Form 10-Q
period 1996-03-31
ALLTRISTA CORP
filed 1996-05-14
CIK 895655

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


               XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For
                    the quarterly period ended March 31, 1996

                                       OR

              ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________


                         Commission file number 0-21052


                              ALLTRISTA CORPORATION


                           State of Indiana 35-1828377

                      345 South High Street, P. O. Box 5004
                              Muncie, IN 47307-5004
                                  317/281-5000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   Class                              Outstanding at March 31, 1996
- - ------------------------------        -------------------------------
  Common Stock,
  without par value                          7,806,950 shares

 The Exhibit index is on page 12 of 13                         Page 1 of 13

                              ALLTRISTA CORPORATION
                          Quarterly Report on Form 10-Q
                       For the period ended March 31, 1996



                                      INDEX



                                                                  Page Number

 PART I.     FINANCIAL INFORMATION:


 Item 1.     Financial Statements

             Unaudited Condensed Statement of Income
                for the three month periods ended
                March 31, 1996 and April 2, 1995                     3

             Unaudited Condensed Balance Sheet at
                March 31, 1996 and December 31, 1995                 4

             Unaudited Condensed Statement of Cash
                Flows for the three month periods ended
                March 31, 1996 and April 2, 1995                     5

             Notes to Unaudited Condensed Financial
                Statements                                           6 - 7

 Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                  8 - 9


 PART II.    OTHER INFORMATION                                       10

PART I.  FINANCIAL INFORMATION

Item 1.            Financial Statements

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                     UNAUDITED CONDENSED STATEMENT OF INCOME
                 (thousands of dollars except per share amounts)

                                                  Three month period ended
                                                    March 31,      April 2,
                                                       1996          1995
                                                       ----          ----
Net sales                                           $51,128       $51,357
                                                 ----------    ----------
Costs and expenses
    Cost of sales                                    37,552        38,512
    Selling, general and administrative
        expenses                                      7,753         7,874
                                                 ----------    ----------

Operating earnings                                    5,823         4,971
Interest expense, net                                  (746)         (966)
                                                 ----------    ----------
Income from continuing operations before taxes        5,077         4,005
Provision for income taxes                           (1,987)       (1,599)
                                                 ----------    ----------
Income from continuing operations                     3,090         2,406
                                                 ----------    ----------
Discontinued operations:
  Earnings from discontinued operations,
    net of income taxes of $216 and $302                267           446
  Net gain on disposal of discontinued operations         -             -
                                                 ----------    ----------
Income from discontinued operations                     267           446
                                                 ----------    ----------
Net income                                           $3,357        $2,852
                                                 ==========    ==========

Per share of common stock:

Income from continuing operations
    Primary earnings per share                     $   .38       $   .30
                                                 ==========    ==========
    Fully diluted earnings per share               $   .38       $   .30
                                                 ==========    ==========

Net income
    Primary earnings per share                     $   .42       $   .36
                                                 ==========    ==========
    Fully diluted earnings per share               $   .41       $   .36
                                                 ==========    ==========




    See accompanying notes to unaudited condensed financial statements.


                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                        UNAUDITED CONDENSED BALANCE SHEET
                             (thousands of dollars)


                                                  March 31,     December 31,
                                                    1996            1995
                                                -----------     ------------
ASSETS
Current assets
   Cash and cash equivalents                    $   1,464        $  2,333
   Accounts receivable, net                        41,390          36,387
   Inventories
      Raw materials and supplies                   25,902          28,373
      Work in process and finished goods           28,243          26,202
   Net assets to be sold                           12,621           -
   Deferred taxes on income                         2,849           2,849
   Prepaid expenses                                   646             607
                                              -----------     -----------
          Total current assets                    113,115          96,751
                                              -----------     -----------

Property, plant and equipment, at cost            149,538         196,135
Accumulated depreciation                         (100,934)       (140,052)
                                              -----------     -----------
                                                   48,604          56,083
Intangible and other assets                        18,519           9,816
                                              -----------     -----------

Total assets                                     $180,238        $162,650
                                              ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Notes payable                                 $ 24,025       $   3,500
   Accounts payable                                19,925          23,376
   Other current liabilities                       15,955          18,063
                                              -----------     -----------
          Total current liabilities                59,905          44,939
                                              -----------     -----------

Noncurrent liabilities
   Long-term debt                                  30,000          30,000
   Deferred taxes on income                           687             687
   Other noncurrent liabilities                     7,627           7,773
                                              -----------     -----------
          Total noncurrent liabilities             38,314          38,460
                                              -----------     -----------

Contingencies

Shareholders' equity:
   Common stock (includes 7,870,721 common
        shares issued and 7,806,950 shares
        outstanding at March 31, 1996)             41,135          40,679
   Retained earnings                               42,322          38,965
   Minimum pension liability                         (367)           (367)
   Cumulative translation adjustment                  (15)            (26)
                                               -----------     -----------
                                                   83,075          79,251
   Less treasury stock (49,576 shares, at cost)    (1,056)              -
                                               -----------     -----------
          Total shareholders' equity               82,019          79,251
                                               -----------     -----------

Total liabilities and shareholders' equity       $180,238        $162,650
                                               ===========     ===========

    See accompanying notes to unaudited condensed financial statements.


                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                             (thousands of dollars)


                                                   Three month period ended
                                                   March 31,         April 2,
                                                     1996              1995
                                                  -----------        ------

Cash flows from operating activities
   Net income                                     $  3,357          $ 2,852
   Reconciliation of net income to net cash
     used in operating activities:
      Depreciation and amortization                  2,885            3,286
      Deferred employee benefits                       232              191
      Other                                             54              151
      Changes in working capital components         (9,403)         (15,453)
                                                  ---------        ---------
       Net cash used in operating activities        (2,875)          (8,973)
                                                 ----------       ----------
Cash flows from financing activities
   Proceeds from revolving credit borrowings
     and notes payable                              20,526           10,500
   Proceeds from issuance of common stock              623              801
   Acquisition of treasury stock                    (1,227)            -
                                                -----------       ----------
       Net cash provided by financing activities    19,922           11,301
                                                 -----------      ----------
Cash flows from investing activities
   Proceeds from sale of property, plant and
     equipment                                          15               54
   Additions to property, plant and equipment,
     including product line acquisition            (17,931)          (1,987)
                                                 ----------       ----------
       Net cash used in investing activities       (17,916)          (1,933)
                                                 ----------       ----------
Net increase (decrease) in cash                       (869)             395
Cash and cash equivalents, beginning of period       2,333            1,229
                                                 ----------       ----------
Cash and cash equivalents, end of period          $  1,464          $ 1,624
                                                 ==========       ==========


   See accompanying notes to unaudited condensed financial statements.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.  Presentation of Condensed Financial Statements

    Certain  information  and  footnote   disclosures,   including   significant
    accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of management, the accompanying condensed financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented. Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of some seasonality in the Consumer Products business. The accompanying unaudited condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements of Alltrista Corporation and Subsidiaries included in the Company's latest annual report.


2.  Contingencies

    The Company is subject to and involved in claims arising out of the conduct of its business including those relating to product liability, environmental and safety and health matters. The Company's information at this time does not indicate that the resolution of the aforementioned claims will have a material, adverse effect upon financial condition, results of operations, cash flows or competitive position of the Company.


3.  Earnings per share

    Earnings per share for the periods are computed by dividing net income for the period by the sum of the weighted average number of shares outstanding for the period and the common stock equivalents which result from stock option activity.

4.  Acquisition of assets

    On March 15, 1996, the Company acquired certain assets related to the home food preservation product line of Kerr Group, Inc. ("Kerr") for $14.4 million and accounted for the acquisition as a purchase. The purchase price was allocated to the equipment, raw materials inventory and a license to use the Kerr trade name, based on their estimated fair values as of the date of acquisition. The license to use the Kerr trade name will be amortized over 10 years. In addition, the Company will assume the operating lease at Kerr's Jackson, Tennessee manufacturing facility. Concurrent with the purchase, the Company and Kerr entered into a non-exclusive Sales Agent Agreement whereby the Company will act as sales agent for certain pre-closing inventory of Kerr. Management estimates that its duties under the Sales Agent Agreement will last through June 1996. At this time, substantially all inventory belonging to Kerr will have been sold. The Company estimates its incremental 1996 sales as a result of this acquisition will be approximately $18 million, with approximately $30 million expected annually under normal conditions. The impact of including the financial results of Kerr in a pro forma presentation for the first quarter of 1995 and 1996 would not have been material.

5.  Subsequent event - Sale of Metal Services Company assets

    Effective April 26, 1996 ( "Measurement date"), the Company sold its Metal Services Company plants, real estate, equipment and coatings and inks inventory to U.S. Can Corporation for approximately $14.9 million. The Company will retain all accounts receivable and inventory other than inks and coatings, as well as substantially all liabilities accrued prior to April 26, 1996. The Company expects to receive approximately $15 million, primarily during 1996, from the sale of the retained inventory to former customers or U.S. Can and the collection of the accounts receivable less amounts required to settle the accounts payable and other liabilities. The Company plans to use the proceeds from the sale to reduce outstanding borrowings.

    The disposal of the Metal Services Company assets has been accounted for as a discontinued operation and, accordingly, its operating results are segregated and reported as discontinued operations in the accompanying Unaudited Condensed Statement of Income. Prior year financial statements have been reclassified to conform to the current year presentation.
    Management estimates a $1.0 million pretax gain on disposal, after considering estimated costs to be incurred in connection with the sale, including a $.7 million curtailment loss for pension benefits related to Metal Services Company, and assuming break-even operations during the phase-out period. The Metal Services Company experienced a pre-tax operating loss of approximately $.6 million for the period from April 1, 1996 to the Measurement date. Sales from this operation were $18.0 million and $20.8 million for the first quarters of 1996 and 1995, respectively.

    The assets sold and liabilities assumed of the discontinued Metal Services Company have been separately identified on the Unaudited Condensed Balance Sheet as of March 31, 1996. These net assets consist of coatings and inks inventory of $.6 million and net property, plant and equipment of $12.7 million, which are reduced by the vacation liabilities assumed by the buyer.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS  OF OPERATIONS

Effective for the first quarter of 1996, in connection with the disposal of Metal Services Company, the Company redefined its businesses into the following distinct segments: food containers and industrial components. Consumer Products Company and Plastic Packaging Company continue to be reported under the food containers segment. The Company's remaining businesses now comprise the industrial components segment.

Results of Continuing Operations

The Company reported net sales of $51.1 million for the first quarter of 1996. This is slightly less than net sales of $51.4 million for the same period of 1995. Operating earnings of $5.8 million for the quarter increased 17.0% from $5.0 million in the first quarter of 1995. Sales were slightly under prior year results in the food containers segment; however, earnings more than doubled. Plastic Packaging Company benefited from favorable product mix, high capacity utilization, and controlled research and development spending which accounted for a large portion of the increase. Consumer Products Company improved its operating results over the prior year due mostly to FRUIT FRESH(R) and Bernardin, Ltd. sales contributing to profit in the first quarter of 1996. Due to purchase accounting adjustments, 1995 first quarter sales resulted in no accounting profit. The industrial components segment had decreased sales and operating earnings in the first quarter of 1996 compared to the same period in 1995. Sales increased in each of the companies in the industrial components segment with the exception of Zinc Products Company. Zinc Products Company saw shipments increase in the coinage area; however, these advances were offset by decreased volume for battery cans and industrial products. LumenX increased sales and reduced its operating loss compared to the previous year's quarter. The sales increases occurred in the vision line. Resin price increases accounted for the sales increases in the Industrial Plastics Company and Unimark Plastics Company. These price increases are generally passed through to customers and thus, do not impact operating earnings. Further decreases in operating earnings in this segment were due to incremental start-up costs of approximately $.6 million at the new Unimark Plastics facility in Springfield, Missouri. Shipments began from this location late in the first quarter; however, the plant is not expected to be profitable until 1997. All of Unimark's other plants improved operating earnings comparing the first quarter of 1996 to 1995.

Overall gross margin percentages have increased from the same period in 1995. Both companies improved margins in the food containers segment. Plastic Packaging margins improved due to tight cost control and excellent capacity utilization, along with favorable sales mix. Margin improvements in the Consumer Products Company were due to the temporary effect in 1995 of selling the acquired FRUIT FRESH(R) and Bernardin inventories at no accounting profit. Margins decreased slightly in the industrial components segment due to reduced margins as a result of pricing concessions and passthrough resin price increases at Industrial Plastics Company. Start-up costs for the new Unimark Plastics facility also decreased margins in that company. These decreases were offset somewhat by favorable sales mix from the coinage product line at Zinc Products and improved throughput at LumenX.

Selling, general and administrative expenses fluctuated in the quarter ended March 31, 1996 in relative proportion to the change in sales volume.

Interest expense for the first quarter of 1996 was $746,000, compared to $966,000 for the same period in 1995. The decrease in interest expense from 1995 is the result of lower interest rates during the 1996 quarter on reduced daily average borrowings. Credit line borrowings were at a year-to-date weighted average interest rate of 4.5% compared to 5.0% a year ago.

Financial Condition, Liquidity and Capital Resources

     Working capital as of March 31, 1996 decreased $11.2 million to $40.6 million from the 1995 year end level (exclusive of the impact of the reclassified net assets to be sold). Short-term borrowings increased $20.5 million in the first quarter mostly due to the March 15 purchase of Kerr's home food preservation assets for $14.5 million. This acquisition will not result in additional cash flow for most of the 1996 growing season because the Company did not purchase the receivables on Kerr's books at the time of acquisition and the Company will be acting as a Sales Agent for Kerr, selling most of the pre-closing inventory on its behalf. Management estimates that sales of Kerr product on Alltrista's behalf will be $18 million in 1996 and will not begin until the third quarter. Future years' sales of this product are estimated at $30 million annually.

Effective April 26, 1996, the Company sold its Metal Services Company plants, real estate, equipment and coatings and inks inventory to U.S. Can Corporation for approximately $14.9 million. The Company will retain all accounts receivable and inventory other than inks and coatings, as well as substantially all liabilities accrued prior to April 26, 1996. The Company expects to receive approximately $15 million, primarily during 1996, from the sales of the retained inventory to former customers or U.S. Can and the collection of the accounts receivable less amounts required to settle the accounts payable and other liabilities. The Company plans to use the proceeds from the sale to reduce its borrowings under its revolving credit agreement. Accordingly, results for the Metal Services business have been reflected as a discontinued operation in the statement of income. The corporate general and administrative cost allocation made to the discontinued operation of the Metal Services Company during the first quarter of 1995 and 1996 was not included in the computation of earnings from discontinued operations and was not allocated to the remaining segments. The related net assets to be sold have been reclassified as such in the balance sheet as of March 31, 1996.

The Company has $30 million of long-term debt with maturity dates beginning in 1998 and continuing through 2004 at a fixed interest rate of 7.8%. In May 1995, the Company terminated a swap agreement, resulting in a transaction gain of $.5 million. This gain is being amortized over the original three-year term of the swap and effectively fixes the Company's interest rate on the long-term debt through December 1997 at 7.19%. The Company participates in a $50 million revolving credit agreement with a group of banks, of which $15 million in borrowings were outstanding at quarter end. No borrowings were outstanding on the revolver at year end. The Company also has available $95 million in committed and uncommitted credit lines of which $9 million in borrowings was outstanding as of March 31, 1996. The debt-to-total capitalization ratio of 39.7% at the end of the first quarter of 1996 is higher than the 29.7% at December 31, 1995, as a result of borrowings to finance an acquisition in the first quarter of 1996, along with seasonal borrowings. As of March 31, 1996, borrowings on the Company's long-term debt and uncommitted credit lines were at a weighted average interest rate of 5.2%. During the first quarter the Company purchased 58,000 shares of its stock in the open market at a total cost of $1.2 million.

Capital expenditures of $17.9 million in the first quarter ended March 31, 1996 include the $14.5 million acquisition of the Kerr home food preservation product line. Remaining spending is in line with the 1996 plan. Approximately $3 million of the 1996 capital spending budget will be used to complete the construction of the manufacturing facility in Springfield, Missouri for the Unimark Plastics Company. Limited production in this facility began in the first quarter of 1996.

The Company is subject to and involved in claims arising out of the conduct of its business including those relating to product liability, environmental and safety and health matters. The Company's information at this time does not indicate that the resolution of the aforementioned claims will have a material, adverse effect upon financial condition, results of operations, capital expenditures or competitive position of the Company.

PART II.  OTHER INFORMATION

Item 1.  Legal proceedings

There were no events required to be reported under Item 1 for the quarter ending March 31, 1996.

Item 2.  Changes in securities

There were no events required to be reported under Item 2 for the quarter ending March 31, 1996.

Item 3.  Defaults upon senior securities

There were no events required to be reported under Item 3 for the quarter ending March 31, 1996.

Item 4.  Submission of matters to a vote of security holders

There were no events required to be reported under Item 4 for the quarter ending March 31, 1996.

Item 5.  Other information

There were no events required to be reported under Item 5 for the quarter ending March 31, 1996.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     11.1    Computation of earnings per share

     27      Financial Data Schedule [EDGAR filing only]

(b)  Reports on Form 8-K

     Report on Form 8-K dated March 15, 1996, filed March 27, 1996, regarding acquisition of certain assets related to the home food preservation products from Kerr Group, Inc. (No financial statements have been filed.)

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Alltrista Corporation
                                                     (Registrant)



Date:  May 14, 1996                   By:     /s/ Kevin D. Bower
      -----------------                       --------------------
                                                  Kevin D. Bower
                                                  Vice President of Finance and
                                                  Controller

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                                 March 31, 1996

                                  EXHIBIT INDEX


Exhibit       Description                                         Page
- - --------      -----------------------                          ----------
11.1          Computation of earnings per share.                   13

27            Financial Data Schedule                       [EDGAR filing only]