Form 10-Q
period 1996-06-30
ALLTRISTA CORP
filed 1996-08-14
CIK 895655

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


               XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For
                    the quarterly period ended June 30, 1996

                                       OR

              ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________


                         Commission file number 0-21052


                              ALLTRISTA CORPORATION


                           State of Indiana 35-1828377

                      345 South High Street, P.O. Box 5004
                              Muncie, IN 47307-5004
                                  317/281-5000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                          Outstanding at June 30,1996
- --------------------                           ---------------------------
Common Stock,
without par value                                   7,900,759 shares


This document contains 14 pages. The exhibit index is on page 13 of 14.

                              ALLTRISTA CORPORATION
                          Quarterly Report on Form 10-Q
                       For the period ended June 30, 1996



                                      INDEX



                                                                  Page Number

 PART I.     FINANCIAL INFORMATION:


 Item 1.     Financial Statements

             Unaudited Condensed Statement of Income
                for the three and six month periods ended
                June 30, 1996 and July 2, 1995                         3


             Unaudited Condensed Balance Sheet at
                June 30, 1996 and December 31, 1995                    4

             Unaudited Condensed Statement of Cash
                Flows for the six month periods ended
                June 30, 1996 and July 2, 1995                         5

             Notes to Unaudited Condensed Financial
                Statements                                             6 - 7

 Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                8 - 10

 PART II.    OTHER INFORMATION                                         11

PART I.  FINANCIAL INFORMATION

Item 1.            Financial Statements

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                     UNAUDITED CONDENSED STATEMENT OF INCOME
                 (thousands of dollars except per share amounts)


                                   Three month period ended   Six month period ended
                                     June 30,     July 2,     June 30,      July 2,
                                       1996        1995         1996         1995
                                   ----------    ---------   ----------    ---------
Net sales                          $ 69,398      $66,614     $120,526      $117,971
Costs and expenses
  Cost of sales                      46,643       46,725       84,195        85,237
  Selling, general and
     administrative expenses         12,101       10,525       19,854        18,400
                                   ----------   -----------  ----------    ---------
Operating earnings                   10,654        9,364       16,477        14,334
Interest expense, net                  (842)        (958)      (1,588)       (1,924)
                                   ----------   -----------  ----------    ---------
Income from continuing operations
  before taxes                        9,812        8,406       14,889       12, 410

Provision for income taxes           (3,908)      (3,359)      (5,895)       (4,958)
                                   ----------   -----------  ----------    ---------
Income from continuing operations     5,904        5,047        8,994         7,452
                                   ----------   -----------  ----------    ---------
Discontinued operation:
  Earnings(loss) from discontinued
    operation, net of income taxes
    of $(216) and $352 for the
    three month periods and $0 and
    $654 for the six month
    periods, respectively              (267)         524          -             971
  Net gain or loss on disposal of
    discontinued operation               -            -           -              -
                                   ----------   -----------  -----------   ---------
Income(loss) from
  discontinued operation               (267)         524          -             971
                                   ----------   -----------  -----------   ---------

Net income                          $ 5,637       $5,571        $8,994       $8,423
                                   ==========   ===========  ===========   =========

Per share of common stock:
Income from continuing operations
  Primary earnings per share        $  .73        $  .63        $ 1.12       $  .93
                                   ==========   ===========  ===========   ==========
  Fully diluted earnings per share  $  .73        $  .63        $ 1.11       $  .93
                                   ==========   ===========  ===========   ==========
 Net income
  Primary earnings per share        $  .70        $  .69        $ 1.12       $ 1.05
                                   ==========   ===========  ===========   ==========
  Fully diluted earnings per share  $  .70        $  .69        $ 1.11       $ 1.05
                                   ==========   ===========  ===========   ==========




           See accompanying notes to unaudited  condensed financial statements.


                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                        UNAUDITED CONDENSED BALANCE SHEET
                             (thousands of dollars)


                                                   June 30,       December 31,
                                                     1996             1995
                                               --------------   --------------
ASSETS
Current assets
   Cash and cash equivalents                        $  5,955         $  2,333
   Accounts receivable, net                           48,659           36,387
   Inventories
      Raw materials and supplies                      10,262           28,373
      Work in process and finished goods              29,920           26,202
   Deferred taxes                                      2,849            2,849
   Prepaid expenses                                      631              607
                                                 ------------     -------------
          Total current assets                        98,276           96,751
                                                 ------------     -------------

Property, plant and equipment, at cost               151,677          196,135
Accumulated depreciation                            (102,536)        (140,052)
                                                 ------------     -------------
                                                      49,141           56,083
Intangibles and other assets                          18,798            9,816
                                                 ------------     -------------

Total assets                                        $166,215         $162,650
                                                 ============     =============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Notes payable                                     $ 1,580        $   3,500
   Accounts payable                                   19,468           23,376
   Other current liabilities                          18,148           18,063
                                                 ------------     -------------
          Total current liabilities                   39,196           44,939
                                                 ------------     -------------

Noncurrent liabilities
   Long-term debt                                     30,000           30,000
   Deferred taxes on income                              687              687
   Other noncurrent liabilities                        8,475            7,773
                                                 ------------     -------------
          Total noncurrent liabilities                39,162           38,460
                                                 ------------     -------------

Contingencies

Shareholders' equity:
   Common stock (includes 7,930,365 common
     shares issued and 7,900,759 shares
     outstanding at June 30, 1996)                   40,686           40,679
   Retained earnings                                 47,959           38,965
   Minimum pension liability                           (367)           (367)
   Cumulative translation adjustment                    (22)            (26)
                                                 ------------     -------------
                                                     88,256           79,251
   Less treasury stock (16,877 shares, at cost)        (399)              -
                                                 ------------     -------------
Total shareholders' equity                           87,857           79,251
                                                 ------------     -------------

Total liabilities and shareholders' equity         $166,215         $162,650
                                                 ============     =============


       See accompanying notes to unaudited condensed financial statements.


                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                             (thousands of dollars)

                                                      Six month period ended
                                                     June 30,          July 2,
                                                       1996              1995
                                                   ------------      ----------
Cash flows from operating activities
  Net income                                           $8,994           $8,423
  Reconciliation of net income to net cash
    provided by operating activities:
      Depreciation and amortization                     5,554            6,442
      Loss on disposal of fixed assets                    590               45
      Deferred employee benefits                          542              494
      Other                                                11              159
  Changes in working capital components                (2,210)         (23,931)
                                                   ------------      ----------
     Net cash provided by (used in)
       operating activities                            13,481           (8,368)
                                                   ------------      ----------

Cash flows from financing activities
   Proceeds from notes payable                         20,526           17,213
   Principal payments of notes payable                (22,446)          (5,122)
   Proceeds from issuance of common stock               1,809            1,463
   Purchase of treasury stock                          (2,194)             -
                                                   ------------      ----------
     Net cash (used in) provided by financing
        activities                                     (2,305)          13,554
                                                   ------------      ----------

Cash flows from investing activities
   Additions to property, plant and equipment,
     including product line acquisition               (21,976)          (4,923)
   Proceeds from sale of property, plant
     and equipment                                         38               99
   Cash proceeds from the sale of certain assets
     of discontinued operation                         14,384               -
                                                   ------------      ----------

     Net cash used in investing activities             (7,554)          (4,824)
                                                   ------------      ----------
Net increase in cash                                    3,622              362
Cash and cash equivalents, beginning of period          2,333            1,229
                                                   ------------      ----------

Cash and cash equivalents, end of period               $5,955          $ 1,591
                                                   ============      ==========






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

4.  Acquisition of assets

    On March 15, 1996, the Company acquired certain assets related to the home food preservation product line of Kerr Group, Inc. ("Kerr") for $14.5 million and accounted for the acquisition as a purchase. The purchase price was allocated to the equipment, raw materials inventory and a perpetual license to use the Kerr trade name, based on their estimated fair values as of the date of acquisition. The license to use the Kerr trade name will be amortized over a period not to exceed 20 years. In addition, the Company assumed the operating lease at Kerr's Jackson, Tennessee manufacturing facility and is conducting a study of the consolidation of manufacturing operations for the home canning product line. Concurrent with the purchase, the Company and Kerr entered into a non-exclusive Sales Agent Agreement whereby the Company acts as sales agent for certain pre-closing inventory of Kerr. Management estimates that its duties under the Sales Agent Agreement will last through August 1996. At that time, substantially all inventory belonging to Kerr will have been sold. The Company estimates its incremental 1996 sales as a result of this acquisition will be approximately $10 million, with approximately $25 million expected annually under normal conditions. The impact of including the financial results of Kerr in a pro forma presentation for the first half of 1995 and 1996 would not have been material.

5.  Discontinued Operation - Sale of Metal Services Company assets
    Effective April 26, 1996 ("Measurement date"), the Company sold its Metal Services Company plants, real estate, equipment and coatings and inks inventory to U.S. Can Corporation for approximately $14.9 million. The Company retained all accounts receivable and inventory other than inks and coatings, as well as substantially all liabilities accrued prior to April 26, 1996. In addition, the Company entered into a non-exclusive sales agreement whereby U.S. Can agreed to sell the retained inventory. On June 28, 1996, the two companies entered into an agreement whereby U.S. Can purchased the inventory remaining on June 30, 1996 for approximately $9 million; at June 30, 1996, a receivable of $7 million exists for the balance owed. The Company expects to receive approximately $15 million, primarily during 1996, from the sale of the retained inventory and the collection of the accounts receivable less amounts required to settle the accounts payable and other liabilities. The Company used the proceeds from the sale to reduce outstanding borrowings.

    The disposal of the Metal Services Company assets has been accounted for as a discontinued operation and, accordingly, its operating results are segregated and reported as a discontinued operation in the accompanying Unaudited Condensed Statement of Income. The prior year Statement of Income has been reclassified to conform to the current year presentation. The net assets of Metal Services Company are included in the balance sheet at December 31, 1995. Management estimates the combined effect of Metal Services' 1996 operating loss, the gain on the sale of the business and estimated costs to be incurred in connection with the sale, including a $.7 million curtailment loss for pension benefits related to Metal Services Company, will be zero. The Metal Services Company experienced an after-tax loss from operations of approximately $.3 million for the period from April 1, 1996 to the Measurement date. Sales from this operation were $42.4 million for the first half of 1995 and $18.0 million up to the Measurement date in 1996.

Item 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - COMPARING SECOND QUARTER 1996 TO SECOND QUARTER 1995

The Company reported net sales of $69.4 million and operating earnings of $10.7 million for the second quarter ended June 30, 1996. This represents a 4.2% and
13.8 % increase over the same period of 1995. Sales and earnings increases in the food containers segment were partly the result of improved sales in the Canadian home canning market and from sales of the Fruit-Fresh brand of fruit protector acquired in late 1994 in the Consumer Products division. Partially offsetting these increases is a reduction in sales of domestic home canning products which have suffered due to poor early season growing conditions. The acquisition of the Kerr brand of home canning products in the first quarter has increased operating costs as the brand is transitioned into the Consumer Products division. This, along with increased marketing costs for domestic canning products caused operating earnings to improve only slightly. Sales of the Kerr brand of home canning products have been made primarily from inventories retained by the previous owner and, consequently, were not a contributor in the second quarter. The Company expects the majority of the inventory retained by Kerr to be sold by the end of August 1996, after which sales of the Kerr brand of home canning products will be for the Company's account. Plastic Packaging Company's sales were higher due to increased demand for formed containers. Earnings also improved as this division continues to improve operating efficiencies. Nearly every division in the industrial components segment reported a slight increase in sales over the 1995 second quarter. Segment earnings, however, did not follow as earnings for the quarter were 4% under a year ago. Zinc Products Company had increased sales due to favorable mix in industrial products, while penny blank sales were level with 1995. Lower volumes in battery cans and zinc strip along with increased professional fees for product development costs caused earnings to fall below the prior year second quarter. Industrial Plastics Division showed higher sales and earnings for the quarter based on volume increases. Under-utilization at the new plant in Springfield, Missouri caused Unimark Plastics' earnings to fall below 1995 second quarter earnings. LumenX had sales similar to the prior year second quarter, however, while results were improved, this business operated at a deficit.

Gross margins for the second quarter improved for both divisions in the food containers segment. Improved sales volumes, favorable mix at both divisions along with efficiency improvements at the Plastic Packaging Company caused the increases. The industrial components segment also improved its gross margin percentages over the prior year's second quarter. Margin improvement at Industrial Plastics was the result of volume increases. LumenX also improved margins as a result of manufacturing efficiencies. These improvements were somewhat offset by a margin shortfall at the Unimark Plastics division resulting from lower than expected volume, particularly at the Company's new Springfield, Missouri facility. Zinc Products margins were nearly even with the prior year second quarter.

Selling, general and administrative costs increased as a percentage of sales in the quarter ended June 30, 1996 due to costs associated with the integration of the newly acquired Kerr brand into the Consumer Products division. Increased professional fees at Zinc Products have also increased selling, general and administrative costs.

Net interest expense for the second quarter of 1996 was $842, compared to $958 for the same period in 1995. The decrease in interest expense from 1995 is the result of lower interest rates during the 1996 quarter on reduced daily average borrowings.

RESULTS OF OPERATIONS - COMPARING YEAR TO DATE 1996 TO YEAR TO DATE 1995

Net sales were $120.5 million or 2.2% higher for the six month period ended June 30, 1996 compared with the 1995 six month period. Operating earnings were $16.5 million, 15.0% higher than earnings for the same period of 1995. Sales and earnings increased in the food containers segment for the six month period. The Consumer Products division contributed to the increases with improvements in Canadian home canning, the Fruit-Fresh brand of fruit protector, and pectin sales, offset by a decrease in the domestic home canning product lines. Earnings improvements followed the volume increases, however, transition costs related to the acquisition of the Kerr home canning business and increased marketing efforts caused overall earnings to lag 1996 expectations. Plastic Packaging Company's sales and earnings benefited from favorable sales mix, reduced scrap and controlled research and development spending. The industrial components segment reported increased sales with decreased earnings comparing the first six months of 1996 to the same period of 1995. Zinc Products Company had slightly increased volumes in coinage for the six month period, but decreased volume for battery cans and industrial products resulted in lower sales and earnings versus the prior year. The Industrial Plastics division showed higher sales in both plastic tables and refrigeration products. This, coupled with reduced research and development and benefits costs, improved earnings. Unimark Plastics Company's sales for the period were even with last year, however below plan volume, primarily at the new Springfield, Missouri plant, caused earnings to fall below 1995 six month earnings. LumenX increased its sales and margins in both vision and x-ray products, decreasing the deficit compared to that reported a year ago.

Gross margins improved for both divisions in the food containers segment. As was the case with the second quarter, improved sales volumes, favorable mix at both divisions along with operating efficiency gains at the Plastic Packaging Company caused the increases. Overall, the industrial components segment had slightly higher gross margin percentages. Improved margins at Zinc Products and LumenX were a result of volume and sales mix. These improvements were somewhat offset by lower than expected volume at Unimark.

The increase in selling, general and administrative costs relative to sales for the six month period was consistent with the increase for the quarter.

Interest expense of $1,588 for the first six months of 1996 was well under interest expense of $1,924 for the same period of 1995 due to lower daily average borrowings and lower interest rates. The Company's weighted average interest rate year to date for 1996 is 5.6% compared with 6.2% for 1995.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Effective April 26, 1996, the Company sold its Metal Services Company plants, real estate, equipment and coatings and inks inventory to U.S. Can Corporation for approximately $14.9 million. The Company retained all accounts receivable and inventory other than inks and coatings, as well as substantially all liabilities accrued prior to April 26, 1996. The Company expects to receive approximately $15 million, primarily during 1996, from the sales of the retained inventory and the collection of the accounts receivable less amounts required to settle the accounts payable and other liabilities. At June 30, 1996 the remaining Metal Services Company inventory had been sold to U.S. Can. The June 30, 1996 accounts receivable balance includes $7 million due from U.S. Can on that sale. The Company is using the proceeds from the sale to reduce borrowings under its revolving credit agreement. Accordingly, results for the Metal Services business have been reflected as a discontinued operation in the statement of income. General and administrative costs previously allocated to Metal Services Company have been excluded from the computation of earnings from discontinued operations.

Working capital as of June 30, 1996 increased to $59.1 million from the 1995 year end level of $51.8 million. The sale of Metal Services has reduced the Company's working capital by approximately $5 million. The decreases are mostly in reduced inventory offset in part by reduced payables. Management also expects to collect Metal Services- related receivables of approximately $11 million during the third quarter. Within the Company's continuing operations, the acquisition of the Kerr product line has increased working capital as this operation built inventories throughout the second quarter.

The Company has $30 million of long-term debt with maturity dates beginning in 1998 and continuing through 2004 at a fixed interest rate of 7.8%. In May 1995, the Company terminated a swap agreement, resulting in a transaction gain of $.5 million. This gain is being amortized over the original three-year term of the swap and effectively fixes the Company's interest rate on the long-term debt through December 1997 at 7.19%. The Company participates in a $50 million revolving credit agreement with a group of banks, of which no borrowings were outstanding at quarter end or year end. The Company also has available $95 million in committed and uncommitted credit lines of which $1.6 million in borrowings was outstanding as of June 30, 1996. The debt-to-total capitalization ratio of 26.4% at the end of the second quarter of 1996 is lower than the 29.7% at December 31, 1995, as a result of using the proceeds from the sale of the Metal Services assets and cash flow from the Company's other businesses to reduce borrowings. As of June 30, 1996, borrowings on the Company's long-term debt and uncommitted credit lines were at a weighted average interest rate of 5.6%. During the first half of 1996, the Company purchased 99,600 shares of its stock in the open market at a total cost of $2.2 million. Treasury shares have been reissued for employee stock plans as needed.

Capital expenditures of $22.0 million in the first six months ended June 30, 1996 include the $14.5 million acquisition of the Kerr home food preservation product line from the first quarter. Spending for the remainder of 1996 is expected to be in line with the second half of 1995.

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

PART II.  OTHER INFORMATION

Item 1.  Legal proceedings

There were no events required to be reported under Item 1 for the quarter ending June 30, 1996.

Item 2.  Changes in securities

There were no events required to be reported under Item 2 for the quarter ending June 30, 1996.

Item 3.  Defaults upon senior securities

There were no events required to be reported under Item 3 for the quarter ending June 30, 1996.

Item 4.  Submission of matters to a vote of security holders

The Company held its Annual Meeting of Shareholders on May 16, 1996. Matters voted upon by proxy were the election of three directors for three-year terms expiring in 1999, the ratification of the appointment of Price Waterhouse LLP as independent accountants in 1996, and approval of the 1996 Employee Stock
Purchase Plan and the 1996 Stock Option Plan for Nonemployee Directors. The results of the vote are as follows:

                                   Voted For   Voted Against    Withheld/Abstained
                                  -----------  -------------    ------------------
Election of directors for terms
  expiring in 1999:
    William A. Foley              7,258,704                         25,406
    William L. Peterson           7,268,241                         15,869
    Patrick W. Rooney             7,265,380                         18,730

Appointment of Price Waterhouse
  LLP as independent accountants
  in 1996                         7,265,102        9,004            10,004

1996 Employee Stock Purchase
  Plan                            6,161,133      196,530             8,600

1996 Stock Option Plan for
  Nonemployee Directors           5,131,718      948,130           298,291

Item 5.  Other information

There were no events required to be reported under Item 5 for the quarter ending June 30, 1996.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     11.1    Computation of earnings per share

(b)  Reports on Form 8-K

     Report on Form 8-K/A dated March 15, 1996, filed May 29, 1996, regarding acquisition of certain assets related to the home food preservation products from Kerr Group, Inc. The amendment was to include the financial statements required under Item 7.

     Report on Form 8-K dated April 29, 1996, filed May 14, 1996, regarding the disposition of the plants, real estate, equipment and coatings and inks inventory of the Metal Services Company.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Alltrista Corporation
                                                 ------------------------
                                                      (Registrant)



Date:     August 13, 1996                     By: /s/ Kevin D. Bower
      -------------------------                  --------------------------
                                                      Kevin D. Bower
                                                      Vice President of Finance
                                                         and Controller

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                                  June 30, 1996

                                  EXHIBIT INDEX


Exhibit                  Description                           Page
- -----------              -------------------------             ----
11.1                     Computation of earnings per share      14

27                       Financial Data Schedule        [EDGAR filing only]