Form 10-Q
period 1996-09-29
ALLTRISTA CORP
filed 1996-11-13
CIK 895655

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


               XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For
                  the quarterly period ended September 29, 1996

                                       OR

              ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________


                         Commission file number 0-21052


                              ALLTRISTA CORPORATION


                           State of Indiana 35-1828377

                      301 South High Street, P.O. Box 5004
                              Muncie, IN 47307-5004
                                  317/281-5000


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


         Class                    Outstanding at September 29, 1996

     Common Stock,
  without par value                      7,600,489 shares

This document contains 13 pages.  The exhibit index is on page 12 of 13.

                              ALLTRISTA CORPORATION
                          Quarterly Report on Form 10-Q
                     For the period ended September 29, 1996



                                      INDEX



                                                                   Page Number
 PART I.     FINANCIAL INFORMATION:


 Item 1.     Financial Statements

             Unaudited Condensed Statement of Income
                for the three and nine month periods ended
                September 29, 1996 and October 1, 1995                  3


             Unaudited Condensed Balance Sheet at
                September 29, 1996 and December 31, 1995                4

             Unaudited Condensed Statement of Cash
                Flows for the nine month periods ended
                September 29, 1996 and October 1, 1995                  5

             Notes to Unaudited Condensed Financial
                Statements                                             6-7

 Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                8-10

 PART II.    OTHER INFORMATION                                         11

PART I.  FINANCIAL INFORMATION

Item 1.            Financial Statements

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                     UNAUDITED CONDENSED STATEMENT OF INCOME
                 (thousands of dollars except per share amounts)


                                   Three month period ended     Nine month period ended
                                   September 29,   October 1,  September 29,    October 1,
                                       1996          1995          1996            1995
                                   ------------   -----------   -----------    ------------
Net sales                            $65,763        $60,123      $186,289      $178,094

Costs and expenses
  Cost of sales                       45,647         42,400       129,842       127,637
  Selling, general and
    administrative expense            12,636          9,311        32,490        27,711
  Unusual item                           -            2,430           -           2,430
                                   -----------    -----------   -----------   -----------
 Operating earnings                    7,480          5,982        23,957        20,316
 Interest expense, net                  (567)          (821)       (2,155)       (2,745)
                                   -----------    -----------   -----------   -----------
Income from continuing operations
   before taxes                        6,913          5,161        21,802        17,571

Provision for income taxes            (2,737)        (2,062)       (8,632)       (7,020)
                                   -----------    -----------   -----------   -----------
Income from continuing operations      4,176          3,099        13,170        10,551
                                   -----------    -----------   -----------   -----------
Discontinued operation:
 Earnings from discontinued
   operation, net of income taxes
   of $0 and $168 for the three
   month periods and $0 and $827
   for the nine month periods,
   respectively                         -               256           -           1,227
 Net gain or loss on disposal of
   discontinued operation               -                -            -             -
                                   -----------    -----------   -----------   -----------
Income from discontinued operation      -               256           -           1,227
                                   -----------    -----------   -----------   -----------
Net income                           $ 4,176         $3,355       $13,170       $11,778
                                   ===========    ===========   ===========   ===========

Earnings per share of common stock:
Income from continuing operations
  Primary and fully diluted          $  .53          $  .39       $  1.64       $  1.32
                                   ===========    ===========   ===========   ===========

Net income
  Primary and  fully diluted         $  .53          $  .42       $  1.64       $  1.47
                                   ===========    ===========   ===========   ===========







     See accompanying notes to unaudited  condensed financial statements.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                        UNAUDITED CONDENSED BALANCE SHEET
                             (thousands of dollars)


                                                 September 29,     December 31,
                                                      1996             1995
                                                --------------- ------------------
ASSETS
Current assets
   Cash and cash equivalents                      $ 12,040          $  2,333
   Accounts receivable, net                         38,917            36,387
   Inventories
      Raw materials and supplies                    10,646            28,373
      Work in process and finished goods            22,405            26,202
   Deferred taxes                                    3,242             2,849
   Prepaid expenses                                    599               607

                                                 ------------       ------------
         Total current assets                       87,849            96,751
                                                 ------------       ------------

Property, plant and equipment, at cost             152,105           196,135
Accumulated depreciation                          (107,201)         (140,052)
                                                 ------------     ------------
                                                    44,904            56,083
Intangibles and other assets                        23,504             9,816
                                                 ------------     ------------

Total assets                                      $156,257          $162,650
                                                 ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Notes payable                                  $   -             $  3,500
   Accounts payable                                 12,875            23,376
   Other current liabilities                        19,903            18,063
                                                 ------------     ------------
          Total current liabilities                 32,778            44,939
                                                 ------------     ------------

Noncurrent liabilities
   Long-term debt                                   30,000            30,000
   Deferred taxes on income                              -               687
   Other noncurrent liabilities                      8,425             7,773
                                                 ------------     ------------
          Total noncurrent liabilities              38,425            38,460
                                                 ------------     ------------

Contingencies

Common stock (includes 7,953,659 common shares
   issued and 7,600,489 shares outstanding at
   September 29, 1996)                              40,900            40,679
Retained earnings                                   52,135            38,965
Minimum pension liability                             (367)            (367)
Cumulative translation adjustment                      (14)             (26)
                                                 ------------     ------------
                                                    92,654            79,251
Less: treasury stock (341,561 shares, at cost)      (7,600)            -
                                                 ------------     ------------
     Total shareholders' equity                     85,054            79,251
                                                 ------------     ------------

Total liabilities and shareholders' equity        $156,257          $162,650
                                                 ============     ============



   See accompanying notes to unaudited condensed financial statements.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                             (thousands of dollars)


                                                   Nine month period ended
                                                   September 29,      October 1,
                                                       1996             1995
                                                   -------------     ------------
Cash flows from operating activities
   Net income                                        $ 13,170          $  11,778
   Reconciliation of net income to net cash
       provided by operating activities:
         Depreciation and amortization                  7,403              9,464
         Loss on disposal of assets                       514                 52
         Deferred taxes on income                      (1,170)              (525)
         Unusual item                                       -              2,430
         Deferred employee benefits                       767                864
         Other                                            (89)               256
   Changes in working capital components                9,256             (8,768)
                                                    -------------    -------------
      Net cash provided by operating activities        29,851             15,551
                                                    -------------    -------------

Cash flows from financing activities
   Proceeds from revolving credit borrow               20,695             17,213
   Principal payments of revolving credit
      borrowings                                      (24,195)           (25,437)
   Proceeds from issuance of common stock               2,442              1,923
   Purchase of treasury stock                          (9,758)                 -
                                                    -------------    ------------
      Net cash used in financing activities           (10,816)            (6,301)
                                                    -------------    ------------
Cash flows from investing activities
   Additions to property, plant and equipment
     including product line acquisition               (24,095)            (8,651)
   Proceeds from sale of property, plant and
     equipment                                            383                103
   Proceeds from sale of certain assets of
     discontinued operation                            14,384                  -
                                                    -------------    ------------
      Net cash used in investing activities            (9,328)            (8,548)
                                                    -------------    ------------

Net increase in cash                                    9,707                702
Cash and cash equivalents, beginning of period          2,333              1,229
                                                    -------------    ------------
Cash and cash equivalents, end of period             $ 12,040           $  1,931
                                                    =============    ============






         See accompanying notes to unaudited  condensed financial statements.

                                                         Page 5 of 13

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

4.  Acquisition of assets

On March 15, 1996, the Company acquired certain assets related to the home food preservation product line of Kerr Group, Inc. ("Kerr") for $14.5 million and accounted for the acquisition as a purchase. The purchase price was allocated to the equipment, raw materials inventory and a perpetual license to use the Kerr trade name, based on their estimated fair values. The license to use the Kerr trade name is being amortized over 20 years. In addition, the Company assumed the operating lease at Kerr's Jackson, Tennessee manufacturing facility. During the third quarter, the Company completed its facility assessment and announced its intention to close the Jackson facility and consolidate operations in its Muncie, Indiana facility. As a result of this decision, additional acquisition costs of $2.6 million have been recorded for severance, and the estimated net costs to close the Jackson facility, resulting in an increase in goodwill. Concurrent with the purchase, the Company and Kerr entered into a non-exclusive Sales Agent Agreement whereby the Company agreed to sell certain pre-closing inventory retained by Kerr. Management estimates that its duties under the Sales Agent Agreement will last through November 1996. The impact of including the financial results of Kerr in a pro forma presentation for nine months of 1995 and 1996 would not have been material.

5.  Discontinued Operation - Sale of Metal Services Company assets

Effective April 26, 1996 ( "Measurement date"), the Company sold its Metal Services Company plants, real estate, equipment and coatings and inks inventory to U.S. Can Corporation for approximately $14.9 million. The Company retained all accounts receivable and inventory other than inks and coatings, as well as substantially all liabilities accrued prior to April 26, 1996. The Company used the proceeds from the sale to reduce outstanding borrowings.
At  this  time,  the   Company  entered into a  non-exclusive  sales  agreement
whereby U.S. Can agreed to sell the retained inventory. On June 28, 1996, the two companies entered into an agreement whereby U.S. Can purchased the inventory remaining on June 30, 1996 for approximately $9 million. The Company expects to receive approximately $15 million, primarily during 1996, from the sale of the retained inventory and the collection of the accounts receivable less amounts required to settle the accounts payable and other liabilities.

     The disposal of the Metal Services Company assets has been accounted for as a discontinued operation and, accordingly, its operating results are segregated and reported as a discontinued operation in the accompanying Unaudited Condensed Statement of Income. The prior year Statement of Income has been restated to conform to the current year presentation. The net assets of Metal Services Company are included in the balance sheet at December 31, 1995. Management estimates the combined effect of Metal Services' 1996 operating loss, the gain on the sale of the business and estimated costs to be incurred in connection with the sale, including a $.7 million curtailment loss for pension benefits related to Metal Services Company, will be zero. Sales from this operation were $69.5 million for the first nine months of 1995 and $18.0 million up to the Measurement date in 1996.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS  OF OPERATIONS

Results of Operations - Comparing Third Quarter 1996 to Third Quarter 1995

The Company reported net sales of $65.8 million and operating earnings of $7.5 million for the third quarter ended September 29, 1996. This represents a 9.4% and 25.0 % increase over the same period of 1995. Excluding the impact of a $2.4 million pretax, non-cash charge related to the termination of the zinc wine capsule development program in 1995, operating earnings declined 11.1% for the quarter. Sales increased while earnings decreased in the food containers segment compared to the prior year third quarter. While domestic home canning sales of the Ball brand were hampered by a poor growing season, the overall sales increase was mostly the result of increased market share in Canada and sales of the newly acquired Kerr brand. Earnings were off as a result of higher warehousing costs as well as increased advertising and sales promotion expense to support the home canning category. In addition, the Kerr acquisition increased operating costs as the brand was integrated into the Consumer Products division. In connection with the integration, the Company announced during the third quarter it will be closing the Jackson, Tennessee facility and consolidating the domestic manufacture of home canning closures at its plant in Muncie, Indiana. Sales of the Kerr brand of home canning products were made primarily from inventories retained by the previous owner and, consequently, were not as significant a contributor in the third quarter as they will be in future periods. The Company expects the majority of the inventory retained by Kerr to be sold by the end of November 1996, after which sales of the Kerr brand of home canning products excluding residual retained inventory, if any, will be for the Company's account. Plastic Packaging Company's sales and earnings for the quarter were level with the prior year. The industrial components segment reported a 9% increase in sales over the 1995 third quarter, with nearly every division showing increases. Segment earnings more than tripled from 1995. Zinc Products Company had increased sales and earnings due mostly to increased volume of penny blanks, and favorable sales mix in industrial products and battery cans. Earnings were lower in the third quarter of 1995 due to the $2.4 million pretax, non-cash charge related to the termination of the zinc wine capsule development program. Industrial Plastics had lower sales and earnings for the quarter as a result of volume and price decreases to its largest customer. Increased sales volume and improved material usage resulted in increased sales and earnings at Unimark Plastics comparing the third quarter of 1996 to the prior year. LumenX reported increased sales from the prior year third quarter; however, this business continued to operate at a slight deficit.

Third quarter gross margins improved in the food containers segment over the prior year. Increased sales of Bernardin brand home canning products in Canada, and improved efficiencies at the Plastic Packaging Company caused the increases. Within the industrial components segment, slight margin improvement at Unimark Plastics and Zinc Products was mostly the result of volume increases.

As the majority of Kerr brand home canning sales were for the benefit of the previous owner, selling, general and administrative costs increased as a percentage of total sales in the quarter ended September 29, 1996 due to costs associated with the integration of the Kerr brand into the Consumer Products division, along with increased marketing and promotional efforts in this division. Increased market research activities at Zinc Products have also increased selling, general and administrative costs.

Net interest expense for the third quarter of 1996 was $567, compared to $821 for the same period in 1995. The decrease is the result of reduced daily average borrowings and interest income earned on cash equivalents which has been netted against expense in the statement of income.

Results of Operations - Comparing Year to Date 1996 to Year to Date 1995

Net sales were $186.3 million or 4.6% higher for the nine month period ended September 29, 1996 compared with the 1995 nine month period. Operating earnings were $24.0 million, 17.9% higher than earnings for the same period of 1995 and 5.3% higher, excluding the $2.4 million unusual item from 1995. Sales and earnings increased in the food containers segment for the nine month period. The Consumer Products division contributed most of the sales increase as a result of increased market share in Canada and sales of the newly acquired Kerr brand, offset to a lesser extent by a decrease in sales of Ball brand home canning products. Under the terms of a non-exclusive sales agent agreement with Kerr Group, Inc. ("Kerr") sales of the Kerr brand home canning products are recorded for the account of Consumer Products Company only after the inventories for such products retained by Kerr have been sold. As a result, the Company's portion of 1996 sales of the Kerr brand are expected to be approximately $5 million. Although sales increased, the earnings decrease compared to 1995 was primarily due to duplicate costs prior to the full integration of the Kerr brand into the home canning business, increased warehousing costs, and advertising and sales promotion efforts. Plastic Packaging Company's sales and earnings continued to benefit from favorable sales mix, reduced scrap and controlled research and development spending. Every division in the industrial components segment reported increased sales and earnings comparing the first nine months of 1996 to the same period of 1995. Earnings were higher in the current year due mostly to a $2.4 million pretax, non-cash charge related to the termination of the zinc wine capsule business in 1995. Zinc Products Company had increased volumes in coinage for the nine month period, offset to a lesser degree by decreased volume for battery cans versus the prior year. The Industrial Plastics division showed slightly higher sales and earnings in both plastic tables and refrigeration products. Unimark Plastics Company's sales improvements are a result of increases in the Pennsylvania and Springfield locations. Despite under-utilization at the new Springfield plant, decreased benefits costs along with volume increases and improved operating efficiencies at other Unimark locations resulted in higher overall earnings year-to-date. LumenX increased its sales and margins in x-ray products, slightly reducing its deficit compared to a year ago.

Gross margins improved in the food containers segment as a result of favorable product mix at each division along with operating efficiency gains at the Plastic Packaging Company and increased sales volumes at Consumer Products. Overall, the industrial components segment had slightly higher gross margin percentages. Improved margins at Zinc Products and LumenX were a result of volume and sales mix. These improvements were somewhat offset by start-up costs and lower than expected volume at Unimark's Springfield location.

The reason for the increase in selling, general and administrative costs relative to sales for the nine month period was consistent with the explanation of the increase for the quarter.

Interest expense of $2,155 for the first nine months of 1996 was well under interest expense of $2,745 for the same period of 1995 due to lower daily average borrowings and lower interest rates. In addition, interest earned on cash equivalents has been netted against interest expense in the 1996 statement of income. The Company's weighted average borrowing rate year to date for 1996 is 5.4% compared with 7.1% for 1995.

Financial Condition, Liquidity and Capital Resources

Working capital as of September 29, 1996 increased to $55.2 million from the 1995 year end level of $51.8 million and includes a $10 million increase in cash and cash equivalents.

Effective April 26, 1996, the Company sold its Metal Services Company plants, real estate, equipment and coatings and inks inventory to U.S. Can Corporation for approximately $14.9 million. The Company retained all accounts receivable and inventory other than inks and coatings, as well as substantially all liabilities accrued prior to April 26, 1996. Proceeds from the sale were used to reduce borrowings under the Company's revolving credit agreement. On June 28, 1996 the remaining Metal Services Company inventory was sold to U.S. Can for approximately $9 million. The sale of Metal Services has reduced the Company's working capital by approximately $9 million. The decreases are mostly in reduced inventories offset in part by accounts payable and accrued liabilities. The Company has received approximately $10 million from the sales of the retained inventory and the collection of the accounts receivable less amounts required to settle the accounts payable and other liabilities. In addition, management expects to collect Metal Services-related receivables of approximately $5 million during the fourth quarter.

Within the Company's continuing operations, the acquisition of the Kerr product line has increased working capital as this operation built inventories and receivables throughout the second and third quarter. Increased short-term investments, the result of the Metal Services transaction, have also contributed to the working capital increase.

The Company has $30 million of long-term debt with maturity dates beginning in 1998 and continuing through 2004 at a fixed interest rate of 7.8%. In May 1995, the Company terminated a swap agreement, resulting in a transaction gain of $.5 million. This gain is being amortized over the original three-year term of the swap and effectively fixes the Company's interest rate on the long-term debt through December 1997 at 7.19%. The Company participates in a $50 million revolving credit agreement with a group of banks, of which no borrowings were outstanding at quarter end or year end. The Company also has available $96 million in committed and uncommitted credit lines of which no borrowings were outstanding at September 29, 1996. After reducing outstanding debt by the cash balance, the debt-to-total capitalization ratio was 17.4% at the end of the third quarter versus 28.2% at December 31, 1995. During the first nine months of 1996, the Company purchased 434,500 shares of its stock in the open market at a total cost of $9.8 million. During the fourth quarter, the Company purchased an additional 195,000 shares of Company stock at a cost of $4.2 million, completing its board-authorized stock repurchase programs. The stock acquired will be reissued for employee stock plans as needed. Capital expenditures of $24.1 million in the nine months ended September 29, 1996 include the $14.5 million acquisition of the Kerr home food preservation product line from the first quarter. Spending for the remainder of 1996 is expected to be approximately $5 million. The Company is subject to and involved in claims arising out of the conduct of its business including those relating to product liability, environmental and safety and health matters. The Company's information at this time does not indicate that the resolution of the aforementioned claims will have a material, adverse effect upon financial condition, results of operations, capital expenditures or competitive position of the Company.
                                                         Page 10 of 13

PART II.  OTHER INFORMATION

Item 1.  Legal proceedings

There were no events required to be reported under Item 1 for the quarter ending September 29, 1996.

Item 2.  Changes in securities

There were no events required to be reported under Item 2 for the quarter ending September 29, 1996.

Item 3.  Defaults upon senior securities

There were no events required to be reported under Item 3 for the quarter ending September 29, 1996.

Item 4.  Submission of matters to a vote of security holders

There were no events required to be reported under Item 4 for the quarter ending September 29, 1996.

Item 5.  Other information

There were no events required to be reported under Item 5 for the quarter ending September 29, 1996.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     11.1    Computation of earnings per share
     27      Financial Data Schedule (EDGAR filing only)

(b)  Reports of Form 8-K

     There were no events required to be reported under Form 8-K for the quarter ending September 29, 1996.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Alltrista Corporation
                                                    (Registrant)



Date:     November 12, 1996                 By: \S\ Kevin D. Bower
         --------------------                   ----------------------------
                                                    Kevin D. Bower
                                                    Vice President of Finance
                                                    and Controller

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                               September 29, 1996

                                  EXHIBIT INDEX


Exhibit                 Description                                  Page
---------               ---------------------------------      -----------------
11.1                    Computation of earnings per share.            11

27                      Financial Data Schedule                EDGAR filing only