Form 10-K405
period 1996-12-31
ALLTRISTA CORP
filed 1997-03-27
CIK 895655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

           ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________________ to _________________

                         Commission File Number 0-21052

                              Alltrista Corporation

                           State of Indiana 35-1828377

                345 South High Street, Suite 200, P. O. Box 5004
                           Muncie, Indiana 47307-5004

       Registrant's telephone number, including area code: (765) 281-5000
   --------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, without par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO
                                      ----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein,and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
           ------

The aggregate market value of voting stock held by non-affiliates of the registrant was $161.3 million based upon the closing market price on March 20, 1997

Number of shares outstanding as of the latest practicable date.

             Class                              Outstanding at March 20, 1997
---------------------------------               ------------------------------
Common Stock, without par value                          7,501,526

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Annual Report to Shareholders for the year ended December 31, 1996 to the extent indicated in Parts I, II, and IV. Except as to information specifically incorporated, the 1996 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K report.

2. Proxy statement filed with the Commission dated April 8, 1997 to the extent indicated in Part III.

This document contains 76 pages.  The exhibit index is on page 17 and 18 of 76.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-K



Part I                                                              PAGE

Item 1.     Business                                                  3
Item 2.     Properties                                                8
Item 3.     Legal Proceedings                                         9
Item 4.     Submission of Matters to a Vote of Security Holders       9


Part II

Item 5.     Market for Registrant's Common Stock and Related
            Shareholder Matters                                       9
Item 6.     Selected Financial Data                                   9
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       9
Item 8.     Financial Statements and Supplementary Data               9
Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                       9


Part III

Item 10.    Directors and Executive Officers of the Registrant       10
Item 11.    Executive Compensation                                   11
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management                                               11
Item 13.    Certain Relationships and Related Transactions           11


Part IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K                                              11


Signatures                                                           13


Index to Financial Statement Schedules                               14


Index to Exhibits                                                    17

PART I

Item 1.  BUSINESS

    On April 2, 1993 (the Distribution Date) Alltrista Corporation (the Company) became an independent company as a result of the distribution of 7,291,208 shares of its common stock (no par value) in the form of a dividend to the shareholders of Ball Corporation (Ball) on the basis of one share of the Company's common stock for every four shares of Ball common stock held by Ball shareholders (the Distribution). Prior to the Distribution Date, Ball transferred to the Company, a wholly owned subsidiary of Ball, the net assets of its Consumer Products, Zinc Products, Metal Services (previously Metal Decorating and Service) and LumenX (previously Industrial Systems) Divisions and its plastic products business (comprised of its Unimark Plastics and Industrial Plastics Divisions and Plastic Packaging (previously Plastic Packaging Products Co.)).
     In April 1996, the Company sold its Metal Services plants, real estate, equipment and certain inventory. The operation has been classified as a discontinued operation on the income statement, and prior years' results have been reclassified to conform to this presentation.

     Effective January 1, 1997, the Company organized all of its operating divisions except LumenX and corporate headquarters into newly formed, separate legal entities. Consequently, the majority of the assets and liabilities associated with these operating divisions were transferred to the new entities.

     The businesses comprising the Company have interests in metal, plastics and consumer products and industrial equipment.

     The following sections of the 1996 Annual Report to Shareholders contain financial and other information concerning company operations and are incorporated herein by reference: the financial statement notes "Significant Accounting Policies" and "Business Segment Information" on pages 18 and 19 through 20; and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 13.

Other Information Pertaining to the Businesses of the Company

     In 1996, the Company redefined its businesses from three to two distinct segments: food containers and industrial components. Unimark Plastics and Industrial Plastics, previously included in the Company's plastic products segment were combined with Zinc Products Company and LumenX to form the industrial components segment.

Food Containers Segment

     The Company's food containers reporting segment is comprised of two operations, Consumer Products Company and Plastic Packaging Company.

Consumer Products Company
     Consumer Products markets a line of home food preservation products which includes Ball, Kerr and Bernardin brand home canning jars and jar closures and related food products (including fruit pectin, fruit protector, pickle mixes and tomato mixes) for home food preservation and preparation. Jar closures are manufactured by Consumer Products principally from tin-plated steel sheet. Food products purchased from others for resale are manufactured and packaged to the division's specifications.

     At the end of the third quarter of 1994, the company acquired the Fruit-Fresh (R) brand of fruit protector from Joh. A. Benckiser GmbH. The transaction resulted in the acquisition of inventory and the Fruit-Fresh (R) brand name. Bernardin Ltd. was purchased from American National Can during the fourth quarter of 1994. Bernardin Ltd. markets home canning products and produces metal closures for home canning in Canada. On March 15, 1996, the Company acquired certain assets from Kerr Group, Inc. related to their home food preservation products. The Company purchased the equipment, raw materials inventory and a license to use the Kerr trade name.

     The demand for home canning supplies is seasonal. Sales generally reflect the pattern of the growing season. Although home canning jars are reusable, the jar closures are replaced after use. Accordingly, a large portion of Consumer Products' sales is represented by sales of new closures and related food products for use with home canning jars.

     The home canning market has declined somewhat over the last several years. Management expects the decline to moderate based on its view that the home canning market has already adjusted for the lifestyle changes that occurred in the early 1980s (i.e., two wage-earning families and trends toward fast food and convenience foods) and that a core base in this market will be maintained. The demand for home canning supplies has historically been contra-cyclical relative to the macro-economy. Consumer Products' line of home canning mixes simplify food preservation consistent with consumer preferences for convenience. Growth opportunities exist through new products and product line extensions as well as business acquisitions.

     Sales are made through well-established distribution channels to approximately 1,500 wholesale and retail customers (principally food, hardware and mass merchants) in the United States and Canada. Sales to one large retail customer exceeded 10% of the division's 1996 net sales.

     Consumer Products Company continues to be a market leader in the sale of home canning supplies in the United States. The principal competitor is Consumers Glass, with competition based on quality, price and various marketing support programs. Consumer Products' acquisition in 1994 of Bernardin Ltd. provides a leadership position in the Canadian market. The food product portion of its business is much more segmented, with competitors ranging in size from very small to very large.

Plastic Packaging Company
     In 1978, Ball began the development of high-barrier coextruded plastic packaging and, in 1984, built a manufacturing facility in Muncie, Indiana, which was expanded in 1990. In 1991, Ball formed Plastic Packaging Products Co., a partnership with Continental Plastics Ventures, Inc. ("CPV"). The partnership was formed from the assets of Ball's high-barrier coextruded plastic packaging business in Muncie, Indiana and CPV's plastic business located in West Chicago, Illinois. In July 1992, Ball purchased CPV's interest in the partnership and concurrently announced the closure of the West Chicago facility and the consolidation of the plastic packaging business in Muncie, Indiana. The closure and consolidation have been completed.

     Plastic Packaging produces high-barrier, multilayer, coextruded plastic products, including sheet (sold directly to processed food manufacturers who "form, fill and seal" their own packages), formed containers (printed and unprinted) and retort containers (reheatable and microwaveable trays). The Company believes that Plastic Packaging supplies a substantial portion of the total United States market for barrier plastic sheet and is also a primary supplier of barrier plastic formed containers.

     Plastic Packaging's customers include major companies in the food and pet food businesses. Sales to each of three customers exceeded 10% of Plastic Packaging's 1996 net sales. Combined sales to these three customers comprised over 75% of Plastic Packaging's 1996 net sales and 10% of the Company's net sales. Each of these customers is a party to a supply contract with Plastic Packaging, the terms of which range from one to ten years and provide for periodic price adjustment as a result of changes in the price of plastic resin, the most significant cost component. Long development, testing and introduction periods are common in order to qualify new food and pharmaceutical packaging products for acceptance by customers. Accordingly, the loss of one or more key customers could have a negative impact on Plastic Packaging's operating earnings in the short-term until new business was developed. Conversely, the long development and testing cycle reduces the likelihood of customers switching suppliers.

     Initially, the coextruded plastic business experienced competition as several manufacturers attempted to enter this emerging market, leading to excess capacity and thereby strengthening the substantial negotiating leverage of major customers. Recently, however, the number of competitors has declined. Management believes that continued growth in this business depends upon a number of factors, including recyclability of barrier plastics, competition with other packaging media, the desire by consumers for convenience packaging and the
ability  to  develop  and  successfully   market  innovative  forms  of  plastic
packaging.

Raw Materials
     Raw materials used by the Company's food containers segment include plastic resins, most of which are available from a variety of sources at competitive costs. Ball brand glass canning jars are supplied under a supply agreement with Ball Foster Glass Container Company, and tin-plate used to manufacture jar closures is supplied under various supply agreements. The Company's food containers segment is not experiencing any shortage of raw materials.

Industrial Components

     The industrial components reporting segment is comprised of Zinc Products Company, Unimark Plastics Company, Industrial Plastics Company, and LumenX, each of which is discussed briefly below.

Zinc Products Company
     Ball began the manufacture of closures for its home canning jars in 1885 using zinc as the primary material and expanded Zinc Products Company to include other zinc products through internal development. The current manufacturing facility for Zinc Products was constructed in Greeneville, Tennessee, in 1970.

     Zinc Products produces copper plated zinc penny blanks for the U.S. Mint, cans for use in zinc/carbon batteries, zinc strip and a line of industrial zinc products, including various products used in the plumbing, automotive and electrical component markets. In addition, the division won a five-year contract in 1996 to produce copper plated zinc penny blanks for the Royal Canadian Mint.

     Zinc Products has three major customers: the U.S. Mint and two major domestic manufacturers of zinc/carbon batteries. These three customers comprised approximately 71% of Zinc Products' 1996 net sales and approximately 18% of the Company's net sales. Zinc Products is the principal supplier of battery cans to two zinc/carbon battery manufacturers, which together account for a large percentage of the United States zinc/carbon battery production. Sales to these two manufacturers are under multi-year contracts, both of which allow for monthly price adjustments for changes in the price of zinc, which is the most significant cost component.

     In order to meet environmental regulations, the battery market in the United States has been shifting to components free of heavy metals. In 1991, Zinc Products introduced a cadmium-free zinc alloy for zinc/carbon batteries which meets current environmental standards in all states. The domestic market for zinc/carbon batteries has declined modestly in recent years; however, management expects the decline to level off and is aggressively pursuing export opportunities.

     Zinc Products is affected by fluctuations in penny blank requirements of the United States Department of the Treasury and the Federal Reserve System. Although the future use of the penny as legal tender has been debated in recent years, the zinc penny is still considered a cost effective currency unit by the U.S. Mint. The Company estimates that Zinc Products supplied 83% of the U.S. Mint's total requirements in 1996, with one competitor producing the remainder. Contracts with the U.S. Mint are normally for a period of one year; however, in September 1996, the U.S. Mint awarded Zinc Products a five-year contract. The U.S. Mint supplies the zinc and copper used to produce the penny blanks under this contract.

     In general, zinc offers superior performance and cost advantages relative to competing materials in the specific product applications in which the division competes. Producers of other metals have not viewed zinc as a major competitor. Therefore, Zinc Products has been able to target new niche markets where a zinc-based product offers cost savings with little competitive reaction. Several new areas with potential high volume usage are being investigated as a result of product development programs and include counterpoise grounding of electrical transmission towers, electronic components and cathodic protection systems for bridges and other structures in coastal areas.

     The Company is the largest United States zinc strip producer. There are only two other zinc strip producers in North America, neither of which has the physical facilities to compete for high volume customer requirements in close tolerance, high quality and specialty rolled products.

Unimark Plastics Company
     In 1978, Ball acquired Unimark Plastics, a plastics injection molding operation located in Reedsville, Pennsylvania. Unimark Plastics' operations expanded in 1984 with a manufacturing facility in Greenville, South Carolina, which is now the division's headquarters. Yorker Closures, a proprietary product line of plastic closures, was acquired in 1988. In 1989, the division began operations in Arecibo, Puerto Rico following major customers who established operations in Puerto Rico. The division completed construction of a new manufacturing facility during 1995, and began production early in 1996 in Springfield, Missouri. A major part of the facility will be devoted to fulfilling a long-term contract to produce wads for shot gun shells.

     The division manufactures precision custom injection molded components for major companies in the medical, consumer products and packaging markets.

     Products for the medical and pharmaceutical industries, which include such items as intravenous harness components and surgical devices, comprised approximately 51% of Unimark Plastics' 1996 net sales. Consumer products include components for retail items and accounted for approximately 37% of the division's 1996 net sales. The remaining sales were primarily closures. Sales to each of three major customers were greater than 10% of Unimark Plastics' 1996 sales. Together, sales to these customers were approximately 44% of Unimark Plastics' 1996 sales.

     The market for injection molded plastics is highly competitive. Unimark Plastics concentrates its marketing efforts in those markets that require high levels of precision, quality and cleanliness. There is potential for continued growth in all product lines, especially in the medical and pharmaceutical market, where the division's quality, service and "clean room" molding operations are critical competitive factors. The Company believes that the quality and cleanliness of Unimark's facilities provide a competitive advantage with respect to this market. Except for Yorker Closures, molds used by the division to manufacture its products are owned by its customers.

Industrial Plastics Company
     Industrial Plastics primarily manufactures thermoformed plastic door liners, separators and evaporator trays for refrigerators. The division's manufacturing facility in Fort Smith, Arkansas, was built by Ball in 1974 as an expansion of Ball's plastics business started in 1952. Approximately 96% of Industrial Plastics' 1996 net sales were to one customer. While this division is reliant on one major customer, the Company is well established in serving this account, based on its design, tooling, proximity and just-in-time delivery. It enjoys a sole source position with this customer. The Company is in the third year of a four and one-half year supply agreement with the customer. In addition, sales of the Company's recently introduced plastic table tops continue to grow. Other products are being developed to reduce the division's dependency on a single customer.

LumenX
     LumenX, headquartered in Mogadore, Ohio, builds customized industrial inspection systems based on its proprietary hardware and software products. These systems are used by automotive, automotive component, and food/beverage container industries. The systems provide on-line inspection capabilities, including assembly verification, detection of extraneous matter, and critical parameter measurement. These inspections, used to assure quality and provide process control information, are conducted using x-ray, machine vision or a combination of x-ray and machine vision technologies.

     The business was formerly operated as Penn Video, Inc., which was acquired by Ball in late 1986. The machine vision inspection technology was supplemented by technological contributions from Ball's aerospace operations under the name of FastTrack. In 1990, an upgraded system was introduced and is being marketed under the name FastTrackIII(R). In 1987 and 1988, the assets of the x-ray inspection businesses of Monsanto Company and TFI, Inc., respectively, were acquired by Ball in separate transactions to supplement the x-ray inspection product line.

     LumenX sells to a variety of customers. Sales to each of three customers were greater than 10% of LumenX's 1996 net sales. Together, sales to these customers were approximately 36% of the division's 1996 sales. Total export sales accounted for 50% of the division's 1996 net sales with sales to France and China each accounting for approximately 10% of this division's 1996 net sales.

     The division's most significant market is tire x-ray inspection. Sales of x-ray inspection equipment to the tire industry exceeded one-third of the division's 1996 net sales. The division's worldwide market share for such equipment is estimated to be 70%.

     Development of new market opportunities requires application engineering to meet individual customer requirements. The division serves a number of niche markets, none of which individually offers large market potential. Competition within each market is intense, with a few major competitors. Competitive focus is primarily on accuracy of inspection, product features, price and service.

Raw Materials
     Raw materials used by the Company's industrial components segment consist primarily of zinc ingot and plastic resins, most of which are readily available from a variety of sources at competitive prices. Currently, the industrial components segment is not experiencing any shortage of raw materials.

Capital Expenditures

     The Company's businesses generally are not significantly affected by rapid technological change. Consequently, capital spending derives from the need to replace existing assets, expand capacity, manufacture new products, improve quality and efficiency, facilitate cost reduction and meet regulatory requirements.

Patents and Trademarks

     The Company believes that none of its active patents or trademarks is essential to the successful operation of its business as a whole. However, one or more patents or trademarks may be material in relation to individual products or product lines such as property rights to use the Kerr brand, Ball brand and Fruit-Fresh(R) brand names, and the Bernardin trade name in its Consumer Products Company in connection with certain goods to be sold, including home horticultural and food preservation supplies, kitchen housewares and packaged foods for human consumption. In the event of a change of control of the Company which has not received the approval of a majority of the board of directors of the Company, Ball has the option to require the re-transfer of the right to use the Ball brand.

Government Contracts

     Zinc Products Company enters into contracts with the United States Government which contain termination provisions customary for government contracts. See "- Industrial Components - Zinc Products Company." The United States Government retains the right to terminate such contracts at its convenience. However, if the contract is terminated, the Company is entitled to be reimbursed for allowable costs and profits to the date of termination relating to authorized work performed to such date. The United States Government contracts are also subject to reduction or modification in the event of changes in government requirements or budgetary constraints. None of the United States Government contracts with Zinc Products have been terminated since the inception of the penny blank supply arrangement in 1981.

Backlog

     Backlog at December 31, 1996 and 1995 applicable to LumenX Company was $3.8 million and $7.3 million, respectively. The backlog which exists at the end of a fiscal year is generally delivered in its entirety during the following fiscal year. The backlog consists of firm contracts and, although such contracts can be changed or canceled, the extent of such changes or cancellations has historically been insignificant. In its other lines of business, the Company sells under supply contracts for minimum (generally exceeded) or indeterminate quantities and, accordingly, is unable to furnish backlog information.

Research and Development

     Research and development costs are expensed as incurred in connection with the Company's internal programs for the development of products and processes and have not been significant in recent years.

Environmental Matters

     Compliance with federal, state and local provisions which have been enacted or adopted relating to protection of the environment has not had a material adverse effect on the Company.

     In 1990, Congress passed amendments to the Clean Air Act which imposed more stringent standards on air emissions. The Clean Air Act amendments will primarily affect the operations of two of the Company's manufacturing facilities. Although many of the specific standards to be promulgated as a result of the Clean Air Act amendments are still unknown, environmental control systems and capture systems in place currently meet the new standards.

     In September 1992, Ball was served with a lawsuit filed by Allied Signal, Inc., and certain other fourth party plaintiffs, seeking the recovery of certain response costs and contribution under the Comprehensive Environmental Response, Compensation, and Liability Act with respect to the alleged disposal of hazardous waste by the Company's former Metal Services division at the Cross Brothers site in Kankakee, Illinois, during the years 1961 to 1980. In October 1992, the Illinois Environmental Protection Agency (EPA) filed an action to join Ball as a defendant, seeking to recover the State's costs in removing waste from the Cross Brothers site. In August 1993, the Company, obligated to indemnify Ball under the Distribution Agreement, and several other defendants agreed to pay the EPA $2.9 million as part of a settlement agreement. The Company's share of this liability, $860,000 exclusive of interest, was paid in 1994; the Company received insurance proceeds of approximately $500,000 related to this matter. The settlement agreement contains a provision for additional payments should clean up costs exceed a specified ceiling. The Company's information at this time does not indicate that clean up of this waste site will exceed the ceiling.

     Non-recyclable packaging components, such as multilayer plastic, may become targets for legislation which would prohibit, tax or restrict the sale or use of certain types of packaging materials. The Company believes that if such legislation were passed it would be on a state by state basis and it would not have an immediate material adverse effect on the Company. There can be no assurance, however, that such restrictive legislation would not be enacted at a national level.

     Federal legislation is currently under review which regulates how hazardous materials are handled and disposed and which attempts to classify zinc as a hazardous material. The Company believes there is adequate regulation under existing clean water and air statutes to control the disposal of zinc and that more restrictive regulation is unnecessary. There can be no assurance, however, that such additional restrictive legislation will not become law. Such legislation could reduce the demand for the Company's products and increase its operating costs.

     In addition to the Cross Brothers site described above, the EPA has designated Ball a potentially responsible party, along with numerous other companies, for the cleanup of hazardous waste sites with which the Company may have been associated. Pursuant to the terms of the Distribution Agreement with Ball, the Company assumed responsibility for any potential costs or liabilities arising from existing or future environmental claims relating to the businesses comprising the Company or prior facilities. However, the Company's information at this time does not indicate these matters will have a material adverse effect upon financial condition, results of operations, capital expenditures or competitive position of the Company.

Employees

     As of February 1997, the Company employed approximately 1,000 people. Approximately 250 union workers are employed at the Zinc Products Company's manufacturing facility and Consumer Products Company's closure manufacturing facility and are covered by two collective bargaining agreements. These agreements expire as follows: Consumer Products Company (Muncie, Indiana) -- October 14, 2001, and Zinc Products Company (Greeneville, Tennessee) -- October 31, 1998. The Company has not experienced a work stoppage during the past three years. Management believes that its relationships with the Company's collective bargaining units are good.

Item 2.  PROPERTIES

     The Company's properties are well maintained, considered adequate and being utilized for their intended purposes. The Company's corporate headquarters is located in Muncie, Indiana and is occupied under a lease agreement. The main office of one of the subsidiaries of the Company, Quoin Corporation, is located in Las Vegas, Nevada. Information regarding the approximate size of significant manufacturing and warehousing facilities is provided below. All major manufacturing facilities are owned or leased by the Company.

                                                                                                Approximate
                                                                                                 Floor Space
            Plant Location                       Industry Segment/ Subsidiary                  in Square Feet
            --------------                       ----------------------------                  --------------
      Greeneville, Tennessee             Industrial components/Zinc Products Company                   320,000
      Mogadore, Ohio (leased)            Industrial components/LumenX Company                           61,000
      Fort Smith, Arkansas               Industrial components/Industrial Plastics Company             140,000
      Reedsville, Pennsylvania           Industrial components/Unimark Plastics Company                 73,000
      Greenville, South Carolina         Industrial components/Unimark Plastics Company                 48,000
      Springfield, Missouri              Industrial components/Unimark Plastics Company                 43,000
      Arecibo, Puerto Rico (leased)      Industrial components/Unimark Plastics Company                 22,000
      Muncie, Indiana                    Food containers/Plastic Packaging Company                     162,000
      Muncie, Indiana                    Food containers/Consumer Products Company                     173,000
      Toronto, Canada (leased)           Food containers/Consumer Products Company                      30,000
      Jackson, Tennessee (leased)*       Food containers/Consumer Products Company                     160,000

      * not currently used in operations but used in warehousing

Item 3.  LEGAL PROCEEDINGS

     In the ordinary course of business, the Company has been and is involved in various legal disputes, including disputes related to allegations of noncompliance with environmental and employment laws and regulations. Pursuant to the terms of the Distribution Agreement with Ball, the Company assumed liability, if any, for certain claims arising from the Company's businesses and certain predecessor businesses. Management does not presently expect any potential loss or settlement in connection with such disputes to have a material adverse effect on the Company.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     There were no matters submitted to the security holders during the fourth quarter of 1996.

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     Alltrista Corporation common stock (JARS) is traded on the Nasdaq National Market System. There were 4,582 common shareholders of record on March 20, 1997.

     Other information required by Item 5 appears under the caption "Quarterly Stock Prices" on page 24 of the 1996 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

     The information required by Item 6 for the five years ended December 31, 1996 appearing in the section titled "Five Year Review of Selected Financial Data" on page 26 of the 1996 Annual Report to shareholders is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 10 through 13 of the 1996 Annual Report to Shareholders is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and notes thereto, appearing on pages 14 through 26 of the 1996 Annual Report to Shareholders, together with the report thereon of Price Waterhouse LLP dated January 31, 1997 appearing on page 26 of the 1996 Annual Report to Shareholders, are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no matters required to be reported under this item.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the company are as follows:

William L. Peterson, age 67, is chairman of the board. Mr. Peterson has been chairman of the Company since May 1993 and was president and chief executive officer from April 1993 to March 1994, when he relinquished the title of president. He then relinquished the title of chief executive officer upon his retirement in December 1994. Mr. Peterson, who joined Ball in 1965, was vice chairman and executive vice president of Ball from August 1992 until April 1993. Mr. Peterson served as executive vice president and chief financial officer of Ball from April 1987 to August 1989 and vice chairman and chief financial officer from August 1989 to August 1992. Prior to April 1987, he served in various offices and positions in the financial, treasury, planning and controller areas of Ball. Mr. Peterson resigned from the Ball Board of Directors as of the Distribution Date. Mr. Peterson also serves as a director of ANB Corporation, Muncie, Indiana.

Thomas B. Clark, age 51, is president and chief executive officer of the Company. Mr. Clark has been president since March 1994 and became chief executive officer on January 1, 1995. From April 1993 to March 1994, Mr. Clark served as senior vice president and chief financial officer. Mr. Clark served as vice president of Ball from August 1992 until April 1993. Mr. Clark joined Ball in August 1976 as director of planning, was elected vice president, planning and development in April 1985 and served as vice president, communications, planning and development from May 1989 until August 1992. Mr. Clark also serves as a director of First Merchants Corporation, Muncie, Indiana.

Jerry T. McDowell, age 55, is senior vice president and chief operating officer of the Company. Mr. McDowell served as president of Zinc Products Company from April 1993 to December 1994. Since joining Ball in 1970, Mr. McDowell served in various operating positions within the Company's Zinc Products division. From
July 1979 to April 1993, Mr. McDowell served as president of Ball's Zinc Products division.

William L. Skinner, age 59, is senior vice president, administration and corporate development and assistant corporate secretary of the Company. From January 1994 to December 1994, Mr. Skinner served as senior vice president, administration and assistant corporate secretary of the Company. From April 1993 to January 1994 Mr. Skinner served as senior vice president, administration and corporate secretary of the Company. After joining Ball in April 1989, Mr. Skinner was director, corporate development. Prior to coming to Ball, Mr. Skinner served in a number of corporate, division and subsidiary sales, manufacturing and general management positions during a 25-year tenure with Ontario Corporation, headquartered in Muncie, Indiana, and served as a member of its board of directors. Mr. Skinner also serves as a director of American National Trust and Investment Management Company, Muncie, Indiana.

Larry D. Miller, age 62, is vice president, communications and investor relations of the Company. Prior to joining Alltrista when the Company began operations on April 2, 1993, Mr. Miller served as director of corporate communications for Ball. He joined Ball in November 1979.

Kevin D. Bower, age 38, is vice president of finance and controller of the Company. From April 1993 to March 1994 Mr. Bower served as vice president and controller of the Company. Mr. Bower joined Ball in November 1992. Prior to that time, he served as a senior manager with the public accounting firm of Price Waterhouse.

Gordon R. Stagge, age 57, is vice president and treasurer of the Company. Mr. Stagge joined Alltrista in April 1993, when the Company began operations. From January 1985 to April 1993, he served as director of cash management for Ball Corporation. He had served in various capacities since joining Ball Corporation in 1962.

     Other information required by Item 10 appearing under the caption "Director Nominees and Continuing Directors" on pages 2 and 3 of the Company's proxy statement filed pursuant to Regulation 14A, dated April 8, 1997, is incorporated herein by reference. The proxy statement will be filed with the Commission no later than April 8, 1997.

Item 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 appearing under the caption "Executive Compensation" on pages 6 through 12 of the Company's proxy statement filed pursuant to Regulation 14A dated April 8, 1997, is incorporated herein by reference. The proxy statement will be filed with the Commission no later than April 8, 1997.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 appearing under the caption "Voting Securities and Principal Shareholders" on page 4 of the Company's proxy statement filed pursuant to Regulation 14A dated April 8, 1997, is incorporated herein by reference. The proxy statement will be filed with the Commission no later than April 8, 1997.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     No disclosure required under Item 13.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of documents filed as part of this report.

    (1) Financial Statements

     The following documents are filed as part of this report and incorporated herein by reference from the indicated pages of the Company's 1996 Annual Report to Shareholders.
                                                                   Page(s) in
                                                                  Annual Report
                                                                ----------------

     Consolidated statement of income -- Years ended
         December 31, 1996, 1995 and 1994                               14

     Consolidated balance sheet -- December 31, 1996 and 1995           15

     Consolidated statement of cash flows -- Years ended
         December 31, 1996, 1995 and 1994                               16

     Consolidated statement of changes in shareholders' equity --
         Years ended December 31, 1996, 1995 and 1994                   17

     Notes to consolidated financial statements                      18 to 26

     Report of independent accountants                                  26


     (2) Financial Statement Schedule:

         See the Index to the Financial Statement Schedule on page 14, which is incorporated by reference herein.

     (3) Exhibits:

         See the Index to Exhibits on pages 17 and 18, which is incorporated by reference herein.

(b) Reports on Form 8-K

    Report on Form 8-K dated March 15, 1996, filed March 27, 1996, regarding acquisition of certain assets related to home food preservation products from Kerr Group, Inc. (No financial statements were filed with this document).

    Report on Form 8-K/A dated March 15, 1996, filed May 29, 1996, regarding acquisition of certain assets related to home food preservation products from Kerr Group, Inc. (The amendment included the financial statements required under Item 7.)

    Report on Form 8-K dated April 29, 1996, filed May 14, 1996, regarding the disposition of the plants, real estate, equipment and coatings and inks inventory of the Metal Services Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ALLTRISTA CORPORATION
                                  (Registrant)

              By:  /s/Thomas B. Clark
                 ---------------------------------------------
                      Thomas B. Clark
                      President and Chief Executive Officer
                      March 27, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

(1)      Principal Executive Officer:

         /s/Thomas B. Clark             President and Chief Executive Officer
         ---------------------------
         Thomas B. Clark                March 27, 1997

(2)      Principal Financial Accounting Officer:

         /s/Kevin D. Bower              Vice President of Finance and Controller
         ---------------------------
         Kevin D. Bower                 March 27, 1997

(3)      Board of Directors:

         /s/William L. Peterson         Chairman and Director
         --------------------------
         William L. Peterson            March 27, 1997

                                        President and Chief Executive Officer
         /s/Thomas B. Clark             and Director
         --------------------------
         Thomas B. Clark                March 27, 1997

         /s/William A. Foley            Director
         --------------------------
         William A. Foley               March 27, 1997

         /s/Robert E. Fowler, Jr.       Director
         --------------------------
         Robert E. Fowler, Jr.          March 27, 1997

         /s/Richard L. Molen            Director
         --------------------------
         Richard L. Molen               March 27, 1997

         /s/Patrick W. Rooney           Director
         --------------------------
         Patrick W. Rooney              March 27, 1997

         /s/David L. Swift              Director
         --------------------------
         David L. Swift                 March 27, 1997

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                    Index to the Financial Statement Schedule


                                                                       Form 10-K
                                                                         Page
                                                                       ---------

Report of Independent Accountants on the Financial Statement Schedule      15

Schedule II  Valuation and Qualifying Accounts and Reserves                16


The financial statement schedule should be read in conjunction with the consolidated financial statements in the 1996 Annual Report to Shareholders. Schedules not included in this additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Accountants on the Financial Statement Schedule







To the Board of Directors of
Alltrista Corporation


Our audits of the consolidated financial statements referred to in our report dated January 31, 1997 appearing on page 26 of the 1996 Annual Report to Shareholders of Alltrista Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





/s/Price Waterhouse LLP
PRICE WATERHOUSE LLP

Indianapolis, Indiana
January 31, 1997

                                                                                                           Schedule II
                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (thousands of dollars)


                 Balance at       Charges to                        Balance at
                  beginning        costs and        Deductions         end of
                  of period         expense       from reserves        period
               --------------   --------------  ----------------   -------------

Reserves against accounts receivable:
1996             $ (1,377)        $(1,589)        $  1,837           $(1,129)
1995             $ (1,159)        $(1,049)        $    831           $(1,377)
1994             $   (884)        $(1,318)        $  1,043           $(1,159)


                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                Index to Exhibits

Exhibit
 Number  Description of Exhibit
-------  ----------------------------------------------------------------------

 3.1 Form of Amended Articles of Incorporation (filed as Exhibit 3.1 to the Company's Registration Statement on Form 10, Filing No. 0-21052, and incorporated herein by reference), filed October 20,1992

 3.2 Form of Bylaws of Alltrista Corporation (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K, Filing No. 0-21052, and incorporated herein by reference), filed March 31, 1996

 4.1     Form of Common Stock  Certificate  of Alltrista  Corporation  (filed as
         Exhibit 4.1 to the Company's Registration Statement on Form 10, Filing No.0-21052, and incorporated herein by reference), filed March 17, 1993

 4.2 Form of Rights Agreement (filed as Exhibit 4.2 to the Company's Registration Statement on Form 10, Filing No. 0-21052, and incorporated herein by reference), filed October 20, 1992

10.1 Form of Alltrista Corporation 1993 Economic Value Added Incentive Compensation Plan for Key Members of Management (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K, Filing No.0-21052, and incorporated herein by reference), filed March 31, 1996

10.2 Form of Alltrista Corporation 1993 Stock Option Plan for Nonemployee Directors (filed as Exhibit 10.2 to the Company's Registration Statement on Form 10, Filing No. 0-21052, and incorporated herein by reference), filed March 17, 1993

10.3     Form of Alltrista  Corporation 1993 Stock Option Plan (filed as Exhibit
         10.3 to the Company's Registration Statement on Form 10, Filing No.0-21052, and incorporated herein by reference), filed March 17, 1993

10.4 Form of Alltrista Corporation 1996 Stock Option Plan for Nonemployee Directors

10.5     Form of Alltrista Corporation 1993 Restricted Stock Plan (filed as
         Exhibit 10.4 to the Company's Registration Statement on Form 10, Filing No. 0-21052, and incorporated herein by reference), filed March 17, 1993

10.6 Form of Change of Control Agreement (filed as Exhibit 10.5 to the Company's Registration Statement on Form 10, Filing No. 0-21052, and incorporated herein by reference), filed March 17, 1993

10.7     List of Alltrista Corporation employees party to Exhibit 10.6

10.8 Form of Distribution Agreement between Ball Corporation and Alltrista Corporation (filed as Exhibit 10.7 to the Company's Registration Statement on Form 10, Filing No. 0-21052, and incorporated herein by reference), filed March 17, 1993

10.9 Form of Tax Sharing and Indemnification Agreement between Ball Corporation and Alltrista Corporation (filed as Exhibit 10.10 to the Company's Registration Statement on Form 10, Filing No. 0-21052, and incorporated herein by reference), filed March 17, 1993

10.10 Form of Indemnification Agreement (filed as Exhibit 10.13 to the Company's Registration Statement on Form 10, Filing No. 0-21052, and incorporated herein by reference), filed March 17, 1993

Exhibit
 Number  Description of Exhibit
-------  ----------------------------------------------------------------------

10.11 List of Directors and Executive Officers party to Exhibit 10.10 (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K, Filing No. 0-21052, and incorporated herein by reference),filed March 31, 1996

10.12 Form of Alltrista Corporation 1993 Deferred Compensation Plan for Selected Key Employees (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K, Filing No. 0-21052, and incorporated herein by reference), filed March 31, 1996

10.13 Form of Alltrista Corporation 1993 Deferred Compensation Plan as amended

11.1     Computation of Earnings Per Share

13.1 Alltrista Corporation 1996 Annual Report to Shareholders (The Annual Report to Shareholders, except for those portions thereof incorporated by reference, is furnished for the information of the Commission and is not to be deemed filed as part of this Form 10-K).

21.1     Subsidiaries of Alltrista Corporation

23.1     Consent of Independent Accountants

Copies of exhibits incorporated by reference can be obtained from the SEC and are located in SEC File No.0-21052.