Form 10-Q
period 1997-03-30
ALLTRISTA CORP
filed 1997-05-13
CIK 895655

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


               XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For
                    the quarterly period ended March 30, 1997

                                       OR

              ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________


                         Commission file number 0-21052


                              ALLTRISTA CORPORATION


                           State of Indiana 35-1828377

                      345 South High Street, P. O. Box 5004
                              Muncie, IN 47307-5004
                                  765/281-5000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                        Outstanding at March 30, 1997
       ------------------                 -----------------------------
         Common Stock,
       without par value                         7,480,112 shares




This document contains 12 pages.  The exhibit index is on page 11 of 12.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                          Quarterly Report on Form 10-Q
                       For the period ended March 30, 1997



                                      INDEX



                                                                Page Number

 PART I.     FINANCIAL INFORMATION:


 Item 1.     Financial Statements

             Unaudited Condensed Consolidated Statement of Income
                for the three month periods ended
                March 30, 1997 and March 31, 1996                     3

             Unaudited Condensed Consolidated Balance Sheet at
                March 30, 1997 and December 31, 1996                  4

             Unaudited Condensed Consolidated Statement of Cash
                Flows for the three month periods ended
                March 30, 1997 and March 31, 1996                     5

             Notes to Unaudited Condensed Consolidated Financial
                Statements                                            6

 Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                   7 - 8


 PART II.    OTHER INFORMATION                                        9

PART I.  FINANCIAL INFORMATION

Item 1.            Financial Statements

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME
                 (thousands of dollars except per share amounts)


                                                      Three month period ended
                                                       March 30,      March 31,
                                                         1997           1996
                                                         ----           ----
 Net sales                                             $45,642       $51,128
                                                    ----------    ----------

Costs and expenses
     Cost of sales                                      34,798        37,552
     Selling, general and administrative expenses        7,938         7,753
                                                    ----------    ----------

Operating earnings                                       2,906         5,823
Interest expense, net                                     (609)         (746)
                                                     ----------    ----------
Income from continuing operations before taxes           2,297         5,077
Provision for income taxes                                (864)       (1,987)
                                                     ----------    ----------
Income from continuing operations                        1,433         3,090
                                                     ----------    ----------

Discontinued operations:
   Earnings from discontinued operations,
     net of income taxes of $216                             -           267
                                                     ----------    ----------
Income from discontinued operations                          -           267
                                                     ----------    ----------
Net income                                              $1,433        $3,357
                                                     ==========    ==========

Per share of common stock:

Income from continuing operations
     Primary earnings per share                         $   .19      $   .38
                                                     ==========    ==========
     Fully diluted earnings per share                   $   .19      $   .38
                                                     ==========    ==========

Net income
     Primary earnings per share                         $   .19      $   .42
                                                     ==========    ==========
     Fully diluted earnings per share                   $   .19      $   .41
                                                     ==========    ==========



See accompanying notes to unaudited condensed consolidated financial statements.


                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                             (thousands of dollars)


                                                   March 30,       December 31,
                                                     1997              1996
                                                  ----------        -----------
ASSETS
Current assets
   Cash and cash equivalents                       $   1,770        $  7,611
   Accounts receivable, net                           29,808          27,621
   Inventories
      Raw materials and supplies                       9,728           9,894
      Work in process and finished goods              34,659          32,368
   Deferred taxes on income                            3,312           3,312
   Prepaid expenses                                    1,338             726
                                                   ----------     -----------
          Total current assets                        80,615          81,532
                                                   -----------     -----------

Property, plant and equipment, at cost               146,566         145,135
Accumulated depreciation                            (100,747)        (99,475)
                                                   -----------     -----------
                                                      45,819          45,660
Goodwill, net                                         20,272          20,549
Other assets                                           6,565           6,338
                                                   -----------     -----------

Total assets                                        $153,271        $154,079
                                                   ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Notes payable                                   $   4,780       $    -
   Accounts payable                                   13,277          17,181
   Other current liabilities                          12,025          15,479
                                                  -----------     -----------
          Total current liabilities                   30,082          32,660
                                                  -----------     -----------

Noncurrent liabilities
   Long-term debt                                     30,000          30,000
   Deferred taxes on income                               91              92
   Other noncurrent liabilities                        7,751           7,860
                                                  -----------     -----------
          Total noncurrent liabilities                37,842          37,952
                                                  -----------     -----------

Contingencies

Shareholders' equity:
   Common stock (includes 7,980,068 common
        shares issued and 7,480,112 shares
        outstanding at March 30, 1997)                41,440          41,457
   Retained earnings                                  54,880          53,475
   Minimum pension liability                            (253)           (253)
   Cumulative translation adjustment                     (77)            (38)
                                                  -----------     -----------
                                                      95,990          94,641
   Less treasury stock (479,602 shares, at cost)     (10,643)        (11,174)
                                                  -----------     -----------
          Total shareholders' equity                  85,347          83,467
                                                  -----------     -----------

Total liabilities and shareholders' equity          $153,271        $154,079
                                                  ===========     ===========

See accompanying notes to unaudited condensed consolidated financial statements.


                     ALLTRISTA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (thousands of dollars)


                                                      Three month period ended
                                                     March 30,         March 31,
                                                       1997              1996
                                                    -----------       ----------
Cash flows from operating activities
   Net income                                         $1,433            $3,357
   Reconciliation of net income to net cash used in
       operating activities:
       Depreciation and amortization                   2,523             2,885
       Deferred employee benefits                        202               232
       Other                                            (108)               54
       Changes in working capital components         (12,540)           (9,403)
                                                    ----------        ----------

          Net cash used in operating activities       (8,490)           (2,875)
                                                    ----------        ----------

Cash flows from financing activities
   Proceeds from revolving credit borrowings
      and notes payable                                4,780            20,526
   Proceeds from issuance of common stock                516               623
   Acquisition of treasury stock                         -              (1,227)
                                                    ----------        ----------

          Net cash provided by financing activities    5,296            19,922
                                                    ----------        ----------

Cash flows from investing activities
   Proceeds from sale of property, plant and
      equipment                                           36                15
   Additions to property, plant and equipment,
      including product line acquisition              (2,683)          (17,931)
                                                    ----------        ----------

          Net cash used in investing activities       (2,647)          (17,916)
                                                    ----------        ----------

Net increase (decrease) in cash                       (5,841)             (869)
Cash and cash equivalents, beginning of period         7,611             2,333
                                                    ----------        ----------

Cash and cash equivalents, end of period              $1,770            $1,464
                                                    ==========        ==========





See accompanying notes to unaudited condensed consolidated financial statements.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Presentation of Condensed Consolidated Financial Statements

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


3.  Earnings per share

    Earnings per share for the periods are computed by dividing net income for the period by the sum of the weighted average number of shares outstanding for the period and the common stock equivalents which result from stock option activity. The Company will adopt the provisions of Statement of Financial Standards No. 128, "Earnings Per Share", in the last quarter of 1997. Proforma basic earnings per share would have been $.19 per share for both income from continuing operations and net income in the period ended March 30, 1997. Basic earnings per share would have been $.40 per share for income from continuing operations and $.43 for net income in the period ended March 31, 1996.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Continuing Operations

     The Company reported net sales of $45.6 million for the first quarter of 1997, a decrease of 10.7% from sales of $51.1 million for the same period of 1996. Operating earnings of $2.9 million for the quarter were half of the $5.8 million in the first quarter of 1996. Sales and earnings were lower in the food containers segment with both companies reporting decreases. Plastic Packaging Company had reduced sales due to changes in product mix and anticipated reduced customer orders. While operating efficiencies continue to be excellent at this operation, these decreases also negatively affected operating earnings. As is customary in the first quarter, Consumer Products Company operated at a deficit. Increased selling costs, goodwill amortization and marginally lower sales resulted in a slightly larger deficit versus 1996. Consolidation of the manufacturing operations for both the Ball brand and Kerr brand product lines was completed in late 1996. As a result, this division expects to achieve a benefit in lower manufacturing costs throughout 1997. Each of the industrial components segment operations reported decreased sales and operating earnings in the first quarter of 1997 compared to the same period in 1996. Zinc Products Company saw penny blank shipments decrease by nearly 50%, as anticipated, due to high coinage inventories in the Federal Reserve System. These reduced volumes are expected to continue at least through the second quarter of 1997. Although earnings were substantially lower than 1996, increased sales in the industrial products area and a 13% increase in the cost of zinc ingot, which is passed on to customers, resulted in only a slight decrease in reported sales. A decrease in x-ray sales resulted in an operating loss similar to the first quarter of 1996 at LumenX. The earnings impact of the sales shortfall was offset to some degree by cost reductions in several areas of this business. Resin price decreases and material composition changes accounted for much of the modest sales decrease in the Industrial Plastics Company. These price decreases are generally passed through to customers and thus, do not significantly impact operating earnings. Unimark Plastics Company had a 17% decrease in sales that reflects some customers' efforts to reduce their inventories and certain other customers temporarily moving production in-house. Operating earnings suffered due to the volume loss along with increased selling and marketing expenses at this division.

Overall gross margin percentages have decreased from the same period in 1996, primarily as a result of the reduced penny blank shipments at Zinc Products and lower sales volumes at Unimark Plastics and Plastic Packaging. Increased margins at Consumer Products reflect the impact of consolidating the closure manufacturing operation in Jackson, Tennessee into the Muncie facility and lower raw material costs.

     Selling, general and administrative expenses increased as a percentage of sales during the first quarter of 1997. This results from reduced sales relative to certain fixed administrative costs, primarily at the corporate office. Selling, general and administrative expenses fluctuated in the quarter ended March 31, 1996 in relative proportion to the change in sales volume.

     Interest expense, net for the first quarter of 1997 was $609,000, compared to $746,000 for the same period in 1996. The decrease in interest expense from 1996 is the result of reduced daily average borrowings coupled with interest earned on short-term investments in the first quarter of 1997. Year-to-date borrowings under the Company's lines of credit were at a weighted average interest rate of 5.9% compared to 4.5% a year ago.

     The effective income tax rate decreased from 39.6% ti 37.6% in the first quarter of 1997 versus 1996 due to the formation of new legal entities which required the Company to change the way it files its state income taxes.

Financial Condition, Liquidity and Capital Resources

     Working capital as of March 30, 1997 increased $1.6 million to $50.5 million from the 1996 year end level. The increase in accounts receivable and inventories is reflective of customary seasonal activity, particularly in the consumer products business. Short-term borrowings increased approximately $5 million to fund the seasonal working capital needs and benefit payments made in the first quarter.

Effective April 26, 1996, the Company sold its Metal Services Company plants, real estate, equipment and coatings and inks inventory to U.S. Can Corporation for approximately $14.9 million. Accordingly, results for the Metal Services business have been reflected as a discontinued operation in the statement of income. The corporate general and administrative cost allocation made to the discontinued operation of the Metal Services Company during the first quarter of 1996 was not included in the computation of earnings from discontinued operations and was not allocated to the remaining segments.

The Company has $30 million of long-term debt with maturity dates beginning in 1998 and continuing through 2004 at a fixed interest rate of 7.8%. In May 1995, the Company terminated a swap agreement, resulting in a transaction gain of $.5 million. This gain is being amortized over the original three-year term of the swap and effectively fixes the Company's interest rate on the long-term debt through December 1997 at 7.19%. The Company participates in a $50 million revolving credit agreement with a group of banks, of which no borrowings were outstanding at quarter end or year end. The Company also has available $95 million in committed and uncommitted credit lines of which $4.8 million in borrowings was outstanding as of March 30, 1997. After reducing outstanding debt by the cash balance, the debt-to-total capitalization ratio was 27.9% at the end of the first quarter of 1997. This is higher than the 21.2% at December 31, 1996, as a result of normal seasonal borrowings. As of March 30, 1997, borrowings on the Company's long-term debt and uncommitted credit lines were at a weighted average interest rate of 7.0%.

Capital expenditures of $2.7 million in the first quarter ended March 30, 1997 are in line with the 1997 plan. Capital expenditures of $17.9 million in the previous year's first quarter include the $14.5 million acquisition of the Kerr home food preservation product line.

     On March 27, 1997 the Company entered into a letter of intent to acquire Viking Industries, an Arkansas-based producer of large thermoformed plastic products sold to manufactured housing and recreational vehicle industries. The transaction will be financed through available credit lines and is expected to be completed in the second quarter of 1997. The transaction is not expected to have a significant impact on the Company's consolidated results of operations.

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

PART II.  OTHER INFORMATION

Item 1.  Legal proceedings

There were no events required to be reported under Item 1 for the quarter ending March 30, 1997.

Item 2.  Changes in securities

There were no events required to be reported under Item 2 for the quarter ending March 30, 1997.

Item 3.  Defaults upon senior securities

There were no events required to be reported under Item 3 for the quarter ending March 30, 1997.

Item 4.  Submission of matters to a vote of security holders

There were no events required to be reported under Item 4 for the quarter ending March 30, 1997.

Item 5.  Other information

There were no events required to be reported under Item 5 for the quarter ending March 30, 1997.

Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits

        11.1      Computation of earnings per share
        27        Financial Data Schedule [EDGAR filing only]

     b.  Reports on Form 8-K

     There were no events required to be reported under Form 8-K for the quarter ending March 30, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Alltrista Corporation
                                                        (Registrant)



Date:  May 9, 1997                           By:     /s/ Kevin D. Bower
      -------------                                  ------------------
                                                     Kevin D. Bower
                                                     Senior Vice President and
                                                     Chief  Financial Officer

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                                 March 30, 1997

                                  EXHIBIT INDEX


Exhibit                   Description                               Page
-------                   ---------------------------------    ---------------
11.1                      Computation of earnings per share.         11

27                        Financial Data Schedule            [EDGAR filing only]