Form 10-Q
period 1997-06-29
ALLTRISTA CORP
filed 1997-08-12
CIK 895655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


               XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For
                    the quarterly period ended June 29, 1997

                                       OR

              ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________


                         Commission file number 0-21052


                              ALLTRISTA CORPORATION


              Indiana                                 No. 35-1828377
       State of Incorporation                  IRS Employer Identification No.


                      345 South High Street, P.O. Box 5004
                              Muncie, IN 47307-5004
                                  765/281-5000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                 Outstanding at July 31, 1997
     -----------------                          ----------------------------
       Common Stock,
     without par value                              7,396,630 shares


      This document contains 15 pages. The exhibit index is on page 14 of 15.

                              ALLTRISTA CORPORATION
                          Quarterly Report on Form 10-Q
                       For the period ended June 29, 1997



                                      INDEX



                                                                Page Number

 PART I.     FINANCIAL INFORMATION:


 Item 1.     Financial Statements

             Unaudited Condensed Statements of Income
                for the three and six month periods ended
                June 29, 1997 and June 30, 1996                     3


             Unaudited Condensed Balance Sheets at
                June 29, 1997 and December 31, 1996                 4

             Unaudited Condensed Statements of Cash
                Flows for the six month periods ended
                June 29, 1997 and June 30, 1996                     5

             Notes to Unaudited Condensed Financial
                Statements                                        6 - 7

 Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                8 - 11

 PART II.    OTHER INFORMATION                                      12

PART I.  FINANCIAL INFORMATION

Item 1.            Financial Statements

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                    UNAUDITED CONDENSED STATEMENTS OF INCOME
                 (thousands of dollars except per share amounts)



                                                 Three month period ended      Six month period ended
                                                  June 29,      June 30,      June 29,        June 30,
                                                    1997          1996          1997            1996
                                                ------------   -----------   -----------    ------------
Net Sales                                          $78,950        $69,398       $124,592      $120,526

Costs and expenses
   Cost of sales                                    54,619         46,643         89,417        84,195
   Selling, general and administrative expenses     12,664         12,101         20,602        19,854
                                                ------------   -----------   -----------    ------------
Operating earnings                                  11,667         10,654         14,573        16,477
Interest expense, net                                 (751)          (842)        (1,360)       (1,588)
                                                ------------   -----------   -----------    ------------
Income from continuing operations before taxes      10,916          9,812         13,213        14,889

Provision for income taxes                          (4,104)        (3,908)        (4,968)       (5,895)
                                                ------------   -----------   -----------    ------------

Income from continuing operations                    6,812          5,904          8,245         8,994

Loss from discontinued operation,
   net of income taxes of $(216) for the three
   month period-ended June 30, 1996                   -              (267)          -             -
                                                 ------------   -----------   -----------    ------------

Net income                                        $  6,812       $  5,637        $ 8,245      $  8,994
                                                 ============   ===========   ===========    ===========

Per share of common stock:
Income from continuing operations
   Primary earnings per share                     $    .91       $    .73        $  1.09      $   1.12
                                                 ============   ===========    ==========    ===========
   Fully diluted earnings per share               $     90       $    .73        $  1.09      $   1.11
                                                 ===========    ===========    ==========    ===========

Net income
   Primary earnings per share                     $    .91       $    .70        $  1.09      $   1.12
                                                 ===========    ===========    ==========    ===========
   Fully diluted earnings per share               $    .90       $    .70        $  1.09      $   1.11
                                                 ===========    ===========    ==========    ===========





      See accompanying notes to unaudited condensed financial statements.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                       UNAUDITED CONDENSED BALANCE SHEETS
                             (thousands of dollars)


                                                    June 29,        December 31,
                                                     1997              1996
                                                  ------------    --------------
ASSETS
Current assets
   Cash and cash equivalents                       $    3,168       $    7,611
   Accounts receivable, net                            39,437           27,621
   Inventories
      Raw materials and supplies                       10,722            9,894
      Work in process and finished goods               28,081           32,368
   Deferred taxes on income                             3,312            3,312
   Prepaid expenses                                     1,242              726
                                                   ------------     ------------
       Total current assets                            85,962           81,532
                                                   ------------     ------------

Property, plant and equipment, at cost                148,619          145,135
Accumulated depreciation                             (102,684)         (99,475)
                                                   ------------     ------------
                                                       45,935           45,660

Goodwill, net                                          25,503           20,549
Other assets                                            6,980            6,338
                                                   ------------     ------------
       Total assets                                  $164,380         $154,079
                                                   ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Notes payable                                   $    4,808           $    -
   Accounts payable                                    17,097           17,181
   Other current liabilities                           15,534           15,479
                                                   ------------     ------------
       Total current liabilities                       37,439           32,660
                                                   ------------     ------------

Noncurrent liabilities
   Long-term debt                                      30,000           30,000
   Deferred taxes on income                                91               92
   Other noncurrent liabilities                         7,972            7,860
                                                   ------------     ------------
       Total noncurrent liabilities                    38,063           37,952
                                                   ------------     ------------

Shareholders' equity:
   Common stock (includes 7,983,341 common
       shares issued and 7,352,892 shares
       outstanding at June 29, 1997)                   41,090           41,457
   Retained earnings                                   61,668           53,475
   Minimum pension liability                             (253)            (253)
   Cumulative translation adjustment                      (73)             (38)
                                                   ------------     ------------
                                                       102,432           94,641
   Less treasury stock (608,256 shares, at cost)       (13,554)         (11,174)
                                                   ------------     -----------
      Total shareholders' equity                        88,878           83,467
                                                   ------------     ------------


      Total liabilities and shareholders' equity      $164,380         $154,079
                                                    ===========     ============


      See accompanying notes to unaudited condensed financial statements.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)


                                                           Six month period ended
                                                         June 29,          June 30,
                                                           1997              1996
                                                        ------------      ----------
Cash flows from operating activities
   Net income                                             $8,245           $8,994
   Reconciliation of net income to net cash provided
       by operating activities:
       Depreciation and amortization                       5,072            5,554
       Loss on disposal of fixed assets                      525              590
       Deferred employee benefits                            406              542
       Other                                                (245)              11
   Changes in working capital components                  (8,231)          (2,210)
                                                        ------------     ------------

      Net cash provided by operating activities            5,772           13,481
                                                        ------------     ------------

Cash flows from financing activities
   Proceeds from revolving credit borrowings              15,967           20,526
   Payments on revolving credit borrowings               (11,160)         (22,446)
   Proceeds from issuance of common stock                  1,293            1,809
   Purchase of treasury stock                             (4,042)          (2,194)
                                                      ------------     ------------

      Net cash provided by (used in)
         financing activities                              2,058           (2,305)
                                                      ------------     ------------

Cash flows from investing activities
   Additions to property, plant and equipment              (3,617)          (6,906)
   Proceeds from sale of property, plant and equipment         46               38
   Acquisition of businesses and product lines             (8,288)         (14,633)
   Cash proceeds from the sale of certain assets
      of discontinued operation                              -              14,384
   Other                                                     (414)            (437)
                                                       ------------     ------------

      Net cash used in investing activities               (12,273)          (7,554)
                                                       ------------     ------------

Net (decrease) increase in cash                            (4,443)           3,622
Cash and cash equivalents, beginning of period              7,611            2,333
                                                       ------------     ------------

Cash and cash equivalents, end of period                   $3,168           $5,955
                                                       ============     ============








      See accompanying notes to unaudited condensed financial statements.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  Presentation of Condensed Financial Statements

    Certain  information  and  footnote   disclosures,   including   significant
    accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Significant intercompany balances and transactions have been eliminated. Certain amounts from prior periods were reclassified to conform to the 1997 presentation. Net income and shareholders' equity have not been affected by these reclassifications. In the opinion of management, the accompanying condensed financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented. Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of some seasonality in the Consumer Products business. The accompanying unaudited condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements of Alltrista Corporation and Subsidiaries included in the Company's latest annual report.


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


3.  Earnings per share

    Earnings per share for the periods are computed by dividing net income for the period by the sum of the weighted average number of shares outstanding for the period and the common stock equivalents which result from stock option activity. The Company will adopt the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," in the last quarter of 1997. Pro forma basic and diluted earnings per share for the three and six month periods ending June 29, 1997 and June 30, 1996 calculated pursuant to SFAS 128 would be as follows:

                                    Three month period ended      Six month period ended
                                     June 29,      June 30,      June 29,       June 30,
                                       1997          1996          1997           1996
                                   -----------   -----------   -----------   ------------
Per share of common stock:
Income from continuing operations
     Basic earnings per share       $   .93        $  .75        $ 1.11         $ 1.14
     Diluted earnings per share     $   .91        $  .73        $ 1.09         $ 1.12

Net income
     Basic earnings per share       $   .93        $  .72        $ 1.11         $ 1.14
     Diluted earnings per share     $   .91        $  .70        $ 1.09         $ 1.12

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

4.  Acquisition of assets

    In May, 1997, the Company purchased certain assets and assumed certain liabilities of Viking Industries ("Viking Plastics") for $8.3 million and future consideration. The acquisition was accounted for as a purchase. The purchase price was allocated to the assets and liabilities assumed based on their estimated fair values as of the date of acquisition. The purchase price in excess of the fair value of assets purchased and liabilities assumed will be amortized over a 20-year period. The impact of including the financial results of Viking Plastics in a pro forma presentation for the six month periods ended June 29, 1997 and June 30, 1996 would not have been material.

    Viking Plastics is an Arkansas-based  producer of large thermoformed plastic
    products  sold  to  the  manufactured   housing  and  recreational   vehicle
    industries. Viking Plastics had 1996 sales of $15 million.

Item 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Results of Operations - Comparing Second Quarter 1997 to Second Quarter 1996

The Company's net sales increased 13.8% or $9.6 million to $79.0 million in the second quarter of 1997 from $69.4 million in the second quarter of 1996. Operating earnings increased 10.4% or $1.1 million to $11.7 million in the second quarter of 1997 from $10.6 million in the second quarter of 1996.

The increase in sales was primarily due to a $7.7 million increase in sales in the Consumer Products division which is benefiting from the March, 1996 acquisition of the Kerr brand home canning products and a good start to the growing season for home gardening and fresh fruit. During 1996, the Company, under the terms of a non-exclusive Sales Agent Agreement, sold certain pre-closing inventory retained by Kerr. These sales are not reflected in the Company's 1996 results of operations. Since the Company fulfilled the agreement at the end of 1996, 1997 sales of the Kerr products are reflected in the Company's current year results. The increase in Consumer Products sales within the food containers segment was offset in part by a decline in sales within the Plastic Packaging division. The Plastic Packaging sales decline is primarily a result of lower customer requirements. The $1.3 million improvement in operating earnings for this segment was driven primarily by the strong sales in the Consumer Products division.

The divisions within the industrial components segment all reported an increase in second quarter 1997 sales compared to the second quarter of 1996 with the exception of the Unimark Plastics division. The Industrial Plastics division posted a $2.4 million increase in sales primarily as a result of the acquisition of Viking Plastics ($2.0 million in sales). The Zinc Products division reported a $1.2 million increase in sales despite a 6 million pound decrease in coinage sales volume. U.S. Mint shipments averaged 18 truck loads per week for the second quarter of 1997 compared to 30 truck loads per week during the second quarter of 1996. The effect the decline in coinage volume had on sales was offset by (i) zinc ingot prices steadily increasing from an average of 51 cents per pound in the second quarter of 1996 to 65 cents per pound in the second quarter of 1997, (ii) an increase in European industrial sales volume, (iii) an increase in battery can sales volume, and (iv) inclusion of sales to the Royal Canadian Mint during the second quarter of 1997 for the Canadian one cent coin compared to no such sales in the second quarter of 1996. The Zinc Products division anticipates an average of 15 truck loads per week to the U.S. Mint for the remainder of 1997. In addition, one of the two customers for which Zinc Products produces dry cell battery cans notified the Company it would be moving production of its zinc/carbon batteries to Mexico next year. The Company does not expect this development to have a material impact on Company profitability. LumenX reported a $.3 million increase in sales in the second quarter of 1997 compared to the second quarter of 1996. The $1.3 million decrease in Unimark Plastics sales was attributed to lower demand within both the health care and consumer markets, with some customers bringing production back into their own facilities. This division expects sales to return to more normal levels in the fourth quarter of 1997. Overall, operating earnings for the industrial components segment was equivalent to 1996.

Gross profit increased $1.6 million in the second quarter of 1997 compared to the second quarter of 1996. The increase was primarily due to the aforementioned Consumer Products division sales increase. The increase from the Consumer
Products division and an increase at the Industrial Plastics division were offset in part by a decrease in gross profit at the Unimark Plastics, Plastic Packaging, Zinc Products and LumenX divisions. Unimark Plastics and Plastic Packaging both reported lower sales as noted above. In addition, Plastic Packaging experienced an increase in resin costs that were not passed through to customers. Zinc Products decline reflects the decline in zinc coinage volume. LumenX reported a decline in gross profit primarily due to a change in product mix.

Selling, general and administrative expenses increased $0.6 million in the second quarter of 1997 compared to the second quarter of 1996. Several components within selling, general and administrative expenses (commissions, warehousing, etc.) fluctuate with sales volume.

Second quarter 1997 net interest expense was flat compared to the same period last year as reduced 1997 daily average borrowings were offset by slightly higher average interest rates.

Results of Operations - Comparing Year to Date 1997 to Year to Date 1996

The Company's net sales increased 3.4% or $4.1 million to $124.6 million in the first six months of 1997 from $120.5 million in the first six months of 1996. The increase in sales was primarily due to the $7.5 million increase in sales in the Consumer Products division which is benefiting from the March, 1996 acquisition of the Kerr brand of home canning products and a good start to the growing season for home gardening and fresh fruit. During 1996, the Company, under the terms of a non-exclusive Sales Agent Agreement, sold certain pre-closing inventory retained by Kerr. These sales are not reflected in the Company's 1996 results of operations. Since the Company fulfilled the agreement at the end of 1996, 1997 sales of the Kerr products are reflected in the Company's current year results. The Zinc Products and Industrial Plastics divisions both reported increases in sales for the first six months of 1997 compared to the first six months of 1996. The Zinc Products division reported a $0.8 million increase in sales despite a 14.4 million pound decrease in coinage sales volume. U.S. Mint shipments averaged 16.7 truck loads per week for the period compared to 30.5 truck loads per week the first six months of 1996. The effect the decline in coinage volume had on sales was offset by (i) zinc ingot prices steadily increasing from an average of 51 cents per pound in the first six months of 1996 to 62 cents per pound in the first six months of 1997, (ii) an increase in European industrial sales volume, (iii) an increase in battery can sales volume, and (iv) initial sales to the Royal Canadian Mint for the Canadian one cent coin. The Zinc Products division anticipates an average of 15 truck loads per week to the U.S. Mint for the remainder of 1997. In addition, one of the two customers for which Zinc Products produces dry cell battery cans notified the Company it would be moving production of its zinc/carbon batteries to Mexico next year. The Company does not expect this development to have a material impact on Company profitability. The Industrial Plastics division posted a $2.2 million increase in sales primarily as a result of the acquisition of Viking Plastics ($2.0 million in sales). The increase in sales within the Consumer Products, Zinc Products, and Industrial Plastics divisions were offset in part by a decrease in the Unimark Plastics, Plastic Packaging and LumenX divisions. The Unimark Plastics division reported a $2.8 million decrease in sales for the period as a result of reduced customer requirements as well as several customers pulling production back into their own facilities. The Plastic Packaging division's $2.7 million decrease in sales was primarily due to lower customer requirements. LumenX reported a $0.9 million decrease in sales.

Overall, gross profit declined in the first six months of 1997 compared to the first six months of 1996 with the majority of the decline occurring within the Zinc Products and Unimark Plastics divisions. Zinc Products' gross profit was driven down by the aforementioned decline in coinage sales volume, while Unimark Plastics' decline in gross profit was primarily due to the decline in sales as previously noted. The decline in gross profit within these two divisions was offset in part by the improvement at the Consumer Products division.

Selling, general and administrative expenses increased 3.5% or $0.7 million to $20.6 million in the first six months of 1997 from $19.9 million in the first six months of 1996, while remaining unchanged as a percentage of net sales. The increase was almost entirely a function of the increased Consumer Products division sales.

Operating earnings decreased 11.5% or $1.9 million to $14.6 million in the first six months of 1997 from $16.5 million in the first six months of 1996.

Net interest expense for the six month period ended June 29, 1997 was $1.4 million compared to $1.6 million for the same period last year. Lower 1997 daily average borrowings were offset in part by slightly higher interest rates.

Financial Condition, Liquidity and Capital Resources

Working capital as of June 29, 1997 decreased $.4 million to $48.5 million from the 1996 year end level. Accounts receivable increased $11.8 million of which $11.5 million was within the Consumer Products division. The increase in accounts receivable was offset by a $4.8 million increase in notes payable and a $4.4 million and $3.5 million decrease in cash and cash equivalents and inventories, respectively. The seasonal increase in mid-year receivables and reduction of inventories is normal in the home canning industry. The decrease in inventories also reflected a reduction in the stock of higher cost Kerr products, acquired in a bulk purchase at year-end 1996. The Company entered into short-term borrowings to fund the seasonal working capital needs as well as to fund the acquisition of Viking Plastics (see capital expenditure discussion below). The short-term borrowings will be repaid with internally generated funds.

In May, 1997, the Company purchased the net assets of Viking Industries, an Arkansas-based producer of large thermoformed plastic products sold to manufactured housing and recreational vehicle industries. The $8.3 million transaction was financed through available credit lines. Other capital expenditures for property, plant and equipment were $3.6 million during the first six months of 1997 compared to $6.9 million for the same period last year. Capital expenditures are largely related to maintaining manufacturing facilities and are expected to be at lower levels in 1997 compared to 1996.

The growth strategy for the Company places primary emphasis on plastics. The Company currently has three plastics businesses, namely, Unimark Plastics (injection molding for health care and consumer markets), Industrial Plastics (heavy gauge sheet extrusion and thermoforming for appliance and manufactured housing markets) and Plastic Packaging (coextruded sheet and formed containers for processed human and pet food). It is anticipated that the plastics business will be grown through acquisition as well as internally; acquisitions would include companies that engage in conversion processes similar to those currently being used by the Company as well as other plastics conversion processes. In the context of corporate strategy, Consumer Products (home canning supplies and related products) and Zinc Products (zinc strip and products fabricated from that strip) will focus on internal growth opportunities that are closely related to existing business; this strategy will require fewer resources since it will utilize current capabilities. Hence these two latter businesses should provide substantial cash to fund the more aggressive growth strategy in plastics, without precluding growth in these units. LumenX (video and x-ray based inspection equipment) represents the Company's only capital goods business; this unit has generated minor operating losses for the past several years. Given the nature of the products and recent performance, management is assessing its plans for this business. If a determination to exit this business is made, there can be no assurance that the entire value of its net assets, approximately $12 million at June 29, 1997, would be recovered.

The Company has $30 million of long-term debt with maturity dates beginning in December, 1998 and continuing through 2004 at a fixed interest rate of 7.8%. In May, 1995, the Company terminated a swap agreement, resulting in a transaction gain of $0.5 million. This gain is being amortized over the original three-year term of the swap and effectively fixes the Company's interest rate on the long-term debt through December 1997 at 7.19%. The Company participates in a $50 million revolving credit agreement with a group of banks, of which no borrowings were outstanding at quarter end or year end. The Company also has available $95 million in committed and uncommitted credit lines of which $4.8 million was outstanding as of June 29, 1997. After reducing outstanding debt by the cash balance, the debt-to-total capitalization ratio was 26.3% at the end of the second quarter of 1997. This is higher than the 21.2% at December 31, 1996, as a result of normal seasonal borrowings and the Viking Plastics acquisition. As of June 29, 1997, borrowings on the Company's long-term debt and uncommitted credit lines were at a weighted average interest rate of 7.0%. During the first six months of 1997, and in accordance with plans approved by its board of directors, the Company has purchased 178,000 shares of the Company's common stock for a total cost of $4.0 million. In May, 1997 the Company's board of directors approved an additional 600,000 shares to be added to the Company's stock repurchase program. As of June 29, 1997, the Company has approval to purchase up to 572,000 additional shares.

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

This Quarterly Report on Form 10-Q includes certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those statements include, but may not be limited to, discussions regarding expectations of future sales and profitability, anticipated demand for the Company's products and expectations regarding operating and other expenses. Reliance on forward-looking statements involves risks and uncertainties. Although the Company believes that the assumptions upon which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based on those assumptions could also be incorrect. Please see the Company's Report on Form 8-K, dated June 10, 1997, for a list of factors which could cause the Company's actual results to differ materially from those projected in the Company's forward-looking statements.

PART II.  OTHER INFORMATION

Item 4.  Submission of matters to a vote of security holders

The Company held its Annual Meeting of Shareholders on May 14, 1997. Matters voted upon by proxy were the election of two directors for three-year terms expiring in 2000 and the ratification of the appointment of Price Waterhouse LLP as independent accountants in 1997. The results of the vote are as follows:

                                                        Voted For         Voted Against         Withheld/Abstained
                                                      ---------------    ----------------    -------------------------
Election of directors for terms expiring in 2000:
Thomas B. Clark                                         6,805,955                                     20,961
David L. Swift                                          6,805,557                                     21,359

Appointment of Price Waterhouse LLP as
   independent accountants for 1997                     6,808,129            11,034                   7,753


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     11.1     Computation of earnings per share

     27       Financial data schedule

(b)  Reports on Form 8-K

     Report on Form 8-K dated May 19, 1997, filed May 30, 1997, regarding acquisition of certain assets of Viking Industries.

     Report on Form 8-K dated June 10, 1997, filed June 10, 1997, regarding the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        Alltrista Corporation
                                                             (Registrant)



Date:     August 13, 1997                       By:   /s/ Kevin D. Bower
         -----------------                            --------------------------
                                                      Kevin D. Bower
                                                      Senior Vice President and
                                                      Chief Financial Officer

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                                  June 30, 1996

                                  EXHIBIT INDEX


Exhibit            Description                                     Page

11.1               Computation of earnings per share.               15

27                 Financial Data Schedule                   [EDGAR filing only]