Form 10-Q
period 1997-09-28
ALLTRISTA CORP
filed 1997-11-12
CIK 895655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


               XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended     September 28, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


    Class                                       Outstanding at October 26, 1997
---------------                                 --------------------------------
 Common Stock,
 without par value                                     7,444,827 shares



This document contains 14 pages.  The exhibit index is on page 13 of 14.

                              ALLTRISTA CORPORATION
                          Quarterly Report on Form 10-Q
                     For the period ended September 28, 1997



                                      INDEX



                                                                     Page Number

 PART I.     FINANCIAL INFORMATION:


 Item 1.     Financial Statements

             Unaudited Condensed Statements of Income
                for the three and nine month periods ended
                September 28, 1997 and September 29, 1996                3


             Unaudited Condensed Balance Sheets at
                September 28, 1997 and December 31, 1996                 4

             Unaudited Condensed Statements of Cash
                Flows for the nine month periods ended
                September 28, 1997 and September 29, 1996                5

             Notes to Unaudited Condensed Financial
                Statements                                              6-7

 Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                 8-11

 PART II.    OTHER INFORMATION                                           12

PART I.  FINANCIAL INFORMATION

Item 1.            Financial Statements

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                    UNAUDITED CONDENSED STATEMENTS OF INCOME
                 (thousands of dollars except per share amounts)


                                                          Three month period ended       Nine month period ended
                                                         September   28, September 29,   September 28,     September 29,
                                                             1997            1996           1997            1996
                                                        --------------   ------------    -----------    ------------
Net sales                                                   $79,632        $65,763        $204,224        $186,289

Costs and expenses
   Cost of sales                                             54,977         45,647         144,394         129,842
   Selling, general and administrative expense               13,403         12,636          34,005          32,490
   Unusual item                                              3,612            -              3,612           -
                                                          -----------    -----------     -----------    ------------
Operating earnings                                            7,640          7,480          22,213          23,957
Interest expense, net                                          (567)          (567)         (1,927)         (2,155)
                                                          -----------    -----------     -----------    ------------
Income from operations before taxes                           7,073          6,913          20,286          21,802

Provision for income taxes                                   (2,134)        (2,737)         (7,102)         (8,632)
                                                          -----------    -----------     -----------    ------------

Net income                                                  $ 4,939        $ 4,176         $13,184         $13,170
                                                          ===========    ===========     ===========    ============

Earnings per share of common stock:
   Primary                                                 $     .66     $     .53       $    1.75        $   1.64
                                                          ===========    ===========     ===========    ============

   Fully diluted                                           $     .65     $     .53       $    1.74        $   1.64
                                                          ===========    ===========     ===========    ============








      See accompanying notes to unaudited condensed financial statements.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                       UNAUDITED CONDENSED BALANCE SHEETS
                             (thousands of dollars)


                                                                       September 28,     December 31,
                                                                            1997             1996
                                                                       --------------- ------------------
ASSETS
Current assets
   Cash and cash equivalents                                               $23,072            $7,611
   Accounts receivable, net                                                 32,186            27,621
   Inventories
      Raw materials and supplies                                             8,809             9,894
      Work in process and finished goods                                    19,940            32,368
   Deferred taxes on income                                                  4,353             3,312
   Prepaid expenses                                                            930               726
                                                                         ------------     ------------
          Total current assets                                              89,290            81,532
                                                                         ------------     ------------

Property, plant and equipment, at cost                                     149,209           145,135
Accumulated depreciation                                                  (103,906)          (99,475)
                                                                         ------------     ------------
                                                                            45,303            45,660
Goodwill, net                                                               25,418            20,549
Deferred taxes on income                                                     1,263             -
Other assets                                                                 7,491             6,338
                                                                         ------------     ------------

Total assets                                                              $168,765          $154,079
                                                                         ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                        $14,963           $17,181
   Other current liabilities                                                21,131            15,479
                                                                         ------------     ------------
          Total current liabilities                                         36,094            32,660
                                                                         ------------     ------------

Noncurrent liabilities
   Long-term debt                                                           30,000            30,000
   Deferred taxes on income                                                   -                   92
   Other noncurrent liabilities                                              8,159             7,860
                                                                         ------------     ------------
          Total noncurrent liabilities                                      38,159            37,952
                                                                         ------------     ------------

Contingencies

Common stock (includes 7,981,317 common shares
   issued and 7,425,894 shares outstanding at September 28, 1997)           40,574            41,457
Retained earnings                                                           66,659            53,475
Minimum pension liability                                                     (253)             (253)
Cumulative translation adjustment                                              (84)              (38)
                                                                         ------------     ------------
                                                                           106,896            94,641
Less: treasury stock (555,423 shares, at cost)                             (12,384)          (11,174)
                                                                         ------------     ------------
     Total shareholders' equity                                             94,512            83,467
                                                                         ------------     ------------

Total liabilities and shareholders' equity                                $168,765          $154,079
                                                                         ============     ============



      See accompanying notes to unaudited condensed financial statements.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)


                                                                                     Nine month period ended
                                                                                September 28,        September 29,
                                                                                      1997             1996
                                                                                  -------------     ------------
Cash flows from operating activities
   Net income                                                                      $13,185           $ 13,170
   Reconciliation of net income to net cash provided by
       operating activities:
         Depreciation and amortization                                               7,741              7,403
         Loss on disposal of fixed assets                                              127                514
              Deferred income taxes                                                 (2,396)            (1,170)
         Deferred employee benefits                                                    743                767
         Other                                                                           7                (89)
   Changes in working capital components                                            12,072              9,256
                                                                                -------------      -------------

    Net cash provided by operating activities                                       31,479             29,851
                                                                                -------------      -------------

Cash flows from financing activities
   Proceeds from revolving credit borrowings                                        15,967             20,695
   Principal payments of revolving credit borrowings                               (15,967)           (24,195)
   Proceeds from issuance of common stock                                            2,059              2,442
   Purchase of treasury stock                                                       (4,206)            (9,758)
                                                                                ---------------    -------------

            Net cash used in financing activities                                   (2,147)           (10,816)
                                                                                -------------      -------------

Cash flows from investing activities
   Additions to property, plant and equipment                                       (5,054)            (8,841)
   Proceeds from sale of property, plant and equipment                                  46                383
   Acquisition of business and product lines                                        (8,399)           (14,634)
   Proceeds from sale of certain assets of discontinued operation                     -                14,384
   Other                                                                              (464)              (620)
                                                                                ---------------    -------------

            Net cash used in investing activities                                  (13,871)            (9,328)
                                                                                ---------------    -------------

Net increase in cash                                                                15,461              9,707
Cash and cash equivalents, beginning of period                                       7,611              2,333
                                                                                ---------------    -------------

Cash and cash equivalents, end of period                                           $23,072           $ 12,040
                                                                                ===============    =============






      See accompanying notes to unaudited condensed financial statements.

                                                                    Page 5 of 14

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


3.  Earnings per share

    Earnings per share for the periods are computed by dividing net income for the period by the sum of the weighted average number of shares outstanding for the period and the common stock equivalents which result from stock option activity. The Company will adopt the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," in the last quarter of 1997. Pro forma basic and diluted earnings per share for the three and nine month periods ending September 28, 1997 and September 29, 1996 calculated pursuant to SFAS 128 would be as follows:

                                                        Three month period ended           Nine month period ended
                                                     September 28,     September 29,     September 29,    September 28,
                                                         1997               1996              1997            1996
                                                   -----------------  ----------------  ---------------- ---------------
    Per share of common stock:
    Net income
         Basic earnings per share                    $   .67            $   .54            $ 1.78           $ 1.68
         Diluted earnings per share                  $   .66            $   .53            $ 1.75           $ 1.64

4.  Acquisition and disposal of assets

    In May, 1997, the Company purchased certain assets and assumed certain liabilities of Viking Industries ("Viking Plastics") an Arkansas-based producer of large thermoformed plastic products sold to the manufactured housing and recreational vehicle industries for $8.4 million and future consideration. The acquisition was accounted for as a purchase. The purchase price was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the date of acquisition. The purchase price in excess of the fair value of assets purchased and liabilities assumed will be amortized over a 20-year period. The impact of including the financial results of Viking Plastics in a pro forma presentation for the nine month periods ended September 28, 1997 and September 29, 1996 would not have been material. Viking Plastics had 1996 sales of $15 million.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

4.  Acquisition and disposal of assets (continued)

    On September 30, 1997 the Company completed the sale of the machine vision inspection equipment product line of its LumenX division to Pressco
    Technology Inc. ("Pressco"). The sale, which consisted primarily of inventory, fixed assets and intangibles, was for $1.0 million in cash and future consideration based upon Pressco's future sales of vision inspection equipment to the container industry. The Company had vision inspection equipment sales of $5.3 million and $7.2 million for the nine and twelve months ended September 28, 1997 and December 31, 1996 respectively.

    Concurrent with the sale of certain assets of the vision inspection product line, the Company incurred a $3.6 million charge which consisted of (i) an estimated $1.3 million loss on the vision inspection assets sold, including transaction costs, (ii) an additional $1.0 million write-off of vision related assets which were not part of the transaction, and (iii) the write down of $1.0 million of x-ray inventory and $0.3 million of other x-ray business assets. Given the nature of the x-ray business products and recent performance, management is assessing their plans for this business. If a determination to exit this business is made, there can be no assurance that the entire value of its net assets would be recovered.

Item 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Results of Operations - Comparing Third Quarter 1997 to Third Quarter 1996

The Company's net sales increased 21.0% or $13.8 million to $79.6 million in the third quarter of 1997 from $65.8 million in the third quarter of 1996. Operating earnings increased 1.3% or $0.1 million to $7.6 million in the third quarter of 1997 from $7.5 million in the third quarter of 1996. Excluding a $3.6 million unusual charge relating to the LumenX division, operating earnings increased 49.3% or $3.7 million.

The increase in sales was primarily due to a $11.8 million increase in sales in the Consumer Products division which is benefiting from the March, 1996 acquisition of the Kerr brand home canning products and a good growing season for home gardening and fresh produce. During 1996, the Company, under the terms of a non-exclusive Sales Agent Agreement, sold certain pre-closing inventory retained by Kerr. These sales are not reflected in the Company's 1996 results of operations. Since the Company fulfilled the agreement at the end of 1996, 1997 sales of Kerr brand products are reflected in the Company's current year results. The increase in sales within the food containers segment was also aided by a slight increase in sales within the Plastic Packaging division. Sales are anticipated to be lower in the future as the Plastic Packaging division has lost a $5.0 million account. This loss will be offset in part by increased sales volumes with current customers and the addition of new accounts. The $5.2 million improvement in operating earnings for this segment was driven primarily by the good growing season, the incremental Kerr brand sales, and efficiencies resulting from consolidating the closure manufacturing operations in the Consumer Products division as well as improved operating efficiencies and reduced labor costs in the Plastic Packaging division.

The industrial components segment reported an increase in third quarter 1997 sales compared to the third quarter of 1996. The Industrial Plastics division posted a $3.8 million increase in sales primarily as a result of the acquisition of Viking Plastics ($3.6 million in sales). The Zinc Products division reported a $0.7 million increase in sales despite a 50% reduction in coinage shipments to the U.S. Mint. U.S. Mint shipments averaged 15 truck loads per week for the third quarter of 1997 compared to 30 truck loads per week during the third quarter of 1996. The effect the decline in coinage volume had on sales was offset by (i) zinc ingot prices steadily increasing from an average of 51 cents per pound in the third quarter of 1996 to 77 cents per pound in the third quarter of 1997, (ii) an increase in other coinage sale volume primarily to the Royal Canadian Mint for the Canadian one cent coin, and (iii) an increase in European industrial sales volume. The Zinc Products division anticipates an average of 15 truck loads per week to the U.S. Mint for the remainder of 1997. The $0.5 million decrease in Unimark Plastics sales was attributed to lower demand within both the health care and consumer markets, with some customers bringing production back into their own facilities. This division expects sales to return to more normal levels in the fourth quarter of 1997. LumenX reported a $2.1 million decrease in sales in the third quarter of 1997 compared to the third quarter of 1996. The decrease in LumenX sales was primarily in the x-ray inspection line as demand for tire and wheel inspection equipment declined.

Operating earnings for the industrial components segment decreased $5.2 million in the third quarter of 1997 compared to the third quarter of 1996. LumenX, which contributed $4.2 million to the decline, incurred a $3.6 million unusual charge primarily relating to the sale of the vision inspection equipment product line. (See the discussion in note 4 to the Unaudited Condensed Financial Statements regarding this charge.) With the remaining x-ray business, a minor operating loss is anticipated in the fourth quarter of 1997 and a return to profitability in 1998. The Unimark Plastics and Zinc Products divisions, as a result of lower customer demand and reduced coinage volume to the U.S. Mint, respectively, accounted for the remaining $1.0 million decrease in operating earnings. Operating earnings for the Industrial Plastics division were equivalent to 1996 despite the increase in sales resulting from the Viking Plastics acquisition. The Company continues to seek new customers as well as implement efficiencies to increase operating earnings within the division.

Gross profit increased $4.5 million in the third quarter of 1997 compared to the third quarter of 1996. The increase was primarily due to the aforementioned Consumer Products division sales increase. The increase from the Consumer Products division as well as increases at the Plastic Packaging and Industrial Plastics divisions were offset in part by a decrease in gross profit at the Unimark Plastics, Zinc Products and LumenX divisions. Unimark Plastics and LumenX had a decrease in sales as noted above. Zinc Products decline reflects the decline in zinc coinage volume.

Selling, general and administrative expenses increased $0.8 million in the third quarter of 1997 compared to the third quarter of 1996. The increase can be attributed to the acquisition of Kerr and Viking Plastics as well as several components within selling, general and administrative expenses (commissions, warehousing, etc.)
fluctuating with sales volume.

Third quarter 1997 net interest expense was equivalent compared to the same period last year.

The effective tax rate for the third quarter 1997 was lower than the effective tax rate for the same period last year primarily due to the tax loss exceeding the accounting loss on the sale of the LumenX vision inspection assets.

Results of Operations - Comparing Year to Date 1997 to Year to Date 1996

The Company's net sales increased 9.6% or $17.9 million to $204.2 million in the first nine months of 1997 from $186.3 million in the first nine months of 1996. The increase in sales was primarily due to the $19.3 million increase in sales in the Consumer Products division which is benefiting from the March, 1996 acquisition of the Kerr brand of home canning products and a good growing season for home gardening and fresh fruit. During 1996, the Company, under the terms of a non-exclusive Sales Agent Agreement, sold certain pre-closing inventory retained by Kerr. These sales are not reflected in the Company's 1996 results of operations. Since the Company fulfilled the agreement at the end of 1996, 1997 sales of the Kerr products are reflected in the Company's current year results. The Industrial Plastics and Zinc Products divisions both reported increases in sales for the first nine months of 1997 compared to the first nine months of 1996. The Industrial Plastics division posted a $5.9 million increase in sales primarily as a result of the acquisition of Viking Plastics ($5.7 million in sales). The Zinc Products division reported a $1.5 million increase in sales despite U.S. Mint coinage shipments averaging 16 truck loads per week for the period compared to 30 truck loads per week the first nine months of 1996. The effect the decline in coinage volume had on sales was offset by (i) zinc ingot prices steadily increasing from an average of 51 cents per pound in the first nine months of 1996 to 68 cents per pound in the first nine months of 1997, (ii) an increase in European industrial sales volume, and (iii) initial sales to the Royal Canadian Mint for the Canadian one cent coin. The Zinc Products division anticipates an average of 15 truck loads per week to the U.S. Mint for the remainder of 1997. In addition, one of the two customers for which Zinc Products produces dry cell battery cans notified the Company it would be moving production of its zinc/carbon batteries to Mexico next year. The Company does not expect this development to have a material impact on Company profitability. The increase in sales within the Consumer Products, Industrial Plastics, and Zinc Products divisions were offset in part by decreases in the Unimark Plastics, LumenX and Plastic Packaging divisions. The Unimark Plastics division reported a $3.3 million decrease in sales for the period as a result of reduced customer requirements as well as several customers pulling production back into their own facilities. LumenX reported a $3.0 million decrease in sales due to a reduction in demand for tire and airbag inspection equipment within the x-ray product line. The Plastic Packaging division's $2.5 million decrease in sales was primarily due to lower customer requirements.

Gross profit increased in the first nine months of 1997 compared to the first nine months of 1996 with the majority of the increase occurring within the Consumer Products division. The increase in gross profit within the Consumer Products division was offset in part by a decline at the Zinc Products, Unimark Plastics and LumenX divisions. Zinc Products' gross profit was driven down by the aforementioned decline in coinage sales volume. Unimark Plastics' decline in gross profit was primarily due to the decline in sales as previously noted. The decline in gross profit at LumenX was also due to the aforementioned decline in sales as well as a change in product mix.

Selling, general and administrative expenses increased 4.6% or $1.5 million to $34.0 million in the first nine months of 1997 from $32.5 million in the first nine months of 1996. The increase was almost entirely a function of the Kerr and Viking Plastics acquisitions as well as the overall increased Consumer Products division sales. Selling, general and administrative expenses as a percentage of net sales were 16.7% for the period compared to 17.4% for the same period last year. This improvement is attributed to Consumer Product division's efficiencies resulting from consolidating the operations of the Ball and Kerr brands.

Operating earnings decreased 7.5% or $1.8 million to $22.2 million in the first nine months of 1997 from $24.0 million in the first nine months of 1996. The LumenX division incurred a $3.6 million unusual charge primarily relating to the sale of certain assets of the vision inspection equipment product line. (See the discussion in note 4 to the Unaudited Condensed Financial Statements regarding this charge.) Excluding this charge, operating earnings increased 7.5% or $1.8 million to $25.8 million during the current period.

Net interest expense for the nine month period ended September 28, 1997 was $1.9 million compared to $2.2 million for the same period last year. Lower 1997 daily average borrowings were offset in part by slightly higher interest rates.

Financial Condition, Liquidity and Capital Resources

Working capital as of September 28, 1997 increased $4.3 million to $53.2 million from the 1996 year end level. Cash and cash equivalents and accounts receivable increased $15.5 million and $4.6 million, respectively. The increase in these two items were offset in part by a $13.5 million decrease in inventories and a $3.4 million increase in current liabilities. The seasonal increase in mid-year cash and receivables and reduction of inventories is normal in the home canning industry. The decrease in inventories also reflected a reduction in the stock of Kerr products, acquired in a bulk purchase at year-end 1996.

In May, 1997, the Company purchased for $8.4 million the net assets of Viking Industries, an Arkansas-based producer of large thermoformed plastic products sold to manufactured housing and recreational vehicle industries. Other capital expenditures for property, plant and equipment were $5.1 million during the first nine months of 1997 compared to $8.8 million for the same period last year. Capital expenditures are largely related to maintaining manufacturing facilities and are expected to be at lower levels in 1997 compared to 1996.

On September 30, 1997 the Company completed the sale of certain assets of LumenX's machine vision inspection equipment product line to Pressco Technology Inc. ("Pressco"). The sale, which consisted primarily of inventory, fixed assets and intangibles, was for $1.0 million in cash and future consideration based upon Pressco's future sales of vision inspection equipment to the container industry. See the discussion in note 4 to the Unaudited Condensed Financial Statements regarding this transaction. Taking into account the cash received, future cash proceeds expected, tax benefits and costs paid, the Company expects the transaction to provide approximately $4.0 million in cash. Management continues to assess its plans for the remaining x-ray inspection business. If a determination to exit this business is made, there can be no assurance that the entire value of its net assets would be recovered.

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

The Company has $30 million of long-term debt with maturity dates beginning in December, 1998 and continuing through 2004 at a fixed interest rate of 7.8%. In May, 1995, the Company terminated a swap agreement, resulting in a transaction gain of $0.5 million. This gain is being amortized over the original three-year term of the swap and effectively fixes the Company's interest rate on the long-term debt through December 1997 at 7.19%. The Company participates in a $50 million revolving credit agreement with a group of banks, of which no borrowings were outstanding at quarter or year end. The Company also has available $80 million in committed and uncommitted credit lines of which no borrowings were outstanding at quarter or year end. After reducing outstanding debt by the cash balance, the debt-to-total capitalization ratio was 6.8% at the end of the third quarter of 1997. As of September 28, 1997, borrowings on the Company's long-term debt and uncommitted credit lines were at a weighted average interest rate of 7.0%. During the first nine months of 1997, and in accordance with plans approved by its board of directors, the Company has purchased 184,500 shares of the Company's common stock for a total cost of $4.2 million. In May, 1997 the Company's board of directors approved an additional 600,000 shares to be added to the Company's stock repurchase program. As of September 28, 1997, the Company has approval to purchase up to 565,500 additional shares.

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


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     11.1    Computation of earnings per share

     27      Financial Data Schedule (EDGAR filing only)

(b)  Reports of Form 8-K

     There were no events required to be reported under Form 8-K for the quarter ending September 28, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        Alltrista Corporation
                                                             (Registrant)



Date:     November 11, 1997                    By:       /s/ Kevin D. Bower
         -----------------------------              ---------------------------
                                                     Kevin D. Bower
                                                     Senior Vice President &
                                                     Chief Financial Officer

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                               September 28, 1997

                                  EXHIBIT INDEX


Exhibit               Description                                       Page

11.1                  Computation of earnings per share                  11

27                    Financial Data Schedule                  EDGAR filing only