Form 10-K405
period 1997-12-31
ALLTRISTA CORP
filed 1998-03-30
CIK 895655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

           ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________________ to _________________

                              Alltrista Corporation
         Indiana                   0-21052                   35-1828377
  State of Incorporation    Commission File Number    IRS Identification Number

                345 South High Street, Suite 200, P. O. Box 5004
                           Muncie, Indiana 47307-5004

       Registrant's telephone number, including area code: (765) 281-5000
   --------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
-------------------------------        -----------------------------------------
Common Stock, without par value                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                         YES  X       NO
                                                               ---         ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
           -----
The aggregate market value of voting stock held by non-affiliates of the registrant was $202.3 million based upon the closing market price on March 19, 1998

Number of shares outstanding as of the latest practicable date.

             Class                              Outstanding at March 19, 1998
  ------------------------------              ----------------------------------
  Common Stock, without par value                        7,355,135

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Annual Report to Shareholders for the year ended December 31, 1997 to the extent indicated in Parts I, II, and IV. Except as to information specifically incorporated, the 1997 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K report.

2. Proxy statement filed with the Commission dated April 8, 1998 to the extent indicated in Part III.

This document contains 73 pages.  The exhibit index is on page 17 and 18 of 73.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-K



Part I                                                                      PAGE

Item 1.     Business                                                          3
Item 2.     Properties                                                        8
Item 3.     Legal Proceedings                                                 9
Item 4.     Submission of Matters to a Vote of Security Holders               9


Part II

Item 5.     Market for Registrant's Common Stock and Related
               Shareholder Matters                                            9
Item 6.     Selected Financial Data                                           9
Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            9
Item 8.     Financial Statements and Supplementary Data                       10
Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                            10


Part III

Item 10.    Directors and Executive Officers of the Registrant                11
Item 11.    Executive Compensation                                            12
Item 12.    Security Ownership of Certain Beneficial Owners and Management    12
Item 13.    Certain Relationships and Related Transactions                    12


Part IV

Item 14.    Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K                                        12


Signatures                                                                    13


Index to Financial Statement Schedules                                        14


Index to Exhibits                                                             17

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

     In April 1996, the Company sold its Metal Services plants, real estate, equipment and certain inventory. On September 30, 1997, the Company sold the machine vision inspection equipment product line of LumenX. The sale consisted primarily of inventory, fixed assets and intangibles.

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

     The following sections of the 1997 Annual Report to Shareholders contain financial and other information concerning company operations and are incorporated herein by reference: the financial statement notes "Significant Accounting Policies" and "Business Segment Information" on pages 14 and 15 through 16; and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 9.

FOOD CONTAINERS SEGMENT

     The Company's food containers segment is comprised of two operations, Consumer Products Company and Plastic Packaging Company.

Consumer Products Company

     Consumer Products markets a line of home food preservation products which includes Ball, Kerr, Bernardin and Golden Harvest brand home canning jars and jar closures and related food products (including fruit pectin, fruit protector, pickle mixes and tomato mixes) for home food preservation and preparation. Jar closures are manufactured by Consumer Products principally from tin-plated steel sheet. Food products purchased from others for resale are manufactured and packaged to the division's specifications.

   At the end of the third quarter of 1994, the Company acquired the Fruit-Fresh
(R) brand of fruit protector from Joh. A. Benckiser GmbH. The transaction resulted in the acquisition of inventory and the Fruit-Fresh (R) brand name. Bernardin Ltd. was purchased from American National Can during the fourth quarter of 1994. Bernardin Ltd. markets home canning products and produces metal closures for home canning in Canada. At the end of the first quarter of 1996, the Company acquired certain assets from Kerr Group, Inc. related to their home food preservation products. The Company purchased the equipment, raw materials inventory and a license to use the Kerr trade name. In October 1997, the Company entered into an agreement to market and distribute the Golden Harvest line of home canning products, which includes jars and lids.

     The demand for home canning supplies is seasonal. Sales generally reflect the pattern of the growing season. Although home canning jars are reusable, the jar closures are replaced after use. Accordingly, a large portion of Consumer Products' sales is represented by sales of new closures and related food products for use with home canning jars.

     The home canning market has declined somewhat over the last several years. Management expects the decline to moderate based on its view that the home canning market has already adjusted for the lifestyle changes that occurred in the early 1980s (i.e., two wage-earning families and trends toward fast food and convenience foods) and that a core base in this market will be maintained. The demand for home canning supplies has historically been contra-cyclical relative to the macro-economy. Consumer Products' line of home canning mixes simplify food preservation consistent with consumer preferences for convenience. Growth opportunities exist through new products and product line extensions as well as business acquisitions. The Company is also exploring marketing home canning products outside of the United States and Canada.

     Sales are made through well-established distribution channels to approximately 1,750 wholesale and retail customers (principally food, hardware and mass merchants) in the United States and Canada. Sales to one large retail customer exceeded 10% of the division's 1997 net sales.

     Consumer Products Company continues to be a market leader in the sale of home canning supplies in the United States. Consumer Products' acquisition in 1994 of Bernardin Ltd. provides a leadership position in the Canadian market. The Company competes with companies who specialize in other food preservation mediums such as freezing and dehydration. The food product portion of its business is much more segmented, with competitors ranging in size from very small to very large.

Plastic Packaging Company

     In 1978, Ball began the development of high-barrier coextruded plastic packaging and, in 1984, built a manufacturing facility in Muncie, Indiana, which was expanded in 1990. In 1991, Ball formed Plastic Packaging Products Co., a partnership with Continental Plastics Ventures, Inc. ("CPV"). The partnership was formed from the assets of Ball's high-barrier coextruded plastic packaging business in Muncie, Indiana and CPV's plastic business located in West Chicago, Illinois. In July 1992, Ball purchased CPV's interest in the partnership and concurrently announced the closure of the West Chicago facility and consolidated the plastic packaging business in Muncie, Indiana.

     Plastic Packaging produces high-barrier, multilayer and monolayer, coextruded and extruded plastic products, including sheet (sold directly to processed food manufacturers who "form, fill and seal" their own packages), formed containers (printed and unprinted) and retort containers (reheatable and microwaveable trays).

     Plastic Packaging's customers include major companies in the food and pet food businesses. Sales to each of three customers exceeded 10% of Plastic Packaging's 1997 net sales. Combined sales to these three customers comprised over 80% of Plastic Packaging's 1997 net sales and 10% of the Company's net sales. Industry purchasing practices normally involve 1 to 3 year supply contracts which are placed for competitive bid at term. The contracts provide for periodic price adjustment as a result of changes in the price of plastic resin, the most significant cost component. During 1997, a two year contract representing net sales of approximately $5 million expired and was unsuccessfully rebid by Plastic Packaging. This and other industry supply contracts ranging in term from one to ten years will be periodically available for bid. Long development, testing and introduction periods are common in order to qualify new food and pharmaceutical packaging products for acceptance by customers. Accordingly, the loss of one or more key customers will have a negative impact on Plastic Packaging's operating earnings in the short-term until new business is developed.

     Initially, the coextruded plastic business experienced competition as several manufacturers attempted to enter this emerging market, leading to excess capacity and thereby strengthening the substantial negotiating leverage of major customers. While the number of competitors has declined, the remaining capacity exceeds current demand with resulting pressure on market share and margins likely to continue. Management believes that continued growth in this business depends upon a number of factors, including recyclability of barrier plastics, competition with other packaging media, the desire by consumers for convenience packaging and the ability to develop and successfully market innovative forms of plastic packaging.

Raw Materials

     Raw materials used by the Company's food containers segment include plastic resins, most of which are available from a variety of sources at competitive costs. Glass canning jars are supplied under supply agreements with Ball Foster Glass Container Company and Anchor Glass Container Corporation, and tin-plate used to manufacture jar closures is supplied under various supply agreements. The Company's food containers segment is not experiencing any shortage of raw materials.

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

     Zinc Products produces copper plated zinc penny blanks for the U.S. Mint and Royal Canadian Mint, cans for use in zinc/carbon batteries, zinc strip and a line of industrial zinc products, including various products used in the plumbing, automotive, electrical component markets and European rain goods markets.

     Zinc Products has three major customers: the U.S. Mint and two major domestic manufacturers of zinc/carbon batteries. These three customers comprised approximately 57% of Zinc Products' 1997 net sales and approximately 14% of the Company's net sales. Zinc Products is the principal supplier of battery cans to two zinc/carbon battery manufacturers, which together account for a large percentage of the United States zinc/carbon battery production. During 1997, one of the battery manufacturers whose business represented 15.7% of Zinc Products' 1997 net sales notified the Company they were moving production of its zinc/carbon batteries to Mexico in 1998 and will no longer purchase battery cans from the Company. Sales to the other battery manufacturer are under a multi-year contract, which allows for monthly price adjustments for changes in the price of zinc, which is the most significant cost component.

     In order to meet environmental regulations, the battery market in the United States has been shifting to components free of heavy metals. In 1991, Zinc Products introduced a cadmium-free zinc alloy for zinc/carbon batteries which meets current environmental standards in all states. The domestic market for zinc/carbon batteries has declined in recent years and will continue to decline as U.S. manufacturers shift their emphasis toward the alkaline battery market.

     Zinc Products is affected by fluctuations in penny blank requirements of the United States Department of the Treasury and the Federal Reserve System. Although the future use of the penny as legal tender has been debated in recent years, the zinc penny is still considered a cost effective currency unit by the U.S. Mint. The Company estimates that Zinc Products supplied 80% of the U.S. Mint's total requirements in 1997, with one competitor producing the remainder. Contracts with the U.S. Mint are normally for a period of one year; however, in September 1996, the U.S. Mint awarded Zinc Products a five-year contract. The U.S. Mint supplies the zinc and copper used to produce the penny blanks under this contract. Zinc Products won a multi-year contract in 1996 to produce copper plated zinc penny blanks for the Royal Canadian Mint. Zinc Products is currently pursuing other coinage tolling opportunities in the United States and abroad.

     In general, zinc offers superior performance and cost advantages relative to competing materials in the specific product applications in which the division competes. Producers of other metals have not viewed zinc as a major competitor. Therefore, Zinc Products has been able to target niche markets where a zinc-based product offers cost savings with little competitive reaction. Several new areas with potential high volume usage are being investigated as a result of product development programs and include counterpoise grounding of electrical transmission towers, electronic components and cathodic protection systems for bridges and other structures in coastal areas.

     The Company is the largest United States zinc strip producer. There are only two other zinc strip producers in North America, neither of which has the physical facilities to compete for high volume customer requirements in close tolerance, high quality and specialty rolled products.

Unimark Plastics Company

     In 1978, Ball acquired Unimark Plastics, a plastic injection molding operation located in Reedsville, Pennsylvania. Unimark Plastics' operations expanded in 1984 with a manufacturing facility in Greenville, South Carolina, which is now the division's headquarters. Yorker Closures, a proprietary product line of plastic closures, was acquired in 1988. In 1989, the division began operations in Arecibo, Puerto Rico following major customers who established operations in Puerto Rico. The division completed construction of a new manufacturing facility during 1995, and began production early in 1996 in Springfield, Missouri. A major part of this facility is devoted to fulfilling a long-term contract to produce wads for shot gun shells.

     The division manufactures precision custom injection molded components for major companies in the medical, consumer products and packaging markets.

     Products for the medical and pharmaceutical industries, which include such items as intravenous harness components and surgical devices, comprised approximately 51% of Unimark Plastics' 1997 net sales. Consumer products include components for retail items and accounted for approximately 35% of the division's 1997 net sales. The remaining sales were primarily closures. Sales to each of four major customers were greater than 10% of Unimark Plastics' 1997 sales. Together, sales to these customers were approximately 62% of Unimark Plastics' 1997 sales.

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

Industrial Plastics Company

     Industrial Plastics primarily manufactures thermoformed plastic door liners and evaporator trays for refrigerators in its Fort Smith, Arkansas, facility. This facility was built by Ball in 1974 as an expansion of Ball's plastics business started in 1952. Approximately 60% of Industrial Plastics' 1997 net sales were to one customer. The Company is well established in serving this account based on its focus to provide a high level of customer service, such as product tooling design, high quality standards, proximity and just-in-time delivery. Therefore, it enjoys a sole source position with this customer. The Company is in the fourth year of a four and one-half year supply agreement with the customer. The Company plans to extend this supply arrangement and continue to strengthen it's alliance with this customer. In addition, sales of the Company's plastic tabletops continue to grow and other products are being developed to reduce the division's dependency on a single customer.

     On May 19, 1997, the Company purchased certain assets and assumed certain liabilities of Viking Industries ("Viking Plastics") who manufactures thermoformed plastic tubs, shower stalls and other bath products sold to the manufactured housing, recreational vehicle, home, and marine industries under the "Capri bath products" name. Viking Plastics operates out of two facilities, one in El Dorado, Arkansas and the other in South Whitely, Indiana. These products are sold primarily through distributors to manufactured housing and recreational vehicle manufacturers. Approximately 22% of Industrial Plastics' 1997 net sales were to one distributor. During 1997, the Company redirected the distribution of its bath products from this distributor to various regional distributors and a direct sales strategy. The Company will be able to supplement Viking's sheet requirements, which is currently purchased from unaffiliated vendors, with sheet produced by the Fort Smith facility.

LumenX

     LumenX, headquartered in Mogadore, Ohio, builds customized industrial inspection systems based on its proprietary hardware and software products. These systems are used primarily by the automotive and automotive component industries. The systems provide on-line inspection capabilities, including assembly verification, detection of extraneous matter, and critical parameter measurement. These inspections, used to assure quality and provide process control information, are conducted using x-ray or a combination of x-ray and machine vision technologies. In 1987 and 1988, the assets of the x-ray inspection businesses of Monsanto Company and TFI, Inc., respectively, were acquired by Ball in separate transactions to supplement the x-ray inspection product line.

     On September 30, 1997, the Company sold its machine vision inspection product line. These systems were primarily used by the food/beverage container industry and represented approximately one-third of the division's annual net sales.

     LumenX sells to a variety of customers. Sales to each of two customers were greater than 10% of LumenX's 1997 net sales. Together, sales to these customers were approximately 35% of the division's 1997 sales. Total export sales accounted for 40% of the division's 1997 net sales with sales to western Europe accounting for approximately 10% of this division's 1997 net sales.

     The division's most significant market is tire x-ray inspection. Sales of x-ray inspection equipment to the tire industry was approximately two-thirds of the division's 1997 net sales. The division's worldwide market share for such equipment is estimated to be 70%.

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

PATENTS AND TRADEMARKS

     The Company believes that none of its active patents or trademarks is essential to the successful operation of its business as a whole. However, one or more patents or trademarks may be material in relation to individual products or product lines such as property rights to use the Kerr brand, Ball brand, and Fruit-Fresh(R) brand names, and the Bernardin trade name in its Consumer Products Company in connection with certain goods to be sold, including home horticultural and food preservation supplies, kitchen housewares and packaged foods for human consumption. In the event of a change of control of the Company which has not received the approval of a majority of the board of directors of the Company, Ball has the option to require the re-transfer of the right to use the Ball brand.

GOVERNMENT CONTRACTS

     Zinc Products Company enters into contracts with the United States Government which contain termination provisions customary for government contracts. See "-- Industrial Components -- Zinc Products Company." The United States Government retains the right to terminate such contracts at its convenience. However, if the contract is terminated, the Company is entitled to be reimbursed for allowable costs and profits to the date of termination relating to authorized work performed to such date. The United States Government contracts are also subject to reduction or modification in the event of changes in government requirements or budgetary constraints. None of the United States Government contracts with Zinc Products have been terminated since the inception of the penny blank supply arrangement in 1981.

BACKLOG

     Backlog at December 31, 1997 and 1996 applicable to LumenX was $1.9 million and $3.8 million, respectively. The backlog which exists at the end of a fiscal year is generally delivered in its entirety during the following fiscal year. The backlog consists of firm contracts and, although such contracts can be changed or canceled, the extent of such changes or cancellations has historically been insignificant. In its other lines of business, the Company sells under supply contracts for minimum (generally exceeded) or indeterminate quantities and, accordingly, is unable to furnish backlog information.

RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred in connection with the Company's internal programs for the development of products and processes and have not been significant in recent years.

ENVIRONMENTAL MATTERS

     Compliance with federal, state and local provisions, which have been enacted or adopted relating to protection of the environment, has not had a material adverse effect on the Company.

     In 1990, Congress passed amendments to the Clean Air Act, which imposed more stringent standards on air emissions. The Clean Air Act amendments will primarily affect the operation of one of the Company's manufacturing facilities. Although many of the specific standards to be promulgated as a result of the Clean Air Act amendments are still unknown, environmental control systems and capture systems in place currently meet the new standards.

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

     Currently, neither the federal government nor 48 states call wastes "hazardous" on the basis of zinc content. California and Michigan do label wastes as "hazardous" because of zinc content, however, regulators in both states have indicated movement away from this classification. The Company believes there is adequate regulation under existing clean water and air statutes to control the disposal of zinc and that more restrictive regulation is unnecessary. There can be no assurance, however, that additional restrictive legislation will not become law. Such legislation could reduce the demand for the Company's products and increase its operating costs.

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

EMPLOYEES

     As of December 1997, the Company employed approximately 1,100 people. Approximately 250 union workers are employed at the Zinc Products Company's manufacturing facility and Consumer Products Company's closure manufacturing facility and are covered by two collective bargaining agreements. These agreements expire as follows: Consumer Products Company (Muncie, Indiana) -- October 14, 2001, and Zinc Products Company (Greeneville, Tennessee) -- October 31, 1998. The Company has not experienced a work stoppage during the past three years. Management believes that its relationships with the Company's collective bargaining units are good.

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

                                                                                     Approximate
                                                                                     Floor Space
Plant Location                   Industry Segment/ Subsidiary                       in Square Feet
--------------                   ----------------------------                       --------------
Greeneville, Tennessee           Industrial components/Zinc Products Company            320,000
Mogadore, Ohio (leased)          Industrial components/LumenX Company                    61,000
Fort Smith, Arkansas             Industrial components/Industrial Plastics Company      140,000
El Dorado, Arkansas (leased)     Industrial components/Industrial Plastics Company       94,000
South Whitely, Indiana (leased)  Industrial components/Industrial Plastics Company       67,000
Reedsville, Pennsylvania         Industrial components/Unimark Plastics Company          73,000
Greenville, South Carolina       Industrial components/Unimark Plastics Company          48,000
Springfield, Missouri            Industrial components/Unimark Plastics Company          43,000
Arecibo, Puerto Rico (leased)    Industrial components/Unimark Plastics Company          22,000
Muncie, Indiana                  Food containers/Plastic Packaging Company              162,000
Muncie, Indiana                  Food containers/Consumer Products Company              173,000
Toronto, Canada (leased)         Food containers/Consumer Products Company               30,000


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

     There were no matters submitted to the security holders during the fourth quarter of 1997.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     Alltrista Corporation common stock was traded on the Nasdaq National Market System under the symbol "JARS" until December 31, 1997, when Alltrista Corporation common stock began trading on the New York Stock Exchange under the symbol "ALC". There were 4,256 common shareholders of record on March 19, 1998. The Company currently does not and does not intend to pay cash dividends on its common stock in the foreseeable future. Cash generated from operations will be invested to support competitiveness and growth. In addition, the Company will purchase its own common stock into treasury to offset the dilutive effect of shares issued under employee benefit plans. The Company will also periodically repurchase additional shares as a flexible and tax efficient means of distributing excess cash to shareholders.

     Other information required by Item 5 appears under the caption "Quarterly Stock Prices" on page 21 of the 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by Item 6 for the five years ended December 31, 1997 appearing in the section titled "Five Year Review of Selected Financial Data" on page 23 of the 1997 Annual Report to shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 6 through 9 of the 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and notes thereto, appearing on pages 10 through 23 of the 1997 Annual Report to Shareholders, together with the report thereon of Price Waterhouse LLP dated January 30, 1998 appearing on page 23 of the 1997 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     A change in the Company's certifying accountant was disclosed in a Form 8-K (Commission File Number 0-21052) dated March 18, 1998.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the company are as follows:

Thomas B. Clark, age 52, is president and chief executive officer of the Company. Mr. Clark has been president since March 1994 and became chief executive officer on January 1, 1995. From April 1993 to March 1994, Mr. Clark served as senior vice president and chief financial officer. Mr. Clark served as vice president of Ball from August 1992 until April 1993. Mr. Clark joined Ball in August 1976 as director of planning, was elected vice president, planning and development in April 1985 and served as vice president, communications, planning and development from May 1989 until August 1992. Mr. Clark also serves as a director of First Merchants Corporation, Muncie, Indiana.

Kevin D. Bower, age 39, is senior vice president and chief financial officer of the Company. From March 1994 to April 1997 Mr. Bower served as vice president of finance and controller of the Company. From April 1993 to March 1994 Mr. Bower served as vice president and controller of the Company. Mr. Bower joined Ball in November 1992. Prior to that time, he served as a senior manager with the public accounting firm of Price Waterhouse.

Jerry T. McDowell, age 56, is group vice president, metal products, of the Company. From December 1994 to March 1998 Mr. McDowell served as senior vice president and chief operating officer of the Company. Mr. McDowell served as president of Zinc Products Company from April 1993 to December 1994. Since joining Ball in 1970, Mr. McDowell served in various operating positions within the Company's Zinc Products division. From July 1979 to April 1993, Mr. McDowell served as president of Ball's Zinc Products division.

William L. Skinner, age 60, is senior vice president, administration and corporate development and assistant corporate secretary of the Company. From January 1994 to December 1994, Mr. Skinner served as senior vice president, administration and assistant corporate secretary of the Company. From April 1993 to January 1994 Mr. Skinner served as senior vice president, administration and corporate secretary of the Company. After joining Ball in April 1989, Mr. Skinner was director, corporate development. Prior to coming to Ball, Mr. Skinner served in a number of corporate, division and subsidiary sales, manufacturing and general management positions during a 25-year tenure with Ontario Corporation, headquartered in Muncie, Indiana, and served as a member of its board of directors. Mr. Skinner also serves as a director of American National Trust and Investment Management Company, Muncie, Indiana.

Angela K. Knowlton, age 35, is vice president and treasurer of the Company. From August 1994 to April 1997 Ms. Knowlton served as director, taxation. From August 1993 to August 1994 Ms. Knowlton served as manager, taxation. Prior to joining the Company in August 1993, Ms. Knowlton served as a manager with the public accounting firm of Price Waterhouse.

Larry D. Miller, age 63, is vice president, communications and investor relations of the Company. Prior to joining Alltrista when the Company began operations on April 2, 1993, Mr. Miller served as director of corporate communications for Ball. He joined Ball in November 1979.

J. David Tolbert, age 37, is vice president, human resources and corporate risk of the Company. From October 1993 to April 1997 Mr. Tolbert served as director of human resources of the Company. Since joining Ball in 1987, Mr. Tolbert served in various human resource and operating positions of Ball's and the Company's Plastic Packaging division.

     Other information required by Item 10 appearing under the caption "Director Nominees and Continuing Directors" on pages 2 and 3 of the Company's proxy statement filed pursuant to Regulation 14A, dated April 8, 1998, is incorporated herein by reference. The proxy statement will be filed with the Commission no later than April 8, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 appearing under the caption "Executive Compensation" on pages 6 through 15 of the Company's proxy statement filed pursuant to Regulation 14A dated April 8, 1998 is incorporated herein by reference. The proxy statement will be filed with the Commission no later than April 8, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 appearing under the caption "Voting Securities and Principal Shareholders" on page 4 of the Company's proxy statement filed pursuant to Regulation 14A dated April 8, 1998, is incorporated herein by reference. The proxy statement will be filed with the Commission no later than April 8, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     No disclosure required under Item 13.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      List of documents filed as part of this report.

     (1) Financial Statements

        The  following   documents  are  filed  as  part  of  this  report  and
        incorporated herein by reference from the indicated pages of the Company's 1997 Annual Report to Shareholders.

                                                                    Page(s) in
                                                                   Annual Report
                                                                  --------------

         Consolidated statements of income --
               Years ended December 31, 1997, 1996 and 1995             10

         Consolidated balance sheets -- December 31, 1997 and 1996      11

         Consolidated statements of cash flows --
               Years ended December 31, 1997, 1996 and 1995             12

         Consolidated statements of changes in shareholders' equity --
               Years ended December 31, 1997, 1996 and 1995             13

         Notes to consolidated financial statements                  14 to 23

         Report of independent accountants                              23


     (2) Financial Statement Schedule:

          See the Index to the Financial Statement Schedule on page 14 of this Form 10-K, which is incorporated by reference herein.

     (3) Exhibits:

          See the Index to Exhibits on pages 17 and 18 of this Form 10-K, which is incorporated by reference herein.

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the fourth quarter of the year ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ALLTRISTA CORPORATION
                                                        (Registrant)

                                    By:    /s/ Thomas B. Clark
                                           -------------------------------------
                                           Thomas B. Clark
                                           President and Chief Executive Officer
                                           March 27, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

(1)      Principal Executive Officer:

         /s/  Thomas B. Clark              President and Chief Executive Officer
         ----------------------------------
         Thomas B. Clark                   March 27, 1998

(2)      Principal Financial Accounting Officer:

                                           Senior Vice President
         /s/ Kevin D. Bower                and Chief Financial Officer
         ----------------------------------
         Kevin D. Bower                    March 27, 1998

(3)      Board of Directors:

         /s/ William L. Peterson           Chairman and Director
         ----------------------------------
         William L. Peterson               March 27, 1998

                                           President and Chief
         /s/ Thomas B. Clark               Executive Officer and Director
         ----------------------------------
         Thomas B. Clark                   March 27, 1998

         /s/  William A. Foley             Director
         ----------------------------------
         William A. Foley                  March 27, 1998

         /s/ Richard L. Molen              Director
         ----------------------------------
         Richard L. Molen                  March 27, 1998

         /s/ Lynda Watkins Popwell         Director
         ----------------------------------
         Lynda Watkins Popwell             March 27, 1998

         /s/ Patrick W. Rooney             Director
         ----------------------------------
         Patrick W. Rooney                 March 27, 1998

         /s/ David L. Swift                Director
         ----------------------------------
         David L. Swift                    March 27, 1998

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                    Index to the Financial Statement Schedule


                                                                     Form 10-K
                                                                        Page
                                                                   -------------

Report of Independent Accountants on the
Financial Statement Schedule                                            15

Schedule II  Valuation and Qualifying Accounts and Reserves             16


The financial statement schedule should be read in conjunction with the consolidated financial statements in the 1997 Annual Report to Shareholders. Schedules not included in this additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                    Report of Independent Accountants on the
                          Financial Statement Schedule







To the Board of Directors of
Alltrista Corporation


Our audits of the consolidated financial statements referred to in our report dated January 30, 1998 in the 1997 Annual Report to Shareholders of Alltrista Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/PRICE WATERHOUSE LLP
Indianapolis, Indiana
January 30, 1998

                                                                     Schedule II

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (thousands of dollars)



                      Balance at       Charges to                     Balance at
                      beginning        costs and        Deductions     end of
                      of period         expense       from reserves    period
                     ------------   --------------  ---------------- -----------
Reserves against
accounts receivable:
               1997       $(1,129)       $  (542)       $   648       $(1,023)
               1996       $(1,377)       $(1,589)       $ 1,837       $(1,129)
               1995       $(1,159)       $(1,049)       $   831       $(1,377)

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                Index to Exhibits

   Exhibit
    Number      Description of Exhibit
  -----------   ----------------------------------------------------------------

      3.1 Form of Amended Articles of Incorporation (filed as Exhibit 3.1 to the Company's Registration Statement on Form 10, Filing No. 0-21052, and incorporated herein by reference), filed October 20, 1992

      3.2 Form of Bylaws of Alltrista Corporation (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K, Filing No. 0-21052, and incorporated herein by reference), filed March 31, 1996

      4.1 Form of Common Stock Certificate of Alltrista Corporation (filed as Exhibit 4.1 to the Company's Registration Statement on Form 10, Filing No. 0-21052, and incorporated herein by reference), filed March 17, 1993

      4.2 Form of Rights Agreement (filed as Exhibit 4.2 to the Company's Registration Statement on Form 10, Filing No. 0-21052, and incorporated herein by reference), filed October 20, 1992

      10.1 Form of Alltrista Corporation 1993 Economic Value Added Incentive Compensation Plan for Key Members of Management (filed as Exhibit
               10.1 to the Company's Annual Report on Form 10-K, Filing No. 0-21052, and incorporated herein by reference), filed March 31, 1996

      10.2 Form of Alltrista Corporation 1993 Stock Option Plan for Nonemployee Directors (filed as Exhibit 10.2 to the Company's Registration Statement on Form 10, Filing No. 0-21052, and incorporated herein by reference), filed March 17, 1993

      10.3     Form of  Alltrista  Corporation  1993 Stock Option Plan (filed as
               Exhibit 10.3 to the Company's Registration Statement on Form 10, Filing No. 0-21052, and incorporated herein by reference), filed March 17, 1993

      10.4 Form of Alltrista Corporation 1996 Stock Option Plan for Nonemployee Directors (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K, Filing No. 0-21052, and incorporated herein by reference), filed March 27, 1997

      10.5 Form of Alltrista Corporation 1993 Restricted Stock Plan (filed as Exhibit 10.4 to the Company's Registration Statement on Form 10, Filing No. 0-21052, and incorporated herein by reference), filed March 17, 1993

      10.6 Form of Change of Control Agreement (filed as Exhibit 10.5 to the Company's Registration Statement on Form 10, Filing No. 0-21052, and incorporated herein by reference), filed March 17, 1993

      10.7     List of Alltrista Corporation employees party to Exhibit 10.6

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

   Exhibit
    Number     Description of Exhibit
  -----------  -----------------------------------------------------------------

      10.11 List of Directors and Executive Officers party to Exhibit 10.10 (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K, Filing No. 0-21052, and incorporated herein by reference), filed March 31, 1996

      10.12 Form of Alltrista Corporation 1993 Deferred Compensation Plan for Selected Key Employees (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K, Filing No. 0-21052, and incorporated herein by reference), filed March 31, 1996

      10.13 Form of Alltrista Corporation 1993 Deferred Compensation Plan as amended (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K, Filing No. 0-21052, and incorporated herein by reference), filed March 27, 1997

      10.14    Alltrista   Corporation  1997  Deferred   Compensation  Plan  for
               Directors

      10.15    Alltrista Corporation Excess Savings and Retirement Plan

      11.1     Computation of Earnings Per Share

      13.1 Alltrista Corporation 1997 Annual Report to Shareholders (The Annual Report to Shareholders, except for those portions thereof incorporated by reference, is furnished for the information of the Commission and is not to be deemed filed as part of this Form 10-K).

      21.1     Subsidiaries of Alltrista Corporation

      23.1     Consent of Independent Accountants

      27.1     Financial Data Schedule (electronic copy only)

     Copies of exhibits incorporated by reference can be obtained from the SEC and are located in SEC File No. 0-21052.