Form 10-Q
period 1998-03-29
ALLTRISTA CORP
filed 1998-05-13
CIK 895655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


               XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 29, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      Class                                      Outstanding at April 26, 1998
------------------                              --------------------------------
  Common Stock,
 without par value                                      7,326,036 shares

This document contains 10 pages.  The exhibit index is on page 10 of 10.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                          Quarterly Report on Form 10-Q
                       For the period ended March 29, 1998



                                      INDEX



                                                                     Page Number

 PART I.     FINANCIAL INFORMATION:


 Item 1.     Financial Statements

             Unaudited Condensed Consolidated Statements of Income
                for the three month periods ended
                March 29, 1998 and March 30, 1997                         3

             Unaudited Condensed Consolidated Balance Sheets at
                March 29, 1998 and December 31, 1997                      4

             Unaudited Condensed Consolidated Statements of Cash
                Flows for the three month periods ended
                March 29, 1998 and March 30, 1997                         5

             Notes to Unaudited Condensed Consolidated Financial
                Statements                                                6

 Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     7 - 8


 PART II.    OTHER INFORMATION                                            9

PART I.  FINANCIAL INFORMATION

Item 1.            Financial Statements

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (thousands except per share amounts)


                                                            Three month period ended
                                                            March 29,       March 30,
                                                               1998           1997
                                                            ----------     ----------
Net sales                                                    $46,370        $45,642
                                                            ----------     ----------

Costs and expenses
   Cost of sales                                              35,416         34,798
   Selling, general and administrative expenses                7,882          7,938
                                                            ----------     ----------

Operating earnings                                             3,072          2,906
Interest expense, net                                           (401)          (609)
                                                            ----------     ----------
Income from operations before taxes                            2,671          2,297

Provision for income taxes                                    (1,015)          (864)
                                                            ----------     ----------


Net income                                                    $1,656         $1,433
                                                            ==========     ==========

Net income per share of common stock:
   Basic earnings per share                                   $   .23        $  .19
                                                            ==========     ==========

   Diluted earnings per share                                 $   .22        $  .19
                                                            ==========     ==========

Weighted average shares outstanding:
   Basic                                                        7,360         7,471
   Diluted                                                      7,500         7,614




           See accompanying notes to unaudited condensed consolidated financial statements.


                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                             (thousands of dollars)

                                                      March 29,     December 31,
                                                        1997           1998
                                                      ---------     ------------
ASSETS
Current assets
   Cash and cash equivalents                           $10,730         $26,641
   Accounts receivable, net                             29,156          23,646
   Inventories
      Raw materials and supplies                        10,770           9,410
      Work in process and finished goods                37,802          23,773
   Deferred taxes on income                              4,243           4,243
   Prepaid expenses                                      1,670           1,511
                                                     -----------     -----------
          Total current assets                          94,371          89,224
                                                     -----------     -----------

Property, plant and equipment, at cost                 149,267         149,904
Accumulated depreciation                              (104,617)       (104,894)
                                                     -----------     -----------
                                                        44,650          45,010
Goodwill, net                                           24,604          24,947
Other assets                                             8,311           7,396
                                                     -----------     -----------

Total assets                                          $171,936        $166,577
                                                     ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current portion of long-term debt                    $4,286          $4,286
   Notes payable                                         2,788            -
   Accounts payable                                     25,341          18,424
   Other current liabilities                            10,403          12,755
                                                     -----------     -----------
          Total current liabilities                     42,818          35,465
                                                     -----------     -----------

Noncurrent liabilities
   Long-term debt                                       25,714          25,714
   Other noncurrent liabilities                          8,330           8,089
                                                     -----------     -----------
          Total noncurrent liabilities                  34,044          33,803
                                                     -----------     -----------

Contingencies

Shareholders' equity:
   Common stock                                         40,548          40,779
   Retained earnings                                    69,968          68,312
   Cumulative translation adjustment                      (255)           (303)
                                                     -----------     -----------
                                                        110,261         108,788
   Less treasury stock                                  (15,187)        (11,479)
                                                     -----------     -----------
          Total shareholders' equity                     95,074          97,309
                                                     -----------     -----------

Total liabilities and shareholders' equity             $171,936        $166,577
                                                     ===========     ===========

           See accompanying notes to unaudited condensed consolidated financial statements.



                     ALLTRISTA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)


                                                                                 Three month period ended
                                                                                 March 29,         March 30,
                                                                                   1998              1997
                                                                                ----------         ---------
Cash flows from operating activities
   Net income                                                                     $1,656            $1,433
   Reconciliation of net income to net cash used in
       operating activities:
       Depreciation and amortization                                               2,564             2,523
       Deferred employee benefits                                                    250               202
       Other                                                                        (163)             (108)
       Changes in working capital components                                     (16,502)          (12,540)
                                                                                ----------        ----------

              Net cash used in operating activities                              (12,195)           (8,490)
                                                                                ----------        ----------

Cash flows from financing activities
   Proceeds from revolving credit borrowings and notes payable                     2,788             4,780
   Proceeds from issuance of common stock                                            262               516
   Purchase of treasury stock                                                     (4,229)              -
                                                                                ----------        ----------

            Net cash (used in) provided by financing activities                   (1,179)            5,296
                                                                                ----------        ----------

Cash flows from investing activities
   Proceeds from sale of property, plant and equipment                                13                36
   Additions to property, plant and equipment                                     (1,830)           (2,378)
   Investment in life insurance contracts                                           (685)             -
   Other                                                                             (35)             (305)
                                                                                ----------        ----------

            Net cash used in investing activities                                 (2,537)           (2,647)
                                                                                ----------        ----------

Net decrease in cash                                                             (15,911)           (5,841)
Cash and cash equivalents, beginning of period                                    26,641             7,611
                                                                                ----------        ----------

Cash and cash equivalents, end of period                                         $10,730            $1,770
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

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Presentation of Condensed Consolidated Financial Statements

    Certain  information  and  footnote   disclosures,   including   significant
    accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented. Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of some seasonality in the Consumer Products business. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements of Alltrista Corporation and Subsidiaries included in the Company's latest annual report.

2.  Earnings Per Share

    Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share computations assume outstanding stock options with a dilutive effect on earnings were exercised. These common stock equivalents are added to the weighted average number of shares outstanding in the calculation of dilutive earnings per share.

    A computation of earnings per share is as follows (in thousands except per share data):

                                                                          Three month period ended
                                                                           March 29,     March 30,
                                                                             1998          1997
                                                                           ----------  -----------
         Basic Earnings Per Share
         Net income                                                        $  1,656     $ 1,433
                                                                          ============ ===========
         Weighted average number of common shares outstanding                 7,360       7,471
                                                                          ============ ===========
         Basic earnings per share                                          $    .23    $    .19
                                                                          ============ ===========

         Diluted Earnings Per Share
         Net income                                                        $  1,656     $ 1,433
                                                                          ============ ===========

         Weighted average number of common shares outstanding                 7,360       7,471
         Additional shares assuming conversion of stock options                 140         143
                                                                          ------------ -----------
         Weighted average number of common and equivalent shares              7,500       7,614
                                                                          ============ ===========

         Diluted earnings per share                                        $    .22    $    .19
                                                                          ============ ===========

Item 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Results of Continuing Operations

During the first quarter of 1998, the Company, as part of a newly launched vision and strategy, redefined its businesses into two new distinct segments: plastic products and metal products. The plastic products segment includes the Plastic Packaging (coextruded sheet and formed containers for processed human and pet food), Unimark Plastics (injection molding for medical, consumer products and packaging markets) and Industrial Plastics (heavy gauge sheet extrusion and thermoforming for appliance, manufactured housing and recreational vehicle markets) operations. The metal products segment includes the Consumer Products (home canning supplies and related products), Zinc Products (zinc strip and products fabricated from that strip) and LumenX (industrial inspection systems for the automotive and automotive component industries) operations. Previously reported segment information was reclassified to correspond with this presentation.

The Company reported net sales of $46.4 million for the first quarter of 1998 an increase of 2% from sales of $45.6 million for the same period of 1997. Operating earnings of $3.1 million for the quarter increased 7% from $2.9 million in the first quarter of 1997. Sales and earnings increased in the plastic products segment 17% and 19%, respectively. Industrial Plastics had an increase in sales and earnings primarily due to the May 1997 acquisition and subsequent integration of Viking Plastics. Industrial Plastics also recorded increased sales and earnings from the appliance components and table product lines. Unimark Plastics recorded an increase in sales and earnings, which is the result of new business including the transfer of a customer's in-house production to the Company's Springfield, Missouri facility. Cost reduction programs at Unimark Plastics also contributed to the improved earnings. Plastic Packaging had a decrease in sales and earnings due to lower volume and a more intense competitive environment. The metal products segment recorded a 12% and 11% decrease in sales and earnings, respectively. Zinc Products recorded a decrease in sales and earnings primarily due to a customer's decision to move production of its zinc/carbon batteries to Mexico City and to no longer purchase battery cans from the Company. Penny blank shipments to the U.S. Mint averaged 17 truckloads per week for the first quarter of 1998 compared to 16 truckloads per week a year ago. The Company anticipates shipments of 20 truckloads a week in the second quarter. Consumer Products, which historically operates at a loss in the first quarter, recorded an increase in sales in nearly every product line. Assuming favorable growing conditions, the Company anticipates another excellent year in the home canning business. LumenX recorded a decrease in sales for the quarter due to the September 1997 divestiture of the machine vision inspection product line. With a cost reduction program in place, the remaining x-ray inspection equipment product line earned a profit for the quarter.

Overall, gross margin percentages decreased slightly in the first quarter of 1998 compared to the same period last year. The decline in gross margin percentages was primarily due to the industry wide margin erosion in plastic packaging and increased employee benefit costs at Consumer Products. This decline was offset in part by increased plant utilization at Unimark Plastics, a decrease in zinc raw material prices and a change in product mix at Zinc Products.

Selling, general and administrative expenses as a percentage of sales decreased slightly in the first quarter of 1998 compared to the same period last year reflecting a reduction in costs in the x-ray inspection equipment operation.

Interest expense, net for the first quarter of 1998 was $0.4 million compared to $0.6 million in the first quarter of 1997. Lower net interest expense in the first quarter of 1998 was primarily the result of earnings on higher levels of short-term investment balances.

The effective income tax rate increased slightly from 37.6% to 38.0% in the first quarter of 1998 versus 1997.

Financial Condition, Liquidity and Capital Resources

Working capital (excluding the current portion of long-term debt) as of March 29, 1998 decreased $2.2 million to $55.8 million from the 1997 year-end level. Short-term borrowings increased $2.8 million to fund the seasonal working capital needs of the Canadian home canning operations. The increase in accounts receivable, inventories and accounts payable is reflective of customary seasonal activity, particularly in the consumer products business.

The Company has $30 million outstanding under a long-term financing agreement with a fixed interest rate of 7.8%. Maturities are $4.3 million per year for seven years beginning in December 1998. The Company has a revolving credit agreement with a group of banks whereby the Company can borrow up to $50 million through March 31, 2000 when all borrowings mature. There were no borrowings outstanding under this agreement at March 29, 1998 or at December 31, 1997. The Company also has available from various banks $74 million in committed and uncommitted short-term credit lines of which $2.8 million was outstanding at March 29, 1998. As of March 29, 1998, borrowings on the Company's long-term debt and credit lines were at a weighted average interest rate of 7.8%. After reducing debt by the cash balance, the debt-to-total capital ratio was 18.8% at the end of the first quarter of 1998. This is higher than the 3.3% at December 31, 1997, as a result of funding normal seasonal operating activities.

During the first quarter of 1998, the company purchased $4.2 million (150,000 shares) of its common stock. It is the Company's policy to annually repurchase shares to offset the dilutive effect of shares issued under employee benefit plans and as a flexible and tax-efficient means of distributing excess cash to shareholders.

Capital expenditures for property, plant and equipment were $1.8 million for the first quarter ended March 29, 1998 compared to $2.4 million for the same period last year. Capital expenditures are largely related to maintaining manufacturing facilities and, though lower in the first quarter, are expected to be at higher levels for the full year 1998 compared to 1997. The Company believes that existing funds, cash generated from operations and existing sources of debt financing are adequate to satisfy its working capital and capital expenditure requirements for the foreseeable future. However, the Company may raise additional capital from time to time to take advantage of favorable conditions in the capital markets or in connection with the Company's corporate development activities.

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

The Company is currently assessing its exposure to potential Year 2000 computer-related issues within its businesses. At this time, management does not believe the Company will incur significant problems or costs associated with its own financial or operational systems. Each division is either undertaking or will be undertaking a study of vendors and customers to determine whether their potential Year 2000 problems will have a material effect on the Company. The Company's information at this time does not indicate that Year 2000 issues will have a material, adverse effect upon the financial condition, results of operations, cash flows or competitive position of the Company.

This Quarterly Report on Form 10-Q includes certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those statements include, but may not be limited to, discussions regarding expectations of future sales and profitability, anticipated demand for the Company's products and expectations regarding operating and other expenses. Reliance on forward-looking statements involves risks and uncertainties. Although the Company believes that the assumptions upon which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based on those assumptions could also be inaccurate. Please see the Company's Report on Form 8-K, dated June 10, 1997, for a list of factors which could cause the Company's actual results to differ materially from those projected in the Company's forward-looking statements.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits

     27.1 Financial Data Schedule [EDGAR filing only]

     27.2 Financial Data Schedule [EDGAR filing only] - Restatement of 1997 earnings per share in accordance with Financial Accounting Standards No. 128, "Earnings Per Share"

     27.3 Financial Data Schedule [EDGAR filing only] - Restatement of 1996 earnings per share in accordance with Financial Accounting Standards No. 128, "Earnings Per Share"

     b.  Reports on Form 8-K

     A change in the Company's certifying accountant was disclosed in a Form 8-K (Commission File Number 0-21052) dated March 18, 1998.





                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Alltrista Corporation
                                                  ----------------------
                                                       (Registrant)



Date:  May 13, 1998                        By:    /s/ Kevin D. Bower
       ------------                               -------------------------
                                                  Kevin D. Bower
                                                  Senior Vice President and
                                                  Chief  Financial Officer

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                                 March 29, 1998

                                  EXHIBIT INDEX


Exhibit  Description                                               Page
-------  -----------                                               ----

27.1     Financial Data Schedule                             [EDGAR filing only]

27.2     Financial Data Schedule, 1997 Earnings Per Share    [EDGAR filing only]

27.3     Financial Data Schedule, 1996 Earnings Per Share    [EDGAR filing only]