Form 10-Q
period 1998-06-28
ALLTRISTA CORP
filed 1998-08-11
CIK 895655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


               XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 28, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Class                                      Outstanding at August 2, 1998
  -----------------                               -----------------------------
    Common Stock,
  without par value                                      7,057,926 shares

This document contains 11 pages.  The exhibit index in on page 11 of 11.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                          Quarterly Report on Form 10-Q
                       For the period ended June 28, 1998



                                      INDEX



                                                                     Page Number

 PART I.     FINANCIAL INFORMATION:


 Item 1.     Financial Statements

             Unaudited Condensed Consolidated Statements of Income
                for the three and six month periods ended
                June 28, 1998 and June 29, 1997                          3

             Unaudited Condensed Consolidated Balance Sheets at
                June 28, 1998 and December 31, 1997                      4

             Unaudited Condensed Consolidated Statements of Cash
                Flows for the six month periods ended
                June 28, 1998 and June 29, 1997                          5

             Notes to Unaudited Condensed Consolidated Financial
                Statements                                               6

 Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      7


PART II.     OTHER INFORMATION                                          10

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (thousands except per share amounts)


                                                      Three month period ended      Six month period ended
                                                       June 28,       June 29,      June 28,     June 29,
                                                         1998           1997           1998        1997
                                                        --------       -------        -------     -------
Net sales                                              $84,134       $78,950       $130,504      $124,592

Costs and expenses
   Cost of sales                                        58,769        54,619         94,185        89,417
   Selling, general and administrative expenses         14,098        12,664         21,980        20,602
                                                       -------      --------        -------      --------
Operating earnings                                      11,267        11,667         14,339        14,573

Interest expense, net                                     (652)         (751)        (1,053)       (1,360)
                                                       -------      --------        -------       -------
Income from operations before taxes                     10,615        10,916         13,286        13,213

Provision for income taxes                              (4,034)       (4,104)        (5,049)       (4,968)
                                                       -------      --------        -------       -------
Net income                                             $ 6,581       $ 6,812        $ 8,237       $ 8,245
                                                       =======       =======        =======       =======

Net income per share of common stock:
   Basic earnings per share                            $  .90        $  .93         $ 1.13        $ 1.11
                                                       =======       =======        =======       =======
   Diluted earnings per share                          $  .89        $  .91         $ 1.11        $ 1.09
                                                       =======       =======        =======       =======
Weighted average shares outstanding:
    Basic                                               7,274         7,364          7,316         7,417
                                                       =======       =======        =======       =======
    Diluted                                             7,399         7,506          7,449         7,559
                                                       =======       =======        =======       =======



See accompanying notes to unaudited condensed consolidated financial statements.

                                                                    Page 3 of 11

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                           (thousands of dollars)

                                                                   June 28,      December 31,
                                                                     1998           1997
                                                                 -----------    -------------
ASSETS
Current assets
   Cash and cash equivalents                                      $   5,818        $ 26,641
   Accounts receivable, net                                          42,911          23,646
   Inventories
      Raw materials and supplies                                     11,102           9,410
      Work in process and finished goods                             25,676          23,773
   Deferred taxes on income                                           4,243           4,243
   Prepaid expenses                                                   1,252           1,511
                                                                  -----------   -------------
          Total current assets                                       91,002          89,224
                                                                  -----------   -------------

Property, plant and equipment, at cost                              151,741         149,904
Accumulated depreciation                                           (105,745)       (104,894)
                                                                  -----------   -------------
                                                                     45,996          45,010

Goodwill, net                                                        25,367          24,947
Other assets                                                          7,966           7,396
                                                                  -----------   -------------
          Total assets                                             $170,331        $166,577
                                                                  ===========   =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current portion of long-term debt                              $   4,286       $   4,286
   Accounts payable                                                  18,707          18,424
   Other current liabilities                                         17,478          12,755
                                                                 -----------    ------------
          Total current liabilities                                  40,471          35,465
                                                                 -----------    ------------

Noncurrent liabilities
   Long-term debt                                                    25,714          25,714
   Other noncurrent liabilities                                       8,518           8,089
                                                                  -----------   ------------
          Total noncurrent liabilities                               34,232          33,803
                                                                  -----------   ------------

Shareholders' equity:
   Common stock                                                      40,575          40,779
   Retained earnings                                                 76,549          68,312
   Cumulative translation adjustment                                   (383)           (303)
                                                                   -----------  ------------
                                                                    116,741         108,788
   Less treasury stock                                              (21,113)        (11,479)
                                                                   -----------  ------------
          Total shareholders' equity                                 95,628          97,309
                                                                   -----------  ------------

          Total liabilities and shareholders' equity               $170,331        $166,577
                                                                   ===========  ============

See accompanying notes to unaudited condensed consolidated financial statements.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)

                                                                                  Six month period ended
                                                                                 June 28,         June 29,
                                                                                   1998             1997
                                                                                ----------        --------
Cash flows from operating activities
   Net income                                                                     $8,237            $8,245
   Reconciliation of net income to net cash (used in) provided by operating activities:
       Depreciation and amortization                                               5,201             5,072
       Loss on disposal of fixed assets                                               37               525
       Deferred employee benefits                                                    447               406
       Other                                                                        (366)             (245)
    Changes in working capital components                                        (17,613)           (8,231)
                                                                                ----------        ----------

              Net cash (used in) provided by operating activities                 (4,057)            5,772
                                                                                ----------        ----------

Cash flows from financing activities
   Proceeds from revolving credit borrowings                                       4,431            15,967
   Payments on revolving credit borrowings                                        (4,431)          (11,160)
   Proceeds from issuance of common stock                                            553             1,293
   Purchase of treasury stock                                                    (10,450)           (4,042)
                                                                                ----------        ----------

            Net cash (used in) provided by financing activities                   (9,897)            2,058
                                                                                ----------        ----------

Cash flows from investing activities
   Additions to property, plant and equipment                                     (5,449)           (3,617)
   Proceeds from sale of property, plant and equipment                                23                46
   Acquisition of businesses                                                      (1,000)           (8,288)
   Cash proceeds from the sale of product line                                       272              -
   Investment in insurance contracts                                                (685)             -
   Other                                                                             (30)             (414)
                                                                                ----------        ----------

            Net cash used in investing activities                                 (6,869)          (12,273)
                                                                                ----------        ----------

Net decrease in cash                                                             (20,823)           (4,443)
Cash and cash equivalents, beginning of period                                    26,641             7,611
                                                                                ----------        ----------

Cash and cash equivalents, end of period                                          $5,818            $3,168
                                                                                ==========        ==========



See accompanying notes to unaudited condensed consolidated financial statements.

                                                                    Page 5 of 11

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

2.    Earnings Per Share

    Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share computations assume outstanding stock options with a dilutive effect on earnings were exercised. These common stock equivalents are added to the weighted average number of shares outstanding in the calculation of diluted earnings per share.

    A computation of earnings per share is as follows (in thousands except per share data):

                                                                  Three month period ended      Six month period ended
                                                                    June 28,      June 29,      June 28,       June 29,
                                                                     1998          1997           1998          1997
                                                                   --------      ---------      --------      -------
         Basic Earnings Per Share:
         Net income                                                $  6,581      $  6,812       $  8,237      $  8,245
                                                                   ========      =========      ========      ========

         Weighted average number of common shares outstanding         7,274         7,364          7,316         7,417
                                                                   ========      =========      ========      ========
         Basic earnings per share                                  $    .90      $    .93       $   1.13      $   1.11
                                                                   ========      =========      ========      ========

         Diluted Earnings Per Share:
         Net income                                                $  6,581      $  6,812       $  8,237      $ 8,245
                                                                   ========      =========      ========      ========

         Weighted average number of common shares outstanding         7,274         7,364          7,316        7,417
         Additional shares assuming conversion of stock options         125           142            133          142
                                                                   --------      ---------      --------      --------
         Weighted average number of common and equivalent shares      7,399         7,506          7,449        7,559
                                                                   ========      =========      ========      ========
         Diluted earnings per share                                $    .89      $    .91       $   1.11      $  1.09
                                                                   ========      =========      ========      ========

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


During the first quarter of 1998, the Company, as part of a newly launched vision and strategy, redefined its businesses into two new distinct segments: plastic products and metal products. The plastic products segment includes the Plastic Packaging (coextruded sheet and formed containers for processed human and pet food), Unimark Plastics (injection molding for medical, consumer products and packaging markets) and Industrial Plastics (heavy gauge sheet extrusion and thermoforming for appliance, manufactured housing and recreational vehicle markets) operations. The metal products segment includes the Consumer Products (home canning supplies and related products), Zinc Products (zinc strip and products fabricated from that strip) and LumenX (industrial inspection systems for the automotive and automotive component industries) operations. Previously reported segment information was reclassified to correspond with the current presentation.

Results of Operations - Comparing Year to Date 1998 to Year to Date 1997


The Company reported net sales of $130.5 million for the first six months of 1998 an increase of 5% from sales of $124.6 million for the same period last year. Operating earnings of $14.3 million for the six months of 1998 decreased 2% from $14.6 million in the first six months of 1997. The increase in sales was primarily due to new consumer product offerings that the company began marketing during the year and the May 1997 acquisition of Viking Plastics. Earnings decreased however due to lower battery can production and intense competition in the plastic packaging industry.

On a segment basis, sales increased in plastic and metal products 10% and 2%, respectively, while operating earnings within these segments were essentially unchanged compared to a year ago. Within the metal products segment, Consumer Products sales and operating earnings for the first six months of 1998 increased 28% and 11% respectively compared to the same period last year. The increase in sales and operating earnings was primarily due to (i) the Company marketing and distributing new consumer products in 1998, (ii) good home garden growing conditions, especially in the northern two thirds of the United States and Canada and (iii) the increased usage of palletized home canning product displays in mass merchandiser stores. Despite the drought conditions in the southern third of the United States and assuming favorable growing conditions continue in the remainder of the United States and Canada, the Company anticipates another good year in the home canning business. Zinc Products recorded a decrease in sales and earnings primarily due to a customer's decision to move production of its zinc/carbon batteries to Mexico City and to no longer purchase battery cans from the Company. The decrease in sales was also attributed to the average price of zinc raw material dropping 15% in the first six months of 1998 compared to the same period last year. Penny blank shipments to the U.S. Mint increased 4% for the first six months of 1998 compared to the same period last year. The Company anticipates U.S Mint penny blank shipments to increase over 50% in the second half of the year compared to the first half of 1998. LumenX recorded a decrease in sales for the six months due to the September 1997 divestiture of the machine vision inspection product line. The remaining x-ray inspection equipment product line operated at a slight loss for the six months. Management continues to assess its plans for the remaining business. If a determination to exit this business is made, there can be no assurance that the entire value of its net assets ($4.0 million as of June 28, 1998) would be recovered. However, no impairment of the long-lived assets, under the provisions of FAS 121 is currently indicated.

Within the plastic products segment, Industrial Plastics had an increase in sales primarily due to the May 1997 acquisition and subsequent integration of Viking Plastics. Industrial Plastics also recorded increased sales and operating earnings from the appliance components product line. Unimark Plastics recorded an increase in sales and operating earnings, which is the result of new business including the transfer of a customer's in-house production to the Company's Springfield, Missouri facility. Cost reduction programs at Unimark Plastics also contributed to the improved earnings. Plastic Packaging had a decrease in sales and operating earnings due to lower volume and a more intense competitive environment.

Overall, gross margin percentages decreased slightly in the first six months of 1998 compared to the same period last year. The decline in gross margin percentages was primarily due to the industry wide margin erosion in plastic packaging and increased employee benefit costs and a less favorable product mix at Consumer Products. This decline was offset in part by increased plant utilization at Unimark Plastics, a decrease in zinc raw material prices and an increase in coinage and industrial volume produced at Zinc Products.

Selling, general and administrative expenses as a percentage of sales increased in the first six months of 1998 compared to the same period last year due to lower sales volume and a more intense competitive environment in the plastic packaging industry and lower battery can production at Zinc Products.

Interest expense, net for the first six months of 1998 was $1.1 million compared to $1.4 million in the first six months of 1997. Lower net interest expense was primarily the result of earnings on higher levels of short-term investment balances.

The effective income tax rate increased slightly from 37.6% to 38.0% in the first six months of 1998 versus 1997.

Results of Operations - Comparing Second Quarter 1998 to Second Quarter 1997

The Company reported net sales of $84.1 million for the second quarter of 1998 an increase of 7% from sales of $79.0 million for the same period of 1997. Operating earnings of $11.3 million for the quarter decreased 3% from $11.7 million in the second quarter of 1997. The increase in sales was primarily due to new consumer product offerings that the company began marketing during the year and the May 1997 acquisition of Viking Plastics. Operating earnings decreased however due to lower battery can production and more intense competition in the plastic packaging industry.

On a segment basis, metal products recorded an 8% and 2% increase in sales and operating earnings, respectively. Consumer Products recorded a 29% and 12% increase in sales and operating earnings, respectively, for the quarter. The increase in sales and earnings was primarily due to (i) the Company marketing and distributing new consumer products in 1998, (ii) good growing conditions, especially in northern two thirds of the United States and Canada and (iii) the increased usage of palletized home canning product displays in mass merchandiser stores. Zinc Products recorded a 16% and 7% decrease in sales and operating earnings, respectively, primarily due to a customer's decision to move production of its zinc/carbon batteries to Mexico City and to no longer purchase battery cans from the Company. LumenX recorded a decrease in sales for the quarter primarily due to the September 1997 divestiture of the machine vision inspection product line. With a decrease in sales within the remaining x-ray inspection equipment product line, LumenX operated at a loss for the quarter.

Sales increased 4% and operating earnings decreased 11% in the plastic products segment. Industrial Plastics had an increase in sales and operating earnings primarily due to the May 1997 acquisition and subsequent integration of Viking Plastics. Industrial Plastics also recorded increased sales and operating earnings from the appliance components product line. Unimark Plastics recorded an increase in sales and operating earnings, which is the result of new business including the transfer of a customer's in-house production to the Company's Springfield, Missouri facility. Cost reduction programs at Unimark Plastics also contributed to the improved operating earnings. Plastic Packaging had a decrease in sales and operating earnings due to lower volume and a more intense competitive environment.

Overall, gross margin percentages decreased in the second quarter of 1998 compared to the same period last year. The decline in gross margin percentages was primarily due to the industry wide margin erosion in plastic packaging and a less favorable product mix and increased employee benefit costs at Consumer Products. This decline was offset in part by increased plant utilization at Unimark Plastics, a decrease in zinc raw material prices and an increase in coinage and industrial volume produced at Zinc Products.

Selling, general and administrative expenses as a percentage of sales increased in the second quarter of 1998 compared to the same period last year due to lower sales volume and a more intense competitive environment in the plastic packaging industry and lower battery can production at Zinc Products.

Financial Condition, Liquidity and Capital Resources

Working capital (excluding the current portion of long-term debt) as of June 28, 1998 decreased $3.2 million to $54.8 million from the 1997 year-end level.
During the first six months of 1998, the company purchased $10.5 million (402,000 shares) of its common stock. It is the Company's policy to annually repurchase shares to offset the dilutive effect of shares issued under employee benefit plans. In May 1997, the Company's board of directors approved a 600,000 share repurchase program. As of June 28, 1998, the Company may purchase up to 314,250 additional shares under this program. The increase in accounts receivable, inventories and other current liabilities is reflective of customary seasonal activity, particularly in the consumer products business.

The Company has $30 million outstanding under a long-term financing agreement with a fixed interest rate of 7.8%. Maturities are $4.3 million per year for seven years beginning in December 1998. The Company has a revolving credit agreement with a group of banks whereby the Company can borrow up to $50 million through March 31, 2000 when all borrowings mature. There were no borrowings outstanding under this agreement at June 28, 1998 or at December 31, 1997. The Company also has available from various banks $74 million in committed and uncommitted short-term credit lines. There were no borrowings outstanding under these credit lines at June 28, 1998 or at December 31, 1997. After reducing debt by the cash balance, the debt-to-total capital ratio was 20.2% at the end of the second quarter of 1998. This is higher than the 3.3% at December 31, 1997, primarily as a result of funding normal seasonal operating activities.

Capital expenditures for property, plant and equipment were $5.4 million for the first six months ended June 28, 1998 compared to $3.6 million for the same period last year. Capital expenditures are largely related to maintaining manufacturing facilities. The increase in 1998 capital spending is primarily due to investments in new injection molding machines for Unimark Plastics and new integrated information systems and other capital improvements for Industrial Plastics. Overall, capital expenditures are expected to be at slightly higher levels for the full year 1998 compared to 1997. The Company believes that existing funds, cash generated from operations and existing sources of debt financing are adequate to satisfy its working capital and capital expenditure requirements for the foreseeable future. However, the Company may raise additional capital from time to time to take advantage of favorable conditions in the capital markets or in connection with the Company's corporate development activities.

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

This Quarterly Report on Form 10-Q includes certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those statements include, but may not be limited to, discussions regarding expectations of future sales and profitability, anticipated demand for the Company's products and expectations regarding operating and other expenses. Reliance on forward-looking statements involves risks and uncertainties. Although the Company believes that the assumptions upon which the forward-looking statements contained herein are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based on those assumptions could also be inaccurate. Please see the Company's Report on Form 8-K, dated June 10, 1997, for a list of factors which could cause the Company's actual results to differ materially from those projected in the Company's forward-looking statements.

PART II.  OTHER INFORMATION


Item 4.  Submission of matters to a vote of security holders

The Company held its Annual Meeting of Shareholders on May 13, 1998. Matters voted upon by proxy were the election of two directors for three-year terms expiring in 2001, to act upon a proposal to approve the Alltrista Corporation 1998 Long-Term Equity Incentive Plan and the ratification of the appointment of Ernst & Young LLP as independent accountants for 1998. The results of the vote are as follows:

                                                        Voted For       Voted Against      Withheld/Abstained
                                                      -------------    ---------------    --------------------
Election of directors for terms expiring in 2001:
Richard L. Molen                                        6,261,669                               106,946
Lynda Watkins Popwell                                   6,260,125                               108,490

Approval of the Alltrista Corporation 1998 Long-        4,100,243           1,638,666            71,408
    Term Equity Incentive Plan

Appointment of Ernst & Young LLP as
   independent accountants for 1998                     6,360,815              4,459              3,341



Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits

        27    Financial Data Schedule

     b.  Reports on Form 8-K

     There were no events required to be reported under Form 8-K for the quarter ending June 28, 1998.





                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        Alltrista Corporation
                                                             (Registrant)



Date:  August 11, 1998                        By:    /s/ Kevin D. Bower
      --------------------                          -------------------
                                                      Kevin D. Bower
                                                      Senior Vice President and
                                                      Chief  Financial Officer

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                                  June 28, 1998

                                  EXHIBIT INDEX


Exhibit           Description                                Page


27                Financial Data Schedule             [EDGAR filing only]