Form 10-Q
period 1998-09-27
ALLTRISTA CORP
filed 1998-11-12
CIK 895655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


               XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 27, 1998

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

                5875 Castle Creek Parkway, North Drive, Suite 440
                        Indianapolis, Indiana 46250-4330

       Registrant's telephone number, including area code: (317) 577-5000
  ----------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Class                                    Outstanding at October 25, 1998
--------------------                           ---------------------------------
    Common Stock,
  without par value                                     6,744,092 shares


This document contains 13 pages.  The exhibit index is on page 13 of 13.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                          Quarterly Report on Form 10-Q
                     For the period ended September 27, 1998



                                      INDEX



                                                                    Page Number

 PART I.     FINANCIAL INFORMATION:


 Item 1.     Financial Statements

             Unaudited Condensed Consolidated Statements of Income
                for the three and nine month periods ended
                September 27, 1998 and September 28, 1997               3

             Unaudited Condensed Consolidated Balance Sheets at
                September 27, 1998 and December 31, 1997                4

             Unaudited Condensed Consolidated Statements of Cash
                Flows for the nine month periods ended
                September 27, 1998 and September 28, 1997               5

             Notes to Unaudited Condensed Consolidated Financial
                Statements                                              6

 Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     8


PART II.     OTHER INFORMATION                                         12

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (thousands except per share amounts)


                                                     Three month period ended          Nine month period ended
                                                  September 27,    September 28,    September 27,  September 28,
                                                      1998             1997             1998           1997
                                                  -------------    -------------    -------------  -------------
Net sales                                              $72,646         $75,656        $197,840       $191,139

Costs and expenses
   Cost of sales                                        49,464          51,847         139,421        135,045
   Selling, general and administrative expenses          9,959          11,822          30,545         29,373
   Costs to exit facility                                1,260            -              1,260           -
                                                      --------        --------        --------       --------
Operating earnings                                      11,963          11,987          26,614         26,721
Interest expense, net                                     (387)           (567)         (1,440)        (1,927)
                                                      --------        --------        --------       --------
Income from continuing operations before taxes          11,576          11,420          25,174         24,794
Provision for income taxes                              (4,399)         (4,375)         (9,566)        (9,404)
                                                      --------        --------        --------       --------
Income from continuing operations                        7,177           7,045          15,608         15,390
Discontinued operation:
   Loss from discontinued operation                       (714)         (2,106)           (908)        (2,206)
   Net loss on disposal of discontinued operation         (962)           -               (962)          -
                                                      --------        --------        --------       --------
Net income                                            $  5,501        $  4,939        $ 13,738       $ 13,184
                                                      ========        ========        ========       ========

Basic earning per share:
   Income from continuing operations                  $   1.03        $    .95        $   2.17       $   2.08
   Discontinued operation                                 (.24)           (.28)           (.26)          (.30)
                                                      --------        --------        --------       --------
   Net income                                         $    .79        $    .67        $   1.91       $   1.78
                                                      ========        ========        ========       ========

Diluted earnings per share:
   Income from continuing operations                  $   1.01        $    .94        $   2.13       $   2.04
   Discontinued operation                                 (.23)           (.28)           (.25)          (.29)
                                                      --------        --------        --------       --------
   Net Income                                         $    .78        $    .66        $   1.88       $   1.75
                                                      ========        ========        ========       ========

Weighted average shares outstanding:
   Basic                                                 6,971           7,386           7,200          7,407
   Diluted                                               7,082           7,533           7,325          7,551





           See accompanying notes to unaudited condensed consolidated financial statements.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                             (thousands of dollars)

                                                 September 27,     December 31,
                                                     1998              1997
                                                 -------------    --------------
ASSETS
Current assets
   Cash and cash equivalents                        $ 25,252          $ 26,641
   Accounts receivable, net                           27,952            23,646
   Inventories
      Raw materials and supplies                      10,118             9,410
      Work in process and finished goods              17,680            23,773

   Deferred taxes on income                            2,951             4,243
   Prepaid expenses                                      889             1,511
   Net assets of a discontinued operation              3,196              -
                                                   -----------      -----------
          Total current assets                        88,038            89,224
                                                   -----------      -----------

Property, plant and equipment, at cost               151,740           149,904
Accumulated depreciation                            (105,384)         (104,894)
                                                   -----------      -----------
                                                      46,356            45,010

Goodwill, net                                         25,006            24,947
Other assets                                           7,465             7,396
                                                   -----------      -----------

          Total assets                              $166,865          $166,577
                                                   ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current portion of long-term debt                $  4,286          $  4,286
   Accounts payable                                   17,304            18,424
   Other current liabilities                          17,428            12,755
                                                   -----------      -----------
          Total current liabilities                   39,018            35,465
                                                   -----------      -----------

Noncurrent liabilities
   Long-term debt                                     25,714            25,714
   Other noncurrent liabilities                        8,587             8,089
                                                   -----------      -----------
          Total noncurrent liabilities                34,301            33,803
                                                   -----------      -----------

Shareholders' equity:
   Common stock                                       40,545            40,779
   Retained earnings                                  82,050            68,312
   Cumulative translation adjustment                    (503)             (303)
                                                   -----------      -----------
                                                     122,092           108,788
   Less: treasury stock                              (28,546)          (11,479)
                                                   -----------      -----------
          Total shareholders' equity                  93,546            97,309
                                                   -----------      -----------

Total liabilities and shareholders' equity          $166,865          $166,577
                                                   ===========      ===========

           See accompanying notes to unaudited condensed consolidated financial statements.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)


                                                                        Nine month period ended
                                                                    September 27,     September 28,
                                                                         1998              1997
                                                                    -------------     -------------
Cash flows from operating activities
   Net income                                                           $13,738           $13,185
   Reconciliation of net income to net cash provided by
       operating activities:
       Depreciation and amortization                                      7,863             7,741
       Loss on disposal of fixed assets                                      35                67
       Loss on disposal of product line and discontinued operation        2,451             3,612
       Costs to exit facility                                             1,260                 -
       Deferred income taxes                                              1,177            (2,396)
       Deferred employee benefits                                           522               743
       Other                                                               (590)                7
    Changes in working capital components                                   (31)            8,520
                                                                      ----------        ----------
            Net cash provided by operating activities                    26,425            31,479
                                                                      ----------        ----------

Cash flows from financing activities
   Proceeds from revolving credit borrowings                              4,431            15,967
   Payments on revolving credit borrowings                               (4,431)          (15,967)
   Proceeds from issuance of common stock                                   913             2,059
   Purchase of treasury stock                                           (18,304)           (4,206)
                                                                      ----------        ----------

            Net cash used in financing activities                       (17,391)           (2,147)
                                                                      ----------        ----------

Cash flows from investing activities
   Additions to property, plant and equipment                            (9,098)           (5,054)
   Proceeds from sale of property, plant and equipment                       33                46
   Acquisition of businesses                                             (1,000)           (8,399)
   Cash proceeds from the sale of product line                              386              -
   Investment in insurance contracts                                       (685)             -
   Other                                                                    (59)             (464)
                                                                      ----------        ----------

            Net cash used in investing activities                       (10,423)          (13,871)
                                                                      ----------        ----------

Net (decrease) increase in cash                                          (1,389)           15,461
Cash and cash equivalents, beginning of period                           26,641             7,611
                                                                      ----------        ----------

Cash and cash equivalents, end of period                                $25,252           $23,072
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

    A computation of earnings per share is as follows (in thousands except per share data):

                                                          Three month period ended     Nine month period ended
                                                         --------------------------- ---------------------------
                                                         September 27, September 28, September 27, September 28,
                                                             1998          1997          1998           1997
                                                         ------------- ------------- ------------- -------------
    Basic earnings per share
    Income from continuing operations                        $  7,177      $  7,045      $ 15,608      $ 15,390
    Discontinued operation:
      Loss from discontinued operation                           (714)       (2,106)         (908)       (2,206)
      Net loss on disposal of discontinued operation             (962)         -             (962)         -
                                                             ---------     ---------     ---------     ---------
    Net income                                               $  5,501      $  4,939      $ 13,738      $ 13,184
                                                             =========     =========     =========     =========
    Weighted average number of common shares
     outstanding                                                6,971         7,386         7,200         7,407
                                                             =========     =========     =========     =========
    Basic earnings per share:
      Income from continuing operations                      $   1.03      $    .95      $   2.17      $   2.08
      Discontinued operation                                     (.24)         (.28)         (.26)         (.30)
                                                             ---------     ---------     ---------     --------
      Net income                                             $    .79      $    .67      $   1.91      $   1.78
                                                             =========     =========     =========     =========

    Diluted Earnings Per Share
    Income from continuing operations                        $  7,177      $  7,045      $ 15,608      $ 15,390
    Discontinued operation:
      Loss from discontinued operation                           (714)       (2,106)         (908)       (2,206)
      Net loss on disposal of discontinued operation             (962)         -             (962)         -
                                                             ---------     ---------     ---------     ---------
    Net income                                               $  5,501      $  4,939      $ 13,738      $ 13,184
                                                             =========     =========     =========     =========
    Weighted average number of common shares
     outstanding                                                6,971         7,386         7,200         7,407
    Additional shares assuming conversion of stock options        111           147           125           144
                                                             ---------     ---------     ---------     ---------
    Weighted average number of common and
     equivalent shares                                          7,082         7,533         7,325         7,551
                                                             =========     =========     =========     =========
    Diluted Earnings Per Share:
      Income from continuing operations                      $   1.01      $    .94      $   2.13      $   2.04
      Discontinued operation                                     (.23)         (.28)         (.25)         (.29)
                                                             ---------     ---------     ---------     ---------
      Net income                                             $    .78      $    .66      $   1.88      $   1.75
                                                             =========     =========     =========     =========

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


3.  Discontinued Operation

    On October 28, 1998, the Company sold the assets of LumenX, its x-ray inspection equipment business. The sale is effective September 28, 1998. As a result of the sale, the Company's consolidated financial statements and the notes thereto for the period ended September 27, 1998, report this business as a discontinued operation. Prior-period financial statements have been restated accordingly. The assets, net of liabilities, are carried on the September 27, 1998, balance sheet as net assets of a discontinued operation at the sale price. LumenX had net sales of $7.2 million and $15.5 million for the nine and twelve months ended September 27, 1998, and December 31, 1997, respectively.

4.  Costs to Exit Facility

    In July 1998, management initiated a plan to exit the Company's plastic injection molding facility in Arecibo, Puerto Rico. Operations in this facility will cease no later than March 31, 1999. Certain equipment will be sold at that time. The total cost to exit the facility is anticipated to be $1.3 million which includes a $.7 million loss on the sale and disposal of equipment and $.6 million in other costs consisting primarily of employee severance, costs to return the leased facility to its original condition and legal fees. The Company expects this action to provide approximately $1.3 million of cash by the end of the first quarter of 1999.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first quarter of 1998, the Company, as part of a newly launched vision and strategy, redefined its businesses into two new distinct segments: plastic products and metal products. The plastic products segment includes the Plastic Packaging (coextruded sheet and formed containers for processed human and pet food), Unimark Plastics (injection molding for medical, consumer products and packaging markets) and Industrial Plastics (heavy gauge sheet extrusion and thermoforming for appliance, manufactured housing and recreational vehicle markets) operations. The metal products segment includes the Consumer Products (home canning supplies and related products) and Zinc Products (zinc strip and products fabricated from that strip). Previously reported segment information was reclassified to correspond with the current presentation. Due to the sale of LumenX (industrial inspection systems for the automotive and automotive component industries), this business is classified as a discontinued operation for all periods presented.

Results of Operations - Comparing Year to Date 1998 to Year to Date 1997

The Company reported net sales of $197.8 million for the first nine months of 1998 an increase of 4% from sales of $191.1 million for the same period last year. Including a one-time charge of $1.3 million to exit the Company's plastic injection molding facility in Arecibo, Puerto Rico, operating earnings of $26.6 million were slightly lower than the $26.7 million in the first nine months of 1997. The increase in sales and operating earnings, excluding the one-time charge, was primarily due to new consumer product offerings that the Company began marketing during the year, a full nine months sales resulting from the May 1997 acquisition of Viking Plastics and new business at Unimark Plastics. The impact of these increases were offset to a lesser extent by reduced sales at Plastic Packaging. Although profits are not impacted, Zinc Products reported lower sales as a result of lower zinc ingot costs.

On a segment basis, sales increased in the plastic and metal products segments 5% and 3%, respectively. Within the metal products segment, operating earnings increased 15% whereas in the plastic products segment, excluding the charge to exit the plastic injection molding facility, operating earnings decreased 14% compared to a year ago. Consumer Products sales and operating earnings for the first nine months of 1998 increased 13% and 25% respectively compared to the same period last year. The increase in sales and operating earnings was primarily due to (i) the Company marketing and distributing new consumer products in 1998, (ii) good home garden growing conditions, especially in the northern two thirds of the United States and Canada and (iii) the increased usage of palletized home canning product displays in mass merchandiser stores. The Company had another good year in the home canning business despite the drought conditions in the southern third of the United States. A reduction in operating expenses also attributed to the increase in earnings at Consumer
Products. Zinc Products recorded a 14% and 2% decrease in sales and earnings, respectively, primarily due to two customers deciding to move production of its zinc/carbon batteries to foreign countries which significantly reduced the number of battery cans purchased from the Company. The decrease in sales was also attributed to the average price of zinc ingot dropping 22% in the first nine months of 1998 compared to the same period last year. Fluctuations in zinc ingot prices are passed on to customers. Penny blank shipments increased 36% for the first nine months of 1998 compared to the same period last year reflecting strong demand from both the U.S. Mint and the Royal Canadian Mint. The Company anticipates penny blank demand to remain strong for the remainder of 1998.

Within the plastic products segment, Industrial Plastics had an increase in sales primarily due to the May 1997 acquisition of Viking Plastics. Industrial Plastics also recorded increased sales and operating earnings from the appliance components product line. Unimark Plastics recorded an increase in sales and operating earnings, which is the result of new business including the transfer of a customer's in-house production to the Company's Springfield, Missouri facility. Cost reduction programs at Unimark Plastics also contributed to the improved earnings. Plastic Packaging had a decrease in sales and operating earnings due to lower volume and a more intense competitive environment.

Overall, gross margin percentages increased slightly in the first nine months of 1998 compared to the same period last year. The increase in gross margin percentages was primarily due to increased plant utilization at Unimark Plastics, a decrease in zinc raw material prices and an increase in coinage and industrial volume at Zinc Products.

This increase was offset in part by the industry wide margin erosion in plastic packaging and a less favorable product mix at Consumer Products.

Selling, general and administrative expenses as a percentage of sales for the first nine months of 1998 were unchanged compared to the same period last year. A reduction in selling and marketing costs at Consumer Products were offset by the impact of lower sales volume and a more intense competitive environment in the plastic packaging industry and lower battery can production and lower zinc ingot prices which are passed on to customers at Zinc Products.

As part of the Company's commitment to exit operations which do not produce positive Economic Value Added, the Company will close its plastic injection molding facility in Arecibo, Puerto Rico. As a result, the Company recorded a one-time charge of $1.3 million which includes an anticipated $0.7 million loss on the sale and disposal of equipment and $0.6 million in other costs including employee severance, costs to return the leased facility to its original condition and legal fees. The Company will cease operations in this plant no later than March 31, 1999.

Interest expense, net for the first nine months of 1998 was $1.4 million compared to $1.9 million in the first nine months of 1997. Lower net interest expense was primarily the result of interest earned on higher levels of short-term investments of cash.

Results of Operations - Comparing Third Quarter 1998 to Third Quarter 1997

The Company reported net sales of $72.6 million for the third quarter of 1998, a decrease of 4% from sales of $75.7 million for the same period of 1997. Operating earnings were $12.0 million for both the third quarters of 1998 and 1997. The decrease in sales was primarily due to lower volume and a more intense competitive environment in the plastic packaging industry and Consumer Products having higher than normal sales in this year's second quarter, thus resulting in somewhat lower sales in the third quarter compared to last year. Operating earnings for the third quarter of 1998 includes a $1.3 million one-time charge to exit an unprofitable plastic injection molding plant. Excluding this charge, third quarter 1998 operating earnings increased 10% compared to the same period last year. This increase in operating earnings is primarily due to a reduction in operating expenses at Consumer Products.

On a segment basis, metal products recorded a 4% decrease in sales and a 32% increase in operating earnings, respectively. Consumer Products recorded a 4% decrease in sales and a 36% increase in operating earnings for the quarter. Consumer Products had higher than normal sales in this year's second quarter, thus resulting in somewhat lower sales in the third quarter compared to last year. The increase in operating earnings is primarily due to a reduction in operating expenses. Zinc Products recorded a 6% decrease in sales and an 18% increase in operating earnings, respectively. The decrease in sales was primarily due to the average price of zinc ingot dropping 33% in the third quarter of 1998 compared to the same period last year. The decrease in sales was also attributed to the aforementioned reduction in battery can sales to the two customers who have moved their production of zinc/carbon batteries to foreign countries. The increase in operating earnings at Zinc Products was primarily due to increased demand for penny blanks from both the U.S. Mint and the Royal Canadian Mint.

Sales and operating earnings, excluding the one-time charge to exit the plastic injection molding plant, decreased 4% and 34%, respectively, in the plastic products segment. The decrease in sales and operating earnings is due to due to lower volume and a more intense competitive environment in the plastic packaging industry. Industrial Plastics had an increase in sales primarily due to higher sales from the appliance components product line. Operating earnings were slightly lower in the third quarter of 1998 compared to the same quarter last year due to a slower integration of Viking Plastics than anticipated and some price erosion in the manufactured housing industry. Unimark Plastics recorded an increase in sales and operating earnings, which is the result of new business including the transfer of a customer's in-house production to the Company's Springfield, Missouri facility.

Overall, gross margin percentages increased slightly in the third quarter of 1998 compared to the same period last year. The increase in gross margin percentages was primarily due to increased plant utilization at Unimark Plastics, a decrease in zinc ingot prices and an increase in coinage volume at Zinc Products. This increase was offset in part by industry wide margin erosion in plastic packaging, slower than anticipated integration of Viking Plastics and some price erosion in the manufactured housing product line.

Selling, general and administrative expenses as a percentage of sales decreased in the third quarter of 1998 compared to the same period last year primarily due to a reduction in selling and marketing cost at Consumer Products. This decrease was offset in part by increased research and development and selling costs at Zinc Products and the impact of lower sales in the plastic packaging business.

Financial Condition, Liquidity and Capital Resources

Working capital (excluding the current portion of long-term debt) as of September 27, 1998 decreased $4.7 million to $53.3 million from the 1997 year-end level. During the first nine months of 1998, the Company purchased $18.3 million (716,000 shares) of its common stock. It is the Company's policy to annually repurchase shares to offset the dilutive effect of shares issued under employee benefit plans (approximately 150,000 shares). In May 1997, the Company's board of directors approved a 600,000 share repurchase program. In September of 1998, the Company completed the purchase of shares under this program. The increase in accounts receivable and other current liabilities and decrease in inventories is reflective of customary seasonal activity, particularly in the consumer products business. The increase in accounts receivables is also attributed to the increased sales at Unimark Plastics.

The Company has $30 million outstanding under a long-term financing agreement with a fixed interest rate of 7.8%. Maturities are $4.3 million per year for seven years beginning in December 1998. The Company has a revolving credit agreement with a group of banks whereby the Company can borrow up to $50 million through March 31, 2000 when all borrowings mature. There were no borrowings outstanding under this agreement at September 27, 1998 or at December 31, 1997. The Company also has available from various banks $74 million in short-term credit lines. There were no borrowings outstanding under these credit lines at September 27, 1998 or at December 31, 1997. After reducing debt by the cash balance, the debt-to-total capital ratio was 4.8% at the end of the third quarter of 1998. This is somewhat higher than the 3.3% at December 31, 1997, primarily as a result of funding normal seasonal operating activities and the aforementioned purchase of the Company's common stock.

Capital expenditures for property, plant and equipment were $9.1 million for the first nine months ended September 27, 1998 compared to $5.1 million for the same period last year. Capital expenditures are largely related to maintaining manufacturing facilities. The increase in 1998 capital spending is primarily due to investments in new injection molding machines for Unimark Plastics, upgrading an existing plating line, investing in a new high precision industrial slitting line, and construction of a railcar unloading station for chlorine supply at Zinc Products and new integrated information systems and other capital improvements for Industrial Plastics. Overall, capital expenditures are expected to be at higher levels for the full year 1998 compared to 1997. The Company believes that existing funds, cash generated from operations and existing sources of debt financing are adequate to satisfy its working capital and capital expenditure requirements for the foreseeable future. However, the Company may raise additional capital from time to time to take advantage of favorable conditions in the capital markets or in connection with the Company's corporate development activities.

On October 28, 1998, the Company sold the assets of LumenX, its x-ray inspection equipment operation and ended the Company's participation in the capital goods market. The sale is effective September 28, 1998. Taking into account the cash proceeds from the sale, tax benefits and costs paid, the Company expects the transaction to provide approximately $3.4 million in cash.

In July 1998, management initiated a plan to exit the Company's plastic injection molding facility in Arecibo, Puerto Rico. Operations in this facility will cease no later than March 31, 1999. Taking into account the cash proceeds from the sale of certain equipment, tax benefits and costs paid, the Company expects the transaction to provide approximately $1.3 million in cash by the end of the first quarter of 1999.

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

The Company is currently assessing its exposure to potential Year 2000 issues within its businesses. The assessment includes information technology (IT), non-information technology (non-IT), and customer and vendor readiness. Non-IT systems include computer-controlled devices with embedded technology such as microcontrollers. Phases within the process include assessment, remediation, testing and implementation. With respect to each of the divisions, the Company's percentage of completion for the assessment phase for both IT and non-IT ranges from 55% to 100% and 50% to 100% complete, respectively. The Company anticipates all divisions will have the assessment complete by December 1998. Through the assessment process, the Company has identified certain financial and manufacturing systems that are not Year 2000 ready. The Company has plans to replace or upgrade these systems with remediation, testing and implementation to be completed with dates ranging from December 1998 to the third quarter of 1999. Certain contingency plans are in place and others will be developed if implementation is delayed or otherwise required following the identification of any material Year 2000 risks or uncertainties. The failure of the Company to properly assess and remediate Year 2000 problems and test or implement solutions could result in disruptions of normal business operations. Such failures could have a material, adverse effect upon the financial condition, results of operations, cash flows or competitive position of the Company.

The Company has incurred less than $200,000 in costs to date directly associated with the remediation of its own systems. Management does not believe future Year 2000 assessment and remediation costs will be material. The Company intends to fund any necessary Year 2000 assessment and remediation costs from internal financial resources. These costs do not include the cost of upgrading or replacing systems for other business reasons. Such measures usually provide the additional benefit of making the systems Year 2000 compliant. The Company will be in a better position to estimate total Year 2000 anticipated costs once its assessment process has been completed.

The assessment of customers and suppliers for Year 2000 readiness ranges from the planning stage to 95% complete across the Company's businesses as of October 1998. The assessment of third parties is scheduled to be complete no later than May 1999. The assessments include essential third party electronic interfaces. The Company currently is not aware of any significant customer or supplier with a Year 2000 issue that would materially impact the Company's financial condition, results of operations, cash flows or competitive position. However, the Company has no means of ensuring that customers or suppliers will be Year 2000 ready. The inability of one of these entities to be prepared could have a material adverse effect on the Company.

While the Company has not yet completed its assessment process, it is not expected that Year 2000 issues will have a material adverse effect on the Company. However, it is possible that, for example, disruptions in the economy generally or interruptions in the Company's manufacturing processes because of Year 2000 problems could adversely affect the Company's results of operations, liquidity and financial condition.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits

        27    Financial Data Schedule

     b.  Reports on Form 8-K

     There were no events required to be reported under Form 8-K for the quarter ending September 27, 1998.





                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        Alltrista Corporation
                                                             (Registrant)



Date:  November 11, 1998                               By:  /s/ Kevin D. Bower
      -------------------                                   --------------------
                                                       Kevin D. Bower
                                                       Senior Vice President and
                                                       Chief  Financial Officer

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                               September 27, 1998

                                  EXHIBIT INDEX


Exhibit      Description                                           Page
-------      ------------------------                            --------

27           Financial Data Schedule                        [EDGAR filing only]