Form 10-K405
period 1998-12-31
ALLTRISTA CORP
filed 1999-03-29
CIK 895655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

            ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

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

       Registrant's telephone number, including area code: (317) 577-5000
   --------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
-------------------------------        -----------------------------------------
Common Stock, without par value                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the registrant was $141.3 million based upon the closing market price on March 19, 1999

Number of shares outstanding as of the latest practicable date.

                Class                              Outstanding at March 19, 1999
--------------------------------------             -----------------------------
   Common Stock, without par value                          6,768,680

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Annual Report to Shareholders for the year ended December 31, 1998 to the extent indicated in Parts I, II, and IV. Except as to information specifically incorporated, the 1998 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K report.

2. Proxy statement filed with the Commission dated March 31, 1999 to the extent indicated in Part III.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-K



Part I                                                                     PAGE

Item 1.     Business                                                         3
Item 2.     Properties                                                       8
Item 3.     Legal Proceedings                                                8
Item 4.     Submission of Matters to a Vote of Security Holders              8


Part II

Item 5.     Market for Registrant's Common Stock and
            Related Shareholder Matters                                      8
Item 6.     Selected Financial Data                                          8
Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    8
Item 8.     Financial Statements and Supplementary Data                      9
Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                           9


Part III

Item 10.    Directors and Executive Officers of the Registrant               10
Item 11.    Executive Compensation                                           10
Item 12.    Security Ownership of Certain Beneficial Owners and Management   11
Item 13.    Certain Relationships and Related Transactions                   11


Part IV

Item 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K                                              11


Signatures                                                                   12


Index to Financial Statement Schedules                                       13


Index to Exhibits                                                            16

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

     In April 1996, the Company sold its Metal Services plants, real estate, equipment and certain inventory. On September 30, 1997, the Company sold the machine vision inspection equipment product line of LumenX. The sale consisted primarily of inventory, fixed assets and intangibles. Effective September 28, 1998, the Company sold the x-ray inspection equipment product line of LumenX ending the Company's involvement in the capital goods market.

     Effective January 1, 1997, the Company organized all of its operating divisions into newly formed, separate legal entities. Consequently, the majority of the assets and liabilities associated with these operating divisions were transferred to the new entities.

     The businesses comprising the Company have interests in metal and plastics products.

     On March 12,  1999,  the Company  entered  into a  definitive  agreement to acquire the net assets of Triangle Plastics, Inc. and its subsidiaries ("Triangle Plastics"). Triangle Plastics manufactures heavy gauge industrial thermoformed parts for original equipment manufacturers in a variety of industries, including the heavy trucking, agricultural, portable toilet, recreational and construction markets. Through its TriEnda division, Triangle
Plastics produces plastic thermoformed products for material handling applications. Triangle Plastics employs approximately 1,100 people and has a technical center and five production facilities located in Florida, Iowa, Tennessee and Wisconsin. Triangle Plastics had net sales of $114.1 million in 1998.

     The following sections of the 1998 Annual Report to Shareholders contain financial and other information concerning company operations and are incorporated herein by reference: the financial statement notes "Significant Accounting Policies" and "Business Segment Information" on pages 18 through 20; and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 13.

Metal Products Segment

     The Company's metal products segment includes consumer and zinc products.

Consumer Products
     The Company markets a line of home food preservation products which includes Ball(TM), Kerr(R), Bernardin and Golden Harvest(TM) brand home canning jars and jar closures and related food products (including fruit pectin, fruit protector, pickle mixes and tomato mixes) for home food preservation and preparation. Jar closures are manufactured by the Company principally from tin-plated steel sheet. Food products purchased from others for resale are manufactured and packaged to the division's specifications. Beginning in 1999, the Company will market a line of housewares including tumblers, beverage tappers and other glassware.

     At the end of the third quarter of 1994, the Company acquired the Fruit-Fresh(R) brand of fruit protector from Joh. A. Benckiser GmbH. The transaction resulted in the acquisition of inventory and the Fruit-Fresh(R) brand name. Bernardin Ltd. was purchased from American National Can during the fourth quarter of 1994. Bernardin Ltd. markets home canning products and produces metal closures for home canning in Canada. At the end of the first quarter of 1996, the Company acquired certain assets from Kerr Group, Inc. related to their home food preservation products. The Company purchased the equipment, raw materials inventory and a license to use the Kerr(R) trade name. In October 1997, the Company entered into an agreement to market and distribute the Golden Harvest(TM) line of home canning products, which includes jars and lids.

     The demand for home canning supplies is seasonal. Sales generally reflect the pattern of the growing season. Although home canning jars are reusable, the jar closures are replaced after use. Accordingly, a large portion of the Company's sales is represented by sales of new closures and related food products for use with home canning jars.

     The home  canning  market has  declined  over the past  decade.  Management believes the decline has moderated based on its view that the home canning market has already adjusted for the lifestyle changes that occurred in the 1980s (i.e., two wage-earning families and trends toward fast food and convenience foods) and that a core base in this market will be maintained. The demand for home canning supplies has historically been contra-cyclical relative to the macro-economy. The Company's line of home canning mixes simplify food preservation consistent with consumer preferences for convenience. Growth opportunities exist through new products and product line extensions as well as acquisitions. The Company is also exploring marketing home canning products outside of the United States and Canada.

     Sales are made through well-established distribution channels to approximately 1,750 wholesale and retail customers (principally food, hardware and mass merchants) in the United States and Canada. Sales to one large retail customer exceeded 10% of the Company's 1998 consumer product sales.

     The Company continues to be a market leader in the sale of home canning supplies in the United States. The Company's acquisition in 1994 of Bernardin Ltd. provides a leadership position in the Canadian market. The Company competes with companies who specialize in other food preservation mediums such as freezing and dehydration. The food product portion of its business is much more segmented, with competitors ranging in size from very small to very large.

Zinc Products
     Ball began the manufacture of closures for its home canning jars in 1885 using zinc as the primary material and expanded the zinc product line to include other products through internal development. The current manufacturing facility for zinc products was constructed in Greeneville, Tennessee, in 1970.

     The Company produces copper plated zinc penny blanks for the U.S. Mint and Royal Canadian Mint, cans for use in zinc/carbon batteries, zinc strip and a line of industrial zinc products, including various products used in the plumbing, automotive, electrical component markets and European architectural markets.

     The Company's largest customer is the U.S. Mint who comprised approximately 43% of the Company's zinc product net sales and approximately 9% of the Company's consolidated net sales. The Company is affected by fluctuations in penny blank requirements of the United States Department of the Treasury and the Federal Reserve System. Although the future use of the penny as legal tender has been debated in recent years, the zinc penny is still considered a cost effective currency unit by the U.S. Mint. The Company supplied approximately 80% of the U.S. Mint's total requirements in 1998, with one competitor producing the remainder. In September 1996, the U.S. Mint awarded the Company a five-year contract. In November 1998 this contract was extended two years, awarding the Company all the U.S. Mint requirements. The U.S. Mint supplies the zinc and copper used to produce the penny blanks under this contract. The Company won a multi-year contract in 1996 to produce copper plated zinc penny blanks for the Royal Canadian Mint and currently supplies all of this mint's requirements. The Company is currently pursuing other coinage opportunities in the United States and abroad.

     Until recently, a significant portion of the Company's zinc product sales were battery cans sold to two manufacturers, which together account for a large percentage of the United States zinc/carbon battery production. During the last two years, the two battery manufacturers whose business represented 11.3% and 28.5% of the Company's 1998 and 1997 zinc product sales, respectively, notified the Company they were moving production of their zinc/carbon batteries to foreign countries. One of the two manufacturers ceased to purchase cans from the Company in 1998. The other manufacturer has significantly reduced the volume of cans purchased, eliminating three can sizes leaving only one can size for future Company sales. The domestic market for zinc/carbon batteries has declined in recent years and will continue to decline as U.S. manufacturers shift their emphasis toward the alkaline battery market.

     In general, zinc offers superior performance and cost advantages relative to competing materials in the specific product applications in which the Company competes. Producers of other metals have not viewed zinc as a major competitor. Therefore, the Company has been able to target niche markets where a zinc-based product offers cost savings with little competitive reaction. Several new areas with potential high volume usage are being investigated as a result of product development programs and include counterpoise grounding of electrical transmission towers, electromagnetic interference shielding for electronic components and cathodic protection systems for bridges and other structures in coastal areas.

     The Company is the largest United States zinc strip producer. There are only two other zinc strip producers in North America, neither of which has the physical facilities to compete for high volume customer requirements in close tolerance, high quality and specialty rolled products.

Raw Materials
     Raw materials used by the Company's metal products segment include glass canning jars which are supplied under an agreement with Anchor Glass Container Corporation, tin-plate used to manufacture jar closures which is supplied under various supply agreements and zinc ingot which is readily available from a variety of sources. The Company's metal products segment is not experiencing any shortage of raw materials.

Plastic Products Segment

     The plastic product segment includes thermoformed industrial parts and propriety products, injection molded products and plastic packaging, each of which is discussed briefly below.

Thermoformed Industrial Parts and Propriety Products
     The Company manufactures primarily thermoformed plastic door liners and evaporator trays for refrigerators in its Fort Smith, Arkansas, facility. Ball built this facility in 1974 as an expansion of Ball's plastics business started in 1952. Approximately 52% of the Company's 1998 thermoformed product sales were to one customer. The Company is well established in serving this account based on its focus to provide a high level of customer service, such as product tooling design, high quality standards, proximity and just-in-time delivery.
Therefore, it enjoys a sole source position with this customer. Effective January 1, 1999, the Company entered into a new three-year supply agreement with this customer. In addition, sales of the Company's plastic tables continue to grow and other products are being developed to reduce dependency on a single customer.

     On May 19, 1997, the Company purchased certain net assets of Viking Industries who manufactures thermoformed plastic tubs, shower stalls and other bath products sold to the manufactured housing, recreational vehicle, home, and marine industries under the "Capri bath products" name. The Company produces bath products at two facilities, one in El Dorado, Arkansas and the other in South Whitely, Indiana. These products are sold primarily through distributors to manufactured housing and recreational vehicle manufacturers. Historically, a large portion of the Company's bath products sales were to one distributor. During 1998, the Company redirected the distribution of its bath products from this distributor to various regional distributors and a direct sales strategy. The Company supplements the bath product sheet requirements with sheet produced by the Fort Smith facility.

Injection Molded Products
     In 1978, Ball acquired Unimark Plastics, Inc., a plastic injection molding operation located in Reedsville, Pennsylvania. The Company's injection molding operations expanded in 1984 with a manufacturing facility in Greenville, South Carolina. Yorker(R) Closures, a proprietary product line of plastic closures, was acquired in 1988. In 1989, the Company began operations in Arecibo, Puerto Rico following major customers who established operations in Puerto Rico. Due to the limited growth potential, the Company ceased operations in this plant in January 1999. The Company completed construction of a new manufacturing facility during 1995, and began production early in 1996 in Springfield, Missouri. A major part of this facility is devoted to fulfilling supply agreements to produce internal components for shot gun shells for two major U.S. producers.

     The Company manufactures precision custom injection molded components for major companies in the health care, consumer products and packaging markets.

     Products for the health care industry, which includes such items as intravenous harness components and surgical devices, comprised approximately 54% of the Company's 1998 injection molded product sales. Consumer products include components for retail items and accounted for approximately 34% of the Company's 1998 injection molded product sales. The remaining sales were primarily closures. Sales to each of three major customers were greater than 10% and in the aggregate 54% of the Company's total 1998 injection molded product sales.

     The market for injection molded plastics is highly competitive. The Company concentrates its marketing efforts in those markets that require high levels of precision, quality and cleanliness. There is potential for continued growth in all product lines, especially in the health care market, where the Company's quality, service and "clean room" molding operations are critical competitive factors. The Company believes that the quality and cleanliness of these facilities provide a competitive advantage with respect to this market. Except for Yorker(R) Closures, molds used by the Company to manufacture its products are owned by its customers.

Plastic Packaging
     In 1978, Ball began the development of high-barrier coextruded plastic packaging and, in 1984, built a manufacturing facility in Muncie, Indiana, which was expanded in 1990. In 1991, Ball formed Plastic Packaging Products Co., a partnership with Continental Plastics Ventures, Inc. ("CPV"). The partnership was formed from the assets of Ball's high-barrier coextruded plastic packaging business in Muncie, Indiana and CPV's plastic business located in West Chicago, Illinois. In July 1992, Ball purchased CPV's interest in the partnership and concurrently announced the closure of the West Chicago facility and consolidated the plastic packaging business in Muncie, Indiana.

     The Company produces high-barrier multilayer and monolayer plastic products, including sheet (sold directly to processed food manufacturers who "form, fill and seal" their own packages), formed containers (printed and unprinted) and retort containers (reheatable and microwaveable).

         The Company's customers include major companies in the food and pet food businesses. Sales to each of two customers exceeded 10% and in the aggregate 87% of the Company's 1998 plastic packaging sales. Industry purchasing practices normally involve 1 to 3 year supply contracts, which are placed for competitive bid. The contracts provide for periodic price adjustment as a result of changes in the price of plastic resin, the most significant cost component. Long development, testing and introduction periods are common in order to qualify new food packaging products for acceptance by customers. Accordingly, the loss of one or more key customers would have a negative impact on the Company's gross margins in the short-term until new business is developed. The Company is well established in serving these accounts based on its focus to provide quality products with a high level of customer service and technical support at competitive prices. The Company has ongoing development projects for new product and market applications. The Company enjoys good relationships with customers and equipment manufacturers as a preferred source for plastic packaging materials.

     Initially, the coextruded plastic business experienced competition as several manufacturers attempted to enter this emerging market, leading to excess capacity and thereby strengthening the substantial negotiating leverage of major customers. While the number of competitors has declined, the remaining industry capacity exceeds current demand with resulting competitive pressure, which is likely to continue. Management believes that continued growth in this business depends upon a number of factors, including recyclability of barrier plastics, competition with other packaging media, the desire by consumers for convenience packaging and the ability to develop and successfully market innovative forms of plastic packaging.

Raw Materials
     Raw materials used in the Company's plastic products segment consist primarily of plastic resins, most of which are available from a variety of sources at competitive prices. Currently, the plastic products segment is not experiencing any shortage of raw materials.

Capital Expenditures

     The Company's businesses generally are not significantly affected by rapid technological change. Consequently, capital spending derives from the need to replace existing assets, expand capacity, manufacture new products, improve quality and efficiency, facilitate cost reduction and meet regulatory requirements.

Patents and Trademarks

     The Company believes that none of its active patents or trademarks is essential to the successful operation of its business as a whole. However, one or more patents or trademarks may be material in relation to individual products or product lines such as property rights to use the Kerr brand, Ball brand, and Fruit-Fresh(R) brand names, and the Bernardin trade name in connection with certain goods to be sold, including home horticultural and food preservation supplies, kitchen housewares and packaged foods for human consumption. In the event of a change of control of the Company which has not received the approval of a majority of the board of directors of the Company, Ball and Kerr have the option to require the re-transfer of the right to use the Ball(TM) and Kerr(R) brand names, respectively.

Government Contracts

     The Company enters into contracts with the United States Government which contain termination provisions customary for government contracts. See "__ Metal Products Segment __ Zinc Products." The United States Government retains the right to terminate such contracts at its convenience. However, if the contract is terminated, the Company is entitled to be reimbursed for allowable costs and profits to the date of termination relating to authorized work performed to such date. The United States Government contracts are also subject to reduction or modification in the event of changes in government requirements or budgetary constraints. None of the United States Government contracts with the Company have been terminated since the inception of the penny blank supply arrangement in 1981.

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

Employees

     As of December 1998, the Company employed approximately 1,100 people. Approximately 260 union workers are covered by two collective bargaining agreements at the Company's zinc products and consumer products closure manufacturing facilities. These agreements expire at the consumer products facility (Muncie, Indiana) on October 14, 2001, and at the zinc products facility (Greeneville, Tennessee) on October 4, 2003. The Company has not experienced a work stoppage during the past three years. Management believes that its relationships with the Company's collective bargaining units are good.

Item 2.  Properties

     The Company's properties are well maintained, considered adequate and being utilized for their intended purposes. The Company's corporate headquarters is located in Indianapolis, Indiana and is occupied under a lease agreement.
Information regarding the approximate size of significant manufacturing and warehousing facilities is provided below. All major manufacturing facilities are owned or leased by the Company.

                                                                                       Approximate
                                                                                       Floor Space
Plant Location                       Business Segment/ Product Line                    in Square Feet
-------------------------------      ----------------------------------------------    --------------
Greeneville, Tennessee               Metal Products/Zinc Products                         320,000
Fort Smith, Arkansas                 Plastic Products/Industrial Thermoformed Parts       140,000
El Dorado, Arkansas (leased)         Plastic Products/Industrial Thermoformed Parts        94,000
South Whitely, Indiana (leased)      Plastic Products/Industrial Thermoformed Parts        67,000
Reedsville, Pennsylvania             Plastic Products/Injection Molded Products            73,000
Greenville, South Carolina           Plastic Products/Injection Molded Products            48,000
Springfield, Missouri                Plastic Products/Injection Molded Products            43,000
Muncie, Indiana                      Plastic Products/Plastic Packaging                   162,000
Muncie, Indiana                      Metal Products/Consumer Products                     173,000
Toronto, Canada (leased)             Metal Products/Consumer Products                      30,000

The Company has initiated a plan to close its injection molding facility located in Arecibo, Puerto Rico. The facility lease expires on March 31, 1999.

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

     There were no matters submitted to the security holders during the fourth quarter of 1998.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

     Alltrista Corporation common stock is traded on the New York Stock Exchange under the symbol "ALC". There were 4,335 common shareholders of record on March 19, 1999. The Company currently does not and does not intend to pay cash dividends on its common stock in the foreseeable future. Cash generated from operations will be invested to support competitiveness and growth. In addition, the Company will purchase its own common stock into treasury to offset the dilutive effect of shares issued under employee benefit plans. The Company will also periodically repurchase additional shares as a flexible and tax efficient means of distributing excess cash to shareholders.

     Other information required by Item 5 appears under the caption "Quarterly Stock Prices" on page 25 of the 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.  Selected Financial Data

     The information required by Item 6 appears in the section titled "Six Year Review of Selected Financial Data" on page 27 of the 1998 Annual Report to shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 10 through 13 of the 1998 Annual Report to Shareholders is incorporated herein by reference.

Market Risk Information
     In general, business enterprises can be exposed to market risks including fluctuations in commodity prices, foreign currency values, and interest rates that can affect the cost of operating, investing, and financing. The Company's exposures to these risks are minimal. Over 90% of the Company's zinc business is conducted on a tolling basis whereby customers supply zinc to the Company for processing or supply contracts provide for fluctuations in the price of zinc to be passed on to the customer.
     The Company invests in short-term financial instruments with original maturities usually less than thirty days. The Company's borrowings under the long-term financing agreement carry a fixed interest rate. As a result, the Company's exposure to interest rate fluctuations is insignificant.
     The Company does not invest in any derivative financial or commodity instruments nor does it invest in any foreign financial instruments.

Item 8.  Financial Statements and Supplementary Data

     The consolidated financial statements and notes thereto, appearing on pages 14 through 27 of the 1998 Annual Report to Shareholders, together with the report thereon of Ernst & Young LLP dated February 1, 1999 appearing on page 27 of the 1998 Annual Report to Shareholders, are incorporated herein by reference.

     The report of Price Waterhouse LLP, the Company's independent accountants during the financial statement periods covering the two years ended December 31, 1997 follows:

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Alltrista Corporation

In our opinion, the consolidated balance sheet and the related consolidated statements of income, of comprehensive income, of changes in shareholders' equity and of cash flows, prior to restatement (not presented separately herein), present fairly, in all material respects, the financial position, results of operations and cash flows of Alltrista Corporation and its subsidiaries as of and for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Alltrista Corporation and its subsidiaries for any period subsequent to December 31, 1997 nor have we examined any adjustments applied to the financial statements as of and for each of the two years in the period ended December 31, 1997.



/s/ Price Waterhouse LLP
Indianapolis, Indiana
January 30, 1998

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

     A change in the Company's certifying accountant was disclosed in a Form 8-K (Commission File Number 0-21052) dated March 18, 1998.

PART III

Item 10.  Directors and Executive Officers of the Registrant

     The executive officers of the company are as follows:

Thomas B. Clark, age 53, is president and chief executive officer of the Company. Mr. Clark has been president since March 1994 and became chief executive officer on January 1, 1995. From April 1993 to March 1994, Mr. Clark served as senior vice president and chief financial officer. Mr. Clark served as vice president of Ball from August 1992 until April 1993. Mr. Clark joined Ball in August 1976 as director of planning, was elected vice president, planning and development in April 1985 and served as vice president, communications, planning and development from May 1989 until August 1992. Mr. Clark also serves as a director of First Merchants Corporation, Muncie, Indiana.

Kevin D. Bower, age 40, is senior vice president and chief financial officer of the Company. From March 1994 to April 1997 Mr. Bower served as vice president of finance and controller of the Company. From April 1993 to March 1994 Mr. Bower served as vice president and controller of the Company. Mr. Bower joined Ball in November 1992. Prior to that time, he served as a senior manager with the public accounting firm of Price Waterhouse.

Jerry T. McDowell, age 57, is group vice president, metal products, of the Company. From December 1994 to March 1998 Mr. McDowell served as senior vice president and chief operating officer of the Company. Mr. McDowell served as president of Zinc Products Company from April 1993 to December 1994. Since joining Ball in 1970, Mr. McDowell served in various operating positions within the Company's Zinc Products division. From July 1979 to April 1993, Mr. McDowell served as president of Ball's Zinc Products division.

John F. Zappala, age 54, joined the Company in October 1998 as group vice president, plastic products. From 1992 until 1998 he served as vice president and general manager of the Royalite Division of Uniroyal Technology Corporation. From 1987 to 1992 Mr. Zappala was with Sprague Electric, his last position with that company being vice president and director of sales operations. From 1980 to 1987 Mr. Zappala was with General Electric, his last position there being manager, field market development of specialty plastics.

Angela K. Knowlton, age 36, is vice president and treasurer of the Company. From August 1994 to April 1997 Ms. Knowlton served as director, taxation. From August 1993 to August 1994 Ms. Knowlton served as manager, taxation. Prior to joining the Company in August 1993, Ms. Knowlton served as a manager with the public accounting firm of Price Waterhouse.

Larry D. Miller, age 64, is vice president, communications and investor relations of the Company. Prior to joining Alltrista when the Company began operations on April 2, 1993, Mr. Miller served as director of corporate communications for Ball. He joined Ball in November 1979.

J. David Tolbert, age 38, is vice president, human resources and administration of the Company. From April 1997 to October 1998 Mr. Tolbert served as vice president, human resources and corporate risk of the Company. From October 1993 to April 1997 Mr. Tolbert served as director of human resources of the Company. Since joining Ball in 1987, Mr. Tolbert served in various human resource and operating positions of Ball's and the Company's Plastic Packaging division.

     Other information required by Item 10 appearing under the caption "Director Nominees and Continuing Directors" on pages 4 and 5 of the Company's proxy statement filed pursuant to Regulation 14A, dated March 31, 1999, is incorporated herein by reference. The proxy statement will be filed with the Commission no later than March 31, 1999.

Item 11.  Executive Compensation

     The information required by Item 11 appearing under the caption "Executive Compensation" on pages 9 through 14 of the Company's proxy statement filed pursuant to Regulation 14A dated March 31, 1999 is incorporated herein by reference. The proxy statement will be filed with the Commission no later than March 31, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 12 appearing under the caption "Voting Securities and Principal Shareholders" on page 6 of the Company's proxy statement filed pursuant to Regulation 14A dated March 31, 1999, is incorporated herein by reference. The proxy statement will be filed with the Commission no later than March 31, 1999.

Item 13.  Certain Relationships and Related Transactions

     No disclosure required under Item 13.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      List of documents filed as part of this report.

     (1) Financial Statements

        The  following   documents  are  filed  as  part  of  this  report  and
        incorporated herein by reference from the indicated pages of the Company's 1998 Annual Report to Shareholders.
                                                                    Page(s) in
                                                                   Annual Report
                                                                  --------------

         Consolidated statements of income -
              Years ended December 31, 1998, 1997 and 1996              14

         Consolidated balance sheets - December 31, 1998 and 1997       15

         Consolidated statements of cash flows -
              Years ended December 31, 1998, 1997 and 1996              16

         Consolidated statements of changes in shareholders' equity -
              Years ended December 31, 1998, 1997 and 1996              17

         Consolidated statements of comprehensive income -
              Years ended December 31, 1998, 1997 and 1996              17

         Notes to consolidated financial statements                  18 to 27

         Report of independent accountants                              27


     (2) Financial Statement Schedule:

         See the Index to the Financial Statement Schedule on page 13 of this Form 10-K, which is incorporated by reference herein.

     (3) Exhibits:

         See the Index to Exhibits on pages 16 and 17 of this Form 10-K, which is incorporated by reference herein.

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the fourth quarter of the year ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ALLTRISTA CORPORATION
                                                         (Registrant)

                                         By: /s/ Thomas B. Clark
                                           -------------------------------------
                                           Thomas B. Clark
                                           President and Chief Executive Officer
                                           March 29, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

(1)      Principal Executive Officer:

         /s/ Thomas B. Clark               President and Chief Executive Officer
         ---------------------------------
         Thomas B. Clark                   March 29, 1999

(2)      Principal Financial Accounting Officer:

                                           Senior Vice President
         /s/ Kevin D. Bower                and Chief Financial Officer
         ---------------------------------
         Kevin D. Bower                    March 29, 1999

(3)      Board of Directors:

         /s/ William L. Peterson           Chairman and Director
         ---------------------------------
         William L. Peterson               March 29, 1999

                                           President, Chief Executive Officer
         /s/ Thomas B. Clark               and Director
         ---------------------------------
         Thomas B. Clark                   March 29, 1999

         /s/ William A. Foley              Director
         ---------------------------------
         William A. Foley                  March 29, 1999

         /s/ Richard L. Molen              Director
         ---------------------------------
         Richard L. Molen                  March 29, 1999

         /s/ Lynda Watkins Popwell         Director
         ---------------------------------
         Lynda Watkins Popwell             March 29, 1999

         /s/ Patrick W. Rooney             Director
         ---------------------------------
         Patrick W. Rooney                 March 29, 1999

         /s/ David L. Swift                Director
         ---------------------------------
         David L. Swift                    March 29, 1999

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                    Index to the Financial Statement Schedule


                                                                    Form 10-K
                                                                       Page
                                                                   -------------

Reports of Independent Accountants on the
Financial Statement Schedule                                            14*

Schedule II  Valuation and Qualifying Accounts and Reserves             15


The financial statement schedule should be read in conjunction with the consolidated financial statements in the 1998 Annual Report to Shareholders. Schedules not included in this additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

* The report of Ernst & Young LLP on the financial statement schedule is filed as Exhibit 23.1 with this Annual Report on Form 10-K.

                    Report of Independent Accountants on the
                          Financial Statement Schedule



To the Board of Directors of
Alltrista Corporation


Our audits of the consolidated financial statements referred to in our report of January 30, 1998 included in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein, as of and for the two years ended December 31, 1997, when read in conjunction with the related consolidated financial statements.






/s/ Price Waterhouse LLP

Indianapolis, Indiana
January 30, 1998

                                                                     Schedule II

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (thousands of dollars)


                                          Balance at       Charges to                        Balance at
                                          beginning        costs and        Deductions         end of
                                          of period         expense       from reserves        period
                                        --------------   --------------  ----------------   -------------
Reserves against accounts receivable:
                   1998                    $ (1,023)       $   (400)        $    342           $(1,081)
                   1997                    $ (1,129)       $   (542)        $    648           $(1,023)
                   1996                    $ (1,377)       $ (1,589)        $  1,837           $(1,129)


                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                Index to Exhibits

Exhibit
Number    Description of Exhibit
-----     ----------------------------------------------------------------------

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

10.6      Form of Change of Control Agreement

10.7      List of Alltrista Corporation employees party to Exhibit 10.6

10.8 Form of Distribution Agreement between Ball Corporation and Alltrista Corporation (filed as Exhibit 10.7 to the Company's Registration Statement on Form 10, Filing No. 0-21052, and incorporated herein by reference), filed March 17, 1993

10.9 Form of Tax Sharing and Indemnification Agreement between Ball Corporation and Alltrista Corporation (filed as Exhibit 10.10 to the Company's Registration Statement on Form 10, Filing No. 0-21052, and incorporated herein by reference), filed March 17, 1993

Exhibit
Number  Description of Exhibit
----- -------------------------------------------------------------------------
10.10 Form of Indemnification Agreement (filed as Exhibit 10.13 to the Company's Registration Statement on Form 10, Filing No. 0-21052, and incorporated herein by reference), filed March 17, 1993

10.11 List of Directors and Executive Officers party to Exhibit 10.10 (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K, Filing No. 0-21052, and incorporated herein by reference), filed March 31, 1996

10.12 Form of Alltrista Corporation 1993 Deferred Compensation Plan for Selected Key Employees (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K, Filing No. 0-21052, and incorporated herein by reference), filed March 31, 1996

10.13 Form of Alltrista Corporation 1993 Deferred Compensation Plan as amended (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K, Filing No. 0-21052, and incorporated herein by reference), filed March 27, 1997

10.14 Alltrista Corporation 1997 Deferred Compensation Plan for Directors (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K, Filing No. 0-21052, and incorporated herein by reference), filed March 30, 1998

10.15     Alltrista  Corporation  Excess Savings and  Retirement  Plan (filed as
          Exhibit 10.15 to the Company's Annual Report on Form 10-K, Filing No. 0-21052, and incorporated herein by reference), filed March 30, 1998

10.16 Alltrista Corporation 1998 Long Term Equity Incentive Plan (filed as Appendix A to the Company's Proxy Statement dated April 8, 1998, Filing No. 0-21052, and incorporated herein by reference), filed April 6, 1998

13.1 Alltrista Corporation 1998 Annual Report to Shareholders (The Annual Report to Shareholders, except for those portions thereof incorporated by reference, is furnished for the information of the Commission and is not to be deemed filed as part of this Form 10-K).

21.1      Subsidiaries of Alltrista Corporation

23.1      Consent of Independent Accountants

23.2      Consent of Independent Accountants

27.1      Financial Data Schedule (electronic copy only)

27.2 Financial Data Schedule (electronic copy only) - Restated Interim 1998 Results for Discontinued Operations

27.3 Financial Data Schedule (electronic copy only) - Restated 1997 Results for Discontinued Operations

27.4 Financial Data Schedule (electronic copy only) - Restated 1996 Results for Discontinued Operations


Copies of exhibits incorporated by reference can be obtained from the SEC and are located in SEC File No. 0-21052.