Form 10-Q
period 1999-03-28
ALLTRISTA CORP
filed 1999-05-12
CIK 895655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


               XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 28, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                         Outstanding at April 25, 1999
    -------------------------------           -----------------------------
    Common Stock, without par value                 6,718,133 shares

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                          Quarterly Report on Form 10-Q
                       For the period ended March 28, 1999



                                      INDEX



                                                                    Page Number

 PART I.     FINANCIAL INFORMATION:


 Item 1.     Financial Statements

             Unaudited Condensed Consolidated Statements of Income
                for the three month periods ended
                March 28, 1999 and March 29, 1998                       3

             Unaudited Condensed Consolidated Balance Sheets at
                March 28, 1999 and December 31, 1998                    4

             Unaudited Condensed Consolidated Statements of Cash
                Flows for the three month periods ended
                March 28, 1999 and March 29, 1998                       5

              Unaudited Statement of Comprehensive Income for the
                   three month periods ended March 28, 1999 and
                   March 29, 1998                                       5

              Notes to Unaudited Condensed Consolidated Financial
                Statements                                              6

 Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                   9 - 11


PART II.     OTHER INFORMATION                                          12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                     ALLTRISTA CORPORATION AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands except per share amounts)


                                                         Three month period ended
                                                         ------------------------
                                                         March 28,      March 29,
                                                           1999           1998
                                                         --------       --------
Net sales                                                $ 51,634       $ 43,126
                                                         --------       --------
Costs and expenses
  Cost of sales                                            39,341         32,973
  Selling, general and administrative expenses              8,556          7,193
                                                         --------       --------
Operating earnings                                          3,737          2,960
Interest expense, net                                        (568)          (401)
                                                         --------       --------
Income from continuing operations before taxes              3,169          2,559
Provision for income taxes                                 (1,206)          (972)
                                                         --------       --------
Income from continuing operations                           1,963          1,587
Discontinued operations:
  Gain from discontinued operations                            -              69
  Net gain on disposal of discontinued operations             136             -
                                                         --------       --------
Net income                                               $  2,099       $  1,656
                                                         ========       ========
Basic earnings per share:
  Income from continuing operations                      $    .29       $    .22
  Discontinued operations                                     .02            .01
                                                         --------       --------
  Net income                                             $    .31       $    .23
                                                         ========       ========
Diluted earnings per share:
  Income from continuing operations                      $    .29       $    .21
  Discontinued operations                                     .02            .01
                                                         --------       --------
  Net income                                             $    .31       $    .22
                                                         ========       ========
Weighted average shares outstanding:
  Basic                                                     6,749          7,360
  Diluted                                                   6,844          7,500

See accompanying notes to unaudited condensed consolidated financial statements.


                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                             (thousands of dollars)


                                                        March 28,     December 31,
                                                          1999           1999
                                                        ---------     ------------
ASSETS

Current assets
  Cash and cash equivalents                             $   2,264      $  21,454
  Accounts receivable, net                                 31,329         20,907
  Inventories
    Raw materials and supplies                              7,352          8,589
    Work in process and finished goods                     45,980         29,692
  Deferred taxes on income                                  4,512          4,512
  Prepaid expenses                                          1,857          1,414
                                                        ---------      ---------
      Total current assets                                 93,294         86,568
                                                        ---------      ---------
Property, plant and equipment, at cost                    151,067        152,706
Accumulated depreciation                                 (103,565)      (105,850)
                                                        ---------      ---------
                                                           47,502         46,856
Goodwill, net                                              24,199         24,548
Other assets                                                8,291          7,859
                                                        ---------      ---------
Total assets                                            $ 173,286      $ 165,831
                                                        =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current portion of long-term debt                     $   4,286      $   4,286
  Notes payable                                             2,900             -
  Accounts payable                                         25,281         20,579
  Other current liabilities                                13,018         14,780
                                                        ---------      ---------
    Total current liabilities                              45,485         39,645
                                                        ---------      ---------
Noncurrent liabilities
  Long-term debt                                           21,429         21,429
  Other noncurrent liabilities                              9,920          9,864
                                                        ---------      ---------
    Total noncurrent liabilities                           31,349         31,293
                                                        ---------      ---------

Contingencies

Shareholders' equity:
  Common stock (7,967,966 common shares issued and
        6,737,254 shares outstanding at March 29, 1998)    40,446         40,494
  Retained earnings                                        86,138         84,039
  Accumulated other comprehensive income - cumulative
        translation adjustment                               (509)          (619)
                                                        ---------      ---------
                                                          126,075        123,914

  Less treasury stock (1,230,712 shares, at cost)         (29,623)       (29,021)
                                                        ---------      ---------
     Total shareholders' equity                            96,452         94,893
                                                        ---------      ---------
Total liabilities and shareholders' equity              $ 173,286      $ 165,831
                                                        =========      =========

See accompanying notes to unaudited condensed consolidated financial statements.


                     ALLTRISTA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)


                                                          Three month period ended
                                                          ------------------------
                                                           March 28,    March 29,
                                                             1999         1998
                                                          ----------    ----------
Cash flows from operating activities
  Net income                                               $  2,099     $  1,656
  Reconciliation of net income to net cash used in
   operating activities:
    Depreciation and amortization                             2,634        2,564
    Other                                                        18           87
    Changes in working capital components                   (22,745)     (16,502)
                                                           --------     --------
       Net cash used in operating activities                (17,994)     (12,195)
                                                           --------     --------
Cash flows from financing activities
  Proceeds from revolving credit borrowings                   2,900        2,788
  Proceeds from issuance of common stock                        258          262
  Purchase of treasury stock                                   (910)     (4,229)
                                                           --------     --------
      Net cash provided by (used in) financing activities     2,248       (1,179)
                                                           --------     --------
Cash flows from investing activities
  Proceeds from sale of property, plant and equipment           866           13
  Additions to property, plant and equipment                 (4,226)      (1,830)
  Proceeds from divestitures of businesses and product lines    362           -
  Investment in insurance contracts                            (274)        (685)
  Other                                                        (172)         (35)
                                                           --------     --------
      Net cash used in investing activities                  (3,444)      (2,537)
                                                           --------     --------
Net decrease in cash                                        (19,190)     (15,911)
Cash and cash equivalents, beginning of period               21,454       26,641
                                                           --------     --------
Cash and cash equivalents, end of period                   $  2,264     $ 10,730
                                                           ========     ========

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                  UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
                             (thousands of dollars)

                                                          Three month period ended
                                                          ------------------------
                                                           March 28,    March 29,
                                                             1999         1998
                                                          ----------    ----------
Net income                                                 $  2,099     $  1,656
Foreign currency translation                                    110           48
                                                           --------     --------
Comprehensive income                                       $  2,209     $  1,704
                                                           ========     ========

See accompanying notes to unaudited condensed consolidated financial statements.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Presentation of Condensed Consolidated Financial Statements

Certain information and footnote disclosures, including significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of management, the accompanying condensed financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented. Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of some seasonality for the home food preservation products. The accompanying unaudited condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements of Alltrista Corporation and Subsidiaries included in the Company's latest annual report.

2.  EPS Calculation

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated based on the weighted average number of outstanding common shares plus the dilutive effect of stock options as if they were exercised.

A computation of earnings per share is as follows (in thousands except per share data):


                                                         Three month period ended
                                                         ------------------------
                                                          March 28,     March 29,
                                                            1999           1998
                                                         ----------     ---------
Income from continuing operations                        $  1,963       $  1,587
Discontinued operations                                       136             69
                                                         --------       --------
Net income                                               $  2,099       $  1,656
                                                         ========       ========

Weighted average shares outstanding                         6,749          7,360
Additional shares assuming conversion of stock options         95            140
                                                         --------       --------
Weighted average shares outstanding assuming conversion     6,844          7,500
                                                         ========       ========

Basic earnings per share
    Income from continuing operations                    $    .29       $    .22
    Discontinued operations                                   .02            .01
                                                         --------       --------
    Net income                                           $    .31       $    .23
                                                         ========       ========

Diluted earnings per share - assuming conversion
    Income from continuing operations                    $    .29       $    .21
    Discontinued operations                                   .02            .01
                                                         --------       --------
    Net income                                           $    .31       $    .22
                                                         ========       ========


3.  Segment Information

The Company is organized into two distinct segments: metal and plastic products. The metal products segment includes sales of zinc and consumer products. This segment provides cast zinc strip and fabricated zinc products, primarily zinc battery cans and coinage. This segment also markets a line of home food preservation products including home canning jars, jar closures and related food products, which are distributed through a wide variety of retail outlets. The plastic products segment produces injection molded plastic products used in medical, pharmaceutical and consumer products, industrial thermoformed plastic parts for appliances, manufactured housing and recreational vehicles and multi-layer plastic sheet and formed containers used in food packaging.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net sales, operating earnings and assets employed in operations by segment are summarized as follows (thousands of dollars):

                                                        Three month period ended
                                                       --------------------------
                                                        March 28,       March 29,
                                                          1999            1998
                                                       ----------      ----------
Net Sales:
Metal products
  Consumer products                                    $  12,380       $   7,175
  Zinc products                                           13,572          10,984
                                                       ---------       ---------
        Total metal products                              25,952          18,159
Plastic products:
  Industrial thermoformed parts                            9,264           9,169
  Injection molded products                                9,044           8,553
  Plastic packaging                                        7,727           7,245
                                                       ---------       ---------
        Total plastic products                            26,035          24,967
Intercompany                                                (353)             -
                                                       ---------       ---------
        Total net sales                                $  51,634       $  43,126
                                                       =========       =========
Operating earnings:
Metal products                                         $   1,799       $   1,170
Plastic products                                           2,495           2,163
Intercompany                                                 (56)             -
Unallocated corporate expenses                              (501)           (373)
                                                       ---------       ---------
        Total operating earnings                           3,737           2,960
Interest expense, net                                       (568)           (401)
                                                       ---------       ---------
        Income from continuing operations before taxes $   3,169       $   2,559
                                                       =========       =========

                                                        March 28,     December 31,
                                                          1999           1998
                                                       ----------     ------------
Assets employed in operations:
Metal products                                         $ 101,558       $  76,249
Plastic products                                          55,697          55,171
                                                       ---------       ---------
       Total assets employed in operations               157,255         131,420
Corporate (1)                                             16,031          34,411
                                                       ---------       ---------
       Total assets                                    $ 173,286       $ 165,831
                                                       =========       =========

(1) Corporate assets primarily include cash and cash equivalents, amounts relating to benefit plans, deferred tax assets and corporate facilities and equipment.

4.   Contingencies

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

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.   Subsequent Events

On April 25, 1999, the Company acquired the net assets of Triangle Plastics, Inc. and its TriEnda subsidiary ("Triangle Plastics") for $148.0 million in cash plus acquisition costs. The transaction will be accounted for as a purchase. Triangle Plastics manufactures heavy gauge industrial thermoformed parts for original equipment manufacturers in a variety of industries, including the heavy trucking, agricultural, portable toilet, recreational and construction markets. TriEnda produces plastic thermoformed products for material handling applications. Triangle Plastics employs approximately 1,100 people and has a technical center and five production facilities located in Florida, Iowa, Tennessee and Wisconsin. Triangle Plastics had net sales of $114.1 million in 1998.

The Company financed the acquisition with a new $250 million credit facility consisting of a six year $150 million term loan and a revolving credit facility whereby the Company can borrow up to $100 million through March 31, 2005, when all borrowings mature. The term loan requires quarterly payments of principal escalating from an annual aggregate amount of $15.0 million in the first year to $30.0 million in the fifth and sixth year. Interest on the borrowings is based upon fixed increments over the adjusted London Interbank Offered Rate or the agent bank's alternate borrowing rate as defined in the agreement. As part of the transaction, the Company paid off existing debt and incurred a $1.6 million prepayment charge.

On May 4, 1999, the Company entered into a definitive agreement to sell its plastic packaging product line, which includes coextrude high-barrier plastic sheet and containers for the food packaging industry, for $30.0 million in cash, subject to a net working capital adjustment. Proceeds from the sale will be used for debt repayment. The transaction is expected to close no later than the end of May or early June 1999. The sales agreement is subject to a number of closing conditions. The Company had 1998 plastic packaging sales of $28.1 million.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Continuing Operations

The Company reported net sales of $51.6 million for the first quarter of 1999 an increase of 19.7% from sales of $43.1 million for the same period of 1998. Operating earnings of $3.7 for the quarter increased 26.3% from $3.0 million in the first quarter of 1998. Both the metal and plastic products segments reported increased sales and operating earnings.

Net sales within the metal products segment increased from $18.2 million in the first quarter of 1998 to $26.0 million in 1999. The introduction of the Golden Harvest housewares product line added $3.6 million in consumer product sales. Increased sales volume for home canning products and specialty glassware also attributed to the increase in sales. The Company anticipates the housewares product line to contribute approximately $12.0 million in sales for the year. In April 1999, the Company began selling home canning products in Hungary. It is still too early to determine the acceptance of the Company's products in this test market. Sales of copper-plated zinc coins to both the U.S Mint and the Royal Canadian Mint increased over 1998 adding $3.4 million in sales compared to the previous year. A reduction in zinc battery can and industrial strip sales offset, in part, the increase in coinage sales. Although profits were not impacted, reported sales were also $0.4 million lower as a result of a 4% decrease in zinc ingot prices. Based upon recent discussions with the U.S. Mint, the Company anticipates demand for coinage to be higher for the remainder of 1999.

Net sales within the plastic products segment increased from $25.0 million in the first quarter of 1998 to $26.0 million in 1999 with sales of both plastic packaging and injection molded products increasing by $0.5 million. Demand for the Company's retort and rollstock packaging products increased and the Company's growth strategy for injection molding, launched in 1997, continues to foster sales growth. Sales of industrial thermoformed parts were essentially the same as the previous period. Increased sales of refrigerator parts were offset by lower sales of bath and other products to the manufactured housing and recreational vehicle industries.

Gross margin percentages increased slightly from 23.5% in the first quarter of 1998 to 23.8% in the first quarter of 1999. The increase in coinage and plastic packaging sales volume as well as reduced scrap in the plastic packaging operation attributed to the margin improvement.

Selling, general and administrative expenses increased 18.9% from $7.2 million in the first quarter of 1998 to $8.6 million in the first quarter of 1999. Warehousing costs for the new housewares product line and staff additions, training costs and other expenses in the consumer products operations accounted for substantially all of the increase.

Interest expense, net in the first quarter of 1999 was $0.6 million compared to $0.4 million for the same period last year. The increase in net expense was primarily due to less interest earned on lower short-term investments. The Company's effective tax rate increased slightly from 38.0% in the first quarter of 1998 to 38.1% in the first quarter of 1999.

Income from continuing operations of $2.0 million increased 23.7% from $1.6 million in the first quarter of 1998. Diluted earnings per share from continuing operations was $0.29, a 38.1% increase from the $0.21 reported in the first quarter of 1998. Diluted weighted average shares outstanding decreased from 7,500,000 in the first quarter of 1998 to 6,844,000 in 1999 due to the Company purchasing its common stock in the open market. The reduction in shares outstanding added $0.03 to diluted earnings per share.

Financial Condition, Liquidity and Capital Resources

Working capital (excluding the current portion of long-term debt and notes payable) increased $3.8 million from $51.2 million at year-end 1998 to $55.0 million at March 28, 1999. Accounts receivable increased $10.4 million on strong sales across most product lines. Inventory and accounts payable increased $15.1 million and $4.7 million, respectively, primarily due to the addition of the housewares product line and the customary seasonal home canning activity. Short-term borrowings increased $2.9 million to fund seasonal working capital requirements.

Capital expenditures were $4.2 million in the first quarter of 1999 compared to $1.8 million in for the same period in 1998 and are largely related to maintaining facilities and improving manufacturing efficiencies. First quarter 1998 investments included new injection molding machines, upgrading an existing plating line and an investment in a new high precision slitting line for zinc products and improvements made to consumer product assembly lines and information systems.

In January 1999, the Company exited its plastic plant in Arecibo, Puerto Rico. The plant was shut down on schedule with costs in line with the amount reserved in 1998. Taking into account the cash proceeds from the sale of certain equipment, tax benefits and costs paid, the Company expects the transaction to provide approximately $1.3 million in cash.

On March 23, 1999, the Company's board of directors approved the repurchase of up to 500,000 shares of the Company's common stock. Although the Company is undertaking an aggressive growth strategy, Company management believes a share repurchase program is a good use of funds at current price levels. In addition to this program, the Company has a policy to annually repurchase shares to offset the dilutive effect of shares issued under employee benefit plans.

On April 25, 1999, the Company acquired the net assets of Triangle Plastics, Inc. and its TriEnda subsidiary ("Triangle Plastics") for $148.0 million in cash plus acquisition costs. The transaction will be accounted for as a purchase. Triangle Plastics manufactures heavy gauge industrial thermoformed parts for original equipment manufacturers in a variety of industries, including the heavy trucking, agricultural, portable toilet, recreational and construction markets. TriEnda produces plastic thermoformed products for material handling applications. Triangle Plastics employs approximately 1,100 people and has a technical center and five production facilities located in Florida, Iowa, Tennessee and Wisconsin. Triangle Plastics had net sales of $114.1 million in 1998.

The Company financed the acquisition with a new $250 million credit facility consisting of a six year $150 million term loan and a revolving credit facility whereby the Company can borrow up to $100 million through March 31, 2005, when all borrowings mature. The term loan requires quarterly payments of principal escalating from an annual aggregate amount of $15.0 million in the first year to $30.0 million in the fifth and sixth year. Interest on the borrowings is based upon fixed increments over the adjusted London Interbank Offered Rate or the agent bank's alternate borrowing rate as defined in the agreement. As part of the transaction, the Company paid off existing debt and incurred a $1.6 million prepayment charge. The Company believes that existing funds, cash generated from operations and the new debt facility are adequate to satisfy its working capital and capital expenditure requirements for the foreseeable future. However the Company may raise additional capital from time to time to take advantage of favorable conditions in the capital markets or in connection with the Company's corporate development activities.

On May 4, 1999, the Company entered into a definitive agreement to sell its plastic packaging product line, which includes coextrude high-barrier plastic sheet and containers for the food packaging industry, for $30.0 million in cash, subject to a net working capital adjustment. Proceeds from the sale will be used for debt repayment. The transaction is expected to close no later than the end of May or early June 1999. The sales agreement is subject to a number of closing conditions. The Company had 1998 plastic packaging sales of $28.1 million.

The Company is subject to and involved in claims arising out of the conduct of its business including those relating to product liability, environmental and safety and health matters. The Company's information at this time does not indicate that the resolution of these claims will have a material adverse effect upon financial condition, results of operations, capital expenditures or competitive position of the Company.

The Company continues to assess its exposure to potential Year 2000 issues within its businesses. The assessment includes information technology (IT), non-information technology (non-IT), and customer and vendor readiness. Non-IT systems include computer-controlled devices with embedded technology such as microcontrollers. Phases within the process include assessment, remediation, testing and implementation. With respect to each of the divisions, the Company's assessment phase for both IT and non-IT has been completed. Through the
assessment   process,   the  Company  has  identified   certain   financial  and
manufacturing systems that are not Year 2000 ready. The Company has plans to replace or upgrade these systems with remediation, testing and implementation to be completed no later than October 1999. The largest undertaking is an enterprise-wide system implementation in the Company's consumer product operation. As a contingency plan to the new enterprise-wide system, steps are being taken to modify the existing code for the current manufacturing, inventory and financial systems. The failure of the Company to properly assess and remediate Year 2000 problems and test or implement solutions could result in disruptions of normal business operations. Such failures could have a material adverse effect upon the financial condition, results of operations, cash flows or competitive position of the Company.

The Company has incurred less than $300,000 in costs to date directly associated with the remediation of its own systems. Management believes future Year 2000 assessment and remediation costs will be less than $300,000. The Company intends to fund any necessary Year 2000 assessment and remediation costs from internal financial resources. These costs do not include the cost of upgrading or replacing systems for other business reasons. Such measures usually provide the additional benefit of making the systems Year 2000 compliant.

The assessment of customers and suppliers for Year 2000 readiness ranges from 50% to 100% complete across the Company's businesses as of April 1999. The assessment of third parties is scheduled to be complete no later than June 1999. The assessments include third party electronic interfaces. Several suppliers have not yet responded to the Company's inquiries. Follow-up correspondence is being conducted. Other suppliers have disclosed varying degrees of compliance issues but indicate they have plans and procedures in place to become compliant. In all cases, alternate supply sources exist and are available should any of these suppliers not be Year 2000 ready. The Company currently is not aware of any significant customer or supplier with a Year 2000 issue that will materially impact the Company's financial condition, results of operations, cash flows or competitive position. However, the Company has no means of ensuring that customers or suppliers will be Year 2000 ready. The inability of other entities to be prepared could have a material adverse effect on the Company.

While the Company has not fully completed its assessment process, it is not expected that Year 2000 issues will have a material adverse effect on the Company. However, it is possible that, for example, disruptions in the economy generally or interruptions in the Company's manufacturing processes because of Year 2000 problems could adversely affect the Company's results of operations, liquidity and financial condition.

This Quarterly Report on Form 10-Q includes certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those statements include, but may not be limited to, discussions regarding expectations of future sales and profitability, anticipated demand for the Company's products and expectations regarding operating and other expenses. Reliance on forward-looking statements involves risks and uncertainties. Although the Company believes that the assumptions upon which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate. As the result, the forward-looking statements based on those assumptions could also be incorrect. Please see the Company's Report on Form 8-K, dated June 10, 1997, for a list of factors which could cause the Company's actual results to differ materially from those projected in the Company's forward-looking statements.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a. Exhibits

        3.1       Form of Bylaws of Alltrista Corporation
        4.1       Form of Rights Agreement Dated March 22, 1993 and as Amended
                     and Restated as of May 7, 1999
        27        Financial Data Schedule [EDGAR filing only]

b. Reports on Form 8-K

The Company announced it had entered into a definitive agreement to acquire the assets of Triangle Plastics, Inc. and of its subsidiary, TriEnda Corporation in a Form 8-K (Commission File Number 0-21052) dated March 16, 1999.





                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        Alltrista Corporation
                                                      -------------------------
                                                             (Registrant)



Date:  May 11, 1999                               By: /s/ Kevin D. Bower
       -------------                                  -------------------------
                                                      Kevin D. Bower
                                                      Senior Vice President and
                                                      Chief Financial Officer

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                                 March 28, 1999

                                  EXHIBIT INDEX


Exhibit  Description                                               Page
-------  -----------------------------------------            --------------
3.1      Form of Bylaws of Alltrista Corporation                    14
4.1      Form of Rights Agreement Dated as of March 22, 1993
             and as Amended and Restated as of May 7, 1999          23
27       Financial Data Schedule                            [EDGAR filing only]