Form 10-Q
period 1999-06-27
ALLTRISTA CORP
filed 1999-08-11
CIK 895655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


               XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended  June 27, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at August 1, 1999
         -----------------                       -----------------------------
         Common Stock,
         without par value                              6,762,166 shares

This document contains 17 pages.  The exhibit index is on page 17 of 17.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                          Quarterly Report on Form 10-Q
                       For the period ended June 27, 1999



                                      INDEX



                                                                    Page Number
                                                                    -----------
 PART I.     FINANCIAL INFORMATION:


 Item 1.     Financial Statements

             Unaudited Condensed Consolidated Statements of Income
                for the three and six month periods ended
                June 27, 1999 and June 28, 1998                          3

             Unaudited Statements of Comprehensive Income for the
                three and six month periods ended
                June 27, 1999 and June 28, 1998                          4

             Unaudited Condensed Consolidated Balance Sheets at
                June 27, 1999 and December 31, 1998                      5

             Unaudited Condensed Consolidated Statements of Cash
                Flows for the six month periods ended
                June 27, 1999 and June 28, 1998                          6

             Notes to Unaudited Condensed Consolidated Financial
                Statements                                               7

 Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     11

Item 3.      Quantitative and Qualitative Disclosures About
                Market Risk                                             15


PART II.     OTHER INFORMATION

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousand, except per share amounts)

                                               Three month period ended  Six month period ended
                                               ------------------------  ----------------------
                                                  June 27,   June 28,      June 27,  June 28,
                                                    1999       1998          1999      1998
                                                  --------   --------      --------   --------
Net sales                                         $109,240   $ 82,068      $160,874   $125,194
Costs and expenses
  Cost of sales                                     75,635     56,984       114,976     89,958
  Selling, general and administrative expenses      17,956     13,393        26,512     20,585
                                                  --------   --------      --------   --------
Operating earnings                                  15,649     11,691        19,386     14,651
Interest expense, net                               (2,368)      (652)       (2,936)    (1,053)
Gain on sale of plastic packaging product line      19,678        -          19,678        -
                                                  --------   --------      --------   --------
Income from continuing operations before taxes      32,959     11,039        36,128     13,598
Provision for income taxes                         (12,595)    (4,195)      (13,801)    (5,167)
                                                  --------   --------      --------   --------
Income from continuing operations                   20,364      6,844        22,327      8,431
Discontinued operations:
  Loss from discountinued operations, net of
    income tax benefit                                 -         (263)          -         (194)
  Gain on disposal of discontinued operations,
    net of income tax expense                          -          -             136        -
  Extraordinary loss from early extinguishment of
    debt, net of income tax benefit                 (1,028)       -          (1,028)       -
                                                  --------   --------      --------   --------
Net income                                        $ 19,336   $  6,581      $ 21,435   $  8,237
                                                  ========   ========      ========   ========

Basic earnings per share:
  Income from continuing operations               $   3.03   $    .94      $   3.32   $   1.15
  Discontinued operations                              -         (.04)          .02       (.02)
  Extraordinary loss from early extinguishment
    of debt, net of income tax benefit                (.15)       -            (.15)       -
                                                  --------   --------      --------   --------
Net income                                        $   2.88   $    .90      $   3.19   $   1.13
                                                  ========   ========      ========   ========
Diluted earnings per share:
  Income from continuing operations               $   2.99   $    .93      $   3.27   $   1.14
  Discontinued operations                              -         (.04)          .02       (.03)
  Extraordinary loss from early extinguishment
    of debt, net of income tax benefit                (.15)       -            (.15)       -
                                                  --------   --------      --------   --------
Net income                                        $   2.84   $    .89      $   3.14   $   1.11
                                                  ========   ========      ========   ========

Weighted average shares outstanding:
  Basic                                              6,713      7,274         6,730      7,316
  Diluted                                            6,802      7,399         6,822      7,449

    See accompanying notes to unaudited condensed consolidated financial statements.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                  UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
                             (thousands of dollars)

                                               Three month period ended  Six month period ended
                                               ------------------------  ----------------------
                                                  June 27,   June 28,      June 27,  June 28,
                                                    1999       1998          1999      1998
                                                  --------   --------      --------   --------
Net income                                        $ 19,336   $  6,581      $ 21,435   $  8,237
Foreign currency translation                           130       (128)          240        (80)
                                                  --------   --------      --------   --------
Comprehensive income                              $ 19,466   $  6,453      $ 21,675   $  8,157
                                                  ========   ========      ========   ========









































    See accompanying notes to unaudited condensed consolidated financial statements.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                             (thousands of dollars)

                                                      June 27,    December 31,
                                                        1999         1998
                                                      --------     --------
ASSETS
Current assets
  Cash and cash equivalents                           $ 15,299     $ 21,454
  Accounts receivable, net                              61,352       20,907
  Inventories
    Raw materials and supplies                          14,049        8,589
    Work in process and finished goods                  42,056       29,692
Deferred taxes on income                                 4,512        4,512
Prepaid expenses                                         2,772        1,414
                                                      --------     --------
      Total current assets                             140,040       86,568
                                                      --------     --------
Property, plant and equipment, at cost                 167,528      152,706
Accumulated depreciation                               (79,064)    (105,850)
                                                      --------     --------
                                                        88,464       46,856
Goodwill, net                                          118,363       24,548
Other assets                                            10,870        7,859
                                                      --------     --------
Total assets                                          $357,737     $165,831
                                                      ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current portion of long-term debt                   $ 15,169     $  4,286
  Notes payable                                          3,257          -
  Accounts payable                                      26,628       20,579
  Accrued salaries, wages and employee benefits         10,875        8,428
  Income taxes payable                                   7,656           47
  Other current liabilities                             14,612        6,305
                                                      --------     --------
      Total current liabilities                         78,197       39,645
                                                      --------     --------
Noncurrent liabilities
  Long-term debt                                       135,324       21,429
  Deferred taxes on income                              13,783          282
  Other noncurent liabilities                           14,678        9,582
                                                      --------     --------
      Total noncurrent liabilities                     163,785       31,293
                                                      --------     --------
Contingencies
Shareholders equity:
  Common stock (7,966,916 common shares issued and
    6,752,616 shares outstanding at June 27, 1999)      39,919       40,494
  Retained earnings                                    105,474       84,039
  Accumulated other comprehensive income-cumulative
    translation adjustment                                (379)        (619)
                                                      --------     --------
                                                       145,014      123,914
Less treasury stock (1,241,300 shares at cost)         (29,259)     (29,021)
                                                      --------     --------
      Total shareholders' equity                       115,755       94,893
                                                      --------     --------
Total liabilities and shareholders' equity            $357,737     $165,831
                                                      ========     ========


    See accompanying notes to unaudited condensed consolidated financial statements.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)


                                                               Six month period ended
                                                               ---------------------
                                                               June 27,     June 28,
                                                                 1999         1998
                                                               --------     --------
Cash flows from operating activities
  Net income                                                   $ 21,435     $  8,237
  Reconciliation of net income to net cash used in
    operating activities:
    Depreciation and amortization                                 7,353        5,201
    Gain on sale of plastic packaging product line              (19,678)         -
    Deferred employee benefits                                      330          447
    Other, net                                                       34         (329)
  Changes in working capital components                         (12,274)     (17,613)
                                                                --------    --------
    Net cash used in operating activities                        (2,800)      (4,057)
                                                                --------    --------
Cash flows from financing activities
  Proceeds from revolving credit borrowings                      37,039        4,431
  Payments on revolving credit borrowings                       (33,783)      (4,431)
  Proceeds from issuance of long-term debt                      150,000          -
  Principal payments on long-term debt                          (25,742)         -
  Debt issue cost                                                (2,256)         -
  Proceeds from issuance of common stock                            903          553
  Purchase of treasury stock                                     (1,709)     (10,450)
                                                               --------     --------
    Net cash provided by (used in) financing activities         124,452       (9,897)
                                                               --------     --------
Cash flows from investing activities
  Additions to property, plant and equipment                     (7,910)      (5,449)
  Proceeds from sale of property, plant and equipment             1,400           23
  Acquisitions of businesses, net of cash acquired             (149,712)      (1,000)
  Proceeds from divestitures of businesses and product lines     29,062          272
  Investments in insurance contracts                               (274)        (685)
  Other, net                                                       (373)         (30)
                                                               --------     --------
    Net cash used in investing activities                      (127,807)      (6,869)
                                                               --------     --------
Net decrease in cash                                             (6,155)     (20,823)
Cash and cash equivalents, beginning of period                   21,454       26,641
                                                               --------     --------
Cash and cash equivalents, end of period                       $ 15,299     $  5,818
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

A computation of earnings per share is as follows (in thousands except per share data):

                                               Three month period ended  Six month period ended
                                               ------------------------  ----------------------
                                                  June 27,   June 28,      June 27,  June 28,
                                                    1999       1998          1999      1998
                                                  --------   --------      --------   --------
Income from continuing operations                 $ 20,364   $  6,844      $ 22,327   $  8,431
Discontinued operations                                -         (263)          136       (194)
Extraordinary loss from early
  extinguishment of debt                            (1,028)       -          (1,028)       -
                                                  --------   --------      --------   --------
Net income                                        $ 19,336   $  6,581      $ 21,435   $  8,237
                                                  ========   ========      ========   ========

Weighted average shares outstanding                  6,713      7,274         6,730      7,316
Additional shares assuming conversion of
  stock options                                         89        125            92        133
                                                  --------   --------      --------   --------
Weighted average shares outstanding
  assuming conversion                                6,802      7,399         6,822      7,449
                                                  ========   ========      ========   ========

Basic earnings per share:
  Income from continuing operations               $   3.03   $    .94          3.32       1.15
  Discontinued operations                              -         (.04)          .02       (.02)
  Extraordinary loss from early
    extinguishment of debt                            (.15)       -            (.15)       -
                                                  --------   --------      --------   --------
Net income                                        $   2.88   $    .90      $   3.19   $   1.13
                                                  ========   ========      ========   ========

Diluted earnings per share - assuming conversion:
  Income from continuing operations               $   2.99   $    .93      $   3.27   $   1.14
  Discontinued operations                              -         (.04)          .02       (.03)
  Extraordinary loss from early
    extinguishment of debt                            (.15)       -            (.15)       -
                                                  --------   --------      --------   --------
Net income                                        $   2.84   $    .89      $   3.14   $   1.11
                                                  ========   ========      ========   ========

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions and Divestitures of Businesses and Product Lines and Related Financing Activity

Effective  April 25,  1999,  the  Company  acquired  the net assets of  Triangle
Plastics, Inc. and its TriEnda subsidiary ("Triangle Plastics") for $148.0 million in cash plus acquisition costs. The transaction was accounted for as a purchase. The purchase price was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the date of acquisition. The purchase price in excess of the fair value of assets purchased and liabilities assumed of $95.3 million is being amortized over a 20-year period. Triangle Plastics manufactures heavy gauge industrial thermoformed parts for original equipment manufacturers in a variety of industries, including the heavy trucking, agricultural, portable toilet, recreational and construction markets. TriEnda produces plastic thermoformed products for material handling applications. Triangle Plastics employs approximately 1,100 people and has a technical center and five production facilities located in Florida, Iowa, Tennessee and Wisconsin. Triangle Plastics had net sales of $114.1 million in 1998.

The Company financed the acquisition with a new $250 million credit facility consisting of a six year $150 million term loan and a revolving credit facility whereby the Company can borrow up to $100 million through March 31, 2005, when all borrowings mature. The term loan requires quarterly payments of principal escalating from an annual aggregate amount of $15.0 million in the first year to $30.0 million in the fifth and sixth year. Interest on the borrowings is based upon fixed increments over the adjusted London Interbank Offered Rate or the agent bank's alternate borrowing rate as defined in the agreement. As part of the new financing, the Company paid off existing debt and incurred a $1.6 million prepayment charge. The Company also assumed several low interest rate loans in conjunction with the Triangle Plastics acquisition with a total principal balance of $521,000. The total monthly principal and interest payments are $15,000 with the last payment due December 2002.

In May 1999, Alltrista entered into a three year interest rate swap with an initial notional value of $90 million. The swap effectively fixes the interest rate on approximately 60% of the Company's term debt between 6.73% and 7.48%, depending on the Company's leverage ratio, for the three-year period.

Effective May 24, 1999, the Company sold its plastic packaging product line, which includes coextruded high-barrier plastic sheet and containers for the food processing industry for $28.7 million in cash. The purchase price is subject to an adjustment based upon the final net working capital as of the closing date. Proceeds from the sale were used for debt repayment. The Company had 1998 high-barrier plastic packaging sales of $28.1 million.

4.    Pro forma Financial Information

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisition of Triangle Plastics and the disposal of the plastic packaging product line had occurred at the beginning of each period presented. Pro forma adjustments give effect to an increase in goodwill amortization, increase in depreciation expense due to recording the fixed assets of Triangle Plastics at fair value, an increase in interest expense related to the acquisition financing, removal of the gain on sale of the plastic packaging product line and removal of the extraordinary loss from the early extinguishment of debt. The pro forma adjustments do not reflect any benefits from operational synergies that may result from the acquisition of Triangle Plastics. (In thousands except per share data).

                                                         Six month period ended
                                                         ---------------------
                                                         June 27,     June 28,
                                                           1999         1998
                                                         --------     --------
Net Sales                                                $184,458     $166,402
Income from continuing operations                           7,826        7,792
Net income                                                  7,962        7,598

Diluted earnings per share:
  Income from continuing operations                         $1.15        $1.05
  Net income                                                $1.17        $1.02

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.  Segment Information

The Company is organized into two distinct segments: metal and plastic products. The metal products segment includes sales of zinc and consumer products. This segment provides cast zinc strip and fabricated zinc products, primarily zinc coinage and industrial applications. This segment also markets a line of home food preservation products including home canning jars, jar closures and related food products, which are distributed through a wide variety of retail outlets. The plastic products segment produces injection molded plastic products used in medical, pharmaceutical and consumer products and industrial thermoformed plastic parts for appliances, manufactured housing and recreational vehicles. Effective April 25, 1999, the plastic products segment includes Triangle Plastics (see description in Note 3). Effective May 24, 1999, the multi-layer plastic sheet and formed containers product lines were sold.

Net sales, operating earnings and assets employed in operations by segment are summarized as follows (thousands of dollars):

                                               Three month period ended  Six month period ended
                                               ------------------------  ----------------------
                                                  June 27,   June 28,      June 27,  June 28,
                                                    1999       1998          1999      1998
                                                  --------   --------      --------   --------
Net Sales:
  Metal products:
    Consumer products                             $ 49,991   $ 42,536      $ 62,371   $ 49,711
    Zinc products                                   14,156     13,215        27,728     24,199
                                                  --------   --------      --------   --------
    Total metal products                            64,147     55,751        90,099     73,910
                                                  --------   --------      --------   --------
  Plastic products:
    Industrial thermoformed parts                   30,278     10,133        39,542     19,302
    Injection molded products                        9,755      8,955        18,799     17,508
    Plastic packaging                                5,180      7,229        12,907     14,474
                                                  --------   --------      --------   --------
    Total plastic products                          45,213     26,317        71,248     51,284
                                                  --------   --------      --------   --------
  Intercompany                                        (120)       -            (473)       -
                                                  --------   --------      --------   --------
    Total net sales                               $109,240   $ 82,068      $160,874   $125,194
                                                  ========   ========      ========   ========
Operating earnings:
  Metal products                                  $ 11,383   $  9,207      $ 13,182   $ 10,377
  Plastic products                                   4,266      2,844         6,761      5,007
  Intercompany                                         -          -             (56)       -
  Unallocated corporate expenses (1)                   -         (360)         (501)      (733)
                                                  --------   --------      --------   --------
    Total operating earnings                        15,649     11,691        19,386     14,651
Interest expense, net                               (2,368)      (652)       (2,936)    (1,053)
Gain on sale of plastic packaging product line      19,678        -          19,678        -
                                                  --------   --------      --------   --------
Income from continuing operations before taxes    $ 32,959   $ 11,039      $ 36,128   $ 13,598
                                                  ========   ========      ========   ========

                                                                           June 27,  December 31,
                                                                             1999       1998
                                                                           --------   --------
Assets employed in operations:
  Metal products                                                           $105,974   $ 76,249
  Plastic products                                                          220,430     55,171
                                                                           --------   --------
    Total assets employed in operations                                     326,404    131,420
  Corporate (2)                                                              31,333     34,411
                                                                           --------   --------
          Total assets                                                     $357,737   $165,831
                                                                           ========   ========

(1) Corporate expenses are allocated to the segments based upon a percentage of sales. With the 33% increase in second quarter sales compared to the previous year period, the cororate expenses were fully allocated for the three month period ended June 27, 1999.

(2) Corporate assets include primarily cash and cash equivalents, amounts relating to benefit plans, deferred tax assets and corporate facilities and equipment.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Contingencies

On May 19, 1997 the Company purchased certain assets and assumed certain liabilities of Viking Industries ("Viking Plastics"). To date, the Company has paid $9.4 million and, in accordance with the terms of the asset purchase agreement and subsequent amendment, could pay up to an additional $4.0 million based upon incremental sales over the next two years. The former owner has initiated arbitration proceedings to accelerate payment of the additional $4.0 million.

The Company has been named a defendant in a lawsuit with respect to a royalty agreement, whereby the licensee believes the Company is obligated to extend a paid-up royalty-free license to the plaintiff. The plaintiff alleges damages in excess of $500,000. In addition, at June 27, 1999, the Company had a receivable of approximately $927,000 recorded in its consolidated balance sheet from this licensee. Subsequent to the balance sheet date, the Company received a $601,000 royalty payment from the licensee. The Company is prepared to vigorously defend the action and pursue collection of its remaining receivable; however, collection of the receivable and future royalties is dependent upon the ultimate outcome of the lawsuit. In accordance with the terms of the Triangle Plastics asset purchase agreement, the former owner is obligated to pay the first $500,000 of defense costs.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first six months of 1999, the Company took a major step toward accomplishing its growth objectives to achieve at least $500 million in sales and a minimum of $50 million in operating earnings by the year 2002. On April 25, 1999, the Company acquired the net assets of Triangle Plastics, Inc. and its TriEnda subsidiary ("Triangle Plastics"). Triangle Plastics manufactures heavy gauge industrial thermoformed parts for original equipment manufacturers in a variety of industries, including the heavy trucking, agricultural, portable toilet, recreational and construction markets. TriEnda produces plastic thermoformed products for material handling applications. Triangle Plastics employs approximately 1,100 people and has a technical center and five production facilities located in Florida, Iowa, Tennessee and Wisconsin. Triangle Plastics had net sales of $114.1 million in 1998. The results of operations of Triangle Plastics have been included in the Company's financial statements since the date of acquisition.

The Company is now the largest industrial plastics thermoformer in the United States and is benefiting from operational synergies as anticipated. On May 27, 1999, the Company announced it would close its South Whitely, Indiana facility and move production of thermoformed recreational vehicle components to Triangle Plastics.

Effective May 24, 1999, the Company sold its plastic packaging product line, which includes coextruded high-barrier plastic sheet and containers for the food processing industry. Customers' expectations for long-term research and development and other forms of support were inconsistent with the size of this operation. In addition, the risk associated with volume concentration in one customer was a contributing factor to the decision to exit the business. The Company had 1998 high-barrier plastic packaging sales of $28.1 million.

Results of Continuing Operations - Comparing Year to Date 1999 to Year to Date 1998

The Company reported net sales of $160.9 million for the first six months of 1999 an increase of 28.5% from sales of $125.2 million for the same period of 1998. Operating earnings of $19.4 million for the six months increased 32.3% from $14.7 million in the first six months of 1998. Both the metal and plastic products segments reported increased sales and operating earnings.

Net sales within the metal products segment increased from $73.9 million in the first six months of 1998 to $90.1 million in 1999. The introduction of the Golden Harvest housewares product line added $7.6 million in consumer product sales. The Company anticipates the housewares product line to contribute approximately $10.0 million in sales for the year. Increased sales of home canning products, due to good growing conditions throughout North America, the Year 2000 phenomenon and increased sales of specialty glassware contributed to the increase in sales. In April 1999, the Company began selling home canning products in Hungary. It is still too early to determine the acceptance of the Company's products in this test market. Sales of copper-plated zinc coins to both the U.S Mint and the Royal Canadian Mint increased over 1998 adding $5.3 million in sales compared to the previous year. A reduction in zinc battery can and industrial strip sales offset, in part, the increase in coinage sales. Although profits were not impacted, reported sales were slightly lower as a result of a 4% decrease in zinc ingot prices. Based upon recent discussions with the management of the U.S. Mint, the Company anticipates demand for coinage to remain strong for the balance of 1999.

Net sales within the plastic products segment increased from $51.3 million in the first six months of 1998 to $71.2 million in 1999. The acquisition of Triangle Plastics contributed $20.4 million of this increase. Sales of industrial thermoformed parts from the existing business were essentially the same as the previous period. Increased sales of refrigerator parts were offset by lower sales of bath and other products to the manufactured housing and recreational vehicle industries. Sales of injection molded products increased by $1.3 million as the Company's growth strategy, launched in 1997, continues to foster sales gains. Sales from the disposed plastic packaging product line were $12.9 million for the first five months of 1999 compared to $14.5 million for the first six months of 1998.

Gross margin percentages increased slightly from 28.2% in the first six months of 1998 to 28.5% in the first six months of 1999. The sales volume increase in coinage and industrial thermoformed parts contributed to the margin improvement.

Selling, general and administrative expenses increased 28.8% from $20.6 million in the first six months of 1998 to $26.5 million in the first six months of 1999. Triangle Plastics accounted for approximately $3.2 million of the increase. Warehousing costs for the new housewares product line and staff additions, training costs and other expenses in the consumer products operations accounted for substantially all of the remaining increase.

Interest expense, net in the first six months of 1999 was $2.9 million compared to $1.1 million for the same period last year. The increase was primarily due to increased borrowings to finance the Triangle Plastics acquisition. The Company's effective tax rate increased slightly from 38.0% in the first six months of 1998 to 38.2% in the first six months of 1999.

The Company recorded a $19.7 million pre-tax gain on the sale of the plastic packaging product line.

Excluding the $12.2 million after tax gain on the sale of the plastic packaging product line, income from continuing operations of $10.2 million increased 20.6% from $8.4 million in the first six months of 1998. Diluted earnings per share from continuing operations, as adjusted, was $1.48, a 29.8% increase from the $1.14 reported in the first six months of 1998. Diluted weighted average shares outstanding decreased from 7,449,000 in the first six months of 1998 to 6,822,000 in 1999 due to the Company purchasing its common stock in the open market. The reduction in shares outstanding added $0.11 to the diluted earnings per share.

Results of Continuing Operations - Comparing Second Quarter 1999 to Second Quarter 1998

The Company reported net sales of $109.2 million for the second quarter of 1999 an increase of 33.1% from sales of $82.1 million for the same period of 1998. Operating earnings of $15.6 million for the quarter increased 33.9% from $11.7 million in the second quarter of 1998. Both the metal and plastic products segments reported increased sales and operating earnings.

Net sales within the metal products segment increased from $55.8 million in the second quarter of 1998 to $64.1 million in 1999. The introduction of the Golden Harvest housewares product line added $3.9 million in consumer product sales. Increased sales volume for home canning products, due to good growing conditions throughout North America, the Year 2000 phenomenon and increased sales volume for specialty glassware attributed to the increase. Sales of copper-plated zinc coins increased over 1998 adding $1.9 million in sales compared to the previous year. A reduction in copper-plated zinc coins sold to the Royal Canadian Mint and a reduction in zinc battery can and industrial strip sales offset, in part, the increase in coinage sales to the U.S Mint.

Net sales within the plastic products segment increased from $26.3 million in the second quarter of 1998 to $45.2 million in 1999. The acquisition of Triangle Plastics contributed sales of $20.4 million. Sales of industrial thermoformed parts from the existing business were essentially the same as the previous period. Increased sales of refrigerator parts were offset by lower sales of bath and other products to the manufactured housing and recreational vehicle industries. Sales of injection molded products increased by $0.8 million as the Company's growth strategy, launched in 1997, continues to foster sales growth. Sales from the disposed plastic packaging product line were $5.2 million for the two months leading up to the sale compared to sales of $7.2 million for the second quarter of 1998.

Gross margin percentages increased slightly from 30.6% in the second quarter of 1998 to 30.8% in the second quarter of 1999. The sales volume increase in coinage, home canning products, and industrial thermoformed parts attributed to the margin improvement.

Selling, general and administrative expenses increased 34.1% from $13.4 million in the second quarter of 1998 to $18.0 million in the second quarter of 1999. Triangle Plastics accounted for approximately $3.2 million of the increase. Warehousing and selling costs for the new housewares product line and staff additions, training costs, and other expenses in the domestic consumer products operations accounted for substantially all of the remaining increase. To date, the Company has incurred approximately $0.5 million in selling, general and administrative expenses in the Hungarian home canning products test market.

Interest expense, net in the second quarter of 1999 was $2.4 million compared to $0.7 million for the same period last year. The increase in net expense was due to increased borrowings to finance the Triangle Plastics acquisition. The Company's effective tax rate increased slightly from 38.0% in the second quarter of 1998 to 38.2% in the second quarter of 1999.

The Company recorded a $19.7 million pre-tax gain on the sale of the plastic packaging product line.

Excluding the $12.2 million after tax gain on the sale of the plastic packaging product line, income from continuing operations of $8.2 million increased 19.9% from $6.8 million in the second quarter of 1998. Diluted earnings per share from continuing operations, as adjusted, was $1.20, a 29.0% increase from the $0.93 reported in the second quarter of 1998. Diluted weighted average shares outstanding decreased from 7,399,000 in the second quarter of 1998 to 6,802,000 in 1999 due to the Company purchasing its common stock in the open market. The reduction in shares outstanding added $0.10 to diluted earnings per share from continuing operations, as adjusted.

Financial Condition, Liquidity and Capital Resources

Effective April 25, 1999, the Company acquired the net assets of Triangle Plastics for $148.0 million in cash plus acquisition costs. The transaction was accounted for as a purchase. The purchase price was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the date of acquisition. The purchase price in excess of the fair value of assets purchased and liabilities assumed of $95.3 million is being amortized over a 20-year period.

The Company financed the acquisition with a new $250 million credit facility consisting of a six year $150 million term loan and a revolving credit facility whereby the Company can borrow up to $100 million through March 31, 2005, when all borrowings mature. The term loan requires quarterly payments of principal escalating from an annual aggregate amount of $15.0 million in the first year to $30.0 million in the fifth and sixth year. Interest on the borrowings is based upon fixed increments over the adjusted London Interbank Offered Rate ("LIBOR") or the agent bank's alternate borrowing rate as defined in the agreement. As part of the new financing, the Company paid off existing debt and incurred a $1.6 million prepayment charge. The Company also assumed several low interest rate loans in conjunction with the Triangle Plastics acquisition with a total principal balance of $521,000. The total monthly principal and interest payments are $15,000 with the last payment due December 2002.

In May 1999, the Company entered into a three year interest rate swap with an initial notional value of $90 million. The swap effectively fixes the interest rate on approximately 60% of the Company's term debt between 6.73% and 7.48%, depending on the Company's leverage ratio, for the three-year period.

Effective May 24, 1999, the Company sold its plastic packaging product line for $28.7 million in cash. The purchase price is subject to an adjustment based upon the final net working capital as of the closing date. Proceeds from the sale were used for debt repayment.

In January 1999, the Company exited its plastics manufacturing plant in Arecibo, Puerto Rico. The plant was shut down on schedule with costs in line with the amount reserved in 1998. Taking into account the cash proceeds from the sale of certain equipment, tax benefits and costs paid, the transaction provided approximately $1.3 million in cash.

Working capital (excluding the current portion of long-term debt and notes payable) increased $29.1 million from $51.2 million at year-end 1998 to $80.3 million at June 27, 1999. The Company purchased current assets and assumed current liabilities of Triangle Plastics as follows: $20.3 million in accounts receivable, net, $13.7 million in inventories, $0.9 million in prepaid expenses, $8.9 million in accounts payable, $1.3 million in accrued salaries, wages and employee benefits and $0.7 million in other current liabilities for $24.0 million in total working capital. Excluding the Triangle Plastics acquisition, accounts receivable increased $20.1 million on strong sales across most product lines. Inventories, as adjusted, increased $4.1 million primarily due to the addition of the housewares product line and the customary seasonal home canning activity. Short-term borrowings increased $3.3 million to fund seasonal working capital requirements.

Capital expenditures were $7.9 million in the first six months of 1999 compared to $5.4 million for the same period in 1998 and are largely related to maintaining facilities and improving manufacturing efficiencies. 1999 investments included new injection molding machines, upgrading an existing plating line and an investment in a new high precision slitting line for zinc products and improvements made to consumer product assembly lines and information systems.

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

On March 23, 1999, the Company's board of directors approved the repurchase of up to 500,000 shares of the Company's common stock. Although the Company is undertaking an aggressive growth strategy, Company management believes a share repurchase program is a good use of funds at recent price levels. In addition to this program, the Company has a policy to annually repurchase shares to offset the dilutive effect of shares issued under employee benefit plans.

On May 19, 1997 the Company purchased certain assets and assumed certain liabilities of Viking Industries ("Viking Plastics"). To date, the Company has paid $9.4 million and, in accordance with the terms of the asset purchase agreement and subsequent amendment, could pay up to an additional $4.0 million based upon incremental sales over the next two years. The former owner has initiated arbitration proceedings to accelerate payment of the additional $4.0 million.

The Company has been named a defendant in a lawsuit with respect to a royalty agreement, whereby the licensee believes the Company is obligated to extend a paid-up royalty-free license to the plaintiff. The plaintiff alleges damages in excess of $500,000. In addition, at June 27, 1999, the Company had a receivable of approximately $927,000 recorded in its consolidated balance sheet from this licensee. Subsequent to the balance sheet date, the Company received a $601,000 royalty payment from the licensee. The Company is prepared to vigorously defend the action and pursue collection of its remaining receivable; however, collection of the receivable and future royalties is dependent upon the ultimate outcome of the lawsuit. In accordance with the terms of the Triangle Plastics asset purchase agreement, the former owner is obligated to pay the first $500,000 of defense costs.

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

The assessment of customers and suppliers for Year 2000 readiness ranges from 50% to 100% complete across the Company's businesses as of July 1999. The assessment of third parties is scheduled to be complete no later than September 1999. The assessments include third party electronic interfaces. Several suppliers have not yet responded to the Company's inquiries. Follow-up correspondence is being conducted. Other suppliers have disclosed varying degrees of compliance issues but indicate they have plans and procedures in place to become compliant. In all cases, alternate supply sources exist and are available should any of these suppliers not be Year 2000 ready. The Company currently is not aware of any significant customer or supplier with a Year 2000 issue that will materially impact the Company's financial condition, results of operations, cash flows or competitive position. However, the Company has no means of ensuring that customers or suppliers will be Year 2000 ready. The inability of other entities to be prepared could have a material adverse effect on the Company.

While the Company has not fully completed its readiness process, it is not expected that Year 2000 issues will have a material adverse effect on the Company. However, it is possible that, for example, disruptions in the economy generally or interruptions in the Company's manufacturing processes because of Year 2000 problems could adversely affect the Company's results of operations, liquidity and financial condition.

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

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to short-term interest rate variations with respect to LIBOR on its term and revolving debt obligations. A portion of this risk has been managed through the use of an interest rate swap, whereby the Company effectively pays a fixed rate of interest on 60% of the outstanding term debt balance for a period of three years.

Changes in LIBOR interest rates would affect the earnings of the Company. Assuming that LIBOR rates increase 100 basis points over period end rates on the outstanding term debt for the remainder of 1999, the Company's interest expense, after considering the effects of its interest rate swap, would have increase by approximately $100,000 for the six month period ended June 27, 1999. Since the debt obligation to which this exposure relates was put in place during the second quarter of 1999, a comparative analysis of the impact of interest rate changes on prior periods would be irrelevant.

The amount was determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost, short-term investment rates, interest rate swap and estimated cash flow. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

PART II.  OTHER INFORMATION

Item 4.  Submission of matters to a vote of security holders

The Company held its Annual Meeting of Shareholders on May 12, 1999. Matters voted upon by proxy were the election of four directors for three-year terms expiring in 2002 and the ratification of the appointment of Ernst & Young LLP as independent accountants for 1999. The results of the vote are as follows:

                                                                                      Withheld/
                                                     Voted For       Voted Against    Abstained
                                                   -------------     -------------   -------------
Election of directors for terms expiring in 2002:
William A. Foley                                       6,662,516              -             15,955
Douglas W. Huemme                                      6,667,362              -             11,109
William L. Peterson                                    6,662,529              -             15,942
Patrick J. Rooney                                      6,662,329              -             16,142

Appointment of Ernst & Young LLP as
   independent accountants for 1999                    6,668,313            4,477            5,681

Subsequent to the Annual Meeting of Shareholders, Mr. Foley resigned. Mr. Foley serves as a director of Libbey, Inc. who competes with the Company in the housewares market.

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits

   27    Financial Data Schedule

b.  Reports on Form 8-K

The Company announced it had acquired, effective April 25, 1999, the net assets of Triangle Plastics, Inc. and its TriEnda subsidiary ("Triangle Plastics") for $148.0 million in cash in a Form 8-K (Commission File Number 0-21052) dated April 26, 1999. The Form 8-K did not include the financial statements of the businesses acquired or the pro forma financial information.

The Company announced it had entered into a definitive agreement to sell its plastic packaging division to Spartech Corporation in a Form 8-K (Commission File Number 0-21052) dated May 5, 1999.

The Company announced it had sold, effective May 24, 1999, the assets of its plastic packaging operation for $28.7 million in cash plus the assumption of certain liabilities in a Form 8-K/A (Commission File Number 0-21052) dated June 10, 1999.

On July 12, 1999, the Company filed a Form 8-K/A (Commission File Number 0-2152) which included the financial statements of the business acquired and the pro forma financial information relating to the Triangle Plastics acquisition and plastic packaging divestiture.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Alltrista Corporation
                              ---------------------
                                  (Registrant)



Date:  August 11, 1999                                 By: /s/ Kevin D. Bower
       ---------------                                     ---------------------
                                                       Kevin D. Bower
                                                       Senior Vice President and
                                                       Chief  Financial Officer

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                                  June 27, 1999

                                  EXHIBIT INDEX


Exhibit   Description                                             Page
-------   ------------------------------------------        -------------------

  27      Financial Data Schedule                           [EDGAR filing only]