Form 10-Q
period 1999-09-26
ALLTRISTA CORP
filed 1999-11-10
CIK 895655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


               XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 26,
                                      1999

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                       Outstanding at October 24, 1999
         -----------------                 -------------------------------
         Common Stock,
         without par value                        6,764,106 shares



This document contains 18 pages.  The exhibit index is on page 18 of 18.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                          Quarterly Report on Form 10-Q
                     For the period ended September 26, 1999



                                      INDEX



                                                                    Page Number
                                                                    -----------
PART I.     FINANCIAL INFORMATION:


Item 1.     Financial Statements

            Unaudited Condensed Consolidated Statements of Income
                for the three and nine month periods ended
                September 26, 1999 and September 27, 1998                3

            Unaudited Statements of Comprehensive Income for the
                three and nine month periods ended
                September 26, 1999 and September 27, 1998                4

            Unaudited Condensed Consolidated Balance Sheets at
                September 26, 1999 and December 31, 1998                 5

            Unaudited Condensed Consolidated Statements of Cash
                Flows for the nine month periods ended
                September 26, 1999 and September 27, 1998                6

            Notes to Unaudited Condensed Consolidated Financial
                Statements                                               7

Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     11

Item 3.     Quantitative and Qualitative Disclosures About
                Market Risk                                             16


PART II.    OTHER INFORMATION

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousand, except per share amounts)

                                                     Three month period ended        Nine month period ended
                                                  -----------------------------   -----------------------------
                                                  September 26,   September 27,   September 26,  September 27,
                                                      1999           1998             1999           1998
                                                  -------------- --------------   -------------- --------------
Net sales                                         $     107,659  $      72,646    $     268,533  $     197,840
Costs and expenses
   Cost of sales                                         73,962         49,464          188,938        139,421
   Selling, general and administrative expenses          17,693          9,959           44,205         30,545
   Costs to exit facility                                     -          1,260                -          1,260
                                                  -------------- --------------   -------------- --------------
Operating earnings                                       16,004         11,963           35,390         26,614
Interest expense, net                                    (2,634)          (387)          (5,570)        (1,440)
Gain on sale of plastic packaging product line                -              -           19,678              -
                                                  -------------- --------------   -------------- --------------
Income from continuing operations before taxes           13,370         11,576           49,498         25,174

Provision for income taxes                               (5,557)        (4,399)         (19,358)        (9,566)
                                                  -------------- --------------   -------------- --------------
Income from continuing operations                         7,813          7,177           30,140         15,608

Discontinued operations:
   Loss from discontinued operations, net of
     income tax benefit                                       -           (714)               -           (908)
   Gain (loss) on disposal of discontinued operations,
     net of income tax expense                                -           (962)              136          (962)
Extraordinary loss from early extinguishment of
     debt, net of income tax benefit                          -              -            (1,028)            -
                                                  -------------- --------------   -------------- --------------
Net income                                        $        7,813 $        5,501   $       29,248 $       13,738
                                                  ============== ==============   ============== ==============

Basic earnings per share:
    Income from continuing operations                     $1.16          $1.03            $4.47          $2.17
    Discontinued operations                                   -           (.24)             .02           (.26)
    Extraordinary loss from early extinguishment of
         debt, net of income tax benefit                      -              -            (.15)              -
                                                  -------------- --------------   -------------- --------------
Net income                                                $1.16           $.79            $4.34          $1.91
                                                  ============== ==============   ============== ==============

Diluted earnings per share:
    Income from continuing operations                     $1.14          $1.01            $4.41          $2.13
    Discontinued operations                                   -          (.23)              .02          (.25)
    Extraordinary loss from early extinguishment of
         debt, net of income tax benefit                      -              -            (.15)              -
                                                  -------------- --------------   -------------- --------------
Net income                                                $1.14           $.78            $4.28          $1.88
                                                  ============== ==============   ============== ==============

Weighted average shares outstanding:
    Basic                                                 6,743          6,971            6,734          7,200
    Diluted                                               6,843          7,082            6,829          7,325


See accompanying notes to unaudited condensed consolidated financial statements.


                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                  UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
                             (thousands of dollars)


                                                 Three month period ended       Nine month period ended
                                             ------------------------------   -----------------------------
                                              September 26,   September 27,   September 26,  September 27,
                                                 1999            1998             1999           1998
                                             --------------  -------------    -------------- --------------
Net income                                   $        7,813  $       5,501    $       29,248 $       13,738
Foreign currency translation                            (37)          (120)              203           (200)
                                             --------------  -------------    -------------- --------------
Comprehensive income                         $        7,776  $       5,381    $       29,451 $       13,538
                                             ==============  =============    ============== ==============




































See accompanying notes to unaudited condensed consolidated financial statements.


                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                             (thousands of dollars)

                                                                     September 26,   December 31,
                                                                        1999             1998
                                                                    -------------    -------------
ASSETS
Current assets
    Cash and cash equivalents                                       $      32,217    $      21,454
    Accounts receivable, net                                               53,370           20,907
    Inventories:
        Raw materials and supplies                                         12,471            8,589
        Work in process and finished goods                                 35,504           29,692
    Deferred taxes on income                                                4,512            4,512
    Prepaid expenses                                                        1,997            1,414
                                                                    -------------    -------------
         Total current assets                                             140,071           86,568
                                                                    -------------    -------------
Property, plant and equipment, at cost                                    171,371          152,706
Accumulated depreciation                                                  (82,333)        (105,850)
                                                                    -------------    -------------
                                                                           89,038           46,856
Goodwill, net                                                             117,192           24,548
Other assets                                                               10,518            7,859
                                                                    -------------    -------------
Total assets                                                        $     356,819    $     165,831
                                                                    =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current portion of long-term debt                               $      16,378    $       4,286
    Notes payable                                                             927                -
    Accounts payable                                                       28,466           20,579
    Accrued salaries, wages and employee benefits                          11,515            8,428
    Accrued interest payable                                                2,254               84
    Income taxes payable                                                    2,983               47
    Other current liabilities                                              11,681            6,221
                                                                    -------------    -------------
         Total current liabilities                                         74,204           39,645
                                                                    -------------    -------------
Noncurrent liabilities
    Long-term debt                                                        130,324           21,429
    Deferred taxes on income                                               13,783              282
    Other noncurrent liabilities                                           14,909            9,582
                                                                    -------------    -------------
         Total noncurrent liabilities                                     159,016           31,293
                                                                    -------------    -------------
Contingencies
Shareholders' equity:
    Common stock (7,965,416 common shares issued and 6,760,206
        shares outstanding at September 26, 1999)                          39,944           40,494
    Retained earnings                                                     113,287           84,039
    Accumulated other comprehensive income-cumulative
        translation adjustment                                               (416)            (619)
                                                                    -------------    -------------
                                                                          152,815          123,914
    Less: treasury stock (1,205,210 shares at cost at
        September 26, 1999)                                               (29,216)         (29,021)
                                                                    -------------    -------------
         Total shareholders' equity                                       123,599           94,893
                                                                    -------------    -------------
Total liabilities and shareholders' equity                          $     356,819    $     165,831
                                                                    =============    =============



See accompanying notes to unaudited condensed consolidated financial statements.



                     ALLTRISTA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)

                                                                           Nine month period ended
                                                                        -------------------------------
                                                                         September 26,   September 27,
                                                                            1999             1998
                                                                        --------------   --------------
Cash flows from operating activities
    Net income                                                          $      29,248    $      13,738
    Reconciliation of net income to net cash provided by
        operating activities:
        Depreciation                                                            8,761            6,620
        Amortization                                                            3,823            1,243
        Loss (gain) on disposal of product lines and discontinued operations  (19,676)           2,451
        Costs to exit facility                                                      -            1,260
        Deferred income taxes                                                       -            1,177
        Deferred employee benefits                                                331              522
        Other, net                                                              1,986             (555)
    Changes in working capital components                                         (29)             (31)
                                                                        --------------   --------------
        Net cash provided by operating activities                              24,444           26,425
                                                                        --------------   --------------
Cash flows from financing activities
    Proceeds from revolving credit borrowings                                  37,039            4,431
    Payments on revolving credit borrowings                                   (36,112)          (4,431)
    Proceeds from issuance of notes payable                                   150,000                -
    Principal payments on notes payable                                       (29,534)               -
    Debt issue cost                                                            (2,261)               -
    Proceeds from issuance of common stock                                      1,391              913
    Purchase of treasury stock                                                 (2,176)         (18,304)
                                                                        --------------   --------------
        Net cash provided by (used in) financing activities                   118,347          (17,391)
                                                                        --------------   --------------
Cash flows from investing activities
    Additions to property, plant and equipment                                (12,270)          (9,098)
    Proceeds from sale of property, plant and equipment                         1,400               33
    Acquisitions of businesses, net of cash acquired                         (149,718)          (1,000)
    Proceeds from divestitures of businesses and product lines                 29,152              386
    Investments in insurance contracts                                           (274)            (685)
    Other, net                                                                   (318)             (59)
                                                                        --------------   --------------
        Net cash used in investing activities                                (132,028)         (10,423)
                                                                        --------------   --------------
Net increase (decrease) in cash                                                10,763           (1,389)
Cash and cash equivalents, beginning of period                                 21,454           26,641
                                                                        --------------   --------------
Cash and cash equivalents, end of period                                $      32,217    $      25,252
                                                                        ==============   ==============


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

2.  Earnings Per Share Calculation

    Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated based on the weighted average number of outstanding common shares plus the dilutive effect of stock options as if they were exercised.

    A computation of earnings per share is as follows (in thousands except per share data):

                                                     Three month period ended       Nine month period ended
                                                 -----------------------------    -----------------------------
                                                 September 26,    September 27,   September 26,  September 27,
                                                     1999           1998              1999           1998
                                                 -------------  --------------    -------------  --------------
Income from continuing operations                $       7,813  $        7,177    $      30,140  $       15,608
Discontinued operations                                      -          (1,676)             136          (1,870)
Extraordinary loss from early
   extinguishment of debt                                    -               -           (1,028)              -
                                                 -------------  --------------    -------------  --------------
Net income                                       $       7,813  $        5,501    $      29,248  $       13,738
                                                 =============  ==============    =============  ==============

Weighted average shares outstanding                      6,743           6,971            6,734           7,200
Additional shares assuming conversation of
    stock options                                          100             111               95             125
                                                 -------------  --------------    -------------  --------------
Weighted average shares outstanding
    assuming conversion                                  6,843           7,082            6,829           7,325
                                                 =============  ==============    =============  ==============

Basic earnings per share:
    Income from continuing operations            $        1.16  $         1.03    $        4.47  $         2.17
    Discontinued operations                                  -            (.24)             .02            (.26)
    Extraordinary loss from early
        extinguishment of debt                               -               -             (.15)              -
                                                 -------------  --------------    -------------  --------------
Net income                                       $        1.16  $          .79    $        4.34  $         1.91
                                                 =============  ==============    =============  ==============

Diluted earnings per share - assuming conversion:
   Income from continuing operations             $        1.14  $         1.01    $        4.41  $         2.13
   Discontinued operations                                   -            (.23)             .02            (.25)
   Extraordinary loss from early
       extinguishment of debt                                -               -             (.15)              -
                                                 -------------  --------------    -------------  --------------
    Net income                                   $        1.14  $         0.78    $        4.28  $         1.88
                                                 =============  ==============    =============  ==============

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

    The Company financed the acquisition with a new $250 million credit facility consisting of a six year $150 million term loan and a revolving credit facility whereby the Company can borrow up to $100 million through March 31, 2005, when all borrowings mature. The term loan requires quarterly payments of principal escalating from an annual aggregate amount of $15.0 million in the first year to $30.0 million in the fifth and sixth year. Interest on the borrowings is based upon fixed increments over the adjusted London Interbank Offered Rate or the agent bank's alternate borrowing rate as defined in the agreement. As part of the new financing, the Company paid off existing debt and incurred a $1.6 million ($1.0 million after-tax) prepayment charge.

    In May 1999, Alltrista entered into a three-year interest rate swap with an initial notional value of $90 million. The swap effectively fixes the interest rate on approximately 60% of the Company's term debt at a maximum rate of 7.48% for the three-year period.

    Effective May 24, 1999, the Company sold its plastic packaging product line, which includes coextruded high-barrier plastic sheet and containers for the food processing industry for $28.7 million in cash. This transaction resulted in a gain of $19.7 million. Proceeds from the sale were used for debt repayment. The Company had 1998 high-barrier plastic packaging sales of $28.1 million.

4.    Pro forma Financial Information

    The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisition of Triangle Plastics and the disposal of the plastic packaging product line had occurred at the beginning of each period presented. Pro forma adjustments give effect to an increase in goodwill amortization, increase in depreciation expense due to recording the fixed assets of Triangle Plastics at fair value, an increase in interest expense related to the acquisition financing, removal of the gain on sale of the plastic packaging product line and removal of the extraordinary loss from the early extinguishment of debt. The pro forma adjustments do not reflect any benefits from operational synergies that may result from the acquisition of Triangle Plastics. (In thousands except per share data.)

                                                                     Nine month period ended
                                                              -----------------------------------
                                                              September 26,         September 27,
                                                                   1999                 1998
                                                              -------------         -------------
    Net Sales                                                    $292,117              $261,271
    Income from continuing operations                              16,088                15,334
    Net income                                                     16,224                13,464

    Diluted earnings per share:
        Income from continuing operations                           $2.36                 $2.09
        Net income                                                  $2.38                 $1.84


                     ALLTRISTA CORPORATION AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.  Segment Information

    The Company is organized into two distinct segments: metal and plastic products. The metal products segment includes sales of zinc and consumer products. This segment provides cast zinc strip and fabricated zinc products primarily for zinc coinage and industrial applications. This segment also markets a line of home food preservation products including home canning jars, jar closures and related food products, which are distributed through a wide variety of retail outlets. The plastic products segment produces injection molded plastic products used in medical, pharmaceutical and consumer products and industrial thermoformed plastic parts for appliances, manufactured housing and recreational vehicles. Effective April 25, 1999, the plastic products segment includes Triangle Plastics (see description in Note 3). Effective May 24, 1999, the multi-layer plastic sheet and formed container product lines were sold.

Net sales, operating earnings and assets employed in operations by segment are summarized as follows (thousands of dollars):

                                                           Three month period ended       Nine month period ended
                                                       -----------------------------    -----------------------------
                                                       September 26,    September 27,   September 26,  September 27,
                                                           1999           1998              1999           1998
                                                       -------------  --------------    -------------  --------------
Net Sales:
    Metal products
          Consumer products                            $     46,617   $      32,980     $     108,988  $      82,691
          Zinc products                                      15,809          14,017            43,537         38,216
                                                       -------------  --------------    -------------  --------------
             Total metal products                            62,426          46,997           152,525        120,907
                                                       -------------  --------------    -------------  --------------
     Plastic products:
          Industrial thermoformed parts                      35,512           9,522            75,054         28,824
          Injection molded products                           9,721           9,616            28,520         27,124
          Plastic packaging                                       -           6,511            12,907         20,985
                                                       -------------  --------------    -------------  --------------
             Total plastic products                          45,233          25,649           116,481         76,933
                                                       -------------  --------------    -------------  --------------
     Intercompany                                                 -               -              (473)             -
                                                       -------------  --------------    -------------  --------------
             Total net sales                           $    107,659   $      72,646     $     268,533  $     197,840
                                                       =============  ==============    =============  ==============
Operating earnings:
      Metal products                                   $     12,846          11,453            26,028         21,830
      Plastic products (1)                                    3,619             889            10,380          5,896
      Intercompany                                               10               -               (46)             -
      Unallocated corporate expenses                           (471)           (379)             (972)        (1,112)
                                                       -------------  --------------    -------------  --------------
              Total operating earnings                       16,004          11,963            35,390         26,614
Interest expense, net                                        (2,634)           (387)           (5,570)        (1,440)
Gain on sale of plastic packaging product line                    -               -            19,678              -
                                                       -------------  --------------    -------------  --------------
Income from continuing operations before taxes         $     13,370   $      11,576     $      49,498  $      25,174
                                                       =============  ==============    =============  ==============

                                                                                        September 26,  December 31,
                                                                                            1999           1998
                                                                                        -------------  --------------
Assets employed in operations:
     Metal products                                                                     $      94,530  $      76,249
     Plastic products                                                                         214,312         55,171
                                                                                        -------------  --------------
          Total assets employed in operations                                                 308,842        131,420
     Corporate (2)                                                                             47,977         34,411
                                                                                        -------------  --------------
          Total assets                                                                  $     356,819  $     165,831
                                                                                        =============  ==============

(1)  Operating earnings for the three and nine month periods ended September 27, 1998 include a pre-tax charge of $1.3 million to exit a plant.

(2)  Corporate  assets  primarily  include  cash and cash  equivalents,  amounts relating to benefit plans, deferred tax assets and corporate facilities and equipment.

                                                                    Page 9 of 18

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Contingencies

    On May 19, 1997 the Company purchased certain assets and assumed certain liabilities of Viking Industries ("Viking Plastics"). To date, the Company has paid $9.4 million and, in accordance with the terms of the asset purchase agreement and subsequent amendment, could pay up to an additional $4.0 million based upon incremental sales over the next two years. The former owner has initiated arbitration proceedings in an effort to accelerate payment of the additional $4.0 million.

    The Company has been named a defendant in a lawsuit with respect to a royalty agreement, whereby the licensee believes the Company is obligated to extend a paid-up royalty-free license to the plaintiff. The plaintiff alleges damages in excess of $500,000. In addition, at September 26, 1999, the Company had a receivable of approximately $586,000 recorded in its consolidated balance sheet from this licensee. The Company is prepared to vigorously defend the action and pursue collection of its remaining receivable; however, collection of the receivable and future royalties is dependent upon the ultimate outcome of the lawsuit. In accordance with the terms of the Triangle Plastics asset purchase agreement, the former owner is obligated to pay the first $500,000 of defense costs.

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

7.   Subsequent Event

    In October 1999, management initiated a plan to exit the Company's plastic thermoforming facility in El Dorado, Arkansas. Operations in this facility will be moved to the Company's Auburndale, Florida facility no later than December 31, 1999. The total cost to exit the facility is anticipated to be $2.2 million which includes a $.8 million loss on the sale and disposal of equipment, $.6 million in future lease obligations net of assumed sublease revenue and $0.8 million in other costs consisting primarily of employee severance, consulting and employment obligations, costs to dismantle, transport and set-up equipment and other related fees. The Company expects to ultimately use $0.6 million of cash related to this action.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first nine months of 1999, the Company took a major step toward accomplishing its growth objectives to achieve at least $500 million in sales and a minimum of $50 million in operating earnings by the year 2002. On April 25, 1999, the Company acquired the net assets of Triangle Plastics, Inc. and its TriEnda subsidiary ("Triangle Plastics"). Triangle Plastics manufactures heavy gauge industrial thermoformed parts for original equipment manufacturers in a variety of industries, including the heavy trucking, agricultural, portable toilet, recreational and construction markets. TriEnda produces plastic thermoformed products for material handling applications. Triangle Plastics employs approximately 1,100 people and has a technical center and five production facilities located in Florida, Iowa, Tennessee and Wisconsin. Triangle Plastics had net sales of $114.1 million in 1998. The results of operations of Triangle Plastics have been included in the Company's financial statements since the date of acquisition.

The Company is now the largest industrial plastic thermoformer in the United States and is starting to benefit from anticipated operational synergies. On May 27, 1999 and on October 25, 1999 the Company announced it would close its South Whitely, Indiana and El Dorado, Arkansas facilities, respectively, and move production of thermoformed recreational vehicle components and bath products to a Triangle Plastics facility.

Effective May 24, 1999, the Company sold its plastic packaging product line, which consisted of coextruded high-barrier plastic sheet and containers for the food processing industry. Customers' expectations for long-term research and development and other forms of support were inconsistent with the size of this operation. In addition, the risk associated with volume concentration in one customer was a contributing factor to the decision to exit the business. The Company had 1998 high-barrier plastic packaging sales of $28.1 million.

Results of Continuing Operations - Comparing Year to Date 1999 to Year to Date
   1998

The Company reported net sales of $268.5 million for the first nine months of 1999 an increase of 35.7% from sales of $197.8 million for the same period of 1998. Operating earnings of $35.4 million for the nine months increased 33.0% from $26.6 million in the first nine months of 1998. Both the metal and plastic products segments reported increased sales and operating earnings.

Net sales within the metal products segment increased from $120.9 million in the first nine months of 1998 to $152.5 million in 1999. Sales of home canning products, due to good growing conditions throughout North America and the Year 2000 phenomenon, increased $14.1 million. The introduction of the Golden Harvest housewares and specialty glassware product lines added $9.0 million and $2.9 million in consumer product sales, respectively. In April 1999, the Company began test marketing home canning products in Hungary. Market penetration in the initial year was lower than expected, due partially to the availability of a considerable surplus of commercial glass containers normally exported to Russia. Sales of copper-plated zinc coin blanks to both the U.S Mint and the Royal Canadian Mint increased over 1998 adding $6.4 million in sales compared to the previous year. A reduction in zinc battery can and industrial strip sales offset, in part, the increase in coinage sales. Based upon recent discussions with the management of the U.S. Mint, the Company anticipates fourth quarter coinage shipments to be consistent with the third quarter.

Net sales within the plastic products segment increased from $76.9 million in the first nine months of 1998 to $116.5 million in 1999. The late April acquisition of Triangle Plastics contributed $46.2 million of incremental sales. Sales of industrial thermoformed parts from the existing business were essentially the same as the previous period. Increased sales of refrigerator parts were offset by lower sales of bath and other products to the manufactured housing and recreational vehicle industries. Sales of injection molded products increased by $1.4 million as the Company's growth strategy, launched in 1997, continues to foster sales gains. Excluding the 1998 sales produced from the closed Arecibo , Puerto Rico facility, injection molded product sales for the first nine months of 1999 increased $4.8 million or 20.1% compared to the previous year. Sales from the disposed plastic packaging product line were $12.9 million prior to the sale compared to $21.0 million for the first nine months of 1998.

Gross margin percentages increased slightly from 29.5% in the first nine months of 1998 to 29.6% in the first nine months of 1999. The sales volume increase in coinage, injection molded products and industrial thermoformed parts contributed to the margin improvement.

Selling, general and administrative expenses increased 44.7% from $30.5 million in the first nine months of 1998 to $44.2 million in the first nine months of 1999. Triangle Plastics accounted for approximately $8.1 million of the increase. Warehousing costs for the new housewares product line and staff additions, training costs and other expenses in the consumer products operations accounted for substantially all of the remaining increase. To date, the Company has incurred approximately $1.0 million in selling, general and administrative expenses in the Hungarian home canning product test market. Interest expense, net in the first nine months of 1999 was $5.6 million compared to $1.4 million for the same period last year. The increase was due to increased borrowings to finance the Triangle Plastics acquisition. The Company's effective tax rate increased from 38.0% in the first nine months of 1998 to 39.1% in the first nine months of 1999 due primarily to foreign losses for which a tax benefit has not been recorded.

The Company recorded a $19.7 million pre-tax gain on the sale of the plastic packaging product line.

Excluding the 1999 $12.2 million after tax gain on the sale of the plastic packaging product line and the 1998 $0.8 million after tax charge to exit the facility in Arecibo, Puerto Rico, income from continuing operations of $18.0 million increased 9.7% from $16.4 million in the first nine months of 1998. Diluted earnings per share from continuing operations, as adjusted, was $2.63, a 17.4% increase from the $2.24 reported in the first nine months of 1998. Diluted weighted average shares outstanding decreased from 7,325,000 in the first nine months of 1998 to 6,829,000 in 1999 due to the Company purchasing its common stock in the open market. The reduction in shares outstanding added $0.16 to the diluted earnings per share.

Results of Continuing Operations - Comparing Third Quarter 1999 to Third Quarter
   1998

The Company reported net sales of $107.7 million for the third quarter of 1999 an increase of 48.2% from sales of $72.6 million for the same period of 1998. Operating earnings of $16.0 million for the quarter increased 33.8% from $12.0 million in the third quarter of 1998. Both the metal and plastic products segments reported increased sales and operating earnings.

Net sales within the metal products segment increased from $47.0 million in the third quarter of 1998 to $62.4 million in 1999. Sales of home canning products, due to good growing conditions throughout North America and the Year 2000 phenomenon, increased $11.1 million. The introduction of the Golden Harvest housewares and specialty glassware product lines added $1.8 million and $0.7 million in consumer product sales, respectively. Sales of copper-plated zinc coins to the U.S. Mint and the Royal Canadian Mint increased over 1998 adding $1.4 million in sales compared to the previous year. A reduction in zinc battery can and industrial strip sales offset, in part, the increase in coinage sales.

Net sales within the plastic products segment increased from $25.6 million in the third quarter of 1998 to $45.2 million in 1999. The acquisition of Triangle Plastics contributed sales of $25.9 million. Sales of industrial thermoformed parts from the existing business were essentially the same as the previous period. Sales of refrigerator parts increased as the Company's main customer continues to experience strong demand. This gain was offset, however, by lower sales of bath and other products to the manufactured housing and recreational vehicle industries. Sales of injection molded products were essentially the same as the previous period. Sales gains with two ammunition manufacturers were offset by a decline in sales due to the closing of the Arecibo, Puerto Rico plant. Sales from the disposed plastic packaging product line were $6.5 million in the third quarter of 1998.

Gross margin percentages decreased from 31.9% in the third quarter of 1998 to 31.3% in the third quarter of 1999. The introduction of lower margin consumer products and an increase in unfavorable zinc spending and scrap variances contributed to the margin decline.

Selling, general and administrative expenses increased 77.7% from $10.0 million in the third quarter of 1998 to $17.7 million in the third quarter of 1999. Triangle Plastics accounted for approximately $4.9 million of the increase. Warehousing and selling costs for the new housewares product line and staff additions, training costs, and other expenses in the domestic consumer products operations accounted for substantially all of the remaining increase.

Interest expense, net in the third quarter of 1999 was $2.6 million compared to $0.4 million for the same period last year. The increase in net expense was due to increased borrowings to finance the Triangle Plastics acquisition. The Company's effective tax rate increased from 38.0% in the third quarter of 1998 to 41.6% in the third quarter of 1999 due primarily to foreign losses for which a tax benefit has not been recorded.

Income from continuing operations of $7.8 million decreased 1.8% from $8.0 million (excluding the $0.8 million after tax charge to exit the facility in Arecibo, Puerto) in the third quarter of 1998. Diluted earnings per share from continuing operations was $1.14, a 1.8% increase from the, as adjusted, $1.12 in the third quarter of 1998. Diluted weighted average shares outstanding decreased from 7,082,000 in the third quarter of 1998 to 6,843,000 in 1999 due to the Company purchasing its common stock in the open market. The reduction in shares outstanding added $0.04 to diluted earnings per share from continuing operations, as adjusted.

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

The Company financed the acquisition with a new $250 million credit facility consisting of a six year $150 million term loan and a revolving credit facility whereby the Company can borrow up to $100 million through March 31, 2005, when all borrowings mature. The term loan requires quarterly payments of principal escalating from an annual aggregate amount of $15.0 million in the first year to $30.0 million in the fifth and sixth year. Interest on the borrowings is based upon fixed increments over the adjusted London Interbank Offered Rate ("LIBOR") or the agent bank's alternate borrowing rate as defined in the agreement. As part of the new financing, the Company paid off existing debt and incurred a $1.6 million prepayment charge ($1.0 million after-tax).

In May 1999, the Company entered into a three-year interest rate swap with an initial notional value of $90 million. The swap effectively fixes the interest rate on approximately 60% of the Company's term debt at a maximum rate of 7.48% for the three-year period.

Effective May 24, 1999, the Company sold its plastic packaging product line for $28.7 million in cash. Proceeds from the sale were used for debt repayment. This transaction resulted in a gain of $19.7 million.

In January 1999, the Company exited its plastics manufacturing plant in Arecibo, Puerto Rico. The plant was shut down on schedule with costs in line with the amount reserved in 1998. Taking into account the cash proceeds from the sale of certain equipment, tax benefits and costs paid, the transaction provided approximately $1.3 million in cash.

In October 1999, management initiated a plan to exit the Company's plastic thermoforming facility in El Dorado, Arkansas. Operations in this facility will be moved to the Company's Auburndale, Florida facility no later than December 31, 1999. The total cost to exit the facility is anticipated to be $2.2 million which includes a $.8 million loss on the sale and disposal of equipment, $.6 million in future lease obligations net of assumed sublease revenue and $.8 million in other costs consisting primarily of employee severance, consulting and employment obligations, costs to dismantle, transport and set-up equipment and other related fees. The Company expects to ultimately use $.6 million of cash related to this action.

Working capital (excluding the current portion of long-term debt and notes payable) increased $32.0 million from $51.2 million at year-end 1998 to $83.2 million at September 26, 1999. The Company acquired current assets and assumed current liabilities of Triangle Plastics totaling $24.0 million in working capital. Excluding the Triangle Plastics acquisition and the divestiture of the plastic packaging product line, cash and cash equivalents and accounts receivable increased $10.8 million and $17.4 million, respectively, and inventories decreased $3.8 million on strong sales across most product lines.

Capital expenditures were $12.3 million in the first nine months of 1999 compared to $9.1 million for the same period in 1998 and are largely related to maintaining facilities and improving manufacturing efficiencies. 1999 investments included new injection molding machines, upgrading an existing zinc plating line and an investment in a new high precision slitting line for zinc products and improvements made to consumer product assembly lines and information systems.

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

Contingencies

On May 19, 1997 the Company purchased certain assets and assumed certain liabilities of Viking Industries ("Viking Plastics"). To date, the Company has paid $9.4 million and, in accordance with the terms of the asset purchase agreement and subsequent amendment, could pay up to an additional $4.0 million based upon incremental sales over the next two years. The former owner has initiated arbitration proceedings in an effort to accelerate payment of the additional $4.0 million.

The Company has been named a defendant in a lawsuit with respect to a royalty agreement, whereby the licensee believes the Company is obligated to extend a paid-up royalty-free license to the plaintiff. The plaintiff alleges damages in excess of $500,000. In addition, at September 26, 1999, the Company had a receivable of approximately $586,000 recorded in its consolidated balance sheet from this licensee. The Company is prepared to vigorously defend the action and pursue collection of its remaining receivable; however, collection of the receivable and future royalties is dependent upon the ultimate outcome of the lawsuit. In accordance with the terms of the Triangle Plastics asset purchase agreement, the former owner is obligated to pay the first $500,000 of defense costs.

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

Year 2000

The company has identified what it believes are its most significant worst case Year 2000 scenarios for the purpose of helping it to focus its Year 2000 efforts. These scenarios are the interference with the Company's ability to obtain component materials and supplies from vendors, maintain continuous operation of its computer systems, deliver finished product to customers, and invoice and receive payments. As discussed below, the company has taken the steps necessary to ensure that these worst case scenarios are addressed.

The Company has assessed its exposure to potential Year 2000 issues within its businesses and believes it is Year 2000 ready. The assessment included information technology (IT), non-information technology (non-IT), and customer and vendor readiness. Phases within the process included assessment, remediation, testing and implementation. Through the assessment process, the Company identified certain financial and manufacturing systems that were not Year 2000 ready. Remediation, in the form of replacements and upgrades, has been performed to bring these systems into compliance. These systems have been tested and implemented. The failure of the Company to properly assess and remediate Year 2000 problems and properly test or implement solutions could result in disruptions of normal business operations. Such failures could have a material adverse effect upon the financial condition, results of operations, cash flows or competitive position of the Company.

The Company has incurred less than $400,000 in costs associated with the remediation of its own systems. The Company has funded its Year 2000 assessment and remediation costs from internal financial resources. These costs do not include the cost of upgrading or replacing systems for other business reasons. Such measures usually provide the additional benefit of making the systems Year 2000 compliant.

The assessment of customers and suppliers for Year 2000 readiness has been completed. The assessment included third party electronic interfaces. Several suppliers have not yet responded to the Company's inquiries. Follow-up correspondence has been conducted. Other suppliers have disclosed varying degrees of compliance issues but indicate they have plans and procedures in place to become compliant. In all cases, alternate supply sources exist and are available should any of these suppliers not be Year 2000 ready. The Company currently is not aware of any significant customer or supplier with a Year 2000 issue that will materially impact the Company's financial condition, results of operations, cash flows or competitive position. However, the Company has no means of ensuring that customers or suppliers will be Year 2000 ready. The inability of other entities to be prepared could have a material adverse effect on the Company.

While the Company has taken significant measures to minimize any internal risks surrounding Year 2000 issues, the most likely worst case scenarios may involve the failure of third parties with whom the Company does business to address Year 2000 issues. Contingency plans vary among the Company's businesses, however, the majority of the plans provide for adjusting inventory levels, identifying alternative sources of materials and services, establishing crisis response processes to address unexpected problems and defining alternative ways to stabilize business operations quickly. These plans are expected to be in place, tested and refined as needed by December 31, 1999.

It is not expected that Year 2000 issues will have a material adverse effect on the Company. However, it is possible that, for example, disruptions in the economy generally or interruptions in the Company's manufacturing processes because of Year 2000 problems could adversely affect the Company's results of operations, liquidity and financial condition.

Forward-Looking Information

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

Changes in LIBOR interest rates would affect the earnings of the Company. Assuming that LIBOR rates increased 100 basis points over period end rates on the outstanding term debt, the Company's interest expense, after considering the effects of its interest rate swap, would have increased by approximately $250,000 for the nine month period ended September 26, 1999. Since the debt obligation, and related interest rate swap, to which this exposure relates was put in place during the second quarter of 1999, a comparative analysis of the impact of interest rate changes on prior periods would be irrelevant.

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

        None.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        Alltrista Corporation
                                                             (Registrant)



Date:  November 10, 1999                               By:    /s/ Kevin D. Bower
      ------------------------------------------       -------------------------
                                                       Kevin D. Bower
                                                       Senior Vice President and
                                                       Chief  Financial Officer

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                               September 26, 1999

                                  EXHIBIT INDEX


Exhibit      Description                                           Page


27           Financial Data Schedule                         [EDGAR filing only]