Form 10-K
period 1999-12-31
ALLTRISTA CORP
filed 2000-03-30
CIK 895655

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

           (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to _________________

                             Alltrista Corporation

       Indiana                                       0-21052                                35-1828377
State of Incorporation                         Commission File Number                 IRS Identification Number

               5875 Castle Creek Parkway, North Drive, Suite 440
                        Indianapolis, Indiana 46250-4330


      Registrant's telephone number, including area code:  (317) 577-5000
      -------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
-------------------------------       -----------------------------------------
Common Stock, without par value               New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                YES    X       NO
                                                       -----         -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant was $147.8 million based upon the closing market price on March 17, 2000.

Number of shares outstanding as of the latest practicable date.

          Class                                  Outstanding at March 17, 2000
-----------------------------                    -----------------------------
Common Stock, without par value                             6,305,816


                      DOCUMENTS INCORPORATED BY REFERENCE

1. Annual Report to Shareholders for the year ended December 31, 1999, attached hereto as exhibit 13.1, to the extent indicated in Parts I, II, and IV. Except as to information specifically incorporated, the 1999 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K report.

2. Proxy statement filed with the Commission dated April 3, 2000 to the extent indicated in Part III.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-K



Part I                                                                                                        PAGE
Item 1.     Business                                                                                           3
Item 2.     Properties                                                                                         8
Item 3.     Legal Proceedings                                                                                  8
Item 4.     Submission of Matters to a Vote of Security Holders                                                8

Part II

Item 5.     Market for Registrant's Common Stock and Related Shareholder Matters                               8
Item 6.     Selected Financial Data                                                                            8
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations              9
Item 7a.    Qualitative and Quantitative Disclosure About Market Risk                                          9
Item 8.     Financial Statements and Supplementary Data                                                        9
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure               9

Part III

Item 10.    Directors and Executive Officers of the Registrant                                                10
Item 11.    Executive Compensation                                                                            11
Item 12.    Security Ownership of Certain Beneficial Owners and Management                                    11
Item 13.    Certain Relationships and Related Transactions                                                    11

Part IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                  11

Signatures                                                                                                    12

Index to Financial Statement Schedules                                                                        13

Index to Exhibits                                                                                             16

PART I

Item 1.  Business

  The businesses comprising Alltrista Corporation (the "Company") have interests in metal and plastics products. The following sections of the 1999 Annual Report to Shareholders contain financial and other information concerning Company operations and are incorporated herein by reference: the financial statement notes "Significant Accounting Policies" (Note 1) and "Business Segment Information" (Note 2) on pages 18 through 20; and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 13.

  In April 1996, the Company sold its metal services plants, real estate, equipment and certain inventory ending the Company's involvement in metal coating and decorating for food packaging. On September 30, 1997, the Company sold the machine vision inspection equipment product line of LumenX. The sale consisted primarily of inventory, fixed assets and intangibles. Effective September 28, 1998, the Company sold the x-ray inspection equipment product line of LumenX, ending the Company's involvement in the capital goods market. Effective May 24, 1999, the Company sold its plastic packaging product line, which produced coextruded high-barrier plastic sheet and containers for the food processing industry.

Metal Products Segment

  The Company's metal products segment includes consumer and zinc products.

Consumer Products

  The Company markets a line of home food preservation and preparation products that includes Ball(R), Kerr(R), Bernardin(R) and Golden Harvest(R) brand home canning jars and jar closures and related food products (including fruit pectin, fruit protector, pickle mixes and tomato mixes). Jar closures are manufactured by the Company principally from tin-plated steel sheet. Food products purchased from others for resale are manufactured and packaged to the Company's specifications. Beginning in 1999, the Company began marketing a line of housewares including tumblers, beverage tappers and other glassware.

  At the end of the third quarter of 1994, the Company acquired the Fruit-Fresh(R) brand of fruit protector from Joh. A. Benckiser GmbH. The transaction resulted in the acquisition of inventory and the Fruit-Fresh(R) brand name. Bernardin Ltd. was purchased from American National Can during the fourth quarter of 1994. Bernardin Ltd. markets home canning products and produces metal closures for home canning in Canada. At the end of the first quarter of 1996, the Company acquired certain assets from Kerr Group, Inc. ("Kerr") related to their home food preservation products. The Company purchased the equipment, raw materials inventory and a license to use the Kerr(R) trade name. In October 1997, the Company entered into an agreement to market and distribute the Golden Harvest(R) line of home canning products, which includes jars and lids.

  The demand for home canning supplies is seasonal. Sales generally reflect the pattern of the growing season. Although home canning jars are reusable, the jar closures are replaced after use. Accordingly, a large portion of the Company's sales is represented by sales of new closures and related food products for use with home canning jars.

  The home canning market has declined over the past few decades. Management believes the decline has moderated based on its view that the home canning market has already adjusted for the lifestyle changes that occurred in the 1980s (i.e., two wage-earner families and trends toward fast food and convenience foods) and that a core base in this market will be maintained. In recent years, the trend to more health conscious eating habits has helped maintain the demand for home canning products. The demand for home canning supplies has historically been contra-cyclical relative to the macro-economy. The Company's line of home canning mixes simplify food preservation consistent with consumer preferences for convenience. Growth opportunities exist through new products and product line extensions as well as acquisitions. Currently, the Company is test-marketing home canning products outside of the United States and Canada.

  Sales are made through well-established distribution channels to approximately 1,900 wholesale and retail customers (principally food, hardware and mass merchants) in the United States and Canada. Sales to one large retail customer exceeded 10% of the Company's 1999 consumer product sales.

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

Zinc Products

  The Company began the manufacture of closures for its home canning jars in 1885 using zinc as the primary material and expanded the zinc product line to include other products through internal development. The Company produces copper plated zinc penny blanks for the U.S. Mint and Royal Canadian Mint, cans for use in zinc/carbon batteries, zinc strip and a line of industrial zinc products, including various products used in the plumbing, automotive, electrical component markets and European architectural markets.

  The Company's largest zinc products customer is the U.S. Mint who comprised approximately 48% of the Company's zinc product net sales and approximately 8% of the Company's consolidated net sales. The Company is affected by fluctuations in penny blank requirements of the United States Department of the Treasury and the Federal Reserve System. Although the future use of the penny as legal tender has been debated in recent years, the zinc penny is still considered a cost effective currency unit by the U.S. Mint. In September 1996, the U.S. Mint awarded the Company a five-year supply contract. In November 1998 this contract was extended two years, awarding the Company all the U.S. Mint requirements. The U.S. Mint supplies the zinc and copper used to produce the penny blanks under this contract. The Company won a multi-year contract in 1996 to produce copper plated zinc penny blanks for the Royal Canadian Mint and currently supplies all of this mint's requirements. The Company is currently pursuing other coinage opportunities in the United States and abroad.

  Until the last few years, a significant portion of the Company's zinc product sales were battery cans sold to two manufacturers, which together account for a large percentage of the United States zinc/carbon battery production. One of the two manufacturers ceased to purchase cans from the Company in 1998. The other manufacturer has significantly reduced the volume of cans purchased. Battery can sales represented 8.9%, 11.3% and 28.5% of the Company's 1999, 1998 and 1997 zinc product sales, respectively. The domestic market for zinc/carbon batteries has declined in recent years and will continue to decline as U.S. manufacturers shift their emphasis toward the alkaline battery market.

  On December 21, 1999, the Company acquired a 51 percent equity interest in Microlin, LLC ("Microlin") from Elkem Metals Advanced Products Corporation. Microlin, located in Salt Lake City, Utah, is a developer of proprietary battery technology. The Company is the operating shareholder of Microlin as it moves to commercialize patented battery technology in consumer, healthcare, veterinary and industrial markets. The batteries will utilize zinc-based materials produced by the Company.

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

  The Company's anticorrosion zinc Lifejacket(R) is becoming increasingly recognized as a cost effective solution to arrest the corrosion of the reinforcement steel within poured concrete structures. The Company recently entered into a licensing agreement with a unit of Bermah Castrol plc to market the Lifejacket(R). This agreement gives the Company a marketing presence in Europe and Asia.

  The Company is the largest United States zinc strip producer. There are only two other zinc strip producers in North America, neither of which has the physical facilities to compete for high volume customer requirements in close tolerance, high quality and specialty rolled products.

Raw Materials

  Raw materials used by the Company's metal products segment include glass canning jars which are supplied under an agreement with Anchor Glass Container Corporation, tin-plated steel used to manufacture jar closures which is supplied under various supply agreements and zinc ingot which is readily available from a variety of sources. The Company's metal products segment is not experiencing any shortage of raw materials.

Plastic Products Segment

  The plastic products segment includes thermoformed industrial parts and propriety products and injection molded products, each of which is discussed briefly below.

Thermoformed Industrial Parts and Propriety Products

  Effective April 25, 1999, the Company acquired the net assets of Triangle Plastics, Inc. and its TriEnda subsidiary ("Triangle Plastics") and is now the largest industrial thermoformer in the United States. Triangle Plastics designs and manufactures custom heavy gauge industrial thermoformed parts for original equipment manufacturers in a variety of industries, including the heavy truck, agricultural, portable toilet, recreational and construction markets. TriEnda produces plastic thermoformed products for material handling applications. Triangle Plastics employs approximately 1,000 people and has a technical center and five production facilities located in Florida, Iowa, Tennessee and Wisconsin.

   The Company competes with numerous industrial thermoformers. Approximately 23.2% of the Company's 1999 industrial thermoformed part sales were to four heavy truck manufacturers. Increasingly, original equipment manufacturers are looking for fewer and higher quality suppliers. The Company has the capacity required for high volume and the ability to provide value-added services including design, engineering, tool making and assembly. Within the Company's technical center, customers, resin suppliers and extruders work together to develop new plastic compounds and design and test new product applications. These factors foster long-term relationships with the customer and give the Company a competitive advantage.

  The Company is a leading designer and manufacturer of single and twin-sheet plastic pallets, custom dunnage and other material handling products, which are sold to customers in a wide variety of industries including automotive, government, grocery, printing and others. The Company extrudes high-density, polyethylene sheet at its Portage, Wisconsin facility which is used in the manufacturing of products at various Company facilities. The Company sells its products through a direct sales force and approximately 40 manufacturer representatives who typically sell a broad line of material handling products. Over 10% of the Company's 1999 material handling products were sold to the United States Postal Service. Beginning October 1998, the Company and a limited number of competitors were awarded a multi-year contract to supply, in the aggregate, 10 million postal pallets and 500,000 hampers.

  The material handling industry is highly competitive with wood pallets representing over 90% of the market. A growth opportunity exists as customers realize the benefits of plastic pallets, which are lighter, stronger, more durable and friendlier to the environment than wood. This opportunity should be realized as customers convert their logistic systems to ensure pallet returns. Engineering and developing creative material handling solutions is a point of competitive differentiation for the Company. Currently, the Company's patented pallet leg is the industry standard and is required for the postal contract.
The Company's most recent pallet entry into the distribution market incorporates five different patented or trademarked features.

  On May 19, 1997, the Company purchased certain net assets of Viking Industries ("Viking") which manufactures thermoformed plastic tubs, shower surrounds and other bath products sold to the manufactured housing, recreational vehicle, home, and marine industries under the "Capri Bath Products" name. These products are sold primarily through distributors to manufactured housing and recreational vehicle manufacturers. Historically, a large portion of the Company's bath products sales were to one distributor. As a result of the acquisition of Viking's largest competitor by this distributor, during 1998, the Company redirected the distribution of its bath products to various regional
distributors and a direct sales strategy.   On May 27, 1999 and October 25,
1999, the Company announced it would close the South Whitley, Indiana and El Dorado, Arkansas facilities, respectively, and move the production of the bath products to a Triangle Plastics facility.

  The Company manufactures primarily thermoformed plastic door liners and evaporator trays for refrigerators in its Fort Smith, Arkansas, facility. Approximately 22.2% of the Company's 1999 thermoformed product sales were to one customer in the home appliance industry. The Company is well established in serving this multi-location account based on its focus on providing a high level of customer service, such as product tooling design, high quality standards, proximity and just-in-time delivery. In addition, the Company has demonstrated the ability to supply 100% of the after market inner door liner service parts for this dominant customer. Therefore, it enjoys a sole source position with this customer. Effective January 1, 1999, the Company entered into a new three-year supply agreement with this customer. In addition, sales of the Company's plastic tables continue to grow and other products are being developed to reduce dependency on a single customer. The Company supplements the bath product sheet requirements with sheet produced by the Fort Smith facility.

Injection Molded Products

  The Company has plastic injection molding operations in three locations, Reedsville, Pennsylvania; Greenville, South Carolina; and Springfield, Missouri. The Springfield facility was constructed during 1995 with production beginning in early 1996. A major part of this facility is devoted to fulfilling supply agreements to produce internal components for shotgun shells for two major U.S. producers. The Company had operations in Arecibo, Puerto Rico. Due to limited growth potential as a result of the phase out of section 936 of the Internal Revenue Code, the Company ceased operations in this plant in January 1999.

  The Company manufactures precision custom injection molded components for major companies in the healthcare and consumer products industries. The Company also owns Yorker(R) Closures, a proprietary product line of plastic closures.

  Products for the healthcare industry, which include such items as intravenous harness components and surgical devices, comprised approximately 42% of the Company's 1999 injection molded product sales. Precision consumer products include components for retail items and accounted for approximately 45% of the Company's 1999 injection molded product sales. The remaining sales were primarily closures. Sales to each of three major customers were greater than 10% and in the aggregate 62% of the Company's total 1999 injection molded product sales.

  The market for injection molded plastics is highly competitive. The Company concentrates its marketing efforts in those markets that require high levels of precision, quality, engineering expertise and cleanliness. There is potential for continued growth in all product lines, especially in the healthcare market, where the Company's quality, service and "clean room" molding operations are critical competitive factors. The Company believes that the quality and cleanliness of these facilities provide a competitive advantage with respect to this market. Except for Yorker(R) Closures, molds used by the Company to manufacture its products are owned by its customers.

Raw Materials

  Raw materials used in the Company's plastic products segment consist primarily of plastic resins and extruded sheet, most of which are available from a variety of sources at competitive prices. Currently, the plastic products segment is not experiencing any shortage of raw materials.

Capital Expenditures

  The Company's businesses generally are not significantly affected by rapid technological change. Consequently, capital spending derives from the need to replace existing assets, expand capacity, manufacture new products, improve quality and efficiency, facilitate cost reduction and meet regulatory requirements.

Patents and Trademarks

  The Company believes that none of its active patents or trademarks is essential to the successful operation of its business as a whole. However, one or more patents or trademarks may be material in relation to individual products or product lines such as property rights to use the Kerr(R) brand, Ball(R) brand, and Fruit-Fresh(R) brand names, and the Bernardin(R) trade name in connection with certain goods to be sold, including home food preservation supplies, kitchen housewares and packaged foods for human consumption. In the event of a change of control of the Company which has not received the approval of a majority of the board of directors of the Company, Ball Corporation ("Ball") and Kerr have the option to require the re-transfer of the right to use the Ball(R) and Kerr(R) brand names, respectively.

Government Contracts

  The Company enters into contracts with the United States Government which contain termination provisions customary for government contracts. See "--Metal Products Segment--Zinc Products" and "-- Plastic Products Segment--Thermoformed Industrial Parts and Propriety Products." The United States Government retains the right to terminate such contracts at its convenience. However, if the contract is terminated, the Company is entitled to be reimbursed for allowable costs and profits to the date of termination relating to authorized work performed to such date. The United States Government contracts are also subject to reduction or modification in the event of changes in government requirements or budgetary constraints. Since entering into a contract with the Company in 1981, the United States Government has not terminated the penny blank supply arrangement.

Backlog

  The Company typically sells under supply contracts for minimum (generally exceeded) or indeterminate quantities and, accordingly, is unable to furnish backlog information.

Research and Development

  Research and development costs are expensed as incurred in connection with the Company's internal programs for the development of products and processes and have not been significant in recent years.

Environmental Matters

  Compliance with federal, state and local provisions, which have been enacted or adopted relating to protection of the environment, has not had a material adverse effect on the Company. In 1990, Congress passed amendments to the Clean Air Act, which imposed more stringent standards on air emissions. The Clean Air Act amendments primarily affect the operation of the Company's zinc products manufacturing facility. Environmental control and capture systems in place at the facility meet the amended standards.

  The Environmental Protection Agency has designated the Company as a potentially responsible party, along with numerous other companies, for the clean up of several hazardous waste sites. Information at this time does not indicate that disposition of any of the environmental disputes the Company is currently involved in will have a material, adverse effect upon the financial condition, results of operations, cash flows or competitive position of the Company.

Employees

  As of December 1999, the Company employed approximately 2,000 people. Approximately 320 union workers are covered by two collective bargaining agreements at the Company's zinc products and consumer products manufacturing facilities. These agreements expire at the consumer products facility (Muncie, Indiana) on October 14, 2001, and at the zinc products facility (Greeneville, Tennessee) on October 4, 2003. Approximately 240 union workers are covered by a collective bargaining agreement at the Company's two plastic products facilities located in Winthrop and Oelwein, Iowa. This agreement expires on December 1, 2001.

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

                                                                                                             Approximate
                                                                                                             Floor Space
       Plant Location                          Business Segment/ Product Line                               in Square Feet
       --------------                          ------------------------------                               --------------
Greeneville, Tennessee                      Metal Products/Zinc Products                                        320,000
Muncie, Indiana                             Metal Products/Consumer Products                                    173,000
Toronto, Canada (leased)                    Metal Products/Consumer Products                                     30,000
Portage, Wisconsin                          Plastic Products/Industrial Thermoformed Parts                      300,000
Winthrop, Iowa                              Plastic Products/Industrial Thermoformed Parts                      140,000
Fort Smith, Arkansas                        Plastic Products/Industrial Thermoformed Parts                      140,000
Oelwein, Iowa (leased)                      Plastic Products/Industrial Thermoformed Parts                      135,000
Auburndale, Florida                         Plastic Products/Industrial Thermoformed Parts                       90,000
Cookeville, Tennessee (leased)              Plastic Products/Industrial Thermoformed Parts                       41,000
Independence, Iowa (leased)                 Plastic Products/Industrial Thermoformed Parts                       31,000
Reedsville, Pennsylvania                    Plastic Products/Injection Molded Products                           73,000
Greenville, South Carolina                  Plastic Products/Injection Molded Products                           48,000
Springfield, Missouri                       Plastic Products/Injection Molded Products                           43,000

Within the last year, the Company ceased operations in two leased thermoforming
facilities.   The lease on the South Whitley, Indiana facility expired in 1999.
The Company is seeking a sublessor for the El Dorado, Arkansas facility where the lease expires in May 2004.

Item 3.  Legal Proceedings

  The Company is involved in various legal disputes in the ordinary course of business. The information required by Item 3 appears under the caption "Contingencies" (Note 12) on page 25 of the 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 4.  Submission of Matters to Vote of Security Holders

  There were no matters submitted to the security holders during the fourth quarter of 1999.

PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters

  Alltrista Corporation common stock is traded on the New York Stock Exchange under the symbol "ALC." There were 4,272 common shareholders of record on March 17, 2000. The Company currently does not and does not intend to pay cash dividends on its common stock in the foreseeable future. Cash generated from operations will be invested to support competitiveness and growth. The Company has repurchased its own common stock into treasury to offset the dilutive effect of shares issued under employee benefit plans. The Company has periodically repurchased additional shares as a flexible and tax efficient means of distributing excess cash to shareholders.

  Other information required by Item 5 appears under the caption "Quarterly Stock Prices" (Note 13) on page 25 of the 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.  Selected Financial Data

  The information required by Item 6 appears in the section titled "Six-Year Review of Selected Financial Data" on page 27 of the 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 10 through 13 of the 1999 Annual Report to Shareholders is incorporated herein by reference.

Item 7a.  Qualitative and Quantitative Disclosure About Market Risk

  Qualitative and Quantitative Disclosure About Market Risk, on page 13 of the 1999 Annual Report to Shareholders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

  The consolidated financial statements and notes thereto, appearing on pages 14 through 27 of the 1999 Annual Report to Shareholders, together with the report thereon of Ernst & Young LLP dated February 2, 2000 appearing on page 28 of the 1999 Annual Report to Shareholders, are incorporated herein by reference.

  The report of Price Waterhouse LLP, the Company's independent accountants during the financial statement period covering the year ended December 31, 1997 follows:

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Alltrista Corporation

In our opinion, the consolidated statements of income, of comprehensive income, of changes in shareholders' equity and of cash flows, prior to restatement (not presented separately herein), present fairly, in all material respects, the results of operations and cash flows of Alltrista Corporation and its subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Alltrista Corporation and its subsidiaries for any period subsequent to December 31, 1997 nor have we examined any adjustments applied to the financial statements for the year ended December 31, 1997.



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

  A change in the Company's certifying accountant was disclosed in a Form 8-K (Commission File Number 0-21052) dated March 18, 1998.

PART III

Item 10.  Directors and Executive Officers of the Registrant

  The executive officers of the company are as follows:

Thomas B. Clark, age 54, is president and chief executive officer of the Company. Mr. Clark has been president since March 1994 and became chief executive officer on January 1, 1995. From April 1993 to March 1994, Mr. Clark served as senior vice president and chief financial officer. Mr. Clark served as vice president of Ball from August 1992 until April 1993. Mr. Clark joined Ball in August 1976 as director of planning, was elected vice president, planning and development in April 1985 and served as vice president, communications, planning and development from May 1989 until August 1992. Mr. Clark also serves as a director of First Merchants Corporation, Muncie, Indiana.

Kevin D. Bower, age 41, is senior vice president and chief financial officer of the Company. From March 1994 to April 1997 Mr. Bower served as vice president of finance and controller of the Company. From April 1993 to March 1994 Mr. Bower served as vice president and controller of the Company. Mr. Bower joined Ball in November 1992. Prior to that time, he served as a senior manager with the public accounting firm of Price Waterhouse.

Jerry T. McDowell, age 58, is group vice president, metal products, of the Company. From December 1994 to March 1998 Mr. McDowell served as senior vice president and chief operating officer of the Company. Mr. McDowell served as president of Zinc Products Company from April 1993 to December 1994. Since joining Ball in 1970, Mr. McDowell served in various operating positions within the Company's Zinc Products division. From July 1979 to April 1993, Mr. McDowell served as president of Ball's Zinc Products division.

John F. Zappala, age 55, joined the Company in October 1998 as group vice president, plastic products. From 1992 until 1998 he served as vice president and general manager of the Royalite Division of Uniroyal Technology Corporation. From 1987 to 1992 Mr. Zappala was with Sprague Electric, his last position with that company being vice president and director of sales operations. From 1980 to 1987 Mr. Zappala was with General Electric, his last position there being manager, field market development of specialty plastics.

Angela K. Knowlton, age 37, is vice president, finance and treasurer of the Company. From April 1997 to February 2000 Ms. Knowlton served as vice president and treasurer of the Company. From August 1994 to April 1997 Ms. Knowlton served as director, taxation. From August 1993 to August 1994 Ms. Knowlton served as manager, taxation. Prior to joining the Company in August 1993, Ms. Knowlton served as a manager with the public accounting firm of Price Waterhouse.

J. David Tolbert, age 39, is vice president, human resources and administration of the Company. From April 1997 to October 1998 Mr. Tolbert served as vice president, human resources and corporate risk of the Company. From October 1993 to April 1997 Mr. Tolbert served as director of human resources of the Company. Since joining Ball in 1987, Mr. Tolbert served in various human resource and operating positions of Ball's and the Company's former Plastic Packaging division.

  Other information required by Item 10 appearing under the caption "Director Nominees and Continuing Directors" on pages 2 and 3 of the Company's proxy statement filed pursuant to Regulation 14A, dated April 3, 2000, is incorporated herein by reference.

  The disclosure of two delinquent Form 4 filings appears under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 16 of the Company's proxy statement filed pursuant to Regulation 14A, dated April 3, 2000, is incorporated herein by reference. The proxy statement will be filed with the Commission no later than April 3, 2000.

Item 11.  Executive Compensation

  The information required by Item 11 appearing under the caption "Executive Compensation" on pages 7 through 13 of the Company's proxy statement filed pursuant to Regulation 14A dated April 3, 2000 is incorporated herein by reference. The proxy statement will be filed with the Commission no later than April 3, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The information required by Item 12 appearing under the captions "Voting Securities and Principal Shareholders" on page 4 and "Security Ownership by Management and Directors" on page 5 of the Company's proxy statement filed pursuant to Regulation 14A dated April 3, 2000, is incorporated herein by reference. The proxy statement will be filed with the Commission no later than April 3, 2000.

Item 13.  Certain Relationships and Related Transactions

  No disclosure required under Item 13.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)     List of documents filed as part of this report.

    (1) Financial Statements

        The following documents are filed as part of this report and incorporated herein by reference from the indicated pages of the Company's 1999 Annual Report to Shareholders.

                                                                                                       Page(s) in
                                                                                                     Annual Report
                                                                                                     -------------------
        Consolidated statements of income - Years ended December 31, 1999, 1998 and
        1997                                                                                              14

        Consolidated balance sheets - December 31, 1999 and 1998                                          15

        Consolidated statements of cash flows - Years ended December 31, 1999 1998 and
        1997                                                                                              16


        Consolidated statements of changes in shareholders' equity - Years ended
        December 31, 1999, 1998 and 1997                                                                  17

        Consolidated statements of comprehensive income - Years ended December 31,
        1999, 1998 and 1997                                                                               17

        Notes to consolidated financial statements                                                     18 to 27

        Report of independent auditors                                                                    28

    (2) Financial Statement Schedule:

        See the Index to the Financial Statement Schedule on page 13 of this Form 10-K.

    (3) Exhibits:

  See the Index to Exhibits on pages 16 and 17 of this Form 10-K.

(b)    Reports on Form 8-K

  There were no reports on Form 8-K filed during the fourth quarter of the year ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ALLTRISTA CORPORATION
                                   (Registrant)

                                     By:  /s/ Thomas B. Clark
                                          -------------------------------------
                                          Thomas B. Clark
                                          President and Chief Executive Officer
                                          March 28, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

(1)     Principal Executive Officer:

        /s/ Thomas B. Clark
     ---------------------------------------------           President and Chief Executive Officer
        Thomas B. Clark                                      March 28, 2000

(2)     Principal Financial Accounting Officer:


        /s/ Kevin D. Bower
     ---------------------------------------------           Senior Vice President and Chief Financial Officer
        Kevin D. Bower                                       March 28, 2000

(3)     Board of Directors:

        /s/ William L. Peterson
     ---------------------------------------------           Chairman and Director
        William L. Peterson                                  March 28, 2000

        /s/ Thomas B. Clark
     ---------------------------------------------           President, Chief Executive Officer and Director
        Thomas B. Clark                                      March 28, 2000

        /s/ Douglas W. Huemme
     ---------------------------------------------           Director
        Douglas W. Huemme                                    March 28, 2000

        /s/ Richard L. Molen
     ---------------------------------------------           Director
        Richard L. Molen                                     March 28, 2000

        /s/ Lynda Watkins Popwell
     ---------------------------------------------           Director
        Lynda Watkins Popwell                                March 28, 2000

        /s/ Patrick W. Rooney
     ---------------------------------------------           Director
        Patrick W. Rooney                                    March 28, 2000

        /s/ David L. Swift
     ---------------------------------------------           Director
        David L. Swift                                       March 28, 2000

        /s/ Robert L. Wood
     ---------------------------------------------           Director
        Robert L. Wood                                       March 28, 2000

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                   Index to the Financial Statement Schedule


                                                                              Form 10-K
                                                                                Page
                                                                            ------------
Reports of Independent Accountants on the Financial Statement Schedule         14*

Schedule II  Valuation and Qualifying Accounts and Reserves                    15

The financial statement schedule should be read in conjunction with the consolidated financial statements in the 1999 Annual Report to Shareholders. Schedules not included in this additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

* The report of Ernst & Young LLP on the financial statement schedule is filed as Exhibit 23.1 with this Annual Report on Form 10-K.

                    Report of Independent Accountants on the
                          Financial Statement Schedule





To the Board of Directors of
Alltrista Corporation


Our audit of the consolidated financial statements referred to in our report of January 30, 1998 included in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein, as of and for the year ended December 31, 1997, when read in conjunction with the related consolidated financial statements.



/s/ Price Waterhouse LLP

Indianapolis, Indiana
January 30, 1998

                                                                     Schedule II
                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (thousands of dollars)

                                              Balance at        Charges to                                       Balance at
                                              beginning         costs and         Deductions                      end of
                                              of period          expense        from reserves      Other (1)      period
                                            -------------     -------------    ---------------    ----------   ------------
Reserves against accounts receivable:
              1999                          $      (1,081)        $    (578)   $            48    $     (124)  $     (1,735)
              1998                          $      (1,023)        $    (400)   $           342    $      -     $     (1,081)
              1997                          $      (1,129)        $    (542)   $           648    $      -     $     (1,023)

(1) Effective April 25, 1999, the Company acquired the net assets of Triangle Plastics, Inc. and its TriEnda subsidiary.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                               Index to Exhibits


  Exhibit
  Number            Description of Exhibit
-----------         ----------------------------------------------------------------------------------------------------
3.1                 Form of Amended Articles of Incorporation (filed as Exhibit 3.1 to the Company's Registration
                    Statement on Form 10, Filing No. 0-21052, and incorporated herein by reference), filed October
                    20, 1992

3.2                 Form of Bylaws of Alltrista Corporation (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, Filing No. 0-21052, and incorporated herein by reference), filed May 12, 1999

4.1                 Form of Common Stock Certificate of Alltrista Corporation (filed as Exhibit 4.1 to the Company's
                    Registration Statement on Form 10, Filing No. 0-21052, and incorporated herein by reference), filed March 17, 1993

4.2                 Form of Rights Agreement (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q,
                    Filing No. 0-21052, and incorporated herein by reference), filed May 12, 1999

10.1                Form of Alltrista Corporation 1999 Economic Value Added and Growth Incentive Compensation Plan
                    for Key Members of Management

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

10.6                Form of Change of Control Agreement (filed as Exhibit 10.6 to the Company's Annual Report on
                    Form 10-K, Filing No. 0-21052, and is incorporated herein by reference), filed March 29, 1999

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


  Exhibit
  Number            Description of Exhibit
-----------         ----------------------------------------------------------------------------------------------------
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

   13.1             Alltrista Corporation 1999 Annual Report to Shareholders (The Annual Report to Shareholders,
                    except for those portions thereof incorporated by reference, is furnished for the information of the Commission and is not to be deemed filed as part of this Form 10-K).

   21.1             Subsidiaries of Alltrista Corporation

   23.1             Consent of Independent Accountants

   23.2             Consent of Independent Auditors

   27.1             Financial Data Schedule (electronic copy only)

   99.1             Forward-Looking Statements

   Copies of exhibits incorporated by reference can be obtained from the SEC and are located in SEC File No. 0-21052.