Form 10-Q
period 2000-04-02
ALLTRISTA CORP
filed 2000-05-17
CIK 895655

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-Q

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 2, 2000

                                      OR

  [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Transition period from to

                               ----------------

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                         Outstanding at April 30, 2000
                   -----                         -----------------------------
      Common Stock, without par value                  6,309,640 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     ALLTRISTA CORPORATION AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q

                       For the period ended April 2, 2000

                                     INDEX

                                                                          Page
                                                                         Number
                                                                         ------
PART I. FINANCIAL INFORMATION:

  Item 1. Financial Statements

    Unaudited Condensed Consolidated Statements of Income for the three
     month periods ended April 2, 2000 and March 28, 1999...............    3

    Unaudited Statements of Comprehensive Income for the three month
     periods ended April 2, 2000 and March 28, 1999.....................    4

    Unaudited Condensed Consolidated Balance Sheets at April 2, 2000 and
     December 31, 1999..................................................    5

    Unaudited Condensed Consolidated Statements of Cash Flows for the
     three month periods ended April 2, 2000 and March 28, 1999.........    6

    Notes to Unaudited Condensed Consolidated Financial Statements......    7

  Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations............................................   11

  Item 3. Quantitative and Qualitative Disclosures About Market Risk....   13

PART II. OTHER INFORMATION..............................................   14

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     ALLTRISTA CORPORATION AND SUBSIDIARIES

             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (in thousands, except per share amounts)

                                                                Three month
                                                               period ended
                                                             ------------------
                                                              April   March 28,
                                                             2, 2000    1999
                                                             -------  ---------
Net sales................................................... $81,292   $51,634
Costs and expenses
  Cost of sales.............................................  62,597    39,341
  Selling, general and administrative expenses..............  13,398     8,207
  Goodwill amortization.....................................   1,551       349
                                                             -------   -------
Operating earnings..........................................   3,746     3,737
Interest expense, net.......................................  (3,071)     (568)
                                                             -------   -------
Income from continuing operations before taxes and minority
 interest...................................................     675     3,169
Provision for income taxes..................................    (263)   (1,206)
Minority interest in loss of consolidated subsidiary........      32       --
                                                             -------   -------
Income from continuing operations...........................     444     1,963
Discontinued operations:
  Gain on disposal of discontinued operations, net of income
   tax expense..............................................     --        136
                                                             -------   -------
    Net income.............................................. $   444   $ 2,099
                                                             =======   =======
Basic earnings per share:
  Income from continuing operations......................... $   .07   $   .29
  Discontinued operations...................................     --        .02
                                                             -------   -------
    Net income.............................................. $   .07   $   .31
                                                             =======   =======
Diluted earnings per share:
  Income from continuing operations......................... $   .07   $   .29
  Discontinued operations...................................     --        .02
                                                             -------   -------
    Net income.............................................. $   .07   $   .31
                                                             =======   =======
Weighted average shares outstanding:
  Basic.....................................................   6,421     6,749
  Diluted...................................................   6,474     6,844

      See accompanying notes to unaudited condensed consolidated financial statements.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES

                  UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

                             (thousands of dollars)

                                                              Three month period
                                                                    ended
                                                              ------------------
                                                              April 2, March 28,
                                                                2000     1999
                                                              -------- ---------
Net income...................................................   $444    $2,099
Foreign currency translation.................................   (206)      110
                                                                ----    ------
Comprehensive income.........................................   $238    $2,209
                                                                ====    ======





      See accompanying notes to unaudited condensed consolidated financial statements.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                             (thousands of dollars)

                                                              April 2,  December 31,
                           ASSETS                               2000        1999
                           ------                             --------  ------------
Current assets
  Cash and cash equivalents.................................. $  1,855    $ 17,394
  Accounts receivable, net...................................   49,643      36,931
  Inventories:
    Raw materials and supplies...............................   11,753      17,155
    Work in process..........................................   15,781       9,400
    Finished goods...........................................   40,419      31,353
Deferred taxes on income.....................................    6,794       6,794
Prepaid expenses.............................................    2,624       2,449
                                                              --------    --------
      Total current assets...................................  128,869     121,476
                                                              --------    --------
Property, plant and equipment, at cost.......................  177,449     174,026
Accumulated depreciation.....................................  (87,541)    (84,160)
                                                              --------    --------
                                                                89,908      89,866
Goodwill, net................................................  112,998     115,276
Other assets.................................................   11,982      12,133
                                                              --------    --------
      Total assets........................................... $343,757    $338,751
                                                              ========    ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------
Current liabilities
  Current portion of long-term debt.......................... $ 20,344    $ 19,094
  Notes payable..............................................   17,526         607
  Accounts payable...........................................   33,166      26,895
  Accrued salaries, wages and employee benefits..............    9,629      10,889
  Other current liabilities..................................    6,059       9,380
                                                              --------    --------
      Total current liabilities..............................   86,724      66,865
                                                              --------    --------
Noncurrent liabilities
  Long-term debt.............................................  115,987     121,060
  Deferred taxes on income...................................   11,348      11,865
  Other noncurrent liabilities...............................   15,067      14,554
                                                              --------    --------
      Total noncurrent liabilities...........................  142,402     147,479
                                                              --------    --------
Minority interest in subsidiary..............................    1,388       1,382
                                                              --------    --------
Contingencies................................................      --          --
Shareholders' equity:
  Common stock (7,964,766 common shares issued and 6,309,703
   shares outstanding at April 2, 2000)......................   39,860      39,952
  Retained earnings..........................................  113,675     113,231
  Accumulated other comprehensive loss-cumulative translation
   adjustment................................................     (625)       (419)
                                                              --------    --------
                                                               152,910     152,764
Less: treasury stock (1,655,063 shares at cost at April 2,
 2000).......................................................  (39,667)    (29,739)
                                                              --------    --------
      Total shareholders' equity.............................  113,243     123,025
                                                              --------    --------
      Total liabilities and shareholders' equity............. $343,757    $338,751
                                                              ========    ========

      See accompanying notes to unaudited condensed consolidated financial statements.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (thousands of dollars)

                                                               Three month
                                                              period ended
                                                            ------------------
                                                            April 2,   March
                                                              2000    28, 1999
                                                            --------  --------
Cash flows from operating activities
  Net income............................................... $    444  $  2,099
  Reconciliation of net income to net cash provided by
   operating activities:
    Depreciation...........................................    3,527     2,226
    Amortization...........................................    1,652       408
    Deferred employee benefits.............................      399        63
    Minority interest......................................      (32)      --
    Other, net.............................................      326       (45)
  Changes in working capital components....................  (20,893)  (22,745)
                                                            --------  --------
      Net cash used in operating activities................  (14,577)  (17,994)
                                                            --------  --------
Cash flows from financing activities
  Proceeds from revolving credit borrowings................   20,082     2,900
  Payments on revolving credit borrowings..................   (3,164)      --
  Payments on notes payable................................   (3,823)      --
  Proceeds from issuance of common stock...................      458       258
  Purchase of treasury stock...............................  (10,485)     (910)
                                                            --------  --------
      Net cash provided by financing activities............    3,068     2,248
                                                            --------  --------
Cash flows from investing activities
  Additions to property, plant and equipment...............   (4,076)   (4,226)
  Proceeds from sale of property, plant and equipment......      --        866
  Proceeds from divestitures of businesses and product
   lines...................................................      --        362
  Investments in insurance contracts.......................      --       (274)
  Other, net...............................................       46      (172)
                                                            --------  --------
      Net cash used in investing activities................   (4,030)   (3,444)
                                                            --------  --------
Net decrease in cash.......................................  (15,539)  (19,190)
Cash and cash equivalents, beginning of period.............   17,394    21,454
                                                            --------  --------
Cash and cash equivalents, end of period................... $  1,855  $  2,264
                                                            ========  ========


      See accompanying notes to unaudited condensed consolidated financial statements.

                    ALLTRISTA CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Presentation of Condensed Consolidated Financial Statements

   Certain information and footnote disclosures, including significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented. Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of some seasonality for home food preservation products. The accompanying unaudited condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements of Alltrista Corporation and Subsidiaries included in the Company's latest annual report.

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

   A computation of earnings per share is as follows (in thousands except per share data):

                                                             Three month period
                                                                   ended
                                                             ------------------
                                                             April 2, March 28,
                                                               2000     1999
                                                             -------- ---------
      Income from continuing operations.....................  $ 444    $1,963
      Discontinued operations...............................    --        136
                                                              -----    ------
          Net income........................................  $ 444    $2,099
                                                              =====    ======
      Weighted average shares outstanding...................  6,421     6,749
      Additional shares assuming conversion of stock
       options..............................................     53        95
                                                              -----    ------
      Weighted average shares outstanding assuming
       conversion...........................................  6,474     6,844
                                                              =====    ======
      Basic earnings per share:
        Income from continuing operations...................  $ .07    $  .29
        Discontinued operations.............................    --        .02
                                                              =====    ======
          Net income........................................  $ .07    $  .31
                                                              =====    ======
      Diluted earnings per share--assuming conversion:
        Income from continuing operations...................  $ .07    $  .29
        Discontinued operations.............................    --        .02
                                                              -----    ------
          Net income........................................  $ .07    $  .31
                                                              =====    ======

                    ALLTRISTA CORPORATION AND SUBSIDIARIES

3. Pro forma Financial Information

   The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the April 25, 1999 acquisition of Triangle Plastics and the May 24, 1999 disposal of the plastic packaging product line had occurred at the beginning of 1999. Pro forma adjustments give effect to an increase in goodwill amortization, increase in depreciation expense due to recording the fixed assets of Triangle Plastics at fair value and an increase in interest expense related to the acquisition financing. The pro forma adjustments do not reflect any benefits from operational synergies that may result from the acquisition of Triangle Plastics. (In thousands except per share data.)

                                                                   Three month
                                                                   period ended
                                                                  March 28, 1999
                                                                  --------------
      Net sales..................................................    $73,515
      Income from continuing operations..........................        718
      Net income.................................................        854
      Diluted earnings per share:
        Income from continuing operations........................    $   .10
        Net income...............................................    $   .12

4. Segment Information

   The Company is organized into two distinct segments: metal products and plastic products. The metal products segment includes sales of zinc and consumer products. This segment provides cast zinc strip and fabricated zinc products primarily for zinc coinage and industrial applications. It also markets a line of home food preservation products including home canning jars, home canning metal closures and related food products, which are distributed through a wide variety of retail outlets. The plastic products segment produces injection molded plastic products used in medical, pharmaceutical and consumer products and industrial thermoformed plastic parts for appliances, manufactured housing, recreational vehicles, heavy trucking, agriculture equipment, portable toilet, recreational and construction products. Effective April 25, 1999, the plastic products segment includes Triangle Plastics. Effective May 24, 1999, the multi-layer plastic sheet and formed container product lines were sold.

                    ALLTRISTA CORPORATION AND SUBSIDIARIES

   Net sales, operating earnings and assets employed in operations by segment are summarized as follows (thousands of dollars):

                                                             Three month period
                                                                   ended
                                                             -------------------
                                                             April 2,  March 28,
                                                               2000      1999
                                                             --------  ---------
Net Sales:
  Metal products
    Consumer products......................................  $ 17,498  $ 12,380
    Zinc products..........................................    15,865    13,572
    Other..................................................        63       --
                                                             --------  --------
      Total metal products.................................    33,426    25,952
                                                             --------  --------
  Plastic products:
    Industrial thermoformed parts..........................    36,608     9,264
    Injection molded products..............................    11,888     9,044
    Plastic packaging......................................       --      7,727
                                                             --------  --------
      Total plastic products...............................    48,496    26,035
                                                             --------  --------
  Intercompany.............................................      (630)     (353)
                                                             --------  --------
      Total net sales......................................  $ 81,292  $ 51,634
                                                             ========  ========
Operating earnings:
  Metal products...........................................  $  1,843  $  1,671
  Plastic products.........................................     2,112     2,349
  Intercompany.............................................       (18)      (56)
  Unallocated corporate expenses...........................      (191)     (227)
                                                             --------  --------
      Total operating earnings.............................     3,746     3,737
Interest expense, net......................................    (3,071)     (568)
                                                             --------  --------
Income from continuing operations before taxes and minority
 interest..................................................  $    675  $  3,169
                                                             ========  ========

                                                             April 2,  March 28,
                                                               2000      1999
                                                             --------  ---------
Assets employed in operations:
  Metal products...........................................  $110,673  $101,558
  Plastic products.........................................   214,059    55,697
                                                             --------  --------
      Total assets employed in operations..................   324,732   157,255
  Corporate (1)............................................    19,025    16,031
                                                             --------  --------
      Total assets.........................................  $343,757  $173,286
                                                             ========  ========

--------
(1) Corporate assets primarily include cash and cash equivalents, amounts relating to benefit plans, deferred tax assets and corporate facilities and equipment.

                    ALLTRISTA CORPORATION AND SUBSIDIARIES

5. Costs to Exit Facility

   In October 1999, management initiated a plan to exit the Company's plastic thermoforming facility in El Dorado, Arkansas. Operations in this facility ceased in January 2000 and were moved to the Company's Auburndale, Florida facility. The estimated total cost to exit the facility is $2.3 million and includes a $0.8 million loss on the sale and disposal of equipment, $0.6 million in future lease obligations, net of assumed sublease revenue and $0.9 million in other costs consisting primarily of employee severance, consulting and employment obligations and other related fees. Of this $2.3 million charge, which was recorded in 1999, $1.5 million has been expended through April 2, 2000.

6. Contingencies

   On May 19, 1997 the Company purchased certain assets and assumed certain liabilities of Viking Industries. To date, the Company has paid $9.4 million and, in accordance with the terms of the asset purchase agreement and subsequent amendment, could pay up to an additional $4.0 million based upon incremental sales over the next fourteen months. The former owner has initiated arbitration proceedings in an effort to accelerate payment of the additional $4.0 million.

   The Company has been named a defendant in a lawsuit with respect to a royalty agreement, whereby the licensee believes the Company is obligated to extend a paid-up royalty-free license to the plaintiff. The plaintiff (licensee) alleges damages in excess of $500,000. In addition, at April 2, 2000, the Company had a receivable of approximately $749,000 recorded in its consolidated balance sheet for royalties due from the licensee. Subsequent collections have reduced this receivable to $191,000. The Company is prepared to vigorously defend the action and pursue collection of its remaining receivable; however, collection of the receivable and future royalties are dependent upon the ultimate outcome of the lawsuit. In accordance with the terms of the Triangle Plastics asset purchase agreement, the former owner is obligated to pay the first $500,000 of defense costs related to this action.

   The Company is involved in various legal disputes in the ordinary course of business. In addition, the Environmental Protection Agency has designated the Company as a potentially responsible party, along with numerous other companies, for the clean up of several hazardous waste sites. Information at this time does not indicate that disposition of any of the legal or environmental disputes the Company is currently involved in will have a material, adverse effect upon the financial condition, results of operations, cash flows or competitive position of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Continuing Operations--Comparing First Quarter 2000 to First Quarter 1999

   The Company reported net sales of $81.3 million for the first three months of 2000, an increase of 57.4% from sales of $51.6 million for the same 1999 period. Operating earnings of $3.7 million for the first three months were level with the 1999 period. The metal products segment reported higher sales and earnings. The plastic products segments reported higher sales with lower earnings.

   Net sales within the metal products segment increased from $26.0 million in the first three months of 1999 to $33.4 million in 2000. Sales of consumer products increased $5.1 million primarily due to early demand from retailers for home canning supplies. Sales of zinc products increased $2.3 million with the majority of the increase coming from the sale of strip and other industrial products. Penny blank shipments to the U.S. Mint were substantially equal to last year while shipments to the Royal Canadian Mint decreased. The average price of zinc ingot increased 9.6% in the first three months of 2000 compared to the same 1999 period adding approximately $1.4 million to sales. The Company passes on fluctuations in zinc ingot prices to those customers who do not purchase their own zinc ingot.

   Net sales within the plastic products segment increased from $26.0 million in the first three months of 1999 to $48.5 million in 2000. Triangle Plastics, which was acquired on April 25, 1999, contributed $26.4 million to 2000 sales. Industrial thermoformed part sales to appliance manufacturers increased $1.8 million on increased demand for refrigerators. Bath product sales decreased $1.1 million, as the manufactured housing market remains soft. The Company does not anticipate a recovery in the manufactured housing market during 2000. Sales of injection molded products increased by $2.8 million. New customers and increased sales to ammunition manufacturers accounted for $2.0 million of this increase. Sales from the plastic packaging product line (disposed of May 24, 1999) were $7.7 million in the first three months of 1999.

   The Company anticipates sales of truck parts will be lower in 2000 as compared to the previous year. Orders for truck parts have declined as manufacturers have slowed production. The ability of operators to purchase trucks has diminished due to increased fuel and interest costs. Parts for Class 8 (heavy) trucks accounted for approximately 18% of the Company's 1999 net sales within the plastic products segment on a pro forma basis, as if the acquisition of Triangle Plastics and the disposal of the plastic packaging product line had occurred at the beginning of 1999.

   Gross margin percentages decreased from 23.8% in the first three months of 1999 to 23.0% in the first three months of 2000. Plastic products, which generally sell for lower margins than metal products, represented 59% of total 2000 net sales compared to 50% in 1999. Gross margin percentages on plastic products decreased slightly from 20.0% in 1999 to 19.5% in 2000 due to several factors. First, resin prices have steadily increased concurrent with petroleum prices. In the majority of the Company's supply agreements, price increases can be passed on to customers. However, some contracts do not allow all increases to be passed on and others call for pass-through delays. Second, the Company has experienced operating inefficiencies relating to the transfer of bath product production from the El Dorado, Arkansas facility to the Auburndale, Florida facility. Efficiencies are expected to improve for the remainder of the year. As previously noted, the manufactured housing market remains soft. The full benefit from the facility consolidation will not be realized until market conditions improve. Third, sales of material handling products have shifted from higher margin proprietary products to lower margin custom dunnage for the automotive industry. This shift was partly due to a decision made by the United States Postal Service in 1999 not to purchase hampers from the Company in 2000. Finally, gross margins on the plastic packaging products for the first three months of 1999 were extraordinarily high. The Company did not believe these margins were sustainable and the product line was divested in the second quarter of 1999. Gross margin percentages on metal products increased slightly from 27.6% to 28.0%.

   Selling, general and administrative expenses as a percentage of net sales increased from 15.9% in the first three months of 1999 to 16.5% for the first three months of 2000. Expenses within the plastics segment have increased during the first three months of 2000 compared to the first three months of 1999 due to the Company's formation of a dedicated marketing organization for its plastic furniture line and addition of sales, engineering and product development personnel. The acquisition of Triangle Plastics and disposal of the plastic packaging product line also resulted in increased expenses during the first three months of 2000 compared to the first three months of 1999. Triangle Plastics maintains a significant sales force and personnel necessary to offer customers extensive design, engineering and development services. The operations of the plastic packaging product line did not support such services. Warehousing, freight and sales and marketing costs for consumer products also increased expenses in the metal products segment. Higher fuel cost and a higher concentration of consumer products shipped to the west coast increased freight cost. The Company experienced higher levels of glass breakage relating to a recently introduced specialty glassware item. The Company has modified the packaging of this product to reduce damages and is filing a claim with the vendor. Also in the metals segment, the Company's research and development of new battery technology applications and a two-week maintenance shut down of the zinc products facility, delayed from December 1999, increased expenses as a percentage of sales. The maintenance shut down cost was approximately $350,000.

   Goodwill amortization expense increased from $0.3 million in 1999 to $1.6 million in 2000 due to the acquisition of Triangle Plastics.

   Interest expense, net in the first three months of 2000 was $3.1 million compared to $0.6 million for the same period last year. The increase was primarily due to increased borrowings to finance the Triangle Plastics acquisition. The Company's effective tax rate increased from 38.0% in the first three months of 1999 to 39.0% in the first three months of 2000 due primarily to foreign losses for which a tax benefit has not been recorded.

   Income from continuing operations decreased from $2.0 million in the first three months of 1999 to $0.4 million in the first three months of 2000. Diluted earnings per share from continuing operations was $0.07 for the first three months of 2000 compared to $0.29 for the same 1999 period. Diluted weighted average shares outstanding decreased from 6,844,000 in the first three months of 1999 to 6,474,000 in 2000 due to the Company purchasing its common stock in the open market. Due to the seasonality of home food preservation, the Company's first quarter results of operations have less of an impact on full year results.

Financial Condition, Liquidity and Capital Resources

   Working capital (excluding the current portion of long-term debt and notes payable) increased $5.7 million from $74.3 million at year-end 1999 to $80.0 million at April 2, 2000. Accounts receivable increased $12.7 million on increased sales across most product lines. Inventories and accounts payable increased $10.0 million and $6.3 million, respectively, due to the customary build-up in anticipation of seasonal home canning activity. Cash and cash equivalents decreased $15.5 million and short-term borrowings increased $16.9 million to fund seasonal working capital requirements and to fund the Company's stock repurchase program.

   During the first three months of 2000, the Company repurchased 452,600 shares of the Company's stock for $10.5 million. In 1999, the Company's board of directors approved the repurchase of up to 500,000 shares. Through April 2, 2000 the Company repurchased 402,400 shares under this program. In addition, the Company has a policy to annually repurchase shares to offset the dilutive effect of shares issued under employee benefit plans.

   Capital expenditures were $4.1 million in the first three months of 2000 compared to $4.2 million for the same period in 1999 and are largely related to maintaining facilities and improving manufacturing efficiencies. The largest 2000 expenditures included new injection molding machines to support growth and an investment in a new high precision slitting line for zinc products.

   The Company believes that existing funds, cash generated from operations and the debt facility are adequate to satisfy its working capital and capital expenditure requirements for the foreseeable future. However, the Company may raise additional capital from time to time to take advantage of favorable conditions in the capital markets or in connection with the Company's corporate development activities.

   In October 1999, management initiated a plan to exit the Company's plastic thermoforming facility in El Dorado, Arkansas. Operations in this facility ceased in January 2000 and were moved to the Company's Auburndale, Florida facility. The estimated total cost to exit the facility is $2.3 million and includes a $0.8 million loss on the sale and disposal of equipment, $0.6 million in future lease obligations, net of assumed sublease revenue and $0.9 million in other costs consisting primarily of employee severance, consulting and employment obligations and other related fees. Of this $2.3 million charge, which was recorded in 1999, $1.5 million has been expended through April 2, 2000.

Contingencies

   On May 19, 1997 the Company purchased certain assets and assumed certain liabilities of Viking Industries. To date, the Company has paid $9.4 million and, in accordance with the terms of the asset purchase agreement and subsequent amendment, could pay up to an additional $4.0 million based upon incremental sales over the next fourteen months. The former owner has initiated arbitration proceedings in an effort to accelerate payment of the additional $4.0 million.

   The Company has been named a defendant in a lawsuit with respect to a royalty agreement, whereby the licensee believes the Company is obligated to extend a paid-up royalty-free license to the plaintiff. The plaintiff (licensee) alleges damages in excess of $500,000. In addition, at April 2, 2000, the Company had a receivable of approximately $749,000 recorded in its consolidated balance sheet for royalties due from the licensee. Subsequent collections have reduced this receivable to $191,000. The Company is prepared to vigorously defend the action and pursue collection of its remaining receivable; however, collection of the receivable and future royalties are dependent upon the ultimate outcome of the lawsuit. In accordance with the terms of the Triangle Plastics asset purchase agreement, the former owner is obligated to pay the first $500,000 of defense costs related to this action.

   The Company is involved in various legal disputes in the ordinary course of business. In addition, the Environmental Protection Agency has designated the Company as a potentially responsible party, along with numerous other companies, for the clean up of several hazardous waste sites. Information at this time does not indicate that disposition of any of the legal or environmental disputes the Company is currently involved in will have a material, adverse effect upon the financial condition, results of operations, cash flows or competitive position of the Company.

Forward-Looking Information

   This Quarterly Report on Form 10-Q includes certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those statements include, but may not be limited to, discussions regarding expectations of future sales and profitability, anticipated demand for the Company's products and expectations regarding operating and other expenses. Reliance on forward-looking statements involves risks and uncertainties. Although the Company believes that the forward-looking statements contained herein are based on reasonable assumptions, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based on those assumptions could also be incorrect. Please see the Company's 1999 Form 10-K for a list of factors which could cause the Company's actual results to differ materially from those projected in the Company's forward-looking statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

   In general, business enterprises can be exposed to market risks including fluctuations in commodity prices, foreign currency values, and interest rates that can affect the cost of operating, investing, and financing. The Company's exposures to these risks are low. Over 90% of the Company's zinc business is conducted on a tolling basis whereby customers supply zinc to the Company for processing or supply contracts provide for fluctuations in the price of zinc to be passed on to the customer.

   The Company from time to time invests in short-term financial instruments with original maturities usually less than thirty days. The Company is exposed to short-term interest rate variations with respect to London Interbank Offered Rate ("LIBOR") on its term and revolving debt obligations. A portion of this risk has been managed through the use of an interest rate swap, completed in 1999, whereby the Company effectively pays a maximum interest rate of 7.48% on 60% of the outstanding term debt balance for a period of three years.

   Changes in LIBOR interest rates would affect the earnings of the Company either positively or negatively depending on the changes in short-term interest rates. Assuming that LIBOR rates increased 100 basis points over period end rates on the outstanding term and revolver debt, the Company's interest expense, after considering the effects of its interest rate swap, would have increased by approximately $150,000 for the three month period ended April 2, 2000. The amount was determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost, short-term investment rates, interest rate swap and estimated cash flow. Actual changes in rates may differ from the assumptions used in computing this exposure. Since the debt obligation and related interest rate swap to which this exposure relates was put in place during the second quarter of 1999, a comparative analysis of the impact of interest rate changes on prior periods would not be meaningful.

   The Company does not invest or trade in any derivative financial or commodity instruments, nor does it invest in any foreign financial instruments.

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

                                          Alltrista Corporation
                                           (Registrant)

                                                    /s/ Kevin D. Bower
                                          By: _________________________________
                                                      Kevin D. Bower
                                                 Senior Vice President and
                                                  Chief Financial Officer

Date: May 15, 2000
  _________________________________

                     ALLTRISTA CORPORATION AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q

                                 April 2, 2000

                                 EXHIBIT INDEX

  Exhibit  Description                      Page
  -------  -----------                      ----
 27        Financial Data Schedule   [EDGAR filing only]