Form 10-Q
period 2000-07-02
ALLTRISTA CORP
filed 2000-08-16
CIK 895655

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-Q

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 2, 2000

                                      OR

  [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from
                             ___________ to ___________

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                 Outstanding at August 6, 2000
                 -----                 -----------------------------
      Common Stock, without par value        6,319,420 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     ALLTRISTA CORPORATION AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q

                       For the period ended July 2, 2000

                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION:

  Item 1. Financial Statements

    Unaudited Condensed Consolidated Statements of Income for the three
         and six month periods ended July 2, 2000 and June 27, 1999......    3

    Unaudited Statements of Comprehensive Income for the three and six
         month periods ended July 2, 2000 and June 27, 1999..............    4

    Unaudited Condensed Consolidated Balance Sheets at July 2, 2000 and
         December 31, 1999...............................................    5

    Unaudited Condensed Consolidated Statements of Cash Flows for the six
         month periods ended July 2, 2000 and June 27, 1999..............    6

    Notes to Unaudited Condensed Consolidated Financial Statements.......    7

  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................   11

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.....   15

PART II. OTHER INFORMATION...............................................   16

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                    ALLTRISTA CORPORATION AND SUBSIDIARIES

             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     (thousands, except per share amounts)

                                           Three month         Six month
                                          period ended        period ended
                                        ------------------  ------------------
                                        July 2,   June 27,  July 2,   June 27,
                                          2000      1999      2000      1999
                                        --------  --------  --------  --------
Net sales.............................. $108,824  $109,240  $190,116  $160,874
Costs and expenses
  Cost of sales........................   78,290    75,635   140,887   114,976
  Selling, general and administrative
   expenses............................   17,445    16,808    30,843    25,015
  Goodwill amortization................    1,588     1,148     3,139     1,497
                                        --------  --------  --------  --------
Operating earnings.....................   11,501    15,649    15,247    19,386
Interest expense, net..................   (3,092)   (2,368)   (6,163)   (2,936)
Gain on sale of plastic packaging
 product line..........................      --     19,678       --     19,678
Reduction in long-term performance-
 based compensation....................    1,600       --      1,600       --
                                        --------  --------  --------  --------
Income from continuing operations
 before taxes and minority interest....   10,009    32,959    10,684    36,128
Provision for income taxes.............   (3,904)  (12,595)   (4,167)  (13,801)
Minority interest in loss of
 consolidated subsidiary...............      105       --        137       --
                                        --------  --------  --------  --------
Income from continuing operations......    6,210    20,364     6,654    22,327
Discontinued operations:
  Gain on disposal of discontinued
   operations, net of income tax
   expense.............................      --        --        --        136
Extraordinary loss from early
 extinguishment of debt, net of income
 tax benefit...........................      --     (1,028)      --     (1,028)
                                        --------  --------  --------  --------
    Net income......................... $  6,210  $ 19,336  $  6,654  $ 21,435
                                        ========  ========  ========  ========
Basic earnings per share:
  Income from continuing operations.... $    .99  $   3.03  $   1.05  $   3.32
  Discontinued operations..............      --        --        --        .02
  Extraordinary loss from early
   extinguishment of debt, net of
   income tax benefit..................      --       (.15)      --       (.15)
                                        --------  --------  --------  --------
    Net income......................... $    .99  $   2.88  $   1.05  $   3.19
                                        ========  ========  ========  ========
Diluted earnings per share:
  Income from continuing operations.... $    .98  $   2.99  $   1.04  $   3.27
  Discontinued operations..............      --        --        --        .02
  Extraordinary loss from early
   extinguishment of debt, net of
   income tax benefit..................      --       (.15)      --       (.15)
                                        --------  --------  --------  --------
    Net income......................... $    .98  $   2.84  $   1.04  $   3.14
                                        ========  ========  ========  ========
Weighted average shares outstanding:
  Basic................................    6,300     6,713     6,361     6,730
  Diluted..............................    6,347     6,802     6,411     6,822

     See accompanying notes to unaudited condensed consolidated financial statements.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES

                  UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

                             (thousands of dollars)

                                                  Three month        Six month
                                                  period ended     period ended
                                                ---------------- ----------------
                                                July 2, June 27, July 2, June 27,
                                                 2000     1999     2000    1999
                                                ------- -------- ------- --------
Net income..................................... $6,210  $19,336  $6,654  $21,435
Foreign currency translation...................    (42)     130    (248)     240
                                                ------  -------  ------  -------
Comprehensive income........................... $6,168  $19,466  $6,406  $21,675
                                                ======  =======  ======  =======



      See accompanying notes to unaudited condensed consolidated financial statements.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                             (thousands of dollars)

                                                                     July 2,   December 31,
                                                                       2000        1999
                                                                     --------  ------------
                         ASSETS
                         ------
Current assets
  Cash and cash equivalents......................................... $  2,190    $ 17,394
  Accounts receivable, net..........................................   60,170      36,931
  Inventories:
    Raw materials and supplies......................................   14,736      17,155
    Work in process.................................................   11,889       9,400
    Finished goods..................................................   36,069      31,353
Deferred taxes on income............................................    6,794       6,794
Prepaid expenses....................................................    2,107       2,449
                                                                     --------    --------
      Total current assets..........................................  133,955     121,476
                                                                     --------    --------
Property, plant and equipment, at cost..............................  181,335     174,026
Accumulated depreciation............................................  (90,941)    (84,160)
                                                                     --------    --------
                                                                       90,394      89,866
Goodwill, net.......................................................  117,873     115,276
Other assets........................................................   11,599      12,133
                                                                     --------    --------
      Total assets.................................................. $353,821    $338,751
                                                                     ========    ========
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
Current liabilities
  Current portion of long-term debt................................. $ 22,219    $ 19,094
  Notes payable.....................................................   28,151         607
  Accounts payable..................................................   29,770      26,895
  Accrued salaries, wages and employee benefits.....................    9,723      10,889
  Other current liabilities.........................................   11,617       9,380
                                                                     --------    --------
      Total current liabilities.....................................  101,480      66,865
                                                                     --------    --------
Noncurrent liabilities
  Long-term debt....................................................  109,022     121,060
  Deferred taxes on income..........................................   11,349      11,865
  Other noncurrent liabilities......................................   11,040      14,554
                                                                     --------    --------
      Total noncurrent liabilities..................................  131,411     147,479
                                                                     --------    --------
Minority interest in subsidiary.....................................    1,217       1,382
                                                                     --------    --------
Contingencies.......................................................      --          --
Shareholders' equity:
  Common stock (7,966,166 common shares issued and
   6,319,420 shares outstanding at July 2, 2000)....................   39,990      39,952
  Retained earnings.................................................  119,885     113,231
  Accumulated other comprehensive loss-cumulative
   translation adjustment...........................................     (667)       (419)
                                                                     --------    --------
                                                                      159,208     152,764
Less: treasury stock (1,646,746 shares at cost at July 2, 2000).....  (39,495)    (29,739)
                                                                     --------    --------
      Total shareholders' equity....................................  119,713     123,025
                                                                     --------    --------
      Total liabilities and shareholders' equity.................... $353,821    $338,751
                                                                     ========    ========

      See accompanying notes to unaudited condensed consolidated financial statements.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (thousands of dollars)

                                                            Six month period
                                                                 ended
                                                           -------------------
                                                           July 2,   June 27,
                                                             2000      1999
                                                           --------  ---------
Cash flows from operating activities
  Net income.............................................. $  6,654  $  21,435
  Reconciliation of net income to net cash provided by
   operating activities:
    Depreciation..........................................    7,150      5,351
    Amortization..........................................    3,329      2,002
    Gain on sale of plastic packaging product line........      --     (19,678)
    Reduction in long-term performance-based compensation.   (1,600)       --
    Deferred employee benefits............................      455        330
    Minority interest.....................................     (137)       --
    Other, net............................................      302         34
  Changes in working capital components...................  (25,846)   (12,274)
                                                           --------  ---------
      Net cash used in operating activities...............   (9,693)    (2,800)
                                                           --------  ---------
Cash flows from financing activities
  Proceeds from revolving credit borrowings...............   35,082     37,039
  Payments on revolving credit borrowings.................   (7,538)   (33,783)
  Proceeds from issuance of long-term debt................      --     150,000
  Payments on long-term debt..............................   (8,913)   (25,742)
  Debt issue cost.........................................      --      (2,256)
  Proceeds from issuance of common stock..................      730        903
  Purchase of treasury stock..............................  (10,485)    (1,709)
                                                           --------  ---------
      Net cash provided by financing activities...........    8,876    124,452
                                                           --------  ---------
Cash flows from investing activities
  Additions to property, plant and equipment..............   (7,563)    (7,910)
  Proceeds from sale of property, plant and equipment.....       27      1,400
  Acquisitions of businesses, net of cash acquired........   (6,979)  (149,712)
  Proceeds from divestitures of businesses and product
   lines..................................................       66     29,062
  Investments in insurance contracts......................      --        (274)
  Other, net..............................................       62       (373)
                                                           --------  ---------
      Net cash used in investing activities...............  (14,387)  (127,807)
                                                           --------  ---------
Net decrease in cash......................................  (15,204)    (6,155)
Cash and cash equivalents, beginning of period............   17,394     21,454
                                                           --------  ---------
Cash and cash equivalents, end of period.................. $  2,190  $  15,299
                                                           ========  =========

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

   A computation of earnings per share is as follows (in thousands except per share data):

                                              Three month     Six month period
                                              period ended         ended
                                            ----------------  ----------------
                                            July 2, June 27,  July 2, June 27,
                                             2000     1999     2000     1999
                                            ------- --------  ------- --------
Income from continuing operations.......... $ 6,210 $ 20,364  $ 6,654 $ 22,327
Discontinued operations....................     --       --       --       136
Extraordinary loss from early
 extinguishment of debt....................     --    (1,028)     --    (1,028)
                                            ------- --------  ------- --------
    Net income............................. $ 6,210 $ 19,336  $ 6,654 $ 21,435
                                            ======= ========  ======= ========

Weighted average shares outstanding........   6,300    6,713    6,361    6,730
Additional shares assuming conversion of
 stock options.............................      47       89       50       92
                                            ------- --------  ------- --------
Weighted average shares outstanding
 assuming conversion.......................   6,347    6,802    6,411    6,822
                                            ======= ========  ======= ========
Basic earnings per share:
  Income from continuing operations........ $   .99 $   3.03  $  1.05 $   3.32
  Discontinued operations..................     --       --       --       .02
  Extraordinary loss from early
   extinguishment of debt..................     --      (.15)     --      (.15)
                                            ------- --------  ------- --------
    Net income............................. $   .99 $   2.88  $  1.05 $   3.19
                                            ======= ========  ======= ========
Diluted earnings per share--assuming
 conversion:
  Income from continuing operations........ $   .98 $   2.99  $  1.04 $   3.27
  Discontinued operations..................     --       --       --       .02
  Extraordinary loss from early
   extinguishment of debt..................     --      (.15)     --      (.15)
                                            ------- --------  ------- --------
    Net income............................. $   .98 $   2.84  $  1.04 $   3.14
                                            ======= ========  ======= ========

                    ALLTRISTA CORPORATION AND SUBSIDIARIES

3. Pro Forma Financial Information

   The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the April 25, 1999 acquisition of Triangle Plastics and the May 24, 1999 disposal of the plastic packaging product line had occurred at the beginning of 1999. Pro forma adjustments give effect to an increase in goodwill amortization, increase in depreciation expense due to recording the fixed assets of Triangle Plastics at fair value and an increase in interest expense related to the acquisition financing. (In thousands except per share data.)

                                                                     Six month
                                                                   period ended
                                                                   June 27, 1999
                                                                   -------------
      Net sales...................................................   $184,458
      Income from continuing operations...........................      7,826
      Net income..................................................      7,962
      Diluted earnings per share:
        Income from continuing operations.........................   $   1.15
        Net income................................................   $   1.17

4. Segment Information

   The Company is organized into two distinct segments: metal products and plastic products. The metal products segment includes sales of zinc and consumer products. This segment provides cast zinc strip and fabricated zinc products primarily for zinc coinage and industrial applications. It also markets a line of home food preservation products including home canning jars, home canning metal closures and related food products, which are distributed through a wide variety of retail outlets. The plastic products segment produces injection molded plastic products used in medical, pharmaceutical and consumer products and industrial thermoformed plastic parts for appliances, manufactured housing, recreational vehicles, heavy trucking, agriculture equipment, portable restrooms, recreational and construction products. Effective April 25, 1999, the plastic products segment includes Triangle Plastics. Effective May 24, 1999, the multi-layer plastic sheet and formed container product lines were sold.

                    ALLTRISTA CORPORATION AND SUBSIDIARIES

   Net sales, operating earnings and assets employed in operations by segment are summarized as follows (thousands of dollars):

                                         Three month        Six month period
                                        period ended              ended
                                      ------------------  ----------------------
                                      July 2,   June 27,  July 2,     June 27,
                                        2000      1999      2000        1999
                                      --------  --------  --------  ------------
Net Sales:
  Metal products:
    Consumer products...............  $ 47,681  $ 49,991  $ 65,179    $ 62,371
    Zinc products...................    13,797    14,156    29,662      27,728
    Other...........................       103       --        166         --
                                      --------  --------  --------    --------
      Total metal products..........    61,581    64,147    95,007      90,099
                                      --------  --------  --------    --------
  Plastic products:
    Industrial thermoformed parts...    36,828    30,278    73,436      39,542
    Injection molded products.......    10,512     9,755    22,400      18,799
    Plastic packaging...............       --      5,180       --       12,907
                                      --------  --------  --------    --------
      Total plastic products........    47,340    45,213    95,836      71,248
                                      --------  --------  --------    --------
  Intercompany......................       (97)     (120)     (727)       (473)
                                      --------  --------  --------    --------
      Total net sales...............  $108,824  $109,240  $190,116    $160,874
                                      ========  ========  ========    ========
Operating earnings:
  Metal products....................  $  9,801  $ 11,434  $ 11,644    $ 13,105
  Plastic products..................     1,733     4,215     3,845       6,564
  Intercompany......................        (8)      --        (26)        (56)
  Unallocated corporate expenses....       (25)      --       (216)       (227)
                                      --------  --------  --------    --------
      Total operating earnings......    11,501    15,649    15,247      19,386
Interest expense, net...............    (3,092)   (2,368)   (6,163)     (2,936)
Gain on sale of plastic packaging
 product line.......................       --     19,678       --       19,678
Reduction in long-term performance-
 based compensation.................     1,600       --      1,600         --
                                      --------  --------  --------    --------
Income from continuing operations
 before taxes and minority interest.  $ 10,009  $ 32,959  $ 10,684    $ 36,128
                                      ========  ========  ========    ========
                                                          July 2,   December 31,
                                                            2000        1999
                                                          --------  ------------
Assets employed in operations:
  Metal products....................                      $113,817    $ 96,588
  Plastic products..................                       220,823     207,656
                                                          --------    --------
      Total assets employed in
       operations...................                       334,640     304,244
  Corporate (1).....................                        19,181      34,507
                                                          --------    --------
      Total assets..................                      $353,821    $338,751
                                                          ========    ========

--------
(1) Corporate assets primarily include cash and cash equivalents, amounts relating to benefit plans, deferred tax assets and corporate facilities and equipment.

                    ALLTRISTA CORPORATION AND SUBSIDIARIES

5. Synergy World, Inc. Acquisition

   On June 1, 2000, the Company acquired the net assets of Synergy World, Inc. ("Synergy World") for $6.9 million in cash plus acquisition costs. The Company may pay an additional $2.0 million based upon future performance ending March 31, 2002. The transaction was accounted for as a purchase, and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the date of acquisition. The purchase price in excess of the fair value of assets purchased and liabilities assumed has been allocated to goodwill and is being amortized over a twenty-year period on a straight-line basis. Any additional payments made by the Company would be recorded as goodwill.

   Synergy World is a St. Louis, Missouri-based designer and marketer of portable restrooms sold to equipment rental companies, waste services companies and diversified sanitation firms. Prior to the acquisition, the Company was the exclusive supplier of the thermoformed plastic restrooms to Synergy World. Synergy World employs 10 people and had 1999 sales of $10.5 million. Synergy World's operating results are included in the Company's financial statements beginning on June 1, 2000. The impact of including the financial results of Synergy World on a pro forma basis would not have been material.

6. Costs to Exit Facility

   In October 1999, management initiated a plan to exit the Company's plastic thermoforming facility in El Dorado, Arkansas. Operations in this facility ceased in January 2000 and were moved to the Company's Auburndale, Florida facility. The total cost to exit the facility was $2.3 million and includes a $0.8 million loss on the sale and disposal of equipment, $0.6 million in future lease obligations, net of assumed sublease revenue and $0.9 million in other costs consisting primarily of employee severance, consulting and employment obligations and other related fees. Of this $2.3 million charge, which was recorded in the fourth quarter of 1999, $1.6 million has been expended through July 2, 2000.

7. Contingencies

   On May 19, 1997 the Company purchased certain assets and assumed certain liabilities of Viking Industries. To date, the Company has paid $9.4 million and, in accordance with the terms of the asset purchase agreement and subsequent amendment, could pay up to an additional $4.0 million based upon incremental sales through May 2001. The former owner has initiated arbitration proceedings in an effort to accelerate payment of the additional $4.0 million.

   The Company has been named a defendant in a lawsuit with respect to a royalty agreement, whereby the plaintiff (licensee) believes the Company is obligated to extend a paid-up royalty-free license to the plaintiff. The plaintiff alleges damages in excess of $500,000. In addition, at July 2, 2000, the Company had a receivable of approximately $191,000 recorded in its consolidated balance sheet for royalties due from the licensee. The Company is vigorously defending the action and pursuing collection of its remaining receivable; however, collection of the receivable and future royalties are dependent upon the ultimate outcome of the lawsuit. In accordance with the terms of the Triangle Plastics asset purchase agreement, the former owner is obligated to pay the first $500,000 of defense costs related to this action.

   The Company is involved in various legal disputes in the ordinary course of business. In addition, the Environmental Protection Agency has designated the Company as a potentially responsible party, along with numerous other companies, for the clean up of several hazardous waste sites. Information at this time does not indicate that disposition of any of the legal or environmental disputes the Company is currently involved in will have a material, adverse effect upon the financial condition, cash flows or competitive position of the Company, but could possibly be material to the consolidated results of operations of any one period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   On June 1, 2000, the Company acquired the net assets of Synergy World, Inc. ("Synergy World") for $6.9 million in cash plus acquisition costs. The transaction was accounted for as a purchase. Synergy World's operating results are included in the Company's financial statements beginning on June 1, 2000.

   Synergy World is a St. Louis, Missouri-based designer and marketer of portable restrooms sold to equipment rental companies, waste services companies and diversified sanitation firms. Prior to the acquisition, the Company was the exclusive supplier of the thermoformed plastic restrooms to Synergy World. Synergy World employs 10 people and had 1999 sales of $10.5 million.

Results of Continuing Operations--Comparing Year to Date 2000 to Year to Date
1999

   The Company reported net sales of $190.1 million for the first six months of 2000, an increase of 18.2% from net sales of $160.9 million for the same 1999 period. Operating earnings of $15.2 million for the first six months decreased 21.4% from $19.4 million in the first six months of 1999. Both the metal and plastic products segments reported increased sales and lower operating earnings.

   Net sales within the metal products segment increased 5.4% from $90.1 million in the first six months of 1999 to $95.0 million in the first six months of 2000. Consumer product sales increased $2.8 million primarily due to an increase in houseware product sales, the introduction of a new liquid pectin and the sale of glass and closures to commercial customers. Sales of home canning jars and closures decreased slightly. Zinc product sales increased $1.9 million. The average price of zinc ingot increased 13.8% in the first six months of 2000 compared to the same 1999 period adding approximately $1.7 million to sales. The Company passes on fluctuations in zinc ingot prices to those customers who do not purchase their own zinc ingot. Zinc strip and other industrial product sales volume increased 22.2% while battery can sales volume was 21.7% lower as battery manufacturers continue to move production of zinc carbon cells to foreign countries. Coinage sales volume was 1.3% and 9.4% lower to the U.S. and Royal Canadian Mints, respectively, offset in part by an increase in other coinage exports.

   Net sales within the plastic products segment increased 34.5% from $71.2 million in the first six months of 1999 to $95.8 million in the first six months of 2000. Triangle Plastics, which was acquired on April 25, 1999, contributed $53.3 million to 2000 sales compared to $20.4 million in 1999. Industrial thermoformed part sales to appliance manufacturers increased $2.3 million on increased consumer demand. Synergy World contributed $0.5 million to net sales. Bath product sales decreased $1.6 million, as the manufactured housing market remains soft. The Company does not anticipate a recovery in the manufactured housing market during 2000. Sales of injection molded products increased by $3.6 million. New customers and increased sales to ammunition manufacturers accounted for $2.8 million of this increase. Sales from the plastic packaging product line (disposed of May 24, 1999) were $12.9 million in 1999.

   The Company anticipates sales of plastic products to truck manufacturers will be lower in 2000 as compared to the previous year. Orders for truck parts have declined as manufacturers have slowed production in response to weak demand in the marketplace caused by higher fuel prices and interest rates among other factors. Lower prices for used trucks have compounded the problem. Assuming the acquisition of Triangle Plastics and the disposal of the plastic packaging product line had occurred at the beginning of 1999, parts for Class 8 (heavy) trucks accounted for approximately 18% of the Company's 1999 plastic products segment net sales compared to an anticipated 15% for 2000.

   Gross margin percentages decreased from 28.5% in the first six months of 1999 to 25.9% in the first six months of 2000. Plastic products, which carry lower margins than metal products, represented 50% of total 2000 net sales compared to 44% in 1999. Gross margin percentages on plastic products decreased from 21.5% in 1999 to 18.9% in 2000 due to several factors. First, resin prices have increased concurrent with petroleum price increases. In the majority of the Company's supply agreements, price increases can be passed on to customers. However, some contracts do not allow all increases to be passed on and others call for pass-through delays.

Second, during the first quarter of 2000, the Company experienced operating inefficiencies relating to the transfer of bath product production from the El Dorado, Arkansas facility to the Auburndale, Florida facility. As previously noted, the manufactured housing market remains soft. Third, during the second quarter of 2000, labor costs and material usage increased as the seasonal demand for portable restrooms coupled with new customer programs created operating inefficiencies. Fourth, sales of material handling products have shifted from higher margin proprietary products to lower margin containers for the automotive industry. This shift was partly due to a decision made by the United States Postal Service ("USPS") in 1999 to not purchase hampers from the Company in 2000. Due to budgetary issues and an adequate inventory level, the Company was also notified that the USPS does not intend to purchase any pallets during the forthcoming annual solicitation period. Finally, gross margins on the plastic packaging products for the first five months of 1999 were extraordinarily high and not sustainable.

   Gross margin percentages on metal products decreased from 34.0% in the first six months of 1999 to 32.8% in the first six months of 2000. Gross margin percentages on zinc products declined due to lower coinage volumes, higher zinc ingot prices and higher cost for copper anodes and plating chemicals. Gross margin percentages on consumer products decreased slightly due to a decline in Ball(R) and Kerr(R) brand home canning product sales.

   Selling, general and administrative expenses as a percentage of net sales increased from 15.5% in the first six months of 1999 to 16.2% for the first six months of 2000. Expenses within the metal products segment increased primarily due to increased consumer product selling and marketing costs, higher depreciation expense on a new information system and research and development cost for proprietary battery technology. The acquisition of Triangle Plastics and disposal of the plastic packaging product line resulted in increased expenses as a percentage of net sales during the first six months of 2000 compared to the first six months of 1999. Triangle Plastics maintains a significant sales force and personnel necessary to offer customers extensive design, engineering and development services. The operations of the plastic packaging product line did not require this level of staffing.

   Goodwill amortization expense increased from $1.5 million in 1999 to $3.1 million in 2000 primarily due to the acquisition of Triangle Plastics.

   Interest expense, net in the first six months of 1999 was $2.9 million compared to $6.2 million for the first six months of this year. The increase was primarily due to increased borrowings to finance the Triangle Plastics acquisition. The Company's effective tax rate increased from 38.2% in the first six months of 1999 to 39.0% in the first six months of 2000 due primarily to foreign losses for which a tax benefit has not been recorded.

   Excluding the $1.0 million after-tax reduction in long-term performance-based compensation in 2000 and the $12.2 million after-tax gain on the sale of the plastic packaging product line in 1999, income from continuing operations decreased from $10.1 million in the first six months of 1999 to $5.7 million in the first six months of 2000. Diluted earnings per share from continuing operations, as adjusted, were $0.89 for the first six months of 2000 compared to $1.48 for the same 1999 period. Diluted weighted average shares outstanding decreased from 6,822,000 in the first six months of 1999 to 6,411,000 in 2000 due to the Company purchasing its common stock in the open market.

   It is anticipated 2000 operating earnings per diluted share will be 25% to 30% lower than 1999 results (excluding the $1.0 million after-tax reduction in long-term performance-based compensation in 2000 and the $12.2 million after-tax gain on the sale of the plastic packaging product line and the $1.4 million after-tax charge to exit the facility in 1999). Reduced Ball(R) and Kerr(R) home canning product sales, continued softness in domestic coinage sales volume, resin price increases, order weakness from truck manufacturers, lower margins on new customer programs for thermoformed plastic parts, lower sales of material handling products to the USPS, the absence of earnings from the plastic packaging product line and higher interest expense all are contributing factors.

Results of Continuing Operations--Comparing Second Quarter 2000 to Second Quarter 1999

   The Company reported net sales of $108.8 million for the second quarter of 2000, a 0.4% decrease from net sales of $109.2 million in the second quarter of 1999. Second quarter operating earnings of $11.5 million decreased 26.5% from second quarter 1999 operating earnings of $15.6 million. The metal products segment reported lower sales and earnings while the plastic products segment reported higher sales with lower earnings.

   Net sales within the metal products segment decreased from $64.1 million in the second quarter of 1999 to $61.6 million in 2000. Sales of consumer products decreased $2.3 million, as prior year sales of Ball(R) and Kerr(R) brand home canning products were exceptional and retailers accelerated orders for home canning supplies into the first quarter of 2000. Increased sales of houseware products partially offset the decrease in home canning supply sales. Sales of zinc products decreased $0.4 million. Coinage sales volume was 9.2% and 23.0% lower to the U.S. and Royal Canadian Mints, respectively, offset in part by an increase in other coinage exports and zinc ingot prices.

   Net sales within the plastic products segment increased from $45.2 million in the second quarter of 1999 to $47.3 million in 2000. Triangle Plastics, which was acquired on April 25, 1999, contributed $27.0 million and $20.4 million to second quarter 2000 and 1999 sales, respectively. Industrial thermoformed part sales to appliance manufacturers increased $0.5 million on increased consumer demand. Synergy World contributed $0.5 million to net sales. Bath product sales decreased $1.1 million, as the manufactured housing market remains soft. Sales of injection molded products increased by $0.8 million due to increased sales of medical and ammunition components. Sales from the plastic packaging product line (disposed of May 24, 1999) were $5.2 million in the second quarter of 1999.

   Gross margin percentages decreased from 30.8% in the second quarter of 1999 to 28.1% in the second quarter of 2000. Gross margin percentages on plastic products decreased from 22.4% in the second quarter of 1999 to 18.5% in the second quarter of 2000 due to several factors. First, resin prices have increased concurrent with petroleum prices. In the majority of the Company's supply agreements, price increases can be passed on to customers. However, some contracts do not allow all increases to be passed on and others call for pass-through delays. Second, labor costs and material usage increased as the seasonal demand for portable restrooms coupled with new customer programs created operating inefficiencies. Third, lower margins were realized on sales of USPS material handling products due to higher resin costs and competitive pricing pressures. Finally, gross margins on the plastic packaging product line for the second quarter of 1999 were extraordinarily high and were not sustainable. Gross margin percentages on metal products decreased from 36.6% to 35.3%. Lower coinage volumes, higher zinc ingot prices, higher cost for copper anodes and plating chemicals and a decline in Ball(R) and Kerr(R) brand home canning product sales were the primary reasons for the decrease.

   Selling, general and administrative expenses as a percentage of net sales increased from 15.5% in the second quarter of 1999 to 16.0% for the second quarter of 2000. Expenses within the metal products segment increased primarily due to research and development cost for proprietary battery technology. The acquisition of Triangle Plastics and disposal of the plastic packaging product line resulted in increased expenses as a percentage of sales during the second quarter of 2000 compared to the second quarter of 1999. Triangle Plastics maintains a significant sales force and personnel necessary to offer customers extensive design, engineering and development services. The operations of the plastic packaging product line did not require this level of staffing.

   Goodwill amortization expense increased from $1.1 million in 1999 to $1.6 million in 2000 due to the April 25, 1999 acquisition of Triangle Plastics.

   Net interest expense in the second quarter of 2000 was $3.1 million compared to $2.4 million for the same period last year. The increase was primarily due to increased borrowings to finance the Triangle Plastics acquisition. The Company's effective tax rate increased from 38.2% in the second quarter of 1999 to 39.0% in the second quarter of 2000 due primarily to foreign losses for which a tax benefit has not been recorded.

   Excluding the $1.0 million after-tax reduction in long-term performance-based compensation in 2000 and the $12.2 million after-tax gain on the sale of the plastic packaging product line in 1999, income from continuing operations decreased from $8.2 million in the second quarter of 1999 to $5.2 million in the second quarter of 2000. Diluted earnings per share from continuing operations, as adjusted, were $0.83 for the second quarter of 2000 compared to $1.20 for the same 1999 period. Diluted weighted average shares outstanding decreased from 6,802,000 in the second quarter of 1999 to 6,347,000 in the second quarter of 2000 due to the Company purchasing its common stock in the open market.

Financial Condition, Liquidity and Capital Resources

   Working capital (excluding the current portion of long-term debt and notes payable) increased $8.5 million from $74.3 million at year-end 1999 to $82.8 million at July 2, 2000. Accounts receivable increased $23.2 million due to seasonal sales of consumer products and increased sales across most product lines. Cash and cash equivalents decreased $15.2 million and short-term borrowings increased $27.5 million to fund seasonal working capital requirements, the Company's stock repurchase program and the Synergy World acquisition.

   The Company acquired the net assets of Synergy World for $6.9 million in cash plus acquisition costs. The Company may pay an additional $2.0 million based upon future performance ending March 31, 2002.

   During the first six months of 2000, the Company repurchased 452,600 shares of the Company's stock for $10.5 million. In 1999, the Company's board of directors approved the repurchase of up to 500,000 shares. Through July 2, 2000 the Company repurchased 402,400 shares under this program. In addition, the Company has a policy to annually repurchase shares to offset the dilutive effect of shares issued under employee benefit plans.

   Capital expenditures were $7.6 million in the first six months of 2000 compared to $7.9 million for the same period in 1999 and are largely related to maintaining facilities and improving manufacturing efficiencies. The largest 2000 expenditures included injection molding machines to support growth and an investment in a high precision slitting line for zinc products.

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

   In October 1999, management initiated a plan to exit the Company's plastic thermoforming facility in El Dorado, Arkansas. Operations in this facility ceased in January 2000 and were moved to the Company's Auburndale, Florida facility. The estimated total cost to exit the facility is $2.3 million and includes a $0.8 million loss on the sale and disposal of equipment, $0.6 million in future lease obligations, net of assumed sublease revenue and $0.9 million in other costs consisting primarily of employee severance, consulting and employment obligations and other related fees. Of this $2.3 million charge, which was recorded in the fourth quarter of 1999, $1.6 million has been expended through July 2, 2000.

Contingencies

   On May 19, 1997 the Company purchased certain assets and assumed certain liabilities of Viking Industries. To date, the Company has paid $9.4 million and, in accordance with the terms of the asset purchase agreement and subsequent amendment, could pay up to an additional $4.0 million based upon incremental sales through May 2001. The former owner has initiated arbitration proceedings in an effort to accelerate payment of the additional $4.0 million.

   The Company has been named a defendant in a lawsuit with respect to a royalty agreement, whereby the licensee believes the Company is obligated to extend a paid-up royalty-free license to the plaintiff (licensee).

The plaintiff alleges damages in excess of $500,000. In addition, at July 2, 2000, the Company had a receivable of approximately $191,000 recorded in its consolidated balance sheet for royalties due from the licensee. The Company is vigorously defending the action and pursuing collection of its remaining receivable; however, collection of the receivable and future royalties are dependent upon the ultimate outcome of the lawsuit. In accordance with the terms of the Triangle Plastics asset purchase agreement, the former owner is obligated to pay the first $500,000 of defense costs related to this action.

   The Company is involved in various legal disputes in the ordinary course of business. In addition, the Environmental Protection Agency has designated the Company as a potentially responsible party, along with numerous other companies, for the clean up of several hazardous waste sites. Information at this time does not indicate that disposition of any of the legal or environmental disputes the Company is currently involved in will have a material, adverse effect upon the financial condition, cash flows or competitive position of the Company, but could possibly be material to the consolidated results of operations of any one period.

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

   Changes in LIBOR interest rates would affect the earnings of the Company either positively or negatively depending on the changes in short-term interest rates. Assuming that LIBOR rates increased 100 basis points over period end rates on the outstanding term and revolver debt, the Company's interest expense, after considering the effects of its interest rate swap, would have increased by approximately $325,000 and $100,000 for the six month periods ended July 2, 2000 and June 27, 1999, respectively. The amount was determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost, short-term investment rates, interest rate swap and estimated cash flow. Actual changes in rates may differ from the assumptions used in computing this exposure.

   The Company does not invest or trade in any derivative financial or commodity instruments, nor does it invest in any foreign financial instruments.

                           PART II. OTHER INFORMATION

Item 4. Submission of matters to a vote of security holders

   The Company held its Annual Meeting of Shareholders on May 5, 2000. Matters voted upon by proxy were the election of two directors for three-year terms expiring in 2003 and the ratification of the appointment of Ernst & Young LLP as independent accountants for 2000. The results of the vote are as follows:

                                            Voted    Voted  Withheld/
                                             For    Against Abstained
                                          --------- ------- ---------
Election of directors for terms expiring
 in 2003:
Thomas B. Clark.......................... 4,238,035    --    707,970
David L. Swift........................... 4,562,265    --    383,740
Appointment of Ernst & Young LLP as
 independent
 accountants for 2000.................... 4,689,286  8,619   248,100

Item 6. Exhibits and Reports on Form 8-K

   a. Exhibits

     27 Financial Data Schedule

   b. Reports on Form 8-K

     The Company announced it had acquired, effective June 1, 2000, the net assets of Synergy World, Inc. in a Form 8-K (Commission File Number 0-21052) dated June 16, 2000.

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

                                          Alltrista Corporation
                                            (Registrant)

                                                   /s/ Kevin D. Bower
                                          By: _________________________________
                                                    Kevin D. Bower
                                               Senior Vice President and
                                                Chief Financial Officer

Date: August 15, 2000
  _________________________________

                     ALLTRISTA CORPORATION AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q

                                  July 2, 2000

                                 EXHIBIT INDEX

 Exhibit Description                       Page
 ------- -----------                       ----
 27      Financial Data Schedule    [EDGAR filing only]