Form 10-Q
period 2000-10-01
ALLTRISTA CORP
filed 2000-11-14
CIK 895655

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

                               ----------------

(Mark
One)

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 1, 2000

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

                               ----------------

      Registrant's telephone number, including area code: (317) 577-5000

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                       Outstanding at October 29, 2000
                   -----                       -------------------------------
      Common Stock, without par value                 6,329,859 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     ALLTRISTA CORPORATION AND SUBSIDIARIES

                         Quarterly Report on Form 10-Q
                      For the period ended October 1, 2000

                                     INDEX

                                                                    Page Number
                                                                    -----------
 PART I.  FINANCIAL INFORMATION:

 Item 1.  Financial Statements

          Unaudited Condensed Consolidated Statements of Income
           for the three and nine month periods ended October 1,
           2000 and September 26, 1999...........................             3

          Unaudited Statements of Comprehensive Income for the
           three and nine month periods ended October 1, 2000 and
           September 26, 1999....................................             4

          Unaudited Condensed Consolidated Balance Sheets at
           October 1, 2000 and December 31, 1999.................             5

          Unaudited Condensed Consolidated Statements of Cash
           Flows for the nine month periods ended October 1, 2000
           and September 26, 1999................................             6

          Notes to Unaudited Condensed Consolidated Financial
           Statements............................................             7

 Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................            12

 Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk..................................................            17

 PART II. OTHER INFORMATION......................................            18

                     ALLTRISTA CORPORATION AND SUBSIDIARIES

             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (thousands, except per share amounts)

                               Three month period ended Nine month period ended
                               ------------------------ ------------------------
                               October 1, September 26, October 1, September 26,
                                  2000        1999         2000        1999
                               ---------- ------------- ---------- -------------
Net sales....................   $91,244     $107,659     $281,360    $268,533
Costs and expenses
  Cost of sales..............    68,281       73,962      209,168     188,938
  Selling, general and
   administrative expenses...    14,500       16,138       45,343      41,153
  Goodwill amortization......     1,632        1,555        4,771       3,052
                                -------     --------     --------    --------
Operating earnings...........     6,831       16,004       22,078      35,390
Interest expense, net........    (3,041)      (2,634)      (9,204)     (5,570)
Gain on sale of plastic
 packaging product line......       --           --           --       19,678
Reduction in long-term
 performance-based
 compensation................       --           --         1,600         --
Litigation charges...........    (2,219)         --        (2,219)        --
                                -------     --------     --------    --------
Income from continuing
 operations before taxes and
 minority interest...........     1,571       13,370       12,255      49,498
Provision for income taxes...       --        (5,557)      (4,167)    (19,358)
Minority interest in loss of
 consolidated subsidiary.....        70          --           207         --
                                -------     --------     --------    --------
Income from continuing
 operations..................     1,641        7,813        8,295      30,140
Discontinued operations:
  Gain on disposal of
   discontinued operations,
   net of income tax expense.       --           --           --          136
Extraordinary loss from early
 extinguishment of debt, net
 of income tax benefit.......       --           --           --       (1,028)
                                -------     --------     --------    --------
Net income...................   $ 1,641     $  7,813     $  8,295    $ 29,248
                                =======     ========     ========    ========
Basic earnings per share:
  Income from continuing
   operations................   $   .26     $   1.16     $   1.31    $   4.47
  Discontinued operations....       --           --           --          .02
  Extraordinary loss from
   early extinguishment of
   debt, net of income tax
   benefit...................       --           --           --         (.15)
                                -------     --------     --------    --------
  Net income.................   $   .26     $   1.16     $   1.31    $   4.34
                                =======     ========     ========    ========
Diluted earnings per share:
  Income from continuing
   operations................   $   .26     $   1.14     $   1.30    $   4.41
  Discontinued operations....       --           --           --          .02
  Extraordinary loss from
   early extinguishment of
   debt, net of income tax
   benefit...................       --           --           --         (.15)
                                -------     --------     --------    --------
  Net income.................   $   .26     $   1.14     $   1.30    $   4.28
                                =======     ========     ========    ========
Weighted average shares
 outstanding:
  Basic......................     6,310        6,743        6,344       6,734
  Diluted....................     6,353        6,843        6,392       6,829

      See accompanying notes to unaudited condensed consolidated financial statements.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES

                  UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
                             (thousands of dollars)

                         Three month period ended Nine month period ended
                         ------------------------ ------------------------
                         October 1, September 26, October 1, September 26,
                            2000        1999         2000        1999
                         ---------- ------------- ---------- -------------
Net income..............   $1,641      $7,813       $8,295      $29,248
Foreign currency
 translation............     (300)        (37)        (548)         203
                           ------      ------       ------      -------
Comprehensive income....   $1,341      $7,776       $7,747      $29,451
                           ======      ======       ======      =======





      See accompanying notes to unaudited condensed consolidated financial statements.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                             (thousands of dollars)

                                                        October 1, December 31,
                                                           2000        1999
                                                        ---------- ------------
                        ASSETS
                        ------
Current assets
  Cash and cash equivalents............................  $  2,908    $ 17,394
  Accounts receivable, net.............................    43,683      36,931
  Inventories:
    Raw materials and supplies.........................    13,425      17,155
    Work in process....................................    12,154       9,400
    Finished goods.....................................    27,342      31,353
  Deferred taxes on income.............................     6,794       6,794
  Prepaid expenses.....................................     1,283       2,449
                                                         --------    --------
    Total current assets...............................   107,589     121,476
                                                         --------    --------
Property, plant and equipment, at cost.................   183,757     174,026
Accumulated depreciation...............................   (94,299)    (84,160)
                                                         --------    --------
                                                           89,458      89,866
Goodwill, net..........................................   115,975     115,276
Other assets...........................................    11,412      12,133
                                                         --------    --------
    Total assets.......................................  $324,434    $338,751
                                                         ========    ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current liabilities
  Current portion of long-term debt....................  $ 24,094    $ 19,094
  Notes payable........................................     9,300         607
  Accounts payable.....................................    23,549      26,895
  Accrued salaries, wages and employee benefits........     9,641      10,889
  Other current liabilities............................    11,209       9,380
                                                         --------    --------
    Total current liabilities..........................    77,793      66,865
                                                         --------    --------
Noncurrent liabilities
  Long-term debt.......................................   102,057     121,060
  Deferred taxes on income.............................    11,349      11,865
  Other noncurrent liabilities.........................    10,796      14,554
                                                         --------    --------
    Total noncurrent liabilities.......................   124,202     147,479
                                                         --------    --------
Minority interest in subsidiary........................     1,101       1,382
                                                         --------    --------
Contingencies..........................................       --          --
Shareholders' equity:
  Common stock (7,963,351 common shares issued and
   6,329,009 shares outstanding at October 1, 2000)....    40,033      39,952
  Retained earnings....................................   121,526     113,231
  Accumulated other comprehensive loss-cumulative
   translation adjustment..............................      (967)       (419)
                                                         --------    --------
                                                          160,592     152,764
Less: treasury stock (1,634,342 shares at cost at
 October 1, 2000)......................................   (39,254)    (29,739)
                                                         --------    --------
    Total shareholders' equity.........................   121,338     123,025
                                                         --------    --------
    Total liabilities and shareholders' equity.........  $324,434    $338,751
                                                         ========    ========

      See accompanying notes to unaudited condensed consolidated financial statements.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)

                                                       Nine month period ended
                                                       ------------------------
                                                       October 1, September 26,
                                                          2000        1999
                                                       ---------- -------------
Cash flows from operating activities
  Net income..........................................  $  8,295    $  29,248
  Reconciliation of net income to net cash provided by
   operating activities:
    Depreciation......................................    10,892        8,761
    Amortization......................................     5,050        3,823
    Gain on sale of plastic packaging product line....       --       (19,678)
    Reduction in long-term performance-based
     compensation.....................................    (1,600)         --
    Deferred employee benefits........................        76          331
    Minority interest.................................      (207)         --
    Other, net........................................       941        1,988
  Changes in working capital components...............    (5,523)         (29)
                                                        --------    ---------
      Net cash provided by operating activities.......    17,924       24,444
                                                        --------    ---------
Cash flows from financing activities
  Proceeds from revolving credit borrowings...........    44,932       37,039
  Payments on revolving credit borrowings.............   (36,240)     (36,112)
  Proceeds from issuance of long-term debt............       --       150,000
  Payments on long-term debt..........................   (14,003)     (29,534)
  Debt issue cost.....................................       --        (2,261)
  Proceeds from issuance of common stock..............       990        1,391
  Purchase of treasury stock..........................   (10,485)      (2,176)
                                                        --------    ---------
      Net cash provided by (used in) financing
       activities.....................................   (14,806)     118,347
                                                        --------    ---------
Cash flows from investing activities
  Additions to property, plant and equipment..........   (10,786)     (12,270)
  Proceeds from sale of property, plant and equipment.        72        1,400
  Acquisitions of businesses, net of cash acquired....    (6,930)    (149,718)
  Proceeds from divestitures of businesses and product
   lines..............................................        66       29,152
  Investments in insurance contracts..................       --          (274)
  Other, net..........................................       (26)        (318)
                                                        --------    ---------
      Net cash used in investing activities...........   (17,604)    (132,028)
                                                        --------    ---------
Net increase (decrease) in cash.......................   (14,486)      10,763
Cash and cash equivalents, beginning of period........    17,394       21,454
                                                        --------    ---------
Cash and cash equivalents, end of period..............  $  2,908    $  32,217
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

   A computation of earnings per share is as follows (in thousands except per share data):

                               Three month period ended Nine month period ended
                               ------------------------ ------------------------
                               October 1, September 26, October 1, September 26,
                                  2000        1999         2000        1999
                               ---------- ------------- ---------- -------------
Income from continuing
 operations..................    $1,641      $7,813       $8,295      $30,140
Discontinued operations......       --          --           --           136
Extraordinary loss from early
 extinguishment of debt......       --          --           --        (1,028)
                                 ------      ------       ------      -------
    Net income...............    $1,641      $7,813       $8,295      $29,248
                                 ======      ======       ======      =======
Weighted average shares
 outstanding.................     6,310       6,743        6,344        6,734
Additional shares assuming
 conversion of stock options.        43         100           48           95
                                 ------      ------       ------      -------
Weighted average shares
 outstanding assuming
 conversion..................     6,353       6,843        6,392        6,829
                                 ======      ======       ======      =======
Basic earnings per share:
  Income from continuing
   operations................    $  .26      $ 1.16       $ 1.31      $  4.47
  Discontinued operations....       --          --           --           .02
  Extraordinary loss from
   early extinguishment of
   debt......................       --          --           --          (.15)
                                 ------      ------       ------      -------
    Net income...............    $  .26      $ 1.16       $ 1.31      $  4.34
                                 ======      ======       ======      =======
Diluted earnings per share--
 assuming conversion:
  Income from continuing
   operations................    $  .26      $ 1.14       $ 1.30      $  4.41
  Discontinued operations....       --          --           --           .02
  Extraordinary loss from
   early extinguishment of
   debt......................       --          --           --          (.15)
                                 ------      ------       ------      -------
    Net income...............    $  .26      $ 1.14       $ 1.30      $  4.28
                                 ======      ======       ======      =======

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

                                                                    Nine month
                                                                   period ended
                                                                   September 26,
                                                                       1999
                                                                   -------------
      Net sales...................................................   $292,117
      Income from continuing operations...........................     16,088
      Net income..................................................     16,224
      Diluted earnings per share:
        Income from continuing operations.........................   $   2.36
        Net income................................................   $   2.38

                    ALLTRISTA CORPORATION AND SUBSIDIARIES

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

   Net sales, operating earnings and assets employed in operations by segment are summarized as follows (thousands of dollars):

                              Three month period ended Nine month period ended
                              ------------------------ ------------------------
                              October 1, September 26, October 1, September 26,
                                 2000        1999         2000        1999
                              ---------- ------------- ---------- -------------
Net Sales:
  Metal products:
    Consumer products........  $38,816     $ 46,617     $103,995    $108,988
    Zinc products............   12,917       15,809       42,579      43,537
    Other....................      154          --           320         --
                               -------     --------     --------    --------
      Total metal products...   51,887       62,426      146,894     152,525
                               -------     --------     --------    --------
  Plastic products:
    Industrial thermoformed
     parts...................   30,275       35,512      103,711      75,054
    Injection molded
     products................    9,144        9,722       31,544      28,521
    Plastic packaging........      --           --           --       12,907
                               -------     --------     --------    --------
      Total plastic products.   39,419       45,234      135,255     116,482
                               -------     --------     --------    --------
  Intercompany...............      (62)          (1)        (789)       (474)
                               -------     --------     --------    --------
      Total net sales........  $91,244     $107,659     $281,360    $268,533
                               =======     ========     ========    ========
Operating earnings:
  Metal products.............  $ 8,493     $ 12,710     $ 20,137    $ 25,815
  Plastic products...........   (1,615)       3,376        2,230       9,940
  Intercompany...............      (47)          10          (73)        (46)
  Unallocated corporate
   expenses..................      --           (92)        (216)       (319)
                               -------     --------     --------    --------
      Total operating
       earnings..............    6,831       16,004       22,078      35,390
Interest expense, net........   (3,041)      (2,634)      (9,204)     (5,570)
Gain on sale of plastic
 packaging product line......      --           --           --       19,678
Reduction in long-term
 performance-based
 compensation................      --           --         1,600         --
Litigation charges...........   (2,219)         --        (2,219)        --
                               -------     --------     --------    --------
Income from continuing
 operations before taxes and
 minority interest...........  $ 1,571     $ 13,370     $ 12,255    $ 49,498
                               =======     ========     ========    ========
                                                       October 1, December 31,
                                                          2000        1999
                                                       ---------- -------------
Assets employed in
 operations:
  Metal products.............                           $ 92,100    $ 96,588
  Plastic products...........                            214,011     207,656
                                                        --------    --------
      Total assets employed
       in operations.........                            306,111     304,244
  Corporate(1)...............                             18,323      34,507
                                                        --------    --------
      Total assets...........                           $324,434    $338,751
                                                        ========    ========

--------
(1) Corporate assets primarily include cash and cash equivalents, amounts relating to benefit plans, deferred tax assets and corporate facilities and equipment.

                    ALLTRISTA CORPORATION AND SUBSIDIARIES

5. Synergy World, Inc. Acquisition

   On June 1, 2000, the Company acquired the net assets of Synergy World, Inc. ("Synergy World") for $6.9 million in cash plus acquisition costs. The Company may pay up to an additional $2.0 million based upon future performance through March 31, 2002. The transaction was accounted for as a purchase, and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the date of acquisition. The purchase price in excess of the fair value of assets purchased and liabilities assumed has been allocated to goodwill and is being amortized over a twenty-year period on a straight-line basis. Any additional payments made by the Company would be recorded as goodwill.

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

6. Costs to Exit Facility

   In October 1999, management initiated a plan to exit the Company's plastic thermoforming facility in El Dorado, Arkansas. Operations in this facility ceased in January 2000 and were moved to the Company's Auburndale, Florida facility. The total cost to exit the facility was $2.3 million and includes a $0.8 million loss on the sale and disposal of equipment, $0.6 million in future lease obligations, net of assumed sublease revenue and $0.9 million in other costs consisting primarily of employee severance, consulting and employment obligations and other related fees. Of this $2.3 million charge, which was recorded in the fourth quarter of 1999, $1.7 million has been expended through October 1, 2000.

7. Litigation Charges

   In September 2000, the Company reached settlements in two cases incurring $2.2 million in settlement and legal expenses in the aggregate. On May 19, 1997 the Company purchased certain assets and assumed certain liabilities of Viking Industries. Through the second quarter of 2000, the Company had paid $9.4 million for the net assets and, in accordance with the terms of the asset purchase agreement and subsequent amendment, could pay up to an additional $4.0 million of purchase price based upon performance through May 2001. The former owner had initiated arbitration proceedings in an effort to accelerate payment of the additional $4.0 million. No additional amounts are payable in connection with the acquisition. The Company had also been named a defendant in a lawsuit with respect to a royalty agreement, whereby the plaintiff (licensee) believed the Company was obligated to extend a paid-up royalty-free license to the plaintiff. The Company reached a settlement and extended a paid-up royalty-free license to the plaintiff through October 9, 2001, the date the patent in question expires.

8. Contingencies

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

                    ALLTRISTA CORPORATION AND SUBSIDIARIES

9. Taxes on Income

   An adjustment to reduce the year-to-date effective tax rate to the anticipated effective rate for 2000 of 34 percent resulted in the recognition of no tax expense in the third quarter of 2000. The 2000 effective tax rate of 34 percent is lower than the 1999 rate of 39 percent primarily due to the recognition of a tax benefit from exiting the Central European home canning test market.

10. New Accounting Pronouncements

   Statement of Financial Accounting Standard 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS 137 and SFAS
138) provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 is effective for the Company beginning with the first quarter of 2001. The Company does not expect the adoption of SFAS 133 to have a material impact on its results of operations or financial position.

   In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which summarizes the SEC staff's views regarding the recognition and reporting of revenues in certain transactions. The Company must adopt SAB No. 101 by the end of 2000. The Company does not expect SAB No. 101 will have a material impact on its results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Events

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

   In September 2000, the Company reached settlements in two legal disputes incurring $2.2 million in settlement and legal expenses in the aggregate. On May 19, 1997 the Company purchased certain assets and assumed certain liabilities of Viking Industries. Through the second quarter of 2000, the Company had paid $9.4 million for the assets and, in accordance with the terms of the asset purchase agreement and subsequent amendment, could pay up to an additional $4.0 million of purchase price based upon performance through May 2001. The former owner had initiated arbitration proceedings in an effort to accelerate payment of the additional $4.0 million. No additional amounts are payable in connection with the acquisition. The Company had also been named a defendant in a lawsuit with respect to a royalty agreement, whereby the plaintiff (licensee) believed the Company was obligated to extend a paid-up royalty-free license to the plaintiff. The Company reached a settlement and extended a paid-up royalty-free license to the plaintiff through October 9, 2001, the date the patent in question expires.

   On September 28, 2000, the Company announced the realignment of its thermoforming operations in an effort to reduce costs and address capacity issues. Production of thermoformed plastic parts will be moved from the Oelwein, Iowa facility to other Company locations in Iowa and Wisconsin. The Oelwein facility will serve as a distribution center. The realignment will enable the other plants in the region to produce closer to capacity. The Company recorded a $0.4 million charge in the third quarter for the write-down of fixed assets and severance cost relating to this action. The Company anticipates annual savings of $1.5 million as a result of the realignment.

   During the third quarter of 2000, the Company decided to exit the Central European home canning test market and recorded a $1.2 million pre-tax charge to write-down inventory. While the Company achieved good retail distribution, consumer sales did not justify continuing this activity.

Results of Continuing Operations--Comparing Year to Date 2000 to Year to Date
1999

   The Company reported net sales of $281.4 million for the first nine months of 2000, an increase of 4.8% from net sales of $268.5 million for the same 1999 period. Operating earnings of $22.1 million for the first nine months decreased 37.6% from $35.4 million in the first nine months of 1999. The metal products segment reported lower sales and operating earnings and plastic products segment reported increased sales and lower operating earnings.

   Net sales within the metal products segment decreased 3.7% from $152.5 million in the first nine months of 1999 to $146.9 million in the first nine months of 2000. Consumer product sales decreased $5.0 million primarily due to a decrease in sales of home canning jars and closures. In 2000, home canning sales volumes returned to normal levels compared to the 1999 season, which was influenced by the Year 2000 phenomenon. Sales of home canning products in Canada have been hampered by unfavorable growing conditions. Partially offsetting the decline in sales of home canning jars and closures were higher sales of houseware products, a new liquid pectin product line and closures to commercial customers. Zinc product sales decreased $1.0 million. Coinage sales volumes were 2.1% and 42.1% lower to the U.S. and Royal Canadian Mints, respectively, offset in part by an increase in additional coinage exports. Battery can sales volume was 24.5% lower as battery manufacturers continue to move production of zinc carbon cells out of the United States. Zinc strip, other industrial products and cathodic protection system sales volume all increased. The average price of zinc ingot increased 10.7% in the first nine months of 2000 compared to the same 1999 period adding approximately $1.0 million to sales. The Company passes on fluctuations in zinc ingot prices to those customers who do not purchase their own zinc ingot.

   Net sales within the plastic products segment increased 16.1% from $116.5 million in the first nine months of 1999 to $135.3 million in the first nine months of 2000. Triangle Plastics and its wholly owned subsidiary TriEnda, which was acquired on April 25, 1999, contributed $74.1 million to 2000 sales compared to $46.3 million in 1999. Industrial thermoformed part sales to appliance manufacturers increased $2.9 million primarily on increased consumer demand. Synergy World contributed $1.1 million to incremental net sales after accounting for the elimination of intercompany transactions. Bath product sales decreased $3.5 million, as the manufactured housing market remains soft. The industry has excess retail inventory and has been further aggravated by a curtailment of consumer financing. The supply of units has also grown as a result of repossessions. Sales of injection molded products increased by $3.0 million. New customers and increased sales to ammunition manufacturers accounted for the growth. Sales from the plastic packaging product line (disposed of May 24, 1999) were $12.9 million in 1999.

   Gross margin percentages decreased from 29.6% in the first nine months of 1999 to 25.7% in the first nine months of 2000. Plastic products, which generally carry lower margins than metal products, represented 47.8% of total 2000 net sales compared to 43.2% in 1999. Gross margin percentages on plastic products decreased from 22.2% in 1999 to 17.1% in 2000 due to a number of factors. First, resin prices have increased concurrent with petroleum price increases. In the majority of the Company's supply agreements, raw material price increases can be passed on to customers. However, some contracts do not allow all increases to be passed on and others call for pass-through delays. Second, during the first quarter of 2000, the Company experienced operating inefficiencies relating to the transfer of bath product production from the El Dorado, Arkansas facility to the Auburndale, Florida facility. As previously noted, the manufactured housing market remains soft. Third, during the second quarter of 2000, labor costs and material usage increased as the seasonal demand for portable restrooms coupled with new customer programs created operating inefficiencies. Fourth, sales of material handling products have shifted from higher margin proprietary products to lower margin units for the automotive industry. This shift was partly due to a decision made by the United States Postal Service ("USPS") in 1999 to not purchase hampers from the Company in 2000. Fifth, plastic product sales to truck manufacturers decreased 36% during the third quarter of 2000 compared to the third quarter of 1999. Orders for Class 8 (heavy) truck parts have declined as manufacturers have slowed production in response to weak demand in the marketplace caused by higher fuel prices and interest rates among other factors. Growth in the industry inventory of used trucks has compounded the problem. Smaller orders have reduced production runs and, thus, diminished operating efficiencies. Finally, gross margins on the plastic packaging products for the first five months of 1999 were extraordinarily high and not sustainable over the longer term.

   Gross margin percentages on metal products decreased from 35.3% in the first nine months of 1999 to 33.4% in the first nine months of 2000. Excluding the $1.2 million charge for the write down of inventory in Central Europe, gross margin percentages on metal products decreased slightly. Gross margin percentages on consumer products decreased due to a shift in sales to lower margin products. Gross margin percentages on zinc products declined due to lower coinage and battery can volumes, higher zinc ingot prices, unfavorable currency exchange rates and higher cost for copper anodes and plating chemicals.

   Selling, general and administrative expenses as a percentage of net sales increased from 15.3% in the first nine months of 1999 to 16.1% for the first nine months of 2000. Expenses within the metal products segment increased primarily due to higher depreciation expense on a new information system and increased research and development cost for proprietary battery technology. The acquisition of Triangle Plastics and disposal of the plastic packaging product line resulted in increased expenses as a percentage of net sales during the first nine months of 2000 compared to the first nine months of 1999. Triangle Plastics maintains a significant sales force and personnel necessary to offer customers extensive design, engineering and development services. The operations of the plastic packaging product line did not require this level of staffing.

   Goodwill amortization expense increased from $3.1 million in 1999 to $4.8 million in 2000 primarily due to the acquisition of Triangle Plastics.

   Interest expense, net in the first nine months of 1999 was $5.6 million compared to $9.2 million for the first nine months of this year. The increase was primarily due to increased borrowings to finance the Triangle Plastics acquisition. The Company's effective tax rate decreased from 39.1% in the first nine months of 1999 to 34.0% in the first nine months of 2000 primarily due to the recognition of a tax benefit from exiting the Central European home canning test market.

   Excluding the $1.0 million after-tax benefit from the reduction in long-term performance-based compensation and the $1.4 million after-tax charge for the settlement of litigation cases in 2000 and the $12.2 million after-tax gain on the sale of the plastic packaging product line in 1999, income from continuing operations decreased from $18.0 million in the first nine months of 1999 to $8.7 million in the first nine months of 2000. Diluted earnings per share from continuing operations, as adjusted, were $1.36 for the first nine months of 2000 compared to $2.62 for the same 1999 period. Diluted weighted average shares outstanding decreased from 6,829,000 in the first nine months of 1999 to 6,392,000 in 2000 due to the Company purchasing its common stock in the open market.

Results of Continuing Operations--Comparing Third Quarter 2000 to Third Quarter 1999

   The Company reported net sales of $91.2 million for the third quarter of 2000, a 15.2% decrease from net sales of $107.7 million in the third quarter of 1999. Third quarter operating earnings of $6.8 million decreased 57.3% from third quarter 1999 operating earnings of $16.0 million. Both the metal and plastic product segments reported lower sales and earnings.

   Net sales within the metal products segment decreased from $62.4 million in the third quarter of 1999 to $51.9 million in 2000. Sales of consumer products decreased $7.8 million, as demand for home canning products returned to a more traditional, seasonal pattern compared to 1999 which was influenced by the Year 2000 phenomenon. Increased sales of houseware products partially offset the decrease in home canning supply sales. Sales of zinc products decreased $2.9 million. Coinage sales volume was 3.6% and 74.4% lower to the U.S. and Royal Canadian Mints, respectively. The Company also experienced lower battery can sales and lower foreign sales of industrial zinc products due to unfavorable currency exchange rates. These decreases were offset in part by an increase in Lifejacket(R) anti-corrosion system sales and zinc ingot prices.

   Net sales within the plastic products segment decreased from $45.2 million in the third quarter of 1999 to $39.4 million in 2000. Sales of industrial thermoformed parts decreased $5.2 million or 14.7%. Truck parts, bath and material handling product sales decreased $3.2 million, $1.9 million and $1.2 million, respectively. These declines were offset in part by increased sales to appliance and construction equipment manufacturers. Sales of portable restrooms added $0.3 million to incremental sales. Sales of injection molded products decreased by $0.6 million due to softness in the healthcare and consumer products markets. Several of the Company's healthcare customers implemented inventory reduction programs, which have slowed sales.

   Gross margin percentages decreased from 31.3% in the third quarter of 1999 to 25.2% in the third quarter of 2000. Gross margin percentages on plastic products decreased from 23.3% in the third quarter of 1999 to 12.7% in the third quarter of 2000 due to a number of factors. First, resin prices have increased concurrent with petroleum prices. In the majority of the Company's supply agreements, price increases can be passed on to customers. However, some contracts do not allow all increases to be passed on and others call for pass-through delays. Second, the significant decline in truck part sales had a negative impact on margins. Third, lower margins were realized on sales of material handling products due to higher resin costs and competitive pricing pressures. Finally, the decrease in injection molded products to the healthcare and consumer products markets coupled with the delay of a major customer project decreased margins. Gross margin percentages on metal products decreased from 37.1% to 34.7%. Excluding the charge to write-down the inventory relating to the Central European home canning test market, gross margin percentages on metal products were the same as 1999.

   Selling, general and administrative expenses as a percentage of net sales increased from 15.0% in the third quarter of 1999 to 15.9% for the third quarter of 2000. Expenses within the metal products segment increased primarily due to higher depreciation expense on a new information system and increased research and development cost for proprietary battery technology. Excluding the charges relating to the realignment of the thermoforming operations, selling, general and administrative expenses as a percentage of net sales within the plastic products segment were slightly higher than last year.

   Net interest expense in the third quarter of 2000 was $3.0 million compared to $2.6 million for the same period last year. The increase was primarily due to increased borrowings to finance the Synergy World acquisition and the Company's stock purchase program. The Company did not record a provision for income taxes in the third quarter of 2000. The quarter includes an adjustment to bring the nine-month effective tax rate to 34 percent which reflects the recognition of a tax benefit for the losses incurred in the Central European home canning test market. The Company's effective tax rate was 41.6% in the third quarter of 1999 due primarily to foreign losses for which a tax benefit had not been recorded.

   Excluding the $1.4 million after-tax charge for the settlement of litigation cases in 2000, income from continuing operations decreased from $13.4 million in the third quarter of 1999 to $3.8 million in the third quarter of 2000. Diluted earnings per share from continuing operations, as adjusted, were $0.47 for the third quarter of 2000 compared to $1.14 for the same 1999 period. Diluted weighted average shares outstanding decreased from 6,843,000 in the third quarter of 1999 to 6,353,000 in 2000 due to the Company purchasing its common stock in the open market.

Outlook

   The Company anticipates 2000 operating earnings per diluted share will be 65% to 70% lower than 1999 results (excluding the $1.0 million after-tax benefit from the reduction in long-term performance-based compensation and the $1.4 million after-tax charge for the settlement of litigation cases in 2000 and the $12.2 million after-tax gain on the sale of the plastic packaging product line and the $1.4 million after-tax charge to exit the facility in El Dorado, Arkansas, in 1999). Resin price increases, the continued downturn in the heavy-truck and manufactured housing markets, softness in healthcare and consumer products markets, competitive pricing pressures and the absence of earnings from the plastic packaging product line have adversely affected results in the plastic products segment. The return to more normal home canning product sales versus record levels in 1999 and the margin impact of the strong U.S. dollar on foreign zinc product sales have adversely affected results in the metal products segment. The Company anticipates these market conditions will continue through the remainder of 2000. Higher interest expense primarily due to increased borrowings to finance the Triangle Plastics acquisition is also a contributing factor.

   In response to these conditions, the Company has taken several steps to increase sales and reduce operating costs including the consolidation of thermoforming facilities, reduction in workforce, and a realignment of the plastic segment's organization. The Company anticipates these initiatives will add approximately $10.0 million to operating earnings on an annual basis.

Financial Condition, Liquidity and Capital Resources

   Working capital (excluding the current portion of long-term debt and notes payable) decreased $11.1 million from $74.3 million at year-end 1999 to $63.2 million at October 1, 2000. Cash and cash equivalents decreased $14.5 million and short-term borrowings increased $8.7 million to fund seasonal working capital requirements, the Company's stock repurchase program and the Synergy World acquisition. Accounts receivable increased $6.8 million due to seasonal sales of consumer products.

   The Company acquired the net assets of Synergy World for $6.9 million in cash plus acquisition costs. The Company may pay up to an additional $2.0 million based upon future performance through March 31, 2002.

   During the first nine months of 2000, the Company repurchased 452,600 shares of the Company's stock for $10.5 million. In 1999, the Company's board of directors approved the repurchase of up to 500,000 shares. Through October 1, 2000 the Company repurchased 402,400 shares under this program. In addition, the Company has a policy to annually repurchase shares to offset the dilutive effect of shares issued under employee benefit plans.

   Capital expenditures were $10.8 million in the first nine months of 2000 compared to $12.3 million for the same period in 1999 and are largely related to maintaining facilities and improving manufacturing efficiencies. The largest 2000 expenditures included injection-molding machines to support growth and an investment in a high precision slitting line for zinc products.

   In October 1999, management initiated a plan to exit the Company's plastic thermoforming facility in El Dorado, Arkansas. Operations in this facility ceased in January 2000 and were moved to the Company's Auburndale, Florida facility. The estimated total cost to exit the facility is $2.3 million and includes a $0.8 million loss on the sale and disposal of equipment, $0.6 million in future lease obligations, net of assumed sublease revenue and $0.9 million in other costs consisting primarily of employee severance, consulting and employment obligations and other related fees. Of this $2.3 million charge, which was recorded in the fourth quarter of 1999, $1.7 million has been expended through October 1, 2000.

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

Contingencies

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

Forward-Looking Information

   This Quarterly Report on Form 10-Q includes certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those statements include, but may not be limited to, discussions regarding expectations of future sales and profitability, anticipated demand for the Company's products and expectations regarding operating and other expenses. Reliance on forward-looking statements involves risks and uncertainties. Although the Company believes that the forward-looking statements contained herein are based on reasonable assumptions, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based on those assumptions could also be incorrect. Please see the Company's 1999 Form 10-K and Form 10-Q for period ended July 2, 2000 for a list of factors, which could cause the Company's actual results to differ materially from those projected in the Company's forward-looking statements.

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

   Changes in LIBOR interest rates would affect the earnings of the Company either positively or negatively depending on the changes in short-term interest rates. Assuming that LIBOR rates increased 100 basis points over period end rates on the outstanding term and revolver debt, the Company's interest expense, after considering the effects of its interest rate swap, would have increased by approximately $485,000 and $250,000 for the nine month periods ended October 1, 2000 and September 26, 1999, respectively. The amount was determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost, short-term investment rates, interest rate swap and estimated cash flow. Actual changes in rates may differ from the assumptions used in computing this exposure.

   The Company does not invest or trade in any derivative financial or commodity instruments, nor does it invest in any foreign financial instruments.

                          PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

   a. Exhibits

     27 Financial Data Schedule

   b. Reports on Form 8-K

     The Company received a letter from Martin Franklin, Managing Partner of Marlin Partners II, L.P., requesting the calling of a special meeting of the shareholders. The purpose of the meeting would be to consider a resolution to initiate a sale process of the Company. In a Form 8-K (Commission File Number 0-21052) dated August 15, 2000, the Company acknowledged receipt of Mr. Franklin's letter and indicated that his request would be referred to the Company's Board of Directors.

     In a Form 8-K (Commission File Number 0-21052) dated October 10, 2000, the Company filed two press releases addressing the Company's expectations for earnings for the year ended December 31, 2000 and clarifying the status of the Company's review of its strategic options.

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

                                          Alltrista Corporation
                                          (Registrant)

                                                   /s/ Kevin D. Bower
                                          By: _________________________________
                                                       Kevin D. Bower
                                                 Senior Vice President and
                                                  Chief Financial Officer

Date: November 14, 2000

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-Q
                                October 1, 2000

                                 EXHIBIT INDEX

 Exhibit Description                      Page
 ------- -----------                      ----
   27    Financial Data Schedule   [EDGAR filing only]