Form 10-K405
period 2000-12-31
ALLTRISTA CORP
filed 2001-03-27
CIK 895655

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               ----------------

                                   FORM 10-K

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
  [_]

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

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                 Name of each exchange on which
-------------------------------------                  registered
   Common Stock, without par value        -------------------------------------
                                                 New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of voting stock held by non-affiliates of the registrant was $85.0 million based upon the closing market price on March 4, 2001.

   Number of shares outstanding as of the latest practicable date.

                Class                         Outstanding at March 4, 2001
-------------------------------------     -------------------------------------
   Common Stock, without par value                      6,354,544

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy statement filed with the Commission dated April 2, 2001 to the extent indicated in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     ALLTRISTA CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-K

                                                                           Page
                                                                           ----
 Part I
    Item 1.  Business...................................................     3
    Item 2.  Properties.................................................     8
    Item 3.  Legal Proceedings..........................................     8
    Item 4.  Submission of Matters to a Vote of Security Holders........     8

 Part II
    Item 5.  Market for Registrant's Common Stock and Related
             Shareholder Matters........................................     9
    Item 6.  Selected Financial Data....................................     9
    Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................    10
    Item 7a. Qualitative and Quantitative Disclosure About Market Risk..    17
    Item 8.  Financial Statements and Supplementary Data................    18
    Item 9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure...................................    35

 Part III
    Item 10. Directors and Executive Officers of the Registrant.........    36
    Item 11. Executive Compensation.....................................    36
    Item 12. Security Ownership of Certain Beneficial Owners and
             Management.................................................    36
    Item 13. Certain Relationships and Related Transactions.............    36

 Part IV
    Item 14. Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K...................................................    37

 Signatures..............................................................   38

 Financial Statement Schedule............................................   39

 Index to Exhibits.......................................................   40

                                    PART I

Item 1. Business

   The businesses comprising Alltrista Corporation (the "Company") have interests in metal and plastics products. In addition to the information included below in this Item 1, see Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 8, Note 1 (Significant Accounting Policies) and Note 2 (Business Segment Information) for financial and other information concerning the Company's operations.

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

 Consumer Products

   The Company markets a line of home food preservation and preparation products that includes Ball(R), Kerr(R), Bernardin(R) and Golden Harvest(R) brand home canning jars and jar closures and related food products (including fruit pectin, Fruit-Fresh(R) brand fruit protector, pickle mixes and tomato mixes). Jar closures are manufactured by the Company principally from decorated tin-plated steel sheet. Food products purchased from others for resale are manufactured and packaged to the Company's specifications. Beginning in 1999, the Company began marketing a line of housewares including tumblers, beverage tappers and other glassware.

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

   The demand for home canning supplies is seasonal. Sales generally reflect the pattern of the growing season. Although home canning jars are reusable, the jar closures are replaced after use. Accordingly, a large portion of the segment's sales is represented by sales of new closures and related food products for use with home canning jars.

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

   Sales are made through well-established distribution channels to approximately 1,800 wholesale and retail customers (principally food, hardware and mass merchants) in the United States and Canada. Sales to one large retail customer exceeded 10% of the Company's 2000 consumer product sales.

   The Company continues to be a market leader in the sale of home canning supplies in the United States. Bernardin Ltd., acquired by the Company in 1994, markets home canning products and produces metal closures for home canning in Canada and provides a leadership position in the Canadian market. The Company competes with companies who specialize in other food preservation mediums such as freezing and dehydration. The food product portion of its business is much more segmented, with competitors ranging in size from very small to very large.

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

   The Company's largest zinc products customer is the U.S. Mint, which comprised approximately 50% of the Company's zinc product net sales and approximately 8% of the Company's consolidated net sales. The Company is affected by fluctuations in penny blank requirements of the United States Department of the Treasury and the Federal Reserve System. Although the future use of the penny as legal tender has been debated in recent years, the zinc penny is still considered a cost effective currency unit by the U.S. Mint. In September 1996, the U.S. Mint awarded the Company a five-year supply contract. In November 1998 this contract was extended two years, awarding the Company all the U.S. Mint requirements for penny blanks. The U.S. Mint supplies the zinc and copper used to produce the penny blanks under this contract. In January 2001, the Company entered into a contract with the Royal Canadian Mint to supply it with a minimum of one billion one-cent coin blanks over the next two years. The Company currently supplies all of this mint's requirements for the penny blanks. The Company is currently pursuing other coinage opportunities in the United States and abroad.

   Until the last few years, a significant portion of the Company's zinc product sales were battery cans sold to two manufacturers, which together account for a large percentage of the United States zinc/carbon battery production. One of the two manufacturers ceased to purchase cans from the Company in 1998. The other manufacturer ceased purchasing cans from the Company near the end of 2000. Battery can sales represented 6.9%, 8.9% and 11.3% of the Company's 2000, 1999 and 1998 zinc product sales, respectively. The domestic market for zinc/carbon batteries has declined in recent years and will continue to decline as U.S. manufacturers shift their emphasis toward the alkaline battery market.

   On December 21, 1999, the Company acquired a 51 percent equity interest in Microlin, LLC ("Microlin") from Elkem Metals Advanced Products Corporation. Microlin, located in Salt Lake City, Utah, is a developer of proprietary battery and fluid delivery technology. The Company is the operating shareholder of Microlin as it moves to commercialize this patented technology in consumer, healthcare, veterinary and industrial markets. The batteries will utilize zinc-based materials produced by the Company.

   In general, zinc offers superior performance and cost advantages relative to competing materials in the specific product applications in which the Company competes. Producers of other metals have not viewed zinc as a major competitor. Therefore, the Company has been able to target niche markets where a zinc-based product offers cost savings with little competitive reaction. Several new areas with potential high volume usage are being investigated as a result of product development programs and include counterpoise grounding of electrical transmission towers, electromagnetic interference shielding for electronic components and cathodic corrosion protection systems for bridges and other structures in coastal areas.

   The Company's anticorrosion zinc Lifejacket(R) is becoming increasingly recognized as a cost effective solution to arrest the corrosion of the reinforcement steel within poured concrete structures. The Company has entered into a licensing agreement with a unit of Bermah Castrol plc to market the Lifejacket(R). This agreement gives the Company a marketing presence in Europe and Asia.

   The Company is the largest United States zinc strip producer. There is only one other zinc strip producer in North America and it does not have the physical facilities to compete for high volume customer requirements in close tolerance, high quality and specialty rolled products.

 Raw Materials

   Raw materials used by the Company's metal products segment include glass canning jars which are supplied under an agreement with Anchor Glass Container Corporation, tin-plated and decorated steel used to manufacture jar closures which is supplied under various supply agreements and zinc ingot which is readily available from a variety of sources. The Company's metal products segment is not experiencing any shortage of raw materials.

Plastic Products Segment

   The plastic products segment includes thermoformed industrial parts and proprietary products and injection molded products, each of which is discussed briefly below.

 Thermoformed Industrial Parts and Proprietary Products

   The Company specializes in the design and manufacture of large part, heavy gauge single and twin sheet thermoformed plastic components for consumer and industrial applications. It supplies plastic components primarily to original equipment manufacturers in the agricultural, appliance, construction, heavy truck, material handling, manufactured housing, portable restroom, recreational vehicle and transportation industries. The Company has manufacturing plants in Arkansas, Florida, Iowa, Tennessee and Wisconsin. It also has a distribution center and a technical center in Iowa.

   On May 19, 1997, the Company purchased certain net assets of Viking Industries ("Viking"), a manufacturer of thermoformed plastic tubs, shower surrounds and other bath products sold to the manufactured housing, recreational vehicle, home, and marine industries under the "Capri Bath Products" name. These products are sold primarily through distributors to manufactured housing and recreational vehicle manufacturers. Historically, a large portion of the Company's bath products sales were to one distributor. As a result of the acquisition of Viking's largest competitor by this distributor, during 1998, the Company redirected the distribution of its bath products to various regional distributors and a direct sales strategy.

   Effective April 25, 1999, the Company acquired the net assets of Triangle Plastics, Inc. and its TriEnda subsidiary ("Triangle Plastics"), a designer and manufacturer of custom heavy gauge industrial thermoformed parts for original equipment manufacturers in a variety of industries, including the heavy truck, agricultural, portable restroom, recreational and construction markets, as well as a producer of plastic thermoformed products for material handling applications. This acquisition made the Company the largest industrial thermoformer in the United States.

   On June 1, 2000, the Company acquired the net assets of Synergy World, Inc. ("Synergy World"). Synergy World, who employs 15 people, is a St. Louis, Missouri based designer and marketer of portable restrooms sold to equipment rental companies, waste services companies and diversified sanitation firms. Prior to the acquisition, the Company was the exclusive supplier of the thermoformed plastic restrooms to Synergy World.

   The Company competes with numerous industrial thermoformers. Approximately 19% of the Company's 2000 industrial thermoformed part sales were to three heavy truck manufacturers. Increasingly, original equipment manufacturers are looking for fewer and higher quality suppliers. The Company has the capacity required for high volume and the ability to provide value-added services including design, engineering, tool making and assembly. Within the Company's technical center, customers, resin suppliers and extruders work together to develop new plastic compounds and design and test new product applications. These factors foster long-term relationships with the customer and give the Company a competitive advantage.

   The Company is a leading designer and manufacturer of single and twin-sheet plastic pallets, custom dunnage and other material handling products, which are sold to customers in a wide variety of industries including automotive, government, grocery, printing and others. The Company extrudes sheet at its Portage, Wisconsin and Fort Smith, Arkansas facilities which is used in the manufacturing of products at various Company facilities. The Company sells its products through a direct sales force and approximately 40 manufacturer representatives who typically sell a broad line of material handling products.

   The material handling industry is highly competitive with wood pallets representing over 90% of the market. A growth opportunity exists as customers realize the benefits of plastic pallets, which are lighter, stronger, more durable and friendlier to the environment than wood. This opportunity should be realized as customers convert their logistic systems to ensure pallet returns. Engineering and developing creative material handling solutions is a point of competitive differentiation for the Company. Currently, the Company's patented pallet leg is the industry standard and is required for plastic pallets supplied to the United States Postal Service. In October 2000, the Company was awarded the contract to supply the United States Postal Service with their 2000-2001 postal pallet requirements. The Company's most recent pallet entry into the distribution market incorporates five different patented or trademarked features.

   The Company also manufactures thermoformed plastic door liners and evaporator trays for refrigerators in its Fort Smith, Arkansas facility. Approximately 20% of the Company's 2000 thermoformed product sales were to one customer in the home appliance industry. The Company is well established in serving this multi-location account based on its focus on providing a high level of customer service, such as product tooling design, high quality standards, proximity and just-in-time delivery. In addition, the Company has demonstrated the ability to supply 100% of the after market inner door liner service parts for this dominant customer. Therefore, it enjoys a sole source position with this customer. Effective January 1, 1999, the Company entered into a three-year supply agreement with this customer. In addition, sales of the Company's plastic tables continue to grow, and other products are being developed to reduce dependency on a single customer.

 Injection Molded Products

   The Company has plastic injection molding operations in three locations:
Reedsville, Pennsylvania; Greenville, South Carolina; and Springfield, Missouri. The Springfield facility was constructed during 1995 with production beginning in early 1996. A major part of this facility is devoted to fulfilling supply agreements to produce internal components for shotgun shells for two major U.S. producers. The Company had operations in Arecibo, Puerto Rico. Due to limited growth potential as a result of the phase out of section 936 of the Internal Revenue Code, the Company ceased operations in this plant in January 1999.

   The Company manufactures precision custom injection molded components for major companies in the healthcare and consumer products industries. The Company also owns Yorker(R) Closures, a proprietary product line of plastic closures.

   Products for the healthcare industry, which include such items as intravenous harness components and surgical devices, comprised approximately 39% of the Company's 2000 injection molded product sales. Precision consumer products include components for retail items and accounted for approximately 48% of the Company's 2000 injection molded product sales. The remaining sales were primarily closures. Sales to each of three major customers were greater than 10% and in the aggregate 62% of the Company's total 2000 injection molded product sales.

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

Government Contracts

   The Company enters into contracts with the United States Government which contain termination provisions customary for government contracts. See "-- Metal Products Segment--Zinc Products" and "--Plastic Products Segment-- Thermoformed Industrial Parts and Proprietary Products." The United States Government retains the right to terminate such contracts at its convenience. However, if the contract is terminated, the Company is entitled to be reimbursed for allowable costs and profits to the date of termination relating to authorized work performed to such date. The United States Government contracts are also subject to reduction or modification in the event of changes in government requirements or budgetary constraints. Since entering into a contract with the Company in 1981, the United States Government has not terminated the penny blank supply arrangement.

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

Employees

   As of December 2000, the Company employed approximately 1,700 people. Approximately 286 union workers are covered by two collective bargaining agreements at the Company's zinc products and consumer products manufacturing facilities. These agreements expire at the consumer products facility (Muncie, Indiana) on October 14, 2001, and at the zinc products facility (Greeneville, Tennessee) on October 4, 2003. Approximately 197 union workers are covered by a collective bargaining agreement at the Company's two plastic products facilities located in Winthrop and Oelwein, Iowa. This agreement expires on December 1, 2001.

   The Company has not experienced a work stoppage during the past four years. Management believes that its relationships with the Company's collective bargaining units are good.

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

                                                                            Approximate
                                                                            Floor Space
        Plant Location              Business Segment/ Product Line         in Square Feet
        --------------              ------------------------------         --------------
   Greeneville, Tennessee.. Metal Products/Zinc Products                      320,000
   Muncie, Indiana......... Metal Products/Consumer Products                  173,000
   Toronto, Canada
    (leased)............... Metal Products/Consumer Products                   48,000
   Portage, Wisconsin...... Plastic Products/Industrial Thermoformed Parts    300,000
   Winthrop, Iowa.......... Plastic Products/Industrial Thermoformed Parts    140,000
   Fort Smith, Arkansas.... Plastic Products/Industrial Thermoformed Parts    140,000
   Oelwein, Iowa (leased).. Plastic Products/Industrial Thermoformed Parts    135,000
   Auburndale, Florida..... Plastic Products/Industrial Thermoformed Parts     90,000
   Cookeville, Tennessee
    (leased)............... Plastic Products/Industrial Thermoformed Parts     41,000
   Independence, Iowa
    (leased)............... Plastic Products/Industrial Thermoformed Parts     31,000
   Reedsville,
    Pennsylvania........... Plastic Products/Injection Molded Products         73,000
   Greenville, South
    Carolina............... Plastic Products/Injection Molded Products         48,000
   Springfield, Missouri... Plastic Products/Injection Molded Products         43,000

   In 1999, the Company ceased operations in two leased thermoforming facilities. The lease on the South Whitley, Indiana facility expired in 1999. The Company is seeking a sublessor for the El Dorado, Arkansas facility where the lease expires in May 2004.

Item 3. Legal Proceedings

   The Company is involved in various legal disputes in the ordinary course of business. For information required by Item 3, see Item 8, Note 11 (Litigation Charges and Recoveries) and Note 12 (Contingencies).

Item 4. Submission of Matters to Vote of Security Holders

   There were no matters submitted to the security holders during the fourth quarter of 2000.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters

   Alltrista Corporation common stock is traded on the New York Stock Exchange under the symbol "ALC." There were 3,694 common shareholders of record on March 4, 2001. The Company currently does not and does not intend to pay cash dividends on its common stock in the foreseeable future. Cash generated from operations will be invested to support competitiveness and growth. The Company has repurchased its own common stock into treasury to offset the dilutive effect of shares issued under employee benefit plans. The Company has periodically repurchased additional shares as a flexible and tax efficient means of distributing excess cash to shareholders.

   For other information required by Item 5, see Item 8, Note 14 (Quarterly Stock Prices).

Item 6. Selected Financial Data

                  Six-Year Review of Selected Financial Data

               (thousands of dollars, except per share amounts)

                                         Year ended December 31,
                          ---------------------------------------------------------
                            2000     1999      1998      1997      1996      1995
                          -------- --------  --------  --------  --------  --------
Statement of Income Data
Net sales (f)...........  $348,556 $353,521  $252,464  $247,225  $215,574  $206,959
Operating earnings
 before depreciation and
 amortization (c)(d)(e).    40,045   56,179    40,752    40,485    38,372    36,834
Operating earnings
 (c)(d)(e)..............    18,734   38,482    30,204    30,100    27,803    24,018
Income from continuing
 operations
 (a)(b)(c)(d)(e)........     4,922   30,307    17,597    17,241    15,404    12,623
Loss from discontinued
 operations.............       --       (87)   (1,870)   (2,404)     (894)   (1,124)
Extraordinary loss from
 early extinguishment of
 debt (net of income
 taxes).................       --    (1,028)      --        --        --        --
                          -------- --------  --------  --------  --------  --------
Net income
 (a)(b)(c)(d)(e)........  $  4,922 $ 29,192  $ 15,727  $ 14,837  $ 14,510  $ 11,499
                          ======== ========  ========  ========  ========  ========
Basic earnings per
 share:
  Cash operating
   earnings (g).........  $   6.32 $   8.34  $   5.76  $   5.46  $   4.96  $   4.72
  Income from continuing
   operations...........       .78     4.50      2.48      2.33      1.99      1.62
  Loss from discontinued
   operations...........       --      (.01)     (.26)     (.33)     (.11)     (.15)
  Extraordinary loss
   from early
   extinguishment of
   debt (net of income
   taxes)...............       --      (.15)      --        --        --        --
                          -------- --------  --------  --------  --------  --------
                          $    .78 $   4.34  $   2.22  $   2.00  $   1.88  $   1.47
                          ======== ========  ========  ========  ========  ========
Diluted earnings per
 share:
  Cash operating
   earnings (g).........  $   6.27 $   8.24  $   5.66  $   5.36  $   4.85  $   4.61
  Income from continuing
   operations...........       .77     4.44      2.45      2.28      1.95      1.58
  Loss from discontinued
   operations...........       --      (.01)     (.26)     (.32)     (.11)     (.14)
  Extraordinary loss
   from early
   extinguishment of
   debt (net of income
   taxes)...............       --      (.15)      --        --        --        --
                          -------- --------  --------  --------  --------  --------
                          $    .77 $   4.28  $   2.19  $   1.96  $   1.84  $   1.44
                          ======== ========  ========  ========  ========  ========
Balance Sheet Data (at
 end of year)
Total assets............  $308,739 $338,751  $165,831  $166,577  $154,079  $162,650
Property, plant and
 equipment, net.........    89,052   89,866    46,856    45,010    45,660    56,083
Goodwill, net...........   114,138  115,276    24,548    24,947    20,549     7,534
Long-term debt..........    95,065  121,060    21,429    25,714    30,000    30,000

-------
(a) 2000 includes $1.6 million of pretax income associated with the reduction in long-term performance-based compensation and $1.4 million of pretax litigation charges, net of recoveries.
(b) 1999 includes a $19.7 million pretax ($12.2 million after-tax) gain on the sale of the plastic packaging product line.
(c) 1999 includes a $2.3 million pretax charge to exit a plastic thermoforming facility.
(d) 1998 includes a $1.3 million pretax charge to exit a plastic injection molding facility.
(e) 1995 includes a $2.4 million pretax charge to write-off assets related to a discontinued zinc product development project.
(f) Net sales for all periods presented reflect a reclassification of freight expense on goods shipped to customers from Net Sales to Cost of Sales.
(g) Operating earnings before depreciation and amortization divided by basic and diluted weighted average common shares outstanding, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Events

   The financial results for 2000 were impacted by a series of economic, operational and strategic events. Operating results for plastic products were negatively impacted by competitive pricing pressures and dramatically lower demand among thermoforming customers, chiefly in the heavy truck, manufactured housing and material handling markets. For metal products, orders for home canning products returned to more traditional levels as compared to 1999, which was influenced by Year 2000 fears.

   During the latter half of 2000, the Company realigned the plastics segment organization and its thermoforming operations to reduce costs and address capacity issues. As part of the reorganization, production of certain thermoformed plastic parts was moved from the Oelwein, Iowa facility to other Company locations in Iowa and Wisconsin. The Oelwein facility has been converted to a distribution center. This realignment, along with the transfer of the Company's thermoforming operations from El Dorado, Arkansas to Auburndale, Florida which was announced in late 1999 and completed in 2000, is expected to result in better overall capacity utilization. The Company recorded a $0.4 million charge in the third quarter for the write-down of fixed assets and severance cost relating to the realignment of the thermoforming operations. Approximately $0.9 million of costs were incurred during 2000 related to the transfer of production from Arkansas to Florida. Severance costs recorded in the fourth quarter associated with the plastics segment reorganization were approximately $0.8 million. The Company anticipates annual savings of approximately $7.5 million as a result of reductions in workforce.

   During the third quarter of 2000, the Company decided to discontinue the Central European home canning test market and recorded a $1.2 million pre-tax charge to write-down inventory. While the Company achieved good retail distribution, consumer sales volumes did not justify continuing this activity. The pre-tax net operating loss incurred in 2000 from this activity excluding the inventory write-down was $0.5 million.

   In September 2000, the Company reached settlements in two legal disputes, incurring $2.2 million in settlement and legal expenses in the aggregate. On May 19, 1997 the Company purchased certain assets and assumed certain liabilities of Viking Industries and, in accordance with the terms of the asset purchase agreement, agreed to pay up to an additional $4.0 million of purchase price based upon performance through May 2001. The settlement concluded arbitration proceedings initiated by the former owner in an effort to accelerate payment of the additional $4.0 million. No additional amounts are payable in connection with the acquisition. The Company had also been named a defendant in a lawsuit with respect to a royalty agreement, whereby the plaintiff (licensee) believed they were entitled to a paid-up royalty-free license to manufacture and sell products designed and patented by the Company. The Company reached a settlement and extended a paid-up royalty-free license to the plaintiff through October 9, 2001, the date the patent in question expires. In December 2000, the Company also received a cash payment, net of related legal expenses, of $0.9 million as settlement from a customer which had terminated a supply contract prior to its stated expiration date.

   On June 1, 2000, the Company acquired the net assets of Synergy World, Inc. ("Synergy World") for $6.9 million in cash plus acquisition costs. The transaction was accounted for as a purchase. Synergy World's operating results are included in the Company's financial statements beginning on June 1, 2000.

   Synergy World is a St. Louis, Missouri-based designer and marketer of portable restrooms sold to equipment rental companies, waste services companies and diversified sanitation firms. Prior to the acquisition, the Company was the exclusive supplier of the thermoformed plastic restrooms to Synergy World. Synergy World employs 15 people and had 1999 sales of $10.5 million.

   During the second quarter of 2000, the Company recorded a pre-tax gain of $1.6 million related to a reduction in long-term performance-based compensation.

   A discussion of the results of operations follows. This discussion reflects the reclassification of freight expense on goods shipped to customers, which was previously a deduction in determining Net Sales, and now is included in Cost of Sales for all periods reported. This change had no effect on reported net income.

Results of Operations--Comparing 2000 to 1999

   The Company reported consolidated net sales of $348.6 million in 2000, a slight decrease from sales of $353.5 million in 1999. Despite the modest decline in sales, operating earnings decreased 51.3% from $38.5 million in 1999 to $18.7 million in 2000. The metal products segment reported lower sales and operating earnings, and the plastic products segment reported increased sales and lower operating earnings.

   Sales of consumer products decreased $12.7 million in 2000 as home canning sales volumes returned to more normal levels compared to the 1999 season, which was influenced by the Year 2000 phenomenon. Triangle Plastics and its wholly owned subsidiary, TriEnda, which were acquired on April 25, 1999, contributed $92.1 million to 2000 sales compared to $72.2 million for the eight-month period in 1999. In 2000, competitive pricing pressures and dramatically lower demand, chiefly in the heavy truck, manufactured housing and material handling markets, negatively impacted sales of thermoformed plastic parts. Prior year sales also included $13.0 million from the plastic packaging product line which was disposed of on May 24, 1999.

   Gross margin percentages decreased from 28.4% in 1999 to 23.2% in 2000. Both the metals and plastics segments experienced declines in gross margins. A decline in sales of traditional home canning products accompanied by slightly higher sales of a lower margin consumer product line, and lower coinage and battery can volumes contributed to the decrease in the metal products segment. Raw material price increases, reduced sales volumes and operating inefficiencies from several new customer programs for industrial thermoformed parts contributed to the decline within the plastic products segment.

   Selling, general and administrative expenses increased 1.6% from $54.9 million in 1999 to $55.8 million in 2000. Expenses within the metal products segment increased primarily due to higher depreciation expense on a new information system for consumer products and increased research and development costs related to zinc-based products. The acquisition of Triangle Plastics and disposal of the plastic packaging product line also contributed to the increase as Triangle Plastics maintains the personnel necessary to offer customers extensive design, engineering and development services, while the operations of the divested plastic packaging product line did not require this level of staffing. Additionally, the write-down of fixed assets and severance costs of $1.2 million associated with the realignment and consolidation of the Company's thermoforming operations also contributed to the increase. These increases were offset somewhat by a decrease in incentive compensation expense. Selling, general and administrative expenses as a percentage of sales increased from 15.5% in 1999 to 16.0% in 2000.

   Goodwill amortization increased from $4.6 million in 1999 to $6.4 million in 2000. This was the result of a full year of amortization being recorded in 2000 related to the 1999 acquisition of Triangle Plastics.

   Net interest expense in 2000 was $11.9 million compared to $8.4 million for 1999. The increase was due primarily to increased average borrowings driven by the Triangle Plastics acquisition. The Company's effective tax rate decreased from 39.1% in 1999 to 34.0% in 2000 due primarily to the recognition of a tax benefit from exiting the Central European home canning test market.

   Excluding the $1.1 million after-tax benefit from the reduction in long-term performance-based compensation and the $0.9 million after-tax charge for the settlement of legal disputes, income from continuing operations was $4.8 million for fiscal 2000. This represents a 75.5% decrease from comparable income from continuing operations of $19.6 million in 1999, which excludes the $12.2 million after-tax gain on the sale of the plastic packaging product line and the $1.4 million after-tax charge to exit the facility in El Dorado, Arkansas. Diluted earnings per share from continuing operations for 2000, as adjusted, was $0.75, a 73.8% decrease from the similarly adjusted $2.86 per share reported in 1999.

   Diluted weighted average shares outstanding decreased from 6,819,000 in 1999 to 6,383,000 in 2000 as a result of the Company purchasing its common stock in the open market. The reduction in shares outstanding added $0.05 to reported diluted earnings per share.

 Metal Products Segment

   Net sales within the metal products segment decreased 7.3% from $194.0 million in 1999 to $179.8 million in 2000. Consumer product sales decreased $12.7 million primarily due to a decrease in sales of home canning jars and closures. In 2000, home canning product sales volumes returned to more normal levels and seasonal patterns compared to 1999 which was influenced by Year 2000 fears. Sales of home canning products in Canada were also negatively impacted due to an unusually cold and wet growing season. Partially offsetting the decline in sales of home canning jars and closures were higher sales of houseware products, a new liquid pectin product line and closures to commercial customers. Zinc product sales decreased $2.2 million. Coinage sales volumes were lower primarily due to a 36.9% decline in one-cent coin blank shipments to the Royal Canadian Mint versus 1999. Sales volumes to the U.S. Mint of one-cent coin blanks were approximately the same for 2000 as compared to the previous year. As expected, battery can sales volumes were 30.9% lower as battery manufacturers continue to move production of zinc carbon cells out of the United States. Zinc strip, other industrial products and cathodic protection system sales volumes all increased. The average price of zinc ingot increased 7.3% in 2000 compared to 1999, adding approximately $1.0 million to reported sales. The Company passes on fluctuations in zinc ingot prices to those customers who do not purchase their own zinc ingot.

   Gross margin percentages for the metal products segment decreased from 33.5% in 1999 to 31.2% in 2000. Consumer products margins decreased due to a relatively higher proportion of sales being derived from products generating lower margins and the impact of the $1.2 million inventory write-down related to the Central European test market. Gross margin percentages were also negatively impacted by lower coinage and battery can volumes, unfavorable currency exchange rates and higher costs for copper anodes and plating chemicals.

   Selling, general and administrative expenses as a percentage of net sales increased from 17.6% in 1999 to 19.1% in 2000. The increase is primarily attributable to higher depreciation expense on a new information system for consumer products and increased research and development costs related to zinc-based products. Lower sales for this segment in 2000 also contributed to the increased costs as a percentage of sales. The increase was offset somewhat by a decrease in incentive compensation expense.

   Operating earnings decreased from $29.7 million in 1999 to $19.9 million on lower sales and gross margins within the segment.

 Plastics Products Segment

   Net sales within the plastic products segment increased 6.0% from $160.1 million in 1999 to $169.8 million in 2000. Triangle Plastics and its wholly owned subsidiary, TriEnda, which were acquired on April 25, 1999, contributed $92.1 million to 2000 sales compared to $72.2 million for the eight-month period in 1999. In 2000, competitive pricing pressures and dramatically lower demand, chiefly in the heavy truck, manufactured housing and materials handling markets negatively impacted sales of thermoformed plastic parts. Sales of industrial thermoformed plastic parts to appliance manufacturers increased $3.0 million primarily on increased consumer demand. Synergy World contributed $1.4 million in incremental sales after accounting for the elimination of intercompany transactions. Bath product sales decreased $4.4 million, as the manufactured housing market remains depressed. The industry continues to carry significant inventories at its retail outlets and has been further aggravated by a curtailment of consumer financing. The supply of units has also grown as a result of repossessions. Sales of injection molded products increased by $1.4 million. New customers and increased sales to ammunition manufacturers accounted for the growth. Prior year sales included $13.0 million from the plastic packaging product line which was disposed of on May 24, 1999.

   Gross margin percentages decreased from 22.2% in 1999 to 15.3% in 2000 due to a number of factors. First, resin prices increased concurrent with petroleum price increases. In the majority of the Company's supply agreements, raw material price increases can be passed on to customers. However, some contracts do not allow all increases to be passed on and others call for pass-through delays. Second, the Company experienced operating inefficiencies related to the transfer of bath product production from the El Dorado, Arkansas facility to the Auburndale, Florida facility. Third, during the second quarter of 2000, labor costs and material usage increased due to manufacturing inefficiencies and start-up costs associated with new customer programs. These operating inefficiencies were compounded further by the traditional heavy demand in the second quarter for portable restrooms. Fourth, margins on material handling products declined due to lower demand for the Company's higher margin proprietary products and competitive pricing pressures for pallets supplied to the U.S. Postal Service. Also, the U.S. Postal Service decided not to purchase hampers from the Company in 2000. Fifth, orders for Class 8 (heavy) truck parts have declined as manufacturers have slowed production in response to weak demand in the marketplace caused by higher fuel prices and interest rates, among other factors. Growth in the industry inventory of used trucks has compounded the problem. Smaller orders have reduced the length of production runs and, thus, diminished operating efficiencies. Finally, gross margins from the sales of the divested plastic packaging product line for the first five months of 1999 were extraordinarily high and not sustainable over the longer term.

   Selling, general and administrative expenses increased from 11.8% in 1999 to 12.2% in 2000 as a percentage of net sales. The acquisition of Triangle Plastics and disposal of the plastic packaging product line resulted in increased expenses as a percentage of net sales during 2000 compared to 1999. Triangle Plastics maintains a competitive sales force and the personnel necessary to offer customers extensive design, engineering and development services. The operations of the divested plastic packaging product line did not require this level of staffing. Additionally, the write-down of fixed assets and severance costs of $1.2 million associated with the realignment and consolidation of the Company's thermoforming operations also contributed to the increase. These increases were offset somewhat by a decrease in incentive compensation expense.

   Goodwill amortization increased from $3.5 million in 1999 to $5.3 million in 2000. This was the result of a full year of amortization being recorded in 2000 related to the 1999 acquisition of Triangle Plastics.

   Operating earnings decreased from $10.5 million in 1999 to ($0.5) million in 2000 primarily due to lower gross margins within the segment.

Results of Operations--Comparing 1999 to 1998

   The Company reported net sales of $353.5 million in 1999, an increase of 40.0% from sales of $252.5 million in 1998. Operating earnings of $38.5 million increased 27.4% from $30.2 million in 1998. Both the metal and plastic products segments reported increased sales and operating earnings.

   Triangle Plastics added $72.2 million in sales since the April 25, 1999 acquisition. Sales of consumer products increased $37.3 million due to increased demand for home canning products and the introduction of the housewares product line. The increase in sales was partially offset by the decrease in sales from the disposed plastic packaging product line. Sales from the disposed plastic packaging product line were $13.0 million prior to the sale compared to $28.3 million for 1998.

   Gross margin percentages increased from 27.6% in 1998 to 28.4% in 1999. Sales volume increases in coinage, injection molded products and industrial thermoformed parts contributed to the margin improvement.

   Selling, general and administrative expenses increased 48.9% from $36.9 million in 1998 to $54.9 million in 1999. Triangle Plastics accounted for approximately $9.8 million of the increase. Warehousing costs for the housewares product line, staff additions, training costs and other expenses in the expanding consumer products operations accounted for substantially all of the remaining increase. Selling, general and administrative expenses as a percentage of sales increased from 14.6% in 1998 to 15.5% in 1999.

   Goodwill amortization increased from $1.4 million in 1998 to $4.6 million in 1999 due to the acquisition of Triangle Plastics.

   In October 1999, management initiated a plan to exit the Company's plastic thermoforming facility in El Dorado, Arkansas. Operations in this facility ceased in January 2000 and were moved to the Company's Auburndale, Florida facility. The Company recorded a one-time charge to exit the facility of $2.3 million, which included a $0.8 million loss on the sale and disposal of equipment, $0.6 million in future lease obligations net of assumed sublease revenue and $0.9 million in other costs consisting primarily of employee severance, consulting and employment obligations and other related fees.

   Net interest expense in 1999 was $8.4 million compared to $1.8 million for 1998. The increase was due to increased borrowings to finance the Triangle Plastics acquisition. The Company's effective tax rate increased from 38.0% in 1998 to 39.1% in 1999 due primarily to foreign losses for which a tax benefit was not recorded.

   Excluding the 1999 $12.2 million after-tax gain on the sale of the plastic packaging product line, the $1.4 million after-tax charge to exit the facility in El Dorado, Arkansas and the 1998 $0.8 million after tax charge to exit the facility in Arecibo, Puerto Rico, 1999 income from continuing operations of $19.6 million increased 6.5% from $18.4 million in 1998. Diluted earnings per share from continuing operations, as adjusted, was $2.86, an 11.7% increase from the $2.56 reported in 1998.

   Diluted weighted average shares outstanding decreased from 7,195,000 in 1998 to 6,819,000 in 1999 due to the Company purchasing its common stock in the open market. The reduction in shares outstanding added $0.22 to reported diluted earnings per share.

 Metal Products Segment

   Net sales within the metal products segment increased from $149.2 million in 1998 to $194.0 million in 1999, an improvement of 30.0%. Sales of home canning products increased $18.4 million due to good growing conditions throughout North America, new consumers taking up home canning and fears of food shortages resulting from Year 2000 computer failures. The introduction of the Golden Harvest(R) housewares and specialty glassware product lines added $11.5 million and $3.4 million in consumer product sales, respectively. In April 1999, the Company began test marketing home canning products in Central Europe. Market penetration in the initial year was lower than expected, due partially to in country retail sales of a considerable surplus of commercial glass containers which had been planned for export to Russia. Sales of copper-plated zinc coin blanks to both the U.S Mint and the Royal Canadian Mint increased over 1998 adding $7.4 million in sales compared to the previous year. An expected reduction in zinc battery can sales offset, in part, the increase in coinage sales.

   Gross margin percentages decreased slightly from 33.6% in 1998 to 33.5% in 1999. The increase in coinage and home canning product sales volume was offset by the introduction of a lower margin housewares product line.

   As a percentage of net sales, selling, general and administrative expenses increased slightly from 17.5% in 1998 to 17.6% in 1999. In 1999, the Company incurred approximately $1.2 million in selling, general and administrative expenses in the Central European home canning product test market. A portion of the Company's zinc product sales is on a tolling basis whereby the material cost is not included in sales. As tolling activity increases, selling, general and administrative costs increase disproportionately with net sales.

   Operating earnings increased from $23.0 million in 1998 to $29.7 million in 1999 on strong sales within the segment.

 Plastics Products Segment

   Net sales within the plastic products segment increased from $103.4 million in 1998 to $160.1 million in 1999. The late April acquisition of Triangle Plastics contributed $72.2 million of incremental sales. Sales of industrial thermoformed parts from the existing business were essentially the same as the previous year. Increased sales of refrigerator parts were offset by lower sales of bath and other products to the manufactured housing and recreational vehicle industries. Sales of injection molded products increased by $2.4 million as the Company's growth strategy, launched in 1997, continues to foster sales gains. Excluding the 1998 sales from the closed Arecibo, Puerto Rico facility, injection molded product sales for 1999 increased $6.9 million or 22.0% compared to the previous year. Sales from the disposed plastic packaging product line were $13.0 million prior to the sale compared to $28.3 million for 1998.

   Gross margin percentages increased from 18.9% in 1998 to 22.2% in 1999. Capacity utilization in the Company's injection molding facilities improved in 1999. In addition, increased sales volumes of thermoformed components added to the margin improvements.

   Selling, general and administrative expenses increased from 10.6% in 1998 to 11.8% in 1999 as a percentage of net sales. This increase was driven by a change in cost structure with the segments' increased focus on thermoforming and the sale of the plastic packaging product line. Additional staffing in sales, engineering and product development to support the Company's growth objectives also increased expenses.

   Goodwill amortization expense increased from $0.3 million in 1998 to $3.5 million in 1999 due to the acquisition of Triangle Plastics.

   Operating earnings increased from $8.3 million in 1998 to $10.5 million in 1999.

Outlook

   Within the metal products segment, consumer product sales are expected to be comparable to those levels achieved in 2000. The Company anticipates penny blank shipments to the U.S. Mint during 2001 to be at the same levels as 2000 and Royal Canadian Mint requirements to be lower. In January 2001, the Company entered into a contract with the Royal Canadian Mint to supply a minimum of one billion one-cent coin blanks over the next two years. The Company continues to explore international growth opportunities in the coinage area.

   With regard to the plastic products segment, the Company expects significantly lower demand among its thermoforming customers in the heavy truck, manufactured housing and materials handling markets to persist at least through the first half of 2001. In response to these difficult conditions, management has implemented certain initiatives to increase sales and reduce operating costs, including consolidation of certain thermoforming facilities, a reduction in workforce, and a realignment of the plastic segment's organization.

Financial Condition, Liquidity and Capital Resources

   The Company financed the 1999 acquisition of Triangle Plastics with a $250 million credit facility consisting of a six-year $150 million term loan and a $100 million revolving credit facility. All borrowings mature on March 31, 2005. The agreement contains certain guarantees and financial covenants including minimum net worth requirements, minimum fixed charge coverage ratios and maximum financial leverage ratios. In February 2001, the Company entered into an agreement with its lenders to amend certain provisions of this agreement and waive violations of its minimum fixed charge ratio and maximum leverage ratio at December 31, 2000. The amendment reduces the revolving credit facility to $50 million, provides for the Company's accounts receivable and inventory to be pledged as collateral, and modifies certain financial covenants.

   The term loan requires quarterly payments of principal escalating from $15 million in the first year to $30 million in the fifth and sixth years. Interest on the term loan is based upon fixed increments over the adjusted London Interbank Offered Rate ("LIBOR") or the agent bank's alternate borrowing rate as defined in the agreement.

   Interest on borrowings under the revolving credit facility are based upon fixed increments over the adjusted LIBOR or the agent bank's alternate borrowing rate as defined in the agreement. The agreement also requires the payment of commitment fees on the unused balance. As of December 31, 2000, $16 million of borrowings were outstanding under this agreement. No such borrowings were outstanding as of December 31, 1999.

   In May 1999, the Company entered into a three-year interest rate swap with an initial notional value of $90 million. The swap effectively fixes the interest rate on approximately 60% of the Company's term debt at a maximum rate of 7.98% for the three-year period.

   In June 2000, the Company acquired the net assets of Synergy World for $6.9 million in cash plus acquisition costs. The Company may pay up to an additional $2.0 million based upon future performance through March 31, 2002.

   In October 1999, management initiated a plan to exit the Company's plastic thermoforming facility in El Dorado, Arkansas. Operations in this facility ceased in January 2000 and were moved to the Company's Auburndale, Florida facility. The total cost to exit the facility was $2.3 million and includes a $0.8 million loss on the sale and disposal of equipment, $0.6 million in future lease obligations net of assumed sublease revenue and $0.9 million in other costs consisting primarily of employee severance, consulting and employment obligations and other related fees. Of this $2.3 million charge, which was recorded in the fourth quarter of 1999, $1.8 million has been expended through December 31, 2000.

   During 2000, the Company repurchased 452,600 shares of the Company's stock for $10.5 million. In 1999, the Company's board of directors approved the repurchase of up to 500,000 shares. Under this program, 402,400 shares have been repurchased through December 31, 2000. In addition to this program, the Company has a policy to annually repurchase shares to offset the dilutive effect of shares issued under employee benefit plans. The Company repurchases shares as a flexible and tax effective means of distributing cash to shareholders. Dividends are not presently paid on the Company's common stock nor does the Company anticipate paying dividends in the foreseeable future.

   Working capital (excluding the current portion of long-term debt and notes payable) decreased $9.3 million from $74.3 million at December 31, 1999 to $65.0 million at December 31, 2000. Cash and cash equivalents declined $14.1 million due primarily to the Company's stock repurchase program, the investment in Synergy World, debt service payments and a decrease in cash provided by operations.

   Capital expenditures were $13.6 million in 2000 compared to $16.6 million in 1999 and are largely related to maintaining facilities and improving manufacturing efficiencies. Investments in 2000 included, among other items, new injection molding machines to support growth and an investment in a high precision slitting line for zinc products.

   The Company believes that existing funds, cash generated from operations and its debt facility are adequate to satisfy its working capital and capital expenditure requirements for the foreseeable future. However, the Company may raise additional capital from time to time to take advantage of favorable conditions in the capital markets or in connection with the Company's corporate development activities.

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

New Accounting Pronouncement

   Statement of Financial Accounting Standard 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS 137 and SFAS
138) provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 is effective for the Company beginning with the first quarter of 2001, and its adoption will not have a material impact on the Company's results of operations or financial position.

Item 7a. Qualitative and Quantitative Disclosure About Market Risk

   In general, business enterprises can be exposed to market risks including fluctuations in commodity prices, foreign currency values, and interest rates that can affect the cost of operating, investing, and financing. The Company's exposures to these risks are low. Over 90% of the Company's zinc business is conducted on a tolling basis whereby customers supply zinc to the Company for processing, or supply contracts provide for fluctuations in the price of zinc to be passed on to the customer.

   The Company from time to time invests in short-term financial instruments with original maturities usually less than thirty days. The Company is exposed to short-term interest rate variations with respect to the LIBOR on its term and revolving debt obligations. A portion of this risk has been managed through the use of an interest rate swap, completed in 1999, whereby the Company effectively pays a maximum interest rate of 7.98% on 60% of the outstanding term debt balance for a period of three years.

   Changes in LIBOR interest rates would affect the earnings of the Company either positively or negatively depending on the changes in short-term interest rates. Assuming that LIBOR rates increased 100 basis points over period end rates on the outstanding term and revolver debt, the Company's interest expense, after considering the effects of its interest rate swap, would have increased by approximately $620,000 and $385,000 for the years ended December 31, 2000 and 1999, respectively. The amount was determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost, short-term investment rates, interest rate swap and estimated cash flow. Actual changes in rates may differ from the assumptions used in computing this exposure.

   The Company does not invest or trade in any derivative financial or commodity instruments, nor does it invest in any foreign financial instruments.

Item 8. Financial Statements and Supplementary Data

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                     (thousands, except per share amounts)

                                                   Year ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
Net sales........................................ $348,556  $353,521  $252,464
Costs and expenses
  Cost of sales..................................  267,651   253,249   182,751
  Selling, general and administrative expenses...   55,767    54,871    36,850
  Goodwill amortization..........................    6,404     4,605     1,399
  Costs to exit facilities.......................      --      2,314     1,260
                                                  --------  --------  --------
Operating earnings...............................   18,734    38,482    30,204
Interest expense, net............................  (11,917)   (8,395)   (1,822)
Gain on sale of plastic packaging product line...      --     19,678       --
Reduction in long-term performance-based
 compensation....................................    1,600       --        --
Litigation charges, net of recoveries............   (1,352)      --        --
                                                  --------  --------  --------
Income from continuing operations before taxes
 and minority interest...........................    7,065    49,765    28,382
Provision for income taxes.......................   (2,402)  (19,458)  (10,785)
Minority interest in loss of consolidated
 subsidiary......................................      259        --        --
                                                  --------  --------  --------
Income from continuing operations................    4,922    30,307    17,597
Discontinued operations:
  Loss from discontinued operations, net of
   income tax benefit of $557....................      --        --       (908)
  Loss on disposal of discontinued operations,
   net of income tax benefit of $54 and $589,
   respectively..................................      --        (87)     (962)
Extraordinary loss from early extinguishment of
 debt, net of income tax benefit of $635.........      --     (1,028)      --
                                                  --------  --------  --------
Net income....................................... $  4,922  $ 29,192  $ 15,727
                                                  ========  ========  ========
Basic earnings per share:
  Income from continuing operations.............. $    .78  $   4.50  $   2.48
  Discontinued operations........................      --       (.01)     (.26)
  Extraordinary loss from early extinguishment of
   debt, net of income tax benefit...............      --       (.15)      --
                                                  --------  --------  --------
  Net income..................................... $    .78  $   4.34  $   2.22
                                                  ========  ========  ========
Diluted earnings per share:
  Income from continuing operations.............. $    .77  $   4.44  $   2.45
  Discontinued operations........................      --       (.01)     (.26)
  Extraordinary loss from early extinguishment of
   debt, net of income tax benefit...............      --       (.15)      --
                                                  --------  --------  --------
  Net income..................................... $    .77  $   4.28  $   2.19
                                                  ========  ========  ========
Weighted average shares outstanding:
  Basic..........................................    6,338     6,734     7,079
  Diluted........................................    6,383     6,819     7,195

   The accompanying notes are an integral part of the consolidated financial statements.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                             (thousands of dollars)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
Assets
Current assets.............................................
  Cash and cash equivalents................................ $  3,303  $ 17,394
  Accounts receivable, net of reserve for doubtful accounts
   of $1,517 and $1,735....................................   32,806    36,931
  Inventories..............................................   52,548    57,908
  Deferred taxes on income.................................    4,621     6,794
  Prepaid expenses.........................................    1,102     2,449
                                                            --------  --------
    Total current assets...................................   94,380   121,476
                                                            --------  --------
Property, plant and equipment, at cost.....................
  Land.....................................................    1,998     1,197
  Buildings................................................   35,059    34,113
  Machinery and equipment..................................  149,405   138,716
                                                            --------  --------
                                                             186,462   174,026
  Accumulated depreciation.................................  (97,410)  (84,160)
                                                            --------  --------
                                                              89,052    89,866
                                                            --------  --------
Goodwill, net of accumulated amortization of $16,192 and
 $8,351....................................................  114,138   115,276
Other assets...............................................   11,169    12,133
                                                            --------  --------
    Total assets........................................... $308,739  $338,751
                                                            ========  ========
Liabilities and shareholders' equity
Current liabilities........................................
  Current portion of long-term debt........................ $ 25,995  $ 19,094
  Notes payable............................................   16,000       607
  Accounts payable.........................................   17,842    26,895
  Accrued salaries, wages and employee benefits............    8,344    10,889
  Other current liabilities................................    3,224     9,380
                                                            --------  --------
    Total current liabilities..............................   71,405    66,865
                                                            --------  --------
Noncurrent liabilities.....................................
  Long-term debt...........................................   95,065   121,060
  Deferred taxes on income.................................   13,068    11,865
  Other noncurrent liabilities.............................    9,957    14,554
                                                            --------  --------
    Total noncurrent liabilities...........................  118,090   147,479
                                                            --------  --------
Minority interest in subsidiary............................    1,023     1,382
                                                            --------  --------
Contingencies..............................................      --        --
Shareholders' equity:
  Common stock, 25,000,000 shares authorized, 7,963,351 and
   7,965,416 shares issued and 6,341,388 and 6,736,878
   shares outstanding in 2000 and 1999, respectively.......   40,017    39,952
  Retained earnings........................................  118,153   113,231
  Accumulated other comprehensive loss--cumulative
   translation adjustment..................................     (978)     (419)
                                                            --------  --------
                                                             157,192   152,764
  Less: treasury stock (1,621,963 and 1,228,538 shares, at
   cost)...................................................  (38,971)  (29,739)
                                                            --------  --------
    Total shareholders' equity.............................  118,221   123,025
                                                            --------  --------
    Total liabilities and shareholders' equity............. $308,739  $338,751
                                                            ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (thousands of dollars)

                                                   Year ended December 31,
                                                 -----------------------------
                                                   2000      1999       1998
                                                 --------  ---------  --------
Cash flows from operating activities
Net income.....................................  $  4,922  $  29,192  $ 15,727
Reconciliation of net income to net cash
 provided by operating activities:
  Depreciation.................................    14,533     12,030     8,884
  Amortization.................................     6,778      5,667     1,664
  Loss on sale of assets.......................       338        152        71
  Loss (gain) on disposal of product lines and
   discontinued operations.....................       --     (19,678)    2,451
  Costs to exit facilities.....................       --       2,314     1,260
  Deferred taxes on income.....................     3,892     (4,215)      201
  Reduction in long-term performance-based
   compensation................................    (1,600)       --        --
  Deferred employee benefits...................       (40)     1,297     1,024
  Minority interest............................      (259)       --        --
  Other, net...................................       450       (459)     (861)
Changes in working capital components excluding
 acquisitions and divestitures:
  Accounts receivable..........................     6,678      1,760    (1,818)
  Inventories..................................     5,952     (7,023)   (6,970)
  Accounts payable.............................   (12,613)    (1,086)    2,559
  Accrued salaries, wages and employee
   benefits....................................    (2,589)       510     1,506
  Other current assets and liabilities.........    (7,298)     1,863     1,690
                                                 --------  ---------  --------
    Net cash provided by operating activities..    19,144     22,324    27,388
                                                 --------  ---------  --------
Cash flows from financing activities
  Proceeds from revolving credit borrowings....    57,332     37,260     4,431
  Payments on revolving credit borrowings......   (41,940)   (36,652)   (4,431)
  Proceeds from issuance of long-term debt.....       --     150,995       --
  Payments on long-term debt...................   (19,094)   (37,076)   (4,286)
  Debt issue cost..............................       --      (2,262)      --
  Proceeds from issuance of common stock.......     1,219      1,672     1,283
  Purchase of treasury stock...................   (10,485)    (3,146)  (19,321)
                                                 --------  ---------  --------
    Net cash provided by (used in) financing
     activities................................   (12,968)   110,791   (22,324)
                                                 --------  ---------  --------
Cash flows from investing activities
  Additions to property, plant and equipment...   (13,637)   (16,628)  (11,909)
  Proceeds from sale of property, plant and
   equipment...................................       105      1,658        33
  Acquisitions of businesses, net of cash
   acquired....................................    (6,930)  (151,278)   (1,000)
  Proceeds from divestitures of businesses and
   product lines...............................       220     29,305     3,463
  Investments in insurance contracts...........       --        (274)     (685)
  Other, net...................................       (25)        42      (153)
                                                 --------  ---------  --------
    Net cash used in investing activities......   (20,267)  (137,175)  (10,251)
                                                 --------  ---------  --------
Net decrease in cash...........................   (14,091)    (4,060)   (5,187)
Cash and cash equivalents, beginning of year...    17,394     21,454    26,641
                                                 --------  ---------  --------
Cash and cash equivalents, end of year.........  $  3,303  $  17,394  $ 21,454
                                                 ========  =========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                       (thousands of dollars and shares)


                          Common Stock    Treasury Stock             Cumulative
                         ---------------  ----------------  Retained Translation
                         Shares  Amount   Shares   Amount   Earnings Adjustment
                         ------  -------  ------  --------  -------- -----------
Balance, December 31,
 1997................... 7,977   $40,779    (515) $(11,479) $ 68,312    $(303)
Net income..............   --        --      --        --     15,727      --
Stock options exercised
 and stock plan
 purchases..............    69     1,494     --        --        --       --
Shares reissued from
 treasury...............   (79)   (1,779)     79     1,779       --       --
Cumulative translation
 adjustment.............   --        --      --        --        --      (316)
Purchase of common
 stock..................   --        --     (767)  (19,321)      --       --
                         -----   -------  ------  --------  --------    -----
Balance, December 31,
 1998................... 7,967    40,494  (1,203)  (29,021)   84,039     (619)
Net income..............   --        --      --        --     29,192      --
Stock options exercised
 and stock plan
 purchases..............   139     2,497     --        --        --       --
Shares reissued from
 treasury...............  (141)   (3,039)    141     3,039       --       --
Shares tendered for
 stock options and
 taxes..................   --        --      (23)     (611)      --       --
Cumulative translation
 adjustment.............   --        --      --        --        --       200
Purchase of common
 stock..................   --        --     (144)   (3,146)      --       --
                         -----   -------  ------  --------  --------    -----
Balance, December 31,
 1999................... 7,965    39,952  (1,229)  (29,739)  113,231     (419)
Net income..............   --        --      --        --      4,922      --
Stock options exercised
 and stock plan
 purchases..............    63     1,449     --        --        --       --
Shares reissued from
 treasury...............   (65)   (1,384)     65     1,384       --       --
Shares tendered for
 stock options and
 taxes..................   --        --       (6)     (131)      --       --
Cumulative translation
 adjustment.............   --        --      --        --        --      (559)
Purchase of common
 stock..................   --        --     (452)  (10,485)      --       --
                         -----   -------  ------  --------  --------    -----
Balance, December 31,
 2000................... 7,963   $40,017  (1,622) $(38,971) $118,153    $(978)
                         =====   =======  ======  ========  ========    =====

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                             (thousands of dollars)

                                                          Year ended December
                                                                  31,
                                                         -----------------------
                                                          2000    1999    1998
                                                         ------  ------- -------
Net income.............................................. $4,922  $29,192 $15,727
Foreign currency translation............................   (559)     200   (316)
                                                         ------  ------- -------
Comprehensive income.................................... $4,363  $29,392 $15,411
                                                         ======  ======= =======

   The accompanying notes are an integral part of the consolidated financial statements.

                    ALLTRISTA CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

 Basis of Presentation

   These consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The consolidated financial statements include the accounts of Alltrista Corporation and its wholly and majority owned subsidiaries (the Company). All significant intercompany transactions and balances have been eliminated upon consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

   In accordance with Emerging Issues Task Force Item 00-10, the financial statements and related notes reflect a reclassification of freight expense on goods shipped to customers from Net Sales to Cost of Sales. This change had no effect on reported net income.

   The businesses comprising the Company have interests in metal and plastics products. See Business Segment Information (Note 2).

 Use of Estimates

   Preparation of the consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from those estimates.

 Revenue Recognition

   Revenue from the sale of products is primarily recognized at the time product is shipped to customers. The Company allows customers to return defective or damaged products as well as certain other products for credit, replacement, or exchange. Revenue is recognized as the net amount to be received after deducting estimated amounts for product returns, discounts, and allowances. The Company provides credit, in the normal course of business, to its customers. The Company also maintains an allowance for doubtful customer accounts and charges actual losses when incurred to this allowance. In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", which summarizes the SEC staff's views regarding the recognition and reporting of revenues in certain transactions. The adoption of SAB No. 101 in the fourth quarter of 2000 did not have a material impact on the Company's results of operations or financial position.

 Cash and Cash Equivalents

   Cash equivalents include financial investments with a maturity of three months or less when purchased.

 Inventories

   Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market.

 Property, Plant and Equipment

   Property, plant and equipment are recorded at cost. Maintenance and repair costs are charged to expense as incurred, and expenditures that extend the useful lives of the assets are capitalized. The Company reviews property, plant and equipment for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable through future undiscounted cash flows, excluding interest cost.

 Depreciation

   Depreciation is provided on the straight-line method in amounts sufficient to amortize the cost of the assets over their estimated useful lives (buildings--30 to 50 years; machinery and equipment--5 to 15 years).

 Goodwill

   Goodwill represents the excess of the purchase prices of acquired businesses over the estimated fair values of the net assets acquired. Goodwill is amortized on a straight-line basis over periods not to exceed 20 years. The Company evaluates these assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable through future undiscounted cash flows, excluding interest costs. If facts and circumstances suggest that a subsidiary's net assets are impaired, the Company assesses the fair value of the underlying business and reduces goodwill to an amount that results in the book value of the operation approximating fair value.

 Taxes on Income

   Deferred taxes are provided for differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

 Fair Value and Credit Risk of Financial Instruments

   The carrying values of cash and cash equivalents, accounts receivable, notes payable, accounts payable and accrued liabilities approximate their fair market value due to the short-term maturities of these instruments. Investments in life insurance contracts are carried at surrender value, which approximates fair market value. The fair market value of long-term debt was estimated using rates currently available to the Company for debt with similar terms and maturities.

   The Company enters into interest rate swaps to manage interest rate exposures. The Company designates the interest rate swaps as hedges of underlying debt. Interest expense is adjusted to include the payment made or received under the swap agreements. The fair market value of the swap agreements was estimated based on the current market value of similar instruments.

   Financial instruments that potentially subject the Company to credit risk consist primarily of trade receivables and interest-bearing investments. Trade receivable credit risk is limited due to the diversity of the Company's customers and the Company's ongoing credit review procedures. Collateral for trade receivables is generally not required. The Company places its interest-bearing cash equivalents with major financial institutions and limits the amount of credit exposure to any one financial institution.

 Stock Options

   The Company accounts for the issuance of stock options under the provisions of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees." Accordingly, for the Company's stock option plans, no compensation cost is recognized in the consolidated statement of income because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated.

                                                          2000   1999    1998
                                                         ------ ------- -------
                                                         (thousands of dollars,
                                                            except per share
                                                                amounts)
      Net income
        As reported..................................... $4,922 $29,192 $15,727
        Pro forma.......................................  4,624  28,899  15,464
      Basic earnings per share
        As reported..................................... $  .78 $  4.34 $  2.22
        Pro forma.......................................    .73    4.29    2.18
      Diluted earnings per share
        As reported..................................... $  .77 $  4.28 $  2.19
        Pro forma.......................................    .72    4.24    2.15

   The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: no dividend yield for all years, expected volatility of 36, 25 and 23 percent, risk-free interest rates of 5.1, 5.4 and 4.7 percent and expected lives of 7.5 years for all periods. The average fair value of each option granted in 2000, 1999 and 1998 was $8.26, $8.62 and $10.96, respectively.

 Earnings Per Share

   Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated based on the weighted average number of outstanding common shares plus the dilutive effect of stock options as if they were exercised.

   A computation of earnings per share is as follows for the years ended December 31:

                                                         2000   1999     1998
                                                        ------ -------  -------
                                                        (thousands of dollars,
                                                           except per share
                                                               amounts)
   Income from continuing operations................... $4,922 $30,307  $17,597
   Discontinued operations.............................    --      (87)  (1,870)
   Extraordinary loss from early extinguishment of
    debt...............................................    --   (1,028)     --
                                                        ------ -------  -------
   Net income.......................................... $4,922 $29,192  $15,727
                                                        ====== =======  =======
   Weighted average shares outstanding.................  6,338   6,734    7,079
   Additional shares assuming conversion of stock
    options............................................     45      85      116
                                                        ------ -------  -------
   Weighted average shares outstanding assuming
    conversion.........................................  6,383   6,819    7,195
                                                        ====== =======  =======
   Basic earnings per share:
     Income from continuing operations................. $  .78 $  4.50  $  2.48
     Discontinued operations...........................    --     (.01)    (.26)
     Extraordinary loss from early extinguishment of
      debt..............................................   --     (.15)     --
                                                        ------ -------  -------
     Net income........................................ $  .78 $  4.34  $  2.22
                                                        ====== =======  =======
   Diluted earnings per share--assuming conversion:
     Income from continuing operations................. $  .77 $  4.44  $  2.45
     Discontinued operations...........................    --     (.01)    (.26)
     Extraordinary loss from early extinguishment of
      debt..............................................   --     (.15)     --
                                                        ------ -------  -------
     Net income........................................ $  .77 $  4.28  $  2.19
                                                        ====== =======  =======

2. Business Segment Information

   The Company is organized into two distinct segments: metal products and plastic products. The Company's operating segments are managed by the Company President and, with respect to the metals segment, the Metals Group Vice President as well. They are responsible for the segments' performance and are also part of the Company's operating decision-making group.

   The metal products segment includes sales of zinc and consumer products. This segment provides cast zinc strip and fabricated zinc products primarily for zinc coinage and industrial applications. It also markets a line of home food preservation products, including Ball(R), Kerr(R), Bernardin(R) and Golden Harvest(R) brand home canning jars which are sourced from major commercial glass container manufacturers, home canning metal closures, and related food products, which are distributed through a wide variety of retail outlets.

   The plastic products segment produces injection molded plastic products used in medical, pharmaceutical and consumer products and industrial thermoformed plastic parts for appliances, manufactured housing, recreational vehicles, heavy trucking, agricultural, portable toilet, recreational and construction products. Effective May 24, 1999, the multi-layer plastic sheet and formed container product lines were sold (see Note 4.)

   Net sales, operating earnings, assets employed in operations, capital expenditures, and depreciation and amortization by segment are summarized as follows:

                                                     2000      1999      1998
                                                   --------  --------  --------
                                                     (thousands of dollars)
   Net sales:
     Metal products:
       Consumer products.........................  $120,381  $133,074  $ 95,728
       Zinc products.............................    58,773    60,927    53,448
       Other.....................................       687       --        --
                                                   --------  --------  --------
         Total metal products....................   179,841   194,001   149,176
                                                   --------  --------  --------
     Plastic products:
       Industrial thermoformed parts (3).........   129,855   108,621    38,983
       Injection molded products.................    39,932    38,511    36,100
       Plastic packaging (4).....................       --     13,015    28,307
                                                   --------  --------  --------
         Total plastic products..................   169,787   160,147   103,390
                                                   --------  --------  --------
     Intercompany................................    (1,072)     (627)     (102)
                                                   --------  --------  --------
         Total net sales.........................  $348,556  $353,521  $252,464
                                                   ========  ========  ========
   Operating earnings:
     Metal products..............................  $ 19,887  $ 29,654  $ 23,037
     Plastic products (1)........................      (497)   10,494     8,338
     Intercompany................................        39       (69)      --
     Unallocated corporate expenses..............      (695)   (1,597)   (1,171)
                                                   --------  --------  --------
         Total operating earnings................    18,734    38,482    30,204
   Interest expense, net.........................   (11,917)   (8,395)   (1,822)
   Gain on sale of plastic packaging product
    line.........................................       --     19,678       --
   Reduction in long-term performance-based
    compensation.................................     1,600       --        --
   Litigation charges, net of recoveries.........    (1,352)      --        --
                                                   --------  --------  --------
   Income from continuing operations before taxes
    and minority interest........................  $  7,065  $ 49,765  $ 28,382
                                                   ========  ========  ========
   Assets employed in operations:
     Metal products..............................  $ 84,755  $ 96,588  $ 76,249
     Plastic products............................   207,914   207,656    55,171
                                                   --------  --------  --------
         Total assets employed in operations.....   292,669   304,244   131,420
     Corporate (2)...............................    16,070    34,507    34,411
                                                   --------  --------  --------
         Total assets............................  $308,739  $338,751  $165,831
                                                   ========  ========  ========
   Capital expenditures:
     Metal products..............................  $  3,515  $  9,600  $  5,974
     Plastic products............................     9,835     6,770     5,674
     Corporate...................................       287       258       261
                                                   --------  --------  --------
         Total capital expenditures..............  $ 13,637  $ 16,628  $ 11,909
                                                   ========  ========  ========
   Depreciation and amortization:
     Metal products..............................  $  5,931  $  4,561  $  3,439
     Plastic products............................    15,146    12,316     6,540
     Discontinued operations.....................       --        --        283
     Corporate...................................       234       820       286
                                                   --------  --------  --------
         Total depreciation and amortization.....  $ 21,311  $ 17,697  $ 10,548
                                                   ========  ========  ========

--------
(1) Operating earnings for 1999 and 1998 include pre-tax charges of $2.3 million and $1.3 million, respectively, to exit plants.
(2) Corporate assets primarily include cash and cash equivalents, amounts relating to benefit plans, deferred tax assets and corporate facilities and equipment.
(3) Includes the net sales of Triangle Plastics effective April 25, 1999.
(4) Effective May 24, 1999, the Company sold its plastic packaging product line.

   The Company's major customers are located within the United States and Canada. Net sales of the Company's products in Canada, including home food preservation products, coinage and thermoformed plastic truck components were $35.3 million, $35.7 million and $20.1 million in 2000, 1999 and 1998, respectively. Long-lived assets located outside the United States and net sales outside of the United States and Canada are not material.

3. Inventories

   Inventories were comprised of the following at December 31:

                                                                 2000    1999
                                                                ------- -------
                                                                 (thousands of
                                                                   dollars)
      Raw materials and supplies............................... $14,311 $17,155
      Work in process..........................................  10,253   9,400
      Finished goods...........................................  27,984  31,353
                                                                ------- -------
        Total inventories...................................... $52,548 $57,908
                                                                ======= =======

4. Acquisitions and Divestitures

   On June 1, 2000, the Company acquired the net assets of Synergy World, Inc. ("Synergy World") for $6.9 million in cash plus acquisition costs. The Company may pay up to an additional $2.0 million based upon future performance through March 31, 2002. The transaction was accounted for as a purchase, and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the date of acquisition. The purchase price in excess of the fair value of assets purchased and liabilities assumed has been allocated to goodwill and is being amortized over a 20-year period on a straight-line basis. Any additional payments made by the Company would be recorded as goodwill.

   Synergy World is a St. Louis, Missouri-based designer and marketer of portable restrooms sold to equipment rental companies, waste services companies and diversified sanitation firms. Prior to the acquisition, the Company was the exclusive supplier of the thermoformed plastic restrooms to Synergy World. Synergy World employs 15 people and had 1999 sales of $10.5 million. Synergy World's operating results are included in the Company's financial statements beginning on June 1, 2000. The impact of including the financial results of Synergy World on a pro forma basis would not have been material.

   Effective April 25, 1999, the Company acquired the net assets of Triangle Plastics, Inc. and its TriEnda subsidiary ("Triangle Plastics") for $148.0 million in cash plus acquisition costs. The transaction was accounted for as a purchase. The purchase price was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the date of acquisition. The purchase price in excess of the fair value of assets purchased and liabilities assumed of $95.9 million has been allocated to goodwill and is being amortized over a 20-year period. Triangle Plastics manufactures heavy gauge industrial thermoformed parts for original equipment manufacturers in a variety of industries, including the heavy trucking, agricultural, portable toilet, recreational and construction markets. Triangle Plastics also produces plastic thermoformed products for material handling applications. Triangle Plastics had net sales of $114.1 million in 1998. The consolidated financial statements include Triangle Plastics' operating results from the date of acquisition.

   On December 21, 1999, the Company acquired a 51 percent equity interest in Microlin, LLC ("Microlin") from Elkem Metals Advanced Products Corporation. Microlin, located in Salt Lake City, Utah, is a developer of proprietary battery technology. The initial cash outlay for this investment was $1.5 million, with the purchase price and agreement to fund working capital needs over the next several years not expected to exceed $4 million. The Company is the operating shareholder of Microlin as it moves to commercialize patented battery technology in consumer, healthcare, veterinary and industrial markets. The batteries will utilize zinc-based materials produced by the Company.

   Effective May 24, 1999, the Company sold its plastic packaging product line, which produced coextruded high-barrier plastic sheet and containers for the food processing industry, for $28.7 million in cash. This transaction resulted in a gain of $19.7 million. Proceeds from the sale were used for debt repayment. The Company's sales from this product line were $13.0 million and $28.3 million in 1999 and 1998, respectively.

   Effective September 28, 1998, the Company sold the assets of LumenX, its x-ray inspection equipment business, for $3.2 million. As a result of the sale, the Company's consolidated financial statements and the notes thereto report this business as a discontinued operation. LumenX had net sales of $7.2 million in 1998.

5. Debt and Interest

   The Company financed the 1999 acquisition of Triangle Plastics with a new $250 million credit facility consisting of a six-year $150 million term loan and a $100 million revolving credit facility. All borrowings mature on March 31, 2005. The agreement contains certain guarantees and financial covenants including minimum net worth requirements, minimum fixed charge coverage ratios and maximum financial leverage ratios. In February 2001, the Company entered into an agreement with its lenders to amend certain provisions of its existing debt agreement and waive violations of its minimum fixed charge ratio and maximum leverage ratio at December 31, 2000. The amendment reduces the revolving credit facility to $50 million, provides for collateral of accounts receivable and inventory, and modifies certain financial covenants.

   The term loan requires quarterly payments of principal escalating from $15 million in the first year to $30 million in the fifth and sixth years. Interest on the term loan is based upon fixed increments over the adjusted London Interbank Offered Rate or the agent bank's alternate borrowing rate as defined in the agreement. The Company's weighted average interest rate on the term loan outstanding borrowings at December 31, 2000 was 7.9%, exclusive of the effects of the interest rate swap (see below).

   Because the interest rates applicable to the term loan are based on floating rates identified by reference to market rates, the fair market value of the long-term debt as of December 31, 2000 and 1999 approximates its carrying value.

   Interest on borrowings under the revolving credit facility are based upon fixed increments over the adjusted London Interbank Offered Rate or the agent bank's alternate borrowing rate as defined in the agreement. The agreement also requires the payment of commitment fees on the unused balance. As of December 31, 2000, $16 million of borrowings were outstanding under this agreement with a weighted average interest rate of 8.1%. No such borrowings were outstanding as of December 31, 1999.

   As part of the new financing in 1999, the Company paid off $25.7 million of existing debt. The Company incurred a $1.7 million pretax ($1.0 million after-tax) prepayment charge in connection with the payoff. The charge is reported as an extraordinary loss on the Consolidated Statement of Income.

   In May 1999, the Company entered into a three-year interest rate swap with an initial notional value of $90 million. The swap effectively fixes the interest rate on approximately 60% of the Company's term debt at a maximum rate of 7.98% for the three-year period. The fair market value of the swap as of December 31, 2000 and 1999 was approximately $45,000 and $1.4 million, respectively.

   The Company assumed $521,000 of low interest rate loans in connection with the Triangle acquisition. These loans fully amortize by December 2002. In December 1999, the Company borrowed an additional $995,000 under the same low-interest rate loan program for a period of five years.

   Maturities on long-term debt over the next five years are $26.0 million in 2001, $27.8 million in 2002, $29.6 million in 2003, $30.2 million in 2004 and
$7.5 million in 2005.

   Interest paid on the Company's borrowings during the years ended December 31, 2000, 1999 and 1998 was $11.4 million, $8.3 million and $2.4 million, respectively.

6. Costs to Exit Facilities

   In October 1999, management initiated a plan to exit the Company's plastic thermoforming facility in El Dorado, Arkansas. Operations in this facility ceased in January 2000 and were moved to the Company's Auburndale, Florida facility. The total cost to exit the facility was $2.3 million and includes a $0.8 million loss on the sale and disposal of equipment, $0.6 million in future lease obligations, net of assumed sublease revenue and $0.9 million in other costs consisting primarily of employee severance, consulting and employment obligations and other related fees. Of this $2.3 million charge, which was recorded in the fourth quarter of 1999, $1.8 million has been expended through December 31, 2000.

   In July 1998, management initiated a plan to exit the Company's plastic injection molding facility in Arecibo, Puerto Rico. Operations in this facility ended in January 1999. The total cost to exit the facility was $1.3 million which included a $0.7 million write down of equipment and $0.6 million in other costs consisting primarily of employee severance and costs to return the leased facility to its original condition.

7. Taxes on Income

   The components of the provision for income taxes attributable to continuing operations were as follows for the years ended December 31:

                                                        2000    1999     1998
                                                       ------  -------  -------
                                                       (thousands of dollars)
      Current income tax expense (benefit):
        U.S. federal.................................. $ (166) $19,233  $ 8,562
        Foreign.......................................    462      960    1,137
        State and local...............................    (59)   2,880    1,287
                                                       ------  -------  -------
          Total.......................................    237   23,073   10,986
                                                       ------  -------  -------
      Deferred income tax expense (benefit):
        U.S. federal..................................  1,135   (3,635)    (148)
        State, local and other........................    187     (580)     (53)
                                                       ------  -------  -------
          Total.......................................  1,322   (4,215)    (201)
                                                       ------  -------  -------
      Income tax benefit applied to goodwill..........    843      600      --
                                                       ------  -------  -------
          Total provision for income taxes............ $2,402  $19,458  $10,785
                                                       ======  =======  =======

   Foreign pre-tax income was $2.5 million, $1.0 million and $2.8 million in 2000, 1999 and 1998, respectively.

   Deferred tax liabilities (assets) are comprised of the following at December 31:

                                                                2000     1999
                                                               -------  -------
                                                                (thousands of
                                                                  dollars)
      Property, equipment and intangibles..................... $17,559  $17,448
      Other...................................................     346      357
                                                               -------  -------
      Gross deferred tax liabilities..........................  17,905   17,805
                                                               -------  -------
      Accounts receivable allowances..........................    (580)    (663)
      Inventory valuation.....................................  (1,312)  (1,978)
      Compensation and benefits...............................  (5,352)  (6,191)
      Other...................................................  (2,214)  (3,902)
                                                               -------  -------
      Gross deferred tax assets...............................  (9,458) (12,734)
                                                               -------  -------
      Net deferred tax liability.............................. $ 8,447  $ 5,071
                                                               =======  =======

   At December 31, 2000 and 1999, there were no valuation allowances for deferred tax assets as management believes it is more likely than not that they will be realized through future taxable earnings or alternative tax strategies.

   The difference between the federal statutory income tax rate and the Company's effective income tax rate as a percentage of income from continuing operations is reconciled as follows:

                                                               2000  1999  1998
                                                               ----  ----  ----
      Federal statutory tax rate.............................. 35.0% 35.0% 35.0%
      Increase (decrease) in rates resulting from:
        State and local taxes, net............................  1.0   3.0   2.9
        Foreign............................................... (2.2)  1.2    .5
        Other.................................................   .2   (.1)  (.4)
                                                               ----  ----  ----
      Effective income tax rate............................... 34.0% 39.1% 38.0%
                                                               ====  ====  ====

   In 1999 and 1998, the income tax expense or benefit from discontinued operations differed from an expense or benefit calculated using the federal statutory tax rate primarily due to state income taxes and the amortization of intangible assets.

   Total income tax payments made by the Company during the years ended December 31, 2000, 1999 and 1998 were $1.7 million, $23.2 million and $8.2 million, respectively.

   As of December 31, 2000, the Company's foreign subsidiaries had $2.4 million of distributable earnings, exclusive of amounts that if remitted in the future would result in little or no tax under current laws. No provision for U.S. or state income taxes has been made for these earnings as the Company considers these earnings to be indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

8. Retirement and Other Employee Benefit Plans

   The Company has multiple defined contribution retirement plans that qualify under section 401(k) of the Internal Revenue Code. The Company's contributions to these retirement plans were $1.5 million, $1.9 million and $1.8 million, respectively, in the years ended December 31, 2000, 1999 and 1998.

   The Company also maintains a defined benefit pension plan for certain of its hourly employees. The components of net periodic pension expense for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                        2000    1999    1998
                                                       ------  ------  ------
                                                          (thousands of
                                                             dollars)
      Service cost of benefits earned during the
       period......................................... $  280  $  291  $  253
      Interest cost on projected benefit obligation...    853     807     727
      Investment gain on plan assets.................. (1,648) (1,670) (1,192)
      Net amortization and deferral...................    630     802     368
                                                       ------  ------  ------
      Net periodic pension expense.................... $  115  $  230  $  156
                                                       ======  ======  ======

   The following table is a reconciliation of the benefit obligation and the fair value of plan assets as of December 31, 2000 and 1999:

                                                               2000     1999
                                                              -------  -------
                                                               (thousands of
                                                                 dollars)
      Change in benefit obligation:
        Benefit obligation at beginning of year.............. $11,541  $12,100
        Service cost.........................................     280      291
        Interest cost........................................     853      807
        Actuarial gain.......................................     (58)  (1,397)
        Benefits paid........................................    (312)    (260)
                                                              -------  -------
        Benefit obligation at end of year....................  12,304   11,541
                                                              -------  -------
      Change in plan assets:
        Fair value of plan assets at beginning of year.......  12,087   10,739
        Actual return on plan assets.........................   1,648    1,670
        Benefits paid........................................    (415)    (322)
                                                              -------  -------
        Fair value of plan assets at end of year.............  13,320   12,087
                                                              -------  -------
        Funded status........................................   1,016      546
        Unrecognized net transitional asset..................      (1)     (10)
        Unrecognized prior service cost......................     745      840
        Unrecognized net gain................................  (2,098)  (1,598)
                                                              -------  -------
        Accrued benefit cost................................. $  (338) $  (222)
                                                              =======  =======

   The actuarial assumptions used to compute the funded status of the plan for 2000 and 1999 include a discount rate of 7.50% and an expected long-term rate of return on assets of 9.0%.

   The Company also provides certain postretirement medical and life insurance benefits for a portion of its non-union employees.

   The components of net periodic postretirement benefit expense for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                                2000  1999 1998
                                                                ----  ---- ----
                                                                (thousands of
                                                                   dollars)
      Service cost of benefits earned.......................... $ 60  $ 67 $ 74
      Interest cost on liability...............................  105   105  111
      Net amortization and deferral............................  (14)    2   (4)
                                                                ----  ---- ----
        Net postretirement benefit cost........................ $151  $174 $181
                                                                ====  ==== ====

   The status of the Company's unfunded postretirement benefit obligation at December 31, 2000 and 1999 follows:

                                                          2000         1999
                                                       -----------  -----------
                                                       (thousands of dollars)
      Change in benefit obligation:
        Benefit obligation at beginning of year....... $     1,446  $     1,805
        Service cost..................................          60           67
        Interest cost.................................         105          105
        Curtailment adjustment........................         --          (271)
        Actuarial gain................................          (9)        (213)
        Benefits paid.................................         (49)         (47)
                                                       -----------  -----------
        Benefit obligation at end of year.............       1,553        1,446
        Unrecognized prior service cost...............         (49)         (53)
        Unrecognized net gain.........................         443          430
                                                       -----------  -----------
        Accrued benefit cost.......................... $     1,947  $     1,823
                                                       ===========  ===========

   The assumed discount rate used to measure the benefit obligation was 7.50% as of December 31, 2000 and 1999. Increases in health care costs would not materially impact the benefit obligation or the annual service and interest costs recognized as benefits under the medical plan consist of a defined dollar monthly subsidy toward the retiree's purchase of medical insurance for the majority of employees covered.

   The Company has a deferred compensation plan that permits eligible employees to defer a specified portion of their compensation. The deferred compensation earns rates of return as specified in the plan. As of year-end 2000 and 1999, the Company had accrued $6.4 million and $6.5 million, respectively, for its obligations under this plan. Interest expense on this obligation was $0.3 million, $0.7 million and $0.5 million in 2000, 1999 and 1998, respectively. To effectively fund this obligation, in December 1996 the Company purchased variable rate life insurance contracts. Proceeds from the insurance contracts are payable to the Company upon the death of the participants. The cash surrender value of these contracts included in Other Assets was $6.6 million and $6.7 million as of December 31, 2000 and 1999, respectively.

9. Stock Plans

   The Company maintains a long-term equity plan that allows for grants of stock options, restricted stock, stock equivalent units, stock appreciation rights and other stock-related forms of incentive compensation. As of December 31, 2000, there were 93,184 shares available for grant under the long-term equity plan.

   Stock options are granted to key employees and non-employee directors. The stock option price will not be less than the fair market value of the Company's common stock on the date of grant. Payment must be made at the time of exercise in cash or with shares of stock owned by the option holder (which are valued at fair market value on the exercise date). Options granted to employees terminate ten years from date of grant and become exercisable in four equal installments commencing one year from grant. Options granted to non-employee directors terminate ten years from date of grant and become exercisable one year from the grant date.

   A summary of stock option activity for the years ended December 31, 2000 and 1999 is as follows:

                                         2000                                1999
                          ----------------------------------- -----------------------------------
                                    Weighted Avg.                       Weighted Avg.
                          ----------------------------------- -----------------------------------
                          Shares   Option Price  Price Range  Shares   Option Price  Price Range
                          -------  ------------ ------------- -------  ------------ -------------
Outstanding at beginning
 of year................  276,110     $18.81    $10.89-$27.94 358,840     $17.44    $10.70-$27.94
New options granted.....   80,750      16.54     12.50- 23.75  28,000      20.20     19.75- 21.25
Exercised...............  (20,890)     12.38     10.89- 19.63 (95,265)     13.77     10.70- 27.00
Canceled................  (29,800)     23.53     19.63- 27.94 (15,465)     20.69     10.70- 27.94
                          -------                             -------
Outstanding at end of
 year...................  306,170      18.27     10.89- 27.94 276,110      18.81     10.89- 27.94
Exercisable at end of
 year...................  213,650     $18.70    $10.89-$27.94 211,435     $17.78    $10.89-$27.94
Reserved for future
 grants.................   77,497       --           --       128,447       --           --

   Significant option groups outstanding at December 31, 2000 and related weighted average price and life information follows:

  Exercise       Options   Weighted average   Options   Weighted average    Weighted average
    Price      outstanding  exercise price  exercisable  exercise price  remaining life (years)
  --------     ----------- ---------------- ----------- ---------------- ----------------------
$22.25-$27.94     62,750        $24.07        44,254         $23.48               6.08
 18.75- 21.50    122,499         20.87        98,475          20.87               5.80
 10.89- 13.25    120,921         12.62        70,921          12.70               5.10

   The Company also grants restricted stock to key employees. Restrictions under the plan lapse at a rate of 20% per year commencing one year from grant. The company granted 3,250, 6,950 and 9,500 shares in 2000, 1999 and 1998, respectively.

   The Company also maintains an employee stock purchase plan whereby the Company contributes 20% of each participating employee's monthly payroll deduction, up to $500. The Company contributed $144,000, $166,000 and $156,000 to the plan in 2000, 1999 and 1998, respectively.

   Additionally, the Company maintains a performance share plan designed to reward key employees for their contributions to the Company's growth and success. Performance awards are in the form of stock equivalent units, which entitle the participant to receive a specified number of common shares, contingent on the attainment of specified performance objectives for the applicable multi-year performance period and the satisfaction of other criteria. As of December 31, 2000, 51,290 stock equivalent units were outstanding that could become issuable in the form of shares should target performance levels be achieved. As of December 31, 2000, no common shares have been issued under this plan and no liability has been recorded for possible future payouts.

10. Lease Commitments

   The Company has commitments under operating leases, certain of which extend through 2008. These commitments total $3.4 million in 2001, $3.2 million in 2002, $3.1 million in 2003, $2.5 million in 2004, $2.2 million in 2005 and
$2.6 million in total for all later years. Total lease expense was $4.1 million in 2000, $3.5 million in 1999 and $1.6 million in 1998.

11. Litigation Charges and Recoveries

   In September 2000, the Company reached settlements in two legal disputes incurring $2.2 million in settlement and legal expenses in the aggregate. On May 19, 1997 the Company purchased certain assets and assumed certain liabilities of Viking Industries and, in accordance with the terms of the asset purchase agreement, could pay up to an additional $4.0 million of purchase price based upon performance through May 2001. The settlement was the result of arbitration proceedings initiated by the former owner in an effort to accelerate payment of the additional $4.0 million. No additional amounts are payable in connection with the acquisition. The Company had also been named a defendant in a lawsuit with respect to a royalty agreement, whereby the plaintiff (licensee) believed the Company was obligated to extend a paid-up royalty-free license to the plaintiff. The Company reached a settlement and extended a paid-up royalty-free license to the plaintiff through October 9, 2001, the date the patent in question expires.

   In December 2000, the Company received a cash payment, net of related legal expenses, of $0.9 million as settlement for a customer terminating a supply contract prior to its expiration date.

12. Contingencies

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

13. New Accounting Pronouncements

   Statement of Financial Accounting Standard 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS 137 and SFAS
138) provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 is effective for the Company beginning with the first quarter of 2001, and its adoption will not have a material impact on the Company's results of operations or financial position.

14. Quarterly Stock Prices (Unaudited)

   Quarterly sales prices for the Company's common stock, as reported on the composite tape, were as follows:

                                                First   Second   Third   Fourth
                                               Quarter  Quarter Quarter Quarter
                                               -------- ------- ------- --------
   2000
   High....................................... 25       25 1/2  23 1/2  20 15/16
   Low........................................ 21       20      20 3/4  10

   1999
   High....................................... 25 15/16 34      33 5/8  26 3/8
   Low........................................ 19 1/2   19 7/16 24 5/8  20 9/16

Quarterly Results of Operations (Unaudited)

                             First   Second      Third      Fourth
                            Quarter Quarter     Quarter     Quarter      Total
                            ------- --------    --------    -------     --------
                             (thousands of dollars, except per share
                                             amounts)
2000
Net sales (7).............  $83,325 $112,098    $ 95,496    $57,637     $348,556
                            ------- --------    --------    -------     --------
Gross profit..............   18,695   30,534      22,963      8,713       80,905
                            ------- --------    --------    -------     --------
Net income from continuing
 operations...............      444    6,210(1)    1,641(2)  (3,373)(3)    4,922
                            ------- --------    --------    -------     --------
Net income (loss).........      444    6,210       1,641     (3,373)       4,922
                            ------- --------    --------    -------     --------
Basic earnings (loss) per
 share:
  Income (loss) from
   continuing operations..  $   .07 $    .99    $    .26    $  (.53)    $    .78
                            ------- --------    --------    -------     --------
  Net income (loss).......  $   .07 $    .99    $    .26    $  (.53)    $    .78
                            ------- --------    --------    -------     --------
Diluted earnings (loss)
 per share:
  Income (loss) from
   continuing operations..  $   .07 $    .98    $    .26    $  (.53)    $    .77
                            ------- --------    --------    -------     --------
  Net income (loss).......  $   .07 $    .98    $    .26    $  (.53)    $    .77
                            ======= ========    ========    =======     ========
1999
Net sales (7).............  $53,161 $112,913    $111,578    $75,869     $353,521
                            ------- --------    --------    -------     --------
Gross profit..............   12,293   33,605      33,697     20,677      100,272
                            ------- --------    --------    -------     --------
Net income from continuing
 operations...............    1,963   20,364(4)    7,813        167(5)    30,307
                            ------- --------    --------    -------     --------
Net income (loss).........    2,099   19,336       7,813        (56)      29,192
                            ------- --------    --------    -------     --------
Basic earnings (loss) per
 share:
  Income from continuing
   operations.............  $   .29 $   3.03    $   1.16    $   .02     $   4.50
                            ------- --------    --------    -------     --------
  Net income (loss).......  $   .31 $   2.88    $   1.16    $  (.01)    $   4.34
                            ------- --------    --------    -------     --------
Diluted earnings (loss)
 per share:
  Income from continuing
   operations.............  $   .29 $   2.99    $   1.14    $   .02     $   4.44
                            ------- --------    --------    -------     --------
  Net income (loss).......  $   .31 $   2.84    $   1.14    $  (.01)    $   4.28
                            ======= ========    ========    =======     ========
1998
Net sales (7).............  $44,088 $ 85,765    $ 74,796    $47,815     $252,464
                            ------- --------    --------    -------     --------
Gross profit..............   10,153   25,084      23,182     11,294       69,713
                            ------- --------    --------    -------     --------
Net income from continuing
 operations...............    1,587    6,844       7,177(6)   1,989       17,597
                            ------- --------    --------    -------     --------
Net income................    1,656    6,581       5,501      1,989       15,727
                            ------- --------    --------    -------     --------
Basic earnings per share:
  Income from continuing
   operations.............  $   .22 $    .94    $   1.03    $   .30     $   2.48
                            ------- --------    --------    -------     --------
  Net income..............  $   .23 $    .90    $    .79    $   .30     $   2.22
                            ------- --------    --------    -------     --------
Diluted earnings per
 share:
  Income from continuing
   operations.............  $   .21 $    .93    $   1.01    $   .29     $   2.45
                            ------- --------    --------    -------     --------
  Net income..............  $   .22 $    .89    $    .78    $   .29     $   2.19
                            ======= ========    ========    =======     ========

--------
(1) Includes $1.1 million of income (net of tax) associated with the reduction in long-term performance-based compensation.
(2) Includes $1.5 million of costs (net of tax) related to litigation.
(3) Includes $0.6 million of income (net of tax) related to litigation.
(4) Includes a $12.2 million gain (net of tax) on the sale of the Company's plastic packaging product line.
(5) Includes $1.4 million of costs (net of tax) associated with the exit of a plastics thermoforming facility.
(6) Includes $0.8 million of costs (net of tax) associated with the exit of a plastics injection molding facility.
(7) Net sales for all periods presented reflect a reclassification of freight expense on goods shipped to customers from Net Sales to Cost of Sales.

   Note: Earnings per share calculations for each quarter are based on the weighted average number of shares outstanding for each period, and the sum of the quarterly amounts may not necessarily equal the annual earnings per share amounts.

                        Report of Independent Auditors

Board of Directors and Shareholders
Alltrista Corporation and Subsidiaries

   We have audited the accompanying consolidated balance sheets of Alltrista Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alltrista Corporation and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Indianapolis, Indiana
January 26, 2001
Except for Note 5, as to which the date is February 9, 2001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   No disclosure required under Item 9.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The executive officers of the company are as follows:

     Thomas B. Clark, age 55, is chairman, president and chief executive officer of the Company. Mr. Clark became chairman effective May 5, 2000. Mr. Clark has been president since March 1994 and became chief executive officer on January 1, 1995. From April 1993 to March 1994, Mr. Clark served as senior vice president and chief financial officer. Mr. Clark served as vice president of Ball from August 1992 until April 1993. Mr. Clark joined Ball in August 1976 as director of planning, was elected vice president, planning and development in April 1985 and served as vice president, communications, planning and development from May 1989 until August 1992. Mr. Clark also serves as a director of First Merchants Corporation, Muncie, Indiana.

     Kevin D. Bower, age 42, is senior vice president and chief financial officer of the Company. From March 1994 to April 1997 Mr. Bower served as vice president of finance and controller of the Company. From April 1993 to March 1994 Mr. Bower served as vice president and controller of the Company. Mr. Bower joined Ball in November 1992. Prior to that time, he served as a senior manager with the public accounting firm of Price Waterhouse.

     Jerry T. McDowell, age 59, is group vice president, metal products, of the Company. From December 1994 to March 1998 Mr. McDowell served as senior vice president and chief operating officer of the Company. Mr. McDowell served as president of Zinc Products Company from April 1993 to December 1994. Since joining Ball in 1970, Mr. McDowell served in various operating positions within the Company's Zinc Products division. From July 1979 to April 1993, Mr. McDowell served as president of Ball's Zinc Products division.

     Angela K. Knowlton, age 38, is vice president, finance and treasurer of the Company. From April 1997 to February 2000 Ms. Knowlton served as vice president and treasurer of the Company. From August 1994 to April 1997 Ms. Knowlton served as director, taxation. From August 1993 to August 1994 Ms. Knowlton served as manager, taxation. Prior to joining the Company in August 1993, Ms. Knowlton served as a manager with the public accounting firm of Price Waterhouse.

     J. David Tolbert, age 40, is vice president, human resources and administration of the Company. From April 1997 to October 1998 Mr. Tolbert served as vice president, human resources and corporate risk of the Company. From October 1993 to April 1997 Mr. Tolbert served as director of human resources of the Company. Since joining Ball in 1987, Mr. Tolbert served in various human resource and operating positions of Ball's and the Company's former Plastic Packaging division.

   Other information required by Item 10 appearing under the caption "Director Nominees and Continuing Directors" of the Company's proxy statement filed pursuant to Regulation 14A, dated April 2, 2001, is incorporated herein by reference. The proxy statement will be filed with the Commission on or about April 2, 2001.

Item 11. Executive Compensation

   The information required by Item 11 appearing under the caption "Executive Compensation" of the Company's proxy statement filed pursuant to Regulation 14A dated April 2, 2001 is incorporated herein by reference. The proxy statement will be filed with the Commission on or about April 2, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by Item 12 appearing under the captions "Voting Securities and Principal Shareholders" and "Security Ownership by Management and Directors" of the Company's proxy statement filed pursuant to Regulation 14A dated April 2, 2001, is incorporated herein by reference. The proxy statement will be filed with the Commission on or about April 2, 2001.

Item 13. Certain Relationships and Related Transactions

   No disclosure required under Item 13.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) The following documents are filed as part of this report:

     (1) Financial Statements

                                                                        Location
                                                                        In 10-K
                                                                        --------
Consolidated statements of income--Years ended December 31, 2000, 1999
 and 1998.............................................................   Item 8

Consolidated balance sheets--December 31, 2000 and 1999...............   Item 8

Consolidated statements of cash flows--Years ended December 31, 2000,
 1999 and 1998........................................................   Item 8

Consolidated statements of changes in shareholders' equity--Years
 ended December 31, 2000, 1999 and 1998...............................   Item 8

Consolidated statements of comprehensive income--Years ended December
 31, 2000, 1999 and 1998..............................................   Item 8

Notes to consolidated financial statements............................   Item 8

Report of independent auditors........................................   Item 8

     (2) Financial Statement Schedule:

       See Schedule II on page 39 of this Form 10-K.

     (3) Exhibits:

       See the Index to Exhibits on pages 40 and 41 of this Form 10-K.

   (b) Reports on Form 8-K

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

                                          Alltrista Corporation
                                          (Registrant)

                                             /s/ Thomas B. Clark
                                          By: _________________________________
                                             Thomas B. Clark
                                             Chairman, President and Chief
                                              Executive Officer
                                             March 26, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

   (1) Principal Executive Officer:

          /s/ Thomas B. Clark               Chairman, President and Chief Executive Officer
___________________________________________ March 26, 2001
              Thomas B. Clark


   (2) Principal Financial Accounting Officer:

          /s/ Kevin D. Bower                Senior Vice President and Chief Financial Officer
___________________________________________ March 26, 2001
              Kevin D. Bower


   (3) Board of Directors:

          /s/ Thomas B. Clark               Chairman, President and Chief Executive Officer
___________________________________________ March 26, 2001
              Thomas B. Clark

         /s/ Douglas W. Huemme              Director
___________________________________________ March 26, 2001
             Douglas W. Huemme

         /s/ Richard L. Molen               Director
___________________________________________ March 26, 2001
             Richard L. Molen

       /s/ Lynda Watkins Popwell            Director
___________________________________________ March 26, 2001
           Lynda Watkins Popwell

         /s/ Patrick W. Rooney              Director
___________________________________________ March 26, 2001
             Patrick W. Rooney

          /s/ David L. Swift                Director
___________________________________________ March 26, 2001
              David L. Swift

          /s/ Robert L. Wood                Director
___________________________________________ March 26, 2001
              Robert L. Wood

                                                                     Schedule II

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                             (thousands of dollars)

                           Balance at Charges to Deductions          Balance at
                           beginning  costs and     from               end of
                           of period   expense    reserves  Other(1)   period
                           ---------- ---------- ---------- -------- ----------
Reserves against accounts
 receivable:
  2000...................   $(1,735)    $(746)      $964     $ --     $(1,517)
  1999...................   $(1,081)    $(578)      $ 48     $(124)   $(1,735)
  1998...................   $(1,023)    $(400)      $342     $ --     $(1,081)

--------
(1) Effective April 25, 1999, the Company acquired the net assets of Triangle Plastics, Inc. and its TriEnda subsidiary.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                               Index to Exhibits

  Exhibit
  Number                       Description of Exhibit
  -------                      ----------------------
  3.1      Form of Amended Articles of Incorporation (filed as Exhibit
           3.1 to the Company's Registration Statement on Form 10, Filing
           No. 0-21052, and incorporated herein by reference), filed
           October 20, 1992
  3.2      Form of Bylaws of Alltrista Corporation as amended and
           restated as of February 2, 2001, filed herewith
  4.1      Form of Common Stock Certificate of Alltrista Corporation
           (filed as Exhibit 4.1 to the Company's Registration Statement on Form 10, Filing No. 0-21052, and incorporated herein by reference), filed March 17, 1993
  4.2      Form of Rights Agreement (filed as Exhibit 4.1 to the
           Company's Quarterly Report on Form 10-Q, Filing No. 0-21052,
           and incorporated herein by reference), filed May 12, 1999
 10.1      Form of Alltrista Corporation 1999 Economic Value Added and
           Growth Incentive Compensation Plan for Key Members of
           Management (filed as Exhibit 10.1 to the Company's Annual
           Report on Form 10-K, Filing No. 0-21052, and incorporated
           herein by reference), filed March 30, 2000
 10.2      Amendment to the Alltrista Corporation Economic Value Added
           and Growth Incentive Compensation Plan for Key Members of
           Management, filed herewith
 10.3      Form of Alltrista Corporation 1993 Stock Option Plan for
           Nonemployee Directors (filed as Exhibit 10.2 to the Company's
           Registration Statement on Form 10, Filing No. 0-21052, and
           incorporated herein by reference), filed March 17, 1993
 10.4      Form of Alltrista Corporation 1993 Stock Option Plan (filed as
           Exhibit 10.3 to the Company's Registration Statement on Form
           10, Filing No. 0-21052, and incorporated herein by reference), filed March 17, 1993
 10.5      Form of Alltrista Corporation 1996 Stock Option Plan for
           Nonemployee Directors (filed as Exhibit 10.4 to the Company's
           Annual Report on Form 10-K, Filing No. 0-21052, and
           incorporated herein by reference), filed March 27, 1997
 10.6      Form of Alltrista Corporation 1993 Restricted Stock Plan
           (filed as Exhibit 10.4 to the Company's Registration Statement
           on Form 10, Filing No. 0-21052, and incorporated herein by reference), filed March 17, 1993
 10.7      Form of Change of Control Agreement (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K, Filing No. 0-21052,
           and is incorporated herein by reference), filed March 29, 1999
 10.8      List of Alltrista Corporation officers party to Exhibit 10.7, filed herewith
 10.9      Form of Distribution Agreement between Ball Corporation and
           Alltrista Corporation (filed as Exhibit 10.7 to the Company's
           Registration Statement on Form 10, Filing No. 0-21052, and
           incorporated herein by reference), filed March 17, 1993
 10.10     Form of Tax Sharing and Indemnification Agreement between Ball
           Corporation and Alltrista Corporation (filed as Exhibit 10.10 to the Company's Registration Statement on Form 10, Filing No.
           0-21052, and incorporated herein by reference), filed March
           17, 1993

  Exhibit
  Number                       Description of Exhibit
  -------                      ----------------------
 10.11     Form of Indemnification Agreement (filed as Exhibit 10.13 to the Company's Registration Statement on Form 10, Filing No. 0-
           21052, and incorporated herein by reference), filed March 17,
           1993
 10.12     List of Directors and Executive Officers party to Exhibit
           10.11 (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K, Filing No. 0-21052, and incorporated herein by reference), filed March 31, 1996
 10.13     Alltrista Corporation 1993 Deferred Compensation Plan for
           Selected Key Employees as Amended on February 1, 2001, filed herewith
 10.14     Alltrista Corporation 1993 Deferred Compensation Plan as
           Amended and Restated in its Entirety, November 21, 1996 and
           Further Amended on February 1, 2001, filed herewith
 10.15     Alltrista Corporation 1997 Deferred Compensation Plan for
           Directors as Amended on February 1, 2001, filed herewith
 10.16     Alltrista Corporation Excess Savings and Retirement Plan as
           Amended on February 1, 2001, filed herewith
 10.17     Alltrista Corporation 1998 Long Term Equity Incentive Plan
           (filed as Appendix A to the Company's Proxy Statement dated
           April 8, 1998, Filing No. 0-21052, and incorporated herein by reference), filed April 6, 1998
 21.1      Subsidiaries of Alltrista Corporation, filed herewith
 23.1      Consent of Independent Auditors, filed herewith
 99.1      Forward-Looking Statements, filed herewith

   Copies of exhibits incorporated by reference can be obtained from the SEC and are located in SEC File No. 0-21052.