Form 10-Q
period 2001-04-01
ALLTRISTA CORP
filed 2001-05-15
CIK 895655

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

                 For the quarterly period ended April 1, 2001

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                 Outstanding at
      Class                                                      April 29, 2001
      -----                                                     ----------------
      Common Stock, without par value.......................... 6,366,781 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     ALLTRISTA CORPORATION AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q

                       For the period ended April 1, 2001

                                     INDEX

                                                                         Page
                                                                        Number
                                                                        ------
 PART I.  FINANCIAL INFORMATION:

 Item 1.  Financial Statements

          Unaudited Condensed Consolidated Statements of Income for
           the three month periods ended April 1, 2001 and April 2,
           2000.......................................................     3

          Unaudited Statements of Comprehensive Income for the three month periods ended
           April 1, 2001 and April 2, 2000............................     4

          Unaudited Condensed Consolidated Balance Sheets at April 1,
           2001 and
           December 31, 2000..........................................     5

          Unaudited Condensed Consolidated Statements of Cash Flows
           for the three month periods ended April 1, 2001 and April
           2, 2000....................................................     6

          Notes to Unaudited Condensed Consolidated Financial
          Statements..................................................     7

 Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................    11

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk..    13

 PART II. OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K............................    14

                     ALLTRISTA CORPORATION AND SUBSIDIARIES

             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (thousands except per share amounts)

                                                                Three month
                                                               period ended
                                                             ------------------
                                                             April 1,  April 2,
                                                               2001      2000
                                                             --------  --------
Net sales................................................... $69,027   $83,325
Costs and expenses
  Cost of sales.............................................  54,092    64,630
  Selling, general and administrative expenses..............  12,627    13,398
  Goodwill amortization.....................................   1,625     1,551
  Discharge of deferred compensation obligations............  (1,903)      --
                                                             -------   -------
Operating earnings..........................................   2,586     3,746
Interest expense, net.......................................  (3,124)   (3,071)
                                                             -------   -------
Income (loss) before taxes and minority interest............    (538)      675
Provision for income taxes..................................     205      (263)
Minority interest in loss of consolidated subsidiary........      95        32
                                                             -------   -------
Net income (loss)........................................... $  (238)  $   444
                                                             =======   =======
Basic earnings per share.................................... $  (.04)     $.07
Diluted earnings per share.................................. $  (.04)     $.07
Weighted average shares outstanding:........................
  Basic.....................................................   6,337     6,421
  Diluted...................................................   6,337     6,474



      See accompanying notes to unaudited condensed consolidated financial statements.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES

                  UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

                             (thousands of dollars)

                                                                 Three month
                                                                period ended
                                                              ------------------
                                                              April 1,  April 2,
                                                                2001      2000
                                                              --------  --------
Net income (loss)............................................ $  (238)   $ 444
Foreign currency translation.................................    (342)    (206)
Interest rate swap unrealized gain (loss):
  Transition adjustment......................................      45      --
  Change during period.......................................    (668)     --
                                                              -------    -----
Comprehensive income (loss).................................. $(1,203)   $ 238
                                                              =======    =====




      See accompanying notes to unaudited condensed consolidated financial statements.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                             (thousands of dollars)

                                                         April 1,   December 31,
                                                           2001         2000
                                                         ---------  ------------
ASSETS
Current assets
  Cash and cash equivalents............................  $   5,564    $  3,303
  Accounts receivable, net.............................     38,397      32,806
  Inventories:
    Raw materials and supplies.........................     12,351      14,311
    Work in process....................................     12,256      10,253
    Finished goods.....................................     31,107      27,984
Deferred taxes on income...............................      4,622       4,621
Prepaid expenses.......................................      1,948       1,102
                                                         ---------    --------
      Total current assets.............................    106,245      94,380
                                                         ---------    --------
Property, plant and equipment, at cost.................    188,802     186,462
Accumulated depreciation...............................   (100,774)    (97,410)
                                                         ---------    --------
                                                            88,028      89,052
Goodwill, net..........................................    112,296     114,138
Other assets...........................................      9,611      11,169
                                                         ---------    --------
      Total assets.....................................  $ 316,180    $308,739
                                                         =========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt....................  $  27,870    $ 25,995
  Notes payable........................................     16,500      16,000
  Accounts payable.....................................     30,944      17,842
  Accrued salaries, wages and employee benefits........      7,947       8,344
  Other current liabilities............................      5,799       3,224
                                                         ---------    --------
      Total current liabilities........................     89,060      71,405
                                                         ---------    --------
Noncurrent liabilities
  Long-term debt.......................................     88,099      95,065
  Deferred taxes on income.............................     13,068      13,068
  Other noncurrent liabilities.........................      7,881       9,957
                                                         ---------    --------
      Total noncurrent liabilities.....................    109,048     118,090
                                                         ---------    --------
Minority interest in subsidiary........................        870       1,023
                                                         ---------    --------
Contingencies..........................................        --          --
Shareholders' equity:
  Common stock (7,963,351 common shares issued and
   6,354,417 shares outstanding at April 1, 2001)......     39,920      40,017
  Retained earnings....................................    117,915     118,153
  Accumulated other comprehensive loss:
    Cumulative translation adjustment..................     (1,320)       (978)
    Interest rate swap.................................       (623)        --
                                                         ---------    --------
                                                           155,892     157,192
Less: treasury stock (1,608,934 shares at cost at April
 1, 2001)..............................................    (38,690)    (38,971)
                                                         ---------    --------
      Total shareholders' equity.......................    117,202     118,221
                                                         ---------    --------
      Total liabilities and shareholders' equity.......  $ 316,180    $308,739
                                                         =========    ========

      See accompanying notes to unaudited condensed consolidated financial statements.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (thousands of dollars)

                                                               Three month
                                                              period ended
                                                            ------------------
                                                            April 1,  April 2,
                                                              2001      2000
                                                            --------  --------
Cash flows from operating activities
  Net income (loss)........................................ $   (238) $    444
  Reconciliation of net income (loss) to net cash provided
   by operating activities:
    Depreciation...........................................    3,695     3,527
    Amortization...........................................    1,688     1,652
    Discharge of deferred compensation obligations.........   (1,903)      --
    Deferred employee benefits.............................       89       399
    Minority interest......................................      (95)      (32)
    Other, net.............................................       21       326
  Changes in working capital components....................    5,403   (20,893)
                                                            --------  --------
      Net cash provided by (used in) operating activities..    8,660   (14,577)
                                                            --------  --------
Cash flows from financing activities
  Proceeds from revolving credit borrowings................   11,450    20,082
  Payments on revolving credit borrowings..................  (10,950)   (3,164)
  Payments on long-term debt...............................   (5,091)   (3,823)
  Debt modification cost...................................     (629)      --
  Proceeds from issuance of common stock...................      167       458
  Purchase of treasury stock...............................      --    (10,485)
                                                            --------  --------
      Net cash provided by (used in) financing activities..   (5,053)    3,068
                                                            --------  --------
Cash flows from investing activities
  Additions to property, plant and equipment...............   (2,822)   (4,076)
  Proceeds from the surrender of insurance contracts.......    1,461       --
  Other, net...............................................       15        46
                                                            --------  --------
      Net cash used in investing activities................   (1,346)   (4,030)
                                                            --------  --------
Net increase (decrease) in cash............................    2,261   (15,539)
Cash and cash equivalents, beginning of period.............    3,303    17,394
                                                            --------  --------
Cash and cash equivalents, end of period................... $  5,564  $  1,855
                                                            ========  ========

      See accompanying notes to unaudited condensed consolidated financial statements.

                    ALLTRISTA CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Presentation of Condensed Consolidated Financial Statements

   Certain information and footnote disclosures, including significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim period presented. Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the seasonality for home food preservation products. The accompanying unaudited condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements of Alltrista Corporation and Subsidiaries included in the Company's latest annual report.

2. Earnings Per Share Calculation

   Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated based on the weighted average number of outstanding common shares plus the dilutive effect of stock options as if they were exercised. Due to the net loss for the three month period ended April 1, 2001, the effect of the potential exercise of stock options was not considered in the diluted earnings per share calculation for that period since it would be antidilutive.

   A computation of earnings per share is as follows (in thousands except per share data):

                                 Three month
                                period ended
                               ----------------
                               April
                                 1,    April 2,
                                2001     2000
                               ------  --------
      Net income (loss)....... $ (238)  $  444
                               ------   ------
      Weighted average shares
       outstanding............  6,337    6,421
      Additional shares
       assuming conversion of
       stock options..........    --        53
                               ------   ------
      Weighted average shares
       outstanding assuming
       conversion.............  6,337    6,474
                               ------   ------
      Basic earnings per
       share.................. $ (.04)  $  .07
      Diluted earnings per
       share--assuming
       conversion............. $ (.04)  $  .07

3. Segment Information

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

                    ALLTRISTA CORPORATION AND SUBSIDIARIES

   Net sales, operating earnings and assets employed in operations by segment are summarized as follows (thousands of dollars):

                                                               Three month
                                                              period ended
                                                          ----------------------
                                                          April 1,    April 2,
                                                            2001        2000
                                                          --------  ------------
Net Sales:
  Metal products
    Consumer products.................................... $ 19,366    $ 18,940
    Zinc products........................................   13,636      16,375
    Other................................................      128          63
                                                          --------    --------
      Total metal products...............................   33,130      35,378
                                                          --------    --------
  Plastic products:
    Industrial thermoformed parts........................   26,242      36,690
    Injection molded products............................   10,044      11,888
                                                          --------    --------
      Total plastic products.............................   36,286      48,578
                                                          --------    --------
  Intercompany...........................................     (389)       (631)
                                                          --------    --------
      Total net sales.................................... $ 69,027    $ 83,325
                                                          ========    ========
Operating earnings:
  Metal products......................................... $  2,601    $  1,843
  Plastic products.......................................   (1,203)      2,112
  Intercompany...........................................      --          (18)
  Unallocated corporate expenses.........................     (715)       (191)
  Discharge of deferred compensation obligations.........    1,903         --
                                                          --------    --------
      Total operating earnings...........................    2,586       3,746
Interest expense, net....................................   (3,124)     (3,071)
                                                          --------    --------
Income (loss) before taxes and minority interest......... $   (538)   $    675
                                                          ========    ========

                                                          April 1,  December 31,
                                                            2001        2000
                                                          --------  ------------
Assets employed in operations:
  Metal products......................................... $ 89,291    $ 84,755
  Plastic products.......................................  209,012     207,914
                                                          --------    --------
      Total assets employed in operations................  298,303     292,669
  Corporate (1)..........................................   17,877      16,070
                                                          --------    --------
      Total assets....................................... $316,180    $308,739
                                                          ========    ========

--------
(1) Corporate assets primarily include cash and cash equivalents, amounts relating to benefit plans, deferred tax assets and corporate facilities and equipment.

                    ALLTRISTA CORPORATION AND SUBSIDIARIES

4. Costs to Exit Facility

   In October 1999, management initiated a plan to exit the Company's plastic thermoforming facility in El Dorado, Arkansas. Operations in this facility ceased in January 2000 and were moved to the Company's Auburndale, Florida facility. The total cost to exit the facility was $2.3 million and includes a $0.8 million loss on the sale and disposal of equipment, $0.6 million in future lease obligations, net of assumed sublease revenue and $0.9 million in other costs consisting primarily of employee severance, consulting and employment obligations and other related fees. Of this $2.3 million charge, which was recorded in the fourth quarter of 1999, $1.9 million has been expended through April 1, 2001.

5. Contingencies

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

6. Discharge of Deferred Compensation Obligations and Related Loan Commitments

   During the first quarter of 2001, certain participants in the Company's deferred compensation plans agreed to forego balances in those plans in exchange for loans from the Company in the same amounts. The loans, which will bear interest at the applicable federal rate, will be fully secured by life insurance policies in favor of the Company on the lives of those participants and their spouses. All accrued interest and principal on the loans will be payable upon the death of the participant and their spouse. The Company recognized $1.9 million of pre-tax income during the first quarter of 2001 related to the discharge of the deferred compensation obligations. The loans to the respective participants in this arrangement are expected to be completed during the second quarter.

   Also during the first quarter of 2001, the Company liquidated certain investments in variable rate life insurance contracts in the amount of $1.5 million. The contracts had effectively been used to fund the deferred compensation obligations that were foregone. This amount was included in Cash and cash equivalents on the Company's Consolidated Balance Sheet at April 1, 2001.

7. New Accounting Pronouncement

   The Company adopted Statement of Financial Accounting Standard 133 (SFAS
133), Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge ineffectiveness, the amount by which the change in the value of a hedge does not exactly offset the change in the value of the hedged item, will be immediately recognized in earnings. The adoption of SFAS 133 on January 1, 2001 did not have a material impact on the Company's results of operations or financial position.

8. Derivative Financial Instruments

   The Company's derivative activities are initiated within the guidelines of documented corporate risk-management policies and do not create additional risk because gains and losses on derivative contracts offset

                    ALLTRISTA CORPORATION AND SUBSIDIARIES
losses and gains on the assets, liabilities and transactions being hedged. As derivative contracts are initiated, the Company designates the instruments individually as either a fair value hedge or a cash flow hedge. Management reviews the correlation and effectiveness of its derivatives on a periodic basis.

   The Company uses interest rate swaps to manage a portion of its exposure to short-term interest rate variations with respect to the London Interbank Offered Rate on its term debt obligations. The Company has designated the interest rate swaps as cash flow hedges. The effective portion of gains and losses on the interest rate swaps are reported as a component of other comprehensive income and reclassified into earnings in the same period the hedged transaction affects earnings. Because the terms of the swaps exactly match the terms of the underlying debt, the swaps are perfectly effective.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Results of Operations--Comparing First Quarter 2001 to First Quarter 2000

   The Company reported net sales of $69.0 million for the first quarter of 2001, a 17.2% decrease from net sales of $83.3 million in the first quarter of 2000. First quarter operating earnings of $2.6 million decreased 31.0% from first quarter 2000 operating earnings of $3.7 million. The metal products segment reported lower sales and higher operating earnings, while the plastic products segment reported lower sales and lower operating earnings.

   Net sales within the metal products segment decreased from $35.4 million in the first quarter of 2000 to $33.1 million for the first quarter of 2001. Sales of zinc products decreased $2.7 million, due primarily to reduced demand for products to the automotive market and a customer's decision to self-manufacture zinc carbon batteries in Mexico. The decline was offset in part by an increase in coinage sales volumes. The average price of zinc ingot decreased 5.0% in the first quarter of 2001 compared to the same period one year ago resulting in lower sales of approximately $0.6 million. The Company passes on fluctuations in zinc ingot prices to those customers who do not purchase their own zinc ingot. Sales of consumer products increased $0.4 million due primarily to price increases on home canning and housewares products.

   Net sales within the plastic products segment decreased from $48.6 million in the first quarter of 2000 to $36.3 million for the first quarter of 2001. Sales of industrial thermoformed parts decreased $10.4 million or 28.5%. The severe downturn in the heavy truck market resulted in a decline in sales to this market of approximately 60% or $6.0 million, compared to the first quarter of 2000. Sales of material handling products, primarily to the automotive industry, were off 35% or approximately $4.0 million. Bath product sales also decreased $1.3 million as the manufactured housing market remains depressed. Synergy World (acquired on June 1, 2000) added $0.5 million of incremental sales related to portable restrooms after accounting for the elimination of intercompany transactions. Sales of injection molded products decreased by $1.8 million due to continued softness in the healthcare and precision consumer products markets, as well as a work stoppage at a key customer that has since ended.

   Gross margin percentages decreased from 22.4% in the first quarter of 2000 to 21.6% in the first quarter of 2001. Gross margin percentages on plastic products decreased from 19.3% in the first quarter of 2000 to 14.0% in the first quarter of 2001. Margins for industrial thermoformed parts decreased due primarily to lower sales volumes associated with the decreased demand in the heavy truck, material handling and manufactured housing markets. Smaller orders have reduced the length of production runs and, thus, diminished operating efficiencies. Margins on injection molded products have decreased due to lower sales volumes of healthcare and precision consumer products coupled with a delay in production start-up for a new customer. Gross margin percentages on metal products increased from 26.3% in the first quarter of 2000 to 29.6% in the first quarter of 2001. Consumer products margins increased due to price increases implemented for its home canning and housewares products. Margins for zinc products increased due in part to lower manufacturing costs, offset somewhat by lower overall sales volumes.

   Selling, general and administrative expenses decreased from $13.4 million in the first quarter of 2000 to $12.6 million in the first quarter of 2001. Expenses within the metal products segment decreased primarily due to lower costs in connection with sales and marketing, warehousing and shipping. Expenses within the plastic products segment decreased primarily as a result of cost savings related to the realignment and consolidation of the Company's thermoforming operations, which occurred during the latter half of 2000. This decrease was offset somewhat by the inclusion of the expenses of Synergy World (acquired June 1, 2000) in the current quarter. The Company also incurred approximately $0.3 million of costs during the first quarter of 2001 related to its review of strategic options. Selling, general and administrative expenses as a percentage of net sales increased from 16.1% in the first quarter of 2000 to 18.3% for the first quarter of 2001. The increase in the percentage resulted primarily from lower sales, offset partially by the cost savings realized due to the realignment and consolidation of the thermoforming operations.

   Goodwill amortization increased slightly for the first quarter of 2001 compared to the same period last year due to the June 2000 acquisition of Synergy World.

   During the first quarter of 2001, certain participants in the Company's deferred compensation plans agreed to forego balances in those plans in exchange for loans from the Company in the same amount. The loans will bear interest at the applicable federal rate and will be fully secured by life insurance policies in favor of the Company on the lives of those participants and their spouses. The Company recognized $1.9 million of pre-tax income during the first quarter of 2001 related to the discharge of the deferred compensation obligations.

   Net interest expense increased slightly for the first quarter of 2001 compared to the same period last year due primarily to the expensing of certain debt issuance costs associated with the amendment of the Company's debt agreement. This increase was offset somewhat by the effect of lower average borrowings outstanding in the first quarter of 2001 compared to those outstanding during the same period one year ago. The Company's effective tax rate decreased from 39.0% in the first quarter of 2000 to 38.1% in the first quarter of 2001 due to foreign operating losses for which a tax benefit was not recorded in the prior year.

   Excluding the $1.2 million after-tax income from the discharge of deferred compensation obligations, the net loss for the first quarter of 2001 was $1.4 million compared to net income of $0.4 million for the first quarter of 2000. Diluted earnings per share, as adjusted, was a loss of $0.22 per share for the first quarter of 2001 compared to income of $0.07 per share for the same period in 2000. Due to the seasonality of home food preservation product sales, the Company's first quarter results of operations have proportionately less of an impact on full year results.

 Financial Condition, Liquidity and Capital Resources

   In February 2001, the Company entered into an agreement with its lenders to amend certain provisions of its term loan and revolving credit facility and waive violations of its minimum fixed charge ratio and maximum leverage ratio at December 31, 2000. The amendment reduces the revolving credit facility from $100 million to $50 million, provides for the Company's accounts receivable and inventory to be pledged as collateral, and modifies certain financial covenants.

   Working capital (excluding the current portion of long-term debt and notes payable) decreased $3.4 million from $65.0 million at December 31, 2000 to $61.6 million at April 1, 2001. Accounts payable and inventories increased $13.1 million and $3.2 million, respectively, due primarily to the customary build-up in anticipation of seasonal home canning activity. Accounts receivable increased $5.6 million on increased sales across most product lines from the fourth quarter of 2000. Cash and cash equivalents increased $2.3 million, while short-term borrowings increased $0.5 million.

   Capital expenditures were $2.8 million in the first quarter of 2001 compared to $4.1 million for the same period in 2000 and are largely related to maintaining facilities and improving manufacturing efficiencies. Capital expenditures during the first quarter of 2001 related to, among other items, injection molding machines and a co-extrusion line for the production of plastic sheet used in thermoforming operations.

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

 Forward-Looking Information

   This Quarterly Report on Form 10-Q includes certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those statements include, but may not be limited to, discussions regarding expectations of future sales and profitability, anticipated demand for the Company's products and expectations regarding operating and other expenses. Reliance on forward-looking statements involves risks and uncertainties. Although the Company believes that the forward-looking statements contained herein are based on reasonable assumptions, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based on those assumptions could also be incorrect. Please see the Company's Annual Report on Form 10-K for 2000 for a list of factors, which could cause the Company's actual results to differ materially from those projected in the Company's forward-looking statements.

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

   The Company from time to time invests in short-term financial instruments with original maturities usually less than thirty days. The Company is exposed to short-term interest rate variations with respect to London Interbank Offered Rate ("LIBOR") on its term and revolving debt obligations. A portion of this risk has been managed through the use of interest rate swaps, completed in 1999, whereby the Company effectively pays a maximum interest rate of 7.98% on 60% of the outstanding term debt balance for a period of three years.

   Changes in LIBOR interest rates would affect the earnings of the Company either positively or negatively depending on the changes in short-term interest rates. Assuming that LIBOR rates increased 100 basis points over period end rates on the outstanding term and revolver debt, the Company's interest expense, after considering the effects of its interest rate swap, would have increased by approximately $160,000 and $150,000 for the three month periods ended April 1, 2001 and April 2, 2000, respectively. The amount was determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost, short-term investment rates, interest rate swap and estimated cash flow. Actual changes in rates may differ from the assumptions used in computing this exposure.

   The Company does not invest or trade in any derivative financial or commodity instruments, nor does it invest in any foreign financial instruments.

                          PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

   a. Exhibits

   10.1 Agreement to Forego Compensation between Thomas B. Clark and Alltrista
        Corporation, effective March 31, 2001.

   10.2 Agreement to Forego Compensation between Kevin D. Bower and Alltrista
        Corporation, effective March 31, 2001.

   b. Reports on Form 8-K

     In a Form 8-K (Commission File Number 0-21052) dated May 11, 2001, the Company filed a press release announcing that it has signed a letter of intent to accept the $18 per share proposal tendered by Marlin Partners II, L.P. and has committed to a related exclusive negotiation period through June 29, 2001. The Company also announced that its shareholder meeting, previously scheduled for June 1, 2001, would be postponed to a later date.

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

Date: May 11, 2001