Form 10-Q
period 2001-07-01
ALLTRISTA CORP
filed 2001-08-10
CIK 895655

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

                  For the quarterly period ended July 1, 2001

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                 Outstanding at
      Class                                                      August 5, 2001
      -----                                                     ----------------
      Common Stock, without par value.......................... 6,375,407 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     ALLTRISTA CORPORATION AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q

                       For the period ended July 1, 2001

                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------
 PART I.  FINANCIAL INFORMATION:

 Item 1.  Financial Statements

          Unaudited Condensed Consolidated Statements of Income for the
           three and six month periods ended July 1, 2001 and July 2,
           2000........................................................      3

          Unaudited Statements of Comprehensive Income for the three
           and six month periods ended July 1, 2001 and July 2, 2000...      4

          Unaudited Condensed Consolidated Balance Sheets at July 1,
           2001 and December 31, 2000..................................      5

          Unaudited Condensed Consolidated Statements of Cash Flows for
           the six month periods ended July 1, 2001 and July 2, 2000...      6

          Notes to Unaudited Condensed Consolidated Financial
           Statements..................................................      7

          Management's Discussion and Analysis of Financial Condition
 Item 2.   and Results of Operations                                        11

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk...     16

 PART II. OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K.............................     17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     ALLTRISTA CORPORATION AND SUBSIDIARIES

             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (thousands except per share amounts)

                                            Three month          Six month
                                            period ended       period ended
                                          -----------------  ------------------
                                          July 1,  July 2,   July 1,   July 2,
                                           2001      2000      2001      2000
                                          -------  --------  --------  --------
Net sales...............................  $90,598  $112,098  $159,625  $195,423
Costs and expenses
  Cost of sales.........................   65,921    81,564   120,013   146,194
  Selling, general and administrative
   expenses.............................   13,898    17,173    26,274    30,571
  Goodwill amortization.................    1,625     1,588     3,250     3,139
  Costs to evaluate strategic options...    1,137       272     1,388       272
  Discharge of deferred compensation
   obligations..........................   (2,156)      --     (4,059)      --
                                          -------  --------  --------  --------

Operating earnings......................   10,173    11,501    12,759    15,247
Interest expense, net...................   (3,047)   (3,092)   (6,171)   (6,163)
Gain from insurance recovery............      997       --        997       --
Reduction in long-term performance-based
 compensation...........................      --      1,600       --      1,600
                                          -------  --------  --------  --------
Income before taxes and minority
 interest...............................    8,123    10,009     7,585    10,684
Provision for income taxes..............   (3,095)   (3,904)   (2,890)   (4,167)
Minority interest in loss of
 consolidated subsidiary................       83       105       178       137
                                          -------  --------  --------  --------
Net income..............................  $ 5,111  $  6,210  $  4,873  $  6,654
                                          =======  ========  ========  ========

Basic earnings per share................  $   .80  $    .99  $    .77  $   1.05
Diluted earnings per share..............  $   .80  $    .98  $    .77  $   1.04

Weighted average shares outstanding:
  Basic.................................    6,358     6,300     6,348     6,361
  Diluted...............................    6,372     6,347     6,359     6,411




      See accompanying notes to unaudited condensed consolidated financial statements.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES

                  UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

                             (thousands of dollars)

                                                  Three month      Six month
                                                 period ended    period ended
                                                 --------------  --------------
                                                  July    July    July    July
                                                   1,      2,      1,      2,
                                                  2001    2000    2001    2000
                                                 ------  ------  ------  ------
Net income...................................... $5,111  $6,210  $4,873  $6,654

Foreign currency translation....................    292     (42)    (50)   (248)
Interest rate swap unrealized gain (loss):
  Transition adjustment.........................    --      --       45     --
  Change during period..........................   (197)    --     (865)    --
                                                 ------  ------  ------  ------

Comprehensive income............................ $5,206  $6,168  $4,003  $6,406
                                                 ======  ======  ======  ======







      See accompanying notes to unaudited condensed consolidated financial statements.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                             (thousands of dollars)

                                                         July 1,   December 31,
                                                           2001        2000
                                                         --------  ------------
ASSETS
Current assets
  Cash and cash equivalents............................. $    380    $  3,303
  Accounts receivable, net..............................   45,603      32,806
  Inventories:
    Raw materials and supplies..........................    9,530      14,311
    Work in process.....................................   10,082      10,253
    Finished goods......................................   29,668      27,984
Deferred taxes on income................................    4,622       4,621
Prepaid expenses........................................    1,053       1,102
                                                         --------    --------
      Total current assets..............................  100,938      94,380
                                                         --------    --------
Property, plant and equipment, at cost..................  186,940     186,462
Accumulated depreciation................................  (99,319)    (97,410)
                                                         --------    --------
                                                           87,621      89,052
Goodwill, net...........................................  110,449     114,138
Other assets............................................    8,430      11,169
                                                         --------    --------
Total assets............................................ $307,438    $308,739
                                                         ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt..................... $ 27,841    $ 25,995
  Notes payable.........................................   12,496      16,000
  Accounts payable......................................   24,534      17,842
  Accrued salaries, wages and employee benefits.........    8,208       8,344
  Other current liabilities.............................   10,611       3,224
                                                         --------    --------
      Total current liabilities.........................   83,690      71,405
                                                         --------    --------
Noncurrent liabilities
  Long-term debt........................................   81,160      95,065
  Deferred taxes on income..............................   13,068      13,068
  Other noncurrent liabilities..........................    6,103       9,957
                                                         --------    --------
      Total noncurrent liabilities......................  100,331     118,090
                                                         --------    --------
Minority interest in subsidiary.........................      736       1,023
                                                         --------    --------
Contingencies...........................................      --          --
Shareholders' equity:
  Common stock (7,963,351 common shares issued and
   6,375,407 shares outstanding at July 1, 2001)........   39,696      40,017
  Retained earnings.....................................  123,026     118,153
  Accumulated other comprehensive loss:
    Cumulative translation adjustment...................   (1,028)       (978)
    Interest rate swap..................................     (820)        --
                                                         --------    --------
                                                          160,874     157,192
Less: treasury stock (1,587,944 shares at cost at July
 1, 2001)...............................................  (38,193)    (38,971)
                                                         --------    --------
      Total shareholders' equity........................  122,681     118,221
                                                         --------    --------
      Total liabilities and shareholders' equity........ $307,438    $308,739
                                                         ========    ========

      See accompanying notes to unaudited condensed consolidated financial statements.

                     ALLTRISTA CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (thousands of dollars)

                                                                Six month
                                                              period ended
                                                            ------------------
                                                            July 1,   July 2,
                                                              2001      2000
                                                            --------  --------
Cash flows from operating activities
  Net income............................................... $  4,873  $  6,654
  Reconciliation of net income to net cash provided by
   operating activities:
    Depreciation...........................................    7,459     7,150
    Amortization...........................................    3,377     3,329
    Reduction in long-term performance-based compensation..      --     (1,600)
    Discharge of deferred compensation obligations.........   (4,059)      --
    Gain from insurance recovery...........................     (997)      --
    Deferred employee benefits.............................      502       455
    Minority interest......................................     (178)     (137)
    Other, net.............................................       94       302
  Changes in working capital components....................    4,133   (25,846)
                                                            --------  --------
      Net cash provided by (used in) operating activities..   15,204    (9,693)
                                                            --------  --------
Cash flows from financing activities
  Proceeds from revolving credit borrowings................   22,450    35,082
  Payments on revolving credit borrowings..................  (25,950)   (7,538)
  Payments on long-term debt...............................  (12,059)   (8,913)
  Debt modification cost...................................     (637)      --
  Proceeds from issuance of common stock...................      413       730
  Purchase of treasury stock...............................      --    (10,485)
                                                            --------  --------
      Net cash provided by (used in) financing activities..  (15,783)    8,876
                                                            --------  --------
Cash flows from investing activities
  Additions to property, plant and equipment...............   (6,551)   (7,563)
  Insurance proceeds from property casualty................    1,535       --
  Acquisitions of businesses, net of cash acquired.........      --     (6,979)
  Proceeds from the surrender of insurance contracts.......    6,706       --
  Loans to officers........................................   (4,059)      --
  Other, net...............................................       25       155
                                                            --------  --------
      Net cash used in investing activities................   (2,344)  (14,387)
                                                            --------  --------
  Net decrease in cash.....................................   (2,923)  (15,204)
  Cash and cash equivalents, beginning of period...........    3,303    17,394
                                                            --------  --------
  Cash and cash equivalents, end of period................. $    380  $  2,190
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

   A computation of earnings per share is as follows (in thousands except per share data):

                                                     Three month    Six month
                                                    period ended  period ended
                                                    ------------- -------------
                                                     July   July   July   July
                                                      1,     2,     1,     2,
                                                     2001   2000   2001   2000
                                                    ------ ------ ------ ------
      Net income................................... $5,111 $6,210 $4,873 $6,654
                                                    ------ ------ ------ ------
      Weighted average shares outstanding..........  6,358  6,300  6,348  6,361
      Additional shares assuming conversion of
       stock options...............................     14     47     11     50
                                                    ------ ------ ------ ------
      Weighted average shares outstanding assuming
       conversion..................................  6,372  6,347  6,359  6,411
                                                    ------ ------ ------ ------
      Basic earnings per share..................... $  .80 $  .99 $  .77 $ 1.05
      Diluted earnings per share--assuming
       conversion.................................. $  .80 $  .98 $  .77 $ 1.04

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

                    ALLTRISTA CORPORATION AND SUBSIDIARIES

   Net sales, operating earnings and assets employed in operations by segment are summarized as follows (thousands of dollars):

                                        Three month            Six month
                                        period ended         period ended
                                      -----------------  ----------------------
                                      July 1,  July 2,   July 1,     July 2,
                                       2001      2000      2001        2000
                                      -------  --------  --------  ------------
Net Sales:
  Metal products:
    Consumer products................ $42,785  $ 49,985  $ 62,151    $ 68,925
    Zinc products....................  11,739    14,344    25,375      30,719
    Other............................     273       103       401         166
                                      -------  --------  --------    --------
      Total metal products...........  54,797    64,432    87,927      99,810
                                      -------  --------  --------    --------
  Plastic products:
    Industrial thermoformed parts....  26,029    37,250    52,271      73,940
    Injection molded products........   9,910    10,512    19,954      22,400
                                      -------  --------  --------    --------
      Total plastic products.........  35,939    47,762    72,225      96,340
                                      -------  --------  --------    --------
  Intercompany.......................    (138)      (96)     (527)       (727)
                                      -------  --------  --------    --------
      Total net sales................ $90,598  $112,098  $159,625    $195,423
                                      =======  ========  ========    ========
Operating earnings:
  Metal products..................... $ 9,664  $  9,801  $ 12,265    $ 11,644
  Plastic products...................    (817)    1,733    (2,020)      3,845
  Intercompany.......................      20        (8)       20         (26)
  Unallocated corporate income
   (expense):
    Costs to evaluate strategic
     options.........................  (1,137)     (272)   (1,388)       (272)
    Discharge of deferred
     compensation obligations........   2,156       --      4,059         --
    Other............................     287       247      (177)         56
                                      -------  --------  --------    --------
      Total operating earnings.......  10,173    11,501    12,759      15,247
Interest expense, net................  (3,047)   (3,092)   (6,171)     (6,163)
Gain from insurance recovery.........     997       --        997         --
Reduction in long-term performance-
 based compensation..................     --      1,600       --        1,600
                                      -------  --------  --------    --------
Income before taxes and minority
 interest............................ $ 8,123  $ 10,009  $  7,585    $ 10,684
                                      =======  ========  ========    ========

                                                         July 1,   December 31,
                                                           2001        2000
                                                         --------  ------------
Assets employed in operations:
  Metal products.....................                    $ 87,945    $ 84,755
  Plastic products...................                     207,766     207,914
                                                         --------    --------
      Total assets employed in
       operations....................                     295,711     292,669
  Corporate (1)......................                      11,727      16,070
                                                         --------    --------
      Total assets...................                    $307,438    $308,739
                                                         ========    ========

--------
(1) Corporate assets primarily include cash and cash equivalents, amounts relating to benefit plans, deferred tax assets and corporate facilities and equipment.

                    ALLTRISTA CORPORATION AND SUBSIDIARIES

4. Costs to Exit Facility

   In October 1999, management initiated a plan to exit the Company's plastic thermoforming facility in El Dorado, Arkansas. Operations in this facility ceased in January 2000 and were moved to the Company's Auburndale, Florida facility. The total cost to exit the facility was $2.3 million and includes a $0.8 million loss on the sale and disposal of equipment, $0.6 million in future lease obligations, net of assumed sublease revenue and $0.9 million in other costs consisting primarily of employee severance, consulting and employment obligations and other related fees. Of this $2.3 million charge, which was recorded in the fourth quarter of 1999, $1.9 million has been expended through July 1, 2001.

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

6. Discharge of Deferred Compensation Obligations and Related Loans

   During the first and second quarters of 2001, certain participants in the Company's deferred compensation plans agreed to forego balances in those plans in exchange for loans from the Company in the same amounts. The loans, which were completed during the second quarter, bear interest at the applicable federal rate and require the individuals to secure a life insurance policy having the death benefit equivalent to the amount of the loan payable to the Company. All accrued interest and principal on the loans are payable upon the death of the participant and their spouse. The Company recognized $1.9 million and $2.2 million of pre-tax income during the first and second quarters of 2001, respectively, related to the discharge of the deferred compensation obligations.

7. New Accounting Pronouncements

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

   In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company

                    ALLTRISTA CORPORATION AND SUBSIDIARIES
will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on earnings and the financial position of the Company.

8. Derivative Financial Instruments

   The Company's derivative activities are initiated within the guidelines of documented corporate risk-management policies and do not create additional risk because gains and losses on derivative contracts offset losses and gains on the assets, liabilities and transactions being hedged. As derivative contracts are initiated, the Company designates the instruments individually as either a fair value hedge or a cash flow hedge. Management reviews the correlation and effectiveness of its derivatives on a periodic basis.

   The Company uses interest rate swaps to manage a portion of its exposure to short-term interest rate variations with respect to the London Interbank Offered Rate on its term debt obligations. The Company has designated the interest rate swaps as cash flow hedges. The effective portion of gains and losses on the interest rate swaps are reported as a component of other comprehensive income and reclassified into earnings in the same period the hedged transaction affects earnings. Because the terms of the swaps exactly match the terms of the underlying debt, the swaps are perfectly effective. The Company anticipates that the majority of the interest rate swap unrealized loss included in other comprehensive income at July 1, 2001 will be reclassified into earnings by December 31, 2001. The interest rate swap agreements expire in March 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Results of Operations--Comparing Year to Date 2001 to Year to Date 2000

   The Company reported net sales of $159.6 million for the first six months of 2001, an 18.3% decrease from net sales of $195.4 million for the same period in 2000. Operating earnings of $12.8 million for the first six months of 2001 decreased 16.3% from operating earnings of $15.2 million for the first six months of 2000.

   The metal products segment reported lower sales, but slightly higher operating earnings as price increases and aggressive cost management accounted for sustained earnings on lower comparable sales. While sales of consumer products were lower in the first half of 2001 compared with the same period a year ago due to unfavorable weather conditions and more aggressive inventory management among key customers, the Company anticipates sales for the remainder of the year to be comparable to the last half of 2000. Due to lower anticipated requirements from the U.S. Mint, sales of zinc products in the last half of 2001 are expected to be below levels for the comparable period a year ago. In July 2001, proposed legislation was introduced to the Committee on Financial Services of the U.S. House of Representatives which, if passed, could affect the use and demand for the U.S. penny. The proposed legislation calls for, among other things, the rounding of all cash transactions to the nearest nickel. Similar attempts to effectively eliminate or reduce circulation of the penny have been initiated in the past without success. At this time, it is too early to determine the outcome of this proposed legislation.

   The plastic products segment reported lower sales as demand in the Class 8 heavy truck market continues to be well below prior year levels. Sales of material handling products to the automotive industry were also lower than a year ago due to weakness in that sector. The Company expects sales of industrial thermoformed plastic parts to these markets for the remainder of 2001 to be comparable to the first half of 2001. Operating earnings for the plastic products segment, while lower than the previous year, reflect the positive effect of profit improvement initiatives implemented in 2000 and 2001, which included realignment and consolidation of personnel and operations.

   Net sales within the metal products segment decreased from $99.8 million for the first six months of 2000 to $87.9 million for the first six months of 2001. Sales of consumer products decreased $6.8 million due primarily to unfavorable early season weather conditions throughout North America and more aggressive inventory management practices among key customers. The decrease was offset somewhat by price increases on home canning and housewares products. Sales of zinc products decreased $5.3 million, due primarily to reduced demand for products to the automotive market and a customer's decision to self-manufacture zinc carbon batteries in Mexico. The average price of zinc ingot decreased 6.8% in the first six months of 2001 compared to the same period one year ago resulting in lower sales of approximately $0.4 million. The Company passes on fluctuations in zinc ingot prices to those customers who do not purchase their own zinc ingot.

   Net sales within the plastic products segment decreased from $96.3 million for the first six months of 2000 to $72.2 million for the first six months of 2001. Sales of industrial thermoformed parts decreased $21.7 million or 29.3%. The severe downturn in the heavy truck market resulted in a decline in sales to this market of approximately 56% or $9.7 million, compared to the first six months of 2000. Sales of material handling products, primarily to the automotive industry and to the U.S. Postal Service, were off 40% or approximately $9.5 million. Bath product sales also decreased $2.6 million as the manufactured housing market remains depressed. Sales of injection molded products decreased by $2.4 million due primarily to continued softness in the precision consumer products market, as well as some customers moving production to in-house molding operations.

   Gross margin percentages decreased from 25.2% for the first six months of 2000 to 24.8% for the first six months of 2001. Gross margin percentages on metal products increased from 31.2% for the first six months of 2000 to 33.1% for the first six months of 2001. Price increases for home canning and housewares products as well as lower manufacturing costs for zinc products, offset somewhat by lower overall sales volumes, accounted for the positive effect on gross margin for the metal products segment. Gross margin percentages on plastic products decreased from 18.8% for the first six months of 2000 to 14.5% for the first six months of 2001. Margins on plastic products decreased due primarily to lower sales volumes of thermoformed parts due to decreased demand in the heavy truck, material handling and manufactured housing markets. Smaller orders have reduced the length of production runs and, thus, diminished operating efficiencies. Lower sales of injection molded precision consumer products coupled with a delay in production start-up for a new customer have also contributed to the decline in margins.

   Selling, general and administrative expenses decreased from $30.6 million for the first six months of 2000 to $26.3 million for the first six months of 2001. Expenses within the metal products segment decreased primarily due to lower costs in connection with sales and marketing, warehousing and shipping. Expenses within the plastic products segment decreased primarily as a result of cost savings related to the realignment and consolidation of the Company's thermoforming operations, which occurred during the latter half of 2000. This decrease was offset somewhat by the inclusion of the expenses of Synergy World (acquired June 1, 2000) in the first six months of 2001. Selling, general and administrative expenses as a percentage of net sales increased from 15.6% for the first six months of 2000 to 16.5% for the first six months of 2001. The increase in the percentage resulted primarily from lower sales, offset partially by the cost savings realized due to the realignment and consolidation of the thermoforming operations.

   Goodwill amortization increased slightly for the first six months of 2001 compared to the same period last year due to the June 2000 acquisition of Synergy World.

   Costs incurred by the Company to evaluate its strategic options increased from $0.3 million for the first six months of 2000 to $1.4 million for the first six months of 2001.

   During the first six months of 2001, certain participants in the Company's deferred compensation plans agreed to forego balances in those plans in exchange for loans from the Company in the same amounts. The loans, which were completed during the second quarter, bear interest at the applicable federal rate and require the individuals to secure a life insurance policy having the death benefit equivalent to the amount of the loan payable to the Company. The Company recognized $4.1 million of pre-tax income during the first six months of 2001 related to the discharge of the deferred compensation obligations.

   Net interest expense remained approximately the same for the first six months of 2001 compared to the same period last year. The effect of lower average borrowings outstanding in the first six months of 2001 compared to those outstanding during the same period one year ago was offset by debt issuance costs associated with the amendment of the Company's debt agreement. The Company's effective tax rate decreased from 39.0% for the first six months of 2000 to 38.1% for the first six months of 2001 due to foreign operating losses for which a tax benefit was not recorded in the prior year.

   During the second quarter of 2001, the Company recorded a pre-tax gain of $1.0 million in connection with an insurance recovery associated with a property casualty.

   During the second quarter of 2000, the Company recorded a pre-tax gain of $1.6 million related to a reduction in long-term performance-based compensation.

   Earnings before interest, taxes, depreciation and amortization, excluding the gain from insurance recovery and the gain from the reduction in long-term performance-based compensation, were $23.6 million for the first six months of 2001 as compared to $25.7 million for the same period in 2000.

   Excluding the $2.5 million after-tax income from the discharge of deferred compensation obligations and the $0.6 million after-tax gain from the insurance recovery in 2001, the $1.0 million after-tax benefit from the reduction in performance-based compensation in 2000, and the $0.9 million and $0.2 million after-tax effects of the costs incurred to evaluate strategic options in 2001 and 2000, respectively, net income for the first six months of 2001 was $2.6 million compared to net income of $5.8 million for the first six months of 2000. Diluted earnings per share, as adjusted, were $0.41 per share for the first six months of 2001 compared to $0.91 per share for the same period in 2000.

 Results of Operations--Comparing Second Quarter 2001 to Second Quarter 2000

   The Company reported net sales of $90.6 million for the second quarter of 2001, a 19.2% decrease from net sales of $112.1 million in the second quarter of 2000. Second quarter 2001 operating earnings of $10.2 million decreased 11.5% from second quarter 2000 operating earnings of $11.5 million.

   The metal products segment reported lower sales of consumer products and zinc products during the quarter compared to the same period in 2000. However, operating earnings were comparable to the same period a year ago due to price increases and aggressive cost management. Sales of consumer products were lower than a year ago due to unfavorable weather conditions and more aggressive inventory management among key customers. The Company anticipates sales of consumer products for the remainder of 2001 to be comparable to the last half of 2000. Sales of zinc products were also lower than the previous year due to reduced shipments to the U.S. Mint and the elimination of sales of zinc battery cans as the customer moved the production of batteries to Mexico. Lower demand for zinc products used in the automotive and construction markets also contributed to the decline. The Company anticipates sales of zinc products for the remainder of 2001 to be below levels for the comparable period a year ago.

   The plastic products segment reported lower sales and operating earnings for the quarter. Sales of industrial thermoformed parts were lower in the second quarter of 2001 as the heavy truck market continues to experience depressed conditions and sales of material handling products, particularly to the automotive industry, have been negatively effected by economic conditions. The Company expects sales of industrial thermoformed plastic parts to these markets for the remainder of 2001 to be comparable to the first half of 2001. Sales of injection molded products were slightly lower than in 2000 as demand in the precision consumer products market remains soft. Operating earnings for the plastic products segment, while lower than the previous year, reflect the positive effect of profit improvement initiatives implemented in 2000 and 2001, which included realignment and consolidation of personnel and operations.

   Net sales within the metal products segment decreased from $64.4 million for the second quarter of 2000 to $54.8 million for the second quarter of 2001. Sales of consumer products decreased $7.2 million due primarily to unfavorable early season weather conditions throughout North America and more aggressive inventory management practices among key customers. The decrease was offset somewhat by price increases on home canning and housewares products. Sales of zinc products decreased $2.6 million due primarily to reduced demand for products to the automotive market, lower coinage sales volumes and a customer's decision to self-manufacture zinc carbon batteries in Mexico. The average price of zinc ingot decreased 8.8% in the second quarter of 2001 compared to the same period one year ago resulting in lower sales of approximately $0.2 million. The Company passes on fluctuations in zinc ingot prices to those customers who do not purchase their own zinc ingot.

   Net sales within the plastic products segment decreased from $47.8 million for the second quarter of 2000 to $35.9 million for the second quarter of 2001. Sales of industrial thermoformed parts decreased $11.2 million or 30.1%. The severe downturn in the heavy truck market resulted in a decline in sales to this market of approximately 49% or $3.7 million, compared to the second quarter of 2000. Sales of material handling products, primarily to the automotive industry and to the U.S. Postal Service, were off 44% or approximately $5.5 million. Bath product sales also decreased $1.2 million as the manufactured housing market remains depressed. Sales of injection molded products decreased by $0.6 million due to continued softness in the precision consumer products market and customers moving production in-house, offset somewhat by increased sales of healthcare products.

   Gross margin percentages for the second quarter of 2001 and the second quarter of 2000 were both 27.2%. Gross margin percentages on metal products increased from 33.8% for the second quarter of 2000 to 35.2% for the second quarter of 2001. Margins increased primarily due to price increases for home canning and housewares products offset by lower overall sales volumes of zinc products. Gross margin percentages on plastic products decreased from 18.4% in the second quarter of 2000 to 14.9% in the second quarter of 2001. Lower sales volumes of industrial thermoformed parts associated with the decreased demand in the heavy truck, material handling and manufactured housing markets resulted in the lower margins. Smaller orders have reduced the length of production runs and, thus, diminished operating efficiencies. Lower sales volumes of injection molded products to the precision consumer products market also negatively impacted gross margins.

   Selling, general and administrative expenses decreased from $17.2 million for the second quarter of 2000 to $13.9 million for the second quarter of 2001. Expenses within the metal products segment decreased primarily due to lower costs in connection with sales and marketing, warehousing and shipping. Expenses within the plastic products segment decreased primarily as a result of cost savings related to the realignment and consolidation of the Company's thermoforming operations, which occurred during the latter half of 2000. This decrease was offset somewhat by the inclusion of the expenses of Synergy World (acquired June 1, 2000) in the second quarter of 2001. Selling, general and administrative expenses as a percentage of net sales remained at 15.3% for the second quarter of 2001 when compared to the same period one year ago as the cost savings realized due to the realignment and consolidation of the thermoforming operations was offset by the negative impact of lower overall sales.

   Goodwill amortization increased slightly for the second quarter of 2001 compared to the same period last year due to the June 2000 acquisition of Synergy World.

   Costs incurred by the Company to evaluate its strategic options increased from $0.3 million for the second quarter of 2000 to $1.1 million for the second quarter of 2001.

   During the second quarter of 2001, certain participants in the Company's deferred compensation plans agreed to forego balances in those plans in exchange for loans from the Company in the same amounts. The loans, which were completed during the second quarter, bear interest at the applicable federal rate and require the individuals to secure a life insurance policy having the death benefit equivalent to the amount of the loan payable to the Company. The Company recognized $2.2 million of pre-tax income during the second quarter of 2001 related to the discharge of the deferred compensation obligations.

   Net interest expense decreased slightly for the second quarter of 2001 compared to the same period last year due primarily to the effect of lower average borrowings outstanding in the second quarter of 2001 compared to those outstanding during the same period one year ago. The Company's effective tax rate decreased from 39.0% for the second quarter of 2000 to 38.1% for the second quarter of 2001 due to foreign operating losses for which a tax benefit was not recorded in the prior year.

   During the second quarter of 2001, the Company recorded a pre-tax gain of $1.0 million in connection with an insurance recovery associated with a property casualty.

   During the second quarter of 2000, the Company recorded a pre-tax gain of $1.6 million related to a reduction in long-term performance-based compensation.

   Earnings before interest, taxes, depreciation and amortization, excluding the gain from insurance recovery and the gain from the reduction in long-term performance-based compensation, were $15.6 million for the second quarter of 2001 as compared to $16.8 million for the same period in 2000.

   Excluding the $1.3 million after-tax income from the discharge of deferred compensation obligations and the $0.6 million after-tax gain from the insurance recovery in 2001, the $1.0 million after-tax benefit from the reduction in performance-based compensation in 2000, and the $0.7 million and $0.2 million after-tax effects of the costs incurred to evaluate strategic options in 2001 and 2000, respectively, net income for the second quarter of 2001 was $3.9 million compared to net income of $5.4 million for the second quarter of 2000. Diluted earnings per share, as adjusted, were $0.61 per share for the second quarter of 2001 compared to $0.85 per share for the same period in 2000.

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

   Working capital (excluding the current portion of long-term debt and notes payable) decreased $7.4 million from $65.0 million at December 31, 2000 to $57.6 million at July 1, 2001. Accounts payable increased $6.7 million due primarily to seasonal consumer product activity. Accounts receivable increased $12.8 million due to seasonal sales of consumer products and increased sales across most product lines from the fourth quarter of 2000. Inventories decreased $3.3 million due primarily to an increased focus on inventory management. Cash and cash equivalents decreased $2.9 million, while short-term borrowings decreased $3.5 million.

   Capital expenditures were $6.6 million for the first six months of 2001 compared to $7.6 million for the same period in 2000 and are largely related to maintaining facilities and improving manufacturing efficiencies. Capital expenditures during the first six months of 2001 related to, among other items, injection molding machines, a co-extrusion line for the production of plastic sheet used in thermoforming operations and the repair and replacement of portions of a building and equipment damaged in a weather-related roof collapse.

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

 New Accounting Pronouncements

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

   In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on earnings and the financial position of the Company.

 Forward-Looking Information

   This Quarterly Report on Form 10-Q includes certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those statements include, but may not be limited to, discussions regarding expectations of future sales and profitability, anticipated demand for the Company's products and expectations regarding operating and other expenses. Reliance on forward-looking statements involves risks and uncertainties. Although the Company believes that the forward-looking statements contained herein are based on reasonable assumptions, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based on those assumptions could also be incorrect. Please see the Company's Annual Report on Form 10-K for 2000 for a list of factors which could cause the Company's actual results to differ materially from those projected in the Company's forward-looking statements.

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

   Changes in LIBOR interest rates would affect the earnings of the Company either positively or negatively depending on the changes in short-term interest rates. Assuming that LIBOR rates increased 100 basis points over period end rates on the outstanding term and revolver debt, the Company's interest expense, after considering the effects of its interest rate swap, would have increased by approximately $310,000 and $325,000 for the six month periods ended July 1, 2001 and July 2, 2000, respectively. The amount was determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost, short-term investment rates, interest rate swap and estimated cash flow. Actual changes in rates may differ from the assumptions used in computing this exposure.

   The Company does not invest or trade in any derivative financial or commodity instruments, nor does it invest in any foreign financial instruments.

                          PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

   a. Exhibits

    3.1 Form of Bylaws of Alltrista Corporation as amended and restated as of June 21, 2001.

   10.1  Amendment to the Alltrista Corporation 1998 Long Term Equity Incentive
         Plan, effective June 21, 2001.

   10.2  Amendment to the Alltrista Corporation 1993 Deferred Compensation
         Plan, effective June 21, 2001.

   10.3 Amendment to the Alltrista Corporation 1993 Deferred Compensation Plan for Selected Key Employees, effective June 21, 2001.

   10.4 Amendment to the Alltrista Corporation 1997 Deferred Compensation Plan for Directors, effective June 21, 2001.

   10.5  Amendment to the Alltrista Corporation Excess Savings and Retirement
         Plan, effective June 21, 2001.

   10.6  Agreement to Forego Compensation between Jerry T. McDowell and
         Alltrista Corporation, effective May 25, 2001.

   10.7  Agreement to Forego Compensation between Thomas B. Clark and Alltrista
         Corporation, effective May 31, 2001.

   10.8 Loan Agreement between Thomas B. Clark and Alltrista Corporation, effective May 31, 2001.

   10.9  Promissory Note between Alltrista Corporation, and Thomas B. and Karen
         A. Clark, effective
         May 31, 2001.

   10.10 Loan Agreement between Kevin D. Bower and Alltrista Corporation, effective May 31, 2001.

   10.11 Promissory Note between Alltrista Corporation, and Kevin D. and
         Maureen C. Bower, effective May 31, 2001.

   10.12 Loan Agreement between Jerry T. McDowell and Alltrista Corporation, effective May 31, 2001.

   10.13 Promissory Note between Alltrista Corporation, and Jerry T. and
         Gayleen M. McDowell, effective May 31, 2001.

   10.14 Form of Amendment to Change of Control Agreement, effective June 21,
         2001.

   10.15 List of Alltrista Corporation officers party to Exhibit 10.14 above.

   10.16 Form of Amendment to Change of Control Agreement, effective June 21,
         2001.

   10.17 List of Alltrista Corporation officers party to Exhibit 10.16 above.

   b. Reports on Form 8-K

     In a Form 8-K (Commission File Number 0-21052) dated May 11, 2001, the Company filed a press release announcing that it had signed a letter of intent to accept the $18 per share proposal tendered by Marlin Partners II, L.P. and had committed to a related exclusive negotiation period through June 29, 2001. The Company also announced that its shareholder meeting, previously scheduled for June 1, 2001, would be postponed to a later date.

     In a Form 8-K (Commission File Number 0-21052) dated June 27, 2001, the Company filed a press release announcing that Marlin Partners II, LP had withdrawn its offer to acquire the Company for $18 per share as set forth in the letter of intent with the Company dated May 7, 2001. The Company also updated guidance on its 2001 operating earnings before interest, taxes, depreciation and amortization, expecting them to be 15 percent to 20 percent below the earlier guidance of approximately $55 million for the year.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Alltrista Corporation
                                           (Registrant)

                                          By: /s/ Kevin D. Bower
                                             ----------------------------------
                                                    Kevin D. Bower
                                              Senior Vice President and
                                               Chief Financial Officer

Date: August 8, 2001