Form 10-Q
period 2001-09-30
ALLTRISTA CORP
filed 2001-11-14
CIK 895655

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               -----------------

                                   FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                                      OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                     For the transition period from     to

                               -----------------

                             Alltrista Corporation

       Indiana                0-21052                35-1828377
State of Incorporation Commission File Number IRS Identification Number

                     555 Theodore Fremd Avenue, Suite B302
                              Rye, New York 10580

      Registrant's telephone number, including area code: (914) 967-9426

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                 Outstanding at
Class                           October 28, 2001
-----                           ----------------
Common Stock, without par value 6,392,136 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             ALLTRISTA CORPORATION

                         Quarterly Report on Form 10-Q
                    For the period ended September 30, 2001

                                     INDEX

                                                                                                 Page
                                                                                                Number
                                                                                                ------
PART I  FINANCIAL INFORMATION:

Item 1. Financial Statements

        Unaudited Consolidated Statements of Income for the three and nine month periods ended
        September 30, 2001 and October 1, 2000.................................................    3
        Unaudited Statements of Comprehensive Income for the three and nine month periods ended
        September 30, 2001 and October 1, 2000.................................................    4
        Unaudited Consolidated Balance Sheets at September 30, 2001 and December 31, 2000......    5
        Unaudited Consolidated Statements of Cash Flows for the nine month periods ended
        September 30, 2001 and October 1, 2000.................................................    6
        Notes to Unaudited Consolidated Financial Statements...................................    7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..   13
Item 3. Quantitative and Qualitative Disclosures About Market Risk.............................   20

PART II. OTHER INFORMATION

Item 4. Submission of matters to a vote of security holders....................................   21
Item 6. Exhibits and Reports on Form 8-K.......................................................   21

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             ALLTRISTA CORPORATION

                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                          Three month period ended Ninth month period ended
                                                          -----------------------  -----------------------
                                                          September 30, October 1, September 30, October 1,
                                                              2001         2000        2001         2000
                                                          ------------- ---------- ------------- ----------
                                                                (thousands except per share amounts)
Net sales................................................   $  90,477    $97,096     $ 250,102    $296,549
Costs and expenses
   Cost of sales.........................................      68,299     73,973       188,312     223,794
   Selling, general and administrative expenses..........      14,352     14,660        40,626      45,634
   Goodwill amortization.................................       1,626      1,632         4,876       4,771
   Special charges (credits) and reorganization expenses.       3,901      2,219           233         891
   Loss on thermoforming net assets held for sale........     119,725         --       119,725          --
                                                            ---------    -------     ---------    --------
Operating earnings (loss)................................    (117,426)     4,612      (103,670)     21,459
Interest expense, net....................................      (2,180)    (3,041)       (8,351)     (9,204)
                                                            ---------    -------     ---------    --------
Income (loss) before taxes and minority interest.........    (119,606)     1,571      (112,021)     12,255
Income tax (provision) benefit...........................      36,496         --        33,606      (4,167)
Minority interest in loss of consolidated subsidiary.....          78         70           256         207
                                                            ---------    -------     ---------    --------
Net income (loss)........................................   $ (83,032)   $ 1,641     $ (78,159)   $  8,295
                                                            =========    =======     =========    ========
Basic earnings (loss) per share..........................   $  (13.04)   $   .26     $  (12.30)   $   1.31
Diluted earnings (loss) per share........................   $  (13.04)   $   .26     $  (12.30)   $   1.30
Weighted average shares outstanding:
   Basic.................................................       6,368      6,310         6,354       6,344
   Diluted...............................................       6,368      6,353         6,354       6,392


    See accompanying notes to unaudited consolidated financial statements.

                             ALLTRISTA CORPORATION

                 UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

                                           Three month period ended Nine month period ended
                                           -----------------------  -----------------------
                                           September 30, October 1, September 30, October 1,
                                               2001         2000        2001         2000
                                           ------------- ---------- ------------- ----------
                                                        (thousands of dollars)
Net income (loss).........................   $(83,032)     $1,641     $(78,159)     $8,295
Foreign currency translation..............       (319)       (300)        (369)       (548)
Interest rate swap unrealized gain (loss):
   Transition adjustment..................         --          --           45          --
   Change during period...................       (116)         --         (981)         --
                                             --------      ------     --------      ------
Comprehensive income (loss)...............   $(83,467)     $1,341     $(79,464)     $7,747
                                             ========      ======     ========      ======




    See accompanying notes to unaudited consolidated financial statements.

                             ALLTRISTA CORPORATION

                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                      September 30, December 31,
                                                                          2001          2000
                                                                      ------------- ------------
                                                                        (thousands of dollars)
                               ASSETS
Current assets
   Cash and cash equivalents.........................................   $  6,828      $  3,303
   Accounts receivable, net..........................................     23,264        32,806
   Inventories, net..................................................     22,877        52,548
   Deferred taxes on income..........................................      5,140         4,621
   Prepaid expenses..................................................        630         1,102
   Net assets held for sale..........................................     21,716            --
                                                                        --------      --------
       Total current assets..........................................     80,455        94,380
                                                                        --------      --------
Property, plant and equipment, at cost...............................    132,573       186,462
Accumulated depreciation.............................................    (87,758)      (97,410)
                                                                        --------      --------
                                                                          44,815        89,052
Goodwill, net........................................................     15,764       114,138
Deferred taxes on income.............................................     32,029            --
Other assets.........................................................      8,114        11,169
                                                                        --------      --------
       Total assets..................................................   $181,177      $308,739
                                                                        ========      ========
                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt.................................   $ 27,500      $ 25,995
   Notes payable.....................................................         --        16,000
   Accounts payable..................................................     18,361        17,842
   Accrued salaries, wages and employee benefits.....................      9,081         8,344
   Other current liabilities.........................................      7,114         3,224
                                                                        --------      --------
       Total current liabilities.....................................     62,056        71,405
                                                                        --------      --------
Noncurrent liabilities
   Long-term debt....................................................     73,750        95,065
   Deferred taxes on income..........................................         --        13,068
   Other noncurrent liabilities......................................      5,430         9,957
                                                                        --------      --------
       Total noncurrent liabilities..................................     79,180       118,090
                                                                        --------      --------
Minority interest in subsidiary......................................        611         1,023
                                                                        --------      --------
Contingencies........................................................         --            --
Shareholders' equity:
   Common stock (7,963,351 common shares issued and 6,381,483 shares
     outstanding at September 30, 2001)..............................     39,677        40,017
   Retained earnings.................................................     39,994       118,153
   Accumulated other comprehensive loss:
     Cumulative translation adjustment...............................     (1,347)         (978)
     Interest rate swap..............................................       (936)           --
                                                                        --------      --------
                                                                          77,388       157,192
Less treasury stock (1,581,868 shares at cost at September 30, 2001).    (38,058)      (38,971)
                                                                        --------      --------
   Total shareholders' equity........................................     39,330       118,221
                                                                        --------      --------
       Total liabilities and shareholders' equity....................   $181,177      $308,739
                                                                        ========      ========

    See accompanying notes to unaudited consolidated financial statements.

                             ALLTRISTA CORPORATION

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Nine month period ended
                                                                                   -----------------------
                                                                                   September 30, October 1,
                                                                                       2001         2000
                                                                                   ------------- ----------
                                                                                    (thousands of dollars)
Cash flows from operating activities
 Net income (loss)................................................................   $(78,159)    $  8,295
 Reconciliation of net income (loss) to net cash provided by operating activities:
   Depreciation...................................................................     11,203       10,892
   Amortization...................................................................      5,065        5,050
   Loss on thermoforming net assets held for sale.................................    119,725           --
   Special charges (credits) and reorganization expenses..........................     (3,750)      (1,600)
   Deferred employee benefits.....................................................        216           76
   Minority interest..............................................................       (412)        (207)
   Other, net.....................................................................        221          941
 Changes in working capital components, net of effects from acquisitions and net
   assets held for sale...........................................................    (11,338)      (5,523)
                                                                                     --------     --------
     Net cash provided by operating activities....................................     42,771       17,924
                                                                                     --------     --------
Cash flows from financing activities
 Proceeds from revolving credit borrowings........................................     29,150       44,932
 Payments on revolving credit borrowings..........................................    (45,150)     (36,240)
 Payments on long-term debt.......................................................    (19,027)     (14,003)
 Debt modification cost...........................................................       (637)          --
 Proceeds from issuance of common stock...........................................        518          990
 Purchase of treasury stock.......................................................         --      (10,485)
                                                                                     --------     --------
     Net cash used in financing activities........................................    (35,146)     (14,806)
                                                                                     --------     --------
Cash flows from investing activities
 Additions to property, plant and equipment.......................................     (8,343)     (10,786)
 Insurance proceeds from property casualty........................................      1,535           --
 Acquisition of businesses, net of cash acquired..................................         --       (6,930)
 Proceeds from the surrender of insurance contracts...............................      6,706           --
 Proceeds from insurance contracts loaned to officers.............................     (4,059)          --
 Other, net.......................................................................         61          112
                                                                                     --------     --------
     Net cash used in investing activities........................................     (4,100)     (17,604)
                                                                                     --------     --------
Net increase (decrease) in cash...................................................      3,525      (14,486)
Cash and cash equivalents, beginning of period....................................      3,303       17,394
                                                                                     --------     --------
Cash and cash equivalents, end of period..........................................   $  6,828     $  2,908
                                                                                     ========     ========

    See accompanying notes to unaudited consolidated financial statements.

                             ALLTRISTA CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Presentation of Consolidated Financial Statements

   Certain information and footnote disclosures, including significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented. Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the seasonality for home food preservation products. The accompanying unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements of Alltrista Corporation and Subsidiaries included in the Company's latest annual report.

   Certain reclassifications have been made in the Company's financial statements of prior years to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

2. Pending Sale of Triangle, TriEnda and Synergy World Thermoforming Assets

   On October 15, 2001, the Company announced it had signed a definitive agreement with Wilbert, Inc. to sell the assets of its Triangle, TriEnda and Synergy World plastic thermoforming operations. The Company will retain its thermoforming operation in Fort Smith, Arkansas, which produces plastic parts primarily for the appliance market. The transaction is anticipated to close in the fourth quarter and is subject to normal and customary closing conditions. The agreement calls for a payment of $21 million in cash and a $2.5 million non-interest bearing one-year note as well as the assumption of certain identified liabilities. A $1.5 million deposit was received upon signing the agreement. The Company recorded a pre-tax loss of approximately $120 million in the third quarter to reflect the write-down of the net assets to be sold to the amount of the estimated net proceeds from the sale. Accordingly, the net realizable value of these net assets of approximately $21.7 million, consisting primarily of property, plant and equipment, accounts receivable and inventories, net of liabilities are included in Net Assets Held For Sale on the Consolidated Balance Sheet as of September 30, 2001.

   The Company expects to recover approximately $15 million of federal income taxes paid in 1999 and 2000 as a result of the carryback of a tax net operating loss generated in 2001. The tax net operating loss that will not be utilized during the allowable carryback period will be available to offset taxable income in future periods.

   The combined net sales of the assets to be sold included in the Company's historical results were approximately $52.4 million for the first nine months of 2001, $100.3 million in 2000 and $70.7 million in 1999. Operating earnings (losses) associated with these assets were approximately $(9.9) million for the first nine months of 2001, $(8.4) million in 2000 and $2.8 million in 1999.

3. Pro forma Financial Information

   The following unaudited pro forma information presents a summary of consolidated results of the Company as if the proposed sale of the assets of the Triangle, TriEnda and Synergy World plastic thermoforming operations (as described in Note 2 above) had occurred at the beginning of each period presented. In addition, the pro forma information excludes special charges and reorganization expenses. The pro forma information assumes the proceeds from the thermoformed assets to be divested were received at the beginning of each period, and assumes a 35.0% effective income tax rate for all periods. (In thousands except per share data.)

                                         Nine month period ended
                                         ------------------------
                                         September 30, October 1,
                                             2001         2000
                                         ------------- ----------
              Net sales.................   $197,075     $213,998
              Operating earnings........     26,535       25,275
              Net income................     13,062       11,690
              Diluted earnings per share   $   2.06     $   1.83

                             ALLTRISTA CORPORATION

4. Earnings Per Share Calculation

   Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated based on the weighted average number of outstanding common shares plus the dilutive effect of stock options as if they were exercised. Due to the net loss for the three-month and nine-month periods ended September 30, 2001, the effect of the potential exercise of stock options was not considered in the diluted earnings per share calculation for those periods since it would be antidilutive.

   A computation of earnings per share is as follows (in thousands except per share data):

                                               Three month period ended Nine month period ended
                                               ------------------------ ------------------------
                                               September 30, October 1, September 30, October 1,
                                                   2001         2000        2001         2000
                                               ------------- ---------- ------------- ----------
Net income (loss).............................   $(83,032)     $1,641     $(78,159)     $8,295
                                                 --------      ------     --------      ------
Weighted average shares outstanding...........      6,368       6,310        6,354       6,344
Additional shares assuming conversion of stock
  options.....................................         --          43           --          48
                                                 --------      ------     --------      ------
Weighted average shares outstanding assuming
  conversion..................................      6,368       6,353        6,354       6,392
                                                 --------      ------     --------      ------
Basic earnings (loss) per share...............   $ (13.04)     $  .26     $ (12.30)     $ 1.31
Diluted earnings (loss) per share--assuming
  conversion..................................   $ (13.04)     $  .26     $ (12.30)     $ 1.30

5. Segment Information

   The Company is currently organized into two segments: metal products and plastic products. The metal products segment includes sales of zinc and consumer products. This segment provides cast zinc strip and fabricated zinc products primarily for zinc coinage and industrial applications. It also markets a line of home food preservation products including home canning jars, home canning metal closures and related food products, which are distributed through a wide variety of retail outlets. The plastic products segment produces injection molded plastic products used in medical, pharmaceutical and consumer products and industrial thermoformed plastic parts for appliances, manufactured housing, recreational vehicles, heavy trucking, agriculture equipment, portable restrooms, recreational and construction products.

                             ALLTRISTA CORPORATION

   Net sales, operating earnings and assets employed in operations by segment are summarized as follows (thousands of dollars):

                                                 Three month period ended  Nine month period ended
                                                 -----------------------  -------------------------
                                                 September 30, October 1, September 30,  October 1,
                                                     2001         2000        2001          2000
                                                 ------------- ---------- ------------- ------------
Net Sales:
 Metal products:
   Consumer products............................   $  43,609    $42,171     $ 105,760     $111,096
   Zinc products................................      11,970     13,480        37,345       44,199
   Other........................................         256        154           657          320
                                                   ---------    -------     ---------     --------
       Total metal products.....................      55,835     55,805       143,762      155,615
                                                   ---------    -------     ---------     --------
 Plastic products:
   Industrial thermoformed parts................      23,274     30,609        75,545      104,549
   Injection molded products....................      11,488     10,744        31,442       37,174
                                                   ---------    -------     ---------     --------
       Total plastic products...................      34,762     41,353       106,987      141,723
                                                   ---------    -------     ---------     --------
 Intercompany...................................        (120)       (62)         (647)        (789)
                                                   ---------    -------     ---------     --------
       Total net sales..........................   $  90,477    $97,096     $ 250,102     $296,549
                                                   =========    =======     =========     ========
Operating earnings:
 Metal products.................................   $   8,846    $ 7,983     $  21,111     $ 19,627
 Plastic products...............................      (4,189)    (2,270)       (5,212)       1,575
 Intercompany...................................          (1)       (47)           19          (73)
 Unallocated corporate income (expense).........      (2,357)    (1,054)          137          330
 Loss on thermoforming net assets held for sale.    (119,725)        --      (119,725)          --
                                                   ---------    -------     ---------     --------
       Total operating earnings (loss)..........    (117,426)     4,612      (103,670)      21,459
Interest expense, net...........................      (2,180)    (3,041)       (8,351)      (9,204)
                                                   ---------    -------     ---------     --------
Income (loss) before taxes and minority interest   $(119,606)   $ 1,571     $(112,021)    $ 12,255
                                                   =========    =======     =========     ========
                                                                          September 30, December 31,
                                                                              2001          2000
                                                                          ------------- ------------
Assets employed in operations:
 Metal products.................................                            $  72,299     $ 84,755
 Plastic products (2)...........................                               62,530      207,914
                                                                            ---------     --------
       Total assets employed in operations......                              134,829      292,669
 Corporate (1)..................................                               46,348       16,070
                                                                            ---------     --------
       Total assets.............................                            $ 181,177     $308,739
                                                                            =========     ========

--------
(1) Corporate assets primarily include cash and cash equivalents, amounts relating to benefit plans, deferred tax assets and corporate facilities and equipment.
(2) Includes $21.7 million of thermoforming net assets held for sale.

6. Costs to Exit Facilities

   In August 2001, the Company announced that it would be consolidating its home canning metal closure production from its Bernardin Ltd. Toronto, Ontario facility into its Muncie, Indiana manufacturing operation. The total cost to exit the Toronto facility of $0.7 million was recorded in the third quarter of 2001 and includes a $0.3 million loss on the sale and disposal of equipment, and $0.4 million of employee severance costs. This exit

                             ALLTRISTA CORPORATION
cost is included in Special Charges (Credits) and Reorganization Expenses on the Consolidated Statement of Income. Of the $0.4 million accrued liability established for severance costs, approximately $10,000 had been expended through September 30, 2001, with the remainder expected to be paid in the fourth quarter.

   Also in August 2001, the Company announced that it had vacated its former Triangle Plastics facility in Independence, Iowa and integrated personnel and capabilities into its other operating and distribution facilities in the area. The total cost to exit this Iowa facility of $0.6 million was recorded in the third quarter of 2001 and includes $0.4 million in future lease obligations and an additional $0.2 million of costs related to the leased facility. This exit cost is included in Special Charges (Credits) and Reorganization Expenses on the Consolidated Statement of Income. Of the $0.5 million accrued liability established for future lease payments and other costs related to the facility, no amounts had been expended through September 30, 2001.

7. Contingencies

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

8. Discharge of Deferred Compensation Obligations and Related Loans

   During the first and second quarters of 2001, certain participants in the Company's deferred compensation plans agreed to forego balances in those plans in exchange for loans from the Company in the same amounts. The loans, which were completed during the second quarter, bear interest at the applicable federal rate and require the individuals to secure a life insurance policy having the death benefit equivalent to the amount of the loan payable to the Company. All accrued interest and principal on the loans are payable upon the death of the participant and their spouse. The Company recognized $1.9 million and $2.2 million of pre-tax income during the first and second quarters of 2001, respectively, related to the discharge of the deferred compensation obligations. These amounts are included in Special Charges (Credits) and Reorganization Expenses on the Consolidated Statement of Income.

9. Inventories

   Inventories at September 30, 2001 and December 31, 2000 were comprised of the following (in thousands):

                                        September 30, December 31,
                                            2001          2000
                                        ------------- ------------
             Raw materials and supplies    $ 2,823      $14,311
             Work in process...........      5,826       10,253
             Finished goods............     14,228       27,984
                                           -------      -------
                Total inventories......    $22,877      $52,548
                                           =======      =======

10. New Accounting Pronouncements

   The Company adopted Statement of Financial Accounting Standard 133 (SFAS
133), Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair

                             ALLTRISTA CORPORATION
value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge ineffectiveness, the amount by which the change in the value of a hedge does not exactly offset the change in the value of the hedged item, will be immediately recognized in earnings. The adoption of SFAS 133 on January 1, 2001 did not have a material impact on the Company's results of operations or financial position.

   In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets, but does not anticipate a material impact on its results of operations or financial position.

   In June 2001, the FASB issued Statement of Financial Accounting Standard No. 143 (SFAS 143), Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS 143 is effective for the Company beginning with the first quarter of 2003, and its adoption is not expected to have a material impact on the Company's results of operations or financial position.

   In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. This standard supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. The new standard also supersedes the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. SFAS 144 is effective for the Company beginning with the first quarter of 2002, and its adoption it is not expected to have a material impact on the Company's results of operations or financial position.

11. Derivative Financial Instruments

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

   The Company uses interest rate swaps to manage a portion of its exposure to short-term interest rate variations with respect to the London Interbank Offered Rate on its term debt obligations. The Company has designated the interest rate swaps as cash flow hedges. Gains and losses related to the effective portion of the interest rate swaps are reported as a component of other comprehensive income and reclassified into earnings in the same period the hedged transaction affects earnings. Because the terms of the swaps exactly match the terms of the underlying debt, the swaps are perfectly effective. The Company anticipates that the majority of the interest rate swap unrealized loss included in other comprehensive income at September 30, 2001 will be reclassified into earnings by December 31, 2001. The interest rate swap agreements expire in March 2002.

                             ALLTRISTA CORPORATION

12. Stock Plans

   Effective September 24, 2001, the Company established the 2001 Stock Option Plan for the purpose of granting options for the purchase of common shares to the Company's executive officers and independent directors. Options vest to, and are exercisable by, participants on the earlier of 1) the Company's closing stock price equals or exceeds $17 per share or 2) the seventh anniversary of the grant date. During September, 570,000 options were granted to participants under this new plan. The Plan and all options granted are contingent on ratification of the Plan by the Company's shareholders on or before September 23, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management Reorganization

   On September 25, 2001, the Company announced the departure from the Company of Thomas B. Clark, Chairman, President and Chief Executive Officer, and Kevin
D. Bower, Senior Vice President and Chief Financial Officer. The Board announced the appointment of Martin E. Franklin as Chairman and Chief Executive Officer and Ian G.H. Ashken as Vice Chairman, Chief Financial Officer and Secretary.

Pending Sale of Triangle, TriEnda and Synergy World Thermoforming Assets

   On October 15, 2001, the Company announced it had signed a definitive agreement with Wilbert, Inc. to sell the assets of its Triangle, TriEnda and Synergy World plastic thermoforming operations. The Company will retain its thermoforming operation in Fort Smith, Arkansas, which produces plastic parts primarily for the appliance market. The transaction is anticipated to close in the fourth quarter and is subject to normal and customary closing conditions. The agreement calls for a payment of $21 million in cash and a $2.5 million non-interest bearing one-year note as well as the assumption of certain identified liabilities. A $1.5 million deposit was received upon signing the agreement. The Company recorded a pre-tax loss of approximately $120 million in the third quarter to reflect the write-down of the net assets to be sold to the amount of the estimated net proceeds from the sale. Accordingly, the net realizable value of these net assets of approximately $21.7 million, consisting primarily of property, plant and equipment, accounts receivable and inventories, net of liabilities are included in Net Assets Held For Sale on the Consolidated Balance Sheet as of September 30, 2001.

   The Company expects to recover approximately $15 million of federal income taxes paid in 1999 and 2000 as a result of the carryback of a tax net operating loss generated in 2001. The tax net operating loss that will not be utilized during the allowable carryback period will be available to offset taxable income in future periods.

   The combined net sales of the assets to be sold included in the Company's historical results were approximately $52.4 million for the first nine months of 2001, $100.3 million in 2000 and $70.7 million in 1999. Operating earnings (losses) associated with these assets were approximately $(9.9) million for the first nine months of 2001, $(8.4) million in 2000 and $2.8 million in 1999.

Corporate Office Reorganization

   On October 15, 2001, the Company announced the closing of its Indianapolis, Indiana corporate office. Corporate functions are scheduled to be transitioned to the Company's new headquarters in Rye, New York and the Company's consumer products division in Muncie, Indiana during the first quarter of 2002.

Results of Operations--Comparing Year to Date 2001 to Year to Date 2000

   The Company reported net sales of $250.1 million for the first nine months of 2001, a 15.7% decrease from net sales of $296.5 million for the same period in 2000. Operating earnings, excluding the loss on thermoforming net assets held for sale, decreased 25.2% from $21.5 million for the first nine months of 2000 to $16.1 million for the first nine months of 2001.

   The metal products segment reported lower sales, but higher operating earnings as price increases and cost management accounted for sustained earnings on lower comparable sales. Sales of consumer products were lower in the first nine months of 2001 compared with the same period a year ago due to unfavorable weather conditions, however, the Company anticipates sales for the fourth quarter of 2001 to be at similar levels to the comparable period a year ago. Due in part to lower anticipated requirements from the U.S. Mint, sales of zinc products in the fourth quarter of 2001 are expected to be below levels for the comparable period a year ago. In July 2001, proposed legislation was introduced to the Committee on Financial Services of the U.S. House of

Representatives which, if passed, could affect the use and demand for the U.S. penny. The proposed legislation calls for, among other things, the rounding of all cash transactions to the nearest nickel. Similar attempts to effectively eliminate or reduce circulation of the penny have been initiated in the past without success.

   The plastic products segment reported lower sales as demand in the Class 8 heavy truck market continues to be well below prior year levels. Sales of material handling products to the automotive industry were also lower than a year ago due to weakness in that sector. Operating earnings for the plastic products segment, while lower than the previous year, reflect the positive effect of profit improvement initiatives implemented in 2000 and 2001, which included realignment and consolidation of personnel and operations. See the "Pending Sale of Triangle, TriEnda and Synergy World Thermoforming Assets" section above.

   Net sales within the metal products segment decreased from $155.6 million for the first nine months of 2000 to $143.8 million for the first nine months of 2001. Sales of consumer products decreased $5.3 million due primarily to unfavorable weather conditions in Canada and the western and northeastern portions of the United States. The decrease was offset somewhat by price increases on home canning and housewares products. Sales of zinc products decreased $6.9 million, due primarily to reduced demand for products to the automotive and construction markets, lower coinage sales volumes and a customer's decision to self-manufacture zinc carbon batteries in Mexico. The average price of zinc ingot decreased 9.6% in the first nine months of 2001 compared to the same period one year ago resulting in lower sales of approximately $0.8 million. The Company passes on fluctuations in zinc ingot prices to those customers who do not purchase their own zinc ingot.

   Net sales within the plastic products segment decreased from $141.7 million for the first nine months of 2000 to $107.0 million for the first nine months of 2001. Sales of industrial thermoformed parts decreased $29.0 million or 27.7%. The severe downturn in the heavy truck market resulted in a decline in sales to this market of approximately 51% or $11.9 million, compared to the first nine months of 2000. Sales of material handling products, primarily to the automotive industry and to the U.S. Postal Service, were off 41% or approximately $14.1 million. Bath product sales also decreased $3.1 million as the manufactured housing market remains depressed. Sales of injection molded products were $5.7 million lower due primarily to continued softness in the precision consumer products market, a decrease in tooling sales, as well as some customers moving production to in-house molding operations.

   Gross margin percentages increased from 24.5% for the first nine months of 2000 to 24.7% for the first nine months of 2001. Gross margin percentages on metal products increased from 31.6% for the first nine months of 2000 to 34.0% for the first nine months of 2001. Price increases for home canning and housewares products as well as lower manufacturing costs for zinc products, offset somewhat by lower overall sales volumes, accounted for the positive effect on gross margin for the metal products segment. Additionally, the gross margin for metal products for the current period reflects a $1.5 million charge for slow moving inventory, while the prior period's gross margin reflects a $1.2 million write-down of inventory relating to the Central European home canning test market. Gross margin percentages on plastic products decreased from 16.7% for the first nine months of 2000 to 12.0% for the first nine months of 2001. Margins on plastic products decreased due to lower sales volumes of thermoformed parts resulting from decreased demand in the heavy truck, material handling and manufactured housing markets. Smaller orders have reduced the length of production runs and, thus, diminished operating efficiencies. Lower sales of injection molded precision consumer products also contributed to the decline in margins.

   Selling, general and administrative expenses decreased from $45.6 million for the first nine months of 2000 to $40.6 million for the first nine months of 2001. Expenses within the metal products segment decreased primarily due to lower costs in connection with sales and marketing, warehousing and shipping. Expenses within the plastic products segment decreased primarily as a result of cost savings related to the realignment and consolidation of the Company's thermoforming operations, which occurred during the latter half of 2000. This decrease was offset somewhat by the inclusion of the expenses of Synergy World since its acquisition date of June 1, 2000. Selling, general and administrative expenses as a percentage of net sales increased from 15.4% for the first nine months of 2000 to 16.2% for the first nine months of 2001. The increase in the percentage resulted primarily from lower sales, offset partially by the cost savings realized due to the realignment and consolidation of the thermoforming operations.

   Goodwill amortization increased slightly for the first nine months of 2001 compared to the same period last year due to the June 2000 acquisition of Synergy World.

   The Company incurred net special charges (credits) and reorganization expenses of $0.2 million for the first nine months of 2001, compared to $0.9 million for the same period one year ago. These amounts are comprised of the following (in millions):

                                                      Nine month period ended
                                                      -----------------------
                                                      September 30, October 1,
                                                          2001         2000
                                                      ------------- ----------
Costs to evaluate strategic options..................     $ 1.4       $ 0.3
Discharge of deferred compensation obligations.......      (4.1)         --
Separation costs for officers........................       2.6          --
Cost to exit facilities..............................       1.3          --
Gain from insurance recovery.........................      (1.0)         --
Reduction of long-term performance-based compensation        --        (1.6)
Litigation charges...................................        --         2.2
                                                          -----       -----
                                                          $ 0.2       $ 0.9
                                                          =====       =====

   Costs incurred by the Company to evaluate its strategic options were $1.4 million for the first nine months of 2001 compared to $0.3 million for the first nine months of 2000.

   During the first and second quarters of 2001, certain participants in the Company's deferred compensation plans agreed to forego balances in those plans in exchange for loans from the Company in the same amounts. The loans, which were completed during the second quarter, bear interest at the applicable federal rate and require the individuals to secure a life insurance policy having the death benefit equivalent to the amount of the loan payable to the Company. The Company has recognized $4.1 million of pre-tax income during 2001 related to the discharge of the deferred compensation obligations.

   Separation costs associated with the management reorganization announced by the Company on September 25, 2001 (see the "Management Reorganization" section above), were approximately $2.6 million.

   In August 2001, the Company announced that it would be consolidating its home canning metal closure production from its Bernardin Ltd. Toronto, Ontario facility into its Muncie, Indiana manufacturing operation. The total cost to exit the Toronto facility of $0.7 million was recorded in the third quarter of 2001 and includes a $0.3 million loss on the sale and disposal of equipment, and $0.4 million of employee severance costs.

   Also in August 2001, the Company announced that it had vacated its former Triangle Plastics facility in Independence, Iowa and integrated personnel and capabilities into its other operating and distribution facilities in the area. The total cost to exit this Iowa facility of $0.6 million was recorded in the third quarter of 2001 and includes $0.4 million in future lease obligations and an additional $0.2 million of costs related to the leased facility.

   During the second quarter of 2001, the Company recorded a pre-tax gain of $1.0 million in connection with an insurance recovery associated with a property casualty.

   During the second quarter of 2000, the Company recorded a pre-tax gain of $1.6 million related to a reduction in long-term performance-based compensation.

   During the third quarter of 2000, the Company reached settlements in two legal disputes incurring $2.2 million in settlement and legal expenses in the aggregate.

   Net interest expense decreased from $9.2 million for the first nine months of 2000 to $8.4 million for the first nine months of 2001. The decrease is due primarily to lower average borrowings outstanding and lower interest rates in the first nine months of 2001 compared to those in the same period one year ago, offset somewhat by debt issuance costs associated with the amendment of the Company's debt agreement. The Company's effective tax rate was 34.0% for the first nine months of 2000 compared to 30.0% for the first nine months of 2001. The current year effective rate is lower than the statutory federal rate as it includes a valuation allowance for tax benefits associated with the loss on the sale of the thermoforming assets that may not be realizable. The effective rate in the prior year reflects the recognition of a tax benefit from exiting the Central European home canning test market.

   Earnings before interest, taxes, depreciation and amortization, excluding the loss on thermoforming net assets held for sale and special charges (credits) and reorganization expenses, were $32.6 million for the first nine months of 2001 as compared to $38.3 million for the same period in 2000.

Results of Operations--Comparing Third Quarter 2001 to Third Quarter 2000

   The Company reported net sales of $90.5 million for the third quarter of 2001, a 6.8% decrease from net sales of $97.1 million in the third quarter of 2000. Operating earnings, excluding the loss on thermoforming net assets held for sale, decreased 50.2% from $4.6 million for the third quarter of 2000 to $2.3 million for the third quarter of 2001.

   The metal products segment reported a similar level of sales, but higher operating earnings during the third quarter of 2001 as compared to the same period in 2000. Sales of consumer products were higher than a year ago due to price increases on home canning and housewares products. The Company anticipates sales of consumer products for the fourth quarter of 2001 to be at similar levels to the comparable period a year ago. Sales of zinc products were lower than the previous year due to reduced shipments to the U.S. Mint and the elimination of sales of zinc battery cans as the customer moved the production of batteries to Mexico. Lower demand for zinc products used in the automotive market also contributed to the decline. The Company anticipates sales of zinc products for the fourth quarter of 2001 to be below levels for the comparable period a year ago due in part to lower anticipated requirements from the U.S. Mint. The increase in operating earnings for the metal products segment for the current quarter compared to the same period last year reflects price increases and aggressive cost management, offset somewhat by lower sales volumes of zinc products as well as costs incurred related to the exit of the Bernardin facility in Toronto.

   The plastic products segment reported lower sales and operating earnings for the quarter. Sales of industrial thermoformed parts were lower in the third quarter of 2001 as the heavy truck market continues to experience depressed conditions and sales of material handling products, particularly to the automotive industry, have been negatively effected by economic conditions. Operating earnings for the plastic products segment, while lower than the previous year, reflect the positive effect of profit improvement initiatives implemented in 2000 and 2001, which included realignment and consolidation of personnel and operations. See the "Pending Sale of Triangle, TriEnda and Synergy World Thermoforming Assets" section above.

   Net sales within the metal products segment were $55.8 million for the third quarter of 2001, remaining approximately the same as net sales for the third quarter of 2000. Sales of consumer products increased $1.4 million due primarily to price increases on home canning and housewares products. Sales of zinc products decreased $1.5 million due primarily to reduced demand for products to the automotive market, lower coinage sales volumes and a customer's decision to self-manufacture zinc carbon batteries in Mexico. The average price of zinc ingot decreased 19.0% in the third quarter of 2001 compared to the same period one year ago resulting in lower sales of approximately $0.4 million. The Company passes on fluctuations in zinc ingot prices to those customers who do not purchase their own zinc ingot.

   Net sales within the plastic products segment decreased from $41.4 million for the third quarter of 2000 to $34.8 million for the third quarter of 2001. Sales of industrial thermoformed parts decreased $7.3 million or 24.0%. The severe downturn in the heavy truck market resulted in a decline in sales to this market of approximately 38% or $2.3 million, compared to the third quarter of 2000. Sales of material handling products, primarily to the automotive industry and to the U.S. Postal Service, were off 44% or approximately $4.6 million. Bath product sales also decreased $0.6 million as the manufactured housing market remains depressed. Sales of injection molded products increased by $0.7 million due primarily to an increase in tooling sales, as well as increased sales of healthcare products.

   Gross margin percentages increased from 23.8% for the third quarter of 2000 to 24.5% for the third quarter of 2001. Gross margin percentages on metal products increased from 32.3% for the third quarter of 2000 to 35.4% for the third quarter of 2001. Margins increased primarily due to price increases for home canning and housewares products offset somewhat by lower overall sales volumes of zinc products. Additionally, the gross margin percentage for metal products for the current period reflects a $1.5 million charge for slow moving inventory, while the prior period's gross margin reflects a $1.2 million write-down of inventory relating to the Central European home canning test market. Gross margin percentages on plastic products decreased from 12.5% in the third quarter of 2000 to 6.9% in the third quarter of 2001. Lower sales volumes of industrial thermoformed parts associated with the decreased demand in the heavy truck, material handling and manufactured housing markets resulted in the lower margins. Smaller orders have reduced the length of production runs and, thus, diminished operating efficiencies.

   Selling, general and administrative expenses decreased from $14.7 million for the third quarter of 2000 to $14.4 million for the third quarter of 2001. Expenses within the metal products segment for the current quarter remained approximately the same when compared to the same period one year ago. Expenses within the plastic products segment decreased due in part to cost savings related to the realignment and consolidation of the Company's thermoforming operations, which occurred during the latter half of 2000. The inclusion of certain expenses related to that realignment and consolidation in the prior year quarter also contributed to the decrease. Selling, general and administrative expenses as a percentage of net sales increased from 15.1% for the third quarter of 2000 to 15.9% for the third quarter of 2001. The increase in the percentage resulted primarily from lower sales, offset somewhat by the cost savings realized due to the realignment and consolidation of the thermoforming operations and the inclusion in the prior year quarter of certain expenses related to that action.

   Goodwill amortization remained approximately the same for the third quarter of 2001 compared to the same period last year.

   The Company incurred net special charges (credits) and reorganization expenses of $3.9 million for the third quarter of 2001, compared to $2.2 million for the same period one year ago. These amounts are comprised of the following (in millions):

                                                      Three month period ended
                                                      ------------------------
                                                      September 30, October 1,
                                                          2001         2000
                                                      ------------- ----------
  Separation costs for officers......................     $2.6         $ --
  Cost to exit facilities............................      1.3           --
  Litigation charges.................................       --          2.2
                                                          ----         ----
                                                          $3.9         $2.2
                                                          ====         ====

   Separation costs associated with the management reorganization announced by the Company on September 25, 2001 (see the "Management Reorganization" section above), were approximately $2.6 million.

   In August 2001, the Company announced that it would be consolidating its home canning metal closure production from its Bernardin Ltd. Toronto, Ontario facility into its Muncie, Indiana manufacturing operation.

The total cost to exit the Toronto facility of $0.7 million was recorded in the third quarter of 2001 and includes a $0.3 million loss on the sale and disposal of equipment, and $0.4 million of employee severance costs.

   Also in August 2001, the Company announced that it had vacated its former Triangle Plastics facility in Independence, Iowa and integrated personnel and capabilities into its other operating and distribution facilities in the area. The total cost to exit this Iowa facility of $0.6 million was recorded in the third quarter of 2001 and includes $0.4 million in future lease obligations and an additional $0.2 million of costs related to the leased facility.

   During the third quarter of 2000, the Company reached settlements in two legal disputes incurring $2.2 million in settlement and legal expenses in the aggregate.

   Net interest expense decreased from $3.0 million for the third quarter of 2000 to $2.2 million for the third quarter of 2001. The decrease is due primarily to lower average borrowings outstanding and lower interest rates in the third quarter of 2001 compared to those in the same period one year ago. The Company's effective tax rate for the third quarter of 2001 was 30.5%. The rate is lower than the statutory federal rate as it includes a valuation allowance for tax benefits associated with the loss on the sale of the thermoforming assets that may not be realizable. The Company did not record a provision for income taxes in the third quarter of 2000 as the Company adjusted its year-to-date tax provision in that quarter to reflect the recognition of a tax benefit for the losses incurred in the Central European home canning test market.

   Earnings before interest, taxes, depreciation and amortization, excluding the loss on thermoforming net assets held for sale and special charges (credits) and reorganization expenses, were $11.6 million for the third quarter of 2001 as compared to $12.3 million for the same period in 2000.

Financial Condition, Liquidity and Capital Resources

   In February 2001, the Company entered into an agreement with its lenders to amend certain provisions of its term loan and revolving credit facility and waive violations of its minimum fixed charge ratio and maximum leverage ratio at December 31, 2000. The amendment reduced the revolving credit facility from $100 million to $50 million, provides for the Company's accounts receivable and inventory to be pledged as collateral, and modified certain financial covenants.

   In November 2001, the Company entered into an agreement with its lenders to amend certain provisions of its term loan and revolving credit facilities and to waive violations of its minimum net worth, minimum fixed charge ratio and maximum leverage ratio which resulted primarily from the loss on thermoforming net assets held for sale. The amendment reduced the revolving credit facility from $50 million to $40 million, shortened the facility termination date by one year, accelerated the required principal payments to conform with the shortened term of the facility, requires that the proceeds from the sale of the thermoforming assets be used to prepay term debt and modified certain financial covenants.

   Working capital (excluding the current portion of long-term debt and notes payable, and excluding for the current period the effects of the classification of net assets held for sale as described in the "Pending Sale of Triangle, TriEnda and Synergy World Thermoforming Assets" section above) decreased $20.8 million from $65.0 million at December 31, 2000 to $44.1 million at September 30, 2001. Accounts payable increased $5.4 million due primarily to an increased focus on cash flow and the timing of payments. Accounts receivable increased $3.5 million due to the seasonal sales of consumer products. Inventories decreased $14.3 million due primarily to an increased focus on inventory management and due to seasonal consumer product activity. Cash and cash equivalents increased $3.5 million, while short-term borrowings decreased $16.0 million.

   Capital expenditures were $8.3 million for the first nine months of 2001 compared to $10.8 million for the same period in 2000 and are largely related to maintaining facilities and improving manufacturing efficiencies.

Capital expenditures during the first nine months of 2001 related to, among other items, injection molding machines, a co-extrusion line for the production of plastic sheet used in thermoforming operations and the repair and replacement of portions of a building and equipment damaged in a weather-related roof collapse.

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

Stock Plans

   Effective September 24, 2001, the Company established the 2001 Stock Option Plan for the purpose of granting options for the purchase of common shares to the Company's executive officers and independent directors. Options vest to, and are exercisable by, participants on the earlier of 1) the Company's closing stock price equals or exceeds $17 per share or 2) the seventh anniversary of the grant date. During September, 570,000 options were granted to participants under this new plan. The Plan and all options granted are contingent on ratification of the Plan by the Company's shareholders on or before September 23, 2002.

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

   In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets, but does not anticipate a material impact on its results of operations or financial position.

   In June 2001, the FASB issued Statement of Financial Accounting Standard No. 143 (SFAS 143), Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS 143 is effective for the Company beginning with the first quarter of 2003, and its adoption is not expected to have a material impact on the Company's results of operations or financial position.

   In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. This standard supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. The new standard also supersedes the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. SFAS 144 is effective for the Company beginning with the first quarter of 2002, and its adoption it is not expected to have a material impact on the Company's results of operations or financial position.

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

   Changes in LIBOR interest rates would affect the earnings of the Company either positively or negatively depending on the changes in short-term interest rates. Assuming that LIBOR rates increased 100 basis points over period end rates on the outstanding term and revolver debt, the Company's interest expense, after considering the effects of its interest rate swap, would have increased by approximately $430,000 and $485,000 for the nine month periods ended September 30, 2001 and October 1, 2000, respectively. The amount was determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost, short-term investment rates, interest rate swap and estimated cash flow. Actual changes in rates may differ from the assumptions used in computing this exposure.

   The Company does not invest or trade in any derivative financial or commodity instruments, nor does it invest in any foreign financial instruments.

                          PART II. OTHER INFORMATION

Item 4. Submission of matters to a vote of security holders

   The Company held its Annual Meeting of Shareholders on July 27, 2001.
Matters voted upon by proxy were the election of three directors for three-year terms expiring in 2004 and the ratification of the appointment of Ernst & Young LLP as independent accountants for 2001. The results of the vote are as follows:

                                                            Voted For Voted Against Withheld/Abstained
                                                            --------- ------------- ------------------
Election of directors for terms expiring in 2004:
   Ian G. H. Ashken........................................ 4,820,869        --          137,112
   Richard L. Molen........................................ 4,812,490        --          145,491
   Lynda W. Popwell........................................ 4,813,088        --          144,893
Appointment of Ernst & Young LLP as independent accountants
  for 2001................................................. 4,929,333    24,632            4,016

Item 6. Exhibits and Reports on Form 8-K

   a. Exhibits

10.1 Separation Agreement between Jerry T. McDowell and Alltrista Corporation, dated September 19,
     2001.

10.2 Separation Agreement between Garnet E. King and Alltrista Corporation, dated September 19,
     2001.

10.3 Separation Agreement between A. Bruce Buchholz and Alltrista Corporation, dated September 14,
     2001.

10.4 Separation Agreement between Kevin D. Bower and Alltrista Corporation, dated September 25,
     2001.

10.5 Separation Agreement between Thomas B. Clark and Alltrista Corporation, dated October 5,
     2001.

10.6 Alltrista Corporation 2001 Stock Option Plan, effective September 24, 2001.

10.7 Asset Purchase Agreement by and between Alltrista Plastics Corporation, TriEnda Corporation,
     Quoin Corporation, Alltrista Corporation and Wilbert, Inc., dated October 15, 2001.

   b. Reports on Form 8-K
   In a Form 8-K (Commission File Number 0-21052) filed August 21, 2001, the Company announced that effective July 19, 2001 it had amended its existing Stockholder Rights Plan to increase from 10 percent to 15 percent the common stock ownership threshold at which any person or group becomes an "acquiring person" and triggers certain provisions under the Rights Plan. As revised, if a person or group becomes the beneficial owner of 15 percent or more of the outstanding shares of Alltrista common stock, subject to certain exceptions, holders of rights (other than the acquiring person) would have the right to purchase Alltrista common stock at a 50 percent discount.
   In a Form 8-K (Commission File Number 0-21052) filed September 28, 2001, the Company filed a press release dated September 25, 2001 announcing the departure from the Company of Thomas B. Clark, the Company's Chairman, President and Chief Executive Officer, and Kevin D. Bower, the Company's Senior Vice

President and Chief Financial Officer. The Company's Board of Directors also recognized the contributions and efforts of Mr. Clark and Mr. Bower and announced the appointment of Martin E. Franklin as Chairman and Chief Executive Officer and Ian G.H. Ashken as Vice Chairman, Chief Financial Officer and Secretary.
   In a Form 8-K (Commission File Number 0-21052) filed October 17, 2001, the Company filed two press releases dated October 15, 2001. The Company's first release announced that it has signed a definitive agreement with Wilbert, Inc. to sell its Triangle, TriEnda and Synergy World plastic thermoforming businesses. The Company's second release announced the Company's decision to close its Indianapolis headquarters, the Company's intent to renegotiate its current financing arrangements, the Company's withdrawal of its previously announced earnings guidance for 2001 and the Company's termination of its agreement with Bear Stearns & Co., Inc. to pursue a review of the Company's strategic options.