Form 10-Q/A
period 2001-09-30
ALLTRISTA CORP
filed 2001-11-15
CIK 895655

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               -----------------

                                  FORM 10-Q/A

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

   We are filing this Amendment No. 1 to our Form 10-Q due to the omission of the signature page on the original filing, which was filed on November 14, 2001.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ALLTRISTA CORPORATION
                                          (Registrant)

                                          By: /S/ IAN G.H. ASHKEN
                                          _____________________________________
                                          Ian G.H. Ashken
                                          Vice Chairman, Chief Financial
                                            Officer and
                                          Company Secretary

Date: November 12, 2001