Form 10-K
period 2001-12-31
ALLTRISTA CORP
filed 2002-03-27
CIK 895655

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2001


 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from     to


                              ALLTRISTA CORPORATION


           DELAWARE               0-21052                  35-1828377
  State of Incorporation  Commission File Number   IRS Identification Number

                      555 THEODORE FREMD AVENUE, SUITE B302
                               RYE, NEW YORK 10580

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (914) 967-9400

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:



      TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
------------------------------   ------------------------------------------
Common Stock, $.01 par value     New York Stock Exchange


          Securities Registered Pursuant to Section 12(g) of the Act:
                                     None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [X] YES    [ ] NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 25, 2002, the aggregate market value of voting common stock held by non-affiliates of the registrant was $162.5 million based upon the closing market price on such date as reported on the New York Stock Exchange.

     All (i) executive officers and directors of the registrant and (ii) all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant's common stock who hold 10% or more of the registrant's outstanding common stock, have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

     There were 6,936,244 shares outstanding of the registrant's common stock, par value $.01 per share, as of March 3, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2002 annual meeting of the Company's stockholders.

================================================================================

                             ALLTRISTA CORPORATION
                              INDEX TO FORM 10-K

                                                                                      PAGE
                                                                                     -----
PART I
 Item 1.  Business ................................................................... 1
 Item 2.  Properties ................................................................. 6
 Item 3.  Legal Proceedings .......................................................... 7
 Item 4.  Submission of Matters to a Vote of Security Holders ........................ 7
          Executive Officers of the Company .......................................... 8
PART II
 Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters ....... 9
 Item 6.  Selected Financial Data .................................................... 9
 Item 7.  Management's Discussion and Analysis of Financial Condition and Results
          of Operations .............................................................. 10
 Item 7a. Quantitative and Qualitative Disclosures About Market Risk ................. 17
 Item 8.  Financial Statements and Supplementary Data ................................ 17
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure ....................................................... 41
PART III
 Item 10. Directors and Executive Officers of the Registrant ......................... 41
 Item 11. Executive Compensation ..................................................... 41
 Item 12. Security Ownership of Certain Beneficial Owners and Management ............. 41
 Item 13. Certain Relationships and Related Transactions ............................. 41
PART IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ........... 41
Signatures .........................................................................   46
Financial Statement Schedule .......................................................   47
Index to Exhibits ..................................................................   48

                                    PART I

ITEM 1. BUSINESS

     Alltrista Corporation (the "Company") was incorporated in the State of Indiana in 1991 and reincorporated in the State of Delaware in December 2001. We operate two distinct business segments, Consumer Products and Materials Based Group. Consumer Products is the leading provider of home canning products in North America primarily under the Ball (Registered Trademark) , Kerr (Registered Trademark) and Bernardin (Registered Trademark) brands. The Materials Based Group consists of manufacturing operations in injection molded plastics and industrial plastics and is the country's largest producer of zinc strip and fabricated products, including coin blanks for U.S. and foreign mints. In addition to the information included below in this Item 1, see Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 8, Note 1 (Significant Accounting Policies) and Note 4 (Business Segment Information) for financial and other information concerning the Company's operations.

     During 2001, we repositioned our growth strategy to focus on consumer products. Our Consumer Products segment markets and distributes a broad line of home food preservation and preparation products that includes recognized brand name home canning jars, jar closures and related food products (including fruit pectin, Fruit-Fresh (Registered Trademark) brand fruit protector, pickle mixes and tomato mixes).

     Our materials based group is comprised of three businesses: zinc strip products, injection molded plastics, and industrial plastics. Our zinc strip business is the sole source supplier of copper plated zinc penny blanks to both the United States Mint and the Royal Canadian Mint and is currently exploring opportunities with several other countries. In addition, we manufacture a line of industrial zinc items used in the plumbing, automotive, electrical component and European architectural markets, and the Lifejacket (Registered Trademark) anti-corrosion system. Unimark, our plastic injection molding business, manufactures precision custom components for major companies in the healthcare and consumer products industries including CIBA Vision Corporation, Johnson & Johnson, Meridian Diagnostics, Inc., The Scotts Company and Winchester Ammunition. Through our industrial plastic operations, we also manufacture and sell thermoformed plastic door liners and evaporator trays for refrigerators, primarily for Whirlpool Corporation, with whom we have enjoyed a business relationship for over 25 years.

     On December 18, 2001, at a special meeting of stockholders, our stockholders approved a proposal to reincorporate the Company in the State of Delaware. In order to reincorporate as a Delaware corporation, the Company organized a Delaware corporation as one of its subsidiaries. Effective December 19, 2001, the Company merged with the new Delaware subsidiary, and the Delaware corporation was the corporation that survived the merger. The surviving corporation (i.e., the Company) was renamed "Alltrista Corporation", the same name of the Company prior to the merger. In addition, the Company succeeded to the rights, properties and assets and assumed the liabilities held by the Company prior to the merger, and the financial statements of the Company are substantially identical to its financial statements prior to the merger, the only difference being those appropriate to reflect the Company's new corporate identity and common stock's par value of $0.01 per share. The business and management of the Company after the merger remain the same as those of the Company before the merger. However, since the merger, we are subject to the corporate laws of the State of Delaware and are no longer subject to the corporate laws of the State of Indiana.

     On September 24, 2001, we appointed Martin E. Franklin as Chairman and Chief Executive Officer and Ian G.H. Ashken as Vice Chairman, Chief Financial Officer and Secretary. On October 15, 2001, the Company announced the closing of its Indianapolis, Indiana corporate office. Corporate functions are now performed at the Company's new headquarters in Rye, New York and the Company's Consumer Products location in Muncie, Indiana.


CONSUMER PRODUCTS

     Alltrista manufactures, markets and distributes a line of home food preservation products to serve value, mid-tier and premium oriented customers, which products include home canning jars, jar closures, home canning tools and other accessories. These products are marketed under the well-known Ball (Registered Trademark) ,

Kerr (Registered Trademark) , Golden Harvest (Registered Trademark) and Bernardin (Registered Trademark) brand names. We also market and distribute related food products, including fruit pectin, Fruit-Fresh (Registered Trademark) brand fruit protector, pickle mixes, tomato mixes and all-in-one canning kits, including a jam pectin kit and jelly and salsa kits. In addition, we market a line of housewares under the Golden Harvest (Registered Trademark) brand, including tumblers, beverage tappers and other glassware.

Customers

     Our customers are a diverse group of 1,800 wholesalers and retailers in the United States and Canada. Our principal customers include grocery stores, mass merchants, and hardware stores. We have been Wal-Mart's category manager for the home canning segment since 1998. In this role, we are responsible for the home canning section within the store, including inventory management, the introduction of new items, and the creation of various reports to track inventory, sales, and margins.

Sales and Marketing

     Our consumer products sales are made in the United States and Canada through food brokers and manufacturer representative organizations as well as through our internal sales force and house accounts. We employ regional sales managers located in key geographic areas who oversee the sales and retail activities of food brokerage firms and independent manufacturer representatives.

Distribution and Fulfillment

     We utilize independent warehouses located in various regions of the United States and Canada to distribute our products. The largest of these warehouses is located in Muncie, Indiana and is operated by an outsourced provider, which utilizes highly automated packaging equipment allowing us to maintain our efficient and effective logistics and freight management processes. We also work with an outsourced provider for the delivery of our products in order to ensure that as many shipments as possible are processed as full truckloads, saving significant freight costs.

Manufacturing

     We manufacture the metal closures for our home canning jars at our Muncie, Indiana facility. Lithographed tin plated steel sheet is cut and formed to produce the lids and bands. Liquid plastisol, which we formulate, is applied to lids, forming an airtight seal, which is necessary for safe and effective home canning. Finished products are packaged for integration with glass jars or sold in multi-packs as replacement lids.

Intellectual Property

     Management believes that none of our active trademarks or patents is essential to the successful operation of our business as a whole. However, one or more trademarks or patents may be material in relation to individual products or product lines such as our property rights to use the Kerr (Registered Trademark) , Ball (Registered Trademark) , Fruit-Fresh (Registered Trademark) and Bernardin (Registered Trademark) brand names. In addition, we have developed a proprietary two-piece closure system incorporating a plastisol sealant that differentiates our jar lids from our competitors' lids. See below, "Patents and Trademarks."

Raw Materials

     Most of our glass canning jars are supplied under an agreement with Anchor Glass Container Corporation. Such glass materials are also available from a variety of other sources at competitive prices. The tin plate raw material used in the manufacture of our home canning jar lids and closures is supplied by multiple vendors and is currently available from a variety of sources at competitive prices. Historically, the raw materials and components that are necessary for the manufacture of our products have been available in the quantities that we require.


MATERIALS BASED GROUP

     Our materials based group is currently comprised of three businesses: zinc products, injection molded plastics, and industrial plastics.

     Effective November 26, 2001, we sold our underperforming thermoformed plastics operations consisting of the assets of our Triangle, TriEnda and Synergy World divisions (the "TPD Assets") to Wilbert, Inc. for $21.0 million in cash, a $1.9 million noninterest-bearing one-year note, and the assumption of certain identified liabilities. We recorded a pre-tax loss of $121.1 million in 2001 related to the sale.

     Effective November 1, 2001, we sold our majority interest in Microlin, LLC, a developer of proprietary battery and fluid delivery technology, for $1,000 in cash plus contingent consideration based upon future performance through December 31, 2012 and the cancellation of future funding requirements. We recorded a pre-tax loss of $1.4 million in 2001 related to the sale.

     Effective May 24, 1999, we sold our plastic packaging product line, which produced coextruded, high-barrier plastic sheet and containers for the food processing industry.

     Effective September 28, 1998, we sold the x-ray inspection equipment production line of LumenX, ending our involvement in the capital goods market.

     Effective September 30, 1997, we sold the machine vision inspection equipment product line of LumenX.

ZINC

     We believe our zinc strip business is the largest zinc splitting operation in the United States. We are the sole source supplier of copper plated zinc penny blanks to both the United States Mint and the Royal Canadian Mint and are currently exploring opportunities with several other countries. In addition, we manufacture a line of industrial zinc items used in the plumbing, automotive, electrical component and European architectural markets, and the Lifejacket (Registered Trademark) anti-corrosion system. Our anticorrosion zinc Lifejacket (Registered Trademark) is gaining recognition as a cost-effective solution to arrest the corrosion of the reinforcement steel within poured concrete structures.

     We are affected by fluctuations in penny blank requirements of the United States Department of the Treasury and the Federal Reserve System. Although the future use of the penny as legal tender has been debated in recent years, management believes that the zinc penny will remain an important part of the currency system for the foreseeable future.

 Sales and Marketing

     Our sales and marketing staff consists of individuals with considerable technical background in the field of metallurgy. These individuals focus on leveraging our core capabilities in zinc metallurgy and electrochemistry to exploit new market opportunities. The sales and marketing staff works closely with our engineering and technical services group to deliver products to the customer. We maintain a website which contains technical information regarding the advantageous physical properties of zinc versus other metals.

 Manufacturing

     In our Greeneville, Tennessee facility, we manufacture alloys of zinc strip and fabricated zinc products in a number of configurations for our customers. We have five lines used to slit the coils into widths specific by customers. Many customers require less than the full master coil diameters, so the large coils are broken down into the requested diameters at the time they are slit. We also produce coin blanks stamped from slit coils using one of five high-speed presses. The stamped blanks are then rimmed and put into one of three electroplating lines where the copper coating is applied.

 Raw Materials

     We purchase special high-grade zinc ingot and a variety of metals, including copper, lead, titanium, magnesium, manganese and other alloys, to produce the zinc alloys we use in our various applications. These alloys have been developed by our technical staff to meet the specific physical and chemical characteristics of the finished product applications. We purchase zinc ingot based on market prices quoted on the London Metals Exchange (month-end average price) from a variety of suppliers. Certain customers, including the United States Mint, provide their own purchased zinc that is utilized to manufacture product at a toll conversion price. We purchase copper for both alloying and plating purposes based on market prices quoted on the New York Commodities and Metals Exchange. As with zinc ingot, the United States Mint supplies the required copper for one-cent coin blanks. We also purchase a variety of chemicals for production and waste treatment, primarily for use in copper plating. Prices for chemicals are negotiated with suppliers based on market supply and demand conditions and volume purchase levels.

UNIMARK-INJECTION MOLDED PLASTICS

     We manufacture precision custom injection molded components for major companies in the healthcare and consumer products industries. We also own Yorker (Registered Trademark) Closures, a proprietary product line of plastic closures. Products for the healthcare industry include items such as intravenous harness components and surgical devices. Products for manufacturers of consumer goods primarily include packaging and sport shooting ammunition components.


 Customers

     The three major customers of our injection molded plastics business represented approximately 58% of the Company's 2001 injection molded plastics sales. We supply shotgun shell components to Winchester Ammunition, healthcare products (contact lens cases) to CIBA Vision Corporation, Ethicon, Inc., Johnson & Johnson, CB Fleet Company, Inc., and Meridian Diagnostics, Inc. and consumer products for The Scotts Company, among others.

 Sales and Marketing

     We concentrate our marketing efforts in those markets that require high levels of precision, quality, and engineering expertise. There is potential for continued growth in all product lines, especially in the healthcare market, where our quality, service and "clean room" molding operations are critical competitive factors.

 Manufacturing

     We manufacture at three facilities located in Greenville, South Carolina; Reedsville, Pennsylvania; and Springfield, Missouri. The injection-molding process involves converting plastic resin pellets to a fluid state through elevated temperature and pressure, at which point the resin is injected into a mold where it is then formed into a finished part. Molded parts are usually small, intricate components that are produced using multi-cavity tooling. Post-molding operations employ robotics and automation for assembly and packaging.

 Raw Materials

     We purchase resin from regular commercial sources of supply and, in most cases, multiple sources. The supply and demand for plastic resins are subject to cyclical and other market factors.

 Competition

     The market for injection molded plastics is highly competitive. We concentrate our marketing efforts in those markets that require high levels of precision, quality, engineering expertise and cleanliness. We have differentiated ourselves from our competitors by developing long-lasting relationships with a number of specialty tooling manufacturers and by possessing strong design capabilities. We believe that the quality and cleanliness of our facilities provides another competitive advantage for us. As a result, we believe that we will continue to capture new injection molding programs as they come to market, as well as benefit from continued outsourcing trends among original equipment manufacturers.


INDUSTRIAL PLASTICS

     Our industrial plastics business manufactures thermoformed white goods for a variety of customers in our Fort Smith, Arkansas facility. We also manufacture and sell extruded plastic sheet and roll stock products in smooth, textured and laminated finishes for a variety of customers. We produce plastic tables for original equipment manufacturers in our Fort Smith plant and have a proprietary line of tables selling under the Vision (Trade Mark) brand that are primarily sold to the hospitality and institutional markets.

 Customers

     We manufacture refrigerator inner door liners and evaporator trays for Whirlpool, the largest customer of our industrial plastics business, which whom we have enjoyed a business relationship for over 25 years. In addition, we supply the after-market inner door liner service parts for Whirlpool. We also manufacture products for other white goods manufacturers, including Diversified Refrigeration, Inc., a supplier to General Electric and McCall Refrigeration.

 Sales and Marketing

     Our sales and marketing focuses on establishing and building relationships with major customers in our market. Our experienced sales and marketing teams, which include members of senior management, emphasize to the customer our total capabilities. Marketing, product design and manufacturing personnel interface with multiple contacts within the customer organization from the initiation of a new program through production.

 Manufacturing

     Our products are produced through a thermoforming process. Thermoforming is an operation in which plastic sheet is converted into a formed product through single- or twin-sheet vacuum or pressure formed in conjunction with the application of heat. After the product is formed, the process of removing the excess material, or trimming, is generally performed by automated equipment programmed to execute the appropriate steps to produce the finished part to the customer's specifications. We have the capability to provide value-added services such as assembling components into finished parts, performing various finishing operations, or attaching hardware or other items to a thermoformed part.

 Raw Materials

     We purchase resin directly for use in the manufacture of extruded sheet and also purchase plastic sheet from third-party suppliers in those instances where we are unable to provide for our needs internally. These raw materials are obtained from regular commercial sources of supply and, in most cases, multiple sources. The supply and demand for plastic resins are subject to cyclical and other market factors. Under our agreement with Whirlpool, we purchase resin used in the production of Whirlpool products under a supply contract that Whirlpool negotiates with resin suppliers. This agreement provides us protection from price fluctuations in materials for Whirlpool products, while we can usually pass through any changes in material pricing to its other customers.

PATENTS AND TRADEMARKS

     The Company believes that none of its active patents or trademarks is essential to the successful operation of its business as a whole. However, one or more patents or trademarks may be material in relation to individual products or product lines such as property rights to use the Kerr (Registered Trademark) brand, Ball (Registered Trademark) brand, and Fruit-Fresh (Registered Trademark) brand names, and the Bernardin (Registered Trademark) trade name in connection with certain goods to be sold, including home food preservation supplies, kitchen housewares and packaged foods for human consumption. Pursuant to the terms of the 1993 distribution agreement with Ball Corporation, we were granted a license to use the Ball (Registered Trademark) brand name for our consumer products. In the event of a change of control of the Company which has not received the approval of a majority of the board of directors or causes us to be controlled or majority owned by a competitor of Ball, Ball has the option to terminate our license to use the Ball (Registered Trademark) brand name. Pursuant to the terms of an agreement with Kerr Group, Inc., we have a perpetual exclusive, worldwide license to use the Kerr (Registered Trademark) brand name in our consumer products division. However, in the event of a change of control of the Company which has not received the approval of a majority of the board of directors of the Company, Kerr has the option to terminate our license to use the Kerr (Registered Trademark) brand name.

GOVERNMENT CONTRACTS

     The Company enters into contracts with the United States Government which contain termination provisions customary for government contracts. See "Zinc Products" under the Materials Based Group Segment discussion above. The United States Government retains the right to terminate such contracts at its convenience. However, if the contract is terminated, the Company is entitled to be reimbursed for allowable costs and profits to the date of termination relating to authorized work performed to such date. The United States Government contracts are also subject to reduction or modification in the event of changes in government requirements or budgetary constraints. Since entering into a contract with the Company in 1981, the United States Government has not terminated the penny blank supply arrangement.

BACKLOG

     The Company typically sells under supply contracts for minimum (generally exceeded) or indeterminate quantities and, accordingly, is unable to furnish backlog information.

RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred in connection with the Company's internal programs for the development of products and processes and have not been material in recent years.

ENVIRONMENTAL MATTERS

     Our operations are subject to federal, state and local environmental and health and safety laws and regulations, including those that impose workplace standards and regulate the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of materials and substances including solid and hazardous wastes. We believe that we are in material compliance with such laws and regulations. Further, the cost of maintaining compliance has not, and we believe, in the future, will not, have a material adverse effect on our business, results of operations or financial condition. Due to the nature of our operations and the frequently changing nature of environmental compliance standards and technology, we cannot predict with any certainty that future material capital or operating expenditures will not be required in order to comply with applicable environmental laws and regulations.

     In addition to operational standards, environmental laws also impose obligations on various entities to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination. We have attempted to limit our exposure to such liabilities through contractual indemnities and other mechanisms. We do not believe that any of our existing remediation obligations, including at third-party sites where we have been named a potentially responsible party, will have a material adverse effect upon our business, results of operations or financial condition.

EMPLOYEES

     As of December 31, 2001, the Company employed approximately 800 people. Approximately 215 union workers are covered by two collective bargaining agreements at the Company's zinc products and consumer products manufacturing facilities. These agreements expire at the consumer products facility (Muncie, Indiana) on October 15, 2006, and at the zinc products facility (Greeneville, Tennessee) on October 4, 2003.

     The Company has not experienced a work stoppage during the past five years. Management believes that its relationships with the Company's employees and collective bargaining unions are satisfactory.

ITEM 2. PROPERTIES

     The Company's properties are well maintained, considered adequate and being utilized for their intended purposes. Information regarding the approximate size of principal manufacturing, warehousing and office facilities is provided below.

                                                                                  APPROXIMATE
LOCATION                             TYPE OF USE             BUSINESS SEGMENT     SQUARE FEET   OWNED/LEASED
--------                             -----------             ----------------     ------------  ------------
Fort Smith, Arkansas          Manufacturing/Warehousing  Materials Based Group       140,000           Owned
Greeneville, Tennessee        Manufacturing/Warehousing  Materials Based Group       320,000           Owned
Greenville, South Carolina    Manufacturing/Warehousing  Materials Based Group        48,000           Owned
Muncie, Indiana               Manufacturing/Warehousing    Consumer Products         173,000           Owned
Reedsville, Pennsylvania      Manufacturing/Warehousing  Materials Based Group        73,000           Owned
Rye, New York                     Corporate offices                --                  3,000          Leased
Springfield, Missouri         Manufacturing/Warehousing  Materials Based Group        43,000           Owned
Toronto, Canada                      Warehousing           Consumer Products          48,000          Leased

     In 2001, the Company consolidated its home canning metal closure production from its Toronto, Canada facility into its Muncie, Indiana facility. The Toronto facility is still being used for warehousing and its lease expires in July 2004.

     In 1999, the Company's industrial plastics business ceased operations in El Dorado, Arkansas. The Company is currently subleasing a portion of the El Dorado, Arkansas facility where the lease expires in May 2004.

     On October 15, 2001 the Company announced the closing of its Indianapolis corporate office. Corporate functions are now being performed out of the Company's new headquarters in Rye, New York and the Company's Consumer Products location in Muncie, Indiana. The Company is currently seeking a sublessor for the site of its previous 9,000 square feet headquarters located in Indianapolis, Indiana, for which the annual lease payment is approximately $160,000.

ITEM 3. LEGAL PROCEEDINGS

     We are involved in various legal disputes and environmental matters in the ordinary course of business. In addition, the Environmental Protection Agency has designated the Company as a potentially responsible party, along with numerous other companies, for the clean up of several hazardous waste sites. Based on currently available information, the Company does not believe that the disposition of any of the legal disputes or environmental matters the Company is currently involved in will have a material, adverse effect upon the financial condition, results of operations, cash flows or competitive position of the Company. It is possible, that as additional information becomes available, the impact on the Company of an adverse determination could have a different effect.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Listed below are the matters voted upon by proxy and the respective voting results associated with a special meeting of stockholders held on December 18, 2001:

                                                                                           WITHHELD/ABSTAINED/
                                                           VOTED FOR     VOTED AGAINST      BROKER NON-VOTES
                                                          -----------   ---------------   --------------------
Proposal to approve the reincorporation of the
 Corporation in the State of Delaware .................   4,046,426     1,258,262                  1,545

Proposal to increase the number of shares of
 Common Stock authorized for issuance .................   4,109,852     1,955,308                  2,181

Proposal to include a provision eliminating
 directors liability other than as required under
 Delaware law in the certificate of
 incorporation of the new Delaware
 corporation. .........................................   3,344,362     1,382,455                579,416

Proposal to amend the Corporation's 1998
 Long-Term Equity Incentive Plan to increase
 the number of shares of Common Stock that
 may be issued thereunder by 350,000 shares
 and to eliminate the annual automatic share
 increase currently provided for in the Plan. .........   3,832,987     1,305,601                167,645

Proposal to approve the Corporation's 2001
 Stock Option Plan. ...................................   3,863,823     1,432,212                 10,198

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are as follows:

     Martin E. Franklin is our Chairman and Chief Executive Officer. Mr. Franklin was appointed to our board of directors on June 25, 2001 and became Chairman and Chief Executive Officer effective September 24, 2001. Mr. Franklin is also a managing member of Marlin Management, L.L.C., the general partner of Marlin Partners II, L.P. He also has been the Chairman and Chief Executive Officer of the general partner of Marlin Capital, L.P., a private investment partnership, and its affiliates since October 1996. Mr. Franklin was the Chairman of the Board of Directors of Bolle Inc. from February 1997 until February 2000. Mr. Franklin previously held positions as Chairman and Chief Executive Officer of Lumen Technologies, Inc. (formerly BEC Group, Inc.) from May 1996 to December 1998, and Benson Eyecare Corporation from October 1992 to May 1996. Since January 1, 2002, Mr. Franklin has served as the Chairman of the Board of Directors of Find/SVP, Inc., a Nasdaq OTC Bulletin Board company.

     Ian G.H. Ashken is our Vice Chairman, Chief Financial Officer and Secretary. Mr. Ashken was appointed to our board of directors on June 25, 2001 and became Vice Chairman, Chief Financial Officer and Secretary effective September 24, 2001. Mr. Ashken is also a managing member of Marlin Management, L.L.C., the general partner of Marlin Partners II, L.P. He also has been the Vice Chairman and Executive Vice President of the general partner of Marlin Capital, L.P., a private investment partnership, and its affiliates since October 1996. Mr. Ashken was the Vice Chairman of the Board of Directors of Bolle, Inc. from December 1998 until February 2000; from February 1997 until his appointment as Vice Chairman, Mr. Ashken was the Chief Financial Officer and a director of Bolle. Mr. Ashken previously held positions as Chief Financial Officer and a director of Lumen Technologies, Inc. (formerly BEC Group, Inc.) from May 1996 to December 1998 and Benson Eyecare Corporation from October 1992 to May 1996.

     J. David Tolbert is our Vice President, Human Resources and Administration. From April 1997 to October 1998, Mr. Tolbert served as our Vice President, Human Resources and Corporate Risk. From October 1993 to April 1997, Mr. Tolbert served as our Director of Human Resources. Since joining Ball Corporation in 1987, Mr. Tolbert served in various human resource and operating positions throughout the company.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

     Alltrista Corporation common stock is traded on the New York Stock Exchange under the symbol "ALC." There were 3,648 common stockholders of record on March 3, 2002. The Company currently does not and does not intend to pay cash dividends on its common stock in the foreseeable future, and is restricted from doing so under the terms of its credit facility. Cash generated from operations will be invested to support competitiveness and growth.

     For other information required by Item 5, see Item 8, Note 17 (Quarterly Stock Prices).


ITEM 6. SELECTED FINANCIAL DATA



                                                                            YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------------------
                                                           2001 (A)     2000 (B)     1999 (C)     1998 (D)       1997
                                                        ------------- ------------ ------------ ------------ -----------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA
 Net sales ............................................  $  304,978     $357,356    $ 358,031     $258,489    $249,604
Costs and expenses
 Cost of sales ........................................     233,676      275,571      257,308      188,174     183,371
 Selling, general and administrative expenses .........      52,212       56,019       55,322       37,452      34,868
 Goodwill amortization ................................       5,153        6,404        4,605        1,399       1,265
 Special charges (credits) and reorganization
   expenses ...........................................       4,978          380        2,314        1,260          --
 Loss (gain) on divestiture of assets and product
   lines ..............................................     122,887           --      (19,678)          --          --
                                                         ----------     --------    ---------     --------    --------
Income (loss) before interest, taxes and minority
 interest .............................................    (113,928)      18,982       58,160       30,204      30,100
Interest expense, net .................................      11,791       11,917        8,395        1,822       2,256
Income tax provision (benefit) ........................     (40,443)       2,402       19,458       10,785      10,603
Minority interest in gain (loss) of consolidated
 subsidiary ...........................................         153         (259)          --           --          --
                                                         ----------     --------    ---------     --------    --------
Income (loss) from continuing operations ..............     (85,429)       4,922       30,307       17,597      17,241
                                                         ==========     ========    =========     ========    ========
Loss from discontinued operations .....................          --           --          (87)      (1,870)     (2,404)
Extraordinary loss from early extinguishment of
 debt (net of income taxes) ...........................          --           --       (1,028)          --          --
                                                         ----------     --------    ---------     --------    --------
Net income (loss) .....................................  $  (85,429)    $  4,922    $  29,192     $ 15,727    $ 14,837
                                                         ==========     ========    =========     ========    ========
Basic earnings (loss) per share:
 Income (loss) from continuing operations .............      (13.43)         .78         4.50         2.48        2.33
 Loss from discontinued operations ....................          --           --        ( .01)       ( .26)      ( .33)
 Extraordinary loss from early extinguishment of
   debt (net of income taxes) .........................          --           --        ( .15)          --          --
                                                         ----------     --------    ---------     --------    --------
                                                         $   (13.43)    $    .78    $    4.34     $   2.22    $   2.00
                                                         ==========     ========    =========     ========    ========
Diluted earnings (loss) per share:
 Income (loss) from continuing operations .............      (13.43)         .77         4.44         2.45        2.28
 Loss from discontinued operations ....................          --           --        ( .01)       ( .26)      ( .32)
 Extraordinary loss from early extinguishment of
   debt (net of income taxes) .........................          --           --        ( .15)          --          --
                                                         ----------     --------    ---------     --------    --------
                                                         $   (13.43)    $    .77    $    4.28     $   2.19    $   1.96
                                                         ==========     ========    =========     ========    ========

                                                    YEAR ENDED DECEMBER 31,
                                     ------------------------------------------------------
                                      2001 (A)   2000 (B)   1999 (C)   1998 (D)     1997
                                     ---------- ---------- ---------- ---------- ----------
                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET DATA (AT END OF YEAR)
Cash and cash equivalents ..........  $  6,376   $  3,303   $ 17,394   $ 21,454   $ 26,641
Working capital ....................     8,035     22,975     54,611     46,923     53,759
Total assets .......................   161,303    308,739    338,751    165,831    166,577
Total debt .........................    84,875    137,060    140,761     25,715     30,000
Total stockholders' equity .........    35,129    118,221    123,025     94,893     97,309


----------
(a)        2001 special charges (credits) and reorganization expenses include:
           a $2.3 million pretax charge associated with corporate restructuring; $2.6 million of pretax separation costs related to the management reorganization; $1.4 million of pretax costs to evaluate strategic options, $1.4 million of pretax costs to exit facilities; a $2.4 million pretax charge for stock option compensation; $4.1 million of pretax income associated with the discharge of deferred compensation obligations; and a $1.0 million pretax gain related to an insurance recovery.

(b) 2000 special charges (credits) and reorganization expenses included $1.6 million of pretax income associated with the reduction in long-term performance-based compensation, $1.4 million of pretax litigation charges, net of recoveries and $.6 million of costs to evaluate strategic options.

(c) 1999 special charges (credits) and reorganization expenses were a $2.3 million charge to exit a plastic thermoforming facility.

(d) 1998 special charges (credits) and reorganization expenses were a $1.3 million pretax charge to exit a plastic injection molding facility.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT AND CORPORATE OFFICE REORGANIZATION

     On September 24, 2001, our board of directors appointed Martin E. Franklin as our Chairman and Chief Executive Officer and Ian G.H. Ashken as our Vice Chairman, Chief Financial Officer and Secretary. On October 15, 2001, we announced the closing of our Indianapolis, Indiana corporate office. Corporate functions have been transitioned to our new headquarters in Rye, New York, and our consumer products division in Muncie, Indiana.

     Following the sale of the TPD Assets and the third quarter 2001 appointment of new executive management, we reorganized our business segments to reflect the new business and management strategy. We are now organized into two distinct segments: consumer products and materials based group. Prior periods have been reclassified to conform to the current segment definitions.

DIVESTITURES IN 2001

     Effective November 26, 2001, we sold the TPD Assets to Wilbert, Inc. for $21.0 million in cash, a $1.9 million noninterest-bearing one-year note, and the assumption of certain identified liabilities. We recorded a pre-tax loss of $121.1 million in 2001 related to the sale. The cash proceeds from the sale were used to pay down our term debt.

     As a result of the sale, in January 2002 we recovered approximately $15.7 million of federal income taxes paid in 1999 and 2000, received a further federal income tax refund of $22.2 million in March 2002 and are anticipating an additional $.6 million federal income tax refund from the enactment, in March 2002, of the Job Creation and Workers' Assistance Act of 2002 by utilizing the carryback of a tax net operating loss generated in 2001 (See Notes 2 and 19 to our Consolidated Financial Statements). This refund was used to pay down our debt.

     The combined net sales of the TPD Assets included in our historical results were $63.8 million in 2001 (through the date of sale), $100.3 million in 2000 and $70.7 million in 1999. Operating earnings (losses) associated with these assets were $(12.0) million in 2001, $(8.4) million in 2000 and $2.8 million in 1999.

     Effective November 1, 2001, we sold our majority interest in Microlin, LLC, a developer of proprietary battery and fluid delivery technology, for $1,000 in cash plus contingent consideration based upon future performance through December 31, 2012 and the cancellation of future funding requirements. We recorded a pre-tax loss of $1.4 million in 2001 related to the sale.

     Excluding the TPD Assets, Microlin, LLC and other divested businesses, Alltrista's net sales for 2001, 2000 and 1999 would have been $241.7 million, $258.1 million and $275.0 million, respectively, and Alltrista's EBITDA for 2001, 2000 and 1999 would have been $36.3 million, $36.6 million and $44.7 million, respectively.

RECENT DEVELOPMENTS

     We expect that the net sales and operating income of our materials based group segment for the three months ended March 31, 2002 will be lower than the comparable period in 2001. Our zinc business has experienced reduced sales to the United States Mint, which announced in the fourth quarter of 2001 that it was implementing an inventory reduction program for all coinage. We anticipate that this inventory reduction program will result in lower sales and earnings for zinc compared to prior years until the fourth quarter of 2002.

RESULTS OF OPERATIONS -- COMPARISON OF 2001 AND 2000

     We reported consolidated net sales of $305.0 million in 2001, a decrease of 14.7% from sales of $357.4 million in 2000. Our loss before interest and taxes for the year ended December 31, 2001 was $113.9 million, including special charges and reorganization expenses of $5.0 million and a total loss on divestiture of assets and product lines of $122.9 million. For the year ended December 31, 2001, excluding all of these one-time items, earnings before interest and taxes was $13.9 million. These results compare to earnings before interest, taxes and minority interest for the year ended December 31, 2000 of $19.0 million.

     Sales of consumer products were relatively flat in 2001 compared to 2000. Domestic increases were offset by Canadian decreases due to unfavorable weather conditions and customers carrying higher levels of inventory over from 2000. Sales within the materials based group for 2001 decreased by $52.6 million due primarily to (i) lower demand for industrial thermoformed parts (part of the divested TPD Assets) in the heavy truck and material handling markets, (ii) the fact that full year sales in 2001 did not include December sales for the divested TPD Assets, and (iii) the decline in sales of zinc products resulting from lower coinage sales to the United States Mint, due to the Mint's stated objective of reducing inventory.

     Gross margin percentages increased to 23.4% in 2001 from 22.9% in 2000. Gross margin increased for consumer products due primarily to cost efficiencies which continued during 2001 as the benefits of the segment's SAP system implementation continued to be realized. This increase was offset by a decrease in gross margin for the materials based group in 2000 due primarily to lower sales of plastic thermoformed parts (part of the divested TPD Assets) resulting from decreased demand in the heavy truck, material handling and manufactured housing markets. Smaller orders reduced the length of production runs, and, thus, diminished operating efficiencies. Lower sales of injection molded precision consumer products also contributed to the decline in margins.

     Selling, general and administrative expenses decreased 6.8% to $52.2 million in 2001 from $56.0 million in 2000. Consumer products expenses decreased primarily due to lower expenses associated with sales and marketing, warehousing and shipping. Expenses within the materials based group decreased primarily as a result of the cost savings realized due to a third quarter 2000 realignment and consolidation of our divested thermoformed operations. Selling, general and administrative expenses as a percentage of sales increased from 15.7% in 2000 to 17.1% in 2001 due primarily to lower overall sales.

     Goodwill amortization decreased from $6.4 million in 2000 to $5.2 million in 2001 due primarily to our November 2001 sale of the TPD Assets.

     We incurred net special charges (credits) and reorganization expenses of $5.0 million and $0.4 million for 2001 and 2000, respectively. These amounts were comprised of the following (in millions):

                                                                      2000        2001
                                                                   ---------   ---------
Costs to evaluate strategic options ............................    $  0.6      $  1.4
Discharge of deferred compensation obligations .................        --        (4.1)
Separation costs for former officers ...........................        --         2.6
Stock option compensation ......................................        --         2.4
Corporate restructuring costs ..................................        --         2.3
Costs to exit facilities .......................................        --         0.8
Reduction of long-term performance-based compensation ..........      (1.6)         --
Litigation charges .............................................       1.4          --
Items related to divested thermoforming operations .............        --        (0.4)
                                                                    ------      ------
                                                                    $  0.4      $  5.0
                                                                    ======      ======

     During 2001, certain participants in our deferred compensation plans agreed to forego balances in those plans in exchange for loans from us in the same amounts. The loans, which were completed during 2001, bear interest at the applicable federal rate and require the individuals to secure a life insurance policy having the death benefit equivalent to the amount of the loan payable to us. All accrued interest and principal on the loans mature and are payable upon the death of the participant and their spouse. We recognized $4.1 million of pretax income during 2001 related to the discharge of the deferred compensation obligations.

     Separation costs for former officers were associated with the 2001 management reorganization described above.

     During September 2001, options were granted to participants under our 2001 Stock Option Plan. Because the options granted under this new plan were still subject to stockholder approval at the time of grant, the options resulted in a one-time charge of $2.4 million, which was recorded in the fourth quarter of 2001, following stockholder approval of the 2001 Stock Option Plan on December 18, 2001.

     During the fourth quarter of 2001, we incurred corporate restructuring costs in the amount of $2.3 million. These include costs related to the transitioning of the corporate office function from Indianapolis, Indiana to Rye, New York and Muncie, Indiana, costs to reincorporate in Delaware and to hold a special meeting of shareholders, and related costs including professional fees.

     In late 2001, we consolidated our home canning metal closure production from our Bernardin, Ltd. Toronto, Ontario facility into our Muncie, Indiana manufacturing operation. The total cost to exit the Toronto facility was $0.8 million and includes a $0.3 million loss on the sale and disposal of equipment, and $0.5 million of employee severance costs. We will continue to distribute our products in Canada through Bernardin, Ltd.

     During 2001, items recognized related to the divested TPD Assets included a pre-tax gain of $1.0 million in connection with an insurance recovery associated with a property casualty. Also in 2001 we vacated our former Triangle Plastics facility in Independence, Iowa and integrated personnel and capabilities into its other operating and distribution facilities in the area. The total cost to exit this Iowa facility was $0.6 million and includes $0.4 million in future lease obligations and an additional $0.2 million of costs related to the leased facility.

     During 2000, we recorded a pretax gain of $1.6 million related to a reduction in long-term performance-based compensation. Also during 2000, we reached settlements in legal disputes incurring $1.4 million in net settlement and legal expenses.

     In 2001, we recognized a $121.1 million pretax loss on the sale of the TPD Assets and a $1.4 million pre-tax loss on the sale of its interest in Microlin, LLC.

     Net interest expense in 2001 was $11.8 million compared to $11.9 million for 2000. The effects of lower average borrowings outstanding and lower interest rates during 2001 were offset by the write-off of $1.5 million of previously deferred debt issuance and amendment costs in connection with the November 2001 amendment of our term loan and revolving credit facility. Our effective interest rate for the year ended December 31, 2001 was 7.7%. As a result of decreasing interest rates during the year ended December 31, 2001, our interest rate swaps, which were at a fixed interest rate of 5.7%, resulted in additional interest expense to us during the year ended December 31, 2001.

     Our effective tax rate was 32.2% for 2001 compared to 34.0% for 2000. The effective rate for 2001 is lower than the statutory federal rate primarily because it includes a valuation allowance for tax benefits associated with the loss on the sale of the TPD Assets that may not be realizable. The effective rate for 2000 reflects the recognition of a tax benefit from exiting the Central European home canning test market.

RESULTS OF OPERATIONS -- COMPARISON OF 2000 AND 1999

     We reported consolidated net sales of $357.4 million in 2000, a slight decrease from sales of $358.0 million in 1999. Earnings before interest, taxes and minority interest were $19.0 million for the year ended December 31, 2000 compared to $58.2 million for the year ended December 31, 1999. Consumer products reported lower sales and operating earnings, and the materials based group reported increased sales and lower operating earnings.

     Sales of consumer products decreased $12.7 million to $120.4 million in 2000 from $133.1 in 1999 as home canning sales volumes returned to more normal levels compared to the 1999 season, which was influenced by the Year 2000 phenomenon. Within the materials based group, Triangle Plastics and its wholly owned subsidiary, TriEnda, which were acquired on April 25, 1999 and sold effective November 26, 2001, contributed $92.1 million to 2000 sales compared to $72.2 million for the eight-month period in 1999. In 2000, competitive pricing pressures and dramatically lower demand, chiefly in the heavy truck, manufactured housing and material handling markets, negatively impacted sales of thermoformed plastic parts. Prior year sales also included $13.0 million from a plastic packaging product line, which was disposed of on May 24, 1999.

     Gross margin percentages decreased from 28.1% in 1999 to 22.9% in 2000. Gross margin decreased for consumer products due to a decline in sales of home canning products from the abnormally high 1999 levels (due to Year 2000 concerns of consumers) accompanied by slightly higher sales of a lower margin consumer product line contributed to the decrease in the consumer products segment. Gross margin decreased for the materials based group due primarily to raw material price increases, reduced sales volumes and operating inefficiencies from several new customer programs for industrial thermoformed parts, as well as lower coinage and battery can volumes for zinc products.

     Selling, general and administrative expenses increased 1.3% to $56.0 million in 2000 from $55.3 million in 1999. Expenses within the consumer products segment increased primarily due to higher depreciation expense on a new information system. For the materials based group segment, the acquisition of Triangle Plastics and disposal of the plastic packaging product line contributed to the increase as Triangle Plastics maintained the personnel necessary to offer customers extensive design, engineering and development services, while the operations of the divested plastic packaging product line did not require this level of staffing. The write-down of fixed assets and severance costs of $1.2 million associated with the realignment and consolidation of our thermoforming operations also contributed to the increase. Additionally, research and development costs related to zinc-based products also increased. These increases were offset somewhat by a decrease in incentive compensation expense. Selling, general and administrative expenses as a percentage of sales increased from 15.5% in 1999 to 15.7% in 2000.

     Goodwill amortization increased to $6.4 million in 2000 from $4.6 million in 1999. This was the result of a full year of amortization being recorded in 2000 related to the 1999 acquisition of Triangle Plastics.

     Special charges (credits) and reorganization expenses were $0.4 million for 2000, and consisted of $1.4 million of litigation charges (net of recoveries) and $0.6 million of costs to evaluate strategic options, offset by a $1.6 million gain related to a reduction in long-term performance-based compensation. Special charges (credits) and reorganization expenses for 1999 consisted of $2.3 million of costs to exit a plastic thermoforming facility.

     In 1999, we recognized a $19.7 million pretax gain on the sale of a plastic packaging product line.

     Net interest expense in 2000 was $11.9 million compared to $8.4 million for 1999. The increase was due primarily to increased average borrowings driven by the Triangle Plastics acquisition. Our effective tax rate decreased from 39.1% in 1999 to 34.0% in 2000 due primarily to the recognition of a tax benefit from exiting the Central European home canning test market.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     In conjunction with the sale of the TPD Assets, in November 2001, the Company entered into an agreement with its lenders to amend certain provisions of its term loan and revolving credit facilities. The amendment reduced the revolving credit facility from $50 million to $40 million, shortened the facility termination date by one year, accelerated the required principal payments to conform with the shortened term of the facility, modified certain financial covenants, and required that the $21 million of cash proceeds from the sale of the TPD Assets and $15 million from the recovery of income taxes associated with the net operating loss carryback be used to prepay term debt. As a result of these significant changes to the facility, the Company wrote off the unamortized costs of $1.5 million relating to the issuance and previous amendments of the Company's credit facility.

     In accordance with the terms of the amendment, the Company applied the $21.0 million of proceeds from the sale of the TPD assets to the outstanding term loan balance. In January 2002, the Company utilized $15.0 million of proceeds from the income tax refund related to the thermoformed sale to further pay down the term loan.

     The term loan, as amended and reflecting the payments mentioned above, requires quarterly payments of principal of $3.1 million through the first quarter of 2003, with quarterly payments of $11.2 million for the remainder of the term (through March 31, 2004). Interest on borrowings under the term loan and the revolving credit facility are based upon fixed increments over the adjusted London Interbank Offered Rate or the agent bank's alternate borrowing rate as defined in the agreement. The agreement also requires the payment of commitment fees on the unused balance. As of December 31, 2001 and 2000, the outstanding balances of the term loan were $75.5 million and $120.0 million, respectively. As of December 31, 2001 and 2000, borrowings outstanding under the revolving credit facility were $9.4 million and $16.0 million, respectively.

     In May 1999, the Company entered into a three-year interest rate swap with an initial notional value of $90 million. The swap effectively fixed the interest rate on approximately 60% of the Company's term debt at a maximum rate of 7.98% for the three-year period. The effective interest rate on the swaps was 5.7% during the year ended December 31, 2001. The swap matures and terminates in March 2002. Due to the prepayment of term debt in accordance with the amendment described above, as of December 31, 2001, the swap effectively fixed the interest rate on all of the Company's term debt.

     During 2000, the Company repurchased 452,600 shares of the Company's stock for $10.5 million. No shares were repurchased during 2001. Dividends are not presently paid on the Company's common stock nor does the Company anticipate paying dividends in the foreseeable future and is restricted from doing so under the terms of its credit facility.

     Net current assets decreased to $8.0 million at December 31, 2001 from $23.0 million at December 31, 2000 due primarily to the sale of the TPD assets. Cash flow generated from operations totaled approximately $39.9 million for the year ended December 31, 2001 and reflects an $11.2 million decrease in inventories resulting from an increased focus on inventory management and a $4.4 million decrease in accounts receivable due to better collection policies and procedures.

     Capital expenditures were $9.7 million in 2001 compared to $13.6 million in 2000 and were largely related to maintaining facilities and improving manufacturing efficiencies. Investments in 2001 included, among other items, new injection molding machines and presses, a co-extrusion line for the production of plastic sheet used in thermoforming operations and the repair and replacement of portions of a building and equipment damaged in a weather-related roof collapse.

     During 2001, certain participants in the Company's deferred compensation plans agreed to forego balances totaling $4.1 million in those plans in exchange for loans from the Company in the same amounts. The loans, which were completed during 2001, bear interest at the applicable federal rate and require the individuals to secure a life insurance policy having the death benefit equivalent to the amount of the loan payable to the Company. All accrued interest and principal on the loans mature and are payable upon the death of the participant and their spouse. In June 2001, the Company surrendered the variable rate life insurance contracts used to fund all deferred compensation obligations. The proceeds from this surrender were $6.7 million.

     The Company believes that existing funds, cash generated from operations and its debt facility are adequate to satisfy its working capital and capital expenditure requirements for the foreseeable future.

CONTINGENCIES

     The Company is involved in various legal disputes and environmental matters in the ordinary course of business. In addition, the Environmental Protection Agency has designated the Company as a potentially responsible party, along with numerous other companies, for the clean up of several hazardous waste sites. Based on currently available information, the Company does not believe that the disposition of any of the legal disputes or environmental matters the Company is currently involved in will have a material adverse effect upon the financial condition, results of operations, cash flows or competitive position of the Company. It is possible, that as additional information becomes available, the impact on the Company of an adverse determination could have a different effect.

STOCK PLANS

     Effective September 24, 2001, the Company established the 2001 Stock Option Plan for the purpose of granting options for the purchase of common shares to the Company's executive officers and independent directors. Options vest to, and are exercisable by, participants on the earlier of 1) the date the Company's closing stock price equals or exceeds $17 per share or 2) the seventh anniversary of the grant date. During September, 570,000 options were granted to participants under this new plan. The Company's stock price exceeded $17 in January 2002, thereby vesting all option grants under this plan. Because the options granted under this new plan were still subject to stockholder approval at the time of grant, the options resulted in a one-time charge of $2.4 million, which was recorded in the fourth quarter of 2001. The charge represents the difference between the exercise price of the options of $10.95 (the fair value at the date of grant) and the fair value of the Company's stock at the time of stockholder approval on December 18, 2001 of $15.20. This charge is included in Special Charges (Credits) and Reorganization Expenses on the Consolidated Statement of Operations.

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

     In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. This standard supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. The new standard also supersedes the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. SFAS 144 is effective for the Company beginning with the first quarter of 2002, and its adoption is not expected to have a material impact on the Company's results of operations or financial position.

FORWARD-LOOKING STATEMENTS

     From time to time, we may make or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. Such statements are necessarily estimates reflecting management's best judgment based on current information. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Such statements are usually identified by the use of words or phases such as "believes," "anticipates," "expects," "estimates," "planned," "outlook," and "goal." Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in forward-looking statements.

     While it is impossible to identify all such factors, the risks and uncertainties that may affect the operations, performance and results of our business include the following:

     o Reductions, cancellations or delays in customer purchases would adversely affect our profitability;

     o We may be adversely affected by the trend towards retail trade consolidation;

     o Some of our products may suffer because of unfavorable weather conditions and market trends;

     o Competition in our industries may hinder our ability to execute our business strategy, achieve profitability, or maintain relationships with existing customers;

     o If we fail to develop new or expand existing customer relationships, our ability to grow our business will be impaired;

     o Our operations are subject to a numbers of federal, state and local environmental regulations;

     o    We depend on key personnel;

     o We enter into contracts with the United States government and other governments;

     o Our operating results can be adversely affected by changes in the cost or availability of raw materials

     o    Continuation of the US penny as a currency denomination;

     o The nature and extent of any current or future state and federal environmental regulations on our operations and the amount of any costs which may be incurred for the clean up of several hazardous waste sights;

     o Our business could be adversely affected because of risks which are particular to international operations;

     o    Certain of our employees are represented by labor unions; and

     o Any other factors which may be identified from time to time in our periodic SEC filings and other public announcements.

     Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statement, we do not intend to update forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In general, business enterprises can be exposed to market risks including fluctuations in commodity prices, foreign currency values, and interest rates that can affect the cost of operating, investing, and financing. The Company's exposures to these risks are low. Most of the Company's zinc business is conducted on a tolling basis whereby customers supply zinc to the Company for processing, or supply contracts provide for fluctuations in the price of zinc to be passed on to the customer.

     The Company conducts a portion of its business through its Canadian subsidiary, Bernardin, Ltd., and as a result, is subject to the exposure that arises from foreign exchange rate movements between the Canadian and U.S. dollars. Such exposure arises pimarily from the translation of the results of operations of Bernardin. Sales of Bernardin were less than 5% of total consolidated sales during 2001.

     The Company from time to time invests in short-term financial instruments with original maturities usually less than thirty days. The Company is exposed to short-term interest rate variations with respect to the LIBOR on its term and revolving debt obligations. To manage a portion of this risk, in May 1999, the Company entered into a three-year interest rate swap which effectively fixed the interest rate on approximately 60% of the Company's term debt at a maximum rate of 7.98% for the three-year period. Due to the prepayment of term debt in accordance with the November 2001 amendment of the Company's credit facility, as of December 31, 2001, the swap effectively fixed the interest rate on 100% of the Company's term debt.

     Changes in LIBOR interest rates would affect the earnings of the Company either positively or negatively depending on the changes in short-term interest rates. Assuming that LIBOR rates increased 100 basis points over period end rates on the outstanding term and revolver debt, the Company's interest expense, after considering the effects of its interest rate swap, would have increased by approximately $535,000 and $620,000 for the years ended December 31, 2001 and 2000, respectively. The amount was determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost, short-term investment rates, interest rate swap and estimated cash flow. Actual changes in rates may differ from the assumptions used in computing this exposure.

     The Company does not invest or trade in any derivative financial or commodity instruments, nor does it invest in any foreign financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Alltrista Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheets of Alltrista Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alltrista Corporation and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ ERNST & YOUNG LLP



Indianapolis, Indiana
January 23, 2002,
Except for Note 19, as to which the date is March 22, 2002

                             ALLTRISTA CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                        -----------------------------------------
                                                                             2001           2000          1999
                                                                        -------------   -----------   -----------
Net sales ...........................................................    $  304,978      $ 357,356     $ 358,031
Costs and expenses
 Cost of sales ......................................................       233,676        275,571       257,308
 Selling, general and administrative expenses .......................        52,212         56,019        55,322
 Goodwill amortization ..............................................         5,153          6,404         4,605
 Special charges (credits) and reorganization expenses ..............         4,978            380         2,314
 Loss (gain) on divestitures of assets and product lines ............       122,887             --       (19,678)
                                                                         ----------      ---------     ---------
Income (loss) before interest, taxes and minority interest ..........      (113,928)        18,982        58,160
Interest expense, net ...............................................       (11,791)       (11,917)       (8,395)
                                                                         ----------      ---------     ---------
Income (loss) from continuing operations before taxes and
 minority interest ..................................................      (125,719)         7,065        49,765
Income tax (provision) benefit ......................................        40,443         (2,402)      (19,458)
Minority interest in loss (gain) of consolidated subsidiary .........          (153)           259            --
                                                                         ----------      ---------     ---------
Income (loss) from continuing operations ............................       (85,429)         4,922        30,307
Discontinued operations:
 Loss on disposal of discontinued operations, net of income tax
   benefit of $54....................................................            --             --           (87)
Extraordinary loss from early extinguishment of debt, net of
 income tax benefit of $635..........................................            --             --        (1,028)
                                                                         ----------      ---------     ---------
Net income (loss) ...................................................    $  (85,429)     $   4,922     $  29,192
                                                                         ==========      =========     =========
Basic earnings (loss) per share:
 Income (loss) from continuing operations ...........................    $   (13.43)     $     .78     $    4.50
 Net income (loss) ..................................................    $   (13.43)     $     .78     $    4.34
Diluted earnings (loss) per share:
 Income (loss) from continuing operations ...........................    $   (13.43)     $     .77     $    4.44
 Net income (loss) ..................................................    $   (13.43)     $     .77     $    4.28
Weighted average shares outstanding:
 Basic ..............................................................         6,363          6,338         6,734
 Diluted ............................................................         6,363          6,383         6,819

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                             ALLTRISTA CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  DECEMBER 31,
                                                                           ---------------------------
                                                                               2001           2000
                                                                           ------------   ------------
ASSETS
Current assets
 Cash and cash equivalents .............................................    $   6,376      $   3,303
 Accounts receivable, net of reserve for doubtful accounts of $778
   and $1,517...........................................................       13,986         32,250
 Income taxes receivable ...............................................       16,252             --
 Inventories, net ......................................................       26,994         52,548
 Deferred taxes on income ..............................................        4,832          4,621
 Other current assets ..................................................        3,134          1,658
                                                                            ---------      ---------
   Total current assets ................................................       71,574         94,380
                                                                            ---------      ---------
Property, plant and equipment, at cost
 Land ..................................................................          782          1,998
 Buildings .............................................................       24,356         35,059
 Machinery and equipment ...............................................      106,106        149,405
                                                                            ---------      ---------
                                                                              131,244        186,462
 Accumulated depreciation ..............................................      (87,701)       (97,410)
                                                                            ---------      ---------
                                                                               43,543         89,052
                                                                            ---------      ---------
Goodwill, net of accumulated amortization of $6,628 and $16,192.........       15,487        114,138
Deferred taxes on income ...............................................       25,417             --
Other assets ...........................................................        5,282         11,169
                                                                            ---------      ---------
Total assets ...........................................................    $ 161,303      $ 308,739
                                                                            =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Short-term debt and current portion of long-term debt .................    $  28,500      $  41,995
 Accounts payable ......................................................       14,197         17,842
 Accrued salaries, wages and employee benefits .........................        9,252          8,344
 Other current liabilities .............................................       11,590          3,224
                                                                            ---------      ---------
   Total current liabilities ...........................................       63,539         71,405
                                                                            ---------      ---------
Noncurrent liabilities
 Long-term debt ........................................................       56,375         95,065
 Deferred taxes on income ..............................................           --         13,068
 Other noncurrent liabilities ..........................................        6,260          9,957
                                                                            ---------      ---------
   Total noncurrent liabilities ........................................       62,635        118,090
                                                                            ---------      ---------
Minority interest in subsidiary ........................................           --          1,023
                                                                            ---------      ---------
Commitments and contingencies (Notes 11 & 12) ..........................
Stockholders' equity:
 Common stock ($.01 par value), 50,000 shares authorized, 7,963 and
   7,963 shares issued and 6,398 and 6,341 shares outstanding in
   2001 and 2000, respectively .........................................           64         40,017
 Additional paid-in capital ............................................       41,789             --
 Retained earnings .....................................................       32,724        118,153
 Accumulated other comprehensive loss ..................................       (1,862)          (978)
 Less: treasury stock (1,565 and 1,622 shares, at cost) ................      (37,586)       (38,971)
                                                                            ---------      ---------
   Total stockholders' equity ..........................................       35,129        118,221
                                                                            ---------      ---------
Total liabilities and stockholders' equity .............................    $ 161,303      $ 308,739
                                                                            =========      =========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                             ALLTRISTA CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                         ------------------------------------------
                                                                              2001           2000          1999
                                                                         -------------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss) ...................................................     $ (85,429)     $   4,922     $   29,192
 Reconciliation of net income (loss) to net cash provided by operating activities:
   Depreciation ......................................................        13,427         14,533         12,030
   Amortization ......................................................         5,370          6,778          5,667
   Loss (gain) on divestitures of assets and product lines ...........       122,887             --        (19,678)
   Loss on disposal of fixed assets ..................................           402            338            152
   Special charges (credits) and reorganization expenses .............           680         (1,600)         2,314
   Write-off of debt issuance and amendment costs ....................         1,507             --             --
   Deferred taxes on income ..........................................       (27,804)         3,892         (4,215)
   Deferred employee benefits ........................................           378            (40)         1,297
   Minority interest .................................................           153           (259)            --
   Other, net ........................................................           310            450           (459)
 Changes in working capital components, net of effects from
   acquisitions and divestitures:
   Accounts receivable ...............................................         4,351          6,678          1,760
   Inventories .......................................................        11,219          5,952         (7,023)
   Accounts payable ..................................................           794        (12,613)        (1,086)
   Accrued salaries, wages and employee benefits .....................         2,212         (2,589)           510
   Other current assets and liabilities ..............................       (10,600)        (7,298)         1,863
                                                                           ---------      ---------     ----------
    Net cash provided by operating activities ........................        39,857         19,144         22,324
                                                                           ---------      ---------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from revolving credit borrowings ...........................        41,050         57,332         37,260
 Payments on revolving credit borrowings .............................       (47,650)       (41,940)       (36,652)
 Proceeds from issuance of long-term debt ............................            --             --        150,995
 Payments on long-term debt ..........................................       (45,585)       (19,094)       (37,076)
 Debt issue cost .....................................................            --             --         (2,262)
 Debt modification cost ..............................................          (867)            --             --
 Proceeds from issuance of common stock ..............................           815          1,219          1,672
 Purchase of treasury stock ..........................................            --        (10,485)        (3,146)
                                                                           ---------      ---------     ----------
  Net cash provided (used) by financing activities ...................       (52,237)       (12,968)       110,791
                                                                           ---------      ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures ................................................        (9,707)       (13,637)       (16,628)
 Insurance proceeds from property casualty ...........................         1,535             --             --
 Proceeds from sale of property, plant and equipment .................            70            105          1,658
 Acquisitions of businesses, net of cash acquired ....................            --         (6,930)      (151,278)
 Proceeds from divestitures of assets and product lines ..............        21,001            220         29,305
 Proceeds from the surrender of insurance contracts ..................         6,706             --             --
 Proceeds from insurance contracts loaned to former officers .........        (4,059)            --             --
 Investments in insurance contracts ..................................            --             --           (274)
 Other, net ..........................................................           (93)           (25)            42
                                                                           ---------      ---------     ----------
   Net cash provided (used) by investing activities ..................        15,453        (20,267)      (137,175)
                                                                           ---------      ---------     ----------
NET INCREASE (DECREASE) IN CASH ......................................         3,073        (14,091)        (4,060)
Cash and cash equivalents, beginning of year .........................         3,303         17,394         21,454
                                                                           ---------      ---------     ----------
CASH AND CASH EQUIVALENTS, END OF YEAR ...............................     $   6,376      $   3,303     $   17,394
                                                                           =========      =========     ==========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                             ALLTRISTA CORPORATION

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)


                                           COMMON STOCK            TREASURY STOCK
                                      ---------------------- ---------------------------
                                        SHARES     AMOUNT        SHARES        AMOUNT
                                      --------- ------------ ------------- -------------
Balance, December 31, 1998 ..........   7,967    $   40,494     (1,203)     $  (29,021)
Net income ..........................      --            --         --              --
Stock options exercised and stock
 plan purchases .....................     139         2,497         --              --
Shares reissued from treasury .......    (141)       (3,039)       141           3,039
Shares tendered for stock options
 and taxes ..........................      --            --        (23)           (611)
Cumulative translation
 adjustment .........................      --            --         --              --
Purchase of common stock ............      --            --       (144)         (3,146)
                                        -----    ----------     ------      ----------
Balance, December 31, 1999 ..........   7,965        39,952     (1,229)        (29,739)
Net income ..........................      --            --         --              --
Stock options exercised and stock
 plan purchases .....................      63         1,449         --              --
Shares reissued from treasury .......     (65)       (1,384)        65           1,384
Shares tendered for stock options
 and taxes ..........................      --            --         (6)           (131)
Cumulative translation
 adjustment .........................      --            --         --              --
Purchase of common stock ............      --            --       (452)        (10,485)
                                        -----    ----------     --------    ----------
Balance, December 31, 2000 ..........   7,963        40,017     (1,622)        (38,971)
Net income (loss) ...................      --            --         --              --
Stock options exercised and stock
 plan purchases .....................      67           929         --              --
Shares reissued from treasury .......     (67)       (1,515)        67           1,515
Shares tendered for stock options
 and taxes ..........................      --            --        (10)           (130)
Stock option compensation ...........      --         2,422         --              --
Restatement of par value of
 common stock associated with
 reincorporation in Delaware ........      --       (41,789)        --              --
Cumulative translation
 adjustment .........................      --            --         --              --
Translation adjustment recorded
 to net income due to
 liquidation of investment in
 foreign subsidiary .................      --            --         --              --
Interest rate swap unrealized
 loss ...............................      --            --         --              --
Minimum pension liability ...........      --            --         --              --
                                        -----    ----------     --------    ----------
Balance, December 31, 2001 ..........   7,963    $       64     (1,565)     $  (37,586)
                                        =====    ==========     ========    ==========

                                                                ACCUMULATED OTHER COMPREHENSIVE LOSS
                                                                ------------------------------------
                                       ADDITIONAL                 CUMULATIVE   INTEREST    MINIMUM
                                         PAID-IN     RETAINED    TRANSLATION     RATE      PENSION
                                         CAPITAL     EARNINGS     ADJUSTMENT     SWAP     LIABILITY
                                      ------------ ------------ ------------- ---------- ----------
Balance, December 31, 1998 ..........    $    --    $   84,039     $ (619)     $    --    $    --
Net income ..........................         --        29,192         --           --         --
Stock options exercised and stock
 plan purchases .....................         --            --         --           --         --
Shares reissued from treasury .......         --            --         --           --         --
Shares tendered for stock options
 and taxes ..........................         --            --         --           --         --
Cumulative translation
 adjustment .........................         --            --        200           --         --
Purchase of common stock ............         --            --         --           --         --
                                         -------    ----------     ------      -------    -------
Balance, December 31, 1999 ..........         --       113,231       (419)          --         --
Net income ..........................         --         4,922         --           --         --
Stock options exercised and stock
 plan purchases .....................         --            --         --           --         --
Shares reissued from treasury .......         --            --         --           --         --
Shares tendered for stock options
 and taxes ..........................         --            --         --           --         --
Cumulative translation
 adjustment .........................         --            --       (559)          --         --
Purchase of common stock ............         --            --         --           --         --
                                         -------    ----------     ------      -------    -------
Balance, December 31, 2000 ..........         --       118,153       (978)          --         --
Net income (loss) ...................         --       (85,429)        --           --         --
Stock options exercised and stock
 plan purchases .....................         --            --         --           --         --
Shares reissued from treasury .......         --            --         --           --         --
Shares tendered for stock options
 and taxes ..........................         --            --         --           --         --
Stock option compensation ...........         --            --         --           --         --
Restatement of par value of
 common stock associated with
 reincorporation in Delaware ........     41,789            --         --           --         --
Cumulative translation
 adjustment .........................         --            --       (424)          --         --
Translation adjustment recorded
 to net income due to
 liquidation of investment in
 foreign subsidiary .................         --            --        461           --         --
Interest rate swap unrealized
 loss ...............................         --            --         --         (524)        --
Minimum pension liability ...........         --            --         --           --       (397)
                                         -------    ----------     ------      -------    -------
Balance, December 31, 2001 ..........    $41,789    $   32,724     $ (941)     $  (524)   $  (397)
                                         =======    ==========     ======      =======    =======

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                             ALLTRISTA CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (THOUSANDS OF DOLLARS)


                                                                      YEAR ENDED DECEMBER 31,
                                                               --------------------------------------
                                                                    2001          2000        1999
                                                               -------------   ---------   ----------
Net income (loss) ..........................................     $ (85,429)     $4,922      $29,192
Foreign currency translation:
 Translation adjustment during period ......................          (424)       (559)         200
 Translation adjustment recorded to net income due to
   liquidation of investment in foreign subsidiary .........           461          --           --
Interest rate swap unrealized gain (loss):
 Transition adjustment .....................................            45          --           --
 Change during period ......................................          (569)         --           --
Minimum pension liability ..................................          (397)         --           --
                                                                 ---------      ------      -------
Comprehensive income (loss) ................................     $ (86,313)     $4,363      $29,392
                                                                 =========      ======      =======















                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                             ALLTRISTA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     These consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The consolidated financial statements include the accounts of Alltrista Corporation and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated upon consolidation. Certain reclassifications have been made in the Company's financial statements of prior years to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

     The businesses comprising the Company have interests in consumer and materials based products. See Business Segment Information (Note 4).

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

Freight Costs

     Freight costs on goods shipped to customers are included in Cost of Sales.

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

Depreciation

     Depreciation is provided on the straight-line method in amounts sufficient to amortize the cost of the assets over their estimated useful lives (buildings -- 30 to 50 years; machinery and equipment -- 5 to 15 years).

Goodwill

     Goodwill represents the excess of the purchase prices of acquired businesses over the estimated fair values of the net assets acquired. Goodwill is amortized on a straight-line basis over periods not to exceed

                             ALLTRISTA CORPORATION

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

Taxes on Income

     Deferred taxes are provided for differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. The Company established a valuation allowance against a portion of the net tax benefit associated with all carryforwards and temporary differences at December 31, 2001, as it is more likely than not that these will not be fully utilized in the available carryforward period.

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

Stock Options

     The Company accounts for the issuance of stock options under the provisions of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees." Generally for the Company's stock option plans, no compensation cost is recognized in the consolidated statement of income because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant. Under the Company's 2001 Stock Option Plan, however, the Company did recognize a one-time charge of compensation cost because of stockholder approval of the plan subsequent to the grant date (see
Note 10).

2. ACQUISITIONS AND DIVESTITURES

     Effective November 26, 2001, the Company sold the assets of its Triangle, TriEnda and Synergy World plastic thermoforming operations to Wilbert, Inc. for $21 million in cash, a $1.85 million noninterest-bearing one-year note as well as the assumption of certain identified liabilities. The Company recorded a pre-tax loss of $121.1 million in 2001 related to the sale. The amount of goodwill included in the loss on the sale was $82.0 million. The proceeds from the sale were used to pay down the Company's term debt.

     As a result of the sale, the Company also recovered in January 2002 approximately $15.7 million of federal income taxes paid in 1999 and 2000 by utilizing the carryback of a tax net operating loss generated in 2001. $15 million of the proceeds related to this recovery of income taxes was also used to pay down the Company's term debt. The tax net operating loss not utilized during the allowable carryback period will be available to offset taxable income in future periods. (See Note 19.)

                             ALLTRISTA CORPORATION

     The combined net sales of the thermoformed business sold included in the Company's historical results were $63.8 million in 2001 (through the date of sale), $100.3 million in 2000 and $70.7 million in 1999. Operating earnings (losses) associated with this business were $(12.0) million in 2001, $(8.4) million in 2000 and $2.8 million in 1999.

     Effective November 1, 2001, the Company sold its majority interest in Microlin, LLC for $1,000 in cash plus contingent consideration based upon future performance through December 31, 2012 and the cancellation of future funding requirements. The Company recorded a pre-tax loss of $1.4 million in 2001 related to the sale.

     On June 1, 2000, the Company acquired the net assets of Synergy World, a St. Louis, Missouri-based designer and marketer of portable restrooms sold to equipment rental companies, waste services companies and diversified sanitation firms, for $6.9 million in cash plus acquisition costs. The transaction was accounted for as a purchase with the purchase price allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the date of acquisition. These assets were sold effective November 26, 2001.

     On December 21, 1999, the Company acquired a 51 percent equity interest in Microlin, LLC ("Microlin"), a developer of proprietary battery technology. The initial cash outlay for this investment was $1.5 million, with an agreement to fund working capital needs over the next several years. This investment was sold effective November 1, 2001.

     Effective May 24, 1999, the Company sold its plastic packaging product line, which produced coextruded high-barrier plastic sheet and containers for the food processing industry, for $28.7 million in cash. This transaction resulted in a gain of $19.7 million. Proceeds from the sale were used for debt repayment. The Company's sales from this product line were $13.0 million in 1999.

     Effective April 25, 1999, the Company acquired the net assets of Triangle Plastics, Inc. and its TriEnda subsidiary ("Triangle Plastics"), a manufacturer of heavy gauge industrial thermoformed parts for original equipment manufacturers in the heavy trucking, agricultural, portable toilet, recreational and construction markets, and producer of plastic thermoformed products for material handling applications, for $148.0 million in cash plus acquisition costs. The transaction was accounted for as a purchase with the purchase price allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the date of acquisition. These assets were sold effective November 26, 2001.

3. PRO FORMA FINANCIAL INFORMATION

     The following unaudited pro forma financial information presents a summary of consolidated results of the Company as if the sale of the assets of the Triangle, TriEnda and Synergy World plastic thermoforming operations (as described in Note 2 above) had occurred at the beginning of each period presented. The pro forma financial information also reflects the sale of the Company's interest in Microlin, LLC that became effective November 1, 2001. The pro forma information assumes the proceeds from the sale of thermoformed assets and recovery of income taxes were received at the beginning of each period, and assumes a 35.0% effective income tax rate for all periods.

                                                                        2001            2000
(thousands of dollars, except per share data)                      -------------   -------------
Net sales ......................................................     $ 241,679       $ 257,995
Earnings before interest, taxes and minority interest ..........        20,530          26,676
Net income .....................................................         7,260          11,251
Diluted earnings per share .....................................     $    1.14       $    1.76

     The Company's pro forma net income adjusted to reflect the elimination of all special charges and reorganization expenses, all losses on divestitures of assets, and the write-off of debt issuance and amendment costs would have been $12.0 million, or $1.88 per share, for 2001 and $11.4 million, or $1.78 per share, for 2000.

                             ALLTRISTA CORPORATION

4. BUSINESS SEGMENT INFORMATION

     Following the sale of the Triangle, TriEnda and Synergy World plastic thermoforming assets and the third quarter 2001 appointment of new executive management, the Company reorganized its business segments to reflect the new business and management strategy. Prior periods have been reclassified to conform to the current segment definitions.

     The Company is now organized into two distinct segments: Consumer Products and Materials Based Group. The Company's operating segments are managed by the Company's Chief Executive Officer and, with respect to the Consumer Products segment, the division president for consumer products as well. They are responsible for the segments' performance and are also part of the Company's operating decision-making group.

     The Consumer Products segment markets a line of home food preservation products under Ball (Registered Trademark) , Kerr (Registered Trademark) and Bernardin (Registered Trademark) brands. Products include home canning jars which are sourced from major commercial glass container manufacturers, home canning metal closures, and related food products, which are distributed through a wide variety of retail outlets.

     The Materials Based Group provides cast zinc strip and fabricated zinc products primarily for zinc coinage and industrial applications, produces injection molded plastic products used in medical, pharmaceutical and consumer products, and manufactures industrial thermoformed plastic parts for appliances. This segment also included through November 26, 2001, the plastic thermoforming operations of Triangle, TriEnda and Synergy (see Note 2) which produced industrial thermoformed plastic parts for manufactured housing, recreational vehicles, heavy trucking, agriculture equipment, portable restrooms, recreational and construction products.

     Net sales, operating earnings, assets employed in operations, capital expenditures, and depreciation and amortization by segment are summarized as follows:

                                                                                 2001            2000            1999
(thousands of dollars)                                                      --------------   ------------   --------------
NET SALES:
 Consumer products ......................................................     $  120,644      $ 120,381        $133,074
 Materials based group(1)(3)(4) .........................................        185,437        238,047         225,584
 Intercompany ...........................................................         (1,103)        (1,072)          (627)
                                                                              ----------      ---------        --------
   Total net sales ......................................................     $  304,978      $ 357,356        $358,031
                                                                              ==========      =========        ========
OPERATING EARNINGS (LOSS):
 Consumer products ......................................................     $   13,291      $  10,362        $ 17,091
 Materials based group ..................................................          1,801          9,928          21,467
 Intercompany ...........................................................             13             39             (69)
 Unallocated corporate expenses .........................................         (6,146)        (1,347)             (7)
 Gain (loss) on divestitures of assets and product lines(1)(4) ..........       (122,887)            --          19,678
                                                                              ----------      ---------        ---------
   Earnings (loss) before interest, taxes and minority interest .........       (113,928)        18,982          58,160
Interest expense, net ...................................................        (11,791)       (11,917)         (8,395)
                                                                              ----------      ---------        ---------
Income (loss) before taxes and minority interest ........................     $ (125,719)     $   7,065        $ 49,765
                                                                              ==========      =========        =========
ASSETS EMPLOYED IN OPERATIONS:
 Consumer products ......................................................     $   51,301      $  60,713        $ 71,625
 Materials based group(1) ...............................................         55,152        231,956         232,619
                                                                              ----------      ---------        ---------
   Total assets employed in operations ..................................        106,453        292,669         304,244
 Corporate(2) ...........................................................         54,850         16,070          34,507
                                                                              ----------      ---------        ---------
   Total assets .........................................................     $  161,303      $ 308,739        $338,751
                                                                              ==========      =========        =========

                             ALLTRISTA CORPORATION

                                                      2001         2000        1999
(thousands of dollars)                             ----------   ---------   ---------
CAPITAL EXPENDITURES:
 Consumer products .............................    $   633      $ 1,314     $ 5,477
 Materials based group .........................      9,067       12,036      10,893
 Corporate .....................................          7          287         258
                                                    -------      -------     -------
   Total capital expenditures ..................    $ 9,707      $13,637     $16,628
                                                    =======      =======     =======
DEPRECIATION AND AMORTIZATION:
 Consumer products .............................    $ 3,202      $ 3,264     $ 2,505
 Materials based group .........................     15,395       17,813      14,372
 Corporate .....................................        200          234         820
                                                    -------      -------     -------
   Total depreciation and amortization .........    $18,797      $21,311     $17,697
                                                    =======      =======     =======

----------
(1) Effective November 26, 2001, the Company sold the assets of its Triangle, TriEnda and Synergy World plastic thermoforming operations.

(2) Corporate assets primarily include cash and cash equivalents, amounts relating to benefit plans, deferred tax assets and corporate facilities and equipment.

(3)   Includes the net sales of Triangle Plastics effective April 25, 1999.

(4) Effective May 24, 1999, the Company sold its plastic packaging product line.

     The Company's major customers are located within the United States and Canada. Net sales of the Company's products in Canada, including home food preservation products, coinage and thermoformed plastic parts were $26.8 million, $35.3 million and $35.7 million in 2001, 2000 and 1999, respectively. Long-lived assets located outside the United States and net sales outside of the United States and Canada are not material.

5. INVENTORIES

     Inventories were comprised of the following at December 31:

                                           2001        2000
(thousands of dollars)                  ---------   ----------
Raw materials and supplies ..........    $ 5,563     $14,311
Work in process .....................      4,746      10,253
Finished goods ......................     16,685      27,984
                                         -------     -------
   Total inventories ................    $26,994     $52,548
                                         =======     =======

6. DEBT AND INTEREST

     In November 2001, the Company entered into an agreement with its lenders to amend certain provisions of its term loan and revolving credit facilities. The amendment reduced the revolving credit facility from $50 million to $40 million, shortened the facility termination date by one year, accelerated the required principal payments to conform with the shortened term of the facility, modified certain financial covenants, and required that the proceeds from the sale of the thermoforming assets and $15 million from the recovery of income taxes associated with the net operating loss carryback be used to prepay term debt.

     In December 2001, the Company applied the $21.0 million of proceeds from the sale of the thermoformed assets to the outstanding term loan balance. In January 2002, the Company applied $15.0 million of proceeds from the income tax refund related to the thermoformed sale to further pay down the term loan.

                             ALLTRISTA CORPORATION

     The term loan, as amended and reflecting the payments mentioned above, requires quarterly payments of principal of $3.1 million through the first quarter of 2003, with quarterly payments of $11.2 million for the remainder of the term (through March 31, 2004). Interest on the term loan is based upon fixed increments over the adjusted London Interbank Offered Rate or the agent bank's alternate borrowing rate as defined in the agreement. The Company's weighted average interest rate on the term loan outstanding borrowings at December 31, 2001 was 4.3%, exclusive of the effects of the interest rate swap (see below). As of December 31, 2001 and 2000, the outstanding balances of the term loan were $75.5 million and $120.0 million, respectively.

     Because the interest rates applicable to the term loan are based on floating rates identified by reference to market rates, the fair market value of the long-term debt as of December 31, 2001 and 2000 approximates its carrying value.

     Interest on borrowings under the revolving credit facility are based upon fixed increments over the adjusted London Interbank Offered Rate or the agent bank's alternate borrowing rate as defined in the agreement. The agreement also requires the payment of commitment fees on the unused balance. As of December 31, 2001, $9.4 million of borrowings were outstanding under this agreement with a weighted average interest rate of 4.7%. As of December 31, 2000, $16 million of borrowings were outstanding with a weighted average interest rate of 8.1%.

     In February 2001, the Company entered into an agreement with its lenders to amend certain provisions of its term loan and revolving credit facilities. The amendment reduced the revolving credit facility to $50 million, provided for the Company's accounts receivable and inventory to be pledged as collateral, and modified certain financial covenants.

     The Company financed the 1999 acquisition of Triangle Plastics with a $250 million credit facility consisting of a six-year $150 million term loan and a $100 million revolving credit facility with all borrowings scheduled to mature on March 31, 2005. The agreement contains certain guarantees and financial covenants including minimum net worth requirements, minimum fixed charge coverage ratios and maximum financial leverage ratios.

     As part of the financing in 1999, the Company paid off $25.7 million of existing debt. The Company incurred a $1.7 million pretax ($1.0 million after-tax) prepayment charge in connection with the payoff. The charge is reported as an extraordinary loss on the Consolidated Statement of Operations.

     In May 1999, the Company entered into a three-year interest rate swap with an initial notional value of $90 million. The swap effectively fixed the interest rate on approximately 60% of the Company's term debt at a maximum rate of 7.98% for the three-year period. Adjusted for the application of proceeds from the sale of thermoformed assets and from the related income tax refund, the swap now covers 100% of the Company's term debt. The fair market value of the swap as of December 31, 2001 and 2000 was approximately $(524,000) and $45,000, respectively.

     As of December 31, 2001, maturities on long-term debt over the next five years, were $19.1 million in 2002, $43.5 million in 2003, $12.9 million in 2004, and none for 2005 and 2006. Maturities on long-term debt over the next five years, as adjusted to reflect the application of the $15 million of proceeds from the income tax refund as mentioned above, are $27.4 million in 2002, $36.8 million in 2003, $11.2 million in 2004, and none for 2005 and 2006.

     Interest paid on the Company's borrowings during the years ended December 31, 2001, 2000 and 1999 was $9.5 million, $11.4 million and $8.3 million, respectively.

                             ALLTRISTA CORPORATION

7. SPECIAL CHARGES (CREDITS) AND REORGANIZATION EXPENSES

     The Company incurred net special charges (credits) and reorganization expenses of $5.0 million, $0.4 million and $2.3 million for 2001, 2000 and 1999, respectively. These amounts are comprised of the following (in millions):


                                                                      2001        2000        1999
                                                                   ---------   ---------   ---------
Costs to evaluate strategic options ............................    $  1.4      $  0.6       $  --
Discharge of deferred compensation obligations .................      (4.1)         --          --
Separation costs for former officers ...........................       2.6          --          --
Stock option compensation ......................................       2.4          --          --
Corporate restructuring costs ..................................       2.3          --          --
Costs to exit facilities .......................................       0.8          --         2.3
Reduction of long-term performance-based compensation ..........        --        (1.6)         --
Litigation charges .............................................        --         1.4          --
Items related to divested thermoforming operations .............      (0.4)         --          --
                                                                    ------      ------       -----
                                                                    $  5.0      $  0.4       $ 2.3
                                                                    ======      ======       =====

     During 2001, certain participants in the Company's deferred compensation plans agreed to forego balances in those plans in exchange for loans from the Company in the same amounts. The loans, which were completed during 2001, bear interest at the applicable federal rate and require the individuals to secure a life insurance policy having the death benefit equivalent to the amount of the loan payable to the Company. All accrued interest and principal on the loans are payable upon the death of the participant and their spouse. The Company recognized $4.1 million of pre-tax income during 2001 related to the discharge of the deferred compensation obligations.

     On September 25, 2001, the Company announced the departure from the Company of Thomas B. Clark, Chairman, President and Chief Executive Officer, and Kevin D. Bower, Senior Vice President and Chief Financial Officer. The Board announced the appointment of Martin E. Franklin as Chairman and Chief Executive Officer and Ian G.H. Ashken as Vice Chairman, Chief Financial Officer and Secretary. Separation costs associated with this management reorganization were approximately $2.6 million.

     During September 2001, options were granted to participants under the Company's 2001 Stock Option Plan. Because the options granted under this new plan were still subject to stockholder approval at the time of grant, the options resulted in a one-time charge of $2.4 million which was recorded in the fourth quarter of 2001 (see Note 10) following stockholder approval of the 2001 Stock Option Plan on December 18, 2001.

     During the fourth quarter of 2001, the Company incurred corporate restructuring costs in the amount of $2.3 million. These include costs related to the transitioning of the corporate office function from Indianapolis, Indiana to Rye, New York and Muncie, Indiana, costs to reincorporate in Delaware and to hold a special meeting of stockholders, and other costs including professional fees. Of this amount, $1.8 million remained unpaid as of December 31, 2001.

     In August 2001, the Company announced that it would be consolidating its home canning metal closure production from its Bernardin Ltd. Toronto, Ontario facility into its Muncie, Indiana manufacturing operation. The total cost to exit the Toronto facility was $0.8 million and includes a $0.3 million loss on the sale and disposal of equipment, and $0.5 million of employee severance costs. Of the $0.5 million accrued liability established for severance costs, approximately $0.4 million had been expended through December 31, 2001. The Company will continue to distribute its products in Canada through Bernardin, Ltd.

     During 2001, items recognized related to the divested thermoforming operations included a pre-tax gain of $1.0 million in connection with an insurance recovery associated with a property casualty. Also in

                             ALLTRISTA CORPORATION

August 2001, the Company announced that it had vacated its former Triangle Plastics facility in Independence, Iowa and integrated personnel and capabilities into its other operating and distribution facilities in the area. The total cost to exit this Iowa facility was $0.6 million and includes $0.4 million in future lease obligations and an additional $0.2 million of costs related to the leased facility.

     During 2000, the Company recorded a pre-tax gain of $1.6 million related to a reduction in long-term performance-based compensation. Also during 2000, the Company reached settlements in legal disputes incurring $1.4 million in net settlement and legal expenses.

     During 1999, the Company incurred $2.3 million in costs associated with the exit of a plastic thermoforming facility.

8. TAXES ON INCOME

     The components of the provision for income taxes attributable to continuing operations were as follows for the years ended December 31:

                                                        2001            2000         1999
(thousands of dollars)                             --------------   -----------   ----------
Current income tax expense (benefit):
U.S. federal ...................................     $  (13,978)      $  (166)     $ 19,233
 Foreign .......................................          1,163           462           960
 State and local ...............................           (500)          (59)        2,880
                                                     ----------       -------      --------
   Total .......................................        (13,315)          237        23,073
                                                     ----------       -------      --------
Deferred income tax expense (benefit):
 U.S. federal ..................................        (33,707)        1,135        (3,635)
 State, local and other ........................         (4,962)          187          (580)
                                                     ----------       -------      --------
   Total .......................................        (38,669)        1,322        (4,215)
                                                     ----------       -------      --------
Income tax benefit applied to goodwill .........         11,541           843           600
                                                     ----------       -------      --------
Total income tax provision (benefit) ...........     $  (40,443)      $ 2,402      $ 19,458
                                                     ==========       =======      ========

     Foreign pre-tax income was $0.9 million, $2.5 million and $1.0 million in 2001, 2000 and 1999, respectively.

     Deferred tax liabilities (assets) are comprised of the following at December 31:


                                                      2001           2000
(thousands of dollars)                           --------------   ----------
Property, equipment and intangibles ..........     $    9,430      $ 17,559
Other ........................................          2,314           346
                                                   ----------      --------
 Gross deferred tax liabilities ..............         11,744        17,905
                                                   ----------      --------
Net operating loss ...........................        (39,909)           --
Accounts receivable allowances ...............           (388)         (580)
Inventory valuation ..........................         (1,730)       (1,312)
Compensation and benefits ....................         (4,010)       (5,352)
Other ........................................         (1,351)       (2,214)
                                                   ----------      --------
 Gross deferred tax assets ...................        (47,388)       (9,458)
                                                   ----------      --------
Valuation allowance ..........................          5,395            --
                                                   ----------      --------
Net deferred tax liability (asset) ...........     $  (30,249)     $  8,447
                                                   ==========      ========

                             ALLTRISTA CORPORATION

     Approximately $103 million of net operating loss carryforwards remain at December 31, 2001. Their use is limited to future taxable income of the Company. The carryforwards expire in 2021. The Company established a valuation allowance against a portion of the net tax benefit associated with all carryforwards and temporary differences at December 31, 2001, as it is more likely than not that these will not be fully utilized in the available carryforward period. (See Note 19.)

     The difference between the federal statutory income tax rate and the Company's effective income tax rate as a percentage of income from continuing operations is reconciled as follows:

                                                  2001         2000         1999
                                               ----------   ----------   ----------
Federal statutory tax rate .................       35.0%        35.0%        35.0%
Increase (decrease) in rates resulting from:
 State and local taxes, net ................        3.3          1.0          3.0
 Foreign ...................................       ( .9)        (2.2)         1.2
 Valuation allowance .......................       (4.3)          --           --
 Other .....................................       (0.9)          .2         ( .1)
                                                   ----         ----         ----
Effective income tax rate ..................       32.2%        34.0%        39.1%
                                                   ====         ====         ====

     In 1999, the income tax expense or benefit from discontinued operations differed from an expense or benefit calculated using the federal statutory tax rate primarily due to state income taxes and the amortization of intangible assets.

     Total income tax payments made by the Company during the years ended December 31, 2001, 2000 and 1999 were $1.0 million, $1.7 million and $23.2 million, respectively.

9. RETIREMENT AND OTHER EMPLOYEE BENEFIT PLANS

     The Company has multiple defined contribution retirement plans that qualify under section 401(k) of the Internal Revenue Code. The Company's contributions to these retirement plans were $1.5 million, $1.5 million and $1.9 million, respectively, in the years ended December 31, 2001, 2000 and 1999.

     The Company also maintains a defined benefit pension plan for certain of its hourly employees. The components of net periodic pension expense for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                                   2001          2000          1999
(thousands of dollars)                                         -----------   -----------   -----------
Service cost of benefits earned during the period ..........    $    273      $    280      $    291
Interest cost on projected benefit obligation ..............         907           853           807
Investment loss (gain) on plan assets ......................       1,793        (1,648)       (1,670)
Net amortization and deferral ..............................      (2,942)          630           802
                                                                --------      --------      --------
Net periodic pension expense ...............................    $     31      $    115      $    230
                                                                ========      ========      ========

                             ALLTRISTA CORPORATION

     The following table is a reconciliation of the benefit obligation and the fair value of plan assets as of December 31, 2001 and 2000:

                                                                2001            2000
(thousands of dollars)                                      ------------   -------------
Change in benefit obligation:
 Benefit obligation at beginning of year ................     $ 12,304       $11,541
 Service cost ...........................................          273           280
 Interest cost ..........................................          907           853
 Amendments .............................................          232            --
 Actuarial gain .........................................         (113)          (58)
 Benefits paid ..........................................         (386)         (312)
                                                              --------       --------
 Benefit obligation at end of year ......................       13,217        12,304
                                                              --------       --------
Change in plan assets:
 Fair value of plan assets at beginning of year .........       13,320        12,087
 Actual return on plan assets ...........................       (1,793)        1,648
 Benefits paid ..........................................         (445)         (415)
                                                              --------       --------
 Fair value of plan assets at end of year ...............       11,082        13,320
                                                              --------       --------
 Funded status ..........................................       (2,135)        1,016
 Unrecognized net transitional asset ....................           --            (1)
 Unrecognized prior service cost ........................          882           745
 Unrecognized net loss (gain) ...........................          884        (2,098)
 Additional minimum liability ...........................       (1,279)           --
                                                              --------       ---------
 Accrued benefit cost ...................................     $ (1,648)      $  (338)
                                                              ========       =========


     The actuarial assumptions used to compute the funded status of the plan for 2001 and 2000 include a discount rate of 7.50% and an expected long-term rate of return on assets of 9.0%.


     In accordance with the provisions of SFAS 87, "Employer's Accounting for Pensions," the Company recorded an additional minimum liability of $1.3 million at December 31, 2001, representing the excess of the unfunded accumulated benefit obligation over the accrued pension cost. The additional minimum liability has been offset by an intangible asset to the extent of previously unrecognized prior service cost, with the remainder of $0.4 million recorded as a component of accumulated other comprehensive loss.

     The Company also provides certain postretirement medical and life insurance benefits for a portion of its non-union employees.

     The components of net periodic postretirement benefit expense for the years ended December 31, 2001, 2000 and 1999 are as follows:


                                                2001       2000       1999
(thousands of dollars)                        --------   --------   -------
Service cost of benefits earned ...........    $  62      $  60      $ 67
Interest cost on liability ................      112        105       105
Net amortization and deferral .............      (15)       (14)        2
                                               -----      -----      ----
 Net postretirement benefit cost ..........    $ 159      $ 151      $174
                                               =====      =====      ====

                             ALLTRISTA CORPORATION

     The status of the Company's unfunded postretirement benefit obligation at December 31, 2001 and 2000 follows:

                                                        2001         2000
(thousands of dollars)                               ---------   ------------
Change in benefit obligation:
 Benefit obligation at beginning of year .........    $1,553        $1,446
 Service cost ....................................        62            60
 Interest cost ...................................       112           105
 Actuarial loss (gain) ...........................       109            (9)
 Benefits paid ...................................       (61)          (49)
                                                      ------        -------
 Benefit obligation at end of year ...............     1,775         1,553
 Unrecognized prior service cost .................       (46)          (49)
 Unrecognized net gain ...........................       339           443
                                                      ------        -------
 Accrued benefit cost ............................    $2,068        $1,947
                                                      ======        =======

     The assumed discount rate used to measure the benefit obligation was 7.00% and 7.50% as of December 31, 2001 and 2000, respectively. Increases in health care costs would not materially impact the benefit obligation or the annual service and interest costs recognized as benefits under the medical plan consist of a defined dollar monthly subsidy toward the retiree's purchase of medical insurance for the majority of employees covered.

     Through December 31, 2001, the Company had a deferred compensation plan that permitted eligible employees to defer a specified portion of their compensation. The deferred compensation earned rates of return as specified in the plan. As of December 31, 2001 and 2000, the Company had accrued $2.2 million and $6.4 million, respectively, for its obligations under this plan. Interest expense on this obligation was $0.2 million, $0.3 million and $0.7 million in 2001, 2000 and 1999, respectively. Effective January 1, 2002 the deferred compensation plan has been terminated. Participants may elect to keep their existing balances in the plan, and if so those balances will earn a rate of return equal to the federal funds overnight repurchase rate.

     To effectively fund the deferred compensation obligation, the Company had purchased variable rate life insurance contracts. These insurance contracts were surrendered in June 2001 and therefore the obligation at December 31, 2001 is unfunded. The cash surrender value of the contracts included in Other Assets at December 31, 2000 was $6.6 million.

     During 2001, certain participants in the Company's deferred compensation plans agreed to forego balances in those plans in exchange for loans from the Company in the same amounts. The loans, which were completed during 2001, bear interest at the applicable federal rate and require the individuals to secure a life insurance policy having the death benefit equivalent to the amount of the loan payable to the Company. All accrued interest and principal on the loans are payable upon the death of the participant and their spouse. The Company recognized $4.1 million of pre-tax income during 2001 related to the discharge of the deferred compensation obligations. These amounts are included in Special Charges (Credits) and Reorganization Expenses on the Consolidated Statement of Operations.

10. STOCK PLANS

     The Company maintains the 1998 Long-Term Equity Incentive Plan that allows for grants of stock options, restricted stock, stock equivalent units, stock appreciation rights and other stock-related forms of incentive compensation. As of December 31, 2001, there were 383,490 shares available for grant under this long-term equity incentive plan.

                             ALLTRISTA CORPORATION

     Effective September 24, 2001, the Company established the 2001 Stock Option Plan for the purpose of granting options for the purchase of common shares to the Company's executive officers and independent directors. Options vest to, and are exercisable by, participants on the earlier of 1) the date the Company's closing stock price equals or exceeds $17 per share or 2) the seventh anniversary of the grant date. During September, 570,000 options were granted to participants under this new plan. Because the options granted under this new plan were still subject to stockholder approval at the time of grant, the options resulted in a one-time charge of $2.4 million which was recorded in the fourth quarter of 2001. The charge represents the difference between the exercise price of the options of $10.95 (the fair value at the date of grant) and the fair value of the Company's stock at the time of stockholder approval on December 18, 2001 which was $15.20. This charge is included in Special Charges (Credits) and Reorganization Expenses on the Consolidated Statement of Operations. As of December 31, 2001, there were 80,000 shares available for grant under the 2001 Stock Option Plan.

     The Company also maintains the 1993 Stock Option Plan and the 1993 and 1996 Stock Option Plans for Nonemployee Directors whereby stock options are granted to key employees and non-employee directors. As of December 31, 2001, there were 222,042 shares available for grant under these stock option plans. New stock option issuances are generally made under the 1998 and 2001 plans.

     A summary of stock option activity for the years ended December 31, 2001 and 2000 is as follows:

                                                          2001                                           2000
                                     ---------------------------------------------- ----------------------------------------------
                                                     WEIGHTED                                       WEIGHTED
                                                       AVG.                                           AVG.
                                        SHARES     OPTION PRICE      PRICE RANGE       SHARES     OPTION PRICE      PRICE RANGE
                                     ------------ -------------- ------------------ ------------ -------------- ------------------
Outstanding at beginning of
 year ..............................    306,170      $  18.27     $   10.89-$27.94     276,110      $  18.81     $   10.89-$27.94
New options granted ................    666,000         11.06          10.95-15.09      80,750         16.54          12.50-23.75
Exercised ..........................    (15,355)        10.89          10.89-10.89     (20,890)        12.38          10.89-19.63
Canceled ...........................    (33,843)        19.62          13.00-27.94     (29,800)        23.53          19.63-27.94
                                        -------      --------     ----------------     -------      --------     ----------------
Outstanding at end of year .........    922,972         13.14          10.95-27.94     306,170         18.27          10.89-27.94
Exercisable at end of year .........    242,543      $  18.37     $   12.50-$27.94     213,650      $  18.70     $   10.89-$27.94

     Significant option groups outstanding at December 31, 2001 and related weighted average price and life information follows:


                          OPTIONS     WEIGHTED AVERAGE     OPTIONS     WEIGHTED AVERAGE      WEIGHTED AVERAGE
EXERCISE PRICE          OUTSTANDING     EXERISE PRICE    EXERCISABLE    EXERCISE PRICE    REMAINING LIFE (YEARS)
---------------------- ------------- ------------------ ------------- ------------------ -----------------------
$22.25-$27.94.........     52,576         $  23.95          43,893         $  23.70                 4.36
18.75-21.50 ..........    108,894            20.89         106,148            20.92                 3.65
10.95-15.09 ..........    761,502            11.29          92,502            12.91                 8.69

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated.

                             ALLTRISTA CORPORATION

                                                          2001           2000          1999
(thousands of dollars, except per share amounts)     -------------   -----------   ------------
Net income (loss)
 As reported .....................................     $ (85,429)      $ 4,922       $ 29,192
 Pro forma .......................................       (85,724)        4,624         28,899
Basic earnings (loss) per share
 As reported .....................................     $  (13.43)      $  0.78       $   4.34
 Pro forma .......................................        (13.47)         0.73           4.29
Diluted earnings (loss) per share
 As reported .....................................     $  (13.43)      $  0.77       $   4.28
 Pro forma .......................................        (13.47)         0.72           4.24

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: no dividend yield for all years, expected volatility of 37, 36 and 25 percent, risk-free interest rates of 4.8, 5.1 and 5.4 percent and expected lives of 7.5 years for all periods. The average fair value of each option granted in 2001, 2000 and 1999 was $5.77, $8.26 and $8.62, respectively.

     The Company also grants restricted stock to key employees. The company granted 500, 3,250 and 6,950 shares in 2001, 2000 and 1999, respectively.

     The Company also maintains an employee stock purchase plan whereby the Company matches 20% of each participating employee's monthly payroll deduction, up to $500. The Company thereby contributed $59,000, $144,000 and $166,000 to the plan in 2001, 2000 and 1999, respectively.

11. LEASE COMMITMENTS

     The Company has commitments under operating leases, certain of which extend through 2008. These commitments total $2.7 million in 2002, $2.6 million in 2003, $2.3 million in 2004, $1.6 million in 2005, $0.6 million in 2006 and $0.4 million in total for all later years. Total lease expense was $4.8 million in 2001, $4.1 million in 2000 and $3.5 million in 1999.

12. CONTINGENCIES

     The Company is involved in various legal disputes in the ordinary course of business. In addition, the Environmental Protection Agency has designated the Company as a potentially responsible party, along with numerous other companies, for the clean up of several hazardous waste sites. Based on currently available information, the Company does not believe that the disposition of any of the legal or environmental disputes the Company is currently involved in will have a material adverse effect upon the financial condition, results of operations, cash flows or competitive position of the Company. It is possible, that as additional information becomes available, the impact on the Company of an adverse determination could have a different effect.

13. NEW ACCOUNTING PRONOUNCEMENTS

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

                             ALLTRISTA CORPORATION

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

     In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. This standard supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. The new standard also supersedes the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. SFAS 144 is effective for the Company beginning with the first quarter of 2002, and its adoption is not expected to have a material impact on the Company's results of operations or financial position.


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

     The Company uses interest rate swaps to manage a portion of its exposure to short-term interest rate variations with respect to the London Interbank Offered Rate on its term debt obligations. The Company has designated the interest rate swaps as cash flow hedges. Gains and losses related to the effective portion of the interest rate swaps are reported as a component of other comprehensive income and reclassified into earnings in the same period the hedged transaction affects earnings. Because the terms of the swaps exactly match the terms of the underlying debt, the swaps are perfectly effective. The interest rate swap agreements expire in March 2002.


15. RELATED PARTY TRANSACTIONS

     On May 7, 2001, the Company entered into a letter of intent (the "Letter") with Marlin Partners II, LP (Marlin), Catterton Partners, L.P. and Alpha Private Equity Group (collectively, the "Other Investors") for the acquisition by Marlin and the Other Investors of all of the issued and outstanding common stock of the Company. At the time, Marlin was a related party due to its ownership of approximately 10 percent of the issued and outstanding common stock of the Company. Mr. Martin Franklin and Mr. Ian Ashken, the Company's current Chairman and CEO, and Vice Chairman and CFO,

                             ALLTRISTA CORPORATION
respectively, were the managing partners of Marlin. According to the terms of the Letter, Marlin was reimbursed approximately $480,000 of expenses related to the contemplated transaction. On June 24, 2001, Messrs. Franklin and Ashken became Directors of the Company and on September 24, 2001, Messrs. Franklin and Ashken became executive officers of the Company.

16. EARNINGS PER SHARE

     Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated based on the weighted average number of outstanding common shares plus the dilutive effect of stock options as if they were exercised. Due to the net loss for 2001, the effect of the potential exercise of stock options was not considered in the diluted earnings per share calculation for that year since it would be antidilutive.


     A computation of earnings per share is as follows for the years ended December 31:

                                                                          2001            2000         1999
(thousands, except per share amounts)                                --------------   -----------   ----------
Income (loss) from continuing operations .........................     $  (85,429)      $ 4,922      $ 30,307
Discontinued operations ..........................................             --            --           (87)
Extraordinary loss from early extinguishment of debt .............             --            --        (1,028)
                                                                       ----------       -------      --------
Net income (loss) ................................................     $  (85,429)      $ 4,922      $ 29,192
                                                                       ==========       =======      ========
Weighted average shares outstanding ..............................          6,363         6,338         6,734
Additional shares assuming conversion of stock options ...........             --            45            85
                                                                       ----------       -------      --------
Weighted average shares outstanding assuming conversion ..........          6,363         6,383         6,819
                                                                       ==========       =======      ========
Basic earnings (loss) per share:
Income (loss) from continuing operations .........................     $   (13.43)      $   .78      $   4.50
Discontinued operations ..........................................             --            --         ( .01)
Extraordinary loss from early extinguishment of debt .............             --            --         ( .15)
                                                                       ----------       -------      --------
Net income (loss) ................................................     $   (13.43)      $   .78      $   4.34
                                                                       ==========       =======      ========
Diluted earnings (loss) per share -- assuming conversion:
Income (loss) from continuing operations .........................     $   (13.43)      $   .77      $   4.44
Discontinued operations ..........................................             --            --         ( .01)
Extraordinary loss from early extinguishment of debt .............             --            --         ( .15)
                                                                       ----------       -------      --------
Net income (loss) ................................................     $   (13.43)      $   .77      $   4.28
                                                                       ==========       =======      ========

17. QUARTERLY STOCK PRICES (UNAUDITED)


     Quarterly sales prices for the Company's common stock, as reported on the composite tape, were as follows:

                    FIRST         SECOND        THIRD         FOURTH
                   QUARTER       QUARTER       QUARTER       QUARTER
                 -----------   -----------   -----------   -----------
2001
----
High .........     $ 15.13       $ 16.15       $ 13.03       $ 16.05
Low ..........     $ 12.30       $ 11.64       $ 10.70       $ 11.30
                   -------       -------       -------       -------
2000
----
High .........     $ 25.00       $ 25.50       $ 23.50       $ 20.94
Low ..........     $ 21.00       $ 20.00       $ 20.75       $ 10.00
                   -------       -------       -------       -------

                             ALLTRISTA CORPORATION

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


     Summarized quarterly results of operations for 2001, 2000 and 1999 were as follows:

                                                        FIRST           SECOND
                                                       QUARTER         QUARTER
 (thousands of dollars, except per share amounts)  --------------- ---------------
2001
----
Net sales ........................................    $ 69,027       $   90,598
                                                      --------       ----------
Gross profit .....................................      14,935           24,677
                                                      --------       ----------
Net income (loss) from continuing
 operations ......................................        (238)(1)        5,111(2)
                                                      --------       ------------
Net income (loss) ................................        (238)           5,111
                                                      --------       ------------
Basic earnings (loss) per share:
 Income (loss) from continuing
   operations ....................................    $   (.04)      $      .80
                                                      --------       ------------
 Net income (loss) ...............................    $   (.04)      $      .80
                                                      --------       ------------
Diluted earnings (loss) per share:
 Income (loss) from continuing
   operations ....................................    $   (.04)      $      .80
                                                      --------       ------------
 Net income (loss) ...............................    $   (.04)      $      .80
                                                      --------       ------------
2000
----
Net sales ........................................    $ 84,455       $  114,998
                                                      --------       ------------
Gross profit .....................................      18,808           30,824
                                                      --------       ------------
Net income (loss) from continuing
 operations ......................................         444            6,210(5)
                                                      --------       ------------
Net income (loss) ................................         444            6,210
                                                      --------       ------------
Basic earnings (loss) per share:
 Income (loss) from continuing
   operations ....................................    $    .07       $      .99
                                                      --------       ------------
 Net income (loss) ...............................    $    .07       $      .99
                                                      --------       ------------
Diluted earnings (loss) per share:
 Income (loss) from continuing
   operations ....................................    $    .07       $      .98
                                                      --------       ------------
 Net income (loss) ...............................    $    .07       $      .98
                                                      --------       ------------
1999
----
Net sales ........................................    $ 53,411       $  113,653
                                                      --------       ------------
Gross profit .....................................      12,318           33,678
                                                      --------       ------------
Net income from continuing operations.............       1,963           20,364(8)
                                                      --------       ------------
Net income (loss) ................................       2,099           19,336
                                                      --------       ------------
Basic earnings (loss) per share:
 Income from continuing operations ...............    $    .29       $     3.03
                                                      --------       ------------
 Net income (loss) ...............................    $    .31       $     2.88
                                                      --------       ------------
Diluted earnings (loss) per share:
 Income from continuing operations ...............    $    .29       $     2.99
                                                      --------       ------------
 Net income (loss) ...............................    $    .31       $     2.84
                                                      --------       ------------



                                                          THIRD             FOURTH
                                                         QUARTER           QUARTER          TOTAL
 (thousands of dollars, except per share amounts)  ------------------ ----------------- -------------
2001
----
Net sales ........................................    $    90,477        $   54,876       $ 304,978
                                                      -----------        ----------       ---------
Gross profit .....................................         22,178             9,512          71,302
                                                      -----------        ----------       ---------
Net income (loss) from continuing
 operations ......................................        (83,032)(3)        (7,270)(4)     (85,429)
                                                      -----------        ----------       ---------
Net income (loss) ................................        (83,032)           (7,270)        (85,429)
                                                      -----------        ----------       ---------
Basic earnings (loss) per share:
 Income (loss) from continuing
   operations ....................................    $    (13.04)       $    (1.14)     $   (13.43)
                                                      -----------        ----------      ----------
 Net income (loss) ...............................    $    (13.04)       $    (1.14)     $   (13.43)
                                                      -----------        ----------      ----------
Diluted earnings (loss) per share:
 Income (loss) from continuing
   operations ....................................    $    (13.04)       $    (1.14)     $   (13.43)
                                                      -----------        ----------      ----------
 Net income (loss) ...............................    $    (13.04)       $    (1.14)     $   (13.43)
                                                      -----------        ----------      ----------
2000
----
Net sales ........................................    $    97,096        $   60,807      $  357,356
                                                      -----------        ----------      ----------
Gross profit .....................................         23,123             9,030          81,785
                                                      -----------        ----------      ----------
Net income (loss) from continuing
 operations ......................................          1,641(6)         (3,373)(7)       4,922
                                                      -------------      ----------      ----------
Net income (loss) ................................          1,641            (3,373)          4,922
                                                      -------------      ----------      ----------
Basic earnings (loss) per share:
 Income (loss) from continuing
   operations ....................................    $       .26        $     (.53)     $      .78
                                                      -------------      ----------      ----------
 Net income (loss) ...............................    $       .26        $     (.53)     $      .78
                                                      -------------      ----------      ----------
Diluted earnings (loss) per share:
 Income (loss) from continuing
   operations ....................................    $       .26        $     (.53)     $      .77
                                                      -------------      ----------      ----------
 Net income (loss) ...............................    $       .26        $     (.53)     $      .77
                                                      -------------      ----------      ----------
1999
----
Net sales ........................................    $   112,768        $   78,199      $  358,031
                                                      -------------      ----------      ----------
Gross profit .....................................         33,817            20,910         100,723
                                                      -------------      ----------      ----------
Net income from continuing operations.............          7,813               167(9)       30,307
                                                      -------------      ------------    ----------
Net income (loss) ................................          7,813               (56)         29,192
                                                      -------------      ------------    ----------
Basic earnings (loss) per share:
 Income from continuing operations ...............    $      1.16        $      .02      $     4.50
                                                      -------------      ------------    ----------
 Net income (loss) ...............................    $      1.16        $     (.01)     $     4.34
                                                      -------------      ------------    ----------
Diluted earnings (loss) per share:
 Income from continuing operations ...............    $      1.14        $      .02      $     4.44
                                                      -------------      ------------    ----------
 Net income (loss) ...............................    $      1.14        $     (.01)     $     4.28
                                                      -------------      ------------    ----------

                             ALLTRISTA CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

----------
(1) Includes $1.3 million of income (net of tax) related to the discharge of deferred compensation obligations.

(2) Includes $1.5 million of income (net of tax) related to the discharge of deferred compensation obligations, a $0.7 million gain (net of tax) related to an insurance recovery associated with a property casualty and $0.9 million of costs (net of tax) associated with the Company's evaluation of its strategic options.

(3) Includes an $81.2 million loss (net of tax) related to the sale of thermoforming assets, $1.8 million of separation costs (net of tax) related to the management reorganization and $0.9 million of costs (net of tax) associated with the exit of facilities.

(4) Includes $1.5 million of costs (net of tax) associated with corporate restructuring, a $1.6 million charge (net of tax) for stock option compensation, $1.0 million of costs (net of tax) associated with the write-off of debt issuance and amendment costs, an additional $0.9 million loss (net of tax) related to the sale of thermoforming assets and a $0.9 million loss (net of tax) related to the sale of the Company's interest in Microlin, LLC.

(5) Includes $1.1 million of income (net of tax) associated with the reduction in long-term performance-based compensation.

(6)   Includes $1.5 million of costs (net of tax) related to litigation.

(7)   Includes $0.6 million of income (net of tax) related to litigation.

(8) Includes a $12.2 million gain (net of tax) on the sale of the Company's plastic packaging product line.

(9) Includes $1.4 million of costs (net of tax) associated with the exit of a plastics thermoforming facility.


Note: Earnings per share calculations for each quarter are based on the weighted average number of shares outstanding for each period, and the sum of the quarterly amounts may not necessarily equal the annual earnings per share amounts.


NOTE 19. SUBSEQUENT EVENT


     On March 9, 2002, The Job Creation and Workers Assistance Act of 2002 was enacted which provides, in part, for the carryback of 2001 net operating losses for five years instead of the previous two year period. As a result, the company filed for an additional refund of $22.8 million, of which $22.2 million was received on March 22, 2002. At December 31, 2001, the federal net operating losses were recorded as a deferred tax asset with a valuation allowance of $11.7 million. This valuation allowance will be reversed in the first quarter of 2002 resulting in a deferred tax benefit.


     On January 24, 2002, Martin E. Franklin, Chairman and Chief Executive Officer, and Ian G.H. Ashken, Vice Chairman, Chief Financial Officer and Secretary, received loans from the Company in the amounts of $3.3 million and $1.6 million, respectively. The purpose of these loans, which are due on January 23, 2007, is to exercise non-qualified stock options granted under the Company's 2001 Stock Option Plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   No disclosure required under Item 9.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G (3).

     Information regarding directors required by Item 10 appearing under the caption "Director Nominees and Continuing Directors" of the Company's proxy statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference. The proxy statement is expected to be filed with the Commission on or about April 15, 2002.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 appearing under the caption "Executive Compensation" of the Company's proxy statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference. The proxy statement is expected to be filed with the Commission on or about April 15, 2002.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 appearing under the captions "Voting Securities and Principal Stockholders" and "Security Ownership by Management and Directors" of the Company's proxy statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference. The proxy statement is expected to be filed with the Commission on or about April 15, 2002.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 appearing under the caption "Certain Relationships and Related Transactions" of the Company's proxy statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference. The proxy statement is expected to be filed with the Commission on or about April 15, 2002.


                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

(1) FINANCIAL STATEMENTS


                                                                                          LOCATION
                                                                                          IN 10-K
                                                                                         ---------
Consolidated statements of operations -- Years ended December 31, 2001, 2000 and 1999     Item 8
Consolidated balance sheets -- December 31, 2001 and 2000 ............................    Item 8
Consolidated statements of cash flows -- Years ended December 31, 2001 2000 and 1999 .    Item 8
Consolidated statements of changes in stockholders' equity -- Years ended December 31,
 2001, 2000 and 1999 .................................................................    Item 8
Consolidated statements of comprehensive income -- Years ended December 31, 2001, 2000
 and 1999 ............................................................................    Item 8
Notes to consolidated financial statements ...........................................    Item 8
Report of independent auditors .......................................................    Item 8

(2) FINANCIAL STATEMENT SCHEDULE:


     See Schedule II of this Form 10-K.


(3) EXHIBITS:


     Copies of exhibits incorporated by reference can be obtained from the SEC and are located in SEC File No. 0-21052.

    EXHIBIT
    NUMBER     DESCRIPTION OF EXHIBIT
-------------- -----------------------------------------------------------------------------------------------------------
       2.1     Asset Purchase Agreement by and between Alltrista Plastics Corporation, TriEnda Corporation, Quoin
               Corporation, Alltrista Corporation and Wilbert, Inc., dated October 15, 2001 (filed as Exhibit 10.7 to the
               Company's Report on Form 10-Q, Filing No. 0-21052, and incorporated herein by reference, filed
               November 14, 2001).
       2.2     Amendment to Asset Purchase Agreement by and between Alltrista Plastics Corporation, TriEnda
               Corporation, Quoin Corporation, Alltrista Corporation and Wilbert, Inc., dated November 29, 2001
               (filed as Exhibit 10-2 to the Company's Report on Form 8-K, Filing No. 0-21052, and incorporated herein by reference, filed December 14, 2001).
       2.3     Agreement and Plan of Merger between Alltrista Corporation and Alltrista Reincorporation MergerSub,
               Inc. (filed as Exhibit A to the Company's Definitive Proxy Statement, Filing No. 0-21052, and
               incorporated herein by reference, filed November 26, 2001).
      *3.1     Restated Certificate of Incorporation.
       3.2     Bylaws of Alltrista Corporation (filed as Exhibit C to the Company's Definitive Proxy Statement, Filing
               No. 0-21052, and incorporated herein by reference, filed November 26, 2001).
       4.1     Form of Rights Agreement (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q, Filing
               No. 0-21052, and incorporated herein by reference, filed May 12, 1999).
       4.2     Amendment to Rights Agreement, dated as of July 19, 2001, between the Company and EquiServe Trust
               Company, N.A. as successor in interest to The First Chicago Trust Company of New York as Rights
               Agent (filed as Exhibit 4.1 to the Company's Form 8-K, Filing No. 0-21052, and incorporated herein by reference, filed August 21, 2001).
       4.3     Amendment to Rights Agreement, dated as of December 14, 2001, between the Company and
               EquiServe Trust Company, N.A. as successor in interest to the First Chicago Trust Company of New
               York as Rights Agent (filed as Exhibit 1 to the Company's Form 8-A/A, Filing No. 0-21052, and
               incorporated herein by reference, filed January 9, 2002).
     #10.1     Form of Alltrista Corporation 1993 Stock Option Plan for Nonemployee Directors (filed as Exhibit 10.2 to the Company's Registration Statement on Form 10, Filing No. 0-21052, and incorporated herein by reference, filed March 17, 1993).
     #10.2     Form of Alltrista Corporation 1993 Stock Option Plan (filed as Exhibit 10.3 to the Company's
               Registration Statement on Form 10, Filing No. 0-21052, and incorporated herein by reference, filed
               March 17, 1993).
     #10.3     Form of Alltrista Corporation 1996 Stock Option Plan for Nonemployee Directors (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K, Filing No. 0-21052, and incorporated herein by reference, filed March 27, 1997).
     #10.4     Form of Alltrista Corporation 1993 Restricted Stock Plan (filed as Exhibit 10.4 to the Company's
               Registration Statement on Form 10, Filing No. 0-21052, and incorporated herein by reference, filed
               March 17, 1993.
      10.5     Form of Change of Control Agreement (filed as Exhibit 10.6 to the Company's Annual Report on Form
               10-K, Filing No. 0-21052, and is incorporated herein by reference, filed March 29, 1999).
      10.6     Form of Amendment to Change of Control Agreement, effective June 21, 2001 (filed as Exhibit 10.16 to the Company's Report on Form 10-Q, Filing No. 0-21052, and is incorporated herein by reference, filed
               August 10, 2001).

    EXHIBIT
     NUMBER     DESCRIPTION OF EXHIBIT
--------------- ---------------------------------------------------------------------------------------------------------
        *10.7   List of Alltrista Corporation officers party to Exhibit 10.5 and Exhibit 10.6.
         10.8   Form of Distribution Agreement between Ball Corporation and Alltrista Corporation (filed as Exhibit
                10.7 to the Company's Registration Statement on Form 10, Filing No. 0-21052, and incorporated herein by reference, filed March 17, 1993).
         10.9   Form of Tax Sharing and Indemnification Agreement between Ball Corporation and Alltrista Corporation
                (filed as Exhibit 10.10 to the Company's Registration Statement on Form 10, Filing No. 0-21052, and
                incorporated herein by reference, filed March 17, 1993).
         10.10  Form of Indemnification Agreement (filed as Exhibit 10.13 to the Company's Registration Statement on
                Form 10, Filing No. 0-21052, and incorporated herein by reference, filed March 17, 1993).
         10.11  List of Directors and Executive Officers party to Exhibit 10.10 (filed as Exhibit 10.10 to the Company's
                Annual Report on Form 10-K, Filing No. 0-21052, and incorporated herein by reference, filed March 31,
                1996).
        #10.12  Alltrista Corporation 1998 Long Term Equity Incentive Plan as amended and restated as of November 8,
                2001 (filed as Annex A to the Company's Preliminary Proxy Statement, Filing No. 0-21052, and
                incorporated herein by reference, filed November 13, 2001).
        #10.13  Alltrista Corporation 2001 Stock Option Plan effective September 24, 2001 (filed as Annex B to the
                Company's Preliminary Proxy Statement, Filing No. 0-21052, and incorporated herein by reference, filed
                November 13, 2001).
        #10.14  Form of Alltrista Corporation 1999 Economic Value Added and Growth Incentive Compensation Plan
                for Key Members of Management (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K,
                Filing No. 0-21052, and incorporated herein by reference, filed March 30, 2000).
        #10.15  Amendment to the Alltrista Corporation Economic Value Added and Growth Incentive Compensation
                Plan for Key Members of Management (filed as Exhibit 10.2 to the Company's Annual Report on Form
                10-K, Filing No. 0-21052, and incorporated herein by reference, filed March 27, 2001).
        #10.16  Alltrista Corporation 1993 Deferred Compensation Plan for Selected Key Employees as Amended on
                February 1, 2001 (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K, Filing No.
                0-21052, and incorporated herein by reference, filed March 27, 2001).
        #10.17  Amendment to the Alltrista Corporation 1993 Deferred Compensation Plan for Selected Key Employees,
                effective June 21, 2001 (filed as Exhibit 10.3 to the Company's Report on Form 10-Q, Filing No. 0-21052,
                and incorporated herein by reference, filed August 10, 2001).
        #10.18  Alltrista Corporation 1993 Deferred Compensation Plan for Selected Key Employees as Amended on
                February 1, 2001 (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K, Filing No.
                0-21052, and incorporated herein by reference, filed March 27, 2001).
        #10.19  Amendment to the Alltrista Corporation 1993 Deferred Compensation Plan, effective June 21, 2001
                (filed as Exhibit 10.2 to the Company's Report on Form 10-Q, Filing No. 0-21052, and incorporated herein by reference, filed August 10, 2001).
        #10.20  Alltrista Corporation 1997 Deferred Compensation Plan for Directors as Amended on February 1, 2001
                (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K, Filing No. 0-21052, and
                incorporated herein by reference, filed March 27, 2001).
        #10.21  Amendment to the Alltrista Corporation 1997 Deferred Compensation Plan for Directors, effective
                June 21, 2001 (filed as Exhibit 10.4 to the Company's Report on Form 10-Q, Filing No. 0-21052, and
                incorporated herein by reference, filed August 10, 2001).
        #10.22  Alltrista Corporation Excess Savings and Retirement Plan as Amended on February 1, 2001(filed as
                Exhibit 10.16 to the Company's Annual Report on Form 10-K, Filing No. 0-21052, and incorporated herein by reference, filed March 27, 2001).
        #10.23  Amendment to the Alltrista Corporation Excess Savings and Retirement Plan, effective June 21, 2001
                (filed as Exhibit 10.5 to the Company's Report on Form 10-Q, Filing No. 0-21052, and incorporated herein by reference, filed August 10, 2001).

     EXHIBIT
      NUMBER      DESCRIPTION OF EXHIBIT
----------------- --------------------------------------------------------------------------------------------------------
   +10.24         Agreement to Forego Compensation between Kevin D. Bower and Alltrista Corporation, effective
                  March 31, 2001 (filed as Exhibit 10.2 to the Company's Report on Form 10-Q, Filing No. 0-21052, and
                  incorporated herein by reference, filed May 15, 2001).
   +10.25         Agreement to Forego Compensation between Jerry T. McDowell and Alltrista Corporation, effective
                  May 25, 2001 (filed as Exhibit 10.6 to the Company's Report on Form 10-Q, Filing No. 0-21052, and
                  incorporated herein by reference, filed August 10, 2001).
   +10.26         Agreement to Forego Compensation between Thomas B. Clark and Alltrista Corporation, effective
                  March 31, 2001 (filed as Exhibit 10.1 to the Company's Report on Form 10-Q, Filing No. 0-21052, and
                  incorporated herein by reference, filed May 15, 2001).
   +10.27         Agreement to Forego Compensation between Thomas B. Clark and Alltrista Corporation, effective
                  May 31, 2001 (filed as Exhibit 10.7 to the Company's Report on Form 10-Q, Filing No. 0-21052, and
                  incorporated herein by reference, filed August 10, 2001).
   +10.28         Loan Agreement between Thomas B. Clark and Alltrista Corporation, effective May 31, 2001 (filed as
                  Exhibit 10.8 to the Company's Report on Form 10-Q, Filing No. 0-21052, and incorporated herein by reference, filed August 10, 2001).
   +10.29         Promissory Note between Alltrista Corporation, and Thomas B. and Karen A. Clark, effective May 31,
                  2001 (filed as Exhibit 10.9 to the Company's Report on Form 10-Q, Filing No. 0-21052, and incorporated herein by reference, filed August 10, 2001).
   +10.30         Loan Agreement between Kevin D. Bower and Alltrista Corporation, effective May 31, 2001 (filed as
                  Exhibit 10.10 to the Company's Report on Form 10-Q, Filing No. 0-21052, and incorporated herein by reference, filed August 10, 2001).
   +10.31         Promissory Note between Alltrista Corporation, and Kevin D. and Maureen C. Bower, effective May 31,
                  2001 (filed as Exhibit 10.11 to the Company's Report on Form 10-Q, Filing No. 0-21052, and incorporated herein by reference, filed August 10, 2001).
   +10.32         Loan Agreement between Jerry T. McDowell and Alltrista Corporation, effective May 31, 2001 (filed as
                  Exhibit 10.12 to the Company's Report on Form 10-Q, Filing No. 0-21052, and incorporated herein by reference, filed August 10, 2001).
   +10.33         Promissory Note between Alltrista Corporation, and Jerry T. and Gayleen M. McDowell, effective
                  May 31, 2001 (filed as Exhibit 10.13 to the Company's Report on Form 10-Q, Filing No. 0-21052, and
                  incorporated herein by reference, filed August 10, 2001).
  *+10.34         Employment Agreement between the Company and Martin E. Franklin, effective January 1, 2002.
  *+10.35         Employment Agreement between the Company and Ian G.H. Ashken, effective January 1, 2002.
  *+10.36         Employment Agreement between the Company and J. David Tolbert, effective January 1, 2002.
  *+10.37         Promissory Note, dated January 24, 2002, by Martin E. Franklin in favor of Alltrista Corporation.
  *+10.38         Promissory Note, dated January 24, 2002, by Ian G.H. Ashken in favor of Alltrista Corporation.
   *10.39         Alltrista Corporation 2002 Executive Loan Program.
   *21.1          Subsidiaries of Alltrista Corporation.
   *23.1          Consent of Independent Auditors.

----------
*     Filed herewith

+     This Exhibit represents a management contract.

# This Exhibit represents a compensatory plan.


(B) REPORTS ON FORM 8-K

     In a Form 8-K (Commission File Number 0-21052) filed October 17, 2001, the Company filed two press releases dated October 15, 2001. The Company's first release announced that it had signed a definitive agreement with Wilbert, Inc. to sell its Triangle, TriEnda and Synergy World plastic thermoforming businesses. The Company's second release announced the Company's decision to close its Indianapolis headquarters, the Company's intent to renegotiate its current financing arrangements, the Company's withdrawal of its previously announced earnings guidance for 2001 and the Company's termination of its agreement with Bear Stearns & Co., Inc. to pursue a review of the Company's strategic options.

     In a Form 8-K (Commission File Number 0-21052) filed December 14, 2001, the Company filed a press release issued December 3, 2001 announcing that it had completed the sale of substantially all of the assets of its Triangle, TriEnda and Synergy World plastic thermoforming operations to Wilbert, Inc. The report also included pro forma financial information related to the sale.


     In a Form 8-K (Commission File Number 0-21052) filed January 9, 2002, the Company disclosed that on December 18, 2001, at a special meeting of stockholders, the following proposals were approved: (i) to reincorporate the Registrant in the State of Delaware; (ii) to increase the number of the Registrant's shares of common stock authorized for issuance; (iii) to include a provision in the certificate of incorporation of the Registrant following the reincorporation eliminating liability for directors other than as required by Delaware law; (iv) to amend and restate the Registrant's 1998 Long-Term Equity Incentive Plan to increase the number of shares of common stock that may be issued thereunder by 350,000 shares and to eliminate the annual automatic share increase currently provided for in said plan; and (v) to adopt the Registrant's 2001 Stock Option Plan.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALLTRISTA CORPORATION


                                          By: /s/ Martin E. Franklin
                                             ---------------------------------
                                             Martin E. Franklin
                                             Chairman and Chief Executive
                                             Officer
                                             March 21, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.


(1) Principal Executive Officer:
   /s/ Martin E. Franklin                    Chairman and Chief Executive Officer
   ---------------------------------         March 21, 2002
   Martin E. Franklin

(2) Principal Financial Accounting Officer:
   /s/ Ian G. H. Ashken                      Vice Chairman, Chief Financial Officer and
   ---------------------------------          Company Secretary
   Ian G.H. Ashken                           March 21, 2002

(3) Board of Directors:
   /s/ Martin E. Franklin                    Chairman, President and Chief Executive Officer
   ---------------------------------         March 21, 2002
   Martin E. Franklin

   /s/ Ian G. H. Ashken                      Vice Chairman, Chief Financial Officer and
   ---------------------------------          Company Secretary
   Ian G.H. Ashken                           March 21, 2002

   /s/ Douglas W. Huemme                     Director
   ---------------------------------         March 21, 2002
   Douglas W. Huemme

   /s/ Richard L. Molen                      Director
   ---------------------------------         March 21, 2002
   Richard L. Molen

   /s/ Lynda Watkins Popwell                 Director
   ---------------------------------         March 21, 2002
   Lynda Watkins Popwell

   /s/ Patrick W. Rooney                     Director
   ---------------------------------         March 21, 2002
   Patrick W. Rooney

   /s/ David L. Swift                        Director
   ---------------------------------         March 21, 2002
   David L. Swift

   /s/ Robert L. Wood                        Director
   ---------------------------------         March 21, 2002
   Robert L. Wood


                                                                     SCHEDULE II


                             ALLTRISTA CORPORATION
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                            (THOUSANDS OF DOLLARS)


                                          BALANCE AT     CHARGES TO                                          BALANCE AT
                                           BEGINNING      COSTS AND       DEDUCTIONS                           END OF
                                           OF PERIOD       EXPENSE      FROM RESERVES     OTHER (1) (2)        PERIOD
                                         ------------   ------------   ---------------   ---------------   -------------
Reserves against laccounts receivable:
   2001 ..............................    $  (1,517)     $  (1,589)        $ 1,933           $   395         $    (778)
   2000 ..............................    $  (1,735)     $    (746)        $   964           $    --         $  (1,517)
   1999 ..............................    $  (1,081)     $    (578)        $    48           $  (124)        $  (1,735)

----------
(1) Effective November 26, 2001, the Company sold the assets of its Triangle, TriEnda and Synergy World thermoforming operations.

(2) Effective April 25, 1999, the Company acquired the net assets of Triangle Plastics, Inc. and its TriEnda subsidiary.

                             ALLTRISTA CORPORATION
                          ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 2001

     Copies of exhibits incorporated by reference can be obtained from the SEC and are located in SEC File No. 0-21052.

    EXHIBIT
     NUMBER     DESCRIPTION OF EXHIBIT
--------------- -----------------------------------------------------------------------------------------------------------
       2.1      Asset Purchase Agreement by and between Alltrista Plastics Corporation, TriEnda Corporation, Quoin
                Corporation, Alltrista Corporation and Wilbert, Inc., dated October 15, 2001 (filed as Exhibit 10.7 to the
                Company's Report on Form 10-Q, Filing No. 0-21052, and incorporated herein by reference, filed
                November 14, 2001).
       2.2      Amendment to Asset Purchase Agreement by and between Alltrista Plastics Corporation, TriEnda
                Corporation, Quoin Corporation, Alltrista Corporation and Wilbert, Inc., dated November 29, 2001
                (filed as Exhibit 10-2 to the Company's Report on Form 8-K, Filing No. 0-21052, and incorporated herein by reference, filed December 14, 2001).
       2.3      Agreement and Plan of Merger between Alltrista Corporation and Alltrista Reincorporation MergerSub,
                Inc. (filed as Exhibit A to the Company's Definitive Proxy Statement, Filing No. 0-21052, and
                incorporated herein by reference, filed November 26, 2001).
      *3.1      Restated Certificate of Incorporation.
       3.2      Bylaws of Alltrista Corporation (filed as Exhibit C to the Company's Definitive Proxy Statement, Filing
                No. 0-21052, and incorporated herein by reference, filed November 26, 2001).
       4.1      Form of Rights Agreement (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q, Filing
                No. 0-21052, and incorporated herein by reference, filed May 12, 1999).
       4.2      Amendment to Rights Agreement, dated as of July 19, 2001, between the Company and EquiServe Trust
                Company, N.A. as successor in interest to The First Chicago Trust Company of New York as Rights
                Agent (filed as Exhibit 4.1 to the Company's Form 8-K, Filing No. 0-21052, and incorporated herein by reference, filed August 21, 2001).
       4.3      Amendment to Rights Agreement, dated as of December 14, 2001, between the Company and
                EquiServe Trust Company, N.A. as successor in interest to the First Chicago Trust Company of New
                York as Rights Agent (filed as Exhibit 1 to the Company's Form 8-A/A, Filing No. 0-21052, and
                incorporated herein by reference, filed January 9, 2002).
     #10.1      Form of Alltrista Corporation 1993 Stock Option Plan for Nonemployee Directors (filed as Exhibit 10.2 to the Company's Registration Statement on Form 10, Filing No. 0-21052, and incorporated herein by reference, filed March 17, 1993).
     #10.2      Form of Alltrista Corporation 1993 Stock Option Plan (filed as Exhibit 10.3 to the Company's
                Registration Statement on Form 10, Filing No. 0-21052, and incorporated herein by reference, filed
                March 17, 1993).
     #10.3      Form of Alltrista Corporation 1996 Stock Option Plan for Nonemployee Directors (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K, Filing No. 0-21052, and incorporated herein by reference, filed March 27, 1997).
     #10.4      Form of Alltrista Corporation 1993 Restricted Stock Plan (filed as Exhibit 10.4 to the Company's
                Registration Statement on Form 10, Filing No. 0-21052, and incorporated herein by reference, filed
                March 17, 1993.
      10.5      Form of Change of Control Agreement (filed as Exhibit 10.6 to the Company's Annual Report on Form
                10-K, Filing No. 0-21052, and is incorporated herein by reference, filed March 29, 1999).
      10.6      Form of Amendment to Change of Control Agreement, effective June 21, 2001 (filed as Exhibit 10.16 to the Company's Report on Form 10-Q, Filing No. 0-21052, and is incorporated herein by reference, filed
                August 10, 2001).
     *10.7      List of Alltrista Corporation officers party to Exhibit 10.5 and Exhibit 10.6.

  EXHIBIT
   NUMBER   DESCRIPTION OF EXHIBIT
----------- ---------------------------------------------------------------------------------------------------------
  10.8      Form of Distribution Agreement between Ball Corporation and Alltrista Corporation (filed as Exhibit
            10.7 to the Company's Registration Statement on Form 10, Filing No. 0-21052, and incorporated herein by reference, filed March 17, 1993).
  10.9      Form of Tax Sharing and Indemnification Agreement between Ball Corporation and Alltrista Corporation
            (filed as Exhibit 10.10 to the Company's Registration Statement on Form 10, Filing No. 0-21052, and
            incorporated herein by reference, filed March 17, 1993).
  10.10     Form of Indemnification Agreement (filed as Exhibit 10.13 to the Company's Registration Statement on
            Form 10, Filing No. 0-21052, and incorporated herein by reference, filed March 17, 1993).
  10.11     List of Directors and Executive Officers party to Exhibit 10.10 (filed as Exhibit 10.10 to the Company's
            Annual Report on Form 10-K, Filing No. 0-21052, and incorporated herein by reference, filed March 31,
            1996).
 #10.12     Alltrista Corporation 1998 Long Term Equity Incentive Plan as amended and restated as of November 8,
            2001 (filed as Annex A to the Company's Preliminary Proxy Statement, Filing No. 0-21052, and
            incorporated herein by reference, filed November 13, 2001).
 #10.13     Alltrista Corporation 2001 Stock Option Plan effective September 24, 2001 (filed as Annex B to the
            Company's Preliminary Proxy Statement, Filing No. 0-21052, and incorporated herein by reference, filed
            November 13, 2001).
 #10.14     Form of Alltrista Corporation 1999 Economic Value Added and Growth Incentive Compensation Plan
            for Key Members of Management (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K,
            Filing No. 0-21052, and incorporated herein by reference, filed March 30, 2000).
 #10.15     Amendment to the Alltrista Corporation Economic Value Added and Growth Incentive Compensation
            Plan for Key Members of Management (filed as Exhibit 10.2 to the Company's Annual Report on Form
            10-K, Filing No. 0-21052, and incorporated herein by reference, filed March 27, 2001).
 #10.16     Alltrista Corporation 1993 Deferred Compensation Plan for Selected Key Employees as Amended on
            February 1, 2001 (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K, Filing No.
            0-21052, and incorporated herein by reference, filed March 27, 2001).
 #10.17     Amendment to the Alltrista Corporation 1993 Deferred Compensation Plan for Selected Key Employees,
            effective June 21, 2001 (filed as Exhibit 10.3 to the Company's Report on Form 10-Q, Filing No. 0-21052,
            and incorporated herein by reference, filed August 10, 2001).
 #10.18     Alltrista Corporation 1993 Deferred Compensation Plan for Selected Key Employees as Amended on
            February 1, 2001 (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K, Filing No.
            0-21052, and incorporated herein by reference, filed March 27, 2001).
 #10.19     Amendment to the Alltrista Corporation 1993 Deferred Compensation Plan, effective June 21, 2001
            (filed as Exhibit 10.2 to the Company's Report on Form 10-Q, Filing No. 0-21052, and incorporated herein by reference, filed August 10, 2001).
 #10.20     Alltrista Corporation 1997 Deferred Compensation Plan for Directors as Amended on February 1, 2001
            (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K, Filing No. 0-21052, and
            incorporated herein by reference, filed March 27, 2001).
 #10.21     Amendment to the Alltrista Corporation 1997 Deferred Compensation Plan for Directors, effective
            June 21, 2001 (filed as Exhibit 10.4 to the Company's Report on Form 10-Q, Filing No. 0-21052, and
            incorporated herein by reference, filed August 10, 2001).
 #10.22     Alltrista Corporation Excess Savings and Retirement Plan as Amended on February 1, 2001(filed as
            Exhibit 10.16 to the Company's Annual Report on Form 10-K, Filing No. 0-21052, and incorporated herein by reference, filed March 27, 2001).
 #10.23     Amendment to the Alltrista Corporation Excess Savings and Retirement Plan, effective June 21, 2001
            (filed as Exhibit 10.5 to the Company's Report on Form 10-Q, Filing No. 0-21052, and incorporated herein by reference, filed August 10, 2001).

     EXHIBIT
      NUMBER      DESCRIPTION OF EXHIBIT
----------------- --------------------------------------------------------------------------------------------------------
   +10.24         Agreement to Forego Compensation between Kevin D. Bower and Alltrista Corporation, effective
                  March 31, 2001 (filed as Exhibit 10.2 to the Company's Report on Form 10-Q, Filing No. 0-21052, and
                  incorporated herein by reference, filed May 15, 2001).
   +10.25         Agreement to Forego Compensation between Jerry T. McDowell and Alltrista Corporation, effective
                  May 25, 2001 (filed as Exhibit 10.6 to the Company's Report on Form 10-Q, Filing No. 0-21052, and
                  incorporated herein by reference, filed August 10, 2001).
   +10.26         Agreement to Forego Compensation between Thomas B. Clark and Alltrista Corporation, effective
                  March 31, 2001 (filed as Exhibit 10.1 to the Company's Report on Form 10-Q, Filing No. 0-21052, and
                  incorporated herein by reference, filed May 15, 2001).
   +10.27         Agreement to Forego Compensation between Thomas B. Clark and Alltrista Corporation, effective
                  May 31, 2001 (filed as Exhibit 10.7 to the Company's Report on Form 10-Q, Filing No. 0-21052, and
                  incorporated herein by reference, filed August 10, 2001).
   +10.28         Loan Agreement between Thomas B. Clark and Alltrista Corporation, effective May 31, 2001 (filed as
                  Exhibit 10.8 to the Company's Report on Form 10-Q, Filing No. 0-21052, and incorporated herein by reference, filed August 10, 2001).
   +10.29         Promissory Note between Alltrista Corporation, and Thomas B. and Karen A. Clark, effective May 31,
                  2001 (filed as Exhibit 10.9 to the Company's Report on Form 10-Q, Filing No. 0-21052, and incorporated herein by reference, filed August 10, 2001).
   +10.30         Loan Agreement between Kevin D. Bower and Alltrista Corporation, effective May 31, 2001 (filed as
                  Exhibit 10.10 to the Company's Report on Form 10-Q, Filing No. 0-21052, and incorporated herein by reference, filed August 10, 2001).
   +10.31         Promissory Note between Alltrista Corporation, and Kevin D. and Maureen C. Bower, effective May 31,
                  2001 (filed as Exhibit 10.11 to the Company's Report on Form 10-Q, Filing No. 0-21052, and incorporated herein by reference, filed August 10, 2001).
   +10.32         Loan Agreement between Jerry T. McDowell and Alltrista Corporation, effective May 31, 2001 (filed as
                  Exhibit 10.12 to the Company's Report on Form 10-Q, Filing No. 0-21052, and incorporated herein by reference, filed August 10, 2001).
   +10.33         Promissory Note between Alltrista Corporation, and Jerry T. and Gayleen M. McDowell, effective
                  May 31, 2001 (filed as Exhibit 10.13 to the Company's Report on Form 10-Q, Filing No. 0-21052, and
                  incorporated herein by reference, filed August 10, 2001).
  *+10.34         Employment Agreement between the Company and Martin E. Franklin, effective January 1, 2002.
  *+10.35         Employment Agreement between the Company and Ian G.H. Ashken, effective January 1, 2002.
  *+10.36         Employment Agreement between the Company and J. David Tolbert, effective January 1, 2002.
  *+10.37         Promissory Note, dated January 24, 2002, by Martin E. Franklin in favor of Alltrista Corporation.
  *+10.38         Promissory Note, dated January 24, 2002, by Ian G.H. Ashken in favor of Alltrista Corporation.
   *10.39         Alltrista Corporation 2002 Executive Loan Program.
   *21.1          Subsidiaries of Alltrista Corporation.
   *23.1          Consent of Independent Auditors.

----------
*     Filed herewith

+     This Exhibit represents a management contract.

# This Exhibit represents a compensatory plan.


     Copies of exhibits incorporated by reference can be obtained from the SEC and are located in SEC File No. 0-21052.