Form 10-Q
period 2002-03-31
ALLTRISTA CORP
filed 2002-05-13
CIK 895655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


              [XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended MARCH 31, 2002
                                                 --------------

                                       OR

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

                            555 THEODORE FREMD AVENUE
                               RYE, NEW YORK 10580

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (914) 967-9400
       ------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



       Class                               Outstanding at April 30, 2002
       -----                               -----------------------------
    Common Stock,
par value $.01 per share                          7,069,284 shares

                              ALLTRISTA CORPORATION
                          Quarterly Report on Form 10-Q
                       For the period ended March 31, 2002


                                      INDEX


                                                                     Page Number
                                                                     -----------

 PART I. FINANCIAL INFORMATION:


 Item 1. Financial Statements (Unaudited)

         Consolidated Statements of Operations for the three month
            periods ended March 31, 2002 and April 1, 2001               3

         Consolidated Statements of Comprehensive Income (Loss) for the
            three month periods ended March 31, 2002 and April 1, 2001   4

         Consolidated Balance Sheets at March 31, 2002 and
             December 31, 2001                                           5

         Consolidated Statements of Cash Flows for the three month
            periods ended March 31, 2002 and April 1, 2001               6

         Notes to Consolidated Financial Statements                      7

 Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         13

 Item 3. Quantitative and Qualitative Disclosures About
            Market Risk                                                 16


PART II. OTHER INFORMATION:

 Item 2.   Changes in Securities and Use of Proceeds                    17

 Item 6.   Exhibits and Reports on Form 8-K                             17


Signature

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                              ALLTRISTA CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                     Three month period ended
                                                                    -----------------------------
                                                                    March 31,          April 1,
                                                                       2002               2001
                                                                    ----------         ----------
Net sales .......................................................   $   47,565         $   69,027
Costs and expenses
   Cost of sales ................................................       35,053             54,092
   Selling, general and administrative expenses .................        8,378             12,376
   Goodwill amortization ........................................         --                1,625
   Special charges (credits) and reorganization expenses ........         --               (1,652)
                                                                    ----------         ----------
Operating earnings ..............................................        4,134              2,586
Interest expense, net ...........................................        1,232              3,124
                                                                    ----------         ----------
Income (loss) before taxes and minority interest ................        2,902               (538)
Benefit for income taxes ........................................        4,291                205
Minority interest in  consolidated subsidiary ...................         --                   95
                                                                    ----------         ----------
Net income (loss) ...............................................   $    7,193         $     (238)
                                                                    ==========         ==========


Basic earnings (loss) per share .................................   $     1.07         $     (.04)
Diluted earnings (loss) per share ...............................   $     1.05         $     (.04)
Weighted average shares outstanding:
    Basic .......................................................        6,716              6,337
    Diluted .....................................................        6,839              6,337


     See accompanying notes to unaudited consolidated financial statements.

                              ALLTRISTA CORPORATION
        UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)

                                                           Three month period ended
                                                          -----------------------------
                                                           March 31,         April 1,
                                                             2002              2001
                                                          -----------       -----------
Net income (loss) ..................................      $     7,193       $      (238)
Foreign currency translation .......................              (15)             (342)
Interest rate swap unrealized gain (loss):
    Transition adjustment ..........................             --                  45
    Change during period ...........................             --                (668)
   Maturity of interest rate swaps .................             524                 --
                                                          -----------       -----------
Comprehensive income (loss) ........................      $     7,702       $    (1,203)
                                                          ===========       ===========

     See accompanying notes to unaudited consolidated financial statements.

                              ALLTRISTA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                                 March 31,       December 31,
                                                                                   2002             2001
                                                                                ------------    ------------
                                                                                (Unaudited)       (Note 1)
ASSETS
Current assets
    Cash and cash equivalents ...............................................   $      4,614    $      6,376
    Accounts receivable, net ................................................         24,259          13,986
    Inventories, net ........................................................         34,818          26,994
    Income taxes receivable .................................................          1,605          16,252
    Deferred taxes on income ................................................          3,660           4,832
    Prepaid expenses ........................................................          3,394           3,134
                                                                                ------------    ------------
            Total current assets ............................................         72,350          71,574
                                                                                ------------    ------------
Property, plant and equipment, at cost ......................................        131,996         131,244
Accumulated depreciation ....................................................        (89,842)        (87,701)
                                                                                ------------    ------------
                                                                                      42,154          43,543

Goodwill, net ...............................................................         15,487          15,487
Deferred taxes on income ....................................................         10,271          25,417
Other assets ................................................................          5,364           5,282
                                                                                ------------    ------------
Total assets ................................................................   $    145,626    $    161,303
                                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Short-term debt and current portion of long-term debt ...................   $     12,433    $     28,500
    Accounts payable ........................................................         21,433          14,197
    Accrued salaries, wages and employee benefits ...........................          7,816           9,252
    Other current liabilities ...............................................          8,312          11,590
                                                                                ------------    ------------
            Total current liabilities .......................................         49,994          63,539
                                                                                ------------    ------------
Noncurrent liabilities
    Long-term debt ..........................................................         44,933          56,375
    Other noncurrent liabilities ............................................          4,184           6,260
                                                                                ------------    ------------
            Total noncurrent liabilities ....................................         49,117          62,635
                                                                                ------------    ------------
Commitments and contingencies ...............................................           --              --
Stockholders' equity:
    Common stock ($.01 par value, 7,963 and 7,963 shares issued and 6,996 and 6,398 shares outstanding at March 31, 2002 and
         December 31, 2001, respectively) ...................................             80              80
    Additional paid-in capital ..............................................         35,460          41,773
    Retained earnings .......................................................         39,916          32,724
    Notes receivable for stock purchases ....................................         (4,957)           --
    Accumulated other comprehensive loss:
       Cumulative translation adjustment ....................................           (956)           (941)
       Minimum pension liability ............................................           (397)           (397)
       Interest rate swap ...................................................           --              (524)
                                                                                ------------    ------------
                                                                                      69,146          72,715
Less treasury stock (967 and 1,565 shares at cost) ..........................        (22,631)        (37,586)
                                                                                ------------    ------------
             Total stockholders' equity .....................................         46,515          35,129
                                                                                ------------    ------------

Total liabilities and stockholders' equity ..................................   $    145,626    $    161,303
                                                                                ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                              ALLTRISTA CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                          Three month period ended
                                                                         --------------------------
                                                                         March 31,       April 1,
                                                                            2002           2001
                                                                         -----------    -----------
Cash flows from operating activities
    Net income (loss) .............................................      $     7,193    $      (238)
    Reconciliation of net income (loss) to net cash provided by operating activities:
        Depreciation ..............................................            2,152          3,695
        Amortization ..............................................             --            1,688
        Special charges (credits) and reorganization expenses .....             --           (1,903)
        Deferred employee benefits ................................           (2,056)            89
        Deferred income taxes .....................................           (4,223)          --
        Other, net ................................................             (118)           (74)
    Changes in working capital components (including tax refunds of
         $37,859 in 2002) .........................................           22,576          5,403
                                                                         -----------    -----------
        Net cash provided by operating activities .................           25,524          8,660
                                                                         -----------    -----------

Cash flows from financing activities
     Proceeds from revolving credit borrowings ....................           24,200         11,450
     Payments on revolving credit borrowings ......................          (33,600)       (10,950)
     Payments on long-term debt ...................................          (18,109)        (5,091)
     Debt modification cost .......................................             --             (629)
     Proceeds from issuance of common stock .......................              986            167
                                                                         -----------    -----------
        Net cash used in financing activities .....................          (26,523)        (5,053)
                                                                         -----------    -----------
Cash flows from investing activities
    Additions to property, plant and equipment ....................             (768)        (2,822)
    Proceeds from the surrender of insurance contracts ............             --            1,461
    Proceeds on sale of assets ....................................                5             15
                                                                         -----------    -----------
       Net cash used in investing activities ......................             (763)        (1,346)
                                                                         -----------    -----------

Net (decrease) increase in cash ...................................           (1,762)         2,261
Cash and cash equivalents, beginning of period ....................            6,376          3,303
                                                                         -----------    -----------
Cash and cash equivalents, end of period ..........................      $     4,614    $     5,564
                                                                         ===========    ===========


     See accompanying notes to unaudited consolidated financial statements.

                              ALLTRISTA CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

     Certain information and footnote disclosures, including significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented. Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the seasonality for home food preservation products. The accompanying unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements of Alltrista Corporation included in the Company's latest annual report.

     Certain reclassifications have been made in the Company's financial statements of prior years to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

2.   INVENTORIES

     Inventories at March 31, 2002 and December 31, 2001 were comprised of the following (in thousands):

                                              March 31,    December 31,
                                                2002           2001
                                             -----------   -----------
     Raw materials and supplies...........   $     6,517   $     5,563
     Work in process......................         4,954         4,746
     Finished goods.......................        23,347        16,685
                                             -----------   -----------
          Total inventories...............   $    34,818   $    26,994
                                             ===========   ===========

3.   ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002 and has six months from the date of adoption to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets. The Company does not anticipate a material impact on its results of operations or financial position.

     As a result of the adoption of SFAS 142 the Company did not record goodwill amortization for the three month period ended March 31, 2002. Goodwill amortization of approximately $1.6 million had been recorded in the three month period ended April 1, 2001.

Net income and earnings per share amounts on an adjusted basis to reflect the add back of goodwill amortization would be as follows (in thousands, except for per share amounts):

                                                             Three month period ended
                                                             --------------------------
                                                               March 31,      April 1,
                                                                 2002           2001
                                                             -----------   ------------
Reported net income (loss)................................   $     7,193   $       (238)
    Add back: goodwill amortization
    (net of tax expense of $622)...........................            -          1,003
                                                             -----------   ------------
    Adjusted net income....................................  $     7,193          $ 765
                                                             ===========   ============

Basic earnings (loss) per share:
   Reported net income.....................................  $      1.07   $      (0.04)
   Goodwill amortization..................................             -           0.16
                                                             -----------   ------------
   Adjusted net income.....................................  $      1.07   $       0.12
                                                             ===========   ============

Diluted earnings (loss) per share:
   Reported net income.....................................  $      1.05   $      (0.04)
   Goodwill amoritzation...................................            -           0.16
                                                             -----------   ------------
   Adjusted net income.....................................  $      1.05   $       0.12
                                                             ===========   ============

     The adoption of SFAS 141 did not have a material impact on the Company's results of operations or financial position.

     In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. This standard superceded Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provided a single accounting model for long-lived assets to be disposed of. The new standard also superseded the provisions of APB Opinion No. 30 with regard to reporting the effects of a disposal of a segment of a business and required expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. SFAS 144 was effective for the Company beginning with the first quarter of 2002, and its adoption did not have a material impact on the Company's results of operations or financial position.

4.   ACQUISITIONS AND DIVESTITURES

     Effective November 26, 2001, the Company sold the assets of its Triangle, TriEnda and Synergy World plastic thermoforming operations ("TPD Assets") to Wilbert, Inc. for $21.0 million in cash, a $1.9 million non-interest bearing one-year note as well as the assumption of certain identified liabilities.

     Effective November 1, 2001, the Company sold its majority interest in Microlin, LLC ("Microlin"), for $1,000 in cash plus contingent consideration based upon future performance through December 31, 2012 and the cancellation of future funding requirements.

     The combined net sales of TPD Assets and Microlin included in the Company's historical results were $18.9 million for the three month period ended April 1, 2001. Operating losses associated with these businesses were $2.6 million for the three month period ended April 1, 2001.

     On April 24, 2002, the Company completed its acquisition of the business of Tilia International, Inc. and its subsidiaries Tilia, Inc. and Tilia Canada, Inc. (collectively "Tilia"), pursuant to an asset purchase agreement (the "Acquisition"). Based in San Francisco, California, Tilia is a developer, manufacturer and marketer of a patented vacuum packaging system for home use, primarily for food storage, under the FoodSaver(R) brand. Pursuant to the Acquisition, the Company acquired Tilia for approximately $145 million in cash and $15 million in seller debt financing. In addition, the Acquisition includes an earn-out provision with a potential payment in cash or Company common stock of up to $25 million payable in 2005, provided that certain earnings performance targets are met.

     The Tilia acquisition was financed by (i) an offering of $150 million of 9 3/4% senior subordinated notes ("Notes") to qualified institutional buyers in a private placement pursuant to Rule 144A under the Securities Act of 1933, (ii) a refinancing of the Company's existing indebtedness with a new $100 million five-year senior secured credit facility, which includes a $50 million term loan component and a $50 million revolving credit component ("New Credit Agreement") and (iii) cash on hand.

     The Notes will mature on May 1, 2012, however, on or after May 1, 2007, the Company may redeem all or part of the Notes at any time at a redemption price ranging from 100% to 104.875% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any. Prior to May 1, 2005, the Company may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds from certain public equity offerings at a redemption price of 109.75% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any. Interest on the Notes accrues at the rate of 9.75% per annum and is payable semi-annually in arrears on May 1 and November 1, commencing on November 1, 2002.

     The Company may elect to pay interest under the New Credit Agreement at the "Eurodollar" or "Base Rate" interest rate provisions of the agreement. The New Credit Agreement contains certain restrictions on the conduct of the Company's business, including, among other things restrictions, generally, on: incurring debt; making investments; exceeding certain agreed upon capital expenditures; creating or suffering liens; completing certain mergers; consolidations and sales of assets and with permitted exceptions, acquisitions; declaring dividends; redeeming or prepaying other debt; and transactions with affiliates. The New Credit Agreement also requires the Company to maintain certain financial covenants. As of the completion of the Tilia acquisition, the Company had drawn down $50 million under the term loan component, but had not drawn down the $50 million available under the revolving credit component of the New Credit Agreement, although the Company has used an amount of approximately $2.8 million of availability for the issuance of letters of credit.

     The following unaudited pro forma financial information gives pro forma effect to the sale of the TPD Assets and Microlin with the related tax refunds and the acquisition of Tilia with the related financings as if they had been consummated as of the beginning of each period presented. The unaudited pro forma information presented does not exclude special charges (credit) and reorganization expenses from the three months ended April 1, 2001 or the $5.4 million income tax valuation allowance reversal from the three months ended March 31, 2002:

                                               Three month period ended
                                              --------------------------
                                                March 31,      April 1,
                                                  2002           2001
                                              -----------    -----------
                                            (in thousands of dollars, except
                                                  per share data)
     Net sales...........................     $    86,090    $    90,814
     Net income..........................           8,605          4,587
     Diluted earnings per share..........            1.26           0.72

5.   INCOME TAXES

     As a result of the losses arising from the sale of the TPD Assets, the Company recovered in January 2002 approximately $15.7 million of federal income taxes paid in 1999 and 2000 by utilizing the carryback of a tax net operating loss generated in 2001. On March 9, 2002, The Job Creation and Workers Assistance Act of 2002 was enacted which provides, in part, for the carryback of 2001 net operating losses for five years instead of the previous two year period. As a result, the Company filed for an additional refund of $22.8 million, of which $22.2 million was received in March 2002 and the remainder was received in April 2002.

     At December 31, 2001, the federal net operating losses were recorded as a deferred tax asset with a valuation allowance of $5.4 million. This valuation allowance was reversed in the first quarter of 2002, resulting in a deferred tax benefit.

6.   CONTINGENCIES

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

7.   EXECUTIVE LOAN PROGRAM

     On January 24, 2002, Martin E. Franklin, Chairman and Chief Executive Officer, and Ian G.H. Ashken, Vice Chairman, Chief Financial Officer and Secretary exercised 300,000 and 150,000 non-qualified stock options, respectively, which had been granted under the Company's 2001 Stock Option Plan. The Company issued these shares out of its treasury stock account. The exercises were accomplished via loans from the Company under its Executive Loan Program. The principal amounts of the loans are $3.3 million and $1.6 million, respectively, and bear interest at 4.125% per annum. The loans are due on January 23, 2007 and are classified within the stockholders' equity section. The loans may be repaid in cash, shares of the Company's common stock, or a combination thereof.

8.   RESTRICTED STOCK PROGRAM

     During the first quarter of 2002, restricted shares of common stock in the aggregate amount of 71,750 were issued to certain officers and key employees of the Company under its 1998 Long-Term Equity Incentive Plan. The restrictions on 70,000 of these shares shall lapse upon the Company's common stock achieving a set price, currently $45, or on a change in control. The restrictions on the remaining 1,750 shares will lapse ratably over 5 years of employment with the Company.

9.   SPECIAL CHARGES (CREDITS) AND REORGANIZATION EXPENSES

     During the first quarter of 2001, certain participants in the Company's deferred compensation plans agreed to forego balances in those plans in exchange for loans from the Company in the same amounts. The loans, which were completed during 2001, bear interest at the applicable federal rate and require the individuals to secure a life insurance policy having the death benefit equivalent to the amount of the loan payable to the Company. All accrued interest and principal on the loans will be payable upon the death of the participant and their spouse. During the first quarter of 2001, the Company recognized $1.9 million of pre-tax income related to the discharge of the deferred compensation obligations.

     During the first quarter of 2001, the Company also incurred $0.2 million of costs to evaluate strategic options.

10.  EARNINGS PER SHARE CALCULATION

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

     A computation of earnings per share is as follows (in thousands, except per share data):

                                                     Three month period ended
                                                     -------------------------
                                                      March 31,      April 1,
                                                        2002          2001
                                                     -----------   -----------
Net income (loss) ................................   $     7,193   $      (238)
                                                     -----------   -----------
Weighted average shares outstanding ..............         6,716         6,337
Additional shares assuming conversion of
    stock options ................................           123          --
                                                     -----------   -----------
Weighted average shares outstanding
    assuming conversion ..........................         6,839         6,337
                                                     -----------   -----------
Basic earnings (loss) per share ..................   $      1.07   $      (.04)
Diluted earnings  (loss) per share ...............   $      1.05   $      (.04)

11.  SEGMENT INFORMATION

     Following the sale of the TPD Assets and Microlin and the third quarter 2001 appointment of new executive management, the Company reorganized its business segments to reflect the new business and management strategy. Prior periods have been reclassified to conform to the current segment definitions.

     The Company is now organized into two distinct segments: Consumer Products Group and Materials Based Group. During the period presented the Consumer Products Group segment marketed a line of home food preservation products under the Ball(R), Kerr(R) and Bernardin(R) brands. Products include home canning jars which are sourced from major commercial glass container manufacturers, home canning metal closures, and related food products, which are distributed through a wide variety of retail outlets. The Tilia business will be included in this segment in the second quarter of 2002.

     The Materials Based Group is the largest producer of zinc strip in the United States and manufactures injection molded and industrial plastics. For the three month period ended April 1, 2001, this segment also included the business which comprised the TPD Assets and Microlin.

     Net sales, operating earnings and assets employed in operations by segment are summarized as follows (thousands of dollars):

                                                            Three month period ended
                                                          ------------------------------
                                                             March 31,        April 1,
                                                               2002           2001
                                                          -------------    -------------
Net sales:
      Consumer products group ........................    $      19,852    $      19,366
       Materials based group .........................           28,186           50,050
       Intercompany ..................................             (473)            (389)
                                                          -------------    -------------
           Total net sales ...........................    $      47,565    $      69,027
                                                          =============    =============

Operating earnings:
      Consumer products group ........................    $         527    $        (202)
      Materials based group ..........................            3,614            1,136
      Intercompany ...................................               (7)            --
      Unallocated corporate expenses .................             --              1,652
                                                          -------------    -------------
           Total operating earnings ..................            4,134            2,586
Interest expense, net ................................            1,232            3,124
                                                          -------------    -------------
Income (loss) before taxes and minority interest......    $       2,902    $        (538)
                                                          =============    =============
                                                             March 31,      December 31,
                                                               2002            2001
                                                          -------------    -------------
Assets employed in operations:
      Consumer products group.........................    $      63,418    $      51,301
      Materials based group...........................           56,656           55,152
                                                          -------------    -------------
          Total assets employed in operations.........         120,074           106,453
      Corporate (1)...................................          25,552            54,850
                                                          -------------    -------------
          Total assets................................    $     145,626    $     161,303
                                                          =============    =============

(1) Corporate assets primarily include cash and cash equivalents, amounts relating to benefit plans, deferred tax assets and corporate facilities and equipment.

12.  DERIVATIVE FINANCIAL INSTRUMENTS

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

     The Company used interest rate swaps to manage a portion of its exposure to short-term interest rate variations with respect to the London Interbank Offered Rate ("LIBOR") on its term debt obligations. The Company designated the interest rate swaps as cash flow hedges. Gains and losses related to the effective portion of the interest rate swaps were reported as a component of other comprehensive income and reclassified into earnings in the same period the hedged transaction affected earnings. Because the terms of the swaps exactly matched the terms of the underlying debt, the swaps were perfectly effective. The interest rate swap agreements expired in March 2002.

     In conjunction with the Notes (See Note 4), on April 24, 2002, the Company entered into a $75 million interest rate swap to receive a fixed rate of interest and pay a variable rate of interest based upon LIBOR. The initial effective rate of interest on this swap is 6.05%. This contract is considered to be a hedge against changes in the fair value of the Company's fixed-rate debt obligation. Accordingly, the interest rate swap contract will be reflected at fair value in the Company's consolidated balance sheet and the related portion of fixed-rate debt being hedged will be reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. In addition, changes during any accounting period in the fair value of this interest rate swap, as well as offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt being hedged, will be recognized as adjustments to interest expense in the Company's consolidated statements of operations. The net effect of this accounting on the Company's operating results is that interest expense on the portion of fixed-rate debt being hedged is generally recorded based on variable interest rates. The Company is exposed to credit loss in the event of non-performance by the counter party, a large financial institution, however, the Company does not anticipate non-performance by the counter party.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT AND CORPORATE OFFICE REORGANIZATION

On September 24, 2001, our board of directors appointed Martin E. Franklin as our Chairman and Chief Executive Officer and Ian G.H. Ashken as our Vice Chairman, Chief Financial Officer and Secretary. On October 15, 2001, we announced the closing of our Indianapolis, Indiana corporate office. In the first quarter of 2002, corporate functions were transitioned to our new headquarters in Rye, New York and our consumer products division in Muncie, Indiana.

Following the sale of the TPD Assets and the third quarter 2001 appointment of new executive management, we reorganized our business segments to reflect the new business and management strategy. We are now organized into two distinct segments: Consumer Products Group and Materials Based Group. Prior periods have been reclassified to conform to the current segment definitions.

DIVESTITURES

Effective November 26, 2001, we sold the TPD Assets to Wilbert, Inc. for $21.0 million in cash, a $1.9 million non-interest bearing one-year note and the assumption of certain identified liabilities. The cash proceeds from the sale were used to pay down our term debt.

As a result of the losses arising from the sale of the TPD Assets, we recovered in January 2002 approximately $15.7 million of federal income taxes paid in 1999 and 2000 by utilizing the carryback of a tax net operating loss generated in 2001. On March 9, 2002, The Job Creation and Workers Assistance Act of 2002 was enacted which provides, in part, for the carryback of 2001 net operating losses for five years instead of the previous two year period. As a result, we filed for an additional refund of $22.8 million, of which $22.2 million was received in March 2002 and the remainder was received in April 2002.

Effective November 1, 2001, we sold our majority interest in Microlin, LLC, a developer of proprietary battery and fluid delivery technology, for $1,000 in cash plus contingent consideration based upon future performance through December 31, 2012 and the cancellation of future funding requirements.

The combined net sales of the TPD Assets and Microlin included in our historical results for the three month period ended April 1, 2001 were $18.9 million. Operating losses associated with these businesses were $2.6 million for the three month period ended April 1, 2001.

RECENT DEVELOPMENTS

On April 24, 2002, the Company completed its acquisition of the business of Tilia International, Inc. and its subsidiaries Tilia, Inc. and Tilia Canada, Inc. (collectively "Tilia"), pursuant to an asset purchase agreement (the "Acquisition"). Based in San Francisco, California, Tilia is a developer, manufacturer and marketer of a patented vacuum packaging system for home use, primarily for food storage, under the FoodSaver(R) brand. Pursuant to the Acquisition, the Company acquired Tilia for approximately $145 million in cash and $15 million in seller debt financing. In addition, the agreement includes an earn-out provision with a potential payment in cash or Company common stock of up to $25 million payable in 2005, provided that certain earnings performance targets are met.

The Tilia acquisition was financed by (i) an offering of $150 million of 9 3/4% senior subordinated notes ("Notes") to qualified institutional buyers in a private placement pursuant to Rule 144A under the Securities Act of 1933, (ii) a refinancing of the Company's existing indebtedness with a new $100 million five-year senior secured credit facility, which includes a $50 million term loan component and a $50 million revolving credit component ("New Credit Agreement") and (iii) cash on hand. See "Financial Condition, Liquidity and Capital Resources" below for further information.

RESULTS OF OPERATIONS - COMPARISON OF FIRST QUARTER 2002 TO FIRST QUARTER 2001

We reported net sales of $47.6 million for the first quarter of 2002, a 31.1% decrease from net sales of $69.0 million in the first quarter of 2001. First quarter 2002 operating earnings of $4.1 million increased 59.9% from first quarter 2001 operating earnings of $2.6 million. In first quarter 2002, our consumer products group segment reported $19.9 million in net sales and $0.5 million in operating earnings, while our materials based group segment reported $28.2 million in net sales and $3.6 million in operating earnings.

Net sales of our consumer products group increased by $0.5 million in the first quarter of 2002 compared to the first quarter of 2001. Net sales within the materials based group segment decreased by $21.9 million in the first quarter of 2002 compared to the first quarter of 2001, of which the divestiture of the TPD Assets and Microlin accounted for $18.9 million of such change. Additionally, sales of zinc products decreased $4.7 million, due primarily to reduced sales to the U.S. Mint in connection with its inventory reduction program for all coinage. Partially offsetting these effects were favorable volume increases in our remaining materials based group businesses.

Gross margin percentages increased to 26.3% in the first quarter of 2002 from 21.6% in the first quarter of 2001, reflecting cost efficiency increases in both our segments as well as disposition of TPD Assets and Microlin.

Selling, general and administrative expenses decreased from $12.4 million in the first quarter of 2001 to $8.4 million in the first quarter of 2002. Expenses within our consumer products group segment were comparable between the two periods. Expenses within our materials based group segment decreased primarily due to the divestiture of TPD Assets and Microlin. Selling, general and administrative expenses as a percentage of net sales decreased from 17.9% in the first quarter of 2001 to 17.6% for the first quarter of 2002. The decrease in the percentage resulted primarily from cost savings in our corporate office function, partially offset by a change in the business mix resulting from our divestiture of TPD Assets and Microlin.

We incurred net special charges (credits) and reorganization expenses of $(1.7) million in the first quarter of 2001, comprising of $1.9 million in pre-tax income related to the discharge of certain deferred compensation obligations, partially offset by $0.2 million of costs to evaluate strategic options.

As a result of the adoption of SFAS 142, we did not record goodwill amortization for the three month period ended March 31, 2002. Goodwill amortization of approximately $1.6 million had been recorded in the three month period ended April 1, 2001.

Net interest expense decreased to $1.2 million for the first quarter of 2002 compared to $3.1 million in the same period last year primarily due to lower levels of outstanding debt in 2002 compared to the same period in 2001 and the expensing of certain debt issuance costs in the three month period ended April 1, 2001, associated with the amendment of our Company's former debt agreement.

Excluding the reversal of the $5.4 million valuation allowance, our effective tax rate was approximately 38% in both the first quarter of 2002 and the first quarter of 2001. At December 31, 2001, we had federal net operating losses that were recorded as a deferred tax asset with a valuation allowance of $5.4 million. Due to the impact of the Job Creation Act and the tax refunds that we received as a result, this valuation allowance was reversed in the first quarter of 2002 resulting in a deferred tax benefit of $4.3 million. Excluding the reversal of the $5.4 million valuation allowance, net income for the first quarter of 2002 would have been $1.8 million or $0.26 diluted earnings per share.

Due to the seasonality of home food preservation product sales, our first quarter results of operations have proportionately less of an impact on full year results.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, our senior credit facility, as amended ("Old Credit Agreement"), provided for a revolving credit facility of $40 million and a term loan which amortized periodically as required by the terms of the agreement. During first quarter 2002, as required by the November 2001 amendment to the Old Credit Agreement, $15 million of the tax refunds we received were used to repay a portion of the term loan.

Interest on borrowings under the Old Credit Agreement's term loan and the revolving credit facilities were based upon fixed increments over adjusted LIBOR or the agent bank's alternate borrowing rate as defined in the agreement. The agreement also required the payment of commitment fees on the unused balance. As of March 31, 2002 and April 1, 2001, the outstanding borrowings under our credit facility was $57.4 million and $116.0 million, respectively.

In May 1999, we entered into a three-year interest rate swap with an initial notional value of $90 million. The swap effectively fixed the interest rate on approximately 60% of our term debt at a maximum rate of 7.98% for the three-year period. The swap matured and was terminated in March 2002.

As discussed in "Recent Developments" above, on April 24, 2002, our existing indebtedness was replaced by an offering of $150 million series subordinated notes ("Notes") and a new $100 million senior secured credit facility ("New Credit Agreement").

The Notes will mature on May 1, 2012, however, on or after May 1, 2007, we may redeem all or part of the Notes at any time at a redemption price ranging from 100% to 104.875% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any. Prior to May 1, 2005, we may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds from certain public equity offerings at a redemption price of 109.75% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any. Interest on the Notes accrues at the rate of 9.75% per annum and is payable semi-annually in arrears on May 1 and November 1, commencing on November 1, 2002.

In conjunction with the Notes (See Note 4), on April 24, 2002, we entered into a $75 million interest rate swap to receive a fixed rate of interest and pay a variable rate of interest based upon LIBOR. The initial effective rate of interest on this swap is 6.05%. This contract is considered to be a hedge against changes in the fair value of our fixed-rate debt obligation. Accordingly, the interest rate swap contract will be reflected at fair value in our consolidated balance sheet and the related portion of fixed-rate debt being hedged will be reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. In addition, changes during any accounting period in the fair value of this interest rate swap, as well as offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt being hedged, will be recognized as adjustments to interest expense in our Company's consolidated statements of operations. The net effect of this accounting on our operating results is that interest expense on the portion of fixed-rate debt being hedged is generally recorded based on variable interest rates. We are exposed to credit loss in the event of non-performance by the counter party, a large financial institution, however, we do not anticipate non-performance by the counter party.

We may elect to pay interest under the New Credit Agreement at the "Eurodollar" or "Base Rate" interest rate provisions of the agreement. The New Credit Agreement contains certain restrictions on the conduct of our business, including, among other things restrictions, generally, on:

     o   incurring debt;
     o   making investments;
     o   exceeding certain agreed upon capital expenditures;
     o   creating or suffering liens;
     o   completing certain mergers;
     o consolidations and sales of assets and with permitted exceptions, acquisitions;
     o   declaring dividends;
     o   redeeming or prepaying other debt; and
     o   transactions with affiliates.

The New Credit Agreement also requires our Company to maintain certain financial covenants. As of the completion of the Tilia acquisition, we had drawn down $50 million under the term loan component, but had not drawn down the $50 million available under the revolving credit component of the New Credit Agreement, although we have used an amount of approximately $2.8 million of availability for the issuance of letters of credit.

Working capital (defined as current assets less current liabilities) increased to $22.4 million at March 31, 2002 from $17.2 million at April 1, 2001 due primarily to the tax refunds of $37.9 million that we received, partially offset by the working capital of the TPD Assets and reduced levels of inventory in our consumer products group caused by an additional focus on just-in-time purchasing.

Accounts receivable, accounts payable and inventories increased in the three-month period ended March 31, 2002, due primarily to the customary build-up in anticipation of seasonal home canning activity.

Capital expenditures were $0.8 million in the first quarter of 2002 compared to $2.8 million for the same period in 2001 and are largely related to maintaining facilities and improving manufacturing efficiencies.

We believe that our existing funds, cash generated from our operations and our debt facility are adequate to satisfy our working capital and capital expenditure requirements for the foreseeable future. However, we may raise additional capital from time to time to take advantage of favorable conditions in the capital markets or in connection with our corporate development activities.

CONTINGENCIES

We are involved in various legal disputes in the ordinary course of business. In addition, the Environmental Protection Agency has designated our Company as a potentially responsible party, along with numerous other companies, for the clean up of several hazardous waste sites. Based on currently available information, we do not believe that the disposition of any of the legal or environmental disputes our Company is currently involved in will have a material adverse effect upon the financial condition, results of operations, cash flows or competitive position of our Company. It is possible, that as additional information becomes available, the impact on our Company of an adverse determination could have a different effect.

FORWARD-LOOKING INFORMATION

From time to time, we may make or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. Such statements are necessarily estimates reflecting management's best judgment based on current information. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Such statements are usually identified by the use of words or phrases such as "believes", "anticipates", "expects", "estimates", "planned", "outlook", and "goal". Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Please see the Company's Annual Report on Form 10-K for 2001 for a list of factors which could cause the Company's actual results to differ materially from those projected in the Company's forward-looking statements and certain risks and uncertainties that may affect the operations, performance and results of our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In general, business enterprises can be exposed to market risks including fluctuations in commodity prices, foreign currency values, and interest rates that can affect the cost of operating, investing, and financing. The Company's exposures to these risks are low. The majority of the Company's zinc business is conducted on a tolling basis whereby customers supply zinc to the Company for processing, or supply contracts provide for fluctuations in the price of zinc to be passed on to the customer.

The Company, from time to time, invests in short-term financial instruments with original maturities usually less than thirty days. The Company is exposed to short-term interest rate variations with respect to Eurodollar or Base Rate on its term and revolving debt obligations and LIBOR on its interest rate swap. The initial effective rate of interest on the interest swap is 6.05% for the period through November 1, 2002, at which point the swap will be repriced based upon the current LIBOR plus a 400 basis points spread at such time. The Company is exposed to credit loss in the event of non-performance by the counter party, a large financial institution, however, the Company does not anticipate non-performance by the counter party.

The Company does not invest or trade in any derivative financial or commodity instruments, nor does it invest in any foreign financial instruments.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

               On January 1, 2002 pursuant to the provisions of their respective employment agreements, Martin E. Franklin, Chairman and Chief Executive Officer, and Ian G.H. Ashken, Vice Chairman, Chief Financial Officer and Secretary, were awarded 50,000 and 20,000 restricted shares of common stock, respectively, under the Company's 1998 Long-Term Equity Incentive Plan (the "1998 Plan"). In addition, in January 2002, 1,750 restricted shares were awarded to certain key employees under the 1998 Plan. On January 24, 2002, the Company issued Messrs. Franklin and Ashken 300,000 and 150,000 shares of common stock, respectively, upon the exercise of non-qualified stock options granted under the Company's 2001 Stock Option Plan. These were private transactions not involving a public offering that were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. At the time of issuance, the foregoing securities were deemed to be restricted securities for purposes of the Securities Act.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits


Exhibit        Description
-------        -----------

4.1 Indenture, dated as of April 24, 2002, among Alltrista, the Domestic Subsidiaries, and The Bank of New York, as trustee, and form of Note attached as Exhibit A thereto (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, Date of Event - April 24, 2002).

10.1 Credit Agreement, dated as of April 24, 2002, among Alltrista, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Canadian Imperial Bank of Commerce, as Syndication Agent, National City Bank of Indiana, as Documentation Agent, and the other Lenders party thereto, including The Bank of New York, Fleet National Bank, Harris Trust and Savings Bank, U.S. Bank National Association, Allfirst Bank, Transamerica Business Capital Corporation, and Union Federal Bank of Indianapolis (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Date of Event - April 24, 2002).

10.2 Guaranty Agreement, dated as of April 24, 2002, by the Domestic Subsidiaries to Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, Date of Event - April 24,
               2002).

10.3 Security Agreement, dated as of April 24, 2002, among Alltrista, the Domestic Subsidiaries, and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit
               10.3 to the Company's Current Report on Form 8-K, Date of Event - April 24, 2002).

10.4 Intellectual Property Security Agreement, dated as of April 24, 2002, among Alltrista, the Domestic Subsidiaries and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, Date of Event - April 24, 2002).

10.5 Securities Pledge Agreement, dated as of April 24, 2002, among Alltrista, Quoin Corporation, Alltrista Newco Corporation, Caspers Tin Plate Company, and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit
               10.5 to the Company's Current Report on Form 8-K, Date of Event - April 24, 2002).

10.6 Asset Purchase Agreement, dated as of March 27, 2002, among Alltrista, Tilia International, Inc., Tilia, Inc., Tilia Canada, Inc., and Andrew Schilling (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, Date of Event - April 24, 2002).

10.7 Amendment No. 1 to the Asset Purchase Agreement, dated as of April 24, 2002, among Alltrista, Tilia International, Inc., Tilia, Inc., Tilia Canada, Inc., and Andrew Schilling (incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, Date of Event - April 24,
               2002).

Exhibit        Description
-------        -----------

10.8 Unsecured Subordinated Note, dated as of April 24, 2002, by Alltrista in favor of Tilia International, Inc. in the principal amount of $5,000,000 (incorporated herein by reference to Exhibit
               10.8 to the Company's Current Report on Form 8-K, Date of Event - April 24, 2002).

10.9 Unsecured Subordinated Note, dated as of April 24, 2002, by Alltrista in favor of Tilia International, Inc. in the principal amount of $10,000,000 (incorporated herein by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K, Date of Event - April 24, 2002).

10.10 Escrow Agreement, dated as of April 24, 2002, among Alltrista, Tilia International, Inc., Tilia, Inc., Tilia Canada, Inc., Andrew Schilling, and J. P. Morgan Trust Company, National Association, as escrow agent (incorporated herein by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, Date of Event - April 24, 2002).

10.11 Long Term Escrow Agreement, dated as of April 24, 2002, among Alltrista, Tilia International, Inc., Andrew Schilling, and J. P. Morgan Trust Company, National Association, as escrow agent (incorporated herein by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K, Date of Event - April 24,
               2002).

10.12 Purchase Agreement, dated as of April 10, 2002, Alltrista, the Domestic Subsidiaries, and Banc of America Securities LLC, CIBC World Markets Corp., and NatCity Investments, Inc., and representatives of the several initial purchasers (incorporated herein by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K, Date of Event - April 24, 2002).

10.13 Registration Rights Agreement, dated as of April 24, 2002, among Alltrista, the Domestic Subsidiaries, and Banc of America Securities LLC, CIBC World Markets Corp., and NatCity Investments, Inc., a representatives of the several initial purchasers (incorporated herein by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K, Date of Event - April 24, 2002).

10.14 Promissory Note, dated January 24, 2002, by Martin E. Franklin in favor of Alltrista Corporation (incorporated herein by reference to Exhibit 10.37 to the Company's Form 10-K for the year ended December 31, 2001).

10.15 Promissory Note, dated January 24, 2002, by Ian G.H. Ashken in favor of Alltrista Corporation (incorporated herein by reference to Exhibit 10.38 to the Company's Form 10-K for the year ended December 31, 2001).

10.16 Alltrista Corporation 2002 Executive Loan Program (incorporated herein by reference to Exhibit 10.39 to the Company's Form 10-K for the year ended December 31, 2001).



b. Reports on Form 8-K

The Company filed a Current Report on Form 8-K (Date of Event - December 18,
2001) on January 9, 2002, regarding stockholder approval for the Company to reincorporate in the State of Delaware and for certain common stock and stock option plan provisions.

The Company filed two Current Reports on Form 8-K (Date of Event - March 28,
2002), one on March 28, 2002 and the other on March 29, 2002, relating to, among other things, entering into a definitive agreement to purchase Tilia International, Inc.

The Company filed a Current Report on Form 8-K (Date of Event - April 24, 2002) on May 9, 2002, relating to the completed acquisition of the business of Tilia International, Inc. and its subsidiaries and related financings.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ALLTRISTA CORPORATION



Date: May 10, 2002                    By: /s/ Ian G.H. Ashken
      ---------------------               --------------------
                                          Ian G.H. Ashken
                                          Vice Chairman,
                                          Chief Financial Officer and Secretary