Form 10-Q
period 2002-06-30
JARDEN CORP
filed 2002-08-14
CIK 895655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              --
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 2002
                                                 ------------------

                                       OR

              ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________


                              JARDEN CORPORATION

DELAWARE                           0-21052                      35-1828377
State of Incorporation      Commission File Number    IRS Identification Number


                            555 THEODORE FREMD AVENUE
                               RYE, NEW YORK 10580

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (914) 967-9400
  ----------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                                   Outstanding at August 2, 2002
           -----                                   -----------------------------

       Common Stock,
 par value $.01 per share                                14,255,837 shares

                               JARDEN CORPORATION
                          Quarterly Report on Form 10-Q
                       For the period ended June 30, 2002



                                      INDEX



                                                                                Page Number
                                                                                -----------

PART I.     FINANCIAL INFORMATION:


Item 1.     Financial Statements (Unaudited)

             Consolidated Statements of Income for the three and six month
                periods ended June 30, 2002 and July 1, 2001                           3

             Consolidated Statements of Comprehensive Income for the three
                and six month periods ended June 30, 2002 and July 1, 2001             4

             Consolidated Balance Sheets at June 30, 2002 and December 31,
                2001                                                                   5

             Consolidated Statements of Cash Flows for the six month periods
                ended June 30, 2002 and July 1, 2001                                   6

             Notes to Consolidated Financial Statements                                7

Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                   14

Item 3.     Quantitative and Qualitative Disclosures About
                Market Risk                                                           19


PART II.     OTHER INFORMATION:

Item 2.       Changes in Securities and Use of Proceeds                               20

Item 4.       Submission of Matters to a Vote of Security Holders                     20

Item 6.       Exhibits and Reports on Form 8-K                                        21


Signature


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                               JARDEN CORPORATION
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)




                                                               Three Month                Six Month
                                                              Period Ended               Period Ended
                                                              ------------               ------------
                                                          June 30,     July 1,     June 30,      July 1,
                                                            2002         2001        2002          2001
                                                            ----         ----        ----          ----

Net sales..............................................   $105,113      $ 90,598     $152,677     $159,625
Costs and expenses
   Cost of sales.......................................     62,850        65,921       97,904      120,013
   Selling, general and administrative expenses........     24,547        13,898       32,924       26,274
   Goodwill amortization...............................         -          1,625           -         3,250
   Special charges (credits) and reorganization
     expenses .........................................         -         (2,016)          -        (3,668)
                                                         -----------   -----------  -----------  -----------
Operating earnings.....................................     17,716        11,170       21,849       13,756
Interest expense, net..................................      3,753         3,047        4,985        6,171
                                                         -----------   -----------  -----------  -----------
Income before taxes and minority interest..............     13,963         8,123       16,864        7,585
Provision for income taxes.............................      5,875         3,095        1,584        2,890
Minority interest in consolidated subsidiary ..........          -           (83)           -         (178)
                                                         -----------   -----------  -----------  -----------
Net income.............................................   $  8,088      $  5,111     $ 15,280      $ 4,873
                                                         ===========   ===========  ===========  ===========
Basic earnings per share..............................    $    .58      $    .40     $   1.11      $   .38
Diluted earnings per share.............................   $    .56      $    .40     $   1.09      $   .38
Weighted average shares outstanding:
    Basic..............................................     14,011        12,715       13,723       12,695
    Diluted............................................     14,337        12,744       14,058       12,718


          See accompanying notes to consolidated financial statements.

                               JARDEN CORPORATION
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                               Three Month                Six Month
                                                              Period Ended               Period Ended
                                                              ------------               ------------
                                                          June 30,     July 1,     June 30,      July 1,
                                                            2002         2001        2002          2001
                                                            ----         ----        ----          ----
Net income.......................................      $  8,088         $ 5,111     $  15,280    $ 4,873
Foreign currency translation...................           1,139             292         1,124        (50)
Interest rate swap unrealized gain (loss)
    Transition adjustment........................             -               -             -         45
    Change during period........................              -            (197)            -       (865)
    Maturity of interest rate swaps.............              -               -           524          -
                                                       ----------     ----------    ----------   ----------
Comprehensive income.........................           $ 9,227         $ 5,206      $ 16,928    $ 4,003
                                                       ==========     ==========    ==========   ===========



     See accompanying notes to unaudited consolidated financial statements.

                               JARDEN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)




                                                                        June 30,        December 31,
                                                                          2002              2001
                                                                    ----------------   --------------
                                                                       (Unaudited)        (Note 1)

ASSETS
Current assets:
    Cash and cash equivalents.....................................      $ 38,618         $ 6,376
    Accounts receivable, net......................................        43,247          13,628
    Inventories, net..............................................        49,358          26,994
    Income taxes receivable.......................................         1,006          16,252
    Deferred taxes on income......................................         5,632           4,832
    Prepaid expenses and other current assets.....................         7,520           3,134
                                                                    ----------------   -------------
            Total current assets..................................       145,381          71,216
                                                                    ----------------   -------------
Noncurrent assets:
Property, plant and equipment, at cost............................       136,280         131,244

Accumulated depreciation..........................................       (92,096)        (87,701)
                                                                    ----------------   -------------
                                                                          44,184          43,543
Intangibles, net.................................................        124,885          15,487
Deferred taxes on income.........................................          9,355          25,417
Other assets.....................................................         13,863           5,282
                                                                    ----------------   -------------
Total assets.....................................................       $337,668        $160,945
                                                                    ================   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term debt and current portion of long-term debt.......        $ 14,602        $ 28,500
    Accounts payable............................................          24,678          14,197
    Accrued salaries, wages and employee benefits...............          10,196           9,252
    Other current liabilities...................................          26,229          11,232
                                                                    ----------------   -------------
            Total current liabilities...........................          75,705          63,181
                                                                    ----------------   -------------
Noncurrent liabilities:
    Long-term debt..............................................         198,999          56,375
    Other noncurrent liabilities................................           4,760           6,260
                                                                    ----------------   -------------
            Total noncurrent liabilities........................         203,759          62,635
                                                                    ----------------   -------------
Commitments and contingencies...................................              -                -
Stockholders' equity:
    Common stock ($.01 par value, 15,926 and 15,926 shares issued and 14,254 and 12,796 shares outstanding at June 30, 2002
       and December 31, 2001, respectively)......................            159             159
    Additional paid-in capital...................................         34,609          41,694
    Retained earnings............................................         48,004          32,724
    Notes receivable for stock purchases.........................         (5,008)              -
    Accumulated other comprehensive loss:
       Cumulative translation adjustment.........................            183            (941)
       Minimum pension liability.................................           (397)           (397)
       Interest rate swap........................................              -            (524)
                                                                    ----------------   -------------
                                                                          77,550           72,715
Less treasury stock (1,672 and 3,130 shares at cost at June 30,
       2002 and December 31, 2001, respectively).................        (19,346)         (37,586)
                                                                    ----------------   -------------
             Total stockholders' equity..........................         58,204           35,129
                                                                    ----------------   -------------
Total liabilities and stockholders' equity.......................       $337,668         $160,945
                                                                    ================   =============


     See accompanying notes to unaudited consolidated financial statements.

                               JARDEN CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                           Six month period ended
                                                                         ----------------------------
                                                                          June 30,         July 1,
                                                                            2002             2001
                                                                         -----------      -----------
Cash flows from operating activities
    Net income.........................................................   $ 15,280          $  4,873
    Reconciliation of net income to net cash provided by operating activities:
        Depreciation...................................................      4,539             7,459
        Amortization...................................................        250             3,377
        Special charges (credits) and reorganization expenses..........          -            (5,056)
        Deferred employee benefits.....................................     (1,892)              502
        Deferred income taxes..........................................        475                 -
        Non-cash interest expense......................................        923               217
        Other, net.....................................................        385              (301)
    Changes in working capital components (including tax refunds of
         $38,458 in 2002)..............................................     27,193              4,133
                                                                         -----------       -----------
        Net cash provided by operating activities......................     47,153             15,204
                                                                         -----------       -----------
Cash flows from financing activities
     Proceeds from revolving credit borrowings.........................     25,200             22,450
     Payments on revolving credit borrowings...........................    (34,600)           (25,950)
     Proceeds from bond issuance.......................................    147,654                  -
     Payments on long-term debt........................................    (75,475)           (12,059)
     Proceeds from issuance of senior long-term debt...................     50,000                  -
     Debt issue and amendment costs....................................     (7,499)              (637)
     Proceeds from issuance of common stock............................      3,544                413
                                                                         -----------       -----------
        Net cash provided by (used in) financing activities............    108,824            (15,783)
                                                                         -----------       -----------
Cash flows from investing activities
    Additions to property, plant and equipment.........................     (3,070)            (6,551)
    Acquisition of Tilia, net of cash acquired.........................   (120,665)                 -
    Proceeds from the surrender of insurance contracts.................          -              6,706
    Insurance proceeds from property casualty..........................          -              1,535
    Loans to former officers...........................................          -             (4,059)
    Other, net.........................................................          -                 25
                                                                         -----------       -----------
       Net cash used in investing activities...........................   (123,735)            (2,344)
                                                                         -----------       -----------
Net increase (decrease) in cash and cash equivalents...................     32,242             (2,923)
Cash and cash equivalents, beginning of period.........................      6,376              3,303
                                                                         -----------       -----------
Cash and cash equivalents, end of period.................................$  38,618          $     380
                                                                         ===========       ===========



     See accompanying notes to unaudited consolidated financial statements.

                               JARDEN CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


1.   PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

     Certain information and footnote disclosures, including significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments considered necessary for a fair presentation of the results for the interim periods presented. Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the seasonality for home food preservation products. The accompanying unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements of Jarden Corporation (formerly Alltrista Corporation) (the "Company" or "Jarden") included in the Company's latest annual report.

     On a stand alone basis, without the consolidation of its subsidiaries, the Company has no independent assets or operations. The guarantees by its subsidiaries of the 9 3/4% senior subordinated notes ("Notes"), which are discussed in Note 4, are full and unconditional and joint and several. The subsidiaries that are not guarantors of the Notes are minor. There are no significant restrictions on the Company's or the guarantors' ability to obtain funds from their respective subsidiaries by dividend or loan.

     The Company recognizes revenue when title transfers. In most cases, title transfers when product is shipped. For certain customers, depending on the agreed terms of sale, title transfers when the product is received by the customer.

     All earnings per share amounts have been retroactively adjusted to give effect to a 2-for-1 split of the Company's outstanding shares of common stock that was effected in the second quarter of 2002.

     Certain reclassifications have been made in the Company's financial statements of prior years to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

2.   INVENTORIES

     Inventories at June 30, 2002 and December 31, 2001 were comprised of the following (in thousands):

                                                                              December
                                                              June 30,           31,
                                                                2002            2001
                                                           --------------  ---------------
Raw materials and supplies.............................      $  3,074          $  5,563
Work in process........................................         7,105             4,746
Finished goods.........................................        39,179            16,685
                                                           --------------  ---------------
  Total inventories....................................      $ 49,358          $ 26,994
                                                           ==============  ===============


3.   ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company has performed the first of the required impairment tests of goodwill and indefinite lived intangible assets and, based on the results, has not recorded any charges related to the adoption of SFAS 142.

     During the three months ended June 30, 2002, in connection with the acquisition of the business of Tilia International, Inc. and its subsidiaries Tilia, Inc. and Tilia Canada, Inc. (collectively "Tilia"), the Company capitalized the following intangible assets: $53.2 million of goodwill, $50.9 million for the FoodSaver(R) brand and $5.5 million for Tilia's manufacturing process expertise (see Note 4). Such capitalized amounts are preliminary and will be finalized by the

     Company during 2002. The only intangible asset subject to amortization is the manufacturing process expertise, which will be amortized over a period of 8 years at approximately $0.7 million per year.

     As a result of the adoption of SFAS 142 the Company did not record goodwill amortization and no impairment losses were recognized for the three and six month periods ended June 30, 2002. Amortization of the intangible asset for the Tilia manufacturing processes in the amount of $0.2 million was recorded in both the three and six month periods ended June 30, 2002, and was included in selling, general and administrative expenses. Goodwill amortization of approximately $1.6 million and $3.3 million had been recorded in the three and six month periods ended July 1, 2001.

     As of June 30, 2002, all intangible assets are included in the assets of the Consumer Products Group segment. For the three and six month periods ended July 1, 2001, goodwill amortization of $1.3 million and $2.7 million, respectively, related to entities that were disposed of in 2001, which had been included in the Materials Based Group segment. The remaining goodwill amortization for these 2001 periods related to the Consumer Products Group segment.

     Net income and earnings per share amounts on an adjusted basis to reflect the add back of goodwill and other intangible assets amortization would be as follows (in thousands, except for per share amounts):


                                                             Three month period ended        Six month period ended
                                                            ---------------------------    --------------------------
                                                              June 30,        July 1,        June 30,      July 1,
                                                                2002           2001            2002         2001
                                                            ------------  -------------    ------------  ------------
Reported net income.....................................       $8,088        $ 5,111         $ 15,280      $ 4,873
    Add back: goodwill amortization
    (net of tax expense of $622 and $1,244,                                                                  2,006
       respectively) ...................................           -           1,003               -
                                                            -----------    ------------    ------------  ------------
    Adjusted net income.................................       $8,088        $ 6,114         $ 15,280      $ 6,879
                                                            ===========    ============    ============  ============
Basic earnings per share:
   Reported net income..................................       $ 0.58         $ 0.40           $ 1.11       $ 0.38
   Goodwill amortization................................            -           0.08                -         0.16
                                                            -----------    ------------    ------------  ------------
   Adjusted net income..................................       $ 0.58         $ 0.48           $ 1.11       $ 0.54
                                                            ===========    ============    ============  ============
Diluted earnings per share:
   Reported net income..................................       $ 0.56         $ 0.40           $ 1.09       $ 0.38
   Goodwill amortization................................            -           0.08                -         0.16
                                                            -----------    ------------    ------------  ------------
   Adjusted net income..................................       $ 0.56         $ 0.48           $ 1.09       $ 0.54
                                                            ===========    ============    ============  ============


     The adoption of SFAS 141 did not have a material impact on the Company's results of operations or financial position.

     In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. This standard superceded Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provided a single accounting model for long-lived assets to be disposed of. The new standard also superceded the provisions of APB Opinion No. 30 with regard to reporting the effects of a disposal of a segment of a business and required expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. SFAS 144 was effective for the Company beginning with the first quarter of 2002 and its adoption did not have a material impact on the Company's results of operations or financial position.

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

     The combined net sales of TPD Assets and Microlin included in the Company's historical results were $18.2 million and $37.0 million for the three and six month periods ended July 1, 2001, respectively. Operating losses associated with these businesses were $2.4 million and $5.0 million for the three and six month periods ended July 1, 2001, respectively.

     On April 24, 2002, the Company completed its acquisition of the business of Tilia, pursuant to an asset purchase agreement (the "Acquisition"). Based in San Francisco, California, Tilia is a developer, manufacturer and marketer of a patented vacuum packaging system for home use, primarily for food storage, under the FoodSaver(R) brand. The Acquisition was entered into as part of the Company's plan to pursue growth in food preservation and branded domestic consumer products. Pursuant to the Acquisition, the Company acquired Tilia for approximately $145 million in cash and $15 million in seller debt financing. Note 3 includes a discussion of the intangible assets that were recorded in connection with the Acquisition. As of June 30, 2002, the Company had incurred transaction fees in the amount of approximately $4.1 million, including transaction bonuses paid to certain officers in the aggregate amount of $0.9 million, principally consisting of transaction bonuses paid to Martin E. Franklin, our Chairman and Chief Executive Officer, in the amount of $0.5 million and Ian Ashken, our Vice Chairman, Chief Financial Officer, and Secretary, in the amount of $0.3 million. In addition, the Acquisition includes an earn-out provision with a potential payment in cash or Company common stock of up to $25 million payable in 2005, provided that certain earnings performance targets are met.

     Due to the Company having effective control of Tilia as of April 1, 2002, the results of Tilia have been included in the Company's results from such date. The Company recorded $0.6 million of imputed interest expense in the second quarter of 2002 to reflect the financing that would have been required for the period from the effective date (April 1, 2002) to the date of closing (April 24, 2002). The imputed interest expense reduced the amount of goodwill recorded.

     The Acquisition was financed by (i) an offering of $150 million of Notes to qualified institutional buyers in a private placement pursuant to Rule 144A under the Securities Act of 1933, (ii) a refinancing of the Company's existing indebtedness with a new $100 million five-year senior secured credit facility, which includes a $50 million term loan facility and a $50 million revolving credit facility ("New Credit Agreement") and (iii) cash on hand.

     The Notes were issued at a discount such that the Company received approximately $147.7 million in net proceeds. The Notes will mature on May 1, 2012, however, on or after May 1, 2007, the Company may redeem all or part of the Notes at any time at a redemption price ranging from 100% to 104.875% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any. Prior to May 1, 2005, the Company may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds from certain public equity offerings at a redemption price of 109.75% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any. Interest on the Notes accrues at the rate of 9.75% per annum and is payable semi-annually in arrears on May 1 and November 1, commencing on November 1, 2002.

     The revolving credit facility and the term loan facility bear interest at a rate equal to (i) the Eurodollar Rate pursuant to an agreed formula or (ii) a Base Rate equal to the higher of (a) the Bank of America prime rate and
     (b) the federal funds rate plus .50%, plus, in each case, an applicable margin ranging from 2.00% to 2.75% for Eurodollar Rate loans and from .75% to 1.5% for Base Rate loans.

     The New Credit Agreement contains certain restrictions on the conduct of the Company's business, including, among other things restrictions, generally, on: incurring debt; making investments; exceeding certain agreed upon capital expenditures; creating or suffering liens; completing certain mergers; consolidations and sales of assets and with permitted exceptions, acquisitions; declaring dividends; redeeming or prepaying other debt; and certain transactions with affiliates. The New Credit Agreement also requires the Company to maintain certain financial covenants.

     As of June 30, 2002, the Company had drawn down $50 million under the term loan facility, but had not drawn down the $50 million available under the revolving credit facility of the New Credit Agreement, although the Company had used an amount of approximately $4.1 million of availability for the issuance of letters of credit.

     As of June 30, 2002, the Company had incurred costs in connection with the issuance of the Notes and the New Credit Agreement of approximately $7.5 million.

     The following unaudited pro forma financial information gives pro forma effect to the sale of the TPD Assets and Microlin with the related tax refunds and the acquisition of Tilia with the related financings as if they had been consummated as of the beginning of each period presented. The unaudited pro forma information presented does not exclude special charges (credits) and reorganization expenses from the three and six month periods ended July 1, 2001 or the net $4.9 million income tax valuation allowance released from the three and six month periods ended June 30, 2002 (in thousands of dollars, except per share data).



                                                   Three month period ended                Six month period ended
                                               ----------------------------------    ------------------------------------
                                               June 30, 2002       July 1, 2002      June 30, 2002        July 1, 2001
                                                As reported         Pro Forma          Pro Forma            Pro Forma
                                               ---------------    ---------------    ---------------     ----------------
Net sales...................................      $105,113           $103,984           $191,202             $194,798
Net income..................................         8,088              6,040             16,631               10,627
Diluted earnings per share..................          0.56               0.47               1.18                 0.84


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

     At December 31, 2001, the federal net operating losses were recorded as a deferred tax asset with a valuation allowance of $5.4 million. Such valuation allowance was released in the first quarter of 2002. Second quarter 2002 tax expense includes a $0.5 million reversal of a portion of the release of the valuation allowance recorded in the first quarter of 2002. As a result of this, for the six months ended June 30, 2002, a net $4.9 million of the valuation allowance has been released, resulting in a reduction of the Company's effective tax rate.

6.   CONTINGENCIES

     The Company is involved in various legal disputes in the ordinary course of business. In addition, the Environmental Protection Agency has designated the Company as a potentially responsible party, along with numerous other companies, for the clean up of several hazardous waste sites. Based on currently available information, the Company does not believe that the disposition of any of the legal or environmental disputes the Company is currently involved in will require material capital or operating expenditures or will otherwise have a material adverse effect upon the financial condition, results of operations, cash flows or competitive position of the Company. It is possible, that as additional information becomes available, the impact on the Company of an adverse determination could have a different effect.

7.   EXECUTIVE LOAN PROGRAM

     On January 24, 2002, Martin E. Franklin, Chairman and Chief Executive Officer, and Ian G.H. Ashken, Vice Chairman, Chief Financial Officer and Secretary exercised 600,000 and 300,000 non-qualified stock options, respectively, which had been granted under the Company's 2001 Stock Option Plan. The Company issued these shares out of its treasury stock account. The exercises were accomplished via loans from the Company under its Executive Loan Program. The principal amounts of the loans are $3.3 million and $1.6 million, respectively, and bear interest at 4.125% per annum. The loans are due on January 23, 2007 and are classified within the stockholders' equity section. The loans may be repaid in cash, shares of the Company's common stock, or a combination thereof.

8.   RESTRICTED STOCK PROGRAM

     During the first quarter of 2002, restricted shares of common stock in the aggregate amount of 143,500 were issued to certain officers and key employees of the Company under its 1998 Long-Term Equity Incentive Plan, as amended and restated. The restrictions on 140,000 of these shares shall lapse upon the Company's common stock achieving a set price, currently $35 per share, or on a change in control. The restrictions on the remaining 3,500 shares will lapse ratably over 5 years of employment with the Company.

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

     The Company also incurred $0.2 million and $1.2 million of costs during the first and second quarters of 2001, respectively, to evaluate strategic options. Additionally, the Company's divested TPD Assets division recognized a gain of $1.0 million from an insurance recovery in the second quarter of 2001.

10.  EARNINGS PER SHARE CALCULATION

     Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated based on the weighted average number of outstanding common shares plus the dilutive effect of stock options as if they were exercised and restricted common stock.

     A computation of earnings per share is as follows (in thousands, except per share data):

                                                          Three month                   Six month
                                                          period ended                period ended
                                                    -------------------------   --------------------------
                                                       June 30,      July 1,      June 30,       July 1,
                                                        2002          2001         2002           2001
                                                    ------------  -----------   ----------   -------------
Net income.......................................      $8,088       $5,111       $ 15,280        $ 4,873
                                                    ------------  -----------   ----------   -------------
Weighted average shares outstanding.............       14,011       12,715         13,723         12,695
Additional shares assuming conversion of
    stock options and restricted common stock...          326           29            335             23
                                                    ------------  -----------   ----------   -------------
Weighted average shares outstanding
    assuming conversion..........................      14,337       12,744         14,058         12,718
                                                    ------------  -----------   ----------   -------------
Basic earnings per share.........................      $  .58       $  .40         $ 1.11         $  .38
Diluted earnings per share.......................      $  .56       $  .40         $ 1.09         $  .38

11.  SEGMENT INFORMATION

     Following the sale of the TPD Assets and Microlin and the third quarter 2001 appointment of new executive management, the Company reorganized its business segments to reflect the new business and management strategy. Prior periods have been reclassified to conform to the current segment definitions.

     The Company is now organized into two distinct segments: Consumer Products Group and Materials Based Group. The Consumer Products Group consists of the Tilia and Alltrista Consumer Products Company (ACPC) divisions. Tilia is a developer, manufacturer and marketer of the FoodSaver(R) line which is the U.S. market leader in home vacuum packaging systems and accessories. ACPC markets a line of home food preservation products under the Ball(R), Kerr(R) and Bernardin(R) brands. Products include home canning jars which are sourced from major commercial glass container manufacturers, home canning metal closures, and related food products, which are distributed through a wide variety of retail outlets.

     The Materials Based Group is the largest producer of zinc strip in the United States and manufactures injection molded and industrial plastics. For the three and six month periods ended July 1, 2001, this segment also included the business which comprised the TPD Assets and Microlin.

     Net sales, operating earnings and assets employed in operations by segment are summarized as follows (thousands of dollars):

                                                          Three month                    Six month
                                                          period ended                 period ended
                                                    -------------------------    --------------------------
                                                       June 30,       July 1,      June 30,        July 1,
                                                        2002           2001         2002            2001
                                                    ------------   -----------   -----------   -------------
Net sales:

       Consumer products group...................      $ 75,523     $ 42,785       $ 95,374      $ 62,151
       Materials based group.....................        29,619       47,951         57,805        98,001
       Intercompany..............................           (29)        (138)          (502)         (527)
                                                    ------------   -----------   -----------   -------------
           Total net sales ......................      $105,113     $ 90,598       $152,677      $159,625
                                                    ============   ===========   ===========   =============
Operating earnings:
      Consumer products group....................     $ 12,525      $  8,273       $ 13,051      $  8,071
      Materials based group......................        5,180           861          8,794         1,997
      Intercompany...............................           11            20              4            20
      Unallocated corporate expenses (1).........            -         2,016              -         3,668
                                                    ------------   -----------   -----------   -------------
           Total operating earnings..............       17,716        11,170         21,849        13,756
Interest expense, net............................        3,753         3,047          4,985         6,171
                                                    ------------   -----------   -----------   -------------
Income before taxes and minority interest........     $ 13,963      $  8,123       $ 16,864      $  7,585
                                                    ============   ===========   ===========   =============



                                                                                    June 30,       December 31,
                                                                                      2002             2001
                                                                                ----------------  ----------------
Assets employed in operations:
      Consumer products group........................                               $218,359         $ 50,943
      Materials based group............................                               57,299           55,152
                                                                                   ------------- ----------------
          Total assets employed in operations.......                                 275,658          106,095
      Corporate (2)....................................                               62,010           54,850
                                                                                   ------------- ----------------
          Total assets..................................                            $337,668        $ 160,945
                                                                                   ============= ================



(1) Unallocated corporate expenses in 2001 comprise of special charges (credits) and reorganization expenses.

(2) Corporate assets primarily include cash and cash equivalents, amounts relating to benefit plans, deferred tax assets and corporate facilities and equipment.

12.  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company's derivative activities do not create additional risk because gains and losses on derivative contracts offset losses and gains on the assets, liabilities and transactions being hedged. As derivative contracts are initiated, the Company designates the instruments individually as either a fair value hedge or a cash flow hedge. Management reviews the correlation and effectiveness of its derivatives on a periodic basis.

     Under its prior senior credit facility, as amended ("Old Credit Agreement"), the Company used interest rate swaps to manage a portion of its exposure to short-term interest rate variations with respect to the London Interbank Offered Rate ("LIBOR") on its term debt obligations. The Company designated the interest rate swaps as cash flow hedges. Gains and losses related to the effective portion of the interest rate swaps were reported as a component of other comprehensive income and reclassified into earnings in the same period the hedged transaction affected earnings. Because the terms of the swaps exactly matched the terms of the underlying debt, the swaps were perfectly effective. The interest rate swap agreements expired in March 2002.

     In conjunction with the Notes (See Note 4), on April 24, 2002, the Company entered into a $75 million interest rate swap to receive a fixed rate of interest and pay a variable rate of interest based upon LIBOR. The initial effective rate of interest on this swap is 6.05% and will be recalculated effective November 1, 2002. This contract is considered to be a hedge against changes in the fair value of the Company's fixed-rate debt obligation. Accordingly, the interest rate swap contract will be reflected at fair value in the Company's consolidated balance sheet and the related portion of fixed-rate debt being hedged will be reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. The fair market value of the interest rate swap as of June 30, 2002 was approximately $1.3 million and is included as an asset within other assets in the consolidated balance sheet, with a corresponding offset to long-term debt. In addition, changes during any accounting period in the fair value of this interest rate swap, as well as offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt being hedged, will be recognized as adjustments to interest expense in the Company's consolidated statements of income. The net effect of this accounting on the Company's operating results is that interest expense on the portion of fixed-rate debt being hedged is generally recorded based on variable interest rates. The Company is exposed to credit loss in the event of non-performance by the counter party, a large financial institution, however, the Company does not anticipate non-performance by the counter party.

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

Following the sale of our Triangle, TriEnda and Synergy World plastic thermoforming operations ("TPD Assets") and the third quarter 2001 appointment of new executive management, we reorganized our business segments to reflect the new business and management strategy. We are now organized into two distinct segments: Consumer Products Group and Materials Based Group. Prior periods have been reclassified to conform to the current segment definitions.

ACQUISITION AND RELATED FINANCING

On April 24, 2002, we completed our acquisition of the business of Tilia International, Inc. and its subsidiaries Tilia, Inc. and Tilia Canada, Inc. (collectively "Tilia"), pursuant to an asset purchase agreement (the "Acquisition"). Based in San Francisco, California, Tilia is a developer, manufacturer and marketer of a patented vacuum packaging system for home use, primarily for food storage, under the FoodSaver(R) brand. The Acquisition was entered into as part of our plan to pursue growth in food preservation and branded domestic consumer products. Pursuant to the Acquisition, we acquired Tilia for approximately $145 million in cash and $15 million in seller debt financing. Note 3 of the accompanying financial statements includes a discussion of the intangible assets that were recorded in connection with the Acquisition. As of June 30, 2002, we had incurred transaction fees in the amount of approximately $4.1 million, including transaction bonuses paid to certain officers in the aggregate amount of $0.9 million, principally consisting of transaction bonuses paid to Martin E. Franklin, our Chairman and Chief Executive Officer, in the amount of $0.5 million and Ian Ashken, our Vice Chairman, Chief Financial Officer, and Secretary, in the amount of $0.3 million. In addition, the Acquisition includes an earn-out provision with a potential payment in cash or our common stock of up to $25 million payable in 2005, provided that certain earnings performance targets are met.

Due to the Company having effective control of Tilia as of April 1, 2002, the results of Tilia have been included in the Company's results from such date. The Company recorded $0.6 million of imputed interest expense in the second quarter of 2002 to reflect the financing that would have been required for the period from the effective date (April 1, 2002) to the date of closing (April 24, 2002). The imputed interest expense reduced the amount of goodwill recorded.

The Acquisition was financed by (i) an offering of $150 million of 9 3/4% senior subordinated notes ("Notes") to qualified institutional buyers in a private placement pursuant to Rule 144A under the Securities Act of 1933, (ii) a refinancing of our existing indebtedness with a new $100 million five-year senior secured credit facility, which includes a $50 million term loan facility and a $50 million revolving credit facility ("New Credit Agreement") and (iii) cash on hand. See "Financial Condition, Liquidity and Capital Resources" below for further information.

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

The combined net sales of TPD Assets and Microlin included in the Company's historical results were $18.2 million and $37.0 million for the three and six month periods ended July 1, 2001, respectively. Operating losses associated with these businesses were $2.4 million and $5.0 million for the three and six month periods ended July 1, 2001, respectively.

RESULTS OF OPERATIONS - COMPARISON OF SECOND QUARTER 2002 TO SECOND QUARTER 2001

We reported net sales of $105.1 million for the second quarter of 2002, a 16.0% increase from net sales of $90.6 million in the second quarter of 2001. Second quarter 2002 operating earnings of $17.7 million increased 58.6% from second quarter 2001 operating earnings of $11.2 million. In second quarter 2002, our consumer products group reported $75.5 million in net sales and $12.5 million in operating earnings, while our materials based group reported $29.6 million in net sales and $5.2 million in operating earnings.

Net sales of our consumer products group increased by $32.7 million in the second quarter of 2002 compared to the second quarter of 2001. This increase was principally the result of the acquisition of Tilia as well as sales volume increases in the home canning business. Net sales within the materials based group segment decreased by $18.3 million in the second quarter of 2002 compared to the second quarter of 2001, of which the divestiture of the TPD Assets and Microlin accounted for $18.2 million of such change.

Gross margin percentages increased to 40.2% in the second quarter of 2002 from 27.2% in the second quarter of 2001, reflecting the higher gross margins of the acquired Tilia business, the lower gross margins of the disposed TPD Assets and Microlin businesses and cost efficiency increases in our other divisions.

Selling, general and administrative expenses increased from $13.9 million in the second quarter of 2001 to $24.5 million in the second quarter of 2002. Expenses within our consumer products group segment increased as a result of the acquisition of Tilia. Expenses within our materials based group segment decreased primarily due to the divestiture of TPD Assets and Microlin and lower expenses in the remaining divisions. Selling, general and administrative expenses as a percentage of net sales increased from 15.3% in the second quarter of 2001 to 23.4% for the second quarter of 2002. The increase in the percentage resulted primarily from the higher percentage of the acquired Tilia business, partially offset by the higher percentage of the divested TPD Assets and Microlin businesses.

We incurred net special charges (credits) and reorganization expenses of $(2.0) million in the second quarter of 2001, comprising of $2.2 million in pre-tax income related to the discharge of certain deferred compensation obligations and $1.0 million of gain from insurance recovery, partially offset by $1.2 million of costs to evaluate strategic options.

As a result of the adoption of SFAS 142, we did not record goodwill amortization for the three month period ended June 30, 2002. Goodwill amortization of approximately $1.6 million had been recorded in the three month period ended July 1, 2001.

Net interest expense increased to $3.8 million for the second quarter of 2002 compared to $3.0 million in the same period last year primarily due to us recording $0.6 million of imputed interest expense in connection with the acquisition of Tilia. In the second quarter of 2002 our weighted average interest rate was lower than it was in the second quarter of 2001, which was offset by the higher average debt levels outstanding in the second quarter of 2002 compared to the second quarter of 2001.

Second quarter 2002 tax expense includes a $0.5 million reversal of the release of the valuation allowance recorded in the first quarter of 2002. Excluding this valuation allowance, our effective tax rate was approximately 38% in both the second quarter of 2002 and the second quarter of 2001. Additionally, net income for the second quarter of 2002 would have been $8.6 million or $0.60 diluted earnings per share if this valuation allowance reversal was excluded.

RESULTS OF OPERATIONS - COMPARISON OF YEAR TO DATE 2002 TO YEAR TO DATE 2001

We reported net sales of $152.7 million for the first six months of 2002, a 4.4% decrease from net sales of $159.6 million in the first six months of 2001. Operating earnings of $21.8 million for the first six months of 2002 increased 58.8% from operating earnings of $13.8 million for the first six months of 2001. In the first six months of 2002, our consumer products group segment reported $95.4 million in net sales and $13.1 million in operating earnings, while our materials based group segment reported $57.8 million in net sales and $8.8 million in operating earnings.

Net sales of our consumer products group increased by $33.2 million in the first six months of 2002 compared to the first six months of 2001. This increase was principally the result of the acquisition of Tilia as well as sales volume increases in the home canning business. Net sales within the materials based group segment decreased by $40.2 million in the first six months of 2002 compared to the first six months of 2001, of which the divestiture of the TPD Assets and Microlin accounted for $37.0 million of such change. Additionally, sales of zinc products decreased $4.6 million, due primarily to reduced sales to the U.S. Mint in connection with its inventory reduction program for all coinage. Partially offsetting these effects were favorable sales volume increases in our remaining materials based group businesses.

Gross margin percentages increased to 35.9% in the first six months of 2002 from 24.8% in the first six months of 2001, reflecting the higher gross margins of the acquired Tilia business, the lower gross margins of the disposed TPD Assets and Microlin businesses and cost efficiency increases in our other divisions.

Selling, general and administrative expenses increased from $26.3 million in the first six months of 2001 to $32.9 million in the first six months of 2002. Expenses within our consumer products group increased as a result of the acquisition of Tilia. Expenses within our materials based group segment decreased primarily due to the divestiture of TPD Assets and Microlin and lower expenses in the remaining divisions. Selling, general and administrative expenses as a percentage of net sales increased from 16.5% in the first six months of 2001 to 21.6% for the first six months of 2002. The increase in the percentage resulted from the higher percentage of the acquired Tilia business, partially offset by cost savings in our corporate office function and lower selling, general and administrative costs as a percentage of sales in the materials based group segment.

We incurred net special charges (credits) and reorganization expenses of $(3.7) million in the first six months of 2001, comprising of $4.1 million in pre-tax income related to the discharge of certain deferred compensation obligations and $1.0 million of gain from insurance recovery, partially offset by $1.4 million of costs to evaluate strategic options.

As a result of the adoption of SFAS 142, we did not record goodwill amortization for the six month period ended June 30, 2002. Goodwill amortization of approximately $3.2 million had been recorded in the six month period ended July 1, 2001.

Net interest expense of $5.0 million for the first six months of 2002 was lower than the $6.2 million recorded in the same period last year primarily due to lower levels of outstanding debt in the first quarter of 2002 compared to the same period in 2001, partially offset by higher interest expense in the second quarter of 2002 compared to the same period in 2001 as discussed above in Results of Operations - Comparison of Second Quarter 2002 to Second Quarter 2001.

At December 31, 2001, we had federal net operating losses that were recorded as a deferred tax asset with a valuation allowance of $5.4 million. Due to the impact of the Job Creation Act and the tax refunds that we received as a result, a net $4.9 million of this valuation allowance was released in the first six months of 2002 resulting in an income tax provision of $1.6 million. Excluding the release of this valuation allowance, our effective tax rate was approximately 38% in both the first six months of 2002 and the first six months of 2001. Our net income for the first six months of 2002 would have been $10.4 million or $0.74 diluted earnings per share if this valuation allowance release was excluded.

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

Interest on borrowings under the Old Credit Agreement's term loan and the revolving credit facilities were based upon fixed increments over adjusted LIBOR or the agent bank's alternate borrowing rate as defined in the agreement. The agreement also required the payment of commitment fees on the unused balance. As of July 1, 2001, the outstanding borrowings under our credit facility were $109.0 million.

In May 1999, we entered into a three-year interest rate swap with an initial notional value of $90 million. The swap effectively fixed the interest rate on approximately 60% of our term debt at a maximum rate of 7.98% for the three-year period. The swap matured and was terminated in March 2002.

The Old Credit Agreement was replaced as a result of the Acquisition, which was financed by (i) the offering of $150 million of Notes, (ii) the New Credit Agreement and (iii) cash on hand.

The Notes were issued at a discount such that we received approximately $147.7 million in net proceeds. The Notes will mature on May 1, 2012, however, on or after May 1, 2007, we may redeem all or part of the Notes at any time at a redemption price ranging from 100% to 104.875% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any. Prior to May 1, 2005, we may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds from certain public equity offerings at a redemption price of 109.75% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any. Interest on the Notes accrues at the rate of 9.75% per annum and is payable semi-annually in arrears on May 1 and November 1, commencing on November 1, 2002.

In conjunction with the Notes, on April 24, 2002, we entered into a $75 million interest rate swap to receive a fixed rate of interest and pay a variable rate of interest based upon LIBOR. The initial effective rate of interest on this swap is 6.05% and will be recalculated effective November 1, 2002. This contract is considered to be a hedge against changes in the fair value of our fixed-rate debt obligation. Accordingly, the interest rate swap contract will be reflected at fair value in our consolidated balance sheet and the related portion of fixed-rate debt being hedged will be reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. The fair market value of the interest rate swap as of June 30, 2002 was approximately $1.3 million and is included as an asset within other assets in the consolidated balance sheet, with a corresponding offset to long-term debt. In addition, changes during any accounting period in the fair value of this interest rate swap, as well as offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt being hedged, will be recognized as adjustments to interest expense in our Company's consolidated statements of income. The net effect of this accounting on our operating results is that interest expense on the portion of fixed-rate debt being hedged is generally recorded based on variable interest rates. We are exposed to credit loss in the event of non-performance by the counter party, a large financial institution, however, we do not anticipate non-performance by the counter party.

The revolving credit facility and the term loan facility bear interest at a rate equal to (i) the Eurodollar Rate pursuant to an agreed formula or (ii) a Base Rate equal to the higher of (a) the Bank of America prime rate and (b) the federal funds rate plus .50%, plus, in each case, an applicable margin ranging from 2.00% to 2.75% for Eurodollar Rate loans and from .75% to 1.5% for Base Rate loans.

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

     o    certain transactions with affiliates.


The New Credit Agreement also requires our Company to maintain certain financial covenants.

As of June 30, 2002, we had drawn down $50 million under the term loan facility, but had not drawn down the $50 million available under the revolving credit facility of the New Credit Agreement, although we have used an amount of approximately $4.1 million of availability for the issuance of letters of credit.

As of June 30, 2002, we had incurred costs in connection with the issuance of the Notes and the New Credit Agreement of approximately $7.5 million.

Working capital (defined as current assets less current liabilities) increased to $69.7 million at June 30, 2002 from $17.2 million at July 1, 2001 due primarily to: the tax refunds of $38.5 million that we received, the working capital of Tilia and a lower amount of current portion of debt, partially offset by the working capital of the TPD Assets and reduced levels of inventory in our consumer products group caused by an additional focus on just-in-time purchasing.

Accounts receivable, accounts payable and inventories increased in the six-month period ended June 30, 2002, due primarily to the acquisition of Tilia and the customary build-up in anticipation of seasonal home food preservation activity.

Capital expenditures were $3.1 million in the first six months of 2002 compared to $6.6 million for the same period in 2001 and are largely related to maintaining facilities, improving manufacturing efficiencies and the installation of new packaging lines for the ACPC division. As of June 30, 2002, we have capital expenditure commitments of approximately $5.7 million, of which $4.2 million relates to the installation of the new packaging line.

We believe that our existing funds, cash generated from our operations and our debt facility, are adequate to satisfy our working capital and capital expenditure requirements for the foreseeable future. However, we may raise additional capital from time to time to take advantage of favorable conditions in the capital markets or in connection with our corporate development activities.

CONTINGENCIES

We are involved in various legal disputes in the ordinary course of business. In addition, the Environmental Protection Agency has designated our Company as a potentially responsible party, along with numerous other companies, for the clean up of several hazardous waste sites. Based on currently available information, we do not believe that the disposition of any of the legal or environmental disputes our Company is currently involved in will require material capital or operating expenditures or will otherwise have a material adverse effect upon the financial condition, results of operations, cash flows or competitive position of our Company. It is possible, that as additional information becomes available, the impact on our Company of an adverse determination could have a different effect.

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

While it is impossible to identify all such factors, the risks and uncertainties that may affect the operations, performance and results of our business include the following:

     o Our significant indebtedness could adversely affect our financial health, and prevent us from fulfilling our obligations under the Notes and the New Credit Agreement;

     o We will require a significant amount of cash to service our indebtedness. Our ability to generate cash depends on many factors beyond our control;

     o Reductions, cancellations or delays in customer purchases would adversely affect our profitability;

     o We may be adversely affected by the trend towards retail trade consolidation;

     o    Sales of some of our products are seasonal and weather related;

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

     o We may be adversely affected by remediation obligations mandated by applicable environmental laws;

     o    We depend on key personnel;

     o We enter into contracts with the United States government and other governments;

     o Our operating results can be adversely affected by changes in the cost or availability of raw materials;

     o Our business could be adversely affected because of risks which are particular to international operations;

     o    We depend on our patents and proprietary rights;

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

The Company, from time to time, invests in short-term financial instruments with original maturities usually less than fifty days. The Company is exposed to short-term interest rate variations with respect to Eurodollar or Base Rate on its term and revolving debt obligations and LIBOR on its interest rate swap. The initial effective rate of interest on the interest swap is 6.05% for the period through November 1, 2002, at which point the swap will be repriced based upon the current LIBOR plus a 400 basis points spread at such time. The Company is exposed to credit loss in the event of non-performance by the counter party, a large financial institution, however, the Company does not anticipate non-performance by the counter party.

Changes in Eurodollar or LIBOR interest rates would affect the earnings of the Company either positively or negatively depending on the changes in short-term interest rates. Assuming that Eurodollar and LIBOR rates each increased 100 basis points over period end rates on the outstanding term debt and interest rate swap, the Company's interest expense would have increased by approximately $0.3 million for both the six month periods ended June 30, 2002 and July 1, 2001, respectively. The amount was determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost, short-term investment rates, interest rate swap and estimated cash flow. Actual changes in rates may differ from the assumptions used in computing this exposure.

The Company does not invest or trade in any derivative financial or commodity instruments, nor does it invest in any foreign financial instruments.

PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On May 2, 2002, our board of directors adopted resolutions approving a 2-for-1 split of our shares of common stock. Stockholders of record at the close of business on May 20, 2002 received, on or about June 3, 2002, one additional share of our common stock for every share of our common stock held.

On April 30, 2002, each of our then non-employee directors, including Douglas W. Huemme, Richard L. Molen, Lynda W. Popwell, Patrick W. Rooney, David L. Swift, and Robert L. Wood, was granted an option to purchase 2,000 shares of our common stock (after giving effect to the stock split) under our 1998 Long-Term Equity Incentive Plan, as amended and restated, and 2,000 shares of our common stock (after giving effect to the stock split) under our 2001 Stock Option Plan, as amended. As a result of Mr. Rooney's retirement, effective May 30, 2002, all of the options granted to him on April 30, 2002 were terminated. In addition, options to purchase an aggregate of 56,000 shares of our common stock were granted to our employees on April 15, 2002 and April 24, 2002. These were private transactions not involving a public offering that were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. At the time of issuance, the foregoing securities were deemed to be restricted securities for purposes of the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 30, 2002. Of the 7,020,309 shares of common stock entitled to vote at the meeting, 6,381,431 shares of common stock were present in person or by proxy and entitled to vote. Such number of shares represented approximately 90.9% of our outstanding shares of common stock. Listed below are the matters voted upon at our annual meeting of stockholders and the respective voting results:


                                                                                                 Abstained/
                                                                        Voted                      Broker
                                                                         FOR         Withheld     Non-Votes
                                                                     ------------- ------------- ------------
Election of Class III Directors for three-year terms expiring in
2005
Douglas W. Huemme................................................     6,337,200       44,231             -
Robert L. Wood...................................................     5,388,205      993,226             -
Irwin D. Simon...................................................     6,362,464       18,967             -
                                                                                                  Withheld/
                                                                                                 Abstained/
                                                                        Voted         Voted        Broker
                                                                         FOR         AGAINST      Non-Votes
                                                                     ------------- ------------- ------------
Approval of the amendment to our restated certificate of
incorporation to change our name from "Alltrista Corporation"
to "Jarden Corporation"..........................................     6,281,147       71,833        28,448

Ratification of the appointment of Ernst & Young LLP as our
independent auditors for the year ending December 31, 2002....        6,369,124       2,939         9,368


Our board of directors is currently comprised of each of the Class I Directors, including Martin E. Franklin and David L. Swift, the Class II Directors, including Ian G.H. Ashken, Richard L. Molen, and Lynda W. Popwell, and the Class III Directors listed in the table above.

Stockholders of record at the close of business on April 5, 2002 were entitled to vote at the annual meeting of stockholders and, therefore, the number of shares represented at the meeting does not reflect the 2-for-1 stock split.

Item 6.  Exhibits and Reports on Form 8-K


a. Exhibits

Exhibit              Description
-------              -----------
3.1                  Restated Certificate of Incorporation of Jarden Corporation (filed as Exhibit 3.1 to Jarden's Annual Report on
                     Form 10-K, filed with the Commission on March 27, 2002 and incorporated herein by reference).

3.2                  Certificate of Amendment of Restated Certificate of Incorporation of Jarden Corporation (filed as Exhibit 3.2 to Jarden's Current Report on Form 8-K, filed with the Commission on June 4, 2002 and incorporated herein by reference).

3.3                  Bylaws of Jarden Corporation (filed as Exhibit C to Jarden's Definitive Proxy Statement, filed with the
                     Commission on November 26, 2001 and incorporated herein by reference).

4.1                  Indenture, dated as of April 24, 2002, among Jarden, Alltrista Newco Corporation, Alltrista Plastics
                     Corporation, Alltrista Unimark, Inc., Alltrista Zinc Products, L.P., Caspers Tin Plate Company,
                     Hearthmark, Inc., Lafayette  Steel & Aluminum Corporation, LumenX Corporation, Penn Video, Inc., Quoin
                     Corporation, Tilia, Inc., Tilia Direct, Inc., Tilia International, Inc., TriEnda Corporation, and Unimark
                     Plastics, Inc. (the "Domestic Subsidiaries"), and The Bank of New York, as trustee (filed as Exhibit 4.1 to Jarden's Current Report on Form 8-K, filed with the Commission on May 9, 2002 and incorporated herein by reference).

4.2                  Registration  Rights  Agreement,  dated  as of  April  24,  2002,  among  Jarden, the Domestic Subsidiaries, and Banc of America Securities LLC, CIBC World Markets Corp., and NatCity Investments, Inc., a representatives of the several initial purchasers (filed as Exhibit 10.13 to Jarden's Current Report on Form 8-K, filed with the Commission on May 9, 2002 and incorporated herein by reference).

10.1                 Credit  Agreement,  dated  as of April  24,  2002,  among  Jarden,  Bank of  America,  N.A.,  as Administrative
                     Agent, Swing Line Lender, and L/C Issuer, Canadian Imperial Bank of Commerce, as Syndication Agent, National
                     City Bank of Indiana, as Documentation Agent, and the other Lenders party thereto, including The Bank of New
                     York, Fleet National Bank, Harris Trust and Savings Bank, U.S. Bank National Association, Allfirst Bank,
                     Transamerica Business Capital Corporation, and Union Federal Bank of Indianapolis (filed as Exhibit 10.1 to
                     Jarden's Current Report on Form 8-K, filed with the Commission on May 9, 2002 and incorporated herein by reference).

10.2                 Guaranty Agreement, dated as of April 24, 2002, by the Domestic Subsidiaries to Bank of America, N.A., as
                     administrative agent (filed as Exhibit 10.2 to Jarden's Current Report on Form 8-K, filed with the Commission on May 9, 2002 and incorporated herein by reference).

10.3                 Security Agreement dated as of April 24, 2002, among Jarden, the Domestic Subsidiaries, and Bank of America,
                     N.A., as administrative agent (filed as Exhibit 10.3 to Jarden's Current Report on Form 8-K, filed with the
                     Commission on May 9, 2002 and incorporated herein by reference).

10.4                 Intellectual  Property Security Agreement,  dated as of April 24, 2002, among Jarden, the Domestic
                     Subsidiaries,  and Bank of  America,  N.A.,  as  administrative  agent  (filed as Exhibit  10.4 to Jarden's
                     Current Report on Form 8-K,  filed with the  Commission on May 9, 2002 and  incorporated herein by reference).

10.5                 Securities Pledge Agreement, dated as of April 24, 2002, among Jarden, Quoin Corporation, Alltrista Newco
                     Corporation, Caspers Tin Plate Company, and Bank of America, NA., as administrative agent (filed as Exhibit
                     10.5 to Jarden's Current Report on Form 8-K, filed with the Commission on May 9, 2002 and incorporated herein by reference).

10.6                 Asset Purchase Agreement,  dated as of March 27, 2002, among Jarden, Tilia International,  Inc., Tilia, Inc.,
                     Tilia Canada, Inc., and Andrew Schilling (filed as Exhibit 10.6 to Jarden's Current Report on Form 8-K, filed with the Commission on May 9, 2002 and incorporated herein by reference).

10.7                 Amendment  No. 1 to the Asset  Purchase  Agreement,  dated as of April 24, 2002,  among  Jarden, Tilia
                     International, Inc., Tilia, Inc., Tilia Canada, Inc., and Andrew Schilling (filed as Exhibit 10.7 to Jarden's
                     Current Report on Form 8-K, filed with the Commission on May 9, 2002 and incorporated herein by reference).

10.8                 Unsecured  Subordinated  Note,  dated  as of  April  24,  2002,  by  Jarden  in  favor  of Tilia International,
                     Inc. in the principal amount of $5,000,000 (filed as Exhibit 10.8 to Jarden's Current Report on Form 8-K, filed with the Commission on May 9, 2002 and incorporated herein by reference).

10.9                 Unsecured  Subordinated  Note,  dated  as of  April  24,  2002,  by  Jarden  in  favor  of Tilia International,
                     Inc. in the principal amount of $10,000,000 (filed as Exhibit 10.9 to Jarden's Current Report on Form 8-K,
                     filed with the Commission on May 9, 2002 and incorporated herein by reference).

10.10                Escrow Agreement,  dated as of April 24, 2002, among Jarden, Tilia  International,  Inc., Tilia, Inc., Tilia
                     Canada, Inc., Andrew Schilling, and J. P. Morgan Trust Company, National Association, as escrow agent (filed as
                     Exhibit 10.10 to Jarden's Current Report on Form 8-K, filed with the Commission on May 9, 2002 and incorporated herein by reference).

10.11                Long Term Escrow  Agreement,  dated as of April 24, 2002,  among  Jarden,  Tilia  International, Inc., Andrew
                     Schilling, and J. P. Morgan Trust Company, National Association, as escrow agent (filed as Exhibit 10.11 to
                     Jarden's Current Report on Form 8-K, filed with the Commission on May 9, 2002 and incorporated herein by reference).

10.12                Purchase  Agreement,  dated as of April 10, 2002, among Jarden, the Domestic  Subsidiaries and Banc of America
                     Securities LLC, CIBC World Markets Corp., and NatCity Investments, Inc., as representatives of the several initial purchasers (filed as Exhibit 10.12 to Jarden's Current Report on Form 8-K, filed with the Commission on
                     May 9, 2002 and incorporated herein by reference).

# 10.13              Alltrista Corporation 1998 Long-Term Equity Incentive Plan, as amended and restated. *

# 10.14              Alltrista  Corporation  2001 Stock  Option  Plan (filed as Exhibit 10.6 to  Jarden's Quarterly Report on
                     Form 10-Q, filed with the Commission on November 14, 2001 and incorporated herein by reference).

# 10.15              Amendment No. 1 to the Alltrista Corporation 2001 Stock Option Plan. *

+ 10.16              Amendment No. 1 to Employment Agreement, dated April 24, 2002, between Jarden and Martin E. Franklin. *

+ 10.17              Amendment No. 1 to Employment Agreement, dated April 24, 2002, between Jarden and Ian G.H. Ashken. *

+ 10.18              Restricted Stock Award Agreement, dated January 2, 2002, between Jarden and Martin E. Franklin.*

+ 10.19              Amendment No. 1 to Restricted Stock Award Agreement, dated February 7, 2002, between Jarden and Martin E.
                     Franklin. *

+ 10.20              Amendment No. 2 to Restricted Stock Award Agreement, dated April 15, 2002, between Jarden and Martin E.
                     Franklin. *

+ 10.21              Amendment No. 3 to Restricted Stock Award Agreement dated July 25, 2002 between Jarden and Martin E.
                     Franklin. *


+ 10.22              Restricted Stock Award Agreement, dated January 2, 2002, between Jarden and Ian G.H. Ashken.*

+ 10.23              Amendment No. 1 to Restricted Stock Award Agreement, dated February 7, 2002, between Jarden and Ian G.H.
                     Ashken. *

+ 10.24              Amendment No. 2 to Restricted Stock Award Agreement, dated April 15, 2002, between Jarden and Ian G.H.
                     Ashken. *

+ 10.25              Amendment No. 3 to Restricted Stock Award Agreement dated July 25, 2002 between Jarden Corporation and Ian G.H.
                     Ashken. *

   99.1              Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002. *

* Filed herewith.

# This represents a compensatory plan.

+ This represents a management contract.

b. Reports on Form 8-K

We filed a Current Report on Form 8-K (Date of Event - April 24, 2002) on May 9, 2002, with respect to Items 2, 5, and 7, relating to the completed acquisition of the business of Tilia, the refinancing of our existing senior indebtedness with a new senior credit facility, and the issuance of our 9 3/4% senior subordinated notes due 2012 to qualified institutional buyers in the aggregate principal amount of $150 million. We filed (a) audited consolidated balance sheets of Tilia as of December 31, 2000 and 2001 and related consolidated statements of operations, shareholders' equity and cash flows for each of the years ended December 31, 1999, 2000 and 2001 and (b) unaudited pro forma condensed consolidated statements of operations for the year ended December 31, 2001 of Jarden which gives effect to the acquisition of Tilia as if it had occurred on January 1, 2001.

We filed a Current Report on Form 8-K (Date of Event - May 30, 2002) on June 4, 2002, with respect to Items 5 and 7, relating to, respectively, our change of name from "Alltrista Corporation" to "Jarden Corporation" and the 2-for-1 split of our issued shares of common stock.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        JARDEN CORPORATION



Date:  August 12, 2002                            By:    /s/ Ian G.H. Ashken
      ----------------------------------------          --------------------
                                                             Ian G.H. Ashken
                                                             Vice Chairman,
                                                             Chief Financial
                                                             Officer and
                                                             Secretary