Form 10-K/A
period 2001-12-31
JARDEN CORP
filed 2002-10-17
CIK 895655

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-K/A

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

                                EXPLANATORY NOTE

This amendment to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is being filed to reflect more reportable segments than previously filed. All information in this Form 10-K/A is as of December 31, 2001, and does not reflect, unless otherwise noted, any subsequent information or events other than the change mentioned above.

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

                                    PART I

ITEM 1. BUSINESS

     Jarden Corporation (formerly known as Alltrista Corporation) (the "Company") was incorporated in the State of Indiana in 1991 and reincorporated in the State of Delaware in December 2001. We operate two business groups, consumer products and materials based. Consumer products is the leading provider of home canning related products in North America primarily under the Ball (Registered Trademark) , Kerr (Registered Trademark) and Bernardin (Registered Trademark) brands. The materials based group has plastics manufacturing operations and is the country's largest producer of zinc strip and fabricated products, including coin blanks for U.S. and foreign mints. In addition to the information included below in this Item 1, see Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 8, Note 1 (Significant Accounting Policies) and Note 4 (Business Segment Information) for financial and other information concerning the Company's operations.

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

     Our materials based group is comprised of three segments: metals, injection molded plastics, and other. Our metals business is the sole source supplier of copper plated zinc penny blanks to both the United States Mint and the Royal Canadian Mint and is currently exploring opportunities with several other countries. In addition, we manufacture a line of industrial zinc items used in the plumbing, automotive, electrical component and European architectural markets, and the Lifejacket (Registered Trademark) anti-corrosion system. Our plastic injection molding business manufactures precision custom components for major companies in the healthcare and consumer products industries including CIBA Vision Corporation, Johnson & Johnson, Meridian Diagnostics, Inc., The Scotts Company and Winchester Ammunition. The other segment includes the manufacturing of non-injection molded plastic parts and other immaterial business activities.

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


MATERIALS BASED GROUP

     Our materials based group is currently comprised of three segments: metals, injection molded plastics, and other.

METALS

     We believe our metals segment is the largest zinc strip casting and rolling operation in the United States. We are the sole source supplier of copper plated zinc penny blanks to both the United States Mint and the Royal Canadian Mint and are currently exploring opportunities with several other countries. In addition, we manufacture a line of industrial zinc items used in the plumbing, automotive, electrical component and European architectural markets, and the Lifejacket (Registered Trademark) anti-corrosion system. Our anticorrosion zinc Lifejacket (Registered Trademark) is gaining recognition as a cost-effective solution to arrest the corrosion of the reinforcement steel within poured concrete structures.

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

INJECTION MOLDED PLASTICS

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

OTHER

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

     Our other business primarily manufactures plastic white goods for a variety of customers in our Fort Smith, Arkansas facility. We also manufacture and sell extruded plastic sheet and roll stock products in smooth, textured and laminated finishes for a variety of customers. Additionally, we produce plastic tables for original equipment manufacturers in our Fort Smith plant and have a proprietary line of tables selling under the Vision (Trade Mark) brand that are primarily sold to the hospitality and institutional markets. Our customers are primarily other equipment manufacturers. Our sales and marketing focuses on establishing and building relationships with major customers in our market.

     Our products are produced through a thermoforming process. Thermoforming is an operation in which plastic sheet is converted into a formed product through single- or twin-sheet vacuum or pressure formed in conjunction with the application of heat. After the product is formed, the process of removing the excess material, or trimming, is generally performed by automated equipment programmed to execute the appropriate steps to produce the finished part to the customer's specifications. We purchase resin directly for use in the manufacture of extruded sheet and also purchase plastic sheet from third-party suppliers in those instances where we are unable to provide for our needs internally. These raw materials are obtained from regular commercial sources of supply and, in most cases, multiple sources. The supply and demand for plastic resins are subject to cyclical and other market factors. Certain of our customers purchase the resin on our behalf, thereby providing us protection from price fluctuations.

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

EMPLOYEES

     As of December 31, 2001, the Company employed approximately 800 people. Approximately 215 union workers are covered by two collective bargaining agreements at the Company's metals and consumer products manufacturing facilities. These agreements expire at the consumer products facility (Muncie, Indiana) on October 15, 2006, and at the metals facility (Greeneville, Tennessee) on October 4, 2003.

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

                                                                                  APPROXIMATE
LOCATION                             TYPE OF USE             BUSINESS GROUP       SQUARE FEET   OWNED/LEASED
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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT AND CORPORATE OFFICE REORGANIZATION

     On September 24, 2001, our board of directors appointed Martin E. Franklin as our Chairman and Chief Executive Officer and Ian G.H. Ashken as our Vice Chairman, Chief Financial Officer and Secretary. On October 15, 2001, we announced the closing of our Indianapolis, Indiana corporate office. Corporate functions have been transitioned to our new headquarters in Rye, New York, and our consumer products location in Muncie, Indiana.

     Following the sale of the TPD Assets and the third quarter 2001 appointment of new executive management, we reorganized our business segments to reflect the new business and management strategy. We are now organized into two groups: consumer products and materials based. Within these two groups there are four business segments, with three of the segments comprising the materials based group. Prior periods have been reclassified to conform to the current segment definitions.

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

RECENT DEVELOPMENTS

     We expect that the net sales and operating income of our materials based group for the three months ended March 31, 2002 will be lower than the comparable period in 2001. Our metals segment has experienced reduced sales to the United States Mint, which announced in the fourth quarter of 2001 that it was implementing an inventory reduction program for all coinage. We anticipate that this inventory reduction program will result in lower sales and earnings for metals compared to prior years until the fourth quarter of 2002.

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

     Sales of the consumer products segment were relatively constant in 2001 compared to 2000. Domestic increases were offset by Canadian decreases due to unfavorable weather conditions and customers carrying higher levels of inventory over from 2000. Sales within the materials based group for 2001 decreased by $52.6 million due primarily to (i) lower demand for industrial thermoformed parts (part of the divested TPD Assets) in the heavy truck and material handling markets, (ii) the fact that full year sales in 2001 did not include December sales for the divested TPD Assets, and (iii) the decline in sales of the metals segment resulting from lower demand in all of our zinc product lines.

     Gross margin percentages increased to 23.4% in 2001 from 22.9% in 2000. Gross margin increased for consumer products due primarily to cost efficiencies which continued during 2001 as the benefits of the segment's SAP system implementation continued to be realized. This increase was offset by a decrease in gross margin for the materials based group in 2000 due primarily to lower sales of plastic thermoformed parts (part of the divested TPD Assets) resulting from decreased demand in the heavy truck, material handling and manufactured housing markets. Smaller orders reduced the length of production runs, and, thus, diminished operating efficiencies. These declines in the other segment were partially offset by an increase in the metals segment gross margin from 28% in 2000 to 29% in 2001. The injection molded plastics segment gross margin declined from 18% in 2000 to 15% in 2001 primarily due to lower sales volume and fixed overhead costs therefore being allocated to less sales.

     Selling, general and administrative expenses decreased 6.8% to $52.2 million in 2001 from $56.0 million in 2000. Consumer products expenses decreased primarily due to lower expenses associated with sales and marketing, warehousing and shipping. Expenses within the materials based group decreased primarily as a result of the cost savings realized due to a third quarter 2000 realignment and consolidation of our divested thermoformed operations. Selling, general and administrative expenses in the metals and injection molded plastics segments remained relatively constant. Selling, general and administrative expenses as a percentage of sales increased from 15.7% in 2000 to 17.1% in 2001 due primarily to lower overall sales.

     Goodwill amortization decreased from $6.4 million in 2000 to $5.2 million in 2001 due primarily to our November 2001 sale of the TPD Assets included in the other segment.

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

     Sales of consumer products decreased $12.7 million to $120.4 million in 2000 from $133.1 in 1999 as home canning sales volumes returned to more normal levels compared to the 1999 season, which was influenced by the Year 2000 phenomenon. Within the materials based group the injection molded plastics segment sales increased by $5.7 million. Sales for the other segment increased from $121.6 million to $130.5 million primarily due to the acquisition of Triangle Plastics and its wholly owned subsidiary, TriEnda. This increase was partially offset in 2000 as competitive pricing pressures and dramatically lower demand, chiefly in the heavy truck, manufactured housing and material handling markets, negatively impacted sales of thermoformed plastic parts. 1999 other segment sales also included $13.0 million from a plastic packaging product line, which was disposed of on May 24, 1999. Metals segment sales decreased by $2.2 million.

     Gross margin percentages decreased from 28.1% in 1999 to 22.9% in 2000. Gross margin decreased for the consumer products group due to a decline in sales of home canning products from the abnormally high 1999 levels (due to Year 2000 concerns of consumers) accompanied by slightly higher sales of a lower margin consumer product line contributed to the decrease in the consumer products group. Gross margin decreased for the materials based group due primarily to raw material price increases, reduced sales volumes and operating inefficiencies from several new customer programs for the other segment, as well as lower coinage and battery can volumes for the metals segment.

     Selling, general and administrative expenses increased 1.3% to $56.0 million in 2000 from $55.3 million in 1999. Expenses within the consumer products group increased primarily due to higher depreciation expense on a new information system. For the other segment, the acquisition of Triangle Plastics and disposal of the plastic packaging product line resulted in a net increase as Triangle Plastics maintained the personnel necessary to offer customers extensive design, engineering and development services, while the operations of the divested plastic packaging product line did not require this level of staffing. The write-down of fixed assets and severance costs of $1.2 million associated with the realignment and consolidation of certain thermoforming operations within the other segment also contributed to the increase. Additionally, research and development costs within the metals segment increased. These increases were offset somewhat by a decrease in incentive compensation expense throughout the Company. Selling, general and administrative expenses as a percentage of sales increased from 15.5% in 1999 to 15.7% in 2000.

     Goodwill amortization increased to $6.4 million in 2000 from $4.6 million in 1999. This was the result of a full year of amortization being recorded in 2000 related to the 1999 acquisition of Triangle Plastics within the other segment.

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

As discussed in Note 4, the business segment information has been revised to report additional segments.

/s/ ERNST & YOUNG LLP



Indianapolis, Indiana
January 23, 2002,
Except for Note 19, as to which the date is March 27, 2002 and Note 4, as to which the date is October 14, 2002

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

                             ALLTRISTA CORPORATION

4. BUSINESS SEGMENT INFORMATION

Following the sale of the Triangle, TriEnda and Synergy World plastic thermoforming assets and the third quarter 2001 appointment of new executive management, the Company reorganized its business into two segments, consumer products and materials based. Subsequent to the issuance of the Company's December 31, 2001 consolidated financial statements, the Company has revised its business segment information to report four business segments. Prior periods have been reclassified to conform to the current segment definitions.

The consumer products group consists of one segment and markets a line of home food preservation products under the Ball(R), Kerr(R) and Bernardin(R) brands. The domestic consumable products sold in this segment primarily include home canning jars, metal closures and accessories, which are distributed through a wide variety of retail outlets.

The materials based group consists of the metals, injection molded plastics and other segments. The metals segment is the largest producer of zinc strip in the United States. The injection molded plastics segment manufactures injection molded plastic products used in medical, pharmaceutical and consumer products. The other segment includes the manufacturing of non-injection molded plastic parts and other immaterial business activities. Until November, 26, 2001, the other segment included the Triangle, TriEnda and Synergy World plastic thermoforming assets (see Note 2) which produced industrial thermoformed plastic parts for manufactured housing, recreational vehicles, heavy trucking, agriculture equipment, portable restrooms, recreational and construction products. Until November 1, 2001, the other segment also included Microlin, LLC (see Note 2).


(thousands of dollars)                                                  2001         2000           1999
                                                                   ------------- ------------ -------------
NET SALES:
  Consumer products group ....................................     $    120,644  $   120,381  $    133,074
                                                                   ------------- ------------ -------------
    Metals ...................................................           45,525       58,773        60,927
    Injection molded plastics ................................           44,825       48,732        43,021
    Other (1) ................................................           95,087      130,542       121,636
                                                                   ------------- ------------ -------------
  Materials based group ......................................          185,437      238,047       225,584
                                                                   ------------- ------------ -------------
  Intercompany ...............................................           (1,103)      (1,072)         (627)
                                                                   ------------- ------------ -------------
     Total net sales .........................................     $    304,978  $   357,356  $    358,031
                                                                   ============= ============ =============
OPERATING EARNINGS (LOSS):
  Consumer products group ....................................     $     13,291  $    10,362  $     17,091
                                                                   ------------- ------------ -------------
    Metals ...................................................            7,075       11,636        10,694
    Injection molded plastics ................................              928        2,765         3,774
    Other (1) ................................................           (6,202)      (4,473)        6,999
                                                                   ------------- ------------ -------------
  Materials based group ......................................            1,801        9,928        21,467
                                                                   ------------- ------------ -------------
  Intercompany ...............................................               13           39           (69)
  Unallocated corporate expenses .............................           (6,146)      (1,347)           (7)

  Gain (loss) on divestitures of assets
    and product lines (1) ....................................         (122,887)           -        19,678
                                                                   ------------- ------------ -------------
  Earnings (loss) before interest, taxes
    and minority interest ....................................         (113,928)      18,982        58,160
Interest expense, net ........................................          (11,791)     (11,917)       (8,395)
                                                                   ------------- ------------ -------------
Income (loss) before taxes and minority interest .............     $   (125,719) $     7,065  $     49,765
                                                                   ============= ============ =============
ASSETS EMPLOYED IN OPERATIONS:
  Consumer products group ....................................     $     51,301  $    60,713  $     71,625
                                                                   ------------- ------------ -------------
    Metals ...................................................           15,096       21,091        22,091
    Injection molded plastics ................................           28,715       27,072        24,511
    Other (1) ................................................           11,341      183,793       186,017
                                                                   ------------- ------------ -------------
  Materials based group ......................................           55,152      231,956       232,619
                                                                   ------------- ------------ -------------
     Total assets employed in operations .....................          106,453      292,669       304,244
  Corporate (2) ..............................................           54,850       16,070        34,507
                                                                   ------------- ------------ -------------
     Total assets ............................................     $    161,303  $   308,739  $    338,751
                                                                   ============= ============ =============

                             ALLTRISTA CORPORATION

(thousands of dollars)                                                  2001         2000           1999
                                                                   ------------- ------------ -------------
CAPITAL EXPENDITURES:
  Consumer products group ....................................     $        633  $     1,314  $      5,477
                                                                   ------------- ------------ -------------
  Metals .....................................................              530        2,195         4,123
  Injection molded plastics ..................................            4,141        5,722         3,278
  Other (1) ..................................................            4,396        4,119         3,492
                                                                   ------------- ------------ -------------
  Materials based group ......................................            9,067       12,036        10,893
                                                                   ------------- ------------ -------------

  Corporate ..................................................                7          287           258
                                                                   ------------- ------------ -------------
     Total capital expenditures ..............................     $      9,707  $    13,637  $     16,628
                                                                   ============= ============ =============

DEPRECIATION AND AMORTIZATION:
  Consumer products group ....................................     $      3,202  $      3,264 $      2,505
                                                                   ------------- ------------ -------------
    Metals ...................................................            2,448         2,446        2,056
    Injection molded plastics ................................            3,298         3,018        3,217
    Other (1) ................................................            9,649        12,349        9,099
                                                                   ------------- ------------ -------------
  Materials based group ......................................           15,395        17,813       14,372
                                                                   ------------- ------------ -------------

  Corporate ..................................................              200           234          820
                                                                   ------------- ------------ -------------
     Total depreciation and amortization .....................     $     18,797  $     21,311 $     17,697
                                                                   ============= ============ =============


(1) Effective November 26, 2001, the Company sold the assets of its Triangle, TriEnda and Synergy World plastic thermoforming operations, which were purchased on April 25, 1999. Effective May 24, 1999, the Company sold its plastic packaging product line.

(2) Corporate assets primarily include cash and cash equivalents, amounts relating to and corporate facilities and equipment.

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


     On March 27, 2002, the Company entered into a definitive asset purchase agreement to acquire the business of Tilia International, Inc., a developer and distributor of home food preservation products, for $145.0 million cash and $15.0 million in seller debt financing. In addition, the agreement includes an earn-out provision with a total potential payment in cash or Alltrista common stock of up to $25.0 million payable in three years, provided that certain earnings performance targets are met. The acquisition, which is expected to more than double the Company's consumer products revenue, is consistent with the Company's strategic focus on food preservation products and niche branded kitchen consumables.


     The purchase price allocation has not been completed, but it is anticipated that goodwill in the amount of approximately $100.9 million will be recorded which will not be subject to amortization. It is also anticipated that amortizable intangible assets amounting to approximately $5.0 million will be recorded.

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

     EXHIBIT
      NUMBER      DESCRIPTION OF EXHIBIT
----------------- --------------------------------------------------------------------------------------------------------
   +10.24         Agreement to Forego Compensation between Kevin D. Bower and Alltrista Corporation, effective
                  March 31, 2001 (filed as Exhibit 10.2 to the Company's Report on Form 10-Q, Filing No. 0-21052, and
                  incorporated herein by reference, filed May 15, 2001).
   +10.25         Agreement to Forego Compensation between Jerry T. McDowell and Alltrista Corporation, effective
                  May 25, 2001 (filed as Exhibit 10.6 to the Company's Report on Form 10-Q, Filing No. 0-21052, and
                  incorporated herein by reference, filed August 10, 2001).
   +10.26         Agreement to Forego Compensation between Thomas B. Clark and Alltrista Corporation, effective
                  March 31, 2001 (filed as Exhibit 10.1 to the Company's Report on Form 10-Q, Filing No. 0-21052, and
                  incorporated herein by reference, filed May 15, 2001).
   +10.27         Agreement to Forego Compensation between Thomas B. Clark and Alltrista Corporation, effective
                  May 31, 2001 (filed as Exhibit 10.7 to the Company's Report on Form 10-Q, Filing No. 0-21052, and
                  incorporated herein by reference, filed August 10, 2001).
   +10.28         Loan Agreement between Thomas B. Clark and Alltrista Corporation, effective May 31, 2001 (filed as
                  Exhibit 10.8 to the Company's Report on Form 10-Q, Filing No. 0-21052, and incorporated herein by reference, filed August 10, 2001).
   +10.29         Promissory Note between Alltrista Corporation, and Thomas B. and Karen A. Clark, effective May 31,
                  2001 (filed as Exhibit 10.9 to the Company's Report on Form 10-Q, Filing No. 0-21052, and incorporated herein by reference, filed August 10, 2001).
   +10.30         Loan Agreement between Kevin D. Bower and Alltrista Corporation, effective May 31, 2001 (filed as
                  Exhibit 10.10 to the Company's Report on Form 10-Q, Filing No. 0-21052, and incorporated herein by reference, filed August 10, 2001).
   +10.31         Promissory Note between Alltrista Corporation, and Kevin D. and Maureen C. Bower, effective May 31,
                  2001 (filed as Exhibit 10.11 to the Company's Report on Form 10-Q, Filing No. 0-21052, and incorporated herein by reference, filed August 10, 2001).
   +10.32         Loan Agreement between Jerry T. McDowell and Alltrista Corporation, effective May 31, 2001 (filed as
                  Exhibit 10.12 to the Company's Report on Form 10-Q, Filing No. 0-21052, and incorporated herein by reference, filed August 10, 2001).
   +10.33         Promissory Note between Alltrista Corporation, and Jerry T. and Gayleen M. McDowell, effective
                  May 31, 2001 (filed as Exhibit 10.13 to the Company's Report on Form 10-Q, Filing No. 0-21052, and
                  incorporated herein by reference, filed August 10, 2001).
  *+10.34         Employment Agreement between the Company and Martin E. Franklin, effective January 1, 2002.
  *+10.35         Employment Agreement between the Company and Ian G.H. Ashken, effective January 1, 2002.
  *+10.36         Employment Agreement between the Company and J. David Tolbert, effective January 1, 2002.
  *+10.37         Promissory Note, dated January 24, 2002, by Martin E. Franklin in favor of Alltrista Corporation.
  *+10.38         Promissory Note, dated January 24, 2002, by Ian G.H. Ashken in favor of Alltrista Corporation.
   *10.39         Alltrista Corporation 2002 Executive Loan Program.
   *21.1          Subsidiaries of Alltrista Corporation.
   *23.1          Consent of Independent Auditors.
   *99.1          Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

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

                                          ALLTRISTA CORPORATION


                                          By: /s/ Martin E. Franklin
                                             ---------------------------------
                                             Martin E. Franklin
                                             Chairman and Chief Executive
                                             Officer
                                             October 16, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.


(1) Principal Executive Officer:

   /s/ Martin E. Franklin                    Chairman and Chief Executive Officer
   ---------------------------------         October 16, 2002
   Martin E. Franklin

(2) Principal Financial Accounting Officer:

   /s/ Ian G.H. Ashken                       Vice Chairman, Chief Financial Officer and
   ---------------------------------          Company Secretary
   Ian G.H. Ashken                           October 16, 2002

(3) Board of Directors:

   /s/ Martin E. Franklin                    Chairman, President and Chief Executive Officer
   ---------------------------------         October 16, 2002
   Martin E. Franklin

   /s/ Ian G.H. Ashken                       Vice Chairman, Chief Financial Officer and
   ---------------------------------          Company Secretary
   Ian G.H. Ashken                           October 16, 2002

   /s/ Douglas W. Heumme                     Director
   ---------------------------------         October 16, 2002
   Douglas W. Huemme

   /s/ Richard L. Molen                      Director
   ---------------------------------         October 16, 2002
   Richard L. Molen

                                             Director
   ---------------------------------         October   , 2002
   Lynda Watkins Popwell

                                             Director
   ---------------------------------         October   , 2002
   Irwin D. Simon

                                             Director
   ---------------------------------         October   , 2002
   David L. Swift

   /s/ Robert L. Wood                        Director
   ---------------------------------         October 16, 2002
   Robert L. Wood


                                 CERTIFICATIONS

I, Martin E. Franklin, certify that:

1.    I have reviewed this annual report on Form 10-K of Jarden Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 16, 2002

                                                    /s/ Martin E. Franklin
                                                    ---------------------------
                                                    Martin E. Franklin
                                                    Chief Executive Officer

I, Ian G.H. Ashken, certify that:

1.    I have reviewed this annual report on Form 10-K of Jarden Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 16, 2002

                                                    /s/ Ian G.H. Ashken
                                                    ---------------------------
                                                    Ian G.H. Ashken
                                                    Chief Financial Officer

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

     EXHIBIT
      NUMBER      DESCRIPTION OF EXHIBIT
----------------- --------------------------------------------------------------------------------------------------------
   +10.24         Agreement to Forego Compensation between Kevin D. Bower and Alltrista Corporation, effective
                  March 31, 2001 (filed as Exhibit 10.2 to the Company's Report on Form 10-Q, Filing No. 0-21052, and
                  incorporated herein by reference, filed May 15, 2001).
   +10.25         Agreement to Forego Compensation between Jerry T. McDowell and Alltrista Corporation, effective
                  May 25, 2001 (filed as Exhibit 10.6 to the Company's Report on Form 10-Q, Filing No. 0-21052, and
                  incorporated herein by reference, filed August 10, 2001).
   +10.26         Agreement to Forego Compensation between Thomas B. Clark and Alltrista Corporation, effective
                  March 31, 2001 (filed as Exhibit 10.1 to the Company's Report on Form 10-Q, Filing No. 0-21052, and
                  incorporated herein by reference, filed May 15, 2001).
   +10.27         Agreement to Forego Compensation between Thomas B. Clark and Alltrista Corporation, effective
                  May 31, 2001 (filed as Exhibit 10.7 to the Company's Report on Form 10-Q, Filing No. 0-21052, and
                  incorporated herein by reference, filed August 10, 2001).
   +10.28         Loan Agreement between Thomas B. Clark and Alltrista Corporation, effective May 31, 2001 (filed as
                  Exhibit 10.8 to the Company's Report on Form 10-Q, Filing No. 0-21052, and incorporated herein by reference, filed August 10, 2001).
   +10.29         Promissory Note between Alltrista Corporation, and Thomas B. and Karen A. Clark, effective May 31,
                  2001 (filed as Exhibit 10.9 to the Company's Report on Form 10-Q, Filing No. 0-21052, and incorporated herein by reference, filed August 10, 2001).
   +10.30         Loan Agreement between Kevin D. Bower and Alltrista Corporation, effective May 31, 2001 (filed as
                  Exhibit 10.10 to the Company's Report on Form 10-Q, Filing No. 0-21052, and incorporated herein by reference, filed August 10, 2001).
   +10.31         Promissory Note between Alltrista Corporation, and Kevin D. and Maureen C. Bower, effective May 31,
                  2001 (filed as Exhibit 10.11 to the Company's Report on Form 10-Q, Filing No. 0-21052, and incorporated herein by reference, filed August 10, 2001).
   +10.32         Loan Agreement between Jerry T. McDowell and Alltrista Corporation, effective May 31, 2001 (filed as
                  Exhibit 10.12 to the Company's Report on Form 10-Q, Filing No. 0-21052, and incorporated herein by reference, filed August 10, 2001).
   +10.33         Promissory Note between Alltrista Corporation, and Jerry T. and Gayleen M. McDowell, effective
                  May 31, 2001 (filed as Exhibit 10.13 to the Company's Report on Form 10-Q, Filing No. 0-21052, and
                  incorporated herein by reference, filed August 10, 2001).
  *+10.34         Employment Agreement between the Company and Martin E. Franklin, effective January 1, 2002.
  *+10.35         Employment Agreement between the Company and Ian G.H. Ashken, effective January 1, 2002.
  *+10.36         Employment Agreement between the Company and J. David Tolbert, effective January 1, 2002.
  *+10.37         Promissory Note, dated January 24, 2002, by Martin E. Franklin in favor of Alltrista Corporation.
  *+10.38         Promissory Note, dated January 24, 2002, by Ian G.H. Ashken in favor of Alltrista Corporation.
   *10.39         Alltrista Corporation 2002 Executive Loan Program.
   *21.1          Subsidiaries of Alltrista Corporation.
   *23.1          Consent of Independent Auditors.
   *99.1          Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

----------
*     Filed herewith

+     This Exhibit represents a management contract.

# This Exhibit represents a compensatory plan.


     Copies of exhibits incorporated by reference can be obtained from the SEC and are located in SEC File No. 0-21052.