Form 10-Q/A
period 2002-03-31
JARDEN CORP
filed 2002-10-17
CIK 895655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q/A


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




                                EXPLANATORY NOTE

This amendment to the Registrant's Annual Report on Form 10-Q for the quarterly period ended March 31, 2002 is being filed to reflect more reportable segments than previously filed. All information in this Form 10-Q/A is as of March 31, 2002, and does not reflect, unless otherwise noted, any subsequent information or events other than the change mentioned above.

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

     As of March 31, 2002 all intangible assets are included in the assets of the consumer products segment. As a result of the adoption of SFAS 142, the Company did not record goodwill amortization for the three month period ended March 31, 2002. For the three month period ended March 31, 2001, goodwill amortiziation of $.3 million related to the consumer products segment and $1.3 million related to disposed operations within the other segment.

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
Diluted earnings  (loss) per share ...............   $      1.05   $      (.04)

11.  SEGMENT INFORMATION

     Following the sale of the TPD Assets and Microlin and the third quarter 2001 appointment of new executive management, the Company reorganized its business into two segments, consumer products and materials based, to reflect the new business and management strategy. Subsequent to the issuance of the Company's March 31, 2002 consolidated financial statements, the Company has revised its business segment information to report four business segments within these two groups. Prior periods have been reclassified to conform to the current segment definitions.

     During the period presented, the consumer products group was one segment and marketed a line of home food preservation products under the Ball(R), Kerr(R) and Bernardin(R) brands. The domestic consumable products sold in this segment include home canning jars, metal closures, and accessories, which are distributed through a wide variety of retail outlets. The FoodSaver(R) business will be included in the consumer products group as a separate segment in the second quarter of 2002.

     The materials based group consists of the metals, injection molded plastics and other segments. The metals segment is the largest producer of zinc strip in the United States. The injection molded plastics segment manufactures injection molded plastic parts used in medical, pharmaceutical and consumer products. The other segment includes the manufacturing of non-injection molded plastic parts and other immaterial business activities. For the three month period ended April 1, 2001, the other segment also included the businesses which comprised the TPD Assets and Microlin.

     Net sales, operating earnings and assets employed in operations by segment are summarized as follows (thousands of dollars):

                                                            Three month period ended
                                                          ------------------------------
                                                             March 31,        April 1,
                                                               2002             2001
                                                          -------------    -------------
Net sales:
       Consumer products group .......................    $      19,852    $      19,366
                                                          -------------    -------------
       Metals ........................................            8,986           13,636
       Injection molded plastics .....................           11,356           10,044
       Other .........................................            7,844           26,370
                                                          -------------    -------------
           Total materials based group ...............           28,186           50,050
                                                          -------------    -------------
       Intercompany ..................................             (473)            (389)
                                                          -------------    -------------
           Total net sales ...........................    $      47,565    $      69,027
                                                          =============    =============

Operating earnings (loss):
      Consumer products group ........................    $         527    $        (202)
                                                          -------------    -------------
      Metals .........................................            1,078            2,867
      Injection molded plastics ......................              773              125
      Other ..........................................            1,763           (1,856)
                                                          -------------    -------------
           Total materials based group ...............            3,614            1,136
                                                          -------------    -------------
      Intercompany ...................................               (7)              --
      Unallocated corporate expenses .................               --            1,652
                                                          -------------    -------------
           Total operating earnings ..................            4,134            2,586
                                                          -------------    -------------
Interest expense, net ................................            1,232            3,124
                                                          -------------    -------------
Income (loss) before taxes and minority interest......    $       2,902    $        (538)
                                                          =============    =============
                                                             March 31,      December 31,
                                                               2002            2001
                                                          -------------    -------------
Assets employed in operations:
      Consumer products group.........................    $      63,418    $      51,301
                                                          -------------    -------------
      Metals .........................................           15,056           15,096
      Injection molded plastics ......................           29,752           28,715
      Other ..........................................           11,848           11,341
                                                          -------------    -------------
          Total materials based group ................           56,656           55,152
                                                          -------------    -------------
          Total assets employed in operations.........          120,074          106,453
      Corporate (1)...................................           25,552           54,850
                                                          -------------    -------------
          Total assets................................    $     145,626    $     161,303
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT AND CORPORATE OFFICE REORGANIZATION

On September 24, 2001, our board of directors appointed Martin E. Franklin as our Chairman and Chief Executive Officer and Ian G.H. Ashken as our Vice Chairman, Chief Financial Officer and Secretary. On October 15, 2001, we announced the closing of our Indianapolis, Indiana corporate office. In the first quarter of 2002, corporate functions were transitioned to our new headquarters in Rye, New York and our consumer products location in Muncie, Indiana.

Following the sale of the TPD Assets and the third quarter 2001 appointment of new executive management, we reorganized our business into two groups: consumer products and materials based. There are currently a total of four business segments within these two groups with three of the segments comprising the materials based group. Prior periods have been reclassified to conform to the current segment definitions.

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

RESULTS OF OPERATIONS - COMPARISON OF FIRST QUARTER 2002 TO FIRST QUARTER 2001

We reported net sales of $47.6 million for the first quarter of 2002, a 31.1% decrease from net sales of $69.0 million in the first quarter of 2001. First quarter 2002 operating earnings of $4.1 million increased 59.9% from first quarter 2001 operating earnings of $2.6 million. In the first quarter 2002, our consumer products group reported $19.9 million in net sales and $0.5 million in operating earnings, while our materials based group reported
$28.2 million in net sales and $3.6 million in operating earnings.

Net sales of our consumer products group increased by $0.5 million in the first quarter of 2002 compared to the first quarter of 2001. Net sales within the materials based group decreased by $21.9 million in the first quarter of 2002 compared to the first quarter of 2001, of which the divestiture of the TPD Assets and Microlin from the other segment accounted for $18.9 million of such change within the other segment. Additionally, sales of the metals segment decreased by $4.7 million, due primarily to reduced sales to the U.S. Mint in connection with its inventory reduction program for all coinage. Sales of the injection molded plastics segment increased by $1.3 million, due principally to favorable volume increases. Excluding the effect of the divestiture of the TPD Assets and Microlin, sales also increased in the other segment due to favorable volume increases.

Gross margin percentages increased to 26.3% in the first quarter of 2002 from 21.6% in the first quarter of 2001, reflecting cost efficiency increases in all of our segments, except for metals, as well as the disposition of the TPD Assets and Microlin. The gross margin in the metals segment was lower mainly due to reduced sales volumes unfavorably impacting production variances.

Selling, general and administrative expenses decreased from $12.4 million in the first quarter of 2001 to $8.4 million in the first quarter of 2002. Expenses within our consumer products group were comparable between the two periods. Expenses within our materials based group decreased primarily due to the divestiture of TPD Assets and Microlin from the other segment. Selling, general and administrative expenses as a percentage of net sales decreased from 17.9% in the first quarter of 2001 to 17.6% for the first quarter of 2002. The decrease in the percentage resulted primarily from cost savings in our corporate office function, partially offset by a change in the business mix resulting from our divestiture of TPD Assets and Microlin.

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

99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

---------------
*  Filed herewith.


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



Date: October 16, 2002                By: /s/ Ian G.H. Ashken
      ---------------------               --------------------
                                          Ian G.H. Ashken
                                          Vice Chairman,
                                          Chief Financial Officer and Secretary

                                 CERTIFICATIONS


1.   I have reviewed this quarterly report on Form 10-Q of Jarden Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: October 16, 2002


                                            /s/ Martin E. Franklin
                                            --------------------------
                                            Martin E. Franklin
                                            Chief Executive Officer



1.   I have reviewed this quarterly report on Form 10-Q of Jarden Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: October 16, 2002


                                            /s/ Ian G.H. Ashken
                                            --------------------------
                                            Ian G.H. Ashken
                                            Chief Financial Officer