Form 10-Q/A
period 2002-06-30
JARDEN CORP
filed 2002-10-17
CIK 895655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q/A


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



                                EXPLANATORY NOTE

This amendment to the Registrant's Annual Report on Form 10-Q for the quarterly period ended June 30, 2002 is being filed to reflect more reportable segments than previously filed. All information in this Form 10-Q/A is as of June 30, 2002, and does not reflect, unless otherwise noted, any subsequent information or events other than the change mentioned above.

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

     During the three months ended June 30, 2002, in connection with the acquisition of the business of Tilia International, Inc. and its subsidiaries Tilia, Inc. and Tilia Canada, Inc. (collectively "Tilia"), the Company capitalized the following intangible assets: $53.2 million of goodwill, $50.9 million for the FoodSaver(R) brand and $5.5 million for Tilia's manufacturing process expertise (see Note 4). Such capitalized amounts and certain working capital and deferred tax balances are preliminary and will be finalized by the

     Company during 2002. The only intangible asset subject to amortization is the manufacturing process expertise, which will be amortized over a period of 8 years at approximately $0.7 million per year.

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

     As of June 30, 2002, $15.5 million of intangible assets are included in the domestic consumables segment and $104.4 million are included in the FoodSaver(R) segment. For the three and six month periods ended July 1, 2001, goodwill amortization of $1.3 million and $2.7 million, respectively, related to entities that were disposed of in 2001, which had been included in the other segment. The remaining goodwill amortization for these 2001 periods related to the domestic consumables segment.

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



                                                   Three month period ended                Six month period ended
                                               ----------------------------------    ------------------------------------
                                               June 30, 2002       July 1, 2001      June 30, 2002        July 1, 2001
                                                As reported         Pro Forma          Pro Forma            Pro Forma
                                               ---------------    ---------------    ---------------     ----------------
Net sales...................................      $105,113           $103,984           $191,202             $194,798
Net income..................................         8,088              6,040             16,631               10,627
Diluted earnings per share..................          0.56               0.47               1.18                 0.84


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

11.  SEGMENT INFORMATION

     Following the sale of the TPD Assets and Microlin and the third quarter 2001 appointment of new executive management, the Company reorganized its business into two segments, consumer products and materials based, to reflect the new business and management strategy. Subsequent to the issuance of the Company's June 30, 2002 consolidated financial statements and the acquisition of Tilia, the Company revised its business segment information to report five business segments within these two groups. Prior periods have been reclassified to conform to the current segment definitions.

     The consumer products group consists of the vacuum packaging and domestic consumables segments. In the vacuum packaging segment, which was acquired in April 2002, the Company is a developer, manufacturer and marketer of the FoodSaver(R) line which is the U.S. market leader in home vacuum packaging systems and accessories. In the domestic consumables segment, the Company markets a line of home food preservation products under the Ball(R), Kerr(R) and Bernardin(R) brands including home canning jars, metal closures, and accessories, which are distributed through a wide variety of retail outlets.

     The materials based group consists of the metals, injection molded plastics and other segments. The metals segment is the largest producer of zinc strip in the United States. The injection molded plastics segment manufactures injection molded plastic parts used in medical, pharmaceutical and consumer products. The other segment includes the manufacturing of non-injection molded plastic parts and other immaterial business activities. For the three and six month periods ended July 1, 2001, the other segment also included the businesses which comprised the TPD Assets and Microlin.

     Net sales, operating earnings and assets employed in operations by segment are summarized as follows (thousands of dollars):

                                                               Three month                    Six month
                                                               period ended                 period ended
                                                         -------------------------    --------------------------
                                                            June 30,       July 1,      June 30,        July 1,
                                                             2002           2001         2002            2001
                                                         -------------   ---------    ----------     -----------
Net sales:
     Vacuum packaging ...............................    $   31,342      $      --    $ 31,342       $      --
     Domestic consumables ...........................        44,181         42,785      64,032          62,151
                                                         -------------   ---------    ----------     -----------
         Total consumer products group ..............        75,523         42,785      95,374          62,151
                                                         -------------   ---------    ----------     -----------
     Metals .........................................        11,745         11,739      20,731          25,375
     Injection molded plastics ......................        10,355          9,910      21,711          19,954
     Other ..........................................         7,519         26,302      15,363          52,672
                                                         -------------   ---------    ----------     -----------
         Total materials based group ................        29,619         47,951      57,805          98,001
                                                         -------------   ---------    ----------     -----------
         Intercompany ...............................           (29)          (138)       (502)           (527)
                                                         -------------   ---------    ----------     -----------
            Total net sales..........................    $  105,113      $  90,598    $152,677       $ 159,625
                                                         =============   =========    ==========     ===========


Operating earnings (loss):
     Vacuum packaging ...............................    $    3,197      $      --    $  3,197       $      --
     Domestic consumables ...........................         9,328          8,273       9,854           8,071
                                                         -------------   ---------    ----------     -----------
         Total consumer products group ..............        12,525          8,273      13,051           8,071
                                                         -------------   ---------    ----------     -----------
     Metals .........................................         2,608          1,794       3,686           4,662
     Injection molded plastics ......................           803            420       1,576             544
     Other ..........................................         1,769         (1,353)      3,532          (3,209)
                                                         -------------   ---------    ----------     -----------
         Total materials based group ................         5,180            861       8,794           1,997
                                                         -------------   ---------    ----------     -----------
         Intercompany ...............................            11             20           4              20
         Unallocated corporate expenses(1) ..........            --          2,016          --           3,668
                                                         -------------   ---------    ----------     -----------
            Total operating earnings ................        17,716         11,170      21,849          13,756
                                                         -------------   ---------    ----------     -----------
Interest expense, net ...............................         3,753          3,047       4,985           6,171
                                                         -------------   ---------    ----------     -----------
Income before taxes and minority interest ...........    $   13,963      $   8,123    $ 16,864       $   7,585
                                                         =============   =========    ==========     ===========

                                                                                      June 30,      December  31,
                                                                                        2002            2002
                                                                                      --------      ------------
Assets employed in operations:
     Vacuum packaging ...............................                                 $153,754        $     --
     Domestic consumables ...........................                                   64,605          50,943
                                                                                      --------        --------
         Total consumer products group ..............                                  218,359          50,943
                                                                                      --------        --------
     Metals .........................................                                   17,194          15,096
     Injection molded plastics ......................                                   27,960          28,715
     Other ..........................................                                   12,145          11,341
                                                                                      --------        --------
         Total materials based group ................                                   57,299          55,152
                                                                                      --------        --------
            Total assets employed in operations .....                                  275,658         106,095
                                                                                      --------        --------
     Corporate (2) ..................................                                   62,010          54,850
                                                                                      --------        --------
            Total assets ............................                                 $337,668        $160,945
                                                                                      ========        ========


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

Following the sale of our Triangle, TriEnda and Synergy World plastic thermoforming operations ("TPD Assets") and the third quarter 2001 appointment of new executive management, we reorganized our business into two groups:
Consumer Products and Materials Based. Within these two groups there are currently a total of five business segments, two of which are in the consumer products group and three of which are in the materials based group. Prior periods have been reclassified to conform to the current segment definitions.

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

Net sales of our consumer products group increased by $32.7 million in the second quarter of 2002 compared to the second quarter of 2001. This increase was principally the result of the addition of the vacuum packaging business. In addition, sales in the domestic consumables segment increased by $1.4 million due to sales volume increases.

Net sales within the materials based group decreased by $18.3 million in the second quarter of 2002 compared to the second quarter of 2001, of which the divestiture of the TPD Assets and Microlin accounted for most of the change in the other segment. Sales within the injection molded plastics segment increased by $0.4 million due to sales volume increases. Sales in the Metals segment were approximately the same between the two periods.

Gross margin percentages increased to 40.2% in the second quarter of 2002 from 27.2% in the second quarter of 2001, reflecting the higher gross margins of the acquired vacuum packaging business, the lower gross margins of the disposed TPD Assets and Microlin businesses and cost efficiency increases in all our other divisions.

Selling, general and administrative expenses increased from $13.9 million in the second quarter of 2001 to $24.5 million in the second quarter of 2002. Expenses within our consumer products group increased as a result of the addition of the vacuum packaging business. Expenses within our materials based group decreased primarily due to the divestiture of TPD Assets and Microlin and lower expenses in the remaining divisions. Selling, general and administrative expenses as a percentage of net sales increased from 15.3% in the second quarter of 2001 to 23.4% for the second quarter of 2002. The increase in the percentage resulted primarily from the higher percentage of the acquired FoodSaver(R) business, partially offset by the higher percentage of the divested TPD Assets and Microlin businesses in the other segment.

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

RESULTS OF OPERATIONS - COMPARISON OF YEAR TO DATE 2002 TO YEAR TO DATE 2001

We reported net sales of $152.7 million for the first six months of 2002, a 4.4% decrease from net sales of $159.6 million in the first six months of 2001. Operating earnings of $21.8 million for the first six months of 2002 increased 58.8% from operating earnings of $13.8 million for the first six months of 2001. In the first six months of 2002, our consumer products group reported $95.4 million in net sales and $13.1 million in operating earnings, while our materials based group reported $57.8 million in net sales and $8.8 million in operating earnings.

Net sales of our consumer products group increased by $33.2 million in the first six months of 2002 compared to the first six months of 2001. This increase was principally the result of the addition of the vacuum packaging business. In addition, sales in the domestic consumables segment increased by $1.9 million due to sales volume increases.

Net sales within the materials based group decreased by $40.2 million in the first six months of 2002 compared to the first six months of 2001, of which the divestiture of the TPD Assets and Microlin accounted for most of the change in the other segment. Additionally, sales of the metals segment decreased by $4.6 million, due primarily to reduced sales to the U.S. Mint in connection with its inventory reduction program for all coinage. Sales of the injection molded plastics segment increased by $1.8 million, due principally to favorable volume increases.

Gross margin percentages increased to 35.9% in the first six months of 2002 from 24.8% in the first six months of 2001, reflecting the higher gross margins of the acquired vacuum packaging business, the lower gross margins of the disposed TPD Assets and Microlin businesses in the other segment and cost efficiency increases throughout the Company.

Selling, general and administrative expenses increased from $26.3 million in the first six months of 2001 to $32.9 million in the first six months of 2002. Expenses within our consumer products group increased as a result of the addition of the vacuum packaging business. Expenses within our materials based group decreased primarily due to the divestiture of TPD Assets and Microlin in the other segment and lower expenses in the remaining segments. Selling, general and administrative expenses as a percentage of net sales increased from 16.5% in the first six months of 2001 to 21.6% for the first six months of 2002. The increase in the percentage resulted from the higher percentage of the acquired FoodSaver(R) business, partially offset by cost savings in our corporate office function and lower selling, general and administrative costs as a percentage of sales in the materials based group.

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

Working capital (defined as current assets less current liabilities) increased to $69.7 million at June 30, 2002 from $17.2 million at July 1, 2001 due primarily to: the tax refunds of $38.5 million that we received, the working capital of Tilia and a lower amount of current portion of debt, partially offset by the working capital of the TPD Assets and reduced levels of inventory in our domestic consumables segment caused by an additional focus on just-in-time purchasing.

Accounts receivable, accounts payable and inventories increased in the six-month period ended June 30, 2002, due primarily to the acquisition of Tilia and the customary build-up in anticipation of seasonal home food preservation activity.

Capital expenditures were $3.1 million in the first six months of 2002 compared to $6.6 million for the same period in 2001 and are largely related to maintaining facilities, improving manufacturing efficiencies and the installation of new packaging lines for the domestic consumables segment.
As of June 30, 2002, we have capital expenditure commitments of approximately $5.7 million, of which $4.2 million relates to the installation of the new packaging line.

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



Date:  October 16, 2002                            By:  /s/ Ian G.H. Ashken
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

Date: October 16, 2002

                                            /s/ Martin E. Franklin
                                            -----------------------
                                            Martin E. Franklin
                                            Chief Executive Officer



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

Date: October 16, 2002

                                            /s/ Ian G.H. Ashken
                                            -----------------------
                                            Ian G.H. Ashken
                                            Chief Financial Officer