Form 10-Q
period 2002-09-30
JARDEN CORP
filed 2002-11-07
CIK 895655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended SEPTEMBER 30, 2002

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
       ------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



              Class                           Outstanding at October 27, 2002
              -----                           -------------------------------

          Common Stock,
    par value $.01 per share                         14,311,343 shares

                               JARDEN CORPORATION
                          Quarterly Report on Form 10-Q
                     For the period ended September 30, 2002



                                      INDEX


                                                                                     Page Number
                                                                                     -----------
 PART I.     FINANCIAL INFORMATION:


 Item 1.     Financial Statements (Unaudited)

             Consolidated Statements of Operations for the three and nine month
                periods ended September 30, 2002 and 2001                                  3

             Consolidated Statements of Comprehensive Income (Loss) for the three
                   and nine month periods ended September 30, 2002 and 2001                4

             Consolidated Balance Sheets at September 30, 2002 and December 31,
                2001                                                                       5

             Consolidated Statements of Cash Flows for the nine month periods
                ended September 30, 2002 and 2001                                          6

             Notes to Consolidated Financial Statements                                    7

 Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                       15

 Item 3.     Quantitative and Qualitative Disclosures About
                Market Risk                                                               21

 Item 4.     Disclosure Controls and Procedures                                           21


PART II.     OTHER INFORMATION:


 Item 5.     Other Information                                                            22

 Item 6.     Exhibits and Reports on Form 8-K                                             22


Signature

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                               JARDEN CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                   Three month                   Nine month
                                                                  period ended                  period ended
                                                                  ------------                  ------------
                                                            September 30,  September 30,  September 30,   September 30,
                                                                2002           2001           2002            2001
                                                                ----           ----           ----            ----
Net sales ..............................................     $ 110,398      $  90,477      $ 263,075      $ 250,102
Costs and expenses
   Cost of sales .......................................        61,886         68,299        159,790        188,312
   Selling, general and administrative expenses ........        24,887         14,352         57,811         40,626
   Goodwill amortization ...............................          --            1,626           --            4,876
   Special charges (credits) and reorganization expenses          --            3,901           --              233
   Loss on divestiture of assets .......................          --          119,725           --          119,725
                                                             ---------      ---------      ---------      ---------
Operating earnings (loss) ..............................        23,625       (117,426)        45,474       (103,670)
Interest expense, net ..................................         3,817          2,180          8,803          8,351
                                                             ---------      ---------      ---------      ---------
Income (loss) before taxes and minority interest .......        19,808       (119,606)        36,671       (112,021)
Income tax provision (benefit) .........................         8,076        (36,496)         9,660        (33,606)
Minority interest in consolidated subsidiary ...........          --              (78)          --             (256)
                                                             ---------      ---------      ---------      ---------
Net income (loss) ......................................     $  11,732      $ (83,032)     $  27,011      $ (78,159)
                                                             =========      =========      =========      =========


Basic earnings (loss) per share ........................     $    0.83      $   (6.52)     $    1.95      $   (6.15)
Diluted earnings (loss) per share ......................     $    0.80      $   (6.52)     $    1.89      $   (6.15)
Weighted average shares outstanding:
    Basic ..............................................        14,131         12,736         13,855         12,708
    Diluted ............................................        14,695         12,736         14,271         12,708





     See accompanying notes to unaudited consolidated financial statements.

                               JARDEN CORPORATION
        UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)

                                                              Three month                               Nine month
                                                             period ended                              period ended
                                                 --------------------------------------    -------------------------------------
                                                   September 30,       September 30,        September 30,        September 30,
                                                       2002                 2001                 2002                2001
                                                 ------------------   -----------------    -----------------    ----------------
Net income (loss) ........................            $ 11,732             $(83,032)            $ 27,011            $(78,159)
Foreign currency translation .............                (914)                (319)                 210                (369)
Interest rate swap unrealized gain (loss):
    Transition adjustment ................                  --                   --                   --                  45
    Change during period .................                  --                 (116)                  --                (981)
   Maturity of interest rate swaps .......                  --                   --                  524                  --
                                                      --------             --------             --------            --------
Comprehensive income (loss) ..............            $ 10,818             $(83,467)            $ 27,745            $(79,464)
                                                      ========             ========             ========            ========




















     See accompanying notes to unaudited consolidated financial statements.

                                        JARDEN CORPORATION
                                   CONSOLIDATED BALANCE SHEETS
                             (in thousands, except per share amounts)

                                                                                   September 30,          December 31,
                                                                                        2002                  2001
                                                                                   --------------         -------------
                                                                                    (Unaudited)             (Note 1)
ASSETS
Current assets:
    Cash and cash equivalents ...........................................            $  60,925             $   6,376
    Accounts receivable, net ............................................               41,149                13,628
    Income taxes receivable .............................................                1,448                16,252
    Inventories, net ....................................................               49,852                26,994
    Deferred taxes on income ............................................                6,383                 4,832
    Prepaid expenses and other current assets ...........................                7,281                 3,134
                                                                                     ---------             ---------
            Total current assets ........................................              167,038                71,216
                                                                                     ---------             ---------
Noncurrent assets:
Property, plant and equipment, at cost ..................................              138,070               131,244
Accumulated depreciation ................................................              (94,304)              (87,701)
                                                                                     ---------             ---------
                                                                                        43,766                43,543
Intangibles, net ........................................................              121,168                15,487
Deferred taxes on income ................................................                2,165                25,417
Other assets ............................................................               13,873                 5,282
                                                                                     ---------             ---------
Total assets ............................................................            $ 348,010             $ 160,945
                                                                                     =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term debt and current portion of long-term debt ...............            $  15,360             $  28,500
    Accounts payable ....................................................               17,488                14,197
    Accrued salaries, wages and employee benefits .......................               12,244                 9,252
    Other current liabilities ...........................................               21,842                11,232
                                                                                     ---------             ---------
            Total current liabilities ...................................               66,934                63,181
                                                                                     ---------             ---------
Noncurrent liabilities:
    Long-term debt ......................................................              201,930                56,375
    Other noncurrent liabilities ........................................                9,357                 6,260
                                                                                     ---------             ---------
            Total noncurrent liabilities ................................              211,287                62,635
                                                                                     ---------             ---------
Commitments and contingencies ...........................................                   --                    --
Stockholders' equity:
    Common stock ($.01 par value, 15,926 and 15,926 shares issued and 14,299 and 12,796 shares outstanding at September 30,
         2002 and December 31, 2001, respectively) ......................                  159                   159
    Additional paid-in capital ..........................................               34,872                41,694
    Retained earnings ...................................................               59,735                32,724
    Notes receivable for stock purchases ................................               (5,058)                   --
    Accumulated other comprehensive loss:
       Cumulative translation adjustment ................................                 (731)                 (941)
       Minimum pension liability ........................................                 (397)                 (397)
       Interest rate swap ...............................................                   --                  (524)
                                                                                     ---------             ---------
                                                                                        88,580                72,715
Less treasury stock (1,628 and 3,130 shares at cost at September 30, 2002
       and December 31, 2001, respectively) .............................              (18,791)              (37,586)
                                                                                     ---------             ---------
             Total stockholders' equity .................................               69,789                35,129
                                                                                     ---------             ---------
Total liabilities and stockholders' equity ..............................            $ 348,010             $ 160,945
                                                                                     =========             =========


     See accompanying notes to unaudited consolidated financial statements.

                               JARDEN CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                    Nine month period ended
                                                                                              ------------------------------------
                                                                                               September 30,      September 30,
                                                                                                    2002               2001
                                                                                              -----------------  -----------------
Cash flows from operating activities
    Net income (loss) ..............................................................            $  27,011             $ (78,159)
    Reconciliation of net income (loss) to net cash provided by operating activities
        Depreciation ...............................................................                6,857                11,203
        Amortization ...............................................................                  393                 5,065
        Loss on divestiture of assets ..............................................                   --               119,725
        Special charges (credits) and reorganization expenses ......................                   --                (3,750)
        Deferred employee benefits .................................................               (1,731)                  216
        Deferred income taxes ......................................................                9,349                    --
        Non-cash compensation expense ..............................................                  587                    --
        Non-cash interest expense ..................................................                1,482                   333
        Other, net .................................................................                  (21)                 (524)
    Changes in working capital components (including tax refunds of $38,458 in 2002)               24,349               (11,338)
                                                                                                ---------             ---------
           Net cash provided by operating activities ...............................               68,276                42,771
                                                                                                ---------             ---------

Cash flows from financing activities
     Proceeds from revolving credit borrowings .....................................               25,200                29,150
     Payments on revolving credit borrowings .......................................              (34,600)              (45,150)
     Proceeds from bond issuance ...................................................              147,654                    --
     Payments on long-term debt ....................................................              (76,725)              (19,027)
     Proceeds from issuance of senior long-term debt ...............................               50,000                    --
     Debt issue and amendment costs ................................................               (7,374)                 (637)
     Other .........................................................................                8,175                   518
                                                                                                ---------             ---------
              Net cash provided by (used in) financing activities ..................              112,330               (35,146)
                                                                                                ---------             ---------

Cash flows from investing activities
    Additions to property, plant and equipment .....................................               (4,972)               (8,343)
    Acquisition of Tilia, net of cash acquired .....................................             (121,085)                   --
    Proceeds from the surrender of insurance contracts .............................                   --                 6,706
    Insurance proceeds from property casualty ......................................                   --                 1,535
    Loans to former officers .......................................................                   --                (4,059)
    Other, net .....................................................................                   --                    61
                                                                                                ---------             ---------
                Net cash used in investing activities ..............................             (126,057)               (4,100)
                                                                                                ---------             ---------

Net increase in cash and cash equivalents ..........................................               54,549                 3,525
Cash and cash equivalents, beginning of period .....................................                6,376                 3,303
                                                                                                ---------             ---------
Cash and cash equivalents, end of period ...........................................            $  60,925             $   6,828
                                                                                                =========             =========







     See accompanying notes to unaudited consolidated financial statements.

                               JARDEN CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


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

     All earnings per share amounts have been retroactively adjusted to give effect to a 2-for-1 split of the Company's common stock that was effected in the second quarter of 2002.

     Certain reclassifications have been made in the Company's financial statements of prior years to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

2.   INVENTORIES

     Inventories at September 30, 2002 and December 31, 2001 were comprised of the following (in thousands):


                                              September 30,     December 31,
                                                   2002              2001
                                             ---------------   --------------

     Raw materials and supplies............      $ 4,106           $ 5,563
     Work in process.......................        5,752             4,746
     Finished goods........................       39,994            16,685
                                                 -------           -------
          Total inventories................      $49,852           $26,994
                                                 =======           =======


3.   ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company has performed the first of the required impairment tests of goodwill and indefinite lived intangible assets and, based on the results, has not recorded any charges related to the adoption of SFAS No. 142.

     During the nine month period ended September 30, 2002, in connection with the acquisition of the business of Tilia International, Inc. and its subsidiaries Tilia, Inc. and Tilia Canada, Inc. (collectively "Tilia"), the Company capitalized the following intangible assets: $49.7 million of goodwill, $50.9 million for the FoodSaver(R) brand and $5.5 million for Tilia's manufacturing process expertise (see Note 4). Such capitalized amounts and certain working capital and deferred tax balances are preliminary and will be finalized by the Company during 2002. The only intangible asset subject to amortization is the manufacturing process expertise, which will be amortized over a period of 8 years at approximately $0.7 million per year.

     As a result of the adoption of SFAS No. 142 the Company did not record goodwill amortization and no impairment losses were recognized for the three and nine month periods ended September 30, 2002. Amortization of the intangible asset for the Tilia manufacturing processes in the amounts of $0.1 million and $0.4 million were recorded in both the three and nine month periods ended September 30, 2002, respectively, and were included in selling, general and administrative expenses. Goodwill amortization of approximately $1.6 million and $4.9 million had been recorded in the three and nine month periods ended September 30, 2001, respectively.

     As of September 30, 2002, $15.5 million of the Company's intangible assets are included in the assets of the domestic consumables segment and $105.7 million are included in the vacuum packaging segment. For the three and nine month periods ended September 30, 2001, goodwill amortization of $1.3 million and $4.0 million, respectively, related to entities that were disposed of in 2001, which had been included in the other segment. The remaining goodwill amortization for the 2001 periods related to the domestic consumables segment.

     Net income and earnings per share amounts on an adjusted basis to reflect the add back of goodwill and other intangible assets amortization would be as follows (in thousands, except for per share amounts):

                                                     Three month period ended             Nine month period ended
                                                 ---------------------------------    --------------------------------
                                                 September 30,      September 30,     September 30,     September 30,
                                                     2002              2001               2002              2001
                                                 -------------     ---------------    -------------     --------------
Reported net income (loss) .................           $11,732          $ (83,032)         $ 27,011         $ (78,159)
    Add back: goodwill amortization
    (net of tax expense of $622 and $1,866,
         respectively) .....................                 -              1,004                 -             3,010
                                                 -------------     ---------------    -------------     --------------
    Adjusted net income (loss) .............           $11,732          $ (82,028)         $ 27,011         $ (75,149)
                                                 =============     ===============    =============     ==============

Basic earnings (loss) per share:
   Reported net income (loss) ..............           $  0.83           $  (6.52)          $  1.95          $  (6.15)
   Goodwill amortization ...................                 -               0.08                 -              0.24
                                                 -------------     ---------------    -------------     --------------
   Adjusted net income (loss) ..............           $  0.83           $  (6.44)          $  1.95          $  (5.91)
                                                 =============     ===============    =============     ==============

Diluted earnings (loss) per share:
   Reported net income (loss) ..............            $ 0.80           $  (6.52)          $  1.89          $  (6.15)
   Goodwill amortization ...................                 -               0.08                 -              0.24
                                                 -------------     ---------------    -------------     --------------
   Adjusted net income (loss) ..............            $ 0.80           $  (6.44)          $  1.89          $  (5.91)
                                                 =============     ===============    =============     ==============

     The adoption of SFAS No. 141 did not have a material impact on the Company's results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. This standard superceded Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provided a single accounting model for long-lived assets to be disposed of. The new standard also superceded the provisions of APB Opinion No. 30 with regard to reporting the effects of a disposal of a segment of a business and required expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. SFAS No. 144 was effective for the Company beginning with the first quarter of 2002 and its adoption did not have a material impact on the Company's results of operations or financial position.

     In April 2002, the FASB issued SFAS No. 145, Recision of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2000. SFAS No. 145 revises the criteria for classifying the extinguishment of debt as extraordinary and the accounting treatment of certain lease modifications. SFAS No. 145 is effective in fiscal 2003 and is not expected to have a material impact on the Company's consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 provides guidance on the timing of the recognition of costs associated with exit or disposal activities. The new guidance requires costs associated with exit or disposal activities to be recognized when incurred. Previous guidance required recognition of costs at the date of commitment to an exit or disposal plan. The provisions of the statement are to be adopted prospectively after December 31, 2002. Although SFAS No. 146 may impact the accounting for costs related to exit or disposal activities the Company may enter into in the future, particularly the timing of recognition of these costs, the adoption of the statement will not have an impact on the Company's present financial condition or results of operations.

4.   ACQUISITIONS AND DIVESTITURES

     Effective November 26, 2001, the Company sold the assets of its Triangle, TriEnda and Synergy World plastic thermoforming operations ("TPD Assets") to Wilbert, Inc. for $21.0 million in cash, a $1.9 million non-interest bearing one-year note as well as the assumption of certain identified liabilities. In connection with this sale, the Company recorded a pre-tax loss of approximately $120 million in the third quarter of 2001 to reflect the write-down of the net assets to be sold.

     Effective November 1, 2001, the Company sold its majority interest in Microlin, LLC ("Microlin"), for $1,000 in cash plus contingent consideration based upon future performance through December 31, 2012 and the cancellation of future funding requirements.

     The combined net sales of TPD Assets and Microlin included in the Company's historical results were $14.9 million and $51.9 million for the three and nine month periods ended September 30, 2001, respectively. Operating losses associated with these businesses were $5.1 million and $10.1 million for the three and nine month periods ended September 30, 2001, respectively.

     On April 24, 2002, the Company completed its acquisition of the business of Tilia, pursuant to an asset purchase agreement (the "Acquisition"). Based in San Francisco, California, Tilia is a developer, manufacturer and marketer of a patented vacuum packaging system for home use, primarily for food storage, under the FoodSaver(R) brand. The Acquisition was entered into as part of the Company's plan to pursue growth in food preservation and branded domestic consumer products. Pursuant to the Acquisition, the Company acquired Tilia for approximately $145 million in cash and $15 million in seller debt financing. Note 3 includes a discussion of the intangible assets that were recorded in connection with the Acquisition. As of September 30, 2002, the Company had incurred transaction fees in the amount of approximately $4.5 million, including transaction bonuses paid to certain officers in the aggregate amount of $0.9 million, principally consisting of transaction bonuses paid to Martin E. Franklin, our Chairman and Chief Executive Officer, in the amount of $0.5 million and Ian Ashken, our Vice Chairman, Chief Financial Officer, and Secretary, in the amount of $0.3 million. In addition, the Acquisition includes an earn-out provision with a potential payment in cash or Company common stock of up to $25 million payable in 2005, provided that certain earnings performance targets are met.

     Due to the Company having effective control of the business of Tilia as of April 1, 2002, the results of Tilia have been included in the Company's results from such date. The Company recorded $0.6 million of imputed interest expense in the second quarter of 2002 to reflect the financing that would have been required for the period from the effective date (April 1, 2002) to the date of closing (April 24, 2002). The imputed interest expense reduced the amount of goodwill recorded.

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

     On October 28, 2002, the Company commenced an offering to the holders of the Notes to exchange the Notes for 9 3/4% senior subordinated notes (the "New Notes"), which are registered under the Securities Act of 1933, as amended, and are substantially similar to the Notes except that the mandatory redemption provisions and the transfer restrictions applicable to the Notes are not applicable to the New Notes. The Company expects to complete the exchange offer in December 2002.

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

     As of September 30, 2002, the Company had $48.7 million outstanding under the term loan facility and zero outstanding under the $50 million revolving credit facility of the New Credit Agreement. Net availability under the revolving credit agreement was approximately $45.8 million as of September 30, 2002, after deducting $4.2 million of issued letters of credit.

     As of September 30, 2002, the Company had incurred costs in connection with the issuance of the Notes and the New Credit Agreement of approximately $7.4 million.

     The following unaudited pro forma financial information gives pro forma effect to the sale of the TPD Assets and Microlin with the related tax refunds and the acquisition of Tilia with the related financings as if they had been consummated as of the beginning of each period presented. The unaudited pro forma information presented does not exclude special charges (credits) and reorganization expenses from the three and nine month periods ended September 30, 2001 or the net $4.9 million income tax valuation allowance released from the nine month period ended September 30, 2002 (in thousands, except per share data).

                                      Three month period ended           Nine month period ended
                                  --------------------------------    ------------------------------
                                  September 30,      September 30,    September 30,    September 30,
                                      2002                2001             2002            2001
                                   As reported         Pro Forma        Pro Forma        Pro Forma
                                  -------------     --------------    -------------    -------------
Net sales........................    $110,398          $124,418          $301,600        $319,216
Net income.......................      11,732             7,045            28,400          17,672
Diluted earnings per share.......        0.80              0.55              1.99            1.39

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

     At December 31, 2001, the federal net operating losses were recorded as a deferred tax asset with a valuation allowance of $5.4 million. For the nine month period ended September 30, 2002, the Company's tax expense includes a $4.9 million release of the valuation allowance, resulting in a reduction of the Company's effective tax rate.

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

8.   RESTRICTED STOCK PROGRAM AND PERFORMANCE SHARE PLAN

     During the first quarter of 2002, restricted shares of common stock in the aggregate amount of 143,500 were issued to certain officers and key employees of the Company under its 1998 Long-Term Equity Incentive Plan, as amended and restated. The restrictions on 140,000 of these shares shall lapse upon the Company's common stock achieving a set price, currently $35 per share, or on a change in control. The restrictions on the remaining 3,500 shares will lapse ratably over five years of employment with the Company.

     During the third quarter of 2002, shares of common stock in the aggregate amount of 30,006 were issued to certain officers of the Company under its 1998 Performance Share Plan. In connection with these stock issuances, the Company recorded a non-cash compensation expense charge of approximately $0.6 million.

9.   SPECIAL CHARGES (CREDITS) AND REORGANIZATION EXPENSES

     During the first and second quarters of 2001, certain participants in the Company's deferred compensation plans agreed to forego balances in those plans in exchange for loans from the Company in the same amounts. The loans, which were completed during the second quarter of 2001, bear interest at the applicable federal rate and require the individuals to secure a life insurance policy having the death benefit equivalent to the amount of the loan payable to the Company. All accrued interest and principal on the loans will be payable upon the death of the participant and their spouse. The Company recognized $4.1 million of pre-tax income in the nine month period ended September 30, 2001, related to the discharge of the deferred compensation obligations.

     The Company's divested TPD Assets division recognized a gain of $1.0 million from an insurance recovery in the nine month period ended September 30, 2001.

     The Company also incurred $1.4 million of costs in the nine month period ended September 30, 2001, to evaluate strategic options.

     In August 2001, the Company announced that it would be consolidating its home canning metal closure production from its Bernardin Ltd. Toronto, Ontario facility into its Muncie, Indiana manufacturing operation. During the third quarter of 2001, the Company incurred costs to exit the Toronto facility in the amount of $0.7 million, which included a $0.3 million loss on the sale and disposal of equipment, and $0.4 million of employee severance costs.

     Also in August 2001, the Company announced that it had vacated its former Triangle Plastics facility in Independence, Iowa and integrated personnel and capabilities into its other operating and distribution facilities in the area. The total cost to exit this Iowa facility of $0.6 million was recorded in the third quarter of 2001 and included $0.4 million of future lease obligations and an additional $0.2 million of costs related to the leased facility.

     In September 2001, the Company announced a management reorganization, which included the departure from the Company of certain executive officers. In connection with this reorganization, the Company paid separation costs of approximately $2.6 million.

10.  EARNINGS PER SHARE CALCULATION

     Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated based on the weighted average number of outstanding common shares plus the dilutive effect of stock options as if they were exercised and restricted common stock. Due to the net loss for the three month and nine month periods ended September 30, 2001, the effect of the potential exercise of stock options was not considered in the diluted earnings per share calculation for those periods since it would be antidilutive.

     A computation of earnings per share is as follows (in thousands, except per share data):

                                                             Three month                          Nine month
                                                            period ended                         period ended
                                                  ----------------------------------  -----------------------------------
                                                   September 30,     September 30,     September 30,     September 30,
                                                       2002              2001              2002               2001
                                                  ----------------  ----------------  ----------------  -----------------
Net income (loss)................................      $ 11,732         $ (83,032)        $  27,011          $ (78,159)
                                                  ----------------  ----------------  ----------------  -----------------

Weighted average shares outstanding..............        14,131            12,736            13,855             12,708
Additional shares assuming conversion of
    stock options and restricted common stock....           564                 -               416                  -
                                                  ----------------  ----------------  ----------------  -----------------
Weighted average shares outstanding
    assuming conversion..........................        14,695            12,736            14,271             12,708
                                                  ----------------  ----------------  ----------------  -----------------

Basic earnings (loss) per share..................       $  0.83         $   (6.52)        $    1.95          $   (6.15)
                                                  ----------------  ----------------  ----------------  -----------------
Diluted earnings (loss) per share................       $  0.80         $   (6.52)        $    1.89          $   (6.15)
                                                  ----------------  ----------------  ----------------  -----------------

11.  SEGMENT INFORMATION

     Following the sale of the TPD Assets and Microlin and the third quarter 2001 appointment of new executive management, the Company reorganized its business into two segments: consumer products and materials based, to reflect the new business and management strategy. Subsequent to the issuance of the Company's June 30, 2002 consolidated financial statements and the acquisition of Tilia, the Company revised its business segment information to report five business segments within these two groups. Prior periods have been reclassified to conform to the current segment definitions.

     The consumer products group consists of the vacuum packaging and domestic consumables segments. In the vacuum packaging segment, which was acquired in April 2002, the Company is a developer, manufacturer and marketer of the FoodSaver(R) line which is the U.S. market leader in home vacuum packaging systems and accessories. In the domestic consumables segment, the Company markets a line of home food preservation products under the Ball(R), Kerr(R) and Bernardin(R) brands, including home canning jars, metal closures, and accessories, which are distributed through a wide variety of retail outlets.

     The materials based group consists of the metals, injection molded plastics and other segments. The metals segment is the largest producer of zinc strip in the United States. The injection molded plastics segment manufactures injection molded plastic parts used in medical, pharmaceutical and consumer products. The other segment includes the manufacturing of non-injection molded plastic parts and other immaterial business activities. For the three and nine month periods ended September 30, 2001, the other segment also included the businesses which comprised the TPD Assets and Microlin.

     Net sales, operating earnings and assets employed in operations by segment are summarized as follows (in thousands):

                                                              Three month                             Nine month
                                                             period ended                            period ended
                                                  ------------------------------------   --------------------------------------
                                                   September 30,      September 30,        September 30,       September 30,
                                                       2002                2001                2002                2001
                                                  ----------------   -----------------   ------------------  ------------------
Net sales:
   Vacuum packaging ............................    $  46,102             $      --             $  77,444             $      --
   Domestic consumables ........................       35,548                43,609                99,581               105,760
                                                    ---------             ---------             ---------             ---------

       Total consumer products group ...........       81,650                43,609               177,025               105,760
                                                    ---------             ---------             ---------             ---------
   Metals ......................................       11,988                12,226                32,718                38,002
   Injection molded plastics ...................       10,459                11,488                32,170                31,442
   Other .......................................        6,585                23,274                21,948                75,545
                                                    ---------             ---------             ---------             ---------
       Total materials based group .............       29,032                46,988                86,836               144,989
                                                    ---------             ---------             ---------             ---------
    Intercompany ...............................         (284)                 (120)                 (786)                 (647)
                                                    ---------             ---------             ---------             ---------
           Total net sales .....................    $ 110,398             $  90,477             $ 263,075             $ 250,102
                                                    =========             =========             =========             =========

Operating earnings (loss):
   Vacuum packaging ............................    $  10,764             $      --             $  13,961             $      --
   Domestic consumables ........................        9,044                 8,579                18,899                16,650
                                                    ---------             ---------             ---------             ---------
       Total consumer products group ...........       19,808                 8,579                32,860                16,650
                                                    ---------             ---------             ---------             ---------
   Metals ......................................        2,280                 1,657                 5,965                 6,319
   Injection molded plastics ...................           55                   149                 1,631                   693
   Other .......................................        1,481                (4,184)                5,013                (7,393)
                                                    ---------             ---------             ---------             ---------
       Total materials based group .............        3,816                (2,378)               12,609                  (381)
                                                    ---------             ---------             ---------             ---------
      Intercompany .............................            1                    (1)                    5                    19

      Unallocated corporate expenses (1) .......           --                (3,901)                   --                  (233)

      Loss on divestiture of assets ............           --              (119,725)                   --              (119,725)
                                                    ---------             ---------             ---------             ---------
           Total operating earnings (loss) .....       23,625              (117,426)               45,474              (103,670)
Interest expense, net ..........................        3,817                 2,180                 8,803                 8,351
                                                    ---------             ---------             ---------             ---------
Income (loss) before taxes and minority interest    $  19,808             $(119,606)            $  36,671             $(112,021)
                                                    =========             =========             =========             =========

                                                                                           September 30,         December 31,
                                                                                               2002                 2001
                                                                                          ------------------  ----------------
Assets employed in operations:
   Vacuum packaging .........................                                                  $160,491            $     --
   Domestic consumables .....................                                                    50,372              50,943
                                                                                               --------            --------
       Total consumer products group ........                                                   210,863              50,943
                                                                                               --------            --------
   Metals ...................................                                                    15,411              15,096
   Injection molded plastics ................                                                    27,940              28,715
   Other ....................................                                                    12,699              11,341
                                                                                               --------            --------
       Total materials based group ..........                                                    56,050              55,152
                                                                                               --------            --------
          Total assets employed in operations                                                   266,913             106,095
      Corporate (2) .........................                                                    81,097              54,850
                                                                                               --------            --------
          Total assets ......................                                                  $348,010            $160,945
                                                                                               ========            ========

(1) Unallocated corporate expenses in 2001 are comprised of special charges (credits) and reorganization expenses.

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

     In conjunction with the Notes (see Note 4), on April 24, 2002, the Company entered into a $75 million interest rate swap ("Initial Swap") to receive a fixed rate of interest and pay a variable rate of interest based upon LIBOR. The initial effective rate of interest on this swap was 6.05% and was due to be recalculated effective November 1, 2002. This contract was considered to be an effective hedge against changes in the fair value of the Company's fixed-rate debt obligation for both tax and accounting purposes.

     Effective September 12, 2002, the Company entered into an agreement, whereby it unwound the Initial Swap and contemporaneously entered into a new $75 million interest rate swap ("Replacement Swap"). The Replacement Swap has the same terms as the Initial Swap, except that the Company will pay a variable rate of interest based upon 6 month LIBOR in arrears. The spread on this contract is 470 basis points and, based on the 6 month LIBOR rate at the commencement of the contract, the Company is recording interest at an effective rate of 6.52%. In return for unwinding the Initial Swap, the Company received $5.4 million in cash proceeds, of which $1 million related to accrued interest that was owed to the Company. The remaining $4.4 million of proceeds will be amortized over the remaining life of the Notes as a credit to interest expense and is included in the Company's consolidated balance sheet as an increase to the value of the long-term debt. Such amortization offsets the increased effective rate of interest that the Company pays on the Replacement Swap.

     The Replacement Swap is also considered to be an effective hedge against changes in the fair value of the Company's fixed-rate debt obligation for both tax and accounting purposes. Accordingly, the interest rate swap contract will be reflected at fair value in the Company's consolidated balance sheet and the related portion of fixed-rate debt being hedged will be reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. The fair market value of the interest rate swap as of September 30, 2002 was approximately $1.6 million and is included as an asset within other assets in the consolidated balance sheet, with a corresponding offset to long-term debt. In addition, changes during any accounting period in the fair value of this interest rate swap, as well as offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt being hedged, will be recognized as adjustments to interest expense in the Company's consolidated statements of income. The net effect of this accounting on the Company's operating results is that interest expense on the portion of fixed-rate debt being hedged is generally recorded based on variable interest rates. The Company is exposed to credit loss, in the event of non-performance by the counter party, a large financial institution, however, the Company does not anticipate non-performance by the counter party.

     The Company's long-term debt includes approximately $6.0 million of non-debt balances arising from the interest rate swap transactions described above.

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

Following the sale of our Triangle, TriEnda and Synergy World plastic thermoforming operations ("TPD Assets") and the third quarter 2001 appointment of new executive management, we reorganized our business segments into two groups: consumer products and materials based. Within these two groups there are currently a total of five business segments, two of which are in the consumer products group and three of which are in the materials based group. Prior periods have been reclassified to conform to the current segment definitions.

ACQUISITION AND RELATED FINANCING

On April 24, 2002, we completed our acquisition of the business of Tilia International, Inc. and its subsidiaries Tilia, Inc. and Tilia Canada, Inc. (collectively "Tilia"), pursuant to an asset purchase agreement (the "Acquisition"). Based in San Francisco, California, Tilia is a developer, manufacturer and marketer of a patented vacuum packaging system for home use, primarily for food storage, under the FoodSaver(R) brand. The Acquisition was entered into as part of our plan to pursue growth in food preservation and branded domestic consumer products. Pursuant to the Acquisition, we acquired Tilia for approximately $145 million in cash and $15 million in seller debt financing. Note 3 of the accompanying financial statements includes a discussion of the intangible assets that were recorded in connection with the Acquisition. As of September 30, 2002, we had incurred transaction fees in the amount of approximately $4.5 million, including transaction bonuses paid to certain officers in the aggregate amount of $0.9 million, principally consisting of transaction bonuses paid to Martin E. Franklin, our Chairman and Chief Executive Officer, in the amount of $0.5 million and Ian Ashken, our Vice Chairman, Chief Financial Officer, and Secretary, in the amount of $0.3 million. In addition, the Acquisition includes an earn-out provision with a potential payment in cash or our common stock of up to $25 million payable in 2005, provided that certain earnings performance targets are met.

Due to the Company having effective control of the business of Tilia as of April 1, 2002, the results of Tilia have been included in the Company's results from such date. The Company recorded $0.6 million of imputed interest expense in the second quarter of 2002 to reflect the financing that would have been required for the period from the effective date (April 1, 2002) to the date of closing (April 24, 2002). The imputed interest expense reduced the amount of goodwill recorded.

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

DIVESTITURES

Effective November 26, 2001, we sold the TPD Assets to Wilbert, Inc. for $21.0 million in cash, a $1.9 million non-interest bearing one-year note as well as the assumption of certain identified liabilities. In connection with this sale, we recorded a pre-tax loss of approximately $120 million in the third quarter of 2001 to reflect the write-down of the net assets to be sold.

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

The combined net sales of TPD Assets and Microlin included in the Company's historical results were $14.9 million and $51.9 million for the three and nine month periods ended September 30, 2001, respectively. Operating losses associated with these businesses were $5.1 million and $10.1 million for the three and nine month periods ended September 30, 2001, respectively.

RESULTS OF OPERATIONS - COMPARISON OF THIRD QUARTER 2002 TO THIRD QUARTER 2001

We reported net sales of $110.4 million for the third quarter of 2002, a 22.0% increase from net sales of $90.5 million in the third quarter of 2001. We reported third quarter 2002 operating earnings of $23.6 million. In the third quarter of 2001, we reported an operating loss of $117.4 million, which included a write down of $119.7 million for the thermoforming assets held for sale.

In the third quarter of 2002, our consumer products group reported $81.7 million in net sales and $19.8 million in operating earnings. Net sales of our consumer products group increased by $38.0 million or 87.2% in the third quarter of 2002 compared to the third quarter of 2001. This increase was principally the result of the addition of the vacuum packaging business. Sales of our domestic consumables segment were $8.1 million lower than the third quarter of 2001, principally due to severe drought weather conditions in the South, Southeast and West Central regions of the United States. Due in part to these severe drought weather conditions, sales of the domestic consumables segment in the fourth quarter of 2002 are expected to be below levels for the comparable prior year period.

In the third quarter of 2002, our materials based group reported $29.0 million in net sales and $3.8 million in operating earnings. Net sales within the materials based group decreased by $18.0 million or 38.2% in the third quarter of 2002 compared to the third quarter of 2001, of which the divestiture of the TPD Assets and Microlin accounted for $14.9 million of such change in the other segment. The remaining decrease in the other segment is principally due to sales volume declines. Sales of the metals and injection molded plastics segments were slightly lower than the comparable prior year period.

Gross margin percentages increased to 43.9% in the third quarter of 2002 from 24.5% in the third quarter of 2001, reflecting the higher gross margins of the acquired vacuum packaging business, the lower gross margins of the disposed TPD Assets and Microlin businesses, a $1.5 million charge for slow moving inventory in the domestic consumables segment in 2001 and cost efficiency improvements in all our segments.

Selling, general and administrative expenses increased from $14.4 million in the third quarter of 2001 to $24.9 million in the third quarter of 2002. Expenses within our consumer products group principally increased as a result of the addition of the vacuum packaging business. Partially offsetting this effect, expenses within the domestic consumables segment decreased due to lower selling expenses related to the reduced sales for the quarter. Expenses within our materials based group decreased primarily due to the divestiture of TPD Assets and Microlin. Selling, general and administrative expenses as a percentage of net sales increased from 15.9% in the third quarter of 2001 to 22.5% for the third quarter of 2002. The increase in the percentage resulted primarily from the higher percentage of the acquired vacuum packaging business, partially offset by the higher percentage of the divested TPD Assets and Microlin businesses and lower selling, general and administrative costs as a percentage of sales in the domestic consumables segment in the third quarter of 2002 versus the comparable period in 2001.

We incurred net special charges (credits) and reorganization expenses of $3.9 million in the third quarter of 2001, consisting of $1.3 million in costs to exit facilities and $2.6 million in separation costs for former executive officers.

As a result of the adoption of SFAS No. 142, we did not record goodwill amortization for the three month period ended September 30, 2002. Goodwill amortization of approximately $1.6 million had been recorded in the three month period ended September 30, 2001.

Net interest expense increased to $3.8 million for the third quarter of 2002 compared to $2.2 million in the same period last year primarily due to higher average borrowings outstanding, which was partially offset by a lower weighted average interest rate.

Our effective tax rate was approximately 40.8% and 30.5% in the third quarter of 2002 and the third quarter of 2001, respectively. The effective tax rate in the third quarter of 2002 was set in order to bring our year to date effective tax rate to approximately 39.7%, which is our current estimate for the effective tax rate for the full year of 2002. The rate in the third quarter of 2001 was lower than the statutory federal rate as it included a valuation allowance for tax benefits associated with the loss on the sale of the thermoforming assets that at the time was considered to be potentially unrealizable.

RESULTS OF OPERATIONS - COMPARISON OF YEAR TO DATE 2002 TO YEAR TO DATE 2001

We reported net sales of $263.1 million for the first nine months of 2002, a 5.2% increase from net sales of $250.1 million in the first nine months of 2001. We reported operating earnings of $45.5 million for the first nine months of 2002. In the first nine months of 2001, we reported an operating loss of $103.7 million, which included a write down of $119.7 million for the thermoforming assets held for sale.

In the first nine months of 2002, our consumer products group reported $177.0 million in net sales and $32.9 million in operating earnings. Net sales of our consumer products group increased by $71.3 million or 67.4% in the first nine months of 2002 compared to the first nine months of 2001. This increase was principally the result of the addition of the vacuum packaging business. Sales of our domestic consumables segment were $6.2 million lower than the third quarter of 2001, principally due to severe drought weather conditions in the South, Southeast and West Central regions of the United States during the third quarter.

In the first nine months of 2002, our materials based group reported $86.8 million in net sales and $12.6 million in operating earnings. Net sales within the materials based group decreased by $58.2 million or 40.1% in the first nine months of 2002 compared to the first nine months of 2001, of which the divestiture of the TPD Assets and Microlin accounted for $51.9 million of such change in the other segment. The remaining decrease in the other segment is principally due to sales volume declines. In the metals segment, sales of zinc products decreased $5.3 million, due primarily to reduced sales to the U.S. Mint in connection with its inventory reduction program for all coinage. Sales of the injection molded plastics segment were slightly higher than the comparable prior year period.

Gross margin percentages increased to 39.3% in the first nine months of 2002 from 24.7% in the first nine months of 2001, reflecting the higher gross margins of the acquired vacuum packaging business, the lower gross margins of the disposed TPD Assets and Microlin businesses, a $1.5 million charge for slow moving inventory in the domestic consumables segment in 2001 and cost efficiency increases in all of our divisions.

Selling, general and administrative expenses increased from $40.6 million in the first nine months of 2001 to $57.8 million in the first nine months of 2002. Expenses within our consumer products group principally increased as a result of the acquisition of the vacuum packaging business. Partially offsetting this effect, expenses within the domestic consumables segment decreased due to lower selling expenses related to the reduced sales year to date in 2002 compared to the corresponding period in 2001. Expenses within our materials based group decreased primarily due to the divestiture of TPD Assets and Microlin and lower expenses in the remaining divisions. Selling, general and administrative expenses as a percentage of net sales increased from 16.2% in the first nine months of 2001 to 22.0% for the first nine months of 2002. The increase in the percentage resulted from the higher percentage of the acquired vacuum packaging business, partially offset by lower selling, general and administrative costs as a percentage of sales in the domestic consumables segment in the first nine months of 2002 versus the comparable period in 2001.

We incurred net special charges (credits) and reorganization expenses of $0.2 million in the first nine months of 2001, consisting of $1.3 million in costs to exit facilities, $2.6 million in separation costs for former executive officers and $1.4 million of costs to evaluate strategic options, partially offset by $4.1 million in pre-tax income related to the discharge of certain deferred compensation obligations and $1 million of gain from insurance recovery.

As a result of the adoption of SFAS No. 142, we did not record goodwill amortization for the nine month period ended September 30, 2002. Goodwill amortization of approximately $4.9 million had been recorded in the nine month period ended September 30, 2001.

Net interest expense of $8.8 million for the first nine months of 2002 was higher than the $8.4 million recorded in the same period last year primarily due to the additional indebtedness assumed as part of the Tilia transaction. During the nine months ended September 30, 2002, we had a lower weighted average interest rate than the corresponding period, which was offset by higher average borrowings outstanding.

At December 31, 2001, we had federal net operating losses that were recorded as a deferred tax asset with a valuation allowance of $5.4 million. Due to the impact of the Job Creation Act and the tax refunds that we received as a result, a net $4.9 million of this valuation allowance was released in the first nine months of 2002 resulting in an income tax provision of $9.7 million. Excluding the release of this valuation allowance, our effective tax rate was approximately 39.7% in the first nine months of 2002. Our net income for the first nine months of 2002 would have been $22.1 million or $1.55 diluted earnings per share if this valuation allowance release was excluded. Our effective tax rate was 30.0% for the first nine months of 2001. This effective tax rate was lower than the statutory federal rate as it included a valuation allowance for tax benefits associated with the loss on the sale of the thermoforming assets, which at the time was considered to be potentially unrealizable.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Until April 24, 2002, our senior credit facility, as amended ("Old Credit Agreement"), provided for a revolving credit facility of $40 million and a term loan which amortized periodically as required by the terms of the agreement. Interest on borrowings under the Old Credit Agreement's term loan and the revolving credit facilities were based upon fixed increments over adjusted LIBOR or the agent bank's alternate borrowing rate as defined in the agreement. The agreement also required the payment of commitment fees on the unused balance. During first quarter 2002, $15 million of the tax refunds we received were used to repay a portion of the term loan.

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

On October 28, 2002, the Company commenced an offering to the holders of the Notes to exchange the Notes for 9 3/4% senior subordinated notes (the "New Notes"), which are registered under the Securities Act of 1933, as amended, and are substantially similar to the Notes except that the mandatory redemption provisions and the transfer restrictions applicable to the Notes are not applicable to the New Notes. The Company expects to complete the exchange offer in December 2002.

In conjunction with the Notes, on April 24, 2002, we entered into a $75 million interest rate swap ("Initial Swap") to receive a fixed rate of interest and pay a variable rate of interest based upon LIBOR. The initial effective rate of interest on this swap was 6.05%. This contract was considered to be an effective hedge against changes in the fair value of our fixed-rate debt obligation for both tax and accounting purposes.

Effective September 12, 2002, we entered into an agreement, whereby we unwound the Initial Swap and contemporaneously entered into a new $75 million interest rate swap ("Replacement Swap"). The Replacement Swap has the same terms as the Initial Swap, except that we will pay a variable rate of interest based upon 6 month LIBOR in arrears. The spread on this contract is 470 basis points and, based on the 6 month LIBOR rate at the commencement of the contract, we are recording interest at an effective rate of 6.52%. In return for unwinding the Initial Swap, we received $5.4 million in cash proceeds, of which $1 million related to accrued interest that was owed to us. The remaining $4.4 million of proceeds will be amortized over the remaining life of the Notes as a credit to interest expense and is included in our consolidated balance sheet as an increase to the value of the long-term debt. Such amortization amount offsets the increased effective rate of interest that we pay on the Replacement Swap.

The Replacement Swap is also considered to be an effective hedge against changes in the fair value of our fixed-rate debt obligation for both tax and accounting purposes. The fair market value of the interest rate swap as of September 30, 2002 was approximately $1.6 million and is included as an asset within other assets in the consolidated balance sheet, with a corresponding offset to long-term debt. We are exposed to credit loss in the event of non-performance by the counter party, a large financial institution, however, we do not anticipate non-performance by the counter party.

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

As of September 30, 2002, we had drawn down $50 million under the term loan facility, of which approximately $1.3 million had subsequently been repaid based upon the repayment terms of the New Credit Agreement. As of September 30, 2002, we had not drawn down the $50 million available under the revolving credit facility of the New Credit Agreement, although we have used an amount of approximately $4.2 million of availability for the issuance of letters of credit.

As of September 30, 2002, we had incurred costs in connection with the issuance of the Notes and the New Credit Agreement of approximately $7.4 million.

Working capital (defined as current assets less current liabilities) increased to $100.0 million at September 30, 2002 from $18.4 million at September 30, 2001 due primarily to: the tax refunds of $38.5 million that we received, the working capital of the acquired vacuum packaging business, a lower amount of current portion of debt, and increased cash on hand amounts caused by our favorable operating results, partially offset by $21.7 million in net assets held for sale relating to the TPD Assets.

Accounts receivable, accounts payable and inventories increased in the nine-month period ended September 30, 2002, due primarily to the acquisition of the vacuum packaging business and the customary build-up in anticipation of seasonal home food preservation activity.

Capital expenditures were $5.0 million in the first nine months of 2002 compared to $8.3 million for the same period in 2001 and are largely related to maintaining facilities, tooling projects, improving manufacturing efficiencies and the installation of new packaging lines for the domestic consumables segment. As of September 30, 2002, we have capital expenditure commitments of approximately $6.0 million, of which $4.5 million relates to the installation of the new packaging line. As of September 30, 2002, we had forward buy contracts to purchase zinc ingots in the aggregate amount of approximately $1.5 million.

The Company is in the process of making a proposal to purchase the business assets of Diamond Brands, Inc., a manufacturer and distributor of kitchen matches, toothpicks and specialty plastic cutlery under the Diamond Brands(R) and Forster(R) brands. There can be no assurances that the Company's proposal will be accepted or that the transaction will be consummated. However, if the proposal is accepted and the transaction is consummated, the Company anticipates using cash on hand and revolving credit facility availability to finance the transaction.

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

     o We may be adversely affected by the financial health of the U.S. retail industry;

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

     o Our operations are subject to a number of Federal, state and local environmental regulations;

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

     o We may be adversely affected by problems that may arise between certain of our vendors, customers, and transportation services that we rely on and their respective labor unions that represent certain of their employees;

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

The Company, from time to time, invests in short-term financial instruments with original maturities usually less than fifty days. The Company is exposed to short-term interest rate variations with respect to Eurodollar or Base Rate on its term and revolving debt obligations and 6 month LIBOR in arrears on its interest rate swap. The spread on the interest rate swap is 470 basis points. Settlements on the interest rate swap are made on May 1 and November 1, with the first one being due on November 1, 2002. The Company is exposed to credit loss in the event of non-performance by the counter party, a large financial institution, however, the Company does not anticipate non-performance by the counter party.

Changes in Eurodollar or LIBOR interest rates would affect the earnings of the Company either positively or negatively depending on the changes in short-term interest rates. Assuming that Eurodollar and LIBOR rates each increased 100 basis points over period end rates on the outstanding term debt and interest rate swap, the Company's interest expense would have increased by approximately $0.4 million for both the nine month periods ended September 30, 2002 and September 30, 2001, respectively. The amount was determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost, short-term investment rates, interest rate swap and estimated cash flow. Actual changes in rates may differ from the assumptions used in computing this exposure.

The Company does not invest or trade in any derivative financial or commodity instruments, nor does it invest in any foreign financial instruments.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On October 24, 2002, Rene-Pierre Azria was appointed as a member of the Company's board of directors to fill the vacancy resulting from the resignation of David L. Swift from the Company's board of directors on the same date.

The Company is in the process of making a proposal to purchase the business assets of Diamond Brands, Inc., a manufacturer and distributor of kitchen matches, toothpicks and specialty plastic cutlery under the Diamond Brands(R) and Forster(R) brands. There can be no assurances that the Company's proposal will be accepted or that the transaction will be consummated. However, if the proposal is accepted and the transaction is consummated, the Company anticipates using cash on hand and revolving credit facility availability to finance the transaction.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. EXHIBITS

Exhibit             Description
-------             -----------

99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *


* Filed herewith.

b.  REPORTS ON FORM 8-K

No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           JARDEN CORPORATION



Date: November 6, 2002                     By: /s/ Ian G.H. Ashken
      ----------------                         --------------------
                                               Ian G.H. Ashken
                                               Vice Chairman, Chief Financial
                                                 Officer and Secretary

                                  CERTIFICATION


I, Martin E. Franklin, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 6, 2002

                                             /s/ Martin E. Franklin
                                             ----------------------

                                             Martin E. Franklin
                                             Chief Executive Officer

                                  CERTIFICATION


I, Ian Ashken, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

                                                  /s/ Ian G.H. Ashken
                                                  -------------------

                                                  Ian G.H. Ashken
                                                  Chief Financial Officer