Form 10-K
period 2002-12-31
JARDEN CORP
filed 2003-02-28
CIK 895655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

           ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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
  ----------------------------------------------------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------            -----------------------------------------
  COMMON STOCK, $.01 PAR VALUE               NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: YES [X] NO [ ]

      INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K: [ ]

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT). YES [X] NO [ ]

      AS OF FEBRUARY 24, 2003, THE AGGREGATE MARKET VALUE OF VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $285.2 MILLION BASED UPON THE CLOSING MARKET PRICE ON SUCH DATE AS REPORTED ON THE NEW YORK STOCK EXCHANGE.

      ALL (I) EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT AND (II) ALL PERSONS FILING A SCHEDULE 13D WITH THE SECURITIES AND EXCHANGE COMMISSION IN RESPECT TO REGISTRANT'S COMMON STOCK WHO HOLD 10% OR MORE OF THE REGISTRANT'S OUTSTANDING COMMON STOCK, HAVE BEEN DEEMED, SOLELY FOR THE PURPOSE OF THE FOREGOING CALCULATION, TO BE "AFFILIATES" OF THE REGISTRANT.

      THERE WERE 14,370,601 SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE, AS OF JANUARY 31, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

      CERTAIN INFORMATION REQUIRED FOR ITEM 5 OF PART II AND PART III OF THIS REPORT IS INCORPORATED HEREIN BY REFERENCE TO THE PROXY STATEMENT FOR THE 2003 ANNUAL MEETING OF THE COMPANY'S STOCKHOLDERS, WHICH IS ANTICIPATED TO BE HELD ON APRIL 24, 2003.

                               JARDEN CORPORATION
                               INDEX TO FORM 10-K


PART I                                                                                                       PAGE

Item 1.      Business                                                                                           3
Item 2.      Properties                                                                                        12
Item 3.      Legal Proceedings                                                                                 12
Item 4.      Submission of Matters to a Vote of Security Holders                                               12
             Executive Officers of the Company                                                                 13

PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters                             13
Item 6.      Selected Financial Data                                                                           15
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations             17
Item 7a.     Quantitative and Qualitative Disclosures About Market Risk                                        27
Item 8.      Financial Statements and Supplementary Data                                                       28
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure              51


PART III

Item 10.     Directors and Executive Officers of the Registrant                                                52
Item 11.     Executive Compensation                                                                            52
Item 12.     Security Ownership of Certain Beneficial Owners and Management                                    52
Item 13.     Certain Relationships and Related Transactions                                                    52


PART IV

Item 14.     Controls and Procedures                                                                           52
Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                  53


Signatures                                                                                                     60
Certifications                                                                                                 61

Financial Statement Schedule                                                                                   63


Index to Exhibits                                                                                              64

PART I

ITEM 1. BUSINESS

         Jarden Corporation was reincorporated in the State of Delaware in December 2001, having been originally incorporated in the State of Indiana in 1991. We are a leading provider of niche, branded consumer products used in the home, under leading brand names including Ball(R), Bernardin(R), Diamond(R), FoodSaver(R), Forster(R) and Kerr(R). In North America, we are the market leader in several targeted categories, including home canning, branded retail plastic cutlery, kitchen matches, toothpicks and home vacuum packaging. Many of our products are affordable, consumable and fundamental household staples, resulting in recurring revenues. Our highly recognized brands, innovative products and multi-channel distribution strategy have resulted in significant growth in revenue and earnings. In 2002, we generated $368.2 million and $36.3 million in net sales and net income, respectively.

         We have achieved leading market positions by selling branded products through a variety of distribution channels, including grocery, mass merchant, club, drug, department store and specialty retailers, as well as direct to consumers. By leveraging our strong brand portfolio, category management expertise and superior customer service, we have established and continue to maintain long-term relationships with leading retailers within these channels. For example, we have serviced Wal-Mart since its opening and are currently its category manager for home canning related products. Moreover, several of our leading brands, such as Diamond(R) kitchen matches and Ball(R) jars, have been in continuous use for over 100 years. We continue to expand our existing customer relationships and attract new customers by introducing new product line extensions and entering new product categories.

         We operate four business segments, which are branded consumables, home vacuum packaging, and plastic consumables, which collectively comprise our consumer products segments, and other. We derive approximately 90% of our sales from our consumer products segments.

COMPETITIVE STRENGTHS

         We believe that the following competitive strengths serve as a foundation for our growth strategy:

Market Leadership Positions. In North America, we are the leader in several targeted categories including, among others, home vacuum packaging, home canning, branded retail plastic cutlery, kitchen matches and toothpicks. We believe that the specialized nature of our niche categories and our leading market shares therein provide us with competitive advantages in terms of demand from major retailers and enhanced brand awareness. We have created the home vacuum packaging category at most of our retailers and actively work with them to promote the FoodSaver(R) brand and home vacuum packaging to consumers. We also believe our market leadership positions contribute to our ability to attract new customers and enter new distribution channels.

Strong Brand Name Recognition. We have built a portfolio of leading brands, which enables us to gain retail shelf space and introduce new products. The Ball(R) brand name has been in continuous use for over 100 years and is internationally recognized within the home food preservation market. In the United States, Kerr(R) is also a widely-recognized home canning brand while Bernardin(R) is the leading home canning brand in Canada. Diamond(R) and Forster(R) are the leading brands in retail plastic cutlery, kitchen matches and toothpicks for use in the home. We believe the FoodSaver(R) brand is a household name that is synonymous with home vacuum packaging systems. We believe our strong brand recognition and consumer awareness, coupled with the long-standing quality of our products, results in significant customer loyalty.

Comprehensive Product Offering. We provide retailers a comprehensive portfolio of niche consumer products across multiple categories. Within these categories, we service the needs of a wide range of consumers and satisfy their different tastes, preferences and budgets. In home canning, we offer a range of branded products to serve the value, mid-tier and premium price points, selling more than 300 separate product offerings. We offer kitchen matches, plastic cutlery and toothpicks of various counts, sizes and durability covering 900 separate product offerings. FoodSaver(R)'s current offerings are well positioned to take advantage of a "good, better, best" strategy in order to target consumers with various levels of price sensitivity and product sophistication. We believe our ability to serve retailers with a broad array of branded products and introduce new products will continue to allow us to further penetrate existing customers.

Long-Term Customer Relationships. We have established and continue to maintain strong relationships with our retail customers based, in part, on our product innovation, portfolio of leading brands and superior customer service. We provide marketing, technical and service support to our retail customers by assisting with category management, in-store merchandising and customized packaging. We also offer end users a broad array of services including product warranties, toll-free customer service numbers and web sites featuring extensive customer service information.

Recurring Revenue Stream. We derive recurring and, we believe, recession resistant sales from many of our leading products due to their affordable nature and position as a fundamental staple within many households. Our jar closures, plastic cutlery, kitchen matches and toothpicks exemplify these traits. Moreover, we believe that as the installed base of FoodSaver(R) appliances increases, our patented disposable storage bags and related accessories used with the FoodSaver(R) will constitute an increasing percentage of revenues. In 2002, revenues from the sale of storage bags generated nearly 27% of our home vacuum packaging segment net sales, and we believe household penetration of FoodSaver(R) machines will rise, resulting in increased sales of storage bags.

Low Cost Manufacturing and Sourcing. We believe we excel at manufacturing programs involving high volumes with superior efficiencies, low cost and exceptional quality. We have organized the production runs of our branded consumable product lines to minimize the number of manufacturing functions and the frequency of material handling. We also utilize, where practical, a flexible process which uses cellular manufacturing to allow a continuous flow of parts with minimal set up time. Our efficient and fully automated plastic cutlery manufacturing operations enable us to automatically produce, count and package plastic cutlery ready for retail distribution with minimal labor costs. Our home vacuum packaging segment utilizes an efficient outsourced manufacturing network of suppliers for our FoodSaver(R) products. Appliances, bags and accessories are sourced through several facilities throughout Asia and the United States. This diverse network allows us to maintain multiple sources of quality products while keeping price points competitive.

Proprietary and Patented Technology. We believe we have proprietary expertise in the design, development and manufacture of certain of our products supported by patented technology, affording us a significant competitive advantage and enabling us to maintain our market leading positions. We maintain patents on our FoodSaver(R) home vacuum packaging systems and on the bags used for vacuum sealing. This patent protection along with our well-developed manufacturing expertise has enabled us to become the market leader within the home vacuum packaging category. For our home canning products, we have developed a proprietary two-piece closure system incorporating a plastisol sealant that differentiates our jar lids from those of our competitors. We also have several innovative new products in development for which patents are pending, including our next generation of home vacuum packaging bags and systems.

Proven Management Team. Our management team has a proven track record of successful management with positive operating and shareholder results. Our management team is led by Martin E. Franklin, our Chairman and Chief Executive Officer, and Ian G.H. Ashken, our Vice Chairman, Chief Financial Officer and Secretary, both of whom joined Jarden in 2001. In addition, each of our operating businesses is managed by professionals with an average of over 20 years of experience. Through organic growth and strategic acquisitions and dispositions, the current management team has increased net sales by 21% and achieved a net income of $36.3 million versus a net loss of $85.4 million, in 2002 compared to 2001.

GROWTH STRATEGY

         Our objective is to increase revenue, cash flow and profitability while increasing our position as a leading manufacturer, marketer and distributor of niche, branded consumer products. Our strategy for achieving that objective includes the following key elements:

Further Penetrate Existing Distribution Channels. We will seek to further penetrate existing distribution channels by capitalizing on our strong existing customer relationships and attracting new customers. We intend to further penetrate existing customers by continuing to (i) provide quality products, (ii) efficiently and consistently fulfill logistical requirements and volume demands,
(iii) provide comprehensive product support from design to after-market customer service and (iv) cross-sell our branded consumable and home vacuum packaging products to our extensive combined customer base. As a result of our 2002 cross-selling initiatives, FoodSaver(R) products are now being sold through the grocery and hardware channels. We intend to obtain new customers through our portfolio of leading brands, innovative products and superior customer service.

Introduce New Products. We intend to leverage our strong brand names, customer relationships and proven capacity for innovation to expand product offerings in each of our major product categories. For example, our branded consumables business is targeting several new product introductions, with a focus on all-in-one Ball(R) home canning-related kits that provide consumers a simpler and more convenient experience. In 2002, we successfully introduced jelly and salsa kits and intend to introduce seven additional kits in 2003. Other product line extensions in branded consumables include innovative packaging solutions that meet specific consumer needs and drive profitability such as the recently introduced Shake-A-Pick(R), an individual toothpick dispenser. Our FoodSaver(R) line extensions include vacuum products as well as extending into non-vacuum products, including an expanded assortment of canisters and re-usable vacuum packaging bags.

Pursue Strategic Acquisitions. We anticipate that the fragmented nature of the niche, branded consumables market will continue to provide significant opportunities for growth through strategic acquisitions of complementary businesses. Our acquisition strategy will continue to focus on businesses or brands with product offerings that provide expansion into related categories and can be marketed through our existing distribution channels or provide us new distribution channels for our existing products, thereby increasing our marketing and distribution efficiencies. Furthermore, we seek acquisition candidates with attractive margins, strong cash flow characteristics, category leading positions and products that are consumable in nature and generate recurring revenue. We anticipate these acquisitions will be financed through a combination of operating cash flow, debt and equity.

Expand Internationally. Historically, we have focused primarily on North American operations while establishing a limited presence internationally. In 2002, sales outside of North America represented less than 2% of our sales. We intend to expand our international sales primarily by developing distribution channels for certain of our existing products and by pursuing strategic acquisitions of foreign businesses with established complementary distribution channels. We are in the early stages of implementing our proven North American home vacuum packaging product introduction strategy in Asia and Europe, where we have recently entered into limited distribution agreements for our FoodSaver(R) products. In these markets, at this time, we intend to follow our historical success by initially utilizing infomercials to build consumer awareness and generate retail demand. Once a critical mass of consumer sales and interest has been established, we intend to launch FoodSaver(R) products through traditional retail channels.

BRANDED CONSUMABLES

         We manufacture, market and distribute a broad line of branded products that includes home canning jars, jar closures, plastic cutlery, kitchen matches, toothpicks, food preparation kits, craft items and other accessories marketed under the well-known Ball(R), Bernardin(R), Diamond(R), Forster(R), Fruit Fresh(R) and Kerr(R), brand names. We distribute our branded consumable products through approximately 2,600 grocery, mass merchant, hardware and specialty retail customers and deliver these products to over 11,000 "ship to" locations.

         On February 7, 2003, we acquired substantially all of the assets of Diamond Brands, Incorporated and its subsidiaries (collectively, "Diamond Brands"), which enhanced our portfolio of branded products with Diamond(R) and Forster(R) plastic cutlery, kitchen matches, toothpicks and other products.

Customers

         We have long-standing relationships with a diverse group of retail, wholesale and institutional customers in North America. We sell through a wide variety of retail formats, including grocery stores, mass merchants, department stores, value retailers, hardware stores and craft stores. Our principal branded consumable customers include Ace Hardware, Albertson's, Dollar General, Kroger, and Wal-Mart, among others.

Sales and Marketing

         Our branded consumables sales are led by our internal sales force, who manage house accounts and oversee food brokerage firms and independent manufacturer representatives. Regional sales managers are organized by geographic area and are responsible for customer relations management, pricing and distribution strategies, and sales generation. Our marketing and sales departments work closely together to develop these pricing and distribution strategies and to design packaging and develop product line extensions and new products. Some of our planned marketing initiatives include in-store coupons, strategically located display cases and the new "ultimate package" for home canning jars.

Distribution and Fulfillment

         We distribute our branded consumable products through two in-house distribution centers and a number of third party warehouses throughout North America. Whenever possible, we utilize highly automated packaging equipment, allowing us to maintain our efficient and effective logistics and freight management processes. We also work with outsourced providers for the delivery of our products in order to ensure that as many shipments as possible are processed as full truckloads, saving significant freight costs.

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

         We manufacture kitchen matches, toothpicks, clothespins, and craft items at our Cloquet, Minnesota and Strong, Maine locations. The plants purchase local wood that we convert into veneer, from which we saw, stamp and mold the various wood shapes. The shapes are dried and polished to prepare them for packing. The kitchen match products are put though a secondary manufacturing process to apply the match head and prepare it for packing and shipping to our customers.

Raw Materials

         Most of our glass canning jars are supplied under an agreement with a primary vendor. Such glass materials are also available from other sources at competitive prices. The tin plate raw material used in the manufacture of our home canning jar lids and closures is supplied by multiple vendors and is currently available from a variety of sources at competitive prices. Our wood is supplied by multiple vendors and is readily available to our wood manufacturing plants from local suppliers.

         Historically, the raw materials and components that are necessary for the manufacture of our products have been available in the quantities that we require.

Intellectual Property

         Management believes that none of our active trademarks or patents are essential to the successful operation of our business as a whole. However, one or more trademarks or patents may be material in relation to individual products or product lines such as our rights to use the Ball(R), Bernardin(R), Diamond(R), Forster(R) and Kerr(R) brand names in connection with the sale of our branded consumables.

         We own the rights to use Bernardin(R) in connection with home canning and related products. We also own the rights to use Diamond(R) and Forster(R) in connection with kitchen matches, plastic cutlery, toothpicks, clothespins, straws and craft items.

         Pursuant to the terms of the 1993 distribution agreement with Ball Corporation ("Ball"), we were granted a license to use the Ball(R) brand name for our branded consumables. In the event of a change of control of Jarden which has not received the approval of a majority of our board of directors or causes us to be controlled or majority owned by a competitor of Ball, Ball has the option to terminate our license to use the Ball(R) brand name. Pursuant to the terms of an agreement with Kerr Group, Inc. ("Kerr"), we have a perpetual exclusive, worldwide license to use the Kerr(R) brand name for our branded consumables. However, in the event of a change of control of Jarden which has not received the approval of a majority of our board of directors, Kerr has the option to terminate our license to use the Kerr(R) brand name.

Competition

         We are the leading provider of home canning products, kitchen matches, branded retail plastic cutlery and toothpicks in the United States. In addition to direct competitors in our niche markets, we compete with companies who specialize in other food preservation mediums such as freezing and dehydration. The market for plastic cutlery is extremely price sensitive and our competitors include Far East and domestic suppliers.

Seasonality

         Sales of our home canning products generally reflect the pattern of the growing season and retail sales of our plastic cutlery are concentrated in the summer months and holiday periods. Sales of these products may be negatively impacted by unfavorable weather conditions and other market trends. Periods of drought, for example, may adversely affect the supply and price of fruit, vegetables, and other foods available for home canning.

HOME VACUUM PACKAGING

         We source, market and distribute an array of home vacuum packaging machines under the market leading FoodSaver(R) brand name. We believe that the FoodSaver(R) vacuum packaging system is superior to more conventional means of food packaging, including freezer and storage bags and plastic containers, in preventing dehydration, rancidity, mold, freezer burn and hardening of food. The original FoodSaver(R) product was successfully launched through infomercials and has since expanded its distribution channels to be based primarily on retail customers. In addition to machines, we market and distribute an expanding line of proprietary bags and bag rolls for use with FoodSaver(R) machines which represent a recurring revenue source, along with accessories including canisters, jar sealers, and wine stoppers.

         We acquired our home vacuum packaging business effective April 1, 2002.

Customers

         We sell through a diverse group of leading wholesale and retail customers in North America and distributors in selected international markets. We have successfully penetrated several traditional retail channels including mass merchants, warehouse clubs and specialty retailers and also sell through direct-to-consumer channels, primarily infomercials. Our leading customers include Bed Bath and Beyond, Costco, Kohl's, Target and Wal-Mart.

Sales and Marketing

         Our home vacuum packaging products are led by our internal sales force, who manage house accounts and oversee independent manufacturer representatives. We also sell directly to the consumer through television infomercials, the internet and other direct to consumer promotions. In addition to generating direct sales, the infomercials serve as an advertising tool creating awareness and demand at retail for the product line. Our marketing and sales departments work closely together to develop customized product line and pricing strategies to meet our customers' specialized needs. Our marketing department is implementing a strategy to drive sustained growth over the next few years. Advertising and brand-building programs will extend beyond infomercials. We believe that new product innovation will increasingly capitalize on consumer segmentation opportunities in vacuum packaging and in other food preservation categories. We believe that our retail position will be reinforced by channel marketing initiatives that optimize category volume and profitability for retailers. We intend to expand direct marketing activities to reinforce the brand loyalty and sustained usage rates for bags and accessories.

Distribution and Fulfillment

         We utilize company-operated and independent warehouses located in various regions of the United States and Canada to distribute our products. During 2002, we entered into a contract with an outsourced, cost-effective distribution center through which we expect to begin distributing the majority of our products in the United States by summer 2003.

Manufacturing

         Our research and development department designs and engineers products in the United States, sets strict engineering specifications for the third-party manufacturers and ensures us proprietary manufacturing expertise despite outsourced production. We maintain ownership over all necessary production molds and certain equipment. In order to ensure the quality and consistency of our products manufactured by third party manufacturers in Asia, we employ a team of inspectors who inspect the products we purchase on site at the factories and ensure compliance with our strict quality standards. Appliances are currently sourced through three facilities in China; bags and rolls are currently sourced through suppliers in Korea and the United States; and accessories are sourced from Taiwan, China and the United States.

Intellectual Property

         We own the rights to the FoodSaver(R) brand for use in home vacuum packaging machines, bags and related products and believe there is significant value in this trademark.

         Additionally, we hold patents throughout many primary worldwide markets on the design of the FoodSaver(R) machine, the related bags and several of the machine components. The key elements of the patented bags are a unique waffle pattern that facilitates air removal, an oxygen barrier layer that prevents air from entering the bag and a heat resistant outer layer to allow easy sealing without burn-through. We have pending patent applications for continually advancing bag and vacuum packaging technologies.

Competition

         Our home vacuum packaging appliances and bags compete with marketers of "conventional" food storage solutions, such as non-vacuum plastic bags and containers. In addition, our competitors include other manufacturers of home sealing appliances that heat- or vacuum- seal bags, however, as household penetration of home vacuum packaging systems increases, we expect that more competitors will enter the market. There are also several companies that manufacture industrial and commercial vacuum packaging products, but we do not believe that these manufacturers have attempted to enter the household marketplace.

Seasonality

         Sales of our home vacuum packaging appliances generally are strongest in the fourth quarter preceding the holiday season and may be negatively impacted by unfavorable retail or weather conditions and other market trends.

PLASTIC CONSUMABLES

         We manufacture, market and distribute a wide variety of plastic products including closures, contact lens packaging, plastic cutlery, refrigerator door liners, sport shooting ammunition components, surgical devices and syringes for industrial and manufacturing customers. Many of these products are consumable in nature or represent components of consumer products. On February 7, 2003, in conjunction with the acquisition of the business of Diamond Brands, this segment began manufacturing plastic cutlery. Also included in this segment in prior periods were the results of divested assets. Effective November 26, 2001, we sold our underperforming thermoformed plastics operations consisting of the assets of our former Triangle, TriEnda and Synergy World divisions.

Customers

         We sell primarily to major companies in the healthcare and consumer products industries. Our leading customers include CIBA Vision, Johnson & Johnson, Scotts, Whirlpool and Winchester. We also supply plastic products and parts to both our branded consumables (plastic cutlery and closures) and home vacuum packaging (plastic containers) segments.

Sales and Marketing

         Our internal sales force and marketing department focus their efforts in those markets that require high levels of precision, quality, and engineering expertise. There is potential for continued growth in all product lines, especially in the healthcare market, where our quality, service and "clean room" molding operations are critical competitive factors.

Manufacturing

         We manufacture our plastic consumables products at five owned facilities and one outsourced plant. The majority of our closure products are produced at an outsourced plant for which we are the only customer and own all of the molds used in manufacturing our proprietary products. The injection-molding process involves converting plastic resin pellets to a fluid state through elevated temperature and pressure, at which point the resin is injected into a mold where it is then formed into a finished part. Molded parts are usually small, intricate components that are produced using multi-cavity tooling. Post-molding operations employ robotics and automation for assembly and packaging. The thermoforming process is an operation in which plastic sheet, which we extrude from plastic resin pellets, is converted into a formed product using precision molds and the application of heat. After the product is formed, the process of removing the excess material, or trimming, is generally performed by automated equipment programmed to execute the appropriate steps to produce the finished part to the customer's specifications.

Raw Materials

         We purchase resin from regular commercial sources of supply and, in most cases, multiple sources. The supply and demand for plastic resins is subject to cyclical and other market factors. With the majority of our manufacturing customers, we have the ability to pass-through price increases with an increase in our selling price. This pass-through pricing is not applicable to plastic cutlery, which we supply to our branded consumables segment.

Competition

         The market for plastic parts is highly competitive. We have differentiated ourselves from our competitors by developing long-lasting relationships with our customers and suppliers and by possessing strong design capabilities. We believe that the quality and cleanliness of our facilities provides another competitive advantage for us. As a result, we believe that we will continue to capture new injection molding programs as they come to market, as well as benefit from continued outsourcing trends among original equipment manufacturers.

OTHER

         We manufacture a variety of other products, which use zinc ingot as a raw material. Our other business consists primarily of our zinc strip business, which is the largest producer of zinc strip and fabricated products in the United States. We are the sole source supplier of copper plated zinc penny blanks to both the United States Mint and the Royal Canadian Mint and are currently exploring opportunities with several other countries. In addition, we manufacture a line of industrial zinc items used in the plumbing, automotive, electrical component and European architectural markets, and the Lifejacket(R) anti-corrosion system. Our anti-corrosion zinc Lifejacket(R) is gaining recognition as a cost-effective solution to arrest the corrosion of the reinforcement steel within poured concrete structures.

Sales and Marketing

         Our internal sales and marketing staff consists of individuals with considerable technical background in the field of metallurgy. These individuals focus on leveraging our core capabilities in zinc metallurgy and electrochemistry to exploit new market opportunities. The sales and marketing staff work closely with our engineering and technical services group to deliver products to the customer. We maintain a website which contains technical information regarding the advantageous physical properties of zinc versus other metals.

Manufacturing

         In our Greeneville, Tennessee facility, we manufacture alloys of zinc strip and fabricated zinc products in a number of configurations for our customers. We have multiple lines used to slit the coils into widths specified by customers. Many customers require less than the full master coil diameters, so the large coils are broken down into the requested diameters at the time they are slit. We also produce coin blanks stamped from slit coils using one of multiple high-speed presses. The stamped blanks are then rimmed and put into one of several electroplating lines where the copper or bronze plating is applied.

Raw Materials

         We purchase special high-grade zinc ingot and a variety of metals, including copper, titanium, magnesium, manganese and other alloys, to produce the zinc alloys we use in our various applications. These alloys have been developed by our technical staff to meet the specific physical and chemical characteristics of the finished product applications. We purchase zinc ingot based on market prices quoted on the London Metals Exchange (month-end average price) from a variety of suppliers. Certain customers provide their own purchased zinc thereby reducing the risk to us associated with purchasing raw materials. We purchase copper for both alloying and plating purposes based on market prices quoted on the New York Commodities and Metals Exchange. We also purchase a variety of chemicals for production and waste treatment, primarily for use in copper plating. Prices for chemicals are negotiated with suppliers based on market conditions and volume purchase levels.

GOVERNMENT CONTRACTS

         We enter into contracts with the United States Government, which contain termination provisions customary for government contracts. The United States Government retains the right to terminate such contracts at its convenience. However, if the contract is terminated, we are entitled to be reimbursed for allowable costs and profits to the date of termination relating to authorized work performed to such date. The United States Government contracts are also subject to reduction or modification in the event of changes in government requirements or budgetary constraints. Since entering into a contract with us in 1981, the United States Government has not terminated the penny blank supply arrangement.

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

EMPLOYEES

         We employ approximately 1,500 people. Approximately 400 union workers are covered by four collective bargaining agreements. One of these agreements expires at our metals facility (Greeneville, Tennessee) in October 2003, one of these agreements expires at our branded consumables facility (Muncie, Indiana) in October 2006 and two of these agreements expire at our kitchen match and toothpick manufacturing facility (Cloquet, Minnesota) in February 2008.

         We have not experienced a work stoppage during the past five years. Management believes that its relationships with our employees and labor unions are good.

BACKLOG

         As of December 31, 2002, the home vacuum packaging segment had a backlog of orders of $1.5 million. In its remaining segments, we typically sell under supply contracts for minimum (generally exceeded) or indeterminate quantities and, accordingly, are unable to furnish backlog information. There can be no assurance that orders comprising the backlog will be realized as revenue.

RESEARCH AND DEVELOPMENT

         Research and development costs are expensed as incurred in connection with our internal programs for the development of products and processes and have not been material in recent years.

RECENT DEVELOPMENTS

         On February 7, 2003, we acquired substantially all of the assets of Diamond Brands, which enhanced our portfolio of branded products with Diamond(R) and Forster(R) plastic cutlery, kitchen matches, toothpicks and other products. We acquired these assets and assumed certain liabilities pursuant to the terms of an asset purchase agreement, as amended, which was approved by the United States Bankruptcy Court for the District of Delaware. We acquired Diamond Brands for approximately $86 million in cash paid at closing and a deferred payment in the amount of $6 million payable in cash or our common stock, at our election, on or before August 7, 2003.

         This acquisition was financed with the combination of our available cash and borrowings under our credit facility, which we have amended to increase our available borrowings. The deferred payment is being secured by a $6 million letter of credit issued under our credit facility, as amended.

         In addition to the information included in this Item 1, see Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 8, Note 1 (Significant Accounting Policies) and Note 5 (Business Segment Information) for financial and other information concerning our business segments and geographic areas.

         Our corporate headquarters is located at 555 Theodore Fremd Avenue, Rye, NY 10580, and our telephone number is (914) 967-9400. We make available free of charge through our web site, www.jarden.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the proxy statement for our annual meeting of stockholders, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

         The Company's properties are well maintained, considered adequate and being utilized for their intended purposes. Information regarding the approximate size of principal manufacturing, warehousing and office facilities is provided below:

                                                                                                         Approximate
Location                            Type of Use                                 Business Segment         Square Feet   Owned/Leased
---------                           -----------                                 ----------------         -----------   ------------
Cloquet, Minnesota                  Manufacturing                               Branded Consumables       290,000       Owned
Kansas City, Missouri               Warehousing                                 Branded Consumables       150,000       Leased
Muncie, Indiana                     Manufacturing                               Branded Consumables       173,000       Owned
Wilton, Maine                       Warehousing                                 Branded Consumables       150,000       Owned
Hayward, California                 Warehousing                                 Home Vacuum Packaging      49,000       Leased
San Francisco, California           Offices                                     Home Vacuum Packaging      49,000       Leased
Greeneville, Tennessee              Manufacturing / Warehousing                 Other                     320,000       Owned
E. Wilton, Maine                    Manufacturing                               Plastic Consumables        85,000       Owned
Fort Smith, Arkansas                Manufacturing / Warehousing                 Plastic Consumables       140,000       Owned
Fort Smith, Arkansas                Warehousing                                 Plastic Consumables        60,000       Leased
Greenville, South Carolina          Manufacturing / Warehousing                 Plastic Consumables        48,000       Owned
Reedsville, Pennsylvania            Manufacturing / Warehousing                 Plastic Consumables        73,000       Owned
Springfield, Missouri               Manufacturing / Warehousing                 Plastic Consumables        43,000       Owned
Rye, New York                       Corporate offices                           -------                     4,700       Leased

         On October 15, 2001, the Company announced the closing of its Indianapolis corporate office. Corporate functions are now being performed out of the Company's new headquarters in Rye, New York and the Company's branded consumables location in Muncie, Indiana. On August 31, 2003, the Company intends to terminate its lease for its previous headquarters located in Indianapolis, Indiana, for which a termination fee of approximately $180,000 will be due.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY

     Pursuant to General Instruction G(3), the information regarding our executive officers called for by Item 401(b) of Regulation S-K is hereby included in Part I of this Annual Report on Form 10-K.

     The executive officers of the Company are as follows:

     Martin E. Franklin, age 38, is Chairman and Chief Executive Officer of the Company. Mr. Franklin was appointed to the Board of Directors on June 25, 2001 and became Chairman and Chief Executive Officer effective September 24, 2001. Mr. Franklin is also a principal and executive officer of a number of private investment entities. Mr. Franklin was the Chairman of the Board of Directors of Bolle, Inc. from February 1997 until February 2000. Mr. Franklin has previously held positions as Chairman and Chief Executive Officer of Lumen Technologies, Inc. from May 1996 to December 1998, and Benson Eyecare Corporation from October 1992 to May 1996. Since January 1, 2002, Mr. Franklin has served as the non-executive Chairman of the Board and a director of Find/SVP, Inc., a Nasdaq OTC Bulletin Board company.

     Ian G.H. Ashken, age 42, is Vice Chairman, Chief Financial Officer and Secretary of the Company. Mr. Ashken was appointed to the Board of Directors on June 25, 2001 and became Vice Chairman, Chief Financial Officer and Secretary effective September 24, 2001. Mr. Ashken is also a principal and executive officer of a number of private investment entities. Mr. Ashken was the Vice Chairman of the Board of Directors of Bolle, Inc. from December 1998 until February 2000. From February 1997 until his appointment as Vice Chairman, Mr. Ashken was the Chief Financial Officer and a director of Bolle. Mr. Ashken previously held positions as Chief Financial Officer and a director of Lumen Technologies, Inc. from May 1996 to December 1998 and Benson Eyecare Corporation from October 1992 to May 1996.

     Desiree DeStefano, age 35, serves as the Company's Senior Vice President, working in the areas of finance, treasury, compliance and acquisitions. Ms. DeStefano joined the Company as Chief Transition Officer and Vice President in 2001. From 2000 to 2001, Ms. DeStefano served as Chief Financial Officer of Sports Capital Partners, a private equity investment fund. Ms. DeStefano served as Vice President of Bolle, Inc. from 1998 to 2000. From 1996 to 1998, Ms. DeStefano was Vice President of Lumen Technologies, Inc. and prior to that, Ms. DeStefano held similar positions at Benson Eyecare Corporation. Prior to that, Ms. DeStefano worked at Price Waterhouse.

     J. David Tolbert, age 42, is Vice President, Human Resources and Administration of the Company. From April 1997 to October 1998, Mr. Tolbert served as Vice President, Human Resources and Corporate Risk of the Company. From October 1993 to April 1997, Mr. Tolbert served as Director of Human Resources of the Company. Since joining Ball Corporation in 1987, Mr. Tolbert served in various human resource and operating positions of Ball's and the Company's former Plastic Packaging division.

     Michael Whitcomb, age 45, is Vice President of Marketing for the Company and the Chief Marketing Officer of the Company's consumer products group. Mr. Whitcomb joined the Company in 2002. From 2001 to 2002, Mr. Whitcomb was a partner at Crossbow Solutions, a management consulting firm based in Orange County, California. From 1999 to 2000, Mr. Whitcomb was President of Equative Inc., a business-to-business internet software company based in Irvine, California. From 1983 to 1999, Mr. Whitcomb held a succession of marketing and general management positions at The Quaker Oats Company. These positions included Managing Director for Australia and New Zealand, and Director of the Pacific Coast Region for Gatorade.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Jarden Corporation common stock is traded on the New York Stock Exchange under the symbol "JAH." There were approximately 3,700 common stockholders of record on February 18, 2003. The Company currently does not and does not intend to pay cash dividends on its common stock in the foreseeable future, and is restricted from doing so under the terms of its credit facility. Cash generated from operations will be used for general corporate purposes, including acquisitions and supporting organic growth.

     Information regarding our equity compensation plans required by Item 5, including both stockholder approved plans and non-stockholder approved plans, appearing under the caption "Executive Compensation" in our proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference. The proxy statement is expected to be filed with the Commission on or about March 28, 2003.

     The table below sets forth the high and low sales prices of our common stock as reported on the New York Stock Exchange for the periods indicated. All prices have been adjusted to reflect the 2-for-1 stock split that occurred during the second quarter of 2002:

                                                                 FIRST          SECOND         THIRD         FOURTH
                                                                QUARTER         QUARTER       QUARTER        QUARTER
                                                             --------------- -------------- ------------- --------------
2002
----
High.............................................               $ 15.00        $ 19.96       $ 27.46        $ 27.70
Low..............................................               $  7.57        $ 13.25       $ 18.35        $ 20.00
                                                             --------------- -------------- ------------- --------------
2001
----
High.............................................               $  7.56        $  8.07       $  6.51         $ 8.02
Low..............................................               $  6.15        $  5.82       $  5.35         $ 5.65
                                                             --------------- -------------- ------------- --------------

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth our selected financial data as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998. The selected financial data set forth below has been derived from our audited consolidated financial statements and related notes for the respective fiscal years. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as our consolidated financial statements and notes thereto. These historical results are not necessarily indicative of the results to be expected in the future.

                                                        AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------------------------------
                                          2002            2001            2000             1999             1998
                                        (a) (b)            (c)             (d)             (e)              (f)
                                       ------------    ------------    ------------    -------------    -------------
                                                      (dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales...........................   $  368,199      $  304,978      $  357,356         $358,031         $258,489
Costs and expenses:
     Cost of sales..................      216,629         232,634         274,248          256,201          187,295
     Selling, general and
      administrative expenses.......       86,461          53,254          57,342           56,429           38,331
   Goodwill amortization............            -           5,153           6,404            4,605            1,399
     Special charges (credits) and
      reorganization expenses (g)...            -           4,978             380            2,314            1,260
     Loss (gain) on divestiture of
      assets and product lines......            -         122,887               -          (19,678)               -
                                       ------------    ------------    ------------    -------------    -------------
Operating income (loss).............       65,109        (113,928)         18,982           58,160           30,204

Interest expense, net...............       12,611          11,791          11,917            8,395            1,822

Income tax  provision (benefit).....       16,189         (40,443)          2,402           19,458           10,785
Minority interest in gain (loss) of
   consolidated subsidiary..........            -             153            (259)               -                -
                                       ------------    ------------    ------------    -------------    -------------
Income (loss) from continuing
   operations.......................       36,309         (85,429)          4,922           30,307           17,597
Loss from discontinued operations...            -               -               -              (87)         (1,870)
Extraordinary loss from early
   extinguishment of debt (net of
   income taxes)....................            -               -               -           (1,028)               -
                                       ------------    ------------    ------------    -------------    -------------
Net income (loss)...................     $ 36,309        $(85,429)        $ 4,922          $29,192         $ 15,727
                                       ============    ============    ============    =============    =============

Basic earnings (loss) per share (h):
Income (loss) from continuing
  operations........................     $   2.60        $  (6.71)        $  0.39          $  2.25          $  1.24
Loss from discontinued operations...            -               -               -             (.01)           (.13)
Extraordinary loss from early
   extinguishment of debt (net of
   income taxes)....................            -               -               -             (.07)               -
                                       ------------    ------------    ------------    -------------    -------------
                                         $   2.60        $  (6.71)        $  0.39          $  2.17          $  1.11
                                       ============    ============    ============    =============    =============
Diluted earnings (loss) per share (h):
Income (loss) from continuing
   operations........................    $   2.52        $  (6.71)        $  0.39          $  2.22          $  1.22
Loss from discontinued operations....           -               -               -             (.01)           (.13)
Extraordinary loss from early
   extinguishment of debt (net of
   income taxes).....................           -               -               -             (.07)               -
                                       ------------    ------------    ------------    -------------    -------------
                                         $   2.52        $  (6.71)        $  0.39          $  2.14          $  1.09
                                       ============    ============    ============    =============    =============

                                                        AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------------------------------
                                          2002            2001            2000             1999             1998
                                        (a) (b)            (c)             (d)             (e)              (f)
                                       ------------    ------------    ------------    -------------    -------------
                                                                  (dollars in thousand)
OTHER FINANCIAL DATA:
EBITDA (i).........................     $ 75,110        $ 32,734        $ 40,673          $58,493         $ 42,012
Cash flows from operations.........       69,551          39,857          19,144           22,324           27,388
Depreciation and amortization......       10,001          18,797          21,311           17,697           10,548
Capital expenditures...............        9,277           9,707          13,637           16,628           11,909

BALANCE SHEET DATA:
Cash and cash equivalents..........     $ 56,779         $ 6,376         $ 3,303          $17,394         $ 21,454
Working capital....................      101,557           8,035          22,975           54,611           46,923
Total assets.......................      366,765         162,234         310,429          340,364          166,974
Total debt.........................      216,955          84,875         137,060          140,761           25,715
Total stockholders's equity........       76,764          35,129         118,221          123,025           94,893

(a) The results of Tilia are included from April 1, 2002.
(b) 2002 includes a net release of a $4.4 million tax valuation allowance. Adjusting for the net release of the valuation allowance, the Company's diluted earnings per share for 2002 would have been $2.22.
(c) 2001 includes a $121.1 million pretax loss on the sale of thermoforming assets, a $2.3 million pretax charge associated with corporate restructuring, a $1.4 million pretax loss on the sale of the Company's interest in Microlin, LLC, $2.6 million of pretax separation costs related to the management reorganization, $1.4 million of pretax costs to evaluate strategic options, $1.4 million of pretax costs to exit facilities, a $2.4 million pretax charge for stock option compensation, $4.1 million of pretax income associated with the discharge of deferred compensation obligations and a $1.0 million pretax gain related to an insurance recovery.
(d) 2000 includes $1.6 million of pretax income associated with the reduction in long-term performance-based compensation, $1.4 million in pretax litigation charges, net of recoveries and $0.6 million of pretax costs to evaluate strategic options.
(e) 1999 includes a $19.7 million pretax gain on the sale of the plastic packaging product line and a $2.3 million pretax charge to exit a plastic thermoforming facility.
(f) 1998 includes a $1.3 million pretax charge to exit a plastic injection molding facility.
(g) Special charges (credits) and reorganization expenses were comprised of costs to evaluate strategic options, discharge of deferred compensation obligations, separation costs for former officers, stock option compensation, corporate restructuring costs, costs to exit facilities, reduction of long-term performance based compensation, litigation charges and items related to our divested thermoforming operations.
(h) All earnings per share amounts have been adjusted to give effect to a 2-for-1 split of our outstanding shares of common stock that was effected during the second quarter of 2002.
(i) "EBITDA" is calculated as operating income (loss) plus (i) depreciation and amortization, (ii) special charges (credits) and reorganization expenses and
(iii) loss (gain) on divestiture of assets and product lines. EBITDA is not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. EBITDA is included in this Form 10-K because it is a basis upon which our management assesses financial performance. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with
Item 6. Selected Financial Data as well as our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

     We are a leading provider of niche, branded consumer products used in the home, under leading brand names including Ball(R), Bernardin(R), Diamond(R), FoodSaver(R), Forster(R) and Kerr(R). In North America, we are the market leader in several targeted categories, including home canning, branded retail plastic cutlery, kitchen matches, toothpicks and home vacuum packaging.

     We have grown by actively acquiring new brands and expanding our existing brands. Our strategy to achieve future growth is to acquire new brands, sustain profitable internal growth and expand our international business.

      On April 24, 2002, we completed our acquisition of the business of Tilia International, Inc. and its subsidiaries (collectively "Tilia"), pursuant to an asset purchase agreement (the "Acquisition"). Based in San Francisco, California, Tilia was a developer, manufacturer and marketer of a patented vacuum packaging system for home use, primarily for food storage, under the FoodSaver(R) brand. The Acquisition was entered into as part of our plan to pursue growth in branded consumer products. We acquired the business of Tilia for approximately $145 million in cash and $15 million in seller debt financing. In addition, the Acquisition includes an earn-out provision with a potential payment in cash or our common stock of up to $25 million payable in 2005, provided that certain earnings performance targets are met. In conjunction with the Acquisition, we incurred expenses in the amount of approximately $4.5 million. Due to the Company having effective control of the business of Tilia as of April 1, 2002, the results of Tilia have been included in the Company's results from such date.

     Effective November 26, 2001, we sold the assets of our Triangle, TriEnda and Synergy World plastic thermoforming operations ("TPD Assets") to Wilbert, Inc. for $21.0 million in cash, a non-interest bearing one-year note ("Wilbert Note") as well as the assumption of certain identified liabilities. The carrying amount on the Wilbert Note of $1.6 million was repaid on November 25, 2002. In connection with this sale, we recorded a pre-tax loss of approximately $121.1 million in 2001. The proceeds from the sale were used to pay down the Company's term debt under its old credit agreement.

      Effective November 1, 2001, we sold our majority interest in Microlin, LLC, a developer of proprietary battery and fluid delivery technology, for $1,000 in cash plus contingent consideration based upon future performance through December 31, 2012 and the cancellation of future funding requirements. We recorded a pretax loss of $1.4 million in 2001 related to the sale.

      Pro forma financial information relating to the Acquisition and the sales of TPD Assets and Microlin has been included in Item 8. Financial Statements and Supplementary Data.

      On September 24, 2001, our board of directors appointed Martin E. Franklin as our Chairman and Chief Executive Officer and Ian G.H. Ashken as our Vice Chairman, Chief Financial Officer and Secretary. Following this appointment we undertook a new business and management strategy to concentrate on niche, branded consumer products, which led to the sale of the TPD Assets and the Acquisition. During 2002, we revised our business segment information to report four business segments: branded consumables, home vacuum packaging, plastic consumables and other. Prior periods have been reclassified to conform to the current segment definitions.

RESULTS OF OPERATIONS - COMPARING 2002 TO 2001

      We reported net sales of $368.2 million in 2002, an increase of 20.7% from net sales of $305.0 million in 2001. From April 1, 2002 onwards, our home vacuum packaging segment, which consists of the newly acquired Tilia business, generated net sales of $145.3 million. Our branded consumables segment reported net sales of $112.3 million in 2002 compared to $120.6 million in 2001. Net sales were $8.3 million or 6.9% lower than 2001, principally due to severe drought weather conditions during summer 2002 in the South, Southeast and West Central regions of the United States. Our plastic consumables segment reported net sales of $70.6 million in 2002 compared to $139.9 million in 2001. The principal cause of the $69.3 million decrease was the divestiture of the TPD Assets and Microlin, which accounted for $63.3 million of such change (after adjusting for $1.2 million of intercompany sales to these businesses). The remaining $6.0 million is principally due to lower tooling sales and a contractual sales price reduction to a significant customer. In the other segment, net sales decreased to $41.0 million in 2002 from $45.5 million in 2001, primarily due to reduced sales to the United States Mint in connection with its inventory reduction program for all coinage.

      We reported operating income of $65.1 million for 2002. These results compare to an operating loss of $113.9 million for 2001, which included special charges and reorganization expenses of $5.0 million and a loss on divestitures of assets and product lines of $122.9 million. All of our segments generated increases in operating income in 2002 from 2001, with the exception of the other segment, which had a small decrease but still maintained a constant operating income percentage of net sales in 2002. From April 1, 2002 onwards, our home vacuum packaging segment, which consists of the newly acquired Tilia business, generated operating income of $31.7 million. Operating income for our branded consumables and plastic consumables segments increased by $4.7 million and $14.4 million, respectively, in 2002 compared to 2001.The other factors that contributed to these favorable operating income results are discussed in the following two paragraphs.

      Gross margin percentages on a consolidated basis increased to 41.2% in 2002 from 23.7% in 2001, reflecting the higher gross margins of the acquired home vacuum packaging business in 2002, the lower gross margins of the disposed TPD Assets and Microlin businesses in 2001, a $1.5 million charge for slow moving inventory in the branded consumables segment in 2001 and cost efficiency increases in our plastic consumables segment. These increases were partially offset by lower gross margins in the branded consumables segment caused by the lower sales volume.

      Selling, general and administrative expenses increased to $86.5 million in 2002 from $53.3 million in 2001, or, as a percentage of net sales increased to 23.5% in 2002 from 17.5% in 2001. This increase was principally due to the acquisition of the home vacuum packaging business, which accounted for an additional $46.3 million of selling, general and administrative expenses, and because of company-wide increased performance-based compensation expenses related to our strong financial performance in 2002. Partially offsetting this were decreases in selling, general and administrative expenses in our branded consumables, plastic consumables and other segments. Expenses within the branded consumables segment decreased due to lower selling expenses associated with the decrease in net sales discussed above. Expenses within our plastic consumables segment decreased primarily due to the divestiture of TPD Assets and Microlin, which accounted for $11.7 million of this decline, and lower expenses in the remaining business of the segment.

      We incurred net special charges (credits) and reorganization expenses of $5.0 million in 2001, consisting of $0.8 million in costs to exit facilities, $2.4 million in stock option compensation, $2.3 million in corporate restructuring costs, $2.6 million in separation costs for former executive officers and $1.4 million of costs to evaluate strategic options, partially offset by $4.1 million in pre-tax income related to the discharge of certain deferred compensation obligations and $0.4 million of income for items related to the divested TPD Assets.

      As a result of the adoption of SFAS No. 142, we did not record goodwill amortization in 2002. Goodwill amortization of approximately $5.2 million had been recorded in 2001.

      Net interest expense in 2002 was $12.6 million compared to $11.8 million for 2001, primarily due to the additional indebtedness assumed pursuant to the Acquisition, partially offset by the write-off in 2001 of $1.5 million of previously deferred debt issuance costs in November 2001 in conjunction with the amendment to our credit facility effected in connection with the TPD Assets sale. During 2002, we had a lower weighted average interest rate than the prior year, which was more than offset by higher average borrowings outstanding.

      Our effective tax rate was 30.8% in 2002 compared to 32.2% in 2001. At December 31, 2001, we had federal net operating losses that were recorded as a deferred tax asset with a valuation allowance of $5.4 million. Due to the impact of the Job Creation Act and the tax refunds that we received as a result, a net $4.4 million of this valuation allowance was released in 2002 resulting in an income tax provision of $16.2 million. Our net income for 2002 would have been $31.9 million or $2.22 diluted earnings per share if this valuation allowance release was excluded.

Excluding the release of this valuation allowance, our effective tax rate was approximately 39.2% in 2002. The effective tax rate in 2001 was lower than the statutory federal rate due to the valuation allowance described above.

RESULTS OF OPERATIONS - COMPARING 2001 TO 2000

      We reported consolidated net sales of $305.0 million in 2001, a decrease of 14.7% from net sales of $357.4 million in 2000. Net sales of the branded consumables segment were $120.6 million in 2001 compared to $120.4 million in 2000. Increased sales in the United States were offset by decreased sales in Canada due to unfavorable weather conditions and customers carrying higher levels of inventory over from 2000. Net sales within the plastic consumables segment were $139.9 million in 2001 compared to $179.3 million in 2000. The decrease of $39.4 million or 22.0% was due primarily to (i) lower demand for industrial thermoformed parts (part of the divested TPD Assets) in the heavy truck and material handling markets, and (ii) the fact that 2001 did not include December sales for the divested TPD Assets. Net sales of the other segment decreased to $45.5 million in 2001 from $58.8 million in 2000. This decrease of $13.3 million or 22.6% resulted from lower demand in all of our zinc product lines.

      Our operating loss for 2001 was $113.9 million, including special charges and reorganization expenses of $5.0 million and a total loss on divestitures of assets and product lines of $122.9 million. These results compare to operating income for 2000 of $19.0 million. The factors that contributed to these results are discussed in the following two paragraphs.

      Gross margin percentages increased to 23.7% in 2001 from 23.3% in 2000. Gross margin percentages increased for branded consumables due primarily to cost efficiencies which continued during 2001 as the benefits of the segment's SAP system implementation continued to be realized. The plastic consumables segment gross margin percentages declined from 16% in 2000 to 13% in 2001. This decrease in gross margin percentage was due primarily to (i) lower sales of plastic thermoformed parts (part of the divested TPD Assets) resulting in diminished operating efficiencies, and (ii) lower sales volumes causing fixed overhead costs to be allocated to less sales of injection molded plastic parts. There was an increase in the other segment's gross margin percentages from 28% in 2000 to 29% in 2001.

      Selling, general and administrative expenses decreased 7.1% to $53.3 million in 2001 from $57.3 million in 2000, or, as a percentage of sales increased to 17.5% in 2001 from 16.0% in 2000. Branded consumables expenses decreased primarily due to lower expenses associated with sales and marketing, warehousing and shipping. Expenses within the plastic consumables segment decreased primarily as a result of the cost savings realized due to a third quarter 2000 realignment and consolidation of our divested TPD Assets and the fact that 2001 did not include December expenses for the divested TPD Assets. Excluding the TPD Assets, selling, general and administrative expenses in the remainder of the plastic consumables segment and the other segment remained relatively constant.

      Goodwill amortization decreased from $6.4 million in 2000 to $5.2 million in 2001 due primarily to our November 2001 sale of the TPD Assets included in the plastic consumables segment.

      We incurred net special charges (credits) and reorganization expenses of $5.0 million in 2001, consisting of $0.8 million in costs to exit facilities, $2.4 million in stock option compensation, $2.3 million in corporate restructuring costs, $2.6 million in separation costs for former executive officers and $1.4 million of costs to evaluate strategic options, partially offset by $4.1 million in pre-tax income related to the discharge of certain deferred compensation obligations and $0.4 million of income for items related to the divested TPD Assets.

      Net interest expense in 2001 was $11.8 million compared to $11.9 million for 2000. The effects of lower average borrowings outstanding and lower interest rates during 2001 were offset by the write-off of $1.5 million of previously deferred debt issuance costs in November 2001 in conjunction with the amendment to our credit facility effected in connection with the sale of TPD Assets. Our effective interest rate for the year ended December 31, 2001 was 7.7%. As a result of decreasing interest rates during 2001, our interest rate swaps, which were at a fixed interest rate of 5.7%, resulted in additional interest expense to us during the year ended December 31, 2001.

      Our effective tax rate was 32.2% for 2001 compared to 34.0% for 2000. The effective rate for 2001 is lower than the statutory federal rate primarily because it includes a valuation allowance for tax benefits associated with the loss on the sale of the TPD Assets. The effective rate for 2000 reflects the recognition of a tax benefit from exiting the Central European home canning test market.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      During 2002, we made the following changes to our capital resources in connection with the financing of the Acquisition:

      o completed an offering of $150 million of 9 3/4% senior subordinated notes ("Notes") to qualified institutional buyers in a private placement pursuant to Rule 144A under the Securities Act of 1933, which were later wholly exchanged pursuant to an offering for 9 3/4% senior subordinated notes which are registered under the Securities Act of 1933, as amended ("New Notes");
      o in conjunction with the Notes, entered into a $75 million interest rate swap to receive a fixed rate of interest and pay a variable rate of interest based upon LIBOR;
      o refinanced our existing indebtedness with a new $100 million five-year senior secured credit facility, which included a $50 million term loan facility and a $50 million revolving credit facility ("New Credit Agreement"); and
      o      entered into $15 million of seller debt financing.

      The Notes were issued at a discount such that we received approximately $147.7 million in net proceeds. The Notes will mature on May 1, 2012, however, on or after May 1, 2007, we may redeem all or part of the Notes at any time at a redemption price ranging from 100% to 104.875% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any. Prior to May 1, 2005, we may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds from certain public equity offerings at a redemption price of 109.75% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any. Interest on the Notes accrues at the rate of 9.75% per annum and is payable semi-annually in arrears on May 1 and November 1, with the first payment having occurred on November 1, 2002.

      During December 2002, the Company completed an offering to the holders of the Notes to exchange the Notes for the New Notes. The New Notes are substantially similar to the Notes except that certain mandatory redemption provisions and the transfer restrictions applicable to the Notes are not applicable to the New Notes.

      In conjunction with the Notes, on April 24, 2002, we entered into a $75 million interest rate swap ("Initial Swap") to receive a fixed rate of interest and pay a variable rate of interest based upon LIBOR. The Initial Swap had a maturity date that was the same as the Notes. Interest was payable semi-annually in arrears on May 1 and November 1, commencing on November 1, 2002. The initial effective rate of interest that we established on this swap was 6.05%. This contract was considered to be an effective hedge against changes in the fair value of our fixed-rate debt obligation for both tax and accounting purposes.

      Effective September 12, 2002, we entered into an agreement, whereby we unwound the Initial Swap and contemporaneously entered into a new $75 million interest rate swap ("Replacement Swap"). The Replacement Swap has the same terms as the Initial Swap, except that we will pay a variable rate of interest based upon 6 month LIBOR in arrears. The spread on this contract is 470 basis points. Based upon this contract, we paid an effective interest rate of 6.32% on November 1, 2002. In return for unwinding the Initial Swap, we received $5.4 million in cash proceeds, of which $1 million related to accrued interest that was owed to us. The remaining $4.4 million of proceeds will be amortized over the remaining life of the Notes as a credit to interest expense and is included in our consolidated balance sheet as an increase to the value of the long-term debt. Such amortization amount offsets the increased effective rate of interest that we pay on the Replacement Swap. We have continued to accrue interest on the Replacement Swap at a 6.32% effective rate for the remainder of 2002.

      The Replacement Swap is also considered to be an effective hedge against changes in the fair value of our fixed-rate debt obligation for both tax and accounting purposes. The fair market value of the interest rate swap as of December 31, 2002 was approximately $2.4 million and is included as an asset within other assets in the consolidated balance sheet, with a corresponding offset to long-term debt. We are exposed to credit loss in the event of non-performance by the other party to the Replacement Swap, a large financial institution, however, we do not anticipate non-performance by the other party.

      The New Credit Agreement matures on April 24, 2007. The revolving credit facility and the term loan facility bear interest at a rate equal to (i) the Eurodollar Rate pursuant to an agreed formula or (ii) a Base Rate equal to the higher of (a) the Bank of America prime rate and (b) the federal funds rate plus ..50%, plus, in each case, an applicable margin ranging from 2.00% to 2.75% for Eurodollar Rate loans and from .75% to 1.5% for Base Rate loans.

      The New Credit Agreement contains certain restrictions on the conduct of our business, including, among other things restrictions, generally, on:

      o     incurring debt;
      o     making investments;
      o     exceeding certain agreed upon capital expenditures;
      o     creating or suffering liens;
      o     completing certain mergers;
      o consolidations and sales of assets and, with permitted exceptions, acquisitions;
      o     declaring dividends;
      o     redeeming or prepaying other debt; and
      o     certain transactions with affiliates.

      The New Credit Agreement also requires us to maintain certain financial covenants.

      During 2002, we incurred costs in connection with the issuance of the Notes, the New Notes and the New Credit Agreement of approximately $7.4 million.

     The seller debt financing for the Acquisition consists of a non-interest bearing note in the principal amount of $10 million that is due on March 31, 2003 and a note in the principal amount of $5 million, bearing interest at 5%, which is due on April 24, 2004. For accounting purposes, we have imputed an interest rate of 5% on the $10 million non-interest bearing note.

      Until it was replaced by the New Credit Agreement on April 24, 2002, our senior credit facility, as amended ("Old Credit Agreement"), provided for a revolving credit facility of $40 million and a term loan which amortized periodically as required by the terms of the agreement. Interest on borrowings under the Old Credit Agreement's term loan and the revolving credit facilities were based upon fixed increments over adjusted LIBOR or the agent bank's alternate borrowing rate as defined in the agreement. The agreement also required the payment of commitment fees on the unused balance. During the first quarter of 2002, approximately $38 million of tax refunds we received were used to repay a portion of the outstanding amounts under the Old Credit Agreement.

     In May 1999, we entered into a three-year interest rate swap with an initial notional value of $90 million. The swap effectively fixed the interest rate on approximately 60% of our term debt at a maximum rate of 7.98% for the three-year period. The swap matured and was terminated in March 2002.

     As of December 31, 2002, we had $47.5 million outstanding under the term loan facility of the New Credit Agreement, with a weighted average interest rate of 4.3%. As of December 31, 2002, we had not drawn down any of the $50 million available under the revolving credit facility of the New Credit Agreement, although we have used approximately $4.2 million of availability for the issuance of letters of credit. See "Recent Developments" below, for a discussion of the recent amendment to our New Credit Agreement.

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

      Working capital (defined as current assets less current liabilities) increased to approximately $101.6 million at December 31, 2002 from approximately $8.0 million at December 31, 2001 due primarily to:

      o the working capital of the acquired home vacuum packaging business;
      o a lower amount of current portion of debt and increased cash on hand amounts caused by our favorable operating results and the new financing relationships discussed above; and
      o the receipt of $22.3 million of tax refunds which had not been included in working capital in 2001.

      Cash flow generated from operations, excluding net income tax refunds was approximately $31.0 million for the year ended December 31, 2002.

      Capital expenditures were $9.3 million in 2002 compared to $9.7 million for 2001 and are largely related to maintaining facilities, tooling projects, improving manufacturing efficiencies and a portion of the costs of the installation of new packaging lines for the branded consumables segment. As of December 31, 2002, we have capital expenditure commitments in the aggregate for all our segments of approximately $3.9 million, of which $2.5 million relates to the completion of the new packaging lines for the branded consumables segment. As of December 31, 2002, our home vacuum packaging segment had committed to purchase $18.5 million of inventory from various vendors in the year 2003. Additionally, as of December 31, 2002, our other segment had forward buy contracts for 2003 to purchase zinc ingots in the aggregate amount of approximately $2.5 million, which are expected to be used in operations in 2003.

      We believe that cash generated from our operations and our availability under our senior credit facility, are adequate to satisfy our working capital and capital expenditure requirements for the foreseeable future. However, we may raise additional capital from time to time to take advantage of favorable conditions in the capital markets or in connection with our corporate development activities.

      The following table includes aggregate information about our contractual obligations as of December 31, 2002 and the periods in which payments are due. Certain of these amounts are not required to be included in our consolidated balance sheet:

------------------------------
CONTRACTUAL OBLIGATIONS                              PAYMENTS DUE BY PERIOD (MILLIONS OF DOLLARS)
------------------------------               -------------------------------------------------------------
                                                   LESS THAN 1
                                       TOTAL          YEAR         1-3 YEARS      4-5 YEARS     AFTER 5 YEARS
                                       -----          ----         ---------      ---------     -------------
Debt (1)                           $  212.5        $  16.3        $  25.0         $  21.2        $  150.0
Operating Leases                       16.1            5.6            8.4             2.1               -
Unconditional Purchase
    Obligations                        24.9           24.9              -               -               -
Other Non-current Obligations           2.8            1.8            1.0               -               -
                               ---------------------------------------------------------------------------
Total Contractual Cash
    Obligations                    $  256.3        $  48.6        $  34.4         $  23.3        $  150.0
                               ===========================================================================

(1) The debt amounts are based on the principal payments that will be due upon their maturity and exclude approximately $6.6 million of non-debt balances arising from the interest rate swap transactions described in
         Item 8. Note 16. Financial Statements and Supplementary Data.

     Commercial commitments are items that we could be obligated to pay in the future:

     o As of December 31, 2002, we had $4.2 million in standby and commercial letters of credit that all expire in 2003;
     o In connection with the Acquisition, we may be obligated to pay an earn-out in cash or our common stock of up to $25 million in 2005, provided that certain earnings performance targets are met; and
     o In connection with a contract we have entered into to acquire additional intellectual property, we may be obligated to pay up to $7.5 million between 2003 and 2009, providing certain contractual obligations, including the issuance of patents amongst other things, are satisfied.

     These amounts are not required to be included in our consolidated balance sheet.

RECENT DEVELOPMENTS

      In January 2003, we filed a shelf registration statement, which was declared effective by the Securities and Exchange Commission (the "Commission") on January 31, 2003. This shelf registration statement is intended to facilitate our access to growth capital for future acquisitions and allows us to sell over time up to $150 million of common stock, preferred stock, warrants, debt securities, or any combination of these securities in one or more separate offerings in amounts, at prices and on terms to be determined at the time of the sale.

      On February 7, 2003, we completed our acquisition of the business of Diamond Brands, Incorporated, and its subsidiaries ("Diamond Brands"), a manufacturer and distributor of kitchen matches, toothpicks and retail plastic cutlery under the Diamond(R) and Forster(R) trademarks, pursuant to an asset purchase agreement. The purchase price of this transaction was approximately $86 million in cash, net of cash on hand at Diamond Brands, paid at closing and a deferred payment in the amount of $6 million payable in cash or our common stock, at our election, on or before August 7, 2003. In connection with this acquisition, we amended our New Credit Agreement, increasing our term loan facility by $10 million and our revolving loan facility by $20 million. We used cash on hand and draw downs under our debt facilities to finance the transaction. As of December 31, 2002, approximately $1.5 million for an escrow deposit and expenses related to the Diamond Brands acquisition had been capitalized and included in our balance sheet. Following this acquisition and the effectiveness of our amendment, we had outstanding $57.5 million under our term loan facility and $14 million under our revolving credit facility. After taking account of the outstanding amount and issued letters of credit, we had approximately $45.8 million of availability remaining under the revolving credit agreement.

CRITICAL ACCOUNTING POLICIES

     Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The following list of critical accounting policies is not intended to be a comprehensive list of all our accounting policies. Our significant accounting policies are more fully described in Item 8. Note 1. Financial Statements and Supplementary Data. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations, and/or require management's significant judgments and estimates:

Revenue recognition and product returns
     We recognize revenue when title transfers. In most cases, title transfers at the time product is shipped to customers. We allow customers to return defective or damaged products as well as certain other products for credit, replacement, or exchange. Our revenue is recognized as the net amount to be received after deducting estimated amounts for product returns, discounts, and allowances. We estimate future product returns based upon historical return rates and our judgment. If these estimates do not properly reflect future returns, they could be revised.

Accounts receivable
     We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate or our judgment regarding their financial condition was to change negatively, additional allowances may be required resulting in a charge to income in the period such determination was made. Conversely, if the financial condition of our customers were to improve or our judgment regarding their financial condition was to change positively, a reduction in the allowances may be required resulting in an increase in income in the period such determination was made.

Inventory
     We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required resulting in a charge to income in the period such determination was made. Conversely, if actual market conditions are more favorable than those projected by us, a reduction in the write down may be required resulting in an increase in income in the period such determination was made.

Deferred tax assets
     We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

Intangible assets
     We have significant intangible assets on our balance sheet that include goodwill, trademarks and other intangibles fair valued in conjunction with acquisitions. The valuation and classification of these assets and the assignment of amortizable lives involves significant judgments and the use of estimates. The testing of these intangibles under established guidelines for impairment also requires significant use of judgment and assumptions. Our assets are tested and reviewed for impairment on an ongoing basis under the established accounting guidelines. Changes in business conditions could potentially require adjustments to these asset valuations.

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

NEW ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the statements. Other intangible assets continue to be amortized over their useful lives. We applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. We have performed the required tests of goodwill and indefinite lived intangible assets and, based on the results, have not recorded any charges related to the adoption of and subsequent conformity with SFAS No. 142. In 2001 and 2000, we recorded goodwill amortization of $5.2 million and $6.4 million, respectively. The adoption of SFAS No. 141 did not have a material impact on our results of operations or financial position.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. This standard superceded Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provided a single accounting model for long-lived assets to be disposed of. The new standard also superceded the provisions of APB Opinion No. 30 with regard to reporting the effects of a disposal of a segment of a business and required expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. SFAS No. 144 was effective for our business beginning with the first quarter of 2002 and its adoption did not have a material impact on our results of operations or financial position.

       In April 2002, the FASB issued SFAS No. 145, Recision of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2000. SFAS No. 145 revises the criteria for classifying the extinguishment of debt as extraordinary and the accounting treatment of certain lease modifications. SFAS No. 145 is effective in fiscal 2003 and we do not expect it to have a material impact on our consolidated financial statements. In 2003, we will conform with the requirements of SFAS No. 145 in our Item 6. Selected Financial Data disclosure in connection with our early extinguishment of debt that occurred in 1999.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 provides guidance on the timing of the recognition of costs associated with exit or disposal activities. The new guidance requires costs associated with exit or disposal activities to be recognized when incurred. Previous guidance required recognition of costs at the date of commitment to an exit or disposal plan. The provisions of the statement are to be adopted prospectively for exit activities after December 31, 2002. Although SFAS No. 146 may impact the accounting for costs related to exit or disposal activities that we may enter into in the future, particularly the timing of recognition of these costs, the adoption of the statement will not have an impact on our present financial condition or results of operations.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. As provided for in SFAS No. 148, we have elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for stock options.

FORWARD-LOOKING STATEMENTS

      From time to time, we may make or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. Such statements are necessarily estimates reflecting management's best judgment based on current information. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Such statements are usually identified by the use of words or phrases such as "believes," "anticipates," "expects," "estimates," "planned," "outlook," and "goal." Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in forward-looking statements.

      While it is impossible to identify all such factors, the risks and uncertainties that may affect the operations, performance and results of our business include the following:

o Our significant indebtedness could adversely affect our financial health, and prevent us from fulfilling our obligations under the New Notes and the New Credit Agreement;

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

o Competition in our industries may hinder our ability to execute our business strategy, sustain profitability, or maintain relationships with existing customers;

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

o We may have difficulty in integrating acquired businesses, which may interrupt our business operations;

o    Continuation of the United States penny as a currency denomination;

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

o    Certain of our employees are represented by labor unions; and

o Any other factors which may be identified from time to time in our periodic Commission filings and other public announcements.

     Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statement, we do not intend to update forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In general, business enterprises can be exposed to market risks including fluctuations in commodity prices, foreign currency values, and interest rates that can affect the cost of operating, investing, and financing. The Company's exposures to these risks are low. The majority of the Company's zinc business is conducted on a tolling basis whereby customers supply zinc to the Company for processing, or supply contracts provide for fluctuations in the price of zinc to be passed on to the customer. The Company's plastic consumables business purchases resin from regular commercial sources of supply and, in most cases, multiple sources. The supply and demand for plastic resins is subject to cyclical and other market factors. With many of our customers, we have the ability to pass through price increases with an increase in our selling price and certain of our customers purchase the resin used in products we manufacture for them.

     The Company, from time to time, invests in short-term financial instruments with original maturities usually less than fifty days. The Company is exposed to short-term interest rate variations with respect to Eurodollar or Base Rate on its term and revolving debt obligations and 6 month LIBOR in arrears on its interest rate swap. The spread on the interest rate swap is 470 basis points. Settlements on the interest rate swap are made on May 1 and November 1, with the first one having been made on November 1, 2002. The Company is exposed to credit loss in the event of non-performance by the other party to the swap, a large financial institution, however, the Company does not anticipate non-performance by the other party.

     Changes in Eurodollar or LIBOR interest rates would affect the earnings of the Company either positively or negatively depending on the changes in short-term interest rates. Assuming that Eurodollar and LIBOR rates each increased 100 basis points over period end rates on the outstanding term debt and interest rate swap, the Company's interest expense would have increased by approximately $0.8 million and $0.5 million for 2002 and 2001, respectively. The amounts were determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost, short-term investment rates, interest rate swap and estimated cash flow. Actual changes in rates may differ from the assumptions used in computing this exposure.

     The Company does not invest or trade in any derivative financial or commodity instruments, nor does it invest in any foreign financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Jarden Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheets of Jarden Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jarden Corporation and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

/s/ ERNST & YOUNG LLP

New York, New York
January 30, 2003

                               JARDEN CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------------------
                                                   2002                2001                   2000
                                                -----------         -----------          -------------
Net sales................................        $ 368,199           $ 304,978             $ 357,356
Costs and expenses:
   Cost of sales.........................          216,629             232,634               274,248
   Selling, general and administrative
     expenses............................           86,461              53,254                57,342
   Goodwill amortization.................                -               5,153                 6,404
   Special charges (credits) and
     reorganization expenses.............                -               4,978                   380
   Loss on divestitures of assets and
     product lines.......................                -             122,887                     -
                                                -----------         -----------          -------------
Operating income (loss)..................           65,109            (113,928)               18,982
Interest expense, net....................           12,611              11,791                11,917
                                                -----------         -----------          -------------
Income (loss) before taxes and minority
  interest...............................           52,498            (125,719)                7,065
Income tax provision (benefit)...........           16,189             (40,443)                2,402
Minority interest in gain (loss) of
  consolidated subsidiary................                -                 153                  (259)
                                                -----------         -----------          -------------
Net income (loss)........................         $ 36,309            $(85,429)             $  4,922
                                                ===========         ===========          =============

Basic earnings (loss) per share:
  Net income (loss)......................         $  2.60             $  (6.71)             $   0.39


Diluted earnings (loss) per share:
  Net income (loss)......................         $  2.52             $  (6.71)             $   0.39

Weighted average shares outstanding:
  Basic..................................          13,940               12,726                12,676
  Diluted................................          14,392               12,726                12,766


         The accompanying notes are an integral part of the consolidated financial statements.

                               JARDEN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        DECEMBER 31,
                                                                                  --------------------------
                                                                                      2002         2001
                                                                                  -----------   ------------
ASSETS
Current assets:
     Cash and cash equivalents.........................................             $ 56,779     $  6,376
     Accounts receivable, net of allowances of $6,095 and $778.........               40,470       14,917
     Income taxes receivable...........................................                1,039       16,252
     Inventories, net..................................................               59,463       26,994
     Deferred taxes on income..........................................               10,312        4,832
     Prepaid expenses and other current assets.........................                4,667        3,134
                                                                                  ------------   -----------
          Total current assets.........................................              172,730       72,505
                                                                                  ------------   -----------
Non-current assets:
Property, plant and equipment, at cost
     Land..............................................................                  782          782
     Buildings.........................................................               25,109       24,356
     Machinery and equipment...........................................              115,637      106,106
                                                                                  ------------   ----------
                                                                                     141,528      131,244
     Accumulated depreciation..........................................              (96,291)     (87,701)
                                                                                  ------------   ----------
                                                                                      45,237       43,543
                                                                                  -------------  ----------
Intangibles, net.......................................................              134,060       15,487
Deferred taxes on income...............................................                    -       25,417
Other assets...........................................................               14,738        5,282
                                                                                  -------------  -----------
Total assets...........................................................            $ 366,765     $ 162,234
                                                                                  =============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term debt and current portion of long-term debt.............            $  16,117     $  28,500
     Accounts payable..................................................               18,466        14,197
     Accrued salaries, wages and employee benefits.....................               13,559         9,252
     Other current liabilities.........................................               23,031        12,521
                                                                                  -------------  -----------
          Total current liabilities....................................               71,173        64,470
                                                                                  -------------  -----------
Non-current liabilities:
     Long-term debt....................................................              200,838        56,375
     Deferred taxes on income..........................................                6,377             -
     Other non-current liabilities.....................................               11,613         6,260
                                                                                  -------------  -----------
          Total non-current liabilities................................              218,828        62,635
                                                                                  -------------  -----------
Commitments and contingencies (Notes 13 & 14)                                              -             -
Stockholders' equity:
     Common stock ($.01 par value), 50,000 shares authorized, 15,926 and 15,926 shares issued and 14,371 and 12,796 shares outstanding
      at December 31, 2002 and 2001, respectively.......................                 159           159
     Additional paid-in capital.........................................              34,076        41,694
     Retained earnings..................................................              69,033        32,724
     Notes receivable for stock purchases...............................              (5,109)            -
     Accumulated other comprehensive loss...............................              (3,463)       (1,862)
     Less: treasury stock (1,555 and 3,130 shares, at cost, at
      December 31, 2002 and 2001, respectively).........................             (17,932)      (37,586)
                                                                                  -------------  -----------
         Total stockholders' equity.....................................              76,764        35,129
                                                                                  -------------  -----------
Total liabilities and stockholders' equity..............................           $ 366,765     $ 162,234
                                                                                  =============  ============

         The accompanying notes are an integral part of the consolidated financial statements.

                               JARDEN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------------
                                                                                      2002         2001        2000
                                                                                  -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)........................................................       $ 36,309    $ (85,429)    $ 4,922
    Reconciliation of net income (loss) to net cash provided by operating activities:
        Depreciation.........................................................          9,412       13,427      14,533
        Amortization.........................................................            589        5,370       6,778
        Loss on divestitures of assets and product lines.....................              -      122,887           -
        Loss on disposal of fixed assets.....................................            498          402         338
        Special charges (credits) and reorganization expenses................              -          680      (1,600)
        Deferred income taxes................................................          8,039      (27,804)      3,892
        Deferred employee benefits...........................................            383          378         (40)
        Write-off of debt issuance and amendment costs.......................            198        1,507           -
        Non-cash interest expense............................................          1,607          465         377
        Other, net...........................................................          2,814        1,443         424
    Changes in working capital components, net of effects from acquisitions and divestitures:
        Accounts receivable..................................................        (12,076)       4,787       6,216
        Income tax refunds...................................................         38,578            -           -
        Inventories..........................................................        (15,118)       9,338       5,804
        Accounts payable.....................................................             10          794     (12,613)
        Accrued salaries, wages and employee benefits........................          1,689        2,212      (2,589)
        Other current assets and liabilities.................................         (3,381)     (10,600)     (7,298)
                                                                                  -----------  -----------  ------------
          Net cash provided by operating activities..........................         69,551       39,857      19,144
                                                                                  -----------  -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from revolving credit borrowings...............................         25,200       41,050      57,332
     Payments on revolving credit borrowings.................................        (34,600)     (47,650)    (41,940)
     Proceeds from issuance of long-term debt................................        147,654            -           -
     Payments on long-term debt..............................................        (77,975)     (45,585)    (19,094)
     Debt issue and amendment costs..........................................         (7,467)        (867)          -
     Proceeds from issuance of senior debt...................................         50,000            -           -
     Proceeds from recouponing of interest rate swap.........................          4,400            -           -
     Purchase of treasury stock..............................................              -            -     (10,485)
     Other...................................................................          4,335          815       1,219
                                                                                  -----------  -----------  ------------
        Net cash provided by (used in) financing activities..................        111,547      (52,237)    (12,968)
                                                                                  -----------  -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant, and equipment.............................         (9,277)      (9,707)    (13,637)
     Insurance proceeds from property casualty...............................              -        1,535           -
     Acquisitions of businesses, net of cash acquired of $28,374 in 2002.....       (121,065)           -      (6,930)
     Purchase of intangible assets...........................................         (2,000)           -           -
     Proceeds from divestitures of assets and product lines..................          1,600       21,001         220
     Proceeds from the surrender of insurance contracts......................              -        6,706           -
     Loans to former officers................................................              -       (4,059)          -
     Other, net..............................................................             47          (23)         80
                                                                                  -----------  -----------  ------------
       Net cash (used in) provided by investing activities...................       (130,695)      15,453     (20,267)
                                                                                  -----------  -----------  ------------
NET INCREASE (DECREASE) IN CASH..............................................         50,403        3,073     (14,091)

Cash and cash equivalents, beginning of year.................................          6,376        3,303      17,394
                                                                                  -----------  -----------  ------------
CASH AND CASH EQUIVALENTS, END OF YEAR.......................................      $  56,779     $  6,376     $ 3,303
                                                                                  ===========  ===========  =============



         The accompanying notes are an integral part of the consolidated financial statements.

                           JARDEN CORPORATION
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (IN THOUSANDS)

                                                                                                           Accumulated Other
                                                                                                          Comprehensive Loss
                                                                                                          ------------------
                                  Common Stock       Treasury Stock   Additional                    Cumulative Interest  Minimum
                                   ------------       --------------    Paid-in  Retained   Loans   Translation  Rate    Pension
                                Shares    Amount   Shares     Amount   Capital   Earnings Receivable Adjustment  Swap   Liability
                                ------    ------   ------     ------   -------  --------  ---------- ---------- ----    ---------
Balance, December 31, 1999..    15,930  $ 39,952  (2,458)   $(29,739)   $  -    $113,231     $  -     $ (419)   $ -       $  -
Net income..................         -         -       -           -       -       4,922        -          -      -          -
Stock options exercised and
  stock plan purchases......       126     1,449       -           -       -           -        -          -      -          -
Shares reissued from
  treasury..................      (130)   (1,384)    130       1,384       -           -        -          -      -          -
Shares tendered for stock
  options and taxes.........         -         -     (12)       (131)      -           -        -          -      -          -
Cumulative translation
  adjustment................         -         -       -           -       -           -        -       (559)     -          -
Purchase of common stock....         -         -    (904)    (10,485)      -           -        -          -      -          -
                               --------------------------------------------------------------------------------------------------
Balance, December 31, 2000..    15,926    40,017  (3,244)    (38,971)      -      118,153       -       (978)     -          -
Net loss....................         -         -       -           -       -      (85,429)      -          -      -          -
Stock options exercised and
  stock plan purchases......       134       929       -           -       -            -       -          -      -          -
Shares reissued from
  treasury..................      (134)   (1,515)    134       1,515       -            -       -          -      -          -
Shares tendered for stock
  options and taxes.........         -         -     (20)       (130)      -            -       -          -      -          -
Stock option compensation...         -     2,422       -           -       -            -       -          -      -          -
Restatement of par value of
  common stock associated
  with the reincorporation
  in Delaware...............         -   (41,694)      -           -   41,694           -        -         -      -          -
Cumulative translation
  adjustment................         -         -       -           -        -           -        -      (424)     -          -
Translation adjustment
  recorded to
    Net income due to
    liquidation of
    investment in foreign
    subsidiary..............          -        -       -           -         -          -        -        461     -          -
Interest rate swap unrealized
  loss......................          -        -       -           -         -          -        -          -  (524)         -
Minimum pension liability...          -        -       -           -         -          -        -          -     -       (397)
                               ----------------------------------------------------------------------------------------------------
Balance, December 31, 2001..     15,926      159  (3,130)   (37,586)    41,694     32,724        -       (941) (524)      (397)
Net income..................          -        -       -          -         -      36,309        -          -     -          -
Stock options exercised and
  stock plan purchases......      1,549        -       -          -      9,261          -        -          -     -          -
Shares issued for
  non-cash compensation.....         30        -       -          -        587          -        -          -     -          -
Shares reissued from
  treasury..................     (1,579)       -   1,579     19,742    (19,742)         -        -          -     -          -
Shares tendered for stock
  options and taxes.........          -        -      (4)       (88)         -          -        -          -     -          -
Cumulative translation
  adjustment................          -        -       -          -          -          -        -        191     -          -
Tax benefit related to stock
  option exercises..........          -        -       -          -      2,276          -        -          -     -          -
Loans to executive officers.          -        -       -          -          -          -   (5,109)         -     -          -
Interest rate swap
  maturity..................          -        -       -          -          -          -        -          -   524          -
Minimum pension liability...          -        -       -          -          -          -        -          -     -     (2,316)
                               ----------------------------------------------------------------------------------------------------
Balance, December 31, 2002..     15,926    $ 159  (1,555)  $(17,932)  $ 34,076    $69,033   $(5,109)    $(750)  $ -    $(2,713)
                               ====================================================================================================







         The accompanying notes are an integral part of the consolidated financial statements.

                               JARDEN CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (THOUSANDS OF DOLLARS)

                                                                                YEAR ENDED DECEMBER 31,
                                                                       -------------------------------------------
                                                                           2002           2001            2000
                                                                       -------------  -------------    -----------
Net income (loss).............................................           $ 36,309      $ (85,429)       $ 4,922
Foreign currency translation:
     Translation adjustment during period.....................                191           (424)          (559)
     Translation adjustment recorded to net income (loss) due to
           liquidation of investment in foreign subsidiary....                  -            461              -
Interest rate swap unrealized gain (loss):
     Transition adjustment....................................                  -             45              -
     Change during period.....................................                  -           (569)             -
     Maturity of interest rate swap...........................                524              -              -

Minimum pension liability.....................................             (2,316)          (397)             -
                                                                       -------------  -------------    -----------
Comprehensive income (loss)...................................           $ 34,708      $ (86,313)       $ 4,363
                                                                       =============  =============    ===========




         The accompanying notes are an integral part of the consolidated financial statements.

                               JARDEN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

1.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
      The Company is a leading provider of niche, branded consumer products used in the home, including home canning and home vacuum packaging. The Company also manufactures a wide array of plastic products for third party consumer product and medical companies, as well as its own businesses. See Business Segment Information (Note 5). On February 7, 2003, as a result of its acquisition of the business of Diamond Brands, Incorporated and its subsidiaries ("Diamond Brands") (see Note 19), the Company is a leading provider of branded retail plastic cutlery, kitchen matches and toothpicks.

      These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of Jarden Corporation and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated upon consolidation.

      On a stand alone basis, without the consolidation of its subsidiaries, the Company has no independent assets or operations. The guarantees by its subsidiaries of the 9 3/4% senior subordinated notes ("Notes"), which are discussed in Notes 3 and 9, are full and unconditional and joint and several. The subsidiaries that are not guarantors of the Notes are minor. There are no significant restrictions on the Company's or the guarantors' ability to obtain funds from their respective subsidiaries by dividend or loan.

      All earnings per share amounts and number of shares outstanding have been retroactively adjusted to give effect to a 2-for-1 split of the Company's common stock that was effected in the second quarter of 2002.

      Certain reclassifications have been made in the Company's financial statements of prior years to conform to the current year presentation. These reclassifications have no impact on previously reported net income (loss).

Use of Estimates
      Preparation of the consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from those estimates.

Revenue Recognition
      The Company recognizes revenue when title transfers. In most cases, title transfers at the time product is shipped to customers. The Company allows customers to return defective or damaged products as well as certain other products for credit, replacement, or exchange. Revenue is recognized as the net amount to be received after deducting estimated amounts for product returns, discounts, and allowances. The Company provides credit, in the normal course of business, to its customers. The Company also maintains an allowance for doubtful customer accounts and charges actual losses when incurred to this allowance.

Freight Costs
      Freight costs on goods shipped to customers are included in Cost of Sales in the Consolidated Statements of Operations.

Prepaid Media and Advertising Costs
      Direct advertising costs (primarily media expenses) related to infomercial sales are recorded as prepaid assets when paid in advance. The expense is recognized when the infomercial is aired. All production expenses related to the infomercials are expensed upon first showing of the infomercial. The Company's other advertising costs, consisting primarily of ad demo and cooperative advertising, media placement and promotions are expensed as incurred. The Company incurred advertising costs in the approximate amount of $17.8 million, $1.0 million and $1.0 million for the years 2002, 2001 and 2000, respectively. An amount of $0.4 million was included in the Company's Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheet as of December 31, 2002. There was no amount included in the Company's Consolidated Balance Sheet as of December 31, 2001.

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

Depreciation
      Depreciation is calculated on the straight-line basis in amounts sufficient to amortize the cost of the assets over their estimated useful lives (buildings - 30 to 50 years; machinery and equipment - 3 to 20 years).

Intangible Assets
      Intangible assets consist principally of goodwill and intangible assets recorded in connection with brand names and manufacturing processes expertise. Goodwill represents the excess of the purchase prices of acquired businesses over the estimated fair values of the net assets acquired. In conjunction with new accounting guidance (see Note 2) the Company's goodwill and intangible assets that are deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets are amortized over their useful lives and are evaluated for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable through future undiscounted cash flows, excluding interest costs. If facts or circumstances suggest that the Company's intangible assets are impaired, the Company assesses the fair value of the intangible assets and reduces them to an amount that results in book value approximating fair value.

Taxes on Income
      Deferred taxes are provided for differences between the financial statement and tax basis of assets and liabilities using enacted tax rates. The Company established a valuation allowance against a portion of the net tax benefit associated with all carryforwards and temporary differences at December 31, 2001, as it was more likely than not that these would not be fully utilized in the available carryforward period. A portion of this valuation allowance remains as of December 31, 2002 (see Note 10).

Fair Value and Credit Risk of Financial Instruments
      The carrying values of cash and cash equivalents, accounts receivable, notes payable, accounts payable and accrued liabilities approximate their fair market values due to the short-term maturities of these instruments. The fair market value of the Company's senior subordinated notes was determined based on quoted market prices (see Note 9). The fair market value of the Company's other long-term debt was estimated using rates currently available to the Company for debt with similar terms and maturities (see Note 9).

      The Company enters into interest rate swaps to manage interest rate exposures. The Company designates the interest rate swaps as hedges of underlying debt. Interest expense is adjusted to include the payment made or received under the swap agreements. The fair market value of the swap agreements was estimated based on the current market value of similar instruments (see Note
16).

      Financial instruments that potentially subject the Company to credit risk consist primarily of trade receivables and interest-bearing investments. Trade receivable credit risk is limited due to the diversity of the Company's customers and the Company's ongoing credit review procedures. Collateral for trade receivables is generally not required. The Company places its interest-bearing cash equivalents with major financial institutions.

Stock Options
      The Company accounts for the issuance of stock options using the intrinsic value method in accordance with Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Generally for the Company's stock option plans, no compensation cost is recognized in the Consolidated Statements of Operations because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant. Under the Company's 2001 Stock Option Plan, however, the Company did recognize a one-time charge of compensation cost in 2001 because stockholder approval of the plan was required subsequent to the grant date (see Note 12).

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated:


                                                                                      Year Ended December 31,
                                                                         --------------------------------------------------
(thousands of dollars, except per share amounts)                              2002              2001             2000
                                                                         ---------------- ----------------- ---------------
 Net income (loss), as reported......................................       $ 36,309          $ (85,429)      $   4,922
     Deduct: Total stock-based employee compensation expense
        determined under fair value based method for all awards, net
        of related tax effects.......................................          1,037                295             298
                                                                          --------------- ----------------- ---------------
 Pro forma net income (loss).........................................       $ 35,272          $ (85,724)      $   4,624
                                                                          =============== ================= ===============

 Basic earnings (loss) per share:
  As reported........................................................       $   2.60          $   (6.71)      $    0.39
  Pro forma..........................................................           2.53              (6.74)           0.36

Diluted earnings (loss) per share:
 As reported..............................................................  $   2.52          $   (6.71)      $    0.39
 Pro forma................................................................      2.45              (6.74)           0.36

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: no dividend yield for all years, expected volatility of 44, 37 and 36 percent, risk-free interest rates of 2.0, 4.8 and 5.1 percent and expected lives of 7.5 years for all periods. The average fair value of each option granted in 2002, 2001 and 2000 was $9.28, $2.89 and $4.13, respectively.

2.    ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the statements. Other intangible assets continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company has performed the required tests of goodwill and indefinite lived intangible assets and, based on the results, has not recorded any charges related to the adoption of and subsequent conformity with SFAS No. 142 (see Note 8). The adoption of SFAS No. 141 did not have a material impact on the Company's results of operations or financial position.

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

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 provides guidance on the timing of the recognition of costs associated with exit or disposal activities. The new guidance requires costs associated with exit or disposal activities to be recognized when incurred. Previous guidance required recognition of costs at the date of commitment to an exit or disposal plan. The provisions of the statement are to be adopted prospectively for exit activities after December 31, 2002. Although SFAS No. 146 may impact the accounting for costs related to exit or disposal activities the Company may enter into in the future, particularly the timing of recognition of these costs, the adoption of the statement will not have an impact on the Company's present financial condition or results of operations.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. As provided for in SFAS No. 148, we have elected to continue to follow the intrinsic value method of accounting as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, to account for stock options.

3.    ACQUISITIONS AND DIVESTITURES

     On April 24, 2002, the Company completed its acquisition of the business of Tilia International, Inc. and its subsidiaries (collectively "Tilia"), pursuant to an asset purchase agreement (the "Acquisition"). Based in San Francisco, California, Tilia is a developer, manufacturer and marketer of a patented vacuum packaging system for home use, primarily for food storage, under the FoodSaver(R) brand. The Acquisition was entered into as part of the Company's plan to pursue growth in food preservation and branded consumer products.

     Pursuant to the Acquisition, the Company acquired Tilia for approximately $145 million in cash and $15 million in seller debt financing. In addition, the Acquisition includes an earn-out provision with a potential payment in cash or Company common stock of up to $25 million payable in 2005, provided that certain earnings performance targets are met. If these earnings performance targets are met, the Company will capitalize the cost of the earn-out provision. As of December 31, 2002, the Company had incurred transaction fees in conjunction with the Acquisition in the amount of approximately $4.5 million, including transaction bonuses paid to certain officers in the aggregate amount of $0.9 million, principally consisting of transaction bonuses paid to Martin E. Franklin, our Chairman and Chief Executive Officer, in the amount of $0.5 million and Ian Ashken, our Vice Chairman, Chief Financial Officer, and Secretary, in the amount of $0.3 million. See Note 9 for a description of the financing of the Acquisition.

     Due to the Company having effective control of the business of Tilia as of April 1, 2002, the results of Tilia have been included in the Company's results from such date. During 2002, the Company recorded $0.6 million of imputed interest expense to reflect the financing that would have been required for the period from the effective date (April 1, 2002) to the date of closing (April 24, 2002). The imputed interest expense reduced the amount of goodwill recorded.

      The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the effective date of acquisition:


                                                                   AT APRIL 1,
(millions of dollars)                                                  2002
                                                                 -----------------
Current assets.................................................    $    64.3
Property, plant and equipment..................................          2.4
Trademark......................................................         50.9
Other intangibles..............................................          5.5
                                                                 -----------------
    Total assets acquired......................................        123.1
                                                                 -----------------
Current liabilities............................................        (19.4)
Long-term liabilities..........................................          (.7)
                                                                 -----------------
     Total liabilities assumed.................................        (20.1)
                                                                 -----------------
            Net assets acquired................................        103.0
                                                                 -----------------
Purchase price.................................................        163.3
                                                                 -----------------
Goodwill recorded..............................................    $    60.3
                                                                 =================

     The goodwill and other intangibles amounts recorded in connection with the Acquisition are discussed in detail in Note 8.

     Effective November 26, 2001, the Company sold the assets of its Triangle, TriEnda and Synergy World plastic thermoforming operations ("TPD Assets") to Wilbert, Inc. for $21 million in cash, a $1.9 million noninterest bearing one-year note ("Wilbert Note") as well as the assumption of certain identified liabilities. The Company recorded charges of $0.1 million and $0.2 million in 2002 and 2001, respectively, to reduce the carrying amount of the Wilbert Note based upon purchase adjustments. The residual carrying amount on the Wilbert Note of $1.6 million was repaid on November 25, 2002. In connection with this sale, the Company recorded a pre-tax loss of $121.1 million in 2001. The amount of goodwill included in the loss on the sale was $82.0 million. The proceeds from the sale were used to pay down the Company's term debt under its old credit agreement (see Note 9).

     Effective November 1, 2001, the Company sold its majority interest in Microlin, LLC ("Microlin"), for $1,000 in cash plus contingent consideration based upon future performance through December 31, 2012 and the cancellation of future funding requirements. The Company recorded a pretax loss of $1.4 million in 2001 related to the sale.

4.   PRO FORMA FINANCIAL INFORMATION

     The following unaudited pro forma financial information gives pro forma effect to the sale of the assets of TPD Assets and Microlin (as described in Note 3 above) with the related tax refunds (see Note 10) and the acquisition of Tilia (as described in Note 3 above) with the related financials as if they had been consummated as of the beginning of each period presented. The unaudited pro forma financial information presented does not exclude special charges (credits) and reorganization expenses for the year ended December 31, 2001 or the net $4.4 million income tax valuation allowance released in 2002:

                                                                         Year Ended December 31,
                                                                     -------------------------------
(thousands of dollars, except per share data)                             2002            2001
                                                                     ---------------- --------------
Net sales......................................................         $  406,724      $ 425,504
Operating income...............................................             70,651         51,166
Net income.....................................................             37,681         20,262
Diluted earnings per share.....................................         $     2.62      $    1.59

5.   BUSINESS SEGMENT INFORMATION

     During 2002, the Company revised its business segment information to report four business segments: branded consumables, home vacuum packaging, plastic consumables and other. Prior periods have been reclassified to conform to the current segment definitions.

     In the branded consumables segment, the Company markets a line of home food preservation products under the Ball(R), Kerr(R) and Bernardin(R) brands, including home canning jars, metal closures, and accessories, which are distributed through a wide variety of retail outlets. In the home vacuum packaging segment, which was acquired in April 2002, the Company is a developer, manufacturer and marketer of the FoodSaver(R) line which is the U.S. market leader in home vacuum packaging systems and accessories. The plastic consumables segment manufactures plastic parts and components primarily used in consumer and healthcare products. For the years ended December 31, 2001 and 2000, the plastic consumables segment also included the businesses that comprised the TPD Assets and Microlin. The other segment is primarily a producer of zinc strip.

Net sales, operating income (loss), capital expenditures, depreciation and amortization, and assets employed in operations by segment are summarized as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------------
(thousands of dollars)                                      2002             2001                2000
                                                       ------------      ------------      -------------
Net sales:
   Home vacuum packaging (1)........................    $   145,316       $        -        $         -
   Branded consumables..............................        112,335          120,644            120,381
   Plastic consumables (2)..........................         70,578          139,912            179,274
   Other............................................         41,034           45,525             58,773
    Intercompany....................................         (1,064)          (1,103)            (1,072)
                                                       ------------      ------------      -------------
           Total net sales..........................    $   368,199       $  304,978        $   357,356
                                                       ------------      ------------      -------------

Operating income (loss):
   Home vacuum packaging (1)........................    $    31,672       $        -        $         -
   Branded consumables..............................         17,984           13,291             10,362
   Plastic consumables (2)..........................          9,088           (5,274)            (1,708)
   Other............................................          6,366            7,075             11,636
   Intercompany.....................................             (1)              13                 39
   Unallocated corporate expenses (3)...............              -           (6,146)            (1,347)
   Loss on divestitures of assets...................              -         (122,887)                 -
                                                       ------------      ------------      -------------
           Total operating income (loss)............         65,109         (113,928)            18,982
Interest expense, net...............................         12,611           11,791             11,917
                                                       ------------      ------------      -------------
Income (loss) before taxes and minority interest...     $    52,498       $ (125,719)       $     7,065
                                                       ============      ===========       =============

Capital expenditures:
   Home vacuum packaging (1).......................     $     1,008       $        -        $         -
   Branded consumables.............................           3,547              633              1,314
   Plastic consumables (2).........................           3,392            8,537              9,841
   Other...........................................             585              530              2,195
   Corporate (4)...................................             745                7                287
                                                       ------------      ------------      -------------
          Total capital expenditures...............     $    9,277        $   9,707         $   13,637
                                                       ============      ============      =============

Depreciation and amortization:
   Home vacuum packaging (1).......................     $    1,382        $       -         $        -
   Branded consumables.............................          1,878            3,202              3,264
   Plastic consumables (2).........................          4,435           12,947             15,367
   Other...........................................          2,222            2,448              2,446
   Corporate (4)...................................             84              200                234
                                                       ------------      ------------      -------------
          Total depreciation and amortization......     $   10,001        $  18,797         $   21,311
                                                       ============      ============      =============

                                                                                 AS OF DECEMBER 31,
                                                                          ----------------------------------
                                                                               2002              2001
                                                                          ---------------   ----------------
Assets employed in operations:
   Home vacuum packaging (1)........................                        $  184,180         $        -
   Branded consumables..............................                            61,093             50,943
   Plastic consumables (2)..........................                            39,551             41,345
   Other............................................                            14,573             15,096
   Corporate (3)....................................                            67,368             54,850
                                                                          ---------------   ----------------
          Total assets..............................                        $  366,765         $  162,234
                                                                          ===============   ================

(1) The home vacuum packaging segment was purchased effective April 1, 2002.
(2) Effective November 26, 2001 and November 1, 2001, the Company sold the TPD Assets and Microlin, respectively.
(3) Unallocated corporate expenses in 2001 and 2000 are comprised primarily of special charges (credits) and reorganization expenses.
(4) Corporate assets primarily include cash and cash equivalents, amounts relating to benefit plans, deferred tax assets and corporate facilities and equipment.

     One customer of both the Company's home vacuum packaging and branded consumables segments on a combined basis accounted for 18.7% of the Company's 2002 net revenues.

     The Company's major customers are located within the United States and Canada. Net sales of the Company's products in Canada, including home food preservation products, vacuum packaging systems, coinage and plastic parts were $28.0 million, $26.8 million and $35.3 million in 2002, 2001 and 2000, respectively. Net sales and long-lived assets located outside of the United States are not material.

6.  SPECIAL CHARGES (CREDITS) AND REORGANIZATION EXPENSES

     The Company incurred net special charges (credits) and reorganization expenses of $5.0 million and $0.4 million for 2001 and 2000, respectively. No charges were incurred in 2002. These amounts are comprised of the following (in millions):

                                                                               Year Ended December 31,
                                                                          ----------------------------------
    (millions of dollars)                                                     2001               2000
                                                                          ---------------   ----------------
   Costs to evaluate strategic options..................................     $    1.4          $     0.6
   Discharge of deferred compensation obligations.......................         (4.1)                 -
   Separation costs for former officers.................................          2.6                  -
   Stock option compensation............................................          2.4                  -
   Corporate restructuring costs........................................          2.3                  -
   Costs to exit facilities.............................................          0.8                  -
   Reduction of long-term performance-based compensation................            -               (1.6)
   Litigation charges...................................................            -                1.4
   Items related to divested thermoforming operations...................         (0.4)                 -
                                                                          ---------------   ----------------
                                                                             $    5.0          $     0.4
                                                                          ===============   ================

     During 2001, certain former officers and participants in the Company's deferred compensation plans agreed to forego balances in those plans in exchange for loans from the Company in the same amounts. The loans, which were completed during 2001, bear interest at the applicable federal rate and require the individuals to secure a life insurance policy having the death benefit equivalent to the amount of the loan payable to the Company. All accrued interest and principal on the loans are payable upon the death of the participant and their spouse. The Company recognized $4.1 million of pre-tax income during 2001 related to the discharge of the deferred compensation obligations.

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

     During September 2001, options were granted to participants under the Company's 2001 Stock Option Plan. Because the options granted under this new plan were still subject to stockholder approval at the time of grant, the options resulted in a one-time charge of $2.4 million which was recorded in the fourth quarter of 2001 (see Note 12) following stockholder approval of the 2001 Stock Option Plan on December 18, 2001.

     During the fourth quarter of 2001, the Company incurred corporate restructuring costs in the amount of $2.3 million. These include costs related to the transitioning of the corporate office function from Indianapolis, Indiana to Rye, New York and Muncie, Indiana, costs to reincorporate in Delaware and to hold a special meeting of stockholders, and other costs including professional fees. Of this amount, $0.6 million remained unpaid as of December 31, 2002.

     In August 2001, the Company announced that it would be consolidating its home canning metal closure production from its Bernardin Ltd. Toronto, Ontario facility into its Muncie, Indiana manufacturing operation. The total cost to exit the Toronto facility was $0.8 million and included a $0.3 million loss on the sale and disposal of equipment, and $0.5 million of employee severance costs, of which $0.4 million was paid in 2001. The remaining $0.1 million was paid in 2002. The Company continues to distribute its home canning products in Canada through Bernardin, Ltd.

     During 2001, items recognized related to the divested TPD Assets included a pre-tax gain of $1.0 million in connection with an insurance recovery associated with a property casualty. Also in August 2001, the Company announced that it had vacated its former TPD Assets facility in Independence, Iowa and integrated personnel and capabilities into its other operating and distribution facilities in the area. The total cost to exit this Iowa facility was $0.6 million and included $0.4 million in future lease obligations and an additional $0.2 million of costs related to the leased facility.

     During 2000, the Company recorded a pre-tax gain of $1.6 million related to a reduction in long-term performance-based compensation. Also during 2000, the Company reached settlements in legal disputes incurring $1.4 million in net settlement and legal expenses.

7.   INVENTORIES

     Inventories were comprised of the following at December 31:

(thousands of dollars)                                                         2002               2001
                                                                          ---------------   -----------------
Raw materials and supplies..........................................        $  6,562           $   5,563
Work in process.....................................................           7,300               4,746
Finished goods......................................................          45,601              16,685
                                                                          ---------------   -----------------
          Total inventories.........................................        $ 59,463            $ 26,994
                                                                          ===============   =================


8.    INTANGIBLES

     In connection with the Acquisition discussed in Note 3, the Company recorded the following intangible assets: $60.3 million of goodwill, $50.9 million for the FoodSaver(R) brand and $5.5 million for Tilia's manufacturing process expertise (see Note 3). In addition, in connection with the costs incurred to date of acquiring additional intellectual property, the Company recorded a further $2.5 million of intangible assets in 2002. Certain working capital and deferred tax balances are preliminary and will be finalized by the Company during the first quarter of 2003. The intangible assets recorded are fully deductible for income tax purposes. The only intangible asset currently subject to amortization is the manufacturing process expertise, which will be amortized over a period of 8 years at approximately $0.7 million per year. The intellectual property will not be amortized until it is placed in use.

      As a result of the adoption of SFAS No. 142, the Company did not record goodwill amortization and no impairment losses were recognized for 2002. Amortization of the intangible asset for the Tilia manufacturing processes in the amount of $0.6 million was recorded in 2002, and was included in Selling, General and Administrative expenses in the Consolidated Statements of Operations. The Company recorded goodwill amortization of approximately $5.2 million and $6.4 million in 2001 and 2000, respectively.

      As of December 31, 2002, $15.5 million of the Company's intangible assets are included in the assets of the branded consumables segment and $118.6 million are included in the home vacuum packaging segment. In 2001 and 2000, goodwill amortization of $4.0 million and $5.3 million, respectively, related to entities that were disposed of in 2001, which had been included in the plastic consumables segment. The remaining goodwill amortization for the 2001 and 2000 periods related to the branded consumables segment.

Net income (loss) and earnings (loss) per share amounts on an adjusted basis to reflect the add back of goodwill amortization would be as follows:

                                                                              Year Ended December 31,
                                                                   -----------------------------------------------
(in thousands, except per share amounts)                               2002             2001             2000
                                                                   -------------    -------------    -------------
    Reported net income (loss)...................................     $ 36,309         $(85,429)        $  4,922
    Add back: goodwill amortization (net of tax expense of
         $0, $2,020 and  $2,510, respectively)...................            -            3,133            3,894
                                                                   -------------    -------------    -------------
    Adjusted net income (loss)...................................     $ 36,309         $(82,296)        $  8,816
                                                                   =============    =============    =============

Basic earnings (loss) per share:
   Reported net income (loss)....................................     $   2.60         $  (6.71)         $  0.39
   Goodwill amortization.........................................            -             0.24             0.31
                                                                   -------------    -------------    -------------
   Adjusted net income (loss)....................................     $   2.60         $  (6.47)         $  0.70
                                                                   =============    =============    =============

Diluted earnings (loss) per share:
   Reported net income (loss)....................................      $  2.52         $  (6.71)         $  0.39
   Goodwill amortization.........................................            -             0.24             0.30
                                                                   -------------    -------------    -------------
   Adjusted net income (loss)....................................      $  2.52         $  (6.47)         $  0.69
                                                                   =============    =============    =============

9.   DEBT AND INTEREST

     The Acquisition (see Note 3) was financed by (i) an offering of $150 million of 9 3/4% senior subordinated notes ("Notes") to qualified institutional buyers in a private placement pursuant to Rule 144A under the Securities Act of 1933, which were later wholly exchanged pursuant to an offering for 9 3/4% senior subordinated notes which are registered under the Securities Act of 1933, as amended ("New Notes"), (ii) a refinancing of the Company's existing indebtedness with a new $100 million five-year senior secured credit facility, which included a $50 million term loan facility and a $50 million revolving credit facility ("New Credit Agreement"), (iii) seller debt financing and (iv) cash on hand.

     The Notes were issued at a discount such that the Company received approximately $147.7 million in net proceeds. The Notes will mature on May 1, 2012, however, on or after May 1, 2007, the Company may redeem all or part of the Notes at any time at a redemption price ranging from 100% to 104.875% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any. Prior to May 1, 2005, the Company may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds from certain public equity offerings at a redemption price of 109.75% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any. Interest on the Notes accrues at the rate of 9.75% per annum and is payable semi-annually in arrears on May 1 and November 1, with the first payment having occurred on November 1, 2002.

     During December 2002, the Company completed an offering to the holders of the Notes to exchange the Notes for the New Notes. The New Notes are substantially similar to the Notes except that certain mandatory redemption provisions and the transfer restrictions applicable to the Notes are not applicable to the New Notes. As of December 31, 2002, the New Notes trade at a premium, resulting in an estimated fair value, based upon quoted market prices, of approximately $154.5 million.

     The New Credit Agreement matures on April 24, 2007. The revolving credit facility and the term loan facility bear interest at a rate equal to (i) the Eurodollar Rate pursuant to an agreed formula or (ii) a Base Rate equal to the higher of (a) the Bank of America prime rate and (b) the federal funds rate plus ..50%, plus, in each case, an applicable margin ranging from 2.00% to 2.75% for Eurodollar Rate loans and from .75% to 1.5% for Base Rate loans.

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

     The seller debt financing consists of a non-interest bearing note in the principal amount of $10 million that is due on March 31, 2003 and a note in the principal amount of $5 million, bearing interest at 5%, which is due on April 24, 2004. For accounting purposes, the Company has imputed an interest rate of 5% on the $10 million non-interest bearing note.

      Until it was replaced by the New Credit Agreement on April 24, 2002, our senior credit facility, as amended ("Old Credit Agreement"), provided for a revolving credit facility of $40 million and a term loan which amortized periodically as required by the terms of the agreement. Interest on borrowings under the Old Credit Agreement's term loan and the revolving credit facilities were based upon fixed increments over adjusted LIBOR or the agent bank's alternate borrowing rate as defined in the agreement. The agreement also required the payment of commitment fees on the unused balance. During the first quarter 2002, approximately $38 million of tax refunds the Company received were used to repay a portion of the outstanding amounts under the Old Credit Agreement.

     In May 1999, we entered into a three-year interest rate swap with an initial notional value of $90 million. The swap effectively fixed the interest rate on approximately 60% of our term debt at a maximum rate of 7.98% for the three-year period. The swap matured and was terminated in March 2002.

     As of December 31, 2002, the Company had $47.5 million outstanding under the term loan facility and zero outstanding under the $50 million revolving credit facility of the New Credit Agreement. The Company's weighted average interest rate on this outstanding amount at December 31, 2002 was 4.3%. Net availability under the revolving credit agreement was approximately $45.8 million as of December 31, 2002, after deducting $4.2 million of issued letters of credit. The Company is required to pay commitment fees on the unused balance of the revolving credit facility.

     As of December 31, 2001, the Company had outstanding amounts of $75.5 million and $9.4 million under the term loan and revolving credit facilities, respectively, of its Old Credit Agreement. The weighted average interest rate of the term loan facility was 4.3% exclusive of the effects of the interest rate swap see above. The weighted average interest rate of the revolving credit facility was 4.7%.

      As of December 31, 2002, maturities on Long-term Debt, net of unamortized debt discounts, over the next five years, were $16.1 million in 2003, $13.9 million in 2004, $11.3 million in 2005, $13.7 million in 2006, $7.5 million in 2007 and $154.4 million thereafter.

      The Company's Long-term Debt includes approximately $6.6 million of non-debt balances (included in the "thereafter" balance above) arising from the interest rate swap transactions described in Note 16.

     Because the interest rates applicable to the senior debt under the New Credit Agreement are based on floating rates identified by reference to market rates, the fair market value of the senior debt as of December 31, 2002 approximates its carrying value. Also, because the interest rates applicable to the senior debt under the Old Credit Agreement were based on floating rates identified by reference to market rates, the fair market value of the senior debt as of December 31, 2001 approximated its carrying value.

     As of December 31, 2002, the Company had incurred costs in connection with the issuance of the Notes, New Notes and the New Credit Agreement of approximately $7.4 million, which are included in Other Assets on the Consolidated Balance Sheet and amortized over the respective terms of the debt.

      Interest paid on the Company's borrowings during the years ended December 31, 2002, 2001 and 2000 was $10.5 million, $9.5 million and $11.4 million, respectively.

10.   TAXES ON INCOME

     The components of the provision (benefit) for income taxes attributable to continuing operations were as follows for the years ended December 31:

(thousands of dollars)                                                   2002           2001            2000
                                                                     -------------- -------------- ---------------
Current income tax expense (benefit):
  U.S. federal...............................................         $  13,513      $ (13,978)        $  (166)
  Foreign....................................................               692          1,163             462
  State and local............................................             2,813           (500)            (59)
                                                                     -------------- -------------- ---------------
    Total....................................................            17,018        (13,315)            237
                                                                     -------------- -------------- ---------------

Deferred income tax expense (benefit):
  U.S. federal...............................................              (340)       (33,707)          1,135
  State, local and other.....................................              (489)        (4,962)            187
                                                                     -------------- -------------- ---------------
    Total....................................................              (829)       (38,669)          1,322
                                                                     -------------- -------------- ---------------

Income tax benefit applied to goodwill.......................                 -         11,541             843
                                                                     -------------- -------------- ---------------
Total income tax provision (benefit).........................         $  16,189      $ (40,443)       $  2,402
                                                                     ============== ============== ===============


     Foreign pre-tax income (all arising in Canada) was $1.8 million, $0.9 million, and $2.5 million in 2002, 2001, and 2000, respectively.

     Deferred tax liabilities (assets) are comprised of the following at December 31:

(thousands of dollars)                                                                  2002            2001
                                                                                   --------------- ---------------
Property, equipment and intangibles.........................................         $  (2,741)       $ (9,430)
Other.......................................................................            (7,459)         (2,314)
                                                                                   --------------- ---------------
  Gross deferred tax liabilities............................................           (10,200)        (11,744)
                                                                                   --------------- ---------------
Net operating loss..........................................................             2,726          39,909
Accounts receivable allowances..............................................               310             388
Inventory valuation.........................................................             2,095           1,730
Compensation and benefits...................................................             7,671           4,010
Other.......................................................................             2,333           1,351
                                                                                   --------------- ---------------
  Gross deferred tax assets.................................................            15,135          47,388
                                                                                   --------------- ---------------
Valuation allowance.........................................................            (1,000)         (5,395)
                                                                                   --------------- ---------------
Net deferred tax asset......................................................          $  3,935         $30,249
                                                                                   =============== ===============

     Approximately $2.7 million of state net operating loss carryforwards remain at December 31, 2002 before the valuation allowance. Their use is limited to future taxable income of the Company. The carryforwards expire in 2021. The Company maintained a valuation allowance against a portion of the net tax benefit associated with all carryforwards and temporary differences at December 31, 2002, as it is more likely than not that these will not be fully utilized in the available carryforward period.

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

     The difference between the federal statutory income tax rate and the Company's effective income tax rate as a percentage of income from continuing operations for the years ended December 31, 2002, 2001 and 2000 is reconciled as follows:

                                                                             2002             2001          2000
                                                                         --------------   -------------  -----------
Federal statutory tax rate.............................................       35.0%         (35.0)%        35.0%
Increase (decrease) in rates resulting from:
   State and local taxes, net..........................................        3.3           (3.3)          1.0
   Foreign.............................................................          -            0.9          (2.2)
   Valuation allowance.................................................       (8.4)           4.3             -
   Other...............................................................        0.9            0.9           0.2
                                                                         --------------   -------------  -----------
Effective income tax rate..............................................       30.8%         (32.2)%        34.0%
                                                                         ==============   =============  ===========

     Total income tax payments made by the Company during the years ended December 31, 2002, 2001 and 2000 were $9.3 million, $1.0 million, and $1.7 million, respectively.

11.   RETIREMENT AND OTHER EMPLOYEE BENEFIT PLANS

     The Company has multiple defined contribution retirement plans that qualify under section 401(k) of the Internal Revenue Code. The Company's contributions to these retirement plans were $1.6 million, $1.5 million and $1.5 million, respectively, in the years ended December 31, 2002, 2001, and 2000.

     The Company also maintains a defined benefit pension plan for certain of its hourly employees. The components of net periodic pension expense for the years ended December 31, 2002, 2001 and 2000 are as follows:

(thousands of dollars)                                                       2002         2001           2000
                                                                         ------------- ------------  -------------
Service cost on benefit earned during the period.....................      $   334       $  273         $  280
Interest cost on projected benefit obligation........................          973          907            853
Investment loss (gain) on plan assets................................          937        1,793         (1,648)
Net amortization and deferral........................................       (1,798)      (2,942)           630
                                                                         ------------- ------------  -------------
Net periodic pension expense.........................................      $   446        $  31         $  115
                                                                         ============= ============  =============

     The following table is a reconciliation of the benefit obligation and the fair value of plan assets as of December 31:

(thousands of dollars)                                                                    2002          2001
                                                                                      ------------- --------------
Change in benefit obligation:
  Benefit obligation at beginning of year.............................                 $ 13,217       $ 12,304
  Service cost........................................................                      334            273
  Interest cost.......................................................                      973            907
  Amendments..........................................................                        -            232
  Actuarial loss (gain)...............................................                       88           (113)
  Benefits paid.......................................................                     (444)          (386)
                                                                                      ------------- --------------
  Benefit obligation at end of year...................................                   14,168         13,217
                                                                                      ------------- --------------
Change in plan assets:
 Fair value of plan assets at beginning of year.......................                   11,082         13,320
  Company contributions...............................................                      143              -
  Actual return on plan assets........................................                     (937)        (1,793)
  Benefits paid.......................................................                     (584)          (445)
                                                                                      ------------- --------------
  Fair value of plan assets at end of year............................                    9,704         11,082
                                                                                      ------------- --------------
  Funded status.......................................................                   (4,464)        (2,135)
  Unrecognized prior service cost.....................................                      768            882
  Unrecognized net loss...............................................                    3,026            884
  Additional minimum liability........................................                   (3,481)        (1,279)
                                                                                      ------------- --------------
  Accrued benefit cost................................................                 $ (4,151)      $ (1,648)
                                                                                      ============= ==============

     The actuarial assumptions used to compute the funded status of the plan include a discount rate of 7.25% and 7.50% for 2002 and 2001, respectively, and an expected long-term rate of return on assets of 9.0% in both years.

     In accordance with the provisions of SFAS 87, Employer's Accounting for Pensions, the Company recorded an additional minimum liability of $3.5 million at December 31, 2002, representing the excess of the unfunded accumulated benefit obligation over the accrued pension cost. The additional minimum liability has been offset by an intangible asset to the extent of previously unrecognized prior service cost, with the remainder of $2.3 million recorded as a component of accumulated other comprehensive loss.

     The Company also provides certain postretirement medical and life insurance benefits for a portion of its employees.

     The components of net periodic postretirement benefit expense for the years ended December 31, 2002, 2001 and 2000 are as follows:


(thousands of dollars)                                                       2002         2001          2000
                                                                         ------------- ------------  ------------
Service cost of benefits earned...................................          $   72       $   62         $  60
Interest cost on liability........................................             119          112           105
Net amortization and deferral.....................................              (7)         (15)          (14)
                                                                         ------------- ------------  ------------
           Net postretirement benefit cost........................          $  184       $  159         $ 151
                                                                         ============= ============  ============

     The status of the Company's unfunded postretirement benefit obligation at December 31, 2002 and 2001 was as follows:

(thousands of dollars)                                                                    2002          2001
                                                                                      -------------  ------------
Change in benefit obligation:
  Benefit obligation at beginning of year........................................       $ 1,775       $ 1,553
  Service cost...................................................................            72            62
  Interest cost..................................................................           119           112
  Actuarial (gain) loss..........................................................          (124)          109
  Benefits paid..................................................................           (76)          (61)
                                                                                      -------------  ------------
  Benefit obligation at end of year..............................................         1,766         1,775
  Unrecognized prior service cost................................................           (30)          (46)
  Unrecognized net gain..........................................................           242           339
                                                                                      -------------  ------------
  Accrued benefit cost...........................................................       $ 1,978       $ 2,068
                                                                                      =============  ============

     The assumed discount rate used to measure the benefit obligation was 6.75% and 7.00% as of December 31, 2002 and 2001, respectively. Increases in health care costs would not materially impact the benefit obligation or the annual service and interest costs recognized as benefits under the medical plan consist of a defined dollar monthly subsidy toward the retiree's purchase of medical insurance for the majority of employees covered.

     Through December 31, 2001, the Company had a deferred compensation plan that permitted eligible employees to defer a specified portion of their compensation. The deferred compensation earned rates of return as specified in the plan. Effective January 1, 2002, the deferred compensation plan was terminated. Participants had the option to elect to keep their existing balances in the plan. Those balances that remained in the plan in 2002, earned a rate of return equal to the average federal funds overnight repurchase rate. As of December 31, 2002 and 2001, the Company had accrued $0.7 million and $2.9 million, respectively, for its obligations under this plan. Interest expense on this obligation was $0.2 million and $0.3 million in 2001 and 2000, respectively. In 2002, the interest expense on this obligation was less than $0.1 million. The residual deferred compensation balance at December 31, 2002 was paid in its entirety to participants in January 2003.

     Prior to the termination of the deferred compensation plan, in order to effectively fund the deferred compensation obligation, the Company had purchased variable rate life insurance contracts. These insurance contracts were surrendered in June 2001 and therefore the obligation at December 31, 2002 was unfunded.

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

12.   STOCK PLANS

     The Company maintains the 1998 Long-Term Equity Incentive Plan, as amended and restated, that allows for grants of stock options, restricted stock, stock equivalent units, stock appreciation rights and other stock-related forms of incentive compensation. As of December 31, 2002, there were 32,513 shares available for grant under this long-term equity incentive plan.

     Effective September 24, 2001, the Company established the 2001 Stock Option Plan, as amended, primarily for the purpose of granting options for the purchase of common shares to the Company's executive officers and independent directors. During September 2001, 1,140,000 options were granted to participants under this new plan. These options vested to, and were exercisable by, participants on the earlier of 1) the date the Company's closing stock price equaled or exceeded $8.50 per share or 2) the seventh anniversary of the grant date. Because the options granted under this new plan were still subject to stockholder approval at the time of grant, the options resulted in a one-time charge of $2.4 million, which was recorded in the fourth quarter of 2001. The charge represents the difference between the exercise price of the options of $5.48 (the fair value at the date of grant) and the fair value of the Company's common stock at the time of stockholder approval on December 18, 2001, which was $7.60. This charge is included in Special Charges (Credits) and Reorganization Expenses on the Consolidated Statement of Operations. During 2002, the Company also granted stock options to independent directors under the 2001 Stock Option Plan, as amended. As of December 31, 2002, there were no shares available for grant under the 2001 Stock Option Plan, as amended.

     During 2002 and prior years, the Company also granted stock options to key employees and non-employee directors under the 1993 Stock Option Plan and the 1993 and 1996 Stock Option Plans for Non-employee Directors. These plans were discontinued in 2002. The remaining shares available for grant under these two stock option plans were subsequently canceled at the time the plans were discontinued.

     A summary of stock option activity for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                                           Weighted Avg.
                                                           Shares          Option Price          Price Range
                                                      ----------------- -------------------- --------------------
Outstanding as of December 31, 1999..................      552,220            $    9.41        $ 5.44-$13.97
New options granted..................................      161,500                 8.27           6.25-11.88
Exercised............................................      (41,780)                6.19            5.44-9.82
Canceled.............................................      (59,600)               11.77           9.82-13.97
                                                      ----------------- -------------------- --------------------
Outstanding as of December 31, 2000..................      612,340                 9.14           5.44-13.97
New options granted..................................    1,332,000                 5.53            5.48-7.55
Exercised............................................      (30,710)                5.44            5.44-5.44
Canceled.............................................      (67,686)                9.81           6.50-13.97
                                                      ----------------- -------------------- --------------------
Outstanding as of December 31, 2001..................    1,845,944                 6.57           5.48-13.97
New options granted..................................    1,174,500                18.76           9.38-27.15
Exercised............................................   (1,371,749)                6.38           5.48-17.27
Canceled.............................................      (34,700)               15.17           5.48-17.27
                                                      ----------------- -------------------- --------------------
Outstanding as of December 31, 2002..................    1,613,995            $   15.55        $ 5.48-$27.15
                                                      ================= ==================== ====================

Exercisable as of December 31, 2000...................     427,300            $    9.35        $ 5.45-$13.97
Exercisable as of December 31, 2001...................     485,086                 9.19           6.25-13.97
Exercisable as of December 31, 2002...................     328,873                 7.54           5.48-13.97

     Significant option groups outstanding at December 31, 2002 and related weighted average price and life information follows:


                                          Options outstanding                                 Options exercisable
                                          -------------------                                 -------------------
                       Number         Weighted average        Weighted average           Number         Weighted average
  Exercise Price     outstanding       Exercise price      remaining life (years)     exercisable        exercise price
------------------- --------------  --------------------- -------------------------- ---------------  ----------------------
$5.48-$7.55......         327,174                 $ 5.72             8.07                   218,049                  $ 5.73
9.38-10.75.......         109,473                  10.13             5.67                    72,474                   10.45
11.13-13.97......          92,848                  11.88             6.95                    38,350                   12.25
15.15-18.60......          94,000                  17.34             9.34                         -                       -
19.35............         957,500                  19.35             9.50                         -                       -
20.08-27.15......          33,000                  26.14             9.76                         -                       -
                    --------------                                                   ---------------
                        1,613,995                                                           328,873
                    ==============                                                   ===============

     The Company also grants restricted stock to key employees. During 2002, restricted shares of common stock in the aggregate amount of 143,500 were issued to certain officers and key employees of the Company under its 1998 Long-Term Equity Incentive Plan, as amended and restated. The restrictions on 140,000 of these shares shall lapse upon the Company's common stock achieving a set price, currently $35 per share, or on a change in control. The restrictions on the remaining 3,500 shares will lapse ratably over five years of employment with the Company. In addition, the Company granted 1,000 and 6,500 restricted shares in 2001 and 2000, respectively.

     During 2002, shares of common stock in the aggregate amount of 30,006 were issued to certain employees of the Company under its 1998 Performance Share Plan. In connection with these stock issuances, the Company recorded a non-cash compensation expense charge of approximately $0.6 million.

     The Company also maintains an employee stock purchase plan whereby the Company matches 20% of each participating employee's monthly payroll deduction, up to $500. The Company thereby contributed $0.1 million to the plan in each of 2002, 2001 and 2000.

13.  LEASE COMMITMENTS

     The Company has commitments under operating leases, certain of which extend through 2007. These commitments total $5.6 million in 2003, $4.8 million in 2004, $3.6 million in 2005, $2.0 million in 2006, and $0.1 million in 2007.
Total lease expense was $5.1 million, $4.8 million and $4.1 million in 2002, 2001 and 2000, respectively.

14.   CONTINGENCIES

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

15.   EXECUTIVE LOAN PROGRAM

     On January 24, 2002, Martin E. Franklin, Chairman and Chief Executive Officer, and Ian G.H. Ashken, Vice Chairman, Chief Financial Officer and Secretary exercised 600,000 and 300,000 non-qualified stock options, respectively, which had been granted under the Company's 2001 Stock Option Plan. The Company issued these shares out of its treasury stock account. The exercises were accomplished via loans from the Company under its Executive Loan Program. The principal amounts of the loans are $3.3 million and $1.6 million, respectively, and bear interest at 4.125% per annum. The loans are due on January 23, 2007 and are classified within the Stockholders' Equity section of the Consolidated Balance Sheet. The loans may be repaid in cash, shares of the Company's common stock, or a combination thereof.

16.  DERIVATIVE FINANCIAL INSTRUMENTS

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

     In conjunction with the Notes (see Notes 3 and 9), on April 24, 2002, the Company entered into a $75 million interest rate swap ("Initial Swap") to receive a fixed rate of interest and pay a variable rate of interest based upon LIBOR. The Initial Swap had a maturity date that was the same as the Notes. Interest was payable semi-annually in arrears on May 1 and November 1, commencing on November 1, 2002. The Company established an initial effective rate of interest on this swap of 6.05%, which was due to be paid on November 1, 2002. This contract was considered to be an effective hedge against changes in the fair value of the Company's fixed-rate debt obligation for both tax and accounting purposes.

     Effective September 12, 2002, the Company entered into an agreement, whereby it unwound the Initial Swap and contemporaneously entered into a new $75 million interest rate swap ("Replacement Swap"). The Replacement Swap has the same terms as the Initial Swap, except that the Company will pay a variable rate of interest based upon 6 month LIBOR in arrears. The spread on this contract is 470 basis points. Based upon this contract, the Company paid an effective interest rate of 6.32% on November 1, 2002. In return for unwinding the Initial Swap, the Company received $5.4 million in cash proceeds, of which $1 million related to accrued interest that was owed to the Company. The remaining $4.4 million of proceeds will be amortized over the remaining life of the Notes as a credit to Interest Expense and is included in the Company's Consolidated Balance Sheet as an increase to the value of the Long-term Debt. Such amortization offsets the increased effective rate of interest that the Company pays on the Replacement Swap. The Company has continued to accrue interest on the Replacement Swap at a 6.32% effective rate for the remainder of 2002.

     The Replacement Swap is also considered to be an effective hedge against changes in the fair value of the Company's fixed-rate debt obligation for both tax and accounting purposes. Accordingly, the interest rate swap contract will be reflected at fair value in the Company's Consolidated Balance Sheet and the related portion of fixed-rate debt being hedged will be reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. The fair market value of the interest rate swap as of December 31, 2002 was approximately $2.4 million and is included as an asset within Other Assets in the Consolidated Balance Sheet, with a corresponding offset to Long-term Debt. In addition, changes during any accounting period in the fair value of this interest rate swap, as well as offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt being hedged, will be recognized as adjustments to Interest Expense in the Company's Consolidated Statements of Operations. The net effect of this accounting on the Company's operating results is that interest expense on the portion of fixed-rate debt being hedged is generally recorded based on variable interest rates. The Company is exposed to credit loss, in the event of non-performance by the other party to the Replacement Swap, a large financial institution, however, the Company does not anticipate non-performance by the other party.

      Under its Old Credit Agreement (see Note 9), the Company used interest rate swaps to manage a portion of its exposure to short-term interest rate variations with respect to the London Interbank Offered Rate ("LIBOR") on its term debt obligations. The Company designated the interest rate swaps as cash flow hedges. Gains and losses related to the effective portion of the interest rate swaps were reported as a component of other comprehensive income and reclassified into earnings in the same period the hedged transaction affected earnings. Because the terms of the swaps exactly matched the terms of the underlying debt, the swaps were perfectly effective. The interest rate swap agreements expired in March 2002.

17.  RELATED PARTY TRANSACTIONS

     On May 7, 2001, the Company entered into a letter of intent (the "Letter") with Marlin Partners II, LP ("Marlin"), Catterton Partners, L.P. and Alpha Private Equity Group (collectively, the "Other Investors") for the acquisition by Marlin and the Other Investors of all of the issued and outstanding common stock of the Company. At the time, Marlin was a related party due to its ownership of approximately 10 percent of the issued and outstanding common stock of the Company. Mr. Martin Franklin, the Company's current Chairman and Chief Executive Officer, and Mr. Ian Ashken, the Company's Vice Chairman and Chief Financial Officer, respectively, were the managing partners of Marlin. The Company and Marlin terminated the letter of intent, except for certain expense reimbursement provisions, in which Marlin was reimbursed approximately $480,000 of expenses related to the contemplated transaction. On June 24, 2001, Messrs. Franklin and Ashken became Directors of the Company and on September 24, 2001, Messrs. Franklin and Ashken became executive officers of the Company.

      On November 6, 2002, one of the Company's wholly owned subsidiaries entered into an arms length agreement with NewRoads, Inc. ("NewRoads"), a third party provider of pick, pack and ship services, order fulfillment, warehousing, and other services to the retail industry. Pursuant to the agreement, NewRoads agreed to provide such services to the Company's home vacuum packaging segment. The agreement expires in three years unless earlier terminated pursuant to the terms of the agreement and the Company's subsidiary has the right to renew the agreement for additional terms of one year. Mr. Franklin's brother-in-law is the executive chairman of the board of NewRoads. Mr. Franklin has an indirect ownership interest of less than 1/2% in NewRoads.

18.  EARNINGS PER SHARE

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

     A computation of earnings per share is as follows for the years ended December 31:

(thousands, except per share amounts)                                          2002           2001         2000
                                                                          --------------- ------------- -------------
Net income (loss)..................................................           $ 36,309      $(85,429)     $  4,922
                                                                          =============== ============= =============

Weighted average shares outstanding................................             13,940        12,726        12,676
Additional shares assuming conversion of stock options and
     restricted stock..............................................                452             -            90
                                                                          --------------- ------------- -------------
Weighted average shares outstanding assuming conversion............             14,392        12,726        12,766
                                                                          =============== ===========================

Basic earnings (loss) per share....................................            $  2.60       $ (6.71)      $  0.39
Diluted earnings (loss) per share..................................            $  2.52       $ (6.71)      $  0.39


19.  SUBSEQUENT EVENT (UNAUDITED)

      On February 7, 2003, the Company completed its acquisition of the business of Diamond Brands, a manufacturer and distributor of kitchen matches, toothpicks and retail plastic cutlery under the Diamond(R) and Forster(R) trademarks, pursuant to an asset purchase agreement. The purchase price of this transaction was approximately $86 million in cash, net of cash on hand at Diamond Brands, paid at closing and a deferred payment in the amount of $6 million payable in cash or our common stock, at the Company's election, on or before August 7, 2003. In connection with this acquisition, the Company amended its New Credit Agreement, increasing its term loan facility by $10 million and its revolving loan facility by $20 million. The Company used cash on hand and draw downs under its debt facilities to finance the transaction. As of December 31, 2002, approximately $1.5 million for an escrow deposit and expenses related to the Diamond Brands acquisition were capitalized and included in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheet. The Diamond Brands plastic manufacturing business will be included in the plastic consumables segment in 2003 and Diamond Brands' wood manufacturing business and branded product sales will be included in the branded consumables segment in 2003.

20.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Summarized quarterly results of operations for 2002, 2001 and 2000 were as follows:



(thousands of dollars, except per share           FIRST         SECOND          THIRD         FOURTH
amounts)                                         QUARTER        QUARTER        QUARTER        QUARTER        TOTAL
                                               ------------- -------------- --------------- ------------- -------------
2002
----
Net sales.................................       $47,565      $ 105,113        $110,398     $ 105,123     $ 368,199
Gross profit (10).........................        12,706         42,452          48,684        47,728       151,570
Net income (1)............................         7,192          8,087          11,732         9,298        36,309
Basic earnings per share (9)..............          0.54           0.58            0.83          0.66          2.60
Diluted earnings per share (9)............          0.53           0.56            0.80          0.63          2.52

2001
----
Net sales.................................       $69,027       $ 90,598        $ 90,477      $ 54,876     $ 304,978
Gross profit (10).........................        15,169         24,880          22,592         9,703        72,344
Net income (loss) (2), (3), (4), (5)......          (238)         5,111         (83,032)       (7,270)      (85,429)
Basic earnings (loss) per share (9).......         (0.02)          0.40           (6.52)        (0.57)        (6.71)
Diluted earnings (loss) per share (9).....         (0.02)          0.40           (6.52)        (0.57)        (6.71)

2000
----
Net sales.................................      $ 84,455      $ 114,998        $ 97,096      $ 60,807     $ 357,356
Gross profit (10).........................        19,160         31,226          23,443         9,279        83,108
Net income (loss) (6), (7), (8)...........           444          6,210           1,641        (3,373)        4,922
Basic earnings (loss) per share (9).......          0.03           0.49            0.13         (0.27)         0.39
Diluted earnings (loss) per share (9).....          0.03           0.49            0.13         (0.27)         0.39

(1) First quarter of 2002, includes a tax benefit of $5.4 million arising from the release of a valuation reserve. The second and fourth quarters of 2002, each include $0.5 million of tax expense resulting from reversals of a portion of the release of the valuation allowance recorded in the first quarter.
(2) First quarter of 2001, includes $1.3 million of income (net of tax) related to the discharge of deferred compensation obligations.
(3) Second quarter of 2001, includes $1.5 million of income (net of tax) related to the discharge of deferred compensation obligations, a $0.7 million gain (net of tax) related to an insurance recovery associated with a property casualty and $0.9 million of costs (net of tax) associated with the Company's evaluation of its strategic options.
(4) Third quarter of 2001, includes an $81.2 million loss (net of tax) related to the sale of the thermoforming assets, $1.8 million of separation costs (net of tax) related to the management reorganization and $0.9 million of costs (net of tax) associated with the exit of facilities.
(5) Fourth quarter of 2001, includes $1.5 million of costs (net of tax) associated with corporate restructuring, a $1.6 million charge (net of tax) for stock option compensation, $1.0 million of costs (net of tax) associated with the write-off of debt issuance and amendment costs, an additional $0.9 million loss (net of tax) related to the sale of thermoforming assets and a $0.9 million loss (net of tax) related to the sale of the Company's interest in Microlin, LLC.
(6) Second quarter of 2000, includes $1.1 million of income (net of tax) associated with the reduction in long-term performance-based compensation.
(7) Third quarter of 2000, includes $1.5 million of costs (net of tax) related to litigation.
(8) Fourth quarter of 2000, includes $0.6 million of income (net of tax) related to litigation.
(9) Earnings per share calculations for each quarter are based on the weighted average number of shares outstanding for each period, and the sum of the quarterly amounts may not necessarily equal the annual earnings per share amounts. All earnings per share amounts have been adjusted to give effect to a 2-for-1 stock split of our outstanding shares of common stock that was effected during the second quarter of 2002.
(10) Certain reclassifications have been made in the Company's previously reported gross profit amounts to conform to the presentation in the fourth quarter of 2002. These reclassifications have no impact on previously reported net income.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

     Other information required by Item 10, including information regarding directors, appearing under the captions "Election of Directors" and "Other Matters" of the Company's proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference. The proxy statement is expected to be filed with the Commission on or about March 28, 2003.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 appearing under the caption "Executive Compensation" of the Company's proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference. The proxy statement is expected to be filed with the Commission on or about March 28, 2003.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 appearing under the captions "Executive Compensation" and "Security Ownership of Certain Beneficial Owners and Management" of the Company's proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference. The proxy statement is expected to be filed with the Commission on or about March 28, 2003.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 appearing under the caption "Certain Relationships and Related Transactions" of the Company's proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference. The proxy statement is expected to be filed with the Commission on or about March 28, 2003.


PART IV

ITEM 14.   CONTROLS AND PROCEDURES

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         (1) Financial Statements:

                                                                                             Location
                                                                                              In 10-K
                                                                                        --------------------
         Report of independent auditors                                                       Item 8

         Consolidated statements of operations - Years ended December 31, 2002,
         2001 and 2000                                                                        Item 8

         Consolidated balance sheets - December 31, 2002 and 2001                             Item 8

         Consolidated statements of cash flows - Years ended December 31, 2002
         2001 and 2000                                                                        Item 8

         Consolidated statements of changes in stockholders' equity - Years ended
         December 31, 2002, 2001 and 2000                                                     Item 8

         Consolidated statements of comprehensive income - Years ended  December
         31, 2002, 2001 and 2000                                                              Item 8

         Notes to consolidated financial statements                                           Item 8


     (2) Financial Statement Schedule:

              See Schedule II of this Form 10-K.


     (3) Exhibits:

         Copies of exhibits incorporated by reference can be obtained from the Commission and are located in Commission File No. 0-12052.

   Exhibit
   Number    Description of Exhibit
------------------------------------------------------------------------------------
    2.1      Asset Purchase Agreement by and between Alltrista Plastics
             Corporation, TriEnda Corporation, Quoin Corporation, the Company
             and Wilbert, Inc., dated October 15, 2001 (filed as Exhibit 10.7 to the Company's Report on Form 10-Q, filed with the Commission on
             November 14, 2001 and incorporated herein by reference).

    2.2      Amendment to Asset Purchase Agreement by and between Alltrista
             Plastics Corporation, TriEnda Corporation, Quoin Corporation, the
             Company and Wilbert, Inc., dated November 29, 2001 (filed as
             Exhibit 10-2 to the Company's Report on Form 8-K, filed with the Commission on December 14, 2001 and incorporated herein by reference).

    2.3      Agreement and Plan of Merger between the Company and Alltrista
             Reincorporation MergerSub, Inc. (filed as Exhibit A to the
             Company's Definitive Proxy Statement, filed with the Commission on
             November 26, 2001 and incorporated herein by reference).

    2.4 Asset Purchase Agreement, dated as of March 27, 2002, among the Company, Tilia International, Inc., Tilia, Inc., Tilia Canada,
             Inc., and Andrew Schilling (filed as Exhibit 10.6 to the Company's
             Current Report on Form 8-K, filed with the Commission on May 9,
             2002 and incorporated herein by reference).


    2.5      Amendment No. 1 to the Asset Purchase Agreement, dated as of April
             24, 2002, among the Company, Tilia International, Inc., Tilia,
             Inc., Tilia Canada, Inc., and Andrew Schilling (filed as Exhibit
             10.7 to the Company's Current Report on Form 8-K, filed with the Commission on May 9, 2002 and incorporated herein by reference).

    2.6 Asset Purchase Agreement, dated as of November 27, 2002, by and among the Company, Diamond Brands, Incorporated, Diamond Brands
             Operating Corp., Forster, Inc. and Diamond Brands Kansas, Inc.
             (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on February 14, 2003 and incorporated herein by reference).

    2.7      Section entitled "Technical Modification to Joint Plan of
             Reorganization" from the Findings of Fact, Conclusions of Law and Order Confirming Joint Plan of Reorganization of Diamond Brands
             Operating Corp. and its Debtor Affiliates Proposed by the Debtors and the Company by the Honorable Randall J. Newsome on January 29,
             2003, in connection with case No. 01-1825 (RJN), a Chapter 11 case captioned "In re: Diamond Brands Operating Corp., et al., Debtors" filed in the United States Bankruptcy Court for the District of Delaware (filed as Exhibit 99.1 to the Company's Current Report on
             Form 8-K, filed with the Commission on February 14, 2003 and incorporated herein by reference).

    3.1      Restated Certificate of Incorporation of the Company (filed as
             Exhibit 3.1 to the Company's Annual Report on Form 10-K, filed with the Commission on March 27, 2002 and incorporated herein by reference).

    3.2 Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company's Current
             Report on Form 8-K, filed with the Commission on June 4, 2002 and incorporated herein by reference).

    3.3      Bylaws of the Company (filed as Exhibit C to the Company's
             Definitive Proxy Statement, filed with the Commission on November
             26, 2001 and incorporated herein by reference).

    4.1      Form of Rights Agreement (filed as Exhibit 4.1 to the Company's
             Quarterly Report on Form 10-Q, filed with the Commission on May 12,
             1999 and incorporated herein by reference).

    4.2 Amendment to Rights Agreement, dated as of July 19, 2001, between the Company and EquiServe Trust Company, N.A. as successor in interest to The First Chicago Trust Company of New York as Rights
             Agent (filed as Exhibit 4.1 to the Company's Form 8-K, filed with the Commission on August 21, 2001 and incorporated herein by reference).

    4.3 Amendment to Rights Agreement, dated as of December 14, 2001, between the Company and EquiServe Trust Company, N.A. as successor in interest to the First Chicago Trust Company of New York as Rights Agent (filed as Exhibit 1 to the Company's Form 8-A/A, filed with the Commission on January 9, 2002 and incorporated herein by reference).

    4.4 Amendment to Rights Agreement, dated as of March 4, 2002, between the Company and National City Bank as successor in interest to EquiServe Trust Company, N.A. and the First Chicago Trust Company of New York as Rights Agent (filed as Exhibit 4.4 to the Company's
             Form 8-A/A, filed with the Commission on May 1, 2002 and incorporated herein by reference).

    4.5      Indenture, dated as of April 24, 2002, among the Company, Alltrista
             Newco Corporation, Alltrista Plastics Corporation, Alltrista
             Unimark, Inc., Alltrista Zinc Products, L.P., Caspers Tin Plate
             Company, Hearthmark, Inc., Lafayette Steel & Aluminum Corporation,
             LumenX Corporation, Penn Video, Inc., Quoin Corporation, Tilia,
             Inc., Tilia Direct, Inc., Tilia International, Inc., TriEnda
             Corporation, Unimark Plastics, Inc., and The Bank of New York, as trustee, and form of note attached as Exhibit A thereto (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the Commission on May 9, 2002 and incorporated herein by reference).


    4.6 Registration Rights Agreement, dated as of April 24, 2002, among the Company, Alltrista Newco Corporation, Alltrista Plastics
             Corporation, Alltrista Unimark, Inc., Alltrista Zinc Products,
             L.P., Caspers Tin Plate Company, Hearthmark, Inc., Lafayette Steel
             & Aluminum Corporation, LumenX Corporation, Penn Video, Inc., Quoin
             Corporation, Tilia, Inc., Tilia Direct, Inc., Tilia International,
             Inc., TriEnda Corporation, Unimark Plastics, Inc., and Banc of
             America Securities LLC, CIBC World Markets Corp., and NatCity
             Investments, Inc., as representatives of the several initial purchasers (filed as Exhibit 10.13 to the Company's Current Report on Form 8-K, filed with the Commission on May 9, 2002 and incorporated herein by reference).

  +10.1      Form of Change of Control Agreement (filed as Exhibit 10.6 to the
             Company's Annual Report on Form 10-K, filed with the Commission on
             March 29, 1999 and incorporated herein by reference).

  +10.2      Form of Amendment to Change of Control Agreement, effective June
             21, 2001 (filed as Exhibit 10.16 to the Company's Report on Form
             10-Q, filed with the Commission on August 10, 2001 and incorporated herein by reference).

   10.3      List of the Company's officers party to Exhibit 10.1 and Exhibit
             10.2 (filed as Exhibit 10.7 to the Company's Annual Report on Form
             10-K/A, filed with the Commission on October 17, 2002 and incorporated herein by reference).

   10.4      Form of Distribution Agreement between Ball Corporation and the
             Company (filed as Exhibit 10.7 to the Company's Registration
             Statement on Form 10/A, filed with the Commission on March 17, 1993 and incorporated herein by reference).

   10.5      Form of Tax Sharing and Indemnification Agreement between Ball
             Corporation and the Company (filed as Exhibit 10.10 to the Company's Registration Statement on Form 10/A, filed with the
             Commission on March 17, 1993 and incorporated herein by reference).

  +10.6      Form of Indemnification Agreement (filed as Exhibit 10.13 to the
             Company's Registration Statement on Form 10/A, filed with the
             Commission on March 17, 1993 and incorporated herein by reference).

   10.7      List of Directors and Executive Officers party to Exhibit 10.6
             (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K, filed with the Commission on March 31, 1996 and incorporated herein by reference).

  +10.8 Alltrista Corporation 1998 Long-Term Equity Incentive Plan, as amended and restated (filed as Exhibit 10.13 to the Company's
             Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002 and incorporated herein by reference).

  +10.9 Alltrista Corporation 2001 Stock Option Plan (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2001 and incorporated herein by reference).

  +10.10     Amendment No. 1 to the Alltrista Corporation 2001 Stock Option Plan
             (filed as Exhibit 10.15 to the Company's Quarterly Report on Form
             10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002 and incorporated herein by reference).

  +10.11 Employment Agreement between the Company and Martin E. Franklin, effective January 1, 2002 (filed as Exhibit 10.34 to the Company's
             Annual Report on Form 10-K/A, filed with the Commission on October
             17, 2002 and incorporated herein by reference).

  +10.12 Amendment No. 1 to Employment Agreement, dated April 24, 2002, between the Company and Martin E. Franklin (filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002 and incorporated herein by reference).



  +10.13 Employment Agreement between the Company and Ian G.H. Ashken, effective January 1, 2002 (filed as Exhibit 10.35 to the Company's
             Annual Report on Form 10-K/A, filed with the Commission on October
             17, 2002 and incorporated herein by reference).

  +10.14 Amendment No. 1 to Employment Agreement, dated April 24, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q/A for the period ended
             June 30, 2002, filed with the Commission on October 17, 2002 and incorporated herein by reference).

  +10.15 Employment Agreement between the Company and J. David Tolbert, effective January 1, 2002 (filed as Exhibit 10.36 to the Company's
             Annual Report on Form 10-K/A, filed with the Commission on October
             17, 2002 and incorporated herein by reference).

  +10.16 Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Martin E. Franklin (filed as Exhibit 10.18 to the
             Company's Quarterly Report on Form 10-Q/A for the period ended June
             30, 2002, filed with the Commission on October 17, 2002 and incorporated herein by reference).

  +10.17     Amendment No. 1 to Restricted Stock Award Agreement, dated February
             7, 2002, between the Company and Martin E. Franklin (filed as
             Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002 and incorporated herein by reference).

  +10.18     Amendment No. 2 to Restricted Stock Award Agreement, dated April
             15, 2002, between the Company and Martin E. Franklin (filed as
             Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002 and incorporated herein by reference).

  +10.19     Amendment No. 3 to Restricted Stock Award Agreement dated July 25,
             2002 between the Company and Martin E. Franklin (filed as Exhibit
             10.21 to the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October
             17, 2002 and incorporated herein by reference).

  +10.20 Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit 10.22 to the
             Company's Quarterly Report on Form 10-Q/A for the period ended June
             30, 2002, filed with the Commission on October 17, 2002 and incorporated herein by reference).

  +10.21     Amendment No. 1 to Restricted Stock Award Agreement, dated February
             7, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit
             10.23 to the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October
             17, 2002 and incorporated herein by reference).

  +10.22     Amendment No. 2 to Restricted Stock Award Agreement, dated April
             15, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit
             10.24 to the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October
             17, 2002 and incorporated herein by reference).

  +10.23     Amendment No. 3 to Restricted Stock Award Agreement dated July 25,
             2002 between the Company and Ian G.H. Ashken (filed as Exhibit
             10.25 to the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October
             17, 2002 and incorporated herein by reference).

  +10.24 Promissory Note, dated January 24, 2002, by Martin E. Franklin in favor of the Company (filed as Exhibit 10.37 to the Company's
             Annual Report on Form 10-K/A, filed with the Commission on October
             17, 2002 and incorporated herein by reference).

  +10.25 Promissory Note, dated January 24, 2002, by Ian G.H. Ashken in favor of the Company (filed as Exhibit 10.38 to the Company's
             Annual Report on Form 10-K/A, filed with the Commission on October
             17, 2002 and incorporated herein by reference).


  +10.26     Alltrista Corporation 2002 Executive Loan Program (filed as Exhibit
             10.39 to the Company's Annual Report on Form 10-K/A, filed with the Commission on October 17, 2002 and incorporated herein by reference).

   10.27     Purchase Agreement, dated as of April 10, 2002, the Company,
             Alltrista Newco Corporation, Alltrista Plastics Corporation,
             Alltrista Unimark, Inc., Alltrista Zinc Products, L.P., Caspers Tin
             Plate Company, Hearthmark, Inc., Lafayette Steel & Aluminum
             Corporation, LumenX Corporation, Penn Video, Inc., Quoin
             Corporation, Tilia, Inc., Tilia Direct, Inc., Tilia International,
             Inc., TriEnda Corporation, Unimark Plastics, Inc., and Banc of
             America Securities LLC, CIBC World Markets Corp., and NatCity
             Investments, Inc., as representatives of the several initial purchasers (filed as Exhibit 10.12 to the Company's Current Report on Form 8-K, filed with the Commission on May 9, 2002 and incorporated herein by reference).

   10.28     Credit Agreement, dated as of April 24, 2002, among the Company,
             Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Canadian Imperial Bank of Commerce, as Syndication
             Agent, National City Bank of Indiana, as Documentation Agent, and the other Lenders party thereto, including The Bank of New York, Fleet National Bank, Harris Trust and Savings Bank, U.S. Bank
             National Association, Allfirst Bank, Transamerica Business Capital
             Corporation, and Union Federal Bank of Indianapolis (filed as
             Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on May 9, 2002 and incorporated herein by reference).

   10.29 Consent, Waiver and Amendment No. 1 to Credit Agreement, dated as of September 18, 2002, among the Company, the Guarantors, Bank of
             America, N.A., as Administrative Agent and Lender, and the other lenders party thereto (filed as Exhibit 10.7 to the Company's
             Current Report on Form 8-K, filed with the Commission on February
             14, 2003 and incorporated herein by reference).

   10.30     Amendment No. 2 to Credit Agreement and Amendment No. 1 to Security
             Agreement, dated as of September 27, 2002, among the Company, the Guarantors, Bank of America, N.A., as Administrative Agent and
             Lender, and the other lenders party thereto (filed as Exhibit 10.8 to the Company's Current Report on Form 8-K, filed with the Commission on February 14, 2003 and incorporated herein by reference).

   10.31     Amendment No. 3 to Credit Agreement and Waiver, dated as of January
             31, 2003, among the Company, the Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the other lenders party thereto (filed as Exhibit 10.9 to the Company's Current Report on
             Form 8-K, filed with the Commission on February 14, 2003 and incorporated herein by reference).

   10.32     Guaranty Agreement, dated as of April 24, 2002, by Alltrista Newco
             Corporation, Alltrista Plastics Corporation, Alltrista Unimark,
             Inc., Alltrista Zinc Products, L.P., Caspers Tin Plate Company,
             Hearthmark, Inc., Lafayette Steel & Aluminum Corporation, LumenX
             Corporation, Penn Video, Inc., Quoin Corporation, Tilia, Inc.,
             Tilia Direct, Inc., Tilia International, Inc., TriEnda Corporation, and Unimark Plastics, Inc. to Bank of America, NA., as administrative agent (filed as Exhibit 10.2 to the Company's
             Current Report on Form 8-K, filed with the Commission on May 9,
             2002 and incorporated herein by reference).

   10.33     Security Agreement, dated as of April 24, 2002, among the Company,
             Alltrista Newco Corporation, Alltrista Plastics Corporation,
             Alltrista Unimark, Inc., Alltrista Zinc Products, L.P., Caspers Tin
             Plate Company, Hearthmark, Inc., Lafayette Steel & Aluminum
             Corporation, LumenX Corporation, Penn Video, Inc., Quoin
             Corporation, Tilia, Inc., Tilia Direct, Inc., Tilia International,
             Inc., TriEnda Corporation, Unimark Plastics, Inc., and Bank of
             America, N.A., as administrative agent (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the Commission on May 9, 2002 and incorporated herein by reference).



   10.34     Intellectual Property Security Agreement, dated as of April 24,
             2002, among the Company, Alltrista Newco Corporation, Alltrista
             Plastics Corporation, Alltrista Unimark, Inc., Alltrista Zinc
             Products, L.P., Caspers Tin Plate Company, Hearthmark, Inc.,
             Lafayette Steel & Aluminum Corporation, LumenX Corporation, Penn
             Video, Inc., Quoin Corporation, Tilia, Inc., Tilia Direct, Inc.,
             Tilia International, Inc., TriEnda Corporation, Unimark Plastics,
             Inc., and Bank of America, N.A., as administrative agent (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the Commission on May 9, 2002 and incorporated herein by reference).

   10.35     Securities Pledge Agreement, dated as of April 24, 2002, among the
             Company, Quoin Corporation, Alltrista Newco Corporation, Caspers
             Tin Plate Company, and Bank of America, NA., as administrative agent (filed as Exhibit 10.5 to the Company's Current Report on
             Form 8-K, filed with the Commission on May 9, 2002 and incorporated herein by reference).

   10.36     Unsecured Subordinated Note, dated as of April 24, 2002, by the
             Company in favor of Tilia International, Inc. in the principal amount of $5,000,000 (filed as Exhibit 10.8 to Jarden's Current
             Report on Form 8-K, filed with the Commission on May 9, 2002 and incorporated herein by reference).

   10.37     Unsecured Subordinated Note, dated as of April 24, 2002, by the
             Company in favor of Tilia International, Inc. in the principal amount of $10,000,000 (filed as Exhibit 10.9 to Jarden's Current
             Report on Form 8-K, filed with the Commission on May 9, 2002 and incorporated herein by reference).

   10.38     Escrow Agreement, dated as of April 24, 2002, among the Company,
             Tilia International, Inc., Tilia, Inc., Tilia Canada, Inc., Andrew
             Schilling, and J. P. Morgan Trust Company, National Association, as escrow agent (filed as Exhibit 10.10 to Jarden's Current Report on
             Form 8-K, filed with the Commission on May 9, 2002 and incorporated herein by reference).

   10.39     Long Term Escrow Agreement, dated as of April 24, 2002, among the
             Company, Tilia International, Inc., Andrew Schilling, and J. P.
             Morgan Trust Company, National Association, as escrow agent (filed as Exhibit 10.11 to Jarden's Current Report on Form 8-K, filed with the Commission on May 9, 2002 and incorporated herein by reference).

  *10.40     Form of the new 9 3/4% Senior Subordinated Notes Due 2012 (the "New
             Note").

 *+10.41     Employment Agreement, dated as of September 24, 2002, between
             Tilia, Inc. and Michael Whitcomb.

  *21.1      Subsidiaries of the Company.

  *23.1      Consent of Independent Auditors.

  *99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------------------
*     Filed herewith
+     This Exhibit represents a management contract or a compensatory plan.

(b)   Reports on Form 8-K

         In a Form 8-K filed on October 24, 2002, the Company filed a press release announcing that it would release third quarter earnings on Monday, October 28, 2002 and inviting investors to listen to a broadcast of the Company's conference call to discuss the results.

         In a Form 8-K filed on October 29, 2002, the Company filed a press release announcing its third quarter earnings.

         In a Form 8-K filed on November 1, 2002, the Company filed a press release announcing that Martin E. Franklin, our Chairman and Chief Executive Officer, and Ian G.H. Ashken, our Vice Chairman and Chief Financial Officer, adopted stock trading plans in accordance with guidelines specified by the Commission's Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

         In a Form 8-K filed on January 7, 2003, the Company filed a press release announcing that the Company planned to release its fourth quarter and full year earnings on February 10, 2003 and that it filed a shelf registration statement with the Commission on January 7, 2003, that would allow the Company to sell over time up to $150 million of common stock, preferred stock, warrants, debt securities, or any combination of these securities in one or more separate offerings in amounts, at prices and on terms to be determined at the time of the sale.

         In a Form 8-K filed on February 14, 2003, the Company disclosed that it acquired substantially all of the business assets and assumed certain liabilities of Diamond Brands, Incorporated, and its subsidiaries on February 7, 2003 and closed on an amendment to the Company's senior credit facility on February 11, 2003. The report also filed several documents relating to the foregoing. For more information, see Item 1 under the caption "Recent Developments" and Item 8, Note 19 (Subsequent Event).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                JARDEN CORPORATION
                                (Registrant)

                                 By:  /s/ Martin E. Franklin
                                      -----------------------------------------
                                      Martin E. Franklin
                                      Chairman and Chief Executive Officer
                                      February 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

(1)       Principal Executive Officer:

          /s/ Martin E. Franklin                                     Chairman and Chief Executive Officer
          ---------------------------------------------------        February 28, 2003
          Martin E. Franklin

(2)       Principal Financial Officer and Principal
          Accounting Officer:

                                                                     Vice Chairman, Chief Financial Officer and
          /s/ Ian G.H. Ashken                                            Company Secretary
          ---------------------------------------------------        February 28, 2003
          Ian G.H. Ashken

(3)       Board of Directors:

          /s/ Martin E. Franklin                                     Chairman, President and Chief Executive Officer
          ---------------------------------------------------        February 28, 2003
          Martin E. Franklin

                                                                     Vice Chairman, Chief Financial Officer and
          /s/ Ian G.H. Ashken                                            Company Secretary
          ---------------------------------------------------        February 28, 2003
          Ian G.H. Ashken

          /s/ Rene-Pierre Azria                                      Director
          ---------------------------------------------------        February 28, 2003
          Rene-Pierre Azria

          /s/ Douglas W. Huemme                                      Director
          ---------------------------------------------------        February 28, 2003
          Douglas W. Huemme

          /s/ Richard L. Molen                                       Director
          ---------------------------------------------------        February 28, 2003
          Richard L. Molen

          /s/ Lynda Watkins Popwell                                  Director
          ---------------------------------------------------        February 28, 2003
          Lynda Watkins Popwell

          /s/ Irwin D. Simon                                         Director
          ---------------------------------------------------        February 28, 2003
          Irwin D. Simon

          /s/ Robert L. Wood                                         Director
          ---------------------------------------------------        February 28, 2003
          Robert L. Wood

                                  CERTIFICATION

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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

                   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 28, 2003

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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

                   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

                                                         /s/ Ian G.H. Ashken
                                                         -------------------

                                                         Ian G.H. Ashken
                                                         Chief Financial Officer

                                                                SCHEDULE II

                               JARDEN CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (THOUSANDS OF DOLLARS)



                           Balance at        Charges to
                          beginning of        costs and        Deductions                          Balance at end
                             period            expense        from reserves        Other (1)          of period
                          --------------    --------------    --------------     --------------    ----------------
Reserves against
accounts receivable:
2002...................     $  (778)         $(18,274)          $12,957           $      -            $ (6,095)
2001...................      (1,517)           (1,589)            1,933                395                (778)
2000...................      (1,735)             (746)              964                  -              (1,517)

Reserves against
deferred taxes:
2002...................    $ (5,395)         $ (1,000)          $ 5,395             $    -             $(1,000)
2001...................           -            (5,395)                -                  -              (5,395)
2000...................           -                 -                 -                  -                   -

(1) Principally consisting of divestitures.

                               JARDEN CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2002


  Copies of exhibits incorporated by reference can be obtained from the Commission and are located in Commission File No. 0-12052.

   Exhibit
   Number    Description of Exhibit
--------------------------------------------------------------------------------
    2.1      Asset Purchase Agreement by and between Alltrista Plastics
             Corporation, TriEnda Corporation, Quoin Corporation, the Company
             and Wilbert, Inc., dated October 15, 2001 (filed as Exhibit 10.7 to the Company's Report on Form 10-Q, filed with the Commission on
             November 14, 2001 and incorporated herein by reference).

    2.2      Amendment to Asset Purchase Agreement by and between Alltrista
             Plastics Corporation, TriEnda Corporation, Quoin Corporation, the
             Company and Wilbert, Inc., dated November 29, 2001 (filed as
             Exhibit 10-2 to the Company's Report on Form 8-K, filed with the Commission on December 14, 2001 and incorporated herein by reference).

    2.3      Agreement and Plan of Merger between the Company and Alltrista
             Reincorporation MergerSub, Inc. (filed as Exhibit A to the
             Company's Definitive Proxy Statement, filed with the Commission on
             November 26, 2001 and incorporated herein by reference).

    2.4 Asset Purchase Agreement, dated as of March 27, 2002, among the Company, Tilia International, Inc., Tilia, Inc., Tilia Canada,
             Inc., and Andrew Schilling (filed as Exhibit 10.6 to the Company's
             Current Report on Form 8-K, filed with the Commission on May 9,
             2002 and incorporated herein by reference).

    2.5      Amendment No. 1 to the Asset Purchase Agreement, dated as of April
             24, 2002, among the Company, Tilia International, Inc., Tilia,
             Inc., Tilia Canada, Inc., and Andrew Schilling (filed as Exhibit
             10.7 to the Company's Current Report on Form 8-K, filed with the Commission on May 9, 2002 and incorporated herein by reference).

    2.6 Asset Purchase Agreement, dated as of November 27, 2002, by and among the Company, Diamond Brands, Incorporated, Diamond Brands
             Operating Corp., Forster, Inc. and Diamond Brands Kansas, Inc.
             (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on February 14, 2003 and incorporated herein by reference).

    2.7      Section entitled "Technical Modification to Joint Plan of
             Reorganization" from the Findings of Fact, Conclusions of Law and Order Confirming Joint Plan of Reorganization of Diamond Brands
             Operating Corp. and its Debtor Affiliates Proposed by the Debtors and the Company by the Honorable Randall J. Newsome on January 29,
             2003, in connection with case No. 01-1825 (RJN), a Chapter 11 case captioned "In re: Diamond Brands Operating Corp., et al., Debtors" filed in the United States Bankruptcy Court for the District of Delaware (filed as Exhibit 99.1 to the Company's Current Report on
             Form 8-K, filed with the Commission on February 14, 2003 and incorporated herein by reference).

    3.1      Restated Certificate of Incorporation of the Company (filed as
             Exhibit 3.1 to the Company's Annual Report on Form 10-K, filed with the Commission on March 27, 2002 and incorporated herein by reference).

    3.2 Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company's Current
             Report on Form 8-K, filed with the Commission on June 4, 2002 and incorporated herein by reference).

    3.3      Bylaws of the Company (filed as Exhibit C to the Company's
             Definitive Proxy Statement, filed with the Commission on November
             26, 2001 and incorporated herein by reference).


    4.1      Form of Rights Agreement (filed as Exhibit 4.1 to the Company's
             Quarterly Report on Form 10-Q, filed with the Commission on May 12,
             1999 and incorporated herein by reference).

    4.2 Amendment to Rights Agreement, dated as of July 19, 2001, between the Company and EquiServe Trust Company, N.A. as successor in interest to The First Chicago Trust Company of New York as Rights
             Agent (filed as Exhibit 4.1 to the Company's Form 8-K, filed with the Commission on August 21, 2001 and incorporated herein by reference).

    4.3 Amendment to Rights Agreement, dated as of December 14, 2001, between the Company and EquiServe Trust Company, N.A. as successor in interest to the First Chicago Trust Company of New York as Rights Agent (filed as Exhibit 1 to the Company's Form 8-A/A, filed with the Commission on January 9, 2002 and incorporated herein by reference).

    4.4 Amendment to Rights Agreement, dated as of March 4, 2002, between the Company and National City Bank as successor in interest to EquiServe Trust Company, N.A. and the First Chicago Trust Company of New York as Rights Agent (filed as Exhibit 4.4 to the Company's
             Form 8-A/A, filed with the Commission on May 1, 2002 and incorporated herein by reference).

    4.5      Indenture, dated as of April 24, 2002, among the Company, Alltrista
             Newco Corporation, Alltrista Plastics Corporation, Alltrista
             Unimark, Inc., Alltrista Zinc Products, L.P., Caspers Tin Plate
             Company, Hearthmark, Inc., Lafayette Steel & Aluminum Corporation,
             LumenX Corporation, Penn Video, Inc., Quoin Corporation, Tilia,
             Inc., Tilia Direct, Inc., Tilia International, Inc., TriEnda
             Corporation, Unimark Plastics, Inc., and The Bank of New York, as trustee, and form of note attached as Exhibit A thereto (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the Commission on May 9, 2002 and incorporated herein by reference).

    4.6 Registration Rights Agreement, dated as of April 24, 2002, among the Company, Alltrista Newco Corporation, Alltrista Plastics
             Corporation, Alltrista Unimark, Inc., Alltrista Zinc Products,
             L.P., Caspers Tin Plate Company, Hearthmark, Inc., Lafayette Steel
             & Aluminum Corporation, LumenX Corporation, Penn Video, Inc., Quoin
             Corporation, Tilia, Inc., Tilia Direct, Inc., Tilia International,
             Inc., TriEnda Corporation, Unimark Plastics, Inc., and Banc of
             America Securities LLC, CIBC World Markets Corp., and NatCity
             Investments, Inc., as representatives of the several initial purchasers (filed as Exhibit 10.13 to the Company's Current Report on Form 8-K, filed with the Commission on May 9, 2002 and incorporated herein by reference).

  +10.1      Form of Change of Control Agreement (filed as Exhibit 10.6 to the
             Company's Annual Report on Form 10-K, filed with the Commission on
             March 29, 1999 and incorporated herein by reference).

  +10.2      Form of Amendment to Change of Control Agreement, effective June
             21, 2001 (filed as Exhibit 10.16 to the Company's Report on Form
             10-Q, filed with the Commission on August 10, 2001 and incorporated herein by reference).

   10.3      List of the Company's officers party to Exhibit 10.1 and Exhibit
             10.2 (filed as Exhibit 10.7 to the Company's Annual Report on Form
             10-K/A, filed with the Commission on October 17, 2002 and incorporated herein by reference).

   10.4      Form of Distribution Agreement between Ball Corporation and the
             Company (filed as Exhibit 10.7 to the Company's Registration
             Statement on Form 10/A, filed with the Commission on March 17, 1993 and incorporated herein by reference).

   10.5      Form of Tax Sharing and Indemnification Agreement between Ball
             Corporation and the Company (filed as Exhibit 10.10 to the Company's Registration Statement on Form 10/A, filed with the
             Commission on March 17, 1993 and incorporated herein by reference).


  +10.6      Form of Indemnification Agreement (filed as Exhibit 10.13 to the
             Company's Registration Statement on Form 10/A, filed with the
             Commission on March 17, 1993 and incorporated herein by reference).

   10.7      List of Directors and Executive Officers party to Exhibit 10.6
             (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K, filed with the Commission on March 31, 1996 and incorporated herein by reference).

  +10.8 Alltrista Corporation 1998 Long-Term Equity Incentive Plan, as amended and restated (filed as Exhibit 10.13 to the Company's
             Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002 and incorporated herein by reference).

  +10.9 Alltrista Corporation 2001 Stock Option Plan (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2001 and incorporated herein by reference).

  +10.10     Amendment No. 1 to the Alltrista Corporation 2001 Stock Option Plan
             (filed as Exhibit 10.15 to the Company's Quarterly Report on Form
             10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002 and incorporated herein by reference).

  +10.11 Employment Agreement between the Company and Martin E. Franklin, effective January 1, 2002 (filed as Exhibit 10.34 to the Company's
             Annual Report on Form 10-K/A, filed with the Commission on October
             17, 2002 and incorporated herein by reference).

  +10.12 Amendment No. 1 to Employment Agreement, dated April 24, 2002, between the Company and Martin E. Franklin (filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002 and incorporated herein by reference).

  +10.13 Employment Agreement between the Company and Ian G.H. Ashken, effective January 1, 2002 (filed as Exhibit 10.35 to the Company's
             Annual Report on Form 10-K/A, filed with the Commission on October
             17, 2002 and incorporated herein by reference).

  +10.14 Amendment No. 1 to Employment Agreement, dated April 24, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q/A for the period ended
             June 30, 2002, filed with the Commission on October 17, 2002 and incorporated herein by reference).

  +10.15 Employment Agreement between the Company and J. David Tolbert, effective January 1, 2002 (filed as Exhibit 10.36 to the Company's
             Annual Report on Form 10-K/A, filed with the Commission on October
             17, 2002 and incorporated herein by reference).

  +10.16 Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Martin E. Franklin (filed as Exhibit 10.18 to the
             Company's Quarterly Report on Form 10-Q/A for the period ended June
             30, 2002, filed with the Commission on October 17, 2002 and incorporated herein by reference).

  +10.17     Amendment No. 1 to Restricted Stock Award Agreement, dated February
             7, 2002, between the Company and Martin E. Franklin (filed as
             Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002 and incorporated herein by reference).

  +10.18     Amendment No. 2 to Restricted Stock Award Agreement, dated April
             15, 2002, between the Company and Martin E. Franklin (filed as
             Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002 and incorporated herein by reference).


  +10.19     Amendment No. 3 to Restricted Stock Award Agreement dated July 25,
             2002 between the Company and Martin E. Franklin (filed as Exhibit
             10.21 to the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October
             17, 2002 and incorporated herein by reference).

  +10.20 Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit 10.22 to the
             Company's Quarterly Report on Form 10-Q/A for the period ended June
             30, 2002, filed with the Commission on October 17, 2002 and incorporated herein by reference).

  +10.21     Amendment No. 1 to Restricted Stock Award Agreement, dated February
             7, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit
             10.23 to the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October
             17, 2002 and incorporated herein by reference).

  +10.22     Amendment No. 2 to Restricted Stock Award Agreement, dated April
             15, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit
             10.24 to the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October
             17, 2002 and incorporated herein by reference).

  +10.23     Amendment No. 3 to Restricted Stock Award Agreement dated July 25,
             2002 between the Company and Ian G.H. Ashken (filed as Exhibit
             10.25 to the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October
             17, 2002 and incorporated herein by reference).

  +10.24 Promissory Note, dated January 24, 2002, by Martin E. Franklin in favor of the Company (filed as Exhibit 10.37 to the Company's
             Annual Report on Form 10-K/A, filed with the Commission on October
             17, 2002 and incorporated herein by reference).

  +10.25 Promissory Note, dated January 24, 2002, by Ian G.H. Ashken in favor of the Company (filed as Exhibit 10.38 to the Company's
             Annual Report on Form 10-K/A, filed with the Commission on October
             17, 2002 and incorporated herein by reference).

  +10.26     Alltrista Corporation 2002 Executive Loan Program (filed as Exhibit
             10.39 to the Company's Annual Report on Form 10-K/A, filed with the Commission on October 17, 2002 and incorporated herein by reference).

   10.27     Purchase Agreement, dated as of April 10, 2002, the Company,
             Alltrista Newco Corporation, Alltrista Plastics Corporation,
             Alltrista Unimark, Inc., Alltrista Zinc Products, L.P., Caspers Tin
             Plate Company, Hearthmark, Inc., Lafayette Steel & Aluminum
             Corporation, LumenX Corporation, Penn Video, Inc., Quoin
             Corporation, Tilia, Inc., Tilia Direct, Inc., Tilia International,
             Inc., TriEnda Corporation, Unimark Plastics, Inc., and Banc of
             America Securities LLC, CIBC World Markets Corp., and NatCity
             Investments, Inc., as representatives of the several initial purchasers (filed as Exhibit 10.12 to the Company's Current Report on Form 8-K, filed with the Commission on May 9, 2002 and incorporated herein by reference).

   10.28     Credit Agreement, dated as of April 24, 2002, among the Company,
             Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Canadian Imperial Bank of Commerce, as Syndication
             Agent, National City Bank of Indiana, as Documentation Agent, and the other Lenders party thereto, including The Bank of New York, Fleet National Bank, Harris Trust and Savings Bank, U.S. Bank
             National Association, Allfirst Bank, Transamerica Business Capital
             Corporation, and Union Federal Bank of Indianapolis (filed as
             Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on May 9, 2002 and incorporated herein by reference).

   10.29 Consent, Waiver and Amendment No. 1 to Credit Agreement, dated as of September 18, 2002, among the Company, the Guarantors, Bank of
             America, N.A., as Administrative Agent and Lender, and the other lenders party thereto (filed as Exhibit 10.7 to the Company's
             Current Report on Form 8-K, filed with the Commission on February
             14, 2003 and incorporated herein by reference).


   10.30     Amendment No. 2 to Credit Agreement and Amendment No. 1 to Security
             Agreement, dated as of September 27, 2002, among the Company, the Guarantors, Bank of America, N.A., as Administrative Agent and
             Lender, and the other lenders party thereto (filed as Exhibit 10.8 to the Company's Current Report on Form 8-K, filed with the Commission on February 14, 2003 and incorporated herein by reference).

   10.31     Amendment No. 3 to Credit Agreement and Waiver, dated as of January
             31, 2003, among the Company, the Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the other lenders party thereto (filed as Exhibit 10.9 to the Company's Current Report on
             Form 8-K, filed with the Commission on February 14, 2003 and incorporated herein by reference).

   10.32     Guaranty Agreement, dated as of April 24, 2002, by Alltrista Newco
             Corporation, Alltrista Plastics Corporation, Alltrista Unimark,
             Inc., Alltrista Zinc Products, L.P., Caspers Tin Plate Company,
             Hearthmark, Inc., Lafayette Steel & Aluminum Corporation, LumenX
             Corporation, Penn Video, Inc., Quoin Corporation, Tilia, Inc.,
             Tilia Direct, Inc., Tilia International, Inc., TriEnda Corporation, and Unimark Plastics, Inc. to Bank of America, NA., as administrative agent (filed as Exhibit 10.2 to the Company's
             Current Report on Form 8-K, filed with the Commission on May 9,
             2002 and incorporated herein by reference).

   10.33     Security Agreement, dated as of April 24, 2002, among the Company,
             Alltrista Newco Corporation, Alltrista Plastics Corporation,
             Alltrista Unimark, Inc., Alltrista Zinc Products, L.P., Caspers Tin
             Plate Company, Hearthmark, Inc., Lafayette Steel & Aluminum
             Corporation, LumenX Corporation, Penn Video, Inc., Quoin
             Corporation, Tilia, Inc., Tilia Direct, Inc., Tilia International,
             Inc., TriEnda Corporation, Unimark Plastics, Inc., and Bank of
             America, N.A., as administrative agent (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the Commission on May 9, 2002 and incorporated herein by reference).

   10.34     Intellectual Property Security Agreement, dated as of April 24,
             2002, among the Company, Alltrista Newco Corporation, Alltrista
             Plastics Corporation, Alltrista Unimark, Inc., Alltrista Zinc
             Products, L.P., Caspers Tin Plate Company, Hearthmark, Inc.,
             Lafayette Steel & Aluminum Corporation, LumenX Corporation, Penn
             Video, Inc., Quoin Corporation, Tilia, Inc., Tilia Direct, Inc.,
             Tilia International, Inc., TriEnda Corporation, Unimark Plastics,
             Inc., and Bank of America, N.A., as administrative agent (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the Commission on May 9, 2002 and incorporated herein by reference).

   10.35     Securities Pledge Agreement, dated as of April 24, 2002, among the
             Company, Quoin Corporation, Alltrista Newco Corporation, Caspers
             Tin Plate Company, and Bank of America, NA., as administrative agent (filed as Exhibit 10.5 to the Company's Current Report on
             Form 8-K, filed with the Commission on May 9, 2002 and incorporated herein by reference).

   10.36     Unsecured Subordinated Note, dated as of April 24, 2002, by the
             Company in favor of Tilia International, Inc. in the principal amount of $5,000,000 (filed as Exhibit 10.8 to Jarden's Current
             Report on Form 8-K, filed with the Commission on May 9, 2002 and incorporated herein by reference).

   10.37     Unsecured Subordinated Note, dated as of April 24, 2002, by the
             Company in favor of Tilia International, Inc. in the principal amount of $10,000,000 (filed as Exhibit 10.9 to Jarden's Current
             Report on Form 8-K, filed with the Commission on May 9, 2002 and incorporated herein by reference).

   10.38     Escrow Agreement, dated as of April 24, 2002, among the Company,
             Tilia International, Inc., Tilia, Inc., Tilia Canada, Inc., Andrew
             Schilling, and J. P. Morgan Trust Company, National Association, as escrow agent (filed as Exhibit 10.10 to Jarden's Current Report on
             Form 8-K, filed with the Commission on May 9, 2002 and incorporated herein by reference).

   10.39     Long Term Escrow Agreement, dated as of April 24, 2002, among the
             Company, Tilia International, Inc., Andrew Schilling, and J. P.
             Morgan Trust Company, National Association, as escrow agent (filed as Exhibit 10.11 to Jarden's Current Report on Form 8-K, filed with the Commission on May 9, 2002 and incorporated herein by reference).

  *10.40 Form of the new 9 3/4% Senior Subordinated Notes Due 2012 (the "New Note").

 *+10.41 Employment Agreement, dated as of September 24, 2002, between Tilia, Inc. and Michael Whitcomb.

  *21.1      Subsidiaries of the Company.

  *23.1      Consent of Independent Auditors.

  *99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------------------
*     Filed herewith
+     This Exhibit represents a management contract or a compensatory plan.