Form 10-Q
period 2003-03-31
JARDEN CORP
filed 2003-05-13
CIK 895655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003 OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Jarden Corporation

Delaware	0-21052	35-1828377
State of Incorporation	Commission File Number	IRS Identification Number

555 Theodore Fremd Avenue
Rye, New York 10580

Registrant's telephone number, including area code: (914) 967-9400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2003
Common Stock,
par value $.01 per share	14,320,402 shares

JARDEN CORPORATION
Quarterly Report on Form 10-Q
For the three month period ended March 31, 2003

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

JARDEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three month period ended
	March 31, 2003	March 31, 2002
Net sales	$97,396	$47,384
Costs and expenses:
Cost of sales	59,026	34,859
Selling, general and administrative expenses	27,459	8,391
Operating earnings	10,911	4,134
Interest expense, net	3,952	1,232
Income before taxes	6,959	2,902
(Provision) benefit for income taxes	(2,728)	4,291
Net income	$4,231	$7,193

Basic earnings per share	$0.30	$0.54
Diluted earnings per share	$0.29	$0.53
Weighted average shares outstanding:
Basic	14,259	13,432
Diluted	14,811	13,678

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three month period ended
	March 31, 2003	March 31, 2002
Net income	$4,231	$7,193
Foreign currency translation	1,378	(15)
Maturity of interest rate swaps	—	524
Comprehensive income	$5,609	$7,702

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2003	December 31, 2002
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,977	$56,779
Accounts receivable, net	45,522	41,509
Inventories, net	76,552	59,463
Other current assets	18,484	14,979
Total current assets	146,535	172,730
Non-current assets:
Property, plant and equipment, at cost	167,381	141,528
Accumulated depreciation	(99,438)	(96,291)
	67,943	45,237
Goodwill	105,572	75,750
Other intangible assets, net	83,114	58,310
Other assets	11,492	14,738
Total assets	$414,656	$366,765

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$36,822	$16,117
Accounts payable	20,658	18,466
Other current liabilities	46,103	36,590
Total current liabilities	103,583	71,173

Non-current liabilities:
Long-term debt	206,331	200,838
Other non-current liabilities	21,202	17,990
Total non-current liabilities	227,533	218,828
Commitments and contingencies	—	—
Stockholders' equity:
Common stock ($.01 par value, 15,926 and 15,926 shares issued and 14,447 and 14,371 shares outstanding at March 31, 2003 and December 31, 2002, respectively)	159	159
Retained earnings	73,264	69,033
Other stockholders' equity	10,117	7,572
Total stockholders' equity	83,540	76,764
Total liabilities and stockholders' equity	$414,656	$366,765

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three month period ended
	March 31, 2003	March 31, 2002
Net cash provided by operations (including tax refunds of $340 and $37,859 in 2003 and 2002, respectively)	$6,435	$25,524

Financing activities:
Proceeds from revolving credit borrowings	48,000	24,200
Payments on revolving credit borrowings	(19,500)	(33,600)
Proceeds from issuance of long-term debt	10,000	—
Payments on seller notes	(10,000)	—
Payments on long-term debt	(1,514)	(18,109)
Other	2,858	986
Net cash provided by (used in) financing activities	29,844	(26,523)

Investing activities:
Additions to property, plant and equipment	(1,828)	(768)
Acquisition of business, net of cash acquired of $468	(85,257)	—
Other, net	4	5
Net cash used in investing activities	(87,081)	(763)
Decrease in cash and cash equivalents	(50,802)	(1,762)
Cash and cash equivalents at beginning of period	56,779	6,376
Cash and cash equivalents at end of period	$5,977	$4,614

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the varying seasonality of certain of our product line sales.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Jarden Corporation's (the "Company") annual report on Form 10-K for the year ended December 31, 2002.

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

The Company accounts for the issuance of stock options using the intrinsic value method in accordance with Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Generally for the Company's stock option plans, no compensation cost is recognized in the Consolidated Statements of Income because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated (in thousands of dollars, except per share data):

	Three month period ended
	March 31, 2003	March 31, 2002
Net income, as reported	$4,231	$7,193
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(423)	(75)
Pro forma net income.	$3,808	$7,118
Basic earnings per share:
As reported	$0.30	$0.54
Pro forma	$0.27	$0.53
Diluted earnings per share:
As reported	$0.29	$0.53
Pro forma	$0.26	$0.52

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002: no dividend yield, expected volatility of 44 percent, risk-free interest rate of 2.0 percent and expected life of 7.5 years. There were no stock option grants in the first quarter of 2003.

3.	Inventories

Inventories at March 31, 2003 and December 31, 2002 were comprised of the following (in thousands):

	March 31, 2003	December 31, 2002

Raw materials and supplies	$9,712	$6,562
Work in process	7,125	7,300
Finished goods	59,715	45,601
Total inventories	$76,552	$59,463

4.	Adoption of New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 145, Recision of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2000. SFAS No. 145 revises the criteria for classifying the extinguishment of debt as extraordinary and the accounting treatment of certain lease modifications. SFAS No. 145 was effective for fiscal 2003 and its adoption did not have a material impact on the Company's consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 provides guidance on the timing of the recognition of costs associated with exit or disposal activities. The new guidance requires costs associated with exit or disposal activities to be recognized when incurred. Previous guidance required recognition of costs at the date of commitment to an exit or disposal plan. The provisions of the statement are for exit activities after December 31, 2002. Although SFAS No. 146 impacts the accounting for costs related to exit or disposal activities that the Company may enter into in the future, particularly the timing of recognition of these costs, the adoption of the statement did not have an impact on the Company's present financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and are presented herein (see Note 2). As provided for in SFAS No. 148, the Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, to account for stock options.

5.	Acquisitions

On February 7, 2003, the Company completed its acquisition of the business of Diamond Brands, Incorporated and its subsidiaries ("Diamond Brands"), a manufacturer and distributor of niche household products, including kitchen matches, toothpicks and retail plastic cutlery under the Diamond® and Forster® trademarks, pursuant to an asset purchase agreement ("Diamond Acquisition"). The Diamond Acquisition was entered into as part of the Company's plan to pursue growth in niche branded consumer products used in and around the home. The purchase price of this transaction was approximately $92 million, including transaction expenses and a deferred payment in the amount of $6 million payable in cash or common stock, at the Company's election, on or before August 7, 2003.

In connection with this acquisition, the Company amended its credit agreement, increasing its term loan facility by $10 million and its revolving loan facility by $20 million (see Note 6). The Company used cash on hand and draw downs under its debt facilities to finance the transaction. As of March 31, 2003, the $6 million deferred payment discussed above was accrued and included in other current liabilities in the Consolidated Balance Sheet. The acquired plastic manufacturing operation is included in the plastic consumables segment in 2003 and the acquired wood manufacturing operation and branded product distribution business is included in the branded consumables segment in 2003 (see Note 11).

In connection with the Diamond Acquisition, the Company preliminarily allocated $29.5 million to goodwill and $25 million to trademarks. The Company is currently in the process of obtaining a third party valuation for the intangible assets and certain fixed assets that were acquired. In addition, certain working capital allocations are preliminary and will be finalized by the Company within one year of the date of acquisition. The intangible assets recorded are fully deductible for income tax purposes but are not subject to book amortization.

On April 24, 2002, the Company completed its acquisition of the business of Tilia International, Inc. and its subsidiaries (collectively "Tilia"), pursuant to an asset purchase agreement (the "Tilia Acquisition").

Pursuant to the Tilia Acquisition, the Company acquired Tilia for approximately $145 million in cash and $15 million in seller debt financing. In addition, the Tilia Acquisition includes an earn-out provision with a potential payment in cash or Company common stock of up to $25 million payable in 2005, provided that certain earnings performance targets are met. If these earnings performance targets are met, the Company will capitalize the cost of the earn-out provision.

The results of Diamond Brands and Tilia have been included in the Company's results from February 1, 2003 and April 1, 2002, respectively.

The following unaudited pro forma financial information gives pro forma effect to the Diamond Acquisition and the Tilia Acquisition with the related financings as if they had been consummated as of the beginning of each period presented. The pro forma net income for the three month period ended March 31, 2003, includes $1.5 million of reorganization expenses incurred by Diamond Brands prior to February 7, 2003. The pro forma information net income for the three month period ended March 31, 2002, does not exclude the $5.4 million income tax valuation allowance reversal discussed in Note 7 (in thousands of dollars, except per share data):

	Three month period ended
	March 31, 2003	March 31, 2002
Net sales	$104,210	$107,414
Net income	3,897	10,106
Diluted earnings per share	0.26	0.73

6.	Debt

Pursuant to the Diamond Acquisition, in February 2003, the Company amended its senior secured credit facility ("Credit Agreement") increasing its term loan facility by $10 million and its revolving loan facility by $20 million.

The Company repaid seller debt financing, incurred in connection with the Tilia Acquisition, in the principal amount of $10 million on March 31, 2003.

As of March 31, 2003, the Company had $56.0 million outstanding under the term loan facility and $28.5 million outstanding under the revolving credit facility of the Credit Agreement. Net availability under the revolving credit agreement was approximately $29.7 million as of March 31, 2003, after deducting $11.8 million of issued letters of credit. The Company is required to pay commitment fees on the unused balance of the revolving credit facility.

As of March 31, 2003, the Company's long-term debt included approximately $5.6 million of non-debt balances arising from interest rate swap transactions that the Company had entered into.

7.	Income Taxes

At December 31, 2001, certain federal net operating losses were recorded as a deferred tax asset with a valuation allowance of $5.4 million. This valuation allowance was reversed in the first quarter of 2002, resulting in a deferred tax benefit.

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

9.	Executive Loan Program

On January 24, 2002, Martin E. Franklin, Chairman and Chief Executive Officer, and Ian G.H. Ashken, Vice Chairman, Chief Financial Officer and Secretary exercised 600,000 and 300,000 non-qualified stock options, respectively, which had been granted under the Company's 2001 Stock Option Plan. The Company issued these shares out of its treasury stock account. The exercises were accomplished via loans from the Company under its Executive Loan Program. The principal amounts of the loans were $3.3 million and $1.6 million, respectively, and bore interest at 4.125% per annum. The loans were due on January 23, 2007 and were classified within the stockholders' equity section. The loans could be repaid in cash, shares of the Company's common stock, or a combination thereof. In February 2003, Mr. Ashken surrendered to the Company shares of the Company's stock to repay $0.3 million of his loan. On April 29, 2003, Messrs. Franklin and Ashken each surrendered to the Company shares of the Company's common stock to repay in full all remaining principal amounts and accrued interest owed under their respective loans. The Company will not make any additional loans under the Executive Loan Program.

10.	Earnings Per Share Calculation

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated based on the weighted average number of outstanding common shares plus the dilutive effect of stock options as if they were exercised and restricted common stock.

A computation of earnings per share is as follows (in thousands, except per share data):

	Three month period ended
	March 31, 2003	March 31, 2003

Net income	$4,231	$7,193
Weighted average shares outstanding	14,259	13,432
Additional shares assuming conversion of stock options and restricted stock	552	246
Weighted average shares outstanding assuming conversion	14,811	13,678
Basic earnings per share	$0.30	$0.54
Diluted earnings per share	$0.29	$0.53

11.	Segment Information

The Company reports four business segments: branded consumables, home vacuum packaging, plastic consumables and other.

In the branded consumables segment, the Company markets, distributes and in most cases manufactures a broad line of branded products that includes home canning jars, jar closures, plastic cutlery, kitchen matches, toothpicks, food preparation kits, craft items and other accessories under the well-known Ball®, Bernardin®, Diamond®, Forster®, Fruit Fresh® and Kerr® brands. As discussed in Note 5, the Diamond Brands wood manufacturing operation and branded product distribution business has been included in the branded consumables segment effective February 1, 2003. In the home vacuum packaging segment, which was acquired in April 2002, the Company markets and distributes the FoodSaver® line which is the U.S. market leader in home vacuum packaging systems and accessories. The plastic consumables segment manufactures plastic parts and components primarily used in consumer and healthcare products, including products used by the Company's branded consumables segment (plastic cutlery) and home vacuum packaging segment (containers). As discussed in Note 5, the Diamond Brands plastic manufacturing operation is included in the plastic consumables segment effective February 1, 2003. The other segment is primarily a producer of zinc strip.

Net sales, operating earnings, depreciation and amortization, and assets employed in operations by segment are summarized as follows (in thousands of dollars):

	Three month period ended
	March 31, 2003	March 31, 2002
Net sales:
Branded consumables (1)	$30,169	$19,671
Home vacuum packaging (2)	40,876	—
Plastic consumables (3)	23,496	19,200
Other	8,618	8,986
Intercompany	(5,763)	(473)
Total net sales	$97,396	$47,384

Operating earnings:
Branded consumables (1)	$1,259	$527
Home vacuum packaging (2)	6,944	—
Plastic consumables (3)	2,438	2,536
Other	964	1,078
Intercompany	(694)	(7)
Total operating earnings	10,911	4,134
Interest expense, net	3,952	1,232
Income before taxes	$6,959	$2,902

Depreciation and amortization:
Branded consumables (1)	$817	$468
Home vacuum packaging (2)	512	—
Plastic consumables (3)	1,496	1,099
Other	532	566
Corporate	28	19
Total depreciation and amortization	$3,385	$2,152

	As of
	March 31, 2003	December 31, 2002
Assets employed in operations:
Branded consumables (1)	$150,623	$61,093
Home vacuum packaging (2)	169,074	184,180
Plastic consumables (3)	66,017	39,551
Other	14,022	14,573
Total assets employed in operations	399,736	299,397
Corporate (4)	14,920	67,368
Total assets	$414,656	$366,765

(1)	The Diamond Brands wood manufacturing operation and branded product distribution business is included in the branded consumables segment effective February 1, 2003.
(2)	The home vacuum packaging segment was purchased effective April 1, 2002.
(3)	The Diamond Brands plastic manufacturing operation is included in the plastic consumables segment effective February 1, 2003.
(4)	Corporate assets primarily include cash and cash equivalents, amounts relating to benefit plans, deferred tax assets and corporate facilities and equipment.

Within the branded consumables segment are two product lines: kitchen products and other specialty products. Kitchen products include home canning and accessories, plastic cutlery, straws, toothpicks, food preparation kits and kitchen matches. Net sales of kitchen products were $25.6 million and $19.2 million for the three month periods ended March 31, 2003 and 2002, respectively. Other specialty products include institutional plastic cutlery and sticks, book and advertising matches, craft items, laundry care products, lighters and fire starters and other commercial products. Net sales of other specialty products were $4.5 million and $0.5 million for the three month periods ended March 31, 2003 and 2002, respectively.

As of March 31, 2003, $61.2 million of the Company's total intangible assets are included in the assets of the branded consumables segment, $118.7 million are included in assets of the home vacuum packaging segment and $8.8 million are included in the assets of the plastic consumables segment. Of such amounts, $36.2 million of the Company's goodwill is included in the assets of the branded consumables segment, $60.6 million is included in the assets of the home vacuum packaging segment and $8.8 million is included in the assets of the plastic consumables segment.

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

In March 2003, the Company unwound a $75 million interest rate swap to receive a fixed rate of interest and pay a variable rate of interest based upon London Interbank Offered Rate ("LIBOR") and contemporaneously entered into a new $75 million interest rate swap ("Replacement Swap"). Like the swap that it replaced, the Replacement Swap is a swap against the Company's 9¾% senior subordinated notes issued under an indenture dated April 24, 2002 ("Notes"). The Replacement Swap has a maturity date that is the same as the Notes. Interest is payable semi-annually in arrears on May 1 and November 1. The Company accrues interest on the swap at an effective rate of 6.90%.

In return for unwinding the swap, the Company received $3.2 million of cash proceeds. Of this amount, approximately $1 million of proceeds related to accrued interest that was owed to the Company at such time. The remaining $2.2 million of proceeds is being amortized over the remaining life of the Notes as a credit to interest expense and the unamortized balances are included in the Company's Condensed Consolidated Balance Sheet as an increase to the value of the long-term debt.

This contract is considered to be an effective hedge against changes in the fair value of the Company's fixed-rate debt obligation for both tax and accounting purposes. Accordingly, the interest rate swap contract is reflected at fair value in the Company's Condensed Consolidated Balance Sheet and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. The fair market value of the interest rate swap as of March 31, 2003 was against the Company in an amount of approximately $0.8 million and is included as a liability in the Condensed Consolidated Balance Sheet, with a corresponding offset to long-term debt. In addition, changes during any accounting period in the fair value of this interest rate swap, as well as offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt being hedged, will be recognized as adjustments to interest expense in the Company's Condensed Consolidated Statements of Income. The net effect of this accounting on the Company's operating results is that interest expense on the portion of fixed-rate debt being hedged is generally recorded based on variable interest rates. The Company is exposed to credit loss, in the event of non-performance by the other party to its current existing swap, a large financial institution. However, the Company does not anticipate non-performance by the other party.

Under its former senior credit facility, as amended, the Company used interest rate swaps to manage a portion of its exposure to short-term interest rate variations with respect to the LIBOR on its term debt obligations. The Company designated the interest rate swaps as cash flow hedges. Gains and losses related to the effective portion of the interest rate swaps were reported as a component of other comprehensive income and reclassified into earnings in the same period the hedged transaction affected earnings. Because the terms of the swaps exactly matched the terms of the underlying debt, the swaps were perfectly effective. The interest rate swap agreements expired in March 2002.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Jarden is a leading provider of niche consumer products used in and around the home under well-known brand names including Ball®, Bernardin®, Diamond®, FoodSaver®, Forster® and Kerr®. In North America, we are the market leader in several categories, including home canning, home vacuum packaging, kitchen matches, branded retail plastic cutlery and toothpicks. We also manufacture zinc strip and a wide array of plastic products for third party consumer product and medical companies, as well as our own businesses.

We have grown by actively acquiring new brands and expanding sales of our existing brands. Our strategy to achieve future growth is to acquire new brands, sustain profitable internal growth and expand our international business.

On February 7, 2003, we completed our acquisition of the business of Diamond Brands, Incorporated and its subsidiaries ("Diamond Brands"), a manufacturer and distributor of kitchen matches, toothpicks and retail plastic cutlery under the Diamond® and Forster® trademarks, pursuant to an asset purchase agreement ("Diamond Acquisition"). The Diamond Acquisition was entered into as part of our plan to pursue growth in branded consumer products. The purchase price of this transaction was approximately $92 million, including transaction costs and a deferred payment in the amount of $6 million payable in cash or our common stock, at our election, on or before August 7, 2003. We used cash on hand and draw downs under our debt facilities to finance the transaction. The acquired plastic manufacturing operation is included in the plastic consumables segment in 2003 and the acquired wood manufacturing operation and branded product distribution business is included in the branded consumables segment in 2003.

On April 24, 2002, we completed our acquisition of the business of Tilia International, Inc. and its subsidiaries (collectively "Tilia"), pursuant to an asset purchase agreement (the "Tilia Acquisition"). We acquired the business of Tilia for approximately $145 million in cash and $15 million in seller debt financing. In addition, the Acquisition includes an earn-out provision with a potential payment in cash or our common stock of up to $25 million payable in 2005, provided that certain earnings performance targets are met.

The results of Diamond Brands and Tilia have been included in our results from February 1, 2003 and April 1, 2002, respectively.

Pro forma financial information relating to the Diamond Acquisition and the Tilia Acquisition has been included in Note 5 to our Consolidated Financial Statements.

As of April 1, 2003, we completed our acquisition of O.W.D., Incorporated and Tupper Lake Plastics, Incorporated (collectively "OWD"). The addition of OWD's line of Lady Dianne® plastic cutlery, straws and plates adds to our array of niche branded consumable products used in and around the home. The acquired branded product distribution operation will be included with the branded consumables segment from April 1, 2003. The acquired plastic manufacturing operation will be included in the plastic consumables segment from April 1, 2003. As a covenant to the related purchase agreement, we have agreed to continue production at the Tupper Lake, NY injection molded plastics manufacturing facility for a period of at least two years from the closing date at substantially the same or greater level as the plant was operating on the closing date, except upon the occurrence of certain force majeure events.

Results of Operations – Comparison of First Quarter 2003 to First Quarter 2002

We reported net sales of $97.4 million for the first quarter of 2003, a 105.5% increase from net sales of $47.4 million in the first quarter of 2002.

In the first quarter of 2003, our branded consumables segment reported net sales of $30.2 million compared to $19.7 million in the first quarter of 2002. This increase of 53.4% was principally a result of the Diamond Acquisition, effective February 1, 2003. Partially offsetting this effect was a decrease in net sales of some of our kitchen products due to a weaker retail environment in the first quarter of 2003.

Our first quarter of 2003 net sales are also higher due to the addition of the home vacuum packaging segment, which consists of the acquired Tilia business, effective April 2002. Our home vacuum packaging segment accounted for approximately $40.9 million of our net sales for the first quarter of 2003.

In the first quarter of 2003, our plastic consumables segment reported net sales of $23.5 million compared to $19.2 million in the first quarter of 2002. The principal reason for this increase of 22.4% was intercompany sales generated by the addition of the plastic manufacturing business acquired in the Diamond Acquisition. Partially offsetting this effect is a decline in net sales caused by a contractual sales price reduction to a significant customer.

In the first quarter of 2003, our other segment reported net sales of $8.6 million that were comparable to net sales of $9.0 million in the first quarter of 2002. The principal reason for the decrease was a reduction in our low denomination coinage business due to less demand from a major customer.

We reported operating earnings of $10.9 million in the first quarter of 2003 compared to operating earnings of $4.1 million in the first quarter of 2002. The principal reason for this increase of $6.8 million, or 163.9%, was the addition of the home vacuum packaging business. Additionally, the branded consumables segment's operating earnings increased by $0.7 million from the first quarter of 2002 to the first quarter of 2003, principally due to the addition of the Diamond Brands product lines. Operating earnings in the first quarter of 2003 for our two remaining segments were comparable with the same period in the prior year.

Gross margin percentages on a consolidated basis increased to 39.4% in the first quarter of 2003 from 26.3% in the first quarter of 2002. The principal reasons for the increase was the higher gross margins of the acquired home vacuum packaging segment and higher gross margin percentages in the branded consumables segment due to a favorable sales mix and cost savings. Partially offsetting this effect was lower gross margin percentages in the plastic consumables segment caused primarily by the contractual sales price reduction to a significant customer.

Selling, general and administrative expenses increased to $27.5 million in the first quarter of 2003 from $8.4 million in the first quarter of 2002, or, as a percentage of net sales, increased to 28.2% in the first quarter of 2003 from 17.7% in the first quarter of 2002. This increase was principally due to the acquisition of the home vacuum packaging business, with the remainder of the increase being mainly due to the additional selling, general and administrative expenses related to the new product lines in the branded consumables segment, resulting from the Diamond Acquisition.

Net interest expense increased to $4.0 million for the first quarter of 2003 compared to $1.2 million in the same period last year. This increase principally resulted from higher levels of outstanding debt in 2003 compared to the same period in 2002, due to the financing of the Tilia Acquisition and Diamond Acquisition. Additionally, our weighted average interest rate in the first quarter of 2003 was higher than in the first quarter of 2002, due to the issuance of the 9¾% senior subordinated notes issued under an indenture dated April 24, 2002 ("Notes").

Our effective tax rate for the first quarter of 2003 was 39.2%. Excluding the reversal of the $5.4 million valuation allowance, our effective tax rate was approximately 38% in the first quarter of 2002. At December 31, 2001, we had federal net operating losses that were recorded as a deferred tax asset with a valuation allowance of $5.4 million. Due to the impact of the Job Creation Act and the tax refunds that we received as a result, this valuation allowance was reversed in the first quarter of 2002 resulting in an income tax benefit of $4.3 million. Excluding this reversal, net income for the first quarter of 2002 would have been $1.8 million or $0.13 diluted earnings per share based upon the following calculation (in thousands):

Three month period ended
March 31, 2002
Income before taxes	$2,902
Income tax provision, excluding one-time tax reversal	(1,104)
Net income, excluding one-time tax reversal	$1,798
Diluted earnings per share, excluding one-time tax reversal	$0.13

Due to the varying seasonality of certain of our product line sales, our first quarter results of operations have proportionately less of an impact on full year results.

Financial Condition, Liquidity and Capital Resources

During the first quarter of 2003, the following changes were made to our capital resources:

•	we received $3.2 million of cash proceeds, including $1 million of accrued interest, for unwinding our $75 million interest rate swap and contemporaneously replacing it with a new $75 million interest rate swap;
•	in connection with the Diamond Acquisition, we increased our term loan facility by $10 million and our revolving credit facility by $20 million; and
•	we repaid $10 million of seller debt financing.

Specifically, in March 2003, we unwound a $75 million interest rate swap to receive a fixed rate of interest and pay a variable rate of interest based upon London Interbank Offered Rate ("LIBOR") and contemporaneously entered into a new $75 million interest rate swap ("Replacement Swap"). Like the swap that it replaced, the Replacement Swap is a swap against our Notes. The Replacement Swap has a maturity date that is the same as the Notes. Interest is payable semi-annually in arrears on May 1 and November 1. We accrue interest on the swap at an effective rate of 6.90%.

In return for unwinding the swap, we received $3.2 million of cash proceeds. Of this amount, approximately $1 million of proceeds related to accrued interest that was owed to us at such time. The remaining $2.2 million of proceeds is being amortized over the remaining life of the Notes as a credit to interest expense and the unamortized balances are included in our Consolidated Balance Sheet as an increase to the value of the long-term debt.

Pursuant to the Diamond Acquisition, in February 2003, we amended our senior secured credit facility ("Credit Agreement") increasing its term loan facility by $10 million and its revolving loan facility by $20 million.

We repaid seller debt financing, incurred in connection with the Tilia Acquisition, in the principal amount of $10 million on March 31, 2003.

In January 2003, we filed a shelf registration statement, which was declared effective by the Securities and Exchange Commission on January 31, 2003. This shelf registration statement is intended to facilitate our access to growth capital for future acquisitions and allows us to sell over time up to $150 million of common stock, preferred stock, warrants, debt securities, or any combination of these securities in one or more separate offerings in amounts, at prices and on terms to be determined at the time of the sale.

On May 8, 2003, pursuant to an indenture dated January 29, 2003, as supplemented by a first supplemental indenture, dated May 8, 2003, we issued $30 million of 9¾% senior subordinated notes due 2012 ("New Notes") under our shelf registration statement. The net proceeds of the offering were used to reduce the outstanding revolver balances under our senior credit facility. The New Notes were issued at a price of 106.5% of face value.

As of March 31, 2003, we had $56.0 million outstanding under the term loan facility of the Credit Agreement and $28.5 million outstanding under the revolving credit facility of the Credit Agreement. Net availability under the revolving credit agreement was approximately $29.7 million as of March 31, 2003, after deducting $11.8 million of issued letters of credit. We are required to pay commitment fees on the unused balance of the revolving credit facility.

As of March 31, 2003, our long-term debt included approximately $5.6 million of non-debt balances arising from interest rate swap transactions that we had entered into.

Working capital decreased to approximately $43.0 million at March 31, 2003 from approximately $101.6 million at December 31, 2002 due primarily to the use of cash on hand and draw downs under our Credit Agreement to finance the Diamond Acquisition and to the customary reduction in the accounts receivable of our home vacuum packaging business during this period. This was partially offset by the working capital of the acquired Diamond Brands business and the customary build-up of inventory in anticipation of seasonal home canning activity.

Cash flow from operations in the first quarter of 2002 included a $37.9 million tax refund. Excluding the effect of tax refunds, the Company generated cash flow from operations of $6.1 million in the first quarter of 2003, compared to a use of cash flow by its operations of $12.3 million in the first quarter of 2002.

Capital expenditures were $1.8 million in the first quarter of 2003 compared to $0.8 million for the first quarter of 2002 and are largely related to maintaining facilities, tooling projects, improving manufacturing efficiencies and a portion of the costs of the installation of new packaging lines for the branded consumables segment. As of March 31, 2003, we have capital expenditure commitments in the aggregate for all our segments of approximately $3.0 million, of which $2.1 million relates to the completion of the new packaging lines for the branded consumables segment. As of March 31, 2003, our home vacuum packaging segment had committed to purchase $12.4 million of inventory from various vendors of which $12.2 million is committed within one year. Additionally, as of March 31, 2003, our other segment had forward buy contracts for the remainder of 2003 to purchase zinc ingots in the aggregate amount of approximately $2.9 million, which are expected to be used in operations in 2003.

We believe that cash generated from our operations and our availability under our Credit Agreement are adequate to satisfy our working capital and capital expenditure requirements for the foreseeable future. However, we may raise additional capital from time to time to take advantage of favorable conditions in the capital markets or in connection with our corporate development activities.

Contingencies

We are involved in various legal disputes in the ordinary course of business. In addition, the Environmental Protection Agency has designated our Company as a potentially responsible party, along with numerous other companies, for the clean up of several hazardous waste sites. Based on currently available information, we do not believe that the disposition of any of the legal or environmental disputes our Company is currently involved in will require material capital or operating expenses or will otherwise have a material adverse effect upon the financial condition, results of operations, cash flows or competitive position of our Company. It is possible, that as additional information becomes available, the impact on our Company of an adverse determination could have a different effect.

Forward-Looking Information

From time to time, we may make or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. Such statements are necessarily estimates reflecting management's best judgment based on current information. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Such statements are usually identified by the use of words or phrases such as "believes", "anticipates", "expects", "estimates", "planned", "outlook", and "goal". Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Please see the Company's Annual Report on Form 10-K for 2002 for a list of factors which could cause the Company's actual results to differ materially from those projected in the Company's forward-looking statements and certain risks and uncertainties that may affect the operations, performance and results of our business.

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

The Company, from time to time, invests in short-term financial instruments with original maturities usually less than fifty days. The Company is exposed to short-term interest rate variations with respect to Eurodollar or Base Rate on its term and revolving debt obligations and 6 month LIBOR in arrears on its interest rate swap. The spread on the interest rate swap is 528 basis points. Settlements on the interest rate swap are made on May 1 and November 1, with the first one having been made on November 1, 2002. The Company is exposed to credit loss in the event of non-performance by the other party to the swap, a large financial institution, however, the Company does not anticipate non-performance by the other party.

Changes in Eurodollar or LIBOR interest rates would affect the earnings of the Company either positively or negatively depending on the changes in short-term interest rates. Assuming that Eurodollar and LIBOR rates each increased 100 basis points over period end rates on the outstanding term debt and interest rate swap, the Company's interest expense would have increased by approximately $0.3 million for the three month period ended March 31, 2003 and $0.1 million for the three month period ended March 31, 2002. The amount was determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost, short-term investment rates, interest rate swap and estimated cash flow. Actual changes in rates may differ from the assumptions used in computing this exposure.

Effective April 2, 2003, the Company entered into an interest swap such that it swapped $37 million of floating rate interest payments under its term loan facility for a fixed obligation that carries an interest rate of 4% per annum. The swap matures on September 30, 2004.

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

Part II.    OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds.

The Company's rights plan provided that shares of the Company's common stock had preferred stock purchase rights that, generally, when exercised, would have entitled holders of the Company's common stock to purchase shares of the Company's series A junior participating preferred stock or other capital stock and, in certain circumstances, would have allowed such holders to acquire capital stock in an entity that acquired the Company. The preferred stock purchase rights expired at the close of business on March 22, 2003 and were not exercisable at such time. At this time, the Company does not intend to implement another rights plan.

Item 6.    Exhibits and Reports on Form 8-K

a.    Exhibits

Exhibit	Description

2.1	Asset Purchase Agreement, dated as of November 27, 2002, by and among the Company, Diamond Brands, Incorporated, Diamond Brands Operating Corp., Forster, Inc. and Diamond Brands Kansas, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on February 14, 2003 and incorporated herein by reference).

2.2	Section entitled "Technical Modification to Joint Plan of Reorganization" from the Findings of Fact, Conclusions of Law and Order Confirming Joint Plan of Reorganization of Diamond Brands Operating Corp. and its Debtor Affiliates Proposed by the Debtors and the Company by the Honorable Randall J. Newsome on January 29, 2003, in connection with case No. 01-1825 (RJN), a Chapter 11 case captioned "In re: Diamond Brands Operating Corp., et al., Debtors" filed in the United States Bankruptcy Court for the District of Delaware (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the Commission on February 14, 2003 and incorporated herein by reference).

10.1	Consent, Waiver and Amendment No. 1 to Credit Agreement, dated as of September 18, 2002, among the Company, Alltrista Newco Corporation, Alltrista Plastics Corporation, Alltrista Zinc Products, L.P., Hearthmark, Inc., Quoin Corporation, Tilia, Inc., Tilia Direct, Inc., Tilia International, Inc., TriEnda Corporation, and Unimark Plastics, Inc. Bank of America, N.A., as Administrative Agent and Lender, and the other lenders party thereto (filed as Exhibit 10.7 to the Company's Current Report on Form 8-K, filed with the Commission on February 14, 2003 and incorporated herein by reference).

10.2	Amendment No. 2 to Credit Agreement and Amendment No. 1 to Security Agreement, dated as of September 27, 2002, among the Company, Alltrista Newco Corporation, Alltrista Plastics Corporation, Alltrista Zinc Products, L.P., Hearthmark, Inc., Quoin Corporation, Tilia, Inc., Tilia Direct, Inc., Tilia International, Inc., TriEnda Corporation, and Unimark Plastics, Inc., Bank of America, N.A., as Administrative Agent and Lender, and the other lenders party thereto(filed as Exhibit 10.8 to the Company's Current Report on Form 8-K, filed with the Commission on February 14, 2003 and incorporated herein by reference).

Exhibit	Description
10.3	Amendment No. 3 to Credit Agreement and Waiver, dated as of January 31, 2003, among the Company, Alltrista Newco Corporation, Alltrista Plastics Corporation, Alltrista Zinc Products, L.P., Hearthmark, Inc., Quoin Corporation, Tilia, Inc., Tilia Direct, Inc., Tilia International, Inc., TriEnda Corporation, and Unimark Plastics, Inc., Bank of America, N.A., as Administrative Agent and Lender, and the other lenders party thereto (filed as Exhibit 10.9 to the Company's Current Report on Form 8-K, filed with the Commission on February 14, 2003 and incorporated herein by reference).

99.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

b.    Reports on Form 8-K

The Company filed a Form 8-K on January 10, 2003, with respect to Items 5 and 7, relating to a press release, dated January 7, 2003, announcing that the Company planned to release its fourth quarter and full year earnings on February 10, 2003 and that it filed a shelf registration statement with the Commission on January 7, 2003, that would allow the Company to sell over time up to $150 million of common stock, preferred stock, warrants, debt securities, or any combination of these securities in one or more separate offerings in amounts, at prices and on terms to be determined at the time of the sale.

The Company filed a Form 8-K on February 14, 2003, with respect to Items 2, 5, and 7, disclosing that it acquired substantially all of the business assets and assumed certain liabilities of Diamond Brands, Incorporated, and its subsidiaries ("Diamond Brands") on February 7, 2003 and closed on an amendment to the Company's senior credit facility on February 11, 2003. The report also filed several documents relating to the foregoing. The Company filed a Form 8-K/A on March 7, 2003, with respect to Item 7, amending the Form 8-K filed on February 14, 2003 by filing (a) audited consolidated balance sheet of Diamond Brands as of December 31, 2002 and related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2002 and (b) pro forma condensed consolidated balance sheet as of December 31, 2002 and related condensed consolidated statement of operations for the year ended December 31, 2002 of the Company which gave effect to the acquisitions of Tilia International, Inc. and its subsidiaries and Diamond Brands as if they had occurred on January 1, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JARDEN CORPORATION

Date: May 13, 2003	By:	/s/ Ian G. H. Ashken
Ian G. H. Ashken Vice Chairman, Chief Financial Officer and Secretary

CERTIFICATION

I, Martin E. Franklin, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Jarden Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 13, 2003

/s/ Martin E. Franklin
Martin E. Franklin Chief Executive Officer

CERTIFICATION

I, Ian Ashken, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Jarden Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

d)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

f)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

c)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ Ian G. H. Ashken
Ian G. H. Ashken Chief Financial Officer