Form 10-Q
period 2003-06-30
JARDEN CORP
filed 2003-08-12
CIK 895655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003 OR

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2003
Common Stock,
par value $.01 per share	14,566,001 shares

JARDEN CORPORATION
Quarterly Report on Form 10-Q
For the three and six month periods ended June 30, 2003

INDEX

		Page Number
PART I. FINANCIAL INFORMATION:
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2003 and June 30, 2002	2
	Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2003 and June 30, 2002	3
	Condensed Consolidated Balance Sheets at June 30, 2003 and December 31, 2002	4
	Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2003 and June 30, 2002	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	20
PART II. OTHER INFORMATION:
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 6.	Exhibits and Reports on Form 8-K	21
Signature		23
Certifications

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

JARDEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three month period ended		Six month period ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net sales	$130,718	$104,793	$228,114	$152,177
Costs and expenses:
Cost of sales	81,238	62,661	140,264	97,520
Selling, general and administrative expenses	28,846	24,416	56,306	32,808
Operating earnings	20,634	17,716	31,544	21,849
Interest expense, net	4,267	3,753	8,219	4,985
Income before taxes	16,367	13,963	23,325	16,864
Provision for income taxes	6,416	5,875	9,144	1,584
Net income	$9,951	$8,088	$14,181	$15,280

Basic earnings per share	$0.70	$0.58	$1.00	$1.11
Diluted earnings per share	$0.68	$0.56	$0.96	$1.09
Weighted average shares outstanding:
Basic	14,226	14,011	14,242	13,723
Diluted	14,712	14,337	14,727	14,058

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three month period ended		Six month period ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income	$9,951	$8,088	$14,181	$15,280
Foreign currency translation	1,950	1,139	3,328	1,124
Unrealized loss on interest rate swap	(138)	—	(138)	—
Maturity of interest rate swaps	—	—	—	524
Comprehensive income	$11,763	$9,227	$17,371	$16,928

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2003	December 31, 2002
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$4,704	$56,779
Accounts receivable, net	56,136	40,470
Inventories, net	82,666	59,463
Other current assets	17,064	16,018
Total current assets	160,570	172,730
Non-current assets:
Property, plant and equipment, at cost	173,713	141,528
Accumulated depreciation	(102,360)	(96,291)
	71,353	45,237
Goodwill	119,444	75,750
Other intangible assets, net	73,518	58,310
Other assets	15,861	14,738
Total assets	$440,746	$366,765

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$20,673	$16,117
Accounts payable	26,119	18,466
Accrued salaries, wages and employee benefits	10,774	13,559
Other current liabilities	31,522	23,031
Total current liabilities	89,088	71,173

Non-current liabilities:
Long-term debt	233,613	200,838
Other non-current liabilities	21,661	17,990
Total non-current liabilities	255,274	218,828
Commitments and contingencies	—	—
Stockholders' equity:
Common stock ($.01 par value, 15,926 and 15,926 shares issued and 14,553 and 14,371 shares outstanding at June 30, 2003 and December 31, 2002, respectively)	159	159
Additional paid-in capital	32,546	34,076
Retained earnings	83,214	69,033
Notes receivable for stock purchases	—	(5,109)
Other stockholders' equity	(19,535)	(21,395)
Total stockholders' equity	96,384	76,764
Total liabilities and stockholders' equity	$440,746	$366,765

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six month period ended
	June 30, 2003	June 30, 2002
Net cash provided by operations (including tax refunds of $409 and $38,458 in 2003 and 2002, respectively)	$15,193	$47,153

Financing activities:
Proceeds from revolving credit borrowings.	78,000	25,200
Payments on revolving credit borrowings	(71,700)	(34,600)
Proceeds from issuance of long-term debt	10,000	50,000
Payments on long-term debt	(3,027)	(75,475)
Proceeds from bond issuance	31,950	147,654
Payments on seller notes	(10,000)	—
Debt issue and amendment costs	(1,423)	(7,499)
Other	3,520	3,544
Net cash provided by financing activities	37,320	108,824

Investing activities:
Additions to property, plant and equipment	(4,569)	(3,070)
Acquisition of businesses, net of cash acquired	(100,019)	(120,665)
Net cash used in investing activities	(104,588)	(123,735)
(Decrease) increase in cash and cash equivalents	(52,075)	32,242
Cash and cash equivalents at beginning of period	56,779	6,376
Cash and cash equivalents at end of period	$4,704	$38,618

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

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated (in thousands of dollars, except per share data):

	Three month period ended		Six month period ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income, as reported	$9,951	$8,088	$14,181	$15,280
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(470)	(179)	(894)	(254)
Pro forma net income	$9,481	$7,909	$13,287	$15,026
Basic earnings per share:
As reported	$0.70	$0.58	$1.00	$1.11
Pro forma	$0.67	$0.56	$0.93	$1.09
Diluted earnings per share:
As reported	$0.68	$0.56	$0.96	$1.09
Pro forma	$0.64	$0.55	$0.90	$1.07

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002: no dividend yield in both years, expected volatility of 30 percent and 44 percent, respectively, risk-free interest rate of 1.7 and 2.0 percent, respectively, and expected life of 5.8 and 7.5 years, respectively. There were 42,000 stock options granted in the first six months of 2003.

3.	Inventories

Inventories at June 30, 2003 and December 31, 2002 were comprised of the following (in thousands):

	June 30, 2003	December 31, 2002
Raw materials and supplies	$9,377	$6,562
Work in process	6,172	7,300
Finished goods	67,117	45,601
Total inventories	$82,666	$59,463

4.	Acquisitions

On February 7, 2003, the Company completed its acquisition of the business of Diamond Brands, Incorporated and its subsidiaries ("Diamond Brands"), a manufacturer and distributor of niche household products, including kitchen matches, toothpicks and retail plastic cutlery under the Diamond® and Forster® trademarks, pursuant to an asset purchase agreement ("Diamond Acquisition"). The Diamond Acquisition was entered into as part of the Company's plan to pursue growth in niche branded consumer products used in and around the home. The purchase price of this transaction was approximately $92 million, including transaction expenses and a deferred payment in the amount of $5.8 million paid in cash on August 7, 2003.

In connection with this acquisition, the Company amended its credit agreement, increasing its term loan facility by $10 million and its revolving loan facility by $20 million (see Note 5). The Company used cash on hand and draw downs under its debt facilities to finance the transaction. As of June 30, 2003, the $5.8 million deferred payment discussed above was accrued and included in other current liabilities in the Consolidated Balance Sheet. The acquired plastic manufacturing operation is included in the plastic consumables segment in 2003 and the acquired wood manufacturing operation and branded product distribution business is included in the branded consumables segment in 2003 (see Note 11).

In connection with the Diamond Acquisition, the Company preliminarily allocated $39.5 million to goodwill and $13.8 million to trademarks. The Company has obtained a third party valuation for the intangible assets and is currently in the process of obtaining a third party valuation for certain fixed assets that were acquired. In addition, certain working capital allocations are preliminary and will be finalized by the Company within one year of the date of acquisition. The intangible assets recorded are fully deductible for income tax purposes but are not subject to book amortization.

On April 24, 2002, the Company completed its acquisition of the business of Tilia International, Inc. and its subsidiaries (collectively "Tilia"), pursuant to an asset purchase agreement (the "Tilia Acquisition"). Pursuant to the Tilia Acquisition, the Company acquired Tilia for approximately $145 million in cash and $15 million in seller debt financing. In addition, the Tilia Acquisition includes an earn-out provision with a potential payment in cash or Company common stock, at the Company's sole discretion, of up to $25 million payable in 2005, provided that certain earnings performance targets are met. If these earnings performance targets are met, the Company will capitalize the cost of the earn-out provision.

The results of Diamond Brands and Tilia have been included in the Company's results from February 1, 2003 and April 1, 2002, respectively.

The following unaudited pro forma financial information gives pro forma effect to the Diamond Acquisition and the Tilia Acquisition with the related financings as if they had been consummated as of the beginning of each period presented. The pro forma net income for the six month period ended June 30, 2003, includes $1.5 million of reorganization expenses incurred by Diamond Brands prior to February 7, 2003. The pro forma net income amounts for the three and six month periods ended June 30, 2002, include the net $4.9 million income tax valuation allowance released in these periods (see Note 6) (in thousands of dollars, except per share data):

	Three month period ended		Six month period ended
	June 30, 2003 As reported	June 30, 2002 Pro Forma	June 30, 2003 Pro Forma	June 30, 2002 Pro Forma
Net sales	$130,718	$134,000	$234,928	$241,414
Net income	9,951	10,923	13,830	21,249
Diluted earnings per share	0.68	0.76	0.94	1.51

In the second quarter of 2003, the Company completed its acquisition of O.W.D., Incorporated and Tupper Lake Plastics, Incorporated (collectively "OWD"). The addition of OWD's line of Lady Dianne® plastic cutlery, straws and plates adds to the Company's array of niche branded consumable products used in and around the home. The acquired branded product distribution operation is included in the branded consumables segment from April 1, 2003. The acquired plastic manufacturing operation is included in the plastic consumables segment from April 1, 2003. The results of OWD did not have a material effect on the Company's second quarter results.

5.	Debt

On May 8, 2003, pursuant to an indenture dated January 29, 2003, as supplemented by a first supplemental indenture dated May 8, 2003, the Company issued $30 million of 9¾% senior subordinated notes due 2012 ("New Notes") under its shelf registration statement. The net proceeds of the offering were primarily used to reduce the outstanding revolver balances under the Company's senior credit facility. The New Notes were issued at a price of 106.5% of face value such that the Company received approximately $32.0 million in net proceeds.

The New Notes will mature on May 1, 2012, however, on or after May 1, 2007, the Company may redeem all or part of the New Notes at any time at a redemption price ranging from 100% to 104.875% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any. Prior to May 1, 2005, the Company may redeem up to 35% of the aggregate principal amount of the New Notes with the net cash proceeds from certain public equity offerings at a redemption price of 109.75% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any. Interest on the New Notes accrues at the rate of 9.75% per annum and is payable semi-annually in arrears on May 1 and November 1, commencing on November 1, 2003.

The Company repaid seller debt financing, incurred in connection with the Tilia Acquisition, in the principal amount of $10 million on March 31, 2003.

Pursuant to the Diamond Acquisition, in February 2003, the Company amended its senior secured credit facility ("Credit Agreement") increasing its term loan facility by $10 million and its revolving loan facility by $20 million.

As of June 30, 2003, the Company had $54.4 million outstanding under the term loan facility and $6.3 million outstanding under the revolving credit facility of the Credit Agreement. Net availability under the revolving credit agreement was approximately $50.9 million as of June 30, 2003, after deducting approximately $12.8 million of issued letters of credit. The Company is required to pay commitment fees on the unused balance of the revolving credit facility.

As of June 30, 2003, the Company's long-term debt included approximately $8.4 million of balances arising from interest rate swap transactions that the Company had entered into (see Note 12).

6.	Income Taxes

At December 31, 2001, the federal net operating losses were recorded as a deferred tax asset with a valuation allowance of $5.4 million. Such valuation allowance was released in the first quarter of

2002. Second quarter 2002 tax expense included a $0.5 million reversal of a portion of the release of the valuation allowance recorded in the first quarter of 2002. As a result of this, for the six months ended June 30, 2002, a net $4.9 million of the valuation allowance was released, resulting in a reduction of the Company's effective tax rate.

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

8.	Executive Loan Program

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

9.	Restricted Stock Program

As disclosed in the Company's 2003 Proxy Statement, the board of directors of the Company approved, on February 6, 2003, the granting of additional restricted shares of common stock to Messrs. Franklin and Ashken. Accordingly, during the second quarter of 2003, restricted shares of common stock in the aggregate amounts of 150,000 shares and 50,000 shares were issued to Messrs. Franklin and Ashken, respectively, under the Company's 2003 Stock Incentive Plan. The Company issued these shares out of its treasury stock account. The restrictions on these shares shall lapse upon the Company's common stock achieving a set price of $40, or upon a change in control.

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

	Three month period ended		Six month period ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income	$9,951	$8,088	$14,181	$15,280
Weighted average shares outstanding	14,226	14,011	14,242	13,723
Additional shares assuming conversion of stock options and restricted stock	486	326	485	335
Weighted average shares outstanding assuming conversion	14,712	14,337	14,727	14,058
Basic earnings per share	$0.70	$0.58	$1.00	$1.11
Diluted earnings per share	$0.68	$0.56	$0.96	$1.09

11.	Segment Information

The Company reports four business segments: branded consumables, consumer solutions (formerly home vacuum packaging), plastic consumables and other. The consumer solutions segment has been renamed to more accurately reflect the segment's development of a broadening product range.

In the branded consumables segment, the Company markets, distributes and in most cases manufactures a broad line of branded products that includes home canning jars, jar closures, plastic cutlery, kitchen matches, toothpicks, food preparation kits, craft items and other accessories under the well-known Ball®, Bernardin®, Diamond®, Forster® and Kerr® brands. As discussed in Note 4, the Diamond Brands wood manufacturing operation and branded product distribution business has been included in the branded consumables segment effective February 1, 2003. In the consumer solutions segment, which was acquired in April 2002, the Company markets and distributes the FoodSaver® line which is the U.S. market leader in home vacuum packaging systems and accessories. The plastic consumables segment manufactures plastic parts and components primarily used in consumer and healthcare products, including products used by the Company's branded consumables segment (plastic cutlery) and consumer solutions segment (containers). As discussed in Note 4, the Diamond Brands plastic manufacturing operation is included in the plastic consumables segment effective February 1, 2003. The other segment is primarily a producer of zinc strip.

Net sales, operating earnings, depreciation and amortization, and assets employed in operations by segment are summarized as follows (in thousands of dollars):

	Three month period ended		Six month period ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net sales:
Branded consumables (1)	$70,211	$43,861	$100,381	$63,532
Consumer solutions (2)	34,573	31,342	75,448	31,342
Plastic consumables (3)	26,736	17,874	50,231	37,074
Other	9,253	11,745	17,872	20,731
Intercompany	(10,055)	(29)	(15,818)	(502)
Total net sales	$130,718	$104,793	$228,114	$152,177
Operating earnings:
Branded consumables (1)	$11,868	$9,327	$13,127	$9,854
Consumer solutions (2)	4,520	3,197	11,464	3,197
Plastic consumables (3)	2,646	2,572	5,084	5,108
Other	1,952	2,608	2,916	3,686
Intercompany	(352)	12	(1,047)	4
Total operating earnings	20,634	17,716	31,544	21,849
Interest expense, net	4,267	3,753	8,219	4,985
Income before taxes	$16,367	$13,963	$23,325	$16,864
Depreciation and amortization:
Branded consumables (1)	$1,051	$472	$1,868	$940
Consumer solutions (2)	530	508	1,043	508
Plastic consumables (3)	1,700	1,071	3,196	2,170
Other	543	560	1,076	1,127
Corporate	20	24	47	43
Total depreciation and amortization	$3,844	$2,635	$7,230	$4,788
	As of
	June 30, 2003	December 31, 2002
Assets employed in operations:
Branded consumables (1)	$138,707	$61,093
Consumer solutions (2)	174,051	184,180
Plastic consumables (3)	70,989	39,551
Other	12,924	14,573
Total assets employed in operations	396,671	299,397
Corporate (4)	44,075	67,368
Total assets	$440,746	$366,765

(1)	The Diamond Brands wood manufacturing operation and branded product distribution business is included in the branded consumables segment effective February 1, 2003.
(2)	The consumer solutions segment was purchased effective April 1, 2002.
(3)	The Diamond Brands plastic manufacturing operation is included in the plastic consumables segment effective February 1, 2003.
(4)	Corporate assets primarily include cash and cash equivalents, amounts relating to benefit plans, deferred tax assets and corporate facilities and equipment.

Within the branded consumables segment are two product lines: kitchen products and other specialty products. Kitchen products include home canning and accessories, plastic cutlery, straws, toothpicks, food preparation kits and kitchen matches. Net sales of kitchen products were $63.8 million and $43.4 million for the three month periods ended June 30, 2003 and 2002, respectively and $89.5 million and $62.6 million for the six month periods ended June 30, 2003 and 2002, respectively. Other specialty products include institutional plastic cutlery and sticks, book and advertising matches, craft items, laundry care products, lighters and fire starters and other commercial products. Net sales of other specialty products were $6.4 million and $0.5 million for the three month periods ended June 30, 2003 and 2002, respectively and $10.9 million and $0.9 million for the six month periods ended June 30, 2003 and 2002, respectively.

As of June 30, 2003, $64.4 million of the Company's total intangible assets are included in the assets of the branded consumables segment, $119.9 million are included in assets of the consumer solutions segment and $8.7 million are included in the assets of the plastic consumables segment. Of such amounts, $48.7 million of the Company's goodwill is included in the assets of the branded consumables segment, $62.0 million is included in the assets of the consumer solutions segment and $8.7 million is included in the assets of the plastic consumables segment.

12.	Derivative Financial Instruments

The Company actively manages its fixed and floating rate debt mix using interest rate swaps. The Company will enter into fixed and floating rate swaps to alter its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest. Floating rate swaps are used to convert the fixed rates of long-term debt into short-term variable rates to take advantage of current market conditions. Fixed rate swaps are used to reduce the Company's risk of the possibility of increased interest costs. Interest rate swap contracts are therefore used by the Company to separate interest rate risk management from the debt funding decision. At June 30, 2003, the interest rate on approximately 48% of the Company's debt obligation, excluding the $8.4 million of non-debt balances discussed in Note 5, was fixed by either the nature of the obligation or through interest rate contracts.

Fair Value Hedges

On May 6, 2003, the Company entered into a $30 million interest rate swap ("New Swap") to receive a fixed rate of interest and pay a variable rate of interest based upon London Interbank Offered Rate ("LIBOR"). The New Swap is a swap against the Company's 9¾% senior subordinated notes issued under an indenture dated April 24, 2002 ("Notes").

In March 2003, the Company unwound a $75 million interest rate swap to receive a fixed rate of interest and pay a variable rate of interest based upon LIBOR and contemporaneously entered into a new $75 million interest rate swap ("Replacement Swap"). Like the swap that it replaced, the Replacement Swap is a swap against the Notes. In return for unwinding the swap, the Company received $3.2 million of cash proceeds. Of this amount, approximately $1 million of proceeds related to accrued interest that was owed to the Company at such time. The remaining $2.2 million of proceeds is being amortized over the remaining life of the Notes as a credit to interest expense and the unamortized balances are included in the Company's Condensed Consolidated Balance Sheet as an increase to the value of the long-term debt.

Both the New Swap and Replacement Swap have maturity dates that are the same as the Notes. Interest is payable on both the New Swap and Replacement Swap semi-annually in arrears on May 1 and November 1.

Both of the contracts above are considered to be effective hedges against changes in the fair value of the Company's fixed-rate debt obligation for both tax and accounting purposes. Accordingly, the interest rate swap contracts are reflected at fair value in the Company's Condensed Consolidated Balance Sheet and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. The fair market value of the interest rate swaps as of June 30, 2003 was approximately $2.2 million and is included as an asset within Other Assets in the Condensed Consolidated Balance Sheet, with a corresponding offset to long-term debt. In addition, changes during any accounting period in the fair value of the interest rate swaps, as well as offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt being hedged, will be recognized as adjustments to interest expense in the Company's Condensed Consolidated Statements of Income. The net effect of this accounting on the Company's operating results is that interest expense on the portion of fixed-rate debt being hedged is generally recorded based on variable interest rates. The Company is exposed to credit loss, in the event of non-performance by the other party to its current existing swap, a large financial institution. However, the Company does not anticipate non-performance by the other party.

Cash Flow Hedge

Effective April 2, 2003, the Company entered into an interest rate swap such that converted $37 million of floating rate interest payments under its term loan facility for a fixed obligation that carries an interest rate, including applicable margin, of 4% per annum. The swap has interest payment dates that are the same as the term loan facility and it matures on September 30, 2004. The swap is considered to be a cash flow hedge and is also considered to be an effective hedge against changes in the fair value of the Company's floating-rate debt obligation for both tax and accounting purposes. Gains and losses related to the effective portion of the interest rate swap are reported as a component of other comprehensive income and will be reclassified into earnings in the same period that the hedged transaction affects earnings.

The Company's derivative activities do not create additional risk because gains and losses on derivative contracts offset gains and losses on the assets, liabilities and transactions being hedged. As derivative contracts are initiated, the Company designates the instruments individually as either a fair value hedge or a cash flow hedge. Management reviews the correlation and effectiveness of its derivatives on a periodic basis.

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

On February 7, 2003, we completed our acquisition of the business of Diamond Brands, Incorporated and its subsidiaries ("Diamond Brands"), a manufacturer and distributor of kitchen matches, toothpicks and retail plastic cutlery under the Diamond® and Forster® trademarks, pursuant to an asset purchase agreement ("Diamond Acquisition"). The Diamond Acquisition was entered into as part of our plan to pursue growth in branded consumer products. The purchase price of this transaction was approximately $92 million, including transaction costs and a deferred payment in the amount of $5.8 million paid in cash on August 7, 2003. We used cash on hand and draw downs under our debt facilities to finance the transaction. The acquired plastic manufacturing operation is included in the plastic consumables segment in 2003 and the acquired wood manufacturing operation and branded product distribution business is included in the branded consumables segment in 2003. In the second quarter of 2003, the Company completed its acquisition of O.W.D., Incorporated and Tupper Lake Plastics, Incorporated (collectively "OWD").

On April 24, 2002, we completed our acquisition of the business of Tilia International, Inc. and its subsidiaries (collectively "Tilia"), pursuant to an asset purchase agreement (the "Tilia Acquisition"). We acquired the business of Tilia for approximately $145 million in cash and $15 million in seller debt financing. In addition, the Tilia Acquisition includes an earn-out provision with a potential payment in cash or our common stock, at our sole discretion, of up to $25 million payable in 2005, provided that certain earnings performance targets are met.

The results of Diamond Brands and Tilia have been included in our results from February 1, 2003 and April 1, 2002, respectively.

Pro forma financial information relating to the Diamond Acquisition and the Tilia Acquisition has been included in Note 4 to our Consolidated Financial Statements.

Results of Operations – Comparison of Second Quarter 2003 to Second Quarter 2002

We reported net sales of $130.7 million for the second quarter of 2003, a 24.7% increase from net sales of $104.8 million in the second quarter of 2002.

In the second quarter of 2003, our branded consumables segment reported net sales of $70.2 million compared to $43.9 million in the second quarter of 2002. This increase of 60.1% was principally a result of the Diamond Acquisition, effective February 1, 2003. In addition, the acquisition of OWD in the second quarter of 2003 contributed to this increase. Partially offsetting these effects was a decrease in net sales for the remainder of this segment primarily due to a weaker retail environment in the second quarter of 2003.

In the second quarter of 2003, our consumer solutions (formerly home vacuum packaging) segment recorded net sales of $34.6 million compared to $31.3 million in the second quarter of 2002. This increase of 10.3% was principally due to increased U.S. retail sales and international sales.

In the second quarter of 2003, our plastic consumables segment reported net sales of $26.7 million compared to $17.9 million in the second quarter of 2002. The principal reason for this increase of 49.6% was intercompany sales generated by the addition of the plastic manufacturing business acquired in the Diamond Acquisition. In addition, the intercompany sales resulting from the OWD acquisition in the second quarter of 2003 also contributed to this increase. Partially offsetting these effects was a decline in net sales caused by a contractual sales price reduction to a large customer.

In the second quarter of 2003, our other segment reported net sales of $9.3 million compared to $11.7 million in the second quarter of 2002. The principal reason for this decrease of 21.2% was a reduction in our low denomination international coinage business due to less demand from a major customer as well as reduced demand for cathodic products.

We reported operating earnings of $20.6 million in the second quarter of 2003 compared to operating earnings of $17.7 million in the second quarter of 2002. The principal reason for this increase of $2.9 million, or 16.5%, was a $2.5 million increase in the operating earnings of the branded consumables segment. Such increase was principally due to the addition of the Diamond Brands product lines, partially offset by a decrease in the operating earnings caused by the decrease in net sales for the remainder of this segment as discussed above. The remainder of the increase in our operating earnings is principally a result of a $1.3 million increase in the operating earnings of the consumer solutions segment resulting from its sales growth, partially offset by a $0.7 million decrease in the other business segment's operating earnings due to the effect of its lower net sales. Operating earnings in the second quarter of 2003 for our plastic consumables segment was comparable with the same period in the prior year for the same factors as discussed above under the net sales explanation.

Gross margin percentages on a consolidated basis decreased to 37.9% in the second quarter of 2003 from 40.2% in the second quarter of 2002. The principal reason for this decrease is the inclusion of the relatively lower gross margin Diamond Brands business.

Selling, general and administrative expenses increased to $28.8 million in the second quarter of 2003 from $24.4 million in the second quarter of 2002, or, as a percentage of net sales, decreased to 22.1% in the second quarter of 2003 from 23.3% in the second quarter of 2002. This decrease was mainly due to a reduction in selling, general and administrative expenses as a percentage of net sales in the consumer solutions segment and was partially offset by an increase in the selling, general and administrative expenses related to the new product lines in the branded consumables segment, principally resulting from the Diamond Acquisition.

Net interest expense increased to $4.3 million for the second quarter of 2003 compared to $3.8 million in the same period last year. This increase resulted from higher levels of outstanding debt in 2003 compared to the same period in 2002, principally due to the financing of the Diamond Acquisition and the issuance of $30 million of 9¾% senior subordinated notes due 2012 ("New Notes"). Partially offsetting this effect, our weighted average interest rate was lower in the second quarter of 2003 than in the same quarter of 2002, due to lower interest rates and capitalization on favorable market conditions through interest rate swap transactions.

Our effective tax rate for the second quarter of 2003 was 39.2% compared to an effective tax rate of 42.1% in the second quarter of 2002. Second quarter 2002 tax expense includes a $0.5 million reversal of the release of the valuation allowance recorded in the first quarter of 2002. Excluding this valuation allowance, our effective tax rate was approximately 38.5% in the second quarter of 2002. Additionally, net income for the second quarter of 2002 would have been $8.6 million or $0.60 per diluted share if this valuation allowance reversal had been excluded.

Three month period ended
June 30, 2002
Income before taxes	$13,963
Income tax provision, excluding tax reversal	5,375
Net income, excluding tax reversal	$8,588
Diluted earnings per share, excluding tax reversal	$0.60

Results of Operations – Comparison of Year to Date 2003 to Year to Date 2002

We reported net sales of $228.1 million in the first six months of 2003, a 49.9% increase from net sales of $152.2 million in the first six months of 2002.

In the first six months of 2003, our branded consumables segment reported net sales of $100.4 million compared to $63.5 million in the first six months of 2002. This increase of 58.0% was principally a result of the Diamond Acquisition, effective February 1, 2003. In addition, the acquisition of OWD in the second quarter of 2003 contributed to this increase. Partially offsetting these effects was a decrease in net sales for the remainder of this segment primarily due to a weaker retail environment in the first half of 2003.

In the first six months of 2003, our consumer solutions segment reported net sales of $75.4 million compared to $31.3 million in net sales for the first six months of 2002. This increase of 140.7% was principally the result of this segment being acquired effective April 2002 and, therefore, net sales for the first six months of 2003 reflects sales for the full six month period but net sales for the first six months of 2002 reflects sales for only a part of the six month period. Additionally, it is a result of increased U.S. retail sales and international sales for this segment in the second quarter of 2003 compared to the second quarter of 2002.

In the first six months of 2003, our plastic consumables segment reported net sales of $50.2 million compared to $37.1 million in the first six months of 2002. The principal reason for this increase of 35.5% was intercompany sales generated by the addition of the plastic manufacturing business acquired in the Diamond Acquisition. In addition, the intercompany sales resulting from the OWD acquisition in the second quarter of 2003 also contributed to this increase. Partially offsetting these effects was a decline in net sales caused by a contractual sales price reduction to a large customer.

In the first six months of 2003, our other segment reported net sales of $17.9 million compared to $20.7 million in the first six months of 2002. The principal reason for this decrease of 13.8% was a reduction in our low denomination international coinage business due to less demand from a major customer.

We reported operating earnings of $31.5 million in the first six months of 2003 compared to operating earnings of $21.8 million in the first six months of 2002. The principal reason for this increase of $9.7 million, or 44.4%, was the addition of the consumer solutions business effective April 2002. Additionally, the branded consumables segment's operating earnings increased by $3.3 million from the first six months of 2002 to the first six months of 2003, due to the addition of the Diamond Brands product lines, partially offset by a decrease in operating earnings caused by a decrease in net sales for the remainder of this segment as discussed above. Partially offsetting these effects was a decrease in our other business segment's operating earnings from $3.7 million in the first six months of 2002 to $2.9 million in the first six months of 2003 due to the effect of its lower net sales. Operating earnings in the first six months of 2003 for our plastic consumables segment was comparable with the same period in the prior year for the same factors as discussed above under the net sales explanation.

Gross margin percentages on a consolidated basis increased to 38.5% in the first six months of 2003 from 35.9% in the first six months of 2002. Such increase is principally the result of including the higher gross margins of the acquired consumer solutions business for the full six month period in 2003 but only part of the six month period in 2002.

Selling, general and administrative expenses increased to $56.3 million in the first six months of 2003 from $32.8 million in the first six months of 2002, or, as a percentage of net sales, increased to 24.7% in the first six months of 2003 from 21.6% in the first six months of 2002. This increase was principally due to the acquisition of the consumer solutions business and the additional selling, general and administrative expenses related to the new product lines in the branded consumables segment, primarily resulting from the Diamond Acquisition.

Net interest expense increased to $8.2 million for the first six months of 2003 compared to $5.0 million in the same period last year. This increase resulted from higher levels of outstanding debt in 2003 compared to the same period in 2002, principally due to the financing of the Tilia Acquisition and the Diamond Acquisition and the issuance of the New Notes. Our weighted average interest rate in the first six months of 2003 was comparable to the first six months of 2002.

Our effective tax rate for the first six months of 2003 was 39.2% compared to an effective tax rate of 9.4% in the first six months of 2002. At December 31, 2001, we had federal net operating losses that were recorded as a deferred tax asset with a valuation allowance of $5.4 million. Due to the impact of the Job Creation Act and the tax refunds that we received as a result, a net $4.9 million of this valuation allowance was released in the first six months of 2002 resulting in an income tax provision of $1.6 million. Excluding the release of this valuation allowance our effective tax rate was approximately 38.4% in the first six months of 2002. Our net income for the first six months of 2002 would have been $10.4 million or $0.74 per diluted share if this valuation allowance release was excluded.

Six month period ended
June 30, 2002
Income before taxes	$16,864
Income tax provision, excluding net release of tax valuation allowance	6,479
Net income, excluding net release of tax valuation allowance	$10,385
Diluted earnings per share, excluding net release of tax valuation allowance	$0.74

Financial Condition, Liquidity and Capital Resources

During the first six months of 2003, the following changes were made to our capital structure:

•	we issued $30 million of New Notes at a price of 106.5% of face value. Net proceeds were approximately $32.0 million;
•	in conjunction with the timing of the issuance of the New Notes, we entered into a $30 million interest rate swap to receive a fixed rate of interest and pay a variable rate of interest based upon London Interbank Offered Rate ("LIBOR");
•	we issued an aggregate of 200,000 restricted shares of common stock to certain officers;
•	approximately $4.9 million in loans to certain officers were repaid in full using shares of our common stock;

•	we entered into a $37 million interest rate swap to receive a floating rate of interest and pay a fixed rate of interest;
•	we received $3.2 million of cash proceeds, including $1 million of accrued interest, for unwinding our $75 million interest rate swap and contemporaneously replacing it with a new $75 million interest rate swap;
•	in connection with the Diamond Acquisition, we increased our term loan facility by $10 million and our revolving credit facility by $20 million; and
•	we repaid $10 million of seller debt financing.

Specifically, on May 8, 2003, pursuant to an indenture dated January 29, 2003, as supplemented by a first supplemental indenture, dated May 8, 2003, we issued $30 million of New Notes under our shelf registration statement. The net proceeds of approximately $32.0 million of the offering were used to reduce the outstanding revolver balances under our senior credit facility. The New Notes were issued at a price of 106.5% of face value.

The New Notes will mature on May 1, 2012, however, on or after May 1, 2007, we may redeem all or part of the New Notes at any time at a redemption price ranging from 100% to 104.875% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any. Prior to May 1, 2005, we may redeem up to 35% of the aggregate principal amount of the New Notes with the net cash proceeds from certain public equity offerings at a redemption price of 109.75% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any. Interest on the New Notes accrues at the rate of 9.75% per annum and is payable semi-annually in arrears on May 1 and November 1, commencing on November 1, 2003.

On May 6, 2003, we entered into a $30 million interest rate swap ("New Swap") to receive a fixed rate of interest and pay a variable rate of interest based upon LIBOR. The New Swap is a swap against our 9¾% senior subordinated notes issued under an indenture dated April 24, 2002 ("Notes").

As disclosed in our 2003 Proxy Statement, our board of directors approved, on February 6, 2003, the granting of additional restricted shares of common stock to Messrs. Franklin and Ashken. Accordingly, during the second quarter of 2003, restricted shares of common stock in the aggregate amounts of 150,000 shares and 50,000 shares were issued to Martin E. Franklin, our Chairman and Chief Executive Officer, and Ian G.H. Ashken, our Vice Chairman, Chief Financial Officer and Secretary, respectively, under our 2003 Stock Incentive Plan. These shares were issued out of our treasury stock account. The restrictions on these shares shall lapse upon our common stock achieving a set price of $40, or on a change in control.

During 2002, Messrs. Franklin and Ashken exercised 600,000 and 300,000 non-qualified stock options, respectively, which had been granted under our 2001 Stock Option Plan. These shares were issued out of our treasury stock account. The exercises were accomplished via loans from us under our Executive Loan Program. The principal amounts of the loans were $3.3 million and $1.6 million, respectively, and bore interest at 4.125% per annum. The loans were due on January 23, 2007 and were classified within the stockholders' equity section. The loans could be repaid in cash, shares of our common stock, or a combination thereof. In February 2003, Mr. Ashken surrendered to us shares of our common stock to repay $0.3 million of his loan. On April 29, 2003, Messrs. Franklin and Ashken each surrendered to us shares of our common stock to repay in full all remaining principal amounts and accrued interest owed under their respective loans. We will not make any additional loans under the Executive Loan Program.

Effective April 2, 2003, we entered into an interest rate swap that converted $37 million of floating rate interest payments under our term loan facility for a fixed obligation that carries an interest rate, including applicable margin, of 4% per annum. The swap has interest payment dates that are the same as the term loan facility and it matures on September 30, 2004. The swap is considered to be a cash flow hedge and is also considered to be an effective hedge against changes in the fair value of our floating-rate debt obligation for both tax and accounting purposes. Gains and losses related to the effective portion of the interest rate swap are reported as a component of other comprehensive income and will be reclassified into earnings in the same period that the hedged transaction affects earnings.

In March 2003, we unwound a $75 million interest rate swap to receive a fixed rate of interest and pay a variable rate of interest based upon LIBOR and contemporaneously entered into a new $75 million interest rate swap ("Replacement Swap"). Like the swap that it replaced, the Replacement Swap is a swap against our Notes. The Replacement Swap has a maturity date that is the same as the Notes. Interest is payable semi-annually in arrears on May 1 and November 1. We accrue interest on the swap at an effective rate of 7.03%.

In return for unwinding the swap, we received $3.2 million of cash proceeds. Of this amount, approximately $1 million of such proceeds related to accrued interest that was owed to us at such time. The remaining $2.2 million of proceeds is being amortized over the remaining life of the Notes as a credit to interest expense and the unamortized balances are included in our Consolidated Balance Sheet as an increase to the value of the long-term debt.

Pursuant to the Diamond Acquisition, in February 2003, we amended our senior secured credit facility ("Credit Agreement") increasing our term loan facility by $10 million and our revolving loan facility by $20 million.

We repaid seller debt financing, incurred in connection with the Tilia Acquisition, in the principal amount of $10 million on March 31, 2003.

In January 2003, we filed a shelf registration statement, which was declared effective by the Securities and Exchange Commission on January 31, 2003. This shelf registration statement is intended to facilitate our access to growth capital for future acquisitions and allows us to sell over time up to $150 million of common stock, preferred stock, warrants, debt securities, or any combination of these securities in one or more separate offerings in amounts, at prices and on terms to be determined at the time of the sale. The $30 million of New Notes issued in May 2003, were issued under our shelf registration statement, leaving $120 million available under this registration statement.

As of June 30, 2003, we had $54.5 million outstanding under the term loan facility of the Credit Agreement and $6.3 million outstanding under the revolving credit facility of the Credit Agreement. Net availability under the revolving credit agreement was approximately $50.9 million as of June 30, 2003, after deducting $12.8 million of issued letters of credit. We are required to pay commitment fees on the unused balance of the revolving credit facility.

As of June 30, 2003, our long-term debt included approximately $8.4 million of non-debt balances arising from interest rate swap transactions that we had entered into.

Working capital decreased to approximately $71.5 million at June 30, 2003 from approximately $101.6 million at December 31, 2002 due primarily to the use of cash on hand and draw downs under our Credit Agreement to finance our acquisitions. This was partially offset by the working capital from the acquisitions.

Cash flow from operations in the first six months of 2002 included $38.5 million in tax refunds. Excluding the effect of tax refunds, the Company generated cash flow from operations of $14.8 million in the first six months of 2003, compared to $8.7 million in the first six months of 2002.

Capital expenditures were $4.6 million in the first six months of 2003 compared to $3.1 million for the first six months of 2002 and are largely related to maintaining facilities, tooling projects, improving manufacturing efficiencies, new information systems and a portion of the costs of the installation of new packaging lines for the branded consumables segment. As of June 30, 2003, we have capital expenditure commitments in the aggregate for all of our segments of approximately $7.2 million, of which $1.9 million relates to the completion of the new packaging lines for the branded consumables segment and $3.0 million relates to the installation of a new management information system for the consumer solutions segment. Additionally, as of June 30, 2003, our other segment had forward buy contracts for the remainder of 2003 to purchase zinc ingots in the aggregate amount of approximately $1.8 million, which are expected to be used in operations in 2003.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

In general, business enterprises can be exposed to market risks including fluctuations in commodity prices, foreign currency values, and interest rates that can affect the cost of operating, investing, and financing. The Company's exposures to these risks are low. Historically, the majority of the Company's zinc business has been conducted on a tolling basis whereby customers supply zinc to the Company for processing, or supply contracts provide for fluctuations in the price of zinc to be passed on to the customer. The Company's plastic consumables business purchases resin from regular commercial sources of supply and, in most cases, multiple sources. The supply and demand for plastic resins is subject to cyclical and other market factors. With many of our customers, we have the ability to pass through price increases with an increase in our selling price and certain of our customers purchase the resin used in products we manufacture for them.

The Company, from time to time, invests in short-term financial instruments with original maturities usually less than fifty days.

The Company is exposed to short-term interest rate variations with respect to Eurodollar or Base Rate on certain of its term and revolving debt obligations and six month LIBOR in arrears on certain of its interest rate swaps. The spreads on the interest rate swaps range from 523 to 528 basis points. Settlements on the interest rate swaps are made on May 1 and November 1. The Company is exposed to credit loss in the event of non-performance by the other party to its current existing swaps, a large financial institution. However, the Company does not anticipate non-performance by the other party.

Changes in Eurodollar or LIBOR interest rates would affect the earnings of the Company either positively or negatively depending on the changes in short-term interest rates. Assuming that Eurodollar and LIBOR rates each increased 100 basis points over period end rates on the outstanding term debt and interest rate swaps, the Company's interest expense would have increased by approximately $0.7 million for the six month period ended June 30, 2003 and $0.3 million for the six month period ended June 30, 2002. The amount was determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost, short-term investment rates, interest rate swaps and estimated cash flow. Actual changes in rates may differ from the assumptions used in computing this exposure.

The Company does not invest or trade in any derivative financial or commodity instruments, nor does it invest in any foreign financial instruments.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 8, 2003. Of the 14,444,385 shares of common stock entitled to vote at the meeting, 13,190,866 shares of common stock were present in person or by proxy and entitled to vote. Such number of shares represented approximately 91.3% of our outstanding shares of common stock. Listed below are the matters voted upon at our annual meeting of stockholders and the respective voting results:

	Voted FOR	Withheld	Abstained/ Broker Non-Votes
Election of Class I Directors for three-year terms expiring in 2006:
Martin E. Franklin	12,361,915	828,951	—
René-Pierre Azria	12,650,411	540,455	—

	Voted FOR	Voted AGAINST	Abstained
Ratification and approval of the Jarden Corporation 2003 Stock Incentive Plan	5,992,602	5,564,533	13,785
Ratification and approval of the Jarden Corporation 2003 Employee Stock Purchase Plan	10,488,974	1,022,737	59,209
Ratification of the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2003	12,504,744	677,341	8,781

Additionally, for each of the votes to ratify and approve the Jarden Corporation 2003 Stock Incentive Plan and the 2003 Employee Stock Purchase Plan there were 1,619,946 votes withheld and broker non-votes.

Our board of directors is currently comprised of each of the Class I Directors listed in the table above, including Martin E. Franklin and René-Pierre Azria, the Class II Directors, including Ian G.H. Ashken, Richard L. Molen, and Lynda W. Popwell, and the Class III Directors, including Douglas W. Huemme, Robert L. Wood, and Irwin D. Simon.

Item 6.    Exhibits and Reports on Form 8-K

a.   Exhibits

Exhibit	Description

1.1	Underwriting Agreement, dated as of May 1, 2003, among the Company, Alltrista Newco Corporation, Alltrista Plastics Corporation, Alltrista Zinc Products, L.P., Hearthmark, Inc., Quoin Corporation, Tilia, Inc., Tilia Direct, Inc., Tilia International, Inc., CIBC World Markets Corp., and Banc of America Securities LLC (filed as Exhibit 1.1 to the Company's Current Report on Form 8-K, filed with the Commission on May 7, 2003 and incorporated herein by reference).

*4.1	First Supplemental Indenture, dated as of May 8, 2003, to Indenture dated as of January 29, 2003, among the Company, Alltrista Newco Corporation, Alltrista Plastics Corporation, Alltrista Zinc Products, L.P., Hearthmark, Inc., Quoin Corporation, Tilia, Inc., Tilia Direct, Inc., Tilia International, Inc., and The Bank of New York, and form of note attached as Exhibit A thereto.

Exhibit	Description

*4.2	Registration Rights Agreement, dated as of May 8, 2003, among the Company, Alltrista Newco Corporation, Alltrista Plastics Corporation, Alltrista Zinc Products, L.P., Hearthmark, Inc., Quoin Corporation, Tilia, Inc., Tilia Direct, Inc., Tilia International, Inc., TriEnda Corporation, X Properties, LLC, CIBC World Markets Corp., and Banc of America Securities LLC.

*+10.1	Restricted Stock Agreement, dated as of May 8, 2003, between the Company and Martin E. Franklin.

*+10.2	Restricted Stock Agreement, dated as of May 8, 2003, between the Company and Ian G.H. Ashken.

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

+ This Exhibit represents a management contract or a compensatory plan.

b.    Reports on Form 8-K

The Company filed a Form 8-K on April 28, 2003, with respect to Items 7 and 9, relating to a press release, dated April 28, 2003, announcing the Company's earnings for the three month period ended March 31, 2003.

The Company filed a Form 8-K on May 7, 2003, with respect to Items 5 and 7, disclosing that on May 1, 2003, the Company and certain of its subsidiaries entered into an Underwriting Agreement with CIBC World Markets Corp. and Banc of America Securities LLC relating to the issuance of $30 million of 9¾% Senior Subordinated Notes due 2012 under the Company's Registration Statement on Form S-3 (File No. 333-102387) and intended to consummate the sale of the notes on May 8, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JARDEN CORPORATION

Date: August 12, 2003	By:	/s/ Ian G. H. Ashken
Ian G. H. Ashken Vice Chairman, Chief Financial Officer and Secretary