Form 10-Q
period 2003-09-30
JARDEN CORP
filed 2003-11-14
CIK 895655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


               XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               --
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended  SEPTEMBER 30, 2003
                                               --------------------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (914) 967-9400
       ------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes X   No
                                               ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



         Class                                  Outstanding at October 28, 2003
         -----                                  -------------------------------
      Common Stock,
par value $.01 per share                                17,828,904 shares

                               JARDEN CORPORATION
                      Quarterly Report on Form 10-Q For the
              three and nine month periods ended September 30, 2003


                                      INDEX

                                                                                   Page Number
                                                                                   -----------
PART I.     FINANCIAL INFORMATION:

Item 1.     Financial Statements (Unaudited)

            Condensed Consolidated Statements of Income for the three
               and nine month periods ended September 30, 2003 and
               September 30, 2002                                                        3

            Condensed Consolidated Statements of Comprehensive Income for
               the three and nine month periods ended September 30, 2003
               and September 30, 2002                                                    4

            Condensed Consolidated Balance Sheets at September 30, 2003
               and December 31, 2002                                                     5

            Condensed Consolidated Statements of Cash Flows for the nine
               month periods ended September 30, 2003 and September 30, 2002             6

            Notes to Condensed Consolidated Financial Statements                         7

Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                15

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                  21

Item 4.     Controls and Procedures                                                     21

PART II.    OTHER INFORMATION:

Item 1.     Legal Proceedings                                                           22

Item 5.     Other Information                                                           22

Item 6.     Exhibits and Reports on Form 8-K                                            22

Signature
Certifications

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                               JARDEN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                        Three month                   Nine month
                                                        period ended                 period ended
                                                ----------------------------  ----------------------------
                                                September 30,  September 30,  September 30,  September 30,
                                                    2003           2002           2003           2002
                                                -------------  -------------  -------------  -------------
Net sales .....................................   $167,874       $110,015       $395,988       $262,192
Costs and expenses:
   Cost of sales ..............................    101,990         61,714        242,254        159,234
   Selling, general and administrative expenses     35,808         24,676         92,113         57,484
                                                  --------       --------       --------       --------
Operating earnings ............................     30,076         23,625         61,621         45,474
Interest expense, net .........................      5,083          3,817         13,302          8,803
                                                  --------       --------       --------       --------
Income before taxes ...........................     24,993         19,808         48,319         36,671
Provision for income taxes ....................      9,747          8,076         18,891          9,660
                                                  --------       --------       --------       --------
Net income ....................................   $ 15,246       $ 11,732       $ 29,428       $ 27,011
                                                  ========       ========       ========       ========
Basic earnings per share ......................   $   1.07       $   0.83       $   2.07       $   1.95
Diluted earnings per share ....................   $   1.03       $   0.80       $   2.00       $   1.89
Weighted average shares outstanding:
    Basic .....................................     14,253         14,131         14,246         13,855
    Diluted ...................................     14,738         14,695         14,746         14,271





     See accompanying notes to condensed consolidated financial statements.

                               JARDEN CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (in thousands)

                                               Three month period ended            Nine month period ended
                                            -------------------------------     -------------------------------
                                            September 30,    September 30,      September 30,     September 30,
                                                 2003            2002                2003              2002
                                            ---------------  --------------     ---------------  --------------
Net income .................................   $ 15,246         $ 11,732          $ 29,428          $ 27,011
Foreign currency translation ...............        159             (914)            3,487               210
Unrealized gain (loss) on interest rate swap         28               --              (110)               --
Maturity of interest rate swaps ............         --               --                --               524
                                               --------         --------          --------          --------
Comprehensive income .......................   $ 15,433         $ 10,818          $ 32,805          $ 27,745
                                               ========         ========          ========          ========









     See accompanying notes to condensed consolidated financial statements.

                               JARDEN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)


                                                                                 September 30,   December 31,
                                                                                      2003           2002
                                                                                 --------------  ------------
                                                                                  (Unaudited)      (Note 1)
ASSETS
Current assets:
    Cash and cash equivalents ..................................................   $ 128,615      $  56,779
    Accounts receivable, net ...................................................      95,144         40,470
    Inventories, net ...........................................................      94,207         59,463
    Other current assets .......................................................      18,008         16,018
                                                                                 --------------  ------------
            Total current assets ...............................................     335,974        172,730
                                                                                 --------------  ------------
Non-current assets:
    Property, plant and equipment, at cost .....................................     185,891        141,528
    Accumulated depreciation ...................................................    (106,341)       (96,291)
                                                                                 --------------  ------------
                                                                                      79,550         45,237
    Goodwill ...................................................................     205,526         75,750
    Other intangible assets, net ...............................................     102,115         58,310
    Other assets ...............................................................      17,849         14,738
                                                                                 --------------  ------------
Total assets ...................................................................   $ 741,014      $ 366,765
                                                                                 ==============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term debt and current portion of long-term debt ......................   $  16,692      $  16,117
    Accounts payable ...........................................................      33,195         18,466
    Accrued salaries, wages and employee benefits ..............................      17,092         13,559
    Other current liabilities ..................................................      44,832         23,031
                                                                                 --------------  ------------
            Total current liabilities ..........................................     111,811         71,173
                                                                                 --------------  ------------
Non-current liabilities:
    Long-term debt .............................................................     376,291        200,838
    Other non-current liabilities ..............................................      28,122         17,990
                                                                                 --------------  ------------
            Total non-current liabilities ......................................     404,413        218,828
                                                                                 --------------  ------------
Commitments and contingencies ..................................................        --             --
Stockholders' equity:
    Common stock ($.01 par value, 19,147 and 15,926 shares issued and 17,829 and 14,371 shares outstanding at September 30, 2003 and
         December 31, 2002, respectively) ......................................         191            159
    Additional paid-in capital .................................................     144,770         34,076
    Retained earnings ..........................................................      98,461         69,033
    Notes receivable for stock purchases .......................................        --           (5,109)
    Other stockholders' equity .................................................     (18,632)       (21,395)
                                                                                 --------------  ------------
            Total stockholders' equity .........................................     224,790         76,764
                                                                                 --------------  ------------
Total liabilities and stockholders' equity .....................................   $ 741,014      $ 366,765
                                                                                 ==============  ============



     See accompanying notes to condensed consolidated financial statements.

                               JARDEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                      Nine month period ended
                                                                    ----------------------------
                                                                    September 30,  September 30,
                                                                        2003          2002
                                                                    -------------  -------------
Net cash provided by operations (including tax refunds of $422
     and $38,458 in 2003 and 2002, respectively) .................   $  47,528      $  68,276

Financing activities:
     Proceeds from revolving credit borrowings ...................      78,000         25,200
     Payments on revolving credit borrowings .....................     (78,000)       (34,600)
     Proceeds from issuance of long-term debt ....................     160,000         50,000
     Payments on long-term debt ..................................      (5,296)       (76,725)
     Proceeds from bond issuance .................................      31,950        147,654
     Payments on seller note .....................................     (10,000)            --
     Proceeds from issuance of common stock, net of underwriting
         fees and related expenses ...............................     113,933          3,776
     Debt issue and amendment costs ..............................      (5,772)        (7,374)
     Other .......................................................       2,231          4,399
                                                                     ---------      ---------
        Net cash provided by financing activities ................     287,046        112,330
                                                                     ---------      ---------
Investing activities:
    Additions to property, plant and equipment ...................      (9,460)        (4,972)
    Acquisition of businesses, net of cash acquired ..............    (253,278)      (121,085)
                                                                     ---------      ---------
       Net cash used in investing activities .....................    (262,738)      (126,057)
                                                                     ---------      ---------
Net increase in cash and cash equivalents ........................      71,836         54,549
Cash and cash equivalents at beginning of period .................      56,779          6,376
                                                                     ---------      ---------
Cash and cash equivalents at end of period .......................   $ 128,615      $  60,925
                                                                     =========      =========







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

   Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated (in thousands of dollars, except per share data):

                                                            Three month period ended       Nine month period ended
                                                        -----------------------------   -----------------------------
                                                        September 30,   September 30,   September 30,   September 30,
                                                            2003            2002            2003             2002
                                                        -------------   -------------   -------------   -------------
Net income, as reported ...............................   $ 15,246        $ 11,732        $ 29,428        $   27,011
    Deduct: Total stock-based employee compensation
       expense determined under fair value based method
       for all awards, net of related tax effects .....       (546)           (330)         (1,440)             (584)
                                                        -------------   -------------   -------------   -------------
Pro forma net income ..................................   $ 14,700        $ 11,402        $ 27,988        $   26,427
                                                        =============   =============   =============   =============
    Basic earnings per share:
      As reported .....................................   $   1.07        $   0.83        $   2.07        $     1.95
      Pro forma .......................................   $   1.03        $   0.81        $   1.96        $     1.91
    Diluted earnings per share:
      As reported .....................................   $   1.03        $   0.80        $   2.00        $     1.89
      Pro forma .......................................   $   1.00        $   0.78        $   1.90        $     1.85


   The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002: no dividend yield in both years, expected volatility of 39 percent and 44 percent, respectively, risk-free interest rate of 1.6 percent and 2.0 percent, respectively, and expected life of 7.2 and 7.5 years, respectively. There were 257,000 stock options granted in the first nine months of 2003.

3. INVENTORIES

Inventories at September 30, 2003 and December 31, 2002 were comprised of the following (in thousands):

                                 September 30,    December 31,
                                     2003            2002
                                 ------------     ------------
Raw materials and supplies         $14,503         $ 6,562
Work in process ..........           6,994           7,300
Finished goods ...........          72,710          45,601
                                 ------------     ------------
     Total inventories ...         $94,207         $59,463
                                 ============     ============

4. ACQUISITIONS

On September 2, 2003, the Company acquired all of the issued and outstanding stock of Lehigh Consumer Products Corporation and its subsidiary ("Lehigh"), pursuant to a stock purchase agreement ("Lehigh Acquisition"). Lehigh is the largest supplier of rope, cord and twine for the U.S. consumer marketplace and a leader in innovative storage and organization products for the home and garage as well as in the security door and fencing market. The purchase price of the transaction was approximately $157.6 million, including transaction expenses, and was principally funded by a draw down under the Company's amended and restated senior credit facility ("Amended Credit Agreement") (see Note 5). In addition, the Lehigh Acquisition includes an earn-out provision with a potential payment in cash or Company common stock of up to $25 million payable in 2006, provided that certain earnings performance targets are met. If paid, the Company expects to capitalize the cost of the earn-out. Lehigh is included in the branded consumables segment from September 2, 2003 (see Note 11).

On February 7, 2003, the Company completed its acquisition of the business of Diamond Brands International, Inc. and its subsidiaries ("Diamond Brands"), a manufacturer and distributor of niche household products, including kitchen matches, toothpicks and retail plastic cutlery under the Diamond(R) and Forster(R) trademarks, pursuant to an asset purchase agreement ("Diamond Acquisition"). The purchase price of this transaction was approximately $92 million, including transaction expenses and a deferred payment in the amount of $5.8 million paid in cash on August 7, 2003. The Company used cash on hand and draw downs under its debt facilities to finance the transaction. The acquired plastic manufacturing operation is included in the plastic consumables segment in 2003 and the acquired wood manufacturing operation and branded product distribution business is included in the branded consumables segment in 2003 (see Note 11).

In connection with the Lehigh Acquisition and the Diamond Acquisition, the Company has preliminarily allocated $86.2 million and $39.5 million, respectively, to goodwill and $28.8 million and $13.8 million, respectively, to trademarks. The Company has obtained a third party valuation for the intangible assets recorded in connection with the Diamond Acquisition and is currently in the process of obtaining a third party valuation for the intangible assets acquired in connection with the Lehigh Acquisition and for certain fixed assets that were acquired in connection with both the Lehigh Acquisition and the Diamond Acquisition. In addition, certain working capital allocations are preliminary and will be finalized by the Company within one year of the respective dates of acquisition. Amortization of the intangible assets recorded is fully deductible for income tax purposes but these intangible assets are not subject to book amortization.

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

 The Lehigh Acquisition, the Diamond Acquisition and the Tilia Acquisition were all entered into as part of the Company's strategy of acquiring branded consumer products businesses with leading market positions in niche markets for products used in and around the home, attractive operating margins and strong management. The results of Lehigh, Diamond Brands, and Tilia have been included in the Company's results from September 2, 2003; February 1, 2003 and April 1, 2002, respectively.

The following unaudited pro forma financial information gives pro forma effect to the Lehigh Acquisition, the Diamond Acquisition and the Tilia Acquisition with the related financings as if they had been consummated as of the beginning of each period presented. The pro forma net income for the nine month period ended September 30, 2003, includes $1.5 million of reorganization expenses incurred by Diamond Brands prior to February 7, 2003. The pro forma net income amounts for the nine month period ended September 30, 2002, includes the net $4.9 million income tax valuation allowance released in this period (see Note 6) (in thousands of dollars, except per share data):

                                 Three month period ended            Nine month period ended
                            ---------------------------------   --------------------------------
                             September 30,     September 30,     September 30,    September 30,
                                 2003             2002               2003             2002
                               Pro Forma        Pro Forma         Pro Forma        Pro Forma
                            ---------------   ---------------   ---------------  ---------------
Net sales ................     $190,900           $168,553         $493,483       $475,316
Net income ...............       17,549             15,516           35,548         39,919
Diluted earnings per share         1.19               1.06             2.41           2.80

In the second quarter of 2003, the Company completed its acquisition of O.W.D., Incorporated and Tupper Lake Plastics, Incorporated (collectively "OWD"). The acquired branded product distribution operation is included in the branded consumables segment from April 1, 2003. The acquired plastic manufacturing operation is included in the plastic consumables segment from April 1, 2003. The results of OWD did not have a material effect on the Company's results for the three month or nine month periods ended September 30, 2003 and are not included in the pro forma financial information presented herein.

5. DEBT

In connection with the Lehigh Acquisition, the Company amended and restated its existing senior credit facility. The Company's Amended Credit Agreement provides for up to $280 million of senior secured loans, consisting of a $70 million revolving credit facility, a $60 million term loan facility, and a newly issued $150 million term loan facility. The new term loan facility bears interest at a rate equal to (i) the Eurodollar Rate (as determined by the Administrative Agent) pursuant to an agreed formula or (ii) a Base Rate equal to the higher of
(a) the Bank of America prime rate and (b) the federal funds rate plus 50%, plus, in each case, an applicable margin of 2.75% per annum for Eurodollar loans and 1.75% per annum for Base Rate loans. The pricing and principal of the revolving credit facility and the previously existing term loan did not change. The revolving credit facility continues to have a $15 million letter of credit sub-limit and a $10 million swing line loans sub-limit. On September 2, 2003, the Company drew down the full cash amount of the new $150 million term loan facility, which funds were used principally to pay the majority of the cash consideration for the Lehigh Acquisition.

On May 8, 2003, pursuant to an indenture dated January 29, 2003, as supplemented by a supplemental indenture dated May 8, 2003, the Company issued $30 million of 9 3/4% senior subordinated notes due 2012 ("New Notes") under its shelf registration statement. The net proceeds of the offering were primarily used to reduce the outstanding revolver balances under the Company's senior credit facility. The New Notes were issued at a price of 106.5% of face value such that the Company received approximately $32.0 million in net proceeds.

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

As of September 30, 2003, the Company had $202.2 million outstanding under the term loan facilities and no outstanding amounts under the revolving credit facility of its Amended Credit Agreement. Net availability under the revolving credit agreement was approximately $64.4 million as of September 30, 2003, after deducting approximately $5.6 million of issued letters of credit. The Company is required to pay commitment fees on the unused balance of the revolving credit facility.

As of September 30, 2003, the Company's long-term debt included approximately $5.6 million of non-debt balances arising from interest rate swap transactions that the Company had entered into (see Note 12).

6. INCOME TAXES

The Company's effective tax rate for the first nine months of 2003 was 39.1% compared to an effective tax rate of 26.3% in the first nine months of 2002. At December 31, 2001, the Company had federal net operating losses that were recorded as a deferred tax asset with a valuation allowance of $5.4 million. Due to the impact of the Job Creation Act and the tax refunds that the Company received as a result, a net $4.9 million of the valuation allowance was released in the first nine months of 2002, resulting in a reduction of the Company's effective tax rate.

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

9. EQUITY

On September 30, 2003, the Company completed a public offering of 3,220,000 shares of common stock at $37 per share. Proceeds from the offering, net of underwriting fees and related expenses, totaled approximately $112.3 million. The Company expects to use the net proceeds for working capital and general corporate purposes, including, but not limited to, potential future acquisitions and debt repayment.

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

During October 2003, the terms of all of the restricted shares of common stock issued or scheduled to be issued to Messrs. Franklin and Ashken, in the aggregate amount of 350,000 shares and 130,000 shares, respectively, were amended to state that the restrictions shall lapse upon the earlier of (i) a change in control of the Company; or (ii) the earlier of the Company's common stock achieving a closing price of $42 (up from $35) or the Company achieving annualized revenues of $800 million. However, if such restrictions were to lapse during a period when Mr. Franklin or Mr. Ashken are subject to additional contractual limitations on the sale of securities, the restrictions on such shares would continue until the expiration or waiver of such additional contractual limitations.

Also during the third quarter of 2003, 35,000 restricted shares of common stock were issued to James E. Lillie, the new Chief Operating Officer, and 4,800 restricted shares of common stock were issued to certain key employees of the Company under the Company's 2003 Stock Incentive Plan. The Company issued these shares out of its treasury stock account. The restrictions on Mr. Lillie's shares shall lapse upon the earlier of (i) a change in control of the Company; or (ii) the earlier of the Company's common stock achieving a closing price of $42 (up from $35) or the Company achieving annualized revenues of $800 million. However, if such restrictions were to lapse during a period when Mr. Lillie is subject to additional contractual limitations on the sale of securities, the restrictions on such shares would continue until the expiration or waiver of such additional contractual limitations. The restrictions on the other 4,800 shares will lapse ratably over five years of employment with the Company.

The Company records non-cash compensation expense for its issued and outstanding restricted stock either when the restrictions lapse or ratably over time, when the passage of time is the only restriction. It is anticipated that during the quarter ending December 31, 2003, approximately $21 million of non-cash compensation expense will be incurred related to the lapsing of restrictions over restricted stock. The Company will receive a tax deduction for this non-cash compensation charge.

On October 30, 2003, the Company announced its board of directors had approved a 3-for-2 split of its outstanding shares of common stock. Stockholders of record at the close of business on November 12, 2003 will receive one additional share of Jarden common stock for every two shares of Jarden common stock owned at this date. The additional shares are expected to be distributed on or about November 26, 2003 by the Company's transfer agent. The stock split will increase the total number of shares of common stock outstanding from approximately 17.8 million to approximately 26.7 million.

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

                                             Three month period ended         Nine month period ended
                                          -----------------------------    -----------------------------
                                          September 30,   September 30,    September 30,   September 30,
                                               2003           2002              2003           2002
                                          -------------   -------------    -------------   -------------
Net income .............................      $15,246        $11,732          $29,428         $27,011
                                              -------        -------          -------         -------
Weighted average shares outstanding ....       14,253         14,131           14,246          13,855
Additional shares assuming conversion of
    stock options and restricted stock .          485            564              500             416
                                              -------        -------          -------         -------
Weighted average shares outstanding
    assuming conversion ................       14,738         14,695           14,746          14,271
                                              -------        -------          -------         -------
Basic earnings per share ...............      $  1.07        $  0.83          $  2.07         $  1.95
Diluted earnings per share .............      $  1.03        $  0.80          $  2.00         $  1.89


11. SEGMENT INFORMATION

The Company reports four business segments: branded consumables, consumer solutions, plastic consumables and other.

In the branded consumables segment, the Company markets, distributes and in certain cases manufactures a broad line of branded products that includes craft items, food preparation kits, home canning jars, jar closures, kitchen matches, plastic cutlery, rope, cord and twine, storage and workshop accessories, toothpicks and other accessories marketed under the Ball(R), Bernardin(R), Crawford(R), Diamond(R), Forster(R), Kerr(R), Lehigh(R) and Leslie-Locke(R) brand names. As discussed in Note 4, the Diamond Brands wood manufacturing operation and branded product distribution business and the Lehigh business have been included in the branded consumables segment effective February 1, 2003 and September 2, 2003, respectively. In the consumer solutions segment, which was acquired in April 2002, the Company sources, markets and distributes an array of home vacuum packaging machines under the market leading FoodSaver(R) brand name, as well as other products that service the needs of the consumer in the kitchen. The plastic consumables segment manufactures, markets and distributes a wide variety of consumer and medical plastic products, including products used by the Company's branded consumables segment (plastic cutlery) and consumer solutions segment (containers). As discussed in Note 4, the Diamond Brands plastic manufacturing operation is included in the plastic consumables segment effective February 1, 2003. The other segment is primarily a producer of zinc strip.

Net sales, operating earnings, depreciation and amortization, and assets employed in operations by segment are summarized as follows (in thousands of dollars):

                                                Three month period ended       Nine month period ended
                                              ----------------------------  -----------------------------
                                              September 30,  September 30,  September 30,   September 30,
                                                   2003          2002            2003            2002
                                              -------------  -------------  -------------   -------------
Net sales:
     Branded consumables (1) (2) .............   $  81,593    $  35,165       $ 181,974       $  98,698
     Consumer solutions (3) ..................      55,276       46,102         130,723          77,444
     Plastic consumables (4) .................      30,136       17,044          80,368          54,118
     Other ...................................      11,841       11,988          29,713          32,718
     Intercompany ............................     (10,972)        (284)        (26,790)           (786)
                                                 ---------    ---------       ---------       ---------
           Total net sales ...................   $ 167,874    $ 110,015       $ 395,988       $ 262,192
                                                 =========    =========       =========       =========
Operating earnings:
     Branded consumables (1) (2) .............   $  16,263    $   9,044       $  29,390       $  18,899
     Consumer solutions (3) ..................      11,219       10,764          22,683          13,961
     Plastic consumables (4) .................       1,590        1,536           6,674           6,644
     Other ...................................       1,199        2,280           4,115           5,965
     Intercompany ............................        (195)           1          (1,241)              5
                                                 ---------    ---------       ---------       ---------
           Total operating earnings ..........      30,076       23,625          61,621          45,474
Interest expense, net ........................       5,083        3,817          13,302           8,803
                                                 ---------    ---------       ---------       ---------
Income before taxes ..........................   $  24,993    $  19,808       $  48,319       $  36,671
                                                 =========    =========       =========       =========
Depreciation and amortization:
     Branded consumables (1) (2) .............   $   1,228    $     471       $   3,096       $   1,411
     Consumer solutions (3) ..................         626          328           1,669             837
     Plastic consumables (4) .................       1,848        1,082           5,044           3,252
     Other ...................................         534          557           1,609           1,684
     Corporate ...............................          25           23              73              66
                                                 ---------    ---------       ---------       ---------
           Total depreciation and amortization   $   4,261    $   2,461       $  11,491       $   7,250
                                                 =========    =========       =========       =========


                                                          As of
                                              -----------------------------
                                              September 30,    December 31,
                                                  2003             2002
                                              -------------    ------------
Assets employed in operations:
     Branded consumables (1) (2) ............    $298,498        $ 61,093
     Consumer solutions (3) .................     192,416         184,180
     Plastic consumables (4) ................      82,727          39,551
     Other ..................................      14,039          14,573
                                                 --------        --------
          Total assets employed in operations     587,680         299,397
      Corporate (5) .........................     153,334          67,368
                                                 --------        --------
          Total assets ......................    $741,014        $366,765
                                                 ========        ========

    (1) The Lehigh business is included in the branded consumables segment effective September 2, 2003.

    (2) The Diamond Brands wood manufacturing operation and branded product distribution business is included in the branded consumables segment effective February 1, 2003.

    (3) The consumer solutions segment was purchased effective April 1, 2002.

    (4) The Diamond Brands plastic manufacturing operation is included in the plastic consumables segment effective February 1, 2003.

    (5) Corporate assets primarily include cash and cash equivalents, amounts relating to benefit plans, deferred tax assets and corporate facilities and equipment.

    Within the branded consumables segment are three product lines: kitchen products, home improvement products, and other specialty products. Kitchen products include home canning and accessories, plastic cutlery, straws, toothpicks, food preparation kits and kitchen matches. Net sales of kitchen products were $65.4 million and $34.7 million for the three month periods ended September 30, 2003 and 2002, respectively and $154.9 million and $97.3 million for the nine month periods ended September 30, 2003 and 2002, respectively. Home improvement products include rope, cord and twine, storage and organizational products for the home and garage and security door and fencing products. Net sales of home improvement products were $10.7 million for both the three month and the nine month periods ended September 30, 2003. There were no home improvement product sales in either the three month or nine month periods ended September 30, 2002. Other specialty products include institutional plastic cutlery and sticks, book and advertising matches, craft items, laundry care products, lighters and fire starters and other commercial products. Net sales of other specialty products were $5.5 million and $0.5 million for the three month periods ended September 30, 2003 and 2002, respectively and $16.4 million and $1.4 million for the nine month periods ended September 30, 2003 and 2002, respectively.

    As of September 30, 2003, $171.4 million of the Company's total intangible assets are included in the assets of the branded consumables segment, $119.6 million are included in assets of the consumer solutions segment and $16.6 million are included in the assets of the plastic consumables segment. Of such amounts, $127.0 million of the Company's goodwill is included in the assets of the branded consumables segment, $61.9 million is included in the assets of the consumer solutions segment and $16.6 million is included in the assets of the plastic consumables segment.

12. DERIVATIVE FINANCIAL INSTRUMENTS

    The Company actively manages its fixed and floating rate debt mix using interest rate swaps. The Company will enter into fixed and floating rate swaps to alter its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest. Floating rate swaps are used to convert the fixed rates of long-term debt into short-term variable rates to take advantage of current market conditions. Fixed rate swaps are used to reduce the Company's risk of the possibility of increased interest costs. Interest rate swap contracts are therefore used by the Company to separate interest rate risk management from the debt funding decision. At September 30, 2003, the interest rate on approximately 30% of the Company's debt obligation, excluding the $5.6 million of non-debt balances discussed in Note 5, was fixed by either the nature of the obligation or through interest rate contracts.

    Fair Value Hedges

    On May 6, 2003, the Company entered into a $30 million interest rate swap ("New Swap") to receive a fixed rate of interest and pay a variable rate of interest based upon LIBOR. The New Swap is a swap against the Company's 9 3/4% senior subordinated notes issued under an indenture dated April 24, 2002 ("Notes").

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

    Both of the contracts above are considered to be effective hedges against changes in the fair value of the Company's fixed-rate debt obligation for both tax and accounting purposes. Accordingly, the interest rate swap contracts are reflected at fair value in the Company's Condensed Consolidated Balance Sheet and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. The fair market value of the interest rate swaps as of September 30, 2003 was against the Company in an amount of approximately $0.5 million and is included as a liability in the Condensed Consolidated Balance Sheet, with a corresponding offset to long-term debt. In addition, changes during any accounting period in the fair value of the interest rate swaps, as well as offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt being hedged, will be recognized as adjustments to interest expense in the Company's Condensed Consolidated Statements of Income. The net effect of this accounting on the Company's operating results is that interest expense on the portion of fixed-rate debt being hedged is generally recorded based on variable interest rates. The Company is exposed to credit loss, in the event of non-performance by the other party to its current existing swap, a large financial institution. However, the Company does not anticipate non-performance by the other party.

Cash Flow Hedge

Effective April 2, 2003, the Company entered into an interest rate swap such that converted $37 million of floating rate interest payments under its term loan facility for a fixed obligation that carries an interest rate, including applicable margin, of 4.25% per annum. The swap has interest payment dates that are the same as the term loan facility and it matures on September 30, 2004. The swap is considered to be a cash flow hedge and is also considered to be an effective hedge against changes in the fair value of the Company's floating-rate debt obligation for both tax and accounting purposes. Gains and losses related to the effective portion of the interest rate swap are reported as a component of other comprehensive income and will be reclassified into earnings in the same period that the hedged transaction affects earnings.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Jarden is a leading provider of niche consumer products used in and around the home, under well-known brand names including Ball(R), Bernardin(R), Crawford(R), Diamond(R), FoodSaver(R), Forster(R), Kerr(R) , Lehigh(R) , and Leslie-Locke(R). In North America, we are the market leader in several categories, including branded retail plastic cutlery, home canning, home vacuum packaging, kitchen matches, rope, cord and twine and toothpicks. We also manufacture zinc strip and a wide array of plastic products for third party consumer product and medical companies, as well as our own businesses.

We have grown by actively acquiring new brands and expanding sales of our existing brands. Our strategy to achieve future growth is to acquire new brands, sustain profitable internal growth and expand our international business.

On September 2, 2003, we acquired all of the issued and outstanding stock of Lehigh Consumer Products Corporation and its subsidiary ("Lehigh"), pursuant to a stock purchase agreement ("Lehigh Acquisition"). Lehigh is the largest supplier of rope, cord and twine for the U.S. consumer marketplace and a leader in innovative storage and organization products for the home and garage as well as products in the security door and fencing market. The purchase price of the transaction was approximately $157.6 million, including transaction expenses. In addition, the Lehigh Acquisition includes an earn-out provision with a potential payment in cash or our common stock of up to $25 million payable in 2006, provided that certain earnings performance targets are met. If paid, we expect to capitalize the cost of the earn-out. Lehigh is included in our branded consumables segment from September 2, 2003.

On February 7, 2003, we completed our acquisition of the business of Diamond Brands International, Inc. and its subsidiaries ("Diamond Brands"), a manufacturer and distributor of kitchen matches, toothpicks and retail plastic cutlery under the Diamond(R) and Forster(R) trademarks, pursuant to an asset purchase agreement ("Diamond Acquisition"). The purchase price of this transaction was approximately $92 million, including transaction costs and a deferred payment in the amount of $5.8 million paid in cash on August 7, 2003. We used cash on hand and draw downs under our debt facilities to finance the transaction. The acquired plastic manufacturing operation is included in our plastic consumables segment in 2003 and the acquired wood manufacturing operation and branded product distribution business is included in our branded consumables segment in 2003. In the second quarter of 2003, the Company completed its acquisition of O.W.D., Incorporated and Tupper Lake Plastics, Incorporated (collectively "OWD").

On April 24, 2002, we completed our acquisition of the business of Tilia International, Inc. and its subsidiaries (collectively "Tilia"), pursuant to an asset purchase agreement (the "Tilia Acquisition"). We acquired the business of Tilia for approximately $145 million in cash and $15 million in seller debt financing. In addition, the Tilia Acquisition includes an earn-out provision with a potential payment in cash or our common stock, at our sole discretion, of up to $25 million payable in 2005, provided that certain earnings performance targets are met. If paid, we expect to capitalize the cost of the earn-out.

The Lehigh Acquisition, the Diamond Acquisition and the Tilia Acquisition were all entered into as part of our strategy of acquiring branded consumer products businesses with leading market positions in niche markets for products used in and around the home, attractive operating margins and strong management. The results of Lehigh, Diamond Brands and Tilia have been included in our results from September 2, 2003, February 1, 2003 and April 1, 2002, respectively.

Pro forma financial information relating to the Lehigh Acquisition, the Diamond Acquisition and the Tilia Acquisition has been included in Note 4 to our Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS - COMPARISON OF THIRD QUARTER 2003 TO THIRD QUARTER 2002

We reported net sales of $167.9 million for the third quarter of 2003, a 52.6% increase from net sales of $110.0 million in the third quarter of 2002.

In the third quarter of 2003, our branded consumables segment reported net sales of $81.6 million compared to $35.2 million in the third quarter of 2002. This increase of 132.0% was principally a result of the Diamond Acquisition, effective February 1, 2003. Also, it was attributable to an increase in sales of home canning and accessory products, reflecting both successful new promotional activity in the current years quarter and also sales in the comparable period of the prior year being negatively affected by drought conditions. In addition, the acquisitions of Lehigh and OWD in the third and second quarters of 2003, respectively, also contributed to this increase.

In the third quarter of 2003, our consumer solutions segment recorded net sales of $55.3 million compared to $46.1 million in the third quarter of 2002. This increase of 19.9% was principally due to increased U.S. retail sales and international sales of our home vacuum packaging products.

In the third quarter of 2003, our plastic consumables segment reported net sales of $30.1 million compared to $17.0 million in the third quarter of 2002. The principal reason for this increase of 76.8% was intercompany sales generated by the addition of the plastic manufacturing business acquired in February 2003 with the Diamond Acquisition. In addition, the intercompany sales resulting from the OWD acquisition in the second quarter of 2003 also contributed to this increase. Excluding intercompany sales, net sales for the plastic consumables segment increased principally due to higher volumes with a large customer.

In the third quarter of 2003, our other segment reported net sales of $11.8 million compared to $12.0 million in the third quarter of 2002. The principal reason for this decrease of 1.2% was a reduction in our low denomination international coinage business as well as reduced demand for cathodic products, partially offset by an increase in sales to a major customer as a result of a contractual change whereby this segment took on the responsibility of purchasing the raw material inventory for the customer.

We reported operating earnings of $30.1 million in the third quarter of 2003 compared to operating earnings of $23.6 million in the third quarter of 2002. The principal reason for this increase of $6.5 million, or 27.3%, was a $7.2 million increase in the operating earnings of the branded consumables segment. Such increase was principally due to the acquisition of the former Diamond Brands product lines and the business of Lehigh, in addition to strength in the home canning product lines, due to the factors discussed in net sales above and also as a result of a favorable sales mix from increased sales of premium home canning products. Furthermore, operating earnings of the consumer solutions segment increased by $0.5 million as a result of its increased net sales, partially offset by increased legal costs arising from action that we are taking against certain competitors who we believe have infringed on our patents. Partially offsetting the increases in operating earnings in the branded consumables and consumer solutions segments, was a $1.1 million decrease in the other business segment's operating earnings due to the effect of its lower net sales and also due to the mix of sales as discussed above. Operating earnings in the third quarter of 2003 for our plastic consumables segment were comparable with the same period in the prior year for the same factors as discussed above under the net sales explanation.

Gross margin percentages on a consolidated basis decreased to 39.2% in the third quarter of 2003 from 43.9% in the third quarter of 2002. The principal reason for this decrease is the inclusion of the relatively lower gross margin Diamond Brands and Lehigh product lines. Partially offsetting these effects, the branded consumables segment's gross margin percentages were benefited by the favorable home canning sales trends.

Selling, general and administrative expenses increased to $35.8 million in the third quarter of 2003 from $24.7 million in the third quarter of 2002, or, as a percentage of net sales, decreased slightly to 21.3% in the third quarter of 2003 from 22.4% in the third quarter of 2002. The increase in dollar terms was principally the result of the acquisitions completed during 2003. Also accounting for the increased selling, general and administrative expenses are increased marketing expenditures and legal costs.

Net interest expense increased to $5.1 million for the third quarter of 2003 compared to $3.8 million in the same period last year. This increase resulted from higher levels of outstanding debt in 2003 compared to the same period in 2002, principally due to the respective financings for the Lehigh Acquisition and the Diamond Acquisition and the issuance of $30 million of 9 3/4% senior subordinated notes due 2012 ("New Notes"). Partially offsetting this effect, our weighted average interest rate was lower in the third quarter of 2003 than in the same quarter of 2002, due to lower interest rates and capitalization on favorable market conditions through interest rate swap transactions.

Our effective tax rate for the third quarter of 2003 was 39.0% compared to an effective tax rate of 40.8% in the third quarter of 2002.

RESULTS OF OPERATIONS - COMPARISON OF YEAR TO DATE 2003 TO YEAR TO DATE 2002

We reported net sales of $396.0 million in the first nine months of 2003, a 51.0% increase from net sales of $262.2 million in the first nine months of 2002.

In the first nine months of 2003, our branded consumables segment reported net sales of $182.0 million compared to $98.7 million in the first nine months of 2002. This increase of 84.4% was principally a result of the Diamond Acquisition, effective February 1, 2003. In addition, the acquisitions of Lehigh and OWD in the third and second quarters of 2003, respectively, contributed to this increase.

In the first nine months of 2003, our consumer solutions segment reported net sales of $130.7 million compared to $77.4 million in net sales for the first nine months of 2002. This increase of 68.8% was principally the result of this segment being acquired in April 2002 and, therefore, net sales for the first nine months of 2003 reflects sales for the full nine month period but net sales for the first nine months of 2002 reflects sales for only a part of the nine month period. Additionally, it is a result of increased U.S. retail sales and international sales for this segment in the second and third quarters of 2003 compared to the same periods in 2002.

In the first nine months of 2003, our plastic consumables segment reported net sales of $80.4 million compared to $54.1 million in the first nine months of 2002. The principal reason for this increase of 48.5% was intercompany sales generated by the addition of the plastic manufacturing business acquired in the Diamond Acquisition. In addition, the intercompany sales resulting from the OWD acquisition in the second quarter of 2003 also contributed to this increase.

In the first nine months of 2003, our other segment reported net sales of $29.7 million compared to $32.7 million in the first nine months of 2002. The principal reason for this decrease of 9.2% was a reduction in our low denomination international coinage business, partially offset during the third quarter of 2003, by increased sales to a major customer as a result of a contractual change whereby this segment took on the responsibility of purchasing the raw material inventory for the customer.

We reported operating earnings of $61.6 million in the first nine months of 2003 compared to operating earnings of $45.5 million in the first nine months of 2002. The principal reason for this increase of $16.1 million, or 35.5%, was that the branded consumables segment's operating earnings increased by $10.5 million from the first nine months of 2002 to the first nine months of 2003, due to the addition of the Diamond Brands and Lehigh product lines acquired, as well as a favorable home canning sales mix due to increased sales of premium products. Also, the operating earnings of the consumer solutions segment increased by $8.7 million, principally due to the acquisition of this business in April 2002 and also its increased net sales in the second and third quarter of 2003 relative to the comparable prior year periods, partially offset by increased litigation costs arising from the ITC action as discussed above. Operating earnings in the first nine months of 2003 for our plastic consumables segment were slightly ahead of the same period in the prior year for the same factors as discussed above under the net sales explanation. Operating earnings in the first nine months of 2003 for our other segment were $1.9 million lower compared to the same period in the prior year due primarily to the effect of the segment's lower net sales.

Gross margin percentages on a consolidated basis decreased to 38.8% in the first nine months of 2003 from 39.3% in the first nine months of 2002. The primary reason for these lower gross margins is the addition of the lower gross margin Diamond Brands product lines and Lehigh business. This effect is partially offset by the benefit of including the higher gross margins of the acquired consumer solutions business for the full nine month period in 2003 but only part of the nine month period in 2002.

Selling, general and administrative expenses increased to $92.1 million in the first nine months of 2003 from $57.5 million in the first nine months of 2002, or, as a percentage of net sales, increased to 23.3% in the first nine months of 2003 from 21.9% in the first nine months of 2002. The increase in dollar terms was principally the result of the acquisitions completed during 2003 and 2002. Also accounting for the increased selling, general and administrative expenses are increased marketing expenditures and legal costs.

Net interest expense increased to $13.3 million for the first nine months of 2003 compared to $8.8 million in the same period last year. This increase resulted from higher levels of outstanding debt in 2003 compared to the same period in 2002, principally due to the respective financings of the Tilia Acquisition, the Diamond Acquisition and the Lehigh Acquisition and the issuance of the New Notes. Our weighted average interest rate in the first nine months of 2003 was lower than the first nine months of 2002.

Our effective tax rate for the first nine months of 2003 was 39.1% compared to an effective tax rate of 26.3% in the first nine months of 2002. At December 31, 2001, we had federal net operating losses that were recorded as a deferred tax asset with a valuation allowance of $5.4 million. Due to the impact of the Job Creation Act and the tax refunds that we received as a result, a net $4.9 million of this valuation allowance was released in the first nine months of 2002 resulting in an income tax provision of $9.7 million. Excluding the release of this valuation allowance our effective tax rate was approximately 39.7% in the first nine months of 2002. Our net income for the first nine months of 2002 would have been $14.6 million or $1.55 per diluted share if this valuation allowance release was excluded (in thousands, except per share amounts):

                                                                                         Nine month
                                                                                        period ended
                                                                                       ----------------
                                                                                        September 30,
                                                                                            2002
                                                                                       ----------------
Income before taxes...............................................................        $ 36,671
Income tax provision, excluding net release of tax valuation allowance............          14,555
                                                                                          --------
Net income, excluding net release of tax valuation allowance......................        $ 22,116
                                                                                          ========
Diluted earnings per share, excluding net release of tax valuation allowance......        $   1.55


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2003, the following changes were made to our capital structure:

     o We completed a public offering of 3,220,000 shares of common stock at $37 per share. Proceeds from the offering, net of underwriting fees and related expenses, totaled approximately $112.3 million;

     o we amended and restated our existing senior credit facility. Our amended and restated senior credit facility ("Amended Credit Agreement") provides for a senior credit facility of up to $280 million of senior secured loans, consisting of a $70 million five-year revolving credit facility, a $60 million five-year term loan facility, and a new $150 million five-year term loan facility.

     o we issued $30 million of New Notes at a price of 106.5% of face value. Gross proceeds were approximately $32.0 million;

     o in conjunction with the timing of the issuance of the New Notes, we entered into a $30 million interest rate swap to receive a fixed rate of interest and pay a variable rate of interest based upon London Interbank Offered Rate ("LIBOR");

     o we issued an aggregate of 239,800 restricted shares of common stock under our 2003 Stock Incentive Plan;

     o approximately $4.9 million in loans to certain officers were repaid in full;

     o we entered into a $37 million interest rate swap to receive a floating rate of interest and pay a fixed rate of interest;

     o we received $3.2 million of cash proceeds, including $1 million of accrued interest, for unwinding our $75 million interest rate swap and contemporaneously replacing it with a new $75 million interest rate swap; and

     o    we repaid $10 million of seller debt financing.

Specifically, on September 30, 2003, we completed a public offering of 3,220,000 shares of common stock at $37 per share. Proceeds from the offering, net of underwriting fees and related expenses, totaled approximately $112.3 million. We expect to use the net proceeds for general corporate purposes, including, but not limited to, potential future acquisitions and debt repayment.

Our Amended Credit Agreement provides for up to $280 million of senior secured loans, consisting of a $70 million revolving credit facility, a $60 million term loan facility, and a newly issued $150 million term loan facility. The new term loan facility bears interest at a rate equal to (i) the Eurodollar Rate (as determined by the Administrative Agent) pursuant to an agreed formula or (ii) a Base Rate equal to the higher of (a) the Bank of America prime rate and (b) the federal funds rate plus 50%, plus, in each case, an applicable margin of 2.75% per annum for Eurodollar loans and 1.75% per annum for Base Rate loans. The pricing and principal of the revolving credit facility and the previously existing term loan did not change. The revolving credit facility continues to have a $15 million letters of credit sublimit and a $10 million swing line loans sublimit. On September 2, 2003, we drew down the full amount of the new $150 million term loan facility, which funds were used principally to pay the majority of the cash consideration for the Lehigh Acquisition.

On May 8, 2003, pursuant to an indenture dated January 29, 2003, as supplemented by a supplemental indenture, dated May 8, 2003, we issued $30 million of New Notes under our shelf registration statement. The net proceeds of the offering were used to reduce the outstanding revolver balances under our senior credit facility. The New Notes were issued at a price of 106.5% of face value.

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

On May 6, 2003, we entered into a $30 million interest rate swap ("New Swap") to receive a fixed rate of interest and pay a variable rate of interest based upon LIBOR. The New Swap is a swap against our 9 3/4% senior subordinated notes issued under an indenture dated April 24, 2002 ("Notes").

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

During October 2003, the terms of all of the restricted shares of common stock issued or scheduled to be issued to Messrs. Franklin and Ashken, in the aggregate amount of 350,000 shares and 130,000 shares, respectively, were amended to state that the restrictions shall lapse upon the earlier of (i) a change in control of the Company; or (ii) the earlier of the Company's common stock achieving a closing price of $42 (up from $35) or the Company achieving annualized revenues of $800 million. However, if such restrictions were to lapse during a period when Mr. Franklin or Mr. Ashken are subject to additional contractual limitations on the sale of securities, the restrictions on such shares would continue until the expiration or waiver of such additional contractual limitations.

Also during the third quarter of 2003, 35,000 restricted shares of common stock were issued to James E. Lillie, the new Chief Operating Officer, and 4,800 restricted shares of common stock were issued to certain key employees of the Company under the Company's 2003 Stock Incentive Plan. The Company issued these shares out of its treasury stock account. The restrictions on Mr. Lillie's shares shall lapse upon the earlier of (i) a change in control of the Company; or (ii) the earlier of the Company's common stock achieving a closing price of $42 (up from $35) or the Company achieving annualized revenues of $800 million. However, if such restrictions were to lapse during a period when Mr. Lillie is subject to additional contractual limitations on the sale of securities, the restrictions on such shares would continue until the expiration or waiver of such additional contractual limitations. The restrictions on the other 4,800 shares will lapse ratably over five years of employment with the Company.

The Company records non-cash compensation expense for its issued and outstanding restricted stock either when the restrictions lapse or ratably over time, when the passage of time is the only restriction. It is anticipated that during the quarter ending December 31, 2003, approximately $21 million of non-cash compensation expense will be incurred related to the lapsing of restrictions over restricted stock. The Company will receive a tax deduction for this non-cash compensation charge.

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

Effective April 2, 2003, we entered into an interest rate swap that converted $37 million of floating rate interest payments under our term loan facility for a fixed obligation that carries an interest rate, including applicable margin, of 4.25% per annum. The swap has interest payment dates that are the same as the term loan facility and it matures on September 30, 2004. The swap is considered to be a cash flow hedge and is also considered to be an effective hedge against changes in the fair value of our floating-rate debt obligation for both tax and accounting purposes. Gains and losses related to the effective portion of the interest rate swap are reported as a component of other comprehensive income and will be reclassified into earnings in the same period that the hedged transaction affects earnings.

In March 2003, we unwound a $75 million interest rate swap to receive a fixed rate of interest and pay a variable rate of interest based upon LIBOR and contemporaneously entered into a new $75 million interest rate swap ("Replacement Swap"). Like the swap that it replaced, the Replacement Swap is a swap against our Notes. The Replacement Swap has a maturity date that is the same as the Notes. Interest is payable semi-annually in arrears on May 1 and November 1. We have accrued interest on the swap at an effective rate of 6.38%.

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

In January 2003, we filed a shelf registration statement, which was declared effective by the Securities and Exchange Commission on January 31, 2003. This shelf registration statement was intended to facilitate our access to growth capital for future acquisitions and allowed us to sell over time up to $150 million of common stock, preferred stock, warrants, debt securities, or any combination of these securities in one or more separate offerings in amounts, at prices and on terms to be determined at the time of the sale. The equity offering completed in September 2003 and the $30 million of New Notes issued in May 2003, were issued under our shelf registration statement and, as such, no further issuances will be made under this registration statement.

As of September 30, 2003, we had $202.2 million outstanding under the term loan facilities and no amounts outstanding under the revolving credit facility of our Amended Credit Agreement. Net availability under the revolving credit agreement was approximately $64.4 million as of September 30, 2003, after deducting $5.6 million of issued letters of credit. We are required to pay commitment fees on the unused balance of the revolving credit facility.

As of September 30, 2003, our long-term debt included approximately $5.6 million of non-debt balances arising from interest rate swap transactions that we had entered into.

Working capital increased to approximately $224.2 million at September 30, 2003 from approximately $101.6 million at December 31, 2002 due primarily to the proceeds from the equity offering completed on September 30, 2003.

Cash flow from operations in the first nine months of 2002 included $38.5 million of tax refunds. Excluding the effect of tax refunds, the Company generated cash flow from operations of $47.1 million in the first nine months of 2003, compared to $29.8 million in the first nine months of 2002.

Capital expenditures were $9.5 million in the first nine months of 2003 compared to $5.0 million for the first nine months of 2002 and are largely related to maintaining facilities, tooling projects, improving manufacturing efficiencies, new information systems and a portion of the costs of the installation of new packaging lines for the branded consumables segment. As of September 30, 2003, we have capital expenditure commitments in the aggregate for all of our segments of approximately $4.1 million, of which $1.9 million relates to the installation of a new management information system for the consumer solutions segment. Additionally, as of September 30, 2003, our other segment had forward buy contracts for the remainder of 2003 to purchase zinc ingots in the aggregate amount of approximately $1.2 million, the majority of which are expected to be used in operations within one year.

We believe that our cash on hand, cash generated from our operations and availability under our Amended Credit Agreement are adequate to satisfy our working capital and capital expenditure requirements for the foreseeable future. However, we may raise additional capital from time to time to take advantage of favorable conditions in the capital markets or in connection with our corporate development activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In general, business enterprises can be exposed to market risks including fluctuations in commodity prices, foreign currency values, and interest rates that can affect the cost of operating, investing, and financing. The Company's exposures to these risks are low. The Company's zinc business has sales arrangements with a majority of its customers such that sales are priced either based upon supply contracts that provide for fluctuations in the price of zinc to be passed on to the customer or are conducted on a tolling basis whereby customers supply zinc to the Company for processing. Such arrangements as well as the zinc business utilizing forward buy contracts reduce the exposure of this business to changes in the price of zinc. The Company's plastic consumables business purchases resin from regular commercial sources of supply and, in most cases, multiple sources. The supply and demand for plastic resins is subject to cyclical and other market factors. With many of our customers, we have the ability to pass through price increases with an increase in our selling price and certain of our customers purchase the resin used in products we manufacture for them.

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

Changes in Eurodollar or LIBOR interest rates would affect the earnings of the Company either positively or negatively depending on the changes in short-term interest rates. Assuming that Eurodollar and LIBOR rates each increased 100 basis points over period end rates on the outstanding term debt and interest rate swaps, the Company's interest expense would have increased by approximately $1.2 million for the nine month period ended September 30, 2003 and $0.4 million for the nine month period ended September 30, 2002. The amount was determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost, short-term investment rates, interest rate swaps and estimated cash flow. Actual changes in rates may differ from the assumptions used in computing this exposure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 8, 2003, our Tilia subsidiaries, Tilia, Inc. and Tilia International, Inc., filed a complaint with the International Trade Commission against Applica Consumer Products, Inc., Applica, Inc., The Rival Company, The Holmes Group, Inc. and ZeroPack Co., Ltd., to enjoin the importation into the United States of certain competitive home vacuum packaging products that we believe infringe on Tilia's patented technology. Tilia has requested interim relief from the International Trade Commission in the form of a Temporary Cease and Desist Order.

ITEM 5. OTHER INFORMATION

On September 30, 2003, we announced that we closed a public offering of 3,220,000 shares of our common stock at $37 per share, including a 420,000 share over-allotment option, which the underwriters exercised on September 29, 2003. Including proceeds from the over-allotment, net proceeds from the offering totaled approximately $112.3 million. The net proceeds are expected to be used for working capital and general corporate purposes, including, but not limited to, potential future acquisitions and debt repayment. CIBC World Markets and Banc of America Securities LLC acted as joint book running managers of the offering. SunTrust Robinson Humphrey and William Blair & Company acted as co-managers of the offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.      EXHIBITS

   Exhibit   Description
   -------   -----------

     1.1 Underwriting Agreement, dated as of September 25, 2003, among Jarden Corporation, CIBC World Markets Corp., and Banc of America Securities LLC (filed as Exhibit 1.1 to our Current Report on Form 8-K, filed with the Commission on September 26, 2003 and incorporated herein by reference).

     10.1 Stock Purchase Agreement, dated as of August 15, 2003, by and among Jarden Corporation, American Manufacturing Company, Inc., and Lehigh Consumer Products Corporation (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on September 5, 2003 and incorporated herein by reference).

     10.2 Amended and Restated Credit Agreement, dated as of September 2, 2003, among Jarden Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Canadian Imperial Bank of Commerce, as Syndication Agent, National City Bank of Indiana and Fleet National Bank, as Co-Documentation Agents (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed with the Commission on September 5, 2003 and incorporated herein by reference).

     10.3 Consolidated Amendment to Guaranty and Security Instruments, dated as of September 2, 2003, among Jarden Corporation, the Guarantors, and Bank of America, N.A., as Administrative Agent (filed as
             Exhibit 10.4 to our Current Report on Form 8-K, filed with the Commission on September 5, 2003 and incorporated herein by reference).

   + 10.4 Employment Agreement, dated as of August 4, 2003, between Jarden Corporation and James E. Lillie (filed as Exhibit 10.9 to our Current Report on Form 8-K, filed with the Commission on September 5, 2003 and incorporated herein by reference).

     10.5 Amendment No. 1, dated as of September 25, 2003, to the Amended and Restated Credit Agreement, by and among Jarden Corporation, Bank of America, N.A., as Administrative Agent, the Lenders signatory thereto and each of the Subsidiary Guarantors (filed as Exhibit
             10.9 to our Current Report on Form 8-K, filed with the Commission on September 26, 2003 and incorporated herein by reference).

   Exhibit   Description
   -------   -----------

   + 10.6 Amended and Restated Employment Agreement, dated as of October 1, 2003, between Jarden Corporation and Martin E. Franklin (filed as
             Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on October 27, 2003 and incorporated herein by reference).

   + 10.7 Amended and Restated Employment Agreement, dated as of October 1, 2003, between Jarden Corporation and Ian G.H. Ashken (filed as
             Exhibit 10.2 to our Current Report on Form 8-K, filed with the Commission on October 27, 2003 and incorporated herein by reference).

   + 10.8 Amendment No. 5, dated as of October 2, 2003, to the Restricted Stock Award Agreement, dated January 2, 2003, between Jarden Corporation and Martin E. Franklin (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed with the Commission on October 27, 2003 and incorporated herein by reference).

   + 10.9 Amendment No. 5, dated as of October 2, 2003, to the Restricted Stock Award Agreement, dated January 2, 2003, between Jarden Corporation and Ian G.H. Ashken (filed as Exhibit 10.4 to our Current Report on Form 8-K, filed with the Commission on October 27, 2003 and incorporated herein by reference).

   + 10.10 Amendment No. 2, dated as of October 2, 2003, to the Restricted Stock Award Agreement, dated May 8, 2003, between Jarden Corporation and Martin E. Franklin (filed as Exhibit 10.5 to our Current Report on Form 8-K, filed with the Commission on October 27, 2003 and incorporated herein by reference).

   + 10.11 Amendment No. 2, dated as of October 2, 2003, to the Restricted Stock Award Agreement, dated May 8, 2003, between Jarden Corporation and Ian G.H. Ashken (filed as Exhibit 10.6 to our Current Report on Form 8-K, filed with the Commission on October 27, 2003 and incorporated herein by reference).

   + 10.12 Amendment No. 2, dated as of October 2, 2003, to the Restricted Stock Award Agreement, dated August 4, 2003, between Jarden Corporation and James E. Lillie (filed as Exhibit 10.7 to our Current Report on Form 8-K, filed with the Commission on October 27, 2003 and incorporated herein by reference).

   *+ 10.13 Amendment No. 6, dated as of October 31, 2003, to the Restricted Stock Award Agreement, dated January 2, 2003, between Jarden Corporation and Martin E. Franklin.

   *+ 10.14 Amendment No. 6, dated as of October 31, 2003, to the Restricted Stock Award Agreement, dated January 2, 2003, between Jarden Corporation and Ian G.H. Ashken.

   *+ 10.15 Amendment No. 3, dated as of October 31, 2003, to the Restricted Stock Award Agreement, dated May 8, 2003, between Jarden Corporation and Martin E. Franklin.

   *+ 10.16 Amendment No. 3, dated as of October 31, 2003, to the Restricted Stock Award Agreement, dated May 8, 2003, between Jarden Corporation and Ian G.H. Ashken.

   *+ 10.17 Amendment No. 3, dated as of October 31, 2003, to the Restricted Stock Award Agreement, dated August 4, 2003, between Jarden Corporation and James E. Lillie.

   * 31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   * 31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   * 32.1 Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
+ This Exhibit represents a management contract or a compensatory plan.

B. REPORTS ON FORM 8-K

We filed a Form 8-K on July 10, 2003, with respect to Item 9, relating to certain disclosure made during an investor presentation on July 9, 2003 concerning: 1) a complaint filed on July 8, 2003 by our Tilia, Inc. and Tilia International, Inc. subsidiaries with the U.S. International Trade Commission; and 2) our sales expectations for the quarter ended June 30, 2003.

We filed a Form 8-K on July 28, 2003, with respect to Items 7 and 9, relating to a press release, dated July 28, 2003, announcing our earnings for the three and six month periods ended June 30, 2003.

We filed a Form 8-K on September 5, 2003, with respect to Items 2, 5, and 7, disclosing that we acquired all of the issued and outstanding stock of Lehigh Consumer Products Corporation ("Lehigh") and closed on an amendment to our senior credit facility, both on September 2, 2003. The report also filed several documents relating to the foregoing as well as (a) audited consolidated balance sheet of Lehigh as of December 31, 2002 and related consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 2002, (b) unaudited consolidated balance sheets of Lehigh as of June 30, 2002 and 2003 and related consolidated statements of income and cash flows for each of the six-month periods ended June 30, 2002 and 2003 and (c) our pro forma condensed consolidated balance sheet as of June 30, 2003 and related condensed consolidated statement of operations for the year ended December 31, 2002 which gave effect to the acquisition of Lehigh as if it had occurred on January 1, 2002.

We filed a Form 8-K on September 9, 2003, with respect to Items 5 and 7, to incorporate the contents of our Preliminary Prospectus Supplement dated September 9, 2003 to our shelf registration statement on Form S-3 (Registration No. 333-102387) (the "Registration Statement") in the Registration Statement.

We filed a Form 8-K on September 26, 2003, with respect to Items 5 and 7: (a) disclosing that on September 25, 2003, we entered into an Underwriting Agreement with CIBC World Markets Corp. and Banc of America Securities LLC relating to the issuance of 2,800,000 shares (excluding underwriters' overallotment option) of our common stock, par value $0.01 per share (the "Shares") under the Registration Statement and that we intend to consummate the sale of the Shares on September 30, 2003; (b) incorporating the contents of our Final Prospectus Supplement dated September 26, 2003 to the Registration Statement in the Registration Statement; and (c) disclosing that on September 25, 2003, we amended our senior credit facility to amend its prepayment section.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               JARDEN CORPORATION



Date: November 13, 2003                        By: /s/ Ian G.H. Ashken
                                                   -------------------
                                                   Ian G.H. Ashken
                                                   Vice Chairman,
                                                   Chief Financial Officer
                                                   and Secretary