Form 10-K
period 2003-12-31
JARDEN CORP
filed 2004-03-12
CIK 895655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

           ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (914) 967-9400
       -------------------------------------------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


   TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------------           -----------------------------------------
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

      AS OF JUNE 30, 2003, THE AGGREGATE MARKET VALUE OF VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $351.8 MILLION BASED UPON THE CLOSING MARKET PRICE ON SUCH DATE AS REPORTED ON THE NEW YORK STOCK EXCHANGE.

      ALL (I) EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT AND (II) ALL PERSONS FILING A SCHEDULE 13D WITH THE SECURITIES AND EXCHANGE COMMISSION IN RESPECT TO REGISTRANT'S COMMON STOCK WHO HOLD 10% OR MORE OF THE REGISTRANT'S OUTSTANDING COMMON STOCK, HAVE BEEN DEEMED, SOLELY FOR THE PURPOSE OF THE FOREGOING CALCULATION, TO BE "AFFILIATES" OF THE REGISTRANT.

      THERE WERE 27,031,233 SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE, AS OF FEBRUARY 13, 2004.


                       DOCUMENTS INCORPORATED BY REFERENCE

      CERTAIN INFORMATION REQUIRED FOR PART III OF THIS REPORT IS INCORPORATED HEREIN BY REFERENCE TO THE COMPANY'S PROXY STATEMENT FOR THE 2004 ANNUAL MEETING OF STOCKHOLDERS, WHICH IS ANTICIPATED TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS FOLLOWING THE END OF THE COMPANY'S FISCAL YEAR.

                               JARDEN CORPORATION
                               INDEX TO FORM 10-K

PART I                                                                                                        PAGE
Item 1.      Business                                                                                           3
Item 2.      Properties                                                                                        13
Item 3.      Legal Proceedings                                                                                 13
Item 4.      Submission of Matters to a Vote of Security Holders                                               14
             Executive Officers of the Company                                                                 14

PART II

Item 5.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
                  of Equity Securities                                                                         15
Item 6.      Selected Financial Data                                                                           16
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations             19
Item 7a.     Quantitative and Qualitative Disclosures About Market Risk                                        34
Item 8.      Financial Statements and Supplementary Data                                                       35
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure              60
Item 9a.     Controls and Procedures                                                                           61

PART III

Item 10.     Directors and Executive Officers of the Registrant                                                62
Item 11.     Executive Compensation                                                                            62
Item 12.     Security Ownership of Certain Beneficial Owners and Management                                    62
Item 13.     Certain Relationships and Related Transactions                                                    63
Item 14.     Principal Accountant Fees and Services                                                            63

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                                   64

Signatures                                                                                                     73

Financial Statement Schedule                                                                                   74

Index to Exhibits                                                                                              75
Exhibits                                                                                                       83

PART I

ITEM 1. BUSINESS

     Jarden Corporation was reincorporated in the State of Delaware in December 2001, having been originally incorporated in the State of Indiana in 1991. We are a leading provider of niche consumer products used in and around the home, under well-known brand names including Ball(R), Bernardin(R), Crawford(R), Diamond(R), FoodSaver(R), Forster(R), Kerr(R), Lehigh(R) and Leslie-Locke(R). In North America, we are the market leader in several targeted consumer categories, including plastic cutlery, home canning, home vacuum packaging, kitchen matches, rope, cord and twine and toothpicks. Many of our products are affordable, consumable and fundamental household staples. Our acquisitions, highly recognized brands, innovative products and multi-channel distribution strategy have resulted in significant growth in revenue and earnings.

     We have achieved leading market positions by selling branded products through a variety of distribution channels, including club, department store, drug, grocery, mass merchant and specialty retailers as well as direct to consumers. By leveraging our strong brand portfolio, category management expertise and superior customer service, we have established and continue to maintain long-term relationships with leading retailers within these channels. For example, we have serviced Wal-Mart and Home Depot since their openings in 1962 and 1978, respectively, and are currently category manager at Wal-Mart for home canning-related products and at Home Depot for cordage. Moreover, several of our leading brands, such as Diamond(R) kitchen matches and Ball(R) jars, have been in continuous use for over 100 years. We continue to expand our existing customer relationships and attract new customers by introducing new product line extensions and entering new product categories.

     We operate three primary business segments: branded consumables, consumer solutions and plastic consumables.

Branded Consumables. We manufacture or source, market and distribute a broad line of branded consumer products that includes clothespins, craft items, food preparation kits, home canning jars, jar closures, kitchen matches, plastic cutlery, rope, cord and twine, storage and workshop accessories, toothpicks and other accessories marketed under the Ball(R), Bernardin(R), Crawford(R), Diamond(R), Forster(R), Kerr(R), Lehigh(R) and Leslie-Locke(R) brand names.

Consumer Solutions. We source, market and distribute an array of innovative kitchen products under the market leading FoodSaver(R) brand name, as well as the VillaWare(R) brand name. We believe that the FoodSaver(R) vacuum packaging system is superior to more conventional means of food packaging, including freezer and storage bags and plastic containers, in preventing dehydration, rancidity, mold, freezer burn and hardening of food. The original FoodSaver(R) product was successfully launched through infomercials and has since expanded its distribution channels to be based primarily on retail customers. In addition to machines, we market and distribute an expanding line of proprietary bags and bag rolls for use with FoodSaver(R) machines, which represents a recurring revenue source, along with accessories including canisters, jar sealers, marinators and wine stoppers. Under the VillaWare(R) brand, we provide high-end kitchen products, such as waffle-makers and panini grills, primarily to the specialty gourmet market.

Plastic Consumables. We manufacture, market and distribute a wide variety of consumer and medical plastic products for customers and our other primary segments. These products include closures, contact lens packaging, plastic cutlery, refrigerator door liners, shotgun shell casings, surgical devices and syringes. Many of these products are consumable in nature or represent components of consumer products.

      In addition to the three primary business segments described above, our other business segment consists primarily of our zinc strip business, which is the largest producer of zinc strip and fabricated products in the United States, including low denomination coins.

COMPETITIVE STRENGTHS

         We believe that the following competitive strengths serve as a foundation for our growth strategy:

Market Leadership Positions. In North America, we are a leader in several targeted consumer categories including retail plastic cutlery, home canning, home vacuum packaging, kitchen matches, rope, cord and twine and toothpicks. We believe that the specialized nature of our niche categories and our leading market shares therein provide us with competitive advantages in terms of demand from major retailers and enhanced brand awareness. We created the home vacuum packaging category at most of our retailers and continue to lead the category by providing innovation and marketing tools to promote the FoodSaver(R) brand and home vacuum packaging to consumers. In addition, our branded consumables business is either the named category manager, sole supplier or one of a select few vendors to the dominant retailers in many of its product lines.

Strong Brand Name Recognition. We have built a portfolio of leading consumer brands, which assists us in gaining retail shelf space and introducing new products. The Ball(R) brand has been in continuous use for over 100 years and is very well recognized within the home food preservation market. In the United States, we believe Kerr(R) is also a widely-recognized home canning brand while Bernardin(R) is the leading home canning brand in Canada. We believe Diamond(R), Forster(R) and FoodSaver(R) are the leading brands in their principal markets and are also well recognized by consumers. We believe our strong brand recognition and consumer awareness, coupled with the long-standing quality of our products, results in significant customer loyalty.

Comprehensive Product Offering. We provide retailers with a comprehensive portfolio of niche consumer products across multiple categories, which adds diversity to our revenues and cash flows. Within these categories, we service the needs of a wide range of consumers and satisfy their different tastes, preferences and budgets. In home canning, we offer a range of branded products to serve the value, mid-tier and premium price points. We offer kitchen matches, plastic cutlery and toothpicks of various counts, sizes and durability. FoodSaver's(R) current offerings are well positioned to take advantage of a "good, better, best" strategy in order to target consumers with various levels of price sensitivity and product sophistication. In high-end kitchen products, we have a range of electrics, cookware and kitchen tools. We also offer a diversified portfolio of consumer products to the home improvement industry, including cordage (e.g. ropes and twines), home storage and organization hardware, workshop accessories and metal security screen doors and fencing. We believe our ability to serve retailers with a broad array of branded products and continually introduce new products will continue to allow us to further penetrate existing customers.

Long-Term Customer Relationships. We have established and continue to maintain strong relationships with our retail customers based, in part, on our portfolio of leading brands, superior customer service and product innovation. We are the named category manager for various products at key retailers, including Wal-Mart, Home Depot and Lowe's, and are the leading supplier for other products for which there is no named category manager. In addition, we have maintained relationships for more than 10 years with virtually all of our key customers. We provide marketing, technical and service support to our retail customers by assisting with category management, in-store merchandising and customized packaging. We also offer end users a broad array of services including product warranties, toll-free customer service numbers and web sites featuring extensive customer service information.

Expertise in Successfully Identifying and Executing Complementary Acquisitions. We believe we have expertise in identifying and acquiring businesses or brands that complement our existing product portfolio. We utilize a systematic, disciplined acquisition strategy to identify candidates that can provide category leading product offerings to be sold through our existing distribution channels or introducing new distribution channels for our existing products. This expertise has resulted in several important strategic acquisitions of complementary businesses, including Tilia, Diamond Brands and Lehigh, which have helped build our portfolio of niche consumer products used in and around the home and strengthened our distribution channels. Moreover, we have developed an operating infrastructure with the proven capability to successfully integrate acquisitions. We believe that our acquisition expertise uniquely positions us to take advantage of future opportunities to acquire complementary businesses or brands.

Recurring Revenue Stream. We derive recurring and, we believe, annually stable sales from many of our leading products due to their affordability and position as fundamental staples within many households. Our clothespins, jar closures, kitchen matches, plastic cutlery, rope, cord and twine and toothpicks exemplify these traits. Moreover, we believe that as the installed base of FoodSaver(R) appliances increases, our patented disposable storage bags and related accessories used with the FoodSaver(R) appliances will constitute an increasing percentage of total FoodSaver(R) revenues. In each of the last six years the sales of consumable bags and accessories as a percentage of total net sales of FoodSaver's(R) products has increased.

Low Cost Manufacturing. We believe we excel at manufacturing programs involving high volumes with superior efficiencies, low cost and exceptional quality. We have organized the production runs of our branded consumable product lines to minimize the number of manufacturing functions and the frequency of material handling. We also utilize, where practical, a flexible process which uses cellular manufacturing to allow a continuous flow of parts with minimal set up time. Our efficient and automated plastic cutlery manufacturing operations enable us to produce, count and package plastic cutlery ready for retail distribution with minimal labor costs.

We also utilize an efficient outsourced manufacturing network of suppliers for certain of our branded consumables and consumer solutions products. Many of these relationships are long-term; affording us increased flexibility and stability in our operations. Appliances, bags and accessories are sourced from several facilities throughout Asia and the United States. This diverse network allows us to maintain multiple sources of quality products while keeping price points competitive and provides us with quick response, special order service and low-cost/high-volume production capacity. We believe our service levels, including fill rates, are attractive compared to our competitors.

Proprietary and Patented Technology. We believe we have proprietary expertise in the design, development and manufacture of certain of our products supported by patented technology, affording us a competitive advantage and enabling us to maintain our market leading positions. We own patents on our FoodSaver(R) home vacuum packaging systems and on the bags used for vacuum sealing. Our first-to-market advantage, our patent protection and our well-developed manufacturing relationships have enabled us to maintain our role as the market leader within the home vacuum packaging category. For our home canning products, we have developed a proprietary two-piece closure system incorporating a plastisol sealant that differentiates our jar lids from those of competitors.

Proven and Incentivized Management Team. Our management team has a proven track record of successful management with positive operating and shareholder results. Our management team is led by Martin E. Franklin, our Chairman and Chief Executive Officer, and Ian G.H. Ashken, our Vice Chairman and Chief Financial Officer, both of whom joined Jarden in 2001 and who collectively beneficially own approximately 6% of our common stock. In 2003, we hired James E. Lillie, our President and Chief Operating Officer. Mr. Lillie brings 14 years of executive officer experience to Jarden, principally in the operations and integration areas. Each of our operating businesses is managed by professionals with an average of over 20 years of experience. Senior operating managers also participate in our equity incentive programs, and cash incentive compensation is primarily based on attaining selected financial performance targets.


GROWTH STRATEGY

      Our objective is to increase revenue, cash flow and profitability while growing our position as a leading manufacturer, marketer and distributor of niche, branded consumer products used in and around the home. Our strategy for achieving these objectives includes the following key elements:

Further Penetrate Existing Distribution Channels. We will seek to further penetrate existing distribution channels to drive organic growth by capitalizing on our strong existing customer relationships and attracting new customers. We intend to further penetrate existing customers by continuing to (i) provide quality products, (ii) efficiently and consistently fulfill logistical requirements and volume demands, (iii) provide comprehensive product support from design to after-market customer service and (iv) cross-sell our branded consumables and consumer solutions products and accessories to our extensive combined customer base. As a result of our cross-selling initiatives, FoodSaver(R) products are now being sold through the grocery and hardware channels, where we previously sold primarily branded consumable products. Similarly, we believe there is potential to introduce our home canning products into leading home improvement retailers as a result of Lehigh's strong relationships in this category and to introduce our food preservation products into the specialty gourmet market as a result of VillaWare's(R) strong reputation in that category. We intend to attract new customers through our portfolio of leading brands, innovative products and superior customer service.

Introduce New Products. To drive organic growth from our existing businesses, we intend to continue to leverage our strong brand names, customer relationships and proven capacity for innovation to develop new products and product extensions in each of our major product categories. For example, our branded consumables business has targeted several new product introductions and extensions, such as its Fresh-N-Fun Ball(R) home canning-related kits that provide consumers a more convenient and recreational experience, its easy to deliver cordage dispenser, an improved Shake-A-Pick(R) toothpick dispenser, a branded multi-purpose work bench and Diamond(R) multi-purpose lighters with unique features including Long Reach(TM) and Telescopic(TM) that fulfill specific consumer needs. Also in 2003, we successfully launched our White River Farms(R) branded cookie mixes-in-a-jar on a popular televised shopping channel.

Pursue Strategic Acquisitions. We anticipate that the fragmented nature of the niche consumer products market will continue to provide significant opportunities for growth through strategic acquisitions of complementary businesses. Our acquisition strategy will continue to focus on businesses or brands with product offerings that provide expansion into related categories and can be marketed through our existing distribution channels or provide us with new distribution channels for our existing products, thereby increasing marketing and distribution efficiencies. Furthermore, we seek acquisition candidates with attractive margins, strong cash flow characteristics, category leading positions and products that generate recurring revenue. Our acquisitions of Tilia, Diamond Brands and Lehigh are examples of our ability to implement this acquisition strategy. We anticipate that future acquisitions will be financed through a combination of cash on hand, operating cash flow, debt and equity.

Expand Internationally. Historically, we have focused primarily on North American sales while establishing a limited sales presence internationally. In 2003, sales outside of North America still represented less than 2% of sales, despite almost doubling in 2003 compared to 2002. We intend to expand our international sales primarily by developing distribution channels for certain of our existing products and by pursuing strategic acquisitions of foreign businesses with established complementary distribution channels. We are in the early stages of implementing our proven North American home vacuum packaging product introduction strategy in Asia and Europe, where we have recently entered into limited distribution agreements for our FoodSaver(R) products. In these markets, we intend to follow the successful strategy we implemented in North America by initially utilizing direct to consumer sales, including infomercials, to build consumer awareness and generate retail demand. Once a critical mass of consumer sales and interest has been established, we intend to launch FoodSaver(R) products through traditional retail channels.


BRANDED CONSUMABLES

      On February 7, 2003, we acquired substantially all of the assets of Diamond Brands International, Inc. and its subsidiaries ("Diamond Brands"), a provider of plastic cutlery, clothespins, kitchen matches and toothpicks. On September 2, 2003, we acquired all of the issued and outstanding stock of Lehigh Consumer Products Corporation and its subsidiary ("Lehigh"), the largest supplier of rope, cord and twine for the U.S. consumer marketplace and a leader in innovative storage and organization products and workshop accessories for the home and garage as well as products in the security screen door and ornamental metal fencing market. The discussion below incorporates these acquired businesses.

      We manufacture, market and distribute a broad line of branded products that includes clothespins, craft items, food preparation kits, home canning jars, jar closures, kitchen matches, plastic cutlery, rope, cord and twine, storage and workshop accessories, toothpicks and other accessories.

      We sell a variety of branded consumable products detailed in the chart below:

Selected Owned and Licensed Brands      Selected Products
----------------------------------      -----------------
Ball(R), Bernardin(R)and Kerr(R)        Home canning jars in various sizes,
                                        consumable decorative and functional
                                        lids, food preparation kits, home
                                        canning accessories

Diamond(R)and Forster(R)                Kitchen matches, plastic cutlery,
                                        toothpicks, clothespins, wood craft
                                        items, fire starters, book matches,
                                        straws

Lehigh(R)and Crawford(R)                Ropes in synthetic and natural fiber,
                                        clotheslines and related hardware,
                                        twines, rubber tie downs

Storehorse(R), Crawford(R)
   and Leslie-Locke(R)                  Metal and plastic sawhorses,
                                        multi-purpose workbenches, garage
                                        storage and organization products,
                                        security screen doors and ornamental
                                        metal fencing and related products

Customers

      We have long-standing relationships with a diverse group of retail, wholesale and institutional customers in North America. We sell through a wide variety of retail formats, including grocery stores, mass merchants, department stores, value retailers, home improvement stores and craft stores. Our principal branded consumable customers include Albertson's, Dollar General, Home Depot, Kroger, Lowe's and Wal-Mart, among others.

Sales and Marketing

      For our branded consumables sales efforts we utilize an internal sales, marketing and customer service staff, supported by a network of outside sales representatives. Regional sales managers are organized by geographic area and are responsible for customer relations management, pricing and distribution strategies, and sales generation. Also, responsibility for key accounts and product lines in our home improvement market is divided amongst managers, who are primarily responsible for building and maintaining relationships with leading customers such as Home Depot and Lowe's. Our marketing and sales departments work closely together to develop pricing and distribution strategies and to design packaging and develop product line extensions and new products. In the home improvement market, our sales and marketing staff is supplemented by independent sales rep organizations, which provide in-store merchandising services and assist the store personnel with stocking, promotional programs and shelf set maintenance.

      We have employed a two-tier marketing strategy for our line of home canning and plastic cutlery products. The Ball(R), Kerr(R), Diamond(R) and Forster(R) brand names are marketed as premium and specialty products. For the more price-conscious consumer, we have positioned Golden Harvest(R) and Lady Dianne(R) as our value-priced brands, which have allowed us to minimize the cannibalization from our family of products by lower-priced, discount store brands. Also, for our plastic cutlery products we manufacture certain private label products.

Distribution and Fulfillment

      We distribute the majority of our branded consumable products through a number of in-house distribution centers and third party warehouses throughout North America. Whenever possible, we utilize highly automated packaging equipment, allowing us to maintain our efficient and effective logistics and freight management processes. We also work with outsourced providers for the delivery of our products in order to ensure that as many shipments as possible are processed as full truckloads, saving significant freight costs.

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

      We manufacture kitchen matches, toothpicks and craft items at our Minnesota location. The plant purchases local wood that we convert into veneer, from which we saw, stamp and mold the various wood shapes. The shapes are dried and polished to prepare them for packing. The kitchen match products are put through a secondary manufacturing process to apply the match head and prepare it for packing and shipping to our customers.

      We manufacture products for the home improvement industry utilizing U.S., Mexican and Asian-based manufacturing. North American manufacturing is utilized for shorter runs and special orders. We operate facilities in Macungie, Pennsylvania; Compton, California; and Merida, Mexico. Our Asian sourcing is comprised of several long-standing sourcing relationships. We have strategic alliances with several Chinese contract manufacturers that have proven to be reliable sources. The combination of flexible, short-run North American operations and low-cost Asian sourcing has allowed us to provide our customers with high quality and low-cost products at industry-leading fill rates.

Raw Materials and Sourcing of Product

      Most of our glass canning jars are supplied under a multi-year supply agreement. Such glass materials are also available from other sources at competitive prices. The tin plate, nylon, metal and resin used in the manufacture of our branded consumables are supplied by multiple vendors and are currently available from a variety of sources at competitive prices. Our wood is also supplied by multiple vendors and is readily available to our wood manufacturing plants from local suppliers. Our plastic cutlery is sourced from our plastic consumables segment.

      Historically, the raw materials and components that are necessary for the manufacture of our products have been available in the quantities that we require.

Intellectual Property

      We believe that none of our active trademarks or patents is essential to the successful operation of our business as a whole. However, one or more trademarks or patents may be material in relation to individual products or product lines such as our rights to use the Ball(R), Bernardin(R), Crawford(R), Diamond(R), Forster(R), Kerr(R), Lehigh(R), Leslie-Locke(R) and Storehorse(R) brand names in connection with the sale of our branded consumables.

      Pursuant to the terms of the 1993 distribution agreement with Ball Corporation ("Ball"), we were granted a perpetual, royalty-free license to use the Ball(R) brand name for our branded consumables. In the event of a change of control of Jarden which has not received the approval of a majority of our board of directors or causes us to be controlled or majority owned by a competitor of Ball, Ball has the option to terminate our license to use the Ball(R) brand name. Pursuant to the terms of an agreement with Kerr Group, Inc. ("Kerr"), we have a perpetual, royalty-free and exclusive, worldwide license to use the Kerr(R) brand name for our branded consumables. However, in the event of a change of control of Jarden which has not received the approval of a majority of our board of directors, Kerr has the option to terminate our license to use the Kerr(R) brand name.

Competition

      Although, we are a leading provider of retail plastic cutlery, home canning products, kitchen matches, rope, cord and twine and toothpicks in North America, we have direct competitors in most of our niche markets. In addition to direct competitors, in the market for home canning we compete with companies who specialize in other food preservation mediums such as freezing and dehydration. The market for plastic cutlery is extremely price sensitive and our competitors include Far East and domestic suppliers.

Seasonality

      Sales of our home canning products generally reflect the pattern of the growing season and retail sales of our plastic cutlery are concentrated in the summer months and holiday periods. Sales of our home improvement products are concentrated in the spring and summer months. Sales of all these products may be negatively impacted by unfavorable weather conditions and other market trends. Periods of drought, for example, may adversely affect the supply and price of fruit, vegetables, and other foods available for home canning.


CONSUMER SOLUTIONS

      On April 24, 2002, we acquired the business of Tilia International, Inc. and its subsidiaries ("Tilia"). The discussion below incorporates this acquired business.

      We source, market and distribute an array of innovative kitchen products under the market leading FoodSaver(R) brand name, as well as the VillaWare(R) brand name. We believe that the FoodSaver(R) vacuum packaging system is superior to more conventional means of food packaging, including freezer and storage bags and plastic containers, in preventing dehydration, rancidity, mold, freezer burn and hardening of food. The original FoodSaver(R) product was successfully launched through infomercials and has since expanded its distribution channels to be based primarily on retail customers. In addition to machines, we market and distribute an expanding line of proprietary bags and bag rolls for use with FoodSaver(R) machines which represent a recurring revenue source, along with accessories including canisters, jar sealers and wine stoppers. Under the VillaWare(R) brand name, we provide high-end kitchen products, such as waffle-makers and panini grills, primarily to the specialty gourmet market.

Customers

      We sell through a diverse group of leading wholesale and retail customers in North America and distributors in selected international markets. We have successfully penetrated several traditional retail channels including mass merchants, warehouse clubs and specialty retailers and also sell through direct-to-consumer channels, primarily infomercials. Our leading retail customers in this segment include Bed Bath and Beyond, Costco, Kohl's, Target, Wal-Mart and Williams-Sonoma, among others.

Sales and Marketing

      Our consumer solutions sales efforts are led by our internal sales force, which manages house accounts and oversees independent manufacturer representatives. We also sell directly to the consumer through television infomercials, the Internet and other direct to consumer promotions. In addition to generating direct sales, the infomercials serve as an advertising tool creating awareness and demand at retail stores for the product line. Our marketing and sales departments work closely together to develop customized product line and pricing strategies to meet our customers' specialized needs. Our marketing department is implementing a strategy to drive sustained growth over the next few years. Advertising and brand-building programs will extend beyond infomercials. We believe that new product innovation will increasingly capitalize on consumer segmentation opportunities in vacuum packaging and in other food preservation categories. We believe that our retail position will be reinforced by channel marketing initiatives that optimize category volume and profitability for retailers. We intend to expand direct marketing activities to reinforce the brand loyalty and usage rates for bags and accessories.

Distribution and Fulfillment

      We utilize a combination of third party and owned warehouses in the United States and Canada to distribute our consumer solutions products.

Manufacturing

      Our research and development department designs and engineers home vacuum packaging and electric kitchen products in the United States, sets strict engineering specifications for the third-party manufacturers and ensures our proprietary manufacturing expertise despite outsourced production. We maintain control over all critical production molds. In order to ensure the quality and consistency of our products manufactured by third party manufacturers in Asia, we employ a team of inspectors who inspect the products we purchase on site at the factories and ensure compliance with our strict quality standards. Products are currently sourced through multiple key suppliers in China, Taiwan, Korea and the United States.

Intellectual Property

      We own the rights to the FoodSaver(R) brand for use in home vacuum packaging machines, bags and related products and believe there is significant value in this trademark. Additionally, we hold patents throughout many primary worldwide markets that cover various aspects of the FoodSaver(R) machine, as well as the related bags and accessories. We have pending patent applications for continually advancing bag and vacuum packaging technologies.

     Tilia has filed a complaint with the International Trade Commission ("ITC") against Applica Consumer Products, Inc., Applica, Inc., The Rival Company, The Holmes Group, Inc. and ZeroPack Co., Ltd., to enjoin the importation into the U.S. of certain competitive home vacuum packaging products that we believe infringe our patented technology. Since the filing of that complaint, Tilia has entered into a confidential settlement agreement with The Rival Company and The Holmes Group pursuant to which the parties have requested that the ITC terminate the investigation as it relates to The Rival Company and The Holmes Group. Tilia is vigorously pursuing its claims against Applica Consumer Products, Inc., Applica, Inc. and ZeroPack Co., Ltd., as we believe that if the ITC fails to enjoin the importation of these products, our consumer solutions business may be irreparably harmed by (i) being forced to sell products at reduced margins, and
(ii) having the entire market for home vacuum packaging products disrupted by the introduction of low quality products.

Competition

      Our FoodSaver(R) appliances and bags compete with marketers of "conventional" food storage solutions, such as non-vacuum plastic bags and containers. In addition, our competitors include other manufacturers of home sealing appliances that heat- or vacuum- seal bags, however, as household penetration of home vacuum packaging systems increases, we expect that more competitors will enter the market. There are also several companies that manufacture industrial and commercial vacuum packaging products, but we do not believe that these manufacturers have attempted to enter the household marketplace. Our electric kitchen products compete with a variety of manufacturers, small and large, producing products at the high end of the market.

Seasonality

      Sales of our FoodSaver(R) and VillaWare(R) products generally are strongest in the fourth quarter preceding the holiday season and may be negatively impacted by unfavorable retail conditions and other market trends.


PLASTIC CONSUMABLES

      We manufacture, market and distribute a wide variety of plastic products including closures, contact lens packaging, plastic cutlery, refrigerator door liners, shotgun shell casings, surgical devices and syringes. Many of these products are consumable in nature or represent components of consumer products.

      On February 7, 2003, in conjunction with the acquisition of the business of Diamond Brands, this segment began manufacturing plastic cutlery. In 2001, this segment included the results of our underperforming thermoformed plastics operations, which was sold effective November 26, 2001.

Customers

      We sell primarily to major companies in the healthcare and consumer products industries. Our leading customers include CIBA Vision, Johnson & Johnson, Scotts, Whirlpool and Winchester. We also supply plastic products and parts to both our branded consumables (plastic cutlery and closures) and consumer solutions (plastic containers) segments.

Sales and Marketing

      Our internal sales force and marketing department focus their efforts in those markets that require high levels of precision, quality and engineering expertise. There is potential for continued growth in all product lines, especially in the healthcare market, where our quality, service and "clean room" molding operations are critical competitive factors.

Manufacturing

      We manufacture our plastic consumable products at six owned U.S. facilities and one leased U.K. facility. The injection-molding process involves converting plastic resin pellets to a fluid state through elevated temperature and pressure, at which point the resin is injected into a mold where it is then formed into a finished part. Molded parts are usually small, intricate components that are produced using multi-cavity tooling. Post-molding operations employ robotics and automation for assembly and packaging. The thermoforming process is an operation in which plastic sheet, which we extrude from plastic resin pellets, is converted into a formed product using precision molds and the application of heat. After the product is formed, the process of removing the excess material, or trimming, is generally performed by automated equipment programmed to execute the appropriate steps to produce the finished part to the customer's specifications.

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


OTHER

     In addition to the three primary business segments described above, our other business consists primarily of our zinc strip business, which is the largest North American producer of niche products fabricated from solid zinc strip. We are the sole source supplier of copper plated zinc penny blanks to both the United States Mint and the Royal Canadian Mint as well as a supplier of low denomination coinage to other international markets. In addition, we manufacture a line of industrial zinc products marketed globally for use in the plumbing, automotive, electrical component and architectural markets, and the Lifejacket(R) Cathodic Protection System.


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


EMPLOYEES

     We employ approximately 2,400 people. Approximately 400 union workers are covered by four collective bargaining agreements at three of our U. S. facilities. These agreements expire at our jar closure facility (Muncie, Indiana) in October 2006, at our kitchen match and toothpick manufacturing facility (Cloquet, Minnesota) in February 2006, and at our metals facility (Greeneville, Tennessee) in October 2007.

     We have not experienced a work stoppage during the past five years. Management believes that its relationships with our employees and collective bargaining unions are satisfactory.


BACKLOG

     As of December 31, 2003, the branded consumables and consumer solutions segments had a backlog of orders of $6.4 million and $6.2 million, respectively. In our remaining segments, we typically sell under supply contracts for minimum (generally exceeded) or indeterminate quantities and, accordingly, we do not track backlog information. There can be no assurance that orders comprising the backlog will be realized as revenue.


RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred in connection with our internal programs for the development of products and processes and have not been material in recent years.


RECENT DEVELOPMENTS

     On February 24, 2004, we executed a securities purchase agreement to acquire all of the capital stock of Bicycle Holding, Inc. ("BHI"), including its wholly owned subsidiary United States Playing Card Company ("USPC"), a privately held leading producer and distributor of premium playing cards, including the Bee(R), Bicycle(R), Aviator(R) and Hoyle(R) brands, for approximately $232 million. The transaction is expected to close by the third quarter of 2004, subject to Hart-Scott-Rodino approval, gaming industry related regulatory approvals, BHI shareholder execution and approval and other conditions. USPC is the largest manufacturer and distributor of playing cards, children's card games, collectible tins, puzzles and card accessories for the North American retail market and through its subsidiaries, including USPC, BHI is the largest supplier of premium playing cards to casinos worldwide. It is anticipated that we will purchase not less than 75% of the capital stock of BHI at closing and that the remainder of the capital stock will be purchased according to the terms of a put/call agreement within one year of closing. In addition to the purchase price, the agreement includes an earn-out provision with a total potential payment in cash or our common stock of up to $10 million based on achieving future growth targets. If paid, we expect to capitalize the cost of the earn-out. No assurances can be given that the acquisition of BHI will be consummated or, if such acquisition is consummated, as to the final terms of such acquisition. Copies of the purchase agreement and related put/call agreement are attached to this report as Exhibits 2.7 and 2.8, respectively, and are incorporated herein by reference as though fully set forth herein. The foregoing summary description of the purchase agreement, the put/call agreement and the transactions contemplated thereby are not intended to be complete and are qualified in their entirety by the complete texts of the purchase agreement and the put/call agreement.

WEB SITE ACCESS DISCLOSURE

     Our internet Web site address is http://www.jarden.com. We make available free of charge through our Web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the proxy statement for our annual meeting of stockholders, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our Web site, by the end of the business day after filing. All of these materials are located at the "Investor Relations" tab.

     Our Web site also includes the following corporate governance materials, at the tab "Corporate Governance": our Business Conduct and Ethics Policy; our Board Governance and Conduct Policy; our Management and Directors; our Committee Composition; our Inside Transactions; and the charters of our Board committees. These corporate governance materials are also available in print upon request by any stockholder to our Investor Relations department at our corporate headquarters.

     Information on our Web site does not constitute part of this filing on Form 10-K.

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


ITEM 2.  PROPERTIES

     The Company's properties are well maintained, considered adequate and being utilized for their intended purposes. Information regarding the approximate size of principal manufacturing, warehousing and office facilities is provided below:

                                                                                              Approximate
Location                            Type of Use                     Business Segment          Square Feet       Owned/Leased
---------                           -----------                     ----------------          -----------       ------------
Cloquet, Minnesota                  Manufacturing                   Branded Consumables       290,000           Owned
Macungie, Pennsylvania              Manufacturing/Warehousing       Branded Consumables       270,000           Leased
Muncie, Indiana                     Manufacturing                   Branded Consumables       173,000           Owned
Compton, California                 Manufacturing/Warehousing       Branded Consumables       172,000           Leased
Kansas City, Missouri               Warehousing                     Branded Consumables       150,000           Leased
Wilton, Maine                       Warehousing                     Branded Consumables       150,000           Owned
Merida, Mexico                      Manufacturing                   Branded Consumables       120,000           Owned
Tupper Lake, NY                     Manufacturing                   Plastic Consumables       159,000           Owned
Fort Smith, Arkansas                Manufacturing/Warehousing       Plastic Consumables       140,000           Owned
East Wilton, Maine                  Manufacturing                   Plastic Consumables        85,000           Owned
Reedsville, Pennsylvania            Manufacturing/Warehousing       Plastic Consumables        73,000           Owned
Greenville, South Carolina          Manufacturing/Warehousing       Plastic Consumables        48,000           Owned
Springfield, Missouri               Manufacturing/Warehousing       Plastic Consumables        43,000           Owned
Greeneville, Tennessee              Manufacturing/Warehousing       Other                     320,000           Owned
San Francisco, California           Offices                         Consumer Solutions         49,000           Leased
Cleveland, Ohio                     Office/Warehousing              Consumer Solutions         97,000           Leased
Rye, New York                       Corporate offices               -------                     4,700           Leased


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

     The executive officers of the Company are as follows:

     Martin E. Franklin, age 39, is Chairman and Chief Executive Officer of the Company. Mr. Franklin was appointed to the Board of Directors on June 25, 2001 and became Chairman and Chief Executive Officer effective September 24, 2001. Mr. Franklin is also a principal and executive officer of a number of private investment entities. Mr. Franklin was the Chairman of the Board of Directors of Bolle, Inc. from February 1997 until February 2000. Mr. Franklin has previously held positions as Chairman and Chief Executive Officer of Lumen Technologies, Inc. from May 1996 to December 1998, and Benson Eyecare Corporation from October 1992 to May 1996. Since January 2002, Mr. Franklin has served as the Chairman of the Board and a director of Find/SVP, Inc., a Nasdaq OTC Bulletin Board company. Mr. Franklin also serves as a director of Bally Total Fitness Holding Corporation, a New York Stock Exchange Company.

     Ian G.H. Ashken, age 43, is Vice Chairman and Chief Financial Officer of the Company. Mr. Ashken was appointed to the Board of Directors on June 25, 2001 and became Vice Chairman, Chief Financial Officer and Secretary effective September 24, 2001. Mr. Ashken is also a principal and executive officer of a number of private investment entities. Mr. Ashken was the Vice Chairman of the Board of Directors of Bolle, Inc. from December 1998 until February 2000. From February 1997 until his appointment as Vice Chairman, Mr. Ashken was the Chief Financial Officer and a director of Bolle. Mr. Ashken previously held positions as Chief Financial Officer and a director of Lumen Technologies, Inc. from May 1996 to December 1998 and Benson Eyecare Corporation from October 1992 to May 1996.

      James E. Lillie, age 42, is President and Chief Operating Officer of the Company. Mr. Lillie joined the Company in August 2003 as Chief Operating Officer and assumed the additional title and responsibilities of President, effective January 2004. From 2000 to 2003, Mr. Lillie served as Executive Vice President of Operations at Moore Corporation, Limited, a diversified commercial printing and business communications company. From 1999 to 2000, Mr. Lillie served as Executive Vice President of Operations at Walter Industries, Inc., a Kohlberg, Kravis, Roberts & Company (KKR) portfolio company. From 1990 to 1999, Mr. Lillie held a succession of managerial human resources, manufacturing, finance and operations positions at World Color, Inc., another KKR portfolio company.

     Desiree DeStefano, age 36, serves as the Company's Senior Vice President, working in the areas of finance, treasury, compliance and acquisitions. Ms. DeStefano joined the Company as Chief Transition Officer and Vice President in 2001. From 2000 to 2001, Ms. DeStefano served as Chief Financial Officer of Sports Capital Partners, a private equity investment fund. Ms. DeStefano served as Vice President of Bolle, Inc. from 1998 to 2000. From 1996 to 1998, Ms. DeStefano was Vice President of Lumen Technologies, Inc. prior to that, Ms. DeStefano held similar positions at Benson Eyecare Corporation and was an audit senior at Price Waterhouse LLP.

     J. David Tolbert, age 43, is Vice President, Human Resources and Administration of the Company. From April 1997 to October 1998, Mr. Tolbert served as Vice President, Human Resources and Corporate Risk of the Company. From October 1993 to April 1997, Mr. Tolbert served as Director of Human Resources of the Company. Since joining Ball Corporation in 1987, Mr. Tolbert served in various human resource and operating positions of Ball's and the Company's former Plastic Packaging division.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES


     Jarden Corporation ("Jarden") common stock is traded on the New York Stock Exchange under the symbol "JAH." There were approximately 3,304 common stockholders of record on February 13, 2004. Jarden currently does not and does not intend to pay cash dividends on its common stock in the foreseeable future, and is restricted from doing so under the terms of its credit facility and the indenture governing its senior subordinated notes (See Management's Discussion and Analysis of Financial Condition and Results of Operations). Cash generated from operations will be used for general corporate purposes, including acquisitions and supporting organic growth.

     The table below sets forth the high and low sales prices of the Company's common stock as reported on the New York Stock Exchange for the periods indicated. All prices have been adjusted to reflect the 3-for-2 stock split that occurred during the fourth quarter of 2003:

                            FIRST       SECOND       THIRD       FOURTH
                           QUARTER     QUARTER      QUARTER      QUARTER
                          ---------   ---------    ---------    ---------
2003
----
High ...............       $ 18.83     $ 21.79      $ 26.84      $ 28.79
Low ................       $ 14.57     $ 16.97      $ 17.67      $ 23.38
                          ---------   ---------    ---------    ---------
2002
----
High ...............       $ 10.00     $ 13.31      $ 18.31      $ 18.47
Low ................       $  5.05     $  8.83      $ 12.23      $ 13.33
                          ---------   ---------    ---------    ---------

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables set forth our selected financial data as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999. The selected financial data set forth below has been derived from our audited consolidated financial statements and related notes thereto where applicable for the respective fiscal years. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as our consolidated financial statements and notes thereto. These historical results are not necessarily indicative of the results to be expected in the future. The results of Tilia, Diamond Brands and Lehigh are included from April 1, 2002, February 1, 2003 and September 2, 2003, respectively.

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------------------------------
                                            2003         2002           2001             2000           1999
                                          (a) (b)       (c) (d)          (e)              (f)            (g)
                                         ---------     ---------      ---------        ---------      ---------
                                                     (dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales ............................   $ 587,381     $ 367,104      $ 304,276        $ 356,123      $ 356,525
Costs and expenses:
     Cost of sales ...................     362,379       216,629        232,634          274,248        256,201
     Selling, general and
        administrative expenses ......     131,719        85,366         52,552           56,109         54,923
     Restricted stock charge (k) .....      21,833          --             --               --             --
     Goodwill amortization ...........        --            --            5,153            6,404          4,605
     Special charges and
        reorganization expenses (h) ..        --            --            4,978              380          2,314
     Loss (gain) on divestiture of
        assets and product lines .....        --            --          122,887             --          (19,678)
                                         ---------     ---------      ---------        ---------      ---------
Operating earnings (loss) ............      71,450        65,109       (113,928)          18,982         58,160
Interest expense, net ................      19,184        12,611         11,791           11,917          8,395
Loss from early extinguishment of
   debt (i) ..........................        --            --             --               --            1,663

Income tax  provision (benefit) ......      20,488        16,189        (40,443)           2,402         18,823
Minority interest in gain (loss) of
   consolidated subsidiary ...........        --            --              153             (259)          --
                                         ---------     ---------      ---------        ---------      ---------
Income (loss) from continuing
operations ...........................      31,778        36,309        (85,429)           4,922         29,279
Loss from discontinued operations ....        --            --             --               --              (87)
                                         ---------     ---------      ---------        ---------      ---------
Net income (loss) ....................    $ 31,778     $  36,309      $ (85,429)       $   4,922      $  29,192
                                         =========     =========      =========        =========      =========
Basic earnings (loss) per share (j):
Income (loss) from continuing
operations ...........................    $   1.40     $    1.73      $   (4.47)       $    0.26      $    1.45
Loss from discontinued operations ....        --            --             --               --             (.01)
                                         ---------     ---------      ---------        ---------      ---------
                                          $   1.40     $    1.73      $   (4.47)       $    0.26      $    1.44
                                         =========     =========      =========        =========      =========
Diluted earnings (loss) per share (j):
Income (loss) from continuing
operations ...........................    $   1.35     $    1.68      $   (4.47)       $    0.26      $    1.43
Loss from discontinued operations ....        --            --             --               --             (.01)
                                         ---------     ---------      ---------        ---------      ---------
                                          $   1.35     $    1.68      $   (4.47)       $    0.26      $    1.42
                                         =========     =========      =========        =========      =========

                                                    AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                   -------------------------------------------------------------------
                                      2003         2002         2001           2000           1999
                                    (a) (b)       (c) (d)        (e)            (f)            (g)
                                   ----------   -----------   -----------    -----------    ----------
                                                                  (dollars in thousands)
OTHER FINANCIAL DATA:
EBITDA (k) ...................     $  86,495     $  75,110     $ (95,284)     $  40,552     $  74,194
Cash flows from operations (l)        73,798        69,551        39,857         19,144        22,324
Depreciation and amortization         15,045        10,001        18,797         21,311        17,697
Capital expenditures .........        12,822         9,277         9,707         13,637        16,628

BALANCE SHEET DATA:
Cash and cash equivalents ....     $ 125,400     $  56,779     $   6,376      $   3,303     $  17,394
Working capital ..............       242,039       101,557         8,035         22,975        54,611
Total assets .................       759,674       366,765       162,234        310,429       340,364
Total debt ...................       387,382       216,955        84,875        137,060       140,761
Total stockholders' equity ...       249,905        76,764        35,129        118,221       123,025


(a) 2003 includes a non-cash restricted stock charge of $21.8 million. Adjusting for the non-cash restricted stock charge, the Company's diluted earnings per share for 2003 would have been $1.91. Diluted earnings per share, excluding the non-cash restricted stock charge is a non-GAAP financial measure and it is presented in this Form 10-K because it is a basis upon which our management has assessed its financial performance in 2003. Additionally, the Company's credit agreement has provided for the non-cash restricted stock charge to be excluded in calculations used for determining whether the Company is in compliance with certain credit agreement covenants. This calculation is a measure of the Company's performance that is not required by, or presented in accordance with, GAAP. As such it should not be considered as an alternative to diluted earnings per share in accordance with GAAP. A reconciliation of the calculation of diluted earnings per share, excluding the non-cash restricted stock charge, is presented below.

(b) The results of Diamond Brands and Lehigh are included from February 1, 2003 and September 2, 2003, respectively.

(c) The results of Tilia are included from April 1, 2002.

(d) 2002 includes a net release of a $4.4 million tax valuation allowance. Adjusting for the net release of the valuation allowance, the Company's diluted earnings per share for 2002 would have been $1.48. Diluted earnings per share, excluding the net release of the valuation allowance is a non-GAAP financial measure and it is presented in this Form 10-K because it is a basis upon which our management has assessed its financial performance in 2002. This calculation is a measure of the Company's performance that is not required by, or presented in accordance with, GAAP. As such it should not be considered as an alternative to diluted earnings per share in accordance with GAAP. A reconciliation of the calculation of diluted earnings per share, excluding the net release of the valuation allowance, is presented below.

(e) 2001 includes a $121.1 million pretax loss on the sale of thermoforming assets, a $2.3 million pretax charge associated with corporate restructuring, a $1.4 million pretax loss on the sale of the Company's interest in Microlin, LLC, $2.6 million of pretax separation costs related to the management reorganization, $1.4 million of pretax costs to evaluate strategic options, $1.4 million of pretax costs to exit facilities, a $2.4 million pretax charge for stock option compensation, $4.1 million of pretax income associated with the discharge of deferred compensation obligations and a $1.0 million pretax gain related to an insurance recovery.

(f) 2000 includes $1.6 million of pretax income associated with the reduction in long-term performance-based compensation, $1.4 million in pretax litigation charges, net of recoveries and $0.6 million of pretax costs to evaluate strategic options.

(g) 1999 includes a $19.7 million pretax gain on the sale of the plastic packaging product line and a $2.3 million pretax charge to exit a plastic thermoforming facility.

(h) Special charges and reorganization expenses, net were comprised of costs to evaluate strategic options, discharge of deferred compensation obligations, separation costs for former officers, stock option compensation, corporate restructuring costs, costs to exit facilities, reduction of long-term performance based compensation, litigation charges and items related to our divested thermoforming operations.

(i) Pursuant to our adoption of SFAS No. 145, results for the year ended December 31, 1999 have been restated to give effect to the reclassification of $1.6 million ($1.0 million, net of taxes) arising from the early extinguishment of debt previously presented as an extraordinary item.

(j) All earnings per share amounts have been adjusted to give effect to a 3-for-2 split of our outstanding shares of common stock that was effected during the fourth quarter of 2003.

(k) For the year ended December 31, 2003, EBITDA includes a non-cash restricted stock charge of $21.8 million. For the year ended December 31, 2001, EBITDA includes a $122.9 million loss on divestiture of assets and product lines. EBITDA, a non-GAAP financial measure, is presented in this Form 10-K because the Company's credit facility and senior subordinated notes contain financial and other covenants which are based on or refer to the Company's EBITDA. Additionally, EBITDA is a basis upon which our management assesses financial performance and we believe it is frequently used by securities analysts, investors and other interested parties in measuring the operating performance and creditworthiness of companies with comparable market capitalization to the Company, many of which present EBITDA when reporting their results. Furthermore, EBITDA is one of the factors used to determine the total amount of bonuses available to be awarded to executive officers and other employees. EBITDA is widely used by the Company to evaluate potential acquisition candidates. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Because of these limitations, EBITDA should not be considered a primary measure of the Company's performance and should be reviewed in conjunction with, and not as substitute for, financial measurements prepared in accordance with GAAP that are presented in this Form 10-K. A reconciliation of the calculation of EBITDA, is presented below.

(l) For the year ended December 31, 2002, cash flows from operations included $38.6 million of income tax refunds resulting primarily from the 2001 loss on divestiture of assets.

Reconciliations of non-GAAP Measures

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------
                                          2003          2002          2001         2000         1999
                                        --------      --------      --------     --------     --------
                                                 (dollars in thousands, except per share data)
Net income (loss) .................     $ 31,778     $ 36,309      $(85,429)     $  4,922     $ 29,192
Add back: non-cash restricted stock
   charge, net of related tax
   benefit of $8,559 ..............       13,274         --            --            --           --
Less: net release of tax valuation
   allowance ......................         --         (4,395)         --            --           --
                                        --------      --------      --------     --------     --------
Net income (loss), excluding
   non-cash restricted stock charge
   and related tax benefit and net
   release of tax valuation
   allowance ......................     $ 45,052     $ 31,914      $(85,429)     $ 4 ,922     $ 29,192

                                        ========      ========      ========     ========     ========


Diluted earnings per share,
   excluding non-cash restricted
   stock charge and related tax
   benefit and net release of tax
   valuation allowance.............     $   1.91     $   1.48      $  (4.47)     $  0.26      $   1.42




Income (loss) from continuing
   operations .....................     $ 31,778     $ 36,309      $(85,429)     $  4,922     $ 29,279
Interest expense, net .............       19,184       12,611        11,791        11,917        8,395
Income tax provision (benefit) ....       20,488       16,189       (40,443)        2,402       18,823
Depreciation and amortization .....       15,045       10,001        18,797        21,311       17,697
                                        --------      --------      --------     --------     --------
EBITDA ............................     $ 86,495     $ 75,110      $(95,284)     $ 40,552     $ 74,194
                                        ========      ========      ========     ========     ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following "Overview" section is a brief summary of the significant issues addressed in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"). Investors should read the relevant sections of this MD&A for a complete discussion of the issues summarized below. The entire MD&A should be read in conjunction with Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data appearing elsewhere in this Form 10-K.


OVERVIEW

     We are a leading provider of niche consumer products used in and around the home, under well-known brand names including Ball(R), Bernardin(R), Crawford(R), Diamond(R), FoodSaver(R), Forster(R), Kerr(R), Lehigh(R) and Leslie-Locke(R). In North America, we are the market leader in several consumer categories, including plastic cutlery, home canning, home vacuum packaging, kitchen matches, rope, cord and twine and toothpicks. We also manufacture zinc strip and a wide array of plastic products for third party consumer product and medical companies as well as our own businesses.

Results of Operations

o    Our net sales increased by $220.3 million or 60.0% over 2002;

o Our operating income increased by $6.3 million or 9.7% over 2002. Such increase was despite a $21.8 million non-cash restricted stock charge in 2003. Excluding this non-cash restricted stock charge our operating earnings increased by $28.2 million or 43.3% over 2002 (see "Non-GAAP Measure Reconciliations" below);

o Our net income decreased by $4.5 million or 12.5% compared to 2002 and our diluted earning per share was $0.33 or 19.6% lower than 2002. Our 2002 results were benefited by a net release of a $4.4 million tax valuation allowance. Absent the 2003 non-cash restricted stock charge of $21.8 million and related tax benefit and the 2002 tax valuation allowance, net income in 2003 would have been $45.1 million or 41.2% higher than net income of $31.9 million in 2002 and diluted earning per share would have been $1.91 in 2003 compared to $1.48 in 2002 (see "Non-GAAP Measure Reconciliations" below); and

o The increases to our net sales and our operating income discussed above, are principally the result of acquisitions we completed in 2003 and 2002, which are described in "Acquisitions and Dispositions" below. In addition, on an overall basis we had organic growth in 2003, most notably at our consumer solutions segment where we grew net revenues over 10% on a comparable basis to 2002.

Liquidity and Capital Resources

o We ended 2003 with a stronger balance sheet, as measured by net debt-to-total capitalization, and improved liquidity, as measured by cash and cash equivalents on hand and availability under our debt facility;

o Primarily through a $112.3 million equity offering, as well as our net income for the year we increased total stockholders equity from $76.8 million at December 31, 2002 to $249.9 million at December 31, 2003;

o Cash flow generated from operations was approximately $73.8 million in 2003 compared to $69.6 million in December 31, 2002. The 2002 amount included tax refunds of $38.6 million. Excluding the effect of the 2002 tax refunds, our cash flow from operations in 2003 was $42.8 million higher than 2002; and

o As of December 31, 2003, we had $125.4 million of cash and cash equivalents on hand and $64.9 million of availability under our debt facility. We are actively seeking acquisition opportunities in 2004 and would use such amounts plus cash generated from our operations and, if necessary, additional capital raised through financing activities, to finance any such acquisitions.

     We intend the discussion of our financial condition and results of operations, including our acquisition and disposition activities, that follows to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our financial statements.

ACQUISITIONS AND DISPOSITION ACTIVITIES

      We have grown through strategic acquisitions of complementary businesses and expanding sales of our existing brands. Our strategy to achieve future growth is to acquire new businesses or brands that complement our existing product portfolio, sustain profitable internal growth and expand our international business.

      On September 2, 2003, we acquired all of the issued and outstanding stock of Lehigh Consumer Products Corporation and its subsidiary ("Lehigh" and the "Lehigh Acquisition"). Lehigh is the largest supplier of rope, cord, and twine in the U.S. consumer marketplace and a leader in innovative storage and organization products and workshop accessories for the home and garage as well as in the security screen door and ornamental metal fencing market. The purchase price of the transaction was approximately $157.6 million, including transaction expenses. In addition, the Lehigh Acquisition includes an earn-out provision with a potential payment in cash or our common stock, at our sole discretion, of up to $25 million payable in 2006, provided that certain earnings performance targets are met. Lehigh is included in the branded consumables segment from September 2, 2003.

      On February 7, 2003, we completed our acquisition of the business of Diamond Brands International, Inc. and its subsidiaries ("Diamond Brands" and the "Diamond Acquisition"), a manufacturer and distributor of niche household products, including plastic cutlery, clothespins, kitchen matches and toothpicks under the Diamond(R) and Forster(R) trademarks. The purchase price of this transaction was approximately $91.5 million, including transaction expenses. The acquired plastic manufacturing operation is included in the plastic consumables segment in 2003 and the acquired wood manufacturing operation and branded product distribution business is included in the branded consumables segment in 2003.

      On April 24, 2002, we completed our acquisition of the business of Tilia International, Inc. and its subsidiaries ("Tilia" and the "Tilia Acquisition"). We acquired the business of Tilia for approximately $145 million in cash and $15 million in seller debt financing. In addition, the Tilia Acquisition includes an earn-out provision with a potential payment in cash or our common stock, at our sole discretion, of up to $25 million payable in 2005, provided that certain earnings performance targets are met.

      Pro forma financial information relating to the Tilia Acquisition, the Diamond Acquisition and the Lehigh Acquisition has been included in Item 8. Financial Statements and Supplementary Data.

      We also completed two tuck-in acquisitions in 2003. In the fourth quarter of 2003, we completed our acquisition of the VillaWare Manufacturing Company ("VillaWare"). VillaWare's results are included in the consumer solutions segment from October 3, 2003. In the second quarter of 2003, we completed our acquisition of O.W.D., Incorporated and Tupper Lake Plastics, Incorporated (collectively "OWD"). The branded product distribution operation acquired in the OWD acquisition is included in the branded consumables segment from April 1, 2003. The plastic manufacturing operation acquired in the OWD acquisition is included in the plastic consumables segment from April 1, 2003.

      The results of VillaWare and OWD did not have a material effect on our results for the year ended December 31, 2003 and are not included in the pro forma financial information presented in Item 8. Financial Statements and Supplementary Data.

      Effective November 26, 2001, we sold the assets of our Triangle, TriEnda and Synergy World plastic thermoforming operations ("TPD Assets") to Wilbert, Inc. for $21.0 million in cash, a non-interest bearing one-year note ("Wilbert Note") as well as the assumption of certain identified liabilities. The Wilbert Note of $1.6 million was repaid on November 25, 2002. In connection with this sale, we recorded a pre-tax loss of approximately $121.1 million in 2001. The proceeds from the sale were used to pay down our term debt under a previous credit agreement.

      Effective November 1, 2001, we sold our majority interest in Microlin, LLC ("Microlin"), a developer of proprietary battery and fluid delivery technology, for $1,000 in cash plus contingent consideration based upon future performance through December 31, 2012 and the cancellation of future funding requirements. We recorded a pretax loss of $1.4 million in 2001 related to the sale.

NON-GAAP MEASURES

     Net income and diluted earnings per share, excluding a non-cash restricted stock charge and a net release of our tax valuation allowance, are non-GAAP financial measures and they are presented in the "Results of Operations" sections below because these measures form the basis upon which our management has assessed the Company's financial performance in the years presented. Additionally, under our credit agreement the non-cash restricted stock charge is excluded in certain calculations used for determining whether we are in compliance with certain credit agreement covenants. These calculations are measures of our performance that are not required by, or presented in accordance with generally accepted accounting principles in the United States ("GAAP"). As such, these measures should not be considered as alternatives to net income or diluted earnings per share in accordance with GAAP. Reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures have been presented within the "Results of Operations" sections below.


RESULTS OF OPERATIONS - COMPARING 2003 TO 2002

     We reported net sales of $587.4 million in 2003, a 60.0% increase from net sales of 367.1 million in 2002.

     In 2003, our branded consumables segment reported net sales of $257.9 million compared to $111.2 million in 2002. This increase of 131.8% was principally the result of the Diamond Acquisition, effective February 1, 2003, and the Lehigh Acquisition, effective September 2, 2003. In addition, the acquisition of OWD in the second quarter of 2003, contributed to this increase. Excluding the effect of acquisitions, net sales for our branded consumables segment in 2003 were comparable to 2002.

     Our consumer solutions segment reported net sales of $215.8 million compared to $145.3 million in net sales in 2002. This increase of 48.5% was principally the result of this segment being acquired in April 2002 and, therefore, net sales for 2003 reflect sales for the full year but net sales for 2002 reflect sales for only nine months of the year. Additionally, the acquisition of VillaWare in the fourth quarter of 2003 contributed to this increase. Furthermore, the year-on-year increase is a result of organic U.S. retail and international sales growth of over 10% for this segment in the last three quarters of 2003 compared to the same period in 2002.

     In 2003, our plastic consumables segment reported net sales of $109.1 million compared to $70.6 million in 2002. The principal reason for this increase of 54.5% was intercompany sales generated by the addition of the plastic manufacturing business acquired in the Diamond Acquisition. In addition, the intercompany sales resulting from the OWD acquisition in the second quarter of 2003 also contributed to this increase. Excluding intercompany sales, net sales for the plastic consumables segment increased slightly in 2003 due to higher sales volumes with a number of customers, partially offset by the loss of sales to one large customer and a contractual sales price reduction with another large customer.

     In 2003, our other segment reported net sales of $42.8 million compared to $41.0 million in 2002. The principal reason for this increase of 4.3% was an increase in sales to a major customer as a result of a contractual change whereby this segment took on the responsibility of purchasing the raw material inventory for the customer.

     We reported operating earnings of $71.5 million in 2003 compared to operating earnings of $65.1 million in 2002. This increase of $6.4 million, or 9.7%, occurred despite the 2003 operating earnings being negatively impacted, as a result of a non-cash restricted stock charge of approximately $21.8 million. Excluding this non-cash restricted stock charge, operating earnings would have been $93.3 million in 2003 or $28.2 million higher than 2002. The principal reason for this increase of 43.3%, was that the branded consumables segment's operating earnings increased by $18.5 million from 2002 to 2003, due to the addition of the acquired Diamond Brands and Lehigh product lines, as well as an increase in organic operating earnings due to a favorable home canning sales mix resulting from increased sales of premium products. Also, the operating earnings of the consumer solutions segment increased by $10.9 million, principally due to
(i) the acquisition of this business in April 2002; (ii) the acquisition of VillaWare in the fourth quarter of 2003 and (iii) increased organic net sales of over 10% in the final three quarters of 2003 relative to the comparable prior year periods, partially offset by increased litigation costs arising from an action that we are taking against certain competitors who we believe have infringed on our intellectual property. Operating earnings in 2003 for our plastic consumables segment were approximately $0.5 million higher than the same period in the prior year due to the earnings effect from the intercompany sales, partially offset by lower gross margins resulting from the changes in net sales discussed above. Operating earnings in 2003 for our other segment were $0.8 million lower compared to the same period in the prior year due to a greater amount of net sales having lower gross margins principally due to the contractual change with one major customer as discussed above.

      Gross margin percentages on a consolidated basis decreased to 38.3% in 2003 from 41.0% in 2002. The primary reason for these lower gross margins is the addition of the relatively lower gross margin Diamond Brands and Lehigh product lines. This effect is partially offset by the benefit of including the higher gross margins of the acquired consumer solutions business for the full year in 2003 but only nine months of the year in 2002.

      Selling, general and administrative expenses increased to $131.7 million in 2003 from $85.4 million in 2002, or, as a percentage of net sales, decreased to 22.4% in 2003 from 23.3% in 2002. The increase in dollar terms was principally the result of the acquisitions completed during 2003 and 2002. Also, the selling, general and administrative expenses increased, in part, due to higher marketing expenditures and legal costs. The decrease in percentage terms was principally due to the addition of the Diamond Brands and Lehigh product lines, which have relatively lower selling, general and administrative expenses as a percentage of net sales compared to those of our consumer solutions segment.

      During the fourth quarter of 2003, we recorded a non-cash restricted stock charge of approximately $21.8 million relating to the lapsing of restrictions over restricted stock issuances to certain officers. We received a tax deduction for this non-cash restricted stock charge.

      Net interest expense increased to $19.2 million in 2003 compared to $12.6 million in 2002. This increase resulted from higher levels of outstanding debt in 2003 compared to the same period in 2002, principally due to (i) the principal on the $150 million of our 9 3/4% senior subordinated notes ("Notes") issued in connection with the Tilia Acquisition being outstanding for the entire twelve months of 2003 as compared to only nine months of 2002, (ii) the additional respective financings in 2003 in connection with the Diamond Acquisition and the Lehigh Acquisition, and (iii) the issuance of an additional $30 million principal amount of Notes in 2003. Our weighted average interest rate in 2003 of 6.2% was lower than our weighted average interest rate of 7.0% in 2002.

      Our effective tax rate in 2003 was 39.2% compared to an effective tax rate of 30.8% in 2002. At December 31, 2001, we had federal net operating losses that were recorded as a deferred tax asset with a valuation allowance of $5.4 million. Due to the impact of the Job Creation Act and the tax refunds that we received as a result, a net $4.4 million of this valuation allowance was released in 2002 resulting in an income tax provision of $16.2 million. Excluding the release of this valuation allowance our effective tax rate would also have been approximately 39.2% in 2002.

      Net income in 2003 increased 41% to $45.1 million, or $1.91 per diluted share, excluding the non-cash restricted stock charge and related tax benefit discussed above, compared to net income in 2002 of $31.9 million, or $1.48 per diluted share, which excludes the tax benefit resulting from the net release of the $4.4 million valuation allowance that is also discussed above.

      The reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures is as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                         ----------------------
(in thousands, except per share amounts):                   2003          2002
                                                         ---------     --------
Net income.............................................   $ 31,778     $ 36,309
Add back: non-cash restricted stock charge, net of
   related  tax benefit of $8,559 .....................     13,274           --
Less: net release of tax valuation allowance ..........         --       (4,395)
                                                         ---------     --------
Net income, excluding non-cash restricted stock charge
   and related tax benefit and net release of tax
   valuation allowance ................................  $  45,052     $ 31,914
                                                         =========     ========
Diluted earnings per share, excluding non-cash
   restricted stock charge and related tax benefit
   and net release of tax valuation allowance..........  $    1.91     $   1.48


RESULTS OF OPERATIONS - COMPARING 2002 TO 2001

      We reported net sales of $367.1 million in 2002, an increase of 20.6% from net sales of $304.3 million in 2001. From April 1, 2002 until December 31, 2002, our consumer solutions segment, which consisted of the newly acquired Tilia business, generated net sales of $145.3 million. Our branded consumables segment reported net sales of $111.2 million in 2002 compared to $119.9 million in 2001. Net sales were $8.7 million or 7.3% lower than 2001, principally due to severe drought weather conditions during summer 2002 in the South, Southeast and West Central regions of the United States. Our plastic consumables segment reported net sales of $70.6 million in 2002 compared to $139.9 million in 2001. The principal cause of the $69.3 million decrease was the divestiture of the TPD Assets and Microlin, which accounted for $63.3 million of such change (after adjusting for $1.2 million of intercompany sales to these businesses). The remaining $6.0 million is principally due to lower tooling sales and a contractual sales price reduction to a significant customer. In our other segment, net sales decreased to $41.0 million in 2002 from $45.5 million in 2001, primarily due to a reduction in sales to the United States Mint in connection with its inventory reduction program for all coinage.

      We reported operating income of $65.1 million for 2002. These results compare to an operating loss of $113.9 million for 2001, which included special charges and reorganization expenses of $5.0 million and a loss on divestitures of assets and product lines of $122.9 million. All of our segments generated increases in operating income in 2002 from 2001, with the exception of the other segment, which had a small decrease but still maintained a constant operating income percentage of net sales in 2002. From April 1, 2002 until December 31, 2002, our consumer solutions segment, which consists of the acquired Tilia business, generated operating income of $31.7 million. Operating income for our branded consumables and plastic consumables segments increased by $4.7 million and $14.4 million, respectively, in 2002 compared to 2001. The other factors that contributed to these favorable operating income results are discussed in the following two paragraphs.

      Gross margin percentages on a consolidated basis increased to 41.0% in 2002 from 23.5% in 2001, reflecting the higher gross margins of the acquired home vacuum packaging business in 2002, the lower gross margins of the disposed TPD Assets and Microlin businesses which were disposed in 2001, a $1.5 million charge for slow moving inventory in the branded consumables segment in 2001 and cost efficiency increases in our plastic consumables segment. These increases were partially offset by lower gross margins in the branded consumables segment caused by the lower sales volume.

      Selling, general and administrative expenses increased to $85.4 million in 2002 from $52.6 million in 2001, or, as a percentage of net sales increased to 23.3% in 2002 from 17.3% in 2001. This increase was principally due to the acquisition of the home vacuum packaging business, which accounted for an additional $46.3 million of selling, general and administrative expenses, and because of company-wide increased performance-based compensation expenses related to our strong financial performance in 2002. Partially offsetting this were decreases in selling, general and administrative expenses in our branded consumables, plastic consumables and other segments. Expenses within the branded consumables segment decreased due to lower selling expenses associated with the decrease in net sales discussed above. Expenses within our plastic consumables segment decreased primarily due to the divestiture of TPD Assets and Microlin, which accounted for $11.7 million of this decline, and lower expenses in the remaining business of the segment.

      We incurred net special charges and reorganization expenses of $5.0 million in 2001, consisting of $0.8 million in costs to exit facilities, $2.4 million in stock option compensation, $2.3 million in corporate restructuring costs, $2.6 million in separation costs for former executive officers and $1.4 million of costs to evaluate strategic options, partially offset by $4.1 million in pre-tax income related to the discharge of certain deferred compensation obligations and $0.4 million of income for items related to the divested TPD Assets.

      As a result of the adoption of SFAS No. 142, we did not record goodwill amortization in 2002. Goodwill amortization of approximately $5.2 million had been recorded in 2001.

      Net interest expense in 2002 was $12.6 million compared to $11.8 million for 2001, primarily due to the additional indebtedness assumed pursuant to the Tilia Acquisition, partially offset by the write-off in 2001 of $1.5 million of previously deferred debt issuance costs in November 2001 in conjunction with the amendment to our credit facility effected in connection with the TPD Assets sale. During 2002, we had a lower weighted average interest rate than the prior year, which was more than offset by higher average borrowings outstanding.

      Our effective tax rate was 30.8% in 2002 compared to 32.2% in 2001. At December 31, 2001, we had federal net operating losses that were recorded as a deferred tax asset with a valuation allowance of $5.4 million. Due to the impact of the Job Creation Act and the tax refunds that we received as a result, a net $4.4 million of this valuation allowance was released in 2002 resulting in an income tax provision of $16.2 million. Our net income for 2002 would have been $31.9 million or $1.47 diluted earnings per share if this valuation allowance release was excluded as per the reconciliation shown in "Results of Operations - 2003 to 2002" above. Excluding the release of this valuation allowance, our effective tax rate was approximately 39.2% in 2002. The effective tax rate in 2001 was lower than the statutory federal rate due to the valuation allowance described above.

 FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

2003 Activity

      During 2003, the following changes were made to our capital resources:

     o we completed a public offering of approximately 4.8 million shares of our common stock at $24.67 per share (stock-split adjusted), the proceeds from which, net of underwriting fees and related expenses, totaled approximately $112.3 million;

     o we amended and restated our existing senior credit facility ("Amended Credit Agreement"), which currently provides for a senior credit facility of up to $280 million of senior secured loans, consisting of a $70 million five-year revolving credit facility, a $60 million five-year term loan facility, and a new $150 million five-year term loan facility;

     o we issued an additional $30 million of Notes at a price of 106.5% of face value and received gross proceeds of approximately $32.0 million;

     o in conjunction with the timing of the issuance of the 9 3/4% senior subordinated notes, we entered into a $30 million interest rate swap to receive a fixed rate of interest and pay a variable rate of interest based upon London Interbank Offered Rate ("LIBOR");

     o we issued an aggregate of 569,700 restricted shares of common stock under our 2003 Stock Incentive Plan;

     o approximately $5.2 million in loans to certain officers and accrued interest thereon were repaid in full by those officers with shares of our common stock;

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

      Specifically, on September 30, 2003, we completed a public offering ("Offering") of approximately 4.8 million shares of our common stock at $24.67 per share. Proceeds from the Offering, net of underwriting fees and related expenses, totaled approximately $112.3 million. We currently intend to use the net proceeds for general corporate purposes, including, but not limited to, potential future acquisitions and debt repayment. Our Amended Credit Agreement does not require us to prepay debt with any of the net proceeds received from the Offering.

      Our Amended Credit Agreement provides for up to $280 million of senior secured loans, consisting of a $70 million revolving credit facility, a $60 million term loan facility, and a newly issued $150 million term loan facility. The new term loan facility bears interest at a rate equal to (i) the Eurodollar Rate (as determined by the Administrative Agent) pursuant to an agreed formula or (ii) a Base Rate equal to the higher of (a) the Bank of America prime rate and (b) the federal funds rate plus 50%, plus, in each case, an applicable margin of 2.75% per annum for Eurodollar loans and 1.75% per annum for Base Rate loans. The pricing and principal of the revolving credit facility and the previously existing term loan did not change. The revolving credit facility continues to have a $15 million letters of credit sublimit and a $10 million swing line loans sublimit. On September 2, 2003, we drew down the full amount of the new $150 million term loan facility, which funds were used principally to pay the majority of the cash consideration for the Lehigh Acquisition. Our Amended Credit Agreement matures on April 24, 2008.

      The Amended Credit Agreement contains certain restrictions on the conduct of our business, including, among other things restrictions, generally, on:

     o   incurring debt;

     o   disposing of certain assets;

     o   making investments;

     o   exceeding certain agreed upon capital expenditures;

     o   creating or suffering liens;

     o   completing certain mergers;

     o consolidations and sales of assets and, with permitted exceptions, acquisitions;

     o   declaring dividends;

     o   redeeming or prepaying other debt; and

     o   certain transactions with affiliates.

      The Amended Credit Agreement also includes financial covenants that require us to maintain certain leverage and fixed charge ratios and a minimum net worth.

     As of December 31, 2003, we had $199.6 million outstanding under the term loan facilities and no outstanding amounts under the revolving credit facility of the Amended Credit Agreement. As of December 31, 2003, our weighted average interest rate on this outstanding amount was 4.0%. As of December 31, 2003, net availability under the revolving credit facility was approximately $64.9 million, after deducting $5.1 million of issued letters of credit. We are required to pay commitment fees on the unused balance of the revolving credit facility.

      On May 8, 2003, we issued an additional $30 million of Notes (bringing to a total $180 million of Notes issued and outstanding, including the 2002 issuance discussed below). The net proceeds of the offering were used to reduce the outstanding revolver balances under our senior credit facility. The Notes were issued at a price of 106.5% of face value and we received approximately $32.0 million in gross proceeds from the issuance. As a result of an exchange offer completed on December 2, 2003, all of the Notes are governed by an indenture, dated as of April 24, 2002, as supplemented ("April 2002 Indenture"). Significant terms of the Notes and the April 2002 Indenture are discussed under "2002 and 2001 Activity".

      On May 6, 2003, we entered into a $30 million interest rate swap ("New Swap") to receive a fixed rate of interest and pay a variable rate of interest based upon LIBOR. The New Swap is a swap against our Notes.

      We record non-cash compensation expense for our issued and outstanding restricted stock either when the restrictions lapse or ratably over time, when the passage of time is the only restriction. During the fourth quarter of

2003, we recorded a non-cash restricted stock charge of approximately $21.8 million related to the lapsing of restrictions over all the restricted stock issuances to Messrs. Martin E. Franklin (our Chairman and Chief Executive Officer), Ian G.H. Ashken (our Vice-Chairman and Chief Financial Officer) and James E. Lillie (our President and Chief Operating Officer), discussed immediately below and in "2002 and 2001 Activity" also below. We will receive a tax deduction for this non-cash restricted stock charge.

      During 2003, we issued 375,000, 135,000 and 52,500 shares of restricted stock to Messrs. Franklin, Ashken and Lillie, respectively. We issued these shares under our 2003 Stock Incentive Plan and out of our treasury stock account. During 2003, all of these restricted stock issuances either provided or were amended to provide that the restrictions lapse upon the earlier of (i) a change in control; or (ii) the earlier of our common stock achieving a closing price of $28 (up from $23.33) or us achieving annualized revenues of $800 million. However, if such restrictions were to lapse during a period when Messrs. Franklin, Ashken and Lillie were subject to additional contractual limitations on the sale of securities, the restrictions on such shares would continue until the expiration or waiver of such additional contractual limitations. As discussed above, during the fourth quarter of 2003, all such restrictions lapsed which resulted in a restricted stock charge.

      During 2003, we also issued 7,200 shares of restricted stock to certain other employees. The restrictions on these shares will lapse ratably over five years of employment with us.

      In January 2002, Messrs. Franklin and Ashken exercised 900,000 and 450,000 non-qualified stock options, respectively, which had been granted under our 2001 Stock Option Plan. These shares were issued out of our treasury stock account. The exercises were accomplished via loans from us under our Executive Loan Program. The principal amounts of the loans were $3.3 million and $1.6 million, respectively, and bore interest at 4.125% per annum. The loans were due on January 23, 2007 and were classified within the stockholders' equity section. The loans could be repaid in cash, shares of our common stock, or a combination thereof. In February 2003, Mr. Ashken surrendered to us shares of our common stock to repay $0.3 million of his loan. On April 29, 2003, Messrs. Franklin and Ashken each surrendered to us shares of our common stock to repay in full all remaining principal amounts and accrued interest owed under their respective loans. We will not make any additional loans under the Executive Loan Program.

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

      In March 2003, we unwound a $75 million interest rate swap to receive a fixed rate of interest and pay a variable rate of interest based upon LIBOR and contemporaneously entered into a new $75 million interest rate swap ("Second Replacement Swap"). Like the swap that it replaced, the Second Replacement Swap is a swap against our Notes. The Second Replacement Swap has a maturity date that is the same as the Notes. Interest is payable semi-annually in arrears on May 1 and November 1. We have accrued interest on the swap at an effective rate of 6.38%.

      In return for unwinding the swap, we received $3.2 million of cash proceeds. Of this amount, approximately $1 million of such proceeds related to accrued interest that was owed to us at such time. The remaining $2.2 million of proceeds is being amortized over the remaining life of the Notes as a credit to interest expense and the unamortized balances are included in our Consolidated Balance Sheet as an increase to the value of the long-term debt. We are exposed to credit loss in the event of non-performance by the other party to the Second Replacement Swap, a large financial institution, however, we do not anticipate non-performance by the other party. The fair market value of our interest rate swaps as of December 31, 2003 was against us in an amount of approximately $2.6 million and is included as a non-current liability in our Consolidated Balance Sheet, with a corresponding offset to long-term debt.

      During 2003, we repaid seller debt financing, incurred in connection with the Tilia Acquisition, in the principal amount of $10 million. The remaining seller debt financing consists of a non-interest bearing note in the principal amount of $5 million, bearing interest at 5%, which is due on April 24, 2004.

      In January 2003, we filed a shelf registration statement, which was declared effective by the Securities and Exchange Commission on January 31, 2003. This shelf registration statement was intended to facilitate our access to growth capital for future acquisitions and allowed us to sell over time up to $150 million of common stock, preferred stock, warrants, debt securities, or any combination of these securities in one or more separate offerings in amounts, at prices and on terms to be determined at the time of the sale. The equity offering completed in September 2003 and the $30 million of Notes issued in May 2003, were covered by our shelf registration statement and, in the aggregate, constituted the issuance of approximately $150 million in registered securities. Accordingly, no further issuances will be made under this registration statement.

      During 2003, we incurred costs in connection with the issuance of the Notes and the Amended Credit Agreement of approximately $5.9 million.

2002 and 2001 Activity

      In April 2002, in connection with the Tilia Acquisition we made an offering of $150 million of Notes to qualified institutional buyers in a private placement pursuant to Rule 144A under the Securities Act of 1933. The Notes were issued at a discount such that we received approximately $147.7 million in net proceeds. The Notes are scheduled to mature on May 1, 2012, however, on or after May 1, 2007, we can redeem all or part of the Notes at any time at a redemption price ranging from 100% to 104.875% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any. Prior to May 1, 2005, we may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds from certain public equity offerings at a redemption price of 109.75% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any. Interest on the Notes accrues at the rate of 9.75% per annum and was payable semi-annually in arrears on May 1 and November 1, with the first payment having occurred on November 1, 2002. The April 2002 Indenture governing the Notes also contains certain restrictions on the conduct of our business.

      Prior to the new Amended Credit Agreement, we entered into a credit agreement in connection with the Tilia Acquisition ("Old Credit Agreement"). The Old Credit Agreement was scheduled to mature on April 24, 2007. The revolving credit facility and the term loan facility bore interest at a rate equal to (i) the Eurodollar Rate pursuant to an agreed formula or (ii) a Base Rate equal to the higher of (a) the Bank of America prime rate and (b) the federal funds rate plus .50%, plus, in each case, an applicable margin ranging from 2.00% to 2.75% for Eurodollar Rate loans and from .75% to 1.5% for Base Rate loans. The Old Credit Agreement contained restrictions on the conduct of our business similar to the Amended Credit Agreement. The Old Credit Agreement was replaced by the Amended Credit Agreement.

      Until it was replaced by the Old Credit Agreement on April 24, 2002, our senior credit facility, as amended provided for a revolving credit facility of $40 million and a term loan which amortized periodically as required by the terms of the agreement. Interest on borrowings under the term loan and the revolving credit facilities were based upon fixed increments over adjusted LIBOR or the agent bank's alternate borrowing rate as defined in the agreement. The agreement also required the payment of commitment fees on the unused balance. During the first quarter of 2002, approximately $38 million of tax refunds we received were used to repay a portion of the outstanding amounts under this credit agreement.

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

      Effective September 12, 2002, we entered into an agreement, whereby we unwound the Initial Swap and contemporaneously entered into a new $75 million interest rate swap ("First Replacement Swap"). The First

Replacement Swap had the same terms as the Initial Swap, except that we were required to pay a variable rate of interest based upon 6 month LIBOR in arrears. The spread on this contract was 470 basis points. Based upon this contract, we paid an effective interest rate of 6.32% on November 1, 2002. In return for unwinding the Initial Swap, we received $5.4 million in cash proceeds, of which $1 million related to accrued interest that was owed to us. The remaining $4.4 million of proceeds is being amortized over the remaining life of the Notes as a credit to interest expense and is included in our consolidated balance sheet as an increase to the value of the long-term debt. Such amortization amount offsets the increased effective rate of interest that we pay on the Second Replacement Swap. The First Replacement Swap was superceded by the Second Replacement Swap, as discussed above.

      All of our swaps have been and, where applicable, are considered to be effective hedges against changes in the fair value of our fixed-rate debt obligation for both tax and accounting purposes.

      During 2002, we issued 150,000 and 60,000 shares of restricted stock to Messrs. Franklin and Ashken, respectively, under our 1998 Long-Term Equity Incentive Plan, as amended and restated, and out of our treasury stock account. During 2003, the restricted stock issuances were amended to provide that the restrictions would lapse upon the same terms as the 2003 restricted stock issuances discussed in "2003 Activity" above. Also, as discussed in "2003 Activity" above, during the fourth quarter of 2003 all such restrictions lapsed and we recorded a restricted stock charge.

      During 2002 and 2001, we also issued 5,250 and 1,500, respectively, of shares of restricted stock to certain other employees. The restrictions on these shares will lapse ratably over five years of employment with us.

      During 2002, we incurred costs in connection with the issuance of the Notes and the Old Credit Agreement of approximately $7.4 million.

Working Capital

      Working capital (defined as current assets less current liabilities) increased to approximately $242.0 million at December 31, 2003, from approximately $101.6 million at December 31, 2002, due primarily to:

     o   the working capital of our acquired businesses; and

     o increased cash on hand amounts caused by the equity offering, our favorable operating results and the new financing relationships discussed above, being only partially offset by amounts used to fund our 2003 acquisitions.

Cash Flows from Operations

      Cash flow generated from operations was approximately $73.8 million for the year ended December 31, 2003 compared to $69.6 million for the year ended December 31, 2002. The 2002 amount included tax refunds of $38.6 million. Excluding the effect of the 2002 tax refunds, our cash flow from operations in 2003 was $42.8 million higher than 2002. This increase was principally due to an increase in net income, excluding the non-cash restricted stock charge, of $17.4 million in 2003 compared to 2002 and lower working capital movements in 2003.

      Our statement of cash flows is prepared using the indirect method. Under this method, net income is reconciled to cash flows from operating activities by adjusting net income for those items that impact net income but do not result in actual cash receipts or payments during the period. These reconciling items include depreciation and amortization, changes in deferred tax items, non-cash compensation, non-cash interest expense, charges in reserves against accounts receivable and inventory and changes in the balance sheet for working capital from the beginning to the end of the period.

Capital Expenditures

      Capital expenditures were $12.8 million in 2003 compared to $9.3 million for 2002 and are largely related to installing a new information system for our consumer solutions segment, maintaining facilities, tooling projects, improving manufacturing efficiencies, other new information systems and a portion of the costs of the installation of new packaging lines for the branded consumables segment. As of December 31, 2003, we had capital expenditure commitments in the aggregate for all our segments of approximately $2.2 million, of which $0.8 million related to the completion of the new packaging lines for the branded consumables segment.

Cash and Financing Availability

      We believe that our cash and cash equivalents on hand, cash generated from our operations and our availability under our senior credit facility is adequate to satisfy our working capital and capital expenditure requirements for the foreseeable future. However, we may raise additional capital from time to time to take advantage of favorable conditions in the capital markets or in connection with our corporate development activities.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      The following table includes aggregate information about our contractual obligations as of December 31, 2003 and the periods in which payments are due. Certain of these amounts are not required to be included in our consolidated balance sheet:


CONTRACTUAL OBLIGATIONS                          PAYMENTS DUE BY PERIOD (MILLIONS OF DOLLARS)
                                                 --------------------------------------------
                                                 LESS THAN                            AFTER 5
                                                                                      -------
                                         TOTAL    1 YEAR    1-3 YEARS    3-5 YEARS     YEARS
                                        -------   -------   ---------    ---------    -------
Long-term debt, including scheduled
  interest payments (1) ...........     $ 531.2    $ 39.7    $  75.6      $ 188.8     $ 227.1
Operating leases ..................        21.1       7.7       10.5          2.9          --
Unconditional purchase obligations          2.2       2.2        --            --          --
Other non-current obligations .....         1.3       1.0        0.3           --          --
                                        -------   -------    -------      -------     -------
Total .............................     $ 555.8   $  50.6    $  86.4      $ 191.7     $ 227.1
                                        =======   =======    =======      =======     =======

(1) The debt amounts are based on the principal payments that will be due upon their maturity as well as scheduled interest payments. Interest payments on our variable debt have been calculated based on their scheduled payment dates and using the weighted average interest rate on our variable debt as of December 31, 2003. Interest payments on our fixed rate debt are calculated based on their scheduled payment dates. The debt amounts exclude approximately $2.6 million of non-debt balances arising from the interest rate swap transactions described in
         Item 8. Note 16. Financial Statements and Supplementary Data.

     Commercial commitments are items that we could be obligated to pay in the future and are not included in the above table:

     o As of December 31, 2003, we had $5.1 million in standby and commercial letters of credit that all expire in 2004;

     o In connection with a 2003 acquisition, we may be obligated to make future contingent payments of up to $3.2 million in 2004, provided that certain financial targets are met;

     o In connection with the Tilia Acquisition, we may be obligated to pay an earn-out in cash or our common stock of up to $25 million in 2005, provided that certain earnings performance targets are met;

     o In connection with the Lehigh Acquisition, we may be obligated to pay an earn-out in cash or our common stock of up to $25 million in 2006, provided that certain earnings performance targets are met; and

     o In connection with a contract we have entered into to acquire additional intellectual property, we may be obligated to pay up to $7.5 million between 2004 and 2009, providing certain contractual obligations, including the issuance of patents amongst other things, are satisfied.

     These amounts are not required to be included in our Consolidated Balance Sheet.

OFF-BALANCE-SHEET ARRANGEMENTS

     As of December 31, 2003, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.


RECENT DEVELOPMENTS

     On February 24, 2004, we executed a securities purchase agreement to acquire all of the capital stock of Bicycle Holding, Inc. ("BHI"), including its wholly owned subsidiary United States Playing Card Company ("USPC"), a privately held leading producer and distributor of premium playing cards, including the Bee(R), Bicycle(R), Aviator(R) and Hoyle(R) brands, for approximately $232 million. The transaction is expected to close by the third quarter of 2004, subject to Hart-Scott-Rodino approval, gaming industry related regulatory approvals, BHI shareholder execution and approval and other conditions. USPC is the largest manufacturer and distributor of playing cards, children's card games, collectible tins, puzzles and card accessories for the North American retail market and through its subsidiaries, including USPC, BHI is the largest supplier of premium playing cards to casinos worldwide. It is anticipated that we will purchase not less than 75% of the capital stock of BHI at closing and that the remainder of the capital stock will be purchased according to the terms of a put/call agreement within one year of closing. In addition to the purchase price, the agreement includes an earn-out provision with a total potential payment in cash or our common stock of up to $10 million based on achieving future growth targets. If paid, we expect to capitalize the cost of the earn-out. No assurances can be given that the acquisition of BHI will be consummated or, if such acquisition is consummated, as to the final terms of such acquisition. Copies of the purchase agreement and related put/call agreement are attached to this report as Exhibits 2.7 and 2.8, respectively, and are incorporated herein by reference as though fully set forth herein. The foregoing summary description of the purchase agreement, the put/call agreement and the transactions contemplated thereby are not intended to be complete and are qualified in their entirety by the complete texts of the purchase agreement and the put/call agreement.


CRITICAL ACCOUNTING POLICIES

     Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The following list of critical accounting policies is not intended to be a comprehensive list of all our accounting policies. Our significant accounting policies are more fully described in Note 1. to Item 8. Financial Statements and Supplementary Data. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations, and/or require management's significant judgments and estimates:

Revenue recognition and allowances for product returns
     We recognize revenue when title transfers. In most cases, title transfers at the time product is shipped to customers. We allow customers to return defective or damaged products as well as certain other products for credit, replacement, or exchange. Our revenue is recognized as the net amount to be received after deducting estimated amounts for product returns, discounts, and allowances. We estimate future product returns based upon historical return rates and our judgment. If these estimates do not properly reflect future returns, they could be revised.

Allowance for accounts receivable
     We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. That estimate is based on historical collection experience, current economic and market conditions, and a review of the current status of each customer's trade accounts receivable. If the financial condition of our customers were to deteriorate or our judgment regarding their financial condition was to change negatively, additional allowances may be required resulting in a charge to income in the period such determination was made. Conversely, if the financial condition of our customers were to improve or our judgment regarding their financial condition was to change positively, a reduction in the allowances may be required resulting in an increase in income in the period such determination was made.

Allowance for inventory obsolescence

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

Intangible assets

     We have significant intangible assets on our balance sheet that include goodwill, trademarks and other intangibles fair valued in conjunction with acquisitions. The valuation and classification of these assets and the assignment of amortizable lives involves significant judgments and the use of estimates. The testing of these intangibles under established guidelines for impairment also requires significant use of judgment and assumptions (such as cash flows, terminal values and discount rates). Our assets are tested and reviewed for impairment on an ongoing basis under the established accounting guidelines. Changes in business conditions could potentially require adjustments to these asset valuations.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 145, Recision of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2000. SFAS No. 145 revises the criteria for classifying the extinguishment of debt as extraordinary and the accounting treatment of certain lease modifications. SFAS No. 145 was effective in fiscal 2003 and did not have a material impact on our consolidated financial statements. We conformed to the requirements of SFAS No. 145 in our Item 6. Selected Financial Data disclosure in connection with the early extinguishment of debt that occurred in 1999.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 provides guidance on the timing of the recognition of costs associated with exit or disposal activities. The new guidance requires costs associated with exit or disposal activities to be recognized when incurred. Previous guidance required recognition of costs at the date of commitment to an exit or disposal plan. The provisions of the statement were effective for any exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 had no impact on our financial condition or results of operations.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified and for hedging relationships designed after June 30, 2003. The adoption of SFAS No.149 did not have a material effect on our present financial condition or results of operations.


FORWARD-LOOKING STATEMENTS

      From time to time, we may make or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. Such statements are necessarily estimates reflecting management's best judgment based on current information. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Such statements are usually identified by the use of words or phrases such as "believes," "anticipates," "expects," "estimates," "planned," "outlook" and "goal." Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in forward-looking statements.

      While it is impossible to identify all such factors, the risks and uncertainties that may affect the operations, performance and results of our business include the following:

o Our significant indebtedness could adversely affect our financial health and prevent us from fulfilling our debt obligations;

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

o    We depend on key personnel;

o Claims made against us based on product liability could have a material adverse effect on our business;

o We enter into contracts with the United States government and other governments;

o Our operating results can be adversely affected by changes in the cost or availability of raw materials;

o We may experience difficulty in integrating acquired businesses, which may interrupt our business operations;

o Our business may be adversely affected by certain of our customers seeking to directly source lower-cost imported products;

o    Continuation of the United States penny as a currency denomination;

o Our business could be adversely affected because of risks associated with international operations;

o Our failure to successfully protect our intellectual property rights could have a material adverse effect on our business;

o Terrorist acts or acts of war may cause damage or disruption to Jarden, our suppliers or our customers which could significantly impact our revenue, costs and expenses and financial condition;

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In general, business enterprises can be exposed to market risks including fluctuations in commodity prices, foreign currency values, and interest rates that can affect the cost of operating, investing, and financing. The Company's exposures to these risks are low. The Company's plastic consumables business purchases resin from regular commercial sources of supply and, in most cases, multiple sources. The supply and demand for plastic resins is subject to cyclical and other market factors. With many of our external customers, we have the ability to pass through price increases with an increase in our selling price and certain of our external customers purchase the resin used in products we manufacture for them. This pass-through pricing is not applicable to plastic cutlery, which we supply to our branded consumables segment. Plastic cutlery is principally made of polystyrene and for each $0.01 change in the price of polystyrene the material cost in our plastics consumables segment will change by approximately $0.5 million per annum. The Company's zinc business has sales arrangements with a majority of its customers such that sales are priced either based upon supply contracts that provide for fluctuations in the price of zinc to be passed on to the customer or are conducted on a tolling basis whereby customers supply zinc to the Company for processing. Such arrangements as well as the zinc business utilizing forward buy contracts reduce the exposure of this business to changes in the price of zinc.

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

     Changes in Eurodollar or LIBOR interest rates would affect the earnings of the Company either positively or negatively depending on the direction of the change. Assuming that Eurodollar and LIBOR rates each increased 100 basis points over period end rates on the outstanding term debt and interest rate swaps, the Company's interest expense would have increased by approximately $2.0 million, $0.8 million and $0.5 million for 2003, 2002 and 2001, respectively. The amount was determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost, short-term investment rates, interest rate swaps and estimated cash flow. Actual changes in rates may differ from the assumptions used in computing this exposure.

      The Company does not invest or trade in any derivative financial or commodity instruments, nor does it invest in any foreign financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Jarden Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheets of Jarden Corporation and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jarden Corporation and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                           /s/ ERNST & YOUNG LLP

New York, New York
January 30, 2004

                               JARDEN CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                              2003         2002          2001
                                           ---------    ---------     ---------
Net sales................................  $ 587,381    $ 367,104     $ 304,276
Costs and expenses:
   Cost of sales.........................    362,379      216,629       232,634
   Selling, general and administrative
      expenses...........................    131,719       85,366        52,552
   Restricted stock charge...............    21,833            --            --
   Goodwill amortization.................        --            --         5,153
   Special charges and reorganization
      expenses...........................        --            --         4,978
   Loss on divestitures of assets and
      product lines......................        --            --       122,887
                                           --------      --------      --------
Operating earnings (loss)................    71,450        65,109      (113,928)
Interest expense, net....................    19,184        12,611        11,791
                                           --------      --------      --------
Income (loss) before taxes and minority
   interest..............................    52,266        52,498      (125,719)
Income tax provision (benefit)...........    20,488        16,189       (40,443)
Minority interest in gain of consolidated
   subsidiary............................        --            --           153
                                           --------      --------      --------
Net income (loss)........................  $ 31,778      $ 36,309      $(85,429)
                                           ========      ========      ========
Basic earnings (loss) per share:
    Net income (loss)....................  $   1.40      $   1.74      $  (4.48)

Diluted earnings (loss) per share:
    Net income (loss)....................  $   1.35      $  1.68       $  (4.48)

Weighted average shares outstanding:
    Basic................................    22,663       20,910         19,089
    Diluted..............................    23,531       21,588         19,089




   The accompanying notes are an integral part of the consolidated financial statements.

                               JARDEN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                           DECEMBER 31,
                                                                                    ------------------------
                                                                                      2003             2002
                                                                                    ----------      ---------
ASSETS
Current assets:
     Cash and cash equivalents .................................................    $  125,400      $  56,779
     Accounts receivable, net of allowances of $11,880 and $6,095,
        respectively ...........................................................        92,777         40,470
     Income taxes receivable ...................................................           913          1,039
     Inventories, net ..........................................................       105,573         59,463
     Deferred taxes on income ..................................................        14,071         10,312
     Prepaid expenses and other current assets .................................         8,385          4,667
                                                                                    ----------      ---------
          Total current assets .................................................       347,119        172,730
                                                                                    ----------      ---------
Non-current assets:
Property, plant and equipment, at cost
     Land ......................................................................         2,070            782
     Buildings .................................................................        31,642         25,109
     Machinery and equipment ...................................................       155,111        115,637
                                                                                    ----------      ---------
                                                                                       188,823        141,528
     Accumulated depreciation ..................................................      (109,704)       (96,291)
                                                                                    ----------      ---------
                                                                                        79,119         45,237
                                                                                    ----------      ---------
Goodwill .......................................................................       236,413         75,750
Other intangible assets, net ...................................................        79,413         58,310
Other assets ...................................................................        17,610         14,738
                                                                                    ----------      ---------
Total assets ...................................................................    $  759,674      $ 366,765
                                                                                    ==========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term debt and current portion of long-term debt .....................    $   17,512      $  16,117
     Accounts payable ..........................................................        34,211         18,466
     Accrued salaries, wages and employee benefits .............................        15,879         13,559
     Other current liabilities .................................................        37,478         23,031
                                                                                    ----------      ---------
          Total current liabilities ............................................       105,080         71,173
                                                                                    ----------      ---------
Non-current liabilities:
     Long-term debt ............................................................       369,870        200,838
     Deferred taxes on income ..................................................        17,127          6,377
     Other non-current liabilities .............................................        17,692         11,613
                                                                                    ----------      ---------
          Total non-current liabilities ........................................       404,689        218,828
                                                                                    ----------      ---------
Commitments and contingencies                                                               --             --

Stockholders' equity:
     Common stock ($.01 par value, 50,000 shares authorized, 28,720 and 23,890 shares issued and 27,007 and 21,558 shares outstanding at December 31,
      2003 and 2002, respectively) .............................................           287            239
     Additional paid-in capital ................................................       165,056         33,996
     Retained earnings .........................................................       100,811         69,033
     Notes receivable for stock purchases ......................................            --         (5,109)
     Accumulated other comprehensive loss ......................................           308         (3,463)
     Less: treasury stock (1,713 and 2,332 shares, at cost, at December 31, 2003
        and 2002, respectively) ................................................       (16,557)       (17,932)
                                                                                    ----------      ---------
         Total stockholders' equity ............................................       249,905         76,764
                                                                                    ----------      ---------
Total liabilities and stockholders' equity .....................................    $  759,674      $ 366,765
                                                                                    ==========      =========


   The accompanying notes are an integral part of the consolidated financial statements.

                               JARDEN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                   YEAR ENDED DECEMBER 31,
                                                                                          ----------------------------------------
                                                                                              2003           2002          2001
                                                                                          ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss) ...............................................................     $  31,778      $  36,309      $ (85,429)
    Reconciliation of net income (loss) to net cash provided by operating activities:
        Depreciation ................................................................        14,188          9,412         13,427
        Amortization ................................................................           857            589          5,370
        Loss on divestitures of assets and product lines ............................          --             --          122,887
        Loss on disposal of fixed assets ............................................          --              498            402
        Special charges and reorganization expenses .................................          --             --              680
        Deferred income taxes .......................................................         6,674          8,039        (27,804)
        Deferred employee benefits ..................................................           988            383            378
        Non-cash compensation .......................................................        21,899            587           --
        Write-off of debt issuance and amendment costs ..............................          --              198          1,507
        Non-cash interest expense ...................................................           996          1,607            465
        Other, net ..................................................................           577          2,227          1,443
    Changes in working capital components, net of effects from acquisitions and divestitures:
        Accounts receivable .........................................................       (16,944)       (12,076)         4,787
        Income tax refunds ..........................................................           379         38,578           --
        Inventories .................................................................         4,994        (15,118)         9,338
        Accounts payable ............................................................         6,439             10            794
        Accrued salaries, wages and employee benefits ...............................          (710)         1,689          2,212
        Other current assets and liabilities ........................................         1,683         (3,381)       (10,600)
                                                                                          ---------      ---------      ---------
            Net cash provided by operating activities ...............................        73,798         69,551         39,857
                                                                                          ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from revolving credit borrowings ......................................        78,000         25,200         41,050
     Payments on revolving credit borrowings ........................................       (78,000)       (34,600)       (47,650)
     Proceeds from bond issuance ....................................................        31,950        147,654           --
     Payments on long-term debt .....................................................        (7,941)       (77,975)       (45,585)
     Payment on seller note .........................................................       (10,000)          --             --
     Debt issue and amendment costs .................................................        (5,913)        (7,467)          (867)
     Proceeds from issuance of senior debt ..........................................       160,000         50,000           --
     Proceeds from recouponing of interest rate swap ................................         2,231          4,400           --
     Proceeds from issuance of common stock, net of underwriting fees and
        related expenses ............................................................       112,258           --             --
     Other ..........................................................................         2,211          4,335            815
                                                                                          ---------      ---------      ---------
        Net cash provided by (used in) financing activities .........................       284,796        111,547        (52,237)
                                                                                          ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and equipment .....................................       (12,822)        (9,277)        (9,707)
     Insurance proceeds from property casualty ......................................          --             --            1,535
     Acquisitions of businesses, net of cash acquired of $6,685 and $28,374 in
    2003 and 2002, respectively .....................................................      (277,259)      (121,065)          --
     Purchase of intangible assets ..................................................          --           (2,000)          --
     Proceeds from divestitures of assets and product lines .........................          --            1,600         21,001
     Proceeds from the surrender of insurance contracts .............................          --             --            6,706
     Loans to former officers .......................................................          --             --           (4,059)
     Other, net .....................................................................           108             47            (23)
                                                                                          ---------      ---------      ---------
       Net cash (used in) provided by investing activities ..........................      (289,973)      (130,695)        15,453
                                                                                          ---------      ---------      ---------
NET INCREASE IN CASH ................................................................        68,621         50,403          3,073
Cash and cash equivalents, beginning of year ........................................        56,779          6,376          3,303
                                                                                          ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, END OF YEAR ..............................................     $ 125,400      $  56,779      $   6,376
                                                                                          =========      =========      =========


   The accompanying notes are an integral part of the consolidated financial statements.

                           JARDEN CORPORATION
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (IN THOUSANDS)



                                        Common Stock            Treasury Stock     Additional
                                        ------------            --------------       Paid-in      Retained       Loans
                                    Shares       Amount       Shares      Amount     Capital      Earnings     Receivable
                                    ------       ------       ------      ------     -------      --------     ----------
Balance, December 31, 2000 ...      23,890     $ 40,017       (4,866)   $ (38,971)   $    --    $ 118,153      $    --
Net loss .....................          --           --           --           --         --      (85,429)          --
Stock options exercised and
  stock plan purchases .......         201          929           --           --         --           --           --
Shares reissued from
  treasury ...................        (201)      (1,515)         201        1,515         --           --           --
Shares tendered for stock
  options and taxes ..........          --           --          (30)        (130)        --           --           --
Stock option compensation ....          --        2,422           --           --         --           --           --
Restatement of par value of
  common stock associated
  with the reincorporation
  in Delaware ................          --      (41,614)          --           --     41,614           --           --
Cumulative translation
  adjustment .................          --           --           --           --         --           --           --
Translation adjustment
  recorded to net income due
  to liquidation of
  investment in foreign
  subsidiary .................          --           --           --           --         --           --           --
Interest rate swap unrealized
  loss .......................          --           --           --           --         --           --           --
Minimum pension liability ....          --           --           --           --         --           --           --
                               -------------------------------------------------------------------------------------------
Balance, December 31, 2001 ...      23,890          239       (4,695)     (37,586     41,614       32,724           --
Net income ...................          --           --           --           --         --       36,309           --
Stock options exercised and
  stock plan purchases .......       2,324           --           --           --      9,261           --           --
Shares issued for
  non-cash compensation ......          45           --           --           --        587           --           --
Shares reissued from
  treasury ...................      (2,369)          --        2,369       19,742    (19,742)          --           --
Shares tendered for stock
  options and taxes ..........          --           --           (6)         (88)        --           --           --
Cumulative translation
  adjustment .................          --           --           --           --         --           --           --
Tax benefit related to stock
  option exercises ...........          --           --           --           --      2,276           --           --
Loans to executive officers
  and accrued interest
  thereon ....................          --           --           --           --         --           --       (5,109)
Interest rate swap
  maturity ...................          --           --           --           --         --           --           --
Minimum pension liability ....          --           --           --           --         --           --           --
                               -------------------------------------------------------------------------------------------
Balance, December 31, 2002 ...      23,890          239       (2,332)     (17,932)    33,996       69,033       (5,109)
Net income ...................          --           --           --           --         --       31,778           --
Proceeds from issuance of
  common stock ...............       4,830           48           --           --    112,210           --           --
Stock options exercised and
  stock plan purchases .......         623           --           --           --      2,270           --           --
Shares reissued from
  treasury ...................        (884)          --          884        6,610     (6,610)          --           --
Shares tendered for stock
  options and taxes ..........          --           --           (4)         (60)        --           --           --
Non-cash compensation charges           --           --           --           --     21,899           --           --
Cumulative translation
  adjustment .................          --           --           --           --         --           --           --
Tax benefit related to stock
  option exercises ...........          --           --           --           --      1,291           --           --
Repayment of executive
  officers loans and
  accrued interest ...........         261           --         (261)      (5,175)        --           --        5,109
Interest rate swap unrealized
  loss .......................          --           --           --           --         --           --           --
Minimum pension liability ....          --           --           --           --         --           --           --
                               -------------------------------------------------------------------------------------------
Balance, December 31, 2003 ...      28,720    $     287       (1,713)    $(16,557)  $165,065    $ 100,811      $    --
                               ===========================================================================================

                                            Accumulated Other
                                           Comprehensive Loss
                                  -------------------------------------
                                  Cumulative    Interest       Minimum
                                  Translation     Rate         Pension
                                  Adjustment      Swaps       Liability
                                  ----------      -----       ---------
Balance, December 31, 2000 ...    $    (978)     $    --      $    --
Net loss .....................           --           --           --
Stock options exercised and
  stock plan purchases .......           --           --           --
Shares reissued from
  treasury ...................           --           --           --
Shares tendered for stock
  options and taxes ..........           --           --           --
Stock option compensation ....           --           --           --
Restatement of par value of
  common stock associated
  with the reincorporation
  in Delaware ................           --           --           --
Cumulative translation
  adjustment .................         (424)          --           --
Translation adjustment
  recorded to net income due
  to liquidation of
  investment in foreign
  subsidiary .................          461           --           --
Interest rate swap unrealized
  loss .......................           --         (524)          --
Minimum pension liability ....           --           --         (397)
                               --------------------------------------
Balance, December 31, 2001 ...         (941)        (524)        (397)
Net income ...................           --           --           --
Stock options exercised and
  stock plan purchases .......           --           --           --
Shares issued for non-cash
  compensation ...............           --           --           --
Shares reissued from
  treasury ...................           --           --           --
Shares tendered for stock
  options and taxes ..........           --           --           --
Cumulative translation
  adjustment .................          191           --           --
Tax benefit related to stock
  option exercises ...........           --           --           --
Loans to executive officers
  and accrued interest
  thereon ....................           --           --           --
Interest rate swap
  maturity ...................           --          524           --
Minimum pension liability ....           --           --       (2,316)
                               --------------------------------------
Balance, December 31, 2002 ...         (750)          --       (2,713)
Net income ...................           --           --           --
Proceeds from issuance of
  common stock ...............           --           --           --
Stock options exercised and
  stock ......................           --           --           --
  plan purchases .............           --           --           --
Shares reissued from
  treasury ...................           --           --           --
Shares tendered for stock
  options and taxes ..........           --           --           --
Non-cash compensation charges            --           --           --
Cumulative translation
  adjustment .................        4,009           --           --
Tax benefit related to stock
  option exercises ...........           --           --           --
Repayment of executive
  officers loans and
  accrued interest ...........           --           --           --
Interest rate swap unrealized
  loss .......................           --          (57)          --
Minimum pension liability ....           --           --         (181)
                               --------------------------------------
Balance, December 31, 2003 ...    $   3,259    $     (57)   $  (2,894)
                               ======================================

   The accompanying notes are an integral part of the consolidated financial statements.

                               JARDEN CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (THOUSANDS OF DOLLARS)

                                                                             YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------
                                                                       2003          2002          2001
                                                                     --------      --------      ----------
Net income (loss) ..............................................     $ 31,778      $ 36,309      $(85,429)
Foreign currency translation:
     Translation adjustment during period ......................        4,009           191          (424)
     Translation adjustment recorded to net income (loss) due to
           liquidation of investment in foreign subsidiary .....         --            --             461
Interest rate swap unrealized gain (loss):
     Transition adjustment .....................................         --            --              45
     Change during period ......................................          (57)         --            (569)
     Maturity of interest rate swap ............................         --             524          --
Minimum pension liability ......................................         (181)       (2,316)         (397)
                                                                     --------      --------      --------
Comprehensive income (loss) ....................................     $ 35,549      $ 34,708      $(86,313)
                                                                     ========      ========      ========






















   The accompanying notes are an integral part of the consolidated financial statements.

                               JARDEN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

1.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The Company is a leading provider of niche consumer products used in and around the home, under well-known brand names including Ball(R), Bernardin(R), Crawford(R), Diamond(R), FoodSaver(R), Forster(R), Kerr(R), Lehigh(R) and Leslie-Locke(R). The Company's products include, amongst others, clothespins, home canning, home vacuum packaging, kitchen matches, plastic cutlery, rope, cord and twine and toothpicks. The Company also manufactures zinc strip and a wide array of plastic products for third party consumer product and medical companies, as well as its own businesses. See Business Segment Information (Note
5).

      These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of Jarden Corporation and its subsidiaries ("Company"). All significant intercompany transactions and balances have been eliminated upon consolidation.

      On a stand alone basis, without the consolidation of its subsidiaries, the Company has no independent assets or operations. The guarantees by its subsidiaries of the 9 3/4% senior subordinated notes ("Notes"), which are discussed in Note 9, are full and unconditional and joint and several. The subsidiaries that are not guarantors of the Notes are minor. There are no significant restrictions on the Company's or the guarantors' ability to obtain funds from their respective subsidiaries by dividend or loan.

      All earnings per share amounts and number of shares outstanding have been retroactively adjusted to give effect to a 3-for-2 split of the Company's common stock that was effected in the fourth quarter of 2003.

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

Revenue Recognition

      The Company recognizes revenue when title transfers. In most cases, title transfers at the time product is shipped to customers. The Company allows customers to return defective or damaged products as well as certain other products for credit, replacement, or exchange. Revenue is recognized as the net amount to be received after deducting estimated amounts for product returns, discounts, and allowances. The Company estimates future product returns based upon historical return rates and its judgment.

Freight Costs

      Freight costs on goods shipped to customers are included in Cost of Sales in the Consolidated Statements of Operations.

Prepaid Media and Advertising Costs

      Direct advertising costs (primarily media expenses) related to infomercial sales are recorded as prepaid assets when paid in advance. The expense is recognized when the infomercial is aired. All production expenses related to the infomercials are expensed upon first showing of the infomercial. The Company's other advertising costs, consisting primarily of ad demo and cooperative advertising, media placement and promotions are expensed as incurred. The Company incurred advertising costs in the approximate amounts of $25.9 million, $17.8 million and $1.0 million for the years 2003, 2002 and 2001, respectively. Amounts of $0.5 million and $0.4 million were included in the Company's Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheet as of December 31, 2003 and 2002, respectively.

Cash and Cash Equivalents

      Cash equivalents include financial investments with a maturity of three months or less when purchased.

Accounts Receivable

     The Company provides credit, in the normal course of business, to its customers. The Company maintains an allowance for doubtful customer accounts for estimated losses that may result from the inability of the Company's customers to make required payments. That estimate is based on historical collection experience, current economic and market conditions, and a review of the current status of each customer's trade accounts receivable. The Company charges actual losses when incurred to this allowance.

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

Intangible Assets

      Intangible assets consist principally of goodwill and intangible assets recorded in connection with brand names and manufacturing processes expertise. Goodwill represents the excess of the purchase prices of acquired businesses over the estimated fair values of the net assets acquired. The Company's goodwill and intangible assets that are deemed to have indefinite lives are no longer amortized under current accounting guidance but are subject to annual impairment tests. Other intangible assets are amortized over their useful lives and are evaluated for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable through future undiscounted cash flows, excluding interest costs. If facts or circumstances suggest that the Company's intangible assets are impaired, the Company assesses the fair value of the intangible assets and reduces them to an amount that results in book value approximating fair value.

Taxes on Income

      Deferred taxes are provided for differences between the financial statement and tax basis of assets and liabilities using enacted tax rates. The Company established a valuation allowance against a portion of the net tax benefit associated with all carryforwards and temporary differences at December 31, 2001, as it was more likely than not that these would not be fully utilized in the available carryforward period. A portion of this valuation allowance remained as of December 31, 2003 and 2002 (see Note 10).

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

Stock Options

      In December 2002, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As allowed for by both SFAS No. 148 and SFAS No. 123, the Company accounts for the issuance of stock options using the intrinsic value method in accordance with Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Generally for the Company's stock option plans, no compensation cost is recognized in the Consolidated Statements of Operations because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant. Under the Company's 2001 Stock Option Plan, however, the Company did recognize a one-time charge of compensation cost in 2001 because stockholder approval of the plan was required subsequent to the grant date (see Note 12).

      Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------------
(thousands of dollars, except per share amounts)                            2003           2002           2001
                                                                         ----------     ----------     ----------
Net income (loss), as reported .....................................     $   31,778     $   36,309     $  (85,429)
     Deduct: Total stock-based employee compensation expense
        determined under fair value based method for all awards, net
        of related tax effects .....................................          2,032          1,037            295
                                                                         ----------     ----------     ----------

Pro forma net income (loss) ........................................     $   29,746     $   35,272     $  (85,724)
                                                                         ==========     ==========     ==========
       Basic earnings (loss) per share:
      As reported ..................................................     $     1.40     $     1.74     $    (4.48)
      Pro forma ....................................................           1.31           1.69          (4.49)
        Diluted earnings (loss) per share:
      As reported ..................................................     $     1.35     $     1.68     $    (4.48)
      Pro forma ....................................................           1.26           1.63          (4.49)

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: no dividend yield for all years, expected volatility of 37, 44 and 37 percent, risk-free interest rates of 1.6, 2.0 and 4.8 percent and expected lives of 7.6, 7.5 and
7.5 years. The average fair value of each option granted in 2003, 2002 and 2001 was $9.11, $6.19 and $1.93, respectively.

2.    ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued SFAS No. 145, Recision of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2000. SFAS No. 145 revises the criteria for classifying the extinguishment of debt as extraordinary and the accounting treatment of certain lease modifications. SFAS No. 145 was effective for the Company beginning in fiscal 2003. The adoption of SFAS No. 145 did not have a material impact on the Company's consolidated financial statements.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 provides guidance on the timing of the recognition of costs associated with exit or disposal activities. The new guidance requires costs associated with exit or disposal activities to be recognized when incurred. Previous guidance required recognition of costs at the date of commitment to an exit or disposal plan. The provisions of the statement were effective for any exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have an impact on the Company's financial condition or results of operations.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified and for hedging relationships designed after June 30, 2003. The adoption of SFAS No.149 did not have a material effect on the Company's present financial condition or results of operations.

3.    ACQUISITIONS AND DIVESTITURES

      On September 2, 2003, the Company acquired all of the issued and outstanding stock of Lehigh Consumer Products Corporation and its subsidiary ("Lehigh" and the "Lehigh Acquisition"). Lehigh is the largest supplier of rope, cord and twine for the U.S. consumer marketplace and a leader in innovative storage and organization products and workshop accessories for the home and garage as well as in the security screen door and ornamental metal fencing market. The purchase price of the transaction was approximately $157.6 million, including transaction expenses, and was principally funded by a draw down under the Company's amended and restated senior credit facility ("Amended Credit Agreement") (see Note 9). In addition, the Lehigh Acquisition includes an earn-out provision with a potential payment in cash or Company common stock, at the Company's sole discretion, of up to $25 million payable in 2006, provided that certain earnings performance targets are met. If paid, the Company expects to capitalize the cost of the earn-out. Lehigh is included in the branded consumables segment from September 2, 2003 (see Note 5).

      On February 7, 2003, the Company completed its acquisition of the business of Diamond Brands International, Inc. and its subsidiaries ("Diamond Brands" and the "Diamond Acquisition'), a manufacturer and distributor of niche household products, including clothespins, kitchen matches, plastic cutlery and toothpicks under the Diamond(R) and Forster(R) trademarks. The purchase price of this transaction was approximately $91.5 million, including transaction expenses. The Company used cash on hand and draw downs under its debt facilities to finance the transaction. The acquired plastic manufacturing operation is included in the plastic consumables segment in 2003 and the acquired wood manufacturing operation and branded product distribution business is included in the branded consumables segment in 2003 (see Note 5).

      On April 24, 2002, the Company completed its acquisition of the business of Tilia International, Inc. and its subsidiaries ("Tilia" and the "Tilia Acquisition"). Pursuant to the Tilia Acquisition, the Company acquired Tilia for approximately $145 million in cash and $15 million in seller debt financing. In addition, the Tilia Acquisition includes an earn-out provision with a potential payment in cash or Company common stock, at the Company's sole discretion, of up to $25 million payable in 2005, provided that certain earnings performance targets are met. If paid, the Company expects to capitalize the cost of the earn-out.

      The Lehigh Acquisition, the Diamond Acquisition and the Tilia Acquisition were all entered into as part of the Company's strategy of acquiring branded consumer products businesses with leading market positions in niche markets for products used in and around the home, attractive operating margins and strong management. The results of Lehigh, Diamond Brands, and Tilia have been included in the Company's results from September 2, 2003, February 1, 2003 and April 1, 2002, respectively.

      The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the effective dates of acquisition:

                                                        DIAMOND
                                       TILIA             BRANDS              LEHIGH
(millions of dollars)            (APRIL 1, 2002)     (FEB. 1, 2003)     (SEPT. 2, 2003)     TOTAL
                                 ---------------     --------------     ---------------   ----------
Current assets ................     $   65.1            $  24.7             $   47.1       $  136.9
Property, plant and equipment .          2.4               20.5                  8.7           31.6
Trademark .....................         50.9               13.8                  3.4           68.1
Other intangibles .............          5.5                 --                   --            5.5
                                    --------            -------             --------       --------
    Total assets acquired .....        123.9               59.0                 59.2          242.1
                                    --------            -------             --------       --------
Current liabilities ...........        (19.3)              (9.2)                (9.8)         (38.3)
Long-term liabilities .........         (0.7)              (0.9)              --               (1.6)
                                    --------            -------             --------       --------
     Total liabilities assumed         (20.0)             (10.1)                (9.8)         (39.9)
                                    --------            -------             --------       --------
            Net assets acquired        103.9               48.9                 49.4          202.2
                                    --------            -------             --------       --------
Purchase price ................        163.3               91.5                157.6          412.4
                                    --------            -------             --------       --------
Goodwill recorded .............     $   59.4            $  42.6             $  108.2       $  210.2
                                    ========            =======             ========       ========


     Certain working capital balances recorded in connection with the Diamond Acquisition and the Lehigh Acquisition are preliminary and when finalized within one year of the respective dates of acquisition may result in changes to the intangible balances shown above.

     In the fourth quarter of 2003, the Company completed its acquisition of the VillaWare Manufacturing Company ("VillaWare"). VillaWare's results are included in the consumer solutions segment from October 3, 2003. In the second quarter of 2003, the Company completed its acquisition of O.W.D., Incorporated and Tupper Lake Plastics, Incorporated (collectively "OWD"). The branded product distribution operation acquired in the OWD acquisition is included in the branded consumables segment from April 1, 2003. The plastic manufacturing operation acquired in the OWD acquisition is included in the plastic consumables segment from April 1, 2003.

     The results of VillaWare and OWD did not have a material effect on the Company's results for the year ended December 31, 2003 and are therefore not included in the proforma financial information presented herein. The aggregate amount of goodwill acquired in connection with the acquisitions of VillaWare and OWD was $12.3 million.

     The goodwill and other intangibles amounts recorded in connection with the Company's acquisitions are discussed in detail in Note 8.

     Effective November 26, 2001, the Company sold the assets of its Triangle, TriEnda and Synergy World plastic thermoforming operations ("TPD Assets") to Wilbert, Inc. for $21 million in cash, a $1.9 million noninterest bearing one-year note ("Wilbert Note") as well as the assumption of certain identified liabilities. The Company recorded charges of $0.1 million and $0.2 million in 2002 and 2001, respectively, to reduce the carrying amount of the Wilbert Note based upon purchase adjustments. The residual carrying amount on the Wilbert Note of $1.6 million was repaid on November 25, 2002. In connection with this sale, the Company recorded a pre-tax loss of $121.1 million in 2001. The amount of goodwill included in the loss on the sale was $82.0 million. The proceeds from the sale were used to pay down the Company's term debt under a former credit agreement (see Note 9).

     Effective November 1, 2001, the Company sold its majority interest in Microlin, LLC ("Microlin"), for $1,000 in cash plus contingent consideration based upon future performance through December 31, 2012 and the cancellation of future funding requirements. The Company recorded a pretax loss of $1.4 million in 2001 related to the sale.

4.   PRO FORMA FINANCIAL INFORMATION

     The following unaudited pro forma financial information gives pro forma effect to the Tilia Acquisition, the Diamond Acquisition and the Lehigh Acquisition (as described in Note 3 above) with the related financings as if they had been consummated as of the beginning of the earliest period presented. The unaudited pro forma financial information presented does not exclude the $21.8 million non-cash restricted stock charge and related tax benefit recorded in 2003 or the net $4.4 million income tax valuation allowance released in 2002:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
(thousands of dollars, except per share data)               2003         2002
                                                         ---------     ---------
Net sales ................                               $ 684,876     $ 635,361
Operating income .........                                  86,696       104,777
Net income ...............                                  37,898        52,085
Diluted earnings per share                               $    1.61      $   2.41


5.   BUSINESS SEGMENT INFORMATION

     The Company reports four business segments: branded consumables, consumer solutions, plastic consumables and other.

     In the branded consumables segment, the Company markets, distributes and in certain cases manufactures a broad line of branded products that includes clothespins, craft items, food preparation kits, home canning jars, jar closures, kitchen matches, plastic cutlery, rope, cord and twine, storage and workshop accessories, toothpicks and other accessories marketed under the Ball(R), Bernardin(R), Crawford(R), Diamond(R), Forster(R), Kerr(R), Lehigh(R) and Leslie-Locke(R) brand names. As discussed in Note 3, the Diamond Brands wood manufacturing operation and branded product distribution business and the Lehigh home improvement business have been included in the branded consumables segment effective February 1, 2003 and September 2, 2003, respectively. In the consumer solutions segment, which was created upon the acquisition of Tilia in April 2002, the Company sources, markets and distributes an array of innovative kitchen products under the market leading FoodSaver(R) brand name, as well as the VillaWare(R) brand name. The plastic consumables segment manufactures, markets and distributes a wide variety of consumer and medical plastic products, including products used by the Company's branded consumables segment (plastic cutlery) and consumer solutions segment (containers). As discussed in Note 3, the Diamond Brands plastic manufacturing operation is included in the plastic consumables segment effective February 1, 2003. The other segment is primarily a producer of zinc strip.

     Net sales, operating earnings (loss), capital expenditures, depreciation and amortization, and assets employed in operations by segment are summarized as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                   --------------------------------------
(thousands of dollars)                               2003          2002           2001
                                                  ---------      ---------      ---------
Net sales:
   Branded consumables (1) ..................     $ 257,869      $ 111,240      $ 119,942
   Consumer solutions (2) ...................       215,847        145,316             --
   Plastic consumables (3), (4) .............       109,056         70,578        139,912
   Other ....................................        42,802         41,034         45,525
   Intercompany (7) .........................       (38,193)        (1,064)        (1,103)
                                                  ---------      ---------      ---------
           Total net sales ..................     $ 587,381      $ 367,104      $ 304,276
                                                  =========      =========      =========
Operating earnings (loss):
   Branded consumables (1) ..................     $  36,521      $  17,984      $  13,291
   Consumer solutions (2) ...................        42,550         31,672             --
   Plastic consumables (3), (4) .............         9,551          9,088         (5,274)
   Other ....................................         5,531          6,366          7,075
   Intercompany .............................          (870)            (1)            13
   Unallocated corporate expenses (5) .......       (21,833)            --         (6,146)
   Loss on divestitures of assets ...........            --             --       (122,887)
                                                  ---------      ---------      ---------
           Total operating income (loss) ....        71,450         65,109       (113,928)
Interest expense, net .......................        19,184         12,611         11,791
                                                  ---------      ---------      ---------
Income (loss) before taxes and minority
   interest .................................     $  52,266      $  52,498      $(125,719)
                                                  =========      =========      =========
Capital expenditures:
   Branded consumables (1) ..................     $   4,074      $   3,547      $     633
   Consumer solutions (2) ...................         4,598          1,008             --
   Plastic consumables (3), (4) .............         2,484          3,392          8,537
   Other ....................................           924            585            530
   Corporate (6) ............................           742            745              7
                                                  ---------      ---------      ---------
          Total capital expenditures ........     $  12,822      $   9,277      $   9,707
                                                  =========      =========      =========
Depreciation and amortization:
   Branded consumables (1) ..................     $   3,673      $   1,878      $   3,202
   Consumer solutions (2) ...................         2,278          1,382             --
   Plastic consumables (3), (4) .............         6,859          4,435         12,947
   Other ....................................         2,133          2,222          2,448
   Corporate (6) ............................           102             84            200
                                                  ---------      ---------      ---------
          Total depreciation and amortization     $  15,045      $  10,001      $  18,797
                                                  =========      =========      =========

                                                     AS OF DECEMBER 31,
                                                  -----------------------
                                                    2003           2002
                                                  --------       --------
Assets employed in operations:
   Branded consumables (1) ..................     $310,451       $ 61,093
   Consumer solutions (2) ...................      216,289        184,180
   Plastic consumables (3), (4) .............       62,623         39,551
   Other ....................................       13,867         14,573
   Corporate (6) ............................      156,444         67,368
                                                  --------       --------
          Total assets ......................     $759,674       $366,765
                                                  ========       ========

(1) The Lehigh business and the Diamond Brands wood manufacturing operation and branded product distribution business are included in the branded consumables segment effective September 2, 2003 and February 1, 2003, respectively.

(2) The consumer solutions segment was created upon the purchase of Tilia, effective April 1, 2002.

(3) The Diamond Brands plastic manufacturing operation is included in the plastic consumables segment effective February 1, 2003.

(4) Effective November 26, 2001 and November 1, 2001, the Company sold the TPD Assets and Microlin, respectively.

(5) Unallocated corporate expenses in 2003 is comprised of a $21.8 million non-cash restricted stock charge and in 2001 are comprised primarily of special charges and reorganization expenses.

(6) Corporate assets primarily include cash and cash equivalents, amounts relating to benefit plans, deferred tax assets and corporate facilities and equipment.

(7) Intersegment sales are recorded at cost plus an agreed upon intercompany profit on intersegment sales.

      Within the branded consumables segment are three product lines: kitchen products, home improvement products, and other specialty products. Kitchen products include home canning and accessories, plastic cutlery, straws, toothpicks, food preparation kits and kitchen matches. Net sales of kitchen products were $194.4 million, $109.1 million and $116.6 million for 2003, 2002 and 2001, respectively. Home improvement products include rope, cord and twine, storage and organizational products for the home and garage and security door and fencing products. Net sales of home improvement products were $41.0 million for 2003. There were no home improvement product sales in 2002 or 2001. Other specialty products include institutional plastic cutlery and sticks, book and advertising matches, craft items, laundry care products, lighters and fire starters and other commercial products. Net sales of other specialty products were $22.5 million, $2.1 million and $3.4 million for 2003, 2002 and 2001, respectively.

     One of the Company's customers accounted for 19.7% and 18.7% of its 2003 and 2002 net revenues, respectively.

     The Company's major customers are located within North America. Net sales of the Company's products in Canada and Mexico were $26.9 million, $29.2 million and $29.7 million in 2003, 2002 and 2001, respectively. Net sales and long-lived assets located outside North America are not material.

6.  SPECIAL CHARGES AND REORGANIZATION EXPENSES

     The Company incurred net special charges and reorganization expenses of $5.0 million for 2001. No charges were incurred in 2003 or 2002. This amount is comprised of the following (in millions):

                                                              YEAR ENDED
                                                              DECEMBER 31,
(millions of dollars)                                            2001
                                                             ------------
Costs to evaluate strategic options ..............            $  1.4
Discharge of deferred compensation obligations ...              (4.1)
Separation costs for former officers .............               2.6
Stock option compensation ........................               2.4
Corporate restructuring costs ....................               2.3
Costs to exit facilities .........................               0.8
Items related to divested thermoforming operations              (0.4)
                                                              ------
                                                              $  5.0
                                                              ======

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

     During the fourth quarter of 2001, the Company incurred corporate restructuring costs in the amount of $2.3 million. These include costs related to the transitioning of the corporate office function from Indianapolis, Indiana to Rye, New

York and Muncie, Indiana, costs to reincorporate in Delaware and to hold a special meeting of stockholders, and other costs including professional fees. Of this amount $0 and $0.6 million remained unpaid as of December 31, 2003 and 2002, respectively.

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


7.   INVENTORIES

Inventories were comprised of the following:

                                            AS OF DECEMBER 31,
                                       ----------------------------
(thousands of dollars)                   2003                2002
                                       --------            --------
Raw materials and supplies             $ 15,254            $  6,562
Work in process ...........               6,653               7,300
Finished goods ............              83,666              45,601
                                       --------            --------
          Total inventories            $105,573            $ 59,463
                                       ========            ========


8.    INTANGIBLES

     As of December 31, 2003 and 2002, the Company had recorded the following amounts for intangible assets:

                                                            BRANDED          CONSUMER
(millions of dollars)                                     CONSUMABLES        SOLUTIONS            TOTAL
                                                          -----------        ---------          ---------
2003
----
Intangible assets not subject to amortization:
Goodwill .......................................            $  167.3          $   69.1           $  236.4
Trademarks .....................................                18.9              55.9               74.8
                                                            --------          --------           --------
   Intangible assets not subject to amortization               186.2             125.0              311.2
                                                            --------          --------           --------
Intangible assets subject to amortization:
Manufacturing processes and expertise ..........              --                   6.0                6.0
 Accumulated amortization ......................              --                  (1.4)              (1.4)
                                                            --------          --------           --------
   Net amount of intangible assets subject to
       amortization ............................              --                   4.6                4.6
                                                            --------          --------           --------
  Total goodwill and other intangible assets ...            $  186.2          $  129.6           $  315.8
                                                            ========          ========           ========

                                                             BRANDED           CONSUMER
(millions of dollars)                                      CONSUMABLES         SOLUTIONS           TOTAL
                                                           -----------         ---------         ---------
2002
----
Intangible assets not subject to amortization:
Goodwill .......................................            $    15.5          $    60.3         $    75.8
Trademarks .....................................               --                   52.9              52.9
                                                            ---------          ---------         ---------
   Intangible assets not subject to amortization                 15.5              113.2             128.7
                                                            ---------          ---------         ---------
Intangible assets subject to amortization:
Manufacturing processes and expertise ..........               --                    6.0               6.0
 Accumulated amortization ......................               --                   (0.6)             (0.6)
                                                            ---------          ---------         ---------
   Net amount of intangible assets subject to
       amortization ............................               --                    5.4               5.4
                                                            ---------          ---------         ---------
  Total goodwill and other intangible assets ...            $    15.5          $   118.6         $   134.1
                                                            =========          =========         =========

     The only intangible assets which have a definitive life and are currently subject to amortization are the manufacturing processes and expertise, which are being amortized over a period of 7-8 years. Amortization for the manufacturing processes and expertise in the aggregate amounts of $0.8 million and $0.6 million were recorded in 2003 and 2002, respectively, and are included in Selling, General and Administrative expenses in the Consolidated Statements of Operations.

     The estimated intangible assets amortization expense, including estimated amortization on future contracted intangible asset purchases not included in the table above, for each of the five succeeding fiscal years is as follows: $1.0 million in 2004; $1.1 million in 2005; $1.2 million in 2006; $1.2 million in 2007 and $1.3 million in 2008.

     A portion of the Company's goodwill relating to the Tilia Acquisition is recorded on a Canadian subsidiary's books. Due to the effect of foreign currency translations the amount of goodwill recorded increased by approximately $3.1 million and $0.2 million in 2003 and 2002, respectively.

     The goodwill and other intangible assets recorded by the Company are fully deductible for income tax purposes.

     As a result of the adoption of SFAS No. 142 in 2002, the Company did not record goodwill amortization. No impairment losses were required in 2003 or 2002. The Company recorded goodwill amortization of approximately $5.2 million in 2001. In 2001 goodwill amortization of $4.0 million related to entities that were disposed of in 2001, which had been included in the plastic consumables segment. The remaining goodwill amortization for the 2001 period related to the branded consumables segment.

     Net income (loss) and earnings (loss) per share amounts on an adjusted basis to reflect the add back of goodwill amortization would be as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                                ---------------------------------------
(in thousands, except per share amounts)                          2003           2002            2001
                                                                --------      ----------       --------
    Reported net income (loss) ...........................      $ 31,778      $   36,309       $(85,429)
    Add back: goodwill amortization (net of tax expense of
         $0, $0 and  $2,020, respectively) ...............           --              --          3,133
                                                                --------      ----------       --------
    Adjusted net income (loss) ...........................      $ 31,778      $   36,309       $(82,296)
                                                                ========      ==========       ========
Basic earnings (loss) per share:
   Reported net income (loss) ............................      $   1.40      $     1.74       $  (4.48)
   Goodwill amortization .................................          --                --           0.16
                                                                --------      ----------       --------
   Adjusted net income (loss) ............................      $   1.40      $     1.74       $  (4.32)
                                                                ========      ==========       ========
Diluted earnings (loss) per share:
   Reported net income (loss) ............................      $   1.35      $     1.68       $  (4.48)
   Goodwill amortization .................................            --              --           0.16
                                                                --------      ----------       --------
   Adjusted net income (loss) ............................      $   1.35      $     1.68       $  (4.32)
                                                                ========      ==========       ========

9.   DEBT AND INTEREST

     Debt was comprised of the following:

                                                                    AS OF DECEMBER 31,
                                                                -------------------------
(thousands of dollars)                                             2003            2002
                                                                ---------       ---------
9 3/4% senior subordinated notes .........................      $ 179,853       $ 147,813
Term loan A ..............................................         49,934          47,500
Term loan B ..............................................        149,625            --
Seller notes .............................................          5,420          15,036
Non-debt balances arising from interest rate swap activity          2,550           6,606
                                                                ---------       ---------
                                                                  387,382         216,955
Less current portion .....................................        (17,512)        (16,117)
                                                                ---------       ---------
          Total long-term debt ...........................      $ 369,870       $ 200,838
                                                                =========       =========

2003 Activity

      In connection with the Lehigh Acquisition (see Note 3), the Company amended and restated its existing senior credit facility ("Amended Credit Agreement"). The Company's Amended Credit Agreement provides for up to $280 million of senior secured loans, consisting of a $70 million revolving credit facility, a $60 million term loan facility ("Term loan A"), and a newly issued $150 million term loan facility ("Tern loan B"). The new term loan facility bears interest at a rate equal to (i) the Eurodollar Rate (as determined by the Administrative Agent) pursuant to an agreed formula or (ii) a Base Rate equal to the higher of (a) the Bank of America prime rate and (b) the federal funds rate plus 50%, plus, in each case, an applicable margin of 2.75% per annum for Eurodollar loans and 1.75% per annum for Base Rate loans. The pricing and principal of the revolving credit facility and the previously existing term loan did not change. The revolving credit facility continues to have a $15 million letter of credit sub-limit and a $10 million swing line loans sub-limit. On September 2, 2003, the Company drew down the full cash amount of the new $150 million term loan facility, which funds were used principally to pay the majority of the cash consideration for the Lehigh Acquisition. The Company's Amended Credit Agreement matures on April 24, 2008.

      The Amended Credit Agreement contains certain restrictions on the conduct of the Company's business, including, among other things restrictions, generally, on: incurring debt; disposing of certain assets; making investments; exceeding certain agreed upon capital expenditures; creating or suffering liens; completing certain mergers; consolidations and sales of assets and with permitted exceptions, acquisitions; declaring dividends; redeeming or prepaying other debt; and certain transactions with affiliates. The Amended Credit Agreement also includes financial covenants that require the Company to maintain certain leverage and fixed charge ratios and a minimum net worth.

      On May 8, 2003, the Company issued an additional $30 million of Notes (bringing to a total $180 million of Notes issued and outstanding, including the 2002 issuance discussed below). The net proceeds of the offering were used to reduce the outstanding revolver balances under the Company's senior credit facility. The Notes were issued at a price of 106.5% of face value and the Company received approximately $32.0 million in gross proceeds from the issuance. As a result of an exchange offer completed on December 2, 2003, all of the Notes are governed by an indenture, dated as of April 24, 2002, as supplemented ("April 2002 Indenture"). Significant terms of the Notes and the indenture are discussed under "2002 and 2001 Activity".

      During 2003, a seller note in the principal amount of $10 million was repaid. For accounting purposes, the Company imputed an interest rate of 5% on the $10 million non-interest bearing note. The remaining seller debt financing consists of a non-interest bearing note in the principal amount of $5 million, bearing interest at 5%, which is due on April 24, 2004.

2002 and 2001 Activity

     In April 2002, in connection with the Tilia Acquisition, the Company made an offering of $150 million of Notes to qualified institutional buyers in a private placement pursuant to Rule 144A under the Securities Act of 1933.

     The Notes were issued at a discount such that the Company received approximately $147.7 million in net proceeds. The Notes are scheduled to mature on May 1, 2012, however, on or after May 1, 2007, the Company can redeem all or part of the Notes at any time at a redemption price ranging from 100% to 104.875% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any. Prior to May 1, 2005, the Company can redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds from certain public equity offerings at a redemption price of 109.75% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any. Interest on the Notes accrues at the rate of 9.75% per annum and is payable semi-annually in arrears on May 1 and November 1, with the first payment occurring on November 1, 2002. The April 2002 Indenture governing the Notes also contains certain restrictions on the conduct of the Company's business.

     Prior to the Amended Credit Agreement, the Company's former credit agreement ("Old Credit Agreement") was due to mature on April 24, 2007. The revolving credit facility and the term loan facility bore interest at a rate equal to (i) the Eurodollar Rate pursuant to an agreed formula or (ii) a Base Rate equal to the higher of (a) the Bank of America prime rate and (b) the federal funds rate plus .50%, plus, in each case, an applicable margin ranging from 2.00% to 2.75% for Eurodollar Rate loans and from .75% to 1.5% for Base Rate loans. The Old Credit Agreement contained restrictions on the conduct of the Company's business similar to the restrictions under the Amended Credit Agreement. The Old Credit Agreement was replaced by the Amended Credit Agreement.

      Until it was replaced by the Old Credit Agreement on April 24, 2002, our senior credit facility, as amended, provided for a revolving credit facility of $40 million and a term loan which amortized periodically as required by the terms of the agreement. Interest on borrowings under the term loan and the revolving credit facilities were based upon fixed increments over adjusted LIBOR or the agent bank's alternate borrowing rate as defined in the agreement. The agreement also required the payment of commitment fees on the unused balance. During the first quarter 2002, approximately $38 million of tax refunds the Company received, were used to repay a portion of the outstanding amounts under this credit facility.

      In May 1999, we entered into a three-year interest rate swap with an initial notional value of $90 million. The swap effectively fixed the interest rate on approximately 60% of our term debt at a maximum rate of 7.98% for the three-year period. The swap matured and was terminated in March 2002.

Debt disclosures

      As of December 31, 2003, the Notes traded at a premium, resulting in an estimated fair value, based upon quoted market prices, of approximately $198.5 million.

     As of December 31, 2003, the Company had $199.6 million outstanding under the term loan facilities and no outstanding amounts under the revolving credit facility of the Amended Credit Agreement. The Company's weighted average interest rate on this outstanding amount at December 31, 2003 was 4.0%. Net availability under the revolving credit agreement was approximately $64.9 million as of December 31, 2003, after deducting $5.1 million of issued letters of credit. The Company is required to pay commitment fees on the unused balance of the revolving credit facility.

     As of December 31, 2002, the Company had $47.5 million outstanding under the term loan facility and zero outstanding under the $50 million revolving credit facility of the Old Credit Agreement. The Company's weighted average interest rate on this outstanding amount at December 31, 2002 was 4.3%. Net availability under the revolving credit agreement was approximately $45.8 million as of December 31, 2002, after deducting $4.2 million of issued letters of credit.

       As of December 31, 2003, maturities on the Company's Long-term Debt, net of unamortized debt discounts/premiums, over the next five years, were $17.5 million in 2004, $15.1 million in 2005, $18.1 million in 2006, $81.8 million in 2007, $72.4 million in 2008 and $182.4 million thereafter.

      As of December 31, 2003 and 2002, the Company's Long-term Debt included approximately $2.6 million and $6.6 million, respectively, of non-debt balances arising from the interest rate swap transactions described in Note 16. The 2003 non-debt balance is in the "thereafter" balance above.

     Because the interest rates applicable to the senior debt under the Amended Credit Agreement and the Old Credit Agreement are based on floating rates identified by reference to market rates, the fair market value of the senior debt as of December 31, 2003 and 2002 approximated its carrying value.

     During 2003 and 2002, the Company incurred costs in connection with the issuance of the Notes, Amended Credit Agreement and Old Credit Agreement of approximately $5.9 million and $7.4 million, respectively. Such amounts are included in Other Assets on the Consolidated Balance Sheet and are being amortized over the respective terms of the debt.

      Interest paid on the Company's borrowings during the years ended December 31, 2003, 2002 and 2001 was $17.2 million, $10.5 million and $9.5 million, respectively.

10.   TAXES ON INCOME

     The components of the provision (benefit) for income taxes attributable to continuing operations were as follows:

                                                     YEAR ENDED DECEMBER 31,
                                            -------------------------------------
(thousands of dollars)                        2003           2002            2001
                                            --------      --------       --------
Current income tax expense (benefit):
   U.S. federal ......................      $  9,842      $ 13,513       $(13,978)
   Foreign ...........................           676           692          1,163
   State and local ...................         2,466         2,813           (500)
                                            --------      --------       --------
     Total ...........................        12,984        17,018        (13,315)
                                            --------      --------       --------
Deferred income tax expense (benefit):
   U.S. federal ......................         6,485          (340)       (33,707)
   State, local and other ............           602          (489)        (4,962)
Foreign ..............................           417            --             --
                                            --------      --------       --------
     Total ...........................         7,504          (829)       (38,669)
                                            --------      --------       --------
Income tax benefit applied to goodwill            --            --         11,541
                                            --------      --------       --------
Total income tax provision (benefit) .      $ 20,488      $ 16,189       $(40,443)
                                            ========      ========       ========

     Foreign pre-tax income was $3.2 million, $1.8 million, and $0.9 million in 2003, 2002, and 2001, respectively.

     Deferred tax liabilities (assets) are comprised of the following:

                                             AS OF DECEMBER 31,
                                         ------------------------
(thousands of dollars)                     2003            2002
                                         --------       --------

Property, equipment and intangibles ...  $(14,682)      $ (2,741)
   Other ..............................    (2,445)        (7,459)
                                         --------       --------
      Gross deferred tax liabilities ..   (17,127)       (10,200)
                                         --------       --------

Net operating loss ....................     2,726          2,726
Accounts receivable allowances ........     1,342            310
Inventory valuation ...................     3,097          2,095
Compensation and benefits .............     3,961          7,671
Other .................................     3,945          2,333
                                         --------       --------
   Gross deferred tax assets ..........    15,071         15,135
                                         --------       --------
Valuation allowance ...................    (1,000)        (1,000)
                                         --------       --------
Net deferred tax asset ................  $ (3,056)      $  3,935
                                         ========       ========

     Approximately $2.7 million of state net operating loss carryforwards remain at December 31, 2003 before the valuation allowance. Their use is limited to future taxable income of the Company. The carryforwards expire in 2021. The Company maintained a valuation allowance against a portion of the net tax benefit associated with all carryforwards and temporary differences at December 31, 2003, as it is more likely than not that these will not be fully utilized in the available carryforward period.

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

     The difference between the federal statutory income tax rate and the Company's effective income tax rate as a percentage of income from continuing operations is reconciled as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                  2003       2002        2001
                                                 ------     ------      ------
Federal statutory tax rate .................       35.0%      35.0%      (35.0)%
Increase (decrease) in rates resulting from:

   State and local taxes, net ..............        3.8        3.3        (3.3)

   Foreign .................................       (0.1)        --         0.9

   Valuation allowance .....................         --       (8.4)        4.3

   Other ...................................        0.5        0.9         0.9
                                                 ------     ------      ------
Effective income tax rate ..................       39.2%      30.8%      (32.2)%
                                                 ======     ======      ======

     Total income tax payments made by the Company during the years ended December 31, 2003, 2002 and 2001 were $11.2 million, $9.3 million, and $1.0 million, respectively.


11.   RETIREMENT AND OTHER EMPLOYEE BENEFIT PLANS

     The Company has certain defined contribution retirement plans that qualify under section 401(k) of the Internal Revenue Code. The Company's contributions to these retirement plans were $2.3 million, $1.6 million and $1.5 million, respectively, in the years ended December 31, 2003, 2002, and 2001.

     The Company also maintains a defined benefit pension plan for certain of its hourly employees and provides certain postretirement medical and life insurance benefits for a portion of its employees. Additionally, in connection with the Diamond Acquisition, the Company acquired both the plan assets and the remaining benefit obligation on two additional deferred benefit pension plans which are both frozen.

     Our funding policy for our defined benefit pension plans is based on actuarial calculations and the applicable requirements of federal law. Benefits under the Company's pension plans are primarily related to years of service. The Company also provides certain postretirement medical and life insurance benefits for a portion of its employees. We use September 30 as the measurement date for all of our defined pension plans and postretirement plans.

     The components of net periodic pension and postretirement benefit expense for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                                    PENSION BENEFITS                     POSTRETIREMENT BENEFITS
                                            ------------------------------------  ---------------------------------------
(thousands of dollars)                         2003          2002          2001        2003         2002          2001
                                            ------------------------------------  ---------------------------------------
Components of net periodic benefit cost:
Service cost ...........................      $   304       $   334       $   273     $    75      $    72       $    62
Interest cost ..........................        1,419           973           907         194          119           112
Investment (gain) loss on plan assets ..       (1,959)          937         1,793          --           --            --
Net amortization and deferral ..........        1,066        (1,798)       (2,942)          2           (7)          (15)
                                              -------       -------       -------     -------      -------       -------
Net periodic benefit cost ..............      $   830       $   446       $    31     $   271      $   184       $   159
                                              =======       =======       =======     =======      =======       =======

     The following table is a reconciliation of the projected benefit obligation and the fair value of the deferred benefit pension plan assets and the status of the Company's unfunded postretirement benefit obligation as of December 31:

                                                       PENSION BENEFITS           POSTRETIREMENT BENEFITS
                                                   ------------------------       ------------------------
(thousands of dollars)                               2003             2002          2003           2002
                                                   ---------       --------       --------       --------
Change in benefit obligation:
   Benefit obligation at beginning of year ...      $ 14,168       $ 13,217       $  1,766       $  1,775
   Service cost ..............................           304            334             75             72
   Interest cost .............................         1,419            973            194            119
   Amendments ................................           442           --             --             --
   Actuarial loss (gain) .....................         1,233             88          1,461           (124)
   Acquisition ...............................         5,177           --
   Benefits paid .............................          (871)          (444)          (196)           (76)
                                                    --------       --------       --------       --------
   Benefit obligation at end of year .........        21,872         14,168          3,300          1,766
                                                    --------       --------       --------       --------
Change in plan assets:
Fair value of plan assets at beginning of year         9,704         11,082             --             --
   Company contributions .....................           307            143             --             --
   Actual return on plan assets ..............         1,959           (937)            --             --
   Acquisition ...............................         4,268           --               --             --
   Benefits paid .............................          (955)          (584)            --             --
                                                    --------       --------       --------       --------
   Fair value of plan assets at end of year ..        15,283          9,704             --             --
                                                    --------       --------       --------       --------
   Funded status .............................        (6,589)        (4,464)        (3,300)        (1,766)
   Unrecognized prior service cost (benefit) .         1,096            768             27             30
  Unrecognized net loss (gain) ...............         3,390          3,026           (240)          (242)
   Additional minimum liability ..............        (3,990)        (3,481)            --             --
                                                    --------       --------       --------       --------
   Accrued benefit cost ......................      $ (6,093)      $ (4,151)      $ (3,513)      $ (1,978)
                                                    ========       ========       ========       ========

     Amounts recognized in the Company's Consolidated Balance Sheet consist of:

                                              PENSION BENEFITS        POSTRETIREMENT BENEFITS
                                            ----------------------    -----------------------
(thousands of dollars)                        2003          2002        2003           2002
                                            -------       -------     -------         -------
Accrued benefit cost .................      $(6,093)      $(4,151)    $(3,513)        $(1,978)
Intangible assets ....................        1,096           768        --              --
Accumulated other comprehensive income        2,894         2,713        --              --
                                            -------       -------     -------         -------
Net amount recognized ................      $(2,103)      $  (670)    $(3,513)        $(1,978)
                                            =======       =======     =======         =======

     The accumulated benefit obligation for the Company's defined benefit pension plans were approximately $21.2 million and $13.9 million as of December 31, 2003 and 2002, respectively.

                                                         PENSION BENEFITS     POSTRETIREMENT BENEFITS
                                                        ------------------    -----------------------
                                                         2003       2002         2003         2002
                                                        ------    -------     --------     ----------
Weighted-average assumptions as of December 31:
Discount rate .................................         6.50%      7.25%         6.50%        6.75%
Expected return on plan assets ................         9.00%      9.00%           --           --

     The return on plan assets reflects the weighted-average of the long-term rates of return for the broad categories of investments held in the Company's defined benefit pension plans. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the Company's defined benefit pension plan's investments.

     The Company's investment strategy for its defined benefit pension plans is to maximize the long-term rate of return on plans assets within an acceptable level of risk in order to minimize the cost of providing pension benefits. The Company's target asset range for 2004 as a percentage of market value is as follows: equities - 50%-70% (and within equities: foreign stocks - 0%-20% and small capitalized common stocks - 0%-40%); bonds - 30%-50% and cash and money funds - 0%-10%. This target range was the same in 2003. As of the Company's 2003 and 2002 measurement dates, the percentage of fair value of total assets by asset category was as follows:

                                      2003          2002
                                     ------        ------
Asset category:
   Equity securities and funds         58.4%       45.9%
   Debt securities and funds .         33.9        17.1
   Government securities .....          4.8        34.0
   Cash and money market funds          2.9         3.0
                                      -----       -----
   Total .....................        100.0%      100.0%
                                      =====       =====

     The Company's pension contributions for 2004 are estimated to be approximately $0.6 million, reflecting quarterly contributions to certain plans as required by the IRS Code Section 412 and certain voluntary contributions.

     Increases in health care costs would not materially impact the benefit obligation or the annual service and interest costs recognized as benefits under the medical plan consist of a defined dollar monthly subsidy toward the retiree's purchase of medical insurance for the majority of employees covered.

     Through December 31, 2001, the Company had a deferred compensation plan that permitted eligible employees to defer a specified portion of their compensation. The deferred compensation earned rates of return as specified in the plan. Effective January 1, 2002, the deferred compensation plan was terminated. Participants had the option to elect to keep their existing balances in the plan. Those balances that remained in the plan in 2002, earned a rate of return equal to the average federal funds overnight repurchase rate. As of December 31, 2002, the Company had accrued $0.7 million for its obligations under this plan. Interest expense on this obligation was $0.2 million. In 2002, the interest expense on this obligation was less than $0.1 million. The residual deferred compensation balance at December 31, 2002 was paid in its entirety to participants in January 2003.

     Prior to the termination of the deferred compensation plan, in order to effectively fund the deferred compensation obligation, the Company had purchased variable rate life insurance contracts. These insurance contracts were surrendered in June 2001.

     During 2001, certain participants in the Company's deferred compensation plans agreed to forego balances in those plans in exchange for loans from the Company in the same amounts. The loans, which were completed during 2001, bear interest at the applicable federal rate and require the individuals to secure a life insurance policy having the death benefit equivalent to the amount of the loan payable to the Company. All accrued interest and principal on the loans are payable upon the death of the participant and their spouse. The Company recognized $4.1 million of pre-tax income during 2001 related to the discharge of the deferred compensation obligations. These amounts are included in Special Charges and Reorganization Expenses on the Consolidated Statement of Operations.

     Effective December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Prescription Drug Act) was signed into law. This act provides for a prescription drug benefit under Medicare (Part D) as well as a federal subsidy to sponsors of retiree health care benefits plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Our defined benefit postretirement health care plan provides a prescription drug benefit.

     The FASB issued FSP 106-1 on January 12, 2004, which allowed companies to elect a one-time deferral of the recognition of the effects of the Medicare Prescription Drug Act in accounting for its plan under SFAS No. 106 and in providing disclosures related to the plan required by SFAS No. 132 (revises
2003). The FASB allowed the one-time deferral due to the accounting issues raised by the Medicare Prescription Drug Act--in particular, the accounting for federal subsidy that is not explicitly addressed in SFAS No. 106--and due to the fact the uncertainties exist as to the direct effects on the Medicare Prescription Drug Act and its ancillary effects on plan participants.

     For companies electing the one-time deferral remains in effect until authoritative guidance on the accounting for federal subsidy is issued, or until certain other events, such as a plan amendment, settlement or curtailment occur. Currently we are evaluating the effects of the Medicare Prescription Drug Act on our other postretirement benefit plan and its participants, and we have elected the one-time deferral. Our accumulated postretirement obligation or net periodic postretirement benefit cost for 2003 does not reflect the effects of the Medicare Prescription Drug Act on our defined postretirement health care and life insurance plans. Additionally, once the specific authoritative guidance on the accounting for the federal subsidy, such guidance could require us to update previously reported information.

12.   EQUITY AND STOCK PLANS

     On September 30, 2003, the Company completed a public offering ("Offering") of approximately 4.8 million of its common stock at $24.67 per share. Proceeds from the Offering, net of underwriting fees and related expenses, totaled approximately $112.3 million. The Company currently intends to use the net proceeds for working capital and general corporate purposes, including, but not limited to, potential future acquisitions and debt repayment. The Company's Amended Credit Agreement does not require the Company to prepay debt with any of the net proceeds received from the Offering.

     The Company maintains the 2003 Stock Incentive Plan, which allows for grants of stock options, restricted stock and stock bonuses. As of December 31, 2003, there were approximately 1.9 million shares available for grant under this long-term equity incentive plan.

     Effective September 24, 2001, the Company established the 2001 Stock Option Plan, as amended, primarily for the purpose of granting options for the purchase of common shares to the Company's executive officers and independent directors. During September 2001, approximately 1.7 million options were granted to participants under this new plan. These options vested to, and were exercisable by, participants on the earlier of 1) the date the Company's closing stock price equaled or exceeded $5.67 per share or 2) the seventh anniversary of the grant date. Because the options granted under this new plan were still subject to stockholder approval at the time of grant, the options resulted in a one-time charge of $2.4 million, which was recorded in the fourth quarter of 2001. The charge represents the difference between the exercise price of the options of $3.65 (the fair value at the date of grant) and the fair value of the Company's common stock at the time of stockholder approval on December 18, 2001, which was $5.07. This charge is included in Special Charges and Reorganization Expenses on the Consolidated Statement of Operations. During 2002, the Company also granted stock options to independent directors under the 2001 Stock Option Plan, as amended. As of December 31, 2003, there were no shares available for grant under the 2001 Stock Option Plan, as amended.

     During 2002 and prior years, the Company also granted stock options to key employees and non-employee directors under the 1998 Long-Term Equity Incentive Plan, the 1993 Stock Option Plan and the 1993 and 1996 Stock Option Plans for Non-employee Directors. There are no remaining shares available for grant under any of these plans.

     A summary of the Company's stock option activity for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                                                    Weighted Avg.
                                                  Shares            Option Price        Price Range
                                               -----------         --------------      -------------
Outstanding as of December 31, 2000               918,510             $    6.09       $  3.63-$9.31
New options granted ...............             1,998,000                  3.69           3.65-5.03
Exercised .........................               (46,065)                 3.63           3.63-3.63
Canceled ..........................              (101,529)                 6.54           4.33-9.31
                                               ----------             ---------       -------------
Outstanding as of December 31, 2001             2,768,916                  4.38           3.65-9.31
New options granted ...............             1,761,750                 12.51          6.25-18.10
Exercised .........................            (2,057,624)                 4.25          3.65-11.51
Canceled ..........................               (52,050)                10.11          3.65-11.51
                                               ----------             ---------       -------------
Outstanding as of December 31, 2002             2,420,993                 10.37          3.65-18.10
New options granted ...............               535,500                 21.00          15.97-25.82
Exercised .........................              (280,143)                 6.01          3.65-17.43
Canceled ..........................               (53,886)                12.38          4.33-19.20
                                               ----------             ---------       -------------
Outstanding as of December 31, 2003             2,622,464             $   12.97       $ 3.65-$25.82
                                               ==========             =========       =============

Exercisable as of December 31, 2001               727,629             $    6.13       $  4.17-$9.31
Exercisable as of December 31, 2002               493,310                  5.03           3.65-9.31
Exercisable as of December 31, 2003               743,912                  9.60          3.65-18.10

     Significant option groups outstanding at December 31, 2003 and related weighted average price and life information follows:

                                         Options outstanding                                Options exercisable
                                         -------------------                                -------------------
                       Number        Weighted average        Weighted average           Number        Weighted average
  Exercise Price     outstanding      Exercise price      remaining life (years)     exercisable       exercise price
------------------- -------------- ----------------------------------------------------------------- --------------------
$3.65-$7.42......         439,552                 $ 4.64            6.89                    294,808               $ 4.72
7.67-12.40.......         220,912                  10.22            7.96                     78,789                10.88
12.90............       1,413,750                  12.90            8.50                    336,565                12.90
15.97-19.71......         379,500                  18.87            9.47                     33,750                16.21
21.45-25.82......         168,750                  25.50            9.91                         --                   --
                    --------------                                                      -----------
                        2,622,464                                                           743,912
                    ==============                                                      ===========

      The Company records non-cash compensation expense for its issued and outstanding restricted stock either when the restrictions lapse or ratably over time, when the passage of time is the only restriction. During the fourth quarter of 2003, the Company recorded a non-cash restricted stock charge of approximately $21.8 million related to the lapsing of restrictions over all the restricted stock issuances to Messrs. Franklin, Ashken and Lillie discussed below. The Company will receive a tax deduction for this non-cash restricted stock charge.

      During 2003, the Company issued 375,000, 135,000 and 52,500 shares of restricted stock to Messrs. Franklin, Ashken and James E. Lillie, (the Company's President and Chief Operating Officer), respectively. The Company issued these shares under its 2003 Stock Incentive Plan and out its treasury stock account. During 2003, all of these restricted stock issuances either provided or were amended to provide that the restrictions lapse upon the earlier of (i) a change in control of the Company; or (ii) the earlier of the Company's common stock achieving a closing price of $28 (up from $23.33) or the Company achieving annualized revenues of $800 million. However, if such restrictions were to lapse during a period when Messrs. Franklin, Ashken and Lillie were subject to additional contractual limitations on the sale of securities, the restrictions on such shares would continue until the expiration or waiver of such additional contractual limitations. As discussed above, during the fourth quarter of 2003, all such restrictions lapsed and the Company recorded a restricted stock charge.

      During 2002, the Company issued 150,000 and 60,000 shares of restricted stock to Messrs. Franklin and Ashken, respectively, under its 1998 Long-Term Equity Incentive Plan, as amended and restated, and out of its treasury stock account. During 2003, the restricted stock issuances were amended to provide that the restrictions would lapse upon the same terms as the 2003 restricted stock issuances discussed above. Also as discussed above, during the fourth quarter of 2003, all such restrictions lapsed and the Company recorded a restricted stock charge.

      During 2003, 2002 and 2001, the Company also issued 7,200, 5,250 and 1,500, respectively, of shares of restricted stock to certain other employees. The restrictions on these shares will lapse ratably over five years of employment with the Company.

      During 2002, shares of common stock in the aggregate amount of 45,009 were issued to certain employees of the Company under its 1998 Performance Share Plan. In connection with these stock issuances, the Company recorded a non-cash compensation expense charge of approximately $0.6 million.

     In February 2003, the Company adopted the 2003 Employee Stock Purchase Plan whereby stock of the Company can be acquired at a 15% discount and no compensation charge is recorded by the Company. Prior to this, the Company maintained another employee stock purchase plan whereby the Company matched 20% of each participating employee's monthly payroll deduction, up to $500. The Company thereby contributed $0.1 million to the plan in each of 2002 and 2001. As of December 31, 2003, there were approximately 0.4 million shares available for grant under the 2003 Employee Stock Purchase Plan.

13.  LEASE COMMITMENTS

     The Company has commitments under operating leases, certain of which extend through 2007. These commitments total $7.7 million in 2004, $6.2 million in 2005, $4.3 million in 2006, $1.9 million in 2007 and $1.0 million in 2008. Total lease expense was $7.4 million, $5.1 million and $4.8 million in 2003, 2002 and 2001, respectively.

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


15.   EXECUTIVE LOAN PROGRAM

     On January 24, 2002, Messrs. Franklin and Ashken exercised 900,000 and 450,000 non-qualified stock options, respectively, which had been granted under the Company's 2001 Stock Option Plan. The Company issued these shares out of its treasury stock account. The exercises were accomplished via loans from the Company under its Executive Loan Program. The principal amounts of the loans were $3.3 million and $1.6 million, respectively, and bore interest at 4.125% per annum. The loans were due on January 23, 2007 and were classified within the stockholders' equity section. The loans could be repaid in cash, shares of the Company's common stock, or a combination thereof. In February 2003, Mr. Ashken surrendered to the Company shares of the Company's stock to repay $0.3 million of his loan. On April 29, 2003, Messrs. Franklin and Ashken each surrendered to the Company shares of the Company's common stock to repay in full all remaining principal amounts and accrued interest owed under their respective loans. The Company will not make any additional loans under the Executive Loan Program.


16.  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company actively manages its fixed and floating rate debt mix using interest rate swaps. The Company will enter into fixed and floating rate swaps to alter its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest. Floating rate swaps are used to convert the fixed rates of long-term debt into short-term variable rates to take advantage of current market conditions. Fixed rate swaps are used to reduce the Company's risk of the possibility of increased interest costs. Interest rate swap contracts are therefore used by the Company to separate interest rate risk management from the debt funding decision. At December 31, 2003, the interest rate on approximately 30% of the Company's debt obligation, excluding the $2.6 million of non-debt balances discussed in Note 9, was fixed by either the nature of the obligation or through interest rate contracts.

Fair Value Hedges

     On May 6, 2003, the Company entered into a $30 million interest rate swap ("New Swap") to receive a fixed rate of interest and pay a variable rate of interest based upon 6 month LIBOR in arrears, plus a spread of 523 basis points. The New Swap is a swap against the Notes.

     In March 2003, the Company unwound a $75 million interest rate swap ("First Replacement Swap") to receive a fixed rate of interest and pay a variable rate of interest and contemporaneously entered into a new $75 million interest rate swap ("Second Replacement Swap"). Like the swap that it replaced, the Second Replacement Swap is a swap against the Notes. The variable rate of interest is based on 6 month LIBOR in arrears, plus a spread of 528 basis points. In return for unwinding the swap, the Company received $3.2 million of cash proceeds. Of this amount, approximately $1 million of proceeds related to accrued interest that was owed to the Company at such time. The remaining $2.2 million of proceeds is being amortized over the remaining life of the Notes as a credit to interest expense and the unamortized balances are included in the Company's Consolidated Balance Sheet as an increase to the value of the long-term debt.

     Effective September 12, 2002, the Company entered into an agreement, whereby it unwound a $75 million interest rate swap ("Initial Swap") and contemporaneously entered into the First Replacement Swap. The First Replacement Swap had the same terms as the Initial Swap, except that the Company was required to pay a variable rate of interest based upon 6 month LIBOR in arrears. The spread on this contract was 470 basis points. In return for unwinding the Initial Swap, we received $5.4 million in cash proceeds, of which $1 million related to accrued interest that was owed to us. The remaining $4.4 million of proceeds is being amortized over the remaining life of the Notes as a credit to interest expense and is included in our consolidated balance sheet as an increase to the value of the long-term debt. Such amortization amount offsets the increased effective rate of interest that we pay on the Second Replacement Swap.

     In conjunction with the Notes, on April 24, 2002, we entered into the Initial Swap, to receive a fixed rate of interest and pay a variable rate of interest based upon LIBOR. The Initial Swap had a maturity date that was the same as the Notes. Interest was payable semi-annually in arrears on May 1 and November 1, commencing on November 1, 2002. The initial effective rate of interest that we established on this swap was 6.05%.

     All of our swaps have been and, where applicable, are considered to be effective hedges against changes in the fair value of our fixed-rate debt obligation for both tax and accounting purposes. Accordingly, the interest rate swap contracts are reflected at fair value in the Company's Consolidated Balance Sheet and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. The fair market value of the interest rate swaps as of December 31, 2003 was against the Company in an amount of approximately $2.6 million and is included as a liability in the Consolidated Balance Sheet, with a corresponding offset to long-term debt. In addition, changes during any accounting period in the fair value of the interest rate swaps, as well as offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt being hedged, will be recognized as adjustments to interest expense in the Company's Consolidated Statements of Operations. The net effect of this accounting on the Company's operating results is that interest expense on the portion of fixed-rate debt being hedged is generally recorded based on variable interest rates. The Company is exposed to credit loss, in the event of non-performance by the other party to its current existing swap, a large financial institution. However, the Company does not anticipate non-performance by the other party.

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


17.  RELATED PARTY TRANSACTIONS

     On May 7, 2001, the Company entered into a letter of intent (the "Letter") with Marlin Partners II, LP ("Marlin"), Catterton Partners, L.P. and Alpha Private Equity Group (collectively, the "Other Investors") for the acquisition by Marlin and the Other Investors of all of the issued and outstanding common stock of the Company. At the time, Marlin was a related party due to its ownership of approximately 10 percent of the issued and outstanding common stock of the Company. Messrs. Franklin and Ashken were the managing partners of Marlin. The Company and Marlin terminated the letter of intent, except for certain expense reimbursement provisions, in which Marlin was reimbursed approximately $480,000 of expenses related to the contemplated transaction. On June 24, 2001, Messrs. Franklin and Ashken became Directors of the Company and on September 24, 2001, Messrs. Franklin and Ashken became executive officers of the Company.

      On November 6, 2002, one of the Company's wholly owned subsidiaries entered into an arms length agreement with NewRoads, Inc. ("NewRoads"), a third party provider of pick, pack and ship services, order fulfillment, warehousing, and other services to the retail industry. Pursuant to the agreement, NewRoads agreed to provide such services to the Company's consumer solutions segment. The agreement was due to expire in three years unless it was terminated earlier pursuant to the terms of the agreement and the Company's subsidiary had the right to renew the agreement for additional terms of one year thereafter. Mr. Franklin's brother-in-law was the executive chairman of the board of NewRoads at the time of the agreement being consummated. Mr. Franklin has an indirect ownership interest of less than 1/2% in NewRoads.

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

A computation of earnings per share is as follows:

                                                                                YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------------
(thousands, except per share amounts)                                   2003             2002              2001
                                                                      --------         --------          --------
Net income (loss) ........................................            $ 31,778         $ 36,309          $(85,429)
                                                                      ========         ========          ========

Weighted average shares outstanding ......................              22,663           20,910            19,085
Additional shares assuming conversion of stock options and
     restricted stock ....................................                 868              678              --
                                                                      --------         --------          --------
Weighted average shares outstanding assuming conversion ..              23,531           21,588            19,085
                                                                      ========         ========          ========
Basic earnings (loss) per share ..........................            $   1.40         $   1.74          $  (4.48)
Diluted earnings (loss) per share ........................            $   1.35         $   1.68          $  (4.48)


19.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Summarized quarterly results of operations for 2003 and 2002 were as follows (see Note 3 for a discussion of the Company's acquisitions that occurred during this period):

                                                     FIRST         SECOND          THIRD          FOURTH
(thousands of dollars, except per share amounts)    QUARTER        QUARTER        QUARTER        QUARTER        TOTAL
                                                  ------------- -------------- --------------- ------------- -------------
2003
----
Net sales .....................................    $ 97,396      $130,718       $167,874        $191,393      $587,381
Gross profit ..................................      38,370        49,480         65,884          71,268       225,002
Net income (1) ................................       4,231         9,951         15,246           2,350        31,778
Basic earnings per share (2) ..................        0.20          0.47           0.71            0.09          1.40
Diluted earnings per share (2).................        0.19          0.45           0.69            0.09          1.35

2002
----
Net sales .....................................    $ 47,384      $104,793       $110,015        $104,912      $367,104
Gross profit (3) ..............................      12,525        42,132         48,301          47,517       150,475
Net income (4) ................................       7,192         8,087         11,732           9,298        36,309
Basic earnings per share (2) ..................        0.36          0.38           0.55            0.44          1.74
Diluted earnings per share (2).................        0.35          0.38           0.53            0.42          1.68

(1) Fourth quarter of 2003, includes a non-cash restricted stock charge of $21.8 million and related tax benefit.

(2) Earnings per share calculations for each quarter are based on the weighted average number of shares outstanding for each period, and the sum of the quarterly amounts may not necessarily equal the annual earnings per share amounts. All earnings per share amounts have been adjusted to give effect to a 3-for-2 stock split of our outstanding shares of common stock that was effected during the fourth quarter of 2003.

(3) Certain reclassifications have been made in the Company's previously reported net sales and gross profit amounts in 2002 to conform to the presentation in 2003. These reclassifications have no impact on previously reported net income.

(4) First quarter of 2002, includes a tax benefit of $5.4 million arising from the release of a valuation reserve. The second and fourth quarters of 2002, each include $0.5 million of tax expense resulting from reversals of a portion of the release of the valuation allowance recorded in the first quarter.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.   CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective and were reasonably designed to ensure that all material information relating to the Company required to be included in the Company's reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
      .
      There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

     Jarden Corporation has adopted a "Business Conduct and Ethics Policy" ("Code") for all its employees, including its principal executive officer, principal financial officer and principal accounting officer. The Code is available on our Internet Web site at http://www.jarden.com, at the tab "Corporate Governance" in the "Investor Relations" section.

     Other information required by Item 10, including information regarding directors, membership and function of the audit committee, including the financial expertise of its members, and Section 16(a) compliance, appearing under the captions "Election of Directors", "Committees of the Board" and "Other Matters" of the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement is expected to be filed with the Commission on or about April 15, 2004.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 appearing under the caption "Executive Compensation" of the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement is expected to be filed with the Commission on or about April 15, 2004.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2003:


                                             NUMBER OF SECURITIES TO                                      NUMBER OF
                                             BE ISSUED UPON EXERCISE                                      SECURITIES
                                             OF OUTSTANDING OPTIONS,        WEIGHTED-AVERAGE            AVAILABLE FOR
PLAN CATEGORY                                 WARRANTS, AND RIGHTS           EXERCISE PRICE           FUTURE ISSUANCE
----------------------------------------    --------------------------    ---------------------    ---------------------
Equity compensation plans approved by
    security holders:
2003 Stock Incentive Plan                                 530,250               $    21.02                1,900,050
2003 Employee Stock Purchase Plan                  Not Applicable           Not Applicable                  430,954
2001 Stock Option Plan, as amended                        382,500                     9.39                        0
1998 Long-Term Equity Incentive Plan,
    as amended and restated                             1,040,966                    10.61                        0
1993 Stock Option Plan                                    650,598                    12.41                        0
1996 Non-employee Director Plan                            15,000                     7.87                        0
1993 Non-employee Director Plan                             3,150                     7.40                        0

Equity compensation plans not approved
    by security holders:
None                                               Not Applicable           Not Applicable           Not Applicable
                                            --------------------------    ---------------------    ---------------------
Total                                                   2,622,464               $    12.97                2,331,004
                                            ==========================    =====================    =====================

     For a description of the equity compensation plans above, see Note 12. of
Item 8. Financial Statements and Supplementary Data appearing elsewhere in this Form 10-K.

     Additional information required by Item 12 appearing under the captions "Executive Compensation" and "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement is expected to be filed with the Commission on or about April 15, 2004.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 appearing under the caption "Certain Relationships and Related Transactions" of the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference. The Proxy Statement is expected to be filed with the Commission on or about April 15, 2004.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by Item 14 appearing under the caption "Ratification of the Appointment of Independent Certified Public Accountants" of the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated by reference. The Proxy Statement is expected to be filed with the Commission on or about April 15, 2004.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

     (1) Financial Statements:

                                                                                             Location
                                                                                           In Form 10-K
                                                                                          --------------
         Report of independent auditors                                                       Item 8

         Consolidated statements of operations - Years ended December 31, 2003,
         2002 and 2001                                                                        Item 8

         Consolidated balance sheets - December 31, 2003 and 2002                             Item 8

         Consolidated statements of cash flows - Years ended December 31, 2003,
         2002 and 2001                                                                        Item 8

         Consolidated statements of changes in stockholders' equity - Years ended
         December 31, 2003, 2002 and 2001                                                     Item 8

         Consolidated statements of comprehensive income - Years ended  December
         31, 2003, 2002 and 2001                                                              Item 8

         Notes to consolidated financial statements                                           Item 8

     (2) Financial Statement Schedule:

              See Schedule II of this Form 10-K.

     (3) Exhibits:

         Copies of exhibits incorporated by reference can be obtained from the Commission and are located in Commission File No. 0-12052.

Exhibit
Number
                  Description of Exhibit
--------------    --------------------------------------------------------------

     2.1 Agreement and Plan of Merger between the Company and Alltrista Reincorporation MergerSub, Inc. (filed as Exhibit A to the Company's Definitive Proxy Statement, filed with the Commission on November 26, 2001, and incorporated herein by reference).

     2.2 Asset Purchase Agreement, dated as of March 27, 2002, among the Company, Tilia International, Inc., Tilia, Inc., Tilia Canada, Inc., and Andrew Schilling (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K, filed with the Commission on May 9, 2002, and incorporated herein by reference).

     2.3 Amendment No. 1 to the Asset Purchase Agreement, dated as of April 24, 2002, among the Company, Tilia International, Inc., Tilia, Inc., Tilia Canada, Inc., and Andrew Schilling (filed as Exhibit 10.7 to the Company's Current Report on Form 8-K, filed with the Commission on May 9, 2002, and incorporated herein by reference).

     2.4 Asset Purchase Agreement, dated as of November 27, 2002, by and among the Company, Diamond Brands, Incorporated, Diamond Brands Operating Corp., Forster, Inc. and Diamond Brands Kansas, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on February 14, 2003, and incorporated herein by reference).

     2.5 Section entitled "Technical Modification to Joint Plan of Reorganization" from the Findings of Fact, Conclusions of Law and Order Confirming Joint Plan of Reorganization of Diamond Brands Operating Corp. and its Debtor Affiliates Proposed by the Debtors and the Company by the Honorable Randall J. Newsome on January 29, 2003, in connection with case No. 01-1825 (RJN), a Chapter 11 case captioned "In re: Diamond Brands Operating Corp., et al., Debtors" filed in the United States Bankruptcy Court for the District of Delaware (filed as
                  Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the Commission on February 14, 2003, and incorporated herein by reference).

     2.6 Stock Purchase Agreement, dated as of August 15, 2003, by and among the Company, American Manufacturing Company, Inc., and Lehigh Consumer Products Corporation (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on September 5, 2003, and incorporated herein by reference).

    *2.7 Securities Purchase Agreement, dated as of February 24, 2004, by and among Bicycle Holding, Inc., the Sellers identified therein, Dudley S. Taft, as the Seller Representative, and the Company.

    *2.8 Put and Call Agreement, dated as of February 24, 2004, by and among the shareholders of Bicycle Holding, Inc. that are signatories thereto and the Company.

     3.1          Restated Certificate of Incorporation of the Company (filed as
                  Exhibit 3.1 to the Company's Annual Report on Form 10-K, filed with the Commission on March 27, 2002, and incorporated herein by reference).

     3.2 Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the Commission on June 4, 2002, and incorporated herein by reference).

     3.3 Bylaws of the Company (filed as Exhibit C to the Company's Definitive Proxy Statement, filed with the Commission on November 26, 2001, and incorporated herein by reference).

     4.1 Indenture, dated as of April 24, 2002 (the "April 2002 Indenture"), among the Company, Alltrista Newco Corporation, Alltrista Plastics Corporation, Alltrista Unimark, Inc., Alltrista Zinc Products, L.P., Caspers Tin Plate Company, Hearthmark, Inc., Lafayette Steel & Aluminum Corporation, LumenX Corporation, Penn Video, Inc., Quoin Corporation, Tilia, Inc., Tilia Direct, Inc., Tilia International, Inc., TriEnda Corporation, Unimark Plastics, Inc., and The Bank of New York, as trustee, and form of Old Note attached as Exhibit A thereto (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the Commission on May 9, 2002, and incorporated herein by reference).

     4.2 First Supplemental Indenture to the April 2002 Indenture, dated as of May 7, 2003, among the Company, the guarantors named therein and The Bank of New York, as trustee, and form of note attached as Exhibit A thereto, (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

     4.3 Second Supplemental Indenture to the April 2002 Indenture, dated as of May 28, 2003, among the Company, the guarantors named therein and The Bank of New York, as trustee (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

     4.4 Third Supplemental Indenture to the April 2002 Indenture, dated as of September 25, 2003, among the Company, the guarantors named therein and The Bank of New York, as trustee (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

     4.5 Registration Rights Agreement, dated as of September 2, 2003, among the Company, American Manufacturing Company, Inc., and the Holders named therein (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Commission on September 5, 2003, and incorporated herein by reference).

     4.6 Form of Subsidiary Guarantee in connection with the exchange of notes under the April 2002 Indenture (filed as Exhibit 4.12 to the Company's Form S-4 Registration Statement filed with the Commission on October 1, 2003, and incorporated herein by reference).

    10.1 Form of Change of Control Agreement (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K, filed with the Commission on March 29, 1999, and incorporated herein by reference).

    10.2 Form of Amendment to Change of Control Agreement, effective June 21, 2001 (filed as Exhibit 10.16 to the Company's Report on Form 10-Q, filed with the Commission on August 10, 2001, and incorporated herein by reference).

    10.3          List of the Company's officer's party to Exhibit 10.1 and
                  Exhibit 10.2 (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K/A, filed with the Commission on October 17, 2002, and incorporated herein by reference).

    10.4 Form of Distribution Agreement between Ball Corporation and the Company (filed as Exhibit 10.7 to the Company's Registration Statement on Form 10, filed with the Commission on March 17, 1993, and incorporated herein by reference).

    10.5 Form of Tax Sharing and Indemnification Agreement between Ball Corporation and the Company (filed as Exhibit 10.10 to the Company's Registration Statement on Form 10, filed with the Commission on March 17, 1993, and incorporated herein by reference).

    10.6 Form of Indemnification Agreement (filed as Exhibit 10.13 to the Company's Registration Statement on Form 10, filed with the Commission on March 17, 1993, and incorporated herein by reference).

    10.7 List of Directors and Executive Officers party to Exhibit 10.6 (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K, filed with the Commission on March 31, 1996, and incorporated herein by reference).

    #10.8 Alltrista Corporation 1998 Long Term Equity Incentive Plan, as amended and restated (filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

    #10.9         Alltrista Corporation 2001 Stock Option Plan (filed as Exhibit
                  10.6 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2001, and incorporated herein by reference).

   #10.10 Amendment No. 1 to the Alltrista Corporation 2001 Stock Option Plan (filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

   +#10.11 Amended and Restated Employment Agreement, dated as of October 1, 2003, between the Company and Martin E. Franklin (filed as
                  Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on October 27, 2003, and incorporated herein by reference).

   +#10.12 Amended and Restated Employment Agreement, dated as of October 1, 2003, between the Company and Ian G.H. Ashken (filed as
                  Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Commission on October 27, 2003, and incorporated herein by reference).

   +#10.13 Employment Agreement between the Company and J. David Tolbert, effective January 1, 2002 (filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K/A, filed with the Commission on October 17, 2002, and incorporated herein by reference).

   +#10.14 Employment Agreement, dated as of August 4, 2003, between the Company and James E. Lillie (filed as Exhibit 10.9 to the Company's Current Report on Form 8-K, filed with the Commission on September 5, 2003, and incorporated herein by reference).

   +#10.15 Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Martin E. Franklin (filed as Exhibit
                  10.18 to the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002 and incorporated herein by reference).

   +#10.16 Amendment No. 1, dated as of February 7, 2002, to Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Martin E. Franklin (filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

   +#10.17 Amendment No. 2, dated as of April 15, 2002, to Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Martin E. Franklin (filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

   +#10.18 Amendment No. 3, dated as of July 15, 2002, to Restricted Stock Award Agreement dated January 2, 2002 between the Company and Martin E. Franklin (filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

   +#10.19 Amendment No. 4, dated as of September 4, 2003, to Restricted Stock Award Agreement dated January 2, 2002 between the Company and Martin E. Franklin (filed as Exhibit 10.7 to the Company's Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

   +#10.20 Amendment No. 5, dated as of October 2, 2003, to Restricted Stock Award Agreement dated January 2, 2002 between the Company and Martin E. Franklin (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the Commission on October 27, 2003, and incorporated herein by reference).

   +#10.21 Amendment No. 6, dated as of October 31, 2003, to the Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Martin E. Franklin (filed as Exhibit
                  10.13 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 14, 2003, and incorporated herein by reference).

   +#10.22 Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Martin E. Franklin (filed as Exhibit
                  10.1 to the Company's Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

   +#10.23 Amendment No. 1, dated as of September 4, 2003, to the Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Martin E. Franklin. (filed as Exhibit
                  10.2 to the Company's Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

   +#10.24 Amendment No. 2, dated as of October 2, 2003, to the Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Martin E. Franklin (filed as Exhibit
                  10.5 to the Company's Current Report on Form 8-K, filed with the Commission on October 27, 2003, and incorporated herein by reference).

   +#10.25 Amendment No. 3, dated as of October 31, 2003, to the Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Martin E. Franklin (filed as Exhibit
                  10.15 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 14, 2003, and incorporated herein by reference).

   +#10.26 Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit
                  10.22 to the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

   +#10.27 Amendment No. 1, dated as of February 7, 2003, to Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

   +#10.28 Amendment No. 2, dated as of April 15, 2002, to Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

   +#10.29 Amendment No. 3, dated as of July 25, 2002, to Restricted Stock Award Agreement dated January 2, 2002 between the Company and Ian G.H. Ashken (filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

   +#10.30 Amendment No. 4, dated as of September 4, 2003, to Restricted Stock Award Agreement dated January 2, 2002 between the Company and Ian G.H. Ashken (filed as Exhibit 10.8 to the Company's Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

   +#10.31 Amendment No. 5, dated as of October 2, 2003, to Restricted Stock Award Agreement dated January 2, 2002 between the Company and Ian G.H. Ashken (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the Commission on October 27, 2003, and incorporated herein by reference).

   +#10.32 Amendment No. 6, dated as of October 31, 2003, to the Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit
                  10.14 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 14, 2003, and incorporated herein by reference).

   +#10.33 Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Ian G.H. Ashken (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

   +#10.34 Amendment No. 1, dated as of September 4, 2003, to the Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Ian G.H. Ashken (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

   +#10.35 Amendment No. 2, dated as of October 2, 2003, to the Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Ian G.H. Ashken (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K, filed with the Commission on October 27, 2003, and incorporated herein by reference).

   +#10.36 Amendment No. 3, dated as of October 31, 2003, to the Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Ian G.H. Ashken (filed as Exhibit
                  10.16 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 14, 2003, and incorporated herein by reference).

   +#10.37 Restricted Stock Award Agreement, dated as of August 4, 2003, between the Company and James E. Lillie (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

   +#10.38 Amendment No. 1, dated as of September 4, 2003, to the Restricted Stock Award Agreement, dated as of August 4, 2003, between the Company and James E. Lillie (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

   +#10.39 Amendment No. 2, dated as of October 2, 2003, to the Restricted Stock Award Agreement, dated as of August 4, 2003, between the Company and James E. Lillie (filed as Exhibit 10.7 to the Company's Current Report on Form 8-K, filed with the Commission on October 27, 2003, and incorporated herein by reference).

   +#10.40 Amendment No. 3, dated as of October 31, 2003, to the Restricted Stock Award Agreement, dated as of August 4, 2003, between the Company and James E. Lillie (filed as Exhibit
                  10.17 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 14, 2003, and incorporated herein by reference).

   +#10.41 Promissory Note, dated January 24, 2002, by Martin E. Franklin in favor of the Company (filed as Exhibit 10.37 to the Company's Annual Report on Form 10-K/A, filed with the Commission on October 17, 2002, and incorporated herein by reference).

   +#10.42 Promissory Note, dated January 24, 2002, by Ian G.H. Ashken in favor of the Company (filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K/A, filed with the Commission on October 17, 2002, and incorporated herein by reference).

   +10.43         Alltrista Corporation 2002 Executive Loan Program (filed as
                  Exhibit 10.39 to the Company's Annual Report on Form 10-K/A, filed with the Commission on October 17, 2002, and incorporated herein by reference).

   #10.44 Jarden Corporation 2003 Stock Incentive Plan (incorporated by reference from Annex B to the Company's 2003 Definitive Proxy Statement with respect to the Company's 2003 Annual Meeting of Stockholders, as filed with the Commission on March 28, 2003).

   #10.45 Jarden Corporation 2003 Stock Employee Stock Purchase Plan (incorporated by reference from Annex C to the Company's 2003 Definitive Proxy Statement with respect to the Company's 2003 Annual Meeting of Stockholders, as filed with the Commission on March 28, 2003).

    10.46 Amended and Restated Credit Agreement, dated as of September 2, 2003, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Canadian Imperial Bank of Commerce, as Syndication Agent, National City Bank of Indiana and Fleet National Bank, as Co-Documentation Agents. (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the Commission on September 5, 2003, and incorporated herein by reference).

    10.47 Amendment No. 1, dated as of September 25, 2003, to the Amended and Restated Credit Agreement by and among the Company, Bank of America, N.A., as Administrative Agent, the Lenders signatory thereto and each of the Subsidiary Guarantors (filed as Exhibit 10.9 to the Company's Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

   *10.48 Amendment No. 2, dated as December 3, 2003, to the Amended and Restated Credit Agreement by and among the Company, Bank of America, N.A., as Administrative Agent, the Lenders signatory thereto and each of the Subsidiary Guarantors.

    10.49 Consent, Waiver and Amendment No. 1 to Credit Agreement, dated as of September 18, 2002, among the Company, the Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the other lenders party thereto (filed as Exhibit 10.7 to the Company's Current Report on Form 8-K, filed with the Commission on February 14, 2003, and incorporated herein by reference).

    10.50 Amendment No. 2 to Credit Agreement and Amendment No. 1 to Security Agreement, dated as of September 27, 2002, among the Company, the Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the other lenders party thereto (filed as Exhibit 10.8 to the Company's Current Report on Form 8-K, filed with the Commission on February 14, 2003, and incorporated herein by reference).

    10.51 Amendment No. 3 to Credit Agreement and Waiver, dated as of January 31, 2003, among the Company, the Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the other lenders party thereto (filed as Exhibit 10.9 to the Company's Current Report on Form 8-K, filed with the Commission on February 14, 2003, and incorporated herein by reference).

    10.52 Guaranty Agreement, dated as of April 24, 2002, by Alltrista Newco Corporation, Alltrista Plastics Corporation, Alltrista Unimark, Inc., Alltrista Zinc Products, L.P., Caspers Tin Plate Company, Hearthmark, Inc., Lafayette Steel & Aluminum Corporation, LumenX Corporation, Penn Video, Inc., Quoin Corporation, Tilia, Inc., Tilia Direct, Inc., Tilia International, Inc., TriEnda Corporation, and Unimark Plastics, Inc. to Bank of America, NA., as administrative agent (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Commission on May 9, 2002, and incorporated herein by reference).

    10.53 Security Agreement, dated as of April 24, 2002, among the Company, Alltrista Newco Corporation, Alltrista Plastics Corporation, Alltrista Unimark, Inc., Alltrista Zinc Products, L.P., Caspers Tin Plate Company, Hearthmark, Inc., Lafayette Steel & Aluminum Corporation, LumenX Corporation, Penn Video, Inc., Quoin Corporation, Tilia, Inc., Tilia Direct, Inc., Tilia International, Inc., TriEnda Corporation, Unimark Plastics, Inc., and Bank of America, N.A., as administrative agent (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the Commission on May 9, 2002, and incorporated herein by reference).

    10.54 Intellectual Property Security Agreement, dated as of April 24, 2002, among the Company, Alltrista Newco Corporation, Alltrista Plastics Corporation, Alltrista Unimark, Inc., Alltrista Zinc Products, L.P., Caspers Tin Plate Company, Hearthmark, Inc., Lafayette Steel & Aluminum Corporation, LumenX Corporation, Penn Video, Inc., Quoin Corporation, Tilia, Inc., Tilia Direct, Inc., Tilia International, Inc., TriEnda Corporation, Unimark Plastics, Inc., and Bank of America, N.A., as administrative agent (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the Commission on May 9, 2002, and incorporated herein by reference).

    10.55 Securities Pledge Agreement, dated as of April 24, 2002, among the Company, Quoin Corporation, Alltrista Newco Corporation, Caspers Tin Plate Company, and Bank of America, NA., as administrative agent (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K, filed with the Commission on May 9, 2002, and incorporated herein by reference).

    10.56 Consolidated Amendment to Guaranty and Security Instruments, dated as of September 2, 2003, among the Company, the Guarantors, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the Commission on September 5, 2003, and incorporated herein by reference).

    10.57 Unsecured Subordinated Note, dated as of April 24, 2002, by the Company in favor of Tilia International, Inc. in the principal amount of $5,000,000 (filed as Exhibit 10.8 to the Company's Current Report on Form 8-K, filed with the Commission on May 9, 2002, and incorporated herein by reference).

    10.58 Unsecured Subordinated Note, dated as of April 24, 2002, by the Company in favor of Tilia International, Inc. in the principal amount of $10,000,000 (filed as Exhibit 10.9 to the Company's Current Report on Form 8-K, filed with the Commission on May 9, 2002, and incorporated herein by reference).

    10.59 Escrow Agreement, dated as of April 24, 2002, among the Company, Tilia International, Inc., Tilia, Inc., Tilia Canada, Inc., Andrew Schilling, and J. P. Morgan Trust Company, National Association, as escrow agent (filed as Exhibit 10.10 to the Company's Current Report on Form 8-K, filed with the Commission on May 9, 2002, and incorporated herein by reference).

    10.60 Long Term Escrow Agreement, dated as of April 24, 2002, among the Company, Tilia International, Inc., Andrew Schilling, and
                  J. P. Morgan Trust Company, National Association, as escrow agent (filed as Exhibit 10.11 to the Company's Current Report on Form 8-K, filed with the Commission on May 9, 2002, and incorporated herein by reference).

    10.61 Form of the new 9 3/4% Senior Subordinated Notes Due 2012 (the "New Note") (filed as Exhibit 10.40 to Company's Annual Report on Form 10-K, filed with the Commission on February 28, 2003 and incorporated herein by reference).

    *21.1         Subsidiaries of the Company.

    *23.1         Consent of Independent Auditors.

    *31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    *31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    *32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------
*     Filed herewith
+     This Exhibit represents a management contract.
#     This Exhibit represents a compensatory plan.

(b)   Reports on Form 8-K

      In a Form 8-K filed on October 27, 2003, the Company (i) filed a press release announcing its third quarter 2003 earnings; (ii) disclosed that on October 1, 2003, it had entered into an Amended and Restated Employment Agreement with each of Martin E. Franklin, as Chairman and Chief Executive Officer of the Company, and Ian G.H. Ashken, as Vice Chairman, Chief Financial Officer and Secretary of the Company; and (iii) disclosed that on October 2, 2003, the Company entered into amendments to several Restricted Stock Award Agreements between the Company and each of Martin E. Franklin, Ian G.H. Ashken and James E. Lillie. Several documents relating to the foregoing were filed with the Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    JARDEN CORPORATION
                                    (Registrant)

                                     By:  /s/ Martin E. Franklin
                                          --------------------------------------
                                          Martin E. Franklin
                                          Chairman and Chief Executive Officer
                                          March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.


                                  Chairman and Chief Executive Officer
/s/ Martin E. Franklin               (Principal Executive Officer)
------------------------------
Martin E. Franklin                March 12, 2004

                                  Vice Chairman, Chief Financial Officer
                                     and Company Secretary (Principal Financial
/s/ Ian G.H. Ashken                  Officer and Principal Accounting Officer)
------------------------------
Ian G.H. Ashken                   March 12, 2004

/s/ Rene-Pierre Azria             Director
------------------------------
Rene-Pierre Azria                 March 12, 2004

/s/ Douglas W. Huemme             Director
------------------------------
Douglas W. Huemme                 March 12, 2004

/s/ Richard L. Molen              Director
------------------------------
Richard L. Molen                  March 12, 2004

/s/ Lynda W. Popwell              Director
------------------------------
Lynda W. Popwell                  March 12, 2004

/s/ Irwin D. Simon                Director
------------------------------
Irwin D. Simon                    March 12, 2004

/s/ Robert L. Wood                Director
------------------------------
Robert L. Wood                    March 12, 2004

                                                                     SCHEDULE II

                               JARDEN CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (THOUSANDS OF DOLLARS)

                           Balance at      Charges to
                          beginning of      costs and       Deductions                          Balance at end
                             period          expense      from reserves        Other (1)          of period
                         -------------   ------------     --------------     -----------        --------------
Reserves against
accounts receivable:
2003 ...........          $(6,095)         $(38,246)        $ 37,194         $ (4,733)         $(11,880)
2002 ...........             (778)          (15,176)          12,957           (3,098)           (6,095)
2001 ...........           (1,517)           (1,589)           1,933              395              (778)


Reserves against
deferred taxes:
2003 ...........          $(1,000)         $     --         $     --        $      --          $ (1,000)
2002 ...........           (5,395)           (1,000)           5,395               --            (1,000)
2001 ...........               --            (5,395)              --               --            (5,395)

(1) Principally consisting of acquisitions and divestitures.

                               JARDEN CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2003


     Copies of exhibits incorporated by reference can be obtained from the Commission and are located in Commission File No. 0-12052.

Exhibit
Number
                  Description of Exhibit
--------------    --------------------------------------------------------------

     2.1 Agreement and Plan of Merger between the Company and Alltrista Reincorporation MergerSub, Inc. (filed as Exhibit A to the Company's Definitive Proxy Statement, filed with the Commission on November 26, 2001, and incorporated herein by reference).

     2.2 Asset Purchase Agreement, dated as of March 27, 2002, among the Company, Tilia International, Inc., Tilia, Inc., Tilia Canada, Inc., and Andrew Schilling (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K, filed with the Commission on May 9, 2002, and incorporated herein by reference).

     2.3 Amendment No. 1 to the Asset Purchase Agreement, dated as of April 24, 2002, among the Company, Tilia International, Inc., Tilia, Inc., Tilia Canada, Inc., and Andrew Schilling (filed as Exhibit 10.7 to the Company's Current Report on Form 8-K, filed with the Commission on May 9, 2002, and incorporated herein by reference).

     2.4 Asset Purchase Agreement, dated as of November 27, 2002, by and among the Company, Diamond Brands, Incorporated, Diamond Brands Operating Corp., Forster, Inc. and Diamond Brands Kansas, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on February 14, 2003, and incorporated herein by reference).

     2.5 Section entitled "Technical Modification to Joint Plan of Reorganization" from the Findings of Fact, Conclusions of Law and Order Confirming Joint Plan of Reorganization of Diamond Brands Operating Corp. and its Debtor Affiliates Proposed by the Debtors and the Company by the Honorable Randall J. Newsome on January 29, 2003, in connection with case No. 01-1825 (RJN), a Chapter 11 case captioned "In re: Diamond Brands Operating Corp., et al., Debtors" filed in the United States Bankruptcy Court for the District of Delaware (filed as
                  Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the Commission on February 14, 2003, and incorporated herein by reference).

     2.6 Stock Purchase Agreement, dated as of August 15, 2003, by and among the Company, American Manufacturing Company, Inc., and Lehigh Consumer Products Corporation (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on September 5, 2003, and incorporated herein by reference).

    *2.7 Securities Purchase Agreement, dated as of February 24, 2004, by and among Bicycle Holding, Inc., the Sellers identified therein, Dudley S. Taft, as the Seller Representative, and the Company.

    *2.8 Put and Call Agreement, dated as of February 24, 2004, by and among the shareholders of Bicycle Holding, Inc. that are signatories thereto and the Company.

     3.1          Restated Certificate of Incorporation of the Company (filed as
                  Exhibit 3.1 to the Company's Annual Report on Form 10-K, filed with the Commission on March 27, 2002, and incorporated herein by reference).

     3.2 Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the Commission on June 4, 2002, and incorporated herein by reference).

     3.3 Bylaws of the Company (filed as Exhibit C to the Company's Definitive Proxy Statement, filed with the Commission on November 26, 2001, and incorporated herein by reference).

     4.1 Indenture, dated as of April 24, 2002 (the "April 2002 Indenture"), among the Company, Alltrista Newco Corporation, Alltrista Plastics Corporation, Alltrista Unimark, Inc., Alltrista Zinc Products, L.P., Caspers Tin Plate Company, Hearthmark, Inc., Lafayette Steel & Aluminum Corporation, LumenX Corporation, Penn Video, Inc., Quoin Corporation, Tilia, Inc., Tilia Direct, Inc., Tilia International, Inc., TriEnda Corporation, Unimark Plastics, Inc., and The Bank of New York, as trustee, and form of Old Note attached as Exhibit A thereto (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the Commission on May 9, 2002, and incorporated herein by reference).

     4.2 First Supplemental Indenture to the April 2002 Indenture, dated as of May 7, 2003, among the Company, the guarantors named therein and The Bank of New York, as trustee, and form of note attached as Exhibit A thereto, (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

     4.3 Second Supplemental Indenture to the April 2002 Indenture, dated as of May 28, 2003, among the Company, the guarantors named therein and The Bank of New York, as trustee (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

     4.4 Third Supplemental Indenture to the April 2002 Indenture, dated as of September 25, 2003, among the Company, the guarantors named therein and The Bank of New York, as trustee (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

     4.5 Registration Rights Agreement, dated as of September 2, 2003, among the Company, American Manufacturing Company, Inc., and the Holders named therein (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Commission on September 5, 2003, and incorporated herein by reference).

     4.6 Form of Subsidiary Guarantee in connection with the exchange of notes under the April 2002 Indenture (filed as Exhibit 4.12 to the Company's Form S-4 Registration Statement filed with the with the Commission on October 1, 2003, and incorporated herein by reference).

    10.1 Form of Change of Control Agreement (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K, filed with the Commission on March 29, 1999, and incorporated herein by reference).

    10.2 Form of Amendment to Change of Control Agreement, effective June 21, 2001 (filed as Exhibit 10.16 to the Company's Report on Form 10-Q, filed with the Commission on August 10, 2001, and incorporated herein by reference).

    10.3          List of the Company's officer's party to Exhibit 10.1 and
                  Exhibit 10.2 (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K/A, filed with the Commission on October 17, 2002, and incorporated herein by reference).

    10.4 Form of Distribution Agreement between Ball Corporation and the Company (filed as Exhibit 10.7 to the Company's Registration Statement on Form 10, filed with the Commission on March 17, 1993, and incorporated herein by reference).

    10.5 Form of Tax Sharing and Indemnification Agreement between Ball Corporation and the Company (filed as Exhibit 10.10 to the Company's Registration Statement on Form 10, filed with the Commission on March 17, 1993, and incorporated herein by reference).

    10.6 Form of Indemnification Agreement (filed as Exhibit 10.13 to the Company's Registration Statement on Form 10, filed with the Commission on March 17, 1993, and incorporated herein by reference).

    10.7 List of Directors and Executive Officers party to Exhibit 10.6 (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K, filed with the Commission on March 31, 1996, and incorporated herein by reference).

    #10.8 Alltrista Corporation 1998 Long Term Equity Incentive Plan, as amended and restated (filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

    #10.9         Alltrista Corporation 2001 Stock Option Plan (filed as Exhibit
                  10.6 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2001, and incorporated herein by reference).

   #10.10 Amendment No. 1 to the Alltrista Corporation 2001 Stock Option Plan (filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

   +#10.11 Amended and Restated Employment Agreement, dated as of October 1, 2003, between the Company and Martin E. Franklin (filed as
                  Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on October 27, 2003, and incorporated herein by reference).

   +#10.12 Amended and Restated Employment Agreement, dated as of October 1, 2003, between the Company and Ian G.H. Ashken (filed as
                  Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Commission on October 27, 2003, and incorporated herein by reference).

   +#10.13 Employment Agreement between the Company and J. David Tolbert, effective January 1, 2002 (filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K/A, filed with the Commission on October 17, 2002, and incorporated herein by reference).

   +#10.14 Employment Agreement, dated as of August 4, 2003, between the Company and James E. Lillie (filed as Exhibit 10.9 to the Company's Current Report on Form 8-K, filed with the Commission on September 5, 2003, and incorporated herein by reference).

   +#10.15 Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Martin E. Franklin (filed as Exhibit
                  10.18 to the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002 and incorporated herein by reference).

   +#10.16 Amendment No. 1, dated as of February 7, 2002, to Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Martin E. Franklin (filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

   +#10.17 Amendment No. 2, dated as of April 15, 2002, to Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Martin E. Franklin (filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

   +#10.18 Amendment No. 3, dated as of July 15, 2002, to Restricted Stock Award Agreement dated January 2, 2002 between the Company and Martin E. Franklin (filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

   +#10.19 Amendment No. 4, dated as of September 4, 2003, to Restricted Stock Award Agreement dated January 2, 2002 between the Company and Martin E. Franklin (filed as Exhibit 10.7 to the Company's Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

   +#10.20 Amendment No. 5, dated as of October 2, 2003, to Restricted Stock Award Agreement dated January 2, 2002 between the Company and Martin E. Franklin (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the Commission on October 27, 2003, and incorporated herein by reference).

   +#10.21 Amendment No. 6, dated as of October 31, 2003, to the Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Martin E. Franklin (filed as Exhibit
                  10.13 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 14, 2003, and incorporated herein by reference).

   +#10.22 Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Martin E. Franklin (filed as Exhibit
                  10.1 to the Company's Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

   +#10.23 Amendment No. 1, dated as of September 4, 2003, to the Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Martin E. Franklin. (filed as Exhibit
                  10.2 to the Company's Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

   +#10.24 Amendment No. 2, dated as of October 2, 2003, to the Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Martin E. Franklin (filed as Exhibit
                  10.5 to the Company's Current Report on Form 8-K, filed with the Commission on October 27, 2003, and incorporated herein by reference).

   +#10.25 Amendment No. 3, dated as of October 31, 2003, to the Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Martin E. Franklin (filed as Exhibit
                  10.15 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 14, 2003, and incorporated herein by reference).

   +#10.26 Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit
                  10.22 to the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

   +#10.27 Amendment No. 1, dated as of February 7, 2003, to Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

   +#10.28 Amendment No. 2, dated as of April 15, 2002, to Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

   +#10.29 Amendment No. 3, dated as of July 25, 2002, to Restricted Stock Award Agreement dated January 2, 2002 between the Company and Ian G.H. Ashken (filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

   +#10.30 Amendment No. 4, dated as of September 4, 2003, to Restricted Stock Award Agreement dated January 2, 2002 between the Company and Ian G.H. Ashken (filed as Exhibit 10.8 to the Company's Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

   +#10.31 Amendment No. 5, dated as of October 2, 2003, to Restricted Stock Award Agreement dated January 2, 2002 between the Company and Ian G.H. Ashken (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the Commission on October 27, 2003, and incorporated herein by reference).

   +#10.32 Amendment No. 6, dated as of October 31, 2003, to the Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit
                  10.14 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 14, 2003, and incorporated herein by reference).

   +#10.33 Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Ian G.H. Ashken (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

   +#10.34 Amendment No. 1, dated as of September 4, 2003, to the Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Ian G.H. Ashken (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

   +#10.35 Amendment No. 2, dated as of October 2, 2003, to the Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Ian G.H. Ashken (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K, filed with the Commission on October 27, 2003, and incorporated herein by reference).

   +#10.36 Amendment No. 3, dated as of October 31, 2003, to the Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Ian G.H. Ashken (filed as Exhibit
                  10.16 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 14, 2003, and incorporated herein by reference).

   +#10.37 Restricted Stock Award Agreement, dated as of August 4, 2003, between the Company and James E. Lillie (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

   +#10.38 Amendment No. 1, dated as of September 4, 2003, to the Restricted Stock Award Agreement, dated as of August 4, 2003, between the Company and James E. Lillie (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

   +#10.39 Amendment No. 2, dated as of October 2, 2003, to the Restricted Stock Award Agreement, dated as of August 4, 2003, between the Company and James E. Lillie (filed as Exhibit 10.7 to the Company's Current Report on Form 8-K, filed with the Commission on October 27, 2003, and incorporated herein by reference).

   +#10.40 Amendment No. 3, dated as of October 31, 2003, to the Restricted Stock Award Agreement, dated as of August 4, 2003, between the Company and James E. Lillie (filed as Exhibit
                  10.17 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 14, 2003, and incorporated herein by reference).

   +#10.41 Promissory Note, dated January 24, 2002, by Martin E. Franklin in favor of the Company (filed as Exhibit 10.37 to the Company's Annual Report on Form 10-K/A, filed with the Commission on October 17, 2002, and incorporated herein by reference).

   +#10.42 Promissory Note, dated January 24, 2002, by Ian G.H. Ashken in favor of the Company (filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K/A, filed with the Commission on October 17, 2002, and incorporated herein by reference).

   +10.43         Alltrista Corporation 2002 Executive Loan Program (filed as
                  Exhibit 10.39 to the Company's Annual Report on Form 10-K/A, filed with the Commission on October 17, 2002, and incorporated herein by reference).

   #10.44 Jarden Corporation 2003 Stock Incentive Plan (incorporated by reference from Annex B to the Company's 2003 Definitive Proxy Statement with respect to the Company's 2003 Annual Meeting of Stockholders, as filed with the Commission on March 28, 2003).

   #10.45 Jarden Corporation 2003 Stock Employee Stock Purchase Plan (incorporated by reference from Annex C to the Company's 2003 Definitive Proxy Statement with respect to the Company's 2003 Annual Meeting of Stockholders, as filed with the Commission on March 28, 2003).

    10.46 Amended and Restated Credit Agreement, dated as of September 2, 2003, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Canadian Imperial Bank of Commerce, as Syndication Agent, National City Bank of Indiana and Fleet National Bank, as Co-Documentation Agents. (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the Commission on September 5, 2003, and incorporated herein by reference).

    10.47 Amendment No. 1, dated as of September 25, 2003, to the Amended and Restated Credit Agreement by and among the Company, Bank of America, N.A., as Administrative Agent, the Lenders signatory thereto and each of the Subsidiary Guarantors (filed as Exhibit 10.9 to the Company's Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

   *10.48 Amendment No. 2, dated as December 3, 2003, to the Amended and Restated Credit Agreement by and among the Company, Bank of America, N.A., as Administrative Agent, the Lenders signatory thereto and each of the Subsidiary Guarantors.

    10.49 Consent, Waiver and Amendment No. 1 to Credit Agreement, dated as of September 18, 2002, among the Company, the Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the other lenders party thereto (filed as Exhibit 10.7 to the Company's Current Report on Form 8-K, filed with the Commission on February 14, 2003, and incorporated herein by reference).

    10.50 Amendment No. 2 to Credit Agreement and Amendment No. 1 to Security Agreement, dated as of September 27, 2002, among the Company, the Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the other lenders party thereto (filed as Exhibit 10.8 to the Company's Current Report on Form 8-K, filed with the Commission on February 14, 2003, and incorporated herein by reference).

    10.51 Amendment No. 3 to Credit Agreement and Waiver, dated as of January 31, 2003, among the Company, the Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the other lenders party thereto (filed as Exhibit 10.9 to the Company's Current Report on Form 8-K, filed with the Commission on February 14, 2003, and incorporated herein by reference).

    10.52 Guaranty Agreement, dated as of April 24, 2002, by Alltrista Newco Corporation, Alltrista Plastics Corporation, Alltrista Unimark, Inc., Alltrista Zinc Products, L.P., Caspers Tin Plate Company, Hearthmark, Inc., Lafayette Steel & Aluminum Corporation, LumenX Corporation, Penn Video, Inc., Quoin Corporation, Tilia, Inc., Tilia Direct, Inc., Tilia International, Inc., TriEnda Corporation, and Unimark Plastics, Inc. to Bank of America, NA., as administrative agent (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Commission on May 9, 2002, and incorporated herein by reference).

    10.53 Security Agreement, dated as of April 24, 2002, among the Company, Alltrista Newco Corporation, Alltrista Plastics Corporation, Alltrista Unimark, Inc., Alltrista Zinc Products, L.P., Caspers Tin Plate Company, Hearthmark, Inc., Lafayette Steel & Aluminum Corporation, LumenX Corporation, Penn Video, Inc., Quoin Corporation, Tilia, Inc., Tilia Direct, Inc., Tilia International, Inc., TriEnda Corporation, Unimark Plastics, Inc., and Bank of America, N.A., as administrative agent (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the Commission on May 9, 2002, and incorporated herein by reference).

    10.54 Intellectual Property Security Agreement, dated as of April 24, 2002, among the Company, Alltrista Newco Corporation, Alltrista Plastics Corporation, Alltrista Unimark, Inc., Alltrista Zinc Products, L.P., Caspers Tin Plate Company, Hearthmark, Inc., Lafayette Steel & Aluminum Corporation, LumenX Corporation, Penn Video, Inc., Quoin Corporation, Tilia, Inc., Tilia Direct, Inc., Tilia International, Inc., TriEnda Corporation, Unimark Plastics, Inc., and Bank of America, N.A., as administrative agent (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the Commission on May 9, 2002, and incorporated herein by reference).

    10.55 Securities Pledge Agreement, dated as of April 24, 2002, among the Company, Quoin Corporation, Alltrista Newco Corporation, Caspers Tin Plate Company, and Bank of America, NA., as administrative agent (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K, filed with the Commission on May 9, 2002, and incorporated herein by reference).

    10.56 Consolidated Amendment to Guaranty and Security Instruments, dated as of September 2, 2003, among the Company, the Guarantors, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the Commission on September 5, 2003, and incorporated herein by reference).

    10.57 Unsecured Subordinated Note, dated as of April 24, 2002, by the Company in favor of Tilia International, Inc. in the principal amount of $5,000,000 (filed as Exhibit 10.8 to the Company's Current Report on Form 8-K, filed with the Commission on May 9, 2002, and incorporated herein by reference).

    10.58 Unsecured Subordinated Note, dated as of April 24, 2002, by the Company in favor of Tilia International, Inc. in the principal amount of $10,000,000 (filed as Exhibit 10.9 to the Company's Current Report on Form 8-K, filed with the Commission on May 9, 2002, and incorporated herein by reference).

    10.59 Escrow Agreement, dated as of April 24, 2002, among the Company, Tilia International, Inc., Tilia, Inc., Tilia Canada, Inc., Andrew Schilling, and J. P. Morgan Trust Company, National Association, as escrow agent (filed as Exhibit 10.10 to the Company's Current Report on Form 8-K, filed with the Commission on May 9, 2002, and incorporated herein by reference).

    10.60 Long Term Escrow Agreement, dated as of April 24, 2002, among the Company, Tilia International, Inc., Andrew Schilling, and
                  J. P. Morgan Trust Company, National Association, as escrow agent (filed as Exhibit 10.11 to the Company's Current Report on Form 8-K, filed with the Commission on May 9, 2002, and incorporated herein by reference).

    10.61 Form of the new 9 3/4% Senior Subordinated Notes Due 2012 (the "New Note") (filed as Exhibit 10.40 to Company's Annual Report on Form 10-K, filed with the Commission on February 28, 2003 and incorporated herein by reference).

    *21.1         Subsidiaries of the Company.

    *23.1         Consent of Independent Auditors.

    *31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    *31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    *32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------------------
*     Filed herewith
+     This Exhibit represents a management contract.
#     This Exhibit represents a compensatory plan.