Form 10-Q
period 2004-03-31
JARDEN CORP
filed 2004-05-07
CIK 895655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


               XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended     MARCH 31, 2004
                                                -------------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  X         No
   -----          ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



              Class                               Outstanding at April 30, 2004
              -----                               -----------------------------

          Common Stock,
    par value $.01 per share                            27,198,654 shares

                               JARDEN CORPORATION
                          Quarterly Report on Form 10-Q
                 For the three month period ended March 31, 2004



                                      INDEX



                                                                                    Page Number
                                                                                    -----------
 PART I.   FINANCIAL INFORMATION:


 Item 1.   Financial Statements (Unaudited)

           Condensed Consolidated Statements of Income for the three month
              periods ended March 31, 2004 and March 31, 2003                             3

           Condensed Consolidated Statements of Comprehensive Income for the
              three month periods ended March 31, 2004 and March 31, 2003                 4

           Condensed Consolidated Balance Sheets at March 31, 2004 and
               December 31, 2003                                                          5

           Condensed Consolidated Statements of Cash Flows for the three
              month periods ended March 31, 2004 and March 31, 2003                       6

           Notes to Condensed Consolidated Financial Statements                           7

 Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                        12

 Item 3.   Quantitative and Qualitative Disclosures About
              Market Risk                                                                15

 Item 4.   Controls and Procedures                                                       16


 PART II.  OTHER INFORMATION:

 Item 1.   Legal Proceedings                                                             17

 Item 5.   Other Information                                                             17

 Item 6.   Exhibits and Reports on Form 8-K                                              18


 Signature
 Certifications

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                               JARDEN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      THREE MONTH PERIOD ENDED
                                                    ----------------------------
                                                       MARCH 31,      MARCH 31,
                                                         2004           2003
                                                    -------------- -------------

Net sales..........................................    $ 158,260       $ 97,396
Costs and expenses:
   Cost of sales...................................      107,019         59,026
   Selling, general and administrative expenses....       33,466         27,459
                                                    -------------- -------------
Operating earnings.................................       17,775         10,911

Interest expense, net..............................        5,620          3,952
                                                    -------------- -------------
Income before taxes................................       12,155          6,959
Provision for income taxes.........................        4,643          2,728
                                                    -------------- -------------
Net income.........................................    $   7,512       $  4,231
                                                    ============== =============


Basic earnings per share...........................    $    0.28       $   0.20
Diluted earnings per share.........................    $    0.27       $   0.19
Weighted average shares outstanding:
    Basic..........................................       27,045         21,388
    Diluted........................................       28,192         22,216


















     See accompanying notes to condensed consolidated financial statements.

                               JARDEN CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                 THREE MONTH PERIOD ENDED
                                                ---------------------------
                                                  MARCH 31,      MARCH 31,
                                                    2004           2003
                                                ------------   ------------
Net income...................................     $ 7,512        $ 4,231
Foreign currency translation.................        (204)         1,378
Unrealized loss on interest rate swaps.......          (8)             -
                                                ------------   ------------
Comprehensive income.........................     $ 7,300        $ 5,609
                                                ============   ============












     See accompanying notes to condensed consolidated financial statements.

                               JARDEN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       MARCH 31,      DECEMBER 31,
                                                                         2004             2003
                                                                   ---------------- ----------------
                                                                      (Unaudited)       (Note 1)
ASSETS
Current assets:
    Cash and cash equivalents..................................       $  82,351        $ 125,400
    Accounts receivable, net...................................          88,579           93,690
    Inventories, net...........................................         133,189          105,573
    Other current assets.......................................          24,219           22,456
                                                                   ---------------- ----------------
            Total current assets...............................         328,338          347,119
                                                                   ---------------- ----------------
Non-current assets:
    Property, plant and equipment, at cost.....................         186,347          188,823
    Accumulated depreciation...................................        (113,578)        (109,704)
                                                                   ---------------- ----------------
                                                                         72,769           79,119
    Goodwill...................................................         273,665          236,413
    Other intangible assets, net...............................          82,927           79,413
    Other assets...............................................          18,429           17,610
                                                                   ---------------- ----------------
Total assets...................................................       $ 776,128        $ 759,674
                                                                   ================ ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term debt and current portion of long-term debt......       $  18,249        $  17,512
    Accounts payable...........................................          43,867           34,211
    Other current liabilities..................................          51,145           53,357
                                                                   ---------------- ----------------
            Total current liabilities..........................         113,261          105,080
                                                                   ---------------- ----------------

Non-current liabilities:
    Long-term debt.............................................         370,615          369,870
    Other non-current liabilities..............................          32,888           34,819
                                                                   ---------------- ----------------
            Total non-current liabilities......................         403,503          404,689
                                                                   ---------------- ----------------
Commitments and contingencies..................................               -               -
Stockholders' equity:
    Common stock ($.01 par value, 28,720 and 28,720 shares issued and 27,190 and 27,007 shares outstanding at March 31,
         2004 and December 31, 2003, respectively).............             287              287
    Additional paid-in capital.................................         165,842          165,056
    Retained earnings..........................................         108,324          100,811
    Other stockholders' equity.................................         (15,089)         (16,249)

                                                                   ---------------- ----------------
             Total stockholders' equity........................         259,364          249,905
                                                                   ---------------- ----------------
Total liabilities and stockholders' equity.....................       $ 776,128        $ 759,674
                                                                   ================ ================
















     See accompanying notes to condensed consolidated financial statements.

                               JARDEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          THREE MONTH PERIOD ENDED
                                                                         ----------------------------
                                                                          MARCH 31,        MARCH 31,
                                                                            2004             2003
                                                                         -----------      -----------
Net cash (used in) provided by operations..........................       $   (595)        $  6,435

Financing activities:
     Proceeds from revolving credit borrowings.....................              -           48,000
     Payments on revolving credit borrowings.......................              -          (19,500)
     Proceeds from issuance of long-term debt......................              -           10,000
     Payments on seller notes......................................              -          (10,000)
     Payments on long-term debt....................................         (2,645)          (1,514)
     Other.........................................................          1,261            2,858
                                                                         -----------      -----------
        Net cash (used in) provided by financing activities........         (1,384)          29,844
                                                                         -----------      -----------

Investing activities:
    Additions to property, plant and equipment.....................         (1,288)          (1,828)
    Acquisition of businesses, net of cash acquired of $685 and
       $468 in 2004 and 2003, respectively.........................        (39,315)         (85,257)
    Other, net.....................................................           (467)               4
                                                                         -----------      -----------
       Net cash used in investing activities.......................        (41,070)         (87,081)
                                                                         -----------      -----------
Decrease in cash and cash equivalents..............................        (43,049)         (50,802)
Cash and cash equivalents at beginning of period...................        125,400           56,779
                                                                         -----------      -----------

Cash and cash equivalents at end of period.........................       $ 82,351         $  5,977
                                                                         ===========      ===========










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

     The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in Jarden Corporation's (the "Company") annual report on Form 10-K for the year ended December 31, 2003.

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

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated (in thousands, except per share data):

                                                                            THREE MONTH PERIOD ENDED
                                                                         -------------------------------
                                                                         MARCH 31, 2004  MARCH 31, 2003
                                                                         --------------- ---------------
Net income, as reported............................................          $ 7,512         $ 4,231
     Deduct: Total stock-based employee compensation expense
        determined under fair value based method for all awards,
        net of related tax effects.................................             (625)           (423)
                                                                         ---------------- ---------------
Pro forma net income...............................................          $ 6,887         $ 3,808
                                                                         ================ ===============
Basic earnings per share:
     As reported...................................................          $  0.28         $  0.20
     Pro forma.....................................................          $  0.25         $  0.18
Diluted earnings per share:
     As reported...................................................          $  0.27         $  0.19
     Pro forma.....................................................          $  0.24         $  0.17


     The Company granted 40,000 stock options, including a grant of 25,000 stock options to an executive officer of the Company, in the three month period ended March 31, 2004. The stock options that were granted have a four year vesting period. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004: no dividend yield, expected volatility of 33 percent, risk-free interest rate of 3.9 percent and expected life of 7.5 years. There were no stock option grants in the first quarter of 2003.

3.   INVENTORIES

     Inventories at March 31, 2004 and December 31, 2003 were comprised of the following (in thousands):

                                                     MARCH 31,      DECEMBER 31,
                                                       2004            2003
                                                  --------------- --------------
Raw materials and supplies.....................      $ 19,269       $ 15,254
Work in process................................         7,518          6,653
Finished goods.................................       106,402         83,666
                                                  --------------- --------------
     Total inventories.........................      $133,189       $105,573
                                                  =============== ==============

4.   ACQUISITIONS

     On September 2, 2003, the Company acquired all of the issued and outstanding stock of Lehigh Consumer Products Corporation and its subsidiary ("Lehigh" and the "Lehigh Acquisition"). Lehigh is the largest supplier of rope, cord and twine for the U.S. consumer marketplace and a leader in innovative storage and organization products and workshop accessories for the home and garage as well as in the security screen door and ornamental metal fencing market. The purchase price of the transaction was approximately $157.6 million, including transaction expenses. Lehigh is included in the branded consumables segment from September 2, 2003 (see
     Note 9).

     In connection with the Lehigh Acquisition, the Company has preliminarily allocated $109.1 million to goodwill and $3.4 million to trademarks. Certain working capital allocations are preliminary and will be finalized by the Company within one year of the date of acquisition. The intangible assets recorded are fully deductible for income tax purposes but are not subject to book amortization.

     On February 7, 2003, the Company completed its acquisition of the business of Diamond Brands International, Inc. and its subsidiaries ("Diamond Brands" and the "Diamond Acquisition"), a manufacturer and distributor of niche household products, including clothespins, kitchen matches, plastic cutlery and toothpicks under the Diamond(R) and Forster(R) trademarks. The purchase price of this transaction was approximately $91.5 million, including transaction expenses. The acquired plastic manufacturing operation is included in the plastic consumables segment from February 1, 2003 and the acquired wood manufacturing operation and branded product distribution business is included in the branded consumables segment from February 1, 2003 (see Note 9).

     The following unaudited pro forma financial information gives pro forma effect to the Lehigh Acquisition and the Diamond Acquisition with the related financings as if they had been consummated as of the beginning of the period presented. The pro forma net income for the three month period ended March 31, 2003, includes $1.5 million of reorganization expenses incurred by Diamond Brands prior to February 7, 2003 (in thousands, except per share data):

                                                        THREE MONTH
                                                        PERIOD ENDED
                                                          MARCH 31,
                                                            2003
                                                       --------------
     Net sales......................................      $ 133,215
     Net income.....................................          5,561
     Diluted earnings per share.....................      $    0.25

     In the first quarter of 2004, the Company completed its acquisition of Loew-Cornell, Inc. ("Loew-Cornell"), an arts and crafts paintbrush distributor. The acquired business is included in the branded consumables segment from March 18, 2004. The results of Loew-Cornell did not have a material effect on the Company's results of operations for the three month period ended March 31, 2004 and are not included in the pro forma financial information presented herein.

5.   DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS

     As of March 31, 2004, the Company had $196.9 million outstanding under its term loan facilities and no outstanding amounts under the revolving credit facility. As of March 31, 2004, net availability under the revolving credit agreement was approximately $64.3 million, after deducting $5.7 million of issued letters of credit. The Company is required to pay commitment fees on the unused balance of the revolving credit facility.

     As of March 31, 2004, the Company's long-term debt included approximately $6.7 million of debt balances that will not require cash settlement, arising from interest rate swap transactions that the Company had entered into in prior years. As of March 31, 2004, the fair market value of the Company's interest rate swaps, which are accounted for as fair value hedges, was approximately $1.0 million and are included as an asset in the Condensed Consolidated Balance Sheet, with a corresponding offset to long-term debt.

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

7.   EQUITY

     During the first quarter of 2004, the Company issued 24,750 restricted shares of common stock to certain employees under the Company's 2003 Stock Incentive Plan. The restrictions on these shares will lapse ratably over five years of employment with the Company. The Company did not grant any restricted shares of common stock during the first quarter of 2003.

8.   EARNINGS PER SHARE CALCULATION

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

                                                                 THREE MONTH PERIOD ENDED
                                                                --------------------------
                                                                  MARCH 31,     MARCH 31,
                                                                    2004          2003
                                                                ------------  ------------
Net income....................................................     $ 7,512      $ 4,231
                                                                ------------  ------------

Weighted average shares outstanding...........................      27,045       21,388
Additional shares assuming conversion of
     stock options and restricted stock.......................       1,147          828
                                                                ------------  ------------
Weighted average shares outstanding assuming conversion.......      28,192       22,216
                                                                ------------  ------------

Basic earnings per share......................................     $  0.28      $  0.20
Diluted earnings per share....................................     $  0.27      $  0.19


9.   SEGMENT INFORMATION

     The Company reports four business segments: branded consumables, consumer solutions, plastic consumables and other.

     In the branded consumables segment, the Company markets, distributes and in certain cases manufactures a broad line of branded products that includes arts and crafts paintbrushes, clothespins, food preparation kits, home canning jars, jar closures, kitchen matches, other craft items, plastic cutlery, rope, cord and twine, storage and workshop accessories, toothpicks and other accessories marketed under the Ball(R), Bernardin(R), Crawford(R), Diamond(R), Forster(R), Kerr(R), Lehigh(R), Leslie-Locke(R) and Loew-Cornell(R) brand names. As discussed in Note 4, the Diamond Brands wood manufacturing operation and branded product distribution business, the Lehigh home improvement business and the Loew-Cornell arts and crafts business have been included in the branded consumables segment effective February 1, 2003, September 2, 2003, and March 18, 2004, respectively. In the consumer solutions segment, the Company sources, markets and distributes an array of innovative kitchen products under the market leading FoodSaver(R) brand name, as well as the VillaWare(R) brand name. The plastic consumables segment manufactures, markets and distributes a wide variety of consumer and medical plastic products, including products sold to retailers by the Company's branded consumables segment (plastic cutlery) and consumer solutions segment (containers). As discussed in Note 4, the Diamond Brands plastic manufacturing operation is included in the plastic consumables segment effective February 1, 2003. The other segment is primarily a producer of zinc strip. Net sales, operating earnings, depreciation and amortization, and assets employed in operations by segment are summarized as follows (in thousands):

                                                           THREE MONTH PERIOD ENDED
                                                     --------------------------------------
                                                         MARCH 31,          MARCH 31,
                                                           2004                2003
                                                     ------------------ -------------------
Net sales:
     Branded consumables (1).......................     $  74,898            $ 30,169
     Consumer solutions............................        45,110              40,876
     Plastic consumables (2).......................        33,650              23,496
     Other.........................................        18,805               8,618
     Intercompany (3)..............................       (14,203)             (5,763)
                                                     ------------------ -------------------
           Total net sales.........................     $ 158,260            $ 97,396
                                                     ================== ===================
Operating earnings:
     Branded consumables (1).......................     $   6,293            $  1,259
     Consumer solutions............................         6,397               6,944
     Plastic consumables (2).......................         2,806               2,438
     Other.........................................         2,864                 964
     Intercompany..................................          (585)               (694)
                                                     ------------------ -------------------
           Total operating earnings................        17,775              10,911
Interest expense, net..............................         5,620               3,952
                                                     ------------------ -------------------
Income before taxes................................     $  12,155            $  6,959
                                                     ================== ===================

Depreciation and amortization:

     Branded consumables (1).......................     $   1,277            $    817
     Consumer solutions............................           849                 512
     Plastic consumables (2).......................         1,864               1,496
     Other.........................................           491                 532
     Corporate.....................................            32                  28
                                                     ------------------ -------------------
           Total depreciation and amortization.....     $   4,513            $  3,385
                                                     ================== ===================

                                                                     AS OF
                                                     --------------------------------------
                                                          MARCH 31,         DECEMBER 31,
                                                            2004               2003
                                                     ------------------ -------------------
Assets employed in operations:
     Branded consumables (1).......................     $ 375,453           $ 310,451
     Consumer solutions............................       200,435             216,289
     Plastic consumables (2).......................        61,686              62,623
     Other.........................................        19,299              13,867
                                                     ------------------ -------------------
          Total assets employed in operations......       656,873             603,230
      Corporate (4)................................       119,255             156,444
                                                     ------------------ -------------------
          Total assets.............................     $ 776,128           $ 759,674
                                                     ================== ===================


     (1) The Loew-Cornell business, Lehigh business and the Diamond Brands wood manufacturing operation and branded product distribution business are included in the branded consumables segment effective March 18, 2004, September 2, 2003 and February 1, 2003, respectively.
     (2) The Diamond Brands plastic manufacturing operation is included in the plastic consumables segment effective February 1, 2003.
     (3) Intersegment sales are recorded at cost plus an agreed upon intercompany profit on intersegment sales.
     (4) Corporate assets primarily include cash and cash equivalents, amounts relating to benefit plans, deferred tax assets and corporate facilities and equipment.

     Within the branded consumables segment are three product lines: kitchen products, home improvement products, and other specialty products. Kitchen products include food preparation kits, home canning and accessories, kitchen matches, plastic cutlery, straws and toothpicks. Net sales of kitchen products were $37.3 million and $25.6 million for the three month periods ended March 31, 2004 and 2003, respectively. Home improvement products include rope, cord and twine, storage and organizational products for the home and garage and security door and fencing products. Net sales of home improvement products were $30.5 million for the three month period ended March 31, 2004. There were no home improvement product sales in the three month period ended March 31, 2003. Other specialty products include arts and crafts paintbrushes, book and advertising matches, institutional plastic cutlery and sticks, laundry care products, lighters and fire starters, other craft items and other commercial products. Net sales of other specialty products were $7.1 million and $4.5 million for the three month periods ended March 31, 2004 and 2003, respectively.

     As of March 31, 2004, $225.2 million of the Company's total intangible assets are included in the assets of the branded consumables segment and $131.4 million are included in the assets of the consumer solutions segment. Of such amounts, $203.2 million of the Company's goodwill is included in the assets of the branded consumables segment and $70.5 million is included in the assets of the consumer solutions segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Overview" section is a brief summary of the significant issues addressed in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"). Investors should read the relevant sections of this MD&A for a complete discussion of the issues summarized below.

OVERVIEW

We are a leading provider of niche consumer products used in and around the home, under well-known brand names including Ball(R), Bernardin(R), Crawford(R), Diamond(R), FoodSaver(R), Forster(R), Kerr(R), Lehigh(R), Leslie-Locke(R), Loew-Cornell(R) and VillaWare(R). In North America, we are the market leader in several consumer categories, including home canning, home vacuum packaging, kitchen matches, plastic cutlery, rope, cord and twine and toothpicks. We also manufacture zinc strip and a wide array of plastic products for third party consumer product and medical companies as well as our own businesses.

Results of Operations

     o Our net sales for the first quarter of 2004 increased to $158.3 million or 62.5% over the same period in 2003;
     o Our operating income increased by $6.9 million or 62.9% over the same period in 2003;
     o Our net income increased by $3.3 million or 77.5% over the same period in 2003; and
     o The increases to our net sales, operating income and net income are principally the result of the acquisitions we completed in 2004 and 2003, which are described in detail in "Acquisition Activities" below. In addition, on an overall basis we had organic growth in each of our business segments in the first quarter of 2004 compared to the same period in 2003, most notably in our other segment where we grew net revenues over 118% compared to the prior year period.

Liquidity and Capital Resources

     o We ended the first quarter of 2004 with a stronger balance sheet, as measured by a lower net debt-to-total capitalization ratio, than as of December 31, 2003;
     o Our liquidity, as measured by cash and cash equivalents on hand and availability under our debt facility, was lower at March 31, 2004 than at December 31, 2003, due to the use of cash on hand during the first quarter of 2004 to fund the acquisition of Loew-Cornell, Inc. ("Loew-Cornell");
     o Our cash flows from operations in the first quarter of 2004 was flat due to the traditional seasonal inventory build in our branded consumables segment and a decision to carry more inventory of certain raw materials in order to take advantage of pricing opportunities as raw material costs have continued to rise during 2004, partially offset by the customary reduction in the accounts receivable of our consumer solutions segment during this period; and
     o As of March 31, 2004, we had $82.4 million of cash and cash equivalents on hand and $64.3 million of availability under the revolving credit facility of our amended and restated senior credit facility. We are actively seeking acquisition opportunities in 2004 and on February 24, 2004, we executed a securities purchase agreement to acquire all of the capital stock of Bicycle Holdings, Inc. ("BHI"), including its wholly owned subsidiary United States Playing Card Company ("USPC"), a privately held leading producer and distributor of premium playing cards (see "Financial Condition, Liquidity and Capital Resources" and Part II. OTHER INFORMATION, Item 5. Other Information). We intend to use our cash on hand, plus cash generated from operations and additional capital raised through financing activities to fund any such acquisitions, including the BHI acquisition if consummated.

We intend for the discussion of our financial condition and results of operations (including our acquisition activities) that follows to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our financial statements.

ACQUISITION ACTIVITIES

We have grown through strategic acquisitions of complementary businesses and by expanding sales of our existing product lines. Our strategy to achieve future growth is to sustain profitable internal growth, acquire new businesses or brands that complement our existing product portfolio and expand our international business.

On September 2, 2003, we acquired all of the issued and outstanding stock of Lehigh Consumer Products Corporation and its subsidiary ("Lehigh" and the "Lehigh Acquisition"). Lehigh is the largest supplier of rope, cord and twine in the U.S. consumer marketplace and a leader in innovative storage and organization products and workshop accessories for the home and garage as well as in the security screen door and ornamental metal fencing market. The purchase price of the transaction was approximately $157.6 million, including transaction expenses. Lehigh is included in the branded consumables segment from September 2, 2003.

On February 7, 2003, we completed our acquisition of the business of Diamond Brands International, Inc. and its subsidiaries ("Diamond Brands" and the "Diamond Acquisition"), a manufacturer and distributor of niche household products, including clothespins, kitchen matches, plastic cutlery and toothpicks under the Diamond(R) and Forster(R) trademarks. The purchase price of this transaction was approximately $91.5 million, including transaction expenses. The acquired plastic manufacturing operation is included in the plastic consumables segment from February 1, 2003. The acquired wood manufacturing operation and branded product distribution business is included in the branded consumables segment from February 1, 2003.

For the quarter ended March 31, 2003, pro forma financial information reflecting the Lehigh Acquisition and the Diamond Acquisition has been included in Note 4 to our Condensed Consolidated Financial Statements.

We also completed one tuck-in acquisition in the first quarter of 2004 and two tuck-in acquisitions in 2003. In the first quarter of 2004, we completed our acquisition of Loew-Cornell, a leading marketer and distributor of paintbrushes and other arts and crafts products. The acquired business is included in the branded consumables segment from March 18, 2004. In the fourth quarter of 2003, we completed our acquisition of the VillaWare Manufacturing Company ("VillaWare"). VillaWare's results are included in the consumer solutions segment from October 3, 2003. In the second quarter of 2003, we completed our acquisition of O.W.D., Incorporated and Tupper Lake Plastics, Incorporated (collectively "OWD"). The branded product distribution operation acquired in the OWD acquisition is included in the branded consumables segment from April 1, 2003. The plastic manufacturing operation acquired in the OWD acquisition is included in the plastic consumables segment from April 1, 2003.

The results of Loew-Cornell, VillaWare and OWD did not have a material effect on the Company's results of operations for the three month period ended March 31, 2004 and are not included in the pro forma financial information presented in
Note 4 to our Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS - COMPARISON OF FIRST QUARTER 2004 TO FIRST QUARTER 2003

We reported net sales of $158.3 million for the first quarter of 2004, a 62.5% increase from net sales of $97.4 million in the first quarter of 2003.

In the first quarter of 2004, our branded consumables segment reported net sales of $74.9 million compared to $30.2 million in the first quarter of 2003. This increase of 148.3% was principally a result of acquisitions. Excluding the effect of acquisitions, net sales of our branded consumables segment were slightly higher in the first quarter of 2004 compared to the same period in 2003.

In the first quarter of 2004, our consumer solutions segment reported net sales of $45.1 million compared to $40.9 million in the same period in 2003. This increase of 10.3% was principally the result of the acquisition of VillaWare in the fourth quarter of 2003. Excluding the effect of this acquisition, net sales of our consumer solutions segment were slightly higher in the first quarter of 2004 compared to the same period in 2003, due to sales volume increases for FoodSaver(R) machines and increased bag sales.

In the first quarter of 2004, our plastic consumables segment reported net sales of $33.7 million compared to $23.5 million in the first quarter of 2003. The principal reason for this increase of 43.2% was intercompany sales generated by the addition of the plastic manufacturing business acquired in the Diamond Acquisition. Excluding the effect of acquisitions, net sales of our plastics consumables segment were slightly higher in the first quarter of 2004 compared to the same period in 2003 due to increased sales to two large OEM customers.

In the first quarter of 2004, our other segment reported net sales of $18.8 million compared to net sales of $8.6 million in the first quarter of 2003. The principal reason for this increase of 118.2% was due to increased sales of low denomination coinage as well as the increased effect on net sales resulting from contractual changes with two major customers whereby this segment took on the responsibility of purchasing the raw material inventory for the customers.

We reported operating earnings of $17.8 million in the first quarter of 2004 compared to operating earnings of $10.9 million in the first quarter of 2003. The principal reason for this increase of $6.9 million, or 62.9%, was an increase in the operating earnings of the branded consumables segment of $5.0 million, primarily due to the addition of the acquired Diamond Brands and Lehigh product lines. Due to the integration of certain of these acquisitions it is no longer possible to compare the operating earnings in this segment exclusive of acquisitions. The operating earnings of the consumer solutions segment decreased by $0.5 million principally due to higher legal costs in selling, general and administrative expenses. The operating earnings of the plastic consumables segment increased by $0.4 million due to the sales effects discussed above. The operating earnings of the other segment increased by $1.9 million due to the sales effects discussed above and positive manufacturing variances resulting from the increased sales volume.

Gross margin percentages on a consolidated basis decreased to 32.4% in the first quarter of 2004 from 39.4% in the first quarter of 2003. The primary reason for these lower gross margins is a full quarter's effect of the addition of the relatively lower gross margin Diamond Brands and Lehigh product lines, as well as slightly lower gross margins at our consumer solutions segment.

Selling, general and administrative expenses increased to $33.4 million in the first quarter of 2004 from $27.5 million in the first quarter of 2003, or, as a percentage of net sales, decreased to 21.1% in the first quarter of 2004 from 28.2% in the first quarter of 2003. The increase in dollar terms was principally the result of the acquisitions completed during 2003 and higher legal costs in our consumer solutions segment. The decrease in percentage terms was principally due to our consumer solutions segment, which has relatively higher selling, general and administrative expenses as a percentage of net sales, accounting for a lower portion of the Company's results due to acquisitions in the branded consumables segment and a significant increase in the other segments net sales.

Net interest expense increased to $5.6 million for the first quarter of 2004 compared to $4.0 million in the same period last year. This increase principally resulted from higher levels of outstanding debt in the first quarter of 2004.

Our effective tax rate for the first quarter of 2004 was 38.2% compared to an effective tax rate of 39.2% in 2003.

Historically, due to the varying seasonality of certain of our product line sales, our first quarter results of operations have proportionately less of an impact on our full year results.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2004 we made no significant changes to our capital resources.

As of March 31, 2004, we had $196.9 million outstanding under the term loan facility and no outstanding amounts under the revolving credit facility. As of March 31, 2004, net availability under the revolving credit agreement was approximately $64.3 million after deducting $5.7 million of issued letters of credit. We are required to pay commitment fees on the unused balance of the revolving credit facility.

As of March 31, 2004, our long-term debt included approximately $6.7 million of debt balances that will not require cash settlement, arising from swap transactions that we had entered into in prior years.

Working capital decreased to approximately $215.1 million at March 31, 2004 from approximately $242 million at December 31, 2003, due primarily to the use of cash on hand to finance the Loew-Cornell Acquisition.

We used cash flow in operations of $0.6 million in the first quarter of 2004, compared to a cash flow from operations of $6.4 million in the first quarter of 2003. This decrease in cash flow from operations is primarily due to the customary build-up of inventory in anticipation of seasonal home canning and home improvement activity and a decision to carry more inventory of certain raw materials, particularly in our other segment, in order to take advantage of pricing opportunities as raw material costs have continued to rise during 2004, partially offset by the customary reduction in the accounts receivable of our consumer solutions segment during this period.

Capital expenditures were $1.3 million in the first quarter of 2004 compared to $1.8 million for the first quarter of 2003 and are largely related to maintaining facilities, tooling projects and improving manufacturing efficiencies. As of March 31, 2004, we had capital expenditure commitments in the aggregate for all our segments of approximately $3.2 million. As of March 31, 2004, our other segment had forward buy contracts for the remainder of 2004 to purchase zinc ingots in the aggregate amount of $7.0 million, which are expected to be used in operations in 2004.

We believe that our cash and cash equivalents on hand, cash generated from our operations and our availability under our senior credit facility is adequate to satisfy our working capital and capital expenditure requirements for the foreseeable future. However, we may raise additional capital from time to time to take advantage of favorable conditions in the capital markets or in connection with our corporate development activities (see "Recent
Developments" and Part II. OTHER INFORMATION, Item 5. Other Information).

RECENT DEVELOPMENTS

On February 24, 2004, we executed a securities purchase agreement and a related put/call agreement, each amended and restated as of April 19, 2004, to acquire all of the capital stock of BHI, including its wholly owned subsidiary USPC, a privately held leading producer and distributor of premium playing cards, under the Bee(R), Bicycle(R), Aviator(R) and Hoyle(R) brands, among others, for approximately $232 million. We expect to close the transaction during the third quarter of 2004, subject to Hart-Scott-Rodino approval, gaming industry related regulatory approvals and other conditions. USPC is the largest manufacturer and distributor of playing cards, children's card games, collectible tins, puzzles and card accessories for the North American retail market and through its subsidiaries, including USPC, BHI is the largest supplier of premium playing cards to casinos worldwide. It is anticipated that we will purchase not less than 75% of the capital stock of BHI at closing and that the remainder of the capital stock will be purchased according to the terms of the put/call agreement within one year of closing. In addition to the purchase price, the securities purchase agreement includes an earn-out provision with a total potential payment in cash or our common stock in April 2007 of up to $10 million based on achieving future growth targets. If paid, we expect to capitalize the cost of the earn-out. No assurances can be given that the acquisition of BHI will be consummated or, if such acquisition is consummated, as to the final terms of such acquisition.

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

FORWARD-LOOKING INFORMATION

From time to time, we may make or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. Such statements are necessarily estimates reflecting management's best judgment based on current information. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Such statements are usually identified by the use of words or phrases such as "believes", "anticipates", "expects", "estimates", "planned", "outlook", and "goal". Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Please see the Company's Annual Report on Form 10-K for 2003 for a list of factors which could cause the Company's actual results to differ materially from those projected in the Company's forward-looking statements and certain risks and uncertainties that may affect the operations, performance and results of our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In general, business enterprises can be exposed to market risks including fluctuations in commodity prices, foreign currency values, and interest rates that can affect the cost of operating, investing, and financing. The Company's exposures to these risks are relatively low. The Company's plastic consumables business purchases resin from regular commercial sources of supply and, in most cases, multiple sources. The supply and demand for plastic resins is subject to cyclical and other market factors. With many of our external customers, we have the ability to pass through price increases with an increase in our selling price and certain of our external customers purchase the resin used in products we manufacture for them. This pass-through pricing is not applicable to plastic cutlery, which we supply to our branded consumables segment. Plastic cutlery is principally made of polystyrene and for each $0.01 change in the price of polystyrene the material cost in our plastics consumables segment will change by approximately $0.5 million per annum. The Company's zinc business has sales arrangements with a majority of its customers such that sales are priced either based upon supply contracts that provide for fluctuations in the price of zinc to be passed on to the customer or are conducted on a tolling basis whereby customers supply zinc to the Company for processing. Such arrangements as well as the zinc business utilizing forward buy contracts reduce the exposure of this business to changes in the price of zinc.

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

Changes in Eurodollar or LIBOR interest rates would affect the earnings of the Company either positively or negatively depending on the direction of the change. Assuming that Eurodollar and LIBOR rates each increased 100 basis points over period end rates on the outstanding term debt and interest rate swaps, the Company's interest expense would have increased by approximately $0.7 million for the three month period ended March 31, 2004 and $0.3 million for the three month period ended March 31, 2003. The amount was determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost, short-term investment rates, interest rate swaps and estimated cash flow. Actual changes in rates may differ from the assumptions used in computing this exposure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 1, 2004, Jarden Corporation's (the "Company") subsidiaries, Tilia, Inc. and Tilia International, Inc. (collectively "Tilia"), entered into a license and settlement agreement with Applica Incorporated and Applica Consumer Products, Inc. (together with Applica Incorporated "Applica") to resolve patent infringement litigation, that Tilia had initiated and which was pending in federal court in Miami and before the International Trade Commission ("ITC") in Washington, D.C. As part of the license and settlement agreement, Applica agreed to pay Tilia royalties for using their vacuum sealing technology. In addition, Applica agreed to not contest the validity of Tilia's previously disputed patents and to settle any future disputes over product infringement by arbitration. Both parties have agreed to keep specific terms of the license and settlement agreement, including the terms of the license, confidential. By virtue of the license and settlement agreement, the parties have mutually agreed to settle all of their various claims in the relevant proceedings, including Applica's claims for antitrust violations by Tilia.

Tilia continues to pursue related patent infringement claims against ZeroPack Co. Ltd.

ITEM 5. OTHER INFORMATION

On February 24, 2004, the Company executed a securities purchase agreement (the "Securities Purchase Agreement") and a related put/call agreement (the "Put and Call Agreement"), each amended and restated as of April 19, 2004, to acquire all of the capital stock of BHI, including its wholly owned subsidiary USPC, a privately held leading producer and distributor of premium playing cards, under the Bee(R), Bicycle(R), Aviator(R) and Hoyle(R) brands, among others, for approximately $232 million. The Company expects to close the transaction during the third quarter of 2004, subject to Hart-Scott-Rodino approval, gaming industry related regulatory approvals and other conditions. USPC is the largest manufacturer and distributor of playing cards, children's card games, collectible tins, puzzles and card accessories for the North American retail market and through its subsidiaries, including USPC, BHI is the largest supplier of premium playing cards to casinos worldwide. It is anticipated that the Company will purchase not less than 75% of the capital stock of BHI at closing and that the remainder of the capital stock will be purchased according to the terms of the Put and Call Agreement within one year of closing. In addition to the purchase price, the Securities Purchase Agreement includes an earn-out provision with a total potential payment in cash or the Company's common stock in April 2007 of up to $10 million based on achieving future growth targets. If paid, the Company expects to capitalize the cost of the earn-out.

No assurances can be given that the acquisition of BHI will be consummated or, if such acquisition is consummated, as to the final terms of such acquisition. Copies of the Securities Purchase Agreement and Put and Call Agreement are attached to this report as Exhibits 10.1 and 10.2, respectively, and are incorporated herein by reference as though fully set forth herein. The foregoing summary description of the Securities Purchase Agreement, the Put and Call Agreement and the transactions contemplated thereby are not intended to be complete and are qualified in their entirety by the complete texts of the Securities Purchase Agreement and the Put and Call Agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


A. EXHIBITS

     Exhibit      Description
     -------      -----------

*    10.1         Securities Purchase Agreement, dated as of February 24, 2004, as amended and restated as of April 19, 2004, by and among Bicycle Holding, Inc. the sellers identified therein, the seller representative identified therein and Jarden
                  Corporation.

*    10.2         Put and Call Agreement, dated as of February 24, 2004, as
                  amended and restated as of April 19, 2004, by and among the shareholders of Bicycle Holding, Inc. set forth on the signature pages thereto and Jarden Corporation.

*    10.3         Amendment No. 3 to Amended and Restated Credit Agreement,
                  dated as of March 31, 2004, by and among Jarden Corporation, the Credit Support Parties signatory thereto, the Lenders signatory thereto, Bank of America, N.A., and Canadian
                  Imperial Bank of Commerce.

*    10.4         Employment Agreement, dated as of May 3, 2004, by and between
                  Jarden Corporation and Desiree DeStefano.

*    31.1         Certification of Chief Executive Officer Pursuant to Rule
                  13a-14(a) as Adopted Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.

*    31.2         Certification of Chief Financial Officer Pursuant to Rule
                  13a-14(a) as Adopted Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.

*    32.1         Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.


B. REPORTS ON FORM 8-K

We filed a Form 8-K on February 12, 2004, with respect to Items 7 and 9, relating to a press release, dated February 12, 2004, announcing our earnings for the three and twelve month periods ended December 31, 2003.

We filed a Form 8-K on March 1, 2004, with respect to Item 5, disclosing that Martin E. Franklin, our Chairman and Chief Executive Officer, and Ian G.H. Ashken, our Vice Chairman and Chief Financial Officer, adopted stock trading plans in accordance with guidelines specified by the Securities and Exchange Commission's Rule 10b5-1 under the Securities Exchange Act of 1934.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      JARDEN CORPORATION



Date: May 7, 2004                     By: /s/ Ian G.H. Ashken
                                          -------------------
                                          Ian G.H. Ashken
                                          Vice Chairman, Chief Financial Officer
                                          and Secretary