Form 10-Q
period 2004-06-30
JARDEN CORP
filed 2004-08-09
CIK 895655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


              [XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 2004

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (914) 967-9400
  ------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at July 23, 2004
              -----                             ----------------------------

          Common Stock,
    par value $.01 per share                         27,219,344 shares

                               JARDEN CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
             FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2004

                                      INDEX


                                                                                              Page Number
                                                                                              -----------
PART I.        FINANCIAL INFORMATION:

Item 1.        Financial Statements (Unaudited):

               Condensed Consolidated Statements of Income for the three and six month
                    periods ended June 30, 2004 and June 30, 2003......................           3
               Condensed Consolidated Statements of Comprehensive Income for the
                    three and six month periods ended June 30, 2004 and June 30, 2003..           4
               Condensed Consolidated Balance Sheets at June 30, 2004 and December 31,
                    2003...............................................................           5
               Condensed Consolidated Statements of Cash Flows for the six month
                    periods ended June 30, 2004 and June 30, 2003......................           6
               Notes to Condensed Consolidated Financial Statements....................           7

Item 2.        Management's Discussion and Analysis of Financial Condition and Results
                    of Operations......................................................          14

Item 3.        Quantitative and Qualitative Disclosures About Market Risk..............          20

Item 4.        Controls and Procedures.................................................          20

PART II.       OTHER INFORMATION:

Item 4.        Submission of Matters to a Vote of Security Holders.....................          21

Item 6.        Exhibits and Reports on Form 8-K........................................          22

               Signature
               Certifications

                                       2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                               JARDEN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTH PERIOD ENDED        SIX MONTH PERIOD ENDED
                                                    -------------------------------  ---------------------------
                                                        JUNE 30,        JUNE 30,       JUNE 30,       JUNE 30,
                                                          2004            2003           2004           2003
                                                    --------------- ---------------  ------------ --------------
Net sales.......................................        $ 199,035      $  130,769     $ 357,359      $ 228,215

Costs and expenses:

    Cost of sales...............................          131,236          81,238       238,255        140,264

    Selling, general and administrative expenses...        35,757          28,897        69,287         56,407
                                                       -----------     -----------    ----------    -----------
Operating earnings..............................           32,042          20,634        49,817         31,544

Interest expense, net...........................            6,075           4,267        11,695          8,219
                                                       -----------     -----------    ----------    -----------
Income before taxes.............................           25,967          16,367        38,122         23,325

Provision for income taxes......................            9,920           6,416        14,562          9,144
                                                       -----------     -----------    ----------    -----------
Net income......................................        $  16,047      $    9,951     $  23,560      $  14,181
                                                       ===========     ===========    ==========    ===========

Basic earnings per share........................        $    0.59      $     0.47     $    0.87      $    0.66

Diluted earnings per share......................        $    0.57      $     0.45     $    0.83      $    0.64

Weighted average shares outstanding:

    Basic.......................................           27,171          21,339        27,108         21,363

    Diluted.....................................           28,292          22,068        28,242         22,091




  See accompanying notes to condensed consolidated financial statements.

                               JARDEN CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                           THREE MONTH PERIOD ENDED         SIX MONTH PERIOD ENDED
                                          ----------------------------  -----------------------------
                                            JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                              2004           2003           2004           2003
                                          -------------   ------------  ------------   --------------

Net income...........................         $ 16,047       $ 9,951     $   23,560        $ 14,181

Foreign currency translation.........             (621)        1,950           (825)          3,328

Unrealized gain/(loss) on interest
     rate swap.......................               73          (138)            65            (138)
                                            -----------    ----------    -----------    ------------
Comprehensive income.................         $ 15,499      $ 11,763       $ 22,800        $ 17,371
                                            ===========    ==========    ===========    ============


     See accompanying notes to condensed consolidated financial statements.

                               JARDEN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     JUNE 30,     DECEMBER 31,
                                                                       2004           2003
                                                                   -----------   -------------
                                                                    (Unaudited)     (Note 1)
 Current assets:
    Cash and cash equivalents...................................      $   4,493      $  125,400
    Accounts receivable, net....................................        129,298          92,777
    Inventories, net............................................        157,825         105,573
    Other current assets........................................         24,871          23,369
                                                                     -----------     -----------
        Total current assets....................................        316,487         347,119
                                                                     -----------     -----------
Non-current assets:
    Property, plant and equipment, at cost......................        217,701         188,823
    Accumulated depreciation....................................       (117,420)       (109,704)
                                                                     -----------     -----------
                                                                        100,281          79,119
    Goodwill....................................................        434,507         236,413
    Other intangible assets, net................................        133,865          79,413
    Other assets................................................         20,774          17,610
                                                                     -----------     -----------
Total assets....................................................     $1,005,914      $  759,674
                                                                     ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term debt and current portion of long-term debt.......     $   22,446      $   17,512
    Accounts payable............................................         50,614          34,211
    Deferred consideration for acquisitions.....................         42,864               -
    Other current liabilities...................................         59,558          53,357
                                                                     -----------     -----------
        Total current liabilities...............................        175,482         105,080
                                                                     -----------     -----------

Non-current liabilities:
    Long-term debt..............................................        476,846         369,870
    Other non-current liabilities...............................         78,206          34,819
                                                                     -----------     -----------
        Total non-current liabilities...........................        555,052         404,689
                                                                     -----------     -----------
Commitments and contingencies...................................              -               -
Stockholders' equity:
Common stock ($.01 par value, 28,720 and 28,720 shares issued and 27,220 and 27,007 shares outstanding at June 30,
        2004 and December 31, 2003, respectively)...............            287             287
    Additional paid-in capital..................................        166,880         165,056
    Retained earnings...........................................        124,370         100,811
    Other stockholders' equity..................................        (16,157)        (16,249)
                                                                     -----------     -----------
    Total stockholders' equity..................................        275,380         249,905
                                                                     -----------     -----------
Total liabilities and stockholders' equity......................     $1,005,914      $  759,674
                                                                     ===========     ===========


     See accompanying notes to condensed consolidated financial statements.

                               JARDEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                           SIX MONTH PERIOD ENDED
                                                                         --------------------------
                                                                           JUNE 30,      JUNE 30,
                                                                             2004          2003
                                                                         ------------  ------------
Net cash provided by operations...................................        $      93      $ 15,193

Financing activities:
    Proceeds from revolving credit borrowings.....................            8,900        78,000
    Payments on revolving credit borrowings.......................           (2,000)      (71,700)
    Proceeds from issuance of long-term debt......................          116,000        10,000
    Payments on long-term debt....................................           (5,289)       (3,027)
    Proceeds from bond issuance...................................                -        31,950
    Payments on seller notes......................................           (5,400)      (10,000)
    Debt issue and amendment costs................................           (2,010)       (1,423)
    Other.........................................................            1,715         3,520
                                                                          ----------    ----------
        Net cash provided by financing activities.................          111,916        37,320
                                                                          ----------    ----------
 Investing activities:
    Additions to property, plant and equipment....................           (3,517)       (4,569)
    Acquisition of businesses, net of cash acquired...............         (228,876)     (100,019)
    Other.........................................................             (523)            -
                                                                          ----------    ----------
        Net cash used in investing activities.....................         (232,916)     (104,588)
                                                                          ----------    ----------
Decrease in cash and cash equivalents.............................         (120,907)      (52,075)
Cash and cash equivalents at beginning of period..................          125,400        56,779
                                                                          ----------    ----------
Cash and cash equivalents at end of period........................        $   4,493      $  4,704
                                                                          ==========    ==========

     See accompanying notes to condensed consolidated financial statements.

                               JARDEN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Jarden Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the varying seasonality of certain of our product line sales and the acquisitions the Company has completed during 2004 (see Note 4).

     The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

     Certain reclassifications have been made in the Company's financial statements of prior years to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

2.   STOCK OPTIONS

     As allowed for by Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the Company accounts for the issuance of stock options using the intrinsic value method in accordance with Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Generally for the Company's stock option plans, no compensation cost is recognized in the Consolidated Statements of Income because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant.

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated (in thousands of dollars, except per share data):


                                                              THREE MONTH PERIOD ENDED          SIX MONTH PERIOD ENDED
                                                          ----------------- ---------------  ------------------------------
                                                           JUNE 30, 2004    JUNE 30, 2003    JUNE 30, 2004  JUNE 30, 2003
                                                          ----------------- ---------------  ------------------------------
Net income, as reported............................           $  16,047        $  9,951       $  23,560       $  14,181
  Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects.......                (620)           (470)         (1,263)           (894)
                                                              ----------       ---------      ----------      ----------
 Pro forma net income..............................           $  15,427        $  9,481       $  22,297       $  13,287
                                                              ==========       =========      ==========      ==========
Basic earnings per share:
  As reported......................................           $    0.59        $   0.47       $    0.87       $    0.66
  Pro forma........................................           $    0.57        $   0.44       $    0.82       $    0.62

Diluted earnings per share:
  As reported......................................           $    0.57        $   0.45       $    0.83       $    0.64
  Pro forma .......................................           $    0.55        $   0.43       $    0.79       $    0.60

     The Company granted 111,500 stock options, including a grant of 25,000 stock options to an executive officer of the Company, in the six month period ended June 30, 2004. The stock options that were granted have a four year vesting period with the exception of 37,500 stock options granted to directors of the Company in the first six months of 2004, which have a one year vesting period. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004: no dividend yield, expected volatility of 32 percent, risk-free interest rate of 3.1 percent and expected life of 7.0 years.

3.   INVENTORIES

     Inventories at June 30, 2004 and December 31, 2003 were comprised of the following (in thousands):

                                                                    JUNE 30,      DECEMBER 31,
                                                                     2004             2003
                                                                --------------  --------------
    Raw materials and supplies..............................      $   18,050      $   15,254
    Work in process.........................................          13,520           6,653
    Finished goods..........................................         126,255          83,666
                                                                  ----------      ----------
        Total inventories...................................      $  157,825      $  105,573
                                                                  ==========      ==========


4.   ACQUISITIONS

     On June 28, 2004, the Company acquired approximately 75.4% of the issued and outstanding stock of United States Playing Card Company and its subsidiaries ("USPC" and "USPC Acquisition"), with the remaining 24.6% subject to a put/call agreement starting in the fourth quarter of 2004. USPC is the world's largest manufacturer and distributor of playing cards and a leader in marketing children's card games, collectible tins, puzzles and card accessories for the North American retail market and is also the largest supplier of premium playing cards to casinos worldwide. USPC's portfolio of owned brands includes Aviator(R), Bee(R), Bicycle(R) and Hoyle(R). In addition, USPC has an extensive list of licensed brands, including Disney(R), Harley-Davidson(R), NASCAR(R) and World Poker Tour(TM). USPC's international holdings include Naipes Heraclio
     Fournier, S.A., a leading playing card manufacturer in Europe. The purchase price (including an estimate of the call price expected to be paid for the remaining 24.6% of the shares) was approximately $237.8 million, including transaction expenses and an estimate of the deferred consideration to be paid when the put/call agreement is exercised of approximately $34.1 million. Such consideration and the current portion of a $15.1 million holdback of consideration deferred for purposes of guaranteeing potential indemnification liabilities of the sellers is accrued as of June 30, 2004 and included in "Deferred Consideration for Acquisitions" on the Condensed Consolidated Balance Sheet included herein. The holdback amount is secured by a stand-by letter of credit under our senior credit facility. The cash portion of the purchase price funded on June 28, 2004 was financed using a combination of cash on hand, new debt financing (see Note 6) and borrowings under the Company's existing revolving credit facility. The goodwill and other intangibles amounts recorded in connection with the USPC Acquisition are discussed in detail in Note 5. Based on management's intention to exercise the put/call agreement resulting in 100% ownership of USPC within the current year, the Company has not accounted for the 24.6% minority interest in USPC. Therefore, the Company's Condensed Consolidated Financial Statements reflect 100% of the assets and liabilities of USPC as of June 30, 2004 and 100% of the results of USPC for the period from June 28, 2004 through June 30, 2004. In connection with the USPC Acquisition, the Company has preliminarily allocated approximately $159.1 million to goodwill and approximately $51.1 million to other intangibles. In addition, the USPC Acquisition includes an earn-out provision with a potential payment in cash or Company common stock, at the Company's sole discretion, up to $10 million payable in 2007, provided that certain earnings performance targets are met. If paid, the Company expects to capitalize the cost of the earn-out. The USPC business is included in the branded consumables segment (see Note 10).

     On September 2, 2003, the Company acquired all of the issued and outstanding stock of Lehigh Consumer Products Corporation and its subsidiary ("Lehigh" and the "Lehigh Acquisition"). Lehigh is the largest supplier of rope, cord and twine for the U.S. consumer marketplace and a leader in innovative storage and organization products and workshop accessories for the home and garage as well as in the security screen door and ornamental metal fencing market. The purchase price of the transaction was approximately $157.6 million, including transaction expenses. In connection with the Lehigh Acquisition, the Company has preliminarily allocated approximately $108.5 million to goodwill and approximately $3.4 million to trademarks (see Note 5). Lehigh is included in the branded consumables segment from September 2, 2003 (see Note 10).

     On February 7, 2003, the Company completed its acquisition of the business of Diamond Brands International, Inc. and its subsidiaries ("Diamond Brands" and the "Diamond Acquisition"), a manufacturer and distributor of niche household products, including clothespins, kitchen matches, plastic cutlery and toothpicks under the Diamond(R) and Forster(R) trademarks. The purchase price of this transaction was approximately $91.5 million, including transaction expenses. The acquired plastic manufacturing operation is included in the plastic consumables segment from February 1, 2003 and the acquired wood manufacturing operation and branded product distribution business is included in the branded consumables segment from February 1, 2003 (see Note 10).

     The USPC Acquisition, the Lehigh Acquisition and the Diamond Acquisition were all entered into as part of the Company's strategy of acquiring branded consumer products businesses with leading market positions in niche markets for products used in and around the home.

     The following unaudited pro forma financial information gives pro forma effect to the USPC Acquisition, the Lehigh Acquisition and the Diamond Acquisition with the related financings as if they had been consummated as of the beginning of the period presented and as if the Company had acquired 100% of USPC. The pro forma net income for the six month period ended June 30, 2003 includes $1.5 million of reorganization expenses incurred by Diamond Brands prior to February 7, 2003 (in thousands, except per share data):


                                            THREE MONTH PERIOD ENDED                     SIX MONTH PERIOD ENDED
                                       ------------------------------------     -----------------------------------------
                                       JUNE 30, 2004        JUNE 30, 2003        JUNE 30, 2004           JUNE 30, 2003
                                         PRO FORMA            PRO FORMA            PRO FORMA               PRO FORMA
                                       ---------------      ---------------     -----------------      ------------------
Net sales.......................          $  231,251           $  201,935            $  420,538             $   364,633
Net income......................              19,340               16,803                29,941                  25,118
Diluted earnings per share......                0.68                 0.62                  1.06                    0.93


     During the first quarter of 2004, the Company also completed a tuck-in acquisition of Loew-Cornell, Inc. ("Loew-Cornell"), a leading marketer and distributor of paintbrushes and other arts and crafts products. The acquired business is included in the branded consumables segment from March 18, 2004. Additionally, the Company completed two other tuck-in acquisitions in 2003, one in the branded consumables segment and the other in the consumer solutions segment.

     The results of Loew-Cornell and the other two tuck-in acquisitions in 2003 did not have a material effect on the Company's results of operations for either the three or the six month periods ended June 30, 2004 and June 30, 2003 and are not included in the pro forma financial information presented herein.

5.   INTANGIBLES

     As of June 30, 2004 and December 31, 2003, the Company had recorded the following amounts for intangible assets (millions of dollars):



                                                               BRANDED         CONSUMER
                                                             CONSUMABLES       SOLUTIONS        TOTAL
                                                            -------------     -----------    -----------

June 30, 2004
-------------
Intangible assets not subject to amortization:
Goodwill..................................................     $ 361.7          $   72.8       $ 434.5
Trademarks................................................        72.1              56.1         128.2
                                                               -------          --------       -------
  Intangible assets not subject to amortization...........       433.8             128.9         562.7
                                                               -------          --------       -------
Intangible assets subject to amortization:
Manufacturing processes and expertise.....................           -               6.5           6.5
Non-compete agreements....................................         1.1                 -           1.1
Accumulated amortization..................................           -              (1.9)         (1.9)
                                                               -------          --------       -------
  Net amount of intangible assets subject to amortization.         1.1               4.6           5.7
                                                               -------          --------       -------
  Total goodwill and other intangible assets..............     $ 434.9          $  133.5       $ 568.4
                                                               =======          ========       =======


                                                                         BRANDED           CONSUMER
                                                                       CONSUMABLES         SOLUTIONS        TOTAL
                                                                      -------------      ------------    -----------
December 31, 2003
-----------------
Intangible assets not subject to amortization:
Goodwill......................................................         $  167.3           $  69.1         $ 236.4
Trademarks....................................................             18.9              55.9            74.8
                                                                       --------           -------         -------
   Intangible assets not subject to amortization..............            186.2             125.0           311.2
                                                                       --------           -------         -------
Intangible assets subject to amortization:
Manufacturing processes and expertise.........................                -               6.0             6.0
Accumulated amortization......................................                -              (1.4)           (1.4)
                                                                       --------           -------         -------
   Net amount of intangible assets subject to amortization....                -               4.6             4.6
                                                                       --------           -------        --------
  Total goodwill and other intangible assets..................         $  186.2          $  129.6        $  315.8
                                                                       ========          ========        ========


     Certain working capital balances recorded in connection with the USPC Acquisition and the Lehigh Acquisition are preliminary and when finalized within one year of the respective dates of acquisition may result in changes to the intangible balances shown above. The Company intends to obtain a third party valuation for the fixed assets acquired in connection with the USPC Acquisition.

     In the branded consumables segment, the only intangible assets which have a definitive life and are currently subject to amortization are two non-compete agreements in the aggregate amount of approximately $1.1 million, which were assumed by the Company in connection with the USPC Acquisition and which will be fully amortized by February 2005 and March 2006, respectively.

     In the consumer solutions segment, the only intangible assets which have a definitive life and are currently subject to amortization are the manufacturing processes and expertise, which are being amortized over a period of 7-8 years. Amortization for the manufacturing processes and expertise in the aggregate amount of $0.5 million was recorded in the first six months of 2004 and is included in Selling, General and Administrative expenses in the Condensed Consolidated Statements of Income.

     A portion of the consumer solutions segment's goodwill is recorded on a Canadian subsidiary's books. Due to the effect of foreign currency translations the amount of goodwill recorded decreased by approximately $0.6 million in the first six months of 2004.

     Approximately $216 million of the goodwill and other intangible assets recorded by the Company is not deductible for income tax purposes.

6.   DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS

     On June 28, 2004, in connection with its USPC Acquisition, the Company completed an add-on to its Term B loan facility ("Term B Add-on") under its amended and restated senior credit facility ("Amended Credit Agreement"). The gross proceeds from the Term B Add-on offering were $116 million and were used to partially fund the USPC acquisition. The spread on the Term B Add-on debt is 2.25% over London Interbank Offered Rate ("LIBOR"). Additionally, under this offering the spread on the Company's existing Term B loan facility was reduced from 2.75% over LIBOR to 2.25% over LIBOR. The Company's Amended Credit Agreement matures on April 24, 2008.

     In connection with its USPC Acquisition, the Company assumed approximately $2.3 million of debt relating to a Spanish subsidiary. This debt relates to bank notes that are payable in equal quarterly, semi-annual or annual installments through 2007 with varying rates of interest ranging from 3.25% to 4.5%.

     In April 2004, the Company repaid seller debt financing incurred in connection with a 2002 acquisition, which included both principal and accrued interest thereon, in the amount of approximately $5.4 million.

     As of June 30, 2004, the Company had $310.3 million outstanding under its term loan facilities and $6.9 million outstanding under its revolving credit facility. As of June 30, 2004, net availability under the revolving credit agreement was approximately $42.2 million, after deducting $20.9 million of issued letters of credit. As discussed in Note 4 above, the letters of credit outstanding include an amount of approximately $15.2 million securing the USPC holdback amount. The Company is required to pay commitment fees on the unused balance of the revolving credit facility.

     As of June 30, 2004, the fair market value of the Company's interest rate swaps, which are accounted for as fair value hedges, was negative in an amount of approximately $5.5 million and is included as a liability in the Condensed Consolidated Balance Sheet, with a corresponding offset to long-term debt.

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

8.   EQUITY

     During the first six months of 2004, the Company issued 24,750 restricted shares of common stock to certain employees under the Company's 2003 Stock Incentive Plan. The restrictions on these shares will lapse ratably over five years of employment with the Company.

     In August 2004, the Company's board of directors approved the granting of an aggregate of 140,000 restricted shares of the Company's common stock to three executive officers of the Company. The restrictions on these shares lapse ratably over a three year period commencing January 1, 2005 and would lapse immediately in the event of a change in control. Non-cash compensation expense will be recognized ratably over the lapsing period based upon the fair market value of the Company's common stock on the date of grant. The Company issued these shares out of its treasury account.

9.   EARNINGS PER SHARE CALCULATION

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


                                                          THREE MONTH PERIOD ENDED           SIX MONTH PERIOD ENDED
                                                      ----------------------------------  ------------------------------
                                                          JUNE 30,         JUNE 30,          JUNE 30,        JUNE 30,
                                                            2004             2003              2004            2003
                                                      ----------------- ----------------  ---------------  -------------
Net income.........................................        $ 16,047        $  9,951           $ 23,560       $ 14,181
                                                           --------        --------           --------       --------
Weighted average shares outstanding................          27,171          21,339             27,108         21,363
Additional shares assuming conversion of
    stock options and restricted stock.............           1,121             729              1,134            728
                                                           --------        --------           --------       --------
Weighted average shares outstanding
    assuming conversion............................          28,292          22,068             28,242         22,091
                                                           --------        ---------          --------       --------
Basic earnings per share...........................         $  0.59         $  0.47           $   0.87       $   0.66
Diluted earnings per share.........................         $  0.57         $  0.45           $   0.83       $   0.64

10.  SEGMENT INFORMATION

     The Company reports four business segments: branded consumables, consumer solutions, plastic consumables and other.

     In the branded consumables segment, the Company markets, distributes and in certain cases manufactures a broad line of branded products that includes arts and crafts paintbrushes, children's card games, clothespins, collectible tins, food preparation kits, home canning jars, jar closures, kitchen matches, other craft items, plastic cutlery, playing cards and card accessories, puzzles, rope, cord and twine, storage and workshop accessories, toothpicks and other accessories marketed under the Aviator(R), Ball(R), Bee(R), Bernardin(R), Bicycle(R), Crawford(R), Diamond(R), Forster(R), Hoyle(R), Kerr(R), Lehigh(R), Leslie-Locke(R) and Loew-Cornell(R) brand names. As discussed in Note 4, the Diamond Brands wood manufacturing operation and branded product distribution business, the Lehigh home improvement business, the Loew-Cornell arts and crafts business and the USPC playing cards business have been included in the branded consumables segment effective February 1, 2003, September 2, 2003, March 18, 2004 and June 28, 2004, respectively.

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

     Net sales, operating earnings, depreciation and amortization, and assets employed in operations by segment are summarized as follows (in thousands of dollars):

                                                            THREE MONTH PERIOD ENDED              SIX MONTH PERIOD ENDED
                                                      -------------------------------------  ----------------------------------
                                                           JUNE 30,           JUNE 30,          JUNE 30,           JUNE 30,
                                                            2004               2003              2004               2003
                                                      -----------------  ------------------  ---------------    ---------------
Net sales:
    Branded consumables (1)........................      $ 122,719           $  70,211        $ 197,617          $ 100,381
    Consumer solutions.............................         36,180              34,624           81,354             75,549
    Plastic consumables (2)........................         34,532              26,736           68,182             50,231
    Other..........................................         19,911               9,253           38,716             17,872
    Intercompany  (3)..............................        (14,307)            (10,055)         (28,510)           (15,818)
                                                         ---------           ---------        ---------          ---------
        Total net sales............................      $ 199,035           $ 130,769        $ 357,359          $ 228,215
                                                         =========           =========        =========          =========

Operating earnings:
    Branded consumables (1)........................      $  22,495           $  11,868        $  28,787          $  13,127
    Consumer solutions ............................          3,507               4,520            9,904             11,464
    Plastic consumables (2)........................          3,095               2,646            5,901              5,084
    Other..........................................          2,626               1,952            5,490              2,916
    Intercompany  (3)..............................            319                (352)            (265)            (1,047)
                                                         ---------           ---------        ---------          ---------
        Total operating earnings...................         32,042              20,634           49,817             31,544
    Interest expense, net..........................          6,075               4,267           11,695              8,219
                                                         ---------           ---------        ---------          ---------
    Income before taxes............................      $  25,967           $  16,367        $  38,122          $  23,325
                                                         =========           =========        =========          =========
    Depreciation and amortization:
    Branded consumables (1)........................      $   1,156           $   1,051        $   2,434          $   1,868
    Consumer solutions ............................            828                 530            1,676              1,043
    Plastic consumables (2)........................          1,837               1,700            3,702              3,196
    Other..........................................            468                 543              957              1,076
    Corporate (4)..................................             35                  20               67                 47
                                                         ---------           ---------        ---------          ---------
        Total depreciation and amortization .......      $   4,324           $   3,844        $   8,836          $   7,230
                                                         =========           =========        =========          =========

                                                                      AS OF
                                                       -------------------------------------
                                                         JUNE 30,           DECEMBER 31,
                                                           2004                 2003
                                                      -----------------    ----------------
Assets employed in operations:
     Branded consumables (1)........................      $ 680,586          $  310,451
    Consumer solutions ............................         211,589             216,289
    Plastic consumables (2)........................          59,002              62,623
    Other..........................................          14,385              13,867
                                                         ----------          ----------
        Total assets employed in operations........         965,562             603,230
    Corporate (4)..................................          40,352             156,444
                                                         ----------          ----------
        Total assets...............................      $1,005,914          $  759,674
                                                         ==========          ==========


     (1) The USPC business, Loew-Cornell business, Lehigh business and the Diamond Brands wood manufacturing operation and branded product distribution business are included in the branded consumables segment effective June 28, 2004, March 18, 2004, September 2, 2003 and February 1, 2003, respectively.

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

     Within the branded consumables segment are four product lines: kitchen products, home improvement products, playing card products and other specialty products. Kitchen products include food preparation kits, home canning and accessories, kitchen matches, plastic cutlery, straws and toothpicks. Home improvement products include rope, cord and twine, storage and organizational products for the home and garage and security door and fencing products. Playing card products include children's card games, collectible tins, playing cards and card accessories and puzzles. Other specialty products include arts and crafts paintbrushes, book and advertising matches, institutional plastic cutlery and sticks, laundry care products, lighters and fire starters, other craft items and other commercial products. Net sales of these products for the three and six month periods ended June 30, 2004 and 2003, respectively, were as follows (in millions):

                                                          THREE MONTH PERIOD ENDED         SIX MONTH PERIOD ENDED
                                                      --------------------------------- ------------------------------
                                                          JUNE 30,         JUNE 30,        JUNE 30,       JUNE 30,
                                                            2004             2003            2004           2003
                                                      ----------------- --------------- --------------- --------------
Kitchen products..................................        $   70.4        $   63.8        $  107.7        $  89.5
Home improvement products.........................            38.3               -            68.8              -
Playing cards products............................             1.6               -             1.6              -
Other specialty products..........................            12.4             6.4            19.5           10.9
                                                          --------        --------        --------        -------
Total branded consumables net sales...............        $  122.7        $   70.2        $  197.6        $ 100.4
                                                          ========        ========        ========        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Overview" section is a brief summary of the significant issues addressed in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"). Investors should read the relevant sections of this MD&A for a complete discussion of the issues summarized below.

OVERVIEW

We are a leading provider of niche consumer products used in and around the home, under well-known brand names including Aviator(R), Ball(R), Bee(R), Bernardin(R), Bicycle(R), Crawford(R), Diamond(R), FoodSaver(R), Forster(R), Hoyle(R), Kerr(R), Lehigh(R), Leslie-Locke(R), Loew-Cornell(R) and VillaWare(R). In North America, we are the market leader in several consumer categories, including home canning, home vacuum packaging, kitchen matches, plastic cutlery, playing cards, rope, cord and twine and toothpicks. We also manufacture zinc strip and a wide array of plastic products for third party consumer product and medical companies as well as our own businesses.

Results of Operations

o Our net sales for the second quarter ended June 30, 2004 increased to $199.0 million or 52.2% over the same period in 2003. Our net sales for the six months ended June 30, 2004 increased to $357.4 million or 56.6% over the same period in 2003;

o Our operating income for the second quarter ended June 30, 2004 increased to $32.0 million or 55.3% over the same period in 2003. Our operating income for the six months ended June 30, 2004 increased to $49.8 million or 57.9% over the same period in 2003;

o Our net income for the second quarter ended June 30, 2004 increased to $16.0 million or 61.3% over the same period in 2003. Our net income for the six months ended June 30, 2004 increased to $23.6 million or 66.1% over the same period in 2003; and

o The increases to our net sales, operating income and net income are principally the result of the acquisitions we completed in 2004 and 2003, which are described in detail in "Acquisition Activities" below. In addition, on an overall basis we had significant organic growth in three of our four business segments in both the second quarter and first six months of 2004 compared to the same period in 2003.

Liquidity and Capital Resources

o We ended the second quarter of 2004 with a higher net debt-to-total capitalization ratio, than as of December 31, 2003 due to the additional debt incurred to partially fund the acquisition of United States Playing Card Company and its subsidiaries ("USPC" and "USPC Acquisition"), partially offset by an increase in our market capitalization;

o Our liquidity, as measured by cash and cash equivalents on hand and availability under our debt facility, was lower at June 30, 2004 than at December 31, 2003, due to the use of cash on hand during the first half of 2004 to fund the USPC Acquisition and the acquisition of Loew-Cornell, Inc. ("Loew-Cornell" and "Loew-Cornell Acquisition"); and

o Our cash flows from operations in the first six months of 2004 was flat due to higher inventory amounts as a result of early buys of certain commodity items in order to take advantage of pricing trends in raw materials, increasing commodity costs which increases the dollar value of the same quantity of inventory, the addition of a number of new product stock keeping units for launch in the third quarter of 2004 and continuing sales growth requiring greater levels of inventory. Accounts receivable were also higher, primarily due to strong sales during the quarter.

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

On June 28, 2004, we acquired approximately 75.4% of the issued and outstanding stock of USPC, with the remaining 24.6% subject to a put/call agreement starting in the fourth quarter of 2004. USPC is the world's largest manufacturer and distributor of playing cards and a leader in marketing children's card games, collectible tins, puzzles and card accessories for the North American retail market and is also the largest supplier of premium playing cards to casinos worldwide. USPC's portfolio of owned brands includes Aviator(R), Bee(R), Bicycle(R) and Hoyle(R). In addition, USPC has an extensive list of licensed brands, including Disney(R), Harley-Davidson(R), NASCAR(R) and World Poker Tour(TM). USPC's international holdings include Naipes Heraclio Fournier, S.A., a leading playing card manufacturer in Europe. The purchase price (including an estimate of the call price expected to be paid for the remaining 24.6% of the shares) was approximately $237.8 million, including transaction expenses and an estimate of the deferred consideration to be paid when the put/call agreement is exercised of approximately $34.1 million. Such consideration and the current portion of a $15.1 million holdback of consideration deferred for purposes of guaranteeing potential indemnification liabilities of the sellers is accrued as of June 30, 2004 and included in "Deferred Consideration for Acquisitions" on the Condensed Consolidated Balance Sheet included herein. The holdback amount is secured by a stand-by letter of credit under our senior credit facility. The cash portion of the purchase price funded on June 28, 2004 was financed using a combination of cash on hand, new debt financing (see discussion in "Financial Condition, Liquidity and Capital Resources" below) and borrowings under our existing revolving credit facility. The goodwill and other intangibles amounts recorded in connection with the USPC Acquisition are discussed in detail in Note 5 of the Condensed Consolidated Financial Statements included herein. Based on our intention to exercise the put/call agreement resulting in 100% ownership of USPC within the current year, we have not accounted for the 24.6% minority interest in USPC. Therefore, our Condensed Consolidated Financial Statements reflect 100% of the assets and liabilities of USPC as of June 30, 2004 and 100% of the results of USPC for the period from June 28, 2004 through June 30, 2004. In addition, the USPC Acquisition includes an earn-out provision with a potential payment in cash or our common stock, at our sole discretion, up to $10 million payable in 2007, provided that certain earnings performance targets are met. If paid, we expect to capitalize the cost of the earn-out. The USPC business is included in our branded consumables segment.

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

The USPC Acquisition, the Lehigh Acquisition and the Diamond Acquisition were all entered into as part of our strategy of acquiring branded consumer products businesses with leading market positions in niche markets for products used in and around the home.

For the three and six month periods ended June 30, 2004 and June 30, 2003, pro forma financial information reflecting the USPC Acquisition, the Lehigh Acquisition and the Diamond Acquisition has been included in Note 4 to our Condensed Consolidated Financial Statements.

During the first quarter of 2004, we completed a tuck-in acquisition of Loew-Cornell, a leading marketer and distributor of paintbrushes and other arts and crafts products. The acquired business is included in the branded consumables segment from March 18, 2004. Additionally, we completed two other tuck-in acquisitions in 2003, one in the branded consumables segment and the other in the consumer solutions segment.

The results of Loew-Cornell and the other two tuck-in acquisitions in 2003 did not have a material effect on our results of operations for either the three or the six month periods ended June 30, 2004 and June 30, 2003 and are not included in the pro forma financial information presented in Note 4 to our Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS - COMPARISON OF SECOND QUARTER 2004 TO SECOND QUARTER 2003

We reported net sales of $199.0 million for the second quarter of 2004, a 52.2% increase from net sales of $130.8 million in the second quarter of 2003.

In the second quarter of 2004, our branded consumables segment reported net sales of $122.7 million compared to $70.2 million in the second quarter of 2003. This increase of 74.8% was principally a result of acquisitions. Excluding the effect of acquisitions, net sales of our branded consumables segment were approximately 9% higher in the second quarter of 2004 compared to the same period in 2003, partly due to the 2003 period being negatively affected by a weaker retail environment. In the second quarter of 2004, our consumer solutions segment recorded net sales of $36.2 million compared to $34.6 million in the second quarter of 2003. This increase of 4.5% was principally the result of the tuck-in acquisition of VillaWare Manufacturing Company ("VillaWare") in the fourth quarter of 2003, partially offset by lower revenues from FoodSaver(R) products primarily due to lower average sales prices on FoodSaver(R) machines.

In the second quarter of 2004, our plastic consumables segment reported net sales of $34.5 million compared to $26.7 million in the second quarter of 2002. The principal reason for this increase of 29.2% was an increase in intercompany sales. Excluding the effect of intercompany sales, net sales of our plastics consumables segment were approximately 20% higher in the second quarter of 2004 compared to the same period in 2003 principally due to increased sales to certain existing OEM customers and new international sales. In the second quarter of 2004, our other segment reported net sales of $19.9 million compared to $9.3 million in the second quarter of 2003. The principal reasons for this increase of 115.2% were due to the increase in net sales resulting from contractual changes with two major customers whereby this segment took on the responsibility of purchasing the raw material inventory for the customers, increased volume sales of low denomination coinage and industrial zinc, and the effect of increases in the price of zinc which were passed through to customers.

We reported operating earnings of $32.0 million in the second quarter of 2004 compared to operating earnings of $20.6 million in the second quarter of 2003. The principal reason for this increase of $11.4 million, or 55.3%, was an increase in the operating earnings of the branded consumables segment of $10.6 million, primarily due to the effect of 2003 and 2004 acquisitions now included in this segment. Exclusive of the effect of acquisitions, operating earnings of the branded consumables segment were $0.5 million higher than the comparative period in the prior year primarily due to higher sales volumes and favorable home canning sales mix being partially offset by unfavorable flatware sales mix and higher overall freight costs. The operating earnings of the consumer solutions segment decreased by $1.0 million principally due to higher legal costs and the sales effects discussed above. The operating earnings of the plastic consumables segment increased by $0.4 million due to the sales effects discussed above, partially offset by higher plastic resin prices which could not be passed through with respect to plastic cutlery sales and higher validation costs incurred for new business development projects. The operating earnings of the other segment increased by $0.7 million due to the sales effects discussed above and positive manufacturing variances resulting from the increased sales volume.

Gross margin percentages on a consolidated basis decreased to 34.1% in the second quarter of 2004 from 37.9% in the second quarter of 2003. The principal reasons for this decrease are the inclusion in the branded consumables segment of the relatively lower gross margin Lehigh business, higher freight costs in our branded consumables segment, lower average selling prices in our consumer solutions segment and the effect of the contractual changes for two major customers in our other segment as discussed above.

Selling, general and administrative expenses increased to $35.8 million in the second quarter of 2004 from $28.9 million in the second quarter of 2003, or, as a percentage of net sales, decreased to 18.0% in the second quarter of 2004 from 22.1% in the second quarter of 2003. The increase in dollar terms was principally the result of the acquisitions completed during 2003 and 2004, higher legal costs in our consumer solutions segment, and higher validation costs incurred for new business development projects in our plastic consumables segment, partially offset by lower media spending in the consumer solutions segment. The decrease in percentage terms was principally due to the inclusion of the Lehigh business which has relatively lower selling, general and administrative expenses as a percentage of net sales. In addition, we had significant growth in our branded consumables, plastic consumables and other segment's net sales and all of these segments have lower selling, general and administrative expenses as a percentage of net sales than our consumer solutions segment.

Net interest expense increased to $6.1 million for the second quarter of 2004 compared to $4.3 million in the same period last year. This increase resulted from higher levels of outstanding debt in the second quarter of 2004 compared to the same period in 2003.

Our effective tax rate for the second quarter of 2004 was 38.2% compared to an effective tax rate of 39.2% in 2003.

RESULTS OF OPERATIONS - COMPARISON OF YEAR TO DATE 2004 TO YEAR TO DATE 2003

We reported net sales of $357.4 million in the first six months of 2004, a 56.6% increase from net sales of $228.2 million in the first six months of 2003.

In the first six months of 2004, our branded consumables segment reported net sales of $197.6 million compared to $100.4 million in the first six months of 2003. This increase of 96.7% was principally a result of acquisitions. Excluding the effect of acquisitions, net sales of our branded consumables segment were approximately 8% higher in the first six months of 2004 compared to the same period in 2003. In the first six months of 2004, our consumer solutions segment reported net sales of $81.4 million compared to $75.5 million in net sales for the first six months of 2003. This increase of 7.7% was principally the result of the acquisition of VillaWare in the fourth quarter of 2003. Excluding the effect of this acquisition, net sales of our consumer solutions segment were lower in the first six months of 2004 compared to the same period in 2003 due to lower average sales prices on FoodSaver(R) machines, partially offset by sales volume increases for FoodSaver(R) machines and increased bag unit sales.

In the first six months of 2004, our plastic consumables segment reported net sales of $68.2 million compared to $50.2 million in the first six months of 2003. The principal reason for this increase of 35.7% was both an increase in intercompany sales as well as a full six month period effect of the intercompany sales generated by the addition of the plastic manufacturing business acquired in the Diamond Acquisition in February 2003. Excluding the effect of intercompany sales, net sales of our plastics consumables segment were approximately 15% higher in the first six months of 2004 compared to the same period in 2003 principally due to increased sales to certain existing OEM customers and new international sales. In the first six months of 2004, our other segment reported net sales of $38.7 million compared to $17.9 million in the first six months of 2003. The principal reason for this increase of 116.6% was due to the effect on net sales resulting from contractual changes with two major customers whereby this segment took on the responsibility of purchasing the raw material inventory for the customers, increased volume sales of low denomination coinage and industrial zinc, and the effect of increases in the price of zinc which were passed through to customers.

We reported operating earnings of $49.8 million in the first six months of 2004 compared to operating earnings of $31.5 million in the first six months of 2003. The principal reason for this increase of $18.3 million, or 57.9%, was an increase in the operating earnings of the branded consumables segment of $15.7 million, primarily due to the effect of 2003 and 2004 acquisitions now included in this segment. Due to the integration of certain of the Company's acquisitions it is no longer possible to compare the operating earnings in this segment exclusive of acquisitions for the first six months of the year. The operating earnings of the consumer solutions segment decreased by $1.6 million principally due to higher legal costs as well as the sales effects discussed above. The operating earnings of the plastic consumables segment increased by $0.8 million due to the sales effects discussed above, partially offset by higher plastic resin prices which could not be passed through with respect to plastic cutlery sales and higher validation costs incurred for new business development projects. The operating earnings of the other segment increased by $2.6 million due to the sales effects discussed above and positive manufacturing variances resulting from the increased sales volume.

Gross margin percentages on a consolidated basis decreased to 33.3% in the first six months of 2004 from 38.5% in the first six months of 2003. The principal reasons for this decrease are the inclusion in the branded consumables segment of the relatively lower gross margin Diamond Brands and Lehigh businesses, higher freight costs in our branded consumables segment, lower average selling prices in our consumer solutions segment, and the effect of the contractual changes for two major customers in our other segment as discussed above.

Selling, general and administrative expenses increased to $69.3 million in the first six months of 2004 from $56.4 million in the first six months of 2003, or, as a percentage of net sales, increased to 19.4% in the first six months of 2004 from 24.7% in the first six months of 2003. The increase in dollar terms was principally the result of the acquisitions completed during 2003 and 2004, higher legal costs in our consumer solutions segment, and higher validation costs incurred for new business development projects in our plastic consumables segment partially offset by lower media spending in the consumer solutions segment. The decrease in percentage terms was principally due to the inclusion of the Lehigh business which has relatively lower selling, general and administrative expenses as a percentage of net sales. In addition, we had significant growth in our branded consumables, plastic consumables and other segment's net sales and all of these segments have lower selling, general and administrative expenses as a percentage of net sales than our consumer solutions segment.

Net interest expense increased to $11.7 million for the first six months of 2004 compared to $8.2 million in the same period last year. This increase primarily resulted from higher levels of outstanding debt in the first six months of 2004 compared to the same period in 2003.

Our effective tax rate for the first six months of 2004 was 38.2% compared to an effective tax rate of 39.2% in the first six months of 2003.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

On June 28, 2004, in connection with our USPC Acquisition, we completed an add-on to our Term B loan facility ("Term B Add-on") under our amended and restated senior credit facility ("Amended Credit Agreement"). The gross proceeds from the Term B Add-on offering were $116 million and were used to partially fund the USPC acquisition. The spread on the Term B Add-on debt is 2.25% over London Interbank Offered Rate ("LIBOR"). Additionally, under this offering the spread on our existing Term B loan facility was reduced from 2.75% over LIBOR to 2.25% over LIBOR. Our Amended Credit Agreement matures on April 24, 2008.

In connection with our USPC Acquisition, we assumed approximately $2.3 million of debt relating to a Spanish subsidiary. This debt relates to bank notes that are payable in equal quarterly, semi-annual or annual installments through 2007 with varying rates of interest ranging from 3.25% to 4.5%.

In April 2004, we repaid seller debt financing incurred in connection with a 2002 acquisition, which included both principal and accrued interest thereon, in the amount of approximately $5.4 million.

During the first six months of 2004, we issued 24,750 restricted shares of common stock to certain employees under our 2003 Stock Incentive Plan. The restrictions on these shares will lapse ratably over five years of employment with us.

In August 2004, our board of directors approved the granting of an aggregate of 140,000 restricted shares of common stock to three executive officers of our Company. The restrictions on these shares lapse ratably over a three year period commencing January 1, 2005 and would lapse immediately in the event of a change in control. Non-cash compensation expense will be recognized ratably over the lapsing period based upon the fair market value of our common stock on the date of grant. We issued these shares out of its treasury account.

As of June 30, 2004, we had $310.3 million outstanding under our term loan facilities and $6.9 million outstanding under our revolving credit facility. As of June 30, 2004, net availability under our revolving credit agreement was approximately $42.2 million, after deducting $20.9 million of issued letters of credit. The letters of credit outstanding include an amount of approximately $15.2 million securing the USPC holdback amount (see "Acquisition Activities"). We are required to pay commitment fees on the unused balance of the revolving credit facility.

As of June 30, 2004, the fair market value of our interest rate swaps, which are accounted for as fair value hedges, was negative in an amount of approximately $5.5 million and is included as a liability in the Condensed Consolidated Balance Sheet, with a corresponding offset to long-term debt.

Net current assets decreased to approximately $141 million at June 30, 2004 from approximately $242 million at December 31, 2003, due primarily to the use of cash on hand to finance the USPC Acquisition and the Loew-Cornell Acquisition and the establishment of the Deferred Consideration for Acquisitions balance (see "Acquisition Activities" above), partially offset by the working capital balances of USPC and Loew-Cornell.

Our cash flow from operations was flat in the first six months of 2004, compared to a cash flow from operations of $15.2 million in the first six months of 2003. This decrease in cash flow from operations is primarily due to higher inventory amounts as a result of early buys of certain commodity items in order to take advantage of pricing trends in raw materials, increasing commodity costs which increases the dollar value of the same quantity of inventory, the addition of a number of new product stock keeping units for launch in the third quarter of 2004 and continuing sales growth requiring greater levels of inventory. Accounts receivable amounts were also higher due to strong sales during the quarter.

Capital expenditures were $3.5 million in the first six months of 2004 compared to $4.6 million for the first six months of 2003 and are largely related to maintaining facilities, tooling projects and improving manufacturing efficiencies. As of June 30, 2004, we had capital expenditure commitments in the aggregate for all our segments of approximately $2.7 million. As of June 30, 2004, our other segment had forward buy contracts through September 2004 to purchase zinc ingots in the aggregate amount of approximately $3.3 million, which are expected to be used in operations in 2004.

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

RELATED PARTY TRANSACTIONS

On July 27, 2004, the agreement between one of our Company's wholly owned subsidiaries and NewRoads, Inc. ("NewRoads"), a third party provider of pick, pack and ship services, order fulfillment, warehousing and other services to the retail industry was terminated. Pursuant to this agreement, NewRoads had agreed to provide such services to our Company's consumer solutions segment. Mr. Martin Franklin's, our Chairman and Chief Executive Officer, brother-in-law was the executive chairman of the board of NewRoads at the time of the agreement being consummated. Mr. Franklin has an indirect ownership interest of less than 1/2% in NewRoads. Our consumer solutions segment now uses a different third party provider for these services.

In July 2004, our Company's board of directors approved the granting of 10,000 restricted shares of common stock to Mr. Jonathan Franklin, a consultant to our Company, who is the brother of Mr. Franklin. The restrictions on 5,000 of these shares lapsed immediately and we recorded a non-cash compensation charge in the second quarter of 2004 based on the fair market value of our Company's common stock on the date of grant. The restrictions on the remaining 5,000 of these shares lapse ratably over a four year period. Non-cash compensation expense will be recognized based on the market value of our Company's common stock at the time of the lapsing. All of the shares which still have a restriction remaining will have the restrictions lapse immediately upon the event of a change in control. We issued these shares out of our treasury account.

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

FORWARD-LOOKING INFORMATION

Our disclosure and analysis in this report contains forward looking information about our Company's financial results and estimates and business prospects. From time to time, we may make or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. Such statements are necessarily estimates reflecting management's best judgment based on current information. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Such statements are usually identified by the use of words or phrases such as "believes", "anticipates", "expects", "estimates", "planned", "outlook", and "goal". Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Please see our Company's Annual Report on Form 10-K for 2003 for a list of factors which could cause our Company's actual results to differ materially from those projected in our Company's forward-looking statements and certain risks and uncertainties that may affect the operations, performance and results of our business. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

Changes in Eurodollar or LIBOR interest rates would affect the earnings of the Company either positively or negatively depending on the direction of the change. Assuming that Eurodollar and LIBOR rates each increased 100 basis points over period end rates on the outstanding term debt and interest rate swaps, the Company's interest expense would have increased by approximately $1.4 million for the six month period ended June 30, 2004 and $0.7 million for the six month period ended June 30, 2003. The amount was determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost, short-term investment rates, interest rate swaps and estimated cash flow. Actual changes in rates may differ from the assumptions used in computing this exposure.

Other than the short-term forward buys of zinc discussed above in "Financial Condition, Liquidity and Capital Resources", the Company does not invest or trade in any derivative financial or commodity instruments, nor does it invest in any foreign financial instruments.

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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on May 11, 2004. Of the 27,189,783 shares of common stock entitled to vote at the meeting, 25,310,651 shares of common stock were present in person or by proxy and entitled to vote. Such number of shares represented approximately 93.1% of our outstanding shares of common stock. Listed below are the matters voted upon at our annual meeting of stockholders and the respective voting results:

                                                                            Voted         Voted
                                                                             FOR         AGAINST
                                                                        ------------- -------------
Election of Class II Directors for three-year terms expiring in 2007:
      Ian G.H. Ashken.................................................    23,764,146           -
      Richard L. Molen................................................    23,920,747           -


                                                                            Voted         Voted
                                                                             FOR         AGAINST      Abstained
                                                                        ------------- ------------- ------------
Ratification of the appointment of Ernst & Young LLP as our
independent auditors for the year ending December 31, 2004............    24,930,162     372,165        8,324


Our board of directors is currently comprised of each of the Class II Directors listed in the table above, including Ian G.H. Ashken and Richard L. Molen, the Class I Directors, including Martin E. Franklin and Rene-Pierre Azria, and the Class III Directors, including Douglas W. Huemme, Robert L. Wood, and Irwin D. Simon.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.   EXHIBITS


        Exhibit      Description
        -------      -----------
     *  4.1          Fourth Supplemental Indenture to the April 2002 Indenture, dated as of April 16, 2004, among the Company, the guarantors named therein and The Bank of New York, as trustee.

     *  4.2          Fifth Supplemental Indenture to the April 2002 Indenture, dated as of July 23, 2004, among the
                     Company, the guarantors named therein and The Bank of New York, as trustee.

        10.1         Second Amended and Restated Credit Agreement, dated as of June 11, 2004, among the Company, the lenders party thereto, Canadian Imperial Bank of Commerce., as Administrative Agent, Citigroup
                     North America, Inc., as Syndication Agent, and National City Bank of Indiana and Bank of
                     America, N.A., as Co-Documentation Agents (filed as Exhibit 10.1 to the Company's Current
                     Report on Form 8-K, filed with the Commission on July 13, 2004, and incorporated herein by reference).

        10.2         Securities Purchase Agreement, dated as of February 24, 2004, as amended and restated as of
                     April 19, 2004, by and among Bicycle Holding, Inc. the sellers identified therein, the seller representative identified therein and Jarden Corporation (filed as Exhibit 10.1 to the Company's
                     Quarterly Report on form 10-Q filed with the Commission on May 7, 2004, and incorporated herein by reference).

        10.3         Put and Call Agreement, dated as of February 24, 2004, as amended and restated as of April 19, 2004, by and among the shareholders of Bicycle Holding, Inc. set forth on the signature pages thereto and Jarden Corporation (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q,
                     filed with the Commission on May 7, 2004, and incorporated herein by reference).

   *    31.1         Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.


       Exhibit       Description
       -------       -----------

  *     31.2         Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302
                     of the Sarbanes-Oxley Act of 2002.

  *     32.1         Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002.


* Filed herewith.


b.   Reports on Form 8-K

We filed a Form 8-K on April 29, 2004, with respect to Items 7 and 12, relating to a press release, dated April 29, 2004, announcing our earnings for the three month period ended March 31, 2004.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  JARDEN CORPORATION



Date: August 9, 2004              By:   /s/ Ian G.H. Ashken
                                        --------------------------------------
                                        Ian G.H. Ashken
                                        Vice Chairman,
                                        Chief Financial Officer and Secretary