Form 10-Q
period 2004-09-30
JARDEN CORP
filed 2004-11-08
CIK 895655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended SEPTEMBER 30, 2004

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
      --------------------------------------------------------------------

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
Yes  X   No
   ------   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding at October 29, 2004
             -----                           -------------------------------
         Common Stock,                              28,182,534 shares
   par value $.01 per share

                               JARDEN CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
          FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004

                                      INDEX

                                                                          Page
                                                                         Number
                                                                        --------
PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements (Unaudited):

         Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2004 and
         2003.........................................................      3

         Condensed Consolidated Statements of Comprehensive Income for
         the three and nine month periods ended September 30, 2004 and
         2003.........................................................      4

         Condensed Consolidated Balance Sheets at September 30, 2004
         and December 31, 2003........................................      5

         Condensed Consolidated Statements of Cash Flows for the nine
         month periods ended September 30, 2004 and 2003..............      6

         Notes to Condensed Consolidated Financial Statements.........      7

Item 2.  Management's Discussion and Analysis of Financial Condition

PART II. OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K.............................     25

         Signature
         Certifications

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                JARDEN CORPORATION
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                    (UNAUDITED)
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTH PERIOD ENDED         NINE MONTH PERIOD ENDED
                                                    -------------------------------  -------------------------------
                                                    SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                                         2004            2003             2004            2003
                                                    --------------- ---------------  --------------- ---------------

Net sales.......................................       $  244,580      $  167,962      $   601,939       $ 396,177

Costs and expenses:
    Cost of sales...............................          159,507         104,799          404,326         251,151
    Selling, general and administrative expenses...        41,669          33,087          104,391          83,405
                                                    --------------- ---------------  --------------- ---------------
Operating earnings..............................           43,404          30,076           93,222          61,621
Interest expense, net...........................            7,560           5,083           19,255          13,302
                                                    --------------- ---------------  --------------- ---------------
Income before taxes.............................           35,844          24,993           73,967          48,319
Provision for income taxes......................           13,565           9,747           28,128          18,891
                                                    --------------- ---------------  --------------- ---------------
Net income......................................        $  22,279       $  15,246       $   45,839       $  29,428
                                                    =============== ===============  =============== ===============
Basic earnings per share........................        $    0.82       $    0.71       $     1.69       $    1.38

Diluted earnings per share......................        $    0.79       $    0.69       $     1.62       $    1.33

Weighted average shares outstanding:
    Basic.......................................           27,227          21,379           27,148          21,369
    Diluted.....................................           28,269          22,107           28,251          22,119

                See accompanying notes to condensed consolidated
                             financial statements.

                               JARDEN CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                             THREE MONTH PERIOD ENDED           NINE MONTH PERIOD ENDED
                                          -------------------------------- -------------------------------
                                           SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                               2004             2003            2004            2003
                                          ---------------- --------------- --------------- ---------------

Net income...........................           $ 22,279        $ 15,246        $ 45,839        $ 29,428

Foreign currency translation.........              1,817             159             992           3,487
Minimum pension liability............              1,106               -           1,106               -
Unrealized (loss)/gain on interest rate
     swap............................                 (8)             28              57            (110)
                                          ---------------- --------------- --------------- ---------------
Comprehensive income.................           $ 25,194        $ 15,433        $ 47,994        $ 32,805
                                          ================ =============== =============== ===============

                See accompanying notes to condensed consolidated
                             financial statements.

                               JARDEN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                         2004             2003
                                                                   ---------------- -----------------
                                                                     (Unaudited)        (Note 1)

ASSETS
 Current assets:
    Cash and cash equivalents...................................       $    18,506       $  125,400
    Accounts receivable, net....................................           134,665           92,777
    Inventories, net............................................           156,242          105,573
    Other current assets........................................            28,664           23,369
                                                                   ---------------- -----------------
        Total current assets....................................           338,077          347,119
                                                                   ---------------- -----------------
Non-current assets:
    Property, plant and equipment, at cost......................           219,667          188,823
    Accumulated depreciation....................................          (121,049)        (109,704)
                                                                   ---------------- -----------------
                                                                            98,618           79,119
    Goodwill....................................................           441,482          236,413
    Other intangible assets, net................................           133,422           79,413
    Other assets................................................            20,242           17,610
                                                                   ---------------- -----------------
Total assets....................................................       $ 1,031,841       $  759,674
                                                                   ================ =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term debt and current portion of long-term debt.......       $    16,321       $   17,512
    Accounts payable............................................            39,795           34,211
    Deferred consideration for acquisitions.....................            43,049                -
    Other current liabilities...................................            75,106           53,357
                                                                   ---------------- ----------------
        Total current liabilities...............................           174,271          105,080
                                                                   ---------------- ----------------

Non-current liabilities:
    Long-term debt..............................................           476,552          369,870
    Other non-current liabilities...............................            78,750           34,819
                                                                   ---------------- ----------------
        Total non-current liabilities...........................           555,302          404,689
                                                                   ---------------- ----------------
Commitments and contingencies...................................                 -                -
Stockholders' equity:
Common stock ($.01 par value, 28,720 and 28,720 shares issued and 27,448 and 27,007 shares outstanding at September
        30, 2004 and December 31, 2003, respectively)...........               287              287
    Additional paid-in capital..................................           166,125          165,056
    Retained earnings...........................................           146,650          100,811
    Other stockholders' equity..................................           (10,794)         (16,249)
                                                                   ---------------- ----------------
    Total stockholders' equity..................................           302,268          249,905
                                                                   ---------------- ----------------
Total liabilities and stockholders' equity......................       $ 1,031,841       $  759,674
                                                                   ================ =================

                See accompanying notes to condensed consolidated
                             financial statements.

                               JARDEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              NINE MONTH PERIOD ENDED
                                                                         -------------------------------
                                                                         SEPTEMBER 30,    SEPTEMBER 30,
                                                                             2004             2003
                                                                         --------------  ---------------

Net cash provided by operations...................................          $  28,037        $  47,528

Financing activities:
    Proceeds from revolving credit borrowings.....................             18,200           78,000
    Payments on revolving credit borrowings.......................            (18,200)         (78,000)
    Proceeds from issuance of long-term debt......................            116,000          160,000
    Payments on long-term debt....................................             (9,177)          (5,296)
    Proceeds from bond issuance...................................                  -           31,950
    Payments on seller notes......................................             (5,400)         (10,000)
    Proceeds from issuance of common stock, net of underwriting fees
       and related expenses.......................................              2,487          113,933
    Debt issue and amendment costs................................             (2,213)          (5,772)
    Other.........................................................                  -            2,231
                                                                         --------------  ---------------
        Net cash provided by financing activities.................            101,697          287,046
                                                                         --------------  ---------------

Investing activities:
    Additions to property, plant and equipment....................             (7,265)          (9,460)
    Acquisition of businesses, net of cash acquired...............           (228,876)        (253,278)
    Other.........................................................               (487)               -
                                                                         --------------  ---------------
        Net cash (used in) investing activities...................           (236,628)        (262,738)
                                                                         --------------  ---------------
Net (decrease) increase in cash and cash equivalents..............           (106,894)          71,836
Cash and cash equivalents at beginning of period..................            125,400           56,779
                                                                         --------------  ---------------
Cash and cash equivalents at end of period........................          $  18,506        $ 128,615
                                                                         ==============  ===============

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

2.       STOCK OPTIONS

         As allowed for by Statement of Financial Accounting Standard No. 148,
         Accounting for Stock-Based Compensation - Transition and Disclosure,
         the Company accounts for the issuance of stock options using the intrinsic value method in accordance with Accounting Principles Board
         ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Generally for the Company's stock option plans, no compensation cost is recognized in the Condensed Consolidated
         Statements of Income because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant.

         Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated (in thousands of dollars, except per share data):

                                                              THREE MONTH PERIOD ENDED          NINE MONTH PERIOD ENDED
                                                          ---------------------------------  ------------------------------
                                                           SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,  SEPTEMBER 30,
                                                                2004             2003             2004           2003
                                                          ----------------- ---------------  -------------- ---------------

Net income, as reported............................           $   22,279        $  15,246       $  45,839      $  29,428
  Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects.......                 (688)            (546)         (1,950)        (1,440)
                                                          ----------------- ---------------  -------------- ---------------
Pro forma net income...............................            $  21,591        $  14,700       $  43,889      $  27,988
                                                          ================= ===============  ============== ===============

Basic earnings per share:
  As reported......................................            $    0.82        $    0.71       $    1.69      $    1.38
  Pro forma........................................            $    0.79        $    0.69       $    1.62      $    1.31

Diluted earnings per share:
  As reported......................................            $    0.79        $    0.69       $    1.62      $    1.33
  Pro forma........................................            $    0.76        $    0.66       $    1.55      $    1.27

         The Company granted approximately 329,000 stock options, including grants in the aggregate of approximately 119,500 stock options to certain executive officers and directors of the Company, in the nine month period ended September 30, 2004. The stock options that were granted have a four year vesting period with the exception of 37,500 stock options granted to directors of the Company, which have a one year vesting period. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004: no dividend yield, expected volatility of approximately 32 percent, risk-free interest rate of 2.8 percent and expected life of 7.3 years.

3.       INVENTORIES

         Inventories at September 30, 2004 and December 31, 2003 were comprised of the following (in thousands):

                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                   2004              2003
                                                               -------------     ------------

    Raw materials and supplies..............................    $   20,680        $  15,254
    Work in process.........................................        10,925            6,653
    Finished goods..........................................       124,637           83,666
                                                                 ---------        ---------
        Total inventories...................................     $ 156,242        $ 105,573
                                                                 =========        =========

4.       ACQUISITIONS

         On September 19, 2004, the Company signed a definitive agreement to acquire all of the common stock of American Household, Inc. ("AHI") a privately held company, for approximately $745.6 million in cash for the equity and the assumption or repayment of indebtedness ("AHI
         Acquisition"). AHI is the parent of The Coleman Company, Inc. and
         Sunbeam Products, Inc., leading producers of global consumer products through the BRK(R), Campingaz(R), Coleman(R), First Alert(R), Health o
         meter(R), Mr. Coffee(R), Oster(R) and Sunbeam(R) brands.

         The AHI Acquisition is expected to close during the first quarter of
         2005, subject to Hart-Scott-Rodino approval and other customary closing conditions (see Notes 6 and 8 for details on the proposed funding of the AHI Acquisition). No assurances can be given that the AHI
         Acquisition will be consummated or, if such acquisition is consummated, as to the final terms of such acquisition under its amended and restated senior credit facility ("Amended Credit Agreement").

         On June 28, 2004, the Company acquired approximately 75.4% of the issued and outstanding stock of Bicycle Holding, Inc., including its wholly owned subsidiary United States Playing Card Company ("USPC" and
         "USPC Acquisition"), and acquired the remaining 24.6% pursuant to a put/call agreement ("Put/Call Agreement") on October 4, 2004 (see discussion below). USPC is the world's largest manufacturer and distributor of playing cards and a leader in marketing children's card games, collectible tins, puzzles and card accessories for the North
         American retail market as well as supplying premium playing cards to casinos worldwide. USPC's portfolio of owned brands includes
         Aviator(R), Bee(R), Bicycle(R) and Hoyle(R). In addition, USPC has an extensive list of licensed brands, including Disney(R),
         Harley-Davidson(R), NASCAR(R) and World Poker Tour(TM). USPC's
         international holdings include Naipes Heraclio Fournier, S.A.
         ("Fournier"), a leading playing card manufacturer in Europe. The purchase price was approximately $237.8 million, including transaction expenses and deferred consideration amounts.

         As of September 30, 2004, the Company had accrued in connection with the USPC Acquisition approximately $49.1 million of deferred consideration, of which $41.6 million is included as a current liability on the Company's Condensed Consolidated Balance Sheet. The
         current liability amount is comprised of (i) the current portion
         (approximately $7.5 million) of an approximately $15.1 million holdback of consideration deferred for purposes of guaranteeing potential indemnification liabilities of the sellers and (ii) deferred consideration of approximately $34.1 million, of which $29.1 million was paid on October 4, 2004 (see discussion below) and the remainder was added to the holdback amount at such date. The holdback amount is secured by a stand-by letter of credit under the Company's senior credit facility. The cash portion of the purchase price funded on June
         28, 2004 was financed using a combination of cash on hand, new debt financing (see Note 6) and borrowings under the Company's existing revolving credit facility. The goodwill and other intangibles amounts recorded in connection with the USPC Acquisition are discussed in detail in Note 5. Based on management's intention to exercise the call feature in the Put/Call Agreement resulting in 100% ownership of USPC within the current year, the Company did not account for the 24.6%
         minority interest in USPC. Therefore, the Company's Condensed
         Consolidated Financial Statements reflected 100% of the assets and liabilities of USPC as of September 30, 2004 and 100% of the results of
         USPC for the period from June 28, 2004 through September 30, 2004. In connection with the USPC Acquisition, the Company has preliminarily allocated approximately $165.3 million to goodwill and approximately
         $50.9 million to other intangibles. The Company also accrued approximately $3.1 million for a restructuring that is occurring at
         Fournier. In addition, the USPC Acquisition includes an earn-out provision with a potential payment in cash of up to $2 million and an additional potential payment of up to $8 million (for a potential total of up to $10 million) in either cash or Company common stock, at the
         Company's sole discretion, payable in 2007, provided that certain earnings performance targets are met. If paid, the Company expects to capitalize the cost of the earn-out. USPC is included in the branded consumables segment from June 28, 2004 (see Note 10).

         On October 4, 2004, the Company exercised its call option under the
         Put/Call Agreement and acquired the remaining 24.6% of USPC for approximately $29.1 million in cash. Such amount was paid for using a combination of cash on hand and revolving borrowings under the Amended
         Credit Agreement.

         On September 2, 2003, the Company acquired all of the issued and outstanding stock of Lehigh Consumer Products Corporation and its subsidiary ("Lehigh" and the "Lehigh Acquisition"). Lehigh is the
         largest supplier of rope, cord and twine for the U.S. consumer marketplace and a leader in innovative storage and organization products and workshop accessories for the home and garage as well as in the security screen door and ornamental metal fencing market. The purchase price of this transaction was approximately $157.6 million, including transaction expenses. In connection with the Lehigh
         Acquisition, the Company allocated approximately $109.2 million to goodwill and approximately $3.4 million to trademarks (see Note 5).
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

         The following unaudited pro forma financial information includes the actual reported results of the Company, as well as giving pro forma effect to the USPC Acquisition, the Lehigh Acquisition and the Diamond
         Acquisition with the related financings as if they had been consummated as of the beginning of the earliest period presented and as if the
         Company had acquired 100% of USPC. The pro forma information does not give effect to the proposed AHI Acquisition. The pro forma net income for the nine month period ended September 30, 2003 includes $1.5 million of reorganization expenses incurred by Diamond Brands prior to
         February 7, 2003 (in thousands, except per share data):

                                            THREE MONTH PERIOD ENDED                    NINE MONTH PERIOD ENDED
                                       --------------- ---- ---------------     ----------------- ---- ------------------
                                       SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,           SEPTEMBER 30,
                                            2004                 2003                 2004                   2003
                                           ACTUAL             PRO FORMA            PRO FORMA               PRO FORMA
                                       ---------------      ---------------     -----------------      ------------------

Net sales.......................        $     244,580           $  222,726           $   665,118              $  587,359
Net income......................               22,279               20,013                51,680                  45,031
Diluted earnings per share......                 0.79                 0.74                  1.83                    1.67

         During the first quarter of 2004, the Company also completed a tuck-in acquisition of Loew-Cornell, Inc. ("Loew-Cornell"), a leading marketer and distributor of paintbrushes and other arts and crafts products. The acquired business is included in the branded consumables segment from
         March 18, 2004. Additionally, the Company completed two other tuck-in acquisitions in 2003, one in the branded consumables segment and the other in the consumer solutions segment. These acquisitions did not have a material effect on the Company's results of operations for either the three or the nine month periods ended September 30, 2004 or
         September 30, 2003 and are not included in the pro forma financial information presented herein.

5.       INTANGIBLES

         As of September 30, 2004 and December 31, 2003, the Company had
         recorded the following amounts for intangible assets (millions of dollars):

                                                                         BRANDED           CONSUMER
                                                                       CONSUMABLES        SOLUTIONS          TOTAL
                                                                     ----------------- ----------------- --------------

September 30, 2004
------------------
Intangible assets not subject to amortization:
Goodwill........................................................           $   368.6          $   72.9      $   441.5
Trademarks......................................................                72.1              56.1          128.2
                                                                     ----------------- ----------------- --------------
   Intangible assets not subject to amortization................               440.7             129.0          569.7
                                                                     ----------------- ----------------- --------------
Intangible assets subject to amortization:
Manufacturing processes and expertise...........................                   -               6.5            6.5
 Non-compete agreements.........................................                 1.1                 -            1.1
 Accumulated amortization.......................................                (0.3)             (2.1)          (2.4)
                                                                     ----------------- ----------------- --------------
   Net amount of intangible assets subject to amortization......                 0.8               4.4            5.2
                                                                     ----------------- ----------------- --------------
  Total goodwill and other intangible assets....................            $  441.5          $  133.4      $   574.9
                                                                     ================= ================= ==============

                                                                         BRANDED           CONSUMER
                                                                       CONSUMABLES        SOLUTIONS          TOTAL
                                                                     ----------------- ----------------- --------------

December 31, 2003
Intangible assets not subject to amortization:
Goodwill........................................................           $   167.3          $   69.1      $   236.4
Trademarks......................................................                18.9              55.9           74.8
                                                                     ----------------- ----------------- --------------
   Intangible assets not subject to amortization................               186.2             125.0          311.2
                                                                     ----------------- ----------------- --------------
Intangible assets subject to amortization:
Manufacturing processes and expertise...........................                   -               6.0            6.0
 Accumulated amortization.......................................                   -              (1.4)          (1.4)
                                                                     ----------------- ----------------- --------------
   Net amount of intangible assets subject to amortization......                   -               4.6            4.6
                                                                     ----------------- ----------------- --------------
  Total goodwill and other intangible assets....................            $  186.2          $  129.6      $   315.8
                                                                     ================= ================= ==============

         Certain working capital balances recorded in connection with the USPC
         Acquisition are preliminary and when finalized within one year of the date of acquisition may result in changes to the intangible balances shown above. The Company intends to obtain a third party valuation for the fixed assets acquired in connection with the USPC Acquisition.

         In the branded consumables segment, the only intangible assets which have a definitive life and are currently subject to amortization are two non-compete agreements in the aggregate amount of approximately
         $1.1 million, which were assumed by the Company in connection with the
         USPC Acquisition and which will be fully amortized by February 2005 and
         March 2006, respectively. Amortization for the non-compete agreements in the aggregate amount of approximately $0.3 million was recorded in the third quarter of 2004 and is included in Selling, General and
         Administrative expenses in the Condensed Consolidated Statements of
         Income.

         In the consumer solutions segment, the only intangible assets which have a definitive life and are currently subject to amortization are the manufacturing processes and expertise, which are being amortized over a period of 7-8 years. Amortization for the manufacturing processes and expertise in the aggregate amount of approximately $0.7 million was recorded in the first nine months of 2004 and is included in Selling, General and Administrative expenses in the Condensed
         Consolidated Statements of Income.

         A portion of the consumer solutions segment's goodwill is recorded on a
         Canadian subsidiary's books. Due to the effect of foreign currency translations, the amount of goodwill recorded increased by approximately $0.4 million in the first nine months of 2004.

         Approximately $219.3 million of the goodwill and other intangible assets recorded by the Company is not deductible for income tax purposes.

6.       DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS

         If consummated, it is intended that the AHI Acquisition will partly be funded through debt borrowings (see Note 8 for a discussion of the remainder of the funding). As such, certain banks have committed to provide the Company a $1.05 billion senior secured facility, consisting of a term loan facility in the aggregate principal amount of $850 million and a revolving credit facility with an aggregate commitment of approximately $200 million. Such facility would replace the Amended
         Credit Agreement.

         On June 28, 2004, in connection with its USPC Acquisition, the Company completed an add-on to its Term B loan facility ("Term B Add-on") under its Amended Credit Agreement. The gross proceeds from the Term B Add-on offering were $116 million and were used to partially fund the USPC
         Acquisition. The spread on the Term B Add-on is 2.25% over London
         Interbank Offered Rate ("LIBOR"). Additionally, under this offering the spread on the Company's existing Term B loan facility was reduced from
         2.75% over LIBOR to 2.25% over LIBOR. The Company's Amended Credit
         Agreement matures on April 24, 2008.

         In connection with its USPC Acquisition, the Company assumed approximately $2.3 million of debt relating to a Spanish subsidiary. As of September 30, 2004, $2.2 million of such debt was outstanding. This debt relates to bank notes that are payable in equal quarterly, semi-annual or annual installments through April 2007 with rates of interest at Euro Interbank Offered Rate plus 1.00%.

         In April 2004, the Company repaid the remaining seller debt financing incurred in connection with a 2002 acquisition, which included both principal and accrued interest thereon, in the amount of approximately
         $5.4 million.

         As of September 30, 2004, the Company had $306.6 million outstanding under its term loan facilities and no amounts outstanding under its revolving credit facility. As of September 30, 2004, net availability under the revolving credit agreement was approximately $48.2 million, after deducting $21.8 million of issued letters of credit. As discussed in Note 4 above, the letters of credit outstanding include an amount of approximately $15.1 million securing the USPC holdback amount. The
         Company is required to pay commitment fees on the unused balance of the revolving credit facility.

         As of September 30, 2004, the fair market value of the Company's interest rate swaps, which are accounted for as fair value hedges, was negative in an amount of approximately $1.0 million and is included as a liability in the Condensed Consolidated Balance Sheet, with a corresponding offset to long-term debt.

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

8.       EQUITY

         In connection with the proposed AHI Acquisition, the Company entered into a purchase agreement ("Equity Purchase Agreement") pursuant to which the Company has agreed to sell $350 million of equity consisting of the following:

           (i)      714,286 shares of the Company's common stock, at a price of
                    $30 per share;
           (ii)     128,571 shares of a new class of the Company's preferred
                    stock, Series B Convertible Participating Preferred Stock
                    ("Series B Preferred Stock"), par value $.01 per share, at a price of $1,000 per share; and
           (iii)    200,000 shares of a new class of the Company's preferred
                    stock, Series C Mandatory Convertible Participating
                    Preferred Stock ("Series C Preferred Stock"), par value $.01 per share, at a price of $1,000 per share.

          On October 8, 2004, such cash and securities were deposited into an escrow account pending the completion of the AHI Acquisition, at which time the securities would be issued and the cash would be used to fund a portion of the cash purchase price for AHI.

          According to the Equity Purchase Agreement and a related Assignment and Joinder Agreement, approximately $300 million of the equity securities will be issued to Warburg Pincus Private Equity VIII, LP or its affiliates and approximately $50 million will be issued to
          Catterton Partners V, LP and its affiliates, both private equity investors (collectively "Private Equity Investors").

          Pursuant to the terms of the Equity Purchase Agreement, it is the
          Company's intention to seek shareholder approval of the mandatory conversion of the Series C Preferred Stock into a combination of
          Series B Preferred Stock and common stock of the Company. Subsequent to shareholder approval and mandatory conversion, the Company expects to have $300 million of Series B Preferred Stock and $50 million of common stock outstanding, without taking into effect any other conversion or the accrual of dividends.

          In August 2004, the Company's board of directors ("Board") approved the granting of an aggregate of 140,000 restricted shares of the
          Company's common stock to three executive officers of the Company. The restrictions on these shares were to lapse ratably over a three year period commencing January 1, 2005 and would lapse immediately in the event of a change in control.

          During October 2004, the Board amended the terms of all of the 140,000 restricted shares of common stock issued in August 2004 to lapse immediately. Also in October 2004, the Board accelerated the granting of an aggregate amount of 735,000 restricted shares of common stock under the Company's 2003 Stock Incentive Plan to two executive officers of the Company that would otherwise have been granted to these executive officers in 2005-2007 pursuant to such executives'
          employment agreements. The Board approved that the restrictions on these shares lapsed immediately upon issuance. As such, the Company intends to record a non-cash compensation expense for all these restricted stock issuances and restriction lapses of approximately $32 million in the fourth quarter of 2004.

          In July 2004, the Board approved a grant of 10,000 restricted shares of common stock to Mr. Jonathan Franklin, a consultant to the Company, who is the brother of Mr. Martin E. Franklin, the Company's Chairman and Chief

          Executive Officer. The restrictions on 5,000 of these shares lapsed immediately and the Company recorded a non-cash compensation charge based on the fair market value of the Company's common stock on the date of grant. The restrictions on the remaining 5,000 of these shares lapse ratably over a four year period. Non-cash compensation expense will be recognized on these shares based on the market value of the
          Company's common stock at the time of the lapsing. All of the shares which still have a restriction remaining will have the restrictions lapse immediately upon the event of a change in control.

          In addition, during the first nine months of 2004, the Company issued
          26,750 restricted shares of common stock to certain employees under the Company's 2003 Stock Incentive Plan. The restrictions on these shares will lapse ratably over five years of employment with the
          Company.

          The Company issued all the restricted shares discussed above out of its treasury account.

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

                                                          THREE MONTH PERIOD ENDED           NINE MONTH PERIOD ENDED
                                                      ----------------------------------  ------------------------------
                                                       SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,  SEPTEMBER 30,
                                                            2004             2003              2004           2003
                                                      ----------------- ----------------  ------------- ----------------

Net income.........................................          $ 22,279         $ 15,246         $ 45,839       $ 29,428
                                                      ----------------- ----------------  ------------- ----------------
Weighted average shares outstanding................            27,227           21,379           27,148         21,369
Additional shares assuming conversion of
    stock options and restricted stock.............             1,042              728            1,103            750
                                                      ----------------- ----------------  ------------- ----------------
Weighted average shares outstanding
    assuming conversion............................            28,269           22,107           28,251         22,119
                                                      ----------------- ----------------  ------------- ----------------
Basic earnings per share...........................          $   0.82         $   0.71         $   1.69       $   1.38
Diluted earnings per share.........................          $   0.79         $   0.69         $   1.62       $   1.33

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

                                                           THREE MONTH PERIOD ENDED              NINE MONTH PERIOD ENDED
                                                      -----------------------------------   ----------------------------------
                                                       SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                                            2004              2003               2004              2003
                                                      -----------------  ----------------   ---------------   ----------------

Net sales:
    Branded consumables (1)........................      $    152,317         $  81,593        $  349,935          $ 181,974
    Consumer solutions.............................            58,152            55,364           139,506            130,913
    Plastic consumables (2)........................            31,429            30,136            99,611             80,368
    Other..........................................            15,483            11,841            54,198             29,713
    Intercompany  (3)..............................           (12,801)          (10,972)          (41,311)           (26,791)
                                                      -----------------  ----------------   ---------------   ----------------
        Total net sales............................      $    244,580         $ 167,962        $  601,939         $  396,177
                                                      =================  ================   ===============   ================

Operating earnings:
    Branded consumables (1)........................      $     30,619         $  16,263        $   59,374         $   29,390
    Consumer solutions ............................             9,510            11,219            19,319             22,683
    Plastic consumables (2)........................             1,334             1,590             7,298              6,674
    Other..........................................             1,991             1,199             7,545              4,115
    Intercompany  (3)..............................               (50)             (195)             (314)            (1,241)
                                                      -----------------  ----------------   ---------------   ----------------
        Total operating earnings...................            43,404            30,076            93,222             61,621
    Interest expense, net..........................             7,560             5,083            19,255             13,302
                                                      -----------------  ----------------   ---------------   ----------------
    Income before taxes............................      $     35,844         $  24,993        $   73,967         $   48,319
                                                      =================  ================   ===============   ================

Depreciation and amortization:
    Branded consumables (1)........................       $     2,737         $    1,228      $     5,170        $     3,096
    Consumer solutions ............................               849                626            2,525              1,669
    Plastic consumables (2)........................             1,842              1,848            5,544              5,044
    Other..........................................               456                534            1,413              1,609
    Corporate (4)..................................                36                 25              104                 73
                                                      -----------------  ------------------  ---------------    ---------------
        Total depreciation and amortization .......       $     5,920         $    4,261      $    14,756        $    11,491
                                                      =================  ==================  ===============    ===============

                                                                     AS OF
                                                      -------------------------------------
                                                       SEPTEMBER 30,        DECEMBER 31,
                                                           2004                 2003
                                                      -----------------    ----------------

Assets employed in operations:
    Branded consumables (1)........................         $ 676,565           $ 310,451
    Consumer solutions ............................           231,883             216,289
    Plastic consumables (2)........................            57,171              62,623
    Other..........................................            12,539              13,867
                                                      -----------------    ----------------
        Total assets employed in operations........           978,158             603,230
    Corporate (4)..................................            53,683             156,444
                                                      -----------------    ----------------
        Total assets...............................        $1,031,841           $ 759,674
                                                      =================    ================

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
Kitchen products include food preparation kits, home canning and accessories, kitchen matches, plastic cutlery, straws and toothpicks. Home improvement products include rope, cord and twine, storage and organizational products for the home and garage and security door and fencing products. Playing card products include children's card games, collectible tins and playing cards products. Other specialty products include arts and crafts paintbrushes, book and advertising matches, institutional plastic cutlery and sticks, laundry care products, lighters and fire starters, other craft items, other commercial products and puzzles.

Net sales of these products for the three and nine month periods ended September
30, 2004 and 2003, respectively, were as follows (in millions):

                                                          THREE MONTH PERIOD ENDED         NINE MONTH PERIOD ENDED
                                                      --------------------------------- -------------------------------
                                                       SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,  SEPTEMBER 30,
                                                            2004             2003            2004            2003
                                                      ----------------- --------------- --------------- ---------------

Kitchen products..................................          $    62.5       $    65.4         $  170.2       $  154.9
Home improvement products.........................               37.6            10.7            106.4           10.7
Playing cards products............................               34.8               -             36.2              -
Other specialty products..........................               17.4             5.5             37.1           16.4
                                                      ----------------- --------------- -------------------------------
Total branded consumables net sales...............          $   152.3        $   81.6         $  349.9        $ 182.0
                                                      ================= =============== ===============================

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

Results of Operations
o    Our net sales for the third quarter ended September 30, 2004 increased to
     $244.6 million or 45.6% over the same period in 2003. Our net sales for the nine months ended September 30, 2004 increased to $601.9 million or 51.9%
     over the same period in 2003;
o    Our operating income for the third quarter ended September 30, 2004 increased to $43.4 million or 44.3% over the same period in 2003. Our operating income for the nine months ended September 30, 2004 increased to
     $93.2 million or 51.3% over the same period in 2003;
o    Our net income for the third quarter ended September 30, 2004 increased to
     $22.3 million or 46.1% over the same period in 2003. Our net income for the nine months ended September 30, 2004 increased to $45.8 million or 55.8%
     over the same period in 2003; and
o    The increases to our net sales, operating income and net income are principally the result of the acquisitions we completed in 2004 and 2003, which are described in detail in "Acquisition Activities" below. In addition, on an overall basis we had significant organic growth in three of our four business segments in the first nine months of 2004 compared to the same period in 2003.

Liquidity and Capital Resources
o    We ended the third quarter of 2004 with a higher net debt-to-total market capitalization ratio, than as of December 31, 2003 due to the additional debt incurred to partially fund the acquisition of Bicycle Holding, Inc.
     and its wholly owned subsidiary United States Playing Card Company ("USPC"
     and "USPC Acquisition"), partially offset by a significant increase in our market capitalization;
o    Our liquidity, as measured by cash and cash equivalents on hand and availability under our debt facility, was lower at September 30, 2004 than at December 31, 2003, due to the use of cash on hand during the first half of 2004 to fund the USPC Acquisition and the acquisition of Loew-Cornell,
     Inc. ("Loew-Cornell" and "Loew-Cornell Acquisition");
o    Our cash flows from operations in the first nine months of 2004 was $28.0 million compared to $47.5 million in the first nine months of 2003. The decrease is principally due to higher inventory amounts as a result of early buys of certain commodity items in order to take advantage of pricing trends in raw materials, increasing commodity costs which increases the dollar value of the same quantity of inventory, the addition of a large number of new product stock keeping units ("SKUs") and continuing sales growth requiring greater levels of inventory. Accounts receivable were also higher, primarily due to strong sales during the quarter;
o    As of September 30, 2004, we had $18.5 million of cash on hand and $48.2 million of availability under the revolving credit facility of our amended and restated senior credit facility ("Amended Credit Agreement"). On
     October 4, 2004, we exercised our call option and acquired the remaining
     24.6% of USPC for approximately $29.1 million in cash. Such amount was paid for using a combination of cash on hand and revolving borrowings under our
     Amended Credit Agreement; and
o    On September 19, 2004, we signed a definitive agreement to acquire all of the common stock of American Household, Inc. ("AHI") a privately held company, for approximately $745.6 million in cash for the equity and the assumption or repayment of indebtedness ("AHI Acquisition"). The AHI
     Acquisition is expected to close

     during the first quarter of 2005. We intend to use additional capital raised through financing activities to fund the AHI Acquisition if consummated (see "Financial Condition and Capital Resources" and "Recent
     Developments").

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

On June 28, 2004, we acquired approximately 75.4% of the issued and outstanding stock of United States Playing Card Company and its subsidiaries ("USPC" and
"USPC Acquisition"), and acquired the remaining 24.6% pursuant to a put/call agreement ("Put/Call Agreement") on October 4, 2004 (see discussion below). USPC is the world's largest manufacturer and distributor of playing cards and a leader in marketing children's card games, collectible tins, puzzles and card accessories for the North American retail market as well as supplying premium playing cards to casinos worldwide. USPC's portfolio of owned brands includes
Aviator(R), Bee(R), Bicycle(R) and Hoyle(R). In addition, USPC has an extensive list of licensed brands, including Disney(R), Harley-Davidson(R), NASCAR(R) and
World Poker Tour(TM). USPC's international holdings include Naipes Heraclio
Fournier, S.A. ("Fournier"), a leading playing card manufacturer in Europe. The purchase price was approximately $237.8 million, including transaction expenses and deferred consideration amounts.

As of September 30, 2004, we had accrued in connection with the USPC Acquisition approximately $49.1 million of deferred consideration, of which $41.6 million is included as a current liability on the Condensed Consolidated Balance Sheet included herein. The current liability amount is comprised of (i) the current portion (approximately $7.5 million) of an approximately $15.1 million holdback of consideration deferred for purposes of guaranteeing potential indemnification liabilities of the sellers and (ii) deferred consideration of approximately
$34.1 million, of which $29.1 million was paid on October 4, 2004 (see discussion below) and the remainder was added to the holdback amount at such date. The holdback amount is secured by a stand-by letter of credit under our senior credit facility. The cash portion of the purchase price funded on June
28, 2004 was financed using a combination of cash on hand, new debt financing
(see discussion in "Financial Condition, Liquidity and Capital Resources" below)
and borrowings under our existing revolving credit facility. Based on management's intention to exercise the call feature in the Put/Call Agreement resulting in 100% ownership of USPC within the current year, we did not account for the 24.6% minority interest in USPC. Therefore, our Company's Condensed
Consolidated Financial Statements reflected 100% of the assets and liabilities of USPC as of September 30, 2004 and 100% of the results of USPC for the period from June 28, 2004 through September 30, 2004. We also accrued an amount of approximately $3.1 million for a restructuring that is occurring at Fournier. In addition, the USPC Acquisition includes an earn-out provision with a potential payment in cash of up to $2 million and an additional potential payment of up to
$8 million (for a potential total of up to $10 million) in either cash or our common stock, at our sole discretion, payable in 2007, provided that certain earnings performance targets are met. If paid, we expect to capitalize the cost of the earn-out. The USPC business is included in our branded consumables segment.

On October 4, 2004, we exercised our call option under the Put/Call Agreement and acquired the remaining 24.6% of USPC for approximately $29.1 million in cash. Such amount was paid for using a combination of cash on hand and borrowings under our revolving credit facility under our Amended Credit
Agreement.

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

For the three and nine month periods ended September 30, 2004 and September 30,
2003, pro forma financial information reflecting the USPC Acquisition, the
Lehigh Acquisition and the Diamond Acquisition has been included in Note 4 to our Condensed Consolidated Financial Statements.

During the first quarter of 2004, we completed a tuck-in acquisition of
Loew-Cornell, a leading marketer and distributor of paintbrushes and other arts and crafts products. The acquired business is included in the branded consumables segment from March 18, 2004. Additionally, we completed two other tuck-in acquisitions in 2003, one in the branded consumables segment and the other in the consumer solutions segment. These acquisitions did not have a material effect on our results of operations for either the three or the nine month periods ended September 30, 2004 and September 30, 2003 and are not included in the pro forma financial information presented in Note 4 to our
Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS - COMPARISON OF THIRD QUARTER 2004 TO THIRD QUARTER 2003

We reported net sales of $244.6 million for the third quarter of 2004, a 45.6%
increase from net sales of $168.0 million in the third quarter of 2003.

In the third quarter of 2004, our branded consumables segment reported net sales of $152.3 million compared to $81.6 million in the third quarter of 2003. This increase of 86.7% was principally a result of acquisitions. Excluding the effect of acquisitions, net sales of our branded consumables segment were higher in the third quarter of 2004 compared to the same period in 2003, principally due to stronger September 2004 versus September 2003 sales of our home improvement products, caused by replenishment orders of our cordage products due to the effect of hurricane's in certain parts of the United States and the rollout of our new fence and security doors program. In the third quarter of 2004, our consumer solutions segment recorded net sales of $58.2 million compared to $55.4 million in the third quarter of 2003. This increase of 5.0% was principally the result of the tuck-in acquisition of VillaWare Manufacturing Company
("VillaWare") in the fourth quarter of 2003, partially offset by lower revenues from FoodSaver(R) products primarily due to a market shift to lower priced
FoodSaver(R) machines.

In the third quarter of 2004, our plastic consumables segment reported net sales of $31.4 million compared to $30.1 million in the third quarter of 2003. The principal reason for this increase of 4.3% was an increase in sales of plastic cutlery to our branded consumables segment and increased sales to an existing
OEM customer, partially offset by the third quarter of 2003 reflecting sales to two OEM customers for which there was no equivalent sales in 2004. In the third quarter of 2004, our other segment reported net sales of $15.5 million compared to $11.8 million in the third quarter of 2003. The principal reasons for this increase of 30.8% were increased volume sales of low denomination coinage and industrial zinc, and the effect of increases in the price of zinc which were passed through to customers.

We reported operating earnings of $43.4 million in the third quarter of 2004 compared to operating earnings of $30.1 million in the third quarter of 2003.
The principal reason for this increase of $13.3 million, or 44.3%, was an increase in the operating earnings of the branded consumables segment of $14.4 million, primarily due to the effect of 2003 and 2004 acquisitions now included in this segment. Exclusive of the effect of acquisitions, operating earnings of the branded consumables segment were lower than the comparative period in the prior year primarily due to sales mix and higher distribution costs more than offsetting the sales effects discussed above. The operating earnings of the consumer solutions segment decreased by $1.7 million principally due to the sales effects discussed above, partially offset by lower legal and compensation costs. The operating earnings of the plastic consumables segment decreased by $0.3 million principally due to the effect of continuing higher plastic resin prices which could not be passed through with respect to plastic cutlery sales, partially offset by manufacturing efficiencies. The operating earnings of the other segment increased by $0.8 million due to the sales effects discussed above and positive manufacturing variances resulting from the increased sales volume.

Gross margin percentages on a consolidated basis decreased to 34.8% in the third quarter of 2004 from 37.6% in the third quarter of 2003. The principal reasons for this decrease are the change in mix between 2003 and 2004 resulting from the acquisitions completed within the last thirteen months which have relatively lower gross margins and a shift to lower priced FoodSaver(R) machines in our consumer solutions segment.

Selling, general and administrative expenses increased to $41.7 million in the third quarter of 2004 from $33.1 million in the third quarter of 2003, or, as a percentage of net sales, decreased to 17.0% in the third quarter of 2004 from
19.7% in the third quarter of 2003. The increase in dollar terms was principally the result of the acquisitions completed during 2003 and 2004, partially offset by lower legal and compensation costs in the consumer solutions segment. The decrease in percentage terms was principally due to the inclusion of the acquisitions completed in the last thirteen months which have relatively lower selling, general and administrative expenses as a percentage of net sales.

Net interest expense increased to $7.6 million for the third quarter of 2004 compared to $5.1 million in the same period last year. This increase was due to higher levels of outstanding debt in the third quarter of 2004 compared to the same period in 2003, resulting from the additional debt financing required to fund the acquisitions completed in the last thirteen months.

Our effective tax rate for the third quarter of 2004 was 37.8% compared to an effective tax rate of 39.0% in the third quarter of 2003.

RESULTS OF OPERATIONS-COMPARISON OF YEAR TO DATE 2004 TO YEAR TO DATE 2003

We reported net sales of $601.9 million in the first nine months of 2004, a
51.9% increase from net sales of $396.2 million in the first nine months of
2003.

In the first nine months of 2004, our branded consumables segment reported net sales of $349.9 million compared to $182.0 million in the first nine months of
2003. This increase of 92.3% was principally a result of acquisitions. Excluding the effect of acquisitions, net sales of our branded consumables segment were significantly higher in the first nine months of 2004 compared to the same period in 2003, principally due to higher home canning sales volumes and favorable home canning sales mix, as well as stronger September 2004 home improvement sales compared to September 2003. In the first nine months of 2004, our consumer solutions segment reported net sales of $139.5 million compared to
$130.9 million in net sales for the first nine months of 2003. This increase of
6.6% was principally the result of the acquisition of VillaWare in the fourth quarter of 2003. Excluding the effect of this acquisition, net sales of our consumer solutions segment were lower in the first nine months of 2004 compared to the same period in 2003 due to a market shift to lower priced FoodSaver(R)
machines, partially offset by sales volume increases for FoodSaver(R) machines and increased bag unit sales.

In the first nine months of 2004, our plastic consumables segment reported net sales of $99.6 million compared to $80.4 million in the first nine months of
2003. The principal reasons for this increase of 23.9% was both an increase in sales of plastic cutlery to our branded consumables segment, as well as a full nine month period effect of these sales due to the addition of the plastic manufacturing business acquired in the Diamond Acquisition in February 2003.
Additionally, net sales of our plastics consumables segment were significantly higher in the first nine months of 2004 compared to the same period in 2003 principally due to increased sales to certain existing OEM customers and new international sales. In the first nine months of 2004, our other segment reported net sales of $54.2 million compared to $29.7 million in the first nine months of 2003. The principal reasons for this increase of 82.4% were a full nine months period effect on net sales resulting from contractual changes with two major customers whereby this segment took on the responsibility of purchasing the raw material inventory for the customers, increased volume sales of low denomination coinage and industrial zinc and the effect of increases in the price of zinc which were passed through to customers.

We reported operating earnings of $93.2 million in the first nine months of 2004 compared to operating earnings of $61.6 million in the first nine months of
2003. The principal reason for this increase of $31.6 million, or 51.3%, was an increase in the operating earnings of the branded consumables segment of $30.0 million, primarily due to the effect of 2003 and 2004 acquisitions now included in this segment. Due to the integration of certain of our acquisitions it is no longer possible to compare the operating earnings in this segment exclusive of acquisitions for the first nine months of the year. The operating earnings of the consumer solutions segment decreased by $3.4 million principally due to higher legal costs as well as the sales effects discussed above. The operating earnings of the plastic consumables segment increased by $0.6 million due to the sales effects discussed above, partially offset by higher plastic resin prices which could not be passed through with respect to plastic cutlery sales and higher validation costs incurred for new business development projects. The operating earnings of the other segment increased by $3.4 million due to the sales effects discussed above and positive manufacturing variances resulting from the increased sales volume.

Gross margin percentages on a consolidated basis decreased to 32.8% in the first nine months of 2004 from 36.6% in the first nine months of 2003. The principal reasons for this decrease are the impact of the acquisitions completed in the last thirteen months which have relatively lower gross margins, higher distribution costs in our branded consumables segment, a shift to lower priced
FoodSaver(R) machines in our consumer solutions segment and the effect of the contractual changes for two major customers in our other segment as discussed above.

Selling, general and administrative expenses increased to $104.4 million in the first nine months of 2004 from $83.4 million in the first nine months of 2003, or, as a percentage of net sales, decreased to 17.3% in the first nine months of
2004 from 21.1% in the first nine months of 2003. The increase in dollar terms was principally the result of the acquisitions completed during 2003 and 2004, higher legal costs in our consumer solutions segment, and higher validation costs incurred for new business development projects in our plastic consumables segment, partially offset by lower media spending in the consumer solutions segment. The decrease in percentage terms was principally due to the inclusion of the Lehigh business which has relatively lower selling, general and administrative expenses as a percentage of net sales. In addition, we had significant growth in our branded consumables, plastic consumables and other segment's net sales and all of these segments have lower selling, general and administrative expenses as a percentage of net sales than our consumer solutions segment.

Net interest expense increased to $19.3 million for the first nine months of
2004 compared to $13.3 million in the same period last year. This increase was primarily due to higher levels of outstanding debt in the first nine months of
2004 compared to the same period in 2003, resulting from the additional debt financing required to fund the acquisitions completed in the last thirteen months.

Our effective tax rate for the first nine months of 2004 was 38.0% compared to an effective tax rate of 39.1% in the first nine months of 2003.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

On June 28, 2004, in connection with our USPC Acquisition, we completed an add-on to our Term B loan facility ("Term B Add-on") under our Amended Credit
Agreement. The gross proceeds from the Term B Add-on offering were $116 million and were used to partially fund the USPC Acquisition. The spread on the Term B
Add-on is 2.25% over London Interbank Offered Rate ("LIBOR"). Additionally, under this offering the spread on our existing Term B loan facility was reduced from 2.75% over LIBOR to 2.25% over LIBOR. Our Amended Credit Agreement matures on April 24, 2008.

In connection with the USPC Acquisition, we assumed approximately $2.3 million of debt relating to a Spanish subsidiary. As of September 30, 2004, $2.2 million of such debt was outstanding. This debt relates to bank notes that are payable in equal quarterly, semi-annual or annual installments through
April 2007 with rates of interest at Euro Interbank Offered Rate plus 1.00%.

In April 2004, we repaid the remaining seller debt financing incurred in connection with a 2002 acquisition, which included both principal and accrued interest thereon, in the amount of approximately $5.4 million.

In August 2004, our board of directors ("Board") approved the granting of an aggregate of 140,000 restricted shares of our Company's common stock to three executive officers of our Company. The restrictions on these shares were to lapse ratably over a three year period commencing January 1, 2005 and would lapse immediately in the event of a change in control.

During October 2004, our Board amended the terms of all of the 140,000 restricted shares of common stock issued in August 2004 to lapse immediately.
Also in October 2004, our Board accelerated the granting of an aggregate amount of 735,000 restricted shares of common stock under our 2003 Stock Incentive Plan to two executive officers of our Company that would otherwise have been granted to these executive officers in 2005-2007 pursuant to such executives' employment agreements. The Board approved that the restrictions on these shares lapsed immediately upon issuance. As such, we intend to record a non-cash compensation expense for all these restricted stock issuances and restriction lapses of approximately $32 million in the fourth quarter of 2004.

In July 2004, our Board approved a grant of 10,000 restricted shares of common stock to Mr. Jonathan Franklin, a consultant to our Company, who is the brother of Mr. Martin E. Franklin, our Company's Chairman and Chief Executive Officer.
The restrictions on 5,000 of these shares lapsed immediately and we recorded a non-cash compensation charge based on the fair market value of our Company's common stock on the date of grant. The restrictions on the remaining 5,000 of these shares lapse ratably over a four year period. Non-cash compensation expense will be recognized on these shares based on the market value of our
Company's common stock at the time of the lapsing. All of the shares which still have a restriction remaining will have the restrictions lapse immediately upon the event of a change in control.

In addition, during the first nine months of 2004, we issued 26,750 restricted shares of common stock to certain employees under our 2003 Stock Incentive Plan.
The restrictions on these shares will lapse ratably over five years of employment with us.

We issued all of the restricted shares discussed above out of our treasury account.

As of September 30, 2004, we had $306.6 million outstanding under our term loan facilities and no amounts outstanding under our revolving credit facility. As of
September 30, 2004, net availability under our revolving credit agreement was approximately $48.2 million, after deducting $21.8 million of issued letters of credit. The letters of credit outstanding include an amount of approximately
$15.1 million securing the USPC holdback amount (see "Acquisition Activities").
We are required to pay commitment fees on the unused balance of the revolving credit facility.

As of September 30, 2004, the fair market value of our interest rate swaps, which are accounted for as fair value hedges, was negative in an amount of approximately $1.0 million and is included as a liability in the Condensed
Consolidated Balance Sheet, with a corresponding offset to long-term debt.

Net current assets decreased to approximately $164 million at September 30, 2004 from approximately $242 million at December 31, 2003, due primarily to the use of cash on hand to finance the USPC Acquisition and the Loew-Cornell Acquisition
and the establishment of deferred consideration balances in connection with the
USPC Acquisition (see "Acquisition Activities" above), partially offset by higher inventory and accounts receivable amounts (see below) and the working capital balances of USPC and Loew-Cornell.

Our cash flow from operations was $28.0 million in the first nine months of
2004, compared to a cash flow from operations of $47.5 million in the first nine months of 2003. This decrease in cash flow from operations is primarily due to higher inventory amounts as a result of early buys of certain commodity items in order to take advantage of pricing trends in raw materials, increasing commodity costs which increases the dollar value of the same quantity of inventory, the addition of a large number of new product SKUs and continuing sales growth requiring greater levels of inventory. Accounts receivable amounts were also higher due to strong sales during the quarter.

Capital expenditures were approximately $7.3 million in the first nine months of
2004 compared to $9.5 million for the first nine months of 2003 and are largely related to maintaining facilities, tooling projects and improving manufacturing efficiencies. As of September 30, 2004, we had capital expenditure commitments in the aggregate for all our segments of approximately $3.0 million.

We believe that our cash and cash equivalents on hand, cash generated from our operations and our availability under our senior credit facility is adequate to satisfy our working capital and capital expenditure requirements for the foreseeable future. However, we intend to fund a part of the AHI Acquisition through debt borrowing as discussed below (see "Recent Developments") and we may raise additional capital from time to time to take advantage of favorable conditions in the capital markets or in connection with our corporate development activities.

RELATED PARTY TRANSACTION

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

RECENT DEVELOPMENTS

On September 19, 2004, we signed a definitive agreement to acquire all of the common stock of AHI for approximately $745.6 million in cash for the equity and the assumption or repayment of indebtedness ("AHI Acquisition"). AHI is the parent of The Coleman Company, Inc. and Sunbeam Products, Inc., leading producers of global consumer products through the BRK(R), Campingaz(R),
Coleman(R), First Alert(R), Health o meter(R), Mr. Coffee(R), Oster(R) and
Sunbeam(R) brands.

The AHI Acquisition is expected to close during the first quarter of 2005, subject to Hart-Scott-Rodino approval and other customary closing conditions. No assurances can be given that the AHI Acquisition will be consummated or, if such acquisition is consummated, as to the final terms of such acquisition.

In connection with the proposed AHI Acquisition, we entered into a purchase agreement ("Equity Purchase Agreement") pursuant to which we have agreed to sell
$350 million of equity consisting of the following:

     (iv)      714,286 shares of our common stock, at a price of $30 per share;
     (v)       128,571 shares of a new class of our preferred stock, Series B
               Convertible Participating Preferred Stock ("Series B Preferred
               Stock"), par value $.01 per share, at a price of $1,000 per share; and
     (vi)      200,000 shares of a new class of our preferred stock, Series C
               Mandatory Convertible Participating Preferred Stock ("Series C
               Preferred Stock") , par value $.01 per share, at a price of
               $1,000 per share.

On October 8, 2004, such cash and securities were deposited into an escrow account pending the completion of the AHI Acquisition, at which time the securities would be issued and the cash would be used to fund a portion of the cash purchase price of AHI.

According to the Equity Purchase Agreement and a related Assignment and Joinder
Agreement, approximately $300 million of our equity securities will be issued to
Warburg Pincus Private Equity VIII, LP or its affiliates and approximately $50 million will be issued to Catterton Partners V, LP and its affiliates, both private equity investors (collectively "Private Equity Investors").

Pursuant to the terms of the Equity Purchase Agreement, it is our intention to seek shareholder approval of the mandatory conversion of the Series C Preferred
Stock into a combination of Series B Preferred Stock and common stock of our
Company. Subsequent to shareholder approval and mandatory conversion, we expect to have $300 million of Series B Preferred Stock and $50 million of common stock outstanding, without taking into effect any other conversion or the accrual of dividends.

Additionally, it is intended that the AHI Acquisition will also be funded through debt borrowings. As such, certain banks have committed to provide us a
$1.05 billion senior secured facility, consisting of a term loan facility in the aggregate principal amount of $850 million and a revolving credit facility with an aggregate commitment of approximately $200 million. Such facility would replace our Amended Credit Agreement.

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

FORWARD-LOOKING INFORMATION

Our disclosure and analysis in this report contains forward looking information about our Company's financial results and estimates and business prospects. From time to time, we may make or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, the expected closing of the AHI Acquisition and the effect of such transaction on the
Company, technological developments, new products and similar matters. Such statements are necessarily estimates reflecting management's best judgment based on current information. The Private Securities Litigation Reform Act of 1995
provides a safe harbor for forward-looking statements. Such statements are usually identified by the use of words or phrases such as "believes",
"anticipates", "expects", "estimates", "planned", "outlook", and "goal". Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In general, business enterprises can be exposed to market risks including fluctuations in commodity prices, foreign currency values, and interest rates that can affect the cost of operating, investing, and financing. The Company's exposures to these risks are relatively low. The Company's plastic consumables business purchases resin from regular commercial sources of supply and, in most cases, multiple sources. The supply and demand for plastic resins is subject to cyclical and other market factors. With many of our external customers, we have the ability to pass through price increases with an increase in our selling price and certain of our external customers purchase the resin used in products we manufacture for them. This pass-through pricing is not applicable to plastic cutlery, which we supply to our branded consumables segment. Plastic cutlery is principally made of polystyrene and for each $0.01 change in the price of polystyrene the material cost in our plastics consumables segment will change by approximately $0.5 million per annum. Therefore, the operating results of the
Company's plastic consumables segment may fluctuate with changes in the price of plastic resins. The Company's zinc business has sales arrangements with a majority of its customers such that sales are priced either based upon supply contracts that provide for fluctuations in the price of zinc to be passed on to the customer or are conducted on a tolling basis whereby customers supply zinc to the Company for processing. Such zinc sales arrangements as well as the zinc business utilizing forward buy contracts reduce the exposure of this business to changes in the price of zinc.

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

Changes in Eurodollar or LIBOR interest rates would affect the earnings of the
Company either positively or negatively depending on the direction of the change. Assuming that Eurodollar and LIBOR rates each increased 100 basis points over period end rates on the outstanding term debt and interest rate swaps, the
Company's interest expense would have increased by approximately $2.2 million for the nine month period ended September 30, 2004 and approximately $1.2 million for the nine month period ended September 30, 2003. The amount was determined by considering the impact of the hypothetical interest rates on the
Company's borrowing cost, short-term investment rates, interest rate swaps and estimated cash flow. Actual changes in rates may differ from the assumptions used in computing this exposure.

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

PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.        EXHIBITS

        Exhibit    Description
        -------    -----------
        10.1       Securities Purchase Agreement, dated as of September 19,
                   2004, by and among American Household, Inc., Jarden
                   Corporation, Morgan Stanley Senior Funding, Inc., Wachovia
                   Bank National Association, Banc of America Strategic
                   Solutions, Inc., Jerry W. Levin, 1st Trust & Co. FBO, Jerry
                   W. Levin, Rollover, 1st Trust & Co. FBO, Jerry W. Levin, IRA
                   SEP and Abby L. Levin Trust (filed as Exhibit 10.1 to the
                   Company's Form 8-K filed with the Commission on September 23,
                   2004, and incorporated herein by reference).

        10.2       Purchase Agreement, dated as September 19, 2004, between
                   Jarden Corporation and Warburg Pincus Private Equity VIII,
                   L.P. (filed as Exhibit 10.2 to the Company's Form 8-K filed with the Commission on September 23, 2004, and incorporated herein by reference).

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
                   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

B.       REPORTS ON FORM 8-K

We filed a Form 8-K on July 13, 2004 with respect to items 2, 5 and 7 relating to (i) the acquisition of The United States Playing Card Company and (ii) the
refinancing of our existing senior indebtedness by closing on an amendment and restatement to our existing credit agreement.

We filed a Form 8-K on July 26, 2004, with respect to Items 7 and 12, relating to a press release, dated July 26, 2004, announcing our earnings for the three month period ended June 30, 2004.

We filed a Form 8-K/A on August 6, 2004, amending our current report on Form 8-K filed July 13, 2004 to include Item 7(a) Financial Statement of the Acquired
Business and Item 7 (b) Pro Forma Financial Information.

We filed a Form 8-K/A-2 on August 13, 2004, amending our current report on Form
8-K filed July 13, 2004 (as amended on August 6, 2004) to include Exhibit 23.1, the consent of Deloitte and Touche LLP.

We filed a Form 8-K on September 23, 2004 with respect to Items 1.10, 2.03,
3.02, 3.03 and 9.01, relating to (i) the execution of a Securities Purchase
Agreement ("Securities Purchase Agreement") to acquire all of the capital stock of American Household, Inc. upon the terms and subject to the conditions contained in the Securities Purchase Agreement ("AHI Acquisition"); (ii)
entering into a Purchase Agreement with Warburg Pincus Private Equity VIII, L.P.
("Warburg Pincus"), pursuant to which the Company agreed to sell, and Warburg
Pincus agreed to purchase, for a total purchase price of $350,000,000: shares of
Series B Convertible Participating Preferred Stock, shares of Series C Mandatory
Convertible Participating Preferred Stock, and shares of Jarden's common stock;
and (iii) the Company receiving a Commitment Letter, from Citicorp USA, Inc. and
Canadian Imperial Bank of Commerce to provide senior secured credit facilities to finance the AHI Acquisition, certain related costs and for other corporate purposes.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 JARDEN CORPORATION

Date: November 8, 2004           By:   /s/ Ian G.H. Ashken
                                       -------------------
                                       Ian G.H. Ashken
                                       Vice Chairman,
                                       Chief Financial Officer and Secretary

