Form 10-K
period 2004-12-31
JARDEN CORP
filed 2005-03-02
CIK 895655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

      AS OF JUNE 30, 2004, THE AGGREGATE MARKET VALUE OF VOTING COMMON STOCK
HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $791.8 MILLION BASED UPON THE
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
PERSONS FILING A SCHEDULE 13D WITH THE SECURITIES AND EXCHANGE COMMISSION IN
RESPECT TO REGISTRANT'S COMMON STOCK WHO HOLD 10% OR MORE OF THE REGISTRANT'S
OUTSTANDING COMMON STOCK, HAVE BEEN DEEMED, SOLELY FOR THE PURPOSE OF THE
FOREGOING CALCULATION, TO BE "AFFILIATES" OF THE REGISTRANT.

      THERE WERE 29,092,334 SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK,
PAR VALUE $.01 PER SHARE, AS OF FEBRUARY 18, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

      CERTAIN INFORMATION REQUIRED FOR PART III OF THIS REPORT WILL BE SET FORTH
IN AND, INCORPORATED HEREIN BY REFERENCE TO THE COMPANY'S DEFINITIVE PROXY
STATEMENT FOR THE 2005 ANNUAL MEETING OF STOCKHOLDERS, WHICH IS ANTICIPATED TO
BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A
NOT LATER THAN 120 DAYS FOLLOWING THE END OF THE COMPANY'S FISCAL YEAR ENDED
DECEMBER 31, 2004.

                               JARDEN CORPORATION
                               INDEX TO FORM 10-K

PART I                                                                                                         PAGE

PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases

PART III

Item 10.      Directors and Executive Officers of the Registrant   ...........................................   81
Item 11.      Executive Compensation     .....................................................................   81
Item 12.      Security Ownership of Certain Beneficial Owners and Management..................................   81
Item 13.      Certain Relationships and Related Transactions..................................................   81
Item 14.      Principal Accountant Fees and Services..........................................................   81

PART IV

PART I

ITEM 1. BUSINESS

     Jarden Corporation was reincorporated in the State of Delaware in December
2001, having been originally incorporated in the State of Indiana in 1991. We are a global provider of a diversified array of branded consumer products marketed under well-known brand names including Ball(R), Bee(R), Bicycle(R),
Campingaz(R), Coleman(R), Crawford(R), Diamond(R), First Alert(R), FoodSaver(R),
Forster(R), Health o meter(R), Hoyle(R), Kerr(R), Lehigh(R), Leslie-Locke(R),
Loew-Cornell(R), Mr. Coffee(R), Oster(R), Sunbeam(R) and VillaWare(R). Our
growth strategy of acquiring businesses with highly recognized brands, innovative products and multi-channel distribution has resulted in significant growth in revenue and earnings.

     We have achieved leading market positions in a number of categories by selling branded products through a variety of distribution channels, including club, department store, drug, grocery, mass merchant, sporting goods and specialty retailers as well as direct to consumers. By leveraging our strong brand portfolio, category management expertise and superior customer service, we have established and continue to maintain long-term relationships with leading retailers within these channels. For example, we have serviced Wal-Mart and Home
Depot since their openings in 1962 and 1978, respectively, and are currently category manager at these and other retailers in certain categories. Moreover, several of our leading brands, such as Ball(R) jars, Coleman(R) lanterns,
Diamond(R) kitchen matches and Bicycle(R) playing cards have been in continuous use for over 100 years. We continue to strive to expand our existing customer relationships and attract new customers by introducing new product line extensions and entering new product categories.

     On January 24, 2005, we acquired American Household, Inc., a leading designer, manufacturer and marketer of branded household and outdoor leisure consumer products in both domestic and international markets through its two principal businesses, The Coleman Company, Inc. and Sunbeam Products, Inc.
Coleman sells principally outdoor leisure and camping products, and Sunbeam
Products sells principally household kitchen appliances, personal care and wellness products for home use and home safety equipment. American Household's principal brands, which include Sunbeam(R), Oster(R), Campingaz(R), Coleman(R),
First Alert(R), Health o meter(R) and Mr. Coffee(R), have high levels of brand name recognition among consumers. For a more detailed description of the acquisition of American Household, please see "--Recent Developments" and
"--History of American Household" below.

     We operate three primary business segments: branded consumables, consumer solutions and outdoor solutions. Our branded consumables products include many household staples under well known brand names such as Ball(R), Bicycle(R),
Diamond(R), Forster(R), Lehigh(R), Leslie-Locke(R) and Loew-Cornell(R), all of
which were included as part of the branded consumables segment prior to our acquisition of American Household. With the acquisition of American Household we have added the First Alert(R), Health o meter(R), Mr. Coffee(R), Oster(R) and
Sunbeam(R) branded products to our consumer solutions segment and established a strong market position in the camping equipment and outdoor living industry, under the Campingaz(R) and Coleman(R) brand names within our newly-formed
"outdoor solutions" business segment. We also operate several other businesses that manufacture, market and distribute a wide variety of plastic products, including jar closures, contact lens packaging, plastic cutlery, refrigerator door liners, surgical devices and syringes, as well as zinc strip and fabricated zinc products. Many of our plastic products are consumable in nature or represent components of consumer products. Due to the size of these businesses, they will be grouped in and their results and assets will be included in the
"other" category of our segment information in our SEC filings for periods after the American Household acquisition.

Branded Consumables. We manufacture or source, market and distribute a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples including arts and crafts paint brushes, children's card games, clothespins, collectible tins, craft items, food preparation kits, home canning jars, jar closures, kitchen matches, other craft items, plastic cutlery, playing cards and accessories, rope, cord and twine, storage and workshop accessories, toothpicks and other accessories. This segment markets its products

under the Aviator(R), Ball(R), Bee(R), Bernardin(R), Bicycle(R), Crawford(R),
Diamond(R), Forster(R), Hoyle(R), Kerr(R), Lehigh(R), Leslie-Locke(R) and
Loew-Cornell(R) brand names, among others.

Consumer Solutions. We manufacture or source, market and distribute an array of innovative consumer products that are designed to enhance consumers lives by enhancing sleep, health, personal care, cooking and other daily necessities with market-leading products such as coffee makers, bedding, home vacuum packaging machines, smoke and carbon monoxide alarms, heating pads, and personal and animal grooming products, as well as related consumable products. We sell kitchen products under the well known FoodSaver(R), Mr. Coffee(R), Oster(R),
Sunbeam(R) and VillaWare(R) brand names. Home safety products are sold under the
First Alert(R) and BRK(R) brand names, while personal care and grooming products are sold under the Health o meter(R), Sunbeam(R) and Oster(R) brand names.

Outdoor Solutions. We manufacture or source, market and distribute consumer leisure products worldwide under the Campingaz(R) and Coleman(R) brand names for use outside the home or away from the home, such as products for camping, backpacking, tailgating, backyard grilling and other outdoor activities.

Other. In addition to the three primary business segments described above, our other business segment consists primarily of our plastic consumables business, which manufactures, markets and distributes a wide variety of consumer and medical plastic products for customers and our other primary business segments, and our zinc strip business, which is the largest producer of zinc strip and fabricated products in North America, including low denomination coinage. The plastic products include closures, contact lens packaging, plastic cutlery, refrigerator door liners, surgical devices and syringes. Many of our plastic products are consumable in nature or represent components of consumer products.

COMPETITIVE STRENGTHS

     We believe that the following competitive strengths serve as a foundation for our growth strategy:

Market Leadership Positions. In North America, we are a leader in several targeted consumer categories including camping gear, cordage, home canning, home vacuum packaging, matches and toothpicks, playing cards, retail plastic cutlery, selected small kitchen appliances, warming blankets and a number of other branded consumer products. We believe that the specialized nature of our niche categories, and our leading market shares therein, provide us with competitive advantages in terms of demand from major retailers and enhanced brand awareness.
We believe our market leadership positions contribute to our ability to attract new customers and enter new distribution channels.

     We believe our Ball(R) brand is synonymous with home canning. We are either the named category manager, sole supplier or one of a very limited number of vendors to the dominant retailers in the rope, cord and twine product lines. In the playing card industry, our branded consumables segment is the leading provider of playing cards under the Bee(R), Bicycle(R) and Hoyle(R) brands. We created the home vacuum packaging category at most of our retailers and continue to lead the category by providing innovation and marketing tools to promote the
FoodSaver(R) brand and home vacuum packaging to consumers. As a leading provider of small kitchen appliances, we work directly with retailers, often as the category "captain", to identify and support consumer's needs. Our Mr. Coffee(R),
Sunbeam(R) and Oster(R) brands hold leading positions in a number of small electric categories including automatic drip coffee makers, blenders and hand mixers. Our Coleman(R) and Campingaz(R) brands are widely recognized domestically, in Europe and in the Pacific Rim, and we are a leader in a number of camping and outdoor equipment product categories, including airbeds, lanterns and stoves.

Strong Brand Name Recognition. We have built a portfolio of leading consumer brands, which assists us in gaining retail shelf space and introducing new products. The Ball(R) brand has been in continuous use for over 100 years and is well recognized within the home food preservation market while the Bicycle(R)
playing card brand has been in continuous production since 1885. In the United
States, we believe Kerr(R) is also a widely-recognized home canning brand while
Bernardin(R) is the leading home canning brand in Canada. We believe Diamond(R)
and

Forster(R) are the leading brands in plastic cutlery, kitchen matches and toothpicks for use in and around the home. We also believe our FoodSaver(R)
brand is a household name in home vacuum packaging systems. In addition, Bee(R),
Bicycle(R) and Hoyle(R) are leading brands with strong brand awareness and with a significant share in the playing card category. The Coleman(R), Sunbeam(R) and
Mr. Coffee(R) brands are highly recognized brands in their respective market segments. Overall, we believe our strong brand recognition and consumer awareness, coupled with the long-standing quality of our products, results in significant customer loyalty.

Comprehensive Product Offering. We provide retailers with a comprehensive portfolio of consumer products across multiple categories, which adds diversity to our revenues and cash flows. Within these categories, we service the needs of a wide range of consumers and satisfy their different tastes, preferences and budgets. Through our branded consumables segment, we offer a range of branded products to serve the value, mid-tier and premium price points. Additionally, branded consumables offers kitchen matches, retail plastic cutlery and toothpicks of various counts, sizes and durability as well as leading card products in each pricing category and a broad portfolio of card and gaming accessories. Branded consumables also offers a diversified portfolio of consumer products to the home improvement industry, including cordage (e.g. ropes and twines), home storage and organization hardware, workshop accessories and security screen doors and fencing. We believe our consumer solutions segment, through our existing FoodSaver(R) and VillaWare(R) brands, along with the recently purchased Mr. Coffee(R), Oster(R) and Sunbeam(R) brands, is well positioned in the kitchen appliances category to take advantage of a "good, better, best" strategy in order to target consumers with various levels of price sensitivity and product sophistication. Within this segment we also offer to the home safety market a complete product offering to both consumers and professional installers under the First Alert(R) and BRK(R) brands, respectively. In addition, with products ranging from lanterns to coolers to outdoor fireplaces, Coleman(R) and Campingaz(R) are leading global camping and outdoor lifestyle brands with comprehensive product offerings in numerous categories. We believe our ability to serve retailers with a broad array of branded products and introduce new products will continue to allow us to further penetrate existing customers.

Long-Term Customer Relationships. We have established and continue to maintain strong relationships with our retail customers based, in part, on our portfolio of leading brands, superior customer service and product innovation. We are the named category manager for various products including home canning, camping, coffeemakers and seasonal bedding at key retailers, including Wal-Mart, Home
Depot and Lowe's. We are the leading supplier for other products for which there is no named category manager such as cord and twine, home safety products, playing cards, and scales. In addition, we have maintained relationships for more than 10 years with virtually all of our key customers. We provide marketing, technical and service support to our retail customers by assisting with category management, in-store merchandising and customized packaging. We also offer end users a broad array of services including product warranties, toll-free customer service numbers and web sites featuring extensive customer service information.

Recurring Revenue Stream. We derive recurring and, we believe, annually stable sales from many of our leading products due to their affordability and position as fundamental staples within many households. Our jar closures, kitchen matches, plastic cutlery, rope, cord and twine and toothpicks are consumable in nature and exemplify these traits. Moreover, we believe that as the installed base of FoodSaver(R) appliances increases, our patented disposable storage bags and related accessories used with the FoodSaver(R) appliances will constitute an increasing percentage of total FoodSaver(R) revenues. In each of the last six years the sales of consumable bags and accessories as a percentage of total net sales of FoodSaver's(R) products has increased. We believe the acquisition of
American Household provides additional sources of recurring revenue, such as replacement blades for our grooming and sheering business, replacement propane and fuel tanks for our camping business and coffee filters for our Mr. Coffee(R)
coffee machine products.

Expertise in Successfully Identifying and Executing Complementary Acquisitions.
We believe we have expertise in identifying and acquiring businesses or brands that complement our existing product portfolio. We are opportunistic in identifying acquisition candidates that can provide category leading product offerings to be sold through our existing distribution channels or introducing new distribution channels for our existing products. This expertise has previously resulted in several important strategic acquisitions of complementary businesses, including

Tilia, Diamond Brands, Lehigh, United States Playing Card Company and American
Household, which have helped build our portfolio of consumer products and strengthened our distribution channels. We believe that our acquisition expertise uniquely positions us to take advantage of future opportunities to acquire complementary businesses or brands.

     We believe the January 2005 acquisition of American Household provides benefits to us similar to our previous complimentary acquisitions, but on a much larger scale. As a result of the acquisition, we have become a leader in a variety of branded, consumer product segments in which we did not previously participate (e.g. a broad range of small kitchen appliances, warming blankets, grooming and shearing products and camping equipment) while also increasing our international presence through the Sunbeam(R) and Coleman(R) channels of distribution.

Low Cost Manufacturing. We focus on executing manufacturing programs involving large volumes with superior efficiencies, low cost and high quality. We organize the production runs of our branded consumables product lines to minimize the number of manufacturing functions and the frequency of material handling. We also utilize, where practical, a flexible process which uses cellular manufacturing to allow a continuous flow of parts with minimal set up time. Our efficient and automated plastic cutlery manufacturing operations enable us to produce, count and package plastic cutlery ready for retail distribution with minimal labor costs. In our Cincinnati, Ohio facility, which we acquired through our acquisition of United States Playing Card Company, we use a manufacturing process which results in a superior card stock and quality "snap," "slip" and
"shuffle" that we believe distinguishes our products from the competition.

     We also utilize an efficient outsourced manufacturing network of suppliers for certain of our branded consumables and consumer solutions products. Many of these relationships are long-term, affording us increased flexibility and stability in our operations. Our FoodSaver(R) appliances, bags and accessories are sourced through several facilities throughout Asia and the United States.
This diverse network allows us to maintain multiple sources of quality products while keeping price points competitive.

     In 2003, and continuing in 2004, American Household implemented a series of cost-saving initiatives that rationalized certain operating facilities for products in the consumer solutions and outdoor solutions segments, as well as increased outsourcing of certain small kitchen appliances and camping products.

Proprietary and Patented Technology. We believe that we have proprietary expertise in the design, development and manufacture of certain of our products supported by patented technology, affording us a competitive advantage and enabling us to maintain our market leading positions. We own patents on our
FoodSaver(R) home vacuum packaging systems and on the bags used for vacuum sealing. We believe this patent protection and our well-developed manufacturing relationships have enabled us to become a market leader within the home vacuum packaging category. For our home canning products, we have developed a proprietary two-piece closure system incorporating a plastisol sealant that differentiates our jar lids from those of competitors. For our playing card manufacturing process, we have a proprietary method that is employed to manufacture card stock and coating, which gives our products the unique "snap,"
"slip" and "shuffle" users demand for playing cards.

Proven and Incentivized Management Team. Our management team has a proven track record of successful management with positive operating and shareholder results.
Our management team is led by Martin E. Franklin, our Chairman and Chief
Executive Officer, and Ian G.H. Ashken, our Vice Chairman and Chief Financial
Officer, both of whom joined Jarden in 2001 and who collectively beneficially own approximately 9% of our common stock. In addition, each of our operating businesses is managed by professionals with an average of over 20 years of experience. Moreover, in 2003, we hired James E. Lillie to the newly created positions of President and Chief Operating Officer to oversee day-to-day operations and operational synergies of new acquisitions. Mr. Lillie's recent background includes three years as the Executive Vice President of Operations for Moore Corporation Limited.

GROWTH STRATEGY

      Our objective is to increase profitability, cash flow and revenue while growing our position as a leading manufacturer, marketer and distributor of branded consumer products used in and around the home and home away from home.
Our strategy for achieving these objectives includes the following key elements:

Further Penetrate Existing Distribution Channels. We will seek to further penetrate existing distribution channels to drive organic growth by capitalizing on our strong existing customer relationships and attracting new customers. We intend to further penetrate existing customers by continuing to:

     o    provide quality products;

     o    efficiently and consistently fulfill logistical requirements and volume demands;

     o    provide comprehensive product support from design to after-market customer service;

     o    cross-sell our brands across various business segments to our extensive combined customer bases; and

     o    leverage Coleman's and Sunbeam's strong established European, Latin
          American and Pacific Rim distribution channels.

     As a result of our cross-selling initiatives, for example, FoodSaver(R)
products are now being sold through the grocery and hardware channels.
Similarly, certain food preparation kits have been sold directly to consumers using consumer solutions' expertise. Furthermore, we believe there is an opportunity to sell Lehigh(R) rope and garage storage products under the
Coleman(R) and Campingaz(R) brands or Diamond(R) products under or co-branded with the First Alert(R) and Coleman(R) brands. We intend to attract new customers through our portfolio of leading brands, innovative products and superior customer service.

Introduce New Products. To drive organic growth from our existing businesses, we intend to continue to leverage our strong brand names, customer relationships and proven capacity for innovation to develop new products and product extensions in each of our major product categories. For example, we recently introduced our Loew-Cornell(R) soft comfort art brushes, handheld WineSaver(TM),
World Poker Tour(TM) poker sets and Diamond(R) Signature Series plastic cutlery.

     We are developing several new product lines within the playing cards business that bundle cards, rules and poker chips into a wide assortment of travel cases and gift boxes. This product line also includes the World Poker
Tour(TM) brand. As part of this development, we have become the sole licensed vendor for World Poker Tour(TM) cards and poker chips. We believe the addition of American Household's brands to our portfolio results in a variety of co-branding and cross-selling opportunities with the potential to introduce numerous new products in a variety of categories.

Further Expand Internationally. Historically, we have operated primarily in
North America while establishing a limited presence internationally. In 2004, actual sales outside of North America represented less than 6% of sales. The integration of American Household provides an immediate distribution opportunity in Europe, the Pacific Rim and Latin America. We intend to expand our international sales primarily by leveraging these distribution channel opportunities for certain of our existing products and by pursuing strategic cross selling or co-branding in our foreign businesses with established complementary distribution channels. We believe American Household's strong international distribution network will assist us in placing FoodSaver(R) and other of our products into foreign channels and increase the rate at which our products assimilate themselves into homes in the European, the Pacific Rim and
Latin American markets.

     We expect that our acquisition of American Household, which derived more than 25% of its sales internationally, will provide us with a strong foothold to drive increased international sales of our other products.

Pursue Strategic Acquisitions. We anticipate that the fragmented nature of the consumer products market will continue to provide opportunities for growth through strategic acquisitions of complementary businesses. Our acquisition strategy will continue to focus on businesses or brands with product offerings that provide expansion into related categories and can be marketed through our existing distribution channels or provide us with new distribution channels for our existing products, thereby increasing marketing and distribution efficiencies. Furthermore, we seek acquisition candidates that demonstrate a combination of attractive margins, strong cash flow characteristics, category leading positions and products that generate recurring revenue. We anticipate that future acquisitions will be financed through a combination of cash on hand, operating cash flow, availability under our existing credit facilities and new capital market offerings.

BRANDED CONSUMABLES

      On February 7, 2003, we acquired substantially all of the assets of
Diamond Brands International, Inc. and its subsidiaries, which we refer to collectively as Diamond Brands, a leading provider of plastic cutlery, clothespins, kitchen matches and toothpicks. On September 2, 2003, we acquired all of the issued and outstanding stock of Lehigh Consumer Products Corporation and its subsidiary, which we refer to collectively as Lehigh, the largest supplier of rope, cord and twine for the U.S. consumer marketplace and a leader in innovative storage and organization products and workshop accessories for the home and garage as well as products in the security screen door and ornamental metal fencing market.

     On June 28, 2004, we completed our acquisition of United States Playing
Card Company, a leading manufacturer and distributor of playing cards and a leader in marketing children's card games, collectible tins, puzzles and card accessories for the North American retail market and the largest supplier of premium playing cards to casinos worldwide. Its brands include Aviator(R),
Bee(R), Bicycle(R), and Hoyle(R). With the United States Playing Card Company
acquisition, we also acquired Naipes Heraclio Fournier, S.A., a leading playing card manufacturer in Europe.

      We manufacture, market and distribute a broad line of branded products that includes cordage, home canning, matches and toothpicks, playing cards, and retail plastic cutlery marketed under the well-known Ball(R), Bee(R),
Bernardin(R), Bicycle(R), Diamond(R), Forster(R), Hoyle(R), Kerr(R), Lehigh(R)
and Leslie-Locke(R) brand names, among others. We distribute our branded consumable products through grocery, mass merchant, hardware and specialty retail customers and deliver these products to thousands of "ship to" locations.

      We sell a variety of branded consumable products detailed below:

Selected Owned and Licensed Brands            Selected Products
----------------------------------            -----------------

Ball(R), Bernardin(R) and Kerr(R)             Home canning jars in various
                                              sizes, consumable decorative and
                                              functional lids, food preparation
                                              kits and home canning accessories

Aviator(R), Bee(R), Bicycle(R) and Hoyle(R)   Playing cards, card accessories
                                              and collectible tins

Diamond(R) and Forster(R)                     Kitchen matches, plastic cutlery,
                                              toothpicks, clothespins, wood
                                              craft items, fire starters, book
                                              matches and straws

Lehigh(R) and Crawford(R)                     Ropes in synthetic and natural
                                              fiber, clotheslines and related
                                              hardware, twines and rubber tie
                                              downs

Loew-Cornell(R), Forster(R) and Woodsies(R)   Arts and crafts paintbrushes and
                                              other craft items

Storehorse(R), Crawford(R) and
Leslie-Locke(R)                               Metal and plastic sawhorses,
                                              multi-purpose

                                              workbenches, garage storage and
                                              organization products, security
                                              screen doors and ornamental metal
                                              fencing and related products

Customers

      We have long-standing relationships with a diverse group of retail, wholesale and institutional customers in North America. We sell through a wide variety of retail formats, including grocery stores, mass merchants, department stores, value retailers, home improvement stores and craft stores. Our principal branded consumable customers include Home Depot, Kroger / Fred Meyer, Lowe's,
SuperValue and Wal-Mart, among others.

Sales and Marketing

      For our branded consumables sales efforts we utilize internal sales, marketing and customer service staff, supported by a network of outside sales representatives. Regional sales managers are organized by geographic area and, in some cases, customers, and are responsible for customer relations management, pricing and distribution strategies, and sales generation. Our customer-specific organized sales staff includes individuals focused on key customers such as Home
Depot, Lowe's and Wal-Mart and also key customer groups such as casinos. Our marketing and sales departments work closely together to develop pricing and distribution strategies and to design packaging and develop product line extensions and new products. In the home improvement market, our sales and marketing staff is supplemented by independent sales representative organizations, which provide in-store merchandising services and assist the store personnel with stocking, promotional programs and shelf set maintenance.

      We have employed a two-tier marketing strategy for our line of home canning and plastic cutlery products. The Ball(R), Kerr(R), Diamond(R) and
Forster(R) brand names are marketed as premium and specialty products. For the more price-conscious consumer, we have positioned Golden Harvest(R) and Lady
Dianne(R) as our value-priced brands, which have allowed us to minimize the cannibalization of our family of products by lower-priced, discount store brands. Also, for our plastic cutlery products we manufacture certain private label products.

Distribution and Fulfillment

      We distribute our branded consumable products through a number of in-house distribution centers and third party warehouses throughout North America.
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

      We manufacture kitchen matches, toothpicks and craft items at our Cloquet,
Minnesota location. The plant purchases local wood that we convert into veneer, from which we saw, stamp and mold the various wood shapes. The shapes are dried and polished to prepare them for packing. The kitchen match products are put through a secondary manufacturing process to apply the match head and prepare it for packing and shipping to our customers.

      We manufacture products for the home improvement industry utilizing U.S.,
Mexican and Asian-based manufacturing. North American manufacturing is utilized for shorter runs and special orders. We operate facilities in Macungie,
Pennsylvania; Compton, California; and Merida, Mexico. Our Asian sourcing is comprised of several long-standing sourcing relationships. We have long-standing strategic alliances with several Asian contract manufacturers that have proven to be reliable sources.

      We manufacture playing card decks at our facilities in Cincinnati, Ohio and Vitoria, Spain. All North American production is manufactured in Cincinnati and in most cases shipped direct to the customer. We do maintain inventory at a third party distribution warehouse in Las Vegas to insure that casino demand is met. The Spain manufacturing plant services most of our European and Middle
Eastern customers.

Raw Materials and Sourcing of Product

      Most of our glass canning jars and wood pulp for playing cards are supplied under multi-year supply agreements with primary vendors which assist us in achieving attractive pricing taking into consideration our volumes. Such glass and wood pulp materials are currently also available from other sources at competitive prices. The tin plate, nylon, metal, paper and resin used in the manufacture of our branded consumables are supplied by multiple vendors and are currently available from a variety of sources at competitive prices. Our wood is also supplied by multiple vendors and is readily available to our wood manufacturing plants from local suppliers. Our plastic cutlery is sourced from our other segment.

      Historically, the raw materials and components that are necessary for the manufacture of our products have been available in the quantities that we require. We believe the acquisition of American Household provides an opportunity to integrate and leverage our combined purchasing of shared commodities, resulting in cost savings for our businesses.

Intellectual Property

      We believe that none of our active trademarks or patents is essential to the successful operation of our business as a whole. However, one or more trademarks may be material in relation to individual products or product lines such as our rights to use the Ball(R), Bee(R), Bernardin(R), Bicycle(R),
Crawford(R), Diamond(R), Forster(R), Hoyle(R), Kerr(R), Lehigh(R),
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

      We also have exclusive licensing agreements for brands such as Disney(R),
Harley-Davidson(R), Mattel(R), World Poker Tour(TM) and NASCAR(R) to manufacture and distribute playing cards under those brand names.

Competition

      Although we are a leading provider of home canning products, kitchen matches, retail plastic cutlery, toothpicks, playing cards, rope, cord and twines in the United States, we have direct competitors in most of our niche markets. In addition to direct competitors, in the market for home canning we compete with companies who specialize in other food preservation mediums such as freezing and dehydration. The market for plastic cutlery is extremely price sensitive and our competitors include Far East and domestic suppliers. Our competition in the market for rope, cord and twine includes Wellington, Peerless and Bevis. In the market for playing cards our competition includes Angel,
Cardinal Carta Mundi, Gemaco, Patch Products, Paul-Son, and a number of other manufacturers located in China. Because of the significant investment in our
North American manufacturing facilities, established Asian sourcing capabilities and efficient distribution platform, we believe we have become a low-cost supplier of rope, cord, and twines, and playing cards and accessories to our retail customer base, which we believe gives us a competitive advantage.

Seasonality

      Sales of our home canning products generally reflect the pattern of the growing season, and retail sales of our plastic cutlery are concentrated in the summer months and holiday periods. Sales of our home improvement products are concentrated in the spring and summer months. Sales of all these products may be negatively impacted by unfavorable weather conditions and other market trends.
Periods of drought, for example, may adversely affect the supply and price of fruit, vegetables, and other foods available for home canning. Sales of playing cards and arts and crafts are not, generally, very seasonally concentrated.

CONSUMER SOLUTIONS

      On April 24, 2002, we acquired the business of Tilia International, Inc.
and its subsidiaries, which we refer to collectively as Tilia.

      On January 24, 2005, we acquired American Household, Inc., which we refer to as American Household, a leading global designer, manufacturer and marketer of branded durable household consumer products in both domestic and international markets. One of its subsidiaries, Sunbeam Products, Inc., which we refer to as Sunbeam, is now included in our consumer solutions segment. Sunbeam manufactures, markets, and distributes a diverse line of household products, including kitchen appliances, personal care and wellness products for home use, and home safety equipment, primarily to consumers through department stores, specialty retailers, and mass merchants. Sunbeam maintains a strong portfolio of globally recognized brands including BRK(R), First Alert(R), Health o meter(R),
Mr. Coffee(R), Oster(R) and Sunbeam(R).

      We manufacture or source, market and distribute a diverse array of innovative kitchen and other household products primarily to consumers through department stores, specialty retailers, and mass merchants. Our strong portfolio of well known brands includes the BRK(R), First Alert(R), FoodSaver(R), Health o meter(R), Mr. Coffee(R), Oster(R), Sunbeam(R) and VillaWare(R) brand names. We believe that the FoodSaver(R) vacuum packaging system is superior to more conventional means of food packaging, including freezer and storage bags and plastic containers, in preventing dehydration, rancidity, mold, freezer burn and hardening of food. The original FoodSaver(R) product was successfully launched through infomercials and has since expanded its distribution channels to be based primarily on retail customers. In addition to machines, we market and distribute an expanding line of proprietary bags and bag rolls for use with
FoodSaver(R) machines which represent a recurring revenue source, along with accessories including canisters, jar sealers and wine stoppers. Under the
VillaWare(R) brand name, we provide high-end kitchen products, such as panini grills, smoothie makers and waffle makers, primarily to the specialty gourmet market. Through our BRK(R), First Alert(R), Health o meter(R), Mr. Coffee(R),
Oster(R) and Sunbeam(R) brand names our principal products include clippers and trimmers for professional use in the beauty and barber and animal segments;
electric blankets and throws; home safety products principally consisting of consumer fire and carbon monoxide detectors, as well as fire extinguishers;
household kitchen appliances, such as blenders, coffee makers, irons, mixers, toasters, and toaster ovens; personal care and wellness products consisting of health products for home use; products for the hospitality industry; and scales for consumer use. We believe we hold one of the leading positions in most of our principal markets.

      We believe that with the acquisition of American Household's diverse product offerings, our consumer solutions sales are well diversified with respect to both geography and distribution channel. We sell a variety of branded household products detailed below:

Principal Owned Brands                     Principal Products
----------------------                     ------------------

First Alert(R) and BRK(R)                  Home safety products

FoodSaver(R)                               Home vacuum packaging

Health at Home(R) and Health o meter(R)    Personal care and health monitoring
                                           products

Mr. Coffee(R)                              Coffee Makers

Sunbeam(R) and Oster(R)                    Small appliances and personal care
                                           products

VillaWare(R)                               Specialty kitchen products

Customers

      We sell our small kitchen appliances, including home vacuum packaging machines, and our home safety products and personal care and wellness products through a diverse group of leading wholesale and retail customers in North
America and distributors around the world. Our vacuum sealing products have penetrated traditional retail channels including mass merchants and specialty retailers in the United States and select international locations and are also sold through direct-to-consumer channels, primarily infomercials. Small kitchen appliances are sold worldwide, including in Latin America and Europe, through retail channels including mass merchants, specialty retailers and department stores. Home safety products are sold through mass retailers such as Wal-Mart, professional retailers such as home centers, direct-to-customer such as homebuilders and to wholesalers. Our leading retail customers in the consumer solutions segment include Costco, Kohl's, Sam's, Target and Wal-Mart, among others.

Sales and Marketing

      Our vacuum packaging sales efforts are led by our internal sales force, which manages house accounts and oversees independent manufacturer representatives. We also sell directly to the consumer through television infomercials, the Internet and other direct-to-consumer promotions. In addition to generating direct sales, the infomercials serve as an advertising tool creating awareness and demand at retail stores for the product line. Our marketing and sales departments work closely together to develop customized product line and pricing strategies to meet our customers' specialized needs.
Our marketing department is implementing a strategy designed to drive sustained growth over the next few years. Advertising and brand-building programs will extend beyond infomercials. We believe that new product innovation will increasingly capitalize on consumer segmentation opportunities in vacuum packaging and in other food preservation categories. We believe that our retail position will be reinforced by channel marketing initiatives that optimize category volume and profitability for retailers. We intend to expand direct marketing activities to reinforce the brand loyalty and usage rates for bags and accessories.

      Small kitchen appliances, home safety and personal care and wellness products have an internal sales force and marketing department that focus their efforts in those markets that require high levels of precision, quality and engineering expertise. The team dedicates resources across the organization to focus on developing brands. The sales force is allocated by geographic region:
United States, Canada, Latin America and Europe with sub-groups to sell different product lines. We operate in an integrated model with the business and operational teams to ensure consistency and fulfillment of marketing strategy and establish direction for the growth priorities of the brands. Advertising and brand building promotions include public relations impressions, print advertisements, movie co-promotions, consumer contests, demonstrations and educational events at trade shows and strategic partnerships with public safety campaigns.

      In addition to brand development, we have an extensive licensing strategy to extend the reach of the brands across categories, geographies and strategic product extensions. We believe that utilizing licensing generates high value consumer impressions that are aligned with the strategic objectives of the brands and enhances emotional relevance of the product. Sunbeam(R) is among the leading licensed housewares brands in the industry.

Distribution and Fulfillment

      We utilize a combination of third party and owned warehouses in the United
States, Canada, Latin America and Europe to distribute our consumer solutions products.

Manufacturing

      Our research and development department designs and engineers home vacuum packaging in the United States, sets strict engineering specifications for the third-party manufacturers and ensures our proprietary manufacturing expertise despite outsourced production. We maintain control over all critical production molds. In

order to ensure the quality and consistency of our products manufactured by third party manufacturers in Asia, we employ a team of inspectors who examine the products we purchase on site at the factories. Products are currently sourced through multiple key suppliers in China, Taiwan, Korea and the United
States.

      Small kitchen appliances, home safety and personal care and wellness products are developed, designed and tested at sites around the world. The products are manufactured in owned and leased facilities in the United States,
Mexico and Venezuela and through third-party sourcing. In order to ensure the quality and consistency of our products manufactured by third party manufacturers in Asia, we have sourcing facilities including product development, project management and quality support in Hong Kong and the mainland of China. We are in the process of rationalizing our facilities worldwide.

Intellectual Property

      The principal trademarks in our consumer solutions segment consist of
BRK(R), First Alert(R), FoodSaver(R), Health o meter(R), Mr. Coffee(R),
Oster(R), and Sunbeam(R). Our other brands used include Health at Home(R),
Mixmaster(R), Osterizer(R), Hydrosurge(R), and Blanket with a Brain(R). We believe our principal trademarks have high levels of brand name recognition among retailers and consumers. In addition, we believe our brands have an established reputation for quality, reliability and value. We monitor and protect our brands against infringement, and we actively pursue the licensing of our trademarks to third parties for products that complement our product lines or businesses. We also hold numerous design and utility patents covering a wide variety of products, the loss of any one of which would likely not have a material adverse effect on our business taken as a whole.

     On April 1, 2004, our subsidiaries, Tilia, Inc. and Tilia International,
Inc., entered into a license and settlement agreement with Applica Incorporated and Applica Consumer Products, Inc. (collectively "Applica"), to resolve patent infringement litigation that we initiated and which was pending in federal court in Miami and before the International Trade Commission in Washington, D.C. As
part of the license and settlement agreement, Applica agreed to pay us royalties for using our vacuum sealing technology. In addition, Applica agreed to not contest the validity of our previously disputed patents and to settle any future disputes over product infringement by arbitration. Both parties have agreed to keep specific terms of the license and settlement agreement, including the terms of the license, confidential. By virtue of the license and settlement agreement, the parties have mutually agreed to settle all of their various claims in the relevant proceedings, including claims for antitrust violations against us. We continue to pursue related patent infringement claims against ZeroPack Co. Ltd.
In December 2004, Tilia won at arbitration a patent infringement claim against
Applica involving two new vacuum sealing machines that they had been planning to introduce.

Competition

     The markets in which we operate are generally highly competitive, based primarily on product quality, product innovation, price and customer service and support, although the degree and nature of such competition vary by location and product line.

      Our FoodSaver(R) appliances and bags compete with marketers of
"conventional" food storage solutions, such as non-vacuum plastic bags and containers. In addition, our competitors include other manufacturers of home sealing appliances that heat- or vacuum-seal bags. As household penetration of home vacuum packaging systems has increased, more competitors have entered the market. As such, the market has become more price and feature sensitive. There are also several companies that manufacture industrial and commercial vacuum packaging products, but we do not believe that these manufacturers have attempted to enter the household marketplace in any meaningful way.

     In the general, more mature small household appliance category outside of home vacuum packaging, our key competitors in the United States and Canada include Applica Incorporated (maker of Black & Decker(R) branded products),
Cuisinart(R), Kitchen Aid(R), NACCO (maker of Hamilton Beach(R) and
Proctor-Silex(R) branded products) and Salton(R). In heated bedding products, our primary competitor is Biddeford. In scales, vaporizers and humidifiers, the key competitors include Holmes, Homedics(R)/Metro-Taylor,
Honeywell/Kaz and private label brands. Our key competitors for clippers, trimmers and accessories for professional users include Andis(R) and Wahl. The primary competitor to our hospitality business is Proctor-Silex(R). Our key competitors in the home safety business include Kidde (maker of Kidde(R),
Nighthawk(R), and Fryenetics(R) branded products), Maple Chase (maker of
FireX(R) branded products) and USI Industries.

Seasonality

     Sales of our consumer solutions products generally are strongest in the fourth quarter preceding the holiday season and may be negatively impacted by unfavorable retail conditions and other market trends.

OUTDOOR SOLUTIONS

     As part of our acquisition of American Household, we acquired The Coleman
Company, Inc., which we refer to as Coleman, a leading, worldwide manufacturer and marketer of outdoor recreation products, offering an array of products that includes camping equipment such as tents, lanterns, foldable furniture, sleeping bags, camping stoves; propane fuel; air mattresses; coolers; gas and charcoal grills; insect control devices; and backyard furniture primarily under the
Coleman(R) and Campingaz(R) brand names. Coleman is part of our outdoor solutions segment.

     We manufacture, market, and distribute a complete line of camping and outdoor activity products. We are a leading provider of airbeds, coolers, grills, lanterns, sleeping bags, tents and other related products. Camping and outdoor activity products are distributed globally under the Coleman(R) brand, primarily in the United States, Canada and the Pacific Rim, and under the
Campingaz(R) brand internationally, primarily in Europe, through mass merchants, sporting goods/specialty camping stores, and other retail locations.

Customers

     We distribute our products globally through mass merchandisers; specialty retail, including sporting goods and specialty camping stores; club stores;
wholesalers and our owned network of Coleman Outlet Stores. The "store-in-store"
concept at sporting goods specialty retailers has resulted in increased sales to the channel. We have strong relationships with a number of our key customers including serving as category captain for Wal-Mart. Other large customers include Kmart, Lowe's, Sports Authority and Target.

Sales and Marketing

     Our internal sales force and marketing department focus our efforts in those markets that require high levels of precision, quality and engineering expertise. The sales force is allocated by geographic region: United States,
Canada, the Pacific Rim and Europe, with sub-groups to sell different product lines.

     We focus on positioning Coleman as an outdoor lifestyle brand by creating products to service the outdoor enthusiasts' broad spectrum of needs. We are involved in a new packaging design to create a unique look for products. In addition, we are investing in brand research and market research. We also utilize promotions including Camp Wal-Mart and public relations campaigns.

     In addition to brand development, we have an extensive licensing strategy to enhance brand exposure and brand equity through appropriate product extensions, while generating incremental revenue and goodwill. We believe we have an objective and targeted image of high quality and excellent value.
Coleman has over 17 years of experience as a licensor and approximately 40 licensees of the Coleman(R) brand.

Distribution and Fulfillment

     We have sales administration offices, warehouse and distribution facilities in the United States, Europe, the Middle East, Japan and Australia. We also use third party warehouses and logistical services. We sell our products directly to international customers in certain other markets through our sales force, independent

distributors and commissioned sales representatives.

Manufacturing

     We manufacture our products at three facilities in the United States, two facilities in Europe and through third-party sourcing, primarily in Asia. We are in the process of closing a production facility in Lyon, France and transitioning product manufacturing to third-party sources in Asia. In order to ensure the quality and consistency of our products manufactured by third party manufacturers in Asia, we have an Asian sourcing facility including product development, project management and quality support in Hong Kong and China.

Raw Materials and Sourcing of Product

     Our primary raw materials include aluminum, copper, corrugated cardboard for packaging, electrical components, plastic resin, propane gas, steel and various textiles and fabrics. The raw materials used in the manufacture of our products are generally available from numerous suppliers in quantities sufficient to meet normal requirements. Resin is a key raw material component in outdoor solution products. We purchase resin from regular commercial sources of supply and, in most cases, multiple sources. The supply and demand for resins is subject to cyclical and other market factors. The segment's other key raw material is propane gas which we purchase from regular commercial sources of supply and, in most cases, multiple sources.

     We also purchase a substantial number of finished products from various suppliers, but are not dependent upon a single supplier for a material amount of sourced product.

Intellectual Property

     The principal trademarks consist of Coleman(R) and Campingaz(R). Other trademarks in this segment include Coleman Exponent(R) and Roadtrip(TM). We believe our principal trademarks in the outdoor solutions segment have high levels of brand name recognition among retailers and consumers throughout North
America, Latin America, Europe and Asia. In addition, we believe our brands have an established reputation for quality, reliability and value. We monitor and protect our brands against infringement, and we actively pursue the licensing of our trademarks to third parties for products that complement our product lines or businesses. We hold numerous design and utility patents covering a wide variety of products, the loss of any of which would likely not have a material adverse effect on our business as a whole.

Competition

     The markets in which our outdoor solutions business operates are generally highly competitive, based primarily on product quality, product innovation, price and customer service and support, although the degree and nature of such competition vary by location and product line. Our largest competitors include
Igloo Corporation, Intex Corporation, VF Corporation (maker of North Face(R),
Jansport(R) and Eastpack(R) branded products), Johnson Outdoors (maker of
Eureka(R), Silva(R), Old Town(R) and other brands), Kellwood Company (maker of
American Recreation Products(R), Eddie Bauer(R) camping products, Kelty(R),
Wenzel(R), Sierra(R), Slumberjack(R) and other brands) and North Pole(R). In addition to branded products, we regularly compete against the private label brands of retailers. In order to protect our business and margins, we are undergoing extensive corporate restructuring, transitions in sourcing and new product development designed to allow us to compete effectively and maintain our strong position in the market.

Seasonality

     Sales of our outdoor solutions products are generally seasonal, with the strongest sales in the first and second quarters of the calendar year. Sales of these products may be negatively impacted by unfavorable weather conditions and other market trends.

OTHER

     In addition to the three primary business segments described above, we manufacture, market and distribute a wide variety of plastic products including closures, contact lens packaging, plastic cutlery, refrigerator door liners, surgical devices and syringes. Many of these products are consumable in nature or represent components of consumer products. We also are the largest North
American producer of niche products fabricated from solid zinc strip and are the sole source supplier of copper plated zinc penny blanks to both the United
States Mint and the Royal Canadian Mint as well as a supplier of low denomination coinage to other international markets. In addition, we manufacture a line of industrial zinc products marketed globally for use in the plumbing, automotive, electrical component and architectural markets, and the
Lifejacket(R) Cathodic Protection System.

      We sell our plastic products primarily to major companies in the healthcare and consumer products industries. Our leading customers include CIBA
Vision, Johnson & Johnson and Whirlpool. We also supply plastic products and parts to both our branded consumables (plastic cutlery and closures) and consumer solutions (plastic containers) segments. We sell our zinc products to the United States Mint, the Royal Canadian Mint and other international markets, and in the plumbing, automotive, electrical component and architectural markets.

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

ENVIRONMENTAL MATTERS

     Our operations are subject to Federal, state and local environmental and health and safety laws and regulations, including those that impose workplace standards and regulate the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of materials and substances including solid and hazardous wastes. We believe that we are in material compliance with such laws and regulations. Further, the cost of maintaining compliance has not, and we believe, in the future, will not, have a material adverse effect on our business, results of operations and financial condition. Due to the nature of our operations and the frequently changing nature of environmental compliance standards and technology, we cannot predict with any certainty that future material capital or operating expenditures will not be required in order to comply with applicable environmental laws and regulations.

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

EMPLOYEES

     We employ approximately 9,200 people in the United States, Latin America, the Pacific Rim, Canada and Europe. Approximately 380 union workers are covered by four collective bargaining agreements at four of our U.S. facilities. These agreements expire at our jar closure facility (Muncie, Indiana) in October 2006, at our kitchen match and toothpick manufacturing facility (Cloquet, Minnesota)
in February 2008, at our metals facility (Greeneville, Tennessee) in October
2007 and at our fire extinguisher plant (Aurora, Illinois) in May 2007.

Additionally, approximately 165 employees at our Legutiano, Spain manufacturing facility, 90 employees at our Lyon, France facility, 75 employees at our
Barquisemeto, Venezuela facility and 500 employees at our Acuna, Mexico facility are unionized.

     We have not experienced a work stoppage during the past five years except for brief stoppages in 2004 in Lyon, France in connection with our restructurings at that location. Management believes that its relationships with our employees and collective bargaining unions are satisfactory.

BACKLOG

     As of December 31, 2004, the branded consumables and consumer solutions segments had a backlog of orders of $7.0 million and $2.1 million, respectively.
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

RECENT DEVELOPMENTS

     On January 24, 2005, we acquired American Household, Inc., a leading global consumer products company that designs, manufactures and markets a diverse portfolio of consumer products. Through its subsidiaries, American Household produces a diverse array of products including blenders, camping stoves, coffeemakers, coolers, irons, lanterns, scales, sleeping bags, smoke alarms, tents and toasters under well-known brand names such as BRK(R), Campingaz(R),
Coleman(R), First Alert(R), Health o meter(R), Mr. Coffee(R), Oster(R) and
Sunbeam(R). Pursuant to the terms of a Securities Purchase Agreement, dated
September 19, 2004, we acquired American Household for $745.6 million in cash for the equity and the repayment of approximately $100 million of debt after deducting seller expenses.

      For additional information about the history of American Household, see
"--History of American Household" below.

HISTORY OF AMERICAN HOUSEHOLD

     American Household was organized in 1989 as Sunbeam-Oster Company, Inc. In
September 1990, Sunbeam-Oster and certain of its subsidiaries acquired the assets and assumed certain liabilities, through reorganization, of Allegheny
International, Inc. Sunbeam-Oster completed a public offering of its common stock in August 1992 and changed its name from Sunbeam-Oster Company, Inc. to
Sunbeam Corporation in May 1995. In December 2002, Sunbeam Corporation changed its name to American Household, Inc.

     On February 6, 2001, American Household (then known as Sunbeam Corporation)
and substantially all of its domestic subsidiaries filed for relief under
Chapter 11 of the United States Bankruptcy Code. The bankruptcy filing was the result of high levels of leverage used to finance a series of acquisitions, significant litigation exposure from litigation arising out of the events and practices under the tenure of prior management, a general reduction in retailer purchases as retailers sought to reduce their inventories due to the slowing economy, and reduced sales of certain outdoor products which had unusually high sales during 1999 due to Year 2000 concerns. On December 18, 2002, Sunbeam
Corporation and its subsidiaries consummated their plans of reorganization and emerged from Chapter 11 proceedings.

WEB SITE ACCESS DISCLOSURE

     Our internet web site address is http://www.jarden.com. We make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act
of 1934, as amended, and the proxy statement for our annual meeting of stockholders, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange
Commission. In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our web site, by the end of the business day after filing.

     Our web site also includes the following corporate governance materials, at the tab "Governance": our Business Conduct and Ethics Policy; our Board
Governance and Conduct Policy; our Management and Board of Directors; our
Committee Composition; our Insider Transactions; and the charters of our Board committees. These corporate governance materials are also available in print upon request by any stockholder to our Investor Relations department at our corporate headquarters.

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

     Our executive corporate headquarters is located at 555 Theodore Fremd
Avenue, Rye, NY 10580, and our telephone number is (914) 967-9400.

ITEM 2.  PROPERTIES

     The Company's properties are well maintained, considered adequate and being utilized for their intended purposes. Information regarding the approximate size of principal manufacturing, warehousing and office facilities is provided below:

                                                                                         Approximate
Location                      Type of Use                          Business Segment      Square Foot     Owned/Leased
--------                      -----------                          ----------------      -----------     ------------

Cincinnati, Ohio              Manufacturing/Warehousing/Offices    Branded Consumables   1,080,000       Owned/Leased
Muncie, Indiana               Manufacturing/Warehousing/Offices    Branded Consumables   331,000         Owned/Leased
Cloquet, Minnesota            Manufacturing                        Branded Consumables   290,000         Owned
Kansas City, Missouri         Warehousing                          Branded Consumables   286,000         Leased
Macungie, Pennsylvania        Manufacturing/Warehousing/Offices    Branded Consumables   270,000         Leased
Compton, California           Manufacturing/Warehousing            Branded Consumables   222,000         Leased
Wilton, Maine                 Warehousing                          Branded Consumables   155,000         Owned
Merida, Mexico                Manufacturing/Warehousing/Offices    Branded Consumables   127,000         Owned/Leased
Vitoria, Spain                Manufacturing/Warehousing/Offices    Branded Consumables   71,000          Owned
Teaneck, New Jersey           Warehousing/Offices                  Branded Consumables   50,000          Leased
Neosho, Missouri              Warehousing                          Consumer Solutions    1,818,000       Owned
Waynesboro, Mississippi       Manufacturing                        Consumer Solutions    894,000         Leased
Barquisimeto, Venezuela       Manufacturing                        Consumer Solutions    195,000         Owned
McMinnville, Tennessee        Manufacturing                        Consumer Solutions    169,000         Leased
Juarez, Mexico                Manufacturing                        Consumer Solutions    150,000         Leased
Mississauga, Ontario          Warehousing                          Consumer Solutions    137,000         Leased
Cleveland, Ohio               Warehousing                          Consumer Solutions    127,000         Leased
Acuna, Mexico                 Manufacturing                        Consumer Solutions    110,000         Owned
Aurora, Illinois              Manufacturing/Offices                Consumer Solutions    104,000         Leased
Boca Raton, Florida           Offices                              Consumer Solutions    101,000         Leased
San Francisco, California     Offices                              Consumer Solutions    49,000          Leased
Wichita, Kansas               Manufacturing/Warehousing/Offices    Outdoor Solutions     1,366,000       Owned
New Braunfels, Texas          Manufacturing                        Outdoor Solutions     345,000         Owned
St. Genis Laval, France       Manufacturing/Warehousing/Offices    Outdoor Solutions     282,000         Owned/Leased
Corbas, France                Warehousing                          Outdoor Solutions     165,000         Leased
Maize, Kansas                 Manufacturing                        Outdoor Solutions     116,000         Owned
Centenaro di Lonato, Italy    Manufacturing/Warehousing/Offices    Outdoor Solutions     77,000          Owned
Greeneville, Tennessee        Manufacturing/Warehousing/Offices    Other                 347,000         Owned
Fort Smith, Arkansas          Manufacturing/Warehousing            Other                 179,000         Owned/Leased
Tupper Lake, New York         Manufacturing/Warehousing            Other                 130,000         Owned
East Wilton, Maine            Manufacturing/Warehousing            Other                 79,000          Owned
Reedsville, Pennsylvania      Manufacturing/Warehousing            Other                 65,000          Owned
Springfield, Missouri         Manufacturing/Warehousing            Other                 63,000          Owned/Leased
Greenville, South Carolina    Manufacturing/Warehousing/Offices    Other                 49,000          Owned
Rye, New York                 Executive offices                    -----                  7,000           Leased

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. In addition, the Environmental Protection Agency has designated the Company as a potentially responsible party, along with numerous other companies, for the clean up of several hazardous waste sites. Based on currently available information, the Company does not believe that the disposition of any of the legal or environmental disputes the Company is currently involved in will have a material adverse effect upon the financial condition, results of operations, cash flows or competitive position of the Company. It is possible, that as additional information becomes available, the impact on the Company of an adverse determination could have a different effect.

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

     The executive officers of the Company are as follows:

     Martin E. Franklin, age 40, is Chairman and Chief Executive Officer of the
Company. Mr. Franklin was appointed to the Board of Directors on June 25, 2001 and became Chairman and Chief Executive Officer effective September 24, 2001.
Mr. Franklin is also a principal and executive officer of a number of private investment entities. Mr. Franklin was the Chairman of the Board of Directors of
Bolle, Inc. from February 1997 until February 2000. Mr. Franklin has previously held positions as Chairman and Chief Executive Officer of Lumen Technologies,
Inc. from May 1996 to December 1998, and Benson Eyecare Corporation from October
1992 to May 1996. Since January 2002, Mr. Franklin has served as the non-executive Chairman of the Board and a director of Find/SVP, Inc., a Nasdaq
OTC Bulletin Board company. Mr. Franklin also serves as a director of Apollo
Investment Corporation.

     Ian G.H. Ashken, age 44, is Vice Chairman, Chief Financial Officer and
Secretary of the Company. Mr. Ashken was appointed to the Board of Directors on
June 25, 2001 and became Vice Chairman, Chief Financial Officer and Secretary effective September 24, 2001. Mr. Ashken is also a principal and executive officer of a number of private investment entities. Mr. Ashken was the Vice
Chairman of the Board of Directors of Bolle, Inc. from December 1998 until
February 2000. From February 1997 until his appointment as Vice Chairman, Mr.
Ashken was the Chief Financial Officer and a director of Bolle. Mr. Ashken previously held positions as Chief Financial Officer and a director of Lumen
Technologies, Inc. from May 1996 to December 1998 and Benson Eyecare Corporation
from October 1992 to May 1996.

      James E. Lillie, age 43, is President and Chief Operating Officer of the
Company. Mr. Lillie joined the Company in August 2003 as Chief Operating Officer and assumed the additional title and responsibilities of President, effective
January 2004. From 2000 to 2003, Mr. Lillie served as Executive Vice President of Operations at Moore Corporation, Limited, a diversified commercial printing and business communications company. From 1999 to 2000, Mr. Lillie served as
Executive Vice President of Operations at Walter Industries, Inc., a Kohlberg,
Kravis, Roberts & Company (KKR) portfolio company. From 1990 to 1999, Mr. Lillie held a succession of managerial human resources, manufacturing, finance and operations positions at World Color, Inc., another KKR portfolio company.

     Desiree DeStefano, age 37, is Executive Vice President of Finance and
Treasurer of the Company. From 2003 to January 2005, Ms. DeStefano served as
Senior Vice President of the Company. Ms. DeStefano joined the Company as Chief
Transition Officer and Vice President in 2001. From 2000 to 2001, Ms. DeStefano
served as Chief Financial Officer of Sports Capital Partners, a private equity investment fund. Ms. DeStefano served as Vice President of Bolle, Inc. from 1998 to 2000. From 1996 to 1998, Ms. DeStefano was Vice President of Lumen
Technologies, Inc. and prior to that, Ms. DeStefano held similar positions at
Benson Eyecare Corporation and was an audit senior at Price Waterhouse LLP.

     J. David Tolbert, age 44, is Senior Vice President, Human Resources and
Corporate Risk of the Company. From October 1998 to January 2005, Mr. Tolbert
served as Vice President, Human Resources and Administration of the Company.
From April 1997 to October 1998, Mr. Tolbert served as Vice President, Human
Resources and Corporate Risk of the Company. From October 1993 to April 1997,
Mr. Tolbert served as Director of Human Resources of the Company. Since joining
Ball Corporation in 1987, Mr. Tolbert served in various human resource and operating positions of Ball's and the Company's former Plastic Packaging division.

     Our executive officers serve at the discretion of our Board of Directors.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASE OF EQUITY SECURITIES

MARKET FOR REGISTRANT'S COMMON EQUITY

     Jarden Corporation's ("Jarden") common stock is traded on the New York
Stock Exchange under the symbol "JAH." As of February 18, 2005, there were approximately 3,249 holders of record of the Company's common stock. On February
18, 2005, the last recorded sales price of the Company's common stock was
$44.59. Jarden currently does not and does not intend to pay cash dividends on its common stock in the foreseeable future, and is restricted from doing so under the terms of its credit facility and the indenture governing its senior subordinated notes (see "Management's Discussion and Analysis of Financial
Condition and Results of Operations"). Cash generated from operations will be used for general corporate purposes, including acquisitions and supporting organic growth.

     The table below sets forth the high and low sales prices of the Company's common stock as reported on the New York Stock Exchange for the periods indicated:

                      FIRST          SECOND         THIRD         FOURTH
                     QUARTER         QUARTER       QUARTER        QUARTER
                 --------------- -------------- ------------- --------------
2004
----
High...........        $ 36.97        $ 39.97       $ 39.15        $ 44.21
Low............        $ 27.52        $ 31.75       $ 29.90        $ 33.02
                 --------------- -------------- ------------- --------------
2003
----
High...........        $ 18.83        $ 21.79       $ 26.84        $ 28.79
Low............        $ 14.57        $ 16.97       $ 17.67        $ 23.38
                 --------------- -------------- ------------- --------------

EQUITY COMPENSATION PLAN INFORMATION

     Information regarding Jarden's equity compensation plans, including both stockholder approved plans and plans not approved by stockholders, is set forth in the section entitled "Executive Compensation-- Equity Compensation Plan
Information" in Jarden's Proxy Statement, to be filed within 120 days after the
Company's fiscal year end of December 31, 2004 (the "Proxy Statement"), which information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables set forth our selected financial data as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. The selected financial data set forth below has been derived from our audited consolidated financial statements and related notes thereto where applicable for the respective fiscal years. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition
and Results of Operations" as well as our consolidated financial statements and notes thereto. These historical results are not necessarily indicative of the results to be expected in the future. The results of Tilia, Diamond Brands,
Lehigh and USPC are included from April 1, 2002, February 1, 2003, September 2,
2003, and June 28, 2004, respectively. Certain reclassifications have been made in the Company's financial statements of prior years to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------------------------------
                                           2004            2003            2002             2001             2000
                                          (a)(b)          (c)(d)          (e)(f)            (g)               (h)
                                       ------------    ------------    ------------    -------------    -------------
                                                      (dollars in thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Net sales.......................         $838,609        $587,657        $367,104        $ 304,276         $356,123
Costs and expenses:
     Cost of sales..............          563,210         374,614         223,663          237,357          280,671
     Selling, general and
      administrative expenses...          146,901         119,760          78,332           47,829           49,686
     Restricted stock charges...           32,415          21,833               -                -                -
     Goodwill amortization......                -               -               -            5,153            6,404
     Special charges and
      reorganization expenses (i).              -               -               -            4,978              380
     Loss on divestiture of assets
      and product lines.........                -               -               -          122,887                -
                                       ------------    ------------    ------------    -------------    -------------
Operating earnings (loss).......           96,083          71,450          65,109         (113,928)          18,982
Interest expense, net...........           27,608          19,184          12,611           11,791           11,917
Income tax provision (benefit)..           26,041          20,488          16,189          (40,443)           2,402
Minority interest in gain (loss) of
   consolidated subsidiary......                -               -               -              153             (259)
                                       ------------    ------------    ------------    -------------    -------------
Net income (loss)...............         $ 42,434        $ 31,778        $ 36,309        $ (85,429)        $  4,922
                                       ============    ============    ============    =============    =============
Basic earnings (loss) per share.         $   1.55        $   1.40        $   1.74        $  (4.47)         $   0.26
Diluted earnings (loss) per share        $   1.49        $   1.35        $   1.68        $  (4.47)         $   0.26

                                                        AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------------------------------
                                          2004            2003            2002             2001             2000
                                         (a)(b)          (c)(d)          (e)(f)            (g)               (h)
                                       ------------    ------------    ------------    -------------    -------------
                                                                  (dollars in thousands)
OTHER FINANCIAL DATA:

EBITDA (j)........................     $  115,258      $   86,495        $ 75,110       $ (95,284)         $ 40,552
Cash flows from operations (k)....         70,415          73,821          71,013           39,857           19,144
Depreciation and amortization.....         19,175          15,045          10,001           18,797           21,311
Capital expenditures..............         10,761          12,822           9,277            9,707           13,637

BALANCE SHEET DATA:
Cash and cash equivalents.........     $   20,665      $  125,400        $ 56,779       $    6,376         $  3,303
Working capital (m)...............        181,371         242,039         101,557            8,035           22,975
Total assets......................      1,042,381         759,674         366,765          162,234          310,429
Total debt........................        487,451         387,382         216,955           84,875          137,060
Total stockholders' equity........        333,951         249,905          76,764           35,129          118,221

(a) 2004 includes a non-cash restricted stock charge of $32.4 million. As a result, the Company's operating earnings and earnings before interest, taxes, depreciation and amortization ("EBITDA") (see item (j) below) of $96.1 million and $115.3 million, respectively, were each reduced by such amount. Also, the
Company's net income of $42.4 million included a reduction of $20.0 million reflecting the amount of the non-cash restricted stock charge, net of related tax benefit. Given that the Company's diluted weighted average shares for the year were 28.5 million, the non-cash restricted stock charge, net of related tax benefits also reduced the Company's diluted earnings per share by $0.71.

(b) The results of USPC are included from June 28, 2004.

(c) 2003 includes a non-cash restricted stock charge of $21.8 million. As a result, the Company's operating earnings and earnings before interest, taxes, depreciation and amortization ("EBITDA") (see item (j) below) of $71.5 million and $86.5 million, respectively, were each reduced by such amount. Also, the
Company's net income of $31.8 million included a reduction of $13.3 million reflecting the amount of the non-cash restricted stock charge, net of related tax benefit. Given that the Company's diluted weighted average shares for the year were 23.5 million, the non-cash restricted stock charge, net of related tax benefits also reduced the Company's diluted earnings per share by $0.56.

(d) The results of Diamond Brands and Lehigh are included from February 1, 2003 and September 2, 2003, respectively.

(e) The results of Tilia are included from April 1, 2002.

(f) 2002 includes a net release of a $4.4 million tax valuation allowance. As a result, the Company's net income of $36.3 million included the benefit of this release. Given that the Company's diluted weighted average shares for the year were 21.6 million, the net release of the tax valuation allowance, improved the
Company's diluted earnings per share by $0.20.

(g) 2001 includes a $121.1 million pretax loss on the sale of thermoforming assets, a $2.3 million pretax charge associated with corporate restructuring, a
$1.4 million pretax loss on the sale of the Company's interest in Microlin, LLC,
$2.6 million of pretax separation costs related to the management reorganization, $1.4 million of pretax costs to evaluate strategic options, $1.4 million of pretax costs to exit facilities, a $2.4 million pretax charge for stock option compensation, $4.1 million of pretax income associated with the discharge of deferred compensation obligations and a $1.0 million pretax gain related to an insurance recovery.

(h) 2000 includes $1.6 million of pretax income associated with the reduction in long-term performance-based compensation, $1.4 million in pretax litigation charges, net of recoveries and $0.6 million of pretax costs to evaluate strategic options.

(i) Special charges and reorganization expenses, net were comprised of costs to evaluate strategic options, discharge of deferred compensation obligations, separation costs for former officers, stock option compensation, corporate restructuring costs, costs to exit facilities, reduction of long-term performance based compensation, litigation charges and items related to our divested thermoforming operations.

(j) For the years ended December 31, 2004 and 2003, EBITDA includes non-cash restricted stock charges of $32.4 million and $21.8 million, respectively. For the year ended December 31, 2001, EBITDA includes a $122.9 million loss on divestiture of assets and product lines. EBITDA, a non-GAAP financial measure, is presented in this Form 10-K because the Company's credit facility and senior subordinated notes contain financial and other covenants which are based on or refer to the Company's EBITDA. In this regard, GAAP refers to generally accepted accounting principles in the United States. Additionally, EBITDA is a basis upon which our management assesses financial performance and we believe it is frequently used by securities analysts, investors and other interested parties in measuring the operating performance and creditworthiness of companies with comparable market capitalization to the Company, many of which present EBITDA when reporting their results. Furthermore, EBITDA is one of the factors used to determine the total amount of bonuses available to be awarded to executive officers and other employees. EBITDA is widely used by the Company to evaluate potential acquisition candidates. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Because of these limitations, EBITDA should not be considered a primary measure of the Company's performance and should be reviewed in conjunction with, and not as substitute for, financial measurements prepared in accordance with GAAP that are presented in this Form 10-K. A reconciliation of the calculation of EBITDA, is presented below.

(k) For the year ended December 31, 2002, cash flows from operations included
$38.6 million of income tax refunds resulting primarily from the 2001 loss on divestiture of assets.

(m) Working capital is defined as current assets (including cash and cash equivalents) less current liabilities.

Reconciliation of non-GAAP Measure

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------------------------------
                                          2004            2003            2002             2001             2000
                                       ------------    ------------    ------------    -------------    -------------
                                                                  (dollars in thousands)

Net income........................       $ 42,434        $ 31,778        $ 36,309        $ (85,429)        $  4,922
Income tax provision (benefit)....         26,041          20,488          16,189         (40,443)            2,402
Interest expense, net.............         27,608          19,184          12,611           11,791           11,917
Depreciation and amortization.....         19,175          15,045          10,001           18,797           21,311
                                       ------------    ------------    ------------    -------------    -------------
EBITDA............................       $115,258        $ 86,495        $ 75,110        $ (95,284)       $  40,552
                                       ============    ============    ============    =============    =============

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

OVERVIEW

     We are a leading provider of market leading branded consumer products used in and around the home marketed under well-known brand names including Ball(R),
Bee(R), Bicycle(R), Crawford(R), Diamond(R), FoodSaver(R), Forster(R), Hoyle(R),
Kerr(R), Lehigh(R), Leslie-Locke(R), Loew-Cornell(R) and VillaWare(R). As a
result of our acquisition of American Household, Inc. ("AHI") on January 24,
2005 ("AHI Acquisition") we also provide global consumer products through the
Campingaz(R), Coleman(R), First Alert(R), Health o meter(R), Mr. Coffee(R),
Oster(R) and Sunbeam(R) brands (see "Recent Developments"). See Item 1. Business and Note 5. Business Segment Information in Item 8. Financial Statements and
Supplementary Data, both included herein, for a discussion of each of our segment's products.

Results of Operations

     o    Our net sales increased by $251.0 million in 2004 or, in percentage terms, by 42.7% over 2003;

     o    Our operating income increased from $71.5 million in 2003 to $96.1 million in 2004 or, in percentage terms, by 34.5% over the prior year.
          Such increase was after non-cash restricted stock charges in 2004 and
          2003 of $32.4 million and $21.8 million, respectively, which had the effect of reducing our operating income reported under generally accepted accounting principles in the United States ("GAAP") in both years;

     o    Our net income increased from $31.8 million in 2003 to $42.4 million in 2004 or, in percentage terms, by 33.5% over the prior year. Such increase was after non-cash restricted stock charges, net of related tax benefits, in 2004 and 2003 of $20.0 million and $13.3 million, respectively, which had the effect of reducing our net income reported under GAAP in both years;

     o    Our diluted earnings per share increased from $1.35 in 2003 to $1.49 in 2004 or, in percentage terms, by 10.4% over the prior year. Given our diluted weighted average shares outstanding in 2004 and 2003 of
          28.5 million and 23.5 million, respectively, the effect of the non-cash restricted stock charges discussed above was to reduce our diluted earnings per share amounts reported under GAAP by $0.71 and
          $0.56 in 2004 and 2003, respectively; and

     o    The increases to our net sales, operating income, net income and diluted earnings per share discussed above, are principally the result of acquisitions we completed in 2004 and 2003, which are described in
          "Acquisition Activities" below. In addition, on an overall basis we had organic growth of approximately 5% in 2004.

Liquidity and Capital Resources

     o    In taking advantage of cash on hand to partially fund the acquisitions of Bicycle Holding, Inc. and its wholly-owned subsidiary United States
          Playing Card Company (collectively "USPC" and "USPC Acquisition") and to fund the acquisition of Loew-Cornell, Inc. ("Loew-Cornell" and
          "Loew-Cornell Acquisition"), our liquidity, as measured by cash and cash equivalents on hand and availability under our debt facility was lower at December 31, 2004 than at December 31, 2003;

     o    We ended 2004 with a lower net debt-to-total capitalization ratio than as of December 31, 2003 due to a significant increase in our market capitalization, which was only partially offset by the additional debt incurred to partially fund the USPC Acquisition;

     o    We increased total stockholders equity to approximately $334.0 million at December 31, 2004 from approximately $249.9 million at December 31,
          2003, primarily due to net income and restricted common stock issuances;

     o    Cash flow generated from operations was approximately $70.4 million in
          2004 compared to $73.8 million in December 31, 2003. The decrease of
          $3.4 million was principally due to an increase in working capital, partially offset by an increase of $17.4 million in cash operating income;

     o    As of December 31, 2004, we had $20.7 million of cash and cash equivalents on hand and nothing drawn down under our revolving credit facility; and

     o    On January 24, 2005 we completed our acquisition of AHI, a privately held company, for approximately $745.6 million in cash for the equity and the repayment of approximately $100 million of indebtedness ("AHI
          Acquisition"). The AHI Acquisition was funded through a combination of new debt and equity financing (see "Financial Condition, Liquidity and
          Capital Resources" and "Recent Developments").

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
financial statements.

ACQUISITION ACTIVITIES

      We have grown through strategic acquisitions of complementary businesses and expanding sales of our existing brands. Our strategy to achieve future growth is through internal growth as well as to consider future acquisitions of businesses or brands that complement our existing product portfolio (see "Recent
Developments" below).

2004 Activity

      On June 28, 2004 we acquired approximately 75.4% of the issued and outstanding stock of USPC and subsequently acquired the remaining 24.6% pursuant to a put/call agreement ("Put/Call Agreement") on October 4, 2004. USPC is a
manufacturer and distributor of playing cards and related games and accessories.
USPC's portfolio of owned brands includes Aviator(R), Bee(R), Bicycle(R) and
Hoyle(R). In addition, USPC has an extensive list of licensed brands, including
Disney(R), Harley-Davidson(R), Mattel(R), NASCAR(R) and World Poker Tour(TM).
USPC's international holdings include Naipes Heraclio Fournier, S.A., a leading playing card manufacturer in Europe. The aggregate purchase price was approximately $237.9 million, including transaction expenses and deferred consideration amounts. The cash portion of the purchase price funded on June 28,
2004 was financed using a combination of cash on hand, new debt financing (see discussion in "Financial Condition, Liquidity and Capital Resources" below) and borrowings under our existing revolving credit facility. The cash portion of the
October 4, 2004 exercise of the Put/Call Agreement was funded by a combination of cash on hand and borrowings under our existing revolving credit facility.

      As of December 31, 2004, in connection with the USPC Acquisition, we had accrued approximately $20 million of deferred consideration for purposes of guaranteeing potential indemnification liabilities of the sellers, of which $10 million is included as part of Deferred Consideration for Acquisitions on our
Consolidated Balance Sheet. The remaining $10 million is included in Other
Non-current Liabilities on our Consolidated Balance Sheet. The holdback amount is secured by a stand-by letter of credit under our senior credit facility.

      We also accrued approximately $3.0 million for a planned and ongoing restructuring related to USPC. In addition, the USPC Acquisition includes an earn-out provision with a potential payment in cash of up to $2 million and an additional potential payment of up to $8 million (for a potential total of up to
$10 million) in either cash or our common stock, at our sole discretion, payable in 2007, provided that certain earnings performance targets are met. If paid, we expect to capitalize the cost of the earn-out. USPC is included in our branded consumables segment from June 28, 2004.

      During the first quarter of 2004, we completed the tuck-in acquisition of
Loew-Cornell. Loew-Cornell is a leading marketer and distributor of paintbrushes and other arts and crafts products. The Loew-Cornell Acquisition includes an earn-out provision with a payment in cash or our common stock, at our sole discretion, based on earnings performance targets. As of December 31, 2004, the outcome of the contingent earn-out is not determinable beyond a reasonable doubt. Therefore, only the prepayment of the contingent consideration ($0.5 million to be paid in equal installments during 2005 and 2006) has been recorded as part of Deferred Consideration for Acquisitions on our Consolidated Balance
Sheet. Loew-Cornell is included in the branded consumables segment from March
18, 2004.

2003 Activity

     On September 2, 2003, we acquired all of the issued and outstanding stock of Lehigh Consumer Products Corporation and its subsidiary ("Lehigh" and the
"Lehigh Acquisition"). Lehigh is a leading supplier of rope, cord, and twine in the U.S. consumer marketplace and a leader in innovative storage and organization products and workshop accessories for the home and garage as well as in the security screen door and ornamental metal fencing market. The purchase price of the transaction was approximately $157.5 million, including transaction expenses. In addition, the Lehigh Acquisition includes a contingent consideration provision with a potential payment in cash or our common stock, at our sole discretion, of up to $25 million payable in 2006, provided that certain earnings performance targets are met. Since this consideration is not payable beyond a reasonable doubt, no amount has been accrued in our Consolidated
Balance Sheet as of December 31, 2004. Lehigh is included in the branded consumables segment from September 2, 2003.

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

      We also completed two tuck-in acquisitions in 2003. In the fourth quarter of 2003, we completed our acquisition of the VillaWare Manufacturing Company
("VillaWare"). VillaWare's results are included in the consumer solutions segment from October 3, 2003. In the second quarter of 2003, we completed our acquisition of O.W.D., Incorporated and Tupper Lake Plastics, Incorporated
(collectively "OWD"). The branded product distribution operation acquired in the acquisition of OWD is included in the branded consumables segment from April 1,
2003. The plastic manufacturing operation acquired in the acquisition of OWD is included in the plastic consumables segment from April 1, 2003.

2002 Activity

      On April 24, 2002, we completed our acquisition of the business of Tilia
International, Inc. and its subsidiaries ("Tilia" and the "Tilia Acquisition").
We acquired the business of Tilia for approximately $145 million in cash and $15 million in seller debt financing. In addition, the Tilia Acquisition includes an earn-out provision with a potential payment in cash or our common stock, at our sole discretion, of up to $25 million payable in 2005, provided that certain earnings performance targets are met. At December 31, 2004, we estimated that the earn-out payment, payable in the second quarter of 2005, could be approximately $17.3 million and we have accrued this amount in Deferred
Consideration for Acquisitions on our Consolidated Balance Sheet. We have capitalized this earn-out accrual into goodwill. Tilia is included in the consumer solutions segment from April 1, 2002.

      Pro forma financial information for 2004 and 2003, relating to the USPC
Acquisition, the Lehigh Acquisition and the Diamond Acquisition has been included in Item 8. Financial Statements and Supplementary Data.

      The results of Loew-Cornell, VillaWare and OWD did not have a material effect on our results for the years ended December 31, 2004 and 2003 and are not included in the pro forma financial information presented in Item 8. Financial
Statements and Supplementary Data.

RESULTS OF OPERATIONS - COMPARING 2004 TO 2003

     We reported net sales of $838.6 million in 2004, a 42.7% increase from net sales of $587.7 million in 2003.

     In 2004, our branded consumables segment reported net sales of $473.1 million compared to $257.9 million in 2003. This increase of 83.5% was principally a result of acquisitions. Excluding the effects of acquisitions, net sales of our branded consumables segment were $7.4 million or 2.9% higher than
2003, principally due to higher home canning sales and home improvement sales.
Our consumer solutions segment reported net sales of $222.2 million compared to
$216.1 million in net sales in 2003. This increase of 2.8% was principally the result of the tuck-in acquisition of VillaWare in the fourth quarter of 2003.
Net sales of our FoodSaver(R) branded machines were lower in 2004 compared to
2003 due to a market shift to lower priced FoodSaver(R) machines, partially offset by sales volume increases for FoodSaver(R) machines and increased bag unit sales.

     In 2004, our plastic consumables segment reported net sales of $128.1 million compared to $109.1 million in 2003. The principal reason for this increase of 17.5% was both an increase in sales of plastic cutlery to our branded consumables segment, as well as a full year effect of these sales due to the addition of the plastic manufacturing business acquired in the Diamond
Acquisition in February 2003. Excluding intercompany sales, net sales for the plastic consumables segment were higher due to increased sales to certain existing OEM customers and new international sales. In 2004, our other segment reported net sales of $67.5 million compared to $42.8 million in 2003. The principal reasons for this increase of 57.7% were a full year's effect on net sales resulting from the effects of purchasing rather than tolling zinc on behalf of certain customers, increases in the price of zinc which were passed through to customers and strength in industrial zinc and low denomination coinage sales.

     We reported operating earnings of $96.1 million in 2004 compared to operating earnings of $71.5 million in 2003. This increase of $24.6 million included non-cash restricted stock charges of approximately $32.4 million and
$21.8 million in 2004 and 2003, respectively. Excluding these non-cash restricted stock charges, our operating earnings would have been 37.8% higher than 2003. The principal reason for this increase was the effect of our 2003 and
2004 acquisitions. Due to the integration of certain of our acquisitions it is no longer possible to compare the operating earnings, exclusive of acquisitions, in the branded consumables segment with the prior year. The operating earnings of our consumer solutions segment decreased by $5.5 million principally due to the sales effects discussed above. The operating earnings of our plastic consumables segment decreased by $2.9 million due to higher plastic resin prices which were not passed through to our branded consumables segment with respect to plastic cutlery products and higher validation costs incurred for new business development projects, partially offset by the sales effects discussed above.
Operating earnings of our other segment increased by $3.5 million due primarily to the sales effects discussed above.

      Gross margin percentages on a consolidated basis decreased to 32.8% in
2004 from 36.3% in 2003. The principal reasons for this decrease are the impact of the acquisitions completed in the last sixteen months which have relatively lower gross margins, higher distribution costs in our branded consumables segment, a shift to lower priced FoodSaver(R) machines in our consumer solutions segment and the effect of the contractual tolling changes in our other segment as discussed above.

      Selling, general and administrative expenses decreased as a percentage of net sales from 20.4% in 2003 to 17.5% in 2004. The decrease in percentage terms was principally due to the inclusion of the acquisitions completed during 2003 and 2004 which have relatively lower selling, general and administrative expenses as a percentage of net sales and to spending not increasing at the same rate as organic growth. The increase in dollar terms, from $119.8 million in
2003 to $146.9 million in 2004, was principally the result of the acquisitions completed during 2003 and 2004, higher sales and marketing expenses in our branded consumables segment and higher validation costs incurred for new business development projects and higher employee compensation costs in our plastic consumables segment, partially offset by lower media spending, lower legal costs and lower employee compensation costs in the consumer solutions segment.

     During the fourth quarters of 2004 and 2003, we recorded non-cash restricted stock charges of approximately $32.4 million and $21.8 million, respectively, relating to the lapsing of restrictions over restricted stock issuances to certain executive officers.

      Net interest expense increased to $27.6 million in 2004 compared to $19.2 million in 2003. This increase was primarily due to higher levels of outstanding debt in 2004 compared to 2003, resulting from the additional debt financing required to fund the acquisitions completed in the last sixteen months.

      Our effective tax rate in 2004 was 38.0% compared to an effective tax rate of 39.2% in 2003.

      Our diluted earnings per share increased from $1.35 in 2003 to $1.49 in
2004 or, in percentage terms, by 10.4% over the prior year. Given our diluted weighted average shares outstanding in 2004 and 2003 of 28.5 million and 23.5 million, respectively, the effect of the non-cash restricted stock charges discussed above was to reduce our diluted earnings per share amounts reported under GAAP by $0.71 and $0.56 in 2004 and 2003, respectively.

RESULTS OF OPERATIONS - COMPARING 2003 TO 2002

      We reported net sales of $587.7 million in 2003, a 60.1% increase from net sales of $367.1 million in 2002.

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

         Our consumer solutions segment reported net sales of $216.1 million in
2003 compared to $145.3 million in net sales in 2002. This increase of 48.7% was principally the result of this segment being acquired in April 2002 and, therefore, net sales for 2003 reflect sales for the full year but net sales for
2002 reflect sales for only nine months of the year. Additionally, the acquisition of VillaWare in the fourth quarter of 2003 contributed to this increase. Furthermore, the year-on-year increase is a result of organic U.S.
retail and international sales growth of over 10% for this segment in the last three quarters of 2003 compared to the same period in 2002.

         In 2003, our plastic consumables segment reported net sales of $109.1 million compared to $70.6 million in 2002. The principal reason for this increase of 54.5% was intercompany sales generated by the addition of the plastic manufacturing business acquired in the Diamond Acquisition. In addition, the intercompany sales resulting from the acquisition of OWD in the second quarter of 2003 also contributed to this increase. Excluding intercompany sales, net sales for the plastic consumables segment increased slightly in 2003 due to higher sales volumes with a number of customers, partially offset by the loss of sales to one large customer and a contractual sales price reduction with another large customer.

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
Excluding this non-cash restricted stock charge, our operating earnings would have been 43.3% higher than 2002. The principal reason for this increase was that the branded consumables segment's operating earnings increased by $18.5 million from 2002 to 2003, due to the addition of the acquired Diamond Brands and Lehigh product lines, as well as an increase in organic operating earnings due to a favorable home canning sales mix resulting from increased sales of premium products. Also, the operating earnings of the consumer solutions segment increased by $10.9 million, principally due to (i) the acquisition of this business in April 2002; (ii) the acquisition of VillaWare in the fourth quarter of 2003 and (iii) increased organic net sales of over 10% in the final three quarters of 2003 relative to the comparable prior year periods, partially offset by increased litigation costs arising from an action that we took against certain competitors who we believe had infringed on our intellectual property.
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
as discussed above.

      Gross margin percentages on a consolidated basis decreased to 36.3% in
2003 from 39.1% in 2002. The primary reason for these lower gross margins is the addition of the relatively lower gross margin Diamond Brands and Lehigh product lines. This effect is partially offset by the benefit of including the higher gross margins of the acquired consumer solutions business for the full year in
2003 but only nine months of the year in 2002.

      Selling, general and administrative expenses increased to $119.8 million in 2003 from $78.3 million in 2002, or, as a percentage of net sales, decreased to 20.4% in 2003 from 21.3% in 2002. The increase in dollar terms was principally the result of the acquisitions completed during 2003 and 2002. Also, the selling, general and administrative expenses increased, in part, due to higher marketing expenditures and legal costs. The decrease in percentage terms was principally due to the addition of the Diamond Brands and Lehigh product lines, which have relatively lower selling, general and administrative expenses as a percentage of net sales compared to those of our consumer solutions segment.

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

      Our net income in 2003 of $31.8 million included a reduction of $13.3 million reflecting the amount of the restricted stock charge discussed above, net of related tax benefit. Given that our diluted weighted average shares in
2003 were 23.5 million, the non-cash restricted stock charge, net of related tax benefits also had the effect of reducing our diluted earnings per share by $0.56 to $1.35. Our net income in 2002 of $36.3 million included the benefit of the valuation allowance release discussed above. Given that our diluted weighted average shares in 2002 were 21.6 million, the net release of the tax valuation allowance had the effect of improving our diluted earnings per share by $0.20 to
$1.68.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

2004 Activity

      During 2004, the following changes were made to our capital resources:

     o    we completed a $116 million add-on to our Term B loan facility ("Term
          B Add-on") under a Second Amended Credit Agreement, to partially fund the USPC Acquisition;

     o    we repaid $5.4 million of seller debt financing;

     o    we issued an aggregate of 955,080 restricted shares of common stock under our 2003 Stock Incentive Plan, of which, in conjunction with the
          AHI transaction, the restrictions on 735,000 of these shares were lapsed at the time of issuance and we accelerated the granting of a further 140,000 of these shares; and

     o    in anticipation of the additional floating rate debt financing required to complete the AHI Acquisition, we entered into two interest rate swaps that converted an aggregate of $300 million of existing floating rate interest payments under our term loan facility for a fixed obligation.

      Specifically, in December 2004, in anticipation of the additional floating rate debt financing required to complete the AHI Acquisition, we entered into two interest rate swaps, effective in January 2005, that converted an aggregate of $300 million of floating rate interest payments under our term loan facility for a fixed obligation. The first interest rate swap, for $150 million of notional value, carries a fixed interest rate of 3.625% per annum for a term of three years. The second interest rate swap, also for $150 million of notional value, carries a fixed interest rate of 4.0675% per annum for a term of five years. The swaps have interest payment dates that are the same as our term loan facilities. The swaps are considered to be cash flow hedges and are also considered to be effective hedges against changes in future interest payments of our floating-rate debt obligations for both tax and accounting purposes. Gains and losses related to the effective portion of the interest rate swap will be reported as a component of other comprehensive income and will be reclassified into earnings in the same period that the hedged transaction affects earnings.
As of December 31, 2004, the fair value of these interest rate swaps, which was unfavorable in the amount of approximately $0.5 million, was included as an unrealized loss in Accumulated Other Comprehensive Income on our Consolidated
Balance Sheet.

      On June 28, 2004, in connection with the USPC Acquisition, we completed our $116 million Term B Add-on under the Second Amended Credit Agreement. The proceeds from the Term B Add-on were used to partially fund the USPC
Acquisition. The spread on the Term B Add-on was 2.25% over London Interbank
Offered Rate ("LIBOR"). Additionally, under this Second Amended Credit
Agreement, the spread on our existing Term B loan facility was reduced from
2.75% over LIBOR to 2.25% over LIBOR.

      The Second Amended Credit Agreement did not significantly change the restrictions on the conduct of our business or the financial covenants required in our previous senior credit facility ("Amended Credit Agreement") (see "2003
Activity" below). The Second Amended Credit Agreement, which matures on April
24, 2008, also did not change the pricing and principal terms of our $70 million revolving credit facility.

      As of December 31, 2004, we had $302.9 million outstanding under our term loan facilities and no outstanding amounts under the revolving credit facility of our Second Amended Credit Agreement. As of December 31, 2004, net
availability under the revolving credit facility was approximately $44.2 million, after deducting $25.8 million of issued letters of credit. The letters of credit outstanding include an amount of approximately $20 million securing a holdback on the USPC Acquisition (see "Acquisition Activities" above). We are required to pay commitment fees on the unused balance of the revolving credit facility.

      As of December 31, 2004, we also had other debt outstanding in the amount of approximately $1.5 million, which principally consists of bank notes that are payable in equal quarterly installments through April 2007 with rates of interest at Euro Interbank Offered Rate plus 1.00%.

      In August 2004, our board of directors ("Board") approved the granting of an aggregate of 140,000 restricted shares of our common stock to three of our executive officers. The restrictions on these shares were to lapse ratably over a three year period commencing January 1, 2005 and would lapse immediately in the event of a change in control.

      Following the signing of the AHI transaction, during October 2004, our
Board amended the terms of all of the 140,000 restricted shares of common stock issued in August 2004 to lapse immediately. Also in conjunction with the AHI transaction, in October 2004, our Board accelerated the granting of an aggregate amount of 735,000 restricted shares of common stock under our 2003
Stock Incentive Plan to two of our executive officers that would otherwise have been granted to these executive officers in 2005-2007 pursuant to such executives' respective employment agreements. The Board approved that the restrictions on these shares lapse upon issuance. We record non-cash compensation expense for our issued and outstanding restricted stock either when the restrictions lapse or ratably over time, when the passage of time is the only restriction. As such, we recorded a non-cash compensation expense for all these restricted stock issuances and restriction lapses of approximately $32.4 million in the fourth quarter of 2004.

      In July 2004, our Board approved a grant of 10,000 restricted shares of our common stock to Mr. Jonathan Franklin, who was a consultant to us and who is a brother of Mr. Martin E. Franklin, our Chairman and Chief Executive Officer.
The restrictions on 5,000 of these shares lapsed immediately and we recorded a non-cash compensation charge based on the fair market value of our common stock on the date of grant. The restrictions on the remaining 5,000 of these shares lapse ratably over a four year period. Non-cash compensation expense is being recognized on these shares based on the market value of our common stock at the time of the lapsing. All of the shares which still have a restriction remaining will have the restrictions lapse immediately upon the event of a change in control.

      In April 2004, we repaid the remaining seller debt financing incurred in connection with the Tilia Acquisition, which included both principal and accrued interest thereon, in the amount of approximately $5.4 million.

      During 2004, we incurred costs in connection with the issuance of the
Second Amended Credit Agreement of approximately $2.3 million.

      In addition, during 2004, we issued 70,080 restricted shares of our common stock to certain other officers and employees under our 2003 Stock Incentive
Plan. The restrictions on 26,750 of these shares will lapse ratably over five years of employment with us. The restrictions on the remaining 43,330 of these shares will lapse upon the latter of either our stock price achieving a volume weighted average of $64 per share for ten consecutive business days or November
1, 2008.

     We issued all of the restricted shares discussed above out of our treasury account.

     2003 Activity

     On September 30, 2003, we completed a public offering ("Offering") of approximately 4.8 million shares of our common stock at $24.67 per share.
Proceeds from the Offering, net of underwriting fees and related expenses, totaled approximately $112.3 million. The net proceeds of the Offering were used for a combination of general corporate purposes, acquisitions and debt repayment.

      During 2003, we amended and restated our existing senior credit facility
("Amended Credit Agreement"). The Amended Credit Agreement provided for up to
$280 million of senior secured loans, consisting of a $70 million revolving credit facility, a $60 million term loan facility, and a new $150 million five-year term loan facility. The new term loan facility bore interest at a rate equal to (i) the Eurodollar Rate (as determined by the Administrative Agent)
pursuant to an agreed formula or (ii) a Base Rate equal to the higher of (a) the
Bank of America prime rate and (b) the federal funds rate plus 0.50%, plus, in each case, an applicable margin of 2.75% per annum for Eurodollar loans and
1.75% per annum for Base Rate loans. The pricing and principal of the revolving credit facility and the previously existing term loan did not change. The revolving credit facility continued to have a $15 million letters of credit sublimit and a $10 million swing line loans sublimit. On September 2, 2003, we drew down the full amount of the new $150 million term loan facility, which funds were used principally to pay the majority of the cash consideration for the Lehigh Acquisition. Our Amended Credit Agreement was scheduled to mature on
April 24, 2008.

      The Amended Credit Agreement contained certain restrictions on the conduct of our business, including, among other things restrictions, generally, on:

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

     o   redeeming or prepaying other debt; and

     o   certain transactions with affiliates.

         The Amended Credit Agreement also included financial covenants that required us to maintain certain leverage and fixed charge ratios and a minimum net worth.

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
Significant terms of the Notes and the April 2002 Indenture are discussed under
"2002 Activity".

      On May 6, 2003, we entered into a $30 million interest rate swap ("New
Swap") to receive a fixed rate of interest and pay a variable rate of interest based upon LIBOR. The New Swap is a swap against our Notes.

      During the fourth quarter of 2003, we recorded a non-cash restricted stock charge of approximately $21.8 million related to the lapsing of restrictions over all the restricted stock issuances to three of our executive officers, discussed immediately below and in "2002 Activity" also below. We received a tax deduction for this non-cash restricted stock charge.

      During 2003, we issued an aggregate amount of 562,500 shares of restricted stock to three of our executive officers. We issued these shares under our 2003
Stock Incentive Plan and out of our treasury stock account. During 2003, all of these restricted stock issuances either provided or were amended to provide that the restrictions lapse upon the earlier of (i) a change in control; or (ii) the earlier of our common stock achieving a closing price of $28 (up from $23.33) or us achieving annualized revenues of $800 million. However, if such restrictions were to lapse during a period when these officers were subject to additional contractual limitations on the sale of securities, the restrictions on such shares would continue until the expiration or waiver of such additional contractual limitations. As discussed above, during the fourth quarter of 2003, all such restrictions lapsed which resulted in a restricted stock charge.

      During 2003, we also issued 7,200 shares of our restricted stock to certain other officers and employees. The restrictions on these shares will lapse ratably over five years of employment with us.

      In January 2002, two executive officers exercised 900,000 and 450,000 non-qualified stock options, respectively, which had been granted under our 2001
Stock Option Plan. These shares were issued out of our treasury stock account.
The exercises were accomplished via loans from us under our Executive Loan
Program. The principal amounts of the loans were $3.3 million and $1.6 million, respectively, and bore interest at 4.125% per annum. The loans were due on
January 23, 2007 and were classified within the Stockholders' Equity section of our Consolidated Balance Sheet. The loans could be repaid in cash, shares of our common stock, or a combination thereof. In February 2003, one of the executive officers surrendered to us shares of our common stock to repay

$0.3 million of his loan. On April 29, 2003, both of the executive officers each surrendered to us shares of our common stock to repay in full all remaining principal amounts and accrued interest owed under their respective loans. We will not make any additional loans under the Executive Loan Program.

      Effective April 2, 2003, we entered into an interest rate swap that converted $37 million of floating rate interest payments under our term loan facility for a fixed obligation that carries an interest rate, including applicable margin, of 4.25% per annum. The swap had interest payment dates that were the same as the term loan facility and it matured on September 30, 2004.

      In March 2003, we unwound a $75 million interest rate swap to receive a fixed rate of interest and pay a variable rate of interest based upon LIBOR and contemporaneously entered into a new $75 million interest rate swap ("Second
Replacement Swap"). Like the swap that it replaced, the Second Replacement Swap is a swap against our Notes. The Second Replacement Swap has a maturity date that is the same as the Notes. Interest is payable semi-annually in arrears on
May 1 and November 1. As of December 31, 2004, we have accrued interest
(including the applicable spread) on the swap at an effective rate of 7.84%.

      In return for unwinding the swap, we received $3.2 million of cash proceeds. Of this amount, approximately $1 million of such proceeds related to accrued interest that was owed to us at such time. The remaining $2.2 million of proceeds is being amortized over the remaining life of the Notes as a credit to interest expense and the unamortized balances are included in our Consolidated
Balance Sheet as an increase to the value of the long-term debt. We are exposed to credit loss in the event of non-performance by the other party to the Second
Replacement Swap, a large financial institution, however, we do not anticipate non-performance by the other party. The fair market value of our interest rate swaps as of December 31, 2004 was unfavorable in an amount of approximately $2.0 million and is included as a non-current liability in our Consolidated Balance
Sheet, with a corresponding offset to long-term debt.

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

2002 Activity

      In April 2002, in connection with the Tilia Acquisition we made an offering of $150 million of Notes to qualified institutional buyers in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended.
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

      Prior to the Amended Credit Agreement, we entered into a credit agreement in connection with the Tilia Acquisition ("Old Credit Agreement"). The Old
Credit Agreement was scheduled to mature on April 24, 2007. The revolving credit facility and the term loan facility bore interest at a rate equal to (i) the
Eurodollar Rate pursuant to an agreed formula or (ii) a Base Rate equal to the higher of (a) the Bank of America prime rate and (b) the federal funds rate plus
..50%, plus, in each case, an applicable margin ranging from 2.00% to 2.75% for
Eurodollar Rate loans and from .75% to 1.5% for Base Rate loans. The Old Credit
Agreement contained restrictions on the conduct of our business similar to the
Amended Credit Agreement. The Old Credit Agreement was replaced by the Amended
Credit Agreement.

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

      Effective September 12, 2002, we entered into an agreement, whereby we unwound the Initial Swap and contemporaneously entered into a new $75 million interest rate swap ("First Replacement Swap"). The First Replacement Swap had
the same terms as the Initial Swap, except that we were required to pay a variable rate of interest based upon 6 month LIBOR in arrears. The spread on this contract was 470 basis points. Based upon this contract, we paid an effective interest rate of 6.32% on November 1, 2002. In return for unwinding the Initial Swap, we received $5.4 million in cash proceeds, of which $1 million related to accrued interest that was owed to us. The remaining $4.4 million of proceeds is being amortized over the remaining life of the Notes as a credit to interest expense and is included in our Consolidated Balance Sheet as an increase to the value of the long-term debt. Such amortization amount offsets the increased effective rate of interest that we pay on the Second Replacement
Swap. The First Replacement Swap was superseded by the Second Replacement Swap, as discussed above.

      All of our swaps have been and, where applicable, are considered to be effective hedges against changes in the fair value of our fixed-rate debt obligation for both tax and accounting purposes.

      During 2002, we issued an aggregate of 210,000 shares of restricted stock to two of our executive officers under our 1998 Long-Term Equity Incentive Plan, as amended and restated, and out of our treasury stock account. During 2003, the restricted stock issuances were amended to provide that the restrictions would lapse upon the same terms as the 2003 restricted stock issuances discussed in
"2003 Activity" above. Also, as discussed in "2003 Activity" above, during the fourth quarter of 2003 all such restrictions lapsed and we recorded a restricted stock charge.

      During 2002, shares of our common stock in the aggregate amount of 45,009 were issued to certain of our other officers under our 1998 Performance Share
Plan. In connection with these stock issuances, we recorded a non-cash compensation expense charge of approximately $0.6 million.

      During 2002, we also issued 5,250 of shares of our restricted stock to certain of our other officers and employees. The restrictions on these shares will lapse ratably over five years of employment with us.

      During 2002, we incurred costs in connection with the issuance of the
Notes and the Old Credit Agreement of approximately $7.4 million.

Working Capital

      Working capital (defined as current assets less current liabilities)
decreased to approximately $181.4 million at December 31, 2004, from approximately $242.0 million at December 31, 2003, due primarily to:

     o    the use of cash on hand to finance our 2004 acquisitions; and

     o    the increase in our Deferred Consideration for Acquisitions balance on our Consolidated Balance Sheet principally due to the contractual terms of our USPC Acquisition (see "Acquisition Activities - 2004
          Activity" above) and the recording of a contingent earn-out for our
          Tilia Acquisition (see "Acquisition Activities - 2002 Activity"
          above); partially offset by

     o    the addition of the working capital of our 2004 acquired businesses;
          and

     o    higher inventory balances (see "Cash Flows from Operations" below).

Cash Flows from Operations

      Cash flow generated from operations was approximately $70.4 million for the year ended December 31, 2004 compared to $73.8 million for the year ended
December 31, 2003. This decrease of approximately $3.4 million was principally due to an increase in working capital, partially offset by an increase of $17.4 million in net income, excluding the non-cash restricted stock charges. The increase in working capital is principally due to higher inventory amounts as a result of early buys of certain commodity items in order to take advantage of pricing trends in raw materials, increasing commodity costs which increases the dollar value of the same quantity of inventory, the addition of a large number of new product SKUs and continuing sales growth requiring greater levels of inventory.

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

Capital Expenditures

      Capital expenditures were $10.8 million in 2004 compared to $12.8 million for 2003 and are largely related to maintaining facilities, information systems, tooling projects and improving manufacturing efficiencies. As of December 31,
2004, we had capital expenditure commitments in the aggregate for all our segments of approximately $4.3 million.

Cash and Financing Availability

      After taking into account the AHI Acquisition and its related financing in
January 2005 (see "Recent Developments" below), we believe that our cash and cash equivalents on hand, cash generated from our operations and our availability under our senior credit facility is adequate to satisfy our working capital and capital expenditure requirements for the foreseeable future.
However, we may raise additional capital from time to time to take advantage of favorable conditions in the capital markets or in connection with our corporate development activities.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      The following table includes aggregate information about our contractual obligations as of December 31, 2004 and the periods in which payments are due.
Certain of these amounts are not required to be included in our consolidated balance sheet:

------------------------------------------
CONTRACTUAL OBLIGATIONS                                     PAYMENTS DUE BY PERIOD (MILLIONS OF DOLLARS)
------------------------------------------              -----------------------------------------------------
                                                            LESS THAN                                AFTER 5
                                                 TOTAL       1 YEAR      1-3 YEARS     3-5 YEARS      YEARS
                                                 -----       ------      ---------     ---------      -----

Long-term debt, including scheduled
  interest payments (1)..............          $ 631.3       $ 45.1       $211.0       $ 159.1       $ 216.1
Operating leases.....................             19.9          6.7           7.4          2.2           3.6
Unconditional purchase obligations...              4.3          4.3             -            -             -
Other non-current obligations........              0.2          0.1           0.1            -             -
                                           ------------ ------------ ------------- ------------ -------------
Total................................          $ 655.7        $ 56.2      $ 218.5      $ 161.3        $219.7
                                           ============ ============ ============= ============ =============

(1)      The debt amounts are based on the principal payments that will be due upon their maturity as well as scheduled interest payments. Interest payments on our variable debt have been calculated based on their scheduled payment dates and using the weighted average interest rate on our variable debt as of December 31, 2004. Interest payments on our fixed rate debt are calculated based on their scheduled payment dates.
         The debt amounts exclude approximately $3.2 million of non-debt balances arising from the interest rate swap transactions described in
         Item 8. Note 15. Financial Statements and Supplementary Data.

     Commercial commitments are items that we could be obligated to pay in the future and are not included in the above table:

     o    As of December 31, 2004, we had $25.8 million in standby and commercial letters of credit of which $20.0 million expire in 2006, with the remainder expiring in 2005;

     o    In connection with a 2003 acquisition, we may be obligated to make future payments of up to approximately $1.5 million in 2005;

     o    In connection with the Tilia Acquisition, we are obligated to pay an earn-out in cash or our common stock, at our discretion, of up to $25 million in 2005, provided that certain earnings performance targets are met. At December 31, 2004, we estimated that the earn-out payment, payable in the second quarter of 2005, could be approximately $17.3 million and we have accrued this amount in Deferred Consideration for
          Acquisitions on our Consolidated Balance Sheet;

     o    In connection with the Lehigh Acquisition, we may be obligated to pay contingent consideration in cash or our common stock, at our discretion, of up to $25 million in 2006, provided that certain earnings performance targets are met;

     o    In connection with the USPC Acquisition, we may be obligated to pay an earn-out provision with a potential payment in cash of up to $2 million and an additional potential payment of up to $8 million (for a potential total of up to $10 million) in either cash or our common stock in 2007, at our discretion, provided that certain earnings performance targets are met;

     o    In connection with the Loew-Cornell Acquisition, we may be obligated to pay an earn-out provision with a potential payment in cash or our common stock, at our discretion, beginning with advance payments in
          2005 and 2006. As of December 31, 2004, an amount of $0.5 million in relation to this earn-out was accrued in Deferred Consideration for
          Acquisitions on our Consolidated Balance Sheet. The balance on the earn-out is to be paid during 2007 through 2009 based on a defined formula as applied to Loew-Cornell's earnings; and

     o    In connection with a contract we have entered into to acquire additional intellectual property, we may be obligated to pay up to
          $7.0 million between 2005 and 2010, providing certain contractual obligations, including the issuance of patents amongst other things, are satisfied.

     Other than as discussed specifically above, these amounts are not required to be included in our Consolidated Balance Sheet.

OFF-BALANCE-SHEET ARRANGEMENTS

     As of December 31, 2004, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

RECENT DEVELOPMENTS

     On January 24, 2005, we completed our acquisition of AHI, a privately held company, for approximately $745.6 million in cash for the equity and the repayment of approximately $100 million of indebtedness. AHI is the parent of
The Coleman Company, Inc. ("Coleman") and Sunbeam Products, Inc. ("SPI"),
leading producers of global consumer products through brands such as BRK(R),
Campingaz(R), Coleman(R), First Alert(R), Health o meter(R), Mr. Coffee(R),
Oster(R) and Sunbeam(R). Product lines added include appliances, personal care and wellness, home safety equipment and outdoor leisure and camping products.
Had AHI been a part of us from January 1, 2004, our unaudited pro forma consolidated net sales (including the pro forma effect of the USPC Acquisition)
for 2004 would have been $2.7 billion. The SPI business will be integrated within our existing consumer solutions segment in 2005 and the Coleman business will form a new segment of our Company called "outdoor solutions".

     In connection with the AHI Acquisition, we issued $350 million of equity securities pursuant to a purchase agreement ("Equity Purchase Agreement"). The securities issued were as follows:

    (i)   714,286 shares of our common stock for approximately $21.4 million, at a price of $30 per share;

    (ii)  128,571 shares or approximately $128.6 million of a new class of our preferred stock, Series B Convertible Participating Preferred Stock
          ("Series B Preferred Stock"), par value $.01 per share, at a price of
          $1,000 per share; and

    (iii) 200,000 shares or approximately $200 million of a new class of our preferred stock, Series C Mandatory Convertible Participating
          Preferred Stock ("Series C Preferred Stock"), par value $.01 per share, at a price of $1,000 per share.

     In accordance with the Equity Purchase Agreement and a related Assignment and Joinder Agreement, approximately $300 million of our equity securities were issued to Warburg Pincus Private Equity VIII, LP and its affiliates and approximately $50 million was issued to Catterton Partners V, LP and its affiliates, both private equity investors (collectively "Private Equity
Investors"). The cash raised in connection with the Equity Purchase Agreement was used to fund a portion of the cash purchase price of AHI.

     The terms of the Equity Purchase Agreement require shareholder approval of the mandatory conversion of the Series C Preferred Stock into a combination of
Series B Preferred Stock and our common stock. Subsequent to shareholder approval and mandatory conversion, our total new equity issued to the Private
Equity Investors, will consist of $300 million of Series B Preferred Stock and
1,666,667 shares of our common stock valued at $50 million, without taking into effect any other conversion, market value increases or the accrual of dividends.

     Additionally, the AHI Acquisition was also funded through a new $1.05 billion senior credit facility, consisting of a term loan facility in the aggregate principal amount of $850 million and a revolving credit facility with an aggregate commitment of $200 million. This facility replaces our Second
Amended Credit Agreement.

     On January 24, 2005, we entered into two interest rate swaps, effective on
January 26, 2005, that converted an aggregate of $125 million of floating rate interest payments (excluding our 2% applicable margin) under its term loan facility for a fixed obligation. Both interest rate swaps carry a fixed interest rate of 4.025% per annum for a term of five years. The swaps have interest payment dates that are the same as the term loan facility. The swaps are considered to be cash flow hedges and are also considered to be effective hedges against changes in future interest payments of our floating-rate debt obligation for both tax and accounting purposes. Gains and losses related to the effective portion of the interest rate swap will be reported as a component of other comprehensive income and will be reclassified into earnings in the same period that the hedged transaction affects earnings.

CRITICAL ACCOUNTING POLICIES

     Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The following list of critical accounting policies is not intended to be a comprehensive list of all our accounting policies. Our significant accounting policies are more fully described in Note 1. Significant Accounting Policies to Item 8. Financial
Statements and Supplementary Data. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations, and/or require management's significant judgments and estimates:

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

CONTINGENCIES

     We are involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. In addition, the
Environmental Protection Agency has designated our Company as a potentially responsible party, along with numerous other companies, for the clean up of several hazardous waste sites. Based on currently available information, we do not believe that the disposition of any of the legal or environmental disputes our Company is currently involved in will require material capital or operating expenditures or will otherwise have a material adverse effect upon the financial condition, results of operations, cash flows or competitive position of our
Company. It is possible, that as additional information becomes available, the impact on our Company of an adverse determination could have a different effect.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued
FASB Statement No. 123 (revised 2004) ("Statement 123 (R)"), Share-Based
Payment, which is a revision of FASB Statement No. 123 ("Statement 123"),
Accounting for Stock-Based Compensation. Statement 123 (R) supersedes APB
Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB
Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement
123 (R) is similar to the approach described in Statement 123. However,
Statement 123 (R) requires all shared-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

     Statement 123 (R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123 (R) on July 1, 2005.

     Statement 123 (R) permits public companies to adopt its requirements using one of two methods:

     1.   A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statements 123 (R) for all share-based payments granted after the effective date and (b) based on the requirements of
          Statement 123 for all awards granted to employees prior to the effective date of Statement 123 (R) that remain unvested on the effective date; or

     2.   A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under
          Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

     We plan to adopt Statement 123 (R) using the modified-prospective method.

     As permitted by Statement 123, we currently account for share-based payments to employees using intrinsic value method in Accounting Principles
Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, we generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123 (R)'s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of the adoption of Statement 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123 (R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1. Significant
Accounting Policies of Item 8. Financial Statements and Supplementary Data
included herein. Statement 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in

prior periods for such excess tax deductions were approximately $2.0 million,
$1.3 million, and $2.3 million in 2004, 2003 and 2002, respectively.

     In November 2004, the FASB issued Statement of Financial Accounting
Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 ("SFAS
151"). SFAS 151 requires the exclusion of certain costs from inventories and the allocation of fixed production overheads to inventories to be based on normal capacity of the production facilities. The provisions of SFAS 151 are effective for costs incurred during fiscal years beginning after June 15, 2005. Earlier adoption is permitted for inventory costs incurred during fiscal years beginning after the issuance date of SFAS 151. We do not expect the adoption of SFAS 151 to have a material effect on our consolidated financial statements.

     Effective December 8, 2003, the Medicare Prescription Drug, Improvement and
Modernization Act of 2003 (Medicare Prescription Drug Act) was signed into law.
This act provides for a prescription drug benefit under Medicare (Part D) as well as a federal subsidy to sponsors of retiree health care benefits plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.
Our defined benefit postretirement health care plans provide prescription drug benefits.

     In January 2004, the FASB issued FASB Staff Position ("FSP") No. 106-1,
Accounting and Disclosure Requirements Related to the Medicare Prescription
Drug, Improvement and Modernization Act of 2003 ("FSP 106-1"). FSP 106-1 permits a sponsor of a postretirement healthcare plan that provides a prescription benefit to elect a one-time deferral of the recognition of the effects of the
Medicare Prescription Drug Act in accounting for its plan under Statement No.
106 and in providing disclosures related to the plan required by SFAS 132. The
FASB allowed the one-time deferral due to the accounting issues raised by the
Medicare Prescription Drug Act--in particular, the accounting for federal subsidy that is not explicitly addressed in Statement No. 106--and due to the fact the uncertainties exist as to the direct effects on the Medicare
Prescription Drug Act and its ancillary effects on plan participants. As permitted by FSP 106-1, we made a one-time election to defer accounting for the effect of the Medicare Prescription Drug Act and, as a result, the amounts included in our Consolidated Financial Statements do not reflect the effects of the Medicare Prescription Drug Act.

     In May 2004, the FASB issued FSP No. 106-2 ("FSP 106-2"), which superseded
FASP 106-1. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP 106-2. Detailed regulations necessary to implement the Medicare
Prescription Drug Act have not been issued, including those that would specify the manner in which actuarial equivalency must be determined, the evidence required to demonstrate actuarial equivalency, and the documentation requirements necessary to be entitled to the subsidy. FSP 106-2 is effective for our first quarter of 2005. We do not currently believe that the adoption of FSP
106-2 will have a material impact on our Consolidated Financial Statements.
Final authoritative guidance could require us to change this assessment.

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

     While it is impossible to identify all such factors, the risks and uncertainties that may affect our business, financial condition and results of operations include the following:

     o    Our sales are highly dependent on purchases from several large customers and any significant decline in these purchases or pressure from these customers to reduce prices could have a negative effect on our future financial performance;

     o    We may be adversely affected by the trend towards retail trade consolidation and private-labeling;

     o    Sales of some of our products are seasonal and weather related;

     o    Our operations are dependent upon third-party suppliers and service providers whose failure to perform adequately could disrupt our business operations;

     o    We depend on suppliers in Asia;

     o    We are subject to several production-related risks which could jeopardize our ability to realize anticipated sales and profits;

     o    We depend on a single manufacturing facility for certain products;

     o    Competition in our industries may hinder our ability to execute our business strategy, achieve profitability, or maintain relationships with existing customers;

     o    If we fail to develop new or expand existing customer relationships, our ability to grow our business will be impaired;

     o    We cannot be certain that our product innovations and marketing successes will continue;

     o    We may experience difficulty in integrating acquired businesses, which may interrupt our business operations;

     o    Our operations are subject to a number of federal, state and local environmental regulations;

     o    We may be adversely affected by remediation obligations mandated by applicable environmental laws;

     o    Our resources may be insufficient to manage the demands imposed by our growth;

     o    We depend upon key personnel;

     o    We enter into contracts with the United States government and other governments;

     o    Our operating results can be adversely affected by changes in the cost or availability of raw materials;

     o    Our business could be adversely affected because of risks which are particular to international operations;

     o    Our business could be adversely affected by currency fluctuations in our international operations;

     o    Our performance can fluctuate with the financial condition of the retail industry;

     o    Our business involves the potential for product recalls and product liability claims against us;

     o    Our failure to successfully protect our intellectual property rights could have a material adverse effect on our business;

     o    Our business could be adversely affected by complications resulting from our implementation of a new operating software system or other new computer technologies we install;

     o    We may not be able to implement successfully our restructuring projects;

     o    Certain of our employees are represented by labor unions;

     o    Our significant indebtedness could adversely affect our financial health;

     o    We will require a significant amount of cash to service our indebtedness. Our ability to generate cash depends on many factors beyond our control;

     o    The indenture related to our 9 3/4% senior subordinated notes due 2012 and our senior credit facility contain various covenants which limit our management's discretion in the operation of our business; and

     o    Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

     Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

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

     Changes in Eurodollar or LIBOR interest rates would affect the earnings of the Company either positively or negatively depending on the direction of the change. Assuming that Eurodollar and LIBOR rates each increased 100 basis points over period end rates on the outstanding term debt and interest rate swaps, the
Company's interest expense would have increased by approximately $3.3 million,
$2.0 million and $0.8 million for 2004, 2003 and 2002, respectively. The amount was determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost, short-term investment rates, interest rate swaps and estimated cash flow. Actual changes in rates may differ from the assumptions used in computing this exposure.

     The Company does not invest or trade in any significant derivative financial or commodity instruments, nor does it invest in any foreign financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Jarden Corporation

We have audited management's assessment, included in the accompanying
Management's Report on Internal Control Over Financial Reporting in Item 9A.
Controls and Procedures, that Jarden Corporation and subsidiaries (the
"Company") maintained effective internal control over financial reporting as of
December 31, 2004, based on criteria established in Internal Control--Integrated
Framework issued by the Committee of Sponsoring Organizations of the Treadway
Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.
Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management's Report on Internal Control Over
Financial Reporting in Item 9A, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Bicycle Holding, Inc., including its wholly owned subsidiary United States Playing Card Company (collectively "USPC"), which is included in the 2004 consolidated financial statements of the Company and constituted 7.5% of total assets, excluding $225.3 million of goodwill and other intangible asset amounts recorded in connection with the acquisition of USPC, as of December 31, 2004 and 10.5% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of USPC.

In our opinion, management's assessment that Jarden Corporation and subsidiaries maintained effective internal control over financial reporting as of December
31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Jarden Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company
Accounting Oversight Board (United States), the consolidated balance sheets of
Jarden Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders'
equity, and cash flows for each of the three years in the period ended December
31, 2004 and our report dated March 1, 2005 expressed an unqualified opinion thereon.

                                                           /s/ ERNST & YOUNG LLP

New York, New York
March 1, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Jarden Corporation

We have audited the accompanying consolidated balance sheets of Jarden
Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003,
and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our report also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jarden Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company
Accounting Oversight Board (United States), the effectiveness of Jarden
Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our
report dated March 1, 2005 expressed an unqualified opinion thereon.

                                                           /s/ ERNST & YOUNG LLP

New York, New York
March 1, 2005

                               JARDEN CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            YEAR ENDED DECEMBER 31,
                                                     ------------------------------------
                                                       2004         2003           2002
                                                     --------      --------      --------

Net sales .....................................      $838,609      $587,657      $367,104
Costs and expenses:
   Cost of sales ..............................       563,210       374,614       223,663
   Selling, general and administrative expenses       146,901       119,760        78,332
   Restricted stock charges ...................        32,415        21,833          --
                                                     --------      --------      --------
Operating earnings ............................        96,083        71,450        65,109
Interest expense, net .........................        27,608        19,184        12,611
                                                     --------      --------      --------
Income before taxes ...........................        68,475        52,266        52,498
Income tax provision ..........................        26,041        20,488        16,189
                                                     --------      --------      --------
Net income ....................................      $ 42,434      $ 31,778      $ 36,309
                                                     ========      ========      ========
Basic earnings per share ......................      $   1.55      $   1.40      $   1.74
Diluted earnings per share ....................      $   1.49      $   1.35      $   1.68
Weighted average shares outstanding:
    Basic .....................................        27,353        22,663        20,910
    Diluted ...................................        28,455        23,531        21,588

        The accompanying notes are an integral part of the consolidated financial statements.

                               JARDEN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                         DECEMBER 31,
                                                                                   -----------------------
                                                                                      2004         2003
                                                                                   ----------    ---------

ASSETS
Current assets:
     Cash and cash equivalents................................................     $   20,665    $ 125,400
     Accounts receivable, net of allowances of $14,149 and $11,880,
       respectively ..........................................................        127,468       92,777
     Income taxes receivable..................................................          1,135          913
     Inventories, net.........................................................        154,180      105,573
     Deferred taxes on income.................................................         19,801       14,071
     Prepaid expenses and other current assets................................         11,813        8,385
                                                                                   ----------    ---------
          Total current assets................................................        335,062      347,119
                                                                                   ----------    ---------
Non-current assets:
Property, plant and equipment, at cost
     Land.....................................................................          3,395        2,070
     Buildings................................................................         33,793       31,642
     Machinery and equipment..................................................        172,685      155,111
                                                                                   ----------    ---------
                                                                                      209,873      188,823
     Accumulated depreciation.................................................       (124,444)    (109,704)
                                                                                   ----------    ---------
                                                                                       85,429       79,119
                                                                                   ----------    ---------
Goodwill......................................................................        467,594      236,413
Other intangible assets, net..................................................        134,789       79,413
Other assets..................................................................         19,507       17,610
                                                                                   ----------    ---------
Total assets..................................................................     $1,042,381    $ 759,674
                                                                                   ==========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term debt and current portion of long-term debt....................     $   16,951    $  17,512
     Accounts payable.........................................................         48,910       34,211
     Accrued salaries, wages and employee benefits............................         15,682       15,879
     Deferred consideration for acquisitions..................................         28,995        2,833
     Other current liabilities................................................         43,153       34,645
                                                                                   ----------    ---------
          Total current liabilities...........................................        153,691      105,080
                                                                                   ----------    ---------
Non-current liabilities:
     Long-term debt...........................................................        470,500      369,870
     Deferred taxes on income.................................................         41,041       17,127
     Other non-current liabilities............................................         43,198       17,692
                                                                                   ----------    ---------
          Total non-current liabilities.......................................        554,739      404,689
                                                                                   ----------    ---------
Commitments and contingencies                                                               -            -
Stockholders' equity:
     Common stock ($.01 par value, 50,000 shares authorized, 28,720 and 28,720 shares issued and 28,292 and 27,007 shares outstanding at December 31,
      2004 and 2003, respectively)............................................            287          287
     Additional paid-in capital...............................................        193,004      165,056
     Retained earnings........................................................        143,245      100,811
     Accumulated other comprehensive income...................................          4,068          308
     Less: treasury stock (428 and 1,713 shares, at cost, at December 31, 2004
      and 2003, respectively).................................................         (6,653)     (16,557)
                                                                                   ----------    ---------
         Total stockholders' equity...........................................        333,951      249,905
                                                                                   ----------    ---------
Total liabilities and stockholders' equity....................................     $1,042,381    $ 759,674
                                                                                   ==========    =========

        The accompanying notes are an integral part of the consolidated financial statements.

                                                 JARDEN CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                    -----------------------------------------
                                                                                      2004            2003             2002
                                                                                    ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net income ...............................................................      $  42,434       $  31,778       $  36,309
    Reconciliation of net income to net cash provided by operating activities:
        Depreciation .........................................................         17,698          14,188           9,412
        Amortization .........................................................          1,477             857             589
        Deferred income taxes ................................................          7,241           6,674           8,039
        Deferred employee benefits ...........................................          1,395             988             383
        Non-cash compensation ................................................         32,455          21,899             587
        Non-cash interest expense ............................................          1,487             996           1,607
        Other, net ...........................................................            714             577           2,923
    Changes in working capital components, net of effects from acquisitions:
        Accounts receivable ..................................................         (9,939)        (16,944)        (12,076)
        Income tax refunds ...................................................          1,134             379          38,578
        Inventories ..........................................................        (26,343)          4,994         (15,118)
        Accounts payable .....................................................          7,514           6,439              10
        Accrued salaries, wages and employee benefits ........................         (6,282)           (710)          1,689
        Other current assets and liabilities .................................           (570)          1,706          (1,919)
                                                                                    ---------       ---------       ---------
            Net cash provided by operating activities ........................         70,415          73,821          71,013
                                                                                    ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from revolving credit borrowings ...............................         72,250          78,000          25,200
     Payments on revolving credit borrowings .................................        (72,254)        (78,000)        (34,600)
     Proceeds from bond issuance .............................................              -          31,950         147,654
     Payments on long-term debt ..............................................        (13,684)         (7,941)        (77,975)
     Payment on seller note ..................................................         (5,400)        (10,000)              -
     Debt issue and amendment costs ..........................................         (2,252)         (5,913)         (7,467)
     Proceeds from issuance of senior debt ...................................        116,000         160,000          50,000
     Proceeds from recouponing of interest rate swap .........................              -           2,231           4,400
     Proceeds from issuance of common stock, net of underwriting fees and
        related expenses .....................................................              -         112,258               -
     Other ...................................................................          3,406           2,211           4,335
                                                                                    ---------       ---------       ---------
        Net cash provided by financing activities ............................         98,066         284,796         111,547
                                                                                    ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and equipment ..............................        (10,761)        (12,822)         (9,277)
     Acquisitions of businesses, net of cash acquired of $4,287 and $6,685 in
       2004 and 2003, respectively ...........................................       (258,008)       (277,259)       (121,065)
     Deal related costs incurred prior to the consummation of transaction ....         (3,976)            (23)         (1,462)
     Purchase of intangible assets ...........................................           (523)              -          (2,000)
     Proceeds from divestitures of assets and product lines ..................              -               -           1,600
     Other, net ..............................................................             49             108              47
                                                                                    ---------       ---------       ---------
       Net cash used in investing activities .................................       (273,216)       (289,996)       (132,157)
                                                                                    ---------       ---------       ---------
NET (DECREASE) INCREASE IN CASH ..............................................       (104,735)         68,621          50,403
Cash and cash equivalents, beginning of year .................................        125,400          56,779           6,376
                                                                                    ---------       ---------       ---------
CASH AND CASH EQUIVALENTS, END OF YEAR .......................................      $  20,665       $ 125,400       $  56,779
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

                                                      JARDEN CORPORATION
                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                        (IN THOUSANDS)

                                                                                                             Accumulated Other
                                                                                                        Comprehensive (Loss) Income
                                                                                                        ---------------------------
                                Common Stock    Treasury Stock     Additional                         Cumulative  Interest   Minimum
                              ---------------   --------------       Paid-in     Retained    Loans    Translation   Rate     Pension
                              Shares   Amount   Shares   Amount     Capital     Earnings  Receivable  Adjustment   Swaps   Liability
                              ------   ------   ------   ------     -------     --------  ----------  ----------   -----   ---------

Balance, December 31, 2001 ..  23,890    $239   (4,695)  $(37,586)  $  41,614    $ 32,724     $   -    $  (941)   $  (524)  $  (397)
Net income ..................       -       -        -          -           -      36,309         -          -          -         -
Stock options exercised and
stock Plan purchases ........   2,324       -        -          -       9,261           -         -          -          -         -
Shares issued for non-cash
     compensation ...........      45       -        -          -         587           -         -          -          -         -
Shares reissued from treasury  (2,369)      -    2,369     19,742     (19,742)          -         -          -          -         -
Shares tendered for stock
options and taxes ...........       -       -       (6)       (88)          -           -         -          -          -         -
Cumulative translation
     adjustment .............       -       -        -          -           -           -         -        191          -         -
Tax benefit related to stock
     option  exercises ......       -       -        -          -       2,276           -         -          -          -         -
Loans to executive officers
     and accrued interest
     thereon ................       -       -        -          -           -           -    (5,109)         -          -         -
Interest rate swap maturity .       -       -        -          -           -           -         -          -        524         -
Minimum pension liability ...       -       -        -          -           -           -         -          -          -    (2,316)
                               ------    ----     ----   --------   ---------    --------     -----    -------    -------   -------
Balance, December 31, 2002 ..  23,890     239   (2,332)   (17,932)     33,996      69,033    (5,109)      (750)         -    (2,713)
Net income ..................       -       -        -          -           -      31,778         -          -          -         -
Proceeds from issuance of
     common stock ...........   4,830      48        -          -     112,210           -         -          -          -         -
Restricted stock awards,
     stock options exercised
     and stock plan purchases     623       -        -          -       2,270           -         -          -          -         -
Shares issued for non-cash
     compensation
Shares reissued from treasury    (884)      -      884      6,610      (6,610)          -         -          -          -         -
Restricted stock awards
     canceled and shares
     tendered for stock
     options and taxes ......       -       -       (4)       (60)          -           -         -          -          -         -
Non cash compensation charges       -       -        -          -      21,899           -         -          -          -         -
Cumulative translation
     adjustment .............       -       -        -          -           -           -         -      4,009          -         -
Tax benefit related to stock
     option exercises .......       -       -        -          -       1,291           -         -          -          -         -
Repayment of executive
     officers loans and
     accrued interest .......     261       -     (261)    (5,175)          -           -     5,109          -          -         -
Interest rate swap unrealized
     loss ...................       -       -        -          -           -           -         -          -        (57)        -
Minimum pension liability ...       -       -        -          -           -           -         -          -          -      (181)
                               ------    ----     ----   --------   ---------    --------     -----    -------    -------   -------
Balance, December 31, 2003 ..  28,720     287   (1,713)   (16,557)    165,056     100,811         -      3,259        (57)   (2,894)
Net income ..................       -       -        -          -           -      42,434         -          -          -         -
Restricted stock awards,
     stock options exercised
     and stock plan purchases   1,293       -        -          -       3,506           -         -          -          -         -
Shares reissued from treasury  (1,293)      -    1,293     10,005     (10,005)          -         -          -          -         -
Restricted stock awards
     canceled and shares
     tendered for stock
     options and taxes ......       -       -       (8)      (101)          -           -         -          -          -         -
Non cash compensation charges       -       -        -          -      32,455           -         -          -          -         -
Cumulative translation
     adjustment .............       -       -        -          -           -           -         -      3,480          -         -
Tax benefit related to stock
     option exercises .......       -       -        -          -       1,992           -         -          -          -         -
Interest rate swap unrealized
     loss ...................       -       -        -          -           -           -         -          -       (472)        -
Minimum pension liability ...       -       -        -          -           -           -         -          -          -       752
                               ------    ----     ----   --------   ---------    --------     -----    -------    -------   -------
Balance, December 31, 2004 ..  28,720    $287     (428)  $ (6,653)  $ 193,004    $143,245     $   -    $ 6,739    $  (529)  $(2,142)
                               ======    ====     ====   ========   =========    ========     =====    =======    =======   =======

        The accompanying notes are an integral part of the consolidated financial statements.

                                                JARDEN CORPORATION
                                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                              (THOUSANDS OF DOLLARS)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                         --------------------------------------
                                                                           2004           2003            2002
                                                                         -------       --------        --------

Net income......................................................        $ 42,434       $ 31,778        $ 36,309
Foreign currency translation....................................           3,480          4,009             191
Interest rate swap unrealized (loss) gain:
     Change during period.......................................            (472)           (57)              -
     Maturity of interest rate swap.............................               -              -             524

Minimum pension liability.......................................             752           (181)         (2,316)
                                                                         -------       --------        --------
Comprehensive income............................................         $46,194       $ 35,549        $ 34,708
                                                                         =======       ========        ========

        The accompanying notes are an integral part of the consolidated financial statements.

                               JARDEN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The Company is a leading provider of market leading branded consumer products used in and around the home marketed under well-known brand names including Ball(R), Bee(R), Bicycle(R), Crawford(R), Diamond(R), FoodSaver(R),
Forster(R), Hoyle(R), Kerr(R), Lehigh(R), Leslie-Locke(R), Loew-Cornell(R) and
VillaWare. As a result of the acquisition of American Household, Inc. ("AHI") on
January 24, 2005 ("AHI Acquisition") (see Note 19) the Company also sells global consumer products through such brands as Campingaz(R), Coleman(R), First
Alert(R), Health o meter(R), Mr. Coffee(R), Oster(R) and Sunbeam(R) brands. See
Business Segment Information (Note 5) for a discussion of the Company's products.

     These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of Jarden Corporation and its subsidiaries ("Company"). All significant intercompany transactions and balances have been eliminated upon consolidation.

     On a stand alone basis, without the consolidation of its subsidiaries, the
Company has no independent assets or operations. The guarantees by its subsidiaries of the 9 3/4% senior subordinated notes ("Notes"), which are discussed in Note 8, are full and unconditional and joint and several. The subsidiaries that are not guarantors of the Notes are minor. There are no significant restrictions on the Company's or the guarantors' ability to obtain funds from their respective subsidiaries by dividend or loan.

     Certain reclassifications have been made in the Company's financial statements of prior years to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

Use of Estimates

     The preparation of the consolidated financial statements in accordance with generally accepted principles in the United States requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

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

Distribution Costs

     Distribution costs, including the costs of shipping and handling are included in Cost of Sales in the Consolidated Statements of Income.

Prepaid Media and Advertising Costs

     Direct advertising costs (primarily media expenses) related to infomercial sales are recorded as prepaid assets when paid in advance. The expense is recognized when the infomercial is aired. All production expenses related to the infomercials are expensed upon the first showing of the infomercial. The
Company's other advertising costs, consisting primarily of ad demo and cooperative advertising, media placement and promotions are expensed as incurred. The Company incurred advertising costs in the approximate amounts of
$24.0 million, $25.9 million and $17.8 million for the years 2004, 2003 and
2002, respectively. Amounts of $0.4 million and $0.5 million were included in the Company's Prepaid Expenses and Other Current Assets in the Consolidated
Balance Sheet as of December 31, 2004 and 2003, respectively.

Cash and Cash Equivalents

     Cash equivalents include financial investments with a maturity of three months or less when purchased.

Accounts Receivable

     The Company provides credit, in the normal course of business, to its customers. The Company maintains an allowance for doubtful customer accounts for estimated losses that may result from the inability of the Company's customers to make required payments. That estimate is based on a variety of factors, including historical collection experience, current economic and market conditions, and a review of the current status of each customer's trade accounts receivable. The Company charges actual losses when incurred to this allowance.

Inventories

     Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market.

Property, Plant and Equipment

     Property, plant and equipment are recorded at cost less accumulated depreciation. Maintenance and repair costs are charged to expense as incurred, and expenditures that extend the useful lives of the assets are capitalized. The
Company reviews property, plant and equipment for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable through future undiscounted cash flows, excluding interest cost.

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

Taxes on Income

     Deferred taxes are provided for differences between the financial statement and tax basis of assets and liabilities using enacted tax rates. The Company established a valuation allowance against a portion of the net tax benefit associated with all carryforwards and temporary differences in a prior year, as it was more likely than not that these would not be fully utilized in the available carryforward period. A portion of this valuation allowance remained as of December 31, 2004 and 2003 (see Note 9).

Fair Value and Credit Risk of Financial Instruments

     The carrying values of cash and cash equivalents, accounts receivable, notes payable, accounts payable and accrued liabilities approximate their fair market values due to the short-term maturities of these instruments. The fair market value of the Company's senior subordinated notes was determined based on quoted market prices (see Note 8). The fair market value of the Company's other long-term debt was estimated using rates currently available to the Company for debt with similar terms and maturities (see Note 8).

     The Company enters into interest rate swaps to manage interest rate exposures. The Company designates the interest rate swaps as hedges of underlying debt. Interest expense is adjusted to include the payment made or received under the swap agreements. The fair market value of the swap agreements was estimated based on the current market value of similar instruments (see Note
15).

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

Stock Options

     In December 2002, the Financial Accounting Standards Board ("FASB") issued
Statements of Financial Accounting Standards ("SFAS") No. 148, Accounting for
Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS
No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As allowed for by both SFAS No. 148 and SFAS No. 123, the Company accounts for the issuance of stock options using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25,
Accounting for Stock Issued to Employees, and related interpretations ("APB
25"). Generally for the Company's stock option plans, no compensation cost is recognized in the Consolidated Statements of Income because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant (see Note 2).

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans, the
Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------------
(thousands of dollars, except per share amounts)                             2004          2003             2002
                                                                         -------------- -------------   --------------

 Net income, as reported.........................................            $ 42,434      $ 31,778         $ 36,309
      Deduct: Total stock-based employee compensation expense
         determined under fair value based method for all awards, net
         of related tax effects..................................               2,795         2,042            1,037
                                                                         -------------- -------------   --------------
Pro forma net income.............................................            $ 39,639      $ 29,736         $ 35,272
                                                                         ============== =============   ==============

       Basic earnings per share:
           As reported...........................................          $     1.55       $  1.40          $  1.74

           Pro forma.............................................                1.45          1.31             1.69
       Diluted earnings per share:
           As reported...........................................          $     1.49       $  1.35          $  1.68

           Pro forma.............................................                1.39          1.26             1.63

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively: no dividend yield for all years, expected volatility of 32, 37 and 44 percent, risk-free interest rates of 2.8, 1.6 and 2.0 percent and expected lives of 7.6, 7.6 and
7.5 years. The average fair value of each option granted in 2004, 2003 and 2002 was $14.36, $9.11 and $6.19, respectively.

2. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued
FASB Statement No. 123 (revised 2004) ("Statement 123 (R)"), Share-Based
Payment, which is a revision of FASB Statement No. 123, Accounting for
Stock-Based Compensation. Statement 123 (R) supersedes APB Opinion No. 25,
Accounting for Stock Issued to Employees, and amends FASB Statement No. 95,
Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all shared-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.
Pro forma disclosure is no longer an alternative.

     Statement 123 (R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123 (R) on July 1, 2005.

     Statement 123 (R) permits public companies to adopt its requirements using one of two methods:

     1.   A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statements 123 (R) for all share-based payments granted after the effective date and (b) based on the requirements of
          Statement 123 for all awards granted to employees prior to the effective date of Statement 123 (R) that remain unvested on the effective date; or

     2.   A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under
          Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

     The Company plans to adopt Statement 123 (R) using the modified-prospective method.

     As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.
Accordingly, the adoption of Statement 123 (R)'s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of the adoption of Statement 123
(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement
123 (R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 above to the Company's consolidated financial statements. Statement 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were approximately $2.0 million, $1.3 million, and $2.3 million in 2004, 2003 and 2002, respectively.

     In November 2004, the FASB issued Statement of Financial Accounting
Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 ("SFAS
151"). SFAS 151 requires the exclusion of certain costs from inventories and the allocation of fixed production overheads to inventories to be based on normal capacity of the production facilities. The provisions of SFAS 151 are effective for costs incurred during fiscal years beginning after June 15, 2005. Earlier adoption is permitted for inventory costs incurred during fiscal years beginning after the issuance date of SFAS 151. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated financial statements but does not expect SFAS 151 to have a material effect.

     Effective December 8, 2003, the Medicare Prescription Drug, Improvement and
Modernization Act of 2003 (Medicare Prescription Drug Act) was signed into law.
This act provides for a prescription drug benefit under Medicare (Part D) as well as a federal subsidy to sponsors of retiree health care benefits plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.
The Company's defined benefit postretirement health care plans provide prescription drug benefits (see Note 10).

     In January 2004, The FASB issued FASB Staff Position ("FSP") No. 106-1,
Accounting and Disclosure Requirements Related to the Medicare Prescription
Drug, Improvement and Modernization Act of 2003 ("FSP 106-1"). FSP 106-1 permits a sponsor of a postretirement healthcare plan that provides a prescription benefit to elect a one-time deferral of the recognition of the effects of the
Medicare Prescription Drug Act in accounting for its plan under SFAS No. 106 and in providing disclosures related to the plan required by Statement No. 132. The
FASB allowed the one-time deferral due to the accounting issues raised by the
Medicare Prescription Drug Act--in particular, the accounting for federal subsidy that is not explicitly addressed in Statement No. 106--and due to the fact the uncertainties exist as to the direct effects on the Medicare
Prescription Drug Act and its ancillary effects on plan participants. As permitted by FSP 106-1, the Company made a one-time election to defer accounting for the effect of the Medicare Prescription Drug Act and, as a result, the amounts included in the Company's Consolidated Financial Statements do not reflect the effects of the Medicare Prescription Drug Act.

     In May 2004, the FASB issued FSP No. 106-2 (FSP 106-2, which superseded
FASP 106-1. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP 106-2. Detailed regulations necessary to implement the Medicare
Prescription Drug Act have not been issued, including those that would specify the manner in which actuarial equivalency must be determined, the evidence required to demonstrate actuarial equivalency, and the documentation requirements necessary to be entitled to the subsidy. FSP 106-2 is effective for the Company's first quarter of 2005. The Company does not currently believe that the adoption of FSP 106-2 will have a material impact on the Company's consolidated financial statements. Final authoritative guidance could require the Company to change this assessment.

3. ACQUISITIONS

2004 Activity

     On June 28, 2004, the Company acquired approximately 75.4% of the issued and outstanding stock of Bicycle Holding, Inc., including its wholly owned subsidiary United States Playing Card Company (collectively "USPC" and "USPC
Acquisition"), and subsequently acquired the remaining 24.6% pursuant to a put/call agreement ("Put/Call Agreement") on October 4, 2004. USPC is a
manufacturer and distributor of playing cards and related games and accessories.
USPC's portfolio of owned brands includes Aviator(R), Bee(R), Bicycle(R) and
Hoyle(R). In addition, USPC has an extensive list of licensed brands, including
Disney(R), Harley-Davison(R), Mattel(R), NASCAR(R) and World Poker Tour(TM).
USPC's international holdings include Naipes Heraclio Fournier, S.A., a leading playing card manufacturer in Europe. The aggregate purchase price was approximately $237.9 million, including transaction expenses and deferred consideration amounts. The cash portion of the purchase price funded on June 28,
2004 was financed using a combination of cash on hand, new debt financing (see
Note 8) and borrowings under the Company's existing revolving credit facility.
The cash portion of the October 4, 2004 exercise of the Put/Call Agreement was funded by a combination of cash on hand and revolving borrowings under the
Company's senior credit facility (see Note 8).

     As of December 31, 2004, in connection with the USPC Acquisition, the
Company accrued approximately $20 million of deferred consideration for purposes of guaranteeing potential indemnification liabilities of the sellers, of which
$10 million is included as Deferred Consideration for Acquisitions on the
Consolidated Balance Sheet. The remaining $10 million is included in Other
Non-current Liabilities on the Consolidated Balance Sheet. The holdback amount is secured by a stand-by letter of credit under the Company's senior credit facility (see Note 8).

     The Company also accrued approximately $3.0 million for a planned and ongoing restructuring related to USPC. In addition, the USPC Acquisition includes an earn-out provision with a potential payment in cash of up to $2 million and an additional potential payment of up to $8 million (for a potential total of up to $10 million) in either cash or Company common stock, at the
Company's sole discretion, payable in 2007, provided that certain earnings performance targets are met. If paid, the Company expects to capitalize the cost of the earn-out. USPC is included in the branded consumables segment from June
28, 2004.

     During the first quarter of 2004, the Company completed the tuck-in acquisition of Loew-Cornell, Inc. ("Loew-Cornell" and "Loew-Cornell
Acquisition"). Loew-Cornell is a leading marketer and distributor of paintbrushes and other arts and crafts products. The Loew-Cornell Acquisition includes an earn-out provision with a payment in cash or our common stock, at the Company's sole discretion, based on earnings performance targets. As of
December 31, 2004, the outcome of the contingent earn-out is not determinable beyond a reasonable doubt. Therefore, only the prepayment of the contingent consideration ($0.5 million to be paid in equal installments during 2005 and
2006) has been recorded as part of the Deferred Considerations for Acquisitions amount in the Consolidated Balance Sheet. Loew-Cornell is included in the branded consumables segment from March 18, 2004.

2003 Activity

     On September 2, 2003, the Company acquired all of the issued and outstanding stock of Lehigh Consumer Products Corporation and its subsidiary
("Lehigh" and the "Lehigh Acquisition"). Lehigh is a leading supplier of rope, cord and twine for the U.S. consumer marketplace and a leader in innovative storage and organization products and workshop accessories for the home and garage as well as in the security screen door and ornamental metal fencing market. The purchase price of this transaction was approximately $157.5 million, including transaction expenses. Additionally, the Lehigh Acquisition includes a contingent consideration provision with a potential payment in cash or the
Company's common stock, at the Company's sole discretion, of up to $25 million payable in 2006, provided that certain earnings performance targets are met.
Since this consideration is not payable beyond a reasonable doubt, no amount has been accrued in the Consolidated Balance Sheet as of December 31, 2004. Lehigh
is included in the branded consumables segment from September 2, 2003 (see Note
5).

     On February 7, 2003, the Company completed its acquisition of the business of Diamond Brands International, Inc. and its subsidiaries ("Diamond Brands" and the "Diamond Acquisition"), a manufacturer and distributor of niche household products, including clothespins, kitchen matches, plastic cutlery and toothpicks under the Diamond(R) and Forster(R) trademarks. The purchase price of this transaction was approximately $91.5 million, including transaction expenses. The acquired plastic manufacturing operation is included in the plastic consumables segment from February 1, 2003 and the acquired wood manufacturing operation and branded product distribution business is included in the branded consumables segment from February 1, 2003 (see Note 5).

     The Company also completed two tuck-in acquisitions in 2003. In the fourth quarter of 2003, the Company completed its acquisition of the VillaWare
Manufacturing Company ("VillaWare"). VillaWare's results are included in the consumer solutions segment from October 3, 2003. In the second quarter of 2003, the Company completed its acquisition of O.W.D., Incorporated and Tupper Lake
Plastics, Incorporated (collectively "OWD"). The branded product distribution operation acquired in the acquisition of OWD is included in the branded consumables segment from April 1, 2003. The plastic manufacturing operation acquired in the acquisition of OWD is included in the plastic consumables segment from April 1, 2003 (see Note 5).

2002 Activity

     On April 24, 2002, the Company completed its acquisition of the business of
Tilia International, Inc. and its subsidiaries ("Tilia" and the "Tilia
Acquisition"). Pursuant to the Tilia Acquisition, the Company acquired Tilia for approximately $145 million in cash and $15 million in seller debt financing
(repaid in 2004 and 2003, see Note 8). In addition, the Tilia Acquisition includes an earn-out provision with a potential payment in cash or Company common stock, at the Company's sole discretion, provided that certain earnings performance targets are met. At December 31, 2004, the Company estimated that the earn-out payment, payable in the second quarter of 2005, could be approximately $17.3 million and has accrued this amount in Deferred
Consideration for Acquisitions in the Consolidated Balance Sheet. The Company
has capitalized this earn-out accrual. The goodwill balance relating to the
Tilia Acquisition includes the effect of foreign currency translations since the date of acquisition (see Note 7). Tilia is included in the consumer solutions segment from April 1, 2002 (see Note 5).

Acquisition Disclosures

     The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the respective effective dates of acquisition:

                                                 Tilia       Diamond Brands       Lehigh            USPC
                                               (April 1,        (Feb. 1,         (Sept. 2,        (June 28,
 (millions of dollars)                           2002)            2003)            2003)            2004)
                                          ----------------- --------------- ---------------- ----------------

     Current assets.....................       $   65.1         $  24.7          $  47.0         $   48.2
     Property, plant and equipment......            2.4            20.2              9.3             15.4
     Trademark..........................           50.9            13.8              3.4             50.0
     Other intangibles..................            5.5               -                -              1.1
     Other non-current assets...........              -               -                -              5.6
                                          --------------- --------------- ---------------- ----------------
         Total assets acquired..........          123.9            58.7             59.7            120.3
                                          --------------- --------------- ---------------- ----------------
     Current liabilities................          (19.3)           (9.4)           (11.4)           (25.0)
     Long-term liabilities..............           (0.7)           (0.9)               -            (31.8)
                                          --------------- --------------- ---------------- ----------------
          Total liabilities assumed.....          (20.0)          (10.3)           (11.4)           (56.8)
                                          --------------- --------------- ---------------- ----------------
                 Net assets acquired....          103.9            48.4             48.3             63.5
                                          --------------- --------------- ---------------- ----------------
     Purchase price.....................          163.3            91.5            157.5            237.9
                                          --------------- --------------- ---------------- ----------------
       Goodwill recorded................       $   59.4         $  43.1         $  109.2         $  174.4
                                          =============== =============== ================ ================

     Certain balances recorded in connection with the USPC Acquisition are preliminary and when finalized within one year of the respective date of acquisition may result in changes to the intangible balances shown above.

     The 2004, 2003 and 2002 acquisitions discussed above were all entered into as part of the Company's strategy of acquiring branded consumer products businesses with leading market positions in niche markets for products used in and around the home.

     In connection with the Loew-Cornell Acquisition, the Company recorded approximately $30.2 million to goodwill and $4.6 million to trademarks. In connection with the two 2003 tuck-in acquisitions discussed above, the Company recorded an aggregate of approximately $14.0 million to goodwill and $5.0 million to trademarks.

     The aggregate of these three tuck-in acquisitions did not have a material effect on the Company's results of operations for the years ended December 31,
2004 or 2003 and are therefore not included in the pro forma financial information presented herein (see Note 4).

     The goodwill and other intangibles amounts recorded in connection with the
Company's acquisitions are discussed in detail in Note 7.

4. PRO FORMA FINANCIAL INFORMATION

     The following unaudited pro forma financial information includes the actual reported results of the Company, as well as giving effect to the USPC
Acquisition, the Lehigh Acquisition and the Diamond Acquisition (as described in
Note 3 above) with the related financings as if they had been consummated as of the beginning of the earliest period presented. The unaudited pro forma information does not give effect to the AHI Acquisition completed in January
2005 (see Note 19). The pro forma information for the year ended December 31,
2003 includes $1.5 million of reorganization expenses incurred by Diamond Brands prior to February 7, 2003 and includes a non-cash restricted stock charge of approximately $21.8 million and related tax benefit. The pro forma information for the year ended December 31, 2004 includes a non-cash restricted stock charge of approximately $32.4 million and related tax benefit:

                                                     YEAR ENDED DECEMBER 31,
                                                --------------------------------
(thousands of dollars, except per share data)        2004             2003
                                                --------------  ----------------
Net sales........................................  $901,788         $809,086
Operating income.................................   109,474          113,307
Net income.......................................    48,749           50,479
Diluted earnings per share.......................      1.71             1.86

5. BUSINESS SEGMENT INFORMATION

     The Company reports four business segments: branded consumables, consumer solutions, plastic consumables and other.

     In the branded consumables segment, the Company markets, distributes and in certain cases manufactures a broad line of branded products that includes arts and crafts paintbrushes, children's card games, clothespins, collectible tins, food preparation kits, home canning jars, jar closures, kitchen matches, other craft items, plastic cutlery, playing cards and card accessories, rope, cord and twine, storage and workshop accessories, toothpicks and other accessories marketed under the Aviator(R), Ball(R), Bee(R), Bernardin(R), Bicycle(R),
Crawford(R), Diamond(R), Forster(R), Hoyle(R), Kerr(R), Lehigh(R),
Leslie-Locke(R) and Loew-Cornell(R) brand names, among others. As discussed in
Note 3, the Diamond Brands wood manufacturing operation and branded product distribution business, the Lehigh home improvement business and the USPC playing cards and related accessories business have been included in the branded consumables segment effective February 1, 2003, September 2, 2003 and June 28,
2004, respectively.

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

     Net sales, operating earnings, capital expenditures, depreciation and amortization, and assets employed in operations by segment are summarized as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------
(thousands of dollars)                                2004            2003             2002
                                                   ---------       ---------       ---------

Net sales:
   Branded consumables (1) ..................      $ 473,073       $ 257,869       $ 111,240
   Consumer solutions (2) ...................        222,185         216,123         145,316
   Plastic consumables (3) ..................        128,115         109,056          70,578
   Other ....................................         67,486          42,802          41,034
   Intercompany (4) .........................        (52,250)        (38,193)         (1,064)
                                                   ---------       ---------       ---------
           Total net sales ..................      $ 838,609       $ 587,657       $ 367,104
                                                   =========       =========       =========

Operating earnings:

   Branded consumables (1) ..................      $  75,685       $  36,521       $  17,984
   Consumer solutions (2) ...................         37,021          42,550          31,672
   Plastic consumables (3) ..................          6,689           9,551           9,088
   Other ....................................          9,017           5,531           6,366
   Intercompany .............................             86            (870)             (1)

   Unallocated corporate expenses (5) .......        (32,415)        (21,833)              -
                                                   ---------       ---------       ---------
           Total operating income ...........         96,083          71,450          65,109
Interest expense, net .......................         27,608          19,184          12,611
                                                   ---------       ---------       ---------
Income before taxes .........................      $  68,475       $  52,266       $  52,498
                                                   =========       =========       =========

Capital expenditures:

   Branded consumables (1) ..................      $   4,103       $   4,074       $   3,547
   Consumer solutions (2) ...................          2,048           4,598           1,008
   Plastic consumables (3) ..................          3,759           2,484           3,392
   Other ....................................            707             924             585
   Corporate (6) ............................            144             742             745
                                                   ---------       ---------       ---------
          Total capital expenditures ........      $  10,761       $  12,822       $   9,277
                                                   =========       =========       =========

Depreciation and amortization:

   Branded consumables (1) ..................      $   6,343       $   3,673       $   1,878
   Consumer solutions (2) ...................          3,437           2,278           1,382
   Plastic consumables (3) ..................          7,391           6,859           4,435
   Other ....................................          1,861           2,133           2,222
   Corporate (6) ............................            143             102              84
                                                   ---------       ---------       ---------
          Total depreciation and amortization      $  19,175       $  15,045       $  10,001
                                                   =========       =========       =========

                                                               AS OF DECEMBER 31,
                                                   -------------------------------------
                                                          2004                2003
                                                   --------------------  ---------------
Assets employed in operations:

   Branded consumables (1)......................          $  671,510         $  310,451
   Consumer solutions (2).......................             241,217            216,289
   Plastic consumables (3)......................              56,402             62,623
   Other........................................              13,159             13,867
   Corporate (6)................................              60,093            156,444
                                                   --------------------  ---------------
          Total assets..........................         $ 1,042,381          $ 759,674
                                                   ====================  ===============

(1) The USPC business, the Lehigh business and the Diamond Brands wood manufacturing operation and branded product distribution business are included in the branded consumables segment effective June 28, 2004, September 2, 2003 and February 1, 2003, respectively.
(2) The consumer solutions segment was created upon the purchase of Tilia, effective April 1, 2002.
(3) The Diamond Brands plastic manufacturing operation is included in the plastic consumables segment effective February 1, 2003.
(4) Intersegment sales are recorded at cost plus an agreed upon intercompany profit on intersegment sales.
(5) Unallocated corporate expenses are comprised of non-cash restricted stock charges of $32.4 million and $21.8 million in 2004 and 2003, respectively.
(6) Corporate assets primarily include cash and cash equivalents, amounts relating to benefit plans, deferred tax assets and corporate facilities and equipment.

     Within the branded consumables segment are four product lines: kitchen products, home improvement products, playing card products and other specialty products. Kitchen products include food preparation kits, home canning and accessories, kitchen matches, plastic cutlery, straws and toothpicks. Home improvement products include rope, cord and twine, storage and organizational products for the home and garage and security door and fencing products. Playing card products include children's card games, collectible tins and playing card products. Other specialty products include arts and crafts paintbrushes, book and advertising matches, institutional plastic cutlery and sticks, laundry care products, lighters and fire starters, other craft items and other commercial products and puzzles.

      Net sales of these products in 2004, 2003 and 2002 were as follows:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------------------------

          (in millions)                                                  2004              2003             2002
                                                                   ------------------ ----------------  --------------
          Kitchen products.......................................            $205.8          $ 194.4         $ 109.1
          Home improvement products..............................             138.1             41.0               -
          Playing cards products.................................              80.5                -               -
          Other specialty products...............................              48.7             22.5             2.1
                                                                   ------------------ ----------------  --------------
            Total branded consumables net sales..................            $473.1           $257.9          $111.2
                                                                   ================== ================  ==============

     One of the Company's customers (a customer to both the branded consumables and consumer solutions segments) accounted for 16.5%, 19.7% and 18.7% of its
2004, 2003 and 2002 net revenues, respectively. No other customer accounted for more than 10% of the Company's net revenues in any of the years presented.

     The Company's sales are principally within the United States. Our international operations are mainly based in Canada, Spain, Mexico and the U.K.
Export sales are also made to countries in Europe, Latin America, the Caribbean and the Pacific Rim. Net sales of the Company's products outside of North
America were $43.8 million, $15.0 million and $7.3 million or on a percentage basis, 5.2%, 2.6% and 2.0%, in 2004, 2003 and 2002, respectively. Long-lived assets located outside of North America are not material.

6.   INVENTORIES

     Inventories were comprised of the following:

                                                                                              AS OF DECEMBER 31,
                                                                                       -------------------------------
          (thousands of dollars)                                                            2004            2003
                                                                                       --------------- ---------------

          Raw materials and supplies..............................................           $ 20,580        $ 15,254
          Work in process.........................................................             10,874           6,653
          Finished goods..........................................................            122,726          83,666
                                                                                       --------------- ---------------
                    Total inventories.............................................          $ 154,180       $ 105,573
                                                                                       =============== ===============

7.  INTANGIBLES

     As of December 31, 2004 and 2003, the Company recorded the following amounts for intangible assets by segment (the Company allocates intangible assets based on which segment the subsidiary that gave rise to the intangible asset is included in):

                                                               BRANDED          CONSUMER
(in millions)                                                CONSUMABLES        SOLUTIONS          TOTAL
                                                          ----------------- ----------------- ----------------
2004
----

Intangible assets not subject to amortization:
Goodwill...............................................       $     376.6        $     91.1      $      467.7
Trademarks.............................................              73.9              56.1             130.0
   Intangible assets not subject to amortization.........           450.5             147.2             597.7
Intangible assets subject to amortization:
Non-compete agreement....................................             1.1               -                 1.1
Manufacturing processes and expertise....................              -                6.5               6.5
 Accumulated amortization................................            (0.5)             (2.4)             (2.9)
                                                           ----------------- ----------------- ----------------
   Net amount of intangible assets subject to
amortization.............................................             0.6               4.1               4.7
                                                           ----------------- ----------------- ----------------
   Total goodwill and other intangible assets............      $    451.1        $    151.3      $      602.4
                                                           ================= ================= ================

                                                               BRANDED          CONSUMER
                                                             CONSUMABLES        SOLUTIONS          TOTAL
                                                          ----------------- ----------------- ----------------
2003
----
Intangible assets not subject to amortization:
Goodwill.................................................   $       167.3        $     69.1       $     236.4
Trademarks...............................................            18.9              55.9              74.8
                                                           ----------------- ----------------- ----------------
   Intangible assets not subject to amortization.........           186.2             125.0             311.2
Intangible assets subject to amortization:
Non-compete agreement....................................             -                 -                 -
Manufacturing processes and expertise....................             -                 6.0               6.0
Accumulated amortization.................................             -                (1.4)             (1.4)
                                                           ----------------- ----------------- ----------------
   Net amount of intangible assets subject to
amortization.............................................             -                 4.6               4.6
                                                           ----------------- ----------------- ----------------
   Total goodwill and other intangible asset.............   $       186.2        $    129.6       $     315.8
                                                           ================= ================  ================

     The only intangible assets which have finite lives and are currently subject to amortization are certain manufacturing processes and expertise within the consumer solutions segment, which are being amortized over a period of seven to eight years and two non-compete agreements within the branded consumables segment, which are being amortized over the life of their respective agreements.
Amortization expense for the intangible assets which have finite lives in the aggregate amounts of $1.5 million, $0.8 million and $0.6 million was recorded in
2004, 2003 and 2002, respectively, and is included in Selling, General and
Administrative expenses in the Consolidated Statements of Income.

     The following table summarizes the changes to the carrying amounts of intangible asset not subject to amortization during the years ended December 31,
2004 and 2003:

                                                             BRANDED          CONSUMER
(in millions)                                              CONSUMABLES        SOLUTIONS          TOTAL
                                                        ----------------- ----------------- ----------------

Intangible assets not subject to amortization:
Balance at December 31, 2002.............................. $        15.5       $      113.2     $      128.7
   Acquired goodwill (see Note 3).........................         151.7                6.4            158.1
   Acquired trademark (see Note 3)........................          19.0                3.0             22.0
   Foreign currency translation adjustment................             -                3.1              3.1
   Purchase accounting adjustments to goodwill............             -               (0.7)            (0.7)
                                                          ------------------ ---------------  --------------
Balance at December 31, 2003..............................         186.2              125.0            311.2
   Acquired goodwill (see Note 3).........................         204.6                -              204.6
   Acquired trademark (see Note 3)........................          54.9                0.2             55.1
   Contingent consideration...............................             -               17.3             17.3
   Foreign currency translation adjustment................             -                1.3              1.3
   Purchase accounting adjustments to goodwill............           4.8                3.4              8.2
                                                          ------------------ ---------------  --------------
Balance at December 31, 2004..............................  $      450.5       $      147.2      $     597.7
                                                           ================= ================ ================

     The purchase accounting adjustments to goodwill in 2004 primarily relate to the finalization of preliminary working capital balances related to recent acquisitions. As described in Note 3 during 2004, the Company recorded to the goodwill balance in connection with the Tilia Acquisition, an estimated earn-out amount of $17.3 million.

     The estimated amortization expense for each of the five succeeding fiscal years is as follows: $1.4 million in 2005; $1.0 million in 2006; $0.9 million in
2007; $0.9 million in 2008; and $0.3 million in 2009.

     Approximately $226.9 million of the goodwill and other intangible assets recorded by the Company are not deductible for income tax purposes.

     In accordance with SFAS No. 142, the Company performs annual impairment testing on its intangible assets. The Company performs this testing as of
October 1 each year. During the years ended December 31, 2004, 2003 and 2002, the Company did not record goodwill amortization and did not experience any impairment losses.

8.   DEBT AND INTEREST

     Debt was comprised of the following:

                                                                                              AS OF DECEMBER 31,
                                                                                      --------------------------------
          (thousands of dollars)                                                           2004             2003
                                                                                      ---------------- ---------------

          9 3/4% Senior Subordinated Notes........................................         $ 179,871        $179,853
          Term A..................................................................            39,341          49,934
          Term B..................................................................           148,125         149,625
          Term B Add-on ..........................................................           115,420               -
          Other...................................................................             1,524           5,420
          Non-debt balances arising from interest rate swap activity..............             3,170           2,550
                                                                                      ---------------- ---------------
                                                                                             487,451         387,382
          Less current portion....................................................           (16,951)        (17,512)
                                                                                      ---------------- ---------------
                    Total long-term debt..........................................         $ 470,500        $369,870
                                                                                      ================ ===============

2004 Activity

     On June 28, 2004, in connection with its USPC Acquisition, the Company completed a $116 million add-on to its Term B loan facility ("Term B Add- on")
under its Second Amended Credit Agreement. The proceeds from the Term B Add-on offering were used to partially fund the USPC Acquisition. The spread on the
Term B Add-on

is 2.25% over London Interbank Offered Rate ("LIBOR"). Additionally, under this
Second Amended Credit Agreement, the spread on the Company's existing Term B loan facility was reduced from 2.75% over LIBOR to 2.25% over LIBOR.

     The Second Amended Credit Agreement did not significantly change the restrictions on the conduct of the Company's business or the financial covenants required in the previous senior credit facility ("Amended Credit Agreement")
(see "2003 Activity" below). The Second Amended Credit Agreement, which matures on April 24, 2008, also did not change the pricing and principal terms of the
$70 million revolving credit facility.

     As of December 31, 2004, other debt primarily consisted of $1.5 million of bank notes that are payable in equal quarterly installments through April 2007 with rates of interest at Euro Interbank Offered Rate plus 1.00%. In April 2004, the Company repaid the remaining seller debt financing incurred in connection with a 2002 acquisition, which included both principal and accrued interest thereon, in the amount of approximately $5.4 million.

2003 Activity

     In connection with the Lehigh Acquisition (see Note 3), the Company's
Amended Credit Agreement, amended and restated in 2003, provided for up to $280 million of senior secured loans, consisting of a $70 million revolving credit facility, a $60 million term loan facility ("Term A") and a second term loan facility for $150 million ("Term B"). The second term loan facility bears interest at a rate equal to (i) the Eurodollar Rate (as determined by the
Administrative Agent) pursuant to an agreed formula or (ii) a Base Rate equal to the higher of (a) the Bank of America prime rate and (b) the federal funds rate plus 0.50%, plus, in each case, an applicable margin of 2.75% per annum for
Eurodollar loans and 1.75% per annum for Base Rate loans. The pricing and principal of the revolving credit facility and the previously existing term loan did not change. On September 2, 2003, the Company drew down the full amount of
Term B, which funds were used principally to pay the majority of the cash consideration for the Lehigh Acquisition. Our Amended Credit Agreement was
scheduled to mature on April 24, 2008.

     The Amended Credit Agreement contained certain restrictions on the conduct of the Company's business, including, among other things restrictions, generally, on: incurring debt; disposing of certain assets; making investments;
exceeding certain agreed upon capital expenditures; creating or suffering liens;
completing certain mergers; consolidations and sales of assets and with permitted exceptions; acquisitions; declaring dividends; redeeming or prepaying other debt; and certain transactions with affiliates. The Amended Credit
Agreement also included financial covenants that required the Company to maintain certain leverage and fixed charge ratios and a minimum net worth.

     On May 8, 2003, the Company issued an additional $30 million of Notes
(bringing to a total $180 million of Notes issued and outstanding, including the
2002 issuance discussed below). The net proceeds of the offering were used to reduce the outstanding revolver balances under the Company's senior credit facility. The Notes were issued at a price of 106.5% of face value and the
Company received approximately $32.0 million in gross proceeds from the issuance. As a result of an exchange offer completed on December 2, 2003, all of the Notes are governed by an indenture, dated as of April 24, 2002, as supplemented ("April 2002 Indenture"). Significant terms of the Notes and the indenture are discussed under "2002 Activity".

     During 2003, a seller note in the principal amount of $10 million was repaid. For accounting purposes, the Company imputed an interest rate of 5% on the $10 million non-interest bearing note.

     2002 Activity

     In April 2002, in connection with the Tilia Acquisition, the Company made an offering of $150 million of Notes to qualified institutional buyers in a private placement pursuant to Rule 144A under the Securities Act of 1933.

     The Notes were issued at a discount such that the Company received approximately $147.7 million in net proceeds. The Notes are scheduled to mature on May 1, 2012; however, on or after May 1, 2007, the Company can redeem all or part of the Notes at any time at a redemption price ranging from 100% to
104.875% of the

principal amount, plus accrued and unpaid interest and liquidated damages, if any. Prior to May 1, 2005, the Company can redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds from certain public equity offerings at a redemption price of 109.75% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any. Interest on the
Notes accrues at the rate of 9.75% per annum and is payable semi-annually in arrears on May 1 and November 1, with the first payment occurring on November 1,
2002. The April 2002 Indenture governing the Notes also contains certain restrictions on the conduct of the Company's business.

     Prior to the Amended Credit Agreement, the Company's former credit agreement ("Old Credit Agreement") was due to mature on April 24, 2007. The revolving credit facility and the term loan facility bore interest at a rate equal to (i) the Eurodollar Rate pursuant to an agreed formula or (ii) a Base
Rate equal to the higher of (a) the Bank of America prime rate and (b) the federal funds rate plus .50%, plus, in each case, an applicable margin ranging from 2.00% to 2.75% for Eurodollar Rate loans and from .75% to 1.50% for Base
Rate loans. The Old Credit Agreement contained restrictions on the conduct of the Company's business similar to the restrictions under the Amended Credit
Agreement. The Old Credit Agreement was replaced by the Amended Credit
Agreement.

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
During the first quarter of 2002, approximately $38 million of tax refunds the
Company received were used to repay a portion of the outstanding amounts under this credit facility.

Debt disclosures

     As of December 31, 2004, the Notes traded at a premium, resulting in an estimated fair value, based upon quoted market prices, of approximately $198.5 million compared to the book value of $179.9 million.

     As of December 31, 2004, the Company had $302.9 million outstanding under its term loan facilities and no amounts outstanding under the revolving credit facility of the Second Amended Credit Agreement. As of December 31, 2004, net
availability under the revolving credit agreement was approximately $44.2 million, after deducting $25.8 million of issued letters of credit. As discussed in Note 3 above, the letters of credit outstanding include an amount of approximately $20.0 million securing the USPC holdback amount. The Company is required to pay commitment fees on the unused balance of the revolving credit facility. At December 31, 2004, the annual commitment fee on unused balances was
0.50%.

     As of December 31, 2003, the Company had $199.6 million outstanding under the term loan facilities and no outstanding amounts under the revolving credit facility of the Amended Credit Agreement. Net availability under the revolving credit agreement was approximately $64.9 million as of December 31, 2003, after deducting $5.1 million of issued letters of credit.

     The Company's long-term debt maturities, net of unamortized debt discounts/premiums, for the five years following December 31, 2004 and thereafter are as follows (in thousands):

          Year ending December 31,                 Amount
      ----------------------------------------------------------
                    2005                        $    16,935
                    2006                             19,773
                    2007                            138,441
                    2008                            129,200
                    2009                                (16)
                 Thereafter                         183,118
                                              -----------------
                                                 $  487,451
                                              =================

     As of December 31, 2004 and 2003, the Company's long-term debt included approximately $3.2 million and $2.6 million, respectively, of non-debt balances arising from the interest rate swap transactions related to the

Company's outstanding notes as described in Note 15. The 2004 non-debt balance is included in the "thereafter" balance above.

     Because the interest rates applicable to the senior debt under the Second
Amended Credit Agreement and the Amended Credit Agreement are based on floating rates identified by reference to market rates, the fair market value of the senior debt as of December 31, 2004 and 2003 approximated its carrying value.

     During 2004 and 2003, the Company incurred costs in connection with the issuance of the Notes, Second Amended Credit Agreement, Amended Credit Agreement
and Old Credit Agreement of approximately $2.3 million and $5.9 million, respectively. Such amounts are included in Other Assets on the Consolidated
Balance Sheet and are being amortized over the respective terms of the debt.

     Interest paid on the Company's borrowings during the years ended December
31, 2004, 2003 and 2002 was $26.1 million, $17.2 million and $10.5 million, respectively.

9.   TAXES ON INCOME

     The components of the provision for income taxes attributable to continuing operations were as follows:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------------------
(thousands of dollars)                                                    2004           2003            2002
                                                                      -------------- -------------- ---------------

Current income tax expense:...................................
U.S. federal..................................................           $  14,391     $    9,842    $     13,513
Foreign.......................................................               1,904            676             692
State and local...............................................               2,120          2,466           2,813
                                                                      -------------- -------------- ---------------
      Total ...............................................                 18,415         12,984          17,018
                                                                      -------------- -------------- ---------------

Deferred income tax expense (benefit):
U.S. federal..................................................               6,536          6,485            (340)
State, local and other........................................                 121            602            (489)
Foreign....................................................                    969            417               -
                                                                      -------------- -------------- ---------------
     Total.................................................                  7,626          7,504            (829)
                                                                      -------------- -------------- ---------------
Total income tax provision .....................................         $  26,041       $ 20,488        $ 16,189
                                                                      ============== ============== ===============

     Foreign pre-tax income was $5.1 million, $3.2 million, and $1.8 million in
2004, 2003, and 2002, respectively.

     Deferred tax (liabilities) assets are comprised of the following:

                                                                                          AS OF DECEMBER 31,
                                                                                   -------------------------------
(thousands of dollars)                                                                  2004            2003
                                                                                   --------------- ---------------

Property, equipment and intangibles..........................................       $    (38,083)    $   (14,682)
Other........................................................................            (2,693)         (2,445)
                                                                                   --------------- ---------------
   Gross deferred tax liabilities............................................            (40,776)        (17,127)
                                                                                   --------------- ---------------

Net operating loss...........................................................              3,426           2,726
Accounts receivable allowances...............................................              3,340           1,342
Inventory valuation..........................................................              4,621           3,097
Compensation and benefits....................................................              5,036           3,961
Other........................................................................              4,113           3,945
                                                                                   --------------- ---------------
   Gross deferred tax assets.................................................             20,536          15,071
                                                                                   --------------- ---------------
Valuation allowance..........................................................             (1,000)         (1,000)
                                                                                   --------------- ---------------
Net deferred tax liability...................................................       $    (21,240)    $    (3,056)
                                                                                   =============== ===============

     As of December 31, 2004, approximately $3.4 million of state and Canadian net operating loss carryforwards remain before the valuation allowance, of which
$2.9 million and $0.5 million relate to net operating losses in the United
States and Canada, respectively. Their use is limited to future taxable income of the Company. The carryforwards expire in the United States in 2021 and in
Canada in 2008. The Company maintained a valuation allowance against a portion of the net tax benefit associated with all carryforwards and temporary differences at December 31, 2004, as it is more likely than not that these will not be fully utilized in the available carryforward period.

     As a result of the losses arising from the sale of certain assets in 2001, the Company recovered in January 2002 approximately $15.7 million of federal income taxes paid in 1999 and 2000 by utilizing the carryback of a tax net operating loss generated in 2001. On March 9, 2002, The Job Creation and Workers
Assistance Act of 2002 was enacted which provided, in part, for the carryback of
2001 net operating losses for five years instead of the previous two year period. As a result, the Company filed for an additional refund of $22.8 million, of which $22.2 million was received in March 2002 and the remainder was received in April 2002.

     The difference between the federal statutory income tax rate and the
Company's effective income tax rate as a percentage of income from continuing operations is reconciled as follows:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                         --------------------------------------------
                                                                             2004             2003          2002
                                                                         --------------   -------------  ------------

Federal statutory tax rate.....................................               35.0%             35.0%          35.0%
Increase (decrease) in rates resulting from:
    State and local taxes, net.................................                3.0               3.8            3.3
    Foreign....................................................                0.3              (0.1)             -
    Valuation allowance........................................                 -                  -           (8.4)
    Other......................................................               (0.3)              0.5            0.9
                                                                         --------------   -------------  ------------
Effective income tax rate......................................               38.0%              39.2%         30.8%
                                                                         ==============   =============  ============

     The American Jobs Creation Act of 2004 ("Act") introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a United States taxpayer ("Repatriation Provision"), provided certain criteria are met. The Act provides an 85% dividends received deduction of certain foreign earnings that are repatriated (as defined in the Act) in either the enterprise's last tax year that began before October 22, 2004 ("the
Enactment Date") or the first tax year that begins during the one-year period beginning on the Enactment Date. The Company has not completed its evaluation of the effects of the Repatriation Provision, although it does expect such evaluation to be completed by the third quarter of 2005. Since the Company has not completed its evaluation of the effects of such Repatriation Provision, the potential range of income tax effects of such Repatriation Provision cannot be reasonably estimated prior to the issuance of the Company's Consolidated
Financial Statements. As a result, the Company has not provided United States income taxes on undistributed foreign earnings of approximately $13.5 million at
December 31, 2004.

     Total income tax payments made by the Company during the years ended
December 31, 2004, 2003 and 2002 were $17.0 million, $11.2 million and $9.3 million, respectively.

10.  RETIREMENT AND OTHER EMPLOYEE BENEFIT PLANS

     The Company has certain defined contribution retirement plans that qualify under section 401(k) of the Internal Revenue Code. The Company's contributions to these retirement plans were $3.1 million, $2.3 million and $1.6 million in the years ended December 31, 2004, 2003 and 2002, respectively.

     The Company also maintains a defined benefit pension plan for certain of its hourly employees and provides certain postretirement medical and life insurance benefits for a portion of its employees. In 2004, in connection with the USPC Acquisition, the Company acquired both the plan assets and the benefit obligation on a defined benefit plan that covers all eligible non-union employees of USPC as well as the benefit obligation of a post retirement medical and life insurance plan for USPC. Additionally, in 2003, in connection with the
Diamond

Acquisition, the Company acquired both the plan assets and the remaining benefit obligation on two additional deferred benefit pension plans which are both frozen.

     The funding policy for the Company's defined benefit pension plans is based on actuarial calculations and the applicable requirements of federal law.
Benefits under the Company's pension plans are primarily related to years of service. The Company uses September 30 as the measurement date for all of its defined pension plans and postretirement plans.

     The components of net periodic pension and postretirement benefit expense for the years ended December 31, 2004, 2003 and 2002 are as follows:

                                                    PENSION BENEFITS                      POSTRETIREMENT BENEFITS
                                         ---------------------------------------  ---------------------------------------
(thousands of dollars)                       2004           2003         2002         2004           2003         2002
                                         --------------  -----------  ----------  -------------  ------------  ----------
Components of net periodic benefit cost:

Service cost...........................        $  697       $  304      $  334        $  168         $  75        $  72
Interest cost .........................         2,158        1,419         973           339           194          119
Expected return on plan assets.........        (2,175)      (1,143)       (975)            -             -            -
Net amortization.......................           314          250         114             2             2           (7)
                                         --------------  -----------  ----------  -------------  ------------  ----------
Net periodic benefit cost..............      $    994       $  830      $  446        $  509         $ 271        $ 184
                                         ==============  ===========  ==========  =============  ============  ==========

     The following table is a reconciliation of the projected benefit obligation and the fair value of the deferred benefit pension plan assets and the status of the Company's unfunded postretirement benefit obligation as of December 31:

                                                            PENSION BENEFITS            POSTRETIREMENT BENEFITS
                                                      -----------------------------  ------------------------------
(thousands of dollars)                                    2004           2003             2004           2003
                                                      -------------- --------------  -------------- ---------------
Change in benefit obligation:

   Benefit obligation at beginning of year......          $ 21,872       $ 14,168         $ 3,300         $ 1,766
   Service cost.................................               697            304             168              75
   Interest cost................................             2,158          1,419             339             194
   Amendments...................................                 -            442              35               -
   Actuarial loss (gain)........................               754          1,317             (64)          1,461
   Acquisition..................................            29,049          5,177           4,783               -
   Benefits paid................................            (2,199)          (955)           (324)           (196)
                                                      -------------- --------------  -------------- ---------------
   Benefit obligation at end of year............            52,331         21,872           8,237           3,300
                                                      -------------- --------------  -------------- ---------------
Change in plan assets:
Fair value of plan assets at beginning of year              15,283          9,704               -               -
   Company contributions........................               559            307              99               -
   Participant contributions....................                 -              -              35               -
   Actual return on plan assets.................             2,874          1,959               -               -
   Acquisition..................................            19,782          4,268               -               -
   Benefits paid................................            (2,199)          (955)           (134)              -
                                                      -------------- --------------  -------------- ---------------
   Fair value of plan assets at end of year.....            36,299         15,283               -               -
                                                      -------------- --------------  -------------- ---------------
Reconciliation of funded status:
   Funded status................................           (16,032)        (6,589)         (8,237)         (3,300)
   Unrecognized prior service cost..............               944          1,096             25               27
   Unrecognized net loss (gain).................             3,282          3,390            (447)           (240)
                                                      -------------- --------------  -------------- ---------------
   Net amount recognized........................         $ (11,806)      $ (2,103)       $ (8,659)       $ (3,513)
                                                      ============== ==============  ============== ===============

     Amounts recognized in the Company's Consolidated Balance Sheet consist of:

                                                           PENSION BENEFITS            POSTRETIREMENT BENEFITS
                                                    ------------------------------- ------------------------------
(thousands of dollars)                                    2004           2003           2004            2003
                                                    ---------------- -------------- -------------- ---------------

Accrued benefit cost............................       $    (16,283)     $ (6,043)      $ (8,659)       $ (3,513)
Intangible assets...............................                944         1,096              -               -
Accumulated other comprehensive income..........              3,533         2,894              -               -
                                                    ---------------- -------------- -------------- ---------------
Net amount recognized...........................     $      (11,806)     $ (2,103)       $(8,659)       $ (3,513)
                                                    ================ ============== ============== ===============

     The accumulated benefit obligation for the Company's defined benefit pension plans was approximately $49.8 million and $21.2 million as of December
31, 2004 and 2003, respectively.

                                                           PENSION BENEFITS            POSTRETIREMENT BENEFITS
                                                    ------------------------------- ------------------------------
                                                           2004           2003           2004            2003
                                                    ---------------- -------------- -------------- ---------------

Weighted-average assumptions as of December 31:
Discount rate.....................................           6.00%         6.50%          6.00%           6.50%
Expected return on plan assets....................           8.53%         9.00%            -                -

     The rate of compensation increase assumption is 3.25% to 4.25% for the USPC pension plan and is not applicable to the Company's other pension plans. The healthcare cost trend on covered charges for the USPC postretirement plan is 12%
in 2004 decreasing to an ultimate rate of 5.5%. For the Company's other postretirement plan the healthcare cost trend is 11% for participants aged 64 and under and 8% for participants aged 65 and over, decreasing to an ultimate rate of 6% for all participants.

     The return on plan assets reflects the weighted-average of the long-term rates of return for the broad categories of investments held in the Company's defined benefit pension plans. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the Company's defined benefit pension plan's investments.

     The Company's investment strategy for its defined benefit pension plans is to maximize the long-term rate of return on plans assets within an acceptable level of risk in order to minimize the cost of providing pension benefits. The
Company's target asset range for 2005 as a percentage of market value is as follows: equities - 50%-70% (and within equities: foreign stocks - 0%-20% and small capitalized common stocks - 0%-40%); bonds - 30%-50% and cash and money funds - 0%-10%. This target range was the same in 2004. As of the Company's 2004 and 2003 measurement dates, the percentage of fair value of total assets by asset category was as follows:

                                                        2004            2003
                                                    -------------   ------------
Asset category:
   Equity securities and funds..................         61.1%          58.4%
   Debt securities and funds....................         38.1           38.7
   Other........................................          0.8            2.9
                                                    -------------   ------------
   Total........................................        100.0%         100.0%
                                                    =============   ============

     The Company's pension contributions for 2005 are estimated to be approximately $2.1 million, reflecting quarterly contributions to certain plans as required by the IRS Code Section 412 and certain voluntary contributions. The
Company's postretirement contributions for 2005 are estimated to be approximately $0.2 million.

     Information about the expected benefit payments for the Company's pension and postretirement plans follows (in thousands):

                                                                      POST
                                                    PENSION        RETIREMENT
                                                     PLANS           PLANS
              YEAR ENDING DECEMBER 31,         ----------------  --------------
                        2005                        $  2,656        $  395
                        2006                           2,752           419
                        2007                           2,868           450
                        2008                           3,013           471
                        2009                           3,097           488
                     2010-2014                        18,105         1,750

     A one percentage point increase or one percentage point decrease in healthcare costs would increase or decrease the benefit obligation under the
Company's postretirement plans by approximately $0.6 million or $0.5 million, respectively. The effect of either a one percentage point increase or a one percentage point decrease in health care costs would affect the aggregate annual service and interest costs under the Company's postretirement plans by less than
$0.1 million.

11.  EQUITY AND STOCK PLANS

     On September 30, 2003, the Company completed a public offering ("Offering")
of approximately 4.8 million shares of its common stock at $24.67 per share. The proceeds from the Offering, net of underwriting fees and related expenses, totaled approximately $112.3 million. The net proceeds of the Offering were used for a combination of general corporate purposes, acquisitions and debt repayment.

     The Company maintains the 2003 Stock Incentive Plan, which allows for grants of stock options, restricted stock and stock bonuses. As of December 31,
2004, there were approximately 0.5 million shares available for grant under this long-term equity incentive plan.

     During 2002 and prior years, the Company granted stock options to key employees and non-employee directors under the 2001 Stock Option Plan, the 1998
Long-Term Equity Incentive Plan, the 1993 Stock Option Plan and the 1993 and
1996 Stock Option Plans for Non-employee Directors. There are no remaining shares available for grant under any of these plans.

     A summary of the Company's stock option activity for the years ended
December 31, 2004, 2003 and 2002 is as follows:

                                                                           WEIGHTED AVG.
                                                           SHARES          OPTION PRICE          PRICE RANGE
                                                      ----------------- -------------------- --------------------

Outstanding as of December 31, 2001...............          2,768,917            $    4.38         $ 3.65-$9.31
New options granted...............................          1,761,750                12.51           6.25-18.10
Exercised.........................................         (2,057,624)                4.25           3.65-11.51
Canceled..........................................            (52,050)               10.11           3.65-11.51
                                                      ----------------- -------------------- --------------------
Outstanding as of December 31, 2002...............          2,420,993                10.37           3.65-18.10
New options granted...............................            535,500                21.00          15.97-25.82
Exercised.........................................           (280,143)                6.01           3.65-17.43
Canceled..........................................            (53,886)               12.38           4.33-19.20
                                                      ----------------- -------------------- --------------------
Outstanding as of December 31, 2003...............          2,622,464                12.97           3.65-25.82
New options granted...............................            469,250                35.05          28.33-42.85
Exercised.........................................           (302,297)                8.11           3.65-19.71
Canceled..........................................            (55,186)               13.54           4.33-25.82
                                                      ----------------- -------------------- --------------------
Outstanding as of December 31, 2004...............          2,734,231            $   17.28        $ 3.65-$42.85
                                                      ================= ==================== ====================

Exercisable as of December 31, 2002...............            493,310            $    5.03         $ 3.65-$9.31
Exercisable as of December 31, 2003...............            743,912                 9.60           3.65-18.10
Exercisable as of December 31, 2004...............          1,020,873                12.11           3.65-25.82

     Significant option groups outstanding at December 31, 2004 and related weighted average price and life information follows:

                                         OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                                         -------------------                                -------------------
                       NUMBER        WEIGHTED AVERAGE        WEIGHTED AVERAGE           NUMBER        WEIGHTED AVERAGE
  EXERCISE PRICE     OUTSTANDING      EXERCISE PRICE      REMAINING LIFE (YEARS)     EXERCISABLE       EXERCISE PRICE
------------------- -------------- -------------------  ------------------------  ------------------ --------------------

$ 3.65 -$12.40..        431,234         $       6.94            6.57                    254,612         $       6.15
12.90...........      1,312,500                12.90            7.50                    618,754                12.90
15.97 - 19.71...        362,497                18.85            8.47                    132,819                18.47
21.45 - 32.10...        236,250                27.01            9.00                     14,688                24.90
32.85 - 42.85...        391,750                36.01            9.68                          -                    -
                    --------------                                                 -----------------
                      2,734,231                                                       1,020,873
                    ==============                                                 =================

     In August 2004, the Company's board of directors ("Board") approved the granting of an aggregate of 140,000 restricted shares of the Company's common stock to three executive officers of the Company. The restrictions on these shares were to lapse ratably over a three year period commencing January 1, 2005 and would lapse immediately in the event of a change in control.

     Following the signing of the AHI transaction (see Note 19), during October
2004, the Board amended the terms of all of the 140,000 restricted shares of common stock issued in August 2004 to lapse immediately. Also in conjunction with the AHI transaction, during October 2004, our Board accelerated the granting of an aggregate amount of 735,000 restricted shares of common stock under the Company's 2003 Stock Incentive Plan to two executive officers of the
Company that would otherwise have been granted to these executive officers in
2005-2007 pursuant to such executives' employment agreements. The Board approved that the restrictions on these shares lapsed upon issuance. The Company records non-cash compensation expense for its issued and outstanding restricted stock either when the restrictions lapse or ratably over time, when the passage of time is the only restriction. As such, the Company recorded a non-cash compensation expense for all these restricted stock issuances and restriction lapses of approximately $32.4 million in the fourth quarter of 2004.

     In July 2004, the Board approved a grant of 10,000 restricted shares of common stock to Mr. Jonathan Franklin, who was a consultant to the Company and who is a brother of Mr. Martin E. Franklin, the Company's Chairman and Chief
Executive Officer. The restrictions on 5,000 of these shares lapsed immediately and the Company recorded a non-cash compensation charge based on the fair market value of its common stock on the date of grant. The restrictions on the remaining 5,000 of these shares lapse ratably over a four year period. Non-cash compensation expense is being recognized on these shares based on the market value of the Company's common stock at the time of the lapsing. All of the shares which still have a restriction remaining will have the restrictions lapse immediately upon the event of a change in control.

     During the fourth quarter of 2003, the Company recorded a non-cash restricted stock charge of approximately $21.8 million related to the lapsing of restrictions over all the restricted stock issuances to three of the Company's executive officers, discussed immediately below.

     During 2003, the Company issued an aggregate amount of 562,500 shares of restricted stock to three of its executive officers, under its 2003 Stock
Incentive Plan. During 2003, all of these restricted stock issuances either provided or were amended to provide that the restrictions lapsed upon the earlier of (i) a change in control; or (ii) the earlier of our common stock achieving a closing price of $28 (up from $23.33) or the Company achieving annualized revenues of $800 million. However, if such restrictions were to lapse during a period when these officers were subject to additional contractual limitations on the sale of securities, the restrictions on such shares would continue until the expiration or waiver of such additional contractual limitations. As discussed above, during the fourth quarter of 2003, all such restrictions lapsed which resulted in a restricted stock charge.

     During 2002, the Company issued an aggregate of 210,000 shares of restricted stock to two of its executive officers, under its 1998 Long-Term
Equity Incentive Plan, as amended and restated. During 2003, the restricted stock issuances were amended to provide that the restrictions would lapse upon the same terms as the 2003 restricted stock issuances discussed above. Also, as discussed above, during the fourth quarter of 2003 all such restrictions lapsed and the Company recorded a restricted stock charge.

     During 2004, 2003 and 2002, the Company also issued 70,080 ("2004 Shares"),
7,200 and 5,250 shares, respectively, of restricted stock to certain other officers and employees. The restrictions on 26,750 of the 2004 Shares and the restrictions on all of the shares issued in 2003 and 2002 lapse ratably over five years of employment with the Company. The restrictions on 43,330 of the
2004 Shares will lapse upon the latter of either the Company's stock price achieving a volume weighted average of $64 per share for ten consecutive business days or November 1, 2008.

     The Company issued all of the restricted shares discussed above out of its treasury account.

     During 2002, common stock in the aggregate amount of 45,009 shares, were issued to certain other officers of the Company under its 1998 Performance Share
Plan. In connection with these stock issuances, the Company recorded a non-cash compensation expense charge of approximately $0.6 million.

     In February 2003, the Company adopted the 2003 Employee Stock Purchase Plan whereby stock of the Company can be acquired at a 15% discount and no compensation charge is recorded by the Company. Prior to this, the Company maintained another employee stock purchase plan whereby the Company matched 20%
of each participating employee's monthly payroll deduction, up to $500. The
Company thereby contributed $0.1 million to the plan in 2002. As of December 31,
2004, there were approximately 0.4 million shares available for grant under the
2003 Employee Stock Purchase Plan.

12.  LEASE COMMITMENTS

     The Company has commitments under operating leases, certain of which extend through 2013. These commitments total $6.7 million in 2005, $4.8 million in
2006, $2.5 million in 2007, $1.2 million in 2008, $1.0 million in 2009 and $3.7 million thereafter. Total lease expense was $7.4 million, $7.4 million and $5.1 million in 2004, 2003 and 2002, respectively.

13.  CONTINGENCIES

     The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. In addition, the Environmental Protection Agency has designated the Company as a potentially responsible party, along with numerous other companies, for the clean up of several hazardous waste sites. Based on currently available information, the Company does not believe that the disposition of any of the legal or environmental disputes the Company is currently involved in will have a material adverse effect upon the financial condition, results of operations, cash flows or competitive position of the Company. It is possible, that as additional information becomes available, the impact on the Company of an adverse determination could have a different effect.

14. EXECUTIVE LOAN PROGRAM

     On January 24, 2002, two executive officers of the Company exercised
900,000 and 450,000 non-qualified stock options, respectively, which had been granted under the Company's 2001 Stock Option Plan. The Company issued these shares out of its treasury stock account. The exercises were accomplished via loans from the Company under its Executive Loan Program. The principal amounts of the loans were $3.3 million and $1.6 million, respectively, and bore interest at 4.125% per annum. The loans were due on January 23, 2007 and were classified within the stockholders' equity section. The loans could be repaid in cash, shares of the Company's common stock, or a combination thereof. In February
2003, one of the executive officers surrendered to the Company shares of the
Company's stock to repay $0.3 million of his loan. On April 29, 2003, the two executive officers each surrendered to the Company shares of the Company's common stock to repay in full all remaining principal amounts and accrued interest owed under their respective loans. The Company will not make any additional loans under the Executive Loan Program.

15.  DERIVATIVE FINANCIAL INSTRUMENTS

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

     At December 31, 2004, the interest rate on approximately 15% of the
Company's debt obligation, excluding the $3.2 million of non-debt balances discussed in Note 8, was fixed by either the nature of the obligation or through interest rate swap contracts. In anticipation of the AHI Acquisition debt financing (see Note 19), the Company entered into two fixed rate swap contracts in December 2004 (see "Cash Flow Hedges" below), effective January 4, 2005, resulting in a fixed interest ratio percentage of approximately 77%, based on the debt balance at December 31, 2004.

Fair Value Hedges

      On May 6, 2003, the Company entered into a $30 million interest rate swap
("New Swap") to receive a fixed rate of interest and pay a variable rate of interest based upon 6 month LIBOR in arrears, plus a spread of 523 basis points.
The New Swap is a swap against the Notes.

     In March 2003, the Company unwound a $75 million interest rate swap ("First
Replacement Swap") to receive a fixed rate of interest and pay a variable rate of interest and contemporaneously entered into a new $75 million interest rate swap ("Second Replacement Swap"). Like the swap that it replaced, the Second
Replacement Swap is a swap against the Notes. The variable rate of interest is based on six-month LIBOR in arrears, plus a spread of 528 basis points. In return for unwinding the swap, the Company received $3.2 million of cash proceeds. Of this amount, approximately $1 million of proceeds related to accrued interest that was owed to the Company at such time. The remaining $2.2 million of proceeds is being amortized over the remaining life of the Notes as a credit to interest expense and the unamortized balances are included in the
Company's Consolidated Balance Sheet as an increase to the value of the long-term debt.

     Effective September 12, 2002, the Company entered into an agreement, whereby it unwound a $75 million interest rate swap ("Initial Swap") and contemporaneously entered into the First Replacement Swap. The First Replacement
Swap had the same terms as the Initial Swap, except that the Company was required to pay a variable rate of interest based upon 6 month LIBOR in arrears.
The spread on this contract was 470 basis points. In return for unwinding the
Initial Swap, the Company received $5.4 million in cash proceeds, of which $1 million related to accrued interest that was owed to it. The remaining $4.4 million of proceeds is being amortized over the remaining life of the Notes as a credit to interest expense and is included in the Company's Consolidated Balance
Sheet as an increase to the value of the long-term debt. Such amortization amount offsets the increased effective rate of interest that the Company pays on the Second Replacement Swap.

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

     The New Swap and Second Replacement Swap have been and, where applicable, are considered to be effective hedges against changes in the fair value of our fixed-rate debt obligation for both tax and accounting purposes. Accordingly, the interest rate swap contracts are reflected at fair value in the Company's
Consolidated Balance Sheet and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. The fair market value of these interest rate swaps as of December 31, 2004 was unfavorable in an amount of approximately $2.0 million and is included as a long-term liability in the
Consolidated Balance Sheet, with a corresponding offset to long-term debt. In addition, changes during any accounting period in the fair value of the interest rate swaps, as well as offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt being hedged, will be recognized as adjustments to interest expense in the Company's Consolidated Statements of
Income. The net effect of this accounting on the Company's operating results is that interest expense on the portion of fixed-rate debt being hedged is generally recorded based on variable interest rates. The Company is exposed to credit loss, in the event of non-performance by the other party to its current existing swap, a large financial institution. However, the Company does not anticipate non-performance by the other party.

Cash Flow Hedges

     In December 2004, the Company entered into two interest rate swaps, effective in January 2005, that converted an aggregate of $300 million of floating rate interest payments (excluding the Company's 2% applicable margin)
under its term loan facility for a fixed obligation. The first interest rate swap, for $150 million of notional value, carries a fixed interest rate of
3.625% per annum for a term of three years. The second interest rate swap, also for $150 million of notional value, carries a fixed interest rate of 4.0675% per annum for a term of five years. The swaps have interest payment dates that are the same as the term loan facilities. The swaps are considered to be cash flow hedges and are also considered to be effective hedges against changes in future interest payments of the Company's floating-rate debt obligations for both tax and accounting purposes. Gains and losses related to the effective portion of the interest rate swap will be reported as a component of other comprehensive income and will be reclassified into earnings in the same period that the hedged transaction affects earnings. As of December 31, 2004, the fair value of these interest rate swaps, which was unfavorable in an amount of approximately $0.5 million, is included as an unrealized loss in Accumulated Other Comprehensive
Income on the Company's Consolidated Balance Sheet.

     On September 30, 2004, the Company's previous interest rate swap matured.
That swap was effective on April 2, 2003 and converted the floating rate interest payments of $37 million of term loan debt for a fixed obligation that carried an interest rate, including applicable margin, of 4.25% per annum. The swap had interest payment dates that were the same as the term loan facility.
The swap was considered to be a cash flow hedge and was also considered to be an effective hedge against changes in the interest payments of the Company's floating-rate debt obligation for both tax and accounting purposes. Gains and losses related to the effective portion of the interest rate swap were reported as a component of other comprehensive income and were reclassified into earnings in the same period that the hedged transaction affects earnings.

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

16.  RELATED PARTY TRANSACTIONS

     On July 27, 2004, the agreement between one of the Company's wholly owned subsidiaries and NewRoads, Inc. ("NewRoads"), a third party provider of pick, pack and ship services, order fulfillment, warehousing and other services to the retail industry was terminated. Pursuant to this agreement, NewRoads had agreed to provide such services to the Company's consumer solutions segment. Mr.
Franklin's brother-in-law was the executive chairman of the board of NewRoads at the time of the agreement being consummated. Mr. Franklin has an indirect ownership interest of less than 1/2% in NewRoads. The Company's consumer solutions segment now uses a different third party provider for these services.

17.  EARNINGS PER SHARE

     Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated based on the weighted average number of outstanding common shares plus the dilutive effect of stock options as if they were exercised and restricted common stock.

A computation of earnings per share is as follows:

                                                                                   YEARS ENDED DECEMBER 31,
                                                                          -------------------------------------------
(thousands, except per share amounts)                                          2004           2003           2002
                                                                          --------------- --------------  -----------

Net income..............................................................       $ 42,434    $   31,778      $ 36,309
                                                                          =============== ==============  ===========

Weighted average shares outstanding.....................................         27,353        22,663        20,910
Additional shares assuming conversion of stock options and
     restricted stock...................................................          1,102           868           678
                                                                          --------------- --------------  -----------
Weighted average shares outstanding assuming conversion.................         28,455        23,531        21,588
                                                                          =============== ==============  ===========

Basic earnings per share................................................        $  1.55    $     1.40       $  1.74
Diluted earnings per share..............................................        $  1.49    $     1.35       $  1.68

18.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Summarized quarterly results of operations for 2004 and 2003 were as follows (see Note 3 for a discussion of the Company's acquisitions that occurred during this period):

                                                           FIRST         SECOND        THIRD           FOURTH
                                                          QUARTER        QUARTER       QUARTER         QUARTER       TOTAL
(thousands of dollars, except per share amounts)       ------------- -------------- --------------- ------------- -------------
2004
----

Net sales...................................               $158,324       $199,035        $244,580      $236,670      $838,609
Gross profit................................                 48,382         64,158          85,073        77,786       275,399
Net income (loss) (1).......................                  7,512         16,047          22,279        (3,404)       42,434
Basic earnings (loss) per share (2).........                   0.28           0.59            0.82         (0.12)         1.55
Diluted earnings (loss) per share (2).......                   0.27           0.57            0.79         (0.12)         1.49

2003
----
Net sales (3)...............................               $ 97,445      $ 130,770        $167,962     $ 191,480      $587,657
Gross profit (3)............................                 35,809         46,055          63,163        68,016       213,043
Net income (4)..............................                  4,231          9,951          15,246         2,350        31,778
Basic earnings per share (2)................                   0.20           0.47            0.71          0.09          1.40
Diluted earnings per share (2)..............                   0.19           0.45            0.69          0.09          1.35

(1) Fourth quarter of 2004, includes a non-cash restricted stock charge of $32.4 million and related tax benefit.
(2) Earnings per share calculations for each
quarter are based on the weighted average number of shares outstanding for each period, and the sum of the quarterly amounts may not necessarily equal the annual earnings per share amounts.
(3) Certain reclassifications have been made in the Company's previously reported net sales and gross profit amounts in 2003 to conform to the presentation in 2004. These reclassifications have no impact on previously reported net income.
(4) Fourth quarter of 2003, includes a non-cash restricted stock charge of $21.8 million and related tax benefit.

19.  SUBSEQUENT EVENTS (UNAUDITED)

     On January 24, 2005, the Company completed its acquisition of AHI, a privately held company, for approximately $745.6 million in cash for the equity and the repayment of approximately $100 million of indebtedness. AHI is the parent of The Coleman Company, Inc. ("Coleman") and Sunbeam Products, Inc.
("SPI"), leading producers of global consumer products through brands such as
BRK(R), Campingaz(R), Coleman(R), First Alert(R), Health o meter(R), Mr.
Coffee(R), Oster(R) and Sunbeam(R). Product lines added include appliances, personal care and wellness, home safety equipment and outdoor leisure and camping products. Had AHI been a part of the Company from January 1, 2004, the unaudited pro forma consolidated net sales of the Company (including the pro forma effect of the USPC Acquisition) (see Note 4) would have been $2.7 billion.
The SPI business will be integrated within the Company's existing consumer solutions segment in 2005 and the Coleman business will form a new segment of the Company called "outdoor solutions".

     In connection with the AHI Acquisition, the Company issued $350 million of equity securities pursuant to a purchase agreement ("Equity Purchase
Agreement"). The securities issued were as follows:

        (iv)  714,286 shares of the Company's common stock for approximately
              $21.4 million at a price of $30 per share;
        (v)   128,571 shares or approximately $128.6 million of a new class of the Company's preferred stock, Series B Convertible Participating
              Preferred Stock ("Series B Preferred Stock"), par value $.01 per share, at a price of $1,000 per share; and
        (vi)  200,000 shares or approximately $200 million of a new class of the
              Company's preferred stock, Series C Mandatory Convertible
              Participating Preferred Stock ("Series C Preferred Stock"), par
              value $.01 per share, at a price of $1,000 per share.

     In accordance with the Equity Purchase Agreement and a related Assignment and Joinder Agreement, approximately $300 million of the Company's equity securities were issued to Warburg Pincus Private Equity VIII, LP and its affiliates and approximately $50 million were issued to Catterton Partners V, LP and its affiliates, both private equity investors (collectively "Private Equity
Investors"). The cash raised in connection with the Equity Purchase Agreement was used to fund a portion of the cash purchase price of AHI.

     The terms of the Equity Purchase Agreement require shareholder approval of the mandatory conversion of the Series C Preferred Stock into a combination of
Series B Preferred Stock and common stock of the Company. Subsequent to shareholder approval and mandatory conversion, the total new equity of the
Company issued to the Private Equity Investors will consist of $300 million of
Series B Preferred Stock and 1,666,667 shares of common stock valued at $50 million, without taking into effect any other conversion, market value increases or the accrual of dividends.

     Additionally, the AHI Acquisition was also funded through a new $1.05 billion senior credit facility, consisting of a term loan facility in the aggregate principal amount of $850 million and a revolving credit facility with an aggregate commitment of $200 million. This facility replaces the Company's
Second Amended Credit Agreement (see Note 8 for details of the debt balances at
December 31, 2004).

     On January 24, 2005, the Company entered into two interest rate swaps, effective on January 26, 2005, that converted an aggregate of $125 million of floating rate interest payments (excluding our 2% applicable margin) under its term loan facility for a fixed obligation. Both interest rate swaps carry a fixed interest rate of 4.025% per annum for a term of five years. The swaps have interest payment dates that are the same as the term loan facility. The swaps are considered to be cash flow hedges and are also considered to be effective hedges against changes in future interest payments of the Company's floating-rate debt obligation for both tax and accounting purposes. Gains and losses related to the effective portion of the interest rate swap will be reported as a component of other comprehensive income and will be reclassified into earnings in the same period that the hedged transaction affects earnings.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief
Financial Officer, of the effectiveness of the design and operation of the
Company's disclosure controls and procedures (as such term is defined in Rules
13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange
Act") as of December 31, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial
Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f)
and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company's internal control over financial reporting includes those policies and procedures that:

        o pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

        o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

        o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the
Treadway Commission (COSO) in Internal Control-Integrated Framework.

     Based on our assessment and those criteria, management concluded that the
Company maintained effective internal control over financial reporting as of
December 31, 2004.

     On June 28, 2004, the Company acquired approximately 75.4% of the issued and outstanding stock of Bicycle Holding, Inc., including its wholly owned subsidiary United States Playing Card Company (collectively "USPC"), and acquired the remaining 24.6% pursuant to a put/call agreement on October 4,
2004. The Company has excluded from its assessment of and conclusion on the effectiveness of internal control over financial reporting, USPC's internal controls over financial reporting. For the year ended December 31, 2004, USPC accounted for 10.5% of the Company's total net sales. As of December 31, 2004,
USPC accounted for 7.5% of the Company's total assets, excluding $225.3 million of goodwill and other intangible asset amounts that were recorded in connection with the acquisition of USPC.

     Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst &
Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     During the quarter that ended on the Evaluation Date, there was no change in internal controls over financial reporting (as defined in Rules 13a-15(f) and
15d-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

     Not Applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding executive officers is included in Part I of this Form
10-K as permitted by General Instruction G(3).

     Jarden Corporation has adopted a "Business Conduct and Ethics Policy"
("Code") for all its employees, including its principal executive officer, principal financial officer and principal accounting officer. The Code is available on our Internet web site at http://www.jarden.com, at the tab
"Governance".

     Other information required by Item 10, including information regarding directors, membership and function of the audit committee, including the financial expertise of its members, and Section 16(a) compliance, appearing under the captions "Election of Directors", "Information Regarding Board of
Directors" and "Other Matters" of the Company's Proxy Statement for the 2005
Annual Meeting of Stockholders is incorporated herein by reference. The Company will file its Proxy Statement with the Commission not later than 120 days after
December 31, 2004.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 appearing under the caption "Executive
Compensation" of the Company's Proxy Statement for the 2005 Annual Meeting of
Stockholders is incorporated herein by reference. The Company will file its
Proxy Statement with the Commission not later than 120 days after December 31,
2004.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 appearing under the captions
"Executive Compensation" and "Security Ownership of Certain Beneficial Owners
and Management" of the Company's Proxy Statement for the 2005 Annual Meeting of
Stockholders is incorporated herein by reference. The Company will file its
Proxy Statement with the Commission not later than 120 days after December 31,
2004.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 appearing under the caption "Certain
Relationships and Related Transactions" of the Company's Proxy Statement for the
2005 Annual Meeting of Stockholders is incorporated herein by reference. The
Company will file its Proxy Statement with the Commission not later than 120 days after December 31, 2004.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by Item 14 appearing under the caption
"Ratification of the Appointment of Independent Registered Public Accounting
Firm - Fees Paid to Ernst & Young LLP" of the Company's Proxy Statement for the
2005 Annual Meeting of Stockholders is incorporated by reference. The Company will file its Proxy Statement with the Commission not later than 120 days after
December 31, 2004.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

     (1) Financial Statements:

                                                                                             Location
                                                                                           In Form 10-K
                                                                                        --------------------

         Reports of independent registered public accounting firm                             Item 8

         Consolidated statements of income - Years ended December 31, 2004, 2003
         and 2002                                                                             Item 8

         Consolidated balance sheets - December 31, 2004 and 2003                             Item 8

         Consolidated statements of cash flows - Years ended December 31, 2004,
         2003 and 2002                                                                        Item 8

         Consolidated statements of changes in stockholders' equity - Years ended
         December 31, 2004, 2003 and 2002                                                     Item 8

         Consolidated statements of comprehensive income - Years ended  December
         31, 2004, 2003 and 2002                                                              Item 8

         Notes to consolidated financial statements                                           Item 8

     (2) Financial Statement Schedule:

         See Schedule II of this Form 10-K.

     (3) Exhibits:

         Copies of exhibits incorporated by reference can be obtained from the
         Commission and are located in Commission File No. 0-12052.

Exhibit
Number        Description of Exhibit
--------      -----------------------------------------------------------------

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

     2.6       Stock Purchase Agreement dated as of August 15, 2003, by and among the Company, American Manufacturing Company, Inc., and
               Lehigh Consumer Products Corporation (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the
               Commission on September 5, 2003, and incorporated herein by reference).

     2.7       Securities Purchase Agreement, dated as of February 24, 2004, by and among Bicycle Holding, Inc., the Sellers identified therein,
               Dudley S. Taft, as the Seller Representative, and the Company
               (filed as Exhibit 2.7 Company's Annual Report on Form 10-K, filed with the Commission on March 12, 2004, and incorporated herein by reference).

     2.8       Put and Call Agreement, dated as of February 24, 2004, by and among the shareholders of Bicycle Holding, Inc. that are
               signatories thereto and the Company (filed as Exhibit 2.8
               Company's Annual Report on Form 10-K, filed with the Commission on March 12, 2004, and incorporated herein by reference).

     2.9       Securities Purchase Agreement, dated as of September 19, 2004, by and among American Household, Inc., Jarden Corporation, Morgan
               Stanley Senior Funding, Inc., Wachovia Bank National Association,
               Banc of America Strategic Solutions, Inc., Jerry W. Levin, 1st
               Trust & Co. FBO, Jerry W. Levin, Rollover, 1st Trust & Co. FBO,
               Jerry W. Levin, IRA SEP and Abby L. Levin Trust (filed as Exhibit
               10.1 to the Company's Current Report on Form 8-K, filed with the
               Commission on September 23, 2004, and incorporated herein by reference).

     2.10      Purchase Agreement, dated as of September 19, 2004, between
               Jarden Corporation and Warburg Pincus Private Equity VIII, L.P.
               (filed as Exhibit 10.2 to the Company's Current Report on Form
               8-K, filed with the Commission on September 23, 2004, and
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
               and incorporated herein by reference).

     3.3       Certificate of Designations, Preferences and Rights of Series B
               Convertible Participating Preferred Stock of Jarden Corporation
               and the Certificate of Correction thereto (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the
               Commission on January 27, 2005, and incorporated herein by reference).

     3.4       Certificate of Designations, Preferences and Rights of Series C
               Mandatory Convertible Participating Preferred Stock of Jarden
               Corporation and the Certificate of Correction thereto (filed as
               Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the Commission on January 27, 2005, and incorporated herein by reference).

     3.5       Bylaws of the Company (filed as Exhibit C to the Company's
               Definitive Proxy Statement, filed with the Commission on November
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
               4.3 to the Company's Current Report on Form 8-K, filed with the
               Commission on September 26, 2003, and incorporated herein by reference).

     4.5       Fourth Supplemental Indenture to the April 2002 Indenture, dated as of April 16, 2004, among the Company, the guarantors named therein and The Bank of New York, as trustee (filed as Exhibit
               4.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004 filed with the Commission on August 9, 2004, and incorporated herein by reference).

     4.6       Fifth Supplemental Indenture to the April 2002 Indenture, dated as of July 23, 2004, among the Company, the guarantors named therein and The Bank of New York, as trustee (filed as Exhibit
               4.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004 filed with the Commission on August 9, 2004, and incorporated herein by reference).

     *4.7      Sixth Supplemental Indenture to the April 2002 Indenture, dated as of February 24, 2005, among the Company, the guarantors named therein and The Bank of New York, as trustee.

     4.8       Registration Rights Agreement, dated as of September 2, 2003, among the Company, American Manufacturing Company, Inc., and the
               Holders named therein (filed as Exhibit 10.2 to the Company's
               Current Report on Form 8-K, filed with the Commission on
               September 5, 2003, and incorporated herein by reference).

     4.9       Form of Subsidiary Guarantee in connection with the exchange of notes under the April 2002 Indenture (filed as Exhibit 4.12 to the Company's Form S-4 Registration Statement filed the
               Commission on October 1, 2003, and incorporated herein by
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
               incorporated herein by reference).

     +10.3     List of the Company's officer's party to Exhibit 10.1 and Exhibit
               10.2 (filed as Exhibit 10.7 to the Company's Annual Report on
               Form 10-K/A, filed with the Commission on October 17, 2002, and
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

     +10.6     Form of Indemnification Agreement (filed as Exhibit 10.13 to the
               Company's Registration Statement on Form 10, filed with the
               Commission on March 17, 1993, and incorporated herein by
               reference).

     +10.7     List of Directors and Executive Officers party to Exhibit 10.6
               (filed as Exhibit 10.10 to the Company's Annual Report on Form
               10-K, filed with the Commission on March 31, 1996, and
               incorporated herein by reference).

     +10.8     Alltrista Corporation 1998 Long Term Equity Incentive Plan, as
               amended and restated (filed as Exhibit 10.13 to the Company's
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
               Commission on October 17, 2002, and incorporated herein by reference).

     +10.11    Second Amended and Restated Employment Agreement, dated as of
               January 24, 2005, between the Company and Martin E. Franklin
               (filed as Exhibit 10.4 to the Company's Current Report on Form
               8-K, filed with the Commission on January 27, 2005, and
               incorporated herein by reference).

     +10.12    Second Amended and Restated Employment Agreement, dated as of
               January 24, 2005, between the Company and Ian G.H. Ashken (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K,
               filed with the Commission on January 27, 2005, and incorporated herein by reference).

     +10.13    Employment Agreement between the Company and J. David Tolbert, effective January 1, 2002 (filed as Exhibit 10.36 to the
               Company's Annual Report on Form 10-K/A, filed with the Commission on October 17, 2002, and incorporated herein by reference).

     +10.14    Amended and Restated Employment Agreement between the Company and
               James E. Lillie, effective January 24, 2005 (filed as Exhibit
               10.6 to the Company's Current Report on Form 8-K, filed with the
               Commission on January 27, 2005, and incorporated herein by reference).

     +10.15    Employment Agreement, dated as of May 3, 2003, between the
               Company and Desiree DeStefano (filed as Exhibit 10.4 to the
               Company's Quarterly Report on Form 10-Q for the period ended
               March 31, 2004 filed with the Commission on May 7, 2004, and incorporated herein by reference).

     +10.16    Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Martin E. Franklin (filed as Exhibit 10.18 to the
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
               Quarterly Report on Form 10-Q/A for the period ended June 30,
               2002, filed with the Commission on October 17, 2002, and
               incorporated herein by reference).

     +10.18    Amendment No. 2, dated as of April 15, 2002, to Restricted Stock
               Award Agreement, dated January 2, 2002, between the Company and
               Martin E. Franklin (filed as Exhibit 10.20 to the Company's
               Quarterly Report on Form 10-Q/A for the period ended June 30,
               2002, filed with the Commission on October 17, 2002, and
               incorporated herein by reference).

     +10.19    Amendment No. 3, dated as of July 15, 2002, to Restricted Stock
               Award Agreement dated January 2, 2002 between the Company and
               Martin E. Franklin (filed as Exhibit 10.21 to the Company's
               Quarterly Report on Form 10-Q/A for the period ended June 30,
               2002, filed with the Commission on October 17, 2002, and
               incorporated herein by reference).

     +10.20    Amendment No. 4, dated as of September 4, 2003, to Restricted
               Stock Award Agreement dated January 2, 2002 between the Company and Martin E. Franklin (filed as Exhibit 10.7 to the Company's
               Current Report on Form 8-K, filed with the Commission on
               September 26, 2003, and incorporated herein by reference).

     +10.21    Amendment No. 5, dated as of October 2, 2003, to Restricted Stock
               Award Agreement dated January 2, 2002 between the Company and
               Martin E. Franklin (filed as Exhibit 10.4 to the Company's
               Current Report on Form 8-K, filed with the Commission on October
               27, 2003, and incorporated herein by reference).

     +10.22    Amendment No. 6, dated as of October 31, 2003, to the Restricted
               Stock Award Agreement, dated January 2, 2002, between the Company and Martin E. Franklin (filed as Exhibit 10.13 to the Company's
               Quarterly Report on Form 10-Q for the period ended September 30,
               2003, filed with the Commission on November 14, 2003, and
               incorporated herein by reference).

     +10.23    Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Martin E. Franklin (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the
               Commission on September 26, 2003, and incorporated herein by reference).

     +10.24    Amendment No. 1, dated as of September 4, 2003, to the Restricted
               Stock Award Agreement, dated as of May 8, 2003, between the
               Company and Martin E. Franklin. (filed as Exhibit 10.2 to the
               Company's Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

     +10.25    Amendment No. 2, dated as of October 2, 2003, to the Restricted
               Stock Award Agreement, dated as of May 8, 2003, between the
               Company and Martin E. Franklin (filed as Exhibit 10.5 to the
               Company's Current Report on Form 8-K, filed with the Commission on October 27, 2003, and incorporated herein by reference).

     +10.26    Amendment No. 3, dated as of October 31, 2003, to the Restricted
               Stock Award Agreement, dated as of May 8, 2003, between the
               Company and Martin E. Franklin (filed as Exhibit 10.15 to the
               Company's Quarterly Report on Form 10-Q for the period ended
               September 30, 2003, filed with the Commission on November 14,
               2003, and incorporated herein by reference).

     +10.27    Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit 10.22 to the
               Company's Quarterly Report on Form 10-Q/A for the period ended
               June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

     +10.28    Amendment No. 1, dated as of February 7, 2003, to Restricted
               Stock Award Agreement, dated January 2, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit 10.23 to the Company's
               Quarterly Report on Form 10-Q/A for the period ended June 30,
               2002, filed with the Commission on October 17, 2002, and
               incorporated herein by reference).

     +10.29    Amendment No. 2, dated as of April 15, 2002, to Restricted Stock
               Award Agreement, dated January 2, 2002, between the Company and
               Ian G.H. Ashken (filed as Exhibit 10.24 to the Company's
               Quarterly Report on Form 10-Q/A for the period ended June 30,
               2002, filed with the Commission on October 17, 2002, and
               incorporated herein by reference).

     +10.30    Amendment No. 3, dated as of July 25, 2002, to Restricted Stock
               Award Agreement dated January 2, 2002 between the Company and Ian
               G.H. Ashken (filed as Exhibit 10.25 to the Company's Quarterly
               Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

     +10.31    Amendment No. 4, dated as of September 4, 2003, to Restricted
               Stock Award Agreement dated January 2, 2002 between the Company and Ian G.H. Ashken (filed as Exhibit 10.8 to the Company's
               Current Report on Form 8-K, filed with the Commission on
               September 26, 2003, and incorporated herein by reference).

     +10.32    Amendment No. 5, dated as of October 2, 2003, to Restricted Stock
               Award Agreement dated January 2, 2002 between the Company and Ian
               G.H. Ashken (filed as Exhibit 10.4 to the Company's Current
               Report on Form 8-K, filed with the Commission on October 27,
               2003, and incorporated herein by reference).

     +10.33    Amendment No. 6, dated as of October 31, 2003, to the Restricted
               Stock Award Agreement, dated January 2, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit 10.14 to the Company's
               Quarterly Report on Form 10-Q for the period ended September 30,
               2003, filed with the Commission on November 14, 2003, and
               incorporated herein by reference).

     +10.34    Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Ian G.H. Ashken (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the
               Commission on September 26, 2003, and incorporated herein by reference).

     +10.35    Amendment No. 1, dated as of September 4, 2003, to the Restricted
               Stock Award Agreement, dated as of May 8, 2003, between the
               Company and Ian G.H. Ashken (filed as Exhibit 10.4 to the
               Company's Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

     +10.36    Amendment No. 2, dated as of October 2, 2003, to the Restricted
               Stock Award Agreement, dated as of May 8, 2003, between the
               Company and Ian G.H. Ashken (filed as Exhibit 10.6 to the
               Company's Current Report on Form 8-K, filed with the Commission on October 27, 2003, and incorporated herein by reference).

     +10.37    Amendment No. 3, dated as of October 31, 2003, to the Restricted
               Stock Award Agreement, dated as of May 8, 2003, between the
               Company and Ian G.H. Ashken (filed as Exhibit 10.16 to the
               Company's Quarterly Report on Form 10-Q for the period ended
               September 30, 2003, filed with the Commission on November 14,
               2003, and incorporated herein by reference).

     +10.38    Restricted Stock Award Agreement, dated as of August 4, 2003, between the Company and James E. Lillie (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K, filed with the
               Commission on September 26, 2003, and incorporated herein by reference).

     +10.39    Amendment No. 1, dated as of September 4, 2003, to the Restricted
               Stock Award Agreement, dated as of August 4, 2003, between the
               Company and James E. Lillie (filed as Exhibit 10.6 to the
               Company's Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

     +10.40    Amendment No. 2, dated as of October 2, 2003, to the Restricted
               Stock Award Agreement, dated as of August 4, 2003, between the
               Company and James E. Lillie (filed as Exhibit 10.7 to the
               Company's Current Report on Form 8-K, filed with the Commission on October 27, 2003, and incorporated herein by reference).

     +10.41    Amendment No. 3, dated as of October 31, 2003, to the Restricted
               Stock Award Agreement, dated as of August 4, 2003, between the
               Company and James E. Lillie (filed as Exhibit 10.17 to the
               Company's Quarterly Report on Form 10-Q for the period ended
               September 30, 2003, filed with the Commission on November 14,
               2003, and incorporated herein by reference).

     +10.42    Promissory Note, dated January 24, 2002, by Martin E. Franklin in favor of the Company (filed as Exhibit 10.37 to the Company's
               Annual Report on Form 10-K/A, filed with the Commission on
               October 17, 2002, and incorporated herein by reference).

     +10.43    Promissory Note, dated January 24, 2002, by Ian G.H. Ashken in favor of the Company (filed as Exhibit 10.38 to the Company's
               Annual Report on Form 10-K/A, filed with the Commission on
               October 17, 2002, and incorporated herein by reference).

     +10.44    Alltrista Corporation 2002 Executive Loan Program (filed as
               Exhibit 10.39 to the Company's Annual Report on Form 10-K/A,
               filed with the Commission on October 17, 2002, and incorporated herein by reference).

     +10.45    Jarden Corporation 2003 Stock Incentive Plan (incorporated by reference from Annex B to the Company's 2003 Definitive Proxy
               Statement with respect to the Company's 2003 Annual Meeting of
               Stockholders, as filed with the Commission on March 28, 2003).

     +10.46    Jarden Corporation 2003 Stock Employee Stock Purchase Plan
               (incorporated by reference from Annex C to the Company's 2003
               Definitive Proxy Statement with respect to the Company's 2003
               Annual Meeting of Stockholders, as filed with the Commission on
               March 28, 2003).

     10.47     Credit Agreement, dated as of January 24, 2005, among Jarden
               Corporation, as the borrower, Canadian Imperial Bank of Commerce, as administrative agent, Citicorp USA, Inc., as syndication agent, and Bank of America, N.A., National City Bank of Indiana
               and SunTrust Bank, as co-documentation agents, and Citigroup
               Global Markets Inc. and CIBC World Markets Corp., as joint-lead arrangers and joint book-running managers, and the lenders and letters of credit issuers parties thereto. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the
               Commission on January 27, 2005, and incorporated herein by reference).

     10.48     Pledge and Security Agreement, dated as of January 24, 2005, by and among Jarden Corporation and the several subsidiary grantors signatories thereto (filed as Exhibit 10.2 to the Company's
               Current Report on Form 8-K, filed with the Commission on January
               27, 2005, and incorporated herein by reference).

     10.49     Guaranty, dated as of January 24, 2005, of the several subsidiary guarantors signatories thereto (filed as Exhibit 10.3 to the
               Company's Current Report on Form 8-K, filed with the Commission on January 27, 2005, and incorporated herein by reference).

     10.50     Second Amended and Restated Credit Agreement, dated as of June
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
               (filed as Exhibit 10.1 to the Company's Current Report on Form
               8-K, filed with the Commission on July 13, 2004, and incorporated herein by reference).

     10.51     Amended and Restated Credit Agreement, dated as of September 2,
               2003, among the Company Corporation, Bank of America, N.A., as
               Administrative Agent, Swing Line Lender, and L/C Issuer, Canadian
               Imperial Bank of Commerce, as Syndication Agent, National City
               Bank of Indiana and Fleet National Bank, as Co-Documentation
               Agents. (filed as Exhibit 10.3 to the Company's Current Report on
               Form 8-K, filed with the Commission on September 5, 2003, and incorporated herein by reference).

     10.52     Amendment No. 1, dated as of September 25, 2003, to the Amended and Restated Credit Agreement by and among the Company, Bank of
               America, N.A., as Administrative Agent, the Lenders signatory thereto and each of the Subsidiary Guarantors (filed as Exhibit
               10.9 to the Company's Current Report on Form 8-K, filed with the
               Commission on September 26, 2003, and incorporated herein by reference).

     10.53     Amendment No. 2, dated as December 3, 2003, to the Amended and
               Restated Credit Agreement by and among the Company, Bank of
               America, N.A., as Administrative Agent, the Lenders signatory thereto and each of the Subsidiary Guarantors (filed as Exhibit
               10.48 to the Company's Annual Report on Form 10-K, filed with the
               Commission on March 12, 2004 and incorporated herein by
               reference).

     10.54     Amendment No. 3, dated as March 31, 2004, to the Amended and
               Restated Credit Agreement by and among the Company, Bank of
               America, N.A., as Administrative Agent, the Lenders signatory thereto and each of the Subsidiary Guarantors (filed as
               Exhibit10.3 to the Company's Quarterly Report on Form 10-Q for
               the period ended March 31, 2004, filed with the Commission on May
               7, 2004, and incorporated herein by reference).

     10.55     Consent, Waiver and Amendment No. 1 to Credit Agreement, dated as of September 18, 2002, among the Company, the Guarantors, Bank of
               America, N.A., as Administrative Agent and Lender, and the other lenders party thereto (filed as Exhibit 10.7 to the Company's
               Current Report on Form 8-K, filed with the Commission on February
               14, 2003, and incorporated herein by reference).

     10.56     Amendment No. 2 to Credit Agreement and Amendment No. 1 to
               Security Agreement, dated as of September 27, 2002, among the
               Company, the Guarantors, Bank of America, N.A., as Administrative
               Agent and Lender, and the other lenders party thereto (filed as
               Exhibit 10.8 to the Company's Current Report on Form 8-K, filed with the Commission on February 14, 2003, and incorporated herein by reference).

     10.57     Amendment No. 3 to Credit Agreement and Waiver, dated as of
               January 31, 2003, among the Company, the Guarantors, Bank of
               America, N.A., as Administrative Agent and Lender, and the other lenders party thereto (filed as Exhibit 10.9 to the Company's
               Current Report on Form 8-K, filed with the Commission on February
               14, 2003, and incorporated herein by reference).

     10.58     Amendment No. 3 to Security Agreement, dated as of June 11, 2004, among Jarden Corporation and certain of its subsidiaries party thereto and Canadian Imperial Bank of Commerce, as Administrative
               Agent (filed as Exhibit 10.2 to the Company's Current Report on
               Form 8-K, filed with the Commission on July 13, 2004, and
               incorporated herein by reference).

     10.59     Guaranty Agreement, dated as of April 24, 2002, by Alltrista
               Newco Corporation, Alltrista Plastics Corporation, Alltrista
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
               reference).

     10.60     Security Agreement, dated as of April 24, 2002, among the
               Company, Alltrista Newco Corporation, Alltrista Plastics
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
               reference).

     10.61     Intellectual Property Security Agreement, dated as of April 24,
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
               by reference).

     10.62     Securities Pledge Agreement, dated as of April 24, 2002, among the Company, Quoin Corporation, Alltrista Newco Corporation,
               Caspers Tin Plate Company, and Bank of America, NA., as
               administrative agent (filed as Exhibit 10.5 to the Company's
               Current Report on Form 8-K, filed with the Commission on May 9,
               2002, and incorporated herein by reference).

     10.63     Consolidated Amendment to Guaranty and Security Instruments,
               dated as of September 2, 2003, among the Company, the Guarantors, and Bank of America, N.A., as Administrative Agent (filed as
               Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the Commission on September 5, 2003, and incorporated herein by reference).

     10.64     Unsecured Subordinated Note, dated as of April 24, 2002, by
               Alltrista in favor of Tilia International, Inc. in the principal amount of $5,000,000 (filed as Exhibit 10.8 to the Company's
               Current Report on Form 8-K, filed with the Commission on May 9,
               2002, and incorporated herein by reference).

     10.65     Unsecured Subordinated Note, dated as of April 24, 2002, by
               Alltrista in favor of Tilia International, Inc. in the principal amount of $10,000,000 (filed as Exhibit 10.9 to the Company's
               Current Report on Form 8-K, filed with the Commission on May 9,
               2002, and incorporated herein by reference).

     10.66     Escrow Agreement, dated as of April 24, 2002, among Alltrista,
               Tilia International, Inc., Tilia, Inc., Tilia Canada, Inc.,
               Andrew Schilling, and J. P. Morgan Trust Company, National
               Association, as escrow agent (filed as Exhibit 10.10 to the
               Company's Current Report on Form 8-K, filed with the Commission on May 9, 2002, and incorporated herein by reference).

     10.67     Long Term Escrow Agreement, dated as of April 24, 2002, among
               Alltrista, Tilia International, Inc., Andrew Schilling, and J. P.
               Morgan Trust Company, National Association, as escrow agent
               (filed as Exhibit 10.11 to the Company's Current Report on Form
               8-K, filed with the Commission on May 9, 2002, and incorporated herein by reference).

     10.68     Form of the new 9 3/4% Senior Subordinated Notes Due 2012 (the
               "New Note") (filed as Exhibit 10.40 to Company's Annual Report on
               Form 10-K, filed with the Commission on February 28, 2003 and incorporated herein by reference).

     *21.1     Subsidiaries of the Company.

     *23.1     Consent of Independent Registered Public Accounting Firm.

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

-------------------------
* Filed herewith
+ This Exhibit represents a management contract or compensatory plan.

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

                                     JARDEN CORPORATION
                                     (Registrant)

                                      By:  /s/ Martin E. Franklin
                                           ------------------------------------
                                           Martin E. Franklin
                                           Chairman and Chief Executive Officer
                                           March 2, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

                                           Chairman and Chief Executive Officer
   /s/ Martin E. Franklin                     (Principal Executive Officer)
   -------------------------------------   March 2, 2005
   Martin E. Franklin

                                           Vice Chairman, Chief Financial
                                              Officer and Company Secretary
                                              (Principal Financial Officer and
   /s/ Ian G.H. Ashken                        Principal Accounting Officer)
   -------------------------------------   March 2, 2005
   Ian G.H. Ashken

   /s/ Rene-Pierre Azria                   Director
   -------------------------------------   March 2, 2005
   Rene-Pierre Azria

   /s/ Douglas W. Huemme                   Director
   -------------------------------------   March 2, 2005
   Douglas W. Huemme

   /s/ Richard L. Molen                    Director
   -------------------------------------   March 2, 2005
   Richard L. Molen

   /s/ Irwin D. Simon                      Director
   -------------------------------------   March 2, 2005
   Irwin D. Simon

   /s/ Robert L. Wood                      Director
   -------------------------------------   March 2, 2005
   Robert L. Wood

   /s/ Charles Kaye                        Director
   -------------------------------------   March 2, 2005
   Charles Kaye

                                                                     SCHEDULE II

                               JARDEN CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (THOUSANDS OF DOLLARS)

                           Balance at        Charges to
                          beginning of        costs and        Deductions                          Balance at end
                             period            expense        from reserves        Other (1)          of period
                          --------------    --------------    --------------     --------------    ----------------
Reserves against
accounts receivable:

2004...................      $ (11,880)        $ (44,126)         $ 43,738           $ (1,881)          $ (14,149)
2003...................         (6,095)          (38,246)           37,194             (4,733)            (11,880)
2002...................           (778)          (15,176)           12,957             (3,098)             (6,095)

Valuation allowance
against deferred taxes:
2004...................         (1,000)                -                 -                  -              (1,000)
2003...................         (1,000)                -                 -                  -              (1,000)
2002...................         (5,395)           (1,000)            5,395                  -              (1,000)

(1) Principally consisting of acquisitions and divestitures.

                               JARDEN CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2004
                                  EXHIBIT INDEX

     Copies of exhibits incorporated by reference can be obtained from the
     Commission and are located in Commission File No. 0-12052.

Exhibit
Number         Description of Exhibit
-----------    -----------------------------------------------------------------

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

     2.6       Stock Purchase Agreement dated as of August 15, 2003, by and among the Company, American Manufacturing Company, Inc., and
               Lehigh Consumer Products Corporation (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the
               Commission on September 5, 2003, and incorporated herein by reference).

     2.7       Securities Purchase Agreement, dated as of February 24, 2004, by and among Bicycle Holding, Inc., the Sellers identified therein,
               Dudley S. Taft, as the Seller Representative, and the Company
               (filed as Exhibit 2.7 Company's Annual Report on Form 10-K, filed with the Commission on March 12, 2004, and incorporated herein by reference).

     2.8       Put and Call Agreement, dated as of February 24, 2004, by and among the shareholders of Bicycle Holding, Inc. that are
               signatories thereto and the Company (filed as Exhibit 2.8
               Company's Annual Report on Form 10-K, filed with the Commission on March 12, 2004, and incorporated herein by reference).

     2.9       Securities Purchase Agreement, dated as of September 19, 2004, by and among American Household, Inc., Jarden Corporation, Morgan
               Stanley Senior Funding, Inc., Wachovia Bank National Association,
               Banc of America Strategic Solutions, Inc., Jerry W. Levin, 1st
               Trust & Co. FBO, Jerry W. Levin, Rollover, 1st Trust & Co. FBO,
               Jerry W. Levin, IRA SEP and Abby L. Levin Trust (filed as Exhibit
               10.1 to the Company's Current Report on Form 8-K, filed with the
               Commission on September 23, 2004, and incorporated herein by reference).

     2.10      Purchase Agreement, dated as of September 19, 2004, between
               Jarden Corporation and Warburg Pincus Private Equity VIII, L.P.
               (filed as Exhibit 10.2 to the Company's Current Report on Form
               8-K, filed with the Commission on September 23, 2004, and
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
               and incorporated herein by reference).

     3.3       Certificate of Designations, Preferences and Rights of Series B
               Convertible Participating Preferred Stock of Jarden Corporation
               and the Certificate of Correction thereto (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the
               Commission on January 27, 2005, and incorporated herein by reference).

     3.4       Certificate of Designations, Preferences and Rights of Series C
               Mandatory Convertible Participating Preferred Stock of Jarden
               Corporation and the Certificate of Correction thereto (filed as
               Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the Commission on January 27, 2005, and incorporated herein by reference).

     3.5       Bylaws of the Company (filed as Exhibit C to the Company's
               Definitive Proxy Statement, filed with the Commission on November
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
               4.3 to the Company's Current Report on Form 8-K, filed with the
               Commission on September 26, 2003, and incorporated herein by reference).

     4.5       Fourth Supplemental Indenture to the April 2002 Indenture, dated as of April 16, 2004, among the Company, the guarantors named therein and The Bank of New York, as trustee (filed as Exhibit
               4.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004 filed with the Commission on August 9, 2004, and incorporated herein by reference).

     4.6       Fifth Supplemental Indenture to the April 2002 Indenture, dated as of July 23, 2004, among the Company, the guarantors named therein and The Bank of New York, as trustee (filed as Exhibit
               4.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004 filed with the Commission on August 9, 2004, and incorporated herein by reference).

     *4.7      Sixth Supplemental Indenture to the April 2002 Indenture, dated as of February 24, 2005, among the Company, the guarantors named therein and The Bank of New York, as trustee.

     4.8       Registration Rights Agreement, dated as of September 2, 2003, among the Company, American Manufacturing Company, Inc., and the
               Holders named therein (filed as Exhibit 10.2 to the Company's
               Current Report on Form 8-K, filed with the Commission on
               September 5, 2003, and incorporated herein by reference).

     4.9       Form of Subsidiary Guarantee in connection with the exchange of notes under the April 2002 Indenture (filed as Exhibit 4.12 to the Company's Form S-4 Registration Statement filed the
               Commission on October 1, 2003, and incorporated herein by
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
               incorporated herein by reference).

     +10.3     List of the Company's officer's party to Exhibit 10.1 and Exhibit
               10.2 (filed as Exhibit 10.7 to the Company's Annual Report on
               Form 10-K/A, filed with the Commission on October 17, 2002, and
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

     +10.6     Form of Indemnification Agreement (filed as Exhibit 10.13 to the
               Company's Registration Statement on Form 10, filed with the
               Commission on March 17, 1993, and incorporated herein by
               reference).

     +10.7     List of Directors and Executive Officers party to Exhibit 10.6
               (filed as Exhibit 10.10 to the Company's Annual Report on Form
               10-K, filed with the Commission on March 31, 1996, and
               incorporated herein by reference).

     +10.8     Alltrista Corporation 1998 Long Term Equity Incentive Plan, as
               amended and restated (filed as Exhibit 10.13 to the Company's
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
               Commission on October 17, 2002, and incorporated herein by reference).

     +10.11    Second Amended and Restated Employment Agreement, dated as of
               January 24, 2005, between the Company and Martin E. Franklin
               (filed as Exhibit 10.4 to the Company's Current Report on Form
               8-K, filed with the Commission on January 27, 2005, and
               incorporated herein by reference).

     +10.12    Second Amended and Restated Employment Agreement, dated as of
               January 24, 2005, between the Company and Ian G.H. Ashken (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K,
               filed with the Commission on January 27, 2005, and incorporated herein by reference).

     +10.13    Employment Agreement between the Company and J. David Tolbert, effective January 1, 2002 (filed as Exhibit 10.36 to the
               Company's Annual Report on Form 10-K/A, filed with the Commission on October 17, 2002, and incorporated herein by reference).

     +10.14    Amended and Restated Employment Agreement between the Company and
               James E. Lillie, effective January 24, 2005 (filed as Exhibit
               10.6 to the Company's Current Report on Form 8-K, filed with the
               Commission on January 27, 2005, and incorporated herein by reference).

     +10.15    Employment Agreement, dated as of May 3, 2003, between the
               Company and Desiree DeStefano (filed as Exhibit 10.4 to the
               Company's Quarterly Report on Form 10-Q for the period ended
               March 31, 2004 filed with the Commission on May 7, 2004, and incorporated herein by reference).

     +10.16    Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Martin E. Franklin (filed as Exhibit 10.18 to the
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
               Quarterly Report on Form 10-Q/A for the period ended June 30,
               2002, filed with the Commission on October 17, 2002, and
               incorporated herein by reference).

     +10.18    Amendment No. 2, dated as of April 15, 2002, to Restricted Stock
               Award Agreement, dated January 2, 2002, between the Company and
               Martin E. Franklin (filed as Exhibit 10.20 to the Company's
               Quarterly Report on Form 10-Q/A for the period ended June 30,
               2002, filed with the Commission on October 17, 2002, and
               incorporated herein by reference).

     +10.19    Amendment No. 3, dated as of July 15, 2002, to Restricted Stock
               Award Agreement dated January 2, 2002 between the Company and
               Martin E. Franklin (filed as Exhibit 10.21 to the Company's
               Quarterly Report on Form 10-Q/A for the period ended June 30,
               2002, filed with the Commission on October 17, 2002, and
               incorporated herein by reference).

     +10.20    Amendment No. 4, dated as of September 4, 2003, to Restricted
               Stock Award Agreement dated January 2, 2002 between the Company and Martin E. Franklin (filed as Exhibit 10.7 to the Company's
               Current Report on Form 8-K, filed with the Commission on
               September 26, 2003, and incorporated herein by reference).

     +10.21    Amendment No. 5, dated as of October 2, 2003, to Restricted Stock
               Award Agreement dated January 2, 2002 between the Company and
               Martin E. Franklin (filed as Exhibit 10.4 to the Company's
               Current Report on Form 8-K, filed with the Commission on October
               27, 2003, and incorporated herein by reference).

     +10.22    Amendment No. 6, dated as of October 31, 2003, to the Restricted
               Stock Award Agreement, dated January 2, 2002, between the Company and Martin E. Franklin (filed as Exhibit 10.13 to the Company's
               Quarterly Report on Form 10-Q for the period ended September 30,
               2003, filed with the Commission on November 14, 2003, and
               incorporated herein by reference).

     +10.23    Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Martin E. Franklin (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the
               Commission on September 26, 2003, and incorporated herein by reference).

     +10.24    Amendment No. 1, dated as of September 4, 2003, to the Restricted
               Stock Award Agreement, dated as of May 8, 2003, between the
               Company and Martin E. Franklin. (filed as Exhibit 10.2 to the
               Company's Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

     +10.25    Amendment No. 2, dated as of October 2, 2003, to the Restricted
               Stock Award Agreement, dated as of May 8, 2003, between the
               Company and Martin E. Franklin (filed as Exhibit 10.5 to the
               Company's Current Report on Form 8-K, filed with the Commission on October 27, 2003, and incorporated herein by reference).

     +10.26    Amendment No. 3, dated as of October 31, 2003, to the Restricted
               Stock Award Agreement, dated as of May 8, 2003, between the
               Company and Martin E. Franklin (filed as Exhibit 10.15 to the
               Company's Quarterly Report on Form 10-Q for the period ended
               September 30, 2003, filed with the Commission on November 14,
               2003, and incorporated herein by reference).

     +10.27    Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit 10.22 to the
               Company's Quarterly Report on Form 10-Q/A for the period ended
               June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

     +10.28    Amendment No. 1, dated as of February 7, 2003, to Restricted
               Stock Award Agreement, dated January 2, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit 10.23 to the Company's
               Quarterly Report on Form 10-Q/A for the period ended June 30,
               2002, filed with the Commission on October 17, 2002, and
               incorporated herein by reference).

     +10.29    Amendment No. 2, dated as of April 15, 2002, to Restricted Stock
               Award Agreement, dated January 2, 2002, between the Company and
               Ian G.H. Ashken (filed as Exhibit 10.24 to the Company's
               Quarterly Report on Form 10-Q/A for the period ended June 30,
               2002, filed with the Commission on October 17, 2002, and
               incorporated herein by reference).

     +10.30    Amendment No. 3, dated as of July 25, 2002, to Restricted Stock
               Award Agreement dated January 2, 2002 between the Company and Ian
               G.H. Ashken (filed as Exhibit 10.25 to the Company's Quarterly
               Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

     +10.31    Amendment No. 4, dated as of September 4, 2003, to Restricted
               Stock Award Agreement dated January 2, 2002 between the Company and Ian G.H. Ashken (filed as Exhibit 10.8 to the Company's
               Current Report on Form 8-K, filed with the Commission on
               September 26, 2003, and incorporated herein by reference).

     +10.32    Amendment No. 5, dated as of October 2, 2003, to Restricted Stock
               Award Agreement dated January 2, 2002 between the Company and Ian
               G.H. Ashken (filed as Exhibit 10.4 to the Company's Current
               Report on Form 8-K, filed with the Commission on October 27,
               2003, and incorporated herein by reference).

     +10.33    Amendment No. 6, dated as of October 31, 2003, to the Restricted
               Stock Award Agreement, dated January 2, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit 10.14 to the Company's
               Quarterly Report on Form 10-Q for the period ended September 30,
               2003, filed with the Commission on November 14, 2003, and
               incorporated herein by reference).

     +10.34    Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Ian G.H. Ashken (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the
               Commission on September 26, 2003, and incorporated herein by reference).

     +10.35    Amendment No. 1, dated as of September 4, 2003, to the Restricted
               Stock Award Agreement, dated as of May 8, 2003, between the
               Company and Ian G.H. Ashken (filed as Exhibit 10.4 to the
               Company's Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

     +10.36    Amendment No. 2, dated as of October 2, 2003, to the Restricted
               Stock Award Agreement, dated as of May 8, 2003, between the
               Company and Ian G.H. Ashken (filed as Exhibit 10.6 to the
               Company's Current Report on Form 8-K, filed with the Commission on October 27, 2003, and incorporated herein by reference).

     +10.37    Amendment No. 3, dated as of October 31, 2003, to the Restricted
               Stock Award Agreement, dated as of May 8, 2003, between the
               Company and Ian G.H. Ashken (filed as Exhibit 10.16 to the
               Company's Quarterly Report on Form 10-Q for the period ended
               September 30, 2003, filed with the Commission on November 14,
               2003, and incorporated herein by reference).

     +10.38    Restricted Stock Award Agreement, dated as of August 4, 2003, between the Company and James E. Lillie (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K, filed with the
               Commission on September 26, 2003, and incorporated herein by reference).

     +10.39    Amendment No. 1, dated as of September 4, 2003, to the Restricted
               Stock Award Agreement, dated as of August 4, 2003, between the
               Company and James E. Lillie (filed as Exhibit 10.6 to the
               Company's Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

     +10.40    Amendment No. 2, dated as of October 2, 2003, to the Restricted
               Stock Award Agreement, dated as of August 4, 2003, between the
               Company and James E. Lillie (filed as Exhibit 10.7 to the
               Company's Current Report on Form 8-K, filed with the Commission on October 27, 2003, and incorporated herein by reference).

     +10.41    Amendment No. 3, dated as of October 31, 2003, to the Restricted
               Stock Award Agreement, dated as of August 4, 2003, between the
               Company and James E. Lillie (filed as Exhibit 10.17 to the
               Company's Quarterly Report on Form 10-Q for the period ended
               September 30, 2003, filed with the Commission on November 14,
               2003, and incorporated herein by reference).

     +10.42    Promissory Note, dated January 24, 2002, by Martin E. Franklin in favor of the Company (filed as Exhibit 10.37 to the Company's
               Annual Report on Form 10-K/A, filed with the Commission on
               October 17, 2002, and incorporated herein by reference).

     +10.43    Promissory Note, dated January 24, 2002, by Ian G.H. Ashken in favor of the Company (filed as Exhibit 10.38 to the Company's
               Annual Report on Form 10-K/A, filed with the Commission on
               October 17, 2002, and incorporated herein by reference).

     +10.44    Alltrista Corporation 2002 Executive Loan Program (filed as
               Exhibit 10.39 to the Company's Annual Report on Form 10-K/A,
               filed with the Commission on October 17, 2002, and incorporated herein by reference).

     +10.45    Jarden Corporation 2003 Stock Incentive Plan (incorporated by reference from Annex B to the Company's 2003 Definitive Proxy
               Statement with respect to the Company's 2003 Annual Meeting of
               Stockholders, as filed with the Commission on March 28, 2003).

     +10.46    Jarden Corporation 2003 Stock Employee Stock Purchase Plan
               (incorporated by reference from Annex C to the Company's 2003
               Definitive Proxy Statement with respect to the Company's 2003
               Annual Meeting of Stockholders, as filed with the Commission on
               March 28, 2003).

     10.47     Credit Agreement, dated as of January 24, 2005, among Jarden
               Corporation, as the borrower, Canadian Imperial Bank of Commerce, as administrative agent, Citicorp USA, Inc., as syndication agent, and Bank of America, N.A., National City Bank of Indiana
               and SunTrust Bank, as co-documentation agents, and Citigroup
               Global Markets Inc. and CIBC World Markets Corp., as joint-lead arrangers and joint book-running managers, and the lenders and letters of credit issuers parties thereto. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the
               Commission on January 27, 2005, and incorporated herein by reference).

     10.48     Pledge and Security Agreement, dated as of January 24, 2005, by and among Jarden Corporation and the several subsidiary grantors signatories thereto (filed as Exhibit 10.2 to the Company's
               Current Report on Form 8-K, filed with the Commission on January
               27, 2005, and incorporated herein by reference).

     10.49     Guaranty, dated as of January 24, 2005, of the several subsidiary guarantors signatories thereto (filed as Exhibit 10.3 to the
               Company's Current Report on Form 8-K, filed with the Commission on January 27, 2005, and incorporated herein by reference).

     10.50     Second Amended and Restated Credit Agreement, dated as of June
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
               (filed as Exhibit 10.1 to the Company's Current Report on Form
               8-K, filed with the Commission on July 13, 2004, and incorporated herein by reference).

     10.51     Amended and Restated Credit Agreement, dated as of September 2,
               2003, among the Company Corporation, Bank of America, N.A., as
               Administrative Agent, Swing Line Lender, and L/C Issuer, Canadian
               Imperial Bank of Commerce, as Syndication Agent, National City
               Bank of Indiana and Fleet National Bank, as Co-Documentation
               Agents. (filed as Exhibit 10.3 to the Company's Current Report on
               Form 8-K, filed with the Commission on September 5, 2003, and incorporated herein by reference).

     10.52     Amendment No. 1, dated as of September 25, 2003, to the Amended and Restated Credit Agreement by and among the Company, Bank of
               America, N.A., as Administrative Agent, the Lenders signatory thereto and each of the Subsidiary Guarantors (filed as Exhibit
               10.9 to the Company's Current Report on Form 8-K, filed with the
               Commission on September 26, 2003, and incorporated herein by reference).

     10.53     Amendment No. 2, dated as December 3, 2003, to the Amended and
               Restated Credit Agreement by and among the Company, Bank of
               America, N.A., as Administrative Agent, the Lenders signatory thereto and each of the Subsidiary Guarantors (filed as Exhibit
               10.48 to the Company's Annual Report on Form 10-K, filed with the
               Commission on March 12, 2004 and incorporated herein by
               reference).

     10.54     Amendment No. 3, dated as March 31, 2004, to the Amended and
               Restated Credit Agreement by and among the Company, Bank of
               America, N.A., as Administrative Agent, the Lenders signatory thereto and each of the Subsidiary Guarantors (filed as
               Exhibit10.3 to the Company's Quarterly Report on Form 10-Q for
               the period ended March 31, 2004, filed with the Commission on May
               7, 2004, and incorporated herein by reference).

     10.55     Consent, Waiver and Amendment No. 1 to Credit Agreement, dated as of September 18, 2002, among the Company, the Guarantors, Bank of
               America, N.A., as Administrative Agent and Lender, and the other lenders party thereto (filed as Exhibit 10.7 to the Company's
               Current Report on Form 8-K, filed with the Commission on February
               14, 2003, and incorporated herein by reference).

     10.56     Amendment No. 2 to Credit Agreement and Amendment No. 1 to
               Security Agreement, dated as of September 27, 2002, among the
               Company, the Guarantors, Bank of America, N.A., as Administrative
               Agent and Lender, and the other lenders party thereto (filed as
               Exhibit 10.8 to the Company's Current Report on Form 8-K, filed with the Commission on February 14, 2003, and incorporated herein by reference).

     10.57     Amendment No. 3 to Credit Agreement and Waiver, dated as of
               January 31, 2003, among the Company, the Guarantors, Bank of
               America, N.A., as Administrative Agent and Lender, and the other lenders party thereto (filed as Exhibit 10.9 to the Company's
               Current Report on Form 8-K, filed with the Commission on February
               14, 2003, and incorporated herein by reference).

     10.58     Amendment No. 3 to Security Agreement, dated as of June 11, 2004, among Jarden Corporation and certain of its subsidiaries party thereto and Canadian Imperial Bank of Commerce, as Administrative
               Agent (filed as Exhibit 10.2 to the Company's Current Report on
               Form 8-K, filed with the Commission on July 13, 2004, and
               incorporated herein by reference).

     10.59     Guaranty Agreement, dated as of April 24, 2002, by Alltrista
               Newco Corporation, Alltrista Plastics Corporation, Alltrista
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
               reference).

     10.60     Security Agreement, dated as of April 24, 2002, among the
               Company, Alltrista Newco Corporation, Alltrista Plastics
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
               reference).

     10.61     Intellectual Property Security Agreement, dated as of April 24,
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
               by reference).

     10.62     Securities Pledge Agreement, dated as of April 24, 2002, among the Company, Quoin Corporation, Alltrista Newco Corporation,
               Caspers Tin Plate Company, and Bank of America, NA., as
               administrative agent (filed as Exhibit 10.5 to the Company's
               Current Report on Form 8-K, filed with the Commission on May 9,
               2002, and incorporated herein by reference).

     10.63     Consolidated Amendment to Guaranty and Security Instruments,
               dated as of September 2, 2003, among the Company, the Guarantors, and Bank of America, N.A., as Administrative Agent (filed as
               Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the Commission on September 5, 2003, and incorporated herein by reference).

     10.64     Unsecured Subordinated Note, dated as of April 24, 2002, by
               Alltrista in favor of Tilia International, Inc. in the principal amount of $5,000,000 (filed as Exhibit 10.8 to the Company's
               Current Report on Form 8-K, filed with the Commission on May 9,
               2002, and incorporated herein by reference).

     10.65     Unsecured Subordinated Note, dated as of April 24, 2002, by
               Alltrista in favor of Tilia International, Inc. in the principal amount of $10,000,000 (filed as Exhibit 10.9 to the Company's
               Current Report on Form 8-K, filed with the Commission on May 9,
               2002, and incorporated herein by reference).

     10.66     Escrow Agreement, dated as of April 24, 2002, among Alltrista,
               Tilia International, Inc., Tilia, Inc., Tilia Canada, Inc.,
               Andrew Schilling, and J. P. Morgan Trust Company, National
               Association, as escrow agent (filed as Exhibit 10.10 to the
               Company's Current Report on Form 8-K, filed with the Commission on May 9, 2002, and incorporated herein by reference).

     10.67     Long Term Escrow Agreement, dated as of April 24, 2002, among
               Alltrista, Tilia International, Inc., Andrew Schilling, and J. P.
               Morgan Trust Company, National Association, as escrow agent
               (filed as Exhibit 10.11 to the Company's Current Report on Form
               8-K, filed with the Commission on May 9, 2002, and incorporated herein by reference).

     10.68     Form of the new 9 3/4% Senior Subordinated Notes Due 2012 (the
               "New Note") (filed as Exhibit 10.40 to Company's Annual Report on
               Form 10-K, filed with the Commission on February 28, 2003 and incorporated herein by reference).

     *21.1     Subsidiaries of the Company.

     *23.1     Consent of Independent Registered Public Accounting Firm.

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

----------------------
* Filed herewith
+ This Exhibit represents a management contract or a compensatory plan.

