Form 10-K/A
period 2004-12-31
JARDEN CORP
filed 2005-05-02
CIK 895655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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
PERSONS FILING A SCHEDULE 13D WITH THE SECURITIES AND EXCHANGE COMMISSION IN
RESPECT TO REGISTRANT'S COMMON STOCK WHO HOLD 10% OR MORE OF THE REGISTRANT'S
OUTSTANDING COMMON STOCK, HAVE BEEN DEEMED, SOLELY FOR THE PURPOSE OF THE
FOREGOING CALCULATION, TO BE "AFFILIATES" OF THE REGISTRANT.

      THERE WERE 29,213,120 SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK,
PAR VALUE $.01 PER SHARE, AS OF APRIL 15, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE.

                       -----------------------------------

                                EXPLANATORY NOTE

         This Amendment is filed pursuant to General Instruction G(3) to Form
10-K for the sole purpose of filing the information required to be disclosed pursuant to Part III of Form 10-K for the Company's fiscal year ended December
31, 2004, and to file the attached exhibits pursuant to Part IV of Form 10-K for the Company's fiscal year ended December 31, 2004. No other amendments to the
Form 10-K for the Company's fiscal year ended December 31, 2004 are being made by means of this filing.

                       -----------------------------------

                                                     JARDEN CORPORATION
                                                    INDEX TO FORM 10-K/A

                                                                                              PAGE

PART III

PART IV

Item 15.      Exhibits and Financial Statement Schedules.................................        18

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

     The following table sets forth the name, age and position of each of the
Company's current executive officers. The Company's executive officers are appointed by and serve at the discretion of the Board of Directors of the
Company.

NAME                        AGE                       POSITION
----                        ---                       --------

Martin E. Franklin          40         Chairman and Chief Executive Officer
Ian G.H. Ashken             44         Vice Chairman, Chief Financial Officer and Secretary
James E. Lillie             43         President and Chief Operating Officer
Desiree DeStefano           37         Executive Vice President of Finance and Treasurer
J. David Tolbert            44         Senior Vice President, Human Resources and Corporate Risk

     See the table of directors below for biographical data with respect to
Martin E. Franklin and Ian G.H. Ashken.

     JAMES E. LILLIE. Mr. Lillie is President and Chief Operating Officer of the
Company. Mr. Lillie joined the Company in August 2003 as Chief Operating Officer and assumed the additional title and responsibilities of President effective
January 2004. From 2000 to 2003, Mr. Lillie served as Executive Vice President of Operations at Moore Corporation, Limited, a diversified commercial printing and business communications company. From 1999 to 2000, Mr. Lillie served as
Executive Vice President of Operations at Walter Industries, Inc., a Kohlberg,
Kravis, Roberts & Company ("KKR") portfolio company. From 1990 to 1999, Mr.
Lillie held a succession of managerial human resources, manufacturing, finance and operations positions at World Color, Inc., another KKR portfolio company.

     DESIREE DESTEFANO. Ms. DeStefano is Executive Vice President of Finance and
Treasurer of the Company. From 2003 to January 2005, Ms. DeStefano served as
Senior Vice President of the Company. Ms. DeStefano joined the company as Chief
Transition Officer and Vice President in 2001. From 2000 to 2001, Ms. DeStefano
served as Chief Financial Officer of Sports Capital Partners, a private equity investment fund. Ms. DeStefano served as Vice President of Bolle, Inc. from 1998 to 2000. From 1996 to 1998, Ms. DeStefano was Vice President of Lumen
Technologies, Inc. and prior to that, Ms. DeStefano held similar positions at
Benson Eyecare Corporation and was an audit senior at Price Waterhouse LLP.

     J. DAVID TOLBERT. Mr. Tolbert is Senior Vice President, Human Resources and
Corporate Risk of the Company. From October 1998 to January 2005, Mr. Tolbert
served as Vice President, Human Resources and Administration of the Company.
From April 1997 to October 1998, Mr. Tolbert served as Vice President, Human
Resources and Corporate Risk of the Company. From October 1993 to April 1997,
Mr. Tolbert served as Director of Human Resources of the Company. Since joining
Ball Corporation in 1987, Mr. Tolbert served in various human resource and operating positions of Ball's and the Company's former Plastic Packaging division.

DIRECTORS

     There are currently eight members of the Board of Directors. The Board of
Directors of the Company is divided into three classes of directors having staggered three-year terms of office. At each annual meeting of Stockholders, the successor of each director whose term expires at that annual meeting is elected to hold office for a term expiring at the annual meeting of Stockholders held in the third year following the year of his or her election, or until his or her successor has been elected and qualified in accordance with the Company's
Restated Certificate of Incorporation, as amended, and Bylaws. Pursuant to the
Restated Certificate of Incorporation, as amended, in general, any vacancies on our Board of Directors resulting from death, resignation, disqualification, removal or other cause may be filled by an affirmative vote of a majority of the remaining directors then in office.

     The terms of office of the Class III Directors, including Douglas W.
Huemme, Robert L. Wood, and Irwin D. Simon, expire at the 2005 annual meting of stockholders and each of Messrs. Huemme, Wood and Simon are nominated for reelection. The terms of office of the Class I Directors, including Martin E.
Franklin and Rene-Pierre Azria, expire at the 2006 annual meeting. Charles R.
Kaye was appointed to fill a vacancy on the Board of Directors in January 2005 pursuant to the terms of the Equity Purchase Agreement (as defined above)
created by the retirement of Lynda W. Popwell. The terms of office of the Class
II Directors, including Ian G.H. Ashken, Richard L. Molen and Charles R. Kaye,
expire at the 2007 annual meeting. There are no family relationships among any of the directors or executive officers of the Company.

THE FOLLOWING PERSONS WILL BE NOMINATED AS CLASS III DIRECTORS AT THE COMPANY'S
2005 ANNUAL MEETING OF STOCKHOLDERS:

                                Director
Name                      Age     Since    Business Experience
----                      ---   --------   -------------------

Douglas W. Huemme         63      1999     Mr. Huemme was Chairman and Chief Executive Officer of Lilly Industries,
                                           Inc., an industrial coating and specialty chemical company, from 1990 until his retirement in December 2000. He also served as President of
                                           Lilly Industries, Inc. from 1990 until April 1999.

Robert L. Wood            49      2000     Mr. Wood joined Crompton Corporation, a global producer and marketer of polymer products and specialty chemicals, as President and Chief
                                           Executive Officer in January 2004.  From 1977 to January 2004, Mr. Wood
                                           worked for The Dow Chemical Company, serving from November 2000 until
                                           January 2004 as Business Group President for Thermosets and Dow
                                           Automotive.  From May 1997 until November 2000 he served as Business Vice
                                           President for Polyurethanes.  From October 1995 until May 1997 he acted as Business Vice-President for Engineering Plastics.

Irwin D. Simon            46      2002     Mr. Simon is the Chairman, Chief Executive Officer and President of Hain
                                           Celestial Group, Inc., a marketer and distributor of natural, organic and specialty food products and a NASDAQ company ("Hain").  Mr. Simon was appointed Chief Executive Officer and President of Hain in May 1993 and
                                           subsequently appointed Chairman of the Board of Directors of Hain in
                                           April 2000.  From December 1990 through December 1992, Mr. Simon was employed in various marketing capacities with Slim-Fast Foods Company, a national marketer of meal replacement and weight loss food supplements.
                                           Mr. Simon also serves as a director of Technology Flavors & Fragrances,
                                           Inc. and other privately held companies.

THE TERMS OF THE FOLLOWING CLASS I DIRECTORS EXPIRE AT THE 2006 ANNUAL MEETING:

                                Director
Name                      Age     Since    Business Experience
----                      ---     -----    -------------------

Martin E. Franklin        40      2001     Mr. Franklin is Chairman and Chief Executive Officer of the Company.  Mr.
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
                                           Franklin has previously held positions as Chairman and Chief Executive
                                           Officer of Lumen Technologies, Inc. from May 1996 to December 1998, and
                                           Benson Eyecare Corporation from October 1992 to May 1996.  From January
                                           2002 until April 2005, Mr. Franklin served as the non-executive Chairman of the Board of Find/SVP, Inc. ("Find"), a Nasdaq OTC Bulletin Board company, and he continues to serve as a director of Find.  Mr. Franklin also serves as a director of Apollo Investment Corporation.

Rene-Pierre Azria         48      2002     Mr. Azria is a Managing Director of Rothschild, Inc., an investment bank, and has over twenty years of corporate finance experience, working generally on large size transactions with a high degree of complexity.
                                           His industry experience is concentrated in technology, media and telecommunications, and also includes healthcare and consumer goods.
                                           Prior to joining Rothschild, Inc. in 1996, Mr. Azria served as Managing
                                           Director of Blackstone Indosuez and President of Financiere Indosuez in
                                           New York. Mr. Azria also serves as a director of two privately held companies.

THE TERMS OF THE FOLLOWING CLASS II DIRECTORS EXPIRE AT THE 2007 ANNUAL MEETING:

                                Director
Name                      Age     Since    Business Experience
----                      ---     -----    -------------------

Ian G.H. Ashken           44      2001     Mr. Ashken is Vice Chairman, Chief Financial Officer and Secretary of the
                                           Company.  Mr. Ashken was appointed to the Board of Directors on June 25,
                                           2001 and became Vice Chairman, Chief Financial Officer and Secretary effective September 24, 2001. Mr. Ashken is also a principal and executive officer of a number of private investment entities. Mr. Ashken was the Vice Chairman of the Board of Directors of Bolle Inc. from
                                           December 1998 until February 2000.  From February 1997 until his appointment as Vice Chairman, Mr. Ashken was the Chief Financial Officer
                                           and a director of Bolle, Inc.  Mr. Ashken previously held positions as
                                           Chief Financial Officer and a director of Lumen Technologies, Inc. from
                                           May 1996 to December 1998 and Benson Eyecare Corporation from October
                                           1992 to May 1996.

Richard L. Molen          64      1993     Mr. Molen was the Chairman, President and Chief Executive Officer of
                                           Huffy Corporation, a sporting goods company, from September 1994 until his retirement in December 1997. Mr. Molen served as President and Chief
                                           Executive Officer of Huffy Corporation since April 1993, and had served on its Board of Directors since June 1984.

Charles R.  Kaye          41      2005     Mr. Kaye is Co-President of Warburg Pincus LLC, where he has spent 19 years working as a private equity investor.  Mr. Kaye is a member of the
                                           Council on Foreign Relations.  He is also a director of the United
                                           Nations Association of the United States of America and of the US-India
                                           Business Council, as well as a trustee of the Asia Society.

INDEMNIFICATION

     We indemnify our directors and elected officers to the fullest extent permitted by law so that they will be free from undue concern about personal liability in connection with their service to the Company. This is required under our Bylaws.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     To the knowledge of the Company, no director, executive officer, or person nominated to become a director or executive officer has within the last five years: (i) had a bankruptcy petition filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for, any business or property of such person or entity with respect to which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) been convicted in a criminal proceeding or is currently subject to a pending criminal proceeding (excluding traffic violations or other minor offenses); (iii) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in the following activities: (a)
acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; (b) engaging in any type of business practice; or (c) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; (iv) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; and (v) been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

     THE COMPANY IS NOT AWARE OF ANY MATERIAL PROCEEDINGS TO WHICH ANY DIRECTOR,
EXECUTIVE OFFICER OR AFFILIATE OF THE COMPANY, OR ANY SECURITY HOLDER, INCLUDING
ANY OWNER OF RECORD OR BENEFICIALLY OF MORE THAN 5% OF ANY CLASS OF THE
COMPANY'S VOTING SECURITIES, IS A PARTY ADVERSE TO THE COMPANY OR HAS A MATERIAL
INTEREST ADVERSE TO THE COMPANY.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

     The Audit Committee consists of Mr. Azria (Chairman), Mr. Huemme and Mr.
Wood. Each of the Audit Committee members satisfies the definition of independent director as established in the NYSE corporate governance listing standards. In accordance with Section 407 of the Sarbanes-Oxley Act, the Board of Directors determined Mr. Azria to be a "Financial Expert," as defined in Item
401(h)(2) of Regulation S-K of the SEC, or any successor provision. The duties of the Audit Committee are to: (a) recommend for nomination by the Board of
Directors the registered public accounting firm who shall conduct the annual audit of the Company; (b) assist the Board of Directors in fulfilling its fiduciary responsibilities relating to corporate accounting and reporting practices through review of accounting principles, policies, and changes thereto, financial statements, and general financial disclosure procedures; (c)
maintain, through periodic meetings, a direct line of communication with the independent accountants to provide for exchanges of views and information; and
(d) review management's evaluation of the

adequacy of the Company's internal control structure and the extent to which major recommendations made by the independent accountants have been implemented.
The number of meetings held during the year is set forth in the "Report of the
Audit Committee," included in this Proxy Statement. The Audit Committee is governed by a written charter approved by the Board of Directors, which may be amended from time to time, a copy of which is set forth as Annex B to this Proxy
Statement. The Charter is reviewed and reassessed by the Audit Committee and approved by the Board of Directors as needed but at least annually.

     Section 301 of the Sarbanes-Oxley Act requires the Audit Committee to establish procedures for the receipt, retention and treatment of complaints received by the Company from its employees regarding perceived questionable accounting or auditing matters. The Company uses an independent third party to provide an 800 number for the receipt, recording and transcription of any complaints received.

CHANGES TO PROCEDURES TO RECOMMEND NOMINEES

     There have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors since the date of the Company's last proxy statement.

CODE OF ETHICS

     Jarden Corporation has adopted a "Business Conduct and Ethics Policy"
("Code") for all its employees, including its principal executive officer, principal financial officer and principal accounting officer. The Code is available on our Internet web site at http://www.jarden.com, at the tab
"Governance".

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the
"Exchange Act"), requires the Company's directors and executive officers and any persons who own more than 10% of the Company's capital stock to file with the
SEC (and, if such security is listed on a national securities exchange, with such exchange), various reports as to ownership of such capital stock. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely upon reports and representations submitted by the directors, executive officers and holders of more than 10% of our capital stock, all Forms
3, 4 and 5 showing ownership of and changes of ownership in our capital stock during the 2004 year were timely filed with the SEC and the NYSE with the exception of the following filings being late: Mr. James E. Lillie filing a report in May 2004 amending an earlier report that was timely filed in May 2004 and Mr. Richard L. Molen who was required to file a Form 4 in March 2004 with respect to the exercise of options to purchase 3,150 shares of Common Stock under a Company plan but later filed a Form 4 in April 2004.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following summary compensation table sets forth information concerning the annual and long-term compensation earned by the Company's chief executive officer and four other executive officers of the Company whose annual salary and bonus during fiscal 2004 exceeded $100,000 (collectively, the "Named Executive
Officers").

                                                                          LONG-TERM COMPENSATION
                                         ANNUAL COMPENSATION                AWARDS                PAYOUTS
                                                                 RESTRICTED STOCK   SECURITIES
                                                                 AWARD(S) ($) (2)   UNDERLYING      LTIP        ALL OTHER
                                                      BONUS                         OPTIONS/       PAYOUTS    COMPENSATION
NAME AND PRINCIPAL POSITION    YEAR      SALARY ($)    ($)(1)                        SARS (#)      ($) (3)       ($) (4)
----------------------------------------------------------------------------------------------------------------------------

Martin E. Franklin (5)         2004        850,000   1,678,750         21,302,250            --          --         151,721
Chairman and Chief Executive   2003        648,931   1,273,931          8,706,000            --          --          26,637
Officer                        2002        460,769   1,460,769            772,500       750,000          --          38,704

Ian G.H. Ashken (6)            2004        450,000     888,750          8,188,800            --          --         107,783
Vice Chairman, Chief           2003        375,974     813,974          3,177,000            --          --          19,526
Financial                      2002        281,538     818,538            309,000       225,000          --          27,961
Officer and Secretary

James E. Lillie (7)            2004        400,000     490,000            332,100        25,000          --          14,534
President and Chief            2003        144,231     144,231            997,500       150,000          --          12,823
Operating Officer              2002             --          --                 --            --          --              --

Desiree DeStefano (8)          2004        193,269     213,063                 --        40,000          --          13,379
Executive Vice President of    2003        140,385     210,000                 --         7,500          --           9,908
Finance and Treasurer          2002        113,750     200,000                 --        75,000          --           6,957

J. David Tolbert (9)           2004        175,000     102,375                 --        17,500          --          12,193
Senior Vice President, Human   2003        163,615      81,808                 --         4,500          --          11,442
Resources and Corporate Risk   2002        149,815      72,286                 --        45,000     152,021          50,332

(1)   The amounts shown in the Bonus column include operating bonuses and discretionary performance based bonuses. Such amounts in 2002 also included transaction bonuses paid to Mr. Franklin, Mr. Ashken and Ms.
      DeStefano following the acquisition of the business of Tilia
      International, Inc. The Company has subsequently discontinued its policy of paying transaction bonuses to its Named Executive Officers.

(2)   The amounts shown in the Restricted Stock Award(s) column for 2002 represent the value of restricted stock awarded to certain of the Named
      Executive Officers pursuant to the 1998 Long-Term Equity Incentive Plan in
      2002. The value was based upon the $5.15 per share fair market value of our Common Stock on the date of the award. Pursuant to their respective restricted stock award agreements, as amended, the 150,000 and 60,000 shares of restricted stock awarded to Messrs. Franklin and Ashken, in
      2002, respectively, have vested.

      The amounts shown in the Restricted Stock Award(s) column for 2003 represent the value of restricted stock awarded to certain of the Named
      Executive Officers pursuant to the 2003 Stock Incentive Plan. On May 8,
      2003, Messrs. Franklin and Ashken received awards of 225,000 shares and
      75,000 shares of restricted stock, respectively, valued at $20.36 per share, in each case based upon the fair market value of the Company's common stock on the date of the award. On August 8, 2003, Mr. Lillie received an award of 52,500 shares of restricted stock valued at $19.00 per share, based upon the fair market value of the Company's common stock on the date of the award. On November 23, 2003, Messrs. Franklin and
      Ashken received awards of 150,000 shares and 60,000 shares of restricted stock, respectively, valued at $27.50 per share, in each case based upon the fair market value of the Company's common stock on the date of the award. Pursuant to their respective

       restrictive stock award agreements, as amended, all shares of restricted stock awarded to Messrs. Franklin, Ashken and Lillie have vested.

      The amounts shown in the Restricted Stock Award(s) column for 2004 represent the value of restricted stock awarded to certain of the Named
      Executive Officers pursuant to the 2003 Stock Incentive Plan. On August 5,
      2004, Messrs. Franklin, Ashken and Lillie received awards of 100,000 shares, 30,000 shares and 15,000 shares of restricted stock, respectively, valued at $33.21 per share, in each case based upon the fair market value of the Company's common stock on the date of the award. On October 25,
      2004, Messrs. Franklin and Ashken received awards of 525,000 shares and
      210,000 shares of restricted stock, respectively, valued at $34.25 per share, in each case based upon the fair market value of the Company's common stock on the date of the award. The restrictions on all of these shares have lapsed.

(3)   In connection with the termination of the Company's 1998 Performance Share
      Plan in 2003, all outstanding payouts under such plan were made.
      Accordingly, on July 25, 2002, Mr. Tolbert received a payout of 11,664 shares under the 1998 Performance Share Plan having a fair market value of
      $13.03 per share.

(4)   As permitted by rules established by the SEC, no amounts are shown with respect to certain "perquisites" where such amounts do not exceed in the aggregate the lesser of $50,000 or 10% of base salary plus bonus. The amounts shown in the All Other Compensation column for 2004 are comprised as follows:

      Mr. Franklin - Company-provided life insurance and long-term disability premiums, $2,234; imputed taxable income on individual life and disability policies, $116,187; the Company's match and additional contribution on the employee's 401(k) contribution, $12,300; and financial consulting fees paid by the Company, $21,000.

      Mr. Ashken - Company-provided life insurance and long-term disability premiums, $2,234; imputed taxable income on individual life and disability policies, $89,524; the Company's match and additional contribution on the employee's 401(k) contribution, $12,300; and financial consulting fees paid by the Company, $3,725.

      Mr. Lillie - Company-provided life insurance and long-term disability premiums, $2,234; and the Company's match and additional contribution on the employee's 401(k) contribution, $12,300.

      Ms. DeStefano - Company-provided life insurance and long-term disability premiums, $1,783; and the Company's match and additional contribution on the employee's 401(k) contribution, $11,596.

      Mr. Tolbert - Company-provided life insurance and long-term disability premiums, $1,693; and the Company's match and additional contribution on the employee's 401(k) contribution, $10,500.

(5)   Mr. Franklin was appointed Chairman and Chief Executive Officer in
      September 2001. Effective January 1, 2002, the Company entered into an employment agreement with Mr. Franklin. This agreement was amended and restated effective October 1, 2003. This agreement was further amended and restated in 2005. See "Employment Agreements," below.

(6)   Mr. Ashken was appointed Vice Chairman, Chief Financial Officer and
      Secretary in September 2001. Effective January 1, 2002, the Company
      entered into an employment agreement with Mr. Ashken. This agreement was amended and restated effective October 1, 2003. This agreement was further amended and restated in 2005. See "Employment Agreements," below.

(7)   Mr. Lillie joined the Company as Chief Operating Officer in August 2003 and assumed the additional title and responsibilities of President effective January 2004. The Company entered into an employment agreement with Mr. Lillie effective August 4, 2003. This agreement was amended and restated in 2005. See "Employment Agreements," below.

(8)   Ms. DeStefano joined the Company in November 2001 and was appointed Senior
      Vice President of the Company in February 2003. The Company entered into an employment agreement with Ms. DeStefano effective May 3, 2004.
      Effective as of January 24, 2005, Ms. DeStefano assumed the new title of
      Executive Vice President of Finance and Treasurer. See "Employment
      Agreements," below.

(9)   Mr. Tolbert joined the Company May 1987 and was appointed Vice President,
      Human Resources and Administration in October 1998. The Company's
      employment agreement with Mr. Tolbert, dated as of January 1, 2002, was renewed for one year in January 1, 2005 and is subject to an annual renewal provision. Effective as of January 24, 2005, Mr. Tolbert assumed the new title of Senior Vice President of Human Resources and Corporate
      Risk. See "Employment Agreements," below.

OPTIONS GRANTED IN 2004

                                                                                     POTENTIAL REALIZABLE VALUE
                                                                                     AT ASSUMED RATES OF STOCK
                                                                                       PRICE APPRECIATION FOR
                                INDIVIDUAL GRANTS                                         OPTION TERM (1)
                           --------------------------------------------------------------------------------------
                                           PERCENTAGE
                             NUMBER OF      OF TOTAL
                             SECURITIES      OPTIONS
                             UNDERLYING    GRANTED TO
                            UNEXERCISED   EMPLOYEES IN     EXERCISE
                              OPTIONS      FISCAL 2004    PRICE PER     EXPIRATION
 NAME                         GRANTED                     SHARE ($)        DATE             5% ($)       10% ($)
 ----------------------------------------------------------------------------------------------------------------

 Martin E. Franklin                   ---           ---            ---          ---            ---           ---
 Ian G.H. Ashken                      ---           ---            ---          ---            ---           ---
 James E. Lillie                   25,000         5.33%          28.33    1/02/2014        445,415     1,128,768
 Desiree DeStefano                 40,000         8.52%          32.85    7/23/2014        826,368     2,094,178
 J. David Tolbert                  17,500         3.73%          32.85    7/23/2014        361,536       916,203

-------------
(1)      The dollar amounts under these columns are the result of calculation at the 5% and 10% rates set by the SEC and therefore are not intended to forecast possible future appreciation, if any, in the market value of our Common Stock.

AGGREGATE OPTION EXERCISES IN 2004 AND 2004 YEAR END OPTION VALUES

     The following table contains certain information regarding options to purchase Common Stock held as of December 31, 2004, by each of the Named
Executive Officers. The stock options listed below were granted without tandem stock appreciation rights and without freestanding stock appreciation rights outstanding.

                                                                                        VALUE OF UNEXERCISED
                                                          NUMBER OF SECURITIES              IN-THE-MONEY
                                                         UNDERLYING UNEXERCISED       OPTIONS AT DECEMBER 31,
                                                           OPTIONS AT 12/31/04              2004 ($) (1)
                                                      -----------------------------------------------------------
                            SHARES
                          ACQUIRED ON      VALUE                         NON-                            NON-
 NAME                      EXERCISE     REALIZED ($)   EXERCISABLE    EXERCISABLE      EXERCISABLE   EXERCISABLE
 ----------------------------------------------------------------------------------------------------------------

 Martin E. Franklin                ---            ---        375,002        374,998     11,452,561    11,452,439
 Ian G.H. Ashken                   ---            ---        112,502        112,498      3,435,811     3,435,689
 James E. Lillie                   ---            ---         37,500        137,500        916,500     3,127,250
 Desiree DeStefano                 ---            ---         39,375         83,125      1,290,450     1,804,950

                                                                                        VALUE OF UNEXERCISED
                                                          NUMBER OF SECURITIES              IN-THE-MONEY
                                                         UNDERLYING UNEXERCISED       OPTIONS AT DECEMBER 31,
                                                           OPTIONS AT 12/31/04              2004 ($) (1)
                                                      -----------------------------------------------------------
                            SHARES
                          ACQUIRED ON      VALUE                         NON-                            NON-
 NAME                      EXERCISE     REALIZED ($)   EXERCISABLE    EXERCISABLE      EXERCISABLE   EXERCISABLE
 ----------------------------------------------------------------------------------------------------------------

 J. David Tolbert               32,625        901,091         29,250         54,625      1,039,377     1,401,923

-------------
(1)      Before taxes. The dollar value reported is based on the difference between the exercise price of the option outstanding and the market price of Common Stock at the close of trading on December 31, 2004. The closing market price on that date was $43.44 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the Compensation Committee during 2004 was an officer, employee or former officer of the Company of any of its subsidiaries or had any relationship requiring disclosure herein pursuant to SEC regulations. No executive officer of the Company served as a member of a compensation committee or a director of another entity under circumstances requiring disclosure under
SEC regulations.

EMPLOYMENT AGREEMENTS

     The Company's amended and restated employment agreement with Martin E.
Franklin, dated as of January 24, 2005, provides for his employment as Chairman and Chief Executive Officer of the Company through December 31, 2008, subject to certain termination rights and renewal provisions. Mr. Franklin's agreement provides that he will receive an annual base salary of at least $1,840,000, subject to an annual increase at least equal to the change in Consumer Price
Index, as well as an operating bonus of up to 50% of base compensation each year for achieving the Company's earnings per share budget and up to 100% of base compensation each year for achieving 110% of the Company's earnings per share budget in each case based on the annual budget approved by the Board of
Directors. In addition, Mr. Franklin is eligible for a discretionary performance-based bonus of up to 100% of base compensation each year, at the discretion of the Board or Compensation Committee, but subject to the approval of the Board member designated by Warburg Pincus in respect of calendar year
2005 and 2006. Mr. Franklin's employment agreement also entitles him to participate in the medical, insurance and other fringe benefit plans or policies the Company may make available to, or have in effect for, its personnel with commensurate duties from time to time. Mr. Franklin's employment agreement also provides for certain other ancillary benefits. In connection with this agreement, and subject to stockholder approval, Mr. Franklin would be entitled to receive pursuant to the Company's Amended and Restated 2003 Stock Incentive
Plan (the "Amended 2003 Incentive Plan") a grant of up to 915,000 shares of restricted stock with the vesting restrictions set forth below. In addition, the agreement requires the Company to provide Mr. Franklin with $10 million of life insurance.

     The Company's amended and restated employment agreement with Ian G.H.
Ashken, dated as of January 24, 2005, provides for his employment as Vice
Chairman, Chief Financial Officer and Secretary of the Company through December
31, 2008, subject to certain termination rights and renewal provisions. Mr.
Ashken currently receives an annual base salary of $850,000, subject to an annual increase at least equal to the change in Consumer Price Index, as well as an operating bonus of up to 50% of base compensation each year for achieving the
Company's earnings per share budget and up to 100% of base compensation each year for achieving 110% of the Company's earnings per share budget in each case based on the annual budget approved by the Board of Directors. In addition, Mr.
Ashken is eligible for a discretionary performance-based bonus of up to 100% of base compensation each year, at the discretion of the Board or Compensation
Committee, but subject to the approval of the Board director designated by
Warburg Pincus in respect of calendar year 2005 and 2006. Mr. Ashken's employment agreement also entitles him to participate in the medical, insurance and other fringe benefit plans or policies the Company may make available to, or have in effect for, its personnel with commensurate duties from time to time.
Mr. Ashken's employment agreement also provides for certain other ancillary benefits. In connection with this agreement, and subject to stockholder approval, Mr. Ashken would be entitled to receive pursuant to the Amended 2003
Incentive Plan a grant of up to 380,000 shares of restricted stock with the vesting restrictions set forth below. In addition, the agreement requires the
Company to provide Mr. Ashken with

$6 million of life insurance.

     Each of Messrs. Franklin's and Ashken's employment agreements contain a noncompetition covenant and nonsolicitation provisions (relating to the
Company's employees and customers) effective during the term of his employment and during the greater of (i) a period of three years after any termination of
Mr. Franklin's or Ashken's employment or (ii) any period thereafter during which
Mr. Franklin or Mr. Ashken continues to receive benefits under the employment agreement, other than in cases of a termination by the Company without good cause, by Mr. Franklin or Mr. Ashken with good reason, or if Mr. Franklin's or
Mr. Ashken's employment is not renewed. In the event Mr. Franklin's or Mr.
Ashken's employment is terminated by the Company without "cause" (as such term is defined in his employment agreement) or upon "disability" (as such term is defined in his employment agreement), Mr. Franklin or Mr. Ashken will be entitled to (a) three times (two times in the case of termination due to death)
base compensation, (b) three times (two times in the case of termination due to death) the average annual bonus paid over the preceding two fiscal years, (c)
except in the case of non-renewal of employment, the accrued annual bonus through the date of termination, (d) the continuation of health insurance and other benefits for three years (two years in the case of termination due to death) at the Company's expense, (e) full vesting of any outstanding stock options on the Company's stock, and (f) the lapsing of any restrictions over any restricted shares of the Company's stock. In addition, Mr. Franklin's and Mr.
Ashken's employment agreements may be terminated at the Company's option for
"cause" (as such term is defined in his employment agreement).

     The Company's amended and restated employment agreement with James E.
Lillie, dated as of January 24, 2005, provides for his employment as President and Chief Operating Officer, and is for an initial two-year term subject to successive one-year renewal terms, such renewal terms to be automatic unless either party gives prior written notice of non-renewal. Mr. Lillie currently receives a base salary of $600,000 per year, subject to an annual increase at least equal to the change in the Consumer Price Index, as well as an operating bonus of up to 50% of base compensation each year for achieving the Company's
EDITDA and earnings per share budget and up to 100% of base compensation each year for achieving EBITDA 10% higher than budget and earnings per share 10%
higher than budget, in each case based on the annual budget approved by the
Board of Directors. In addition, Mr. Lillie is eligible for a discretionary performance-based bonus of up to 50% of base compensation each year, at the discretion of the Board or Compensation Committee, but subject to the approval of the Board director designated by Warburg Pincus in respect of calendar year
2005 and 2006. In connection with this agreement, and subject to stockholder approval, Mr. Lillie would be entitled to receive pursuant to the Amended 2003
Incentive Plan a grant of 145,000 shares of restricted stock with the vesting restrictions set forth below. Mr. Lillie will receive a prescribed severance pay amount if he is terminated without cause or suffers a specified disability. Mr.
Lillie's employment agreement also entitles him to participate in the medical, insurance and other fringe benefit plans or policies the Company may make available to, or have in effect for, its personnel with commensurate duties from time to time. Mr. Lillie's employment agreement contains a noncompetition covenant and nonsolicitation provisions (relating to the Company's employees and customers) effective during the term of his employment and continuing for a period of 12 months after the expiration or termination of Mr. Lillie's employment. In the event Mr. Lillie's employment is terminated by the Company without "cause" (as such term is described in his employment agreement) or upon
"disability" (as such term is defined in his employment agreement), Mr. Lillie will be entitled to (a) eighteen months base compensation, (b) eighteen months target bonus that he would have been entitled to receive for achieving budget for the year in which his employment was terminated, (c) the continuation of health insurance and other benefits for eighteen months at the Company's expense, (d) full vesting of any outstanding stock options on the Company's stock, and (e) the lapsing of any restrictions over any restricted shares of the
Company's stock owned by Mr. Lillie. In addition, Mr. Lillie's employment agreement may be terminated at the Company's option for "cause."

     As contemplated by their respective employment agreements, the vesting restrictions on each restricted stock award to Messrs. Franklin, Ashken and
Lillie would lapse as follows: (i) 50% on the date that the stock price of the
Common Stock of the Company equals or exceeds fifty dollars ($50.00) for ten
(10) consecutive trading days (measured on a Volume Weighted Average Price, or
VWAP, basis) prior to the third anniversary of the restricted stock grant, (ii)
100% on the date that the stock price of the Common Stock of the Company equals or exceeds sixty-four dollars ($64.00) for ten (10) consecutive trading days

(measured on a VWAP basis) prior to the fifth anniversary of the restricted stock grant, or (iii) the date there is a Change of Control of the Company and either (a) the Company's stock price is higher than $32 per share at the time of the Change of Control or (b) the Board of Directors approves, in its sole discretion, such vesting.

     The Company entered into an employment agreement with Desiree DeStefano, dated as of May 3, 2004, which provides for an initial two-year term subject to successive one-year renewal terms, such renewal terms to be automatic unless either party gives prior written notice of non-renewal. Ms. DeStefano currently receives an annual base salary of $325,000, as well as a discretionary bonus package based on the Company's performance. Ms. DeStefano's employment agreement also entitles her to participate in the medical, insurance and other fringe benefit plans or policies the Company may make available to, or have in effect for, its personnel with commensurate duties from time to time.

     The Company's employment agreement with J. David Tolbert, dated as of
January 1, 2002, was renewed for one year on January 1, 2005 and is subject to an annual renewal provision. Under the employment agreement, Mr. Tolbert currently receives an annual base salary of $225,000, as well as a discretionary bonus package based on the Company's performance. Mr. Tolbert's employment agreement also entitles him to participate in the medical, insurance and other fringe benefit plans or policies the Company may make available to, or have in effect for, its personnel with commensurate duties from time to time.

         Mr. Tolbert's and Ms. DeStefano's employment agreements each contain a noncompetition covenant and nonsolicitation provisions (relating to the
Company's employees and customers) effective during the term of his/her employment and continuing for a period of 12 months after the expiration or termination of Mr. Tolbert's and Ms. DeStefano's employment, respectively. In the event Mr. Tolbert's or Ms. DeStefano's employment is terminated by the
Company without "cause" (as such term is defined in their respective employment agreements) or upon "disability" (as such term is defined in their respective employment agreements), Mr. Tolbert and Ms. DeStefano will be entitled to (a)
one year's base compensation, (b) one year's target bonus that he/she would have been entitled to receive for achieving budget for the year in which his/her employment was terminated, (c) the continuation of health insurance and other benefits for one year at the Company's expense, (d) full vesting of any outstanding stock options on the Company's stock, and (e) the lapsing of any restrictions over any restricted shares of the Company's stock owned by either
Mr. Tolbert or Ms. DeStefano. In addition, Mr. Tolbert's and Ms. DeStefano's respective employment agreements may be terminated at the Company's option for
"cause."

COMPENSATION OF DIRECTORS

     Directors who are also employees of the Company receive no additional compensation for their service on the Board or on any Board committee. In 2004, non-employee directors received a flat retainer of $26,000 per year, payable quarterly. This retainer was increased to $36,000 for 2005. In 2004, the chairman of each of the Audit, Compensation and Nominating and Policies
Committees received an additional $5,000. In 2005, the chairman for each of these three committees will continue to receive an additional $5,000. In 2004, each member of any Board committee, who is not also the chairman, received an additional $1,000 per year. In 2005, each member of any Board committee, who is not also the chairman, should receive an additional $1,000 per year. In 2005, the Lead Independent Director of the Board of Directors should receive an additional $5,000 per year.

     Non-employee directors of the Company are also eligible to receive stock option grants under the Company's 2003 Stock Incentive Plan. On May 17, 2004,
each of the then non-employee directors of the Company was granted options to purchase 7,500 shares of Common Stock under the 2003 Stock Incentive Plan. The exercise price for each share of Common Stock subject to the option granted to each such director is equal to the fair market value of a share of Common Stock on the date such option was granted. The foregoing options expire ten years after the date they are granted. In 2005, the Company intends to grant each of the non-employee directors up to 7,500 shares of stock consisting of a combination of options to purchase shares of Common Stock or shares of restricted stock under the Amended 2003 Incentive Plan.

         During the fiscal year ended December 31, 2004, options to purchase an aggregate of 37,500 shares of the Company's Common Stock were granted pursuant to the 2003 Stock Incentive Plan to non-employee directors serving on the Board of Directors during 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of our Common Stock and Series B Preferred Stock as of April 15, 2005,
by (i) each person or entity known to us owning beneficially 5% or more of our
Common Stock and Series B Preferred Stock (the holdings of certain unrelated entities listed below are generally based on shareholdings disclosed in their public filings), (ii) each of our current directors and nominees for the Board of Directors, (iii) each of our named executive officers and (iv) all current directors and executive officers as a group. Unless otherwise noted, shares are owned directly or indirectly with sole voting and investment power. Unless otherwise indicated, the address of each person named in the table below is c/o
Jarden Corporation, 555 Theodore Fremd Avenue, Rye, NY 10580.

                                                                     Common Stock                 Series B Preferred Stock
                                                                     ------------                 ------------------------

Name and Address
----------------                                                                                                 Percent of
                                                                                                   Shares         Series B
                                                        Shares Beneficially      Percent of     Beneficially     Preferred
                                                             Owned (1)        Common Stock (2)    Owned (1)        Stock
                                                             ---------        ----------------    ---------        -----

Warburg Pincus Private Equity VIII, L.P
466 Lexington Avenue                                                                               110,204
New York, NY 10017....................................   4,056,120 (3)(4)           12.4%           (3)(4)          85.7%

Catterton Partners
599 West Putnam Avenue
Greenwich, CT 06830 ..................................     676,009 (4)(5)            2.3%         18,367 (4)        14.3%

FMR Corp., Edward C. Johnson 3d, Abigail P. Johnson,
as a group
82 Devonshire  Street                                       2,122,950 (6)            7.3%
Boston, MA 02109......................................                                                --              --

Friess Associates LLC
115 E. Snow King
Jackson, WY 83001.....................................      1,544,150 (7)            5.3%             --              --

Neuberger Berman, Inc. and Neuberger Berman, LLC
605 Third Avenue
New York, NY 10158....................................      2,117,297 (8)            7.2%             --              --

Martin E. Franklin....................................      2,095,757 (9)            7.2%             --              --

Ian G.H. Ashken.......................................       612,440 (10)            2.1%             --              --

Rene-Pierre Azria.....................................        37,000 (11)             *               --              --

Desiree DeStefano.....................................        47,875 (12)             *               --              --

Douglas W. Huemme.....................................        36,525 (13)             *               --              --

                                                                     Common Stock                 Series B Preferred Stock
                                                                     ------------                 ------------------------

Name and Address
----------------                                                                                                 Percent of
                                                                                                   Shares         Series B
                                                        Shares Beneficially      Percent of     Beneficially     Preferred
                                                             Owned (1)        Common Stock (2)    Owned (1)        Stock
                                                             ---------        ----------------    ---------        -----

Charles R. Kaye.......................................            -- (14)           *                 --            --

James E. Lillie.......................................       112,927 (15)           *                 --            --

Richard L. Molen......................................             5,000            *                 --            --

Irwin D. Simon........................................        36,000 (16)           *                 --            --

J. David Tolbert......................................            29,750            *                 --            --

Robert L. Wood........................................        61,000 (17)           *                 --            --

All directors, nominees for directors, and executive
officers as a group (11 persons)......................     2,574,336 (18)         8.6%                --            --

---------------
*  Less than 1%

(1)   For purposes of this table, a person is deemed to have "beneficial ownership" of any share of Common Stock that such person has the right to acquire within 60 days.

(2)   Percent of class is based on the Common Stock outstanding and entitled to vote as of April 15, 2005. There were 29,213,120 shares outstanding and entitled to vote as of April 15, 2005, plus for each named person the number of shares of Common Stock of which such person is deemed to have "beneficial ownership" of described in footnote (1).

(3)   Based solely on Schedule 13D/A filed with the SEC on January 27, 2005.
      The holdings of Warburg Pincus Private Equity VIII, L.P. include the holdings of Warburg Pincus Netherlands Private Equity VIII I, C.V. and
      Warburg Pincus Germany Private Equity VIII, K.G. Warburg Pincus & Co.
      is the sole general partner of each of the funds which hold the Series
      B Preferred Stock of record, and Warburg Pincus LLC manages each of such funds. The shares held by Warburg Pincus Private Equity VIII, L.P.
      are beneficially owned by Warburg Pincus Private Equity VIII, L.P.,
      Warburg Pincus Netherlands Private Equity VIII I, C.V. and Warburg
      Pincus Germany Private Equity VIII, K.G. All of the shares beneficially owned by the foregoing may be deemed to be beneficially owned by
      Warburg Pincus Partners LLC and Warburg Pincus LLP, which are the general partner and manager, respectively, of each of Warburg Pincus
      Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity
      VIII I, C.V. and Warburg Pincus Germany Private Equity VIII, K.G. and
      may be deemed to be beneficially owned by Warburg Pincus & Co., which owns all of the equity of Warburg Pincus LLC. Includes 3,443,875 shares of Common Stock issuable upon the full conversion of the 110,204 shares of Series B Preferred Stock acquired by Warburg Pincus pursuant to the
      Equity Purchase Agreements. The foregoing assumes, with respect to the
      Series B Preferred Shares, that the Base Liquidation Value in effect at the time of conversion of the Series B Preferred Shares is $1,000 and the conversion price in effect is $32.00.

(4)   Excludes shares of Common Stock issuable upon conversion of the Series
      C Preferred Stock held by such persons. Upon receipt by the Company of approval of both (i) Proposal 5 and (ii) (A) Proposal 6 or (B) written waivers of the requirement to receive the approval of Proposal 6 from the holders of shares of Series C Preferred Stock representing at least a majority of the then outstanding shares of Series C Preferred Stock
      (provided that such waivers shall be deemed to have been granted 31 months following the date on which the aggregate purchase price is delivered to the Escrow Agent) each share of Series C Preferred Stock shall automatically convert into shares of both (i) Series B Preferred
      Stock and (ii) Common Stock. The Series C Preferred Stock has no
      expiration date. See description of Series C Preferred Stock under
      Proposal 5 for an explanation of the number of shares of Series B
      Preferred Stock and Common Stock into which the Series C Preferred
      Stock is convertible.

(5)   The holdings of Catterton Partners include the holdings of Catterton
      Partners V, L.P., Catterton Partners V Offshore, L.P. and Catterton
      Coinvest I, L.L.C. Catterton Managing Partner V, L.L.C. is the general partner of Catterton Partners V, L.P. and Catterton Partners V
      Offshore, L.P. and, therefore, may be deemed to be the beneficial owner of the shares of Preferred Stock and Common Stock held by Catterton
      Partners V, L.P. and Catterton Partners V Offshore, L.P. CP5
      Principals, L.L.C. is the Managing Member of Catterton Managing Partner
      V, L.L.C and, therefore, may also be deemed to be the beneficial owner of the shares of Preferred Stock and Common Stock held by Catterton
      Partners V, L.P. and Catterton Partners V Offshore, L.P. Catterton
      Partners V Management Company, L.L.C. is the manager of Catterton
      Coinvest I, L.L.C. and, therefore, may be deemed to be the beneficial owner of the shares of Preferred Stock and Common Stock held by
      Catterton Coinvest I, L.L.C. Includes 573,968 shares of Common Stock issuable upon the full conversion of the 18,367 shares of Series B
      Preferred Stock acquired by Catterton pursuant to the Equity Purchase
      Agreements. The foregoing assumes, with respect to the Series B
      Preferred Shares, that the Base Liquidation Value in effect at the time of conversion of the Series B Preferred Shares is $1,000.00 and the
      conversion price in effect is $32.00.

(6)   Based solely on Schedule 13G/A filed with the SEC on February 14, 2005.

(7)   Based solely on Schedule 13G filed with the SEC on February 14, 2005.

(8)   Based solely on Schedule 13G/A filed with the SEC on February 16, 2005.

(9)   Includes 375,002 shares subject to outstanding options to purchase
      Common Stock which are exercisable within 60 days. Also includes
      499,938 shares of Common Stock held by Mr. Ashken of which Mr. Franklin disclaims beneficial ownership. Mr. Franklin entered into a voting agreement, dated as of August 22, 2002, with Mr. Ashken, pursuant to which Mr. Franklin has the power to vote, or direct the vote, over all of these 499,938 shares of Common Stock.

(10)  Includes 112,502 shares subject to outstanding options to purchase
      Common Stock which are exercisable within 60 days. Additionally, Mr.
      Ashken entered into a voting agreement, dated as of August 22, 2002, with Mr. Franklin, pursuant to which Mr. Franklin has the power to vote, or direct the vote, over 499,938 shares of Common Stock beneficially owned by Mr. Ashken.

(11)  Includes 36,000 shares subject to outstanding options to purchase
      Common Stock which are exercisable within 60 days.

(12)  Includes 41,875 shares subject to outstanding options to purchase
      Common Stock which are exercisable within 60 days.

(13)  Includes 34,500 shares subject to outstanding options to purchase
      Common Stock which are exercisable within 60 days.

(14)  Mr. Charles R. Kaye is a Managing General Partner of Warburg Pincus &
      Co. and a Managing Member of Warburg Pincus LLC. Mr. Kaye disclaims beneficial ownership of any shares beneficially owned by Warburg Pincus
      Private Equity VIII, L.P. and its affiliates.

(15)  Includes 43,850 shares subject to outstanding options to purchase
      Common Stock which are exercisable within 60 days.

(16)  Includes 35,000 shares subject to outstanding options to purchase
      Common Stock which are exercisable within 60 days.

(17)  Includes 58,000 shares subject to outstanding options to purchase
      Common Stock which are exercisable within 60 days.

(18)  Includes 736,729 shares subject to outstanding options to purchase
      Common Stock which are exercisable within 60 days.

                      EQUITY COMPENSATION PLAN INFORMATION

      The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance as of
December 31, 2004:

                                                                           WEIGHTED-AVERAGE
                                           NUMBER OF SECURITIES TO         EXERCISE PRICE OF            NUMBER OF
                                           BE ISSUED UPON EXERCISE            OUTSTANDING               SECURITIES
                                           OF OUTSTANDING OPTIONS,         OPTIONS, WARRANTS          AVAILABLE FOR
           PLAN CATEGORY                    WARRANTS, AND RIGHTS             AND RIGHTS (1)          FUTURE ISSUANCE
----------------------------------------    --------------------------    ---------------------    ---------------------

EQUITY COMPENSATION PLANS APPROVED BY
    SECURITY HOLDERS:
2003 Stock Incentive Plan                                 972,497               $    27.77                  492,227
2003 Employee Stock Purchase Plan                  Not Applicable           Not Applicable                  452,058
2001 Stock Option Plan, as amended                        330,000                    10.20                        0
1998 Long-Term Equity Incentive Plan,
    as amended and restated                               812,111                    11.10                        0
1993 Stock Option Plan                                    619,623                    12.68                        0

EQUITY COMPENSATION PLANS NOT APPROVED
    BY SECURITY HOLDERS:
None                                               Not Applicable           Not Applicable           Not Applicable
                                            --------------------------    ---------------------    ---------------------
TOTAL                                                   2,734,231               $    17.28                  944,285
                                            ==========================    =====================    =====================

-------------
(1)      This column contains information regarding stock options only; there are no warrants or rights outstanding.

     For a description of the equity compensation plans above, see Note 11. of
Item 8. Financial Statements and Supplementary Data of our Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with Equity Purchase Agreement , the Company agreed to cause, for so long as Warburg Pincus owns at least one-third of the shares of Series B
Preferred Stock initially purchased (on an as converted basis), one person nominated by Warburg Pincus to be elected or appointed to the Company's Board of
Directors (the "Board Representative") as promptly as practicable following
October 8, 2004 and who, when serving on the Board of Directors, will be entitled to serve on all major committees and subcommittees of the Board of
Directors, except to the extent prohibited by applicable law or stock exchange regulation. The Company and Warburg Pincus agreed that Charles R. Kaye, the
Co-President of Warburg Pincus LLC, which manages Warburg Pincus, is the initial
Board Representative. Prior to Mr. Kaye being placed on the Company's Board of
Directors and pursuant to the terms of the Purchase Agreement, the Company reimbursed Warburg Pincus for reasonable out-of-pocket expenses incurred with
Warburg Pincus' diligence, negotiation and preparation of the Purchase Agreement and related agreements. Furthermore, the Company agreed to reimburse the Board
Representative, currently Mr. Kaye, for reasonable out-of-pocket expenses incurred with his Board of Directors participation, as well as paying him the same outside director compensation to be paid to other non-executive directors of the Company.

     On July 27, 2004, the agreement between one of our Company's wholly owned subsidiaries and NewRoads, Inc. ("NewRoads"), a third party provider of pick, pack and ship services, order fulfillment, warehousing and other services to the retail industry was terminated. Mr. Franklin's, our Chairman and Chief Executive
Officer, brother-in-law was the executive chairman of the board of NewRoads at the time of the agreement being consummated. Mr. Franklin has an indirect ownership interest of less than 1/2% in NewRoads. During fiscal 2004, the
Company paid $2,061,140 to NewRoads in connection with these services. In addition, during July 2004, our Company's board of directors approved the granting of 10,000

restricted shares of common stock to Mr. Jonathan Franklin, a consultant to our
Company, who is a brother of Mr. Franklin. The restrictions on 5,000 of these shares lapsed immediately and the restrictions on the remaining 5,000 of these shares lapse ratably over a four year period, but will lapse immediately upon the event of a change in control. On January 24, 2005, Mr. Jonathan Franklin became an employee of the Company. Mr. Franklin serves as Manager, Compliance and will receive a salary of $100,000 for his services during 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

FEES PAID TO ERNST & YOUNG LLP

     The following table sets forth the aggregate fees billed by Ernst & Young
LLP for audit services rendered in connection with the consolidated financial statements and reports for fiscal year 2004 and for other services rendered during fiscal year 2004 on behalf of the Company and its subsidiaries, as well as out-of-pocket costs incurred in connection with these services, which have been billed to the Company.

---------------------------------------- ----------------- ------------------ ----------------- -------------
FEE CATEGORY:                                FISCAL 2004        % OF TOTAL        FISCAL 2003      % OF TOTAL
------------                                 -----------        ----------        -----------      ----------

---------------------------------------- ----------------- ------------------ ----------------- -------------
Audit Fees.........................            $1,195,002               32.7        $1,050,040          45.0
---------------------------------------- ----------------- ------------------ ----------------- -------------
Audit-Related Fees.................             2,428,796               66.6           728,794          31.3
---------------------------------------- ----------------- ------------------ ----------------- -------------
Tax Fees...........................                21,780                0.7           552,446          23.7
---------------------------------------- ----------------- ------------------ ----------------- -------------
All Other Fees.....................                     0                0.0                 0           0.0
---------------------------------------- ----------------- ------------------ ----------------- -------------
Total Fees.........................            $3,645,578              100.0        $2,331,280         100.0
---------------------------------------- ----------------- ------------------ ----------------- -------------

     AUDIT FEES: Consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim condensed consolidated financial statements included in quarterly reports and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements, and attest services, except those not required by statue or regulation.

     AUDIT-RELATED FEES: Consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under
"Audit Fees." These services include due diligence, accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

     TAX FEES: Consist of tax compliance/preparation and other tax services. Tax compliance/preparation consists of fees for professional services related to federal, state and international tax compliance, assistance with tax audits and appeals, and assistance related to the impact of mergers, acquisitions and divestitures on tax return preparation and such amounts were $15,780 and
$552,446 for the years ended December 31, 2004 and 2003, respectively. Other tax services consist of fees for other miscellaneous tax consulting and planning and such amount was $6,000 for the year ended December 31, 2004. There were no amounts incurred for other tax services in the year ended December 31, 2003. For the year ended December 31, 2004, KPMG LLP and Deloitte & Touche, LLP assisted the Company's in-house tax department with the Company's U.S. income tax compliance services.

     ALL OTHER FEES: Consist of fees for all other services other than those reported above. The Company did not engage Ernst & Young LLP in this capacity during 2004 or 2003 and its intent is to minimize services in this category.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT
SERVICES OF INDEPENDENT AUDITORS

     Consistent with SEC policies regarding auditor independence, the Audit
Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the
Audit Committee has established a policy to review and pre-approve all audit,

internal-control related and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Under the policy, pre-approval is detailed as to the particular service or category of services and is subject to specific budget. In addition, the Chairman of the Audit Committee or any two other members may also pre-approve particular services on a case-by-case basis and the full Board of Directors may approve fees on behalf of the Audit
Committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     The following documents are filed as part of this report:

(c)  Exhibits:

Exhibit
Number            Description of Exhibit
--------------    ----------------------------------------------------------------------------------------

    31.1          Certification of Chief Executive Officer pursuant to Section 302 of the  Sarbanes-Oxley
                  Act of 2002.

    31.2          Certification of Chief Financial Officer pursuant to Section 302 of the  Sarbanes-Oxley
                  Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       JARDEN CORPORATION
                                       (Registrant)

                                        By: /s/ Martin E. Franklin
                                            ------------------------------------
                                            Martin E. Franklin
                                            Chairman and Chief Executive Officer
                                            April 29, 2005

We, the undersigned directors and officers of Jarden Corporation, hereby severally constitute Martin E. Franklin and Ian G.H. Ashken, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K/A filed with the Securities and
Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

          /s/ Martin E. Franklin                                      Chairman and Chief Executive Officer (Principal
          ----------------------------------------------------           Executive Officer)
          Martin E. Franklin                                          April 29, 2005

                                                                      Vice Chairman, Chief Financial Officer and Company
          /s/ Ian G.H. Ashken                                            Secretary (Principal Financial Officer and
          ----------------------------------------------------           Principal Accounting Officer)
          Ian G.H. Ashken                                             April 29, 2005

          /s/ Rene-Pierre Azria
          ----------------------------------------------------        Director
          Rene-Pierre Azria                                           April 29, 2005

          /s/ Douglas W. Huemme
          ----------------------------------------------------        Director
          Douglas W. Huemme                                           April 29, 2005

          /s/ Richard L. Molen
          ----------------------------------------------------        Director
          Richard L. Molen                                            April 29, 2005

          /s/ Irwin D. Simon
          ----------------------------------------------------        Director
          Irwin D. Simon                                              April 29, 2005

          /s/  Robert L. Wood
          ----------------------------------------------------        Director
          Robert L. Wood                                              April 29, 2005

          /s/ Charles R. Kaye
          ----------------------------------------------------        Director
          Charles R. Kaye                                             April 29, 2005