Form 10-K/A
period 2004-12-31
JARDEN CORP
filed 2005-05-16
CIK 895655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K/A
                               (Amendment No. 2)

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
FOREGOING CALCULATION, TO BE "AFFILIATES" OF THE REGISTRANT.

      THERE WERE 29,092,334 SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK,
PAR VALUE $.01 PER SHARE, AS OF FEBRUARY 18, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                               JARDEN CORPORATION
                              INDEX TO FORM 10-K/A

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

EXECUTIVE OFFICERS OF THE COMPANY

     Pursuant to General Instruction G(3), the information regarding our executive officers called for by Item 401(b) of Regulation S-K is hereby included in Part I of this Annual Report on Form 10-K/A.

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

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------------------------------
                                          2004            2003            2002             2001             2000
                                        (A) (B)         (C) (D)          (E) (F)           (G)              (H)
                                       ------------    ------------    ------------    -------------    -------------
                                                      (dollars in thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Net sales.......................         $838,609       $ 587,657       $ 367,104         $304,276        $ 356,123
Costs and expenses:
     Cost of sales..............          563,210         374,614         223,663          237,357          280,671
     Selling, general and
      administrative expenses
      (including restricted stock
      charges of $32,415 and
      $21,833 in 2004 and 2003,
      respectively) ............          179,316         141,593          78,332           47,829           49,686
     Goodwill amortization......                -               -               -            5,153            6,404
     Special charges and
      reorganization expenses (i).              -               -               -            4,978              380
     Loss on divestiture of assets
      and product lines.........                -               -               -          122,887                -
                                       ------------    ------------    ------------    -------------    -------------
Operating earnings (loss).......           96,083          71,450          65,109         (113,928)          18,982
Interest expense, net...........           27,608          19,184          12,611           11,791           11,917
Income tax provision (benefit)..           26,041          20,488          16,189          (40,443)           2,402
Minority interest in gain (loss) of
   consolidated subsidiary......                -               -               -              153             (259)
                                       ------------    ------------    ------------    -------------    -------------
Net income (loss)...............         $ 42,434        $ 31,778        $ 36,309        $ (85,429)        $  4,922
                                       ============    ============    ============    =============    =============
Basic earnings (loss) per share.          $  1.55        $   1.40        $   1.74        $  (4.47)         $   0.26
Diluted earnings (loss) per share         $  1.49        $   1.35        $   1.68        $  (4.47)         $   0.26

                                                        AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------------------------------
                                          2004            2003            2002             2001             2000
                                        (A) (B)         (C) (D)          (E) (F)           (G)              (H)
                                       ------------    ------------    ------------    -------------    -------------
                                                                  (dollars in thousands)

OTHER FINANCIAL DATA:
Cash flows from operations (j)....       $ 70,415        $ 73,821        $ 71,013         $ 39,857         $ 19,144
Cash flows provided by (used in)
   financing activities...........         98,066         284,796         111,547         (52,237)         (12,968)
Cash flows provided by (used in)
   investing activities...........      (273,216)       (289,996)       (132,157)           15,453         (20,267)
Depreciation and amortization.....         19,175          15,045          10,001           18,797           21,311
EBITDA (k)........................        115,258          86,495          75,110          (95,284)          40,552
Capital expenditures..............         10,761          12,822           9,277            9,707           13,637

BALANCE SHEET DATA:
Cash and cash equivalents.........       $ 20,665      $  125,400        $ 56,779         $  6,376         $  3,303
Working capital (m)...............        181,371         242,039         101,557            8,035           22,975
Total assets......................      1,042,381         759,674         366,765          162,234          310,429
Total debt........................        487,451         387,382         216,955           84,875          137,060
Total stockholders' equity........        333,951         249,905          76,764           35,129          118,221

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

(j) For the year ended December 31, 2002, cash flows from operations included
$38.6 million of income tax refunds resulting primarily from the 2001 loss on divestiture of assets.

(k) For the years ended December 31, 2004 and 2003, EBITDA includes non-cash restricted stock charges of $32.4 million and $21.8 million, respectively. For the year ended December 31, 2001, EBITDA includes a $122.9 million loss on divestiture of assets and product lines. EBITDA, a non-GAAP financial measure, is presented in this Form 10-K because the Company's credit facility and senior subordinated notes contain financial and other covenants which are based on or refer to the Company's EBITDA. In this regard, GAAP refers to generally accepted accounting principles in the United States. Additionally, EBITDA is a basis upon which our management assesses financial performance and we believe it is frequently used by securities analysts, investors and other interested parties in measuring the operating performance and creditworthiness of companies with comparable market capitalization to the Company, many of which present EBITDA when reporting their results. Furthermore, EBITDA is one of the factors used to determine the total amount of bonuses available to be awarded to executive officers and other employees. EBITDA is widely used by the Company to evaluate potential acquisition candidates. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Because of these limitations, EBITDA should not be considered a primary measure of the Company's performance and should be reviewed in conjunction with, and not as substitute for, financial measurements prepared in accordance with GAAP that are presented in this Form 10-K. A reconciliation of the calculation of EBITDA, is presented below.

(m) Working capital is defined as current assets (including cash and cash equivalents) less current liabilities.

Reconciliation of non-GAAP Measure

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------------------------------
                                          2004            2003            2002             2001             2000
                                       ------------    ------------    ------------    -------------    -------------
                                                                  (dollars in thousands)

Net income (loss).................       $ 42,434        $ 31,778        $ 36,309        $ (85,429)        $  4,922
Income tax provision (benefit)....         26,041          20,488          16,189         (40,443)            2,402
Interest expense, net.............         27,608          19,184          12,611           11,791           11,917
Depreciation and amortization.....         19,175          15,045          10,001           18,797           21,311
                                       ------------    ------------    ------------    -------------    -------------
EBITDA............................       $115,258        $ 86,495        $ 75,110        $ (95,284)       $  40,552
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
financial statements.

ACQUISITION ACTIVITIES

     We have grown through strategic acquisitions of complementary businesses and expanding sales of our existing brands. Our strategy to achieve future growth is through internal growth as well as to consider future acquisitions of businesses or brands that complement our existing product portfolio (see "Recent
Developments" below). The current mergers and acquisitions market conditions reflect rising ratios of purchase prices to earnings. This market trend could adversely affect our ability to identify and purchase businesses at an attractive price in the future.

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

RESULTS OF OPERATIONS - COMPARING 2004 TO 2003

                                                           YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
(in millions)                                             2004              2003
                                                   ------------------- ----------------

Kitchen products (1) ...........................           $   205.8         $  194.4
Home improvement products (2)...................               138.1             41.0
Playing cards products (3)......................                80.5                -
Other specialty products (1)(2)(3)..............                48.7             22.5
                                                   ------------------- ----------------
   Total branded consumables (1)(2)(3)..........               473.1            257.9
   Consumer solutions (4).......................               222.2            216.1
   Plastic consumables (5)......................               128.1            109.1
   Other........................................                67.5             42.8
   Intercompany (6).............................               (52.3)           (38.2)
                                                   ------------------- ----------------
           Total net sales......................           $   838.6          $ 587.7
                                                   =================== ================

(1) The Diamond Brands wood manufacturing operation and branded product distribution business is included in the branded consumables segment effective
February 1, 2003.
(2) The Lehigh business is included in the branded consumables segment effective
September 2, 2003.
(3) The USPC business is included in the branded consumables segment effective
June 28, 2004.
(4) The consumer solutions segment was created upon the purchase of Tilia, effective April 1, 2002.
(5) The Diamond Brands plastic manufacturing operation is included in the plastic consumables segment effective February 1, 2003.
(6) Intersegment sales are recorded at cost plus an agreed upon intercompany
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
For our recently acquired playing card brands, the current consumer market excitement surrounding poker has boosted sales in our branded consumables segment during 2004. Our consumer solutions segment reported net sales of $222.2 million compared to $216.1 million in net sales in 2003. This increase of 2.8%
was principally the result of the tuck-in acquisition of VillaWare in the fourth quarter of 2003. Net sales of our FoodSaver(R) branded machines were lower in
2004 compared to 2003 due to a market shift to lower priced FoodSaver(R)
machines, partially offset by sales volume increases for FoodSaver(R) machines and increased bag unit sales. More competition in the market for home vacuum packaging machines has put pressure on our margins in the consumer solutions segment during 2004.

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

     Gross margin percentages on a consolidated basis decreased to 32.8% in 2004 from 36.3% in 2003. The principal reasons for this decrease are the impact of the acquisitions completed in the last sixteen months which have relatively lower gross margins, higher distribution costs in our branded consumables segment, a shift to lower priced FoodSaver(R) machines in our consumer solutions segment and the effect of the contractual tolling changes in our other segment as discussed above. Our gross margin during 2004 has been negatively affected during 2004 by rising market prices for commodities, including steel and resin.

     Selling, general and administrative expenses decreased as a percentage of net sales from 24.1% in 2003 to 21.4% in 2004. During the fourth quarters of
2004 and 2003, we recorded non-cash restricted stock charges of approximately
$32.4 million and $21.8 million, respectively, relating to the lapsing of restrictions over restricted stock issuances to certain executive officers. The decrease in percentage terms of our selling, general and administrative expenses was principally due to the inclusion of the acquisitions completed during 2003 and 2004 which have relatively lower selling, general and administrative expenses as a percentage of net sales and also due to spending not increasing at the same rate as organic growth. The increase in dollar terms, from $141.6 million in 2003 to $179.3 million in 2004, was principally the result of a larger non-cash restricted stock charge in 2004, the acquisitions completed during 2003 and 2004, higher sales and marketing expenses in our branded consumables segment and higher validation costs incurred for new business development projects and higher employee compensation costs in our plastic consumables segment, partially offset by lower media spending, lower legal costs and lower employee compensation costs in the consumer solutions segment.

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

RESULTS OF OPERATIONS - COMPARING 2003 TO 2002

                                                          YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
(in millions)                                             2003              2002
                                                   ------------------- ----------------

Kitchen products (1) ...........................            $  194.4         $  109.1
Home improvement products (2)...................                41.0                -
Other specialty products (1)(2).................                22.5              2.1
                                                   ------------------- ----------------
   Total branded consumables (1)(2).............               257.9            111.2
   Consumer solutions (3).......................               216.1            145.3
   Plastic consumables (4)......................               109.1             70.6
   Other........................................                42.8             41.0
   Intercompany (5).............................               (38.2)            (1.0)
                                                   ------------------- ----------------
           Total net sales......................            $  587.7          $ 367.1
                                                   =================== ================

(1) The Diamond Brands wood manufacturing operation and branded product distribution business is included in the branded consumables segment effective
February 1, 2003.
(2) The Lehigh business is included in the branded consumables segment effective
September 2, 2003.
(3) The consumer solutions segment was created upon the purchase of Tilia, effective April 1, 2002.
(4) The Diamond Brands plastic manufacturing operation is included in the plastic consumables segment effective February 1, 2003.
(5) Intersegment sales are recorded at cost plus an agreed upon intercompany
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

     Selling, general and administrative expenses increased to $141.6 million in
2003 from $78.3 million in 2002, or, as a percentage of net sales, increased to
24.1% in 2003 from 21.3% in 2002. The increase in dollar terms was principally due to a non-cash restricted stock charge of approximately $21.8 million relating to the lapsing of restrictions over restricted stock issuances to certain officers that was recorded in the fourth quarter of 2003 and the result of the acquisitions completed during 2003 and 2002. Also, the selling, general and administrative expenses increased, in part, due to higher marketing expenditures and legal costs. The increase in percentage terms was principally due to the non-cash restricted stock charge. Absent this charge, there would have been a decrease in percentage terms which was principally due to the addition of the Diamond Brands and Lehigh product lines, which have relatively lower selling, general and administrative expenses as a percentage of net sales compared to those of our consumer solutions segment.

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

     We believe our interest rate hedges appropriately moderate any material interest rate risk associated with our floating rate debt. Additionally, our leverage ratio, which we believe is low, in general, helps protect us from material affects of interest rate market trends.

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

Cash Flows from Operations

     Cash flow generated from operations was approximately $70.4 million for the year ended December 31, 2004 compared to $73.8 million for the year ended
December 31, 2003. This decrease of approximately $3.4 million was principally due to an increase in working capital, partially offset by an increase of $17.4 million in net income, excluding the non-cash restricted stock charges. The increase in working capital is principally due to higher inventory amounts as a result of early buys of certain commodity items in order to take advantage of pricing trends in raw materials, increasing commodity costs which increases the dollar value of the same quantity of inventory, the addition of a large number of new product SKUs and continuing sales growth requiring greater levels of inventory. Recently, resin and steel market pricing has been increasing and negatively affecting the gross margin of our businesses. Continued increase will continue to affect our earnings, and thereby our cash flow from operations.
Although our businesses are generally non-cyclical, because our products are primarily consumer products, market trends for consumers could reasonably be expected to affect our sales level and thereby affect our cash flows.

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
However, we may raise additional capital from time to time to take advantage of favorable conditions in the capital markets or in connection with our corporate development activities. Our ability to access both debt and equity capital markets and to obtain attractive rates of return on our invested capital is dependent on the capital market conditions in general. For example, rising interest rates could increase our interest expense. Additionally, stock market devaluation in general could devalue our publicly traded common stock and thereby make it more difficult to attract equity investors.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      The following table includes aggregate information about our contractual obligations as of December 31, 2004 and the periods in which payments are due.
Certain of these amounts are not required to be included in our consolidated balance sheet:

---------------------------------------------
CONTRACTUAL OBLIGATIONS                                         PAYMENTS DUE BY PERIOD (MILLIONS OF DOLLARS)
---------------------------------------------           --------------------------------------------------------
                                                            LESS THAN 1                                  AFTER 5
                                                  TOTAL        YEAR         1-3 YEARS      3-5 YEARS      YEARS
                                                  -----        ----         ---------      ---------      -----

Long-term debt, including scheduled
  interest payments (1)                              $ 631.3        $  45.1        $ 211.0         $ 159.1        $ 216.1
Operating leases.....................                   19.9            6.7            7.4             2.2            3.6
Unconditional purchase obligations...                    4.3            4.3              -               -              -
Pension and post retirement
   obligations ......................                   36.5            3.1            6.5             7.1           19.8
Executive management compensation
   agreements .......................                    5.1            2.1            3.0               -              -
Other non-current obligations........                    0.2            0.1            0.1               -              -
                                              --------------- -------------- -------------- --------------- --------------
Total................................                $ 697.3        $  61.4        $ 228.0         $ 168.4        $ 239.5
                                              =============== ============== ============== =============== ==============

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

Revenue recognition and allowances for product returns

     We recognize revenue at the time of product shipment or delivery, depending upon when title passes, to unaffiliated customers, and when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable, and collection is reasonably assured. We allow customers to return defective or damaged products as well as certain other products for credit, replacement, or exchange. Our revenue is recognized as the net amount to be received after deducting estimated amounts for product returns, discounts, and allowances. We estimate future product returns based upon historical return rates and our judgment. If these estimates do not properly reflect future returns, they could be revised.

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

Promotion and rebate accruals

     Among those factors affecting our accruals for promotions are estimates of the number of activities within promotional programs between us and our trade customers. Certain of our rebate accruals are based on estimates of the quantity of products that our customers have sold to their consumers. Estimates of trade promotion liabilities for promotional program costs incurred, but unpaid, are generally based on estimates of the quantity of customer sales, timing of promotional activities and forecasted costs for activities within the promotional programs. Settlement of these liabilities sometimes occurs in periods subsequent to the date of the promotion activity. Trade promotion programs include introductory marketing funds such as slotting fees, cooperative advertising and other activities conducted by our customers to promote our products.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In December 2003, the FASB issued FASB Interpretation No. 46 (Revised
December 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities, an
Interpretation of ARB 51." FIN 46R requires consolidation of entities in which the company is the primary beneficiary, despite not having voting control.
Likewise, it does not permit consolidation of entities in which the company has voting control but is not the primary beneficiary. The adoption of FIN 46R did not have a material effect on the Company's consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based
Payment" ("SFAS No. 123R"), which replaces SFAS No. 123, "Accounting for
Stock-Based Compensation" ("SFAS No. 123") and supercedes Accounting Principles
Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees"
"(Opinion No. 25.") SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and the recording of such expense in the consolidated statements of operations. In April 2005, the
Securities and Exchange Commission ("SEC") issued an amendment to Rule 4-01(a)
of Regulation S-X "Compliance Date for Statement of Financial Accounting
Standards No. 123 (revised 2004), Share-Based Payment." This amendment defers the effective date of the accounting provisions of SFAS No. 123R to the first fiscal year beginning after June 15, 2005. Accordingly, the Company is required to adopt the provisions of SFAS No. 123R effective January 1, 2006.

     Under SFAS No. 123R, the pro forma disclosures previously permitted under
SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company will need to determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption.
The Company plans to adopt SFAS No. 123R using the modified-prospective method.
Accordingly, the adoption of SFAS No. 123R's fair value method may have a significant impact on the Company's results of operations, although it will have no impact on the overall financial position. The impact of the adoption of SFAS
No. 123R cannot be determined at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted
SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net (loss) income applicable to common stockholders and (loss) earnings per share in Note 2.

     In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary
Assets--an amendment of APB Opinion No. 29" ("SFAS No. 153.") The guidance in
APB Opinion No. 29, "Accounting for Nonmonetary Transactions," ("Opinion No.
29") is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in
Opinion 29, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

     In March 2005, the FASB issued Interpretation No. 47, "Accounting for
Conditional Asset Retirement Obligations," ("FIN No. 47"), an interpretation of
SFAS No. 143 "Asset Retirement Obligations." FIN No. 47 is effective for fiscal years ending after December 15, 2005. The Company is currently assessing the impact, if any, the adoption of FIN No. 47 will have on the results of its consolidated operations, financial position or cash flows.

     In December 2003, the Medicare Prescription Drug, Improvement and
Modernization Act of 2003 ("Medicare Act") was signed into law. The Medicare Act introduced a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, FASB Staff
Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the
Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP
106-2"). FSP 106-2, which provides guidance on accounting for the effects of the
Medicare Act, requires companies eligible for Federal subsidies under the
Medicare Act to recognize the expected benefit in their determination of the accumulated benefit obligation for their postretirement plans.

     The Company sponsors several different retiree medical plans for certain current and former employees of some of its business units. Some of these plans cover prescription drug benefits for Medicare-eligible participants. Based on final regulations and guidance issued in January 2005, the Company does not expect the subsidy receipts to materially impact the Company's consolidated financial position, results of operations or cash flows.

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

     o   Sales of our products are seasonal, which may cause our operating results to vary from quarter to quarter;

     o   Our operations are dependent upon third-party suppliers whose failure to perform adequately could disrupt our business operations;

     o   Our reliance on manufacturing facilities and suppliers in Asia could make us vulnerable to supply interruptions related to the political, legal and cultural environment in Asia;

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

     o   If we cannot continue to develop new products in a timely manner, and at favorable margins, we may not be able to compete effectively;

     o   Our failure to successfully integrate recently acquired businesses, could have a material adverse effect on our business and results of operations;

     o   Our results could be harmed if the cost of compliance with environmental, health and safety laws and regulations becomes too burdensome;

     o   We may incur significant costs in order to comply with environmental remediation obligations;

     o   Our business, results of operations and financial condition could be materially adversely affected by the loss of key personnel and the inability to attract and retain appropriately qualified replacements;

     o   Our indebtedness imposes constraints and requirements on our business and financial performance and our compliance and performance in relationship to these could materially adversely affect our ability to incur additional debt to fund future needs;

     o   We may not generate sufficient cash to meet our liquidity needs to grow our business, which can affect our results of operations;

     o   Changes in foreign, cultural, political and financial market conditions could impair our sales from international operations and financial performance;

     o   Currency fluctuations may significantly increase our expenses and affect our results of operations, especially where the currency is subject to intense and other political and other environmental pressure, such as in the case of the Venezuelan Bolivar and the Chinese
         Renminbi;

     o   Changes in the retail industry and markets for consumer products affecting our customers or retailing practices could negatively impact existing customer relationships and our results of operations;

     o   Our business involves the potential for product recalls and product liability claims against us, which could affect our earnings and financial condition;

     o   If we fail to adequately protect our intellectual property rights, competitors may manufacture products similar to ours, which could adversely affect out market share and results of operations;

     o   We may not be able to implement or operate successfully and without interruptions the operating software systems and other computer technologies that we depend on to operate our business, which could negatively impact or disrupt our business;

     o   Failure to successfully implement our restructuring projects timely and economically could materially increase our costs and impair our results of operations;

     o   A deterioration in relations with our labor unions could have a material adverse effect on our business, financial condition and results of operations;

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

                                                           /s/ ERNST & YOUNG LLP

New York, New York
March 1, 2005

                               JARDEN CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            YEAR ENDED DECEMBER 31,
                                                     ------------------------------------
                                                       2004          2003           2002
                                                     --------      --------      --------

Net sales......................................      $838,609      $587,657      $367,104
Costs and expenses:
   Cost of sales...............................       563,210       374,614       223,663
   Selling, general and administrative
  expenses (including restricted stock charges
  of $32,415 and $21,833 in 2004 and 2003,
  respectively)...............................        179,316       141,593        78,332
                                                     --------      --------      --------
Operating earnings............................         96,083        71,450        65,109
Interest expense, net.........................         27,608        19,184        12,611
                                                     --------      --------      --------
Income before taxes............................        68,475        52,266        52,498
Income tax provision...........................        26,041        20,488        16,189
                                                     --------      --------      --------
Net income.....................................      $ 42,434      $ 31,778      $ 36,309
                                                     ========      ========      ========
Basic earnings per share.......................       $  1.55      $  1.40        $  1.74
Diluted earnings per share.....................       $  1.49      $  1.35        $  1.68
Weighted average shares outstanding:
    Basic......................................        27,353       22,663         20,910
    Diluted....................................        28,455       23,531         21,588

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

Revenue Recognition

     The Company recognizes revenue at the time of product shipment or delivery, depending upon when title passes, to unaffiliated customers, and when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable, and collection is reasonably assured. The Company allows customers to return defective or damaged products as well as certain other products for credit, replacement, or exchange. Revenue is recognized as the net amount to be received after deducting estimated amounts for product returns, discounts, and allowances. The Company estimates future product returns based upon historical return rates and its judgment.

Sales incentives and trade promotion activities

     In certain situations, the Company pays slotting fees and other promotional payments and engages in cooperative advertising, buy-down programs and other promotions to resellers of its consumer products. In general the cost of these promotion activities that are provided to customers is classified as a reduction to net sales. The cooperative advertising costs that the Company incurs and which meet the requirements of Emerging Issues Task Force 01-9, Accounting for
Consideration Given by a Vendor to a Customer (including a Reseller of the
Vendor's Products), are included in Selling, General and Administrative Expenses in the Consolidated Statements of Income. Such amounts were approximately $6.3 million, $5.8 million and $5.4 million for the years 2004, 2003 and 2002, respectively.

Distribution Costs

     Distribution costs, including the costs of shipping and handling are included in Cost of Sales in the Consolidated Statements of Income.

Prepaid Media and Advertising Costs

     Direct advertising costs (primarily media expenses) related to infomercial sales are recorded as prepaid assets when paid in advance. The expense is recognized when the infomercial is aired. All production expenses related to the infomercials are expensed upon the first showing of the infomercial. The
Company's other advertising costs, consisting primarily of ad demo and cooperative advertising, media placement and promotions are expensed as incurred. The Company incurred advertising costs, which are all included in
Selling, General and Administrative Expenses in the Consolidated Statements of
Income, in the approximate amounts of $24.0 million, $25.9 million and $17.8 million for the years 2004, 2003 and 2002, respectively. Amounts of $0.4 million and $0.5 million were included in the Company's Prepaid Expenses and Other
Current Assets in the Consolidated Balance Sheet as of December 31, 2004 and
2003, respectively.

Cost of Sales

     The Company's cost of sales includes the costs of raw material and finished goods purchases, manufacturing costs and warehouse and distribution costs.

Selling, General and Administrative Expenses

     The Company's selling, general and administrative expenses include selling, administrative and corporate expenses, including but not limited to related payroll and employee benefits, employment taxes, management information systems, marketing, advertising, office rent, insurance, legal, finance, audit and travel.

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

2. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     In December 2003, the FASB issued FASB Interpretation No. 46 (Revised
December 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities, an
Interpretation of ARB 51." FIN 46R requires consolidation of entities in which the company is the primary beneficiary, despite not having voting control.
Likewise, it does not permit consolidation of entities in which the company has voting control but is not the primary beneficiary. The adoption of FIN 46R did not have a material effect on the Company's consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based
Payment" ("SFAS No. 123R"), which replaces SFAS No. 123, "Accounting for
Stock-Based Compensation" ("SFAS No. 123") and supercedes Accounting Principles
Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees"
"(Opinion No. 25.") SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and the recording of such expense in the consolidated statements of operations. In April 2005, the
Securities and Exchange Commission ("SEC") issued an amendment to Rule 4-01(a)
of Regulation S-X "Compliance Date for Statement of Financial Accounting
Standards No. 123 (revised 2004), Share-Based Payment." This amendment defers the effective date of the accounting provisions of SFAS No. 123R to the first fiscal year beginning after June 15, 2005. Accordingly, the Company is required to adopt the provisions of SFAS No. 123R effective January 1, 2006.

     Under SFAS No. 123R, the pro forma disclosures previously permitted under
SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company will need to determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption.
The Company plans to adopt SFAS No. 123R using the modified-prospective method.
Accordingly, the adoption of SFAS No. 123R's fair value method may have a significant impact on the Company's results of operations, although it will have no impact on the overall financial position. The impact of the adoption of SFAS
No. 123R cannot be determined at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted
SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net (loss) income applicable to common stockholders and (loss) earnings per share in Note 2.

     In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary
Assets--an amendment of APB Opinion No. 29" ("SFAS No. 153.") The guidance in
APB Opinion No. 29, "Accounting for Nonmonetary Transactions," ("Opinion No.
29") is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in
Opinion 29, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

     In March 2005, the FASB issued Interpretation No. 47, "Accounting for
Conditional Asset Retirement Obligations," ("FIN No. 47"), an interpretation of
SFAS No. 143 "Asset Retirement Obligations." FIN No. 47 is effective for fiscal years ending after December 15, 2005. The Company is currently assessing the impact, if any, the adoption of FIN No. 47 will have on the results of its consolidated operations, financial position or cash flows.

     In December 2003, the Medicare Prescription Drug, Improvement and
Modernization Act of 2003 ("Medicare Act") was signed into law. The Medicare Act introduced a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, FASB Staff
Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the
Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP
106-2"). FSP 106-2, which provides guidance on accounting for the effects of the
Medicare Act, requires companies eligible for Federal subsidies under the
Medicare Act to recognize the expected benefit in their determination of the accumulated benefit obligation for their postretirement plans.

     The Company sponsors several different retiree medical plans for certain current and former employees of some of its business units. Some of these plans cover prescription drug benefits for Medicare-eligible participants. Based on final regulations and guidance issued in January 2005, the Company does not expect the subsidy receipts to materially impact the Company's consolidated financial position, results of operations or cash flows.

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

     Interest Income earned by the Company for the years ended December 31,
2004, 2003 and 2002 was $0.7 million, $0.5 million and $1.0 million, respectively.

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

ITEM 9B.  OTHER INFORMATION

     Not Applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

     Information regarding executive officers is included in Part I of this Form
10-K/A as permitted by General Instruction G(3).

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
Huemme, Robert L. Wood, and Irwin D. Simon, expire at the 2005 annual meeting of stockholders and each of Messrs. Huemme, Wood and Simon are nominated for reelection. The terms of office of the Class I Directors, including Martin E.
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

THE FOLLOWING PERSONS WILL BE NOMINATED AS CLASS III DIRECTORS AT THE COMPANY'S
2005 ANNUAL MEETING OF STOCKHOLDERS:

                                Director
         Name             Age     Since                               Business Experience
         ----             ---     -----                               -------------------

   Douglas W. Huemme      63      1999     Mr. Huemme was Chairman and Chief Executive Officer of Lilly Industries,
                                           Inc., an industrial coating and specialty chemical company, from 1990 until his retirement in December 2000. He also served as President of
                                           Lilly Industries, Inc. from 1990 until April 1999.

    Robert L. Wood        49      2000     Mr. Wood joined Crompton Corporation, a global producer and marketer of
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

                                                                          LONG-TERM COMPENSATION
                                         ANNUAL COMPENSATION                AWARDS                PAYOUTS
                                       ---------------------------------------------------------------------
                                                                RESTRICTED STOCK   SECURITIES
                                                                AWARD(S) ($) (2)   UNDERLYING      LTIP        ALL OTHER
                                                                                    OPTIONS/      PAYOUTS    COMPENSATION
NAME AND PRINCIPAL             YEAR       SALARY ($)  BONUS                         SARS (#)      ($) (3)       ($) (4)
POSITION                                              ($)(1)
----------------------------------------------------------------------------------------------------------------------------

Martin E. Franklin (5)         2004        850,000   1,678,750       21,302,250            --          --         151,721
Chairman and Chief Executive   2003        648,931   1,273,931        8,706,000            --          --          26,637
Officer                        2002        460,769   1,460,769          772,500       750,000          --          38,704

Ian G.H. Ashken (6)            2004        450,000     888,750        8,188,800            --          --         107,783
Vice Chairman, Chief           2003        375,974     813,974        3,177,000            --          --          19,526
Financial                      2002        281,538     818,538          309,000       225,000          --          27,961
Officer and Secretary

James E. Lillie (7)            2004        400,000     490,000          332,100        25,000          --          14,534
President and Chief            2003        144,231     144,231          997,500       150,000          --          12,823
Operating Officer              2002             --          --               --            --          --              --

Desiree DeStefano (8)          2004        193,269     213,063               --        40,000          --          13,379
Executive Vice President of    2003        140,385     210,000               --         7,500          --           9,908
Finance and Treasurer          2002        113,750     200,000               --        75,000          --           6,957

J. David Tolbert (9)           2004        175,000     102,375               --        17,500          --          12,193
Senior Vice President, Human   2003        163,615      81,808               --         4,500          --          11,442
Resources and Corporate Risk   2002        149,815      72,286               --        45,000     152,021          50,332

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

OPTIONS GRANTED IN 2004

                                                                                         POTENTIAL REALIZABLE VALUE
                                                                                         AT ASSUMED RATES OF STOCK
                                                                                           PRICE APPRECIATION FOR
                                INDIVIDUAL GRANTS                                             OPTION TERM (1)
                           ------------------------------------------------------------------------------------------
                                            PERCENTAGE
                             NUMBER OF       OF TOTAL
                             SECURITIES      OPTIONS
                             UNDERLYING    GRANTED TO
                            UNEXERCISED    EMPLOYEES       EXERCISE
                              OPTIONS       IN FISCAL      PRICE PER     EXPIRATION
 NAME                         GRANTED         2004         SHARE ($)        DATE           5% ($)       10% ($)
 ----------------------------------------------------------------------------------------------------------------

 Martin E. Franklin              ---           ---            ---              ---            ---           ---
 Ian G.H. Ashken                 ---           ---            ---              ---            ---           ---
 James E. Lillie              25,000         5.33%          28.33        1/02/2014        445,415     1,128,768
 Desiree DeStefano            40,000         8.52%          32.85        7/23/2014        826,368     2,094,178
 J. David Tolbert             17,500         3.73%          32.85        7/23/2014        361,536       916,203

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

                                                                     Common Stock                 Series B Preferred Stock
                                                                     ------------                 ------------------------
Name and Address
----------------                                                                                                 Percent of
                                                                                                   Shares         Series B
                                                        Shares Beneficially      Percent of     Beneficially     Preferred
                                                             Owned (1)        Common Stock (2)    Owned (1)        Stock
                                                             ---------        ----------------    ---------        -----

Warburg Pincus Private Equity VIII, L.P
466 Lexington Avenue                                                                               110,204
New York, NY 10017....................................      4,056,120 (3)(4)       12.4%           (3) (4)         85.7%

Catterton Partners
599 West Putnam Avenue
Greenwich, CT 06830 ..................................        676,009 (4)(5)        2.3%         18,367 (4)        14.3%

                                                                     Common Stock                 Series B Preferred Stock
                                                                     ------------                 ------------------------
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

                                              NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE
                                             BE ISSUED UPON EXERCISE       EXERCISE PRICE OF            NUMBER OF
                                             OF OUTSTANDING OPTIONS,          OUTSTANDING               SECURITIES
             PLAN CATEGORY                    WARRANTS, AND RIGHTS         OPTIONS, WARRANTS          AVAILABLE FOR
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

     For a description of the equity compensation plans above, see Note 11. of
Item 8. Financial Statements.

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
               and incorporated herein by reference).

     4.7       Sixth Supplemental Indenture to the April 2002 Indenture, dated as of February 24, 2005, among the Company, the guarantors named therein and The Bank of New York, as trustee (filed as Exhibit
               4.7 to the Company's Annual Report on Form 10-K, filed with the
               Commission on March 2, 2005, and incorporated herein by
               reference).

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

     +10.46    Jarden Corporation 2003 Employee Stock Purchase Plan
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
               incorporated herein by reference).

      21.1     Subsidiaries of the Company (filed as Exhibit 21.1 to the
               Company's Current Form 8-K/A, filed with the Commission on
               March 24, 2005, and incorporated herein by reference).

     *23.1     Consent of Independent Registered Public Accounting Firm.

      24.1     Power of Attorney (included on the signature page to Amendment
               No. 1 to the Annual Report on Form 10-K/A, filed April 22, 2005).

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
                                          May 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

/s/ Martin E. Franklin           Chairman and Chief Executive Officer (Principal
----------------------------        Executive Officer)
Martin E. Franklin               May 16, 2005

                                 Vice Chairman, Chief Financial Officer and
/s/ Ian G.H. Ashken                 Company Secretary (Principal Financial
----------------------------        Officer and Principal Accounting Officer)
Ian G.H. Ashken                  May 16, 2005

*
----------------------------     Director
Rene-Pierre Azria                May 16, 2005

*
----------------------------     Director
Douglas W. Huemme                May 16, 2005

*
----------------------------     Director
Richard L. Molen                 May 16, 2005

*
----------------------------     Director
Irwin D. Simon                   May 16, 2005

*
----------------------------     Director
Robert L. Wood                   May 16, 2005

*
----------------------------     Director
Charles R. Kaye                  May 16, 2005

*By: /s/ Ian G.H. Ashken         May 16, 2005
     -------------------
     Ian G. H. Ashken
     (Attorney-In-Fact)

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
                          ANNUAL REPORT ON FORM 10-K/A
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
               and incorporated herein by reference).

     4.7       Sixth Supplemental Indenture to the April 2002 Indenture, dated as of February 24, 2005, among the Company, the guarantors named therein and The Bank of New York, as trustee (filed as Exhibit
               4.7 to the Company's Annual Report on Form 10-K, filed with the
               Commission on March 2, 2005, and incorporated herein by
               reference).

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

     +10.46    Jarden Corporation 2003 Employee Stock Purchase Plan
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
               incorporated herein by reference).

     21.1      Subsidiaries of the Company (filed as Exhibit 21.1 to the
               Company's Current Form 8-K/A, filed with the Commission on March
               24, 2005, and incorporated herein by reference).

     *23.1     Consent of Independent Registered Public Accounting Firm.

      24.1     Power of Attorney (included on the signature page to Amendment
               No. 1 to the Annual Report on Form 10-K/A, filed April 22, 2005).

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

