Form 10-Q
period 2005-03-31
JARDEN CORP
filed 2005-05-16
CIK 895655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               --    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended MARCH 31, 2005
                                                 --------------
                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to _________

                               JARDEN CORPORATION

       DELAWARE                   0-21052                      35-1828377
State of Incorporation     Commission File Number      IRS Identification Number

                            555 THEODORE FREMD AVENUE
                               RYE, NEW YORK 10580

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (914) 967-9400
     ----------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X     No
                                          ---       ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).    Yes  X      No
                                                   ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                    Outstanding at May 6, 2005
          -----                                    --------------------------

      Common Stock,                                     29,208,405 shares
par value $0.01 per share

                               JARDEN CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2005

                                      INDEX

                                                                     Page Number
                                                                     -----------
PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements (Unaudited):

         Condensed Consolidated Statements of Operations for
           the three month periods ended March 31, 2005 and 2004.....      3
         Condensed Consolidated Statements of Comprehensive Income
           for the three month periods ended March 31,
           2005 and 2004.............................................      4
         Condensed Consolidated Balance Sheets at March 31, 2005
           and December 31, 2004.....................................      5
         Condensed Consolidated Statements of Cash Flows for the
           three month periods ended March 31, 2005 and 2004.........      6
         Notes to Condensed Consolidated Financial Statements........      7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     27

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..     34

Item 4.  Controls and Procedures.....................................     35

PART II. OTHER INFORMATION:

Item 1.  Legal Proceedings...........................................     36

Item 6.  Exhibits....................................................     36

         Signature
         Certifications

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               JARDEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            THREE MONTH PERIOD ENDED
                                                                      -------------------------------------
                                                                          MARCH 31,           MARCH 31,
                                                                            2005                2004
                                                                      -----------------   -----------------

Net sales..........................................................     $       521,347     $     158,324

    Cost of sales..................................................             400,390           109,942
    Selling, general and administrative expenses...................              96,962            30,607
    Reorganization and acquisition-related integration costs.......               2,928                 -
                                                                      -----------------   -----------------
  Operating earnings...............................................              21,067            17,775
  Interest expense, net............................................              14,975             5,620
  Loss on early extinguishment of debt.............................               6,046                 -
                                                                      -----------------   -----------------
  Income before taxes..............................................                  46            12,155
  Income tax provision.............................................                  17             4,643
                                                                      -----------------   -----------------
  Net income.......................................................                  29             7,512
  Paid-in-kind dividends on Series B and C preferred stock.........             (5,494)                 -
  Charge from beneficial conversion on Series B preferred stock....            (16,541)                 -
                                                                      -----------------   -----------------
  (Loss) income applicable to common stockholders..................     $      (22,006)     $       7,512
                                                                      =================   =================

  Basic (loss) earnings per share..................................     $        (0.76)     $        0.28
  Diluted (loss) earnings per share................................     $        (0.76)     $        0.27

  Weighted average shares outstanding:
    Basic..........................................................              28,802            27,045
    Diluted........................................................              28,802            28,192

     See accompanying notes to condensed consolidated financial statements.

                               JARDEN CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  THREE MONTH PERIOD ENDED
                                                              -----------------  -----------------
                                                                  MARCH 31,          MARCH 31,
                                                                     2005               2004
                                                              -----------------  -----------------

Net income.................................................      $         29       $       7,512
Unrealized gain (loss) on interest rate swaps..............             5,844                  (8)
Foreign currency translation...............................            (2,047)               (204)
Unrealized gain on foreign exchange forward contracts......               459                   -
                                                              -----------------  -----------------
Comprehensive income.......................................      $      4,285       $       7,300
                                                              =================  =================

     See accompanying notes to condensed consolidated financial statements.

                               JARDEN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         MARCH 31,        DECEMBER 31,
                                                                           2005              2004
                                                                     ----------------  ----------------

ASSETS
Current assets:
  Cash and cash equivalents........................................  $        41,756   $        20,665
  Accounts receivable, net.........................................          393,969           127,468
  Inventories......................................................          543,867           154,180
  Other current assets.............................................          101,565            32,749
  Assets held for sale.............................................            9,405                 -
                                                                     ----------------  ----------------
    Total current assets...........................................        1,090,562           335,062
                                                                     ----------------  ----------------
Non-current assets:
  Property, plant and equipment, net...............................          259,743            85,429
  Intangibles, net.................................................        1,231,597           602,383
  Other assets.....................................................           60,773            19,507
                                                                     ----------------  ----------------
Total assets.......................................................  $     2,642,675   $     1,042,381
                                                                     ================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current portion of long-term debt............  $        71,471   $        16,951
  Accounts payable.................................................          205,696            48,910
  Deferred consideration for acquisitions..........................           28,995            28,995
  Other current liabilities........................................          233,777            58,835
                                                                     ----------------  ----------------
    Total current liabilities......................................          539,939           153,691
                                                                     ----------------  ----------------

Non-current liabilities:
  Long-term debt...................................................        1,021,804           470,500
  Deferred consideration for acquisitions..........................           49,707            10,250
  Other non-current liabilities....................................          340,236            73,989
                                                                     ----------------  ----------------
    Total non-current liabilities..................................        1,411,747           554,739
                                                                     ----------------  ----------------

Commitments and contingencies

Series C preferred stock, ($0.01 par value, 200 shares issued
  and outstanding at March 31, 2005)...............................          181,014                 -

Stockholders' equity:
  Series B preferred stock, ($0.01 par value, 129 shares issued
    and outstanding at March 31, 2005).............................          130,640                 -
  Common stock ($0.01 par value, 29,434 and 28,720 shares
    issued and 29,210 and 28,292 shares outstanding at
    March 31, 2005 and December 31, 2004, respectively)............              294               287
  Additional paid-in capital.......................................          258,972           193,004
  Retained earnings................................................          121,239           143,245
  Other stockholders' equity.......................................           (1,170)           (2,585)
                                                                     ----------------  ----------------
  Total stockholders' equity.......................................          509,975           333,951
                                                                     ----------------  ----------------
Total liabilities and stockholders' equity.........................  $     2,642,675   $     1,042,381
                                                                     ================  ================

     See accompanying notes to condensed consolidated financial statements.

                               JARDEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          THREE MONTH PERIOD ENDED
                                                                     ----------------------------------
                                                                         MARCH 31,         MARCH 31,
                                                                           2005              2004
                                                                     ----------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................................  $            29   $         7,512
  Reconciliation of net income to net cash used in
    operating activities:
    Depreciation and amortization..................................           12,132             4,513
    Other non-cash items...........................................            5,875              (513)
  Changes in working capital components, net of effects
    from acquisitions:
    Accounts receivable............................................          (47,507)            9,974
    Inventory......................................................          (27,041)          (24,304)
    Accounts payable...............................................           28,599             8,662
    Other current assets and liabilities...........................          (56,653)           (6,439)
                                                                     ------------------  --------------
      Net cash used in operating activities........................          (84,566)             (595)
                                                                     ------------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit borrowings........................           54,526                 -
  Payments on revolving credit borrowings..........................          (10,613)                -
  Proceeds from issuance of long-term debt.........................          850,000                 -
  Payments on long-term debt.......................................         (305,693)           (2,645)
  Proceeds from issuance of stock, net of transaction fees.........          350,379                 -
  Debt issuance costs..............................................          (17,455)              (63)
  Other............................................................            1,012             1,324
                                                                     ----------------  ----------------
    Net cash provided by (used in) financing activities............          922,156            (1,384)
                                                                     ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment.......................          (10,944)           (1,288)
  Acquisition of businesses, net of cash acquired..................         (805,604)          (39,315)
  Other............................................................               49              (467)
                                                                     ----------------  ----------------
    Net cash used in investing activities..........................         (816,499)          (41,070)
                                                                     ----------------  ----------------
Net increase (decrease) in cash and cash equivalents...............           21,091           (43,049)
Cash and cash equivalents at beginning of period...................           20,665           125,400
                                                                     ----------------  ----------------
Cash and cash equivalents at end of period.........................  $        41,756   $        82,351
                                                                     ================  ================

     See accompanying notes to condensed consolidated financial statements.

                               JARDEN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Jarden
Corporation (the "Company" or "Jarden") have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation
(consisting of normal recurring adjustments) have been included. Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the varying seasonality of certain of our product line sales and the acquisition the Company completed during 2005 (see
Note 4).

The Condensed Consolidated Balance Sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form
10-K, and any amendments thereto, for the year ended December 31, 2004.

Certain reclassifications have been made in the Company's financial statements of the prior year to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

Cash and Cash Equivalents

The Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Leasehold Improvements

Leasehold improvements are recorded at cost less accumulated amortization.
Improvements are amortized over the shorter of the unexpired period of the lease term (and any renewal period if such a renewal is reasonably assured at inception) or the estimated useful lives of the assets.

Revenue Recognition

The Company recognizes revenues at the time of product shipment or delivery, depending upon when title passes, to unaffiliated customers, and when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable, and collection is reasonably assured. Revenue is recognized as the net amount to be received after deducting estimated amounts for product returns, discounts and allowances. The Company estimates future product returns based upon historical return rates and its judgment.

Cost of Sales

The Company's cost of sales includes the costs of raw materials and finished goods purchases, manufacturing costs and warehouse and distribution costs.

Selling, General and Administrative Expenses

The Company's selling, general and administrative ("SG&A") expenses include selling, administrative and corporate expenses, including but not limited to related payroll and employee benefits, including stock-based compensation, employment taxes, management information systems, marketing, advertising, office rent, insurance, legal, finance, audit and travel.

Product Warranty Costs

The Company recognizes warranty costs based on an estimate of amounts required to meet future warranty obligations arising as part of the sale of its products.
In accordance with the Financial Accounting Standards Board ("FASB") Statement
of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies",
the Company accrues an estimated liability at the time of a product sale based on historical claim rates applied to current period sales, as well as any information applicable to current product sales that may indicate a deviation from such historical claim rate trends. Included within "Other current liabilities" and "Other non-current liabilities" in the Company's Condensed
Consolidated Balance Sheets as of March 31, 2005 was $32.0 million and $4.4 million, respectively, of product warranty reserves.

Activity for the three months ended March 31, 2005 was as follows (in millions):

Warranty reserves at December 31, 2004...............        $      0.3

Balances assumed in AHI Acquisition (see Note 4).....              38.5
Provision for warranties issued......................               9.2
Foreign currency translation.........................              (0.2)
Warranty claims paid.................................             (11.4)
                                                             -----------
  Warranty reserves at March 31, 2005................        $     36.4
                                                             ===========

Included in "Other current liabilities" in the Company's Condensed Consolidated
Balance Sheets as of December 31, 2004 was $0.3 million of product warranty reserves.

Sales Incentives and Trade Promotion Allowances

The Company offers sales incentives and promotional programs to its reseller customers from time to time in the normal course of business. These incentives and promotions typically include arrangements known as slotting fees, cooperative advertising and buydowns, and the Company accounts for these transactions consistent with the requirements of FASB Emerging Issues Task Force
("EITF") No. 01-9 "Accounting for Consideration Given by a Vendor to a Customer
(including a Reseller of the Vendor's Products)." The majority of such arrangements are recorded as a reduction to net sales in the Company's Condensed
Consolidated Statements of Operations. However, pursuant to the applicable provisions of EITF No. 01-9, the Company does include consideration granted in certain of these transactions as SG&A expenses in its Condensed Consolidated
Statements of Operations. The amounts charged to SG&A totaled $1.0 million and
$1.4 million for the three month periods ended March 31, 2005 and 2004, respectively.

New Accounting Standards

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based
Payment" ("SFAS No. 123R"), which replaces SFAS No. 123, "Accounting for
Stock-Based Compensation" ("SFAS No. 123") and supercedes Accounting Principles
Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees"
("Opinion No. 25"). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and the recording of such expense in the consolidated statements of operations. In April 2005, the
Securities and Exchange Commission ("SEC") issued an amendment to Rule 4-01(a)
of Regulation S-X "Compliance Date for Statement of Financial Accounting
Standards No. 123 (revised 2004), Share-Based Payment." This amendment defers the effective date of the accounting

provisions of SFAS No. 123R to the first fiscal year beginning after June 15,
2005. Accordingly, the Company is required to adopt the provisions of SFAS No.
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

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary
Assets--an amendment of APB Opinion No. 29" ("SFAS No. 153"). The guidance in
APB Opinion No. 29, "Accounting for Nonmonetary Transactions," ("Opinion No.
29") is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in
Opinion No. 29, however, included certain exceptions to that principle. SFAS No.
153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

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

2.   STOCK-BASED COMPENSATION

As allowed for by SFAS No. 123, the Company accounts for the issuance of stock options using the intrinsic value method in accordance with Opinion No. 25 and related interpretations. Generally, for the Company's stock option plans, no compensation cost is recognized in the Condensed Consolidated Statements of
Operations because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net (loss) income applicable to common stockholders and (loss) earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                                             THREE MONTH PERIOD ENDED
                                                                      ---------------------------------------
                                                                         MARCH 31, 2005     MARCH 31, 2004
                                                                      ------------------- -------------------

Net income, as reported............................................      $           29     $        7,512
  Paid-in-kind dividends on Series B and C Preferred Stock.........              (5,494)                 -
  Charge from beneficial conversion on Series B Preferred Stock....             (16,541)                 -
                                                                      ------------------- -------------------
Net (loss) income applicable to common stockholders, as reported...             (22,006)             7,512
  Add: Total stock-based employee compensation expense included
  in reported net income, net of tax related effects...............                 163                 43
  Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of tax.......................................................                (921)              (686)
                                                                      ------------------- -------------------
  Pro forma net (loss) income applicable to common stockholders....      $      (22,764)    $        6,869
                                                                      =================== ===================

Basic (loss) earnings per share:
  As reported......................................................      $        (0.76)    $         0.28
  Pro forma........................................................      $        (0.79)    $         0.25

Diluted (loss) earnings per share:
  As reported......................................................      $        (0.76)    $         0.27
  Pro forma........................................................      $        (0.79)    $         0.24

There were no stock option grants during the three month period ended March 31,
2005.

3.   INVENTORIES

Inventories at March 31, 2005 and December 31, 2004 were comprised of the following (in millions):

                                           MARCH 31,       DECEMBER 31,
                                             2005             2004
                                        --------------   --------------

Raw materials and supplies...........     $     91.7       $     20.6
Work in process......................           31.4             10.9
Finished goods ......................          420.8            122.7
                                        --------------   --------------
  Total inventories..................     $    543.9       $    154.2
                                        ==============   ==============

4.   ACQUISITIONS

On January 24, 2005, the Company completed its acquisition of American
Household, Inc. ("AHI" and the "AHI Acquisition"), a privately held company, for approximately $745.6 million for the equity and the repayment of approximately
$100 million of indebtedness. Of the equity portion of the purchase price, $40 million was held back by the Company from the seller to collateralize potential indemnification claims against the sellers of AHI. Such amount is recorded as part of "Deferred consideration for acquisitions" in the non-current liabilities section of the Condensed Consolidated Balance Sheet as of March 31, 2005. AHI is
the parent of The Coleman Company, Inc. ("Coleman") and Sunbeam Products, Inc.
("SPI"), leading producers of global consumer products through brands such as
BRK(R), Campingaz(R), Coleman(R), First Alert(R), Health o meter(R), Mr.
Coffee(R), Oster(R) and Sunbeam(R). Effective on the acquisition date of January
24, 2005, the SPI business was integrated within the Company's existing
"consumer solutions" segment and the Coleman business formed a new segment named
"outdoor solutions."

On June 28, 2004, the Company acquired Bicycle Holding, Inc., and its subsidiaries including United States Playing Card Company ("USPC" and "USPC
Acquisition").

The Company financed the AHI Acquisition via the issuance of $350 million of equity securities (see Note 10) and a new $1.05 billion senior credit facility
("Senior Credit Facility"), consisting of a term loan facility ("Term Loan") in the aggregate principal amount of $850 million and a revolving credit facility with an aggregate commitment of $200 million (see Note 6). This facility replaces the Company's Second Amended Credit Agreement ("Second Amended Credit
Agreement"). The AHI Acquisition represents a significant element in advancing the Company's strategy of acquiring branded consumer products businesses with leading market positions in markets for products used in and around the home.
The following unaudited pro forma financial information includes the actual reported results of the Company, as well as giving pro forma effect to the following as if they had been consummated as of the beginning of the earliest periods presented:

     1.   the AHI Acquisition and related financings; and
     2.   the USPC Acquisition.

The pro forma net loss applicable to common stockholders for the three month period ended March 31, 2004 includes $10.5 million of restructuring expenses incurred by AHI (in millions, except per share data):

                                                    THREE MONTH PERIOD ENDED
                                                -------------------------------
                                                   MARCH 31,       MARCH 31,
                                                     2005            2004
                                                   PRO FORMA       PRO FORMA
                                                --------------- ---------------
Net sales.....................................    $     589.8     $     570.1
Net loss applicable to common stockholders....          (23.2)           (3.5)
Diluted loss per share........................          (0.80)          (0.13)

The goodwill and other intangibles recorded in connection with the Company's acquisitions are discussed in Note 5. The table below summarizes the preliminary estimate of the value of the assets acquired and the liabilities assumed in connection with the AHI Acquisition (in millions):

Current assets.........................................     $      707.2
Property, plant and equipment..........................            176.1
Other non-current assets...............................             20.1
                                                           ---------------
  Total assets acquired................................            903.4
                                                           ---------------

Current liabilities....................................            344.7
Non-current liabilities................................            307.7
                                                           ---------------
  Total liabilities assumed............................            652.4
                                                           ---------------

  Net assets acquired..................................            251.0
  Purchase price.......................................            879.6
                                                           ---------------
  Purchase price paid in excess of fair value of
    tangible assets (1)................................     $      628.6
                                                           ===============

(1) The Company has not yet completed its purchase price allocation for the AHI
Acquisition in accordance with SFAS No. 141 "Business Combinations" ("SFAS No.
141"). When this is completed, the Company expects to record the allocation of purchase price, and related tax effects, in the applicable business segments.
The Company anticipates the excess purchase price over the fair value of tangible assets acquired will be allocated primarily to trademarks and goodwill.

5.   INTANGIBLES

As of March 31, 2005 and December 31, 2004, the Company's intangible assets by segment are as follows (in millions):

                                                       BRANDED         CONSUMER
                                                   CONSUMABLES (2)     SOLUTIONS        CORPORATE          TOTAL
                                                   ---------------  ---------------  ---------------  ---------------

MARCH 31, 2005
--------------
Purchase price paid in excess of fair value
  of tangible assets for AHI Acquisition (1)....                                       $     628.6      $     628.6
                                                                                     ---------------  ---------------

Intangible assets not subject to amortization:
Goodwill........................................     $      378.0     $      90.8                -            468.8
Trademarks......................................             73.8            56.1                -            129.9
                                                   ---------------  ---------------  ---------------  ---------------
 Intangible assets not subject to amortization..            451.8           146.9                -            598.7
                                                   ---------------  ---------------  ---------------  ---------------

Intangible assets subject to amortization:
Patents.........................................                -             0.1                -              0.1
Non-compete agreements..........................              1.1               -                -              1.1
Manufacturing processes and expertise...........                -             6.5                -              6.5
Accumulated amortization........................             (0.8)           (2.6)               -             (3.4)
                                                   ---------------  ---------------  ---------------  ---------------
  Net amount of intangible assets subject to
    amortization................................              0.3             4.0                -              4.3
                                                   ---------------  ---------------  ---------------  ---------------
Total goodwill, trademarks and other
  intangible assets.............................     $      452.1     $     150.9      $     628.6      $   1,231.6
                                                   ===============  ===============  ===============  ===============

(1) The Company has not yet completed its purchase price allocation for the AHI
Acquisition in accordance with SFAS No. 141. When this is completed, the Company expects to record the allocation of purchase price, and related tax effects, in the applicable business segment. The Company anticipates the excess purchase price over the fair value of tangible assets acquired will be allocated primarily to trademarks and goodwill.

(2) Certain balances recorded in connection with the USPC Acquisition are preliminary and, when finalized within one year of the date of acquisition, may result in changes to the current balances.

                                                         BRANDED        CONSUMER
                                                       CONSUMABLES      SOLUTIONS         TOTAL
                                                     --------------- --------------- ---------------

DECEMBER 31, 2004
-----------------
Intangible assets not subject to amortization:
Goodwill..........................................     $      376.6    $       91.1    $     467.7
Trademarks........................................             73.9            56.1          130.0
                                                     --------------- --------------- ---------------
  Intangible assets not subject to amortization...            450.5           147.2          597.7
                                                     --------------- --------------- ---------------

Intangible assets subject to amortization:
Non-compete agreements............................              1.1               -            1.1
  Manufacturing processes and expertise...........                -             6.5            6.5
  Accumulated amortization........................             (0.5)           (2.4)          (2.9)
                                                     --------------- --------------- ---------------
  Net amount of intangible assets subject to
    amortization..................................              0.6             4.1            4.7
                                                     --------------- --------------- ---------------
Total goodwill, trademarks and other intangible
  assets..........................................     $      451.1    $      151.3    $     602.4
                                                     =============== =============== ===============

In the branded consumables segment, the only intangible assets which had finite lives and were subject to amortization were two non-compete agreements in the aggregate amount of approximately $1.1 million, which were assumed by the
Company in connection with the USPC Acquisition and which were being amortized over the term of the respective agreements. Amortization for the non-compete agreements in the aggregate amount of approximately $0.3 million was recorded in the three month period ended March 31, 2005 and is included in SG&A expenses in the Condensed Consolidated Statements of Operations. There was no
amortization for the three month period ended March 31, 2004.

In the consumer solutions segment, the only intangible assets which have finite lives and are currently subject to amortization are the manufacturing processes and expertise and patents, which are both being amortized over a period of seven years. Amortization for the manufacturing processes and expertise in the aggregate amount of approximately $0.2 million and $0.2 million was recorded in each of the three month periods ended March 31, 2005 and 2004, respectively, and is included in SG&A expenses in the Condensed Consolidated Statements of
Operations. Amortization of the patents was less than $0.1 million for the three month period ended March 31, 2005. There was no patent amortization expense in the three month period ended March 31, 2004.

A portion of the consumer solutions segment's goodwill is recorded on a Canadian subsidiary's books. Due to the effect of foreign currency translations, such goodwill decreased by approximately $0.2 million in the three month period ended
March 31, 2005.

As of March 31, 2005, approximately $850 million of the goodwill and other intangible assets recorded by the Company is not deductible for income tax purposes. Such amount is subject to change based upon purchase accounting adjustments that may be made within one year of acquisition.

6.   DEBT

Debt is comprised of the following at March 31, 2005 (in millions):

                                                                 MARCH 31, 2005
                                                                ----------------
Senior Credit Facility Term Loan.............................      $     847.9
9 3/4% Senior Subordinated Notes.............................            179.9
Senior Credit Facility Revolver..............................             31.3
Non-U.S. borrowings .........................................             31.0
Other........................................................              2.1
Non-debt balances arising from interest rate swap activity...              1.1
                                                                ----------------
                                                                       1,093.3
Less current portion.........................................            (71.5)
                                                                ----------------
  Total long-term debt.......................................      $   1,021.8
                                                                ================

Senior Credit Facility

As discussed in Note 4, the AHI Acquisition was partially funded through drawings on the $1.05 billion Senior Credit Facility, consisting of the $850 million Term Loan and a revolving credit facility with an aggregate commitment of $200 million. This facility replaced the Second Amended Credit Agreement. As part of the replacement of the Second Amended Credit Agreement, the Company
recorded a loss on early extinguishment of debt in its Condensed Consolidated
Statements of Operations in connection with the write-off of approximately $6.0 million of unamortized deferred debt issuance costs during the three month period ended March 31, 2005.

As of March 31, 2005, the Company had $847.9 million outstanding under its Term
Loan facilities and $31.3 million outstanding under its revolving credit facility. As of March 31, 2005, net availability under the credit agreement was approximately $96.6 million, after deducting $71.4 million of issued letters of credit and a 5% exchange rate fluctuation allowance for borrowings not denominated in U.S. dollars. The letters of credit outstanding included $19.9 million securing the deferred consideration arising from the USPC Acquisition.
The Company is required to pay commitment fees on the unused balance of the revolving credit facility.

On April 11, 2005, the Company completed a $100.0 million add-on to its Term
Loan. These proceeds will be used for general corporate purposes and strategic initiatives.

Non-U.S. Borrowings

In August 2004, the Japanese subsidiary of the Company, Coleman Japan Company,
Ltd. entered into a term loan facility (the "Japanese Term Loan") to borrow 700 million Japanese Yen. The Japanese Term Loan matures on July 31, 2005. At March
31, 2005, the full amount is outstanding under this facility, which amounts to
$6.5 million (U.S.), and is reflected as "Short term debt and current portion of long-term debt" in the Condensed Consolidated Balance Sheets.

As of March 31, 2005, borrowings outstanding under various other foreign credit lines entered into by certain non-U.S. subsidiaries of the Company totaled $24.5 million, and are reflected as "Short-term debt and current portion of long-term debt" in the Condensed Consolidated Balance Sheets. Certain of these foreign credit lines are secured by the non-U.S. subsidiaries' inventory and/or accounts receivable.

Other Borrowings

As of March 31, 2005, the Company also has various equipment financing arrangements totaling $2.1 million.

Dividend Restrictions

The Senior Credit Facility contains a covenant which restricts the Company and its subsidiaries from making certain "restricted payments" (any dividend or other distribution, whether in cash, securities or other property, with respect to any stock or stock equivalents of the Company or any subsidiary), except that:

     o    the Company may declare and make dividend payments or other distributions payable in common stock;

     o    the Company may pay dividends in respect of the Company's preferred stock paid-in-kind and not in cash;

     o    from and after December 1, 2009, the Company may declare and make cash dividend payments or other distributions to the holders of the then outstanding shares of preferred stock in accordance with the terms of the applicable certificate of designations (provided certain conditions are met);

     o    the Company may repurchase shares of its own stock (provided certain conditions are met);

     o    from and after January 24, 2009, the Company may repurchase or redeem shares of its preferred stock; and

     o    the Company may make restricted payments during any fiscal year not otherwise permitted, provided that certain applicable thresholds are met.

The indenture related to the 9 3/4% Senior Subordinated Notes (the "Indenture")
contains a covenant which restricts the Company from declaring or paying any dividends, or making any other payment or distribution of the Company's equity interests or to the holders of the Company's equity interests in their capacity as such (other than distributions payable in equity interests of the Company or to the Company or a restricted subsidiary of the Company), unless specified thresholds are met.

Debt Covenant Compliance

The Company was in compliance as of March 31, 2005 with all covenants contained in the Senior Credit Facility and the Indenture.

Each of the Senior Credit Facility and the Indenture contain cross-default provisions pursuant to which a default in respect to certain of the Company's other indebtedness could trigger a default by the Company under the Senior
Credit Facility and the Indenture. If the Company defaults under the covenants
(including the cross-default provisions) the Company's lenders could foreclose on their security interest in the Company's assets, which may have a material adverse effect on the Company's consolidated results of operations, financial condition or cash flows.

The Company's obligations under the Senior Credit Facility and the Indenture governing its 9 3/4% Senior Subordinated Notes are guaranteed, on a joint and several basis, by certain of its subsidiaries, which are primarily domestic subsidiaries and all of which are directly or indirectly 100% owned by the
Company. See Note 15, "Condensed Consolidating Financial Statements."

Interest Income

The Company periodically receives interest income for excess cash deposited with financial institutions. Such interest income is recorded as an offset to interest expense and totaled $0.3 million in each of the three month periods ended March 31, 2005 and March 31, 2004.

7.   DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges

On January 24, 2005, the Company entered into two interest rate swaps, effective on January 26, 2005, that converted the floating rate interest related to an aggregate of $125 million under the Term Loan for a fixed obligation. Such interest rate swaps carry a fixed interest rate of 4.025% per annum for a term of five years. In addition, the Company entered into two interest rate swaps in
December 2004 that were effective on January 4, 2005. These swaps convert the interest payments related to an aggregate of $300 million of floating rate debt for a fixed obligation. The first interest rate swap, for $150 million of notional value, carries a fixed interest rate of 5.625% per annum (including the
2% applicable margin which is due under the credit facility regardless of the interest rate swaps) for a term of three years. The second interest rate swap, also for $150 million of notional value, carries a fixed interest rate of
6.0675% per annum (also including the 2% applicable margin) for a term of five years. All four interest rate swaps have interest payment dates that are the same as the Term Loan. The swaps are considered to be cash flow hedges and are also considered to be effective hedges against changes in future interest payments of the Company's floating-rate debt obligation for both tax and accounting purposes.

Gains and losses related to the fair value of the interest rate swaps will be reported as a component of other comprehensive income and will be reclassified into earnings in the same period that the hedged transaction affects earnings.
As of March 31, 2005, the fair market value of the Company's cash flow hedges was favorable in an amount of approximately $8.9 million and was included within
"Other assets" in the Condensed Consolidated Balance Sheets.

Fair Value Hedges

As of March 31, 2005, the fair value of the Company's interest rate swaps, which are accounted for as fair value hedges, was unfavorable in an amount of approximately $3.9 million and was included within "Other non-current liabilities" with a corresponding offset to "Long-term debt," in the Condensed
Consolidated Balance Sheets.

Foreign Exchange Rate Hedges

The Company utilizes forward foreign exchange rate contracts ("Forward
Contracts") to reduce its foreign currency exchange rate exposures. The Company designates qualifying Forward Contracts as cash flow hedge instruments.

At March 31, 2005, the fair value of open Forward Contracts was a liability of approximately $1.7 million, and is reflected in "Other current liabilities" in the Condensed Consolidated Balance Sheets. The unrealized change in the fair values of open Forward Contracts from designation date (January 24, 2005) to
March 31, 2005 amounted to $1.5 million, of which $0.7 million is included in other comprehensive income and the remainder is reflected in SG&A in the
Condensed Consolidated Statements of Operations. U.S. dollar equivalent contractual notional amounts to purchase and sell currencies for open foreign exchange contracts as of March 31, 2005 totaled $86.1 million.

8.   INCOME TAXES

The Company continues its evaluation of the effects, if any, of the impact of the one-time favorable foreign dividend provision recently enacted as part of the American Jobs Creation Act of 2004. The Company expects such evaluation to be completed by September 30, 2005.

9.   CONTINGENCIES

Litigation

Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees for defending such actions. The costs are accrued when it is both probable that a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company's assessment, after consultation with counsel (if deemed appropriate), of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs and other significant factors that vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. The Company believes that anticipated probable costs of litigation matters have been adequately reserved to the extent determinable.

The Company does not believe that the disposition of these legal disputes will have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. The Company and/or its subsidiaries are also involved in various other lawsuits arising from time to time that the Company considers ordinary routine litigation incidental to its business. The Company believes that the resolution of these routine matters, individually or in the aggregate, will not have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows.

Environmental Matters

The Company's operations, like those of comparable businesses, are subject to certain federal, state, local and foreign environmental laws and regulations in addition to laws and regulations regarding labeling and packaging of products and the sales of products containing certain environmentally sensitive materials.

In addition to ongoing environmental compliance at its operations, the Company also is actively engaged in environmental remediation activities, the majority of which relate to divested operations. The Company or various of its subsidiaries have been identified by the United States Environmental Protection
Agency ("EPA") or a state environmental agency as a Potentially Responsible
Party ("PRP") pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law at various sites (collectively the "Environmental
Sites"). The remediation efforts in which the Company is involved include facility investigations, including soil and groundwater investigations, corrective measure studies, including feasibility studies, groundwater monitoring, extraction and treatment and soil sampling, excavation and treatment relating to environmental clean-ups. In certain instances, the Company has entered into agreements with governmental authorities to undertake additional investigatory activities and in other instances have agreed to implement appropriate remedial actions. The Company, when necessary, has also established reserve amounts for certain non-compliance matters including those involving air emissions.

The Company has established reserves to cover the anticipated probable costs of investigation and remediation, based upon periodic reviews of all sites for which they have, or may have remediation responsibility. The Company or various of its subsidiaries accrue environmental investigation and remediation costs when it is probable that a liability has been incurred, the amount of the liability can be reasonably estimated and their responsibility for the liability is established. Generally, the timing of these accruals coincides with the earlier of formal commitment to an investigation plan, completion of a feasibility study or a commitment to a formal plan of action. The Company accrued its best estimate of investigation and remediation costs based upon facts known at such dates and because of the inherent difficulties in estimating the ultimate amount of environmental costs, which are further described below, these estimates may materially change in the future as a result of the uncertainties described below. Estimated costs, which are based upon experience with similar sites and technical evaluations, are judgmental in nature and are recorded at undiscounted amounts without considering the impact of inflation and are adjusted periodically to reflect changes in applicable laws or regulations, changes in available technologies and receipt by the Company of new information.
It is difficult to estimate the ultimate level of future environmental expenditures due to a number of uncertainties surrounding environmental liabilities. These uncertainties include the applicability of laws and regulations, changes in environmental remediation requirements, the enactment of additional regulations, uncertainties surrounding remediation procedures including the development of new technology, the identification of new sites for which the Company and various of its subsidiaries could be a PRP, information relating to the exact

nature and extent of the contamination at each site and the extent of required cleanup efforts, the uncertainties with respect to the ultimate outcome of issues which may be actively contested and the varying costs of alternative remediation strategies. The Company continues to pursue the recovery of some environmental remediation costs from certain of its liability insurance carriers; however, such potential recoveries have not been offset against potential liabilities and have not been considered in determining environmental reserves. The Company is also protected from certain increases in liabilities through the indemnification provisions of the AHI Acquisition.

Due to uncertainty over remedial measures to be adopted at some sites, the possibility of changes in environmental laws and regulations and the fact that joint and several liability with the right of contribution is possible at federal and state Superfund sites, the Company's ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of March 31, 2005.

The Company believes that the costs of completing environmental remediation of all sites for which the Company has a remediation responsibility have been adequately reserved and that the ultimate resolution of these matters will not have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows.

Product Liability Matters

As a consumer goods manufacturer and distributor, the Company and/or its subsidiaries face the risk of product liability and related lawsuits involving claims for substantial money damages, product recall actions and higher than anticipated rates of warranty returns or other returns of goods. These claims could result in liabilities that could have a material adverse effect on the
Company's consolidated financial position, results of operations or cash flows.

The Company and/or its subsidiaries are party to various personal injury and property damage lawsuits relating to their products and incidental to its business. Annually, the Company sets its product liability insurance program which is an occurrence-based program based on the Company and its subsidiaries'
current and historical claims experience and the availability and cost of insurance. The Company's product liability insurance program generally is comprised of a self-insurance retention per occurrence and an aggregate limit on exposure.

Cumulative amounts estimated to be payable by the Company with respect to pending and potential claims for all years in which the Company is liable under its self-insurance retention have been accrued as liabilities. Such accrued liabilities are based on estimates (which include actuarial determinations made by an independent actuarial consultant as to liability exposure, taking into account prior experience, number of claims and other relevant factors); thus, the Company's ultimate liability may exceed or be less than the amounts accrued.
The methods of making such estimates and establishing the resulting liability are reviewed on a regular basis and any adjustments resulting therefrom are reflected in current operating results.

Historically, product liability awards have rarely exceeded the Company's individual per occurrence self-insured retention. There can be no assurance, however, that the Company's future product liability experience will be consistent with its past experience. Based on current information, the Company believes that the ultimate conclusion of the various pending product liability claims and lawsuits of the Company, in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

10.  EQUITY

As discussed in Note 4, in connection with the AHI Acquisition, the Company issued $350 million of equity securities pursuant to a purchase agreement
("Equity Purchase Agreement"). The securities issued were as follows:

     (i)    714,286 shares of the Company's common stock ("Common Stock") for approximately $21.4 million at a price of $30 per share;

     (ii)   128,571 shares or $128.6 million of a new class of the Company's preferred stock, Series B Convertible Participating Preferred Stock
            ("Series B Preferred Stock") with a paid-in-kind dividend rate of
            3.5% per annum; and

     (iii)  200,000 shares or $200 million of a new class of the Company's preferred stock, Series C Mandatory Convertible Participating
            Preferred Stock ("Series C Preferred Stock") with an initial paid-in-kind

            dividend rate of 3.5% per annum which increases to 5.0% per annum in
            August 2005, then increases by 50 basis points every 6 months after
            August 31, 2005 if stockholder approval of conversion into Series B
            Preferred Stock and Common Stock is not obtained.

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

In accordance with the Equity Purchase Agreement, a beneficial conversion charge of $16.5 million was recorded upon the issuance of the Series B Preferred Stock and Common Stock issued on January 24, 2005 and it is expected that an additional beneficial conversion charge of $22.4 million will be recorded if the conversion of the Series C Preferred Stock into Series B Preferred Stock and
Common Stock is approved by stockholders at the annual meeting of stockholders
("Annual Meeting") in June 2005. Such charge reflects the difference between the respective conversion prices of the Series B and C Preferred Stock and the closing market price of the Common Stock on September 17, 2004, the last business day before the execution of the transaction documents ("Execution
Date"). However, the terms of the preferred and common stock issuances to the
Private Equity Investors were negotiated during the two months leading up to the
Execution Date when the average market price of the Common Stock was, in fact, less than the conversion price.

The terms of the Equity Purchase Agreement require stockholder approval prior to the mandatory conversion of the Series C Preferred Stock into a combination of
Series B Preferred Stock and Common Stock. Subsequent to stockholder approval and mandatory conversion, the total new equity of the Company issued to the
Private Equity Investors will consist of $300 million of Series B Preferred
Stock plus accrued interest thereon (convertible at $32 per share) and 1,666,667 shares of Common Stock. The stockholders are scheduled to vote on this matter during the Annual Meeting.

The Series C Preferred Stock is not convertible into Series B Preferred Stock or
Common Stock without stockholder approval and the Series C Preferred Stock is redeemable by the investors at any time after 6 1/2 years, as such the Series C
Preferred Stock is recorded as temporary equity in the Company's Condensed
Consolidated Balance Sheets as of March 31, 2005.

The respective Certificates of Designation for the Series B and Series C
Preferred Stock each prohibit the Company from taking certain actions, including the payment of dividends under certain circumstances.

During the three months ended March 31, 2005, the Company issued 59,962 restricted shares of Common Stock to certain members of management and employees under the Company's 2003 Stock Incentive Plan. The issuance was net of certain forfeitures that took place during the same quarter. The restrictions on these shares will lapse ratably over two years of employment with the Company. The
Company issued all the restricted shares out of its treasury account.

11.  EARNINGS PER SHARE CALCULATION

Basic (loss) earnings per share are computed by dividing net (loss) income applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted (loss) earnings per share are calculated based on the weighted average number of outstanding common shares plus the dilutive effect of stock options and other convertible securities as if they were exercised and restricted common stock. A computation of (loss)
earnings per share is as follows (in thousands, except per share data):

                                                                   THREE MONTH PERIOD ENDED
                                                             -------------------------------------
                                                                  MARCH 31,           MARCH 31,
                                                                    2005                2004
                                                             -----------------   -----------------

Net income................................................     $          29       $       7,512
Paid-in-kind Dividends on Series B Preferred Stock .......            (2,150)                  -
Paid-in-kind Dividends on Series C Preferred Stock........            (3,344)                  -
Charge from beneficial conversion feature.................           (16,541)                  -
                                                             -----------------   -----------------

  Net (loss) income applicable to common stockholders.....     $     (22,006) $            7,512
                                                             =================   =================

Weighted average shares outstanding.......................            28,802              27,045
Additional shares assuming conversion of Series B
  Preferred Stock.........................................                 -                   -
Additional shares assuming conversion of Series C
  Preferred Stock.........................................                 -                   -
Additional shares assuming conversion of stock options
  and restricted stock....................................                 -               1,147
                                                             -----------------   -----------------
Weighted average shares outstanding assuming conversion...            28,802              28,192
                                                             =================   =================

Basic (loss) earnings per share...........................     $       (0.76)      $        0.28
Diluted (loss) earnings per share.........................     $       (0.76)      $        0.27

12.  EMPLOYEE BENEFIT PLANS

The Company maintains defined benefit pension plans for certain of its employees and provides certain postretirement medical and life insurance benefits for a portion of its employees. In January 2005, in connection with the AHI
Acquisition, the Company acquired plan assets and assumed the benefit obligations of the pension and postretirement medical and life insurance plans of AHI. Except for one, all of the AHI pension plans are frozen to new entrants and to benefit accruals. Also, only one postretirement medical plan is open to a limited number of new retirees. The other AHI postretirement medical plans are frozen to new entrants.

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

Components of Net Periodic Costs for Domestic Plans

Net periodic pension costs and net periodic postretirement costs for domestic plans include the following components (in thousands):

                                                PENSION BENEFITS               POSTRETIREMENT BENEFITS
                                            THREE MONTH PERIOD ENDED           THREE MONTH PERIOD ENDED
                                         ------------------------------   ---------------------------------
                                            MARCH 31,        MARCH 31,        MARCH 31,         MARCH 31,
                                              2005             2004             2005              2004
                                         --------------   -------------   ---------------   ---------------

Service cost..........................     $      287       $       88      $       123        $       22
Interest cost.........................          2,421              346              302                50
Expected return on plan assets........         (2,195)            (335)               -                 -
Amortization of unrecognized prior
  service benefit.....................             38               38                1                 1
Recognized net actuarial loss (gain)..             50               41               (2)                -
                                         --------------   -------------   ---------------   ---------------
Net periodic cost.....................     $      601       $      178      $       424        $       73
                                         ==============   =============   ===============   ===============

Components of Net Periodic Pension Costs for Foreign Plans

In connection with the AHI Acquisition, the Company assumed the pension plans of non-US subsidiaries. Net periodic pension costs for foreign plans include the following components (in thousands):

                                            THREE MONTH
                                           PERIOD ENDED
                                          MARCH 31, 2005
                                         ----------------
Service cost..........................     $         120
Interest cost.........................               105
Expected return on plan asset.........               (62)
                                         ----------------
Net periodic pension cost.............     $         163
                                         ================

The Company had no net periodic pension cost for foreign plans in the three month period ended March 31, 2004.

Domestic Contributions

The Company funds its pension and postretirement plans in amounts consistent with applicable laws and regulations. Following the AHI Acquisition in January
2005, the Company expects to contribute $3.6 million to its domestic pension plans and $1.7 million to other postretirement benefit plans for the year ending
December 31, 2005 which includes an increase over the estimates made prior to the AHI Acquisition.

Foreign Contributions

The Company funds its pension plans in amounts consistent with applicable laws and regulations. Prior to the AHI Acquisition, the Company had no foreign pension plans. As a result of the AHI Acquisition, the Company expects to contribute $0.6 million to its foreign pension plans for the year ending
December 31, 2005.

13.  REORGANIZATION AND ACQUISITION-RELATED INTEGRATION COSTS

Branded Consumables Segment Reorganization

As part of the AHI Acquisition, during the first quarter of 2005, the Company began implementing a strategic plan to reorganize its branded consumables segment and thereby facilitate long-term cost savings and improve management and reporting capabilities. Specific cost savings initiatives include the utilization of certain shared distribution and warehousing services and information systems platforms. Reorganization costs relating to this strategic plan are currently estimated at approximately $2.3 million, excluding any capital expenditures. During the three month period ended March 31, 2005, the
Company recorded charges of approximately $1.0 million consisting of severance and other employee benefit-related costs of $0.8 million (including a non-cash charge of $0.6 million) and other costs of $0.2 million which are reflected in
"Reorganization and acquisition-related integration costs" in the Condensed
Consolidated Statements of Operations. During 2005, the Company paid $0.1 million in severance and other employee benefit related costs and $0.1 million in other costs. As of March 31, 2005, approximately $0.2 million of the charge recorded remains accrued and is reflected in "Other current liabilities" in the
Condensed Consolidated Balance Sheets. The majority of the amounts currently accrued are expected to be paid by December 31, 2005. The initiative is currently scheduled to be completed in the first quarter of 2006.

Outdoor Solutions Segment Outsourcing

During 2003, Coleman announced its intention to outsource the manufacturing of its outdoor recreation appliances manufactured at its Lyon, France facility. In
2004, Coleman initiated the outsourcing activities upon completion of reviews conducted by government and union officials. Other manufacturing operations in
Lyon will be unaffected by this move. During the three month period ended March
31, 2005, the Company recorded charges of approximately $0.4 million, which are reflected in "Reorganization and acquisition-related integration costs" in the
Condensed Consolidated Statements of Operations. These charges primarily consist of costs associated with the plant closing and related costs. The initiative is currently scheduled to be substantially completed in 2006 and is expected to result in the termination of 125 employees, of which 32 were terminated as of
March 31, 2005. The Company currently expects that it will incur additional charges of approximately $2.7 million related to this initiative. During the first quarter of 2005, the Company paid $0.8 million in severance and other employee benefit-related costs and $0.5 million in other costs. As of March 31,
2005, $9.9 million, primarily related to severance and other employee benefit-related costs, remains accrued, of which $6.3 million is reflected in
"Other current liabilities" and $3.6 million is reflected in "Other non-current liabilities" in the Condensed Consolidated Balance Sheets. The amounts accrued are expected to be fully paid by 2007.

Consumer Solutions Segment Reorganization

As part of the AHI Acquisition, it was determined that, due to similarities between the pre- and post-AHI Acquisition consumer solution customer bases, distribution channels and operations, significant cost savings could be achieved by combining certain functions of the two businesses such as distribution and warehousing, information technology and certain other back-office functions, in order to take advantage of a shared infrastructure and facilitate combined strategic management of this business segment. During the three month period ended March 31, 2005, the Company recorded charges of approximately $0.6 million consisting primarily of severance and other employee benefit-related costs which are reflected in "Reorganization and acquisition-related integration costs" in the Condensed Consolidated Statements of Operations. The initiative is currently scheduled to be completed in February 2006 and is expected to result in the termination of approximately 70 employees, of which 7 were terminated as of
March 31, 2005. The Company currently expects that it will incur additional charges of approximately $9.6 million related to this initiative, excluding any capital expenditures. During the three month period ended March 31, 2005, the
Company paid $0.7 million of retention bonuses which are being amortized over the retention period, and $0.2 million for severance and other employee benefit-related costs.

Corporate Reorganization and Acquisition-Related Integration Costs

As part of the AHI Acquisition, it was determined that certain corporate functions of the two entities would be combined and redundant functions would be eliminated. Further, certain functions and responsibilities would be transitioned to the Company's offices in Florida while other functions would remain in the Company's New York headquarters.

During the three month period ended March 31, 2005, the Company recorded charges of approximately $0.9 million consisting of severance and other employee benefit-related costs ($0.5 million) and other costs ($0.4 million) which are reflected in "Reorganization and acquisition-related integration costs" in the
Condensed Consolidated Statements of Operations. Other costs consist primarily of recruitment fees, relocations costs and travel expenses directly associated with the reorganization. The initiative is currently scheduled to be completed in June 2005 and resulted in the termination of 10 employees as of March 31,
2005. The Company currently expects that it will incur additional charges of approximately $0.5 million related to this initiative. During the first three months of 2005, the Company paid $0.5 million in severance and other employee benefit-related costs and $0.4 million in other costs. There is no accrual recorded as of March 31, 2005. Separately, approximately 20 employees were terminated with the closing of the AHI Acquisition. The severance costs associated with these terminations were paid by the Company and were included in the determination of the cost of the AHI Acquisition.

The following table sets forth the details and the activity related to reorganization and acquisition-related integration costs as of March 31, 2005
(in millions):

                                                  SEVERANCE AND
                                                 OTHER EMPLOYEE
                                                 BENEFIT-RELATED      OTHER
                                                      COSTS           COSTS          TOTAL
                                                 ---------------  -------------  --------------

Accrual balance at December 31, 2004..........     $         -      $       -      $        -
Additions:
  Balances assumed upon AHI Acquisition.......            10.4            0.5            10.9
  Reorganization and acquisition-related
    integration costs.........................             1.9            1.0             2.9
  Foreign currency translation................            (0.1)             -            (0.1)

Deductions:
  Cash payments...............................            (2.2)          (1.1)           (3.3)
  Non-cash....................................            (0.6)             -            (0.6)
                                                 ---------------  -------------  --------------
Accrual balance at March 31, 2005.............     $       9.4      $     0.4      $      9.8
                                                 ===============  =============  ==============

14.  SEGMENT INFORMATION

The Company reports four business segments: branded consumables, consumer solutions, outdoor solutions and other.

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
Leslie-Locke(R) and Loew-Cornell(R) brand names, among others. Playing cards and related accessories have been included in the branded consumables segment effective June 28, 2004 as a result of the USPC Acquisition.

In the consumer solutions segment, the Company manufactures or sources, markets and distributes an array of innovative kitchen and other household products that includes bedding, blenders, coffee makers, heating pads, home vacuum packaging machines, smoke and carbon monoxide alarms, personal and animal grooming products, and warming blankets, as well as related consumable products. The segment's leading brands include BRK(R), First Alert(R), FoodSaver(R), Health o meter(R), Mr. Coffee(R), Oster(R), Sunbeam(R) and VillaWare(R). As discussed in
Note 4, the SPI portion of this business was purchased with the AHI Acquisition effective January 24, 2005.

As discussed in Note 4, the outdoor solutions segment was created through the acquisition of the Coleman business effective January 24, 2005. In this segment, the Company manufactures or sources, markets and distributes outdoor leisure products worldwide under the Campingaz(R) and Coleman(R) brand names for use outside the home or away from the home, such as products for camping, backpacking, tailgating, backyard grilling and other outdoor activities.

The other segment primarily consists of a plastic consumables business which manufactures, markets and distributes a wide variety of consumer and medical plastic products, including products sold to retailers by the Company's branded consumables segment (plastic cutlery) and consumer solutions segment
(containers). The other segment also includes a producer of zinc strip.

Net sales, operating earnings, depreciation and amortization, and assets employed in operations by segment are summarized as follows (in millions):

                                                   THREE MONTH PERIOD ENDED
                                                ------------------------------
                                                   MARCH 31,       MARCH 31,
                                                     2005            2004
                                                --------------  --------------
Net sales:
  Branded consumables (a).....................    $     111.7     $      74.9
  Consumer solutions (b)......................          190.8            45.2
  Outdoor solutions (c).......................          182.9               -
  Other.......................................           51.7            52.4
  Intercompany eliminations (e)...............          (15.8)          (14.2)
                                                --------------  --------------
    Total net sales...........................    $     521.3     $     158.3
                                                ==============  ==============

Operating earnings:
  Branded consumables (a)(d)..................    $      10.7     $       6.3
  Consumer solutions (b)(d)...................            2.9             6.4
  Outdoor solutions (c)(d)....................            7.3               -
  Other.......................................            3.2             5.7
  Intercompany eliminations (e)...............           (0.1)           (0.6)
  Reorganization and acquisition-related
    integration costs.........................           (2.9)              -
                                                --------------  --------------
    Total operating earnings..................    $      21.1     $      17.8
                                                ==============  ==============

Depreciation and amortization:
  Branded consumables (a).....................    $       2.0 $           1.3
  Consumer solutions (b)......................            3.7             0.8
  Outdoor solutions (c).......................            4.1               -
  Other.......................................            2.3             2.4
  Corporate (f)...............................              -               -
                                                --------------  --------------
    Total depreciation and amortization.......    $      12.1     $       4.5
                                                ==============  ==============

                                                             AS OF
                                                ------------------------------
                                                   MARCH 31,     DECEMBER 31,
Assets employed in operations:                       2005            2004
                                                --------------  --------------
  Branded consumables (a).....................    $     682.6     $     671.5
  Consumer solutions (b)......................          664.8           241.2
  Outdoor solutions (c).......................          496.8               -
  Other.......................................           74.0            69.6
                                                --------------  --------------
    Total assets employed in operations.......        1,918.2           982.3
  Corporate (f) ..............................          724.5            60.1
                                                --------------  --------------
    Total assets..............................    $   2,642.7     $   1,042.4
                                                ==============  ==============

(a) The USPC business is included in the branded consumables segment effective
June 28, 2004.

(b) The Jarden Consumer Solutions (formerly SPI business of AHI) is included in the consumer solutions segment effective January 24, 2005.

(c) The outdoor solutions segment was created upon the purchase of the Coleman business with the AHI Acquisition, effective January 24, 2005.

(d) For the three months ended March 31, 2005, the operating earnings of branded consumables, consumer solutions and outdoor solutions reflects $0.2 million,
$6.4 million and $9.8 million, respectively, of purchase accounting adjustments for manufacturer's profit in inventory that had the effect of reducing the operating earnings as presented for each of these segments.

(e) Intersegment sales are recorded at cost plus an agreed upon intercompany profit on intersegment sales.

(f) Corporate assets primarily include purchase price paid in excess of fair value of tangible assets for the AHI Acquisition (see Note 5), cash and cash equivalents, amounts relating to benefit plans, deferred tax assets and corporate facilities and equipment.

Within the branded consumables segment are four product lines: kitchen products, home improvement products, playing cards products and other specialty products.
Kitchen products include food preparation kits, home canning and accessories, kitchen matches, plastic cutlery, straws and toothpicks. Home improvement products include rope, cord and twine, storage and organizational products for the home and garage and security door and fencing products. Playing cards products include children's card games, collectible tins and playing cards products. Other specialty products include arts and crafts paintbrushes, book and advertising matches, institutional plastic cutlery and sticks, laundry care products, lighters and fire starters, other craft items, other commercial products and puzzles.

Net sales of these products for the three month periods ended March 31, 2005 and
2004 were as follows (in millions):

                                                 THREE MONTH PERIOD ENDED
                                           -------------------------------------
                                            MARCH 31, 2005      MARCH 31, 2004
                                           -----------------   -----------------

Kitchen products.........................     $       34.6        $      37.3
Home improvement products................             30.3               30.5
Playing cards products...................             31.5                  -
Other specialty products.................             15.3                7.1
                                           -----------------   -----------------
  Total branded consumables net sales....     $      111.7        $      74.9
                                           =================   =================

The Company's sales are principally within the United States. The Company's international operations are mainly based in Europe, Canada, Latin America and
Japan. Net sales of the Company's products outside of the United States were approximately $158 million and $10 million, for the three month period ended
March 31, 2005 and 2004, respectively, or on a percentage basis approximately
30% and 6% of the Company's net sales for the same periods, respectively.

15.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company's 9 3/4% Senior Subordinated Notes (see Note 6) are fully guaranteed, jointly and severally, by several of the Company's United States subsidiaries ("Guarantor Subsidiaries"). The Company's non-United States
subsidiaries and those domestic subsidiaries who are not guarantors
("Non-Guarantor Subsidiaries") are not guaranteeing these Senior Subordinated
Notes. Following the AHI Acquisition, the Non-Guarantor Subsidiaries are not
considered minor and, as such, pursuant to Article 3-10(f) of Regulation S-X, the Company has presented below the summarized condensed consolidating financial statements of Jarden ("Parent"), the Guarantor Subsidiaries, the Non-guarantor
Subsidiaries and the Company on a consolidated basis.

Condensed Consolidating Statement of Operations (in millions):

                                                    THREE MONTH PERIOD ENDED MARCH 31, 2005
                            ----------------------------------------------------------------------------------------
                                              GUARANTOR       NON-GUARANTOR
                                PARENT       SUBSIDIARIES     SUBSIDIARIES        ELIMINATIONS       CONSOLIDATED
                            --------------  ---------------  -----------------   ----------------  -----------------

Net sales.................  $         -     $       398.5    $          144.8    $       (22.0)    $          521.3
Costs and expenses........         15.8             376.7               129.0            (21.3)               500.2
                            --------------  ---------------  -----------------   ----------------  -----------------
Operating (loss) earnings.        (15.8)             21.8                15.8             (0.7)                21.1
Other expense, net........         10.9               3.3                 6.9                -                 21.1
Equity in the income of
  subsidiaries............         26.7               9.0                   -            (35.7)                   -
                            --------------  ---------------  -----------------   ----------------  -----------------
Net income (loss).........  $         -     $        27.5    $            8.9    $       (36.4)    $              -
                            ==============  ===============  =================   ================  =================

Condensed Consolidating Balance Sheet (in millions):
                                                             AS OF MARCH 31, 2005
                            ----------------------------------------------------------------------------------------
                                                   GUARANTOR      NON-GUARANTOR
                                  PARENT         SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED
                              ----------------  ----------------  ---------------   --------------- ----------------
ASSETS
Current assets..............  $         33.2    $        724.3    $       336.8     $       (3.7)   $      1,090.6
Investment in subsidiaries..         1,862.6             194.7                -         (2,057.3)                -
Non-current assets..........           107.1           1,379.8             87.1            (21.9)          1,552.1
                              ----------------  ----------------  ---------------   --------------- ----------------
Total assets................  $      2,002.9    $      2,298.8    $       423.9     $   (2,082.9)   $      2,642.7
                              ================  ================  ===============   =============== ================

LIABILITIES AND
  STOCKHOLDERS' EQUITY
Current liabilities.........  $         98.4    $        287.6    $       156.9     $       (3.0)   $        539.9
Non-current liabilities.....         1,213.5             165.7             55.2            (22.6)          1,411.8
Series C preferred stock....           181.0                 -                -                -             181.0
Stockholders' equity........           510.0           1,845.5            211.8         (2,057.3)            510.0
                              ----------------  ----------------  ---------------   --------------- ----------------
Total liabilities and
  stockholders' equity......  $      2,002.9    $      2,298.8    $       423.9     $   (2,082.9)   $      2,642.7
                              ================  ================  ===============   =============== ================

Condensed Consolidating Statement of Cash Flows (in millions):

                                                           THREE MONTH PERIOD ENDED MARCH 31, 2005
                                          --------------------------------------------------------------------------
                                                         GUARANTOR      NON-GUARANTOR
                                            PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS  CONSOLIDATED
                                          ------------  -------------  ----------------  ------------- -------------
Net cash (used in) provided by
    operating activities................  $    (61.1)   $      14.3    $        (37.8)  $         -    $     (84.6)
                                          ------------  -------------  ----------------  ------------- -------------
    Financing activities:
     Proceeds from revolving credit
       borrowings.......................        42.0              -              12.6              -          54.6
     Payments on revolving credit
       borrowings.......................       (10.6)             -                 -              -         (10.6)
     (Payments) proceeds (to) from
       intercompany transactions.......        (27.6)          10.6              17.0              -             -
     Proceeds from issuance of
       long-term debt...................       850.0              -                 -              -         850.0
     Payments on long-term debt.........      (305.0)             -              (0.7)             -        (305.7)
     Proceeds from issuance of stock,
       net of transaction fees..........       350.4              -                 -              -         350.4
     Debt issuance costs................       (17.5)             -                 -              -         (17.5)
     Other..............................         1.4           (0.2)             (0.2)             -           1.0
                                          ------------  -------------  ----------------  ------------- -------------
Net cash provided by financing
    activities..........................       883.1           10.4              28.7              -         922.2
                                          ------------  ------------------------------------------------------------
    Investing Activities:
     Additions to property, plant and
       equipment........................           -           (9.0)             (1.9)             -         (10.9)
     Acquisition of business, net of
       cash acquired....................      (834.0)         (14.1)             42.5              -        (805.6)
                                          ------------  -------------  ----------------  ------------- -------------
Net cash (used in) provided by
    investing activities................      (834.0)         (23.1)             40.6              -        (816.5)
                                          ------------  -------------  ----------------  ------------- -------------
Net (decrease) increase in cash and
    cash equivalents....................       (12.0)           1.6              31.5              -          21.1
Cash and cash equivalents at beginning
    of period...........................        16.6            3.2               0.9              -          20.7
                                          ------------  -------------  ----------------  ------------- -------------
Cash and cash equivalents at end of
  period................................  $      4.6    $       4.8    $         32.4    $         -   $      41.8
                                          ============  =============  ================  ============= =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

FORWARD-LOOKING INFORMATION

From time to time, we may make or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. Such statements are necessarily estimates reflecting management's best judgment based on current information. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Such statements are usually identified by the use of words or phrases such as "believes", "anticipates",
"expects", "estimates", "planned", "outlook" and "goal". Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in forward-looking statements.

Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected.
Investors should bear this in mind as they consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange
Commission. Please see our Company's Annual Report on Form 10-K for 2004 for a
list of factors which could cause our Company's actual results to differ materially from those projected in our Company's forward-looking statements and certain risks and uncertainties that may affect the operations, performance and results of our business. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

The following "Overview" section is a brief summary of the significant issues addressed in Management's Discussion and Analysis of Financial Condition and
Results of Operations ("MD&A"). Investors should read the relevant sections of this MD&A for a complete discussion of the issues summarized below.

OVERVIEW

We are a leading provider of niche consumer products used in and around the home, under well-known brand names including Ball(R), Bee(R), Bicycle(R),
Campingaz(R), Coleman(R), Diamond(R), First Alert(R), FoodSaver(R), Forster(R),
Health o meter(R), Hoyle(R), Kerr(R), Lehigh(R), Leslie-Locke(R),
Loew-Cornell(R), Mr. Coffee(R), Oster(R), Sunbeam(R) and VillaWare(R). We
operate through four business segments: Branded Consumables, Consumer Solutions,
Outdoor Solutions and Other and are the market leader in several targeted consumer categories, including home canning, home vacuum packaging, kitchen matches, playing cards, rope, cord and twine, coffee makers, blenders, toasters, smoke alarms, camping tents and lanterns, coolers and sleeping bags. We also manufacture zinc strip and a wide array of plastic products for third party consumer product and medical companies, as well as our own businesses.

Results of Operations

o    Our net sales for the first quarter ended March 31, 2005 increased to
     $521.3 million or approximately 229% over the same period in 2004;

o    Our operating earnings for the first quarter ended March 31, 2005 increased to $21.1 million or 18.5% over the same period in 2004. Such increase was after expensing the manufacturer's profit in inventory of $16.4 million and reorganization and acquisition-related integration costs of $2.9 million incurred in the first quarter of 2005, which had the effect of reducing our operating earnings reported under generally accepted accounting principles in the United States ("GAAP");

o    We had net income for the first quarter ended March 31, 2005 that was breakeven, compared to net income for the first quarter ended March 31,
     2004 of $7.5 million. Our breakeven results in 2005 were caused by the following amounts which are shown net of related tax benefits: $10.2 million purchase accounting adjustment of manufacturer's profit in inventory, $1.8 million of reorganization and acquisition-related integration costs and

     $3.7 million of loss on early extinguishment of debt resulting from the new financing entered into as part of the acquisition of American Household,
     Inc. ("AHI" and "AHI Acquisition"); and

o    On a pro forma basis our net sales grew organically by over 3% in the first quarter on a year over year basis. The increase in our actual net sales was primarily the result of the acquisitions we completed in 2005 and 2004, which are described in detail in "Acquisition Activity" below.

Liquidity and Capital Resources

o    On January 24, 2005, we completed our acquisition of AHI, a privately held company, for approximately $745.6 million for the equity and the repayment of approximately $100 million of indebtedness (see "Acquisition Activity").
     The AHI Acquisition was funded through a combination of new debt and equity financing (see "Financial Condition, Liquidity and Capital Resources");

o    Our liquidity, as measured by cash and cash equivalents on hand and availability under our debt facility, was higher at March 31, 2005 than at
     December 31, 2004. As of March 31, 2005, we had $41.8 million of cash on hand and $96.6 million of availability under our new senior credit facility. In addition, on April 11, 2005, we drew down a further $100 million of the term loan under our new senior credit facility.

o    We ended the first quarter of 2005 with a higher net debt-to-total market capitalization ratio, than as of December 31, 2004, due to the additional debt incurred to partially fund the AHI Acquisition, partially offset by an increase in our market capitalization;

o    We increased total stockholders' equity to approximately $510 million at
     March 31, 2005 from approximately $334 million at December 31, 2004, primarily due to the issuance of both common stock and Series B Convertible
     Participating Preferred Stock ("Series B Preferred Stock") in connection with the AHI Acquisition (see "Acquisition Activity" and "Financial
     Condition, Liquidity and Capital Resources"); and

o    Our cash used in operations in the first three months of 2005 was $84.6 million compared to cash used in operations of $0.6 million in the first three months of 2004. The increase in cash used in operations is principally due to the timing of the AHI Acquisition and the seasonal working capital requirements of the newly acquired AHI operations, particularly the outdoor solutions segment.

We intend for the discussion of our financial condition and results of operations, including our acquisition activities that follows, to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our financial statements.
We manage the operating units within each business segment as one combined entity from a profit and loss perspective and accordingly the variances resulting from our acquisition activity has only been shown for sales by product line. It would not be meaningful to split out selling, general and administrative costs within a business segment by product line.

ACQUISITION ACTIVITY

On January 24, 2005, we completed our acquisition of AHI, a privately held company, for approximately $745.6 million for the equity and the repayment of approximately $100 million of indebtedness. Of the equity portion of the purchase price, we held back $40 million from the sellers to collateralize potential indemnification claims against the sellers of AHI. Such amount is recorded as part of "Deferred consideration for acquisitions" in the Condensed
Consolidated Balance Sheet as of March 31, 2005. AHI is the parent of The
Coleman Company, Inc. ("Coleman") and Sunbeam Products, Inc. ("SPI"), leading producers of global consumer products through brands such as BRK(R),
Campingaz(R), Coleman(R), First Alert(R), Health o meter(R), Mr. Coffee(R),
Oster(R) and Sunbeam(R). Product lines added include appliances, personal care and wellness, home safety, outdoor leisure and camping products. Effective on the acquisition date of January 24, 2005, the SPI business was integrated within our existing Consumer Solutions segment and the Coleman business formed a new segment named Outdoor Solutions. Financing for the AHI Acquisition is discussed in "Financial Condition, Liquidity and Capital Resources" below.

On June 28, 2004, we acquired Bicycle Holding, Inc., and its subsidiaries including the United States Playing Card Company ("USPC" and "USPC
Acquisition").

Pro forma financial information for the AHI Acquisition and the USPC Acquisition is presented in Note 4 to our Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS - COMPARISON OF FIRST QUARTER 2005 TO FIRST QUARTER 2004

                                              THREE MONTH PERIOD ENDED
                                        -------------------------------------
(in millions)                             MARCH 31, 2005     MARCH 31, 2004
                                        ------------------  -----------------
Kitchen products  ....................      $      34.6        $      37.3
Home improvement products ............             30.3               30.5
Playing cards products (1)............             31.5                  -
Other specialty products (1)..........             15.3                7.1
                                        ------------------  -----------------
  Total branded consumables (1).......            111.7               74.9
  Consumer solutions (2)..............            190.8               45.2
  Outdoor solutions (3)...............            182.9                  -
  Other...............................             51.7               52.4
  Intercompany eliminations(4)........            (15.8)             (14.2)
                                        ------------------  -----------------
    Total net sales...................      $     521.3        $     158.3
                                        ==================  =================

(1) The USPC business is included in the branded consumables segment effective
June 28, 2004.

(2) The Jarden Consumer Solutions (formerly SPI business of AHI) is included in the consumer solutions segment effective January 24, 2005.

(3) The outdoor solutions segment was created upon the purchase of the Coleman business with the AHI Acquisition, effective January 24, 2005.

(4) Intersegment sales are recorded at cost plus an agreed upon intercompany profit on intersegment sales.

We reported net sales of $521.3 million for the first quarter of 2005, an approximately 229% increase from net sales of $158.3 million in the first quarter of 2004.

In the first quarter of 2005, our branded consumables segment reported net sales of $111.7 million compared to $74.9 million in the first quarter of 2004.
Acquisitions completed during 2004 accounted for $40.3 million of the increase, partially offset by a decrease in businesses owned prior to 2004 of $3.5 million. The decline in sales of the businesses owned for over one year is principally due to the timing of shipments of kitchen products to certain customers and a promotion that was undertaken in the first quarter of 2004 not being repeated in 2005.

In the first quarter of 2005, our consumer solutions segment recorded net sales of $190.8 million compared to $45.2 million in the first quarter of 2004. This increase of approximately 322% was the result of the AHI Acquisition, effective
January 24, 2005, which accounted for $155.9 million of the increase, offset by a $10.2 million decrease primarily in sales of our FoodSaver(R) machines. The decline in FoodSaver(R) sales, which started towards the end of 2004, is anticipated to continue until the second half of 2005 and results primarily from a shift in the mix of the business to lower priced stock keeping units or
"SKUs."

In the first quarter of 2005, our outdoor solutions segment recorded net sales of $182.9 million. This segment was created upon the purchase of the Coleman business with the AHI Acquisition, effective January 24, 2005.

Our sales are principally within the United States. Our international operations are mainly based in Europe, Canada, Latin America and Japan. Net sales of our products outside of the United States were approximately $158 million and $10 million, for the three month period ended March 31, 2005 and 2004, respectively, or on a percentage basis approximately 30% and 6% of our net sales for the same periods, respectively.

In the first quarter of 2005, our other segment reported net sales of $51.7 million compared to $52.4 million in the first quarter of 2004. The net sales of our plastics business was $1.2 million higher, principally due to higher sales of plastic cutlery and Ball(R) freezer jars to our branded consumables segment.
The net sales of our zinc business was $2.0 million lower, principally due to timing differences in our low denomination coinage sales.

We reported operating earnings of $21.1 million in the first quarter of 2005 compared to operating earnings of $17.8 million in the first quarter of 2004.
This increase of $3.3 million or 18.5%, occurred after purchase accounting adjustments for manufacturer's profit in inventory of $16.4 million and reorganization and acquisition-related integration costs of $2.9 million, which had the effect of reducing our operating earnings reported under GAAP. Excluding the impact of these items, our operating earnings would have been approximately
127% higher than the prior year first quarter. The principal reason for this increase was the effect of our 2005 and 2004 acquisitions.

Gross margin percentages on a consolidated basis decreased to 23.2% in the first quarter of 2005 from 30.6% in the first quarter of 2004. The gross margin percentage in the first quarter of 2005 would have been 26.3% absent the negative impact of the purchase accounting adjustments for manufacturer's profit in inventory. The principal reason for the remaining decrease was due to the addition of the acquired AHI product lines, which have historically lower gross margins than the prior year Jarden businesses.

Selling, general and administrative ("SG&A") expenses increased to $97.0 million in the first quarter of 2005 from $30.6 million in the first quarter of 2004 or, as a percentage of net sales, decreased to 18.6% in the first quarter of 2005 from 19.3% in the first quarter of 2004. The increase in dollar terms was principally the result of the acquisitions completed during 2004 and 2005 which in total added an incremental amount of $66.4 million to our S,G&A expenses. The decrease in percentage terms was principally due to the inclusion of the acquired AHI businesses.

Net interest expense increased to $15.0 million for the first quarter of 2005 compared to $5.6 million in the same period last year. This increase was principally due to higher levels of outstanding debt in the first quarter of
2005 compared to the same period in 2004, resulting from the additional debt financing required to fund the acquisitions of AHI and USPC. In addition, our weighted average interest rate increased from 5.6% in the first quarter of 2004 to 6.1% in the first quarter of 2005.

Our effective tax rate for the first quarter of 2005 was 38.0% compared to an effective tax rate of 38.2% in the first quarter of 2004.

We had breakeven net income for the first quarter ended March 31, 2005, compared to net income for the first quarter ended March 31, 2004 of $7.5 million. This breakeven net income resulted from the following amounts which are shown net of related tax benefits: $10.2 million of purchase accounting adjustments for manufacturer's profit in inventory, $1.8 million of reorganization and acquisition-related integration costs and $3.7 million of loss on early extinguishment of debt resulting from the new financing required for the AHI
Acquisition.

In connection with the AHI Acquisition, we also issued $350 million of equity securities, comprised of $21.4 million of our common stock, $128.6 million of our Series B Preferred Stock and $200.0 million of our Series C Mandatory
Convertible Participating Preferred Stock ("Series C Preferred Stock") to
certain private equity investors (see "Financial Condition, Liquidity and
Capital Resources"). As a result, our net income for the first quarter of 2005 was reduced to a net loss by paid-in-kind dividends on the Series B Preferred
Stock and the Series C Preferred Stock in the aggregate amount of approximately
$5.5 million and by a one-time charge from the beneficial conversion feature of the Series B Preferred Stock in the aggregate amount of approximately $16.5 million. Therefore, our net loss applicable to common stockholders was $22.0 million for the first quarter of 2005 and our diluted loss per share was $0.76, compared to diluted earnings per share of $0.27 for the same quarter last year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2005, the following changes were made to our capital resources:

     o    we completed a new $1.05 billion senior credit facility, consisting of a term loan facility in the aggregate principal amount of $850 million
          ("Term Loan") and a revolving credit facility with an aggregate commitment of $200 million, to partially fund the AHI Acquisition;

     o    we issued $350 million of equity securities pursuant to a purchase agreement ("Equity Purchase Agreement") to also partially fund the AHI
          Acquisition;

     o    we issued 59,962 restricted shares of common stock to certain members of our management and employees under our 2003 Stock Incentive Plan;

     o    we entered into two interest rate swaps that converted the floating rate interest payments related to an aggregate of $125 million under the Term Loan for a fixed obligation; and

     o    We entered into two other interest rate swaps in December 2004 that were effective on January 4, 2005, and which converted the floating rate interest payments related to an aggregate of $300 million under the Term Loan for a fixed obligation.

Specifically, in January 2005, the AHI Acquisition was partially funded through drawings on a new $1.05 billion senior credit facility, consisting of an aggregate principal amount of $850 million of Term Loan and a revolving credit facility with an aggregate commitment of $200 million. This facility replaced our Second Amended Credit Agreement.

Also, in connection with the AHI Acquisition, we issued $350 million of equity securities pursuant to the Equity Purchase Agreement. The securities issued were as follows:

     o    714,286 shares of our common stock ("Common Stock") for approximately
          $21.4 million at a price of $30 per share;

     o    128,571 shares or $128.6 million of our Series B Preferred Stock with a paid-in-kind dividend rate of 3.5% per annum; and

     o    200,000 shares or $200 million of our Series C Preferred Stock with an initial paid-in-kind dividend rate of 3.5% per annum, which increases to 5.0% per annum in August 2005, then increases by 50 basis points every 6 months after August 31, 2005 if stockholder approval of conversion into Series B Preferred Stock and Common Stock is not obtained.

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

In accordance with the Equity Purchase Agreement, a beneficial conversion charge of $16.5 million was recorded upon the issuance of the Series B Preferred Stock and Common Stock issued on January 24, 2005 and it is expected that an additional beneficial conversion charge of $22.4 million will be recorded if the conversion of the Series C Preferred Stock into Series B Preferred Stock and
Common Stock is approved by stockholders at the annual stockholders meeting
("Annual Meeting") in June 2005. Such charge reflects the difference between the respective conversion prices of the Series B and C Preferred Stock and the closing market price of the Common Stock on September 17, 2004, the last business day before the execution of the transaction documents ("Execution
Date"). However, the terms of the preferred and common stock issuances to the
Private Equity Investors were negotiated during the two months leading up to the
Execution Date when the average market price of the Common Stock was, in fact, less than the conversion price.

The terms of the Equity Purchase Agreement require stockholder approval prior to the mandatory conversion of the Series C Preferred Stock into a combination of
Series B Preferred Stock and Common Stock. Subsequent to our stockholders approval and mandatory conversion, the total amount of our new equity that will be issued to the Private Equity Investors will consist of $300 million of Series
B Preferred Stock plus accrued interest thereon (convertible at $32 per share)
and 1,666,667 shares of Common Stock. Our stockholders are scheduled to vote on this matter during the Annual Meeting. The sale and issuance of common stock in the public market issued upon conversion of the Series B Preferred Stock and
Series C Preferred Stock, or the perception that such sales could occur, could put downward pressure on the prevailing market price of the Company's common stock.

During the three months ended March 31, 2005, we issued 59,962 restricted shares of our common stock to certain of our management and employees under our 2003
Stock Incentive Plan. The issuance was net of certain forfeitures that took place during the same quarter. The restrictions on these shares will lapse ratably over two years of employment with us. We issued all the restricted shares out of our treasury account.

On January 24, 2005, we entered into two interest rate swaps, effective on
January 26, 2005, that convert the floating rate interest related to an aggregate of $125 million under the Term Loan for a fixed obligation. Such interest rate swaps carry a fixed interest rate of 4.025% per annum for a term of five years. In addition, we entered into two

interest rate swaps in December 2004 that were effective on January 4, 2005.
These swaps convert the interest payments related to an aggregate of $300 million of floating rate debt for a fixed obligation. The first interest rate swap, for $150 million of notional value, carries a fixed interest rate of
5.625% per annum (including the 2% applicable margin which is due under the credit facility regardless of the interest rate swaps) for a term of three years. The second interest rate swap, also for $150 million of notional value, carries a fixed interest rate of 6.0675% per annum (also including the 2%
applicable margin) for a term of five years. All four interest rate swaps have interest payment dates that are the same as the Term Loan. The swaps are considered to be cash flow hedges and are also considered to be effective hedges against changes in future interest payments of our floating-rate debt obligation for both tax and accounting purposes.

Gains and losses related to the fair value of the interest rate swaps will be reported as a component of other comprehensive income and will be reclassified into earnings in the same period that the hedged transaction affects earnings.
As of March 31, 2005, the fair market values of our cash flow hedges was favorable in an amount of approximately $8.9 million and was included within
"Other assets" in the Condensed Consolidated Balance Sheets. As of March 31,
2005, the fair value of our interest rate swaps, which are accounted for as fair value hedges, was unfavorable in an amount of approximately $3.9 million and was included within "Other non-current liabilities" with a corresponding offset to
"Long-term debt" in our Condensed Consolidated Balance Sheets.

We utilize forward foreign exchange rate contracts ("Forward Contracts") to reduce our foreign currency exchange rate exposures. We designate qualifying
Forward Contracts as cash flow hedge instruments. At March 31, 2005, the fair value of our open Forward Contracts was a liability of approximately $1.7 million, and is reflected in "Other current liabilities" in our Condensed
Consolidated Balance Sheets. The unrealized change in the fair values of open
Forward Contracts from designation date (January 24, 2005) to March 31, 2005 amounted to $1.5 million, of which $0.7 million is included in other comprehensive income and the remainder is reflected in SG&A in the Condensed
Consolidated Statements of Operations. U.S. dollar equivalent contractual notional amounts to purchase and sell currencies for open foreign exchange contracts as of March 31, 2005 totaled $86.1 million.

As of March 31, 2005, we had $847.9 million outstanding under our Term Loan facilities and $31.3 million outstanding under our revolving credit facility. As of March 31, 2005, net availability under the credit agreement was approximately $96.6 million, after deducting $71.4 million of issued letters of credit and a 5% exchange rate fluctuation allowance for borrowings not denominated in U.S. dollars (see "Recent Developments"). The letters of credit outstanding included $19.9 million securing the deferred consideration arising from a 2004 acquisition. We are required to pay commitment fees on the unused balance of the revolving credit facility.

As of March 31, 2005, borrowings outstanding under various other foreign credit lines entered into by certain of our non-U.S. subsidiaries totaled $24.5 million, and were reflected as "Short-term debt and current portion of long-term debt" in our Condensed Consolidated Balance Sheets. Certain of these foreign credit lines are secured by the non-U.S. subsidiaries' inventory and/or accounts receivable.

As of March 31, 2005, we also had various equipment financing arrangements totaling $2.1 million.

Working capital (defined as current assets less current liabilities) increased to $550.6 million at March 31, 2005 from $181.4 million at December 31, 2004, primarily due to the addition of the working capital of Coleman and SPI.

Cash flows used in operations were $84.6 million for the first quarter of 2005 compared to cash flows used in operations of $0.6 million for the first quarter of 2004. The increase in cash used in operations is principally due to the timing of the AHI Acquisition and the seasonal working capital requirements of the newly acquired AHI operations, particularly the outdoor solutions segment.

Capital expenditures were $10.9 million in the first quarter of 2005 compared to
$1.3 million in the first quarter of 2004 and are largely related to maintaining and integrating facilities, tooling projects and improving manufacturing efficiencies. As of March 31, 2005, we had capital expenditure commitments in the aggregate for all our segments of approximately $7.0 million.

We believe that our cash and cash equivalents on hand, cash generated from our operations and our availability under our senior credit facility is adequate to satisfy our working capital and capital expenditure requirements for the foreseeable future. However, we may raise additional capital from time to time to take advantage of favorable conditions in the capital markets or in connection with our corporate development activities (see "Recent
Developments").

RELATED PARTY TRANSACTIONS

We amended the employment agreements of three of our senior executives Messrs.
Martin E. Franklin, Ian G.H. Ashken and James E. Lillie in January 2005, which were filed as Exhibits 10.4, 10.5 and 10.6 to the Company's Current Report on
Form 8-K filed with the Securities and Exchange Commission on January 27, 2005,
and incorporated herein by reference.

RECENT DEVELOPMENT

On April 11, 2005, we completed a $100.0 million add-on to the Term Loan. These proceeds will be used for general corporate purposes and strategic initiatives.

CRITICAL ACCOUNTING POLICIES

In addition to the critical accounting policies disclosed in our 2004 Annual
Report on Form 10-K the following represent a summary of critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and/or require management's significant judgments and estimates:

Revenue Recognition

We recognize revenues at the time of product shipment or delivery, depending upon when title passes, to unaffiliated customers, and when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable, and collection is reasonably assured. Our revenue is recognized as the net amount to be received after deducting estimated amounts for product returns, discounts and allowances. We estimate future product returns based upon historical return rates and our judgment.

Sales Incentives and Trade Promotion Allowances

We offer sales incentives and promotional programs to our reseller customers from time to time in the normal course of business. These incentives and promotions typically include arrangements known as slotting fees, cooperative advertising and buydowns, and we account for these transactions consistent with the requirements of Financial Accounting Standards Board ("FASB") Emerging
Issues Task Force ("EITF") No. 01-9 "Accounting for Consideration Given by a
Vendor to a Customer (including a Reseller of the Vendor's Products)." The majority of such arrangements are recorded as a reduction to net sales in our
Condensed Consolidated Statements of Operations. However, pursuant to the applicable provisions of EITF No. 01-9, we include consideration granted in certain of these transactions as SG&A expenses in our Condensed Consolidated
Statements of Operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In general, business enterprises can be exposed to market risks including fluctuations in commodity prices, foreign currency values, and interest rates that can affect the cost of operating, investing and financing. The Company's exposures to these risks are low. The Company's plastic consumables business purchases resin from regular commercial sources of supply and, in most cases, multiple sources. The supply and demand for plastic resins is subject to cyclical and other market factors. With many of our external customers, we have the ability to pass through price increases with an increase in our selling price and certain of our external customers purchase the resin used in products we manufacture for them. The Company's zinc business has sales arrangements with a majority of its customers such that sales are priced either based upon supply contracts that provide for fluctuations in the price of zinc to be passed on to the customer or are conducted on a tolling basis whereby customers supply zinc to the Company for processing. Such arrangements as well as the zinc business utilizing forward buy contracts reduce the exposure of this business to changes in the price of zinc.

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

Changes in Eurodollar or LIBOR interest rates would affect the earnings of the
Company either positively or negatively depending on the direction of the change. Assuming that Eurodollar and LIBOR rates each increased 100 basis points over period end rates on the outstanding term debt and interest rate swaps, the
Company's interest expense would have increased by approximately $1.1 million and $0.7 million for the three month periods ended March 31, 2005 and March 31,
2004, respectively. The amount was determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost, short-term investment rates, interest rate swaps and estimated cash flow. Actual changes in rates may differ from the assumptions used in computing this exposure.

The Company does not invest or trade in any significant derivative financial or commodity instruments, nor does it invest in any foreign financial instruments other than for hedging of foreign denominated currency transactions.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) of the Exchange Act, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has
evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the
Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by this quarterly report.

As required by Rule 13a-15(d) under the Exchange Act, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has
evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On January 27, 2005, the Company reported in its Current Report on Form 8-K the
AHI Acquisition and on March 24, 2005, reported financial statements and other information for AHI in its Current Report on Form 8-K/A - Amendment No. 1. The
Company considers the acquisition of AHI as material to the results of its operations, financial position and cash flows from the date of acquisition through March 31, 2005 and considers the controls and procedures of AHI to be reasonably likely to materially affect the Company's internal control over financial reporting. Accordingly, the Company is extending its Section 404 compliance efforts to include AHI. In addition, in January 2005, the Company established a separate and larger internal audit and Rule 404 compliance department with a direct reporting relationship to the Audit Committee of the
Board of Directors and engaged outside consultants in a co-sourcing relationship to help accomplish the department's objectives.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. In addition, the Environmental Protection Agency has designated the Company as a potentially responsible party, along with numerous other companies, for the clean up of several hazardous waste sites. Based on currently available information, the
Company does not believe that the disposition of any of the legal or environmental disputes the Company is currently involved in will have a material adverse effect upon the financial condition, results of operations, cash flows or competitive position of the Company. It is possible that, as additional information becomes available, the impact on the Company of an adverse determination could have a different effect.

ITEM 6. EXHIBITS

A.   EXHIBITS

     Exhibit      Description
     -------      -----------

     3.1          Certificate of Designations, Preferences and Rights of Series
                  B Convertible Participating Preferred Stock of Jarden
                  Corporation and the Certificate of Correction thereto (filed as Exhibit 3.1 to the Company's Form 8-K filed with the
                  Commission on January 27, 2005, and incorporated herein by reference).

     3.2          Certificate of Designations, Preferences and Rights of Series
                  C Mandatory Convertible Participating Preferred Stock of
                  Jarden Corporation and the Certificate of Correction thereto
                  (filed as Exhibit 3.2 to the Company's Form 8-K filed with the
                  Commission on January 27, 2005, and incorporated herein by reference).

     10.1         Credit Agreement, dated as of January 24, 2005, among Jarden
                  Corporation, as the borrower, Canadian Imperial Bank of
                  Commerce, as administrative agent, Citicorp USA, Inc., as
                  syndication agent, and Bank of America, N.A., National City
                  Bank of Indiana and SunTrust Bank, as co-documentation agents, and Citigroup Global Markets Inc. and CIBC World Markets
                  Corp., as joint-lead arrangers and joint book-running
                  managers, and the lenders and letters of credit issuers
                  parties thereto (filed as Exhibit 10.1 to the Company's Form
                  8-K filed with the Commission on January 27, 2005, and
                  incorporated herein by reference).

     10.2         Pledge and Security Agreement, dated as of January 24, 2005, by and among Jarden Corporation and the several subsidiary grantors signatories thereto (filed as Exhibit 10.2 to the
                  Company's Form 8-K filed with the Commission on January 27,
                  2005, and incorporated herein by reference).

     10.3         Guaranty, dated as of January 24, 2005, of the several
                  subsidiary guarantors signatories thereto (filed as Exhibit
                  10.3 to the Company's Form 8-K filed with the Commission on
                  January 27, 2005, and incorporated herein by reference).

     10.4         Second Amended and Restated Employment Agreement, dated as of
                  January 24, 2005, between the Company and Martin E. Franklin
                  (filed as Exhibit 10.4 to the Company's Form 8-K filed with the Commission on January 27, 2005, and incorporated herein by reference).

     10.5         Second Amended and Restated Employment Agreement, dated as of
                  January 24, 2005, between the Company and Ian G.H. Ashken
                  (filed as Exhibit 10.5 to the Company's Form 8-K filed with the Commission on January 27, 2005, and incorporated herein by reference).

     10.6         Amended and Restated Employment Agreement, dated as of January
                  24, 2005, between the Company and James E. Lillie (filed as
                  Exhibit 10.6 to the Company's Form 8-K filed with the
                  Commission on January 27, 2005, and incorporated herein by reference).

     Exhibit      Description
     -------      -----------

     21.1         Subsidiaries of the Company (filed as Exhibit 21.1 to the
                  Company's Form 8-K/A filed with the Commission on March 24,
                  2005, and incorporated herein by reference).

*    31.1         Certification of Chief Executive Officer Pursuant to Rule
                  13a-14(a) as Adopted Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.

*    31.2         Certification of Chief Financial Officer Pursuant to Rule
                  13a-14(a) as Adopted Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.

*    32.1         Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       JARDEN CORPORATION

Date: May 13, 2005                     By: /s/ Ian G.H. Ashken
                                           -------------------
                                           Ian G.H. Ashken
                                           Vice Chairman,
                                           Chief Financial Officer and Secretary
                                           (on behalf of the Registrant and
                                           Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit        Description
-------        -----------

*  31.1        Certification of Chief Executive Officer Pursuant to Rule
               13a-14(a) as Adopted Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002.

*  31.2        Certification of Chief Financial Officer Pursuant to Rule
               13a-14(a) as Adopted Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002.

*  32.1        Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

