Form 10-Q
period 2005-06-30
JARDEN CORP
filed 2005-08-09
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Jarden Corporation

Delaware	0-21052	35-1828377
State of Incorporation	Commission File Number	IRS Identification Number

555 Theodore Fremd Avenue

Rye, New York 10580

Registrant’s telephone number, including area code: (914) 967-9400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2005
Common Stock, par value $0.01 per share	54,107,515 shares

JARDEN CORPORATION

Quarterly Report on Form 10-Q

For the three and six month periods ended June 30, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three month period ended		Six month period ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net sales	$754,329	$199,035	$1,275,675	$357,359
Cost of sales	557,831	131,236	958,232	238,255
Selling, general and administrative expenses	118,630	35,757	215,581	69,287
Reorganization and acquisition-related integration costs	5,878	—	8,806	—

Operating earnings	71,990	32,042	93,056	49,817
Interest expense, net	19,075	6,075	34,050	11,695
Loss on early extinguishment of debt	—	—	6,046	—

Income before taxes	52,915	25,967	52,960	38,122
Income tax provision	20,108	9,920	20,125	14,562

Net income	32,807	16,047	32,835	23,560
Paid-in-kind dividends on Series B and C preferred stock	(2,825)	—	(8,319)	—
Charges from beneficial conversions of Series B and C preferred stock	(22,411)	—	(38,952)	—

Income (loss) attributable to stockholders	7,571	$16,047	$(14,436)	$23,560

Less: income allocable to preferred stockholders	(1,869)

Income allocable to common stockholders	$5,702

Basic earnings (loss) per share	$0.13	$0.39	$(0.33)	$0.58
Diluted earnings (loss) per share	$0.12	$0.38	$(0.33)	$0.56
Weighted average shares outstanding:
Basic	43,997	40,757	43,600	40,662
Diluted	45,767	42,438	43,600	42,363

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three month period ended		Six month period ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income	$32,807	$16,047	$32,835	$23,560
Unrealized (loss) gain on interest rate swaps	(4,616)	73	1,228	65
Foreign currency translation	(4,880)	(621)	(6,927)	(825)
Unrealized (loss) gain on foreign exchange forward contracts	(203)	—	256	—

Comprehensive income	$23,108	$15,499	$27,392	$22,800

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$103,785	$20,665
Accounts receivable, net	439,971	127,468
Inventories	554,897	154,180
Other current assets	81,796	32,749
Assets held for sale	9,365	—

Total current assets	1,189,814	335,062

Non-current assets:
Property, plant and equipment, net	254,463	85,429
Intangibles, net	1,235,480	602,383
Other assets	52,141	19,507

Total assets	$2,731,898	$1,042,381

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt and current portion of long-term debt	$42,320	$16,951
Accounts payable	210,596	48,910
Deferred consideration for acquisitions	26,995	28,995
Other current liabilities	244,910	58,835

Total current liabilities	524,821	153,691

Non-current liabilities:
Long-term debt	1,120,580	470,500
Deferred consideration for acquisitions	40,000	10,250
Other non-current liabilities	330,142	73,989

Total non-current liabilities	1,490,722	554,739

Commitments and contingencies
Stockholders’ equity:
Series B preferred stock, ($0.01 par value, 307 shares issued and outstanding at June 30, 2005)	307,635	—
Common stock ($0.01 par value, 47,508 and 43,080 shares issued and 47,508 and 42,438 shares outstanding at June 30, 2005 and December 31, 2004, respectively)	475	430
Additional paid-in capital	280,808	192,861
Retained earnings	128,808	143,245
Other stockholders’ equity	(1,371)	(2,585)

Total stockholders’ equity	716,355	333,951

Total liabilities and stockholders’ equity	$2,731,898	$1,042,381

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six month period ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net income	$32,835	$23,560
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	25,384	8,837
Other non-cash items	21,355	2,045
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(90,843)	(10,215)
Inventory	(38,448)	(29,013)
Accounts payable	31,949	9,617
Other assets and liabilities	(44,609)	(4,738)

Net cash (used in) provided by operating activities	(62,377)	93

Cash flows from financing activities:
Proceeds from revolving credit borrowings	63,748	8,900
Payments on revolving credit borrowings	(51,300)	(2,000)
Proceeds from issuance of long-term debt	950,000	116,000
Payments on long-term debt	(307,387)	(5,289)
Proceeds from issuance of stock, net of transaction fees	350,379	—
Payments on seller notes	—	(5,400)
Debt issuance costs	(17,588)	(2,010)
Other	1,597	1,715

Net cash provided by financing activities	989,449	111,916

Cash flows from investing activities:
Additions to property, plant and equipment	(24,709)	(3,517)
Acquisition of businesses, net of cash acquired	(818,103)	(228,876)
Other	(1,140)	(523)

Net cash used in investing activities	(843,952)	(232,916)

Net increase (decrease) in cash and cash equivalents	83,120	(120,907)
Cash and cash equivalents at beginning of period	20,665	125,400

Cash and cash equivalents at end of period	$103,785	$4,493

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Jarden Corporation (the “Company” or “Jarden”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Results of operations for the periods shown are not necessarily indicative of results for the full year, particularly in view of the varying seasonality of certain of our product line sales and the acquisitions the Company has completed during 2005 (see Note 4).

The Condensed Consolidated Balance Sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, and any amendments thereto, for the year ended December 31, 2004.

Certain reclassifications have been made in the Company’s financial statements of the prior year to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

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

Stock Split

On June 9, 2005, the Company’s Board of Directors declared a 3-for-2 stock split in the form of a stock dividend of one additional share of common stock for every two shares of common stock, payable on July 11, 2005 to shareholders of record as of the close of business on June 20, 2005. The Company retained the current par value of $0.01 per share for all common shares. All references to the number of shares outstanding, per share amounts, issued shares, restricted stock and stock option data of the Company’s common shares have been restated to reflect the effect of the stock split for all periods presented in the accompanying unaudited condensed consolidated financial statements of the Company and footnotes thereto. Stockholders’ equity reflects the effect of the stock split by reclassifying from “Additional paid-in capital” to “Common stock” an amount equal to the par value of the additional shares resulting from the stock split.

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

Cost of Sales

The Company’s cost of sales includes the costs of raw materials and finished goods purchases, manufacturing costs and warehouse and distribution costs.

Selling, General and Administrative Expenses

The Company’s selling, general and administrative (“SG&A”) expenses include selling, administrative and corporate expenses, including but not limited to related payroll and employee benefits, stock-based compensation, employment taxes, management information systems, marketing, advertising, office rent, insurance, legal, finance, audit and travel.

Product Warranty Costs

The Company recognizes warranty costs based on an estimate of amounts required to meet future warranty obligations arising as part of the sale of its products. In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 5 “Accounting for Contingencies”, the Company accrues an estimated liability at the time of a product sale based on historical claim rates applied to current period sales, as well as any information applicable to current product sales that may indicate a deviation from such historical claim rate trends. Included within “Other current liabilities” and “Other non-current liabilities” in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2005 was $33.8 million and $4.1 million, respectively, of product warranty reserves.

Activity for the six months ended June 30, 2005 was as follows (in millions):

Warranty reserves at December 31, 2004	$0.3
Balances assumed in AHI Acquisition (see Note 4)	38.5
Provision for warranties issued	29.2
Foreign currency translation	(0.3)
Warranty claims paid	(29.8)

Warranty reserves at June 30, 2005	$37.9

Included in “Other current liabilities” in the Company’s Condensed Consolidated Balance Sheets as of December 31, 2004 was $0.3 million of product warranty reserves.

Sales Incentives and Trade Promotion Allowances

The Company offers sales incentives and promotional programs to its reseller customers from time to time in the normal course of business. These incentives and promotions typically include arrangements known as slotting fees, cooperative advertising and buydowns, and the Company accounts for these transactions consistent with the requirements of FASB Emerging Issues Task Force (“EITF”) No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products).” The majority of such arrangements are recorded as a reduction to net sales in the Company’s Condensed Consolidated Statements of Operations. However, pursuant to the applicable provisions of EITF No. 01-9, the Company does include consideration granted in certain of these transactions as SG&A expenses in its Condensed Consolidated Statements of Operations. The amounts charged to SG&A totaled $1.6 million and $0.9 million for the three month periods ended June 30, 2005 and 2004, respectively, and $2.6 million and $2.3 million for the six month periods ended June 30, 2005 and 2004, respectively.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion No. 25”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and the recording of such expense in the Condensed Consolidated Statements of Operations. In April 2005, the Securities and Exchange Commission (“SEC”) issued an amendment to Rule 4-01(a) of Regulation S-X “Compliance Date for Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.” This amendment defers the effective date of the accounting provisions of SFAS No. 123R to the first fiscal year beginning after June 15, 2005. Accordingly, the Company is required to adopt the provisions of SFAS No. 123R effective January 1, 2006.

Under SFAS No. 123R, the pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company will need to determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The Company plans to adopt SFAS No. 123R using the modified-prospective method. Accordingly, the adoption of SFAS No. 123R’s fair value method may have a significant impact on the Company’s results of operations, although it will have no impact on the overall financial position. The impact of the adoption of SFAS No. 123R cannot be determined at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard may have approximated the impact as determined using the Black-Scholes method in accordance with SFAS No. 123 and as described in the disclosure of pro forma net income (loss) allocable to common stockholders and earnings (loss) per share in Note 2.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” (“SFAS No. 153”). The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“Opinion No. 29”) is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has evaluated the impact of adoption of SFAS No. 153, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN No. 47”), an interpretation of SFAS No. 143 “Asset Retirement Obligations.” FIN No. 47 is effective for fiscal years ending after December 15, 2005. The Company is currently assessing the impact, if any, the adoption of FIN No. 47 will have on the results of its consolidated operations, financial position or cash flows.

In July 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction,” effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 supercedes APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and requires retrospective application to prior periods of any voluntary changes to alternatively permitted accounting principles, unless impracticable.

2. Stock-Based Compensation

As allowed for by SFAS No. 123, the Company accounts for the issuance of stock options using the intrinsic value method in accordance with Opinion No. 25 and related interpretations. Generally, for the

Company’s stock option plans, no compensation cost is recognized in the Condensed Consolidated Statements of Operations because the exercise price of the Company’s stock options generally equals the market price of the underlying stock on the date of grant. Alternatively, the Company recognizes compensation costs in circumstances where the market price of the underlying stock exceeds the exercise price of the Company’s stock options on the date of grant.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans, the Company’s net income (loss) allocable to common stockholders and earnings (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three month period ended		Six month period ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income, as reported	$32,807	$16,047	$32,835	$23,560
Paid-in-kind dividends on Series B and C preferred stock	(2,825)	—	(8,319)	—
Charges from beneficial conversions of Series B and C preferred Stock	(22,411)	—	(38,952)	—

Net income (loss) attributable to stockholders	7,571	16,047	(14,436)	23,560
Less: income allocable to preferred stockholders	(1,869)	—	—	—

Income (loss) allocable to common stockholders	5,702	16,047	(14,436)	23,560
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	195	43	359	86
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax related effects	(1,291)	(663)	(2,212)	(1,349)

Pro forma net income (loss) allocable to common stockholders	$4,606	$15,427	$(16,289)	$22,297

Basic earnings (loss) per share:
As reported	$0.13	$0.39	$(0.33)	$0.58
Pro forma	$0.11	$0.38	$(0.37)	$0.55
Diluted earnings (loss) per share:
As reported	$0.12	$0.38	$(0.33)	$0.56
Pro forma	$0.10	$0.36	$(0.37)	$0.53

3. Inventories

Inventories at June 30, 2005 and December 31, 2004 were comprised of the following (in millions):

	June 30, 2005	December 31, 2004
Raw materials and supplies	$87.5	$20.6
Work in process	40.3	10.9
Finished goods	427.1	122.7

Total inventories	$554.9	$154.2

4. Acquisitions

On January 24, 2005, the Company completed its acquisition of American Household, Inc. (“AHI” and the “AHI Acquisition”), a privately held company, for approximately $745.6 million for the equity and the repayment of approximately $100 million of indebtedness. Of the equity portion of the purchase price, $40 million was held back by the Company to cover potential indemnification claims against the sellers of AHI. Such amount is recorded as part of “Deferred consideration for acquisitions” in the non-current liabilities section of the Condensed Consolidated Balance Sheet as of June 30, 2005. AHI is the parent of The Coleman Company, Inc. (“Coleman”) and Sunbeam Products, Inc. (now known as Jarden Consumer Solutions “JCS”), leading producers of global consumer products through brands such as BRK®, Campingaz®, Coleman®, First Alert®, Health o meter®, Mr. Coffee®, Oster® and Sunbeam®. On June 28, 2004, the Company acquired Bicycle Holding, Inc., and its subsidiaries including United States Playing Card Company (“USPC” and “USPC Acquisition”).

The Company financed the AHI Acquisition via the issuance of $350 million of equity securities (see Note 10) and a new $1.05 billion senior credit facility (“Senior Credit Facility’), consisting of a term loan facility (“Term Loan”) in the aggregate principal amount of $850 million and a revolving credit facility with an aggregate commitment of $200 million (see Note 6). This facility replaces the Company’s Second Amended Credit Agreement (“Second Amended Credit Agreement”). The AHI Acquisition represents a significant element in advancing the Company’s strategy of acquiring branded consumer products businesses with leading market positions in markets for products used in and around the home. The following unaudited pro forma financial information includes the actual reported results of the Company, as well as giving pro forma effect to the AHI Acquisition and related financing, and the USPC Acquisition as if they had been consummated as of the beginning of the earliest periods presented (in millions, except per share data):

	Three month period ended		Six month period ended
	June 30, 2005 (Actual)	June 30, 2004 (Pro Forma)	June 30, 2005 (Pro Forma)	June 30, 2004 (Pro Forma)
Net sales	$754.3	$738.9	$1,344.1	$1,309.1
Net income	32.8	32.7	29.1	32.1
Net income (loss) allocable to common stockholders (after deducting preferred stock dividends and beneficial conversion charges)	5.7	21.9	(15.6)	19.4
Diluted earnings (loss) per share	0.12	0.50	(0.36)	0.45
Reorganization and acquisition-related integration costs included in net income (loss) allocable to common stockholders	5.9	0.7	8.8	11.1
Charges from beneficial conversions on Series B and C preferred stock included in net income (loss) allocable to common stockholders	22.4	—	38.9	—

The goodwill and other intangibles recorded in connection with the Company’s acquisitions are discussed in Note 5. The table below summarizes the preliminary estimate of the value of the assets acquired and the liabilities assumed in connection with the AHI Acquisition (in millions):

Current assets	$709.6
Property, plant and equipment	176.1
Other non-current assets	20.1

Total assets acquired	905.8

Current liabilities	353.2
Non-current liabilities	303.4

Total liabilities assumed	656.6

Net assets acquired	249.2
Purchase price (including transaction expenses and assumed debt)	880.3

Purchase price paid in excess of fair value of tangible assets (see Note 5)	$631.1

On July 18, 2005, the Company completed the acquisition of The Holmes Group, Inc. (“Holmes” and the “THG Acquisition”), a leading manufacturer and distributor of home environment and small kitchen electrics under well-recognized consumer brand names. The impact of this acquisition is not included in any of the financial information presented herein. See Note 16 “Subsequent Events” for additional information regarding this acquisition.

5. Intangibles

As of June 30, 2005 and December 31, 2004, the Company’s intangible assets by segment are as follows (in millions):

	Branded Consumables	Consumer Solutions	Corporate	Total
June 30, 2005
Purchase price paid in excess of fair value of tangible assets for AHI Acquisition (1)			$631.1	$631.1

Intangible assets not subject to amortization:
Goodwill	$378.0	$90.7	—	468.7
Trademarks	75.6	56.1	—	131.7

Intangible assets not subject to amortization	453.6	146.8	—	600.4

Intangible assets subject to amortization:
Patents	—	0.1	—	0.1
Non-compete agreements	1.1	—	—	1.1
Manufacturing processes and expertise	—	6.5	—	6.5
Accumulated amortization	(0.9)	(2.8)	—	(3.7)

Net amount of intangible assets subject to amortization	0.2	3.8	—	4.0

Total goodwill, trademarks and other intangible assets	$453.8	$150.6	$631.1	$1,235.5

(1)	The Company has not yet completed its purchase price allocation for the AHI Acquisition in accordance with SFAS No. 141 “Business Combinations.” When this is completed, the Company expects to record the allocation of purchase price, and related tax effects, in the applicable business segment. The Company anticipates that the excess purchase price over the fair value of tangible assets acquired will be allocated primarily to trademarks and goodwill.

	Branded Consumables	Consumer Solutions	Total
December 31, 2004
Intangible assets not subject to amortization:
Goodwill	$376.6	$91.1	$467.7
Trademarks	73.9	56.1	130.0

Intangible assets not subject to amortization	450.5	147.2	597.7

Intangible assets subject to amortization:
Non-compete agreements	1.1	—	1.1
Manufacturing processes and expertise	—	6.5	6.5
Accumulated amortization	(0.5)	(2.4)	(2.9)

Net amount of intangible assets subject to amortization	0.6	4.1	4.7

Total goodwill, trademarks and other intangible assets	$451.1	$151.3	$602.4

In the branded consumables segment, the only intangible assets which had finite lives and were subject to amortization were two non-compete agreements in the aggregate amount of approximately $1.1 million, which were assumed by the Company in connection with the USPC Acquisition which were being amortized over the term of the respective agreements. Amortization for the non-compete agreements in the aggregate amount of approximately $0.1 million and $0.3 million was recorded in the three and six month periods ended June 30, 2005, respectively, and is included in SG&A expenses in the Condensed Consolidated Statements of Operations. There was no amortization for the three or six month periods ended June 30, 2004.

In the consumer solutions segment, the only intangible assets which have finite lives and are currently subject to amortization are the manufacturing processes and expertise and patents, which are being amortized over a period of seven years. Amortization for the manufacturing processes and expertise in the aggregate amount of approximately $0.2 million and $0.5 million was recorded in the three and six month periods ended June 30, 2005, respectively, and $0.2 million and $0.5 million and in the three and six month periods ended June 30, 2004, respectively. These amounts are included in SG&A expenses in the Condensed Consolidated Statements of Operations. Amortization of the patents was less than $0.1 million for both the three and six month periods ended June 30, 2005. There was no patent amortization expense in the three or six month periods ended June 30, 2004.

A portion of the consumer solutions segment’s goodwill is recorded on a Canadian subsidiary’s books. Due to the effect of foreign currency translations, such goodwill decreased by approximately $0.2 million in the six month period ended June 30, 2005.

As of June 30, 2005, approximately $786 million of the goodwill and other intangible assets recorded by the Company is not deductible for income tax purposes. Such amount is subject to change based upon purchase accounting adjustments that may be made within one year of acquisition.

6. Debt

Debt is comprised of the following at June 30, 2005 (in millions):

June 30, 2005
Senior Credit Facility Term Loan	$945.5
9¾% Senior Subordinated Notes	179.9
Senior Credit Facility Revolver	12.4
Non-U.S. borrowings	20.4
Other (primarily capital leases)	0.8
Non-debt balances arising from interest rate swap activity	3.9

Total debt	1,162.9
Less current portion	42.3

Total long-term debt	$1,120.6

Senior Credit Facility

As discussed in Note 4, the AHI Acquisition was partially funded through drawings on the $1.05 billion Senior Credit Facility, consisting of the $850 million Term Loan and a revolving credit facility with an aggregate commitment of $200 million. This facility replaced the Second Amended Credit Agreement. As part of the replacement of the Second Amended Credit Agreement, the Company recorded a loss on early extinguishment of debt in its Condensed Consolidated Statements of Operations in connection with the write-off of approximately $6.0 million of unamortized deferred debt issuance costs during the six month period ended June 30, 2005.

On April 11, 2005, the Company completed a $100.0 million add-on to its Term Loan. These proceeds were used for general corporate purposes and strategic initiatives.

As of June 30, 2005, the Company had $945.5 million outstanding under its Term Loan facility and $12.4 million outstanding under its revolving credit facility (consisting solely of foreign currency borrowings). As of June 30, 2005, net availability under the Senior Credit Facility was approximately $138.3 million, after deducting $48.7 million of issued letters of credit and a 5% exchange rate fluctuation allowance for foreign currency borrowings. The letters of credit outstanding included $9.5 million securing the deferred consideration arising from the USPC Acquisition. The Company is required to pay commitment fees on the unused balance of the revolving credit facility.

Non-U.S. Borrowings

As of June 30, 2005, non-U.S. borrowings, consisting primarily of outstanding balances under various foreign credit lines and facilities entered into by certain non-U.S. subsidiaries of the Company, totaled $20.4 million, and are reflected as “Short-term debt and current portion of long-term debt” in the Condensed Consolidated Balance Sheets. Certain of these foreign credit lines are secured by the non-U.S. subsidiaries’ inventory and/or accounts receivable.

Dividend Restrictions

The Senior Credit Facility contains a covenant which restricts the Company and its subsidiaries from making certain “restricted payments” (any dividend or other distribution, whether in cash, securities or other property, with respect to any stock or stock equivalents of the Company or any subsidiary), except that:

•	the Company may declare and make dividend payments or other distributions payable in common stock;

•	the Company may pay dividends in respect of the Company’s preferred stock paid-in-kind and not in cash;

•	from and after December 1, 2009, the Company may declare and make cash dividend payments or other distributions to the holders of the then outstanding shares of preferred stock in accordance with the terms of the applicable certificate of designations (provided certain conditions are met);

•	the Company may repurchase shares of its own stock (provided certain conditions are met);

•	from and after January 24, 2009, the Company may repurchase or redeem shares of its preferred stock; and

•	the Company may make restricted payments during any fiscal year not otherwise permitted, provided that certain applicable thresholds are met.

The indenture related to the Company’s 9¾% Senior Subordinated Notes (the “Indenture”) contains a covenant which restricts the Company from declaring or paying any dividends, or making any other payment or distribution of the Company’s equity interests or to the holders of the Company’s equity interests in their capacity as such (other than distributions payable in equity interests of the Company or to the Company or a restricted subsidiary of the Company), unless specified thresholds are met.

Debt Covenant Compliance

The Company was in compliance as of June 30, 2005 with all covenants contained in both the Senior Credit Facility and the Indenture.

Each of the Senior Credit Facility and the Indenture contain cross-default provisions pursuant to which a default in respect to certain of the Company’s other indebtedness could trigger a default by the Company under the Senior Credit Facility and the Indenture. If the Company defaults under the covenants (including the cross-default provisions) the Company’s lenders could foreclose on their security interest in the Company’s assets, which may have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows.

The Company’s obligations under the Senior Credit Facility and the Indenture are guaranteed, on a joint and several basis, by certain of its subsidiaries, which are primarily domestic subsidiaries and all of which are directly or indirectly 100% owned by the Company (See Note 15).

Interest Income

The Company periodically receives interest income for excess cash deposited with financial institutions. Such interest income is recorded as an offset to interest expense and totaled $0.5 million and $0.1 million in the three month periods ended June 30, 2005 and June 30, 2004, respectively, and $0.8 million and $0.5 million in the six month periods ended June 30, 2005 and June 30, 2004, respectively.

7. Derivative Financial Instruments

Cash Flow Hedges

On January 24, 2005, the Company entered into two interest rate swaps, effective on January 26, 2005, that converted the floating rate interest related to an aggregate of $125 million under the Term Loan for a fixed obligation. Such interest rate swaps carry a fixed interest rate of 4.025% per annum for a term of five years. In addition, the Company entered into two interest rate swaps in December 2004 that were effective on January 4, 2005. These swaps convert the interest payments related to an aggregate of $300 million of floating rate debt for a fixed obligation. The first interest rate swap, for $150 million of notional value, carries a fixed interest rate of 5.625% per annum (including a 2% applicable margin) for a term of three years. The second interest rate swap, also for $150 million of notional value, carries a fixed interest rate of 6.0675% per annum (also including a 2% applicable margin) for a term of five years. All four interest rate swaps have interest payment dates that are the same as the Term Loan. The swaps are considered to be cash flow hedges and are also considered to be effective hedges against changes in future interest payments of the Company’s floating-rate debt obligation for both tax and accounting purposes.

The Company also entered into two additional interest rate swaps effective July 18, 2005 in anticipation of the closing of the THG Acquisition and the issuance of additional variable interest term loan debt. Once effective, these swaps will convert an aggregate of $200 million under the Term Loan for a fixed obligation. These swaps, each for $100 million of notional value, carry a fixed interest rate of 5.84% and 5.86% per annum (both including a 1.75% applicable margin) for a term of five years. These swaps are considered to be cash flow hedges and are also considered to be effective hedges against changes in future interest payments of the Company’s floating-rate debt obligation for both tax and accounting purposes.

Gains and losses related to the fair value of the interest rate swaps are reported as a component of other comprehensive income and are reclassified into earnings in the same period that the hedged transaction affects earnings. As of June 30, 2005, the fair market value of the Company’s cash flow hedges was favorable in an amount of approximately $1.5 million and was included within “Other assets” in the Condensed Consolidated Balance Sheets.

Fair Value Hedges

As of June 30, 2005, the fair value of the Company’s interest rate swaps, which are accounted for as fair value hedges, was unfavorable in an amount of approximately $0.9 million and was included within “Other non-current liabilities” with a corresponding offset to “Long-term debt,” in the Condensed Consolidated Balance Sheets.

Foreign Exchange Rate Hedges

The Company utilizes forward foreign exchange rate contracts (“Forward Contracts”) to reduce its foreign currency exchange rate exposures. The Company designates qualifying Forward Contracts as cash flow hedge instruments.

At June 30, 2005, the fair value of open Forward Contracts was a liability of approximately $0.6 million, and is reflected in “Other current liabilities” in the Condensed Consolidated Balance Sheets. The unrealized change in the fair values of open Forward Contracts from designation date (January 24, 2005) to June 30, 2005 amounted to $1.5 million, of which $0.4 million is included in other comprehensive income and the remainder is reflected in SG&A expenses in the Condensed Consolidated Statements of Operations. U.S. dollar equivalent contractual notional amounts to purchase and sell currencies for open foreign exchange contracts as of June 30, 2005 totaled $44.8 million.

8. Income taxes

The Company continues its evaluation of the effects, if any, of the impact of the one-time favorable foreign dividend provision recently enacted as part of the American Jobs Creation Act of 2004. The Company expects such evaluation to be completed by September 30, 2005.

9. Contingencies

Litigation

Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees for defending such actions. The costs are accrued when it is both probable that a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company’s assessment, after consultation with counsel (if deemed appropriate), of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs and other significant factors that vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. The Company believes that anticipated probable costs of litigation matters have been adequately reserved to the extent determinable.

The Company does not believe that the disposition of these legal disputes will have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows. The Company and/or its subsidiaries are also involved in various other lawsuits arising from time to time that the Company considers ordinary routine litigation incidental to its business. The Company believes that the resolution of these routine matters, individually or in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

Environmental Matters

The Company’s operations, like those of comparable businesses, are subject to certain federal, state, local and foreign environmental laws and regulations in addition to laws and regulations regarding labeling and packaging of products and the sales of products containing certain environmentally sensitive materials.

In addition to ongoing environmental compliance at its operations, the Company also is actively engaged in environmental remediation activities, the majority of which relate to divested operations. The Company or various of its subsidiaries have been identified by the United States Environmental Protection Agency (“EPA”) or a state environmental agency as a Potentially Responsible Party (“PRP”) pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law at various sites (collectively the “Environmental Sites”). The remediation efforts in which the Company is involved include facility investigations, including soil and groundwater investigations, corrective measure studies, including feasibility studies, groundwater monitoring, extraction and treatment and soil sampling, excavation and treatment relating to environmental clean-ups. In certain instances, the Company has entered into agreements with governmental authorities to undertake additional investigatory activities and in other instances have agreed to implement appropriate remedial actions. The Company, when necessary, has also established reserve amounts for certain non-compliance matters including those involving air emissions.

The Company has established reserves to cover the anticipated probable costs of investigation and remediation, based upon periodic reviews of all sites for which they have, or may have remediation responsibility. The Company or various of its subsidiaries accrue environmental investigation and remediation costs when it is probable that a liability has been incurred, the amount of the liability can be reasonably estimated and their responsibility for the liability is established. Generally, the timing of these accruals coincides with the earlier of formal commitment to an investigation plan, completion of a feasibility study or a commitment to a formal plan of action. The Company accrued its best estimate of investigation and remediation costs based upon facts known at such dates and because of the inherent difficulties in estimating the ultimate amount of environmental costs, which are further described below, these estimates may materially change in the future as a result of the uncertainties described below. Estimated costs, which are based upon experience with similar sites and technical evaluations, are judgmental in nature and are recorded at discounted amounts without considering the impact of inflation and are adjusted periodically to reflect changes in applicable laws or regulations, changes in available technologies and receipt by the Company of new information. It is difficult to estimate the ultimate level of future environmental expenditures due to a number of uncertainties surrounding environmental liabilities. These uncertainties include the applicability of laws and regulations, changes in environmental remediation requirements, the enactment of additional regulations, uncertainties surrounding remediation procedures including the development of new technology, the identification of new sites for which the Company and various of its subsidiaries could be a PRP, information relating to the exact nature and extent of the contamination at each site and the extent of required cleanup efforts, the uncertainties with respect to the ultimate outcome of issues which may be actively contested and the varying costs of alternative remediation strategies. The Company continues to pursue the recovery of some environmental remediation costs from certain of its liability insurance carriers; however, such potential recoveries have not been offset against potential liabilities and have not been considered in determining environmental reserves. The Company is also protected from certain increases in liabilities through the indemnification provisions of the AHI Acquisition.

Due to uncertainty over remedial measures to be adopted at some sites, the possibility of changes in environmental laws and regulations and the fact that joint and several liability with the right of contribution is possible at federal and state Superfund sites, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of June 30, 2005.

The Company believes that the costs of completing environmental remediation of all sites for which the Company has a remediation responsibility have been adequately reserved and that the ultimate resolution of these matters will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

Product Liability Matters

As a consumer goods manufacturer and distributor, the Company and/or its subsidiaries face the risk of product liability and related lawsuits involving claims for substantial money damages, product recall actions and higher than anticipated rates of warranty returns or other returns of goods. These claims could result in liabilities that could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company and/or its subsidiaries are party to various personal injury and property damage lawsuits relating to their products and incidental to its business. Annually, the Company sets its product liability insurance program which is an occurrence-based program based on the Company and its subsidiaries’ current and historical claims experience and the availability and cost of insurance. The Company’s product liability insurance program generally is comprised of a self-insurance retention per occurrence and an aggregate limit on exposure.

Cumulative amounts estimated to be payable by the Company with respect to pending and potential claims for all years in which the Company is liable under its self-insurance retention have been accrued as liabilities. Such accrued liabilities are based on estimates (which include actuarial determinations made by an independent actuarial consultant as to liability exposure, taking into account prior experience, number of claims and other relevant factors); thus, the Company’s ultimate liability may exceed or be less than the amounts accrued. The methods of making such estimates and establishing the resulting liability are reviewed on a regular basis and any adjustments resulting therefrom are reflected in current operating results.

Historically, product liability awards have rarely exceeded the Company’s individual per occurrence self-insured retention. There can be no assurance, however, that the Company’s future product liability experience will be consistent with its past experience. Based on current information, the Company believes that the ultimate conclusion of the various pending product liability claims and lawsuits of the Company, in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

10. Equity

As discussed in Note 4, in connection with the AHI Acquisition, the Company issued $350 million of equity securities pursuant to a purchase agreement (“Equity Purchase Agreement”). The securities issued were as follows:

(i)	1,071,429 shares of the Company’s common stock (“Common Stock”) for approximately $21.4 million at a price of $20 per share;

(ii)	128,571 shares or $128.6 million of a new class of the Company’s preferred stock, Series B Convertible Participating Preferred Stock (“Series B Preferred Stock”) with a paid-in-kind dividend rate of 3.5% per annum; and

(iii)	200,000 shares or $200 million of a new class of the Company’s preferred stock, Series C Mandatory Convertible Participating Preferred Stock (“Series C Preferred Stock”) with a paid-in-kind dividend rate of 3.5% per annum.

In accordance with the Equity Purchase Agreement and a related Assignment and Joinder Agreement, approximately $300 million of the Company’s equity securities were issued to Warburg Pincus Private Equity VIII, LP and its affiliates and approximately $50 million were issued to Catterton Partners V, LP and its affiliates, both private equity investors (collectively “Private Equity Investors”). The cash raised in connection with the Equity Purchase Agreement was used to fund a portion of the cash purchase price of AHI.

A beneficial conversion charge of $16.5 million was recorded upon the issuance of the Series B Preferred Stock and Common Stock issued on January 24, 2005 and an additional beneficial conversion charge of $22.4 million was recorded upon the conversion of the Series C Preferred Stock into Series B Preferred Stock and Common Stock (see discussion below). Such charges reflect the difference between the respective conversion prices of the Series B and C Preferred Stock and the closing market price of the Company’s common stock on September 17, 2004, the last business day before the execution of the transaction documents (“Execution Date”). However, the terms of the preferred and common stock issuances to the Private Equity Investors were negotiated during the two months leading up to the Execution Date when the average market price of the Company’s common stock was, in fact, less than the conversion price.

On June 9, 2005, following requisite stockholder approval, the Series C Preferred Stock was converted into approximately 175,492 shares of Series B Preferred Stock and approximately 1,462,453 shares of common stock.

The Certificates of Designation for the Series B Preferred Stock prohibit the Company from taking certain actions, including the payment of dividends under certain circumstances.

On June 29, 2005, the Company’s Board of Directors announced its intent to implement a stock repurchase plan over the second half of 2005.

During the six months ended June 30, 2005, the Company awarded 688,352 stock options and awarded 89,943 restricted shares of common stock to certain members of management and employees under the Company’s 2003 Stock Incentive Plan.

During the six months ended June 30, 2005, the Company awarded 463,998 stock options under the Company’s Amended and Restated 2003 Stock Incentive Plan (the “Restated Plan.”)

On June 23, 2005, the Company awarded 2,175,000 restricted shares of common stock to certain executive officers of the Company pursuant to the Restated Plan. Accordingly, the Company recorded approximately $78.2 million of deferred compensation in connection with this award. These shares vest on the later of November 1, 2005 or the date on which certain Jarden common stock market price targets are achieved in accordance with the terms of the related agreements.

Certain of the Company’s executive officers have entered into trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. A trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s common stock.

11. Earnings Per Share Calculation

The Company’s Series B Preferred Stock is considered a participating security and, accordingly, the Company computes its earnings (loss) per share using the “two class” method consistent with the provisions of EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128.” The “two class” method is an earnings allocation formula for computing earnings per share. Basic earnings (loss) per share was calculated by dividing the earnings (loss) allocable to common stockholders by the weighted average number of common shares outstanding during the periods shown. Diluted earnings (loss) per share was calculated by dividing earnings (loss) allocable to common stockholders by the sum of the weighted average number of common shares outstanding and the assumed issuance of common shares for all dilutive securities. A computation of earnings (loss) per share is as follows (in thousands, except per share data):

	Three month period ended		Six month period ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income, as reported	$32,807	$16,047	$32,835	$23,560
Paid-in-kind dividends on Series B and C preferred stock	(2,825)	—	(8,319)	—
Charges from beneficial conversions of Series B and Series C preferred stock	(22,411)	—	(38,952)	—

Net income (loss) attributable to stockholders	7,571	$16,047	$(14,436)	$23,560

Less: income allocable to preferred stockholders	(1,869)

Income allocable to common stockholders	$5,702

Weighted average shares outstanding	43,997	40,757	43,600	40,662
Additional shares assuming conversion of stock options and restricted stock	1,770	1,681	—	1,701

Weighted average shares outstanding assuming conversion	45,767	42,438	43,600	42,363

Basic earnings (loss) per share	$0.13	$0.39	$(0.33)	$0.58
Diluted earnings (loss) per share	$0.12	$0.38	$(0.33)	$0.56

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

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”) was signed into law. The Medicare Act introduced a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2, which provides guidance on accounting for the effects of the Medicare Act, requires companies eligible for Federal subsidies under the Medicare Act to recognize the expected benefit in their determination of the accumulated benefit obligation for their postretirement plans.

Components of Net Periodic Costs for Domestic Plans

Net periodic pension costs and net periodic postretirement costs for domestic plans include the following components (in thousands):

	Pension Benefits		Postretirement Benefits
	Three month period ended		Three month period ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Service cost	$304	$88	$151	$22
Interest cost	3,251	346	394	51
Expected return on plan assets	(2,923)	(335)	—	—
Amortization of unrecognized prior service benefit	38	38	1	1
Recognized net actuarial loss (gain)	50	41	(2)	—

Net periodic cost	$720	$178	$544	$74

	Pension Benefits		Postretirement Benefits
	Six month period ended		Six month period ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Service cost	$591	$177	$274	$45
Interest cost	5,672	692	696	101
Expected return on plan assets	(5,118)	(671)	—	—
Amortization of unrecognized prior service benefit	76	77	2	1
Recognized net actuarial loss (gain)	100	81	(4)	—

Net periodic cost	$1,321	$356	$968	$147

Components of Net Periodic Pension Costs for Foreign Plans

In connection with the AHI Acquisition, the Company assumed the pension plans of certain non-US subsidiaries. Net periodic pension costs for foreign plans include the following components (in thousands):

	Three month period ended June 30, 2005	Six month period ended June 30, 2005
Service cost	$177	$296
Interest cost	155	260
Expected return on plan assets	(91)	(153)

Net periodic pension cost	$241	$403

The Company had no net periodic pension cost for foreign plans in the three or six month periods ended June 30, 2004.

Domestic Contributions

The Company funds its pension and postretirement plans in amounts consistent with applicable laws and regulations. The Company expects to contribute $3.6 million to its domestic pension plans and $1.7 million to other postretirement benefit plans for the year ending December 31, 2005, which includes an increase over the estimates made prior to the AHI Acquisition.

Foreign Contributions

The Company funds its pension plans in amounts consistent with applicable laws and regulations. The Company expects to contribute $0.6 million to its foreign pension plans for the year ending December 31, 2005.

13. Reorganization and Acquisition-Related Integration Costs

Branded Consumables Segment Reorganization

As part of the AHI Acquisition, during the first quarter of 2005, the Company began implementing a strategic plan to reorganize its branded consumables segment and thereby facilitate long-term cost savings and improve management and reporting capabilities. Specific cost savings initiatives include the utilization of certain shared distribution and warehousing services and information systems platforms and outsourcing the manufacturing of certain kitchen products. Reorganization costs relating to this strategic plan are currently estimated at approximately $4.2 million, excluding any capital expenditures. During the six month period ended June 30, 2005, the Company recorded charges of approximately $1.1 million consisting of severance and other employee benefit-related costs (including a non-cash charge of $0.6 million) and other costs of $1.1 (including $1.0 million of non-cash charges) which are reflected in “Reorganization and acquisition-related integration costs” in the Condensed Consolidated Statements of Operations. During the six month period ended June 30, 2005, the Company paid $0.2 million in severance and other employee benefit related costs and $0.2 million in other costs. As of June 30, 2005, approximately $0.3 million of the charge recorded remains accrued and is reflected in “Other current liabilities” in the Condensed Consolidated Balance Sheets. The majority of the amounts currently accrued are expected to be paid by December 31, 2005. The initiative is currently scheduled to be completed in the first quarter of 2006.

Outdoor Solutions Segment Outsourcing

During 2003, Coleman announced its intention to outsource the manufacturing of its outdoor recreation appliances manufactured at its Lyon, France facility. In 2004, Coleman initiated the outsourcing activities upon completion of reviews conducted by government and union officials. Other manufacturing operations in Lyon will be unaffected by this move. During the six month period ended June 30, 2005, the Company recorded charges of approximately $0.8 million (including a non-cash charge of $0.2 million), which are reflected in “Reorganization and acquisition-related integration costs” in the Condensed Consolidated

Statements of Operations. These charges primarily consist of costs associated with the plant closing and related costs. The initiative is currently scheduled to be substantially completed in 2006 and is expected to result in the termination of 125 employees, of which 74 were terminated as of June 30, 2005. The Company currently expects that it will incur additional charges of approximately $2.4 million related to this initiative. During the first six months of 2005, the Company paid $2.9 million in severance and other employee benefit-related costs and $0.7 million in other costs. As of June 30, 2005, $7.3 million, primarily related to severance and other employee benefit-related costs, remains accrued, of which $5.8 million is reflected in “Other current liabilities” and $1.5 million is reflected in “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. The amounts accrued are expected to be fully paid by 2007.

Outdoor Solutions Management Reorganization

Immediately following the AHI Acquisition, certain executive management changes were made at Coleman. The Company recorded charges, relating to travel, relocation and other related costs of three key management personnel, of approximately $0.2 million during the six month period ended June 30, 2005, all of which was paid as of June 30, 2005. These costs are reflected in “Reorganization and acquisition-related costs” in the Condensed Consolidated Statements of Operations. The Company expects to incur an additional $0.5 million during the remainder of 2005 associated with these changes. The costs associated with the related terminations following the AHI Acquisition were included in the determination of the cost of the AHI Acquisition.

Consumer Solutions Segment Reorganization

As part of the AHI Acquisition, it was determined that, due to similarities between the pre- and post-AHI Acquisition consumer solution customer bases, distribution channels and operations, significant cost savings could be achieved by combining certain functions of the two businesses such as distribution and warehousing, information technology and certain other back-office functions, in order to take advantage of a shared infrastructure and facilitate combined strategic management of this business segment. During the six month period ended June 30, 2005, the Company recorded charges of approximately $1.6 million in severance and other employee benefit-related costs and $2.6 million in other costs, which are reflected in “Reorganization and acquisition-related integration costs” in the Condensed Consolidated Statements of Operations. The initiative is currently scheduled to be completed in February 2006 and is expected to result in the termination of approximately 70 employees, of which 7 were terminated as of June 30, 2005. The Company currently expects that it will incur additional charges of approximately $6.7 million related to this initiative, excluding any capital expenditures. During the six month period ended June 30, 2005, the Company paid $0.7 million of retention bonuses which are being amortized over the retention period, $0.3 million for severance and other employee benefit-related costs, and $2.0 million in other costs. As of June 30, 2005, $1.2 million of severance, other employee benefit-related costs and other costs remain accrued, which are reflected in “Other current liabilities” in the Condensed Consolidated Balance Sheets. The amounts accrued are expected to be fully paid by 2007.

Corporate Reorganization and Acquisition-Related Integration Costs

As part of the AHI Acquisition, it was determined that certain corporate functions of the two entities would be combined and redundant functions would be eliminated. Further, certain functions and responsibilities would be transitioned to the Company’s offices in Florida while other functions would remain in the Company’s New York headquarters. During the six month period ended June 30, 2005, the Company recorded charges of approximately $1.5 million consisting of $0.7 million in severance and other employee benefit-related costs and $0.8 million in other costs, which are reflected in “Reorganization and acquisition-related integration costs” in the Condensed Consolidated Statements of Operations, of which $1.4 million has been paid. Other costs consist primarily of recruitment fees, relocation costs and travel expenses directly associated with the reorganization. The initiative is currently scheduled to be completed by the end of 2005 and resulted in the termination of 15 employees as of June 30, 2005. The Company currently expects that it will incur additional charges of approximately $0.2 million related to this initiative. As of June 30, 2005, $0.1 million of employee benefit-related costs and other costs remain accrued, which are reflected in “Other current liabilities” in the Condensed Consolidated Balance Sheets.

The following table sets forth the details and the activity related to reorganization and acquisition-related integration costs as of June 30, 2005 (in millions):

	Severance and Other Employee Benefit-Related Costs	Other Costs	Total
Accrual balance at December 31, 2004	$—	$—	$—
Additions:
Balances assumed upon AHI Acquisition	10.4	0.5	10.9
Reorganization and acquisition-related integration costs	3.6	5.2	8.8
Foreign currency translation	(0.6)	—	(0.6)
Deductions:
Cash payments	(4.6)	(4.0)	(8.6)
Non-cash	(0.6)	(1.2)	(1.8)

Accrual balance at June 30, 2005	$8.2	$0.5	$8.7

14. Segment Information

The Company reports four business segments: branded consumables, consumer solutions, outdoor solutions and other.

In the branded consumables segment, the Company markets, distributes and in certain cases manufactures a broad line of branded products that includes arts and crafts, paintbrushes, children’s card games, clothespins, collectible tins, food preparation kits, home canning jars, jar closures, kitchen matches, other craft items, plastic cutlery, playing cards and card accessories, rope, cord and twine, storage and workshop accessories, toothpicks and other accessories marketed under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, Crawford®, Diamond®, Forster®, Hoyle®, Kerr®, Lehigh®, Leslie-Locke® and Loew-Cornell® brand names, among others. Playing cards and related accessories have been included in the branded consumables segment effective June 28, 2004 as a result of the USPC Acquisition.

In the consumer solutions segment, the Company manufactures or sources, markets and distributes an array of innovative kitchen and other household products that includes bedding, blenders, coffee makers, heating pads, home vacuum packaging machines, smoke and carbon monoxide alarms, personal and animal grooming products, and warming blankets, as well as related consumable products. The segment’s leading brands include BRK®, First Alert®, FoodSaver®, Health o meter®, Mr. Coffee®, Oster®, Sunbeam® and VillaWare®. As discussed in Note 4, the JCS portion of this business was purchased with the AHI Acquisition effective January 24, 2005.

As discussed in Note 4, the outdoor solutions segment was created through the acquisition of the Coleman business effective January 24, 2005. In this segment, the Company manufactures or sources, markets and distributes outdoor leisure products worldwide under the Campingaz® and Coleman® brand names for use outside the home or away from the home, such as products for camping, backpacking, tailgating, backyard grilling and other outdoor activities.

The other segment primarily consists of a plastic consumables business which manufactures, markets and distributes a wide variety of consumer and medical plastic products, including products sold to retailers by the Company’s branded consumables segment (plastic cutlery) and consumer solutions segment (containers). The other segment also includes a producer of zinc strip.

Net sales, operating earnings, depreciation and amortization, and assets employed in operations by segment are summarized as follows (in millions):

	Three month period ended		Six month period ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net sales:
Branded consumables (a)	$165.5	$122.7	$277.2	$197.6
Consumer solutions (b)	243.6	36.2	434.5	81.4
Outdoor solutions (c)	298.6	—	481.5	—
Other	63.4	54.4	115.1	106.9
Intercompany eliminations (e)	(16.8)	(14.3)	(32.6)	(28.5)

Total net sales	$754.3	$199.0	$1,275.7	$357.4

Operating earnings:
Branded consumables (a)(d)	$26.7	$22.5	$37.4	$28.8
Consumer solutions (b)(d)	4.3	3.5	7.1	9.9
Outdoor solutions (c)(d)	40.2	—	47.5	—
Other	6.7	5.7	9.9	11.4
Intercompany eliminations (e)	—	0.3	—	(0.3)
Reorganization and acquisition-related integration costs	(5.9)	—	(8.8)	—

Total operating earnings	$72.0	$32.0	$93.1	$49.8

Depreciation and amortization:
Branded consumables (a)	$1.6	$1.2	$3.5	$2.4
Consumer solutions (b)	4.9	0.8	8.6	1.7
Outdoor solutions (c)	4.4	—	8.5	—
Other	2.3	2.3	4.6	4.7
Corporate (f)	—	—	0.1	—

Total depreciation and amortization	$13.2	$4.3	$25.3	$8.8

	As of
	June 30, 2005	December 31, 2004
Assets employed in operations:
Branded consumables (a)	$703.0	$671.5
Consumer solutions (b)	809.0	241.2
Outdoor solutions (c)	667.3	—
Other	73.2	69.6

Total assets employed in operations	2,252.5	982.3
Corporate (f)	479.4	60.1

Total assets	$2,731.9	$1,042.4

(a)	The USPC business is included in the branded consumables segment effective June 28, 2004.

(b)	The JCS business is included in the consumer solutions segment effective January 24, 2005.

(c)	The outdoor solutions segment was created upon the purchase of the Coleman business with the AHI Acquisition, effective January 24, 2005.

(d)	For the six months ended June 30, 2005, the operating earnings of branded consumables, consumer solutions and outdoor solutions reflects $0.2 million, $6.4 million and $9.8 million, respectively, of purchase accounting adjustments for manufacturer’s profit in inventory that had the effect of reducing the operating earnings as presented for each of these segments.

(e)	Intersegment sales are recorded at cost plus an agreed upon intercompany profit on intersegment sales.

(f)	Corporate assets primarily include purchase price paid in excess of fair value of tangible assets for the AHI Acquisition (see Note 5), cash and cash equivalents, amounts relating to benefit plans, deferred tax assets and corporate facilities and equipment.

Within the branded consumables segment are four product lines: kitchen products, home improvement products, playing cards products and other specialty products. Kitchen products include food preparation kits, home canning and accessories, kitchen matches, plastic cutlery, straws and toothpicks. Home improvement products include rope, cord and twine, storage and organizational products for the home and garage and security door and fencing products. Playing cards products include children’s card games, collectible tins and playing cards products. Other specialty products include arts and crafts paintbrushes, book and advertising matches, institutional plastic cutlery and sticks, laundry care products, lighters and fire starters, other craft items, other commercial products and puzzles.

Net sales of these products for the three and six month periods ended June 30, 2005 and 2004 were as follows (in millions):

	Three month period ended		Six month period ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Kitchen products	$69.4	$70.4	$104.0	$107.7
Home improvement products	43.4	38.3	73.7	68.8
Playing cards products	32.6	1.6	64.1	1.6
Other specialty products	20.1	12.4	35.4	19.5

Total branded consumables net sales	$165.5	$122.7	$277.2	$197.6

The Company’s sales are principally within the United States. The Company’s international operations are mainly based in Europe, Canada, Latin America and Japan. Net sales of the Company’s products outside of the United States were approximately $221 million and $380 million for the three month and six month periods ended June 30, 2005, respectively, or on a percentage basis approximately 30% of the Company’s net sales for each of the same periods. For the three and six month periods ended June 30, 2004, net sales of the Company’s products outside of the United States were approximately $17 million and $27 million, or on a percentage basis approximately 8% of the Company’s net sales for each of the same periods.

15. Condensed Consolidating Financial Statements

The Company’s 9¾% Senior Subordinated Notes (see Note 6) are fully guaranteed, jointly and severally, by several of the Company’s United States subsidiaries (“Guarantor Subsidiaries”). The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these Senior Subordinated Notes. Following the AHI Acquisition, the Non-Guarantor Subsidiaries are not considered minor and, as such, pursuant to Article 3-10(f) of Regulation S-X, the Company has presented below the summarized condensed consolidating financial statements of the Company (“Parent”), the Guarantor Subsidiaries and the Non-guarantor Subsidiaries on a consolidated basis.

Condensed Consolidating Statements of Operations (in millions):

	Three month period ended June 30, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$613.4	$219.6	$(78.7)	$754.3
Costs and expenses	17.5	552.0	192.3	(79.5)	682.3

Operating (loss) earnings	(17.5)	61.4	27.3	0.8	72.0
Other expense, net	36.7	(1.3)	3.8	—	39.2
Equity in the income of subsidiaries	87.0	23.1	—	(110.1)	—

Net income (loss)	$32.8	$85.8	$23.5	$(109.3)	$32.8

	Six month period ended June 30, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,011.9	$364.4	$(100.6)	$1,275.7
Costs and expenses	33.2	928.7	321.3	(100.6)	1,182.6

Operating (loss) earnings	(33.2)	83.2	43.1	—	93.1
Other expense, net	47.7	2.0	10.6	—	60.3
Equity in the income of subsidiaries	113.7	32.1	—	(145.8)	—

Net income (loss)	$32.8	$113.3	$32.5	$(145.8)	$32.8

Condensed Consolidating Balance Sheet (in millions):

	As of June 30, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$75.4	$813.2	$324.2	$(23.0)	$1,189.8
Investment in subsidiaries	2,043.1	15.9	—	(2,059.0)	—
Non-current assets	62.7	1,681.6	83.1	(285.3)	1,542.1

Total assets	$2,181.2	$2,510.7	$407.3	$(2,367.3)	$2,731.9

Liabilities and stockholders’ equity
Current liabilities	$58.7	$314.0	$157.9	$(5.8)	$524.8
Non-current liabilities	1,406.1	186.4	200.7	(302.5)	1,490.7
Stockholders’ equity	716.4	2,010.3	48.7	(2,059.0)	716.4

Total liabilities and stockholders’ equity	$2,181.2	$2,510.7	$407.3	$(2,367.3)	$2,731.9

Condensed Consolidating Statement of Cash Flows (in millions):

	Six month period ended June 30, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(88.6)	$33.0	$(6.8)	$—	$(62.4)

Financing activities:
Proceeds from revolving credit borrowings	63.7	—	—	—	63.7
Payments on revolving credit borrowings	(51.3)	—	—	—	(51.3)
(Payments) proceeds (to) from intercompany transactions	(15.5)	7.3	8.2	—	—
Proceeds from issuance of long-term debt	950.0	—	—	—	950.0
Payments on long-term debt	(307.4)	—	—	—	(307.4)
Proceeds from issuance of stock, net of transaction fees	350.4	—	—	—	350.4
Debt issuance costs	(17.6)		—	—	(17.6)
Other	—	(0.5)	2.1	—	1.6

Net cash provided by financing activities	972.3	6.8	10.3	—	989.4

Investing Activities:
Additions to property, plant and equipment	(0.2)	(21.8)	(2.7)	—	(24.7)
Acquisition of business, net of cash acquired	(844.3)	(16.3)	42.5	—	(818.1)
Other	—	—	(1.1)	—	(1.1)

Net cash (used in) provided by investing activities	(844.5)	(38.1)	38.7	—	(843.9)

Net increase in cash and cash equivalents	39.2	1.7	42.2	—	83.1
Cash and cash equivalents at beginning of period	16.5	(0.7)	4.9	—	20.7

Cash and cash equivalents at end of period	$55.7	$1.0	$47.1	$—	$103.8

The amounts reflected as (payments) proceeds (to) from intercompany transactions represent cash flows originating from transactions conducted between guarantor subsidiaries, non-guarantor subsidiaries and parent in the normal course of business operations.

16. Subsequent Events

On July 18, 2005, the Company completed the THG Acquisition for approximately $420 million in cash and 6.15 million shares of Company common stock. Holmes is a leading manufacturer and distributor of select home environment and small kitchen electrics under well-recognized consumer brands, including Bionaire®, Crock-Pot®, Harmony®, Holmes®, Patton®, Rival®, Seal-a-Meal® and White Mountain™.

In connection with the THG Acquisition, the Company completed a $380 million add-on to the Term Loan (See Note 6).

On August 4, 2005, Jarden exercised its option to convert all outstanding shares of Series B Preferred Stock and accrued paid-in kind dividends thereon into shares of Jarden’ common stock, par value $0.01 per share in accordance with the terms of Jarden’s Certificate of Designations of Powers, Preferences and Rights of the Series B Preferred Stock. Accordingly, on August 14, 2005, all of the Series B Preferred Stock will be converted into approximately 14.5 million shares of common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

From time to time, we may make or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. Such statements are necessarily estimates reflecting management’s best judgment based on current information. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Such statements are usually identified by the use of words or phrases such as “believes”, “anticipates”, “expects”, “estimates”, “planned”, “outlook” and “goal”. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in forward-looking statements.

Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Please see our Company’s Annual Report on Form 10-K for 2004 for a list of factors which could cause our Company’s actual results to differ materially from those projected in our Company’s forward-looking statements and certain risks and uncertainties that may affect the operations, performance and results of our business. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

The following “Overview” section is a brief summary of the significant items addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). Investors should read the relevant sections of this MD&A for a complete discussion of the items summarized below.

Overview

Jarden Corporation is a leading provider of niche consumer products used in and around the home. Jarden operates in three primary business segments through a number of well recognized brands, including; Branded Consumables: Ball®, Bee®, Bicycle®, Crawford®, Diamond®, Forster®, Hoyle®, Kerr®, Lehigh®, Leslie-Locke® and Loew-Cornell®; Consumer Solutions: Bionaire®, Crock-Pot®, First Alert®, FoodSaver®, Harmony®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam®, VillaWare® and White Mountain™; and Outdoor Solutions: Campingaz® and Coleman®. Headquartered in Rye, N.Y., Jarden has over 16,000 employees worldwide. For more information, please visit www.jarden.com.

Results of Operations

•	Our net sales for the second quarter ended June 30, 2005 increased to $754.3 million or approximately 279% over the same period in 2004. Our net sales for the six months ended June 30, 2005 increased to $1,275.7 million or 257% over the same period in 2004;

•	Our operating earnings for the second quarter ended June 30, 2005 increased to $72.0 million from $32.0 million, or 125% over the same period in 2004. Our operating income for the six months ended June 30, 2005 increased to $93.0 million, or 86% from $49.9 million over the same period in 2004. These quarter and year to date increases were after expensing the following items related to the acquisition of American Household, Inc. (“AHI” and “AHI Acquisition”) in the three and six month periods ended June 30, 2005, respectively:

•	Manufacturer’s profit in inventory of $0 and $16.4 million, and

•	Reorganization and acquisition-related integration costs of $5.9 million and $8.8 million.

These items had the effect of reducing our operating earnings reported under generally accepted accounting principles in the United States of America (“GAAP”);

•	Our net income for the second quarter ended June 30, 2005 was $32.8 million, a 104% increase over the same period in 2004. Our net income for the six months ended June 30, 2005 increased to $32.8 million from $23.5 million in the same period in 2004. Our results in the first six months of 2005 reflect a charge for purchase accounting adjustments for manufacturer’s profit in inventory of $16.4 million, reorganization and acquisition-related integration costs of $8.8 million, and a charge of $6.0 million for a loss on the early extinguishment of debt resulting from the new financing entered into as part of the AHI Acquisition; and

•	Our increase in net sales was primarily the result of the acquisitions we completed in the six month periods ended June 30, 2005 and 2004, which are described in detail in “Acquisition Activity” below. On a pro forma basis our net sales grew organically by over 2% in both the second quarter 2005 compared to the second quarter for 2004 and the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Liquidity and Capital Resources

•	On January 24, 2005, we completed our acquisition of AHI, a privately held company, for approximately $745.6 million for the equity and the repayment of approximately $100 million of indebtedness (see “Acquisition Activity”). The AHI Acquisition was funded through a combination of new debt and equity financing (see “Financial Condition, Liquidity and Capital Resources”);

•	Our liquidity, as measured by cash and cash equivalents on hand and availability under our debt facility, was higher at June 30, 2005 than at December 31, 2004. As of June 30, 2005, we had $103.8 million of cash on hand and $138.3 million of net availability under our new senior credit facility. In addition, we completed the following add-ons to our new senior credit facility:

•	A tranche of $100 million in April 2005, for general corporate purposes and strategic initiatives, and

•	A tranche of $380 million in July 2005, in connection with the acquisition of The Holmes Group, Inc. (“Holmes” and the “THG Acquisition”). See the “Acquisition Activity” discussion below;

•	We ended the second quarter of 2005 with a higher net debt-to-total market capitalization ratio than as of December 31, 2004, due to the additional debt incurred to partially fund the AHI Acquisition, partially offset by an increase in our market capitalization;

•	We increased total stockholders’ equity to approximately $716 million at June 30, 2005 from approximately $334 million at December 31, 2004, primarily due to the issuance of both common stock and Series B Convertible Participating Preferred Stock (“Series B Preferred Stock”) in connection with the AHI Acquisition (see “Acquisition Activity” and “Financial Condition, Liquidity and Capital Resources”); and

•	Our cash used in operations in the first six months of 2005 was $62 million compared to cash provided by operations of $0.1 million in the first six months of 2004. The increase in cash used in operations is principally due to the timing of the AHI Acquisition and the seasonal working capital requirements of the newly acquired AHI operations, particularly the outdoor solutions segment.

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

Acquisition Activity

On July 18, 2005, we completed our acquisition of Holmes, a privately held company, for approximately $420 million in cash and 6.15 million shares of our common stock. Holmes is a leading manufacturer and distributor of home environment and small kitchen electrics under brand names such as Bionaire®,

Crock-Pot®, Harmony®, Holmes®, Patton®, Rival®, Seal-a-Meal® and White Mountain™. Effective on the acquisition date, the Holmes business was integrated within our existing consumer solutions segment.

On January 24, 2005, we completed our acquisition of AHI, a privately held company, for approximately $745.6 million for the equity and the repayment of approximately $100 million of indebtedness. Of the equity portion of the purchase price, we held back $40 million from the sellers to cover potential indemnification claims against the sellers of AHI. Such amount is recorded as part of “Deferred consideration for acquisitions” in the Condensed Consolidated Balance Sheet as of June 30, 2005. AHI is the parent of The Coleman Company, Inc. (“Coleman”) and Sunbeam Products, Inc. (“now known as Jarden Consumer Solutions “JCS”), leading producers of global consumer products through brands such as BRK®, Campingaz®, Coleman®, First Alert®, Health o meter®, Mr. Coffee®, Oster® and Sunbeam®. Product lines added include appliances, personal care and wellness, home safety, outdoor leisure and camping products. Effective on the acquisition date, the JCS business was integrated within our existing consumer solutions segment and the Coleman business formed a new segment named outdoor solutions. Financing for the AHI Acquisition is discussed in “Financial Condition, Liquidity and Capital Resources” below.

On June 28, 2004, we acquired Bicycle Holding, Inc., and its subsidiaries including the United States Playing Card Company (“USPC” and “USPC Acquisition”).

Pro forma financial information for the three and six months ended June 30, 2005 and 2004 for the AHI Acquisition and the USPC Acquisition is presented in Note 4 to our Condensed Consolidated Financial Statements.

Results of Operations – Comparison of Second Quarter 2005 to Second Quarter 2004

	Three month period ended
(in millions)	June 30, 2005	June 30, 2004
Kitchen products	$69.4	$70.4
Home improvement products	43.4	38.3
Playing cards products (1)	32.6	1.6
Other specialty products (1)	20.1	12.4

Total branded consumables (1)	165.5	122.7
Consumer solutions (2)	243.6	36.2
Outdoor solutions (3)	298.6	—
Other	63.4	54.4
Intercompany eliminations (4)	(16.8)	(14.3)

Total net sales	$754.3	$199.0

(1)	The USPC business is included in the branded consumables segment effective June 28, 2004.

(2)	The JCS business is included in the consumer solutions segment effective January 24, 2005.

(3)	The outdoor solutions segment was created upon the purchase of the Coleman business with the AHI Acquisition, effective January 24, 2005.

(4)	Intersegment sales are recorded at cost plus an agreed upon intercompany profit on intersegment sales.

We reported net sales of $754.3 million for the second quarter of 2005, an approximately 279% increase from net sales of $199.0 million in the second quarter of 2004.

In the second quarter of 2005, our branded consumables segment reported net sales of $165.5 million compared to $122.7 million in the second quarter of 2004. The USPC Acquisition completed during June 2004 accounted for $37.9 million of the increase, supplemented by an increase in businesses owned prior to the second quarter of 2004 of $4.9 million. The increase in sales of the businesses owned for over one year is principally due to strength in home improvement products and other specialty products, partially offset by a small decline in kitchen products primarily due to period over period weather related timing changes.

In the second quarter of 2005, our consumer solutions segment recorded net sales of $243.6 million compared to $36.2 million in the second quarter of 2004. This increase of approximately 573% was the result of the AHI Acquisition, effective January 24, 2005, which accounted for $217.0 million of the increase, offset by a $9.6 million decrease primarily in sales of our FoodSaver® machines. The decline in FoodSaver® sales, which started towards the end of 2004, is anticipated to abate through the second half of 2005.

In the second quarter of 2005, our outdoor solutions segment recorded net sales of $298.6 million. This segment was created upon the purchase of the Coleman business with the AHI Acquisition, effective January 24, 2005.

In the second quarter of 2005, our other segment reported net sales of $63.4 million compared to $54.4 million in the second quarter of 2004. This increase in net sales was principally due to higher sales of plastic cutlery and Ball® freezer jars and higher third party sales of low denomination coinage.

We reported operating earnings of $72.0 million in the second quarter of 2005 compared to operating earnings of $32.0 million in the second quarter of 2004. This increase of $40.0 million, or 125%, occurred after reorganization and acquisition-related integration costs of $5.9 million, which had the effect of reducing our operating earnings reported under GAAP. Excluding the impact of this item, our operating earnings would have been approximately 143% higher than the prior year second quarter. The principal reason for this increase was the effect of our 2005 and 2004 acquisitions.

Gross margin percentages on a consolidated basis decreased to 26.1% in the second quarter of 2005 from 34.1% in the second quarter of 2004. The principal reason for the decrease was due to the addition of the acquired AHI product lines, which have historically lower gross margins than the businesses included in Jarden’s 2004 period.

SG&A expenses increased to $118.6 million in the second quarter of 2005 from $35.8 million in the second quarter of 2004 or, as a percentage of net sales, decreased to 15.7% in the second quarter of 2005 from 18.0% in the second quarter of 2004. The increase in dollar terms was principally the result of the acquisitions completed during 2005 and 2004. The decrease in percentage terms was principally due to the inclusion of the acquired AHI businesses and the impact such inclusion had on leveraging these expenses over a larger revenue base.

Net interest expense increased to $19.1 million for the second quarter of 2005 compared to $6.1 million in the same period last year. This increase was principally due to higher levels of outstanding debt in the second quarter of 2005 compared to the same period in 2004, resulting from the additional debt financing required to fund the acquisitions of AHI and USPC. Our weighted average interest rate was approximately 6% in both the second quarter of 2005 and 2004.

Our effective tax rate for the second quarter of 2005 was 38% compared to an effective tax rate of 38.2% in the second quarter of 2004.

In connection with the AHI Acquisition, we also issued $350 million of equity securities, comprised of approximately $21.4 million of our common stock, approximately $128.6 million of our Series B Preferred Stock and approximately $200.0 million of our Series C Mandatory Convertible Participating Preferred Stock (“Series C Preferred Stock”) to certain private equity investors (see “Financial Condition, Liquidity and Capital Resources”). As a result, our net income of $32.8 million for the second quarter of 2005 was reduced by paid-in-kind dividends on the Series B Preferred Stock and the Series C Preferred Stock in the aggregate amount of approximately $2.8 million and by a one-time charge from the beneficial conversion feature of the Series C Preferred Stock in the aggregate amount of approximately $22.4 million. Therefore, our earnings allocable to common stockholders was $5.7 million for the second quarter of 2005 and our diluted earnings per share was $0.12, compared to diluted earnings per share of $0.38 for the same quarter last year.

Results of Operations – Comparison of June 30 Year to Date 2005 to June 30 Year to Date 2004

	Six month period ended
(in millions)	June 30, 2005	June 30, 2004
Kitchen products	$104.0	$107.7
Home improvement products	73.7	68.8
Playing cards products (1)	64.1	1.6
Other specialty products (1)	35.4	19.5

Total branded consumables (1)	277.2	197.6
Consumer solutions (2)	434.5	81.4
Outdoor solutions (3)	481.5	—
Other	115.1	106.9
Intercompany eliminations (4)	(32.6)	(28.5)

Total net sales	$1,275.7	$357.4

(1)	The USPC business is included in the branded consumables segment effective June 28, 2004.

(2)	The JCS business is included in the consumer solutions segment effective January 24, 2005.

(3)	The outdoor solutions segment was created upon the purchase of the Coleman business with the AHI Acquisition, effective January 24, 2005.

(4)	Intersegment sales are recorded at cost plus an agreed upon intercompany profit on intersegment sales.

We reported net sales of $1,275.7 million in the first six months of 2005, a 257% increase from net sales of $357.4 million in the first six months of 2004.

In the first six months of 2005, our branded consumables segment reported net sales of $277.2 million compared to $197.6 million in the first six months of 2004. This increase of approximately 40% was principally a result of the USPC Acquisition completed during late June 2004. Sales of USPC products was approximately $75.0 million in the first six months of 2005 compared to $1.6 million for the same period ending June 30, 2004, while combined sales of the businesses owned for over one year grew by a margin of 3%, or $6.0 million, in the first six months of 2005 as compared to the same period for 2004.

In the first six months of 2005, our consumer solutions segment recorded net sales of $434.5 million compared to $81.4 million in net sales for the first six months of 2004. This increase of approximately 434% was the result of the AHI Acquisition, which accounted for $373 million of the increase, offset by a $20.0 million decrease primarily in sales of our FoodSaver® machines. The decline in FoodSaver® sales, which started towards the end of 2004, is anticipated to abate through the second half of 2005 and results primarily from a shift in the mix of the business to lower priced stock keeping units or “SKUs.”

In the first six months of 2005, our outdoor solutions segment recorded net sales of $481.5 million. This segment was created upon the purchase of the Coleman business with the AHI Acquisition, effective January 24, 2005.

In the first six months of 2005, our other segment reported net sales of $115.1 million compared to $106.9 million in the first six months of 2004. This increase in net sales from 2004 to 2005 was principally due to higher sales of plastic cutlery and Ball® freezer jars and higher third party sales of low denomination coinage.

We reported operating earnings of $93.1 million in the first six months of 2005 compared to operating earnings of $49.8 million in the first six months of 2004. This increase of $43.3 million or 87%, occurred after purchase accounting adjustments for manufacturer’s profit in inventory of $16.4 million and reorganization and acquisition-related integration costs of $8.8 million, which had the effect of reducing our operating earnings reported under GAAP. Excluding the impact of these items, our operating earnings would have been approximately 136% higher than the prior year to date results. The principal reason for this increase was the effect of our 2005 and 2004 acquisitions, in particular the operating earnings of our outdoor solutions segment for the six months ended June 30, 2005.

Gross margin percentages on a consolidated basis decreased to 24.9% for the six months ended June 30, 2005 compared to 33.3% for the six months ended June 30, 2004. The gross margin percentage for the six months ended June 30, 2005 would have been 26.2% absent the negative impact of the purchase accounting adjustments for manufacturer’s profit in inventory. The principal reason for the decrease was due to the addition of the acquired AHI product lines, which have historically lower gross margins than the businesses included in Jarden’s 2004 period.

SG&A expenses increased to $215.6 million in the first six months of 2005 from $69.3 million in the first six months of 2004. On a percentage of net sales basis, SG&A expenses decreased to 16.9% for the six months ended June 30, 2005 from 19.4% for the six months ended June 30, 2004. The increase in dollar terms was principally the result of the acquisitions completed during 2005 and 2004. The decrease in percentage terms was principally due to the inclusion of the acquired AHI businesses, the impact such inclusion had on leveraging these expenses over a larger revenue base and cost saving initiatives.

Net interest expense increased to $34.1 million for the first six months of 2005 compared to $11.7 million in the same period last year. This increase was principally due to higher levels of outstanding debt maintained during the six month period ended June 30, 2005 compared to the same period in 2004, resulting from the additional debt financing required to fund the acquisitions of AHI and USPC. In addition, our weighted average interest rate increased slightly from just under 6% in the first six months of 2004 to just over 6% in the first six months of 2005.

Our effective tax rate for the first six months of 2005 was 38% compared to an effective tax rate of 38.2% in the first six months of 2004.

Financial Condition, Liquidity and Capital Resources

During the first six months of 2005, the following changes were made to our capital resources:

•	we completed a new $1.05 billion senior credit facility, consisting of a term loan facility in the aggregate principal amount of $850 million (“Term Loan”) and a revolving credit facility with an aggregate commitment of $200 million, to partially fund the AHI Acquisition, and completed a $100 million additional add-on to fund general corporate purposes and strategic initiatives;

•	we issued $350 million of equity securities pursuant to a purchase agreement (“Equity Purchase Agreement”) to also partially fund the AHI Acquisition;

•	we awarded 688,352 stock options and 89,943 restricted shares of common stock to certain members of management and employees under our 2003 Stock Incentive Plan, and awarded 463,998 stock options under our Amended and Restated 2003 Stock Incentive Plan (the “Restated Plan.”). Additionally, on June 23, 2005, we granted 2,175,000 restricted shares of common stock to certain of our executive officers pursuant to the Restated Plan.

•	we entered into two interest rate swaps that converted the floating rate interest payments related to an aggregate of $125 million under the Term Loan for a fixed obligation; and

•	we entered into two other interest rate swaps in December 2004 that were effective on January 4, 2005, and which converted the floating rate interest payments related to an aggregate of $300 million under the Term Loan for a fixed obligation.

In January 2005, the AHI Acquisition was partially funded through drawings on a new $1.05 billion senior credit facility, consisting of an aggregate principal amount of $850 million of Term Loan and a revolving credit facility with an aggregate commitment of $200 million. This facility replaced our Second Amended Credit Agreement.

Also, in connection with the AHI Acquisition we issued $350 million of equity securities pursuant to the Equity Purchase Agreement. The securities issued were as follows:

•	1,071,429 shares of the Company’s common stock (“Common Stock”) for approximately $21.4 million at a price of $20 per share;

•	128,571 shares or $128.6 million of our Series B Preferred Stock with a paid-in-kind dividend rate of 3.5% per annum; and

•	200,000 shares or $200 million of a new class of our Series C Preferred Stock with an initial paid-in-kind dividend rate of 3.5% per annum.-

In accordance with the Equity Purchase Agreement and a related Assignment and Joinder Agreement, approximately $300 million of our equity securities were issued to Warburg Pincus Private Equity VIII, LP and its affiliates and approximately $50 million were issued to Catterton Partners V, LP and its affiliates, both private equity investors (collectively “Private Equity Investors”). The cash raised in connection with the Equity Purchase Agreement was used to fund a portion of the cash purchase price of AHI.

A beneficial conversion charge of $16.5 million was recorded upon the issuance of the Series B Preferred Stock and Common Stock issued on January 24, 2005 and an additional beneficial conversion charge of $22.4 million was recorded upon the conversion of the Series C Preferred Stock into Series B Preferred Stock and Common Stock (see discussion below). Such charges reflect the difference between the respective conversion prices of the Series B and C Preferred Stock and the closing market price of the common stock on September 17, 2004, the last business day before the execution of the transaction documents (“Execution Date”). However, the terms of the preferred and common stock issuances to the Private Equity Investors were negotiated during the two months leading up to the Execution Date when the average market price of the common stock was, in fact, less than the conversion price.

On June 9, 2005, following requisite stockholder approval, the Series C Preferred Stock was converted into approximately 175,492 shares of Series B Preferred Stock and approximately 1,462,453 shares of Common Stock.

During the six months ended June 30, 2005, we awarded 688,352 stock options and awarded 89,943 restricted shares of common stock to certain members of management and employees under our 2003 Stock Incentive Plan, and awarded 463,998 stock options under our Restated Plan. In addition, on June 23, 2005, we awarded 2,175,000 restricted shares of common stock to certain our executive officers pursuant to the Restated Plan.

On June 29, 2005, our Board of Directors announced its intent to implement a stock repurchase plan over the second half of 2005.

On January 24, 2005, we entered into two interest rate swaps, effective on January 26, 2005, that converted the floating rate interest related to an aggregate of $125 million under the Term Loan for a fixed obligation. Such interest rate swaps carry a fixed interest rate of 4.025% per annum for a term of five years. In addition, we entered into two interest rate swaps in December 2004 that were effective on January 4, 2005. These swaps convert the interest payments related to an aggregate of $300 million of floating rate debt for a fixed obligation. The first interest rate swap, for $150 million of notional value, carries a fixed interest rate of 5.625% per annum (including the 2% applicable margin which is due under the credit facility regardless of the interest rate swaps) for a term of three years. The second interest rate swap, also for $150 million of notional value, carries a fixed interest rate of 6.0675% per annum (also including the 2% applicable margin) for a term of five years. All four interest rate swaps have interest payment dates that are the same as the Term Loan. The swaps are considered to be cash flow hedges and are also considered to be effective hedges against changes in future interest payments of the our floating-rate debt obligation for both tax and accounting.

Gains and losses related to the fair value of the interest rate swaps will be reported as a component of other comprehensive income and will be reclassified into earnings in the same period that the hedged transaction affects earnings. As of June 30, 2005, the fair market value of our cash flow hedges was favorable in an amount of approximately $1.5 million and was included within “Other assets” in our Condensed Consolidated Balance Sheets.

We utilize forward foreign exchange rate contracts (“Forward Contracts”) to reduce our foreign currency exchange rate exposures. We designate qualifying Forward Contracts as cash flow hedge instruments. At June 30, 2005, the fair value of our open Forward Contracts was a liability of approximately $0.6 million, and is reflected in “Other current liabilities” in our Condensed Consolidated Balance Sheets. The unrealized change in the fair values of open Forward Contracts from designation date (January 24, 2005) to June 30, 2005 amounted to $1.5 million, of which $0.4 million is included in other comprehensive income and the remainder is reflected in SG&A in our Condensed Consolidated Statements of Operations. U.S. dollar equivalent contractual notional amounts to purchase and sell currencies for open foreign exchange contracts as of June 30, 2005 totaled $44.8 million.

As of June 30, 2005, we had $945.5 million outstanding under our Term Loan facility and $12.4 million outstanding under our revolving credit facility (consisting solely of foreign currency borrowings). As of June 30, 2005, our net availability under the credit agreement was approximately $138.3 million, after deducting $48.7 million of issued letters of credit and a 5% exchange rate fluctuation allowance for borrowings not denominated in U.S. dollars (see “Recent Developments”). The letters of credit outstanding included $9.5 million securing the deferred consideration arising from a 2004 acquisition. We are required to pay commitment fees on the unused balance of the revolving credit facility.

As of June 30, 2005, borrowings outstanding under various other foreign credit lines entered into by certain of our non-U.S. subsidiaries totaled $20.4 million, and were reflected as “Short-term debt and current portion of long-term debt” in our Condensed Consolidated Balance Sheets. Certain of these foreign credit lines are secured by the non-U.S. subsidiaries’ inventory and/or accounts receivable.

As of June 30, 2005, we also had various equipment financing arrangements totaling $0.8 million.

Working capital (defined as current assets less current liabilities) increased to $665.0 million at June 30, 2005 from $181.4 million at December 31, 2004, primarily due to the addition of the working capital of AHI.

Cash flows used in operations were $62.4 million for the first six months of 2005 compared to $0.1 million of cash flows provided by operations for the six months of 2004. The increase in cash used in operations is principally due to the timing of the AHI Acquisition and the seasonal working capital requirements of the newly acquired AHI operations, particularly the outdoor solutions segment.

Capital expenditures were $24.7 million in the first six months of 2005 compared to $3.5 million in the first six months of 2004 and are largely related to maintaining and integrating facilities, tooling projects and improving manufacturing efficiencies. As of June 30, 2005, we had capital expenditure commitments in the aggregate for all our segments of approximately $6.0 million.

We believe that our cash and cash equivalents on hand, cash generated from our operations and our availability under our senior credit facility is adequate to satisfy our working capital and capital expenditure requirements for the foreseeable future. However, we may raise additional capital from time to time to take advantage of favorable conditions in the capital markets or in connection with our corporate development activities (see “Recent Developments”).

Related Party Transactions

We amended the employment agreements of three of our senior executives Messrs. Martin E. Franklin, Ian G.H. Ashken and James E. Lillie in January 2005, which were filed as Exhibits 10.4, 10.5 and 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2005, and incorporated herein by reference.

Recent Developments

On July 18, 2005, we completed the acquisition of Holmes for approximately $420 million in cash and 6.15 million shares of Company common stock. Holmes is a leading manufacturer and distributor of select home environment and small kitchen electrics under well-recognized consumer brands, including Bionaire(R), Crock-Pot(R), Harmony(R), Holmes(R), Patton(R), Rival(R), Seal-a-Meal(R) and White Mountain(TM).

In connection with the Holmes acquisition, we issued a $380 million add-on to our Term Loan.

On August 4, 2005, we exercised the option to convert all outstanding shares of our Series B Preferred Stock and accrued paid-in-kind dividends thereon into shares of our common stock, par value $0.01 per share, in accordance with the terms of the Certificate of Designations of Powers, Preferences and Rights of the Series B Preferred Stock. Accordingly, on August 14, 2005, all of the Series B Preferred Stock will be converted into approximately 14.5 million shares of our common stock.

Critical Accounting Policies

In addition to the critical accounting policies disclosed in our 2004 Annual Report on Form 10-K the following represent a summary of critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and/or require management’s significant judgments and estimates:

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

Sales Incentives and Trade Promotion Allowances

We offer sales incentives and promotional programs to our reseller customers from time to time in the normal course of business. These incentives and promotions typically include arrangements known as slotting fees, cooperative advertising and buydowns, and we account for these transactions consistent with the requirements of (“FASB”) Emerging Issues Task Force (“EITF”) No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products).” The majority of such arrangements are recorded as a reduction to net sales in our Condensed Consolidated Statements of Operations. However, pursuant to the applicable provisions of EITF No. 01-9, we include consideration granted in certain of these transactions as SG&A expenses in our Condensed Consolidated Statements of Operations.

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

In general, business enterprises can be exposed to market risks including fluctuations in commodity prices, foreign currency values, and interest rates that can affect the cost of operating, investing and financing. The Company’s exposures to these risks are low. The Company’s plastic consumables business purchases resin from regular commercial sources of supply and, in most cases, multiple sources. The supply and demand for plastic resins is subject to cyclical and other market factors. With many of our external customers, we have the ability to pass through price increases with an increase in our selling price and certain of our external customers purchase the resin used in products we manufacture for them. The Company’s zinc business has sales arrangements with a majority of its customers such that sales are priced either based upon supply contracts that provide for fluctuations in the price of zinc to be passed on to the customer or are conducted on a tolling basis whereby customers supply zinc to the Company for processing. Such arrangements as well as the zinc business utilizing forward buy contracts reduce the exposure of this business to changes in the price of zinc.

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

Changes in Eurodollar or LIBOR interest rates would affect the earnings of the Company either positively or negatively depending on the direction of the change. Assuming that Eurodollar and LIBOR rates each increased 100 basis points over period end rates on the outstanding term debt and interest rate swaps, the Company’s interest expense would have increased by approximately $1.5 million and $0.7 million for the three month periods ended June 30, 2005 and June 30, 2004, respectively, and $2.7 million and $1.4 million for the six month periods ended June 30, 2005 and June 30, 2004. The amount was determined by considering the impact of the hypothetical interest rates on the Company’s borrowing cost, short-term investment rates, interest rate swaps and estimated cash flow. Actual changes in rates may differ from the assumptions used in computing this exposure.

The Company does not invest or trade in any significant derivative financial or commodity instruments, nor does it invest in any foreign financial instruments other than for hedging of foreign denominated currency transactions.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by this quarterly report.

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We held our annual meeting of stockholders on June 9, 2005. Of the 33,310,619 shares of common stock (which includes 29,213,870 shares of common stock outstanding as of the record date and 4,096,749 shares of common stock issuable upon conversion of the 128,571 outstanding shares of Series B Convertible Participating Preferred Stock) entitled to vote at the annual meeting of stockholders, 31,796,753 shares were present in person or by proxy and entitled to vote. Such number of shares represented approximately 95% of our outstanding shares of common stock on an as converted basis. Listed below are the matters voted upon at our annual meeting of stockholders and the respective voting results (share amounts provided in Item 4. are not shown on a split adjusted basis):

	Voted FOR	Withheld	Abstained/ Broker Non-Votes
Election of Class III Directors for three-year terms expiring in 2008:
Douglas W. Huemme	31,170,924	625,832	—
Robert L. Wood	30,559,775	1,236,978	—
Irwin D. Simon	30,581,507	1,217,046	—

	Voted FOR	Voted AGAINST	Withheld/ Abstained/ Broker Non-Votes
Approval of the Jarden Corporation Amended and Restated 2003 Stock Incentive Plan	16,263,032	13,159,807	162,347

Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2005	31,506,117	153,287	135,549

Approval of an amendment to the Company’s Restated Certificate of Incorporation to increase the number of shares of authorized Common Stock from 50,000,000 to 150,000,000 shares	22,743,204	8,889,949	161,800

Approval of the conversion feature of our Series C Preferred Stock into Series B Preferred Stock and Common Stock and the issuance of Common Stock as a result of the subsequent conversion of Series B Preferred Stock	28,517,270	651,596	418,120

Approval of an amendment to the Company’s Restated Certificate of Incorporation to amend the definition of “Related Party” in Section C of Article VIII	19,904,974	9,514,464	165,748

Our board of directors is currently comprised of each of the Class III Directors listed in the table above, including Douglas W. Huemme, Robert L. Wood, and Irwin D. Simon, the Class II Directors, including Ian G.H. Ashken, Richard L. Molen, and Charles R. Kaye, and the Class I Directors, including Martin E. Franklin and René-Pierre Azria.

Item 6.	Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit	Description

2.1	Agreement and Plan of Merger dated as of June 28, 2005 among Jarden Corporation, JCS/THG, LLC, The Holmes Group, Inc., Berkshire Investors, LLC, Berkshire Fund IV, Limited Partnership, Berkshire Fund V, Limited Partnership, Jordan A. Kahn, The Jordan A. Kahn Family Limited Partnership and the other parties on the signature pages thereto (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 5, 2005, and incorporated herein by reference).

2.2	Amendment No. 1, dated July 18, 2005, to the Agreement and Plan of Merger dated as of June 28, 2005 among Jarden Corporation, JCS/THG, LLC, The Holmes Group, Inc., Berkshire Investors, LLC, Berkshire Fund IV, Limited Partnership, Berkshire Fund V, Limited Partnership, Jordan A. Kahn, The Jordan A. Kahn Family Limited Partnership and the other parties on the signature pages thereto (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 20, 2005, and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Jarden Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 15, 2005, and incorporated herein by reference).

3.4	Certificate of Designations, Preferences and Rights of Series B Convertible Participating Preferred Stock of Jarden Corporation and the Certificate of Correction thereto (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2005, and incorporated herein by reference).

3.5	Certificate of Designations, Preferences and Rights of Series C Mandatory Convertible Participating Preferred Stock of Jarden Corporation and the Certificate of Correction thereto (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2005, and incorporated herein by reference).

	3.6	Certificate of Elimination of the Series C Mandatory Convertible Participating Preferred Stock of Jarden Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 20, 2005, and incorporated herein by reference).

*	4.1	Seventh Supplemental Indenture to the April 2002 Indenture, dated as of August 4, 2005, among the Company, the Guarantors named herein and The Bank of New York, as Trustee.

	10.1	Amendment No. 1 to the Credit Agreement dated April 11, 2005 by and among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 13, 2005, and incorporated herein by reference).

	10.2	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on April 13, 2005, and incorporated herein by reference).

	10.3	Amendment No. 2 to the Credit Agreement and Amendment No. 1 to Pledge and Security Agreement dated July 18, 2005 by and among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 20, 2005, and incorporated herein by reference).

	10.4	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 20, 2005, and incorporated herein by reference).

	10.5	Jarden Corporation 2003 Employee Stock Purchase Plan (incorporated by reference from Annex C to the Company’s 2003 Definitive Proxy Statement with respect to the Company’s 2003 Annual Meeting of Stockholders, as filed with the Commission on March 28, 2003).

	10.6	Amendment No. 1 to the Jarden Corporation 2003 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on April 13, 2005, and incorporated herein by reference).

	10.7	Amendment No. 2 to the Jarden Corporation 2003 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on May 5, 2005, and incorporated herein by reference).

* +	10.8	Restricted Stock Award Agreement, dated as of June 23, 2005, between the Company and Martin E. Franklin.

* +	10.9	Restricted Stock Award Agreement, dated as of June 23, 2005, between the Company and Ian G.H. Ashken.

* +	10.10	Restricted Stock Award Agreement, dated as of June 23, 2005, between the Company and James E. Lillie.

*	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	This Exhibit represents a management contract or a compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2005

JARDEN CORPORATION (Registrant)

By:	/s/ Ian G.H. Ashken
	Name:	Ian G.H. Ashken
	Title:	Vice Chairman, Chief Financial Officer and Secretary
(On behalf of the Registrant and Principal Accounting Officer)

EXHIBIT INDEX

	Exhibit	Description
*	4.1	Seventh Supplemental Indenture to the April 2002 Indenture, dated as of August 4, 2005, among the Company, the Guarantors named herein and The Bank of New York, as Trustee.

* +	10.8	Restricted Stock Award Agreement, dated as of June 23, 2005, between the Company and Martin E. Franklin.

* +	10.9	Restricted Stock Award Agreement, dated as of June 23, 2005, between the Company and Ian G.H. Ashken.

* +	10.10	Restricted Stock Award Agreement, dated as of June 23, 2005, between the Company and James E. Lillie.

*	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	This Exhibit represents a management contract or a compensatory plan.