Form 10-Q
period 2005-09-30
JARDEN CORP
filed 2005-11-09
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2005
Common Stock, par value $0.01 per share	67,945,773 shares

JARDEN CORPORATION

Quarterly Report on Form 10-Q

For the three and nine month periods ended September 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three month period ended		Nine month period ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net sales	$938,000	$244,580	$2,213,668	$601,939

Cost of sales	699,298	159,507	1,657,524	404,326
Selling, general and administrative expenses (including non-cash compensation of $30,317 and $31,066 for the three and nine months ended September 30, 2005, respectively, and $227 and $314 for the three and nine months ended September 30, 2004, respectively).	169,112	41,669	384,658	104,391
Reorganization and acquisition-related integration costs	7,214	—	16,055	—

Operating earnings	62,376	43,404	155,431	93,222
Interest expense, net	23,608	7,560	57,658	19,255
Loss on early extinguishment of debt	—	—	6,046	—

Income before taxes	38,768	35,844	91,727	73,967
Income tax provision	13,356	13,565	33,480	28,128

Net income	25,412	22,279	58,247	45,839
Paid-in-kind dividends on Series B and C preferred stock	(1,367)	—	(9,688)	—
Charges from beneficial conversions of Series B and C preferred stock	—	—	(38,952)	—

Income available to common stockholders	$24,045	$22,279	$9,607	$45,839

Basic earnings per share	$0.41	$0.55	$0.20	$1.13
Diluted earnings per share	$0.40	$0.53	$0.19	$1.08

Weighted average shares outstanding (in millions):
Basic	58.2	40.8	48.8	40.7
Diluted	60.5	42.4	50.6	42.4

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three month period ended		Nine month period ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income	$25,412	$22,279	$58,247	$45,839
Unrealized gain (loss) on interest rate swaps	7,060	(8)	8,288	57
Foreign currency translation	2,705	1,817	(4,218)	992
Minimum pension liability	—	1,106	—	1,106
Unrealized (loss) gain on foreign exchange forward contracts	(348)	—	(92)	—

Comprehensive income	$34,829	$25,194	$62,225	$47,994

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$60,142	$20,665
Accounts receivable, net	608,902	127,468
Inventories	710,049	154,180
Other current assets	101,603	32,749
Assets held for sale	8,982	—

Total current assets	1,489,678	335,062

Non-current assets:
Property, plant and equipment, net	296,618	85,429
Intangibles, net	1,752,349	602,383
Other assets	67,036	19,507

Total assets	$3,605,681	$1,042,381

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt and current portion of long-term debt	$46,526	$16,951
Accounts payable	290,840	48,910
Deferred consideration for acquisitions	8,305	28,995
Other current liabilities	347,857	58,835

Total current liabilities	693,528	153,691

Non-current liabilities:
Long-term debt	1,490,940	470,500
Deferred consideration for acquisitions	40,000	10,250
Other non-current liabilities	370,496	73,989

Total non-current liabilities	1,901,436	554,739

Commitments and contingencies

Stockholders’ equity:
Common stock ($0.01 par value, 68,782 and 43,080 shares issued and 68,782 and 42,438 shares outstanding at September 30, 2005 and December 31, 2004, respectively)	688	430
Additional paid-in capital	849,131	192,861
Retained earnings	152,852	143,245
Other stockholders’ equity	8,046	(2,585)

Total stockholders’ equity	1,010,717	333,951

Total liabilities and stockholders’ equity	$3,605,681	$1,042,381

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine month period ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net income	$58,247	$45,839
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	40,861	14,756
Manufacturer’s profit in acquired inventory	20,549	771
Non-cash compensation	31,066	314
Other non-cash items	29,009	7,398
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(163,890)	(17,953)
Inventory	(73,694)	(28,996)
Accounts payable	59,718	(1,235)
Other assets and liabilities	(16,211)	7,068

Net cash (used in) provided by operating activities	(14,345)	27,962

Cash flows from financing activities:
Proceeds from revolving credit borrowings	127,298	18,200
Payments on revolving credit borrowings	(100,598)	(18,200)
Proceeds from issuance of long-term debt	1,330,000	116,000
Payments on long-term debt	(310,712)	(9,177)
Proceeds from issuance of stock, net of transaction fees	350,467	2,487
Repurchase of common stock	(6,011)	—
Debt issuance costs	(19,877)	(2,213)
Other borrowing/repayments, net	(9,026)	(5,400)

Net cash provided by financing activities	1,361,541	101,697

Cash flows from investing activities:
Additions to property, plant and equipment	(36,543)	(7,265)
Acquisition of businesses, net of cash acquired	(1,270,778)	(228,876)
Other	(150)	(487)

Net cash used in investing activities	(1,307,471)	(236,628)
Effect of exchange rate changes on cash	(248)	75

Net increase (decrease) in cash and cash equivalents	39,477	(106,894)
Cash and cash equivalents at beginning of period	20,665	125,400

Cash and cash equivalents at end of period	$60,142	$18,506

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Jarden Corporation (the “Company” or “Jarden”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Results of operations for the periods shown are not necessarily indicative of results for the full year, particularly in view of the varying seasonality of certain of the Company’s product line sales and the acquisitions of American Household Inc. (“AHI” and the “AHI Acquisition”) and The Holmes Group, Inc. (“Holmes” and the “THG Acquisition”) completed during January 2005 and July 2005, respectively (see Note 4).

The Condensed Consolidated Balance Sheet at December 31, 2004 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, and any amendments thereto, for the year ended December 31, 2004.

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

Goodwill and Indefinite-Lived Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets acquired after June 30, 2001 were no longer subject to amortization. Goodwill and intangibles with indefinite lives acquired prior to June 30, 2001 ceased to be amortized beginning January 1, 2002. In addition, SFAS 142 changed the way we evaluated goodwill and intangibles for impairment. Beginning January 1, 2002, goodwill and certain intangibles are no longer amortized; however, they are subject to evaluation for impairment at least annually using a fair value based test. The fair value based test is a two-step test. The first step involved comparing the fair value of each of our reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, we are required to proceed to the second step. In the second step, the fair value of the reporting unit would be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss would be recognized if and to the extent that the carrying value of goodwill exceeded the implied value.

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

Revenue Recognition

The Company recognizes revenues at the time of product shipment or delivery, depending upon when title passes, to unaffiliated customers, and when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable, and collection is reasonably assured. Revenue is recognized as the net amount to be received after deducting estimated amounts for product returns, discounts and allowances. The Company estimates future product returns based upon historical return rates and its reasonable judgment.

Cost of Sales

The Company’s cost of sales includes the costs of raw materials and finished goods purchases, manufacturing costs and warehouse and distribution costs.

Selling, General and Administrative Expenses

The Company’s selling, general and administrative (“SG&A”) expenses include selling, administrative and corporate expenses, including, but not limited to, related payroll and employee benefits, stock-based compensation, employment taxes, management information systems, marketing, advertising, office rent, insurance, legal, finance, audit and travel.

Product Warranty Costs

The Company recognizes warranty costs based on an estimate of amounts required to meet future warranty obligations arising as part of the sale of its products. In accordance with SFAS No. 5 “Accounting for Contingencies,” the Company accrues an estimated liability at the time of a product sale based on historical claim rates applied to current period sales, as well as any information applicable to current product sales that may indicate a deviation from such historical claim rate trends. Included within “Other current liabilities” and “Other non-current liabilities” in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2005 was $50.3 million and $4.9 million, respectively, of product warranty reserves.

Activity for the nine months ended September 30, 2005 was as follows (in millions):

Warranty reserves at December 31, 2004	$0.3
Balances assumed in the AHI Acquisition and THG Acquisition (see Note 4)	50.0
Provision for warranties issued	55.8
Foreign currency translation	(.1)
Warranty claims paid	(50.8)

Warranty reserves at September 30, 2005	$55.2

Included in “Other current liabilities” in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2004 was $0.3 million of product warranty reserves.

Sales Incentives and Trade Promotion Allowances

The Company offers sales incentives and promotional programs to its reseller customers from time to time in the normal course of business. These incentives and promotions typically include arrangements known as slotting fees, cooperative advertising and buydowns, and the Company accounts for these transactions consistent with the requirements of FASB Emerging Issues Task Force (“EITF”) No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products).” The majority of such arrangements are recorded as a reduction to net sales in the Company’s Condensed Consolidated Statements of Income. However, pursuant to the applicable provisions of EITF No. 01-9, the Company does include consideration granted in certain of these transactions as SG&A expenses in its Condensed Consolidated Statements of Income. The amounts charged to SG&A totaled $2.3 million and $2.2 million for the three month periods ended September 30, 2005 and 2004, respectively, and $4.9 million and $4.5 million for the nine month periods ended September 30, 2005 and 2004, respectively.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion No. 25”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and the recording of such expense in the Condensed Consolidated Statements of Income. In April 2005, the Securities and Exchange Commission (“SEC”) issued an amendment to Rule 4-01(a) of Regulation S-X “Compliance Date for Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.” This amendment defers the effective date of the accounting provisions of SFAS No. 123R to the first fiscal year beginning after June 15, 2005. Accordingly, the Company is required to adopt the provisions of SFAS No. 123R effective January 1, 2006.

Under SFAS No. 123R, the pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company will need to determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The Company plans to adopt SFAS No. 123R using the modified-prospective method. Accordingly, the adoption of SFAS No. 123R’s fair value method may have a significant impact on the Company’s results of operations, although it will have no impact on the overall financial position. The impact of the adoption of SFAS No. 123R cannot be determined at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard may have approximated the impact as determined using the Black-Scholes method in accordance with SFAS No. 123 and as described in the disclosure of pro forma net income available to common stockholders and earnings per share in Note 2.

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”), an interpretation of SFAS No. 143 “Asset Retirement Obligations.” FIN No. 47 is effective for fiscal years ending after December 15, 2005. The Company is currently assessing the impact, if any, the adoption of FIN No. 47 will have on the results of its consolidated operations, financial position or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction,” effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 supersedes APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and requires retrospective application to prior periods of any voluntary changes to alternatively permitted accounting principles, unless impracticable.

2. Stock-Based Compensation

As allowed for by SFAS No. 123, the Company accounts for the issuance of stock options and restricted stock using the intrinsic value method in accordance with Opinion No. 25 and related interpretations. Generally, for the Company’s stock option plans, no compensation cost is recognized in the Condensed Consolidated Statements of Income because the exercise price of the Company’s stock options generally equals the market price of the underlying stock on the date of grant. Alternatively, the Company would recognize compensation costs in circumstances where the market price of the underlying stock exceeds the exercise price of the Company’s stock options on the date of grant.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans, the Company’s net income available to common stockholders and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three month period ended		Nine month period ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income, as reported	$25,412	$22,279	$58,247	$45,839
Paid-in-kind dividends on Series B and C preferred stock	(1,367)	—	(9,688)	—
Charges from beneficial conversions of Series B and C preferred stock	—	—	(38,952)	—

Income available to common stockholders	24,045	22,279	9,607	45,839
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	19,237	43	19,727	129
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax related effects	(20,549)	(731)	(23,251)	(2,079)

Pro forma net income (loss) allocable to common stockholders	$22,733	$21,591	$6,083	$43,889

Basic earnings per share:
As reported	$0.41	$0.55	$0.20	$1.13
Pro forma	$0.39	$0.53	$0.13	$1.08

Diluted earnings per share:
As reported	$0.40	$0.53	$0.19	$1.08
Pro forma	$0.38	$0.51	$0.12	$1.04

3. Inventories

Inventories at September 30, 2005 and December 31, 2004 were comprised of the following (in millions):

	September 30, 2005	December 31, 2004
Raw materials and supplies	$137.8	$20.6
Work in process	36.1	10.9
Finished goods	536.1	122.7

Total inventories	$710.0	$154.2

4. Acquisitions

On July 18, 2005, the Company completed the acquisition of Holmes for approximately $420 million in cash and 6.15 million shares of the Company’s common stock. Holmes is a leading manufacturer and distributor of select home environment and small kitchen electrics under well-recognized consumer brands, including Bionaire®, Crock-Pot®, Harmony®, Holmes®, Patton®, Rival®, Seal-a-Meal® and White Mountain™. On January 24, 2005, the Company completed its acquisition of AHI, a privately held company, for approximately $745.6 million for the equity and the repayment of approximately $100 million of indebtedness. Of the equity portion of the purchase price, $40 million was held back by the Company to cover potential indemnification claims against the sellers of AHI. Such amount is recorded as part of “Deferred consideration for acquisitions” in the non-current liabilities section of the Condensed Consolidated Balance Sheet as of September 30, 2005. AHI is the parent of The Coleman Company, Inc. (“Coleman”) and Sunbeam Products, Inc. (now known as “Jarden Consumer Solutions” or “JCS”), leading producers of global consumer products through brands such as BRK®, Campingaz®, Coleman®, First Alert®, Health o meter®, Mr. Coffee®, Oster® and Sunbeam®. On June 28, 2004, the Company acquired Bicycle Holding, Inc., and its subsidiaries including United States Playing Card Company (“USPC” and the “USPC Acquisition”).

The Company financed the AHI Acquisition via the issuance of $350 million of equity securities (see Note 10) and a new $1.05 billion senior credit facility (“Senior Credit Facility”), consisting of a term loan facility (“Term Loan”) in the aggregate principal amount of $850 million and a revolving credit facility with an aggregate commitment of $200 million (see Note 6). This facility replaces the Company’s Second Amended Credit Agreement (“Second Amended Credit Agreement”). The cash portion of the THG Acquisition purchase price was financed via the issuance of an additional $380 million of term debt under the Senior Credit Facility (see Note 6), cash on hand and revolver borrowings. The AHI Acquisition and THG Acquisition represent a significant element in advancing the Company’s strategy of acquiring branded consumer products businesses with leading market positions in markets for products used in and around the home. The following unaudited pro forma financial information includes the actual reported results of the Company, as well as giving pro forma effect to the THG Acquisition, the AHI Acquisition and related financing, and the USPC Acquisition as if they had been consummated as of the beginning of the earliest periods presented (in millions, except per share data):

	Three month period ended		Nine month period ended
	September 30, 2005 (Pro Forma)	September 30, 2004 (Pro Forma)	September 30, 2005 (Pro Forma)	September 30, 2004 (Pro Forma)
Net sales	$962.9	$937.1	$2,562.4	$2,502.1
Net income	20.4	48.9	43.4	75.4
Net income (loss) allocable to common stockholders (after deducting preferred stock dividends and beneficial conversion charges)	19.0	46.1	(4.2)	66.7
Diluted earnings (loss) per share	$0.31	$0.71	$(0.08)	$1.02

The goodwill and other intangibles recorded in connection with the Company’s acquisitions are discussed in Note 5. The table below summarizes the preliminary estimate of the value of the assets acquired and the liabilities assumed in connection with the AHI Acquisition and THG Acquisition (in millions):

	AHI	THG
Current assets	$707.6	$278.9
Property, plant and equipment	176.1	49.3
Other non-current assets	20.1	15.8

Total assets acquired	903.8	344.0

Current liabilities	378.3	102.0
Non-current liabilities	303.4	50.1

Total liabilities assumed	681.7	152.1

Net assets acquired	222.1	191.9
Purchase price (including transaction expenses and assumed debt)	878.4	681.4

Purchase price paid in excess of fair value of tangible assets (see Note 5)	$656.3	$489.5

5. Intangibles

As of September 30, 2005 and December 31, 2004, the Company’s intangible assets by segment are as follows (in millions):

	Branded Consumables	Consumer Solutions	Corporate	Total
September 30, 2005
Purchase price paid in excess of fair value of tangible assets for AHI and THG Acquisitions (1)			$1,145.8	$1,145.8

Intangible assets not subject to amortization:
Goodwill	$378.0	$93.2	—	471.2
Trademarks	75.6	56.1	—	131.7

Intangible assets not subject to amortization	453.6	149.3	—	602.9

Intangible assets subject to amortization:
Patents	—	0.1	—	0.1
Non-compete agreements	1.1	—	—	1.1
Manufacturing processes and expertise	—	6.5	—	6.5
Accumulated amortization	(1.0)	(3.1)	—	(4.1)

Net amount of intangible assets subject to amortization	0.1	3.5	—	3.6

Total goodwill, trademarks and other intangible assets	$453.7	$152.8	$1,145.8	$1,752.3

(1)	The Company has not yet completed its purchase price allocation for the THG Acquisition and the AHI Acquisition in accordance with SFAS No. 141 “Business Combinations.” When this is completed, the Company expects to record the allocation of purchase price, and related tax effects, in the applicable business segment. The Company anticipates that the excess purchase price over the fair value of tangible assets acquired will be allocated primarily to trademarks and goodwill.

	Branded Consumables	Consumer Solutions	Total
December 31, 2004
Intangible assets not subject to amortization:
Goodwill	$376.6	$91.1	$467.7
Trademarks	73.9	56.1	130.0

Intangible assets not subject to amortization	450.5	147.2	597.7

Intangible assets subject to amortization:
Non-compete agreements	1.1	—	1.1
Manufacturing processes and expertise	—	6.5	6.5
Accumulated amortization	(0.5)	(2.4)	(2.9)

Net amount of intangible assets subject to amortization	0.6	4.1	4.7

Total goodwill, trademarks and other intangible assets	$451.1	$151.3	$602.4

In the branded consumables segment, the only intangible assets which had finite lives and were subject to amortization were two non-compete agreements in the aggregate amount of approximately $1.1 million, which were assumed by the Company in connection with the USPC Acquisition and which were being amortized over the term of the respective agreements. Amortization for the non-compete agreements in the aggregate amount of approximately $0.1 million and $0.5 million was recorded in the three and nine month periods ended September 30, 2005, respectively, and $0.3 million and $0.3 million in the three and nine month periods ended September 30, 2004, respectively. These amounts are included in SG&A expenses in the Condensed Consolidated Statements of Income.

In the consumer solutions segment, the only intangible assets which have finite lives and are currently subject to amortization are the manufacturing processes and expertise and patents, which are being amortized over a period of seven years. Amortization for the manufacturing processes and expertise in the aggregate amount of approximately $0.3 million and $0.7 million was recorded in the three and nine month periods ended September 30, 2005, respectively, and $0.2 million and $0.7 million in the three and nine month periods ended September 30, 2004, respectively. These amounts are included in SG&A expenses in the Condensed Consolidated Statements of Income. Amortization of the patents was less than $0.1 million for both the three and nine month periods ended September 30, 2005. There was no patent amortization expense in the three or nine month periods ended September 30, 2004.

A portion of the consumer solutions segment’s goodwill is recorded on a Canadian subsidiary’s books. Due to the effect of foreign currency translations, such goodwill increased by approximately $0.1 million in the nine month period ended September 30, 2005.

As of September 30, 2005, approximately $1.3 billion of the goodwill and other intangible assets recorded by the Company is not deductible for income tax purposes. Such amount is subject to change based upon purchase accounting adjustments that may be made within the allocation period.

6. Debt

Debt is comprised of the following at September 30, 2005 (in millions):

September 30, 2005
Senior Credit Facility Term Loan	$1,322.2
9 3/4% Senior Subordinated Notes	179.9
Senior Credit Facility Revolver	26.7
Non-U.S. borrowings	6.5
Other (primarily capital leases)	0.8
Non-debt balances arising from interest rate swap activity	1.3

Total debt	1,537.4
Less current portion	(46.5)

Total long-term debt	$1,490.9

Senior Credit Facility

As discussed in Note 4, the AHI Acquisition was partially funded through drawings on the $1.05 billion Senior Credit Facility, consisting of the $850 million Term Loan and a revolving credit facility with an aggregate commitment of $200 million. This facility replaced the Second Amended Credit Agreement. As part of the replacement of the Second Amended Credit Agreement, the Company recorded a loss on early extinguishment of debt in its Condensed Consolidated Statements of Income in connection with the write-off of approximately $6.0 million of unamortized deferred debt issuance costs during the nine month period ended September 30, 2005.

On April 11, 2005, the Company completed a $100 million add-on to the Term Loan. These proceeds were used for general corporate purposes and strategic initiatives.

On July 18, 2005, the Company completed a $380 million add-on to the Term Loan in connection with the THG Acquisition.

As of September 30, 2005, the Company had $1,322.2 million outstanding under its Term Loan facility and $26.7 million outstanding under its revolving credit facility (consisting of domestic revolver and swing line borrowings). As of September 30, 2005, net availability under the Senior Credit Facility was approximately $112.3 million, after deducting $61.0 million of issued letters of credit. The letters of credit outstanding included $9.5 million securing the deferred consideration arising from the USPC Acquisition. The Company is required to pay commitment fees on the unused balance of the revolving credit facility.

Non-U.S. Borrowings

As of September 30, 2005, non-U.S. borrowings, consisting primarily of outstanding balances under various foreign credit lines and facilities entered into by certain non-U.S. subsidiaries of the Company, totaled $6.5 million, and are primarily reflected as “Short-term debt and current portion of long-term debt” in the Condensed Consolidated Balance Sheets. Certain of these foreign credit lines are secured by the non-U.S. subsidiaries’ inventory and/or accounts receivable.

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

The indenture related to the Company’s 9 3/4% Senior Subordinated Notes (the “Indenture”) contains a covenant which restricts the Company from declaring or paying any dividends, or making any other payment or distribution of the Company’s equity interests or to the holders of the Company’s equity interests in their capacity as such (other than distributions payable in equity interests of the Company or to the Company or a restricted subsidiary of the Company), unless specified thresholds are met.

Debt Covenant Compliance

The Company was in compliance as of September 30, 2005 with all covenants contained in both the Senior Credit Facility and the Indenture.

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

Interest Income

The Company periodically receives interest income for excess cash deposited with financial institutions. Such interest income is recorded as an offset to interest expense and totaled $0.3 million in the three month period ended September 30, 2005. Interest income was not significant for the three month period ended September 30, 2004. Interest income totaled $1.1 million and $0.5 million in the nine month periods ended September 30, 2005 and September 30, 2004, respectively.

7. Derivative Financial Instruments

Cash Flow Hedges

On January 24, 2005, the Company entered into two interest rate swaps, effective on January 26, 2005, that converted the floating rate interest related to an aggregate of $125 million under the Term Loan for a fixed obligation. Such interest rate swaps carry a fixed interest rate of 6.025% per annum (including a 2% applicable margin) for a term of five years. In addition, the Company entered into two interest rate swaps in December 2004 that were effective on January 4, 2005. These swaps convert the interest payments related to an aggregate of $300 million of floating rate debt for a fixed obligation. The first interest rate swap, for $150 million of notional value, carries a fixed interest rate of 5.625% per annum (also including a 2% applicable margin) for a term of three years. The second interest rate swap, also for $150 million of notional value, carries a fixed interest rate of 6.0675% per annum (also including a 2% applicable margin) for a term of five years. All four interest rate swaps have interest payment dates that are the same as the Term Loan. The swaps are considered to be cash flow hedges and are also considered to be effective hedges against changes in future interest payments of the Company’s floating-rate debt obligation for both tax and accounting purposes.

The Company also entered into two additional interest rate swaps effective July 18, 2005 in connection with the closing of the THG Acquisition and the issuance of additional variable interest term loan debt. These swaps convert an aggregate of $200 million under the Term Loan for a fixed obligation. These swaps, each for $100 million of notional value, carry a fixed interest rate of 5.84% and 5.86% per annum (both including a 1.75% applicable margin) for a term of five years. These swaps are considered to be cash flow hedges and are also considered to be effective hedges against changes in future interest payments of the Company’s floating-rate debt obligation for both tax and accounting purposes.

Changes in the fair value of the interest rate swaps are reported as a component of other comprehensive income and are reclassified into earnings in the same period that the hedged transaction affects earnings. As of September 30, 2005, the fair market value of the Company’s cash flow hedges was favorable in an amount of approximately $12.8 million and was included within “Other assets” in the Condensed Consolidated Balance Sheets.

Fair Value Hedges

As of September 30, 2005, the fair value of the Company’s interest rate swaps, which are accounted for as fair value hedges, was unfavorable in an amount of approximately $3.2 million and was included within “Other non-current liabilities” with a corresponding offset to “Long-term debt,” in the Condensed Consolidated Balance Sheets.

Foreign Exchange Rate Hedges

The Company utilizes forward foreign exchange rate contracts (“Forward Contracts”) to reduce its foreign currency exchange rate exposures. The Company designates qualifying Forward Contracts as cash flow hedge instruments.

At September 30, 2005, the fair value of open Forward Contracts was a liability of approximately $0.3 million, and is reflected in “Other current liabilities” in the Condensed Consolidated Balance Sheets. The unrealized net gain in the fair values of open Forward Contracts from designation date (January 24, 2005) to September 30, 2005 amounted to $1.2 million, of which $0.1 million of net losses is included in other comprehensive income and the remainder is reflected in SG&A expenses in the Condensed Consolidated Statements of Operations. U.S. dollar equivalent contractual notional amounts to purchase and sell currencies for open foreign exchange contracts as of September 30, 2005 totaled $55.2 million.

8. Income taxes

The Company’s effective tax rate for the first nine months of 2005 is 36.5% compared to an effective tax rate of 38.0% for the first nine months of 2004. The principal reason for the reduction is lower tax rates assessed on foreign earnings, which represent a larger proportion of the Company’s total earnings in 2005 than in 2004.

The Company continues its evaluation of the effects, if any, of the impact of the one-time favorable foreign dividend provision recently enacted as part of the American Jobs Creation Act of 2004. Such evaluation is expected to be completed in the fourth quarter of 2005. The Company has not yet completed its estimate of the related range of income tax effects of such dividend repatriation.

9. Contingencies

Litigation

The Company and/or its subsidiaries are involved in various lawsuits arising from time to time that the Company considers ordinary routine litigation incidental to its business. The Company believes that the resolution of these routine matters, individually or in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

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

In addition to ongoing environmental compliance at its operations, the Company also is actively engaged in environmental remediation activities, the majority of which relate to divested operations. The Company or various of its subsidiaries have been identified by the United States Environmental Protection Agency (“EPA”) or a state environmental agency as a Potentially Responsible Party (“PRP”) pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law at various sites (collectively, the “Environmental Sites”). The remediation efforts in which the Company is involved include facility investigations, including soil and groundwater investigations, corrective measure studies, including feasibility studies, groundwater monitoring, extraction and treatment and soil sampling, excavation and treatment relating to environmental clean-ups. In certain instances, the Company has entered into agreements with governmental authorities to undertake additional investigatory activities and in other instances have agreed to implement appropriate remedial actions. The Company, when necessary, has also established reserve amounts for certain non-compliance matters including those involving air emissions.

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

Due to uncertainty over remedial measures to be adopted at some sites, the possibility of changes in environmental laws and regulations and the fact that joint and several liability with the right of contribution is possible at federal and state Superfund sites, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of September 30, 2005.

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

10. Equity

As discussed in Note 4, the Company issued approximately 6.15 million shares of common stock to partially fund the purchase price of the THG Acquisition. Furthermore, in connection with the AHI Acquisition, the Company issued $350 million of equity securities pursuant to a purchase agreement (“Equity Purchase Agreement”). The securities issued were as follows:

(i)	1,071,429 shares of the Company’s common stock (“Common Stock”) for approximately $21.4 million at a price of $20 per share;

(ii)	128,571 shares or $128.6 million of a new class of the Company’s preferred stock, Series B Convertible Participating Preferred Stock (“Series B Preferred Stock”) with a paid-in-kind dividend rate of 3.5% per annum; these securities were fully converted into common stock in the third quarter of 2005 (see discussion below);

(iii)	200,000 shares or $200 million of a new class of the Company’s preferred stock, Series C Mandatory Convertible Participating Preferred Stock (“Series C Preferred Stock”) with a paid-in-kind dividend rate of 3.5% per annum; these securities were fully converted into common stock and Series B Preferred Stock in the second quarter of 2005 (see discussion below).

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

On June 9, 2005, following requisite stockholder approval, all outstanding shares of Series C Preferred Stock were converted into approximately 175,492 shares of Series B Preferred Stock and approximately 1,462,454 shares of Jarden’s common stock.

The Certificates of Designation for the Series B Preferred Stock prohibited the Company from taking certain actions, including the payment of dividends under certain circumstances.

On August 14, 2005, Jarden converted all outstanding shares of Series B Preferred Stock and accrued paid-in kind dividends thereon into approximately 14.5 million shares of Jarden’s common stock, par value $0.01 per share in accordance with the terms of Jarden’s Certificate of Designations of Powers, Preferences and Rights of the Series B Preferred Stock.

Jarden announced its intention to buy back up to one million shares of Jarden common stock in the second half of 2005 in accordance with a stock repurchase plan approved by the Board of Directors during the second quarter of 2005. Through September 30, 2005, the Company had repurchased 158,900 shares in the open market for an average price per share of $37.83. On October 18, 2005, the Company repurchased 400,000 shares of Company common stock for $33.25 per share from Catterton Partners V, LP and its affiliates in a private transaction.

During the nine months ended September 30, 2005, the Company awarded 1,190,630 stock options and 2,916,911 restricted shares of common stock to certain members of management and employees under the Company’s 2003 Stock Incentive Plan, as amended and restated (the “2003 Plan”). A total of 2,175,000 of the restricted shares issued were awarded to certain executive officers (the “Executive Award”) of the Company pursuant to the 2003 Plan. Accordingly, the Company recorded approximately $78.2 million of deferred compensation in connection with the Executive Award, and these shares vest on the later of November 1, 2005 or the date on which certain Jarden common stock market price targets are achieved in accordance with the terms of the related agreements. For the three month period ended September 30, 2005, the Company recognized $29.8 million of non-cash compensation related to the Executive Award, and the remaining unamortized deferred compensation expense is approximately $48.4 million as of September 30, 2005. As of November 1, 2005, the restrictions over the first of two tranches of this award lapsed. In conjunction with such lapsing and in accordance with the terms of the 2003 Plan, the holders returned a total of 460,317 shares to the Company (at an average price of $34.50 per share) in exchange for the Company’s payment of the withholding taxes, calculated consistent with existing minimum withholding requirements, due upon lapsing.

Certain of the Company’s executive officers have entered into trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. A trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s common stock.

11. Earnings Per Share Calculation

A computation of earnings per share is as follows (in thousands, except shares and per share data):

	Three month period ended		Nine month period ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income, as reported	$25,412	$22,279	$58,247	$45,839
Paid-in-kind dividends on Series B and C preferred stock	(1,367)	—	(9,688)	—
Charges from beneficial conversions of Series B and Series C preferred stock	—	—	(38,952)	—

Income available to common stockholders	$24,045	$22,279	$9,607	$45,839

Weighted average shares outstanding (in millions)	58.2	40.8	48.8	40.7
Additional shares assuming conversion of stock options and restricted stock	2.3	1.6	1.8	1.7

Weighted average shares outstanding assuming conversion	60.5	42.4	50.6	42.4

Basic earnings per share	$0.41	$0.55	$0.20	$1.13
Diluted earnings per share	$0.40	$0.53	$0.19	$1.08

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

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”) was signed into law. The Medicare Act introduced a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retirement health plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2, which provides guidance on accounting for the effects of the Medicare Act, requires companies eligible for Federal subsidies under the Medicare Act to recognize the expected benefit in their determination of the accumulated benefit obligation for their postretirement plans.

The Company sponsors several different retiree medical plans for certain current and former employees of some of its business units. Some of these plans cover prescription drug benefits for Medicare-eligible participants. Based on final regulations and guidance issued in January 2005, the Company does not expect the subsidy receipts to materially impact the Company’s consolidated financial position, results of operations or cash flows.

Components of Net Periodic Costs for Domestic Plans

Net periodic pension costs and net periodic postretirement costs for domestic plans include the following components (in thousands):

	Pension Benefits		Postretirement Benefits
	Three month period ended		Three month period ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Service cost	$410	$260	$126	$61
Interest cost	3,553	771	350	119
Expected return on plan assets	(3,386)	(752)	—	—
Amortization of unrecognized prior service benefit	38	38	1	1
Recognized net actuarial loss (gain)	50	41	(2)	—

Net periodic cost	$665	$358	$475	$181

	Pension Benefits		Postretirement Benefits
	Nine month period ended		Nine month period ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Service cost	$1,001	$437	$400	$106
Interest cost	9,225	1,463	1,046	220
Expected return on plan assets	(8,504)	(1,423)	—	—
Amortization of unrecognized prior service benefit	114	114	2	2
Recognized net actuarial loss (gain)	149	122	(5)	—

Net periodic cost	$1,985	$713	$1,443	$328

Components of Net Periodic Pension Costs for Foreign Plans

In connection with the AHI Acquisition, the Company assumed the pension plans of certain non-US subsidiaries. Net periodic pension costs for foreign plans include the following components (in thousands):

	Three month period ended September 30, 2005	Nine month period ended September 30, 2005
Service cost	$172	$468
Interest cost	155	415
Expected return on plan assets	(93)	(246)

Net periodic pension cost	$234	$637

The Company had no net periodic pension cost for foreign plans in the three or nine month periods ended September 30, 2004.

Domestic Contributions

The Company funds its pension and postretirement plans in amounts consistent with applicable laws and regulations. The Company expects to contribute $5.9 million to its domestic pension plans and $1.7 million to other postretirement benefit plans for the year ending December 31, 2005.

Foreign Contributions

The Company funds its pension plans in amounts consistent with applicable laws and regulations. The Company expects to contribute $0.8 million to its foreign pension plans for the year ending December 31, 2005.

13. Reorganization and Acquisition-Related Integration Costs

Branded Consumables Segment Reorganization

As part of the AHI Acquisition, during the first quarter of 2005, the Company began implementing a strategic plan to reorganize its branded consumables segment and thereby facilitate long-term cost savings and improve management and reporting capabilities. Specific cost savings initiatives include the utilization of certain shared distribution and warehousing services and information systems platforms and outsourcing the manufacturing of certain kitchen products. Reorganization costs relating to this strategic plan are currently estimated at approximately $4.2 million, excluding any capital expenditures. During the nine month period ended September 30, 2005, the Company recorded charges of approximately $1.2 million consisting of severance and other employee benefit-related costs (including a non-cash charge of $0.6 million) and other costs of $1.6 million (including $1.3 million of non-cash charges) which are reflected in “Reorganization and acquisition-related integration costs” in the Condensed Consolidated Statements of Income. During the nine month period ended September 30, 2005, the Company paid $0.4 million in severance and other employee benefit related costs and $0.3 million in other costs. As of September 30, 2005, approximately $0.2 million of the charge recorded remains accrued and is reflected in “Other current liabilities” in the Condensed Consolidated Balance Sheets. The majority of the amounts currently accrued are expected to be paid by December 31, 2005. The initiative is currently scheduled to be completed in the first quarter of 2006.

Outdoor Solutions Segment Outsourcing

During 2003, Coleman announced its intention to outsource the manufacturing of its outdoor recreation appliances manufactured at its Lyon, France facility. In 2004, Coleman initiated the outsourcing activities upon completion of reviews conducted by government and union officials. Other manufacturing operations in Lyon will be unaffected by this move. During the nine month period ended September 30, 2005, the Company recorded charges of approximately $0.9 million (including a non-cash charge of $0.2 million), which are reflected in “Reorganization and acquisition-related integration costs” in the Condensed Consolidated Statements of Income. These charges primarily consist of costs associated with the plant closing and related costs. The initiative is currently scheduled to be substantially completed in 2006 and is expected to result in the termination of approximately 125 employees, of which 84 were terminated as of September 30, 2005. The Company currently expects that it will incur additional charges of approximately $2.1 million related to this initiative. During the first nine months of 2005, the Company paid $4.4 million in severance and other employee benefit-related costs and $1.0 million in other costs. As of September 30, 2005, $5.5 million, primarily related to severance and other employee benefit-related costs, remains accrued, of which $4.5 million is reflected in “Other current liabilities” and $1.0 million is reflected in “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. The amounts accrued are expected to be fully paid by 2007.

Outdoor Solutions Management Reorganization

Immediately following the AHI Acquisition, certain executive management changes were made at Coleman. The Company recorded charges, relating to travel, relocation and other related costs of three key management personnel, of approximately $0.2 million during the nine month period ended September 30, 2005, all of which was paid as of September 30, 2005. These costs are reflected in “Reorganization and acquisition-related costs” in the Condensed Consolidated Statements of Income. The Company expects to incur an additional $0.5 million during the remainder of 2005 associated with these changes. The costs associated with the related terminations following the AHI Acquisition were included in the determination of the cost of the AHI Acquisition.

Consumer Solutions Segment Reorganization

As part of the AHI Acquisition and THG Acquisition, it was determined that, due to similarities between the combined consumer solutions customer base, distribution channels and operations, significant cost savings could be achieved by integrating certain functions of the three businesses, such as distribution and warehousing, information technology and certain other back-office functions. In order to take advantage of a shared infrastructure and facilitate combined strategic management of this business segment, the Company executed certain reorganization plans and acquisition related initiatives. During the nine month period ended September 30, 2005, the Company recorded charges of approximately $4.3 million in severance and other employee benefit-related costs and $6.0 million in other costs (including $1.8 million of non-cash charges), which are reflected in “Reorganization and acquisition-related integration costs” in the Condensed Consolidated Statements of Income. The initial phase of this initiative is currently scheduled to be completed in February 2006 and is expected to result in the termination of approximately 61 employees, of which 54 were terminated as of September 30, 2005. The Company currently expects that it will incur additional charges of approximately $2.0 million related to this initiative, excluding any capital expenditures. During the nine month period ended September 30, 2005, the Company paid $0.9 million of retention bonuses which are being amortized over the retention period, $1.6 million for severance and other employee benefit-related costs, and $3.5 million in other costs. As of September 30, 2005, $2.5 million of severance, other employee benefit-related costs and other costs remain accrued, which are reflected in “Other current liabilities” in the Condensed Consolidated Balance Sheets. The amounts accrued are expected to be fully paid by 2007.

Corporate Reorganization and Acquisition-Related Integration Costs

As part of the AHI Acquisition, it was determined that certain corporate functions of the two entities would be combined and redundant functions would be eliminated. Further, certain functions and responsibilities would be transitioned to the Company’s offices in Florida, while other functions would transition to the Company’s New York headquarters. During the nine month period ended September 30, 2005, the Company recorded charges of approximately $1.9 million consisting of $1.0 million in severance and other employee benefit-related costs and $0.9 million in other costs, which are reflected in “Reorganization and acquisition-related integration costs” in the Condensed Consolidated Statements of Income, of which $1.7 million has been paid. Other costs consist primarily of recruitment fees, relocation costs and travel expenses directly associated with the reorganization. The initiative is currently scheduled to be completed by the first quarter of 2006 and resulted in the termination of 15 employees as of September 30, 2005. The Company currently expects that it will incur additional charges of approximately $0.1 million related to this initiative. As of September 30, 2005, $0.2 million of employee benefit-related costs and other costs remain accrued, which are reflected in “Other current liabilities” in the Condensed Consolidated Balance Sheets.

The following table sets forth the details and the activity related to reorganization and acquisition-related integration costs as of September 30, 2005 (in millions):

	Severance and Other Employee Benefit-Related Costs	Other Costs	Total
Accrual balance at December 31, 2004	$—	$—	$—
Additions:
Balances assumed upon AHI Acquisition and THG Acquisition	10.4	0.5	10.9
Reorganization and acquisition-related integration costs	6.7	9.4	16.1
Foreign currency translation	(0.7)	—	(0.7)
Deductions:
Cash payments	(8.0)	(6.0)	(14.0)
Non-cash	(0.7)	(3.2)	(3.9)

Accrual balance at September 30, 2005	$7.7	$0.7	$8.4

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

In the consumer solutions segment, the Company manufactures or sources, markets and distributes an array of innovative kitchen and other household products that includes bedding, blenders, coffee makers, heating pads, home vacuum packaging machines, smoke and carbon monoxide alarms, personal and animal grooming products, and warming blankets, as well as related consumable products. The segment’s leading brands include BRK®, Bionaire®, Crock-Pot®, First Alert®, FoodSaver®, Harmony®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam®, VillaWare® and White Mountain™. As discussed in Note 4, the JCS portion of this business was purchased with the AHI Acquisition effective January 24, 2005, and the Holmes portion of this business was purchased with the THG Acquisition, effective July 18, 2005.

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

Net sales, operating earnings, depreciation and amortization, and assets employed in operations by segment are summarized as follows (in millions):

	Three month period ended		Nine month period ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net sales:
Branded consumables (a)	$151.6	$152.3	$428.8	$350.0
Consumer solutions (b)	530.8	58.2	965.3	139.5
Outdoor solutions (c)	214.1	—	695.6	—
Other	60.5	46.9	175.6	153.8
Intercompany eliminations (f)	(19.0)	(12.8)	(51.6)	(41.3)

Total net sales	$938.0	$244.6	$2,213.7	$602.0

Operating earnings:
Branded consumables (a)(e)	$25.2	$30.6	$62.6	$59.4
Consumer solutions (b)(d)(e)	57.2	9.5	64.3	19.3
Outdoor solutions (c)(e)	12.1	—	59.5	—
Other	4.9	3.3	14.9	14.8
Intercompany eliminations (f)	—	—	—	(0.3)
Unallocated costs (g)	(37.0)	—	(45.9)	—

Total operating earnings	$62.4	$43.4	$155.4	$93.2

Depreciation and amortization:
Branded consumables (a)	$1.8	$2.7	$5.3	$5.2
Consumer solutions (b)	7.0	.9	15.6	2.5
Outdoor solutions (c)	4.2	—	12.7	—
Other	2.5	2.3	7.0	7.0
Corporate (h)	—	—	.3	0.1

Total depreciation and amortization	$15.5	$5.9	$40.9	$14.8

	September 30, 2005	December 31, 2004
Assets employed in operations:
Branded consumables (a)	$674.8	$671.5
Consumer solutions (b)	1,845.7	241.2
Outdoor solutions (c)	554.9	—
Other	75.3	69.6

Total assets employed in operations	3,150.7	982.3
Corporate (h)	455.0	60.1

Total assets	$3,605.7	$1,042.4

(a)	The United States Playing Card Company business is included in the branded consumables segment effective June 28, 2004, the date of its acquisition.
(b)	The Jarden Consumer Solutions business, acquired with the acquisition of American Household, Inc. (the “AHI Acquisition”), is included in the consumer solutions segment effective January 24, 2005, and The Holmes Group business is included in the consumer solutions segment effective July 18, 2005, the date of its acquisition.
(c)	The outdoor solutions segment was created upon the purchase of the Coleman business with the AHI Acquisition, effective January 24, 2005.
(d)	For the three months ended September 30, 2005, the operating earnings of the consumer solutions segment reflects $4.2 million of purchase accounting adjustments for manufacturer’s profit in acquired inventory that had the effect of reducing the operating earnings as presented.
(e)	For the nine months ended September 30, 2005, the operating earnings of the branded consumables, consumer solutions and outdoor solutions segments reflects $0.2 million, $10.5 million and $9.8 million, respectively, of purchase accounting adjustments for manufacturer’s profit in acquired inventory that had the effect of reducing the operating earnings as presented for each of these segments.
(f)	Intersegment sales are recorded at cost plus an agreed upon profit on sales.
(g)	For the three months ended September 30, 2005, unallocated costs include $7.2 million of reorganization and acquisition-related integration costs and $29.8 million of non-cash compensation related to the Executive Award (see Note 10). For the nine months ended September 30, 2005, unallocated costs include $16.1 million of reorganization and acquisition-related integration costs and $29.8 million of non-cash compensation related to the Executive Award (see Note 10).
(h)	Corporate assets primarily include purchase price paid in excess of fair value of tangible assets for the AHI Acquisition and the THG Acquisition (see Note 5), cash and cash equivalents, amounts relating to benefit plans, deferred tax assets and corporate facilities and equipment.

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

Net sales of these products for the three and nine month periods ended September 30, 2005 and 2004 were as follows (in millions):

	Three month period ended		Nine month period ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Kitchen products	$62.4	$62.5	$166.4	$170.2
Home improvement products	39.5	37.6	113.3	106.4
Playing cards products	26.5	34.8	90.6	36.2
Other specialty products	23.2	17.4	58.5	37.2

Total branded consumables net sales	$151.6	$152.3	$428.8	$350.0

The Company’s sales are principally within the United States. The Company’s international operations are mainly based in Europe, Canada, Latin America and Japan. Net sales of the Company’s products outside of the United States were approximately $214 million and $602 million for the three month and nine month periods ended September 30, 2005, respectively, or on a percentage basis approximately 23% and 27% of the Company’s net sales for each of the same periods. For the three and nine month periods ended September 30, 2004, net sales of the Company’s products outside of the United States were approximately $29 million and $56 million, or on a percentage basis approximately 12% and 9% of the Company’s net sales for each of the same periods.

15. Condensed Consolidating Financial Statements

The Company’s 9 3/4% Senior Subordinated Notes (see Note 6) are fully guaranteed, jointly and severally, by several of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these Senior Subordinated Notes. Following the AHI Acquisition, the Non-Guarantor Subsidiaries are not considered minor and, as such, pursuant to Article 3-10(f) of Regulation S-X, the Company has presented below the summarized condensed consolidating financial statements of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.

Condensed Consolidating Statements of Income (in millions)

	Three month period ended September 30, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$807.3	$308.2	$(177.5)	$938.0
Costs and expenses	40.6	727.5	285.0	(177.5)	875.6

Operating (loss) earnings	(40.6)	79.8	23.2	—	62.4
Other expense, net	28.1	1.4	7.5	—	37.0
Equity in the income of subsidiaries	94.1	19.4	—	(113.5)	—

Net income	$25.4	$97.8	$15.7	$(113.5)	$25.4

	Nine month period ended September 30, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,819.2	$672.6	$(278.1)	$2,213.7
Costs and expenses	73.9	1,656.3	606.2	(278.1)	2,058.3

Operating (loss) earnings	(73.9)	162.9	66.4	—	155.4
Other expense, net	75.7	3.4	18.1	—	97.2
Equity in the income of subsidiaries	207.8	51.5	—	(259.3)	—

Net income	$58.2	$211.0	$48.3	$(259.3)	$58.2

Condensed Consolidating Balance Sheet (in millions):

	As of September 30, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$692.9	$1,145.8	$355.4	$(704.4)	$1,489.7
Investment in subsidiaries	2,143.8	129.9	—	(2,273.7)	—
Non-current assets	62.3	1,484.0	128.4	441.3	2,116.0

Total assets	$2,899.0	$2,759.7	$483.8	$(2,536.8)	$3,605.7

Liabilities and stockholders’ equity
Current liabilities	$66.0	$390.8	$241.6	$(4.8)	$693.6
Non-current liabilities	1,822.3	240.2	97.2	(258.3)	1,901.4
Stockholders’ equity	1,010.7	2,128.7	145.0	(2,273.7)	1,010.7

Total liabilities and stockholders’ equity	$2,899.0	$2,759.7	$483.8	$(2,536.8)	$3,605.7

Condensed Consolidating Statement of Cash Flows (in millions):

	Nine month period ended September 30, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(118.9)	$(24.1)	$128.6	$—	$(14.4)
Financing activities:
Proceeds from revolving credit borrowings	127.3	—	—	—	127.3
Payments on revolving credit borrowings	(100.6)	—	—	—	(100.6)
Proceeds (payments) from (to) intercompany transactions	44.3	51.5	(95.8)	—	—
Proceeds from issuance of long-term debt	1,330.0	—	—	—	1,330.0
Payments on long-term debt	(310.7)	—	—	—	(310.7)
Proceeds from issuance of stock, net of transaction fees	350.5	—	—	—	350.5
Repurchase of common stock	(6.0)	—	—		(6.0)
Debt issuance costs	(19.9)	—	—	—	(19.9)
Other	4.5	(2.1)	(11.5)	—	(9.1)

Net cash provided by (used in) financing activities	1,419.4	49.4	(107.3)	—	1,361.5

Investing Activities:
Additions to property, plant and equipment	(0.3)	(30.0)	(6.2)	—	(36.5)
Acquisition of business, net of cash acquired	(1,312.3)	(1.0)	42.5	—	(1,270.8)
Other	(0.2)	—	—	—	(0.2)

Net cash (used in) provided by investing activities	(1,312.8)	(31.0)	36.3	—	(1,307.5)

Effect of exchange rate changes on cash	—	—	(0.2)	—	(0.2)

Net (decrease) increase in cash and cash equivalents	(12.3)	(5.7)	57.4	—	39.4
Cash and cash equivalents at beginning of period	16.5	(0.7)	4.9	—	20.7

Cash and cash equivalents at end of period	$4.2	$(6.4)	$62.3	$—	$60.1

The amounts reflected as proceeds (payments) from (to) intercompany transactions represent cash flows originating from transactions conducted between guarantor subsidiaries, non-guarantor subsidiaries and parent in the normal course of business operations.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Please see our Company’s Annual Report on Form 10-K, as amended, for 2004 for a list of factors which could cause our Company’s actual results to differ materially from those projected in our Company’s forward-looking statements and certain risks and uncertainties that may affect the operations, performance and results of our business. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

Results of Operations

•	Our net sales for the third quarter ended September 30, 2005 increased to $938.0 million or approximately 283% over the same period in 2004. Our net sales for the nine months ended September 30, 2005 increased to $2.2 billion or 268% over the same period in 2004;

•	Our operating earnings for the third quarter ended September 30, 2005 increased to $62.4 million from $43.4 million, or 43.8% over the same period in 2004. Our operating income for the nine months ended September 30, 2005 increased to $155.4 million, or 66.7% from $93.2 million over the same period in 2004. These quarter and year to date increases were achieved after expensing the following items related to the acquisition of American Household, Inc. (“AHI” and “AHI Acquisition”) and The Holmes Group, Inc. (“Holmes” and “THG Acquisition”) in the three and nine month periods ended September 30, 2005, respectively:

•	Manufacturer’s profit in acquired inventory of $4.2 million and $20.5 million;

•	Reorganization and acquisition-related integration costs of $7.2 million and $16.1 million; and

•	Non-cash compensation of $30.3 million and $31.1 million.

These items had the effect of reducing our operating earnings reported under generally accepted accounting principles in the United States of America (“GAAP”);

•	Our net income for the third quarter ended September 30, 2005 was $25.4 million, a 13.9% increase over the same period in 2004. Our net income for the nine months ended September 30, 2005 increased to $58.3 million from $45.8 million in the same period in 2004. Our results in the first nine months of 2005 reflect a charge for purchase accounting adjustments for manufacturer’s profit in acquired inventory of $20.5 million, reorganization and acquisition-related integration costs of $16.1 million, and a charge of $6.0 million for a loss on the early extinguishment of debt resulting from the new financing entered into as part of the AHI Acquisition; and

•	Our increase in net sales was primarily the result of the acquisitions we completed in the nine month periods ended September 30, 2005 and 2004, which are described in detail in “Acquisition Activity” below. On a pro forma basis our net sales grew organically by approximately 6.0% in the third quarter 2005 compared to the third quarter for 2004, and approximately 5.2% for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Liquidity and Capital Resources

•	On July 18, 2005, we completed our acquisition of Holmes, a privately held company, for approximately $420 million in cash and 6.15 million shares of our common stock (see “Acquisition Activity”);

•	On January 24, 2005, we completed our acquisition of AHI, a privately held company, for approximately $745.6 million for the equity and the repayment of approximately $100 million of indebtedness (see “Acquisition Activity”). The AHI Acquisition was funded through a combination of new debt and equity financing;

•	Our liquidity, as measured by cash and cash equivalents on hand and availability under our debt facility, was approximately $39.5 million greater at September 30, 2005 than at December 31, 2004. As of September 30, 2005, we had $60.1 million of cash on hand and $112.3 million of net availability under our new senior credit facility. In addition, we completed the following add-ons to our new senior credit facility:

•	A tranche of $380 million in July 2005, in connection with the THG Acquisition. See the “Acquisition Activity” discussion below;

•	A tranche of $100 million in April 2005, for general corporate purposes and strategic initiatives;

•	We ended the third quarter of 2005 with a higher net debt-to-total market capitalization ratio than as of December 31, 2004, due to the additional debt incurred to fund the THG Acquisition and AHI Acquisition, partially offset by an increase in our market capitalization;

•	We increased total stockholders’ equity to approximately $1.0 billion at September 30, 2005 from approximately $334 million at December 31, 2004, primarily due to the issuance of equity in connection with the AHI Acquisition and the THG Acquisition (see “Acquisition Activity” and “Financial Condition, Liquidity and Capital Resources”); and

•	Our cash used in operations in the first nine months of 2005 was $14.4 million compared to cash provided by operations of $28.0 million in the first nine months of 2004. The increase in cash used in operations is principally due to the inclusion of AHI following the AHI Acquisition, and the seasonal working capital requirements related to this business. Included in the use of cash in the first nine months of 2005 was $14.0 million of cash paid related to reorganization and acquisition-related integration activities, a portion of which related to liabilities in existence at the time of the AHI Acquisition.

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

Acquisition Activity

On July 18, 2005, we completed our acquisition of Holmes, a privately held company, for approximately $420 million in cash and 6.15 million shares of our common stock. Holmes is a leading manufacturer and distributor of home environment and small kitchen electrics under brand names such as Bionaire®, Crock-Pot®, Harmony®, Holmes®, Patton®, Rival®, Seal-a-Meal® and White Mountain™. Effective on the acquisition date, the Holmes business was integrated within our existing consumer solutions segment. Financing for the THG Acquisition is discussed in “Financial Condition, Liquidity and Capital Resources” below.

On January 24, 2005, we completed our acquisition of AHI, a privately held company, for approximately $745.6 million for the equity and the repayment of approximately $100 million of indebtedness. Of the equity portion of the purchase price, we held back $40.0 million from the sellers to cover potential indemnification claims against the sellers of AHI. Such amount is recorded as part of “Deferred consideration for acquisitions” in the Condensed Consolidated Balance Sheet as of September 30, 2005. AHI is the parent of The Coleman Company, Inc. (“Coleman”) and Sunbeam Products, Inc. (now known as “Jarden Consumer Solutions” or “JCS”), leading producers of global consumer products through brands such as BRK®, Campingaz®, Coleman®, First Alert®, Health o meter®, Mr. Coffee®, Oster® and Sunbeam®. Product lines added include appliances, personal care and wellness, home safety, outdoor leisure and camping products. Effective on the acquisition date, the JCS business was integrated within our existing consumer solutions segment and the Coleman business formed a new segment named outdoor solutions. Financing for the AHI Acquisition is discussed in “Financial Condition, Liquidity and Capital Resources” below.

On June 28, 2004, we acquired Bicycle Holding, Inc., and its subsidiaries including the United States Playing Card Company (“USPC” and “USPC Acquisition”).

Pro forma financial information for the three and nine months ended September 30, 2005 and 2004 for the THG Acquisition, the AHI Acquisition and the USPC Acquisition is presented in Note 4 to our Condensed Consolidated Financial Statements.

Results of Operations – Comparison of Third Quarter 2005 to Third Quarter 2004

	Three month period ended
(in millions)	September 30, 2005	September 30, 2004
Kitchen products	$62.4	$62.5
Home improvement products	39.5	37.6
Playing cards products (1)	26.5	34.8
Other specialty products	23.2	17.4

Total branded consumables (1)	151.6	152.3
Consumer solutions (2)	530.8	58.2
Outdoor solutions (3)	214.1	—
Other	60.5	46.9
Intercompany eliminations (4)	(19.0)	(12.8)

Total net sales	$938.0	$244.6

(1)	The USPC business is included in the branded consumables segment effective June 28, 2004.
(2)	The JCS business, acquired with the AHI Acquisition, is included in the consumer solutions segment effective January 24, 2005, and the Holmes business is included in the consumer solutions segment effective July 18, 2005, the date of its acquisition.
(3)	The outdoor solutions segment was created upon the purchase of the Coleman business with the AHI Acquisition, effective January 24, 2005.
(4)	Intersegment sales are recorded at cost plus an agreed upon intercompany profit on intersegment sales.

We reported net sales of $938.0 million for the third quarter of 2005, an approximately 283% increase from net sales of $244.6 million in the third quarter of 2004.

In the third quarter of 2005, our branded consumables segment reported net sales of $151.6 million, a slight decrease when compared to net sales of $152.3 million in the third quarter of 2004. The three month periods ended September 30, 2005 and 2004, reflect full period results of the USPC business. Sales of playing card products declined $8.3 million from the prior year quarter, which included a significant pipeline sell in of poker related products. This decrease in playing card sales offset a 2.7% increase in sales of the remaining businesses in the segment, an increase attributable principally to strength in home improvement products and other specialty products, offset by a small decline in home canning sales.

In the third quarter of 2005, our consumer solutions segment recorded net sales of $530.8 million compared to $58.2 million in the third quarter of 2004. This increase of approximately 810% was the result of the AHI Acquisition effective January 24, 2005, and the THG Acquisition effective July 18, 2005, which, when combined, accounted for $481.9 million of the increase, offset by a $9.2 million decrease primarily in sales of our FoodSaver® machines. The decline in FoodSaver® sales, which started towards the end of 2004, is anticipated to abate through the remainder of 2005 due to the introduction of the second generation FoodSaver® product line.

In the third quarter of 2005, our outdoor solutions segment recorded net sales of $214.1 million. This segment was created upon the purchase of the Coleman business with the AHI Acquisition, effective January 24, 2005.

In the third quarter of 2005, our other segment reported net sales of $60.5 million compared to $46.9 million in the third quarter of 2004. This increase in net sales was principally due to higher sales of plastic cutlery and Ball® freezer jars and higher third party sales of low denomination coinage.

We reported operating earnings of $62.4 million in the third quarter of 2005 compared to operating earnings of $43.4 million in the third quarter of 2004. This increase of $19.0 million, or 43.7%, occurred after reorganization and acquisition-related integration costs of $7.2 million and $29.8 million of non-cash compensation which had the effect of reducing our operating earnings. Excluding the impact of these items, our operating earnings would have been approximately 129% higher than the prior year third quarter. The principal reason for this increase was the effect of our 2005 and 2004 acquisitions.

Gross margin percentages on a consolidated basis decreased to 25.4% in the third quarter of 2005 from 34.8% in the third quarter of 2004. The principal reason for the decrease was due to the addition of the acquired AHI and Holmes product lines, which have historically lower gross margins than the businesses included in the three month period ended September 30, 2004. Additionally, raw material price increases experienced in the third quarter 2005 contributed to this decrease in gross margin percentage, though these price increases were partially offset by price increases to our customers and a change in product mix within some of the individual business units towards higher margin products.

Selling, general and administrative (“SG&A”) expenses increased to $169.1 million in the third quarter of 2005 from $41.7 million in the third quarter of 2004 or, as a percentage of net sales, increased to 18.0% in the third quarter of 2005 from 17.0% in the third quarter of 2004. The increase in dollar terms was principally the result of the acquisitions completed during 2005 and 2004. The slight increase in percentage terms resulted primarily from $29.8 million of non-cash compensation recognized during the period compared $0.2 million recognized in the same period last year.

Net interest expense increased to $23.6 million for the third quarter of 2005 compared to $7.6 million in the same period last year. This increase was principally due to higher levels of outstanding debt in the third quarter of 2005 compared to the same period in 2004, resulting from the additional debt financing required to fund the acquisitions of Holmes and AHI. Our weighted average interest rate was approximately 6.2% in the third quarter of 2005, compared to 5.2% for the third quarter of 2004.

Our effective tax rate for the third quarter of 2005 was 34.6% compared to an effective tax rate of 37.8% in the third quarter of 2004. We believe the principle reason for this decline is lower tax rates assessed on foreign earnings, which represent a larger proportion of our earnings in 2005 as compared to 2004, and reflects the revised adjustment our estimated effective tax rate for the first nine months of 2005.

Results of Operations – Comparison of September 30 Year to Date 2005 to September 30 Year to Date 2004

	Nine month period ended
(in millions)	September 30, 2005	September 30, 2004
Kitchen products	$166.4	$170.2
Home improvement products	113.3	106.4
Playing cards products (1)	90.6	36.2
Other specialty products	58.5	37.2

Total branded consumables (1)	428.8	350.0
Consumer solutions (2)	965.3	139.5
Outdoor solutions (3)	695.6	—
Other	175.6	153.8
Intercompany eliminations (4)	(51.6)	(41.3)

Total net sales	$2,213.7	$602.0

(1)	The USPC business is included in the branded consumables segment effective June 28, 2004.
(2)	The JCS business, acquired with the AHI Acquisition, is included in the consumer solutions segment effective January 24, 2005, and the Holmes business is included in the consumer solutions segment effective July 18, 2005, the date of its acquisition.
(3)	The outdoor solutions segment was created upon the purchase of the Coleman business with the AHI Acquisition, effective January 24, 2005.
(4)	Intersegment sales are recorded at cost plus an agreed upon intercompany profit on intersegment sales.

We reported net sales of $2.2 billion in the first nine months of 2005, a 268% increase from net sales of $602.0 million in the first nine months of 2004.

In the first nine months of 2005, our branded consumables segment reported net sales of $428.8 million compared to $350.0 million in the first nine months of 2004. This increase of approximately 22.5% was principally a result of the USPC Acquisition completed during late June 2004. Sales of USPC products was approximately $109.9 million in the first nine months of 2005 compared to $41.6 million for the period from acquisition to September 30, 2004, while combined sales of the other businesses comprising this segment grew by a margin of 3.4%, or $10.6 million, in the first nine months of 2005 as compared to the same period for 2004.

In the first nine months of 2005, our consumer solutions segment recorded net sales of $965.3 million compared to $139.5 million in net sales for the first nine months of 2004. This increase of approximately 591.9% was the result of the AHI Acquisition and THG Acquisition, which accounted for $855.0 million of the increase, offset by a $29.2 million decrease primarily in sales of our FoodSaver® machines. The decline in FoodSaver® sales, which started towards the end of 2004, is anticipated to abate through the remainder of 2005 and results primarily from a shift in the mix of the business to lower priced stock keeping units or “SKUs.”

In the first nine months of 2005, our outdoor solutions segment recorded net sales of $695.6 million. This segment was created upon the purchase of the Coleman business with the AHI Acquisition, effective January 24, 2005.

In the first nine months of 2005, our other segment reported net sales of $175.6 million compared to $153.8 million in the first nine months of 2004. This increase in net sales from 2004 to 2005 was principally due to higher sales of plastic cutlery and Ball® freezer jars and higher third party sales of low denomination coinage.

We reported operating earnings of $155.4 million in the first nine months of 2005 compared to operating earnings of $93.2 million in the first nine months of 2004. This increase of $62.2 million or 66.7%, occurred after purchase accounting adjustments for manufacturer’s profit in acquired inventory of $20.5 million, reorganization and acquisition-related integration costs of $16.1 million and $29.8 million in non-cash compensation which had the effect of reducing our operating earnings. Excluding the impact of these items, our operating earnings would have been approximately 138% higher than the prior year to date results. The principal reason for this increase was the effect of our 2005 and 2004 acquisitions; in particular the operating earnings of our outdoor solutions segment for the nine months ended September 30, 2005.

Gross margin percentages on a consolidated basis decreased to 25.1% for the nine months ended September 30, 2005 compared to 32.8% for the nine months ended September 30, 2004. The gross margin percentage for the nine months ended September 30, 2005 would have been 26.0% absent the negative impact of the purchase accounting adjustments for manufacturer’s profit in acquired inventory. The principal reason for the decrease was due to the addition of the acquired AHI product lines, which have historically lower gross margins than the businesses included in the same 2004 period.

SG&A expenses increased to $384.7 million in the first nine months of 2005 from $104.4 million in the first nine months of 2004. On a percentage of net sales basis, SG&A expenses increased slightly to 17.4% for the nine months ended September 30, 2005 from 17.3% for the nine months ended September 30, 2004. The increase in dollar terms was principally the result of the acquisitions completed during 2005 and 2004. The slight increase in percentage terms was principally due to the non cash-compensation charges related to the issuance of restricted shares of our common stock in June 2005, partially mitigated by the inclusion of the acquired AHI and Holmes businesses which allow the leveraging of these expenses over a larger revenue base and cost saving initiatives.

Net interest expense increased to $57.7 million for the first nine months of 2005 compared to $19.3 million in the same period last year. This increase was principally due to higher levels of outstanding debt maintained during the nine month period ended September 30, 2005 compared to the same period in 2004, resulting from the additional debt financing required to fund the acquisitions of Holmes and AHI. In addition, our weighted average interest rate increased from approximately 5.5% in the first nine months of 2004 to just over 6.1% in the first nine months of 2005.

Our effective tax rate for the first nine months of 2005 was 36.5% compared to an effective tax rate of 38.0% in the first nine months of 2004. We believe the principle reason for this decline is lower tax rates assessed on foreign earnings, which represent a larger proportion of our earnings in 2005 as compared to 2004.

In connection with the AHI Acquisition, we also issued $350 million of equity securities, comprised of approximately $21.4 million of our common stock, approximately $128.6 million of our Series B Convertible Participating Preferred Stock (“Series B Preferred Stock”) and approximately $200.0 million of our Series C Mandatory Convertible Participating Preferred Stock (“Series C Preferred Stock”) to certain private equity investors (see “Financial Condition, Liquidity and Capital Resources”). As a result, our net income of $58.3 million for the nine months ended September 30, 2005 was reduced by paid-in-kind dividends on the Series B and Series C Preferred Stock in the aggregate amount of approximately $9.7 million, and further reduced by a $39.0 beneficial conversion charges on the Series B and Series C Preferred Stock. Therefore, our earnings available to common stockholders was $9.6 million for the nine months ended September 30, 2005 and our diluted earnings per share was $0.19, compared to diluted earnings per share of $1.08 for the same period last year. The Series B Preferred Stock and accrued paid-in-kind dividends were converted into common stock in the third quarter of 2005. The Series C Preferred Stock and accrued paid-in-kind dividends were converted into Series B Preferred Stock and common stock during the second quarter of 2005.

Financial Condition, Liquidity and Capital Resources

During the first nine months of 2005, the following changes were made to our capital resources:

•	we completed a new $1.1 billion senior credit facility, consisting of a term loan facility in the aggregate principal amount of $850 million (“Term Loan”) and a revolving credit facility with an aggregate commitment of $200 million to partially fund the AHI Acquisition, and completed a $100 million additional add-on for general corporate purposes and strategic initiatives;

•	we issued $350 million of equity securities pursuant to a purchase agreement (“Equity Purchase Agreement”) to also partially fund the AHI Acquisition;

•	we completed a $380 million additional add-on to the term loan and issued $195 million in common stock to fund the THG Acquisition;

•	we awarded 1,190,630 stock options and 2,916,911 restricted shares of common stock to certain members of management and employees under our 2003 Stock Incentive Plan, as amended and restated (the “2003 Plan”). A total of 2,175,000 of the restricted shares issued were awarded to certain of our executive officers pursuant to the 2003 Plan;

•	we entered into two interest rate swaps in January 2005 that were effective on January 26, 2005 that converted the floating rate interest payments related to an aggregate of $125 million under the Term Loan for a fixed obligation;

•	we entered into two interest rate swaps in December 2004 that were effective on January 4, 2005, and which converted the floating rate interest payments related to an aggregate of $300 million

•	we entered into two interest rate swaps that were effective on July 18, 2005 in connection with the closing of the THG Acquisition. These swaps converted the floating rate interest payments related to an aggregate of $200 million under the Term Loan for a fixed obligation.

In January 2005, the AHI Acquisition was partially funded through drawings on our $1.1 billion senior credit facility, consisting of an aggregate principal amount of $850 million of Term Loan and a revolving credit facility with an aggregate commitment of $200 million. This facility replaced our Second Amended Credit Agreement.

Also, in connection with the AHI Acquisition we issued $350 million of equity securities pursuant to the Equity Purchase Agreement. The securities issued were as follows:

•	1,071,429 shares of the Company’s common stock (“Common Stock”) for approximately $21.4 million at a price of $20 per share;

•	128,571 shares or $128.6 million of our Series B Preferred Stock with a paid-in-kind dividend rate of 3.5% per annum; we converted these securities into Common Stock in the third quarter of 2005 (see discussion below); and

•	200,000 shares or $200 million of a new class of our Series C Preferred Stock with an initial paid-in-kind dividend rate of 3.5% per annum; we converted these securities into Common Stock and Series B Preferred Stock in the second quarter of 2005 (see discussion below).

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

On June 9, 2005, following requisite stockholder approval, the Series C Preferred Stock was converted into approximately 175,492 shares of Series B Preferred Stock and approximately 1,462,454 shares of Common Stock.

On July 18, 2005, we completed the acquisition of Holmes for approximately $420 million in cash and 6.15 million shares of our common stock. The cash portion of the purchase price was partially funded through a $380 million add on to our senior credit facility.

On August 14, 2005, we converted all outstanding shares of Series B Preferred Stock and accrued paid-in kind dividends thereon into approximately 14.5 million shares of our common stock, par value $0.01 per share in accordance with the terms of the Certificate of Designations of Powers, Preferences and Rights of the Series B Preferred Stock.

During the nine months ended September 30, 2005, we awarded 1,190,630 stock options and 2,916,911 restricted shares of common stock to certain members of management and employees under our 2003 Plan.

We announced our intention to buy back up to one million shares of our common stock in the second half of 2005 in accordance with a stock repurchase plan approved by our Board of Directors during the second quarter of 2005. Through September 30, 2005, the Company had repurchased 158,900 shares in the open market for an average price per share of $37.83. On October 18, 2005, the Company repurchased an additional 400,000 shares of Company common stock for $33.25 per share from Catterton Partners V, LP in a private transaction.

On January 24, 2005, we entered into two interest rate swaps, effective on January 26, 2005, that converted the floating rate interest related to an aggregate of $125 million under the Term Loan for a fixed obligation. Such interest rate swaps carry a fixed interest rate of 6.025% per annum (including a 2% applicable margin) for a term of five years. We entered into two interest rate swaps in December 2004 that were effective on January 4, 2005. These swaps convert the interest payments related to an aggregate of $300 million of floating rate debt for a fixed obligation. The first interest rate swap, for $150 million of notional value, carries a fixed interest rate of 5.625% per annum (also including a 2% applicable margin) for a term of three years. The second interest rate swap, also for $150 million of notional value, carries a fixed interest rate of 6.0675% per annum (also including a 2% applicable margin) for a term of five years. All four interest rate swaps have interest payment dates that are the same as the Term Loan. The swaps are considered to be cash flow hedges and are also considered to be effective hedges against changes in future interest payments of our floating-rate debt obligation for both tax and accounting purposes.

In connection with the closing of the TGH Acquisition, we entered into two additional interest rate swaps effective July 18, 2005. These swaps convert an aggregate of $200 million under the Term Loan for a fixed obligation. Each of these swaps are for $100 million of notional value and carry a fixed interest rate of 5.84% and 5.86% per annum (both including a 1.75% applicable margin) for a term of five years. These swaps are considered to be cash flow hedges and are also considered to be effective hedges against changes in future interest payments of the Company’s floating-rate debt obligation for both tax and accounting purposes.

Changes in the fair value of the interest rate swaps will be reported as a component of other comprehensive income and will be reclassified into earnings in the same period that the hedged transaction affects earnings. As of September 30, 2005, the fair market value of our cash flow hedges was favorable in an amount of approximately $12.8 million and was included within “Other assets” in our Condensed Consolidated Balance Sheets.

We utilize forward foreign exchange rate contracts (“Forward Contracts”) to reduce our foreign currency exchange rate exposures. We designate qualifying Forward Contracts as cash flow hedge instruments. At September 30, 2005, the fair value of our open Forward Contracts was a liability of approximately $0.3 million, and is reflected in “Other current liabilities” in our Condensed Consolidated Balance Sheets. The unrealized change in the fair values of open Forward Contracts from designation date (January 24, 2005) to September 30, 2005 amounted to $1.2 million, of which $0.1 million of net losses is included in other comprehensive income and the remainder is reflected in SG&A in our Condensed Consolidated Statements of Operations. U.S. dollar equivalent contractual notional amounts to purchase and sell currencies for open foreign exchange contracts as of September 30, 2005 totaled $55.2 million.

As of September 30, 2005, we had $1.3 billion outstanding under our Term Loan facility and $26.7 million outstanding under our revolving credit facility (consisting of domestic revolver and swing line borrowings). As of September 30, 2005, our net availability under the credit agreement was approximately $112.3 million, after deducting $61.0 million of issued letters of credit. The letters of credit outstanding included $9.5 million securing the deferred consideration arising from a 2004 acquisition. We are required to pay commitment fees on the unused balance of the revolving credit facility.

As of September 30, 2005, borrowings outstanding under various other foreign credit lines entered into by certain of our non-U.S. subsidiaries totaled $6.5 million, and are primarily reflected as “Short-term debt and current portion of long-term debt” in our Condensed Consolidated Balance Sheets. Certain of these foreign credit lines are secured by the non-U.S. subsidiaries’ inventory and/or accounts receivable.

As of September 30, 2005, we also had various equipment financing arrangements totaling $0.8 million.

Working capital (defined as current assets less current liabilities) increased to $796.2 million at September 30, 2005 from $181.4 million at December 31, 2004, primarily due to the addition of the working capital of AHI and THG and the successful equity placements we have completed during 2005.

Cash used in operations was $14.4 million for the first nine months of 2005 compared to $28.0 million of cash provided by operations for the nine months of 2004. The increase in cash used in operations is principally due to the timing of the AHI Acquisition and the THG Acquisition, and the seasonal working capital requirements related to these businesses.

Capital expenditures were $36.5 million in the first nine months of 2005 compared to $7.3 million in the first nine months of 2004 and are largely related to maintaining facilities, tooling projects and improving manufacturing efficiencies. As of September 30, 2005, we had capital expenditure commitments for the remainder of 2005 in the aggregate for all our segments of approximately $24 million.

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

Changes in Eurodollar or LIBOR interest rates would affect the earnings of the Company either positively or negatively depending on the direction of the change. Assuming that Eurodollar and LIBOR interest rates each increased 100 basis points over period end rates on the outstanding term debt and interest rate swaps, the Company’s interest expense would have increased by approximately $1.9 million and $0.8 million for the three month periods ended September 30, 2005 and September 30, 2004, respectively, and $4.6 million and $2.2 million for the nine month periods ended September 30, 2005 and September 30, 2004. The amount was determined by considering the impact of the hypothetical interest rates on the Company’s borrowing cost, short-term investment rates, interest rate swaps and estimated cash flow. Actual changes in rates may differ from the assumptions used in computing this exposure.

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

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the quarter covered by this quarterly report.

On June 28, 2005, the Company reported in its Current Report on Form 8-K the THG Acquisition and on September 29, 2005, reported financial statements and other information for Holmes in its Current Report on Form 8-K/A. The Company considers the acquisition of Holmes as material to the results of its operations, financial position and cash flows from the date of acquisition through September 30, 2005 and considers the controls and procedures of Holmes to be reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2005, the Board of Directors authorized a stock repurchase program to acquire up to 1,000,000 shares of our outstanding common stock. Stock repurchases under this program may be made through open market and privately negotiated transactions. The timing and size of any future stock repurchases are subject to market conditions, stock prices, our cash position and other requirements going forward.

The following table provides information about purchases by the Company during the three months ended September 30, 2005, of equity securities that are registered by the Company pursuant to Section 12 of the Securities and Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
July 1 – July 31, 2005	91,000	$38.07	91,000	909,000
August 1 – August 31, 2005	67,900	$37.50	67,900	841,100
September 1 – September 30, 2005	—	—	—	—

Total	158,900	$37.83	158,900	841,000

Item 5. Other Information

On November 7, 2005, the Company filed with the Delaware Secretary of State a Certificate of Elimination eliminating the Company’s Series B Convertible Participating Preferred Stock (the “Series B Preferred Stock”). The elimination of the Company’s Series B Preferred Stock was approved by the Company’s Board of Directors and did not require a vote of stockholders. No shares of the Company’s Series B Preferred Stock were issued and outstanding on the date that the Board of Directors approved the elimination of the Company’s Series B Preferred Stock or on the date that the Company filed the Certificate of Elimination. The Certificate of Elimination is filed as Exhibit 3.7 hereto.

Item 6. Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit		Description
	2.1	Agreement and Plan of Merger dated as of June 28, 2005 among Jarden Corporation, JCS/THG, LLC, The Holmes Group, Inc., Berkshire Investors, LLC, Berkshire Fund IV, Limited Partnership, Berkshire Fund V, Limited Partnership, Jordan A. Kahn, The Jordan A. Kahn Family Limited Partnership and the other parties on the signature pages thereto (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with Commission on July 5, 2005, and incorporated herein by reference).

	2.2	Amendment No. 1, dated July 18, 2005, to the Agreement and Plan of Merger dated as of June 28, 2005 among Jarden Corporation, JCS/THG, LLC, The Holmes Group, Inc., Berkshire Investors, LLC, Berkshire Fund IV, Limited Partnership, Berkshire Fund V, Limited Partnership, Jordan A. Kahn, The Jordan A. Kahn Family Limited Partnership and the other parties on the signature pages thereto (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 20, 2005, and incorporated herein by reference).

	3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 27, 2002, and incorporated herein by reference).

	3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2002, and incorporated herein by reference).

	3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Jarden Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 15, 2005, and incorporated herein by reference).

	3.4	Certificate of Designations, Preferences and Rights of Series B Convertible Participating Preferred Stock of Jarden Corporation and the Certificate of Correction thereto (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2005, and incorporated herein by reference).

	3.5	Certificate of Designations, Preferences and Rights of Series C Mandatory Convertible Participating Preferred Stock of Jarden Corporation and the Certificate of Correction thereto (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2005, and incorporated herein by reference).

	3.6	Certificate of Elimination of the Series C Mandatory Convertible Participating Preferred Stock of Jarden Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 20, 2005, and incorporated herein by reference).

*	3.7	Certificate of Elimination of the Series B Convertible Participating Preferred Stock of Jarden Corporation.

	10.1	Amendment No. 1 to the Credit Agreement dated April 11, 2005 by and among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 13, 2005, and incorporated herein by reference).

	10.2	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on April 13, 2005, and incorporated herein by reference).

	10.3	Amendment No. 2 to the Credit Agreement and Amendment No. 1 to Pledge and Security Agreement dated July 18, 2005 by and among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 20, 2005, and incorporated herein by reference).

	10.4	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 20, 2005, and incorporated herein by reference).

*	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2005
JARDEN CORPORATION
(Registrant)

	By:	/s/ Ian G.H. Ashken
	Name:	Ian G.H. Ashken
	Title:	Vice Chairman, Chief Financial Officer and Secretary
(On behalf of the Registrant and Principal Accounting Officer)

EXHIBIT INDEX

*	3.7	Certificate of Elimination of the Series B Convertible Participating Preferred Stock of Jarden Corporation.

*	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith