Form 10-K
period 2005-12-31
JARDEN CORP
filed 2006-03-09
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Jarden Corporation

Delaware	0-21052	35-1828377
State of Incorporation	Commission File Number	IRS Identification Number

555 Theodore Fremd Avenue

Rye, New York 10580

Registrant’s telephone number, including area code: (914) 967-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☒    No    ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes    ☐    No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☒    Accelerated filer    ☐    Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐    No    ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $816 million based upon the closing market price on such date as reported on the New York Stock Exchange.

All (i) executive officers and directors of the registrant and (ii) all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock who hold 10% or more of the registrant’s outstanding common stock, have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

There were 68,329,199 shares outstanding of the registrant’s common stock, par value $.01 per share, as of March 2, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report will be set forth in and, incorporated herein by reference to the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, which is anticipated to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days following the end of the Company’s fiscal year ended December 31, 2005.

JARDEN CORPORATION

PART I

Item 1.	Business

We are a leading provider of market branded consumer products used in and around the home marketed under well-recognized brand names including Ball®, Bee®, Bicycle®, Bionaire®, Campingaz®, Coleman®, Crawford®, Crock-Pot®, Diamond®, First Alert®, FoodSaver®, Forster®, Harmony®, Health o meter®, Holmes®, Hoyle®, Kerr®, Lehigh®, Leslie-Locke®, Loew-Cornell®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam®, VillaWare® and White Mountain™. Our growth strategy of acquiring businesses with highly recognized brands, innovative products and multi-channel distribution has resulted in significant growth in revenue and earnings.

We have achieved leading market positions in a number of niche categories by selling branded products through a variety of distribution channels, including club, department store, drug, grocery, mass merchant, sporting goods and specialty retailers, as well as direct to consumers. By leveraging our strong brand portfolio, category management expertise and superior customer service, we have established and continue to maintain long-term relationships with leading retailers within these channels. For example, we have serviced Wal-Mart and Home Depot since their openings in 1962 and 1978, respectively, and are currently category manager at these and other retailers in certain categories. Moreover, several of our leading brands, such as Ball® jars, Bicycle® playing cards, Coleman® lanterns, and Diamond® kitchen matches, have been in continuous use for over 100 years. We continue to strive to expand our existing customer relationships and attract new customers by introducing new product line extensions and entering new product categories.

On January 24, 2005, we acquired American Household, Inc., referred to as AHI, a leading designer, manufacturer and marketer of branded household and outdoor leisure consumer products in both domestic and international markets through its two principal businesses, The Coleman Company, Inc. and Sunbeam Products, Inc. for approximately $745.6 million in cash and the repayment of approximately $100 million of indebtedness. Coleman sells principally outdoor leisure and camping products, and Sunbeam Products sells principally household kitchen appliances, personal care and wellness products for home use and home safety equipment. American Household’s principal brands, which include BRK®, Campingaz®, Coleman®, First Alert®, Health o meter®, Mr. Coffee®, Oster®, and Sunbeam®, have high levels of brand name recognition among consumers.

On July 18, 2005, we completed our acquisition of The Holmes Group, Inc., referred to as Holmes, a privately held company, for approximately $420 million in cash and 6.15 million shares of our common stock. Holmes is a leading manufacturer and distributor of home environment and small kitchen electrics under brand names such as Bionaire®, Crock-Pot®, Harmony®, Holmes®, Patton®, Rival®, Seal-a-Meal® and White Mountain™.

We operate three primary business segments: branded consumables, consumer solutions and outdoor solutions. Our branded consumables segment markets and distributes household basics and necessities, most of which are consumable in nature under brand names such as Ball®, Bicycle®, Diamond®, First Alert®, Forster®, Lehigh®, Leslie-Locke® and Loew-Cornell®. Our consumer solutions segment markets and distributes innovative solutions for the household under brand names including Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Mr. Coffee®, Oster® and Sunbeam®. Our outdoor solutions segment markets and distributes outdoor living products under brand names including Campingaz® and Coleman®. We also operate several other businesses that manufacture, market and distribute a wide variety of plastic products, including jar closures, contact lens packaging, plastic cutlery, refrigerator door liners, surgical devices and syringes, and zinc strip and fabricated zinc products such as penny blanks for the U.S. Mint.

Branded Consumables. We manufacture or source, market and distribute a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples including arts and crafts paint brushes, children’s card games, clothespins, collectible tins, home canning jars, jar closures, kitchen matches, other craft items, plastic cutlery, playing cards and accessories, rope, cord and twine, storage and workshop accessories, toothpicks and other accessories. This segment markets its products under the Aviator®,

Ball®, Bee®, Bernardin®, Bicycle®, Crawford®, Diamond®, Forster®, Hoyle®, Kerr®, Lehigh®, Leslie-Locke® and Loew-Cornell® brand names, among others. The BRK and First Alert brands, which were previously included in our consumer solutions segment, will be included in our branded consumables segment for 2006.

Consumer Solutions. We manufacture or source, market, distribute and license rights to an array of innovative consumer products that are designed to improve consumers’ lives by enhancing sleep, health, personal care, cooking and other daily necessities with leading products such as coffee makers, bedding, home vacuum packaging machines, smoke and carbon monoxide alarms, heating pads, slow cookers, air cleaning products, fans and heaters and personal and animal grooming products, as well as related consumable products. We sell kitchen products under the well known Crock-Pot®, FoodSaver®, Mr. Coffee®, Oster®, Rival®, Seal-a-Meal®, Sunbeam®, VillaWare® and White Mountain™ brand names. Personal care and grooming products are sold under the Health o meter®, Oster® and Sunbeam® brand names. Our portable air cleaning products are sold under the Bionaire® and Harmony® brand names, and our fans and heaters are sold under the well known Holmes® and Patton® brand names.

Outdoor Solutions. We manufacture or source, market and distribute consumer leisure products worldwide under, and license rights to, the Campingaz® and Coleman® brand names for use outside the home or away from the home, such as products for camping, backpacking, tailgating, backyard grilling and other outdoor activities.

Other. In addition to the three primary business segments described above, our other business segment consists primarily of our plastic consumables business, which manufactures, markets and distributes a wide variety of consumer and medical plastic products for customers and our other primary business segments, and our zinc strip business, which is the largest producer of zinc strip and fabricated products in North America, including low denomination coinage. The plastic products that we manufacture include closures, contact lens packaging, plastic cutlery, refrigerator door liners, surgical devices and syringes. Many of our plastic products are consumable in nature or represent components of consumer products.

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

We believe our Ball® brand is synonymous with home canning. We are either the named category manager, sole supplier or one of a very limited number of vendors to the dominant retailers in the rope, cord and twine product lines. In the playing card industry, our branded consumables segment is the leading provider of playing cards under the Bee®, Bicycle® and Hoyle® brands. We created the home vacuum packaging category at most of our retailers and continue to lead the category by providing innovation and marketing tools to promote the FoodSaver® brand and home vacuum packaging to consumers. As a leading provider of small kitchen appliances, we work directly with retailers, often as the category manager, to identify and support consumers’ needs. Our Mr. Coffee®, Crock-Pot®, Sunbeam® and Oster® brands hold leading positions in a number of small electric categories including automatic drip coffee makers, blenders, slow cookers and hand mixers. Our Coleman® and Campingaz® brands are widely recognized domestically, in Europe and in the Pacific Rim, and we are a leader in a number of camping and outdoor equipment product categories, including airbeds, lanterns and stoves.

Strong Brand Name Recognition. We have built a portfolio of leading consumer brands, which assists us in gaining retail shelf space and introducing new products. The Ball® brand has been in continuous use for over 100 years and is well recognized within the home food preservation market while the Bicycle® playing card brand has been in continuous production since 1885. In the United States, we believe Kerr® is also a widely-recognized home canning brand while Bernardin® is the leading home canning brand in Canada. We believe Diamond® and Forster® are the leading brands in plastic cutlery, kitchen matches and toothpicks for use in and around the home. We also believe our FoodSaver® brand is a household name in home vacuum packaging systems. In addition, Bee®, Bicycle® and Hoyle® are leading brands with strong brand awareness and with a significant market share in the playing card category. The Coleman®, First Alert®, Rival®, Sunbeam® and Mr. Coffee® brands are highly recognized brands in their respective market segments. Overall, we believe our strong brand recognition and consumer awareness, coupled with the long-standing quality of our products, results in significant customer loyalty.

Comprehensive Product Offering. We provide retailers with a comprehensive portfolio of consumer products across multiple categories, which adds diversity to our revenues and cash flows. Within these categories, we service the needs of a wide range of consumers and satisfy their different tastes, preferences and budgets. Through our branded consumables segment, we offer a range of branded products to serve the value, mid-tier and premium price points. Additionally, branded consumables offers kitchen matches, retail plastic cutlery and toothpicks of various counts, sizes and durability as well as leading playing card products in each pricing category and a broad portfolio of card and gaming accessories. Branded consumables also offers a diversified portfolio of consumer products to the home improvement industry, including cordage (e.g. ropes and twines), home storage, fire and carbon monoxide alarms and organization hardware, workshop accessories and security screen doors and fencing. We believe our consumer solutions segment, through our Bionaire®, FoodSaver®, Mr. Coffee®, Holmes®, Oster®, Rival®, Seal-a-Meal®, Sunbeam® and VillaWare® brands, is well positioned in the kitchen and household appliance categories to take advantage of a “good, better, best” strategy in order to target consumers with various levels of price sensitivity and product sophistication. In addition, with products ranging from lanterns to coolers to outdoor fireplaces, Coleman® and Campingaz® are leading global camping and outdoor lifestyle brands with comprehensive product offerings in numerous categories. We believe our ability to serve retailers with a broad array of branded products and introduce new products will continue to allow us to further penetrate existing customers bases while also attracting new customers.

Recurring Revenue Stream. We derive recurring and, we believe, stable annual sales from many of our leading products due to their affordability and position as fundamental staples within many households. Our jar closures, kitchen matches, plastic cutlery, rope, cord and twine and toothpicks are consumable in nature and exemplify these traits. Moreover, we believe that as the installed base of FoodSaver® and Seal-a-Meal® appliances increases, our patented disposable storage bags and related accessories used with the appliances will constitute an increasing percentage of total food preservation revenues. In each of the last seven years the sales of consumable bags and accessories as a percentage of total net sales of FoodSaver’s® products has increased. Additional sources of recurring revenue include replacement blades for our grooming and sheering business, replacement propane and fuel tanks for our camping business, filters for humidifiers and air purifiers and coffee filters for our coffee machines.

Expertise in Successfully Identifying and Executing Complementary Acquisitions. We believe we have expertise in identifying and acquiring businesses or brands that complement our existing product portfolio. We are opportunistic in identifying acquisition candidates that can provide category leading product offerings to be sold through our existing distribution channels or introduce new distribution channels for our existing products. This expertise has previously resulted in several important strategic acquisitions of complementary businesses, including Tilia, Diamond Brands, Lehigh, United States Playing Card Company, AHI and Holmes, which have helped build our portfolio of consumer products and brand names as well as strengthened our distribution channels. We believe that our acquisition expertise uniquely positions us to take advantage of future opportunities to acquire complementary businesses or brands.

We believe the January 2005 and July 2005 acquisitions of AHI and Holmes, respectively provide benefits to us similar to our previous complementary acquisitions, but on a much larger scale. As a result of these acquisitions, we have become a leader in a variety of branded consumer product segments in which we did not previously participate (e.g. a broad range of small kitchen and household appliances, warming blankets, grooming and shearing products and camping equipment) while also increasing our international presence.

Low Cost Manufacturing. We focus on executing manufacturing programs involving large volumes with superior efficiencies, low cost and high quality. We organize the production runs in many of our business segments’ product lines to minimize the number of manufacturing functions and the frequency of material handling. We also utilize, where practical, a flexible process which uses cellular manufacturing to allow a continuous flow of parts with minimal set up time. Our efficient and automated plastic cutlery manufacturing operations enable us to produce, count and package plastic cutlery ready for retail distribution with minimal labor costs. In our China manufacturing facility we focus on manufacturing proprietary products and products where our expertise provides a lower production cost.

We also utilize an efficient outsourced manufacturing network of suppliers for certain of our products. Many of these relationships are long-term, affording us increased flexibility and stability in our operations. This diverse network allows us to maintain multiple sources of quality products while keeping price points competitive.

We continuously implement cost-saving initiatives that have rationalized certain operating and manufacturing facilities for products in the consumer solutions and outdoor solutions segments, as well as increased outsourcing of certain small kitchen appliances and camping products where it is most cost effective.

Proprietary and Patented Technology. We believe that we have proprietary expertise in the design, development and manufacture of certain of our products supported by patented technology, affording us a competitive advantage and enabling us to maintain our market leading positions. We own patents on our FoodSaver® home vacuum packaging systems and on the bags used for vacuum sealing. We believe this patent protection and our well-developed manufacturing relationships have enabled us to become a market leader within the home vacuum packaging category. For our home canning products, we have developed a proprietary two-piece closure system incorporating a plastisol sealant that differentiates our jar lids from those of competitors. For our playing card manufacturing process, we have a proprietary method that is employed to manufacture card stock and coating, which gives our products the unique “snap,” “slip” and “shuffle” users demand for playing cards. We have a number of patents in the slow-cooker area which distinguish us from our competitors.

Proven and Incentivized Management Team. Our management team has a proven track record of successful management with positive operating and shareholder results. Our management team is led by Martin E. Franklin, our Chairman and Chief Executive Officer, Ian G.H. Ashken, our Vice Chairman and Chief Financial Officer, and James E. Lillie, our President and Chief Operating Officer.

Growth Strategy

Our objective is to increase profitability, cash flow and revenue while growing our position as a leading manufacturer, marketer and distributor of branded consumer products used in and around the home and “home away from home”. Our strategy for achieving these objectives includes the following key elements:

Further Penetrate Existing Distribution Channels. We seek to further penetrate existing distribution channels to drive organic growth by leveraging our strong existing customer relationships and attracting new customers. We intend to further penetrate existing customers by continuing to:

•	provide quality products;

•	fulfill logistical requirements and volume demands efficiently and consistently;

•	provide comprehensive product support from design to after-market customer service;

•	cross-sell our brands across various business segments to our extensive combined customer bases; and

•	leverage Coleman®’s and Sunbeam®’s strong established European, Latin American and Pacific Rim distribution channels.

As a result of our cross-selling initiatives, for example, FoodSaver® products are now being sold through the grocery and hardware channels. Similarly, certain food preparation kits have been sold directly to consumers using consumer solutions’ expertise. Furthermore, we believe there is an opportunity to sell Lehigh® rope and garage storage products under the Coleman® and Campingaz® brands or Diamond® products under or co-branded with the First Alert® and Coleman® brands. We intend to attract new customers through our portfolio of leading brands, innovative products and superior customer service.

Introduce New Products. To drive organic growth from our existing businesses, we intend to continue to leverage our strong brand names, customer relationships and proven capacity for innovation to develop new products and product extensions in each of our major product categories. During 2006, we will introduce our MagnaLit™ magnetic parts storage container, our Margaritaville® frozen concoction maker and our Exponent Firestorm™ TI and Firestorm™ SS portable stoves.

Further Expand Internationally. The integration of AHI and Holmes acquisitions in 2005 provided an immediate distribution opportunity in Europe, Canada, Latin America and Japan, and we derived approximately 24% of our sales in 2005 from these markets. We intend to expand our international sales primarily by leveraging these distribution channel opportunities for certain of our existing products and by pursuing strategic cross-selling or co-branding in our foreign businesses with established complementary distribution channels. We believe AHI’s and Holmes’ strong international distribution network will assist us in placing more products into foreign channels and increase the rate at which our products assimilate themselves into homes in the European, the Pacific Rim and Latin American markets.

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

Branded Consumables

We manufacture or source, market and distribute a broad line of branded products that includes cordage, home canning, matches, toothpicks, playing cards and plastic cutlery marketed under the well-known Ball®, Bee®, Bernardin®, Bicycle®, Diamond®, Forster®, Hoyle®, KEM®, Kerr®, Lehigh®, Leslie-Locke® brand names, among others. We distribute our branded consumable products through grocery, mass merchant, hardware and specialty retail customers and deliver these products to thousands of “ship to” locations.

We sell a variety of branded consumable products detailed below:

Principal Owned and Licensed Brands	Principal Products
Ball®, Bernardin® and Kerr®	Home canning jars in various sizes, consumable decorative and functional lids, home canning food mixes and home canning accessories

First Alert®	Home safety products

Aviator®, Bee®, Bicycle®, Hoyle® and KEM®	Playing cards, card accessories and collectible tins

Diamond® and Forster®	Kitchen matches, plastic cutlery, toothpicks, clothespins, wood craft items, multi-purpose lighters, fire starters, book matches and straws

Lehigh® and Crawford®	Ropes in synthetic and natural fiber, clotheslines and related hardware, twines and rubber tie downs

Loew-Cornell®, Forster® and Woodsies®	Arts and crafts paintbrushes and other craft items

Storehorse®, Crawford® and Leslie-Locke®	Metal and plastic sawhorses, multi-purpose workbenches, garage storage and organization products, security screen doors and ornamental metal fencing and related products

During 2005 we completed three tuck-in acquisitions in the crafts, cordage and playing card-related industries.

Customers

We have long-standing relationships with a diverse group of retail, wholesale and institutional customers in North America. We sell through a wide variety of retail formats, including grocery stores, mass merchants, department stores, value retailers, home improvement stores and craft stores. Our principal branded consumable customers include Home Depot, Kroger/Fred Meyer, Lowe’s, Michael’s, Wal-Mart and Sam’s Club, among others.

Sales and Marketing

For our branded consumables sales efforts we utilize internal sales, marketing and customer service staff, supported by a network of outside sales representatives. Regional sales managers are organized by geographic area and, in some cases, customers, and are responsible for customer relations management, pricing and distribution strategies, and sales generation. Our customer-specific organized sales staff includes individuals focused on key customers such as Home Depot, Lowe’s and Wal-Mart and also key customer groups such as casinos. Our marketing and sales departments work closely together to develop pricing and distribution strategies and to design packaging and develop product line extensions and new products. In the home improvement market, our sales and marketing staff is supplemented by independent sales representative organizations, which provide in-store merchandising services and assist the store personnel with stocking, promotional programs and shelf set maintenance.

We have employed a two-tier marketing strategy for our line of home canning and plastic cutlery products. The Ball®, Kerr® and Diamond® brand names are marketed as premium and specialty products. For the more price-conscious consumer, we have positioned Golden Harvest® and Fire Chief® as our value-priced brands, which have allowed us to minimize the cannibalization of our family of products by lower-priced, discount store brands. Also, for our plastic cutlery products we manufacture certain private label products.

Distribution and Fulfillment

We distribute our branded consumable products through a number of in-house distribution centers and third-party warehouses throughout North America. Whenever possible, we utilize highly automated packaging equipment, allowing us to maintain our efficient and effective logistics and freight management processes. We also work with outsourced providers for the delivery of our products in order to ensure that as many shipments as possible are processed as full truckloads, saving significant freight costs.

Manufacturing

We manufacture the metal closures for our home canning jars at our Muncie, Indiana facility. Lithographed tin plated steel sheet is cut and formed to produce the lids and bands. Liquid plastisol, which we formulate, is applied to the lids, forming an airtight seal, which is necessary for safe and effective home canning. Finished products are packaged for integration with glass jars or sold in multi-packs as replacement lids.

We manufacture kitchen matches and toothpicks at our Cloquet, Minnesota location. The plant purchases local wood that we convert into veneer, from which we saw, stamp and mold the various wood shapes. The shapes are dried and polished to prepare them for packing. The kitchen match products are put through a secondary manufacturing process to apply the matchhead and prepare it for packing and shipping to our customers.

We manufacture products for the home improvement industry utilizing U.S., Mexican and Asian-based manufacturing. We operate facilities in Aurora, Illinois, Macungie, Pennsylvania and Juarez and Merida, Mexico. Our Asian sourcing is comprised of several long-standing sourcing relationships. We have long-standing strategic alliances with several Asian contract manufacturers that have proven to be reliable sources.

We manufacture playing card decks at our facilities in Cincinnati, Ohio and Vitoria, Spain. All North American production is manufactured in Cincinnati and in most cases shipped direct to the customer. We do maintain inventory at a third-party distribution warehouse in Las Vegas to insure that casino demand is met. The Spain manufacturing plant services most of our European and Middle Eastern customers.

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

Intellectual Property

We believe that none of our active trademarks or patents is essential to the successful operation of our business as a whole. However, one or more trademarks may be material in relation to individual products or product lines such as our rights to use the Ball®, Bee®, Bernardin®, Bicycle®, Crawford®, Diamond®, First Alert®, Forster®, Hoyle®, Kerr®, Lehigh®, Leslie-Locke®, Loew-Cornell and Storehorse® brand names in connection with the sale of our branded consumables.

Pursuant to the terms of the 1993 distribution agreement with Ball Corporation (“Ball”), we were granted a perpetual, royalty-free license to use the Ball® brand name for our branded consumables. In the event of a change of control of Jarden which has not received the approval of a majority of our board of directors or causes us to be controlled or majority-owned by a competitor of Ball, Ball has the option to terminate our license to use the Ball® brand name. Pursuant to the terms of an agreement with Kerr Group, Inc. (“Kerr”), we have a perpetual and royalty-free worldwide license to use the Kerr® brand name for certain products. However, in the event of a change of control of Jarden which has not received the approval of a majority of our board of directors, Kerr has the option to terminate our license to use the Kerr® brand name.

We also have licensing agreements for brands such as Disney®, Mattel®, World Poker Tour™ and NASCAR® to manufacture and distribute playing cards under those brand names.

Competition

Although we are a leading provider of home canning products, kitchen matches, retail plastic cutlery, toothpicks, playing cards, rope, cord and twines in the United States, we have direct competitors in most of our niche markets. In addition to direct competitors in the market for home canning, we compete with companies who specialize in other food preservation mediums such as freezing and dehydration. For plastic cutlery our key competitors include Far East and domestic suppliers. Our competition in the market for rope, cord and twine includes Milbro, Peerless and Bevis. In the market for playing cards our competition includes Angel, Cardinal Carta Mundi, Gemaco, Patch Products, Paul-Son, and a number of other manufacturers located in China. Because of the significant investment in our North American manufacturing facilities, established Asian sourcing capabilities and efficient distribution platform, we believe we have become a low-cost supplier of rope, cord, and twines, and playing cards and accessories to our retail customer base, which we believe gives us a competitive advantage.

Seasonality

Sales of our home canning products generally reflect the pattern of the growing season, and retail sales of our plastic cutlery are concentrated in the summer months and holiday periods. Sales of our home improvement products are concentrated in the spring and summer months. Sales of all these products may be negatively impacted by unfavorable weather conditions and other market trends. Periods of drought, for example, may adversely affect the supply and price of fruit, vegetables and other foods available for home canning. Sales of playing cards and arts and crafts are generally not seasonally concentrated.

Consumer Solutions

On January 24, 2005, we acquired AHI, a leading global designer, manufacturer and marketer of branded durable household consumer products in both domestic and international markets. One of its subsidiaries, Sunbeam Products, Inc., which we refer to as Jarden Consumer Solutions (“JCS”), is now included in our consumer solutions segment. JCS manufactures, markets, and distributes a diverse line of household products, including kitchen appliances, personal care and wellness products for home use, and home safety equipment, primarily to consumers through department stores, specialty retailers, and mass merchants. Sunbeam maintains a strong portfolio of globally recognized brands including Health-o-meter®, Mr. Coffee®, Oster® and Sunbeam®.

On July 18, 2005, we completed our acquisition of Holmes. Holmes is a leading manufacturer and distributor of home environment and small kitchen electrics under brand names such as Bionaire®, Crock-Pot®, Harmony®, Holmes®, Patton®, Rival®, Seal-a-Meal® and White Mountain™.

We manufacture or source, market and distribute a diverse array of innovative kitchen and other household products primarily to consumers through department stores, specialty retailers, and mass merchants. Our strong portfolio of well known brands includes the Crock-Pot®, FoodSaver®, Health-o-meter®, Mr. Coffee®, Oster®, Seal-a-Meal®, Sunbeam®, Rival® and VillaWare® brand names. We believe that the FoodSaver® vacuum packaging system is superior to more conventional means of food packaging, including freezer and storage bags and plastic containers, in preventing dehydration, rancidity, mold, freezer burn and hardening of food. The original FoodSaver® product was successfully launched through infomercials and has since expanded its distribution channels to be based primarily on retail customers. In addition to machines, we market and distribute an expanding line of proprietary bags and bag rolls for use with FoodSaver® machines which represent a recurring revenue source, along with accessories including canisters, jar sealers and wine stoppers. Under the VillaWare® brand name, we provide high-end kitchen products, such as panini grills, smoothie makers and waffle makers, primarily to the specialty gourmet market. Through our Health-o-meter®, Mr. Coffee®, Oster® and Sunbeam® brand names, our principal products include clippers and trimmers for professional use in the beauty and barber and animal segments; electric blankets and throws; household kitchen appliances, such as blenders, coffee makers, irons, mixers, toasters, and toaster ovens; personal care and wellness products consisting of household products, such as fans, humidifiers and air purifiers, for home use; products for the hospitality industry; and scales for consumer use. We believe we hold one of the leading positions in most of our principal markets.

We believe that with the acquisition of American Household’s diverse product offerings, our consumer solutions’ sales are well diversified with respect to both geography and distribution channel. We sell a variety of branded household products detailed below:

Principal Owned Brands	Principal Products
FoodSaver® and Seal-a-Meal®	Home vacuum packaging

Health at Home® and Health-o-meter®	Personal care and health monitoring products

Mr. Coffee®	Coffee Makers

Rival®, Sunbeam® and Oster®	Small appliances and personal care products

Crock-Pot® and VillaWare®	Specialty kitchen products

Holmes®, Bionair®, Patton®, Sunbeam®	Household appliances

Customers

We sell our small kitchen appliances, including home vacuum packaging machines, and our home safety products and personal care and wellness products through a diverse group of leading wholesale and retail customers in North America and distributors around the world. Our vacuum sealing products have penetrated traditional retail channels including mass merchants and specialty retailers in the United States and select international locations and are also sold through direct-to-consumer channels, primarily infomercials. Small kitchen appliances are sold worldwide, including in Latin America and Europe, through retail channels including mass merchants, specialty retailers and department stores. Home safety products are sold through mass retailers such as Wal-Mart, professional retailers such as home centers, direct-to-customer such as homebuilders and to wholesalers. Our leading retail customers in the consumer solutions segment include Costco, Kohl’s, Sam’s, Target and Wal-Mart, among others.

Sales and Marketing

Our vacuum packaging sales efforts are led by our internal sales force, which manages house accounts and oversees independent manufacturer representatives. We also sell directly to the consumer through television infomercials, the Internet and other direct-to-consumer promotions. In addition to generating direct sales, the infomercials serve as an advertising tool creating awareness and demand at retail stores for the product line. Our marketing and sales departments work closely together to develop customized product line and pricing strategies to meet our customers’ specialized needs. Our marketing department is implementing a strategy designed to drive sustained growth over the next few years. Advertising and brand-building programs will extend beyond infomercials. We believe that new product innovation will increasingly capitalize on consumer segmentation opportunities in vacuum packaging and in other food preservation categories. We believe that our retail position will be reinforced by channel marketing initiatives that optimize category volume and profitability for retailers. We intend to expand direct marketing activities to reinforce the brand loyalty and usage rates for storage bags and accessories.

Small kitchen appliances, and household and personal care and wellness products have an internal sales force and marketing department that focus their efforts in those markets that require high levels of precision, quality and engineering expertise. The team dedicates resources across the organization to focus on developing brands. The sales force is allocated by geographic region: United States, Canada, Latin America and Europe with sub-groups to sell different product lines. We operate in an integrated model with the business and operational teams to ensure consistency and fulfillment of marketing strategy and establish direction for the growth priorities of the brands. Advertising and brand building promotions include public relations impressions, print advertisements, movie co-promotions, consumer contests, demonstrations and educational events at trade shows and strategic partnerships with public safety campaigns.

In addition to brand development, we have an extensive licensing strategy to extend the reach of the brands across categories, geographies and strategic product extensions. We believe that utilizing licensing generates high value consumer impressions that are aligned with the strategic objectives of the brands and enhances emotional relevance of the product. Sunbeam® is among the leading licensed housewares brands in the industry.

Distribution and Fulfillment

We utilize a combination of third-party and owned warehouses in China, the United States, Canada, Latin America and Europe to distribute our consumer solutions’ products.

Manufacturing

Our research and development department designs and engineers home vacuum packaging in the United States sets strict engineering specifications for the third-party manufacturers and ensures our proprietary manufacturing expertise despite outsourced production. We maintain control over all critical production molds. In order to ensure the quality and consistency of our products manufactured by third-party manufacturers in Asia, we employ a team of inspectors who examine the products we purchase on site at the factories. Products are currently sourced through multiple key suppliers in China, Taiwan, Korea and the United States.

Small kitchen appliances, home safety and personal care and wellness products are developed, designed and tested at sites around the world. The products are manufactured in owned and leased facilities in China, the United States, Mexico and Venezuela and through third-party sourcing. In order to ensure the quality and consistency of our products manufactured by third party manufacturers in Asia, we have sourcing facilities including product development, project management and quality support in Hong Kong and the mainland of China. We continue the process of rationalizing our facilities worldwide.

Raw Materials and Sourcing of Product

Our primary raw materials for our in-house manufactured product include steel, resins, copper and various paper-related packaging materials. For all key materials, we generally maintain relationships with two or more vendors to ensure we have sufficient quantities available to meet our short and long-term production requirements. We have partnered with other Jarden divisions where possible to establish new vendor relationships and consolidate if and when possible our order volume. We also source finished good product from other vendors who also use many of the same materials mentioned above. Similarly, we have consolidated vendors where appropriate and expanded where necessary to take advantage of those opportunities available through our recent acquisitions.

Intellectual Property

The principal trademarks in our consumer solutions segment consist of Bionaire®, Crock-Pot®, FoodSaver®, Harmony®, Holmes®, Health-o-meter®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam® and White Mountain™. Our other brands used include Health-at-Home®, Mixmaster®, Osterizer®, Hydrosurge®, and Blanket with a Brain®. We believe our principal trademarks have high levels of brand name recognition among retailers and consumers. In addition, we believe our brands have an established reputation for quality, reliability and value. We monitor and protect our brands against infringement, and we actively pursue the licensing of our trademarks to third parties for products that complement our product lines or businesses. We also hold numerous design and utility patents covering a wide variety of products, the loss of any one of which would likely not have a material adverse effect on our business taken as a whole.

Competition

The markets in which we operate are generally highly competitive, based primarily on product quality, product innovation, price and customer service and support, although the degree and nature of such competition vary by location and product line.

Our FoodSaver® and Seal-a-Meal® appliances and bags compete with marketers of “conventional” food storage solutions, such as non-vacuum plastic bags and containers. In addition, our competitors include other manufacturers of home sealing appliances that heat- or vacuum-seal bags. As household penetration of home vacuum packaging systems has increased, more competitors have entered the market. As such, the market has become more price and feature sensitive. There are also several companies that manufacture industrial and commercial vacuum packaging products, but we do not believe that these manufacturers have attempted to enter the household marketplace in any meaningful way.

In general, the more mature small household appliance category outside of home vacuum packaging, our key competitors in the United States and Canada include Applica Incorporated, Cuisinart®, Kitchen Aid®, NACCO and Salton®. In heated bedding products, our primary competitor is Biddeford. In scales, vaporizers and humidifiers, the key competitors include Homedics®/Metro-Taylor, Honeywell/Kaz and private label brands. Our key competitors for clippers, trimmers and accessories for professional users include Andis® and Wahl. The primary competitor to our hospitality business is Proctor-Silex®.

Seasonality

Sales of our consumer solutions’ products generally are strongest in the fourth quarter preceding the holiday season and may be negatively impacted by unfavorable retail conditions and other market trends.

Outdoor Solutions

As part of our acquisition of AHI, we acquired The Coleman Company, Inc., which we refer to as Coleman, a leading, worldwide manufacturer and marketer of outdoor recreation products, offering an array of products that includes camping equipment such as tents, lanterns, foldable furniture, sleeping bags, camping stoves, propane fuel, air mattresses, coolers, gas and charcoal grills, and backyard furniture primarily under the Coleman® and Campingaz® brand names. Coleman composes our outdoor solutions segment.

We manufacture, market, and distribute a complete line of camping and outdoor activity products. We are a leading provider of airbeds, coolers, grills, lanterns, sleeping bags, tents and other related products. Camping and outdoor activity products are distributed globally under the Coleman® brand, primarily in the United States, Canada and the Pacific Rim, and under the Campingaz® brand internationally, primarily in Europe, through mass merchants, sporting goods and specialty camping stores, and other retail locations.

Customers

We distribute our products globally through mass merchandisers, specialty retail, including sporting goods and specialty camping stores, club stores, wholesalers and our owned network of Coleman Outlet Stores. We maintain strong relationships with a number of our key customers in various distribution channels. Our larger customers include Wal-Mart, Target, Kmart, The Sports Authority, Dick’s Sporting Goods, and Canadian Tire.

Sales and Marketing

Our internal sales force and marketing department focus their efforts in those markets that require high levels of precision, quality and engineering expertise. The sales force is allocated by geographic region: United States, Canada, the Pacific Rim and Europe, with sub-groups to sell different product lines.

We have focused on positioning Coleman as the “Outdoor Company,” an outdoor lifestyle brand by creating products to service the outdoor enthusiasts’ broad spectrum of needs. We are involved in a new packaging design effort to create a unique look for products and are utilizing new and enhanced in-store merchandising that communicates the Coleman difference to the consumer. In addition, we are investing in brand research and market research. We also regularly utilize various promotions and public relations campaigns.

In addition to brand development, we have an extensive licensing strategy to enhance brand exposure and brand equity through appropriate product extensions, while generating incremental revenue and recognition. We believe we have an objective and targeted image of high quality and excellent value. Coleman has over 17 years of experience as a licensor and approximately 35 licensees of the Coleman® brand.

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

Manufacturing

We manufacture our products at three facilities in the United States, two facilities in Europe and through third-party sourcing, primarily in Asia. We are in the process of closing a production facility in Lyon, France and transitioning product manufacturing to third-party sources in Asia. In order to ensure the quality and consistency of our products manufactured by third-party manufacturers in Asia, we have an Asian sourcing facility including product development, project management and quality support in China.

Raw Materials and Sourcing of Product

Our primary raw materials include aluminum, copper, corrugated cardboard for packaging, electrical components, plastic resin, propane gas, steel and various textiles and fabrics. The raw materials used in the manufacture of our products are generally available from numerous suppliers in quantities sufficient to meet normal requirements. Resin is a key raw material component in outdoor solution products. We purchase resin from regular commercial sources of supply for which there are multiple sources. The supply and demand for resin is subject to cyclical and other market factors. The segment’s other key raw material is propane gas which we purchase from regular commercial sources of supply and which is also available from multiple sources.

We also purchase a substantial number of finished products from various suppliers, but are not heavily dependent upon a single supplier for our sourced products in total.

Intellectual Property

The principal trademarks consist of Coleman® and Campingaz®. Other trademarks in this segment include Coleman Exponent® and Roadtrip™. We believe our principal trademarks in the outdoor solutions segment have high levels of brand name recognition among retailers and consumers throughout North America, Latin America, Europe and Asia. In addition, we believe our brands have an established reputation for quality, reliability and value. We monitor and protect our brands against infringement, and we actively pursue the licensing of our trademarks to third parties for products that complement our product lines or businesses. We hold numerous design and utility patents covering a wide variety of products, the loss of any of which would likely not have a material adverse effect on our business as a whole.

Competition

The markets in which our outdoor solutions business operates are generally highly competitive, based primarily on product quality, product innovation, price and customer service and support, although the degree and nature of such competition vary by location and product line. Our largest competitors include Igloo Corporation, Intex Corporation, VF Corporation, Johnson Outdoors, Kellwood Company and Rubbermaid. In addition to branded products, we regularly compete against the private label brands of retailers. In order to protect our business and margins, we are continuing corporate restructuring at Coleman, transitions in sourcing and new product development designed to allow us to compete effectively and maintain our strong position in the market.

Seasonality

Sales of our outdoor solutions’ products are generally seasonal, with the strongest sales in the first and second quarters of the calendar year. Sales of these products may be negatively impacted by unfavorable weather conditions and other market trends.

Other

In addition to the three primary business segments described above, we manufacture, market and distribute a wide variety of plastic products including closures, contact lens packaging, plastic cutlery, refrigerator door liners, surgical devices and syringes. Many of these products are consumable in nature or represent components of consumer products. We also are the largest North American producer of niche products fabricated from solid zinc strip and are the sole source supplier of copper plated zinc penny blanks to both the United States Mint and the Royal Canadian Mint as well as a supplier of low denomination coinage to other international markets. In addition, we manufacture a line of industrial zinc products marketed globally for use in the plumbing, automotive, electrical component and architectural markets, and the Lifejacket® Cathodic Protection System.

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

Environmental Matters

Our operations are subject to federal, state and local environmental and health and safety laws and regulations, including those that impose workplace standards and regulate the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of materials and substances including solid and hazardous wastes. We believe that we are in material compliance with such laws and regulations. Further, the cost of maintaining compliance has not, and we believe, in the future, will not, have a material adverse effect on our business, consolidated results of operations and consolidated financial condition. Due to the nature of our operations and the frequently changing nature of environmental compliance standards and technology, we cannot predict with any certainty that future material capital or operating expenditures will not be required in order to comply with applicable environmental laws and regulations.

In addition to operational standards, environmental laws also impose obligations on various entities to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination. We have attempted to limit our exposure to such liabilities through contractual indemnities and other mechanisms. We do not believe that any of our existing remediation obligations, including those at third-party sites where we have been named a potentially responsible party, will have a material adverse effect upon our business, consolidated results of operations or consolidated financial condition.

Employees

We employ approximately 17,500 people in the United States, Latin America, the Pacific Rim (including China), Canada and Europe. Our Chinese operations employ approximately 8,500 people on both a full time and temporary basis. Approximately 340 union workers are covered by four collective bargaining agreements at four of our U.S. facilities. These agreements expire at our jar closure facility (Muncie, Indiana) in October 2006, at our kitchen match and toothpick manufacturing facility (Cloquet, Minnesota) in February 2008, at our metals facility (Greeneville, Tennessee) in October 2007 and at our fire extinguisher plant (Aurora, Illinois) in May 2007. Additionally, approximately 165 employees at our Legutiano, Spain manufacturing facility, 90 employees at our Lyon, France facility, 75 employees at our Barquisemeto, Venezuela facility and 500 employees at our Acuna, Mexico facility are unionized.

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

Recent Developments

On February 24, 2006 we executed an amendment to our senior credit facility which modified certain covenants and permitted us to increase our repurchases of common stock from $60.0 million to $186.0 million. In connection with this amendment, we agreed to repay $26.0 million of principal outstanding under the Term Loan, which was repaid in March 2006.

In February 2006, our Board of Directors authorized a new stock repurchase program to acquire up to $150 million of our common stock through open market and privately negotiated transactions. On March 1, 2006, we repurchased 2.0 million of our common shares for $50.0 million through a privately negotiated sale.

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

Our web site also includes the following corporate governance materials, at the tab “Governance”: our Business Conduct and Ethics Policy; our Board Governance and Conduct Policy; our Management and Board of Directors; our Committee Composition; our Insider Transactions; and the charters of our Board committees. These corporate governance materials are also available in print upon request by any stockholder to our Investor Relations department at our corporate headquarters.

Information on our web site does not constitute part of this filing on Form 10-K.

In addition to the information included in this Item 1, see Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 8, Note 1 (Significant Accounting Policies) and Note 14 (Business Segment Information) for financial and other information concerning our business segments and geographic areas.

Our executive corporate headquarters is located at 555 Theodore Fremd Avenue, Rye, NY 10580, and our telephone number is (914) 967-9400.

Item 1A. Risk Factors

The ownership of our common stock involves a number of risks and uncertainties. Potential investors should carefully consider the risks and uncertainties described below and the other information in this Form 10-K and Annual Report before deciding whether to invest in the Company’s securities. The Company’s business, financial condition or results of operations could be materially adversely affected by any of these risks. The risks described below are not the only ones facing us. Additional risks that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition or results of operations.

Our sales are highly dependent on purchases from several large customers and any significant decline in these purchases or pressure from these customers to reduce prices could have a negative effect on our future financial performance.

Due to consolidation in the U.S. retail industry, our customer base has become relatively concentrated. On a historical basis in 2005, one customer accounted for approximately 23% of our consolidated net sales.

Although we have long-established relationships with many of our customers, we do not have any long-term supply or binding contracts or guarantees of minimum purchases. Purchases by our customers are generally made using individual purchase orders. As a result, these customers may cancel their orders, change purchase quantities from forecast volumes, or delay purchases for a number of reasons beyond our control. Significant or numerous cancellations, reductions, or delays in purchases by customers could have a material adverse effect on our business, results of operations and financial condition. In addition, because many of our costs are fixed, a reduction in customer demand could have an adverse effect on our gross profit margins and operating income.

We depend on a continuous flow of new orders from our large, high-volume retail customers; however, we may be unable to continually meet the needs of our customers. Furthermore, on-time delivery and satisfactory customer service are becoming increasingly important to our customers. Retailers are increasing their demands on suppliers to:

•	reduce lead times for product delivery, which may require us to increase inventories;

•	improve customer service, such as with direct import programs whereby product is supplied directly to retailers from third party suppliers; and

•	adopt new technologies related to inventory management such as Radio Frequency Identification, otherwise known as RFID, technology, which may have substantial implementation costs.

We cannot provide any assurance that we can continue to successfully meet the needs of our customers. A substantial decrease in sales to any of our major customers could have a material adverse effect on our business, results of operations and financial condition.

Seasonality and weather conditions may cause our operating results to vary from quarter to quarter.

Sales of certain of our products are seasonal. Sales of our outdoor solutions products increase during warm weather months and decrease during winter. Additionally, sales of our home canning products generally reflect the pattern of the growing season, sales of our home improvement products are concentrated in the spring and summer months and sales of our consumer solutions products generally are strongest in the fourth quarter preceding the holiday season.

Weather conditions may also negatively impact sales. For instance, we may not sell as many of certain outdoor recreation products (such as lanterns, tents and sleeping bags) as anticipated if there are fewer natural disasters such as hurricanes and ice storms; mild winter weather may negatively impact sales of electric blankets, some health products and smoke or carbon monoxide detectors; and the late arrival of summer weather may negatively impact sales of outdoor camping equipment and grills. Additionally, sales of our home canning products and our home improvement products may be negatively impacted by unfavorable weather conditions and other market trends. Periods of drought, for example, could adversely affect the supply and price of fruit, vegetables and other foods available for home canning, and inclement weather may reduce the amount of time spent on home improvement projects. These factors could have a material adverse effect on our business, results of operations and financial condition.

Our operations are dependent upon third-party suppliers whose failure to perform adequately could disrupt our business operations.

We currently source a significant portion of parts and products from third parties. Our ability to select and retain reliable vendors who provide timely deliveries of quality parts and products will impact our success in meeting customer demand for timely delivery of quality products. We typically do not enter into long-term contacts with our primary vendors and suppliers. Instead, most parts and products are supplied on a “purchase order” basis. As a result, we may be subject to unexpected changes in pricing or supply of products. Any inability of our suppliers to timely deliver quality parts and products or any unanticipated change in supply, quality or pricing of products could be disruptive and costly to us.

Our reliance on manufacturing facilities and suppliers in Asia could make us vulnerable to supply interruptions related to the political, legal and cultural environment in Asia.

A significant portion of our products are manufactured by third-party suppliers in Asia, primarily the People’s Republic of China, or at our owned facility in southern China. Our ability to continue to select reliable vendors who provide timely deliveries of quality parts and products will impact our success in meeting customer demand for timely delivery of quality products. Furthermore, the ability of our owned facility to timely deliver finished goods, and the ability of third-party suppliers to timely deliver finished goods and/or raw materials, may be affected by events beyond their control, such as inability of shippers to timely deliver merchandise due to work stoppages or slowdowns, or significant weather and health conditions (such as SARS) affecting manufacturers and/or shippers. Any adverse change in, among other things, any of the following could have a material adverse effect on our business, results of operations and financial condition:

•	our relationship with third-party suppliers;

•	the financial condition of third-party suppliers;

•	our ability to import products from these third-party suppliers or our owned facility; or

•	third-party suppliers’ ability to manufacture and deliver outsourced products on a timely basis.

We cannot assure you that we could quickly or effectively replace any of our suppliers if the need arose, and we cannot assure you that we could retrieve tooling and molds possessed by any of our third-party suppliers. Our dependence on these few suppliers could also adversely affect our ability to react quickly and effectively to changes in the market for our products. In addition, international manufacturing is subject to significant risks, including, among other things:

•	labor unrest;

•	political instability;

•	restrictions on transfer of funds;

•	domestic and international customs and tariffs;

•	unexpected changes in regulatory environments; and

•	potentially adverse tax consequences.

Labor in China has historically been readily available at relatively low cost as compared to labor costs in North America. China has experienced rapid social, political and economic change in recent years. We cannot assure you that labor will continue to be available to us in China at costs consistent with historical levels. A substantial increase in labor costs in China could have a material adverse effect on our business, results of operations and financial condition. Although China currently enjoys “most favored nation” trading status with the United States, the U.S. government has in the past proposed to revoke such status and to impose higher tariffs on products imported from China. We cannot assure you that our business will not be affected by the aforementioned risks, each of which could have a material adverse effect on our business, results of operations and financial condition.

Our operating results can be adversely affected by changes in the cost or availability of raw materials.

Pricing and availability of raw materials for use in our businesses can be volatile due to numerous factors beyond our control, including general, domestic and international economic conditions, labor costs, production levels, competition, consumer demand, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us, and may, therefore, have a material adverse effect on our business, results of operations and financial condition.

During periods of rising prices of raw materials, there can be no assurance that we will be able to pass any portion of such increases on to customers. Conversely, when raw material prices decline, customer demands for lower prices could result in lower sale prices and, to the extent we have existing inventory, lower margins. As a result, fluctuations in raw material prices could have a material adverse effect on our business, results of operations and financial condition.

Some of the products we manufacture require particular types of glass, paper, plastic, metal, wood or other materials. Supply shortages for a particular type of material can delay production or cause increases in the cost of manufacturing our products. This could have a material adverse effect on our business, results of operations and financial condition. In particular, we rely on resin for many of the products in our consumer solutions and outdoor solutions business segments and the plastics solutions part of our other business segment. Resin prices have been rising in response to, among other things, higher oil prices. If resin prices or other material prices continue to rise in the future we can expect the cost of goods for our businesses to increase. Given that only some of this increase relates to contracts where we have pass-through pricing, the effect of the remainder of the increase could have a material adverse effect on our business, results of operations and financial condition. We also rely on glass for many of the products in our branded consumables business segment. Glass prices have been rising in response to higher natural gas prices. If glass prices continue to rise in the future we can expect the cost of goods to increase, which could have a material adverse effect on our business, results of operations and financial condition.

We are subject to several production-related risks which could jeopardize our ability to realize anticipated sales and profits.

In order to realize sales and operating profits at anticipated levels, we must manufacture or source and deliver in a timely manner products of high quality. Among others, the following factors can have a negative effect on our ability to do these things:

•	labor difficulties;

•	scheduling and transportation difficulties;

•	management dislocation;

•	substandard product quality, which can result in higher warranty, product liability and product recall costs;

•	delays in development of quality new products;

•	changes in laws and regulations, including changes in tax rates, accounting standards, environmental laws and occupational

•	health and safety laws; and

•	changes in the availability and costs of labor.

Any adverse change in the above-listed factors could have a material adverse effect on our business, results of operations and financial condition.

Because we manufacture or source a significant portion of our products from Asia, our production lead times are relatively long. Therefore, we often commit to production in advance of firm customer orders. If we fail to forecast customer or consumer demand accurately we may encounter difficulties in filling customer orders or in liquidating excess inventories, or may find that customers are canceling orders or returning products. Additionally, changes in retailer inventory management strategies could make inventory management more difficult. Any of these results could have a material adverse effect on our business, results of operations and financial condition.

Competition in our industries may hinder our ability to execute our business strategy, achieve profitability, or maintain relationships with existing customers.

We operate in some highly competitive industries. In these industries, we compete against numerous other domestic and foreign companies. Competition in the markets in which we operate is based primarily on product quality, product innovation, price and customer service and support, although the degree and nature of such competition vary by location and product line.

In our branded consumables segment, we have direct competitors in most of our niche markets. In addition, in the market for home canning we compete with companies who specialize in other food preservation mediums such as freezing and dehydration. The market for plastic cutlery is extremely price sensitive and our competitors include Far East and domestic suppliers. Our competition in the market for rope, cord and twine includes Peerless and Bevis. In the market for playing cards our competition includes Angel, Cardinal Carta Mundi, Gemaco, Patch Products, Paul-Son, and a number of other manufacturers located in China.

In our consumer solutions segment, our FoodSaver® and Seal-a-Meal® appliances and bags compete with marketers of “conventional” food storage solutions, such as non-vacuum plastic bags and containers. In addition, our competitors include other manufacturers of home sealing appliances that heat- or vacuum-seal bags. As household penetration of home vacuum packaging systems has increased, more competitors have entered the market. As such, the market has become more price-and feature-sensitive. There are also several companies that manufacture industrial and commercial vacuum packaging products. In more mature small household appliance categories outside of home vacuum packaging, including blenders, toasters and irons, among others, our key competitors in the United States and Canada include Applica Incorporated, Cuisinart®, Kitchen Aid®, NACCO and Salton, Inc. In heated bedding products, our primary competitor is Biddeford. In scales, the key competitors include Homedics®/Metro-Taylor, and private label brands. Our key competitors for clippers, trimmers and accessories for professional users include Andis® and Wahl. The primary competitor to our hospitality business is Proctor-Silex®. Our key competitors in the home safety business include Kidde, Invensys and Universal Security Instruments Inc. In portable air cleaning products, our primary competitors are DeLonghi, Honeywell/Kaz, Hunter, Ionic Breeze® and Ionic Pro LLC. In vaporizers and humidifiers, the key competitors are Honeywell/Kaz, Hunter and Lasko. The key competitors in portable heaters are Honeywell/Kaz, Lakewood, Lasko and Soleus. Our primary competitors in fans are Honeywell/Kaz, Hunter, King of Fans and Lasko.

In the outdoor solutions segment, our largest competitors include Igloo Corporation, Intex Corporation, VF Corporation, Johnson Outdoors, Kellwood Company and Rubbermaid.

We also face competition from the manufacturing operations of some of our current and potential customers with private label brands.

Many of our competitors are more established in their industries and have substantially greater revenue or resources than we do. Our competitors may take actions to match new product introductions and other initiatives. Since many of our competitors source their products from third parties, our ability to obtain a cost advantage through sourcing is reduced. Certain of our competitors may be willing to reduce prices and accept lower profit margins to compete with us. Further, retailers often demand that suppliers reduce their prices on existing products. Competition could cause price reductions, reduced profits or losses, or loss of market share, any of which could have a material adverse effect on our business, results of operations and financial condition.

To compete effectively in the future in the consumer products industry, among other things, we must:

•	maintain strict quality standards;

•	develop new products that appeal to consumers; and

•	deliver products on a reliable basis at competitive prices.

Our inability to do any of these things could have a material adverse effect on our business, results of operations and financial condition.

If we fail to develop new or expand existing customer relationships, our ability to grow our business will be impaired.

Our growth depends to a significant degree upon our ability to develop new customer relationships and to expand existing relationships with current customers. We cannot guarantee that new customers will be found, that any such new relationships will be successful when they are in place, or that business with current customers will increase. Failure to develop and expand such relationships could have a material adverse effect on our business, results of operations and financial condition.

If we cannot continue to develop new products in a timely manner, and at favorable margins, we may not be able to compete effectively.

We believe that our future success will depend, in part, upon our ability to continue to introduce innovative design extensions for our existing products and to develop, manufacture and market new products. We cannot assure you that we will be successful in the introduction, manufacturing and marketing of any new products or product innovations, or develop and introduce, in a timely manner, innovations to our existing products that satisfy customer needs or achieve market acceptance. Our failure to develop new products and introduce them successfully and in a timely manner, and at favorable margins, would harm our ability to successfully grow our business and could have a material adverse effect on our business, results of operations and financial condition.

Our failure to successfully integrate recently acquired businesses could have a material adverse effect on our business and results of operations.

We have achieved growth through the acquisition of companies, including the recent acquisitions of American Household and Holmes. There can be no assurance that we will be able to integrate successfully the American Household and Holmes businesses into our existing business without substantial costs, delays or other operational or financial difficulties. There is also no assurance that we will be able to successfully leverage synergies among our businesses to increase sales and obtain cost savings. Additionally, the failure of the American Household and Holmes businesses to achieve expected results, diversion of our management’s attention, and failure to retain key American Household and Holmes personnel, could have a material adverse effect on our business, results of operations and financial condition.

Our results could be harmed if the cost of compliance with environmental, health and safety laws and regulations becomes too burdensome.

Our operations are subject to federal, state and local environmental and health and safety laws and regulations including those that impose workplace standards and regulate the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of materials and substances including solid and hazardous wastes. We believe that we are in material compliance with such laws and regulations and that the cost of maintaining compliance will not have a material adverse effect on our business, results of operations or financial condition. We do not anticipate having to make, and historically have not had to make, significant capital expenditures in order to comply with applicable environmental laws and regulations. However, due to the nature of our operations and the frequently changing nature of environmental compliance standards and technology, we cannot predict with any certainty that future material capital expenditures will not be required.

In January 2003, the European Union (“EU”) issued two directives relating to chemical substances in electronic products. The Waste Electrical and Electronic Equipment Directive requires producers of electrical goods to pay for specified collection, recycling, treatment and disposal of past and future covered products. EU governments were required to enact and implement legislation that complies with this directive by August 13, 2004 (such legislation together with the directive, the “WEEE Legislation”), and certain producers are to be financially responsible under the WEEE Legislation beginning in August 2005. The EU has issued another directive that requires electrical and electronic equipment placed on the EU market after July 1, 2006 to be free of lead, mercury, cadmium, hexavalent chromium (above a threshold limit) and brominated flame retardants. EU governments were required to enact and implement legislation that complies with this directive by August 13, 2004 (such legislation together with this directive, the “RoHS Legislation”). If we do not comply with these directives, we may suffer a loss of revenue, be unable to sell in certain markets and/or countries, be subject to penalties and enforced fees and/or suffer a competitive disadvantage. Similar legislation could be enacted in other jurisdictions, including in the United States. Costs to comply with the WEEE Legislation, RoHS Legislation and/or similar future legislation, if applicable, could include costs associated with modifying our products, recycling and other waste processing costs, legal and regulatory costs and insurance costs. We may also be required to take reserves for costs associated with compliance with these regulations. We cannot assure you that the costs to comply with these new laws, or with current and future environmental and worker health and safety laws will not have a material adverse effect on our business, results of operations and financial condition.

We may incur significant costs in order to comply with environmental remediation obligations.

In addition to operational standards, environmental laws also impose obligations on various entities to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination. Accordingly, we may be liable, either contractually or by operation of law, for remediation costs even if the contaminated property is not presently owned or operated by us, is a landfill or other location where we have disposed wastes, or if the contamination was caused by third parties during or prior to our ownership or operation of the property. Given the nature of the past industrial operations conducted by us and others at these properties, there can be no assurance that all potential instances of soil or groundwater contamination have been identified, even for those properties where an environmental site assessment has been conducted. We do not believe that any of our existing remediation obligations, including at third-party sites where we have been named a potentially responsible party, will have a material adverse effect upon our business, results of operations or financial condition. However, future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to additional remediation liabilities that may be material.

Our business, results of operations and financial condition could be materially adversely affected by the loss of any key personnel and the inability to attract and retain appropriately qualified replacements.

We are highly dependent on the continuing efforts of our executive officers, including Martin E. Franklin, our Chairman and Chief Executive Officer, Ian G.H. Ashken, our Vice Chairman and Chief Financial Officer, and James E. Lillie, our President and Chief Operating Officer. We believe these officers’ experience in the branded consumer products industry and our business, and with strategic acquisitions of complementary businesses within our primary business segments, has been vital to our historical growth and is instrumental to our future growth strategy. We also depend on the senior management of our operating segments. We currently have employment agreements with our executive officers. However, we cannot be assured that we will be able to retain any of these persons. Our business, results of operations and financial condition could be materially adversely affected by the loss of any of these persons and the inability to attract and retain appropriately qualified replacements.

Our indebtedness imposes constraints and requirements on our business and financial performance and our compliance and performance in relationship to these could materially adversely affect our financial condition and operations.

We have a significant amount of indebtedness. Our significant indebtedness could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit, among other things, our ability to borrow additional funds.

The terms of our senior credit facility and the indenture governing our 9 3/4% senior subordinated notes due 2012, which we refer to as our Notes, allow us to issue and incur additional debt upon satisfaction of certain conditions. We anticipate that any future acquisitions we pursue as part of our growth strategy or potential stock repurchase programs may be financed through a combination of cash on hand, operating cash flow, availability under our existing credit facilities and new capital market offerings. If new debt is added to current debt levels, the related risks described above could increase.

Our failure to generate sufficient cash to meet our liquidity needs may affect our ability to service our indebtedness and grow our business.

Our ability to make payments on and to refinance our indebtedness, including our Notes and amounts borrowed under our senior credit facility, and to fund planned capital expenditures and expansion efforts and strategic acquisitions we may make in the future, if any, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control.

Based on our current level of operations, we believe our cash flow from operations, together with available cash and available borrowings under our senior credit facility, will be adequate to meet future liquidity needs for at least the next twelve months. However, we cannot assure you that our business will generate sufficient cash flow from operations in the future, that our currently anticipated growth in revenues and cash flow will be realized on schedule or that future borrowings will be available to us under the senior credit facility in an amount sufficient to enable us to service indebtedness, including the debt securities, grow our business, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness, including our Notes and our senior credit facility, on or before maturity. We cannot assure you that we will be able to do so on commercially reasonable terms or at all.

Changes in foreign, cultural, political and financial market conditions could impair our sales from international operations and financial performance.

Some of our products are sold in countries where economic growth has slowed, such as Japan; or where economies have suffered economic, social and/or political instability or hyperinflation in recent years, such as Mexico and Venezuela. The economies of other foreign countries important to our operations, including other countries in Europe, Latin America and Asia, could also suffer slower economic growth or economic, social and/or political instability in the future. International operations, including manufacturing and sourcing operations (and the international operations of our customers), are subject to inherent risks which could adversely affect us, including, among other things:

•	new restrictions on access to markets;

•	lack of developed infrastructure;

•	inflation;

•	fluctuations in the value of currencies;

•	changes in and the burdens and costs of compliance with a variety of foreign laws and regulations, including tax laws, accounting standards, environmental laws and occupational health and safety laws;

•	political and economic instability;

•	increases in duties and taxation;

•	restrictions on transfer of funds; and

•	other adverse changes in policies, including monetary, tax and/or lending policies, encouraging foreign investment or foreign trade by our host countries.

Should any of these risks occur, our ability to export our products could be impaired and we could experience a loss of sales and profitability from our international operations.

Currency fluctuations may significantly increase our expenses and affect our results of operations, especially where the currency is subject to intense political and other environmental pressure, such as in the case of the Venezuelan Bolivar and the Chinese Renminbi.

While we transact business predominantly in U.S. dollars and most of our revenues are collected in U.S. dollars, a substantial portion of our costs, such as payroll, rent, and indirect operational costs, are denominated in other currencies, such as the European Euro, British Pound, Mexican Peso, Canadian Dollar, Venezuelan Bolivar, Japanese Yen and Chinese Renminbi. Changes in the relation of these and other currencies to the U.S. dollar will affect our sales and profitability and could result in exchange losses. For example, a devaluation of the Venezuelan Bolivar would impact our results of operations because the earnings of our Venezuelan operations would be reduced when translated into U.S. dollars. A stronger Mexican Peso would mean our products assembled or produced in Mexico would be more expensive to import into the United States or other countries, thereby reducing profitability of those products. Likewise, if the government of China allowed the Chinese Renminbi to rise substantially versus the U.S. dollar, the cost of our products produced in China would rise. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. There can be no assurance that the U.S. dollar foreign exchange rates will be stable in the future or that fluctuations in financial markets will not have a material adverse effect on our business, results of operations and financial condition.

Changes in the retail industry and markets for consumer products affecting our customers or retailing practices could negatively impact existing customer relationships and our results of operations.

We sell branded consumables, consumer solutions and outdoor solutions products to retailers, including club, department store, drug, grocery, mass merchant, sporting goods and specialty retailers, as well as direct to consumers. A significant deterioration in the financial condition of our major customers could have a material adverse effect on our sales and profitability. We regularly monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, a bankruptcy filing by a key customer could have a material adverse effect on our business, results of operations and financial condition.

In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a “just-in-time” basis. This requires us to shorten our lead time for production in certain cases and more closely anticipate demand, which could in the future require the carrying of additional inventories.

With the growing trend towards retail trade consolidation, we are increasingly dependent upon key retailers whose bargaining strength is growing. We may be negatively affected by changes in the policies of our retailer customers, such as inventory destocking, limitations on access to shelf space, use of private label brands, price demands and other conditions, which could negatively impact our results of operations.

Our business involves the potential for product recalls and product liability claims against us, which could affect our earnings and financial condition.

As a manufacturer and distributor of consumer products, we are subject to the Consumer Products Safety Act, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the Consumer Products Safety Commission could require us to repurchase or recall one or more of our products. Additionally, laws regulating certain consumer products exist in some cities and states, as well as in other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future. Any repurchase or recall of our products could be costly to us and could damage our reputation. If we were required to remove, or we voluntarily removed, our products from the market, our reputation could be tarnished and we might have large quantities of finished products that we could not sell.

We also face exposure to product liability claims in the event that one of our products is alleged to have resulted in property damage, bodily injury or other adverse effects. Although we maintain product liability insurance in amounts that we believe are reasonable, we cannot assure you that we will be able to maintain such insurance on acceptable terms, if at all, in the future or that product liability claims will not exceed the amount of insurance coverage. Additionally, we do not maintain product recall insurance. As a result, product recalls or product liability claims could have a material adverse effect on our business, results of operations and financial condition.

Our product liability insurance program is an occurrence-based program based on our current and historical claims experience and the availability and cost of insurance. We currently either self insure or administer a high retention insurance program for product liability risks. Historically, product liability awards have rarely exceeded our individual per occurrence self-insured retention. We cannot assure you, however, that our future product liability experience will be consistent with our past experience.

If we fail to adequately protect our intellectual property rights, competitors may manufacture and market products similar to ours, which could adversely affect our market share and results of operations.

Our success with our proprietary products depends, in part, on our ability to protect our current and future technologies and products and to defend our intellectual property rights. If we fail to adequately protect our intellectual property rights, competitors may manufacture and market products similar to ours. Our principal intellectual property rights include our trademarks. In our branded consumables segment, these include the Ball®, Bee®, Bernardin®, Bicycle®, Crawford®, Diamond®, Forster®, Hoyle®, Kerr®, Lehigh®, Leslie-Locke® and Storehorse® brand names. In the consumer solutions segment, the principal trademarks consist of Bionaire®, BRK®, Crock Pot®, First Alert®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal® and Sunbeam®. Our other brands used include Health at Home®, Mixmaster®, Osterizer®, Hydrosurge®, and Blanket with a Brain®. The principal trademarks in outdoor solutions are Coleman® and Campingaz®. Other trademarks in that segment include Coleman Exponent® and Roadtrip™.

We also hold numerous design and utility patents covering a wide variety of products. We cannot be sure that we will receive patents for any of our patent applications or that any existing or future patents that we receive or license will provide competitive advantages for our products. We also cannot be sure that competitors will not challenge, invalidate or avoid the application of any existing or future patents that we receive or license. In addition, patent rights may not prevent our competitors from developing, using or selling products that are similar or functionally equivalent to our products.

We may not be able to implement or operate successfully and without interruptions the operating software systems and other computer technologies that we depend on to operate our business, which could negatively impact or disrupt our business.

We are in the process of selecting or implementing new operating software systems within a number of our business segments and complications from these projects could cause considerable disruptions to our business. While significant testing will take place and the rollout will occur in stages, the period of change from the old system to the new system will involve risk. Application program bugs, system conflict crashes, user error, data integrity issues, customer data conflicts and integration issues among our legacy systems all pose potential risks.

Implementing data standards such as RFID, which our largest customers are requiring that we use, involves significant effort across the entire organization. Any problems with or delays of this implementation could impact our ability to do business and could result in higher implementation costs and reallocation of human resources.

We rely on other companies to maintain some of our information technology infrastructure. Should they fail to perform due to events outside our control, it could affect our service levels and threaten our ability to conduct business. In addition, natural disasters such as hurricanes may disrupt our infrastructure and our disaster recovery process may not be sufficient to protect against loss.

Additionally, our business operations are dependent on our logistical systems, which include our order management systems and our computerized warehouse systems. Any interruption in our logistical systems could impact our ability to procure our products from our factories and suppliers, transport them to our distribution facilities, store them and deliver them to our customers on time and in the correct amounts.

Failure to successfully implement our reorganization and acquisition-related projects timely and economically could materially increase our costs and impair our results of operations.

We are in the process of significant reorganization and acquisition-related projects. There can be no assurance that these projects can be completed on time or within our projected costs. Furthermore, these projects will result in an increased reliance on sourced finished goods from third parties, particularly international vendors. Our failure to implement these projects economically and successfully could have a material adverse effect on our business, financial condition and results of operations.

A deterioration of relations with our labor unions could have a material adverse effect on our business, financial condition and results of operations.

Approximately 340 union workers are covered by four collective bargaining agreements at four of our U.S. facilities. These agreements expire at our jar closure facility (Muncie, Indiana) in October 2006, at our kitchen match and toothpick manufacturing facility (Cloquet, Minnesota) in February 2008, at our metals facility (Greeneville, Tennessee) in October 2007, and at our fire extinguisher plant (Aurora, Illinois) in May 2007. Additionally, approximately 165 employees at our Legutiano, Spain manufacturing facility, 90 employees at our Lyon, France facility, 75 employees at our Barquisemeto, Venezuela facility and 500 employees at our Acuna, Mexico facility are unionized.

We have not experienced a work stoppage during the past five years except for brief work stoppages in 2004 in Lyon, France in connection with our restructurings at that location. Management believes that its relationships with our employees and collective bargaining unions are satisfactory.

Our senior credit facility and the Indenture related to our Notes contain various covenants which limit our management’s discretion in the operation of our business and the failure to comply with such convents could have a material adverse effect on our business, financial condition and results of operations.

Our senior credit facility and the indenture related to our Notes contain various provisions that limit our management’s discretion by restricting our and our subsidiaries’ ability to, among other things:

•	incur additional indebtedness;

•	pay dividends or distributions on, or redeem or repurchase, capital stock;

•	make investments;

•	engage in transactions with affiliates;

•	incur liens;

•	transfer or sell assets; and

•	consolidate, merge or transfer all or substantially all of our assets.

In addition, our senior credit facility requires us to meet certain financial ratios. Any failure to comply with the restrictions of our senior credit facility and the indenture related to our Notes or any other subsequent financing agreements may result in an event of default. An event of default may allow the creditors, if the agreements so provide, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. In addition, the lenders may be able to terminate any commitments they had made to supply us with further funds. Furthermore, substantially all of our domestic assets are pledged to secure our indebtedness under our senior credit facility. If we default on the financial covenants in our senior credit facility, our lenders could foreclose on their security interest in our assets, which would have a material adverse effect on our business, results of operations and financial condition.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations and New York Stock Exchange market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Furthermore, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

The Company’s properties are well maintained, considered adequate and being utilized for their intended purposes. Information regarding the approximate size of principal manufacturing, warehousing and office facilities is provided below:

Location	Type of Use	Business Segment	Approximate Square Feet	Owned/Leased
Muncie, Indiana	Manufacturing/Warehousing/Offices	Branded Consumables	507,000	Owned/Leased
Independence, Missouri	Warehousing	Branded Consumables	285,000	Leased
Macungie, Pennsylvania	Manufacturing/Warehousing/Offices	Branded Consumables	270,000	Leased
Cincinnati, Ohio	Manufacturing/Warehousing/Offices	Branded Consumables	430,000	Leased
Norwood, Ohio	Manufacturing/Warehousing/Offices	Branded Consumables	650,000	Owned
Kansas City, Missouri	Warehousing	Branded Consumables	286,000	Leased
Neosho, Missouri	Warehousing	Consumer Solutions	1,818,000	Owned
Waynesboro, Mississippi	Manufacturing	Consumer Solutions	894,000	Leased
Boca Raton, Florida	Offices	Consumer Solutions	101,000	Leased
Dongguan City, Peoples Republic of China	Living quarters/Manufacturing/ Warehousing/Offices	Consumer Solutions	714,000	Owned/Leased
Fontana, California	Warehousing	Consumer Solutions	900,000	Leased
Milford, Massachusetts	Warehousing/Offices	Consumer Solutions	415,000	Leased
Wichita, Kansas	Manufacturing/Warehousing/Offices	Outdoor Solutions	1,170,000	Owned
New Braunfels, Texas	Manufacturing	Outdoor Solutions	345,000	Owned
St. Genis Laval, France	Manufacturing/Warehousing/Offices	Outdoor Solutions	335,000	Owned
Greeneville, Tennessee	Manufacturing/Warehousing/Offices	Other	347,000	Owned
Rye, New York	Executive offices	—	7,000	Leased

Item 3.	Legal Proceedings

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

Securities and Related Litigation

In January and February of 2006, purported class action lawsuits were filed in the Federal District Court for the Southern District of New York against us and certain of our officers alleging violations of the federal securities laws. The actions purport to be filed on behalf of purchasers of our common stock during the period from June 29, 2005 (the date we announced our signing of the agreement to acquire Holmes) through January 12, 2006.

The complaints, which are substantially similar to one another, allege, among other things, that the plaintiffs were injured by reason of certain allegedly false and misleading statements made by us relating to the expected benefits of the Holmes acquisition. To date the Company has been served with only one of these complaints. No class has been certified in the actions. The complaints seek compensatory damages plus interest and attorneys’ fees.

In February of 2006, a derivative complaint was filed against certain officers and the Board of Directors of the Company in the United States District Court for the Southern District of New York. The Company is named as a nominal defendant. The complaint alleges, among other things, that the individual defendants violated their fiduciary duties by failing to disclose material information and/or by misleading the investing public about the Company’s business and financial condition relating to the Holmes acquisition. The complaint seeks damages and other monetary relief against the individual defendants.

These actions are in the early stages of litigation and an outcome cannot be predicted. Management does not believe that the outcome of this litigation will have a material adverse effect on the financial position and results of operations of the Company. The Company intends to defend itself vigorously in these actions.

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

The executive officers of the Company are as follows:

Martin E. Franklin, age 41, is Chairman and Chief Executive Officer of the Company. Mr. Franklin was appointed to our Board of Directors on June 25, 2001 and became Chairman and Chief Executive Officer effective September 24, 2001. Mr. Franklin is also a principal and executive officer of a number of private investment entities. Mr. Franklin was the Chairman of the Board of Directors of Bollé Inc. from February 1997 until February 2000. Mr. Franklin has previously held positions as Chairman and Chief Executive Officer of Lumen Technologies, Inc. from May 1996 to December 1998, and Benson Eyecare Corporation from October 1992 to May 1996. Mr. Franklin also serves as a director of Apollo Investment Corporation and Kenneth Cole Productions, Inc.

Ian G.H. Ashken, age 45, is Vice Chairman, Chief Financial Officer and Secretary of the Company. Mr. Ashken was appointed to the Board of Directors on June 25, 2001 and became Vice Chairman, Chief Financial Officer and Secretary effective September 24, 2001. Mr. Ashken is also a principal and executive officer of a number of private investment entities. Mr. Ashken was the Vice Chairman of the Board of Directors of Bollé, Inc. from December 1998 until February 2000. From February 1997 until his appointment as Vice Chairman, Mr. Ashken was the Chief Financial Officer and a director of Bollé. Mr. Ashken previously held positions as Chief Financial Officer and a director of Lumen Technologies, Inc. from May 1996 to December 1998 and Benson Eyecare Corporation from October 1992 to May 1996.

James E. Lillie, age 44, is President and Chief Operating Officer of the Company. Mr. Lillie joined the Company in August 2003 as Chief Operating Officer and assumed the additional title and responsibilities of President, effective January 2004. From 2000 to 2003, Mr. Lillie served as Executive Vice President of

Operations at Moore Corporation, Limited, a diversified commercial printing and business communications company. From 1999 to 2000, Mr. Lillie served as Executive Vice President of Operations at Walter Industries, Inc., a Kohlberg, Kravis, Roberts & Company (KKR) portfolio company. From 1990 to 1999, Mr. Lillie held a succession of managerial human resources, manufacturing, finance and operations positions at World Color, Inc., another KKR portfolio company.

Desiree DeStefano, age 38, is Executive Vice President of Finance and Treasurer of the Company. From 2003 to January 2005, Ms. DeStefano served as Senior Vice President of the Company. Ms. DeStefano joined the Company as Chief Transition Officer and Vice President in 2001. From 2000 to 2001, Ms. DeStefano served as Chief Financial Officer of Sports Capital Partners, a private equity investment fund. Ms. DeStefano served as Vice President of Bollé, Inc. from 1998 to 2000. From 1996 to 1998, Ms. DeStefano was Vice President of Lumen Technologies, Inc. and prior to that, Ms. DeStefano held similar positions at Benson Eyecare Corporation and was an audit senior at Price Waterhouse LLP.

J. David Tolbert, age 45, is Senior Vice President, Human Resources and Corporate Risk of the Company. From October 1998 to January 2005, Mr. Tolbert served as Vice President, Human Resources and Administration of the Company. From April 1997 to October 1998, Mr. Tolbert served as Vice President, Human Resources and Corporate Risk of the Company. From October 1993 to April 1997, Mr. Tolbert served as Director of Human Resources of the Company. Since joining Ball Corporation in 1987, Mr. Tolbert served in various human resource and operating positions of Ball’s and the Company’s former Plastic Packaging division.

Our executive officers serve at the discretion of our Board of Directors.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market for Registrant’s Common Equity

Jarden Corporation’s (“Jarden”) common stock is traded on the New York Stock Exchange under the symbol “JAH.” As of March 2, 2006, there were approximately 3,452 registered holders of record of the Company’s common stock, par value $0.01 per share. On March 2, 2006 the last recorded sales price of the Company’s common stock was $30.02. Jarden currently does not and does not intend to pay cash dividends on its common stock in the foreseeable future, and each of Jarden’s senior credit facilities and the indenture governing its senior subordinated notes contain certain restrictions that limit Jarden’s ability to pay dividends. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Cash generated from operations will be used for general corporate purposes, including acquisitions and supporting organic growth.

The table below sets forth the high and low sales prices of the Company’s common stock as reported on the New York Stock Exchange for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
High	$32.05	$36.80	$41.41	$41.13
Low	$28.33	$28.63	$35.96	$30.14

2004
High	$24.65	$26.65	$26.10	$29.47
Low	$18.35	$21.17	$19.93	$22.01

On June 9, 2005, Jarden’s Board of Directors declared a 3-for-2 stock split in the form of a stock dividend of one additional share of common stock for every two shares of common stock, payable on July 11, 2005 to shareholders of record as of the close of business on June 20, 2005. All references in this Annual Report on Form 10-K to the number of shares outstanding, per share amounts, issued shares, sale price of Jarden’s common stock, restricted stock and stock option data of Jarden’s common shares have been restated to reflect the effect of the stock split for all periods presented.

Equity Compensation Plan Information

Information regarding Jarden’s equity compensation plans, including both stockholder approved plans and plans not approved by stockholders, will be set forth in the section entitled “Executive Compensation— Equity Compensation Plan Information” in Jarden’s Proxy Statement, to be filed within 120 days after the Company’s fiscal year end of December 31, 2005 (the “Proxy Statement”), which information is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

The following table provides information about purchases by the Company during the three months ended December 31, 2005, of equity securities that are registered by the Company pursuant to Section 12 of the Securities and Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Plan (1)	Maximum Number of Shares that May Yet be Purchased Under the Plan (1)
October 1–October 31, 2005	400,000	$33.25	400,000	441,000
November 1–November 30, 2005 (2)	460,317	$34.50	—	441,000
December 1–December 31, 2005	—	—	—	441,000

Total	860,317	$33.92	400,000	441,000

(1)	In June 2005, the Board of Directors authorized a stock repurchase program to acquire up to 1,000,000 shares of our outstanding common stock. On March 1, 2006, the Company authorized a new stock repurchase program that would allow the Company to repurchase up to $150,000,000 of our common stock. See “Business—Recent Developments”.

(2)	The terms of the Executive Award and the 2003 Plan allow employees to surrender shares of stock received as part of the Executive Award as payment towards the tax withholding obligations in connection with the receipt of such award. On November 1, 2005, an aggregate of 460,317 shares of our common stock were tendered to the Company in return for payment of minimum statutory withholding taxes relating to lapsing of restrictions on certain shares of the Executive Award. The shares surrendered were valued at $34.50 per share.

Item 6.	Selected Financial Data

The following tables set forth our selected financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. The selected financial data set forth below has been derived from our audited consolidated financial statements and related notes thereto where applicable for the respective fiscal years. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as our consolidated financial statements and notes thereto. These historical results are not necessarily indicative of the results to be expected in the future. The results of Tilia, Diamond Brands, Lehigh, USPC, American Household and Holmes are included from April 1, 2002, February 1, 2003, September 2, 2003, June 28, 2004, January 24, 2005 and July 18, 2005, respectively. Certain reclassifications have been made in the Company’s financial statements of prior years to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

	For the Years Ended December 31,
	2005(a)(b)(g)	2004(b)(c)	2003(b)(d)	2002(b)(e)	2001(f)(g)
STATEMENTS OF INCOME DATA (in millions, except per share data):
Net sales	$3,189.1	$838.6	$587.7	$367.1	$304.3
Operating earnings (loss)	186.0	96.0	71.5	65.1	(114.0)
Interest expense, net	84.3	27.6	19.2	12.6	11.8
Loss on early extinguishment of debt	6.0	—	—	—	—
Income tax provision (benefit)	35.0	26.0	20.5	16.2	(40.4)
Net income (loss)	60.7	42.4	31.8	36.3	(85.4)
Paid in-kind dividends on Series B & C preferred stock	(9.7)	—	—	—	—
Charge from beneficial conversion of Series B and Series C preferred stock	(38.9)	—	—	—	—

Income available or (loss allocable) to common stockholders	$12.1	$42.4	$31.8	$36.3	$(85.4)

Basic earnings (loss) per share	$0.23	$1.03	$0.93	$1.16	$(2.98)
Diluted earnings (loss) per share	$0.22	$0.99	$0.90	$1.12	$(2.98)

	As of and for the Years Ended December 31,
	2005(a)(b)	2004(b)(c)	2003(b)(d)	2002(b)(e)	2001(f)
OTHER FINANCIAL DATA (in millions):
EBITDA (loss)(h)	$237.6	$115.3	$86.4	$75.1	$(95.3)
Cash flows from operations(i)	240.9	70.4	73.8	71.0	39.9
Depreciation and amortization	57.6	19.2	15.0	10.0	18.8
Capital expenditures	77.7	10.8	12.8	9.3	9.7

BALANCE SHEET DATA:
Cash and cash equivalents	$237.1	$20.7	$125.4	$56.8	$6.4
Working capital(j)	749.9	181.4	242.0	101.6	8.0
Total assets	3,524.6	1,042.4	759.7	366.8	162.2
Total debt	1,541.3	487.4	387.4	216.9	84.9
Total stockholders’ equity	1,003.8	334.0	249.9	76.8	35.1

(a)	For 2005, the Company’s operating earnings and earnings before interest, taxes, depreciation and amortization (“EBITDA”) (see item (h) below) of $186.0 million and $237.7 million, respectively, were reduced by the following amounts: purchase accounting adjustments for $22.4 million of manufacturer’s profit in inventory, $2.5 million of write offs of inventory related to reorganization and acquisition-related integration initiatives, $62.4 million of compensation costs recorded related to the issuance of stock options and restricted shares of Company common stock to employees and the early adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payment,” $29.1 million of reorganization and acquisition-related integration costs (see item (g) below), and $6.0 million of loss on early extinguishment of debt.

(b)	The results of AHI are included from January 24, 2005; THG from July 18 2005; USPC from June 28, 2004; Lehigh from September 2, 2003; Diamond Brands from February 1, 2003; and Tilia from April 1, 2002; which are the respective dates of acquisition.

(c)	2004 includes a non-cash restricted stock charge of $32.5 million. As a result, the Company’s operating earnings and EBITDA (see item (h) below) of $96.0 million and $115.3 million, respectively, were each reduced by such amount.

(d)	2003 includes a non-cash restricted stock charge of $21.9 million. As a result, the Company’s operating earnings and EBITDA (see item (h) below) of $71.5 million and $86.5 million, respectively, were each reduced by such amount.

(e)	2002 includes a net release of a $4.4 million tax valuation allowance. As a result, the Company’s net income of $36.3 million included the benefit of this release.

(f)	2001 includes a $121.1 million loss on the sale of thermoforming assets, a $2.3 million charge associated with corporate restructuring, a $1.4 million loss on the sale of the Company’s interest in Microlin, LLC, $2.6 million of separation costs related to the management reorganization (see item (g) below), $1.4 million of costs to evaluate strategic options, $1.4 million of costs to exit facilities, a $2.4 million charge for stock option compensation, $4.1 million of income associated with the discharge of deferred compensation obligations and a $1.0 million gain related to an insurance recovery. As a result, the Company’s operating loss and EBITDA loss (see item (h) below) of ($114.1) million and ($95.3) million, respectively, were each reduced by the net of such amounts.

(g)	Reorganization and acquisition-related integration costs were comprised of costs to evaluate strategic options, discharge of deferred compensation obligations, separation costs for former officers, corporate restructuring costs, costs to exit facilities, reduction of long-term performance based compensation, litigation charges and items related to our divested thermoforming operations.

(h)

EBITDA, a non-GAAP financial measure, is presented in this Form 10-K because the Company’s credit facility and senior subordinated notes contain financial and other covenants which are based on or refer to the Company’s EBITDA. In this regard, GAAP refers to generally accepted accounting principles in the United States. Additionally, EBITDA is a basis upon which our management assesses financial performance and we believe it is frequently used by securities analysts, investors and other interested parties in measuring the operating performance and creditworthiness of companies with comparable market capitalization to the Company, many of which present EBITDA when reporting their results. Furthermore, EBITDA is one of the factors used to determine the total amount of bonuses available to be awarded to executive officers and other employees. EBITDA is widely used by the Company to evaluate potential acquisition candidates. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Because of these limitations, EBITDA should not be considered a primary measure of the Company’s performance and should be reviewed in conjunction with, and not as substitute for, financial measurements prepared in accordance with

GAAP that are presented in this Form 10-K. A reconciliation of the calculation of EBITDA, is presented below:

Reconciliation of non-GAAP Measure:

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
(in millions)
Net income (loss)	$60.7	$42.4	$31.8	$36.3	$(85.4)
Income tax provision (benefit)	35.0	26.0	20.4	16.2	(40.5)
Interest expense, net	84.3	27.7	19.2	12.6	11.8
Depreciation and amortization	57.6	19.2	15.0	10.0	18.8

EBITDA (loss)	$237.6	$115.3	$86.4	$75.1	$(95.3)

(i)	For the year ended December 31, 2002, cash flows from operations included $38.6 million of income tax refunds resulting primarily from the 2001 loss on divestiture of assets.
(j)	Working capital is defined as current assets (including cash and cash equivalents) less current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of market branded consumer products used in and around the home marketed under well-known brand names including Ball®, Bee®, Bicycle®, Crawford®, Diamond®, FoodSaver®, Forster®, Hoyle®, Kerr®, Lehigh®, Leslie-Locke®, Loew-Cornell® and VillaWare®. As a result of our acquisition of American Household, Inc. (“AHI” and “AHI Acquisition”) on January 24, 2005 and The Holmes Group, Inc. (“Holmes” and “THG Acquisition”) on July 18, 2005, we also provide global consumer products through the Campingaz®, Coleman®, First Alert®, Health o meter®, Mr. Coffee®, Oster® and Sunbeam® Bionaire®, Crock-Pot®, Harmony®, Holmes®, Patton®, Rival®, Seal-a-Meal® and White Mountain™ brands (see “Recent Developments”). See Item 1. Business and Note 14, Segment Information in Item 8. Financial Statements and Supplementary Data, both included herein, for a discussion of each of our segment’s products.

Results of Operations

•	Our net sales for the year ended December 31, 2005 increased to $3.2 billion or approximately 280% over the same period in 2004;

•	Our operating earnings for 2005 increased to $186 million from $96.0 million, or 93.5% over the same period in 2004. This year to date increase was achieved after expensing the following items related to the AHI Acquisition and the THG Acquisition in the year ended December 31, 2005, respectively:

•	Manufacturer’s profit in acquired inventory of $22.4 million;

•	Write-offs of $2.5 million in inventory related to reorganization and acquisition-related integration initiatives; and

•	Reorganization and acquisition-related integration costs of $29.1 million.

These items mentioned above, along with non-cash compensation costs of $62.4 million, had the effect of reducing our 2005 operating earnings reported under generally accepted accounting principles in the United States of America (“GAAP”).

•	Our increase in net sales was primarily the result of the acquisitions we completed during 2005 and 2004, which are described in detail in “Acquisition Activities” below. On a pro forma basis our net sales grew organically by approximately 3% in 2005 compared to 2004; and

•	Our net income for the year ended December 31, 2005, after the adjustments above tax effected at our effective rate of 36.5%, was $60.7 million, a 43.2% increase over the same period in 2004.

Acquisitions

We have grown through strategic acquisitions of complementary businesses and expanding sales of our existing brands. Our strategy to achieve future growth is through internal growth as well as to consider future acquisitions of businesses or brands that complement our existing product portfolio.

2005 Activity

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

On January 24, 2005, we completed our acquisition of AHI, a privately held company, for approximately $745.6 million for the equity and the repayment of approximately $100 million of indebtedness. Of the equity portion of the purchase price, we held back $40.0 million from the sellers to cover potential indemnification claims against the sellers of AHI. Effective on the acquisition date, the legacy Sunbeam Products business was integrated within our existing consumer solutions segment and the Coleman business formed a new segment named outdoor solutions. Financing for the AHI Acquisition is discussed in “Financial Condition, Liquidity and Capital Resources” below.

2004 Activity

On June 28, 2004 we acquired approximately 75.4% of the issued and outstanding stock of USPC and subsequently acquired the remaining 24.6% pursuant to a put/call agreement (“Put/Call Agreement”) on October 4, 2004. USPC is a manufacturer and distributor of playing cards and related games and accessories. USPC’s portfolio of owned brands includes Aviator®, Bee®, Bicycle® and Hoyle®. In addition, USPC has an extensive list of licensed brands, including Disney®, Harley-Davidson®, Mattel®, NASCAR® and World Poker Tour™. USPC’s international holdings include Naipes Heraclio Fournier, S.A., a leading playing card manufacturer in Europe. The aggregate purchase price was approximately $238.0 million, including transaction expenses and deferred consideration amounts. The cash portion of the purchase price funded on June 28, 2004 was financed using a combination of cash on hand, new debt financing (see discussion in “Financial Condition, Liquidity and Capital Resources” below) and borrowings under our then existing revolving credit facility. The cash portion of the October 4, 2004 exercise of the Put/Call Agreement was funded by a combination of cash on hand and borrowings under our then existing revolving credit facility.

As of December 31, 2005, in connection with the USPC Acquisition, we have accrued approximately $9.5 million of deferred consideration for acquisitions. In addition, the USPC Acquisition includes an earn-out provision with a potential payment in cash of up to $2 million and an additional potential payment of up to $8 million (for a potential total of up to $10 million) in either cash or our common stock, at our sole discretion, payable in 2007, provided that certain earnings performance targets are met. If paid, we expect to capitalize the cost of the earn-out. USPC is included in our branded consumables segment from June 28, 2004.

During the first quarter of 2004, we completed the tuck-in acquisition of Loew-Cornell. Loew-Cornell is a leading marketer and distributor of paintbrushes and other arts and crafts products. The Loew-Cornell Acquisition includes an earn-out provision with a payment in cash or our common stock, at our sole discretion, based on earnings performance targets. As of December 31, 2005, the outcome of the contingent earn-out is not determinable beyond a reasonable doubt. Therefore, only the prepayment of the contingent consideration ($0.3 million to be paid in 2006) has been recorded as part of Deferred Consideration for Acquisitions on our Consolidated Balance Sheet. Loew-Cornell is included in the branded consumables segment from March 18, 2004.

2003 Activity

On September 2, 2003, we acquired all of the issued and outstanding stock of Lehigh Consumer Products Corporation and its subsidiary (“Lehigh” and the “Lehigh Acquisition”). Lehigh is a leading supplier of rope, cord, and twine in the U.S. consumer marketplace and a leader in innovative storage and organization products and workshop accessories for the home and garage as well as in the security screen door and ornamental metal fencing market. The purchase price of the transaction was approximately $157.5 million, including transaction expenses. Lehigh is included in the branded consumables segment from September 2, 2003.

On February 7, 2003, we completed our acquisition of the business of Diamond Brands International, Inc. and its subsidiaries (“Diamond Brands” and the “Diamond Acquisition”), a manufacturer and distributor of niche household products, including plastic cutlery, clothespins, kitchen matches and toothpicks under the Diamond® and Forster® trademarks. The purchase price of this transaction was approximately $91.5 million, including transaction expenses. The acquired plastic manufacturing operation is included in the other segment from February 1, 2003 and the acquired wood manufacturing operation and branded product distribution business is included in the branded consumables segment from February 1, 2003.

We also completed two tuck-in acquisitions in 2003. In the fourth quarter of 2003, we completed our acquisition of the VillaWare Manufacturing Company (“VillaWare”). VillaWare’s results are included in the consumer solutions segment from October 3, 2003. In the second quarter of 2003, we completed our acquisition of O.W.D., Incorporated and Tupper Lake Plastics, Incorporated (collectively “OWD”). The branded product distribution operation acquired in the acquisition of OWD is included in the branded consumables segment from April 1, 2003. The plastic manufacturing operation acquired in the acquisition of OWD is included in the other segment from April 1, 2003.

Results of Operations—Comparing 2005 to 2004

	Years Ended December 31,
	2005	2004
	(in millions)
Kitchen products	$208.0	$205.8
Home improvement products	152.7	138.1
Playing cards products(1)	122.5	80.5
Other specialty products	77.0	48.7

Total branded consumables(1)	560.2	473.1
Consumer solutions(2)	1,642.1	222.1
Outdoor solutions(3)	820.7	—
Other	233.6	195.6
Intercompany eliminations(4)	(67.5)	(52.2)

Total net sales	$3,189.1	$838.6

(1)	The USPC business is included in the branded consumables segment effective June 28, 2004.

(2)	The JCS business, acquired with the AHI Acquisition, is included in the consumer solutions segment effective January 24, 2005, and the Holmes business is included in the consumer solutions segment effective July 18, 2005, the date of its acquisition.
(3)	The outdoor solutions segment was created upon the purchase of the Coleman business with the AHI Acquisition, effective January 24, 2005.
(4)	Intersegment sales are recorded at cost plus an agreed upon intercompany profit on intersegment sales.

We reported net sales of $3.2 billion in the year ended December 31, 2005, a 280% increase from net sales of $839 million in the same period for 2004. On a segment by segment basis, the increase in net sales from 2004 to 2005 is comprised as follows:

•	Our branded consumables segment reported net sales of $560.2 million compared to $473.1 million in 2004. This increase of approximately $87.1 million, or 18.4%, was principally a result of the USPC Acquisition completed during late June 2004. Net sales of USPC products was approximately $148.5 million in 2005 compared to $87.7 million for the period from acquisition to December 31, 2004 while combined sales of the other businesses comprising this segment grew by a margin of 6.8%, or $26.3 million, in the year ended December 31, 2005 as compared to the same period for 2004.

•	Our consumer solutions segment recorded net sales of $1.6 billion compared to $222 million in net sales in 2004. This increase was the result of the AHI Acquisition and THG Acquisition, which accounted for approximately $1.4 billion of the increase, offset by a $45.0 million decrease primarily in sales of our FoodSaver® machines. The decline in FoodSaver® sales, which started towards the end of 2004, is anticipated to abate in 2006 and results primarily from a shift in the mix of the business to lower priced stock keeping units or “SKUs.”

•	Our outdoor solutions segment recorded net sales of $820.7 million. This segment was created upon the purchase of the Coleman business with the AHI Acquisition, effective January 24, 2005.

•	Our other segment reported net sales of $233.6 million compared to $195.6 million for 2004. This increase in net sales from 2004 to 2005 was principally due to higher sales of plastic cutlery and Ball® freezer jars and higher third party sales of low denomination coinage.

Gross margin percentages on a consolidated basis decreased to 24.7% in the year ended December 31, 2005 compared to 32.9% in the year ended December 31, 2004. The gross margin percentage for the year ended December 31, 2005 would have been 25.5% absent the negative impact of the purchase accounting adjustments for manufacturer’s profit in acquired inventory and write-offs of inventory related to reorganization and acquisition-related integration initiatives of $22.4 million and $2.5 million, respectively. The principal reason for the decrease was due to the addition of the acquired AHI and Holmes product lines, which have historically lower gross margins than the businesses included in the same 2004 period.

Selling, general and administrative (“SG&A”) expenses increased to $572 million in the year ended December 31, 2005 from $179 million in the year ended December 31, 2004. On a percentage of net sales basis, SG&A expenses decreased to 17.9% in 2005 from 21.4% in 2004. The increase in dollar terms was principally the result of the acquisitions completed during 2005 and 2004. The decrease in percentage terms was principally due to the inclusion of the acquired AHI and Holmes businesses which allow the leveraging of these expenses over a larger revenue base and cost saving initiatives.

Included in SG&A for the years ended December 31, 2005 and 2004 are non-cash compensation costs primarily related to stock options and restricted stock awards of approximately $62.4 million and $32.4 million, respectively, resulting from the lapsing of restrictions over restricted stock issuances to certain executive officers and, with respect to such costs in 2005 only, the early adoption of the provisions of SFAS No. 123R.

Reorganization and acquisition-related integration costs of $29.1 million were incurred in the year ended December 31, 2005 primarily consisting of severance and other employee related benefit costs as well as charges relating to the transitioning of operations between facilities and offices, plant closures and write-offs of the carrying value of certain equipment and software applications.

We reported operating earnings of $186 million for the year ended December 31, 2005 compared to operating earnings of $96 million in the same period in 2004. This increase of $89.9 million or 93.5%, occurred after purchase accounting adjustments for manufacturer’s profit in acquired inventory of $22.4 million, $2.5 million of write-offs of inventory related to reorganization and acquisition-related integration initiatives, reorganization and acquisition-related integration costs of $29.1 million and $62.4 million in non-cash compensation charges all of which had the effect of reducing our operating earnings. Excluding the impact of these items, our operating earnings would have been approximately 215% higher than the prior year to date results. The principal reason for this increase was the effect of our 2005 and 2004 acquisitions.

Net interest expense increased to $84.3 million in the year ended December 31, 2005 compared to $27.6 million in the year ended December 31, 2004. This increase was principally due to higher levels of outstanding debt maintained during 2005 compared to the same period in 2004, resulting from the additional debt financing required to fund the acquisitions of Holmes and AHI. In addition, our weighted average interest rate increased from approximately 5.5% in 2004 to just over 6.4% in 2005.

Our effective tax rate for the year ended December 31, 2005 was 36.5% compared to an effective tax rate of 38.0% in the year ended December 31, 2004. The principle reason for this decline was lower tax rates assessed on foreign earnings, which represent a larger proportion of our earnings in 2005 as compared to 2004.

In connection with the AHI Acquisition, we issued $350 million of equity securities, comprised of approximately $21.4 million of our common stock, approximately $128.6 million of our Series B Convertible Participating Preferred Stock (“Series B Preferred Stock”) and approximately $200.0 million of our Series C Mandatory Convertible Participating Preferred Stock (“Series C Preferred Stock”) to certain private equity investors (see “Financial Condition, Liquidity and Capital Resources”). As a result, our net income of $60.7 million for the year ended December 31, 2005 was reduced by paid-in-kind dividends on the Series B Preferred Stock and Series C Preferred Stock in the aggregate amount of approximately $9.7 million, and further reduced by a $39.0 million beneficial conversion charge on the Series B Preferred Stock and Series C Preferred Stock. Therefore, our earnings available to common stockholders was $12.1 million for the year ended December 31, 2005 and our diluted earnings per share was $0.22, compared to diluted earnings per share of $0.99 for the same period last year. The Series B Preferred Stock and accrued paid-in-kind dividends were converted into common stock in the third quarter of 2005. The Series C Preferred Stock and accrued paid-in-kind dividends were converted into Series B Preferred Stock and common stock during the second quarter of 2005.

Results of Operations—Comparing 2004 to 2003

	Years Ended December 31,
	2004	2003
	(in millions)
Kitchen products(1)	$205.8	$194.4
Home improvement products(2)	138.1	41.0
Playing cards products(3)	80.5	—
Other specialty products(1)(2)(3)	48.7	22.5

Total branded consumables(1)(2)(3)	473.1	257.9
Consumer solutions(4)	222.1	216.1
Other(5)	195.6	151.9
Intercompany eliminations(6)	(52.2)	(38.2)

Total net sales	$838.6	$587.7

(1)	The Diamond Brands wood manufacturing operation and branded product distribution business is included in the branded consumables segment effective February 1, 2003.
(2)	The Lehigh business is included in the branded consumables segment effective September 2, 2003.
(3)	The USPC business is included in the branded consumables segment effective June 28, 2004.
(4)	The consumer solutions segment was created upon the purchase of Tilia, effective April 1, 2002.

(5)	The Diamond Brands plastic manufacturing operation is included in the other business segment effective February 1, 2003.
(6)	Intersegment sales are recorded at cost plus an agreed upon intercompany profit.

We reported net sales of $839 million in 2004, a 42.7% increase from net sales of $588 million in 2003. On a segment by segment basis, the increase in net sales from 2003 to 2004 is comprised as follows:

•	Our branded consumables segment reported net sales of $473 million compared to $258 million in 2003. This increase of 83.5% was principally a result of acquisitions. Excluding the effects of acquisitions, net sales of our branded consumables segment were $7.4 million or 2.9% higher than 2003, principally due to higher home canning sales and home improvement sales.

•	Our consumer solutions segment reported net sales of $222 million compared to $216 million in net sales in 2003. This increase of 2.8% was principally the result of the tuck-in acquisition of VillaWare in the fourth quarter of 2003. Net sales of our FoodSaver® branded machines were lower in 2004 compared to 2003 due to a market shift to lower priced FoodSaver® machines, partially offset by sales volume increases for FoodSaver® machines and increased bag unit sales.

•	Our other segment reported net sales of $196 million compared to $152 million in 2003. The principal reason for this increase was both an increase in sales of plastic cutlery to our branded consumables segment, as well as a full year effect of these sales due to the addition of the plastic manufacturing business acquired in the Diamond Acquisition in February 2003. Excluding intercompany sales, net sales were higher due to increased sales to certain existing OEM customers and new international sales. Additionally in 2004, our other segment reported net sales of $67.5 million compared to $42.8 million in 2003 in the zinc business. The principal reasons for this increase of 57.7% were a full year’s effect on net sales resulting from the effects of purchasing rather than tolling zinc on behalf of certain customers, increases in the price of zinc which were passed through to customers and strength in industrial zinc and low denomination coinage sales.

Gross margin percentages on a consolidated basis decreased to 32.8% in 2004 from 36.3% in 2003. The principal reasons for this decrease are the impact of the acquisitions completed in the last sixteen months which have relatively lower gross margins, higher distribution costs in our branded consumables segment, a shift to lower priced FoodSaver® machines in our consumer solutions segment and the effect of the contractual tolling changes in our other segment as discussed above.

SG&A expenses decreased as a percentage of net sales from 24.1% in 2003 to 21.4% in 2004. The decrease in percentage terms was principally due to the inclusion of the acquisitions completed during 2003 and 2004 which have relatively lower SG&A expenses as a percentage of net sales, and to spending not increasing at the same rate as organic growth. The increase in dollar terms, from $142 million in 2003 to $179 million in 2004, was principally the result of the acquisitions completed during 2003 and 2004, higher sales and marketing expenses in our branded consumables segment and higher validation costs incurred for new business development projects and higher employee compensation costs in our other segment, partially offset by lower media spending, lower legal costs and lower employee compensation costs in the consumer solutions segment.

We reported operating earnings of $96.0 million in 2004 compared to operating earnings of $71.5 million in 2003. This increase of $24.5 million included non-cash restricted stock charges of approximately $32.4 million and $21.8 million in 2004 and 2003, respectively. Excluding these non-cash restricted stock charges, our operating earnings would have been 37.8% higher in 2004 than 2003. The principal reason for this increase was the effect of our 2003 and 2004 acquisitions. Due to the integration of certain of our acquisitions it is no longer possible to compare the operating earnings, exclusive of acquisitions, in the branded consumables segment with the prior year. The operating earnings of our consumer solutions segment decreased by $5.5 million principally due to the sales effects discussed above. The operating earnings of our former plastic consumables segment decreased by $2.9 million due to higher plastic resin prices which were not passed through to our branded consumables segment with respect to plastic cutlery products and higher validation costs incurred for new business development projects, partially offset by the sales effects discussed above. Operating earnings of our other segment increased by $3.5 million due primarily to the sales effects discussed above.

During the fourth quarters of 2004 and 2003, we recorded non-cash compensation costs related to restricted stock of approximately $32.4 million and $21.8 million, respectively, resulting from the lapsing of restrictions over restricted stock issuances to certain executive officers.

Net interest expense increased to $27.6 million in 2004 compared to $19.2 million in 2003. This increase was primarily due to higher levels of outstanding debt in 2004 compared to 2003, resulting from the additional debt financing required to fund the acquisitions completed in the last sixteen months.

Our effective tax rate in 2004 was 38.0% compared to an effective tax rate of 39.2% in 2003.

Our diluted earnings per share increased from $0.90 in 2003 to $0.99 in 2004 or, in percentage terms, by 10.4% over the prior year. Given our diluted weighted average shares outstanding in 2004 and 2003 of 42.7 million and 35.3 million, respectively, the effect of the non-cash restricted stock charges discussed above was to reduce our diluted earnings per share amounts reported under GAAP by $0.47 and $0.37 in 2004 and 2003, respectively.

Financial Condition, Liquidity and Capital Resources

2005 Activity

During the year ended December 31, 2005, the following changes were made to our capital resources:

•	we issued term debt (the “Term Loan”) under a new senior credit facility of which $1.3 billion remains outstanding as of December 31, 2005; the proceeds were used to repay the Second Amended Credit Agreement and to partially fund a portion of the cash consideration for the AHI Acquisition and the THG Acquisition; the new senior credit facility also includes a $200 million revolving credit facility;

•	we financed the AHI Acquisition primarily through our senior credit facility and the issuance of $350 million of equity securities pursuant to a purchase agreement (“Equity Purchase Agreement”);

•	we awarded 1,241,780 stock options and 2,996,011 restricted shares of common stock to certain members of management and employees under our 2003 Stock Incentive Plan, as amended and restated (the “2003 Plan”). A total of 2,175,000 of the restricted shares issued were awarded to certain of our executive officers pursuant to the 2003 Plan (the “Executive Award”); and

•	we entered into a number of interest rate swaps which converted approximately $625 million of our floating rate interest payments related to our term loan facility for a fixed obligation. Most of these swaps were unwound and replaced in November 2005.

During 2005, we awarded 1,241,780 stock options and 2,996,011 restricted shares of common stock to certain members of management and employees under our 2003 Plan.

Through the year ended December 31, 2005, the Company repurchased shares in the following transactions:

•	In July and August of 2005, we repurchased 158,900 shares in the open market at an average price per share of $37.83;

•	On October 18, 2005, we repurchased 400,000 shares of Company common stock for $33.25 per share from a private investor; and

•	On November 1, 2005, we increased our treasury stock 460,317 shares that were tendered to us in return for payment of withholding taxes relating to lapsing of certain shares of the Executive Award.

From time to time we may elect to enter into derivative transactions to hedge our exposures to interest rate and foreign currency fluctuations. We do not enter into derivative transactions for speculative purposes.

As part of the foreign repatriation transactions, on December 21, 2005, in connection with Sunbeam Corporation (Canada) Limited (“Sunbeam Canada”) legal reorganization and IRC §965 dividend, Sunbeam Canada obtained a senior secured term loan facility (“Canadian Term Loan”) of $43 million U.S. dollars. Sunbeam Canada chose to limit the foreign currency exchange exposure of this US dollar loan funded by a Canadian dollar based entity by entering into a cross-currency interest rate swap that fixes the exchange rate of the amortizing loan balance for the life of the loan. The swap instrument exchanges the variable interest rate bases of the U.S. dollar balance (3-month U.S. LIBOR plus a spread of 175 basis points) and the equivalent Canadian dollar balance (3-month CAD BA plus a spread of 192 basis points). This swap instrument is designed to achieve hedge accounting treatment under Financial Accounting Standards Board Statement No. 133 (“FAS 133”) as a fair value hedge of the underlying term loan. The fair market value of this cross-currency interest rate swap as of December 31, 2005 was immaterial and is included as a long-term liability in the Consolidated Balance Sheet, with a corresponding offset to long-term debt.

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

In connection with the closing of the THG Acquisition, we entered into two additional interest rate swaps effective July 18, 2005. These swaps convert an aggregate of $200 million under the Term Loan for a fixed obligation. Each of these swaps are for $100 million of notional value and carry a fixed interest rate of 5.84% and 5.86% per annum (both including a 1.75% applicable margin) for a term of five years. These swaps are considered to be cash flow hedges and are also considered to be effective hedges against changes in future interest payments of the Company’s floating-rate debt obligation for both tax and accounting purposes.

On November 22, 2005, we unwound the six interest rate swaps (discussed above) with which we received a variable rate of interest and paid a fixed rate of interest and contemporaneously entered into six new interest rate swaps (“Replacement Swaps”). The Replacement Swaps have exactly the same terms and counterparties as the prior swaps except for the fixed rate of interest that we are obligated to pay. Similar to the swaps they replaced, the Replacement Swaps converted an aggregate of $625 million of floating rate interest payments (excluding our applicable margin) under our Term Loan facility for a fixed obligation. The variable interest rate of interest is based on three-month LIBOR. The fixed rates range from 4.73% to 4.805%. In return for unwinding the swaps, we received $16.8 million of cash proceeds. These proceeds will be amortized over the remaining life of the swaps as a credit to interest expense and the unamortized balances are included in our Consolidated Balance Sheets as an increase to the value of the long term debt.

Gains and losses related to the effective portion of the interest rate swaps are reported as a component of other comprehensive income and are reclassified into earnings in the same period that the hedged transaction affects earnings. As of December 31, 2005, the fair market value of the Replacement Swaps, was unfavorable to us in the amount of approximately $0.5 million, and such amount is included as an unrealized loss in “Accumulated Other Comprehensive Income” in our Consolidated Balance Sheets.

We utilize forward foreign exchange rate contracts (“Forward Contracts”) to reduce our foreign currency exchange rate exposures. We designate qualifying Forward Contracts as cash flow hedge instruments. At December 31, 2005, the fair value of our open Forward Contracts was an asset of approximately $1.0 million, and is reflected in “Other current assets” in our Consolidated Balance Sheets. The unrealized change in the fair values of open Forward Contracts from designation date (January 24, 2005) to December 31, 2005 was a net gain of approximately $1.2 million, of which $1.3 million of net gains was initially recorded in other comprehensive income with the remainder being reflected in SG&A in our Consolidated Statements of Operations. U.S. dollar equivalent contractual notional amounts to purchase and sell currencies for open foreign exchange contracts as of December 31, 2005 totaled $93.2 million.

As of December 31, 2005, we had $1.3 billion outstanding under our Term Loan facility including the debt of approximately $56 million outstanding through certain of our foreign subsidiaries and no amounts outstanding under our revolving credit facility (consisting of domestic revolver and swing line borrowings). As of December 31, 2005, our net availability under the credit agreement was approximately $132.2 million, after deducting $67.8 million of issued letters of credit. The letters of credit outstanding included $9.5 million securing the deferred consideration arising from the USPC Acquisition. We are required to pay commitment fees on the unused balance of the revolving credit facility. At December 31, 2005, the annual commitment fee on unused balances was 0.50%.

As of December 31, 2005, our 9 3/4% senior subordinated notes (the “Notes”) traded at a premium, resulting in an estimated fair value, based upon quoted market prices, of approximately $185.4 million compared to the book value of $179.9 million.

As of December 31, 2005, borrowings outstanding under various other foreign credit lines entered into by certain of our non-U.S. subsidiaries totaled $5.9 million, and are primarily reflected as “Short-term debt and current portion of long-term debt” in our Consolidated Balance Sheets. Certain of these foreign credit lines are secured by the non-U.S. subsidiaries’ inventory and/or accounts receivable.

As of December 31, 2005, we also had capital lease obligations and other equipment financing arrangements totaling $19.9 million.

On February 24, 2006 we executed an amendment to our senior credit facility which modified certain covenants and permitted us to increase our repurchases of common stock. In connection with this amendment, we agreed to repay $26.0 million of principal outstanding under the Term Loan facility, which was repaid in March 2006 and accordingly classified as “Short-term debt and current portion of long term debt” in our Consolidated Balance Sheets.

On March 1, 2006, pursuant to the new stock repurchase program, the Company repurchased 2.0 million shares of the Company’s common stock for $50.0 million through a privately negotiated sale.

2004 Activity

During 2004, the following changes were made to our capital resources:

•	we completed a $116 million add-on to our Term B loan facility (“Term B Add-on”) under a Second Amended Credit Agreement, to partially fund the USPC Acquisition;

•	we repaid $5.4 million of seller debt financing;

•	we issued an aggregate of 1,432,620 restricted shares of common stock under our 2003 Stock Incentive Plan, of which, in conjunction with the AHI transaction, the restrictions on 1,102,500 of these shares were lapsed at the time of issuance and we accelerated the granting of a further 210,000 of these shares; and

•	in anticipation of the additional floating rate debt financing required to complete the AHI Acquisition, we entered into two interest rate swaps that converted an aggregate of $300 million of existing floating rate interest payments under our term loan facility for a fixed obligation.

Specifically, in December 2004, in anticipation of the additional floating rate debt financing required to complete the AHI Acquisition, we entered into two interest rate swaps, effective in January 2005, that converted an aggregate of $300 million of floating rate interest payments under our term loan facility for a fixed obligation. The first interest rate swap, for $150 million of notional value, carries a fixed interest rate of 3.625% per annum for a term of three years. The second interest rate swap, also for $150 million of notional value, carries a fixed interest rate of 4.0675% per annum for a term of five years. The swaps have interest payment dates that are the same as our term loan facilities. The swaps are considered to be cash flow hedges and are also considered to be effective hedges against changes in future interest payments of our floating-rate debt obligations for both tax and accounting purposes. Gains and losses related to the effective portion of the interest rate swap will be reported as a component of other comprehensive income and will be reclassified into earnings in the same period that the hedged transaction affects earnings. As of December 31, 2004, the fair value of these interest rate swaps, which was unfavorable in the amount of approximately $0.5 million, was included as an unrealized loss in “Accumulated Other Comprehensive Income” on our Consolidated Balance Sheets.

On June 28, 2004, in connection with the USPC Acquisition, we completed our $116 million Term B Add-on under the Second Amended Credit Agreement. The proceeds from the Term B Add-on were used to partially fund the USPC Acquisition. The spread on the Term B Add-on was 2.25% over London Interbank Offered Rate (“LIBOR”). Additionally, under this Second Amended Credit Agreement, the spread on our existing Term B loan facility was reduced from 2.75% over LIBOR to 2.25% over LIBOR.

The Second Amended Credit Agreement did not significantly change the restrictions on the conduct of our business or the financial covenants required in our previous senior credit facility (“Amended Credit Agreement”) (see “2003 Activity” below). The Second Amended Credit Agreement, which would have matured on April 24, 2008, also did not change the pricing and principal terms of our $70 million revolving credit facility.

As of December 31, 2004, we had $302.9 million outstanding under our term loan facilities and no outstanding amounts under the revolving credit facility of our Second Amended Credit Agreement. As of December 31, 2004, net availability under the revolving credit facility was approximately $44.2 million, after deducting $25.8 million of issued letters of credit. The letters of credit outstanding include an amount of approximately $20 million securing a holdback on the USPC Acquisition (see “Acquisition Activities” above). We are required to pay commitment fees on the unused balance of the revolving credit facility.

As of December 31, 2004, we also had other debt outstanding in the amount of approximately $1.5 million, which principally consists of bank notes that are payable in equal quarterly installments through April 2007 with rates of interest at Euro Interbank Offered Rate plus 1.00%.

In August 2004, our board of directors (“Board”) approved the granting of an aggregate of 210,000 restricted shares of our common stock to three of our executive officers. The restrictions on these shares were to lapse ratably over a three year period commencing January 1, 2005 and would lapse immediately in the event of a change in control.

Following the signing of the AHI Acquisition during October 2004, our Board amended the terms of all of the 210,000 restricted shares of common stock issued in August 2004 to lapse immediately. Also in conjunction with the AHI transaction, in October 2004, our Board accelerated the granting of an aggregate amount of 1,102,500 restricted shares of common stock under our 2003 Stock Incentive Plan to two of our executive officers that would otherwise have been granted to these executive officers in 2005-2007 pursuant to such executives’ respective employment agreements. The Board approved that the restrictions on these shares lapse upon issuance. We record non-cash compensation expense for our issued and outstanding restricted stock either when the restrictions lapse or ratably over time, when the passage of time is the only restriction. As such, we recorded a non-cash compensation expense for all these restricted stock issuances and restriction lapses of approximately $32.4 million in the fourth quarter of 2004.

In April 2004, we repaid the remaining seller debt financing incurred in connection with the Tilia Acquisition, which included both principal and accrued interest thereon, in the amount of approximately $5.4 million.

During 2004, we incurred costs in connection with the issuance of the Second Amended Credit Agreement of approximately $2.3 million.

In addition, during 2004, we issued 105,120 restricted shares of our common stock to certain other officers and employees under our 2003 Stock Incentive Plan. The restrictions on 40,125 of these shares will lapse ratably over five years of employment with us. The restrictions on the remaining 64,995 of these shares will lapse upon the latter of either our stock price achieving a volume weighted average of $42.67 per share for ten consecutive business days or November 1, 2008.

We issued all of the restricted shares discussed above out of our treasury stock account.

Cash Flows from Operations

Cash flow provided by operations was $240.9 million for the year ended December 31, 2005 compared to $70.1 million of cash provided by operations for the year ended December 31, 2004. The increase in cash provided by operations is principally due to the results of operations from the AHI Acquisition and the THG Acquisition in 2005, and the seasonal working capital requirements related to these businesses as well as continued efforts and initiatives focused on working capital and liquidity management across each of our business units.

Our Statements of Cash Flows are prepared using the indirect method. Under this method, net income is reconciled to cash flows from operating activities by adjusting net income for those items that impact net income but do not result in actual cash receipts or payments during the period. These reconciling items include depreciation and amortization, changes in deferred tax items, non-cash compensation, non-cash interest expense, charges in reserves against accounts receivable and inventory and changes in the balance sheet for working capital from the beginning to the end of the period.

Capital Expenditures and Investing Activities

Capital expenditures were $58.5 million in 2005 compared to $10.8 million in 2004 and are largely related to maintaining facilities, tooling projects, equipment and improving manufacturing efficiencies. As of December 31, 2005, we had capital expenditure commitments for 2006 in the aggregate for all our segments of approximately $11.0 million, and we anticipate our total capital expenditures for 2006 will fall within our capital expenditure benchmarks for periods prior to 2005.

Cash used in investing activities was $1.3 billion for the year ended December 31, 2005, which represented an increase of $1.0 billion over the prior year, and primarily relates to the AHI Acquisition and THG Acquisition.

Cash and Financing Availability

Cash provided by financing activities increased to $1.3 billion from $98.1 million for the years ended December 31, 2005 and 2004, respectively, primarily due to the funding associated with the AHI Acquisition and the THG Acquisition.

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

Contractual Obligations and Commercial Commitments

The following table includes aggregate information about our contractual obligations as of December 31, 2005 and the periods in which payments are due. Certain of these amounts are not required to be included in our consolidated balance sheets:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in millions)
Long-term debt, including scheduled interest payments(1)	$2,278.8	$182.3	$222.9	$219.2	$1,654.4
Capital leases, including scheduled interest payments	24.1	2.2	4.4	17.5	—
Operating leases	129.4	30.1	39.8	23.0	36.5
Unconditional purchase obligations	3.9	3.5	0.4	—	—
Pension and post-retirement obligations	221.7	20.6	59.8	39.1	102.2
Other current and non-current obligations	40.6	38.2	1.2	1.2	—

Total	$2,698.5	$276.9	$328.5	$300.0	$1,793.1

(1)	The debt amounts are based on the principal payments that will be due upon their maturity as well as scheduled interest payments, excluding the impact from interest rate swaps. Interest payments on our variable debt have been calculated based on their scheduled payment dates and using the weighted average interest rate on our variable debt as of December 31, 2005. Interest payments on our fixed rate debt are calculated based on their scheduled payment dates. The debt amounts exclude approximately $16.6 million of amortizing non-debt balances arising from the interest rate swap transactions described in Note 6—Derivative Financial Instruments to Item 8. Financial Statements and Supplementary Data.

Commercial commitments are items that we could be obligated to pay in the future and are not included in the above table:

•	As of December 31, 2005, we had $67.8 million in standby and commercial letters of credit all of which expire in 2006,

•	In connection with the USPC Acquisition, we may be obligated to pay an earn-out provision with a potential payment in cash of up to $2 million and an additional potential payment of up to $8 million (for a potential total of up to $10 million) in either cash or our common stock in 2007, at our discretion, provided that certain earnings performance targets are met. This obligation is included in “Deferred consideration for acquisitions” within the Consolidated Balance Sheet.

Other than as discussed specifically above, these amounts are not required to be included in our Consolidated Balance Sheets.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The following list of critical accounting policies is not intended to be a comprehensive list of all our accounting policies. Our significant accounting policies are more fully described in Note 1—Significant Accounting Policies to Item 8.—Financial Statements and Supplementary Data. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations, and/or require management’s significant judgments and estimates:

Revenue recognition and allowance for product returns

The Company recognizes revenues at the time of product shipment or delivery, depending upon when title passes, to unaffiliated customers, and when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable, and collection is reasonably assured. Revenue is recognized as the net amount estimated to be received after deducting estimated amounts for product returns, discounts and allowances (collectively “returns”). The Company estimates future product returns based upon historical return rates and its reasonable judgment.

Allowance for accounts receivable

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. That estimate is based on historical collection experience, current economic and market conditions, and a review of the current status of each customer’s trade accounts receivable. If the financial condition of our customers were to deteriorate or our judgment regarding their financial condition was to change negatively, additional allowances may be required resulting in a charge to income in the period such determination was made. Conversely, if the financial condition of our customers were to improve or our judgment regarding their financial condition was to change positively, a reduction in the allowances may be required resulting in an increase in income in the period such determination was made.

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

Derivatives and Hedge accounting

From time to time during the year, we enter into interest rate swaps to manage our interest rate exposures. We designate the interest rate swaps as hedges of interest payments associated with the underlying debt, and adjust interest expense to include the payment made or received under the swap agreements. We estimate the fair market value of the swap agreements based on the current market value of similar instruments.

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

Pension and Postretirement Plans

We record annual amounts relating to our pension and postretirement plans based on calculations which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and healthcare cost trend rates. We review these actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when we deem it appropriate to do so. The effect of modifications are generally recorded or amortized over future periods. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on experience, market conditions and input from our actuaries and investment advisors.

Product liability

As a consumer goods manufacturer and distributor, we face the risk of product liability and related damages for substantial money damages, product recall actions and higher than anticipated rates of warranty returns or other returns of goods. Each year we set our product liability insurance program, which is an occurrence-based program based on current and historical claims experience and the availability and cost of related insurance.

Stock Based Compensation Expense

We adopted SFAS No. 123, Share Based Payments (Revised 2004), (“SFAS 123R”) on October 1, 2005. SFAS 123R requires the measurement and recognition of all unvested outstanding stock based payment awards made to our employees and directors based on estimated fair value at date of grant. Under SFAS 123R, compensation cost related to stock options and restricted stock awards expected to vest, as well as to the Company’s employee stock purchase plans, is recognized in our Consolidated Statements of Income.

Warranty

We recognize warranty costs based on an estimate of amounts required to meet future warranty obligations arising as part of the sale of our products. In accordance with SFAS No. 5 “Accounting for Contingencies,” we accrue an estimated liability at the time of a product sale based on historical claim rates applied to current period sales, as well as any information applicable to current product sales that may indicate a deviation from such historical claim rate trends.

Contingencies

We are involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. In addition, the Environmental Protection Agency has designated our Company as a potentially responsible party, along with numerous other companies, for the clean up of several hazardous waste sites. Based on currently available information, we do not believe that the disposition of any of the legal or environmental disputes our Company is currently involved in will require material capital or operating expenditures or will otherwise have a material adverse effect upon the consolidated financial condition, results of operations, cash flows or competitive position of our Company. It is possible, that as additional information becomes available, the impact on our Company of an adverse determination could have a different effect.

New Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 requires the exclusion of certain costs from inventories and the allocation of fixed production overheads to inventories to be based on normal capacity of the production facilities. The provisions of SFAS 151 are effective for costs incurred during fiscal years beginning after June 15, 2005. Earlier adoption is permitted for inventory costs incurred during fiscal years beginning after the issuance date of SFAS 151. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated financial statements but does not expect SFAS 151 to have a material effect.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, which requires companies to expense the value of share based payment awards. Under SFAS 123R, share-based payment awards result in compensation cost that will be measured at fair value on the grant date of the awards, based on the estimated number of awards expected to vest, and is recognized over the requisite service periods. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised, and compensation cost would not be reversed for awards where service periods have been rendered but market or performance criterion are not met. The Company adopted SFAS 123R effective October 1, 2005 using the modified prospective transition method for all unvested and outstanding share awards as of the date of adoption, and as such, the Company’s consolidated financial statements for the three months ended December 31, 2005 reflect the impact of SFAS 123R. Under this method, the Company did not restate its financial statements for prior periods to reflect compensation cost under SFAS 123R. During the three months ended December 31, 2005, the Company recorded compensation costs related to this pronouncement, which included the effects of any grants made during the quarter, of approximately $31.8 million. The impact of this cumulative effect of change in accounting principle, net of taxes, was $0.1 million.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company elected to adopt the alternative transition method provided in this FSP for calculating the tax effects of stock-based compensation pursuant to SFAS 123R, which method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impacts on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”), an interpretation of SFAS No. 143 “Asset Retirement Obligations.” FIN No. 47 is effective for fiscal years ending after December 15, 2005. For the year ended December 31, 2005, the Company determined there was no significant impact on the consolidated financial position, results of operations and cash flows of the Company as a result of adopting the provisions of FIN No. 47.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and

Exchange Commission and in reports to our shareholders. Such forward-looking statements include the Company’s repurchase of shares of common stock from time to time under the Company’s stock repurchase program, the outlook for Jarden’s markets and the demand for its products, earnings per share, future cash flows from operations, future revenues and margin requirement and expansion, the success of new product introductions, growth or savings in costs and expenses and the impact of acquisitions, divestitures, restructurings and other unusual items, including Jarden’s ability to integrate and obtain the anticipated results and synergies from its acquisitions. These statements are made on the basis of management’s views and assumptions as of the time the statements are made and we undertake no obligation to update these statements. There can be no assurance, however, that our expectations will necessarily come to pass. Significant factors affecting these expectations are set forth under Item 1A - Risk Factors of this Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In general, business enterprises can be exposed to market risks including fluctuations in commodity prices, foreign currency exchange rates and interest rates that can affect the cost of operating, investing and financing under those conditions. The Company’s exposure to these risks is low.

The Company’s various subsidiaries use a variety of raw materials in the production of their respective products. The supply and demand for many of these products is cyclical in nature and certain commodities are subject to price fluctuations and other market factors. This risk is partially mitigated by the Company’s ability to pass through pricing changes to many of its customers. Additionally, while the Company does not generally engage in forward contracts for the purchase of its raw materials, it will utilize forward purchase contracts at times to reduce the exposure of its businesses to commodity price changes.

The Company, from time to time, invests in short-term financial instruments with original maturities usually less than fifty days.

The Company is exposed to short-term interest rate variations with respect to Eurodollar or Base Rate on certain of its term and revolving debt obligations and six month LIBOR in arrears on certain of its interest rate swaps. The spreads on the interest rate swaps range from 523 to 528 basis points. Settlements on the interest rate swaps are made on May 1 and November 1. The Company is exposed to credit loss in the event of non-performance by the counter-parties to its current existing swaps with large financial institutions. However, the Company does not anticipate non-performance by the counter-parties.

Changes in Eurodollar or LIBOR interest rates would affect the earnings of the Company either positively or negatively depending on the direction of the change. Assuming that Eurodollar and LIBOR rates each increased 100 basis points over period end rates on the outstanding term debt and interest rate swaps, the Company’s interest expense would have increased by approximately $6.3 million, $3.3 million and $2.0 million for 2005, 2004 and 2003, respectively. The amount was determined by considering the impact of the hypothetical interest rates on the Company’s borrowing cost, short-term investment rates, interest rate swaps and estimated cash flow. Actual changes in rates may differ from the assumptions used in computing this exposure.

The Company does not invest or trade in any significant derivative financial or commodity instruments, nor does it invest in any foreign financial instruments. The Company does not use derivative instruments for speculative purposes.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Jarden Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A. Controls and Procedures, that Jarden Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of The Holmes Group, Inc. (“The Holmes Group” or “THG”), which was acquired in 2005 and is included in the 2005 consolidated financial statements of the Company and constituted 27% of consolidated total assets as of December 31, 2005 and 13% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of THG.

In our opinion, management’s assessment that Jarden Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Jarden Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jarden Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2005 and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

March 3, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Jarden Corporation

We have audited the accompanying consolidated balance sheets of Jarden Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our report also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jarden Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, effective October 1, 2005, the Company adopted SFAS No. 123, Share-Based Payment (revised 2004).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Jarden Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

March 3, 2006

JARDEN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Years Ended December 31,
	2005	2004	2003
Net sales	$3,189,066	$838,609	$587,657
Cost of sales	2,402,228	563,210	374,614
Selling, general and administrative expenses (including non-cash compensation of $62,368, $32,455 and $21,899 for the years ended December 31, 2005, 2004 and 2003, respectively)	571,732	179,316	141,593
Reorganization and acquisition-related integration costs	29,074	—	—

Operating earnings	186,032	96,083	71,450
Interest expense, net	84,318	27,608	19,184
Loss on early extinguishment of debt	6,046	—	—

Income before taxes	95,668	68,475	52,266
Income tax provision	34,952	26,041	20,488

Net income	60,716	42,434	31,778
Paid-in-kind dividends on Series B and C preferred stock	(9,688)	—	—
Charges from beneficial conversions of Series B and C preferred stock	(38,952)	—	—

Income available to common stockholders	$12,076	$42,434	$31,778

Basic earnings per share	$0.23	$1.03	$0.93
Diluted earnings per share	$0.22	$0.99	$0.90
Weighted average shares outstanding (in millions):
Basic	52.9	41.0	34.0
Diluted	54.7	42.7	35.3

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$237,093	$20,665
Accounts receivable, net of allowances of $41,200 in 2005, $14,149 in 2004	523,223	127,468
Income taxes receivable	1,828	1,135
Inventories	566,349	154,180
Deferred taxes on income	84,677	19,801
Prepaid expenses other current assets	51,277	11,813

Total current assets	1,464,447	335,062

Non-current assets:
Property, plant and equipment, net	320,553	85,429
Goodwill	1,263,179	467,594
Intangibles, net	431,213	134,789
Other assets	45,216	19,507

Total assets	$3,524,608	$1,042,381

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt and current portion of long-term debt	$86,277	$16,951
Accounts payable	260,155	48,910
Accrued salaries, wages and employee benefits	107,885	15,682
Taxes on income	15,388	7,261
Deferred consideration for acquisitions	11,591	28,995
Other current liabilities	233,231	35,892

Total current liabilities	714,527	153,691

Non-current liabilities:
Long-term debt	1,455,050	470,500
Deferred taxes on income	123,902	41,041
Other non-current liabilities	227,283	43,198

Total non-current liabilities	1,806,235	554,739

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock ($0.01 par value, 500,000 shares authorized, no shares issued and outstanding at December 31, 2005 and 2004)	—	—
Common stock ($0.01 par value, 150,000 shares authorized, 68,814 and 43,080 shares issued and 68,066 and 42,438 shares outstanding at December 31, 2005 and 2004, respectively)	688	430
Additional paid-in capital	877,326	192,861
Retained earnings	155,321	143,245
Accumulated other comprehensive (loss) income	(4,031)	4,068
Less: Treasury stock (748 and 642 shares, at cost, at December 31, 2005 and 2004, respectively)	(25,458)	(6,653)

Total stockholders’ equity	1,003,846	333,951

Total liabilities and stockholders’ equity	$3,524,608	$1,042,381

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$60,716	$42,434	$31,778
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	57,647	19,175	15,045
Loss on early extinguishment of debt	6,046	—	—
Loss on disposal of property, plant and equipment	2,281	—	—
Deferred income taxes	502	7,241	6,674
Deferred employee benefits	5,054	1,395	988
Manufacturer’s profit in acquired inventory	22,429	771	333
Non-cash interest	3,594	1,487	996
Non-cash compensation	62,884	32,455	21,899
Other non-cash items	12,178	437	577
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(100,764)	(9,939)	(16,944)
Income taxes receivable	(693)	1,134	379
Inventory	59,401	(27,114)	4,661
Accounts payable	28,492	7,514	6,439
Accrued salaries, wages and employee benefits	(13,786)	(6,282)	(710)
Other assets and liabilities	34,966	(570)	1,706

Net cash provided by operating activities	240,947	70,138	73,821

Cash flows from financing activities:
Proceeds from revolving credit borrowings	373,148	72,250	78,000
Payments on revolving credit borrowings	(373,148)	(72,254)	(78,000)
Proceeds from bond issuance	—	—	31,950
Proceeds from issuance of long-term debt	1,366,755	116,000	160,000
Payments on long-term debt	(369,851)	(13,684)	(7,941)
Payment on seller note	—	(5,400)	(10,000)
Proceeds from issuance of stock, net of transaction fees	356,235	—	112,258
Repurchase of common stock	(35,368)	—	—
Proceeds from recouponing of interest rate swaps	16,818	—	—
Debt issuance costs	(21,294)	(2,252)	(5,913)
Other, net	6,477	3,406	4,442

Net cash provided by financing activities	1,319,772	98,066	284,796

Cash flows from investing activities:
Additions to property, plant and equipment	(58,492)	(10,761)	(12,822)
Acquisition of businesses, net of cash acquired	(1,289,614)	(258,008)	(277,259)
Other	6,971	(4,447)	85

Net cash used in investing activities	(1,341,135)	(273,216)	(289,996)
Effect of exchange rate changes on cash and cash equivalents	(3,156)	277	—

Net increase (decrease) in cash and cash equivalents	216,428	(104,735)	68,621
Cash and cash equivalents at beginning of period	20,665	125,400	56,779

Cash and cash equivalents at end of period	$237,093	$20,665	$125,400

Supplemental non-cash disclosure:
Debt assumed in conjunction with acquisitions	$100,000	$—	$—
Common stock issued in conjunction with acquisitions	$281,535	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Treasury Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Loans Receivable	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2002	35,835	$359	(3,498)	$(17,932)	—	$—	$33,876	$69,033	$(5,109)	$(3,463)	$76,764
Net income	—	—	—	—	—	—	—	31,778	—	—	31,778
Comprehensive income:
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	4,009	4,009
Interest rate swap unrealized loss	—	—	—	—	—	—	—	—	—	(57)	(57)
Minimum pension liability	—	—	—	—	—	—	—	—	—	(181)	(181)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	35,549

Proceeds from issuance of common stock	7,245	71	—	—	—	—	112,187	—	—	—	112,258
Restricted stock awards, stock options exercised and stock plan purchases	935	—	—	—	—	—	2,270	—	—	—	2,270
Shares reissued from treasury	(1,326)	—	1,326	6,610	—	—	(6,610)	—	—	—	—
Restricted stock awards canceled and shares tendered for stock options and taxes	—	—	(6)	(60)	—	—	—	—	—	—	(60)
Non cash compensation charges	—	—	—	—	—	—	21,899	—	—	—	21,899
Tax benefit related to stock option exercises	—	—	—	—	—	—	1,291	—	—	—	1,291
Repayment of executive officers loans and accrued interest	391	—	(392)	(5,175)	—	—	—	—	5,109	—	(66)

Balance, December 31, 2003	43,080	430	(2,570)	(16,557)	—	—	164,913	100,811	—	308	249,905
Net income	—	—	—	—	—	—	—	42,434	—	—	42,434
Comprehensive income:
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	3,480	3,480
Interest rate swap unrealized loss	—	—	—	—	—	—	—	—	—	(472)	(472)
Minimum pension liability	—	—	—	—	—	—	—	—	—	752	752

Comprehensive income	—	—	—	—	—	—	—	—	—	—	46,194

Restricted stock awards, stock options exercised and stock plan purchases	1,940	—	—	—	—	—	3,506	—	—	—	3,506
Shares reissued from treasury	(1,940)	—	1,940	10,005	—	—	(10,005)	—	—	—	—
Restricted stock awards canceled and shares tendered for stock options and taxes	—	—	(12)	(101)	—	—	—	—	—	—	(101)
Non cash compensation charges	—	—	—	—	—	—	32,455	—	—	—	32,455
Tax benefit related to stock option exercises	—	—	—	—	—	—	1,992	—	—	—	1,992

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

(in thousands)

	Common Stock		Treasury Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Loans Receivable	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2004	43,080	$430	(642)	$(6,653)	—	$—	$192,861	$143,245	$—	$4,068	$333,951
Net income	—	—	—	—	—	—	—	60,716	—	—	60,716
Comprehensive income:
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(5,557)	(5,557)
Interest rate swap unrealized gain	—	—	—	—	—	—	—	—	—	10	10
Exchange rate hedge unrealized gain	—	—	—	—	—	—	—	—	—	629	629
Minimum pension liability	—	—	—	—	—	—	—	—	—	(3,181)	(3,181)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	52,617

Restricted stock awards, stock options exercised and stock plan purchases	3,759	32	177	2,452	—	—	21,851	—	—	—	24,335
Shares issued from treasury	(596)	—	596	12,602	—	—	(12,602)	—	—	—	—
Restricted stock awards cancelled and shares tendered for stock options and taxes	—	—	(507)	(17,128)	—	—	1,070	—	—	—	(16,058)
Non cash compensation charges	—	—	—	—	—	—	43,991	—	—	—	43,991
Tax benefit related to stock option exercises	—	—	—	—	—	—	2,789	—	—	—	2,789
Shares repurchased	—	—	(559)	(19,311)	—	—	—	—	—	—	(19,311)
Shares issued for acquisitions	7,221	72	—	—	128	128,632	252,831	—	—	—	381,535
Shares issued for dividends on preferred stock	—	—	—	—	5	5,001	—	(9,688)	—	—	(4,687)
Beneficial conversion feature of preferred stock	862	9	187	2,580	—	175,431	65,616	(38,952)	—	—	204,684
Shares issued for conversion of preferred stock	14,488	145	—	—	(133)	(309,064)	308,919	—	—	—	—

Balance, December 31, 2005	68,814	$688	(748)	$(25,458)	—	$—	$877,326	$155,321	$—	$(4,031)	$1,003,846

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

1. Business and Significant Accounting Policies

Business

Jarden Corporation and its subsidiaries (hereinafter referred to as the “Company” or “Jarden”) is a leading provider of market branded consumer products used in and around the home marketed under well-recognized brand names including Ball®, Bee®, Bicycle®, Bionaire®, Campingaz®, Coleman®, Crawford®, Crock-Pot®, Diamond®, First Alert®, FoodSaver®, Forster®, Harmony®, Health o meter®, Holmes®, Hoyle®, Kerr®, Lehigh®, Leslie-Locke®, Loew-Cornell®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam®, VillaWare® and White Mountain™. Several of our leading brands, such as Ball® jars, Bicycle® playing cards, Coleman® lanterns, and Diamond® kitchen matches, have been in continuous use for over 100 years.

On January 24, 2005, the Company acquired American Household, Inc., a privately held leading designer, manufacturer and marketer of branded household and outdoor leisure consumer products in both domestic and international markets through its two principal businesses, The Coleman Company, Inc. and Sunbeam Products, Inc. American Household’s principal brands, which include BRK®, Campingaz®, Coleman®, First Alert®, Health o meter®, Mr. Coffee®, Oster®, and Sunbeam®, have high levels of brand name recognition among consumers. See Note 3—Acquisitions for additional discussion.

On July 18, 2005, we completed our acquisition of The Holmes Group, Inc., a privately held company. Holmes is a leading manufacturer and distributor of home environment and small kitchen electrics under brand names such as Bionaire®, Crock-Pot®, Harmony®, Holmes®, Patton®, Rival®, Seal-a-Meal® and White Mountain™. See Note 3—Acquisitions for additional discussion.

The Company operates three primary business segments: branded consumables, consumer solutions and outdoor solutions. Our branded consumables segment markets and distributes household basics and necessities, most of which are consumable in nature under brand names such as Ball®, Bicycle®, Diamond®, Forster®, Lehigh®, Leslie-Locke® and Loew-Cornell®. Our consumer solutions segment markets and distributes innovative solutions for the household under brand names including Bionaire®, Crock-Pot®, FirstAlert®, FoodSaver®, Health o meter®, Mr. Coffee®, Oster® and Sunbeam®. Our outdoor solutions segment markets and distributes outdoor living products under brand names including Campingaz® and Coleman®. We also operate several other businesses that manufacture, market and distribute a wide variety of plastic products, including jar closures, contact lens packaging, plastic cutlery, refrigerator door liners, surgical devices and syringes, and zinc strip and fabricated zinc products such as penny blanks for the U.S. Mint. See Note 13—Segment Information for additional discussion.

Basis of Presentation

The Consolidated Financial Statements include the consolidated accounts of the Company and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). All significant intercompany transactions and balances have been eliminated upon consolidation. Unless otherwise indicated, references in the Consolidated Financial Statements to 2005, 2004 and 2003 are to Jarden’s calendar years ended December 31, 2005, 2004 and 2003, respectively.

Certain reclassifications have been made in the Company’s financial statements of prior years to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

Foreign Operations

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates existing at the respective balance sheet dates. Income and expense items are translated at the average exchange rates during the respective periods. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of “Other comprehensive income (loss)” within stockholders’ equity. The balance of the cumulative translation adjustment was $6.7 million and $1.1 million as of December 31, 2005 and 2004, respectively.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Significant accounting estimates include the establishment of the allowance for doubtful accounts, tax valuation allowances, reserves for sales returns and allowances, product warranty, product liability, excess and obsolete inventory, litigation and environmental exposures.

Concentrations of Credit Risk

Substantially all of the Company’s trade receivables are due from retailers and distributors located throughout the United States, Europe, Latin America, Canada and Japan. Approximately 22.5%, 17.7% and 20.5% of the Company’s consolidated net sales in 2005, 2004 and 2003, respectively, were to a single customer who purchased product from three of the Company’s business segments including branded consumables, consumer solutions and outdoor solutions.

Cash and Cash Equivalents

The Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company provides credit, in the normal course of business, to its customers. The Company maintains an allowance for doubtful customer accounts for estimated losses that may result from the inability of the Company’s customers to make required payments. That estimate is based on a variety of factors, including historical collection experience, current economic and market conditions, and a review of the current status of each customer’s trade accounts receivable. The Company charges actual losses when incurred to this allowance.

Inventories

Inventories are stated at the lower-of-cost-or-market with cost being determined principally by the first-in, first-out method (“FIFO”), and are comprised of the following at December 31, 2005 and 2004 (in millions):

	2005	2004
Raw materials and supplies	$108.4	$20.6
Work in process	24.9	10.9
Finished goods	433.0	122.7

Total inventories	$566.3	$154.2

Leasehold Improvements

Leasehold improvements are recorded at cost less accumulated amortization. Improvements are amortized over the shorter of the unexpired period of the lease term (and any renewal period if such a renewal is reasonably assured at inception) or the estimated useful lives of the assets.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Maintenance and repair costs are charged to expense as incurred, and expenditures that extend the useful lives of assets are capitalized. The Company reviews property, plant and equipment for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable through future undiscounted cash flows. If the Company concludes that impairment exists, the carrying amount is reduced to fair value.

The Company provides for depreciation primarily using the straight-line method in amounts that allocate the cost of property, plant and equipment over the following ranges of useful lives:

Buildings and improvements	5 to 45 years
Machinery, equipment and tooling	3 to 25 years
Furniture and fixtures	3 to 10 years

Land and improvements are not depreciated and leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful life or the term of the underlying lease.

Property, plant and equipment, net, consist of the following at December 31, 2005 and 2004 (in millions):

	2005	2004
Buildings and improvements	$98.4	$30.7
Furniture and fixtures	11.8	4.1
Land and improvements	23.8	6.5
Machinery, equipment and tooling	362.7	168.6

	496.7	209.9
Less: Accumulated depreciation	(176.1)	(124.5)

Total property, plant and equipment, net	$320.6	$85.4

As of December 31, 2005, assets held under capital leases amounted to $19.2 million and are included in “Machinery, equipment and tooling”.

Depreciation and amortization of property, plant and equipment charged against operations for the years ended December 31, 2005, 2004 and 2003 was $56.1 million, $17.7 million and $14.2 million, respectively.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and certain intangibles (primarily trademarks) are not amortized; however, they are subject to evaluation for impairment at least annually, or more frequently if facts and circumstances warrant, using a fair value based test. The fair value based test is a two-step test. The first step involves comparing the fair value of each of our reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, the Company is required to proceed to the second step. In the second step, the fair value of the reporting unit would be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss would be recognized if, and to the extent that, the carrying value of goodwill exceeded the implied value. During the years ended December 31, 2005, 2004 and 2003, the Company did not experience any impairment losses.

Other current liabilities

Other current liabilities are comprised of the following at December 31, 2005 and 2004 (in millions):

	2005	2004
Cooperative advertising, customer rebates and allowances	$79.2	$6.1
Warranty and product liability reserves	73.2	0.3
Accrued environmental and other litigation	16.2	0.2
Professional fees	15.1	8.0
Freight and duties	7.3	2.4
Non-income taxes, licenses and fees	7.1	0.2
Other	35.1	18.7

Total other current liabilities	$233.2	$35.9

Stock Split

On June 9, 2005, the Company’s Board of Directors declared a 3-for-2 stock split in the form of a stock dividend of one additional share of common stock for every two shares of common stock, payable on July 11, 2005 to shareholders of record as of the close of business on June 20, 2005. The Company retained the current par value of $0.01 per share for all common shares. All references to the number of shares outstanding, per share amounts, issued shares, restricted stock and stock option data of the Company’s common shares have been restated to reflect the effect of the stock split for all periods presented in the Company’s accompanying consolidated financial statements and footnotes thereto. Stockholders’ equity reflects the effect of the stock split by reclassifying from “Additional paid-in capital” to “Common stock” an amount equal to the par value of the additional shares resulting from the stock split.

Revenue Recognition

The Company recognizes revenues at the time of product shipment or delivery, depending upon when title passes, to unaffiliated customers, and when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable, and collection is reasonably assured. Revenue is recognized as the net amount estimated to be received after deducting estimated amounts for product returns, discounts and allowances. The Company estimates future product returns based upon historical return rates and its reasonable judgment.

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

Advertising Costs

Advertising costs consist primarily of ad demo, cooperative advertising, media placement and promotions, and are expensed as incurred. The amounts charged to advertising and included in SG&A in the Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003 were $93.0 million, $24.0 million and $25.9 million, respectively.

Product Warranty Costs

The Company recognizes warranty costs based on an estimate of amounts required to meet future warranty obligations arising as part of the sale of its products. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5 “Accounting for Contingencies,” the Company accrues an estimated liability at the time of a product sale based on historical claim rates applied to current period sales, as well as any information applicable to current product sales that may indicate a deviation from such historical claim rate trends. Included within “Other current liabilities” and “Other non-current liabilities” in the Company’s Consolidated Balance Sheets as of December 31, 2005 was $54.0 million and $5.9 million, respectively, of product warranty reserves.

Activity for the year ended December 31, 2005 was as follows (in millions):

Warranty reserves at December 31, 2004	$0.3
Balances assumed in the AHI Acquisition and THG Acquisition (see Note 3)	50.5
Provision for warranties issued	80.5
Foreign currency translation	0.1
Warranty claims paid	(71.5)

Warranty reserves at December 31, 2005	$59.9

Included in “Other current liabilities” in the Company’s Consolidated Balance Sheets as of December 31, 2004 was $0.3 million of product warranty reserves.

Sales Incentives and Trade Promotion Allowances

The Company offers sales incentives and promotional programs to its reseller customers from time to time in the normal course of business. These incentives and promotions typically include arrangements known as slotting fees, cooperative advertising and buydowns, and the Company accounts for these transactions consistent with the requirements of FASB Emerging Issues Task Force (“EITF”) No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products).” The majority of such arrangements are recorded as a reduction to net sales in the Company’s Consolidated Statements of Income. However, pursuant to the applicable provisions of EITF No. 01-9, the Company does include consideration granted in certain of these transactions as SG&A expenses in its Consolidated Statements of Income. The amounts charged to SG&A totaled $7.9 million, $6.3 million and $5.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Income Taxes

Deferred taxes are provided for differences between the financial statement and tax basis of assets and liabilities using enacted tax rates. The Company established a valuation allowance against a portion of the net tax benefit associated with all carryforwards and temporary differences in a prior year, as it was more likely than not that these would not be fully utilized in the available carryforward period. A portion of this valuation allowance remained as of December 31, 2005 and 2004 (see Note 8).

Fair Value and Credit Risk of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, notes payable, accounts payable and accrued liabilities approximate their fair market values due to the short-term maturities of these instruments. The fair market value of the Company’s senior subordinated notes was determined based on quoted market prices (see Note 5). The fair market value of the Company’s other long-term debt was estimated using rates currently available to the Company for debt with similar terms and maturities (see Note 5).

The Company enters into interest rate swaps to manage interest rate exposures. The Company designates the interest rate swaps as hedges of interest payments associated with its underlying debt. Interest expense is adjusted to include the payment made or received under the swap agreements. The fair market value of the swap agreements was estimated based on the current market value of similar instruments (see Note 6).

Financial instruments that potentially subject the Company to credit risk consist primarily of trade receivables and interest-bearing investments. Trade receivable credit risk is limited due to the diversity of the Company’s customers and the Company’s ongoing credit review procedures. Collateral for trade receivables is generally not required. The Company places its interest-bearing cash equivalents with major financial institutions.

Share-Based Compensation Cost

Effective October 1, 2005, the Company adopted SFAS No. 123, “Share-Based Payment (Revised 2004),” (“SFAS 123R”) which requires the measurement and recognition of all unvested outstanding stock based payment awards made to employees and directors based on estimated fair value at date of grant. Prior to this as permitted under SFAS No. 123, the Company accounted for the issuance of stock options and restricted stock using the intrinsic value method in accordance with Accounting Principles Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Under SFAS 123R, compensation cost is recognized on a straight-line basis in the Consolidated Statements of Income related to stock options and restricted stock expected to vest as well as the Company’s employee stock purchase plans. Prior to this under the aforementioned intrinsic value method, the Company did not recognize compensation cost related to stock options in the Consolidated Statements of Income when the exercise price equaled the market price of the underlying stock on the date of grant. However, the Company would recognize compensation cost in circumstances where the market price of the underlying stock exceeds the exercise price of the Company’s stock options on the date of grant. The Company has restated its pro forma compensation costs related to certain of restricted stock awards for each of the quarterly periods in 2005 (see Note 15).

The Company’s net income available to common stockholders and earnings per share had compensation cost for the Company’s stock option plans and restricted stock been determined based on the fair value at the grant dates would have been reduced to the pro forma amounts indicated below (in millions, except per share data):

	Years Ended December 31,
	2005	2004	2003
Net income, as reported(1)	$60.7	$42.4	$31.8
Paid-in-kind dividends on Series B and C preferred stock	(9.7)	—	—
Charges from beneficial conversions of Series B and C preferred Stock	(38.9)	—	—

Income available to common stockholders	$12.1	$42.4	$31.8

Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	38.1	32.5	21.9
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax related effects(2)	(32.5)	(35.3)	(24.0)

Pro forma net income available to common stockholders	$17.7	$39.6	$29.7

Basic earnings per share:
As reported	$0.23	$1.03	$0.93
Pro forma(3)	$0.33	$0.97	$0.87
Diluted earnings per share:
As reported	$0.22	$0.99	$0.90
Pro forma(3)	$0.32	$0.93	$0.84

(1)	Net income and earnings per share prior to October 1, 2005 does not include stock based compensation expense related to stock options and employee stock purchase plans.
(2)	Stock-based compensation expense prior to October 1, 2005 was calculated using pro forma guidance under SFAS 123.
(3)	Pro forma net income and pro forma earnings per share prior to October 1, 2005 were calculated using pro forma guidance under SFAS 123.

The fair value of stock options was determined using the Black-Scholes option-pricing model which was previously used for disclosing the Company’s pro forma information under SFAS 123. The fair value of the market-based restricted stock awards was determined using a Monte Carlo simulation embedded in a lattice model, and for all other restricted stock awards were based on the closing price of the Company’s common stock on the date of grant. The determination of the fair value of the Company’s stock option awards and restricted stock awards is based on a variety of factors including, but not limited to, the Company’s common stock price, expected stock price volatility over the term of awards, and actual and projected exercise behavior. Additionally pursuant to SFAS 123R, the Company has estimated forfeitures for options and restricted stock awards at the dates of grant based on historical experience and will revise as necessary if actual forfeitures differ from these estimates.

Pension and Postretirement Plans

The Company records annual amounts relating to its pension and postretirement plans based on calculations which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and healthcare cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications is generally recorded or amortized over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors.

Computation of Net Income per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options and restricted stock awards.

SFAS No. 128, “Earnings Per Share,” requires that Company’s employee stock options, nonvested restricted stock and similar equity instruments be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method.

New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs”, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 requires the exclusion of certain costs from inventories and the allocation of fixed production overheads to inventories to be based on normal capacity of the production facilities. The provisions of SFAS 151 are effective for costs incurred during fiscal years beginning after June 15, 2005. Earlier adoption is permitted for inventory costs incurred during fiscal years beginning after the issuance date of SFAS 151. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated financial statements but does not expect SFAS 151 to have a material effect.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” (“SFAS No. 153”). The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“Opinion No. 29”) is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS

No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has evaluated the impact of adoption of SFAS No. 153, and does not believe the impact will be significant to the Company’s overall consolidated results of operations or financial position.

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

2. Adoption of New Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, which requires companies to expense the value of share based payment awards. Under SFAS 123R, share-based payment awards result in compensation cost that will be measured at fair value on the grant date of the awards, based on the estimated number of awards expected to vest, and is recognized over the requisite service periods. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised, and compensation cost would not be reversed for awards where service periods have been rendered but market or performance criterion are not met. The Company adopted SFAS 123R effective October 1, 2005 using the modified prospective transition method for all unvested and outstanding share awards as of the date of adoption, and as such, the Company’s consolidated financial statements for the three months ended December 31, 2005 reflect the impact of SFAS 123R. Under this method, the Company did not restate its financial statements for prior periods to reflect compensation cost under SFAS 123R. During the three months ended December 31, 2005, the Company recorded compensation costs related to this pronouncement, which included the effects of any grants made during the quarter, of approximately $31.8 million. The impact of this cumulative effect of change in accounting principle, net of taxes, was $0.1 million attributable to estimated forfeitures on restricted stock awards for prior periods.

On November 10, 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company elected to adopt the alternative transition method provided in this FSP for calculating the tax effects of stock-based compensation pursuant to SFAS 123R, which method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impacts on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”), an interpretation of SFAS No. 143 “Asset Retirement Obligations.” FIN No. 47 is effective for fiscal years ending after December 15, 2005. For the year ending December 31, 2005, the Company determined there was no significant impact on the consolidated financial position, results of operations and cash flows on the Company as a result of adopting the provisions of FIN No. 47.

3. Acquisitions

2005 Activity

On July 18, 2005, the Company completed the acquisition of The Holmes Group, Inc. (“Holmes” and the “THG Acquisition”) for approximately $420 million in cash and 6.15 million shares of the Company’s common stock. Holmes is a leading manufacturer and distributor of select home environment and small kitchen electrics under well-recognized consumer brands, including Bionaire®, Crock-Pot®, Harmony®, Holmes®, Patton®, Rival®, Seal-a-Meal® and White Mountain™. The aggregate purchase price was approximately $680 million, including transaction expenses. The cash portion of the THG Acquisition purchase price was financed via the issuance of an additional $380 million of term debt under the Senior Credit Facility discussed below (also see Note 5), cash on hand and revolver borrowings.

On January 24, 2005, the Company completed the acquisition of American Household, Inc. (“AHI” and the “AHI Acquisition”), a privately held company, for approximately $745.6 million for 100% of its equity and the repayment of approximately $100 million of indebtedness. AHI is the parent of The Coleman Company, Inc. (“Coleman”) and Sunbeam Products, Inc. (now known as “Jarden Consumer Solutions” or “JCS”), leading producers of global consumer products through brands such as BRK®, Campingaz®, Coleman®, First Alert®, Health o meter®, Mr. Coffee®, Oster® and Sunbeam®. Of the equity portion of the purchase price, $40 million was held back by the Company to cover potential indemnification claims against the sellers of AHI and has not been accrued as a liability or considered part of the purchase price since the outcome of this contingency remains uncertain.

The Company financed the AHI Acquisition via the issuance of $350 million of equity securities (see Note 9) and a new $1.05 billion senior credit facility (“Senior Credit Facility”), consisting of a term loan facility (“Term Loan”) in the aggregate principal amount of $850 million and a revolving credit facility with an aggregate commitment of $200 million (see Note 5). This facility replaced the Company’s Second Amended Credit Agreement (“Second Amended Credit Agreement”).

The AHI Acquisition and THG Acquisition, along with the 2004 and 2003 acquisitions described below, represent significant elements in advancing the Company’s strategy of acquiring branded consumer products businesses with leading market positions in markets for products used in and around the home and home away from home.

During 2005, the Company completed three tuck-in acquisitions within the branded consumables division.

2004 Activity

On June 28, 2004, the Company acquired approximately 75.4% of the issued and outstanding stock of Bicycle Holding, Inc., including its wholly owned subsidiary United States Playing Card Company (collectively “USPC” and “USPC Acquisition”), and subsequently acquired the remaining 24.6% pursuant to a put/call agreement (“Put/Call Agreement”) on October 4, 2004. USPC is a manufacturer and distributor of playing cards and related games and accessories. USPC’s portfolio of owned brands includes Aviator®, Bee®, Bicycle® and Hoyle®. In addition, USPC has an extensive list of licensed brands, including Disney®, Harley-Davison®, Mattel®, NASCAR® and World Poker Tour™. USPC’s international holdings include Naipes Heraclio Fournier, S.A., a leading playing card manufacturer in Europe. The aggregate purchase price was approximately $238 million, including transaction expenses and deferred consideration amounts. The cash portion of the purchase price funded on June 28, 2004 was financed using a combination of cash on hand, debt financing (see Note 5) and borrowings under the Company’s then existing revolving credit facility. The cash portion of the October 4, 2004 exercise of the Put/Call Agreement was funded by a combination of cash on hand and revolving borrowings under the Company’s then existing senior credit facility (see Note 5).

In connection with the USPC Acquisition, the Company accrued approximately $9.5 million of deferred consideration for purposes of guaranteeing potential indemnification liabilities of the sellers, which is included in Deferred Consideration for Acquisitions on the Consolidated Balance Sheet. The holdback amount is secured by a stand-by letter of credit under the Company’s senior credit facility (see Note 5).

The USPC Acquisition includes an earn-out provision with a potential payment in cash of up to $2 million and an additional potential payment of up to $8 million (for a potential total of up to $10 million) in either cash or Company common stock, at the Company’s sole discretion, payable in 2007, provided that certain earnings performance targets are met. If paid, the Company expects to capitalize the cost of the earn-out. USPC is included in the branded consumables segment from June 28, 2004.

During the first quarter of 2004, the Company completed the tuck-in acquisition of Loew-Cornell, Inc. (“Loew-Cornell” and “Loew-Cornell Acquisition”). Loew-Cornell is a leading marketer and distributor of paintbrushes and other arts and crafts products. The Loew-Cornell Acquisition includes an earn-out provision with a payment in cash or the Company’s common stock, at the Company’s sole discretion, based on earnings performance targets.

Pro forma financial information

The aggregate of the tuck-in acquisitions did not have a material effect on the Company’s results of operations for the years ended December 31, 2005 or 2004 and are therefore not included in the unaudited pro forma financial information presented herein.

The following unaudited pro forma financial information includes the actual reported results of the Company, as well as giving pro forma effect to the THG Acquisition, the AHI Acquisition and the USPC Acquisition as if they had been consummated as of the beginning of the earliest periods presented (in millions, except per share data):

	(Unaudited pro forma) Years Ended December 31,
	2005	2004
Net sales	$3,521.5	$3,413.7
Net income	45.7	97.7
Net (loss) income allocable to common stockholders (after deducting preferred stock dividends and beneficial conversion charges)	(1.8)	66.0
Diluted (loss) earnings per share	$(0.03)	$1.29

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the respective effective dates of acquisition for the year ended December 31, 2005 (in millions):

2005(a)
Current assets	$993.3
Property, plant and equipment	226.9
Other non-current assets	90.2

Total assets acquired	1,310.4

Current liabilities	514.3
Non-current liabilities	349.2

Total liabilities assumed	863.5

Net assets acquired	446.9
Purchase price (including transaction expenses and assumed debt)	1,520.7

Purchase price paid in excess of fair value of tangible assets (see Note 4)	$1,073.8

(a)	Includes the acquisition of the AHI and Holmes businesses on January 24, 2005 and July 18, 2005, respectively, both of which will be finalized prior to the end of their respective allocation periods.

The goodwill and other intangibles amounts recorded in connection with the Company’s acquisitions are discussed in detail in Note 4.

4. Intangibles

As of December 31, 2005 and December 31, 2004, the Company’s intangible assets by segment are as follows (in millions):

	Branded Consumables	Consumer Solutions	Outdoor Solutions	Total
December 31, 2005
Intangible assets not subject to amortization:
Goodwill	$393.0	$633.2	$237.0	$1,263.2
Trademarks	75.5	275.4	76.4	427.3

Intangible assets not subject to amortization	468.5	908.6	313.4	1,690.5

Intangible assets subject to amortization:
Patents	—	0.1	—	0.1
Non-compete agreements	1.1	0.4	—	1.5
Manufacturing processes and expertise	—	6.7	—	6.7
Accumulated amortization	(1.0)	(3.4)	—	(4.4)

Net amount of intangible assets subject to amortization	0.1	3.8	—	3.9

Total goodwill, trademarks and other intangible assets	$468.6	$912.4	$313.4	$1,694.4

	Branded Consumables	Consumer Solutions	Total
December 31, 2004
Intangible assets not subject to amortization:
Goodwill	$376.6	$91.1	$467.7
Trademarks	73.9	56.1	130.0

Intangible assets not subject to amortization	450.5	147.2	597.7

Intangible assets subject to amortization:
Non-compete agreements	1.1	—	1.1
Manufacturing processes and expertise	—	6.5	6.5
Accumulated amortization and other	(0.5)	(2.4)	(2.9)

Net amount of intangible assets subject to amortization	0.6	4.1	4.7

Total goodwill, trademarks and other intangible assets	$451.1	$151.3	$602.4

In the branded consumables segment, the only intangible assets which had finite lives and were subject to amortization were two non-compete agreements in the aggregate amount of approximately $1.1 million, which were assumed by the Company in connection with the USPC Acquisition and which were being amortized over the term of the respective agreements. Amortization for the non-compete agreements in the aggregate amount of approximately $0.5 million and $0.5 million was recorded in the years ended December 31, 2005 and 2004, respectively. These amounts are included in SG&A expenses in the Consolidated Statements of Income.

In the consumer solutions segment, intangible assets which have finite lives and are currently subject to amortization are the manufacturing processes and expertise and patents, which are being amortized over a period of seven years and non-compete agreements, which are being amortized over five years. Amortization for the these assets in the aggregate amount of approximately $1.0 million, $0.9 million and $0.9 million was recorded in the years ended December 31, 2005, 2004 and 2003, respectively. These amounts are included in SG&A expenses in the Consolidated Statements of Income. Amortization of the patents was less than $0.1 million for the year ended December 31, 2005. There was no patent amortization expense in the years ended December 31, 2004 and 2003.

As of December 31, 2005, approximately $878 million of the goodwill and other intangible assets recorded by the Company is not deductible for income tax purposes. Such amount is subject to change based upon purchase accounting adjustments that may be made within the allocation period.

The following table summarizes the changes to the carrying amounts of intangible asset not subject to amortization during the years ended December 31, 2005 and 2004 (in millions):

	Branded Consumables	Consumer Solutions	Outdoor Solutions	Total
Intangible assets not subject to amortization:
Balance at December 31, 2003	$186.2	$125.0	$—	$311.2
Acquired goodwill (see Note 3)	204.6	—	—	204.6
Acquired trademark (see Note 3)	54.9	0.2	—	55.1
Contingent consideration	—	17.3	—	17.3
Foreign currency translation adjustment	—	1.3	—	1.3
Purchase accounting adjustments	4.8	3.4	—	8.2

Balance at December 31, 2004	450.5	147.2	—	597.7
Acquired goodwill (see Note 3)	16.4	540.2	237.0	793.6
Acquired trademark (see Note 3)	0.1	219.3	76.4	295.8
Foreign currency translation adjustment	(0.5)	0.5	—	—
Purchase accounting adjustments	2.0	1.4	—	3.4

Balance at December 31, 2005	$468.5	$908.6	$313.4	$1,690.5

The purchase accounting adjustments to goodwill in 2005 and 2004 primarily related to the fair valuation of the balance sheets of THG, AHI and USPC (see Note 3).

The estimated future amortization expense related to amortizable intangible assets at December 31, 2005 is as follows (in millions):

Year	Amount
2006	$1.1
2007	1.0
2008	1.0
2009	0.3
2010	0.1
2011 and thereafter	—

Total	$3.5

5. Debt

Debt is comprised of the following as of December 31, 2005 and December 31, 2004 (in millions):

	December 31,
	2005	2004
Senior Credit Facility Term Loan and Add-ons	$1,263.1	$302.9
9 3/4% Senior Subordinated Notes	179.9	179.9
Senior Credit Facility Revolver	—	—
Non-U.S. borrowings	61.9	1.5
Other (primarily capital leases)	19.9	—
Non-debt balances arising from interest rate swap activity	16.6	3.2

Total debt	1,541.4	487.5
Less: current portion	(86.3)	(17.0)

Total long-term debt	$1,455.1	$470.5

On February 24, 2006 the Company executed an amendment to its Senior credit facility which modified certain covenants and permitted the Company to increase its repurchases of common stock. In connection with this amendment, the Company agreed to repay $26 million of principal outstanding under its Term Loan facility, which was repaid in March 2006 and accordingly classified as “Short-term debt and current portion of long-term debt” on the Consolidated Balance Sheets as of December 31, 2005. Additionally, in accordance with the Senior Credit Facility agreement, the Company expects to repay approximately $43 million during the second quarter of 2006 based on the excess cash flow achieved during the year ended December 31, 2005. Accordingly, such amount has been classified as “Short-term debt and current portion of long-term debt” on the Consolidated Balance Sheet as of December 31, 2005.

2005 Activity

Senior Credit Facility

As discussed in Note 3, the AHI Acquisition was partially funded through drawings on the $1.05 billion Senior Credit Facility, consisting of the $850 million Term Loan (which matures in 2012) and a revolving credit facility with an aggregate commitment of $200 million (which matures in 2010). This facility replaced the Second Amended Credit Agreement. As part of the replacement of the Second Amended Credit Agreement, the Company recorded a loss on early extinguishment of debt in its Consolidated Statements of Income in connection with the write-off of approximately $6.0 million of unamortized deferred debt issuance costs during the year ended December 31, 2005.

The Senior Credit Facility and the Foreign Senior Debt (defined below) contain certain restrictions on the conduct of the Company’s business, including, among other restrictions, generally on: incurring debt; disposing of certain assets; making investments; exceeding certain agreed upon capital expenditures; creating or suffering liens; completing certain mergers; consolidations and sales of assets and with permitted exceptions; acquisitions; declaring dividends; redeeming or prepaying other debt; and certain transactions with affiliates. The Senior Credit Facility and the Foreign Senior Debt also include financial covenants that require the Company to maintain certain leverage and fixed charge ratios and a minimum net worth.

On April 11, 2005, the Company completed a $100 million add-on to the Term Loan as part of the first amendment to the Senior Credit Facility. These proceeds were used for general corporate purposes and strategic initiatives. The spread on the $850 million Term Loan and the $100 million add-on to the Term Loan is 2.00% over London Interbank Offered Rate (“LIBOR”).

On July 18, 2005, as discussed in Note 3, the Company completed a $380 million add-on to the Term Loan in connection with the THG Acquisition. As part of the second amendment to the Senior Credit Facility, the spread on the $380 million add-on loan was set at 1.75% over LIBOR.

The relevant LIBOR interest rate at December 31, 2005 is 4.53%.

Financing for Foreign Dividend Repatriation

During the fourth quarter of 2005, the Company repatriated funds to its United States subsidiaries from certain of its foreign subsidiaries in accordance with Internal Revenue Code §965 and the American Jobs Creation Act of 2004. As part of the repatriation transactions, the Company, through certain of its foreign subsidiaries, incurred additional term debt of approximately $56 million (included in non-U.S. borrowings in the table above) (the “Foreign Senior Debt”). The aggregate proceeds from these additional borrowings were repatriated to the United States and immediately used to pay down an equivalent amount of the outstanding balance of the Term Loan.

Capital Leases

During 2005, the Company acquired equipment under capital leases that mature through 2010, and amounts due under these leases are included in debt in the Consolidated Balance Sheet as of December 31, 2005. Future minimum lease payments for these leases as of December 31, 2005 are as follows (in millions):

Years Ended December 31,	Amount
2006	$2.2
2007	2.2
2008	2.2
2009	2.2
2010	15.3
2011 and thereafter	—

Minimum lease payments	24.1
Less: amounts representing imputed interest	(5.0)

Present value of minimum lease payments	$19.1

Non-U.S. Borrowings

As of December 31, 2005, non-U.S. borrowings consisted primarily of new term debt described above. Other outstanding balances totaling $5.9 million were primarily borrowed under various foreign credit lines and facilities entered into by certain non-U.S. subsidiaries of the Company and are primarily reflected as “Short-term debt and current portion of long-term debt” in the Consolidated Balance Sheets. Certain of these foreign credit lines are secured by the non-U.S. subsidiaries’ inventory and/or accounts receivable.

Dividend Restrictions

The Senior Credit Facility and the Foreign Senior Debt contain a covenant which restricts the Company and its subsidiaries from making certain “restricted payments” (any dividend or other distribution, whether in cash, securities or other property, with respect to any stock or stock equivalents of the Company or any subsidiary), except that:

•	the Company may declare and make dividend payments or other distributions payable in common stock;

•	the Company may repurchase shares of its own stock (provided certain financial and other conditions are met); and

•	the Company may make restricted payments during any fiscal year not otherwise permitted, provided that certain applicable thresholds are met.

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

Debt Covenant Compliance

The Company is in compliance as of December 31, 2005 with all covenants contained in its Senior Credit Facility, the Foreign Senior Debt and the Indenture.

Each of the Senior Credit Facility, the Foreign Senior Debt and the Indenture contain cross-default provisions pursuant to which a default in respect to certain of the Company’s other indebtedness could trigger a default by the Company under the Senior Credit Facility, the Foreign Senior Debt and the Indenture. If the Company

defaults under the covenants (including the cross- default provisions) the Company’s lenders could foreclose on their security interest in the Company’s assets, which may have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows.

The Company’s obligations under the Senior Credit Facility and the Indenture are guaranteed, on a joint and several basis, by certain of its subsidiaries, which are primarily domestic subsidiaries and all of which are directly or indirectly 100% owned by the Company (See Note 14). The obligations under the Foreign Senior Debt are guaranteed by the Company and certain of its foreign subsidiaries which are directly or indirectly 100% owned by the Company.

2004 Activity

On June 28, 2004, in connection with its USPC Acquisition, the Company completed a $116 million add-on to its Term B loan facility (“Term B Add-on”) under its Second Amended Credit Agreement. The proceeds from the Term B Add-on offering were used to partially fund the USPC Acquisition. The spread on the Term B Add-on is 2.25% over London Interbank Offered Rate (“LIBOR”). Additionally, under this Second Amended Credit Agreement, the spread on the Company’s existing Term B loan facility was reduced from 2.75% over LIBOR to 2.25% over LIBOR.

The Second Amended Credit Agreement did not significantly change the restrictions on the conduct of the Company’s business or the financial covenants required in the previous senior credit facility (“Amended Credit Agreement”) (see “2003 Activity” below). The Second Amended Credit Agreement, which would have matured on April 24, 2008, also did not change the pricing and principal terms of the $70 million revolving credit facility.

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

Debt disclosures

As of December 31, 2005, the Company had $1.3 billion outstanding under its Term Loan facility and no amount outstanding under its revolving credit facility. As of December 31, 2005, net availability under the Senior Credit Facility was approximately $132.2 million, after deducting $67.8 million of issued letters of credit. The letters of credit outstanding included $9.5 million securing the deferred consideration arising from the USPC Acquisition. The Company is required to pay commitment fees on the unused balance of the revolving credit facility. At December 31, 2005, the annual commitment fee on unused balances was 0.50%.

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

The Company’s long-term debt maturities, including Capital Leases, net of unamortized debt discounts/premiums, for the five years following December 31, 2005 and thereafter are as follows (in millions):

Years Ended December 31,	Amount
2006	$86.3
2007	15.0
2008	14.9
2009	15.0
2010	28.2
Thereafter	1,382.0

Total	$1,541.4

As of December 31, 2005, the Company’s long-term debt included approximately $16.6 million of amortizing non-debt balances arising from the interest rate swap transactions related to the Company’s outstanding notes as described in Note 6 and is included in the “Thereafter” balance above.

Because the interest rates applicable to the term loan under the Senior Credit Facility and the senior debt under the Second Amended Credit Agreement and the Amended Credit Agreement are based on floating rates identified by reference to market rates, the fair market value of the senior debt as of December 31, 2005 and 2004 approximated its carrying value.

During 2005 and 2004, the Company incurred costs in connection with the issuance of the Senior Credit Facility and related amendments, foreign term loans and the Second Amended Credit Agreement of approximately $ 21.3 million and $2.3 million, respectively. The Company wrote off all amounts related to the Second Amended Credit Agreement as part of acquiring the Senior Credit Facility (see discussion above); remaining amounts are included in “Other assets” on the Consolidated Balance Sheets and are being amortized over the respective terms of the debt.

Interest paid on the Company’s borrowings during the years ended December 31, 2005, 2004 and 2003 was $81.9 million, $26.1 million and $17.2 million, respectively.

6. Derivative Financial Instruments

The Company actively manages its fixed and floating rate debt mix using interest rate swaps. The Company will enter into fixed and floating rate swaps to alter its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest. Floating rate swaps are used to convert the fixed rates of long-term debt into short-term variable rates to take advantage of current market conditions. Fixed rate swaps are used to reduce the Company’s risk of the possibility of increased interest costs. Interest rate swap contracts are therefore used by the Company to separate interest rate risk management from the debt funding decision.

At December 31, 2005, the interest rate on approximately 47% of the Company’s debt obligation, excluding the $16.6 million of amortizing non-debt balances arising from interest rate swap transactions as discussed in Note 5, was fixed by either the nature of the obligation or through interest rate swap contracts.

Fair Value Hedges

As described in Note 5, as part of the foreign repatriation transactions, on December 21, 2005, in connection with Sunbeam Corporation (Canada) Limited (“Sunbeam Canada”) legal reorganization and IRC §965 dividend, Sunbeam Canada obtained a senior secured term loan facility (“Canadian Term Loan”) of $43 million U.S. dollars. Sunbeam Canada chose to limit the foreign currency exchange exposure of this US dollar loan funded by a Canadian dollar based entity by entering into a cross-currency interest rate swap that fixes the exchange rate of the amortizing loan balance for the life of the loan. The swap instrument exchanges the variable interest rate bases of the U.S. dollar balance (3-month U.S. LIBOR plus a spread of 175 basis points) and the equivalent Canadian dollar balance (3-month CAD BA plus a spread of 192 basis points). This swap instrument is designed to achieve hedge accounting treatment under FSAS No. 133 (“SFAS 133”) as a fair value hedge of the underlying term loan. The fair market value of this cross-currency interest rate swap as of December 31, 2005 was immaterial and is included as a long-term liability in the Consolidated Balance Sheet, with a corresponding offset to long-term debt.

On May 6, 2003, the Company entered into a $30 million interest rate swap (“New Swap”) to receive a fixed rate of interest and pay a variable rate of interest based upon 6 month LIBOR in arrears, plus a spread of 523 basis points. The New Swap is a swap against the 9 3/4 Senior Subordinated Notes (the “Notes”).

In March 2003, the Company unwound a $75 million interest rate swap (“First Replacement Swap”) to receive a fixed rate of interest and pay a variable rate of interest and contemporaneously entered into a new $75 million interest rate swap (“Second Replacement Swap”). Like the swap that it replaced, the Second Replacement Swap is a swap against the Notes. The variable rate of interest is based on six-month LIBOR in arrears, plus a spread of 528 basis points. In return for unwinding the swap, the Company received $3.2 million of cash proceeds. Of this amount, approximately $1.0 million of proceeds related to accrued interest that was owed to the Company at such time. The remaining $2.2 million of proceeds is being amortized over the remaining life of the Notes as a credit to interest expense and the unamortized balances are included in the Company’s Consolidated Balance Sheets as an increase to the value of the long-term debt.

The New Swap and Second Replacement Swap have been and, where applicable, are considered to be effective hedges against changes in the fair value of our fixed-rate debt obligation for both tax and accounting purposes. Accordingly, the interest rate swap contracts are reflected at fair value in the Company’s Consolidated Balance Sheet and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. The fair market value of these interest rate swaps as of December 31, 2005 was against the Company in an amount of approximately $4.1 million and is included as a long-term liability in the Consolidated Balance Sheet, with a corresponding offset to long-term debt. In addition, changes during any accounting period in the fair value of the interest rate swaps, as well as offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt being hedged, will be recognized as adjustments to interest expense in the Company’s Consolidated Statements of Income. The net effect of this accounting on the Company’s operating results is that interest expense on the portion of fixed-rate debt being hedged is generally recorded based on variable interest rates.

The Company is exposed to credit loss, in the event of non-performance by the other party to its current existing swap, a large financial institution. However, the Company does not anticipate non-performance by the other party.

Cash Flow Hedges

On November 22, 2005, the Company unwound all six of its outstanding interest rate swaps with which the Company received a variable rate of interest and paid a fixed rate of interest and contemporaneously entered into six new interest rate swaps (“Replacement Swaps”). The Replacement Swaps have exactly the same terms and counterparties as the prior swaps except for the fixed rate of interest that the Company pays. Similar to the swaps that they replaced, the Replacement Swaps converted an aggregate of $625 million of floating rate interest payments (excluding the Company’s applicable margin) under its term loan facility for a fixed obligation. The variable rate of interest is based on three-month LIBOR. The fixed rates range from 4.73% to 4.805%. In return for unwinding the swaps, the Company received $16.8 million of cash proceeds. The proceeds are being amortized over the remaining life of the swaps as a credit to interest expense and the unamortized balances are included in the Consolidated Balance Sheet as an increase to the carrying value of the long-term debt.

On July 18, 2005 the Company entered into two interest rate swaps (which were unwound in November 2005 as described above) in connection with the closing of the THG Acquisition and the issuance of additional variable interest term loan debt. These swaps convert an aggregate of $200 million under the Term Loan for a fixed obligation. These swaps, each for $100 million of notional value, carry a fixed interest rate of 5.84% and 5.86% per annum (both including a 1.75% applicable margin) for a term of five years. The swaps have interest payment dates that are the same as the term loan facilities. These swaps are considered to be cash flow hedges and are also considered to be effective hedges against changes in future interest payments of the Company’s floating-rate debt obligation for both tax and accounting purposes.

In January 2005, the Company entered into two interest rate swaps (which were unwound in November 2005 as described above), effective in January 2005, that converted the floating rate interest related to an aggregate of $125 million under the Term Loan for a fixed obligation. Such interest rate swaps, one for $75 million of notional value and the other for $50 million of notional value, carry a fixed interest rate of 6.025% per annum (including a 2.0% applicable margin) for a term of five years. The swaps have interest payment dates that are the same as the term loan facilities. These swaps are considered to be cash flow hedges and are also considered to be effective hedges against changes in future interest payments of the Company’s floating-rate debt obligation for both tax and accounting purposes.

In December 2004, the Company entered into two interest rate swaps (which were unwound in November 2005 as described above), effective in January 2005, that converted an aggregate of $300 million of floating rate interest payments under its term loan facility for a fixed obligation. The first interest rate swap, for $150 million of notional value, carried a fixed interest rate of 5.625% per annum (including a 2.0% applicable margin) for a term of three years. The second interest rate swap, also for $150 million of notional value, carries a fixed interest rate of 6.0675% per annum (including a 2.0% applicable margin) for a term of five years. The swaps have interest payment dates that are the same as the term loan facilities. The swaps are considered to be cash flow hedges and are also considered to be effective hedges against changes in future interest payments of the Company’s floating-rate debt obligations for both tax and accounting purposes.

On September 30, 2004, the Company’s previous interest rate swap matured. That swap was effective on April 2, 2003 and converted the floating rate interest payments of $37 million of term loan debt for a fixed obligation that carried an interest rate, including applicable margin, of 4.25% per annum. The swap had interest payment dates that were the same as the term loan facility. The swap was considered to be a cash flow hedge and was also considered to be an effective hedge against changes in the interest payments of the Company’s floating-rate debt obligation for both tax and accounting purposes.

Gains and losses related to the effective portion of the interest rate swap are reported as a component of other comprehensive income and are reclassified into earnings in the same period that the hedged transaction affects earnings. As of December 31, 2005, the fair value of the Replacement Swaps, which was against the Company in an amount of approximately $0.5 million, is included as an unrealized loss in “Accumulated Other Comprehensive Income” on the Company’s Consolidated Balance Sheet.

Forward Foreign Exchange Rate Contracts

We utilize forward foreign exchange rate contracts (“Forward Contracts”) to reduce our foreign currency exchange rate exposures. We designate qualifying Forward Contracts as cash flow hedge instruments. At December 31, 2005, the fair value of our open Forward Contracts was an asset of approximately $1.0 million, and is reflected in “Other current assets” in our Consolidated Balance Sheets. The unrealized change in the fair values of open Forward Contracts from designation date (January 24, 2005) to December 31, 2005 was a net gain of approximately $1.2 million, of which $1.3 million of net gains was initially recorded in other comprehensive income with the remainder being reflected in SG&A in our Consolidated Statements of Income. U.S. dollar equivalent contractual notional amounts to purchase and sell currencies for open foreign exchange contracts as of December 31, 2005 totaled $93.2 million.

The Company’s derivative activities do not create additional risk because gains and losses on derivative contracts offset gains and losses on the assets, liabilities and transactions being hedged. As derivative contracts are initiated, the Company designates the instruments individually as either a fair value hedge or a cash flow hedge. Management reviews the correlation and effectiveness of its derivatives on a periodic basis.

7. Commitments and Contingencies

Operating Leases

The Company conducts its operations in various leased facilities under leases that are classified as operating leases for financial statement purposes. Certain leases provide for payment of real estate taxes, common area maintenance, insurance and certain other expenses. Lease terms may have escalating rent provisions and rent holidays which are expensed on a straight line basis over the term of the lease, and expire at various dates over the next 15 years. Also, certain equipment used in Company operations is leased under operating leases. Operating lease commitments at December 31, 2005 are as follows (in millions):

Years Ended December 31,	Amount
2006	$30.1
2007	22.6
2008	17.2
2009	12.3
2010	10.7
2011 and thereafter	36.5

Total	$129.4

The fixed operating lease commitments detailed above assume that the Company continues the leases through their initial lease terms. Rent expense, including equipment rentals, was $40.9 million, $7.4 million and $7.4 million during 2005, 2004 and 2003, respectively, and is included in SG&A expenses in the accompanying Consolidated Statements of Income.

Contingencies

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. In addition, the Environmental Protection Agency has designated the Company as a potentially responsible party, along with numerous other companies, for the clean up of several hazardous waste sites. Based on currently available information, the Company does not believe that the disposition of any of the legal or environmental disputes the Company is currently involved in will have a material adverse effect upon the financial condition, results of operations, cash flows or competitive position of the Company. It is possible, that as additional information becomes available, and the impact on the Company of an adverse determination could have a different effect.

Environmental Matters

The Company’s operations are subject to certain federal, state, local and foreign environmental laws and regulations in addition to laws and regulations regarding labeling and packaging of products and the sales of products containing certain environmentally sensitive materials.

In addition to ongoing environmental compliance at its operations, the Company also is actively engaged in environmental remediation activities, the majority of which relate to divested operations and sites. The Company or various of its subsidiaries have been identified by the United States Environmental Protection Agency (“EPA”) or a state environmental agency as a Potentially Responsible Party (“PRP”) pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law at various sites (collectively, the

“Environmental Sites”). The Company has established reserves to cover the anticipated probable costs of investigation and remediation, based upon periodic reviews of all sites for which they have responsibility. The Company accrues environmental investigation and remediation costs when it is probable that a liability has been incurred, the amount of the liability can be reasonably estimated and their responsibility for the liability is established. Generally, the timing of these accruals coincides with the earlier of formal commitment to an investigation plan, completion of a feasibility study or a commitment to a formal plan of action. The Company accrued its best estimate of investigation and remediation costs based upon facts known at such dates and because of the inherent difficulties in estimating the ultimate amount of environmental costs, which are further described below, these estimates may change in the future as a result of the uncertainties described below. Estimated costs, which are based upon experience with similar sites and technical evaluations, are judgmental in nature and are recorded at discounted amounts without considering the impact of inflation and are adjusted periodically to reflect changes in applicable laws or regulations, changes in available technologies and receipt by the Company of new information. It is difficult to estimate the ultimate level of future environmental expenditures due to a number of uncertainties surrounding environmental liabilities. These uncertainties include the applicability of laws and regulations, changes in environmental remediation requirements, the enactment of additional regulations, uncertainties surrounding remediation procedures including the development of new technology, the identification of new sites for which the Company and various of its subsidiaries could be a PRP, information relating to the exact nature and extent of the contamination at each site and the extent of required cleanup efforts, the uncertainties with respect to the ultimate outcome of issues which may be actively contested and the varying costs of alternative remediation strategies.

Due to uncertainty described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of December 31, 2005.

The Company believes that the costs of completing environmental remediation of all sites for which the Company has a remediation responsibility have been adequately reserved and that the ultimate resolution of these matters will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

Litigation

The Company and/or its subsidiaries are involved in various lawsuits arising from time to time that the Company considers ordinary routine litigation incidental to its business. Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees for defending such actions. The costs are accrued when it is both probable that a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company’s assessment, after consultation with counsel (if deemed appropriate), of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs and other significant factors that vary by case. The Company believes that anticipated probable costs of litigation matters have been adequately reserved to the extent determinable. Based on current information, the Company believes that the ultimate conclusion of the various pending litigation of the Company, in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Product Liability Matters

As a consumer goods manufacturer and distributor, the Company and/or its subsidiaries face the risk of product liability and related lawsuits involving claims for substantial money damages, product recall actions and higher than anticipated rates of warranty returns or other returns of goods.

The Company and/or its subsidiaries are therefore party to various personal injury and property damage lawsuits relating to their products and incidental to its business. Annually, the Company sets its product liability insurance program which is an occurrence-based program based on the Company and its subsidiaries’ current and historical claims experience and the availability and cost of insurance. The Company’s product liability insurance program generally is comprised of a self-insurance retention per occurrence and an aggregate limit on exposure.

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

Securities and Related Litigation

In January and February of 2006, purported class action lawsuits were filed in the Federal District Court for the Southern District of New York against the Company and certain Company officers alleging violations of the federal securities laws. The actions purport to be filed on behalf of purchasers of our common stock during the period from June 29, 2005 (the date the Company announced the signing of the agreement to acquire Holmes) through January 12, 2006.

The complaints, which are substantially similar to one another, allege, among other things, that the plaintiffs were injured by reason of certain allegedly false and misleading statements made by us relating to the expected benefits of the THG Acquisition. To date the Company has been served with only one of these complaints. No class has been certified in the actions. The complaints seek compensatory damages plus interest and attorneys’ fees.

In February of 2006, a derivative complaint was filed against certain Company officers and the Board of Directors of the Company in the United States District Court for the Southern District of New York. The Company is named as a nominal defendant. The complaint alleges, among other things, that the individual defendants violated their fiduciary duties by failing to disclose material information and/or by misleading the investing public about the Company’s business and financial condition relating to the THG Acquisition. The complaint seeks damages and other monetary relief against the individual defendants.

These actions are in the early stages of litigation and an outcome cannot be predicted. Management does not believe that the outcome of this litigation will have a material adverse effect on the financial position and results of operations of the Company. The Company intends to defend itself vigorously in these actions.

8. Income Taxes

The components of the provision for income taxes attributable to continuing operations were as follows:

	Years Ended December 31,
	2005	2004	2003
	(millions of dollars)
Current income tax expense:
U.S. federal	$10.0	$14.4	$9.8
Foreign	22.6	1.9	0.7
State and local	1.9	2.1	2.5

Total	34.5	18.4	13.0

Deferred income tax expense (benefit):
U.S. federal	(1.2)	6.5	6.5
State, local and other	(0.2)	0.1	0.6
Foreign	1.9	1.0	0.4

Total	0.5	7.6	7.5

Total income tax provision	$35.0	$26.0	$20.5

The difference between the federal statutory income tax rate and the Company’s effective income tax rate as a percentage of income from operations is reconciled as follows:

	Years Ended December 31,
	2005	2004	2003
Federal statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rates resulting from:
State and local taxes, net	4.0	3.0	3.8
Foreign	(4.6)	0.3	(0.1)
Other	2.1	(0.3)	0.5

Effective income tax rate	36.5%	38.0%	39.2%

Foreign pre-tax income was $77.1 million, $5.1 million, and $3.2 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Deferred tax (liabilities) assets are comprised of the following:

	As of December 31,
	2005	2004
	(millions of dollars)
Property and equipment	$(2.9)	$(1.9)
Intangibles	(126.3)	(15.7)
Goodwill	(66.3)	(20.5)
Financial reporting amount of a subsidiary in excess of tax basis	(67.9)	—
Other	(8.5)	(2.7)

Gross deferred tax liabilities	(271.9)	(40.8)

Net operating loss	103.0	3.4
Accounts receivable allowances	15.6	3.3
Inventory valuation	24.7	4.6
Pension and OPEB	31.2	3.9
Stock-based compensation	11.6	—
Other compensation and benefits	14.5	1.1
Operating reserves	78.3	0.2
Other	18.5	4.0

Gross deferred tax assets	297.4	20.5

Valuation allowance	(62.3)	(1.0)

Net deferred tax liability	$(36.8)	$(21.3)

Due to the issuance of legislative regulations in 2004, and prior to its acquisition by the Company (see Note 3), AHI undertook an analysis of the tax laws applicable to the forgiveness of debt upon the confirmation of the Sunbeam Corporation’s Third Amended Plan of Reorganization, effective as of December 18, 2002. Such analysis resulted in adjustments to certain deferred tax assets and liabilities. The following adjustments are reflected in the deferred tax asset (liability) schedule above:

•	The deferred tax asset associated with net operating losses (“NOLs”) and tax credits of the Company accumulated by American Household, Inc. through 2002 and a corresponding amount of valuation allowance have both been reduced by $390 million.

•	A deferred tax liability of $67.9 million has been recorded for the difference between the financial reporting amount and the tax basis of stock in a wholly-owned subsidiary held by the Company.

The Company continually reviews the adequacy of the valuation allowance. A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that a deferred tax asset will not be realized. This assessment is based on an evaluation of the level of historical taxable income and projections for future taxable income. During 2005, the Company’s valuation allowance increased from $1.0 million to $62.3 million primarily due to the AHI Acquisition. The portion of the valuation allowance for which subsequently recognized tax benefits will be allocated to reduce goodwill or non-current intangible assets resulting from the acquisition of AHI is $61 million.

At December 31, 2005, the reserve for tax contingencies related to issues in the United States and foreign locations was $27.0 million, of which $25.0 million of that increase resulted from the AHI Acquisition and the THG Acquisition.

At December 31, 2005, the Company had NOLs of approximately $1.2 billion for domestic tax purposes, virtually all of these losses succeeded through acquisitions. Of this amount, $1.1 billion are subject to an annual Sec. 382 limitation of $31.0 million and these NOLs begin expiring in 2012 with final expiration in 2025.

The Company also has either accumulated or acquired through acquisitions $90.0 million of foreign NOLs. Of the foreign NOLs, approximately $1.0 million expires in the year ended December 31, 2006, and $3.0 million will expire in years ending December 31, 2007 through 2009, respectively. Of the remaining foreign NOLs, $6.0 million will expire in years subsequent to 2009, and $80.0 million have an unlimited life.

The Company’s federal income tax returns for its fiscal year ended December 31, 2002 are under examination by the Internal Revenue Service (“IRS”), and the Company has been told that such examination will also be expanded to include its December 31, 2003 fiscal year tax return. In addition, one of the Company’s acquired subsidiaries has recently been under examination by the IRS for its fiscal year ended September 30, 2004. The Company and/or its subsidiaries are also subject to state and foreign income tax audits. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations.

On October 22, 2004, the American Jobs Creation Act of 2004 (“Act”) was signed into law. The Act created a special one-time dividends received deduction on the repatriation of certain foreign earnings to a United States taxpayer, provided certain criteria are met. The Act provides for a special 85% dividends received deduction of certain foreign earnings that are repatriated (as defined in the Act) prior to December 31, 2005. In December of 2005, the Company distributed cash from its foreign subsidiaries and will report an extraordinary dividend of approximately $114 million and a related tax liability of approximately $6.7 million in its calendar year 2005 tax returns. The total effect on income tax expense in 2005 for amounts repatriated under the Act is approximately $1.0 million. In addition, the tax effect of such repatriation increased goodwill by approximately $5.8 million.

The distribution does not change the Company’s intention to indefinitely reinvest undistributed earnings of certain of its foreign subsidiaries outside the United States. As a result the Company has not provided for U.S. income taxes on undistributed foreign earnings of approximately $171.2 million at December 31, 2005. The Company intends to permanently reinvest these earnings in the future growth of its foreign businesses.

Total income tax payments made by the Company during the years ended December 31, 2005, 2004 and 2003 were $ 21.3 million, $17.0 million and $11.2 million, respectively.

9. Equity and Stock Option Plans

2003 Stock Incentive Plan

The Company maintains the 2003 Stock Incentive Plan, as amended and restated (the “2003 Plan”), which allows for grants of stock options, restricted stock and short-term cash awards. During the year ended December 31, 2005, the Company awarded 1,241,780 stock options under the 2003 Plan, and there were approximately 2,668,215 shares available for grant under this long-term equity incentive plan at December 31, 2005.

Prior to 2003, the Company granted stock options to key employees and non-employee directors under the 2001 Stock Option Plan, the 1998 Long-Term Equity Incentive Plan, the 1993 Stock Option Plan and the 1993 and 1996 Stock Option Plans for Non-employee Directors. There are no remaining shares available for grant under any of these plans as of December 31, 2005.

A summary of the Company’s stock option activity for the years ended December 31, 2005, 2004 and 2003 is as follows:

	Shares	Weighted Avg. Option Price
Outstanding as of December 31, 2002	3,631,490	$6.91
Granted	803,250	14.00
Exercised	(420,214)	4.00
Cancelled	(80,835)	8.25

Outstanding as of December 31, 2003	3,933,691	8.65
Granted	703,875	23.36
Exercised	(453,445)	5.41
Cancelled	(82,786)	9.03

Outstanding as of December 31, 2004	4,101,335	11.52
Granted	1,241,780	30.88
Exercised	(434,716)	33.03
Cancelled	(212,863)	14.52

Outstanding as of December 31, 2005	4,695,536	$16.92

Significant option groups outstanding at December 31, 2005 and related weighted average price and life information follows:

Exercise Price	Options outstanding			Options exercisable
	Number outstanding	Weighted average Exercise price	Weighted average remaining life (years)	Number Exercisable	Weighted average Exercise price
$ 2.43 – $ 8.27	383,960	$5.68	5.65	274,087	$5.26
$ 8.60 – $13.14	2,251,123	$9.39	6.69	1,576,704	$9.22
$14.30 – $21.40	320,062	$18.11	8.01	96,002	$19.70
$21.90 – $28.57	537,111	$24.19	7.61	75,308	$23.25
$29.46 – $37.99	1,203,280	$31.03	6.40	—	$—

	4,695,536			2,022,101

The Company does not use cash to settle any of its share based awards and when available issues shares from its treasury stock instead of issuing new shares. The total intrinsic value of options exercised during the years ended December 31, 2005, 2004 and 2003, based upon the average market price during the period, was approximately $7.6, $5.1, and $3.3 million, respectively. As of December 31, 2005, there was approximately $20.3 million of unrecognized compensation cost related to non-vested share-based arrangements granted under the Company’s stock plans. Those costs are expected to be recognized over a weighted-average period of approximately 1.5 years.

	2005	2004	2003
Expected volatility	30%	32%	37%
Risk-free interest rates	4.0%	2.8%	1.6%
Dividend yield	—	—	—
Expected life (in years)	6.7	7.6	7.6

Restricted Shares of Common Stock

The Company issues restricted share awards whose restrictions lapse upon either the passage of time (service vesting), achieving performance targets, attaining Company common stock price thresholds, or some combination of these restrictions. For those restricted share awards with common stock price thresholds, the fair values were determined using a Monte Carlo simulation embedded in a lattice model. The fair value for all other restricted share awards were based on the closing price of the Company’s common stock on the dates of grant.

For those restricted awards with common stock price thresholds, the weighted average grant date fair values of these awards were $32.40 and $27.66 for the years ended December 31, 2005 and 2004 (there were no such awards in 2003), respectively, based on the following assumptions:

	2005	2004	2003
Expected volatility	41.8%	42.8%	—
Risk-free interest rates	3.7%	3.5%	—
Derived service periods (in years)	0.89	1.25	—

For all other restricted share awards the weighted average grant date fair values $46.28, 22.60 and $15.23 for the years ended December 31, 2005, 2004 and 2003, respectively.

During the year ended December 31, 2005, the Company awarded 2,996,011 restricted shares of common stock to certain members of management and employees under the 2003 Plan. A total of 2,175,000 of the restricted shares issued were awarded to certain executive officers (the “Executive Award”) of the Company pursuant to the 2003 Plan. For the year ended December 31, 2005, the Company recognized $54.2 million of non-cash compensation related to the Executive Award. On November 1, 2005, the restrictions over the first of two tranches of the Executive Award lapsed. In conjunction with such lapsing and in accordance with the terms of the 2003 Plan, the holders returned a total of 460,317 shares to the Company (at an average price of $34.50 per share) in exchange for the Company’s payment of the withholding taxes, calculated consistent with existing minimum withholding requirements, due upon lapsing. Under SFAS 123R, the derived service period for the second tranche of the Executive Award was six months from the date of grant; therefore, there is no unearned compensation cost related to the Executive Award. As of December 31, 2005, although the full amount of compensation expense for the Executive Award was recognized in SG&A within the Consolidated Statements of Income, the restrictions over the second tranche have not yet lapsed and these shares vest on the date on which certain Jarden common stock price targets are achieved in accordance with the terms of the related agreements.

In August 2004, the Company’s board of directors (“Board”) approved the granting of an aggregate of 210,000 restricted shares of the Company’s common stock to three executive officers of the Company. The restrictions on these shares were to lapse ratably over a three year period commencing January 1, 2005 and would lapse immediately in the event of a change in control. Following the signing of the AHI transaction during October 2004, the Board amended the terms of all of the 210,000 restricted shares of common stock issued in August 2004 to lapse immediately. Also in conjunction with the AHI transaction, during October 2004, the Board accelerated the granting of an aggregate amount of 1,102,500 restricted shares of common stock under the 2003 Plan to two executive officers of the Company that would otherwise have been granted to these executive officers in 2005-2007 pursuant to such executives’ employment agreements. The Board approved that the restrictions on these shares lapsed upon issuance. The Company records non-cash compensation expense for its issued and outstanding restricted stock either when the restrictions lapse or ratably over time, when the passage of time is the only restriction. As such, the Company recorded a non-cash compensation expense for all these restricted stock issuances and restriction lapses of approximately $32.4 million in the fourth quarter of 2004. In July 2004, the Board approved a grant of 15,000 restricted shares of common stock to Mr. Jonathan Franklin, who was a consultant to the Company and who is a brother of Mr. Martin E. Franklin, the Company’s Chairman and Chief Executive Officer. The restrictions on 7,500 of these shares lapsed immediately and the Company recorded a non-cash compensation charge based on the fair market value of its common stock on the date of grant. The restrictions on the remaining 7,500 of these shares lapse ratably over a four year period. Non-cash compensation expense is being recognized on these shares based on the market value of the Company’s common stock at the time of the lapsing. All of the shares which still have a restriction remaining will have the restrictions lapse immediately upon the event of a change in control. Also during 2004, the Company issued 105,120 (“2004 Shares”) of restricted stock to certain other officers and employees. The restrictions on 40,125 of the 2004 Shares lapse ratably over five years of employment with the Company, and the restrictions on the remaining 64,995 2004 Shares lapse upon the latter of either the Company’s stock price achieving a volume weighted average of $42.67 per share for ten consecutive business days or November 1, 2008. All of the 2004 Shares were issued from the Company’s treasury stock.

During 2003, the Company issued an aggregate amount of 843,750 shares of restricted stock to three of its executive officers, under its 2003 Stock Incentive Plan. During 2003, all of these restricted stock issuances either provided or were amended to provide that the restrictions lapsed upon the earlier of (i) a change in control; or (ii) the earlier of our common stock achieving a closing price of $18.67 (up from $15.55) or the Company achieving annualized revenues of $800 million. During the fourth quarter of 2003, all such restrictions lapsed which resulted in a restricted stock charge. During the fourth quarter of 2003, the Company recorded a non-cash restricted stock charge of approximately $21.8 million related to the lapsing of restrictions over these restricted stock issuances to three of the Company’s executive officers. Also during 2003, the Company issued 10,800 of restricted stock to certain other officers and employees. The restrictions on these shares lapse ratably over five years of employment with the Company, and all of these shares were issued out of the Company’s treasury account.

In February 2003, the Company adopted the 2003 Employee Stock Purchase Plan whereby stock of the Company can be acquired at a 15% discount and no compensation charge is recorded by the Company prior to October 31, 2005. As of December 31, 2005, there were approximately 0.3 million shares available for grant under the 2003 Employee Stock Purchase Plan.

Common Stock

As discussed in Note 3, the Company issued 6,150,123 shares of common stock to partially fund the purchase price of the THG Acquisition. Furthermore, in connection with the AHI Acquisition, the Company issued $350 million of equity securities pursuant to a purchase agreement (“Equity Purchase Agreement”). The securities issued were as follows:

•	1,071,429 shares of the Company’s common stock (“Common Stock”) for approximately $21.4 million at a price of $20 per share;

•	128,571 shares or $128.6 million of a new class of the Company’s preferred stock, Series B Convertible Participating Preferred Stock (“Series B Preferred Stock”) with a paid-in-kind dividend rate of 3.5% per annum; these securities were fully converted into common stock in the third quarter of 2005 (see discussion below);

•	200,000 shares or $200 million of a new class of the Company’s preferred stock, Series C Mandatory Convertible Participating Preferred Stock (“Series C Preferred Stock”) with a paid-in-kind dividend rate of 3.5% per annum; these securities were fully converted into common stock and Series B Preferred Stock in the second quarter of 2005 (see discussion below).

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

A beneficial conversion charge of $16.5 million was recorded upon the issuance of the Series B Preferred Stock and Common Stock issued on January 24, 2005 and an additional beneficial conversion charge of $22.4 million was recorded upon the conversion of the Series C Preferred Stock into Series B Preferred Stock and Common Stock (see discussion below). Such charges reflect the difference between the respective conversion prices of the Series B Preferred Stock and C Preferred Stock and the closing market price of the Company’s common stock on September 17, 2004, the last business day before the execution of the transaction documents (“Execution Date”). However, the terms of the preferred and common stock issuances to the Private Equity Investors were negotiated during the two months leading up to the Execution Date when the average market price of the Company’s common stock was, in fact, less than the conversion price.

On June 9, 2005, following requisite stockholder approval, all outstanding shares of Series C Preferred Stock were converted into approximately 175,492 shares of Series B Preferred Stock and approximately 1,462,454 shares of Company’s common stock.

The Certificates of Designation for the Series B Preferred Stock prohibited the Company from taking certain actions, including the payment of dividends under certain circumstances.

On August 14, 2005, the Company converted all outstanding shares of Series B Preferred Stock and accrued paid-in kind dividends thereon into 14,487,601 shares of Company common stock, in accordance with the terms of the Company’s Certificate of Designations of Powers, Preferences and Rights of the Series B Preferred Stock.

The Company announced its intention to buy back up to one million shares of Company common stock in 2005 in accordance with a stock repurchase plan approved by the Board of Directors during the second quarter of 2005. Through December 31, 2005, the Company had repurchased 558,900 shares in the open market and through a privately negotiated transaction for an average price per share of $34.55. Additionally, the Company received 460,317 shares (at an average price of $34.50 per share) in return for payment of the statutory minimum of withholding taxes relating to lapsing of certain shares of the Executive Award.

10. Earnings Per Share Calculation

A computation of earnings per share is as follows (in millions, except per share data):

	Years Ended December 31,
	2005	2004	2003
Net income, as reported	$60.7	$42.4	$31.8
Paid-in-kind dividends on Series B and C preferred stock	(9.7)	—	—
Charges from beneficial conversions of Series B and Series C preferred stock	(38.9)	—	—

Income available to common stockholders	$12.1	$42.4	$31.8

Weighted average shares outstanding	52.9	41.0	34.0
Additional shares assuming conversion of stock options and restricted stock	1.8	1.7	1.3

Weighted average shares outstanding assuming conversion	54.7	42.7	35.3

Earnings per share:
Basic	$0.23	$1.03	$0.93
Diluted	$0.22	$0.99	$0.90

11. Employee Benefit Plans

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

The assumed increase in future medical costs was adjusted to reflect assumed trend in the next few years. The new medical trend assumptions for the postretirement medical plans for 2006 are as follows: 8.64%-10.57%.

Components of Net Periodic Costs for Domestic Plans

The components of net periodic pension and postretirement benefit expense for the years ended December 31, 2005, 2004 and 2003 are as follows (in millions):

	Pension Benefits
	2005	2004	2003
Service cost	$1.4	$0.8	$0.3
Interest cost	12.7	2.2	1.4
Expected return on plan assets	(11.6)	(2.1)	(1.1)
Amortization of unrecognized prior service benefit	0.1	0.1	0.2
Recognized net actuarial loss	0.2	—	—

Net periodic cost	$2.8	$1.0	$0.8

	Postretirement Benefits
	2005	2004	2003
Service cost	$0.5	$0.2	$0.1
Interest cost	1.4	0.3	0.2

Net periodic cost	$1.9	$0.5	$0.3

Components of Net Periodic Pension Costs for Foreign Plans

In connection with the AHI Acquisition, the Company assumed the pension plans of certain non-US subsidiaries. Net periodic costs for foreign plans include the following components for the year ending December 31, 2005 (in millions):

2005
Service cost	$0.6
Interest cost	0.6
Expected return on plan assets	(0.3)

Net periodic cost	$0.9

The Company had no net periodic pension cost for foreign plans for the years ended December 31, 2004 and 2003 since the AHI Acquisition closed in January 2005.

Domestic Contributions

The Company’s pension contributions for 2006 are estimated to be approximately $6.2 million, reflecting quarterly contributions to certain plans as required by the IRS Code Section 412 and certain voluntary contributions. The Company’s postretirement contributions for 2006 are estimated to be approximately $1.6 million.

Foreign Contributions

The Company funds its pension plans in amounts consistent with applicable laws and regulations. The Company expects to contribute $0.7 million to its foreign pension plans for the year ending December 31, 2006.

The following table is a reconciliation of the projected benefit obligation and the fair value of the domestic and foreign deferred benefit pension plan assets and the status of the Company’s unfunded domestic postretirement benefit obligation as of December 31 (in millions):

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$52.3	$21.9	$8.2	$3.3
Acquisition	225.6	29.0	19.5	4.8
Service cost	2.0	0.7	0.6	0.2
Interest cost	13.4	2.2	1.4	0.3
Curtailments	(0.6)	—	—	—
Amendments	—	—	—	—
Actuarial loss (gain)	3.0	0.7	0.7	(0.1)
Participant contributions	—	—	0.7	—
Accrued benefits paid	(12.9)	(2.2)	(1.8)	(0.3)
Exchange rate (gain)/loss	(0.8)	—	—	—

Benefit obligation at end of year	282.0	52.3	29.3	8.2

Change in plan assets:
Fair value of plan assets at beginning of year	36.3	15.3	—	—
Acquisition	163.1	19.8	—	—
Actual return on plan assets	7.6	2.8	—	—
Company contributions	7.2	0.6	1.4	0.1
Participant contributions	—	—	0.7	—
Corrections	—	—	—	—
Benefits paid	(12.8)	(2.2)	(1.8)	(0.1)

Fair value of plan assets at end of year	201.4	36.3	0.3	—

Reconciliation of funded status:
Funded status	(80.6)	(16.0)	(29.0)	(8.2)
Unrecognized prior service cost	0.8	0.9	—	—
Unrecognized net loss (gain)	10.7	3.3	0.3	(0.5)

Net amount recognized	$(69.1)	$(11.8)	$(28.7)	$(8.7)

Amounts recognized in the Company’s Consolidated Balance Sheets consist of (in millions):

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Accrued benefit cost	$(78.4)	$(16.3)	$(28.7)	$(8.7)
Intangible assets	0.8	1.0	—	—
Accumulated other comprehensive income	8.5	3.5	—	—

Net amount recognized	$(69.1)	$(11.8)	$(28.7)	$(8.7)

The accumulated benefit obligation for the Company’s defined benefit pension plans was approximately $276.2 million and $49.8 million as of December 31, 2005 and 2004, respectively.

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Weighted average assumptions as of December 31 (domestic plans):
Discount rate	5.50%-6.00%	6.00%	5.50%	6.00%
Expected return on plan assets	7.50%-8.50%	8.53%	—	—

The weighted average assumptions as of December 31, 2005 for the foreign plans were discount rates ranging from 2.00% to 8.50% and expected return on plan assets ranging from 4.50% to 9.00%.

The return on plan assets reflects the weighted-average of the long-term rates of return for the broad categories of investments held in the Company’s defined benefit pension plans. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the Company’s defined benefit pension plan’s investments.

The Company’s investment strategy for its defined benefit pension plans is to maximize the long-term rate of return on plans assets within an acceptable level of risk in order to minimize the cost of providing pension benefits. The Company’s target asset allocation for 2006 as a percentage of market value is as follows: equities— 55%-65%; bonds—25%-40% and cash and money funds—0%-20%. This target range was the same in 2005. As of the Company’s 2005 and 2004 measurement dates (September 30 for most plans), the percentage of fair value of total assets by asset category was as follows:

	2005	2004
Asset allocation:
Equity securities and funds	58.5%	61.1%
Debt securities and funds	25.1	38.1
Other	16.4	0.8

Total	100.0%	100.0%

Information about the expected benefit payments for the Company’s pension and postretirement plans are as follows (in millions):

Years ended December 31,	Pension Plans	Post-retirement Plans
2006	$19.0	$1.6
2007	38.2	1.6
2008	18.3	1.7
2009	17.9	1.7
2010	17.7	1.8
2011-2015	92.1	10.1

Total	$203.2	$18.5

A one percentage point increase or one percentage point decrease in healthcare costs would increase or decrease the benefit obligation under the Company’s postretirement plans by approximately $2.0 million or $1.7 million, respectively. The effect of either a one percentage point increase or a one percentage point decrease in health care costs would affect the aggregate annual service and interest costs under the Company’s postretirement plans by approximately $0.2 million or $0.1 million, respectively.

12. Reorganization and Acquisition-Related Integration Costs

Branded Consumables Segment Reorganization

As part of the AHI Acquisition, during the first quarter of 2005, the Company began implementing a strategic plan to reorganize its branded consumables segment and thereby facilitate long-term cost savings and improve management and reporting capabilities. Specific cost savings initiatives include the utilization of certain shared distribution and warehousing services and information systems platforms and outsourcing the manufacturing of certain kitchen products. Reorganization costs relating to this strategic plan are currently estimated at approximately $4.2 million, excluding any capital expenditures. During the year ended December 31, 2005, the Company recorded charges of approximately $1.2 million consisting of severance and other employee benefit-related costs (including a non-cash charge of $0.6 million) and other costs of $2.0 million (including $1.3 million of equipment write-offs) which are reflected in “Reorganization and acquisition-related integration costs” in the Consolidated Statements of Income. During the year ended December 31, 2005, the Company paid $0.5 million in severance and other employee benefit related costs and $0.7 million in other costs. As of December 31, 2005, approximately $0.1 million of the charge recorded remains accrued and is reflected in “Other current liabilities” in the Consolidated Balance Sheets. The initiative is currently scheduled to be completed in the first quarter of 2006 and all accrued amounts are expected to be paid during that time period.

Outdoor Solutions Segment Outsourcing

During 2003, Coleman announced its intention to outsource the manufacturing of its outdoor recreation appliances manufactured at its Lyon, France facility. In 2004, Coleman initiated the outsourcing activities upon completion of reviews conducted by government and union officials. Other manufacturing operations in Lyon were unaffected by this move. During the year ended December 31, 2005, the Company recorded charges of approximately $1.0 of other costs, consisting primarily of costs associated with the plant closing and related costs, which are reflected in “Reorganization and acquisition-related integration costs” in the Consolidated Statements of Income. The initiative is currently scheduled to be substantially completed in 2006 and is expected to result in the termination of approximately 125 employees, of which 87 were terminated as of December 31, 2005. The Company currently expects that it will incur additional charges of approximately $1.1 million related to this initiative. During the year ended December 31, 2005, the Company paid $5.3 million in severance and other employee benefit-related costs and $1.5 million in other costs. As of December 31, 2005, $4.4 million, primarily related to severance and other employee benefit-related costs, remains accrued, of which $4.1 million is reflected in “Other current liabilities” and $0.3 million is reflected in “Other non-current liabilities” in the Consolidated Balance Sheets. The amounts accrued are expected to be fully paid by 2007.

Outdoor Solutions Management Reorganization

Immediately following the AHI Acquisition, certain executive management changes were made at Coleman. The Company recorded charges, relating to travel, relocation, retention and other related costs of key management and other personnel, of approximately $2.0 million during the year ended December 31, 2005, $0.6 million of which was paid during the period. These costs are reflected in “Reorganization and acquisition-related costs” in the Consolidated Statements of Income. As of December 31, 2005, $1.4 million, primarily related to severance and other employee benefit-related costs, remains accrued and is reflected in “Other current liabilities.” The costs associated with the related terminations following the AHI Acquisition were included in the determination of the cost of the AHI Acquisition.

Consumer Solutions Segment Reorganization

As part of the AHI Acquisition and THG Acquisition, it was determined that, due to similarities between the combined consumer solutions customer base, distribution channels and operations, significant cost savings could be achieved by integrating certain functions of the three businesses, such as distribution and warehousing, information technology and certain other back-office functions. In order to take advantage of a shared infrastructure and facilitate combined strategic management of this business segment, the Company executed certain reorganization plans and acquisition related initiatives. During the year ended December 31, 2005, the Company recorded charges of approximately $13.7 million in severance and other employee benefit-related costs and $6.5 million in other costs. Other costs consist of $2.2 million related to plant closings, $2.0 million of non-cash equipment write-offs, and $2.3 million of professional fees, administrative costs and other charges related to the integration of operations within the consumer solutions segment. These severance, employee benefit-related and other costs are reflected in “Reorganization and acquisition-related integration costs” in the Consolidated Statements of Income. The initial phase of this initiative is currently scheduled to be completed in February 2006 and is expected to result in the termination of approximately 61 employees, of which 58 were terminated as of December 31, 2005. The Company currently expects that it will incur additional charges of approximately $0.5 million related to this initiative, excluding any capital expenditures. During the year ended December 31, 2005, the Company paid $2.4 million of retention bonuses which have been fully amortized over the retention period, $2.5 million for severance and other employee benefit-related costs, and $3.7 million in other costs. As of December 31, 2005, $11.0 million of severance, other employee benefit-related costs and other costs remain accrued, which are reflected in “Other current liabilities” in the Consolidated Balance Sheets. The amounts accrued are expected to be fully paid by 2007.

Corporate Reorganization and Acquisition-Related Integration Costs

As part of the AHI Acquisition, it was determined that certain corporate functions of the two entities would be combined and redundant functions would be eliminated. Further, certain functions and responsibilities would be transitioned to the Company’s offices in Florida, while other functions would transition to the Company’s New York headquarters. During the year ended December 31, 2005, the Company recorded charges of approximately $2.7 million consisting of $1.2 million in severance and other employee benefit-related costs and $1.5 million in other costs, which are reflected in “Reorganization and acquisition-related integration costs” in the Consolidated Statements of Income, of which $2.1 million has been paid. Other costs consist primarily of recruitment fees, relocation costs and travel expenses directly associated with the reorganization. The initiative is currently scheduled to be completed by the second quarter of 2006 and will result in the termination of 21 employees, 15 of which were terminated as of December 31, 2005. As of December 31, 2005, $0.6 million of employee benefit-related costs and other costs remain accrued, which are reflected in “Other current liabilities” in the Consolidated Balance Sheets.

The following table sets forth the details and the activity related to reorganization and acquisition-related integration costs as of and for the year ended December 31, 2005 (in millions):

	Severance and Other Employee Benefit-Related Costs	Other Costs	Total
Accrual balance at December 31, 2004	$—	$—	$—
Additions:
Balances assumed upon AHI Acquisition and THG Acquisition	11.6	0.7	12.3
Reorganization and acquisition-related integration costs	18.1	11.0	29.1
Foreign currency translation	(0.7)	—	(0.7)
Deductions:
Cash payments	(12.5)	(6.8)	(19.3)
Non-cash	(0.6)	(3.3)	(3.9)

Accrual balance at December 31, 2005	$15.9	$1.6	$17.5

13. Segment Information

The Company currently reports four business segments: branded consumables, consumer solutions, outdoor solutions and other. The financial position and operating results from prior periods have been reclassified to conform with current year presentation as a result of the AHI Acquisition and the inclusion of the former plastics consumables segment within the other segment.

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

In the consumer solutions segment, the Company manufactures or sources, markets and distributes an array of innovative kitchen and other household products that includes bedding, blenders, coffee makers, heating pads, home vacuum packaging machines, smoke and carbon monoxide alarms, personal and animal grooming products, and warming blankets, as well as related consumable products. The segment’s leading brands include, Bionaire®, Crock-Pot®, First Alert®, FoodSaver®, Harmony®, Health-o-meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam®, VillaWare® and White Mountain™. As discussed in Note 3, the JCS portion of this business was purchased with the AHI Acquisition effective January 24, 2005, and the Holmes portion of this business was purchased with the THG Acquisition, effective July 18, 2005.

As discussed in Note 3, the outdoor solutions segment was created through the acquisition of the Coleman business effective January 24, 2005. In this segment, the Company manufactures or sources, markets and distributes outdoor leisure products worldwide under the Campingaz® and Coleman® brand names for use outside the home or away from the home, such as products for camping, backpacking, tailgating, backyard grilling and other outdoor activities.

The other segment primarily consists of a plastic consumables business which manufactures markets and distributes a wide variety of consumer and medical plastic products, including products sold to retailers by the Company’s branded consumables segment (plastic cutlery) and consumer solutions segment (containers). The other segment also includes a producer of zinc strip.

Net sales, operating earnings, depreciation and amortization, and assets employed in operations by segment are summarized as follows (in millions):

	Years Ended December 31,
	2005	2004	2003
Net sales:
Branded consumables(a)	$560.2	$473.1	$257.9
Consumer solutions(b)	1,642.1	222.1	216.1
Outdoor solutions(c)	820.7	—	—
Other	233.6	195.6	151.9
Intercompany eliminations(f)	(67.5)	(52.2)	(38.2)

Total net sales	$3,189.1	$838.6	$587.7

Operating earnings:
Branded consumables(a)(d)	$82.3	$75.8	$36.6
Consumer solutions(b)(d)	131.0	37.0	42.6
Outdoor solutions(c)(d)	44.6	—	—
Other	19.6	15.7	15.1
Intercompany eliminations(e)	—	—	(1.0)
Unallocated costs(f)	(91.5)	(32.5)	(21.8)

Total operating earnings	$186.0	$96.0	$71.5

Depreciation and amortization:
Branded consumables(a)	$6.8	$6.3	$3.7
Consumer solutions(b)	23.8	3.4	2.3
Outdoor solutions(c)	17.3	—	—
Other	9.3	9.3	9.0
Corporate(g)	0.4	0.2	—

Total depreciation and amortization	$57.6	$19.2	$15.0

	December 31, 2005	December 31, 2004
Assets employed in operations:
Branded consumables(a)	$718.3	$671.5
Consumer solutions(b)	2,001.6	241.2
Outdoor solutions(c)	664.5	—
Other	75.6	69.6

Total assets employed in operations	3,460.0	982.3
Corporate(g)	64.6	60.1

Total assets	$3,524.6	$1,042.4

(a)	The United States Playing Card Company business is included in the branded consumables segment effective June 28, 2004, the date of its acquisition.
(b)	The Jarden Consumer Solutions business, acquired with the acquisition of American Household, Inc. (the “AHI Acquisition”), is included in the consumer solutions segment effective January 24, 2005, and The Holmes Group business is included in the consumer solutions segment effective July 18, 2005, the date of its acquisition.
(c)	The outdoor solutions segment was created upon the purchase of the Coleman business with the AHI Acquisition, effective January 24, 2005.

(d)	For the year ended December 31, 2005 the operating earnings of the branded consumables, consumer solutions and outdoor solutions segments reflect $0.2 million, $12.4 million and $9.8 million, respectively, of purchase accounting adjustments for manufacturers profit in acquired inventory that had the effect of reducing the operating earnings as presented. Additionally, the consumer solutions and outdoor solutions segments reflect $1.6 million and $0.9 million, respectively, of write offs of inventory relating to reorganization and acquisition-related integration initiatives that had the effect of reducing the operating earnings as presented for the year ended December 31, 2005.
(e)	Intersegment sales are recorded at cost plus an agreed upon profit on sales.
(f)	For the year ended December 31, 2005, unallocated costs include $29.1 million (see Note 12) of reorganization and acquisition-related integration costs, and for the years ended December 31, 2005, 2004 and 2003, $62.4, $32.4 and $21.8 million, respectively, of non-cash compensation related to the issuance of stock options and restricted shares of Company common stock to employees and Directors of the Company.
(g)	Corporate assets primarily include purchase price paid in excess of fair value of tangible assets for the AHI Acquisition and the THG Acquisition (see Note 3), cash and cash equivalents, amounts relating to benefit plans, deferred tax assets and corporate facilities and equipment.

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

Net sales of these products in 2005, 2004 and 2003 were as follows (in millions):

	Years Ended December 31,
	2005	2004	2003
Kitchen products	$208.0	$205.8	$194.4
Home improvement products	152.7	138.1	41.0
Playing cards products	122.5	80.5	—
Other specialty products	77.0	48.7	22.5

Total branded consumables net sales	$560.2	$473.1	$257.9

The Company’s sales are principally within the United States. The Company’s international operations are mainly based in Europe, Canada, Latin America and Japan. Net sales of the Company’s products outside of the United States were approximately $773 million, $78.6 million and $38.6 million for the years ended December 31, 2005, 2004 and 2003, respectively, or on a percentage basis approximately 23.8%, 8.8% and 6.6% of the Company’s net sales for each of the same periods.

14. Condensed Consolidating Financial Statements

The Company’s 9 3/4% Senior Subordinated Notes (see Note 5) are fully guaranteed, jointly and severally, by several of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these Senior Subordinated Notes. Following the AHI Acquisition in 2005, the Non-Guarantor Subsidiaries are no longer considered minor and, as such, pursuant to Article 3-10(f) of Regulation S-X, the Company has presented below the summarized condensed consolidating financial statements of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis as of and for the year ended December 31, 2005.

Condensed Consolidating Statements of Income (in millions)

	Year Ended December 31, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,668.9	$942.8	$(422.6)	$3,189.1
Costs and expenses	113.4	2,438.8	873.5	(422.6)	3,003.1

Operating (loss) earnings	(113.4)	230.1	69.3	—	186.0
Other expense, net	79.0	21.9	24.4	—	125.3
Equity in the income of subsidiaries	253.1	48.2	—	(301.3)	—

Net income	$60.7	$256.4	$44.9	$(301.3)	$60.7

Condensed Consolidating Balance Sheet (in millions):

	As of December 31, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$226.0	$958.0	$303.9	$(23.5)	$1,464.4
Investment in subsidiaries	2,762.4	104.1	—	(2,866.5)	—
Non-current assets	32.8	2,387.0	245.9	(605.5)	2,060.2

Total assets	$3,021.2	$3,449.1	$549.8	$(3,495.5)	$3,524.6

Liabilities and stockholders’ equity
Current liabilities	$93.4	$408.0	$212.2	$0.9	$714.5
Non-current liabilities	1,923.9	293.8	218.4	(629.9)	1,806.2
Stockholders’ equity	1,003.9	2,747.3	119.2	(2,866.5)	1,003.9

Total liabilities and stockholders’ equity	$3,021.2	$3,449.1	$549.8	$(3,495.5)	$3,524.6

Condensed Consolidating Statement of Cash Flows (in millions):

	Year Ended December 31, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(146.8)	$298.4	$89.3	$—	$240.9
Financing activities:
Proceeds from revolving credit borrowings	373.1	—	—	—	373.1
Payments on revolving credit borrowings	(373.1)	—	—	—	(373.1)
Proceeds (payments) from (to) intercompany transactions	349.5	(320.1)	(29.4)	—	—
Proceeds from issuance of long-term debt	1,310.8	—	56.0	—	1,366.8
Payments on long-term debt	(369.9)	—	—	—	(369.9)
Proceeds from issuance of stock, net of transaction fees	356.2	—	—	—	356.2
Repurchase of common stock	(35.4)	—	—	—	(35.4)
Proceeds from recouponing of interest rate swaps	16.8	—	—	—	16.8
Debt issuance costs	(20.3)	—	(1.0)	—	(21.3)
Other	19.1	(0.4)	(12.1)	—	6.6

Net cash provided by (used in) financing activities	1,626.80	(320.5)	13.5	—	1,319.8

Investing activities:
Additions to property, plant and equipment	(0.9)	(45.7)	(11.9)	—	(58.5)
Acquisition of business, net of cash acquired	(1,311.1)	57.0	(35.5)	—	(1,289.6)
Other	—	7.0	—	—	7.0

Net cash (used in) provided by investing activities	(1,312.0)	18.3	(47.4)	—	(1,341.1)

Effect of exchange rate changes on cash	—	—	(3.2)	—	(3.2)
Net (decrease) increase in cash and cash equivalents	168.0	(3.8)	52.2	—	216.4
Cash and cash equivalents at beginning of year	16.5	(0.8)	5.0	—	20.7

Cash and cash equivalents at end of year	$184.5	$(4.6)	$57.2	$—	$237.1

The amounts reflected as proceeds (payments) from (to) intercompany transactions represent cash flows originating from transactions conducted between guarantor subsidiaries, non-guarantor subsidiaries and parent in the normal course of business operations.

15. Quarterly Results of Operations (Unaudited)

Summarized quarterly results of operations for 2005 and 2004 were as follows (see Note 3 for a discussion of the Company’s acquisitions that occurred during these periods):

	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter(2)	Total
	(millions of dollars, except per share amounts)
2005
Net sales	$521.3	$754.4	$938.0	$975.4	$3,189.1
Gross profit	121.0	196.4	238.7	230.7	786.8
Net income	—	32.8	25.4	2.5	60.7
Basic (loss) earnings per share(3)	(0.76)	0.13	0.41	0.04	0.23
Diluted (loss) earnings per share(3)	(0.76)	0.12	0.40	0.04	0.22

2004
Net sales	$158.3	$199.0	$244.6	$236.7	$838.6
Gross profit	48.4	64.2	85.1	77.8	275.5
Net income (loss)	7.5	16.1	22.3	(3.4)	42.5
Basic earnings (loss) per share(3)	0.19	0.39	0.55	(0.08)	1.03
Diluted earnings (loss) per share(3)	0.18	0.38	0.55	(0.08)	0.99

(1)	Third quarter of 2005 includes a non-cash restricted stock charge of $29.8 million and related tax benefit.
(2)	Fourth quarter of 2004, includes a non-cash restricted stock charge of $32.5 million and related tax benefit. Fourth quarter of 2005 includes a non-cash charge of $32.0 million and related tax benefit attributable to stock options and restricted stock.
(3)	Earnings per share calculations for each quarter are based on the weighted average number of shares outstanding for each period, and the sum of the quarterly amounts may not necessarily equal the annual earnings per share amounts.

As discussed in Note 1, the Company has restated its unaudited interim pro forma information related to employee stock-based compensation measured under SFAS 123 for certain of its restricted stock awards with market conditions and the employee stock purchase plan for the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005 in the table below. The corresponding quarterly periods of 2004 were not impacted. The Company has not amended and does not expect to amend its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.

The Company recorded certain compensation expense totaling $6.1 million in the fourth quarter of 2005 related to a long-term incentive program as part of the AHI Acquisition that was deemed to be earned in 2005. Of this total charge, $0.3 million, $1.2 million, and $3.0 million related to the first, second and third quarters of 2005, respectively.

	Three Months Ended
	March 31, 2005 (restated)	June 30, 2005 (restated)	September 30, 2005 (restated)
	(millions of dollars, except per share amounts)
Net income, as reported	$—	$32.8	$25.4
Paid-in-kind dividends on Series B and C preferred stock	(5.5)	(2.8)	(1.4)
Charges from beneficial conversions of Series B and Series C preferred stock	(16.5)	(22.4)	—
Income allocable to preferred stockholders	—	(1.9)	—

Income (loss) available to common stockholders	(22.0)	5.7	24.0
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	0.1	0.2	19.2
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax related effects	(1.0)	(3.4)	(28.4)

Pro forma (loss allocable) net income available to common stockholders	$(22.9)	$2.5	$14.8

Pro forma earnings per share:
Basic	$(0.79)	$0.06	$0.25
Diluted	$(0.79)	$0.06	$0.25

17. Subsequent Events (Unaudited)

On February 24, 2006 the Company executed an amendment to the Senior Credit Facility which modified certain covenants and permitted the Company to increase its repurchases of common stock from $60.0 million to $186.0 million. In connection with this amendment, the Company was required to repay $26.0 million of principal outstanding under its Term Loan facility, which was repaid in March 2006 (see Note 6).

In February 2006, the Board of Directors of the Company authorized a new stock repurchase program to acquire up to $150 million of Company common stock through open market and privately negotiated transactions. On March 1, 2006, the Company repurchased 2.0 million shares of the Company’s common stock for $50.0 million through a privately negotiated sale.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the periods covered by this Annual Report on Form 10-K.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005.

On January 24, 2005, the Company completed the acquisition of American Household, Inc. and, on July 18, 2005 completed the acquisition of The Holmes Group, Inc., (“Holmes”) both privately held companies. The Company has excluded from its assessment of and conclusion on the effectiveness of internal control over financial reporting, Holmes internal controls over financial reporting. As of December 31, 2005, The Holmes Group, Inc. constituted 27% of the Company’s consolidated total assets, and 13% of net sales for the year then ended.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

During the quarter that ended on the Evaluation Date, there was no change in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

Jarden Corporation has adopted a “Business Conduct and Ethics Policy” (“Code”) for all its employees, including its principal executive officer, principal financial officer and principal accounting officer. The Code is available on our Internet web site at http://www.jarden.com, at the tab “Governance”.

Other information required by Item 10, including information regarding directors, membership and function of the audit committee, including the financial expertise of its members, and Section 16(a) compliance, appearing under the captions “Election of Directors”, “Information Regarding Board of Directors” and “Other Matters” of the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference. The Company will file its Proxy Statement with the Commission not later than 120 days after December 31, 2005.

Item 11. Executive Compensation

The information required by Item 11 appearing under the caption “Executive Compensation” of the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference. The Company will file its Proxy Statement with the Commission not later than 120 days after December 31, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 appearing under the captions “Executive Compensation” and “Security Ownership of Certain Beneficial Owners and Management” of the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference. The Company will file its Proxy Statement with the Commission not later than 120 days after December 31, 2005.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 appearing under the caption “Certain Relationships and Related Transactions” of the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference. The Company will file its Proxy Statement with the Commission not later than 120 days after December 31, 2005.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 appearing under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm—Fees Paid to Ernst & Young LLP” of the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated by reference. The Company will file its Proxy Statement with the Commission not later than 120 days after December 31, 2005.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements:

Location In Form 10-K

Reports of independent registered public accounting firm	Item 8

Consolidated statements of income—Years ended December 31, 2005, 2004 and 2003	Item 8

Consolidated balance sheets—December 31, 2005 and 2004	Item 8

Consolidated statements of cash flows—Years ended December 31, 2005, 2004 and 2003	Item 8

Consolidated statements of changes in stockholders’ equity—Years ended December 31, 2005, 2004 and 2003	Item 8

Notes to consolidated financial statements	Item 8

(2) Financial Statement Schedule:

See Schedule II, Valuation and Qualifying Accounts and Reserves, of this Form 10-K.
All other financial schedules are not applicable and therefore have been omitted.

(3) Exhibits:

Copies of exhibits incorporated by reference can be obtained from the Commission and are located in Commission File No. 0-12052.

Exhibit Number	Description of Exhibit
2.1	Securities Purchase Agreement, dated as of September 19, 2004, by and among American Household, Inc., Jarden Corporation, Morgan Stanley Senior Funding, Inc., Wachovia Bank National Association, Banc of America Strategic Solutions, Inc., Jerry W. Levin, 1st Trust & Co. FBO, Jerry W. Levin, Rollover, 1st Trust & Co. FBO, Jerry W. Levin, IRA SEP and Abby L. Levin Trust (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 23, 2004, and incorporated herein by reference).

2.2	Purchase Agreement, dated as of September 19, 2004, between Jarden Corporation and Warburg Pincus Private Equity VIII, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on September 23, 2004, and incorporated herein by reference).

2.3	Agreement and Plan of Merger dated as of June 28, 2005 among Jarden Corporation, JCS/THG, LLC, The Holmes Group, Inc., Berkshire Investors, LLC, Berkshire Fund IV, Limited Partnership, Berkshire Fund V, Limited Partnership, Jordan A. Kahn, The Jordan A. Kahn Family Limited Partnership and the other parties on the signature pages thereto (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with Commission on July 5, 2005, and incorporated herein by reference).

2.4	Amendment No. 1, dated July 18, 2005, to the Agreement and Plan of Merger dated as of June 28, 2005 among Jarden Corporation, JCS/THG, LLC, The Holmes Group, Inc., Berkshire Investors, LLC, Berkshire Fund IV, Limited Partnership, Berkshire Fund V, Limited Partnership, Jordan A. Kahn, The Jordan A. Kahn Family Limited Partnership and the other parties on the signature pages thereto (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 20, 2005, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Jarden Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 15, 2005, and incorporated herein by reference).

3.4	Certificate of Designations, Preferences and Rights of Series B Convertible Participating Preferred Stock of Jarden Corporation and the Certificate of Correction thereto (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2005, and incorporated herein by reference).

3.5	Certificate of Designations, Preferences and Rights of Series C Mandatory Convertible Participating Preferred Stock of Jarden Corporation and the Certificate of Correction thereto (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2005, and incorporated herein by reference).

3.6	Certificate of Elimination of the Series C Mandatory Convertible Participating Preferred Stock of Jarden Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 20, 2005, and incorporated herein by reference).

3.7	Certificate of Elimination of the Series B Convertible Participating Preferred Stock of Jarden Corporation (filed as Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2005, and incorporated herein by reference).

3.8	Bylaws of the Company (filed as Exhibit C to the Company’s Definitive Proxy Statement, filed with the Commission on November 26, 2001, and incorporated herein by reference).

4.1	Indenture, dated as of April 24, 2002 (the “April 2002 Indenture”), among the Company, Alltrista Newco Corporation, Alltrista Plastics Corporation, Alltrista Unimark, Inc., Alltrista Zinc Products, L.P., Caspers Tin Plate Company, Hearthmark, Inc., Lafayette Steel & Aluminum Corporation, LumenX Corporation, Penn Video, Inc., Quoin Corporation, Tilia, Inc., Tilia Direct, Inc., Tilia International, Inc., TriEnda Corporation, Unimark Plastics, Inc., and The Bank of New York, as trustee, and form of Old Note attached as Exhibit A thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 9, 2002, and incorporated herein by reference).

4.2	First Supplemental Indenture to the April 2002 Indenture, dated as of May 7, 2003, among the Company, the guarantors named therein and The Bank of New York, as trustee, and form of note attached as Exhibit A thereto, (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

4.3	Second Supplemental Indenture to the April 2002 Indenture, dated as of May 28, 2003, among the Company, the guarantors named therein and The Bank of New York, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

4.4	Third Supplemental Indenture to the April 2002 Indenture, dated as of September 25, 2003, among the Company, the guarantors named therein and The Bank of New York, as trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
4.5	Fourth Supplemental Indenture to the April 2002 Indenture, dated as of April 16, 2004, among the Company, the guarantors named therein and The Bank of New York, as trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 filed with the Commission on August 9, 2004, and incorporated herein by reference).

4.6	Fifth Supplemental Indenture to the April 2002 Indenture, dated as of July 23, 2004, among the Company, the guarantors named therein and The Bank of New York, as trustee (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 filed with the Commission on August 9, 2004, and incorporated herein by reference).

4.7	Sixth Supplemental Indenture to the April 2002 Indenture, dated as of February 24, 2005, among the Company, the guarantors named therein and The Bank of New York, as trustee (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 2, 2005, and incorporated herein by reference).

4.8	Seventh Supplemental Indenture to the April 2002 Indenture, dated as of August 4, 2005, among the Company, the Guarantors named herein and The Bank of New York, as trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2005, and incorporated herein by reference).

†10.1	Form of Indemnification Agreement (filed as Exhibit 10.13 to the Company’s Registration Statement on Form 10, filed with the Commission on March 17, 1993, and incorporated herein by reference).

†10.2	List of Directors and Executive Officers party to Exhibit 10.6 (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 1996, and incorporated herein by reference).

†10.3	Alltrista Corporation 1998 Long Term Equity Incentive Plan, as amended and restated (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

†10.4	Alltrista Corporation 2001 Stock Option Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2001, and incorporated herein by reference).

†10.5	Amendment No. 1 to the Alltrista Corporation 2001 Stock Option Plan (filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

†10.6	Second Amended and Restated Employment Agreement, dated as of January 24, 2005, between the Company and Martin E. Franklin (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2005, and incorporated herein by reference).

†10.7	Second Amended and Restated Employment Agreement, dated as of January 24, 2005, between the Company and Ian G.H. Ashken (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2005, and incorporated herein by reference).

†10.8	Employment Agreement between the Company and J. David Tolbert, effective January 1, 2002 (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K/A, filed with the Commission on October 17, 2002, and incorporated herein by reference).

†10.9	Amended and Restated Employment Agreement between the Company and James E. Lillie, effective January 24, 2005 (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2005, and incorporated herein by reference).

†10.10	Employment Agreement, dated as of May 3, 2003, between the Company and Desiree DeStefano (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 filed with the Commission on May 7, 2004, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
†10.11	Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Martin E. Franklin (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002 and incorporated herein by reference).

†10.12	Amendment No. 1, dated as of February 7, 2002, to Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Martin E. Franklin (filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

†10.13	Amendment No. 2, dated as of April 15, 2002, to Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Martin E. Franklin (filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

†10.14	Amendment No. 3, dated as of July 15, 2002, to Restricted Stock Award Agreement dated January 2, 2002 between the Company and Martin E. Franklin (filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

†10.15	Amendment No. 4, dated as of September 4, 2003, to Restricted Stock Award Agreement dated January 2, 2002 between the Company and Martin E. Franklin (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

†10.16	Amendment No. 5, dated as of October 2, 2003, to Restricted Stock Award Agreement dated January 2, 2002 between the Company and Martin E. Franklin (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on October 27, 2003, and incorporated herein by reference).

†10.17	Amendment No. 6, dated as of October 31, 2003, to the Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Martin E. Franklin (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 14, 2003, and incorporated herein by reference).

†10.18	Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Martin E. Franklin (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

†10.19	Amendment No. 1, dated as of September 4, 2003, to the Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Martin E. Franklin. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

†10.20	Amendment No. 2, dated as of October 2, 2003, to the Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Martin E. Franklin (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on October 27, 2003, and incorporated herein by reference).

†10.21	Amendment No. 3, dated as of October 31, 2003, to the Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Martin E. Franklin (filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 14, 2003, and incorporated herein by reference).

†10.22	Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
†10.23	Amendment No. 1, dated as of February 7, 2003, to Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

†10.24	Amendment No. 2, dated as of April 15, 2002, to Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

†10.25	Amendment No. 3, dated as of July 25, 2002, to Restricted Stock Award Agreement dated January 2, 2002 between the Company and Ian G.H. Ashken (filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

†10.26	Amendment No. 4, dated as of September 4, 2003, to Restricted Stock Award Agreement dated January 2, 2002 between the Company and Ian G.H. Ashken (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

†10.27	Amendment No. 5, dated as of October 2, 2003, to Restricted Stock Award Agreement dated January 2, 2002 between the Company and Ian G.H. Ashken (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on October 27, 2003, and incorporated herein by reference).

†10.28	Amendment No. 6, dated as of October 31, 2003, to the Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 14, 2003, and incorporated herein by reference).

†10.29	Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Ian G.H. Ashken (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

†10.30	Amendment No. 1, dated as of September 4, 2003, to the Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Ian G.H. Ashken (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

†10.31	Amendment No. 2, dated as of October 2, 2003, to the Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Ian G.H. Ashken (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on October 27, 2003, and incorporated herein by reference).

†10.32	Amendment No. 3, dated as of October 31, 2003, to the Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Ian G.H. Ashken (filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 14, 2003, and incorporated herein by reference).

†10.33	Restricted Stock Award Agreement, dated as of August 4, 2003, between the Company and James E. Lillie (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

†10.34	Amendment No. 1, dated as of September 4, 2003, to the Restricted Stock Award Agreement, dated as of August 4, 2003, between the Company and James E. Lillie (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
†10.35	Amendment No. 2, dated as of October 2, 2003, to the Restricted Stock Award Agreement, dated as of August 4, 2003, between the Company and James E. Lillie (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Commission on October 27, 2003, and incorporated herein by reference).

†10.36	Amendment No. 3, dated as of October 31, 2003, to the Restricted Stock Award Agreement, dated as of August 4, 2003, between the Company and James E. Lillie (filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 14, 2003, and incorporated herein by reference).

†10.37	Restricted Stock Award Agreement, dated as of June 23, 2005, between the Company and Martin E. Franklin (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2005, and incorporated herein by reference).

†10.38	Restricted Stock Award Agreement, dated as of June 23, 2005, between the Company and Ian G.H. Ashken (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2005, and incorporated herein by reference).

†10.39	Restricted Stock Award Agreement, dated as of June 23, 2005, between the Company and James E. Lillie (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2005, and incorporated herein by reference).

†10.40	Amended and Restated Jarden Corporation 2003 Stock Incentive Plan (incorporated by reference from Annex C to the Company’s 2005 Definitive Proxy Statement with respect to the Company’s 2005 Annual Meeting of Stockholders, as filed with the Commission on March 9, 2005).

†10.41	Jarden Corporation 2003 Employee Stock Purchase Plan (incorporated by reference from Annex C to the Company’s 2003 Definitive Proxy Statement with respect to the Company’s 2003 Annual Meeting of Stockholders, as filed with the Commission on March 28, 2003).

†10.42	Amendment No. 1 to the Jarden Corporation 2003 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on April 13, 2005, and incorporated herein by reference).

†10.43	Amendment No. 2 to the Jarden Corporation 2003 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on May 5, 2005, and incorporated herein by reference).

10.44	Credit Agreement, dated as of January 24, 2005, among Jarden Corporation, as the borrower, Canadian Imperial Bank of Commerce, as administrative agent, Citicorp USA, Inc., as syndication agent, and Bank of America, N.A., National City Bank of Indiana and SunTrust Bank, as co-documentation agents, and Citigroup Global Markets Inc. and CIBC World Markets Corp., as joint-lead arrangers and joint book-running managers, and the lenders and letters of credit issuers parties thereto. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2005, and incorporated herein by reference).

10.45	Pledge and Security Agreement, dated as of January 24, 2005, by and among Jarden Corporation and the several subsidiary grantors signatories thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2005, and incorporated herein by reference).

10.46	Guaranty, dated as of January 24, 2005, of the several subsidiary guarantors signatories thereto (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2005, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
10.47	Amendment No. 1 to the Credit Agreement dated April 11, 2005 by and among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 13, 2005, and incorporated herein by reference).

10.48	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on April 13, 2005, and incorporated herein by reference).

10.49	Amendment No. 2 to the Credit Agreement and Amendment No. 1 to Pledge and Security Agreement dated July 18, 2005 by and among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 20, 2005, and incorporated herein by reference).

10.50	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 20, 2005, and incorporated herein by reference).

*10.51	Amendment No. 3 to the Credit Agreement dated December 21, 2005 by and among the Company and CIBC, as Administrative Agent.

*10.52	Consent, Agreement and Affirmation of Guaranty.

*10.53	Amendment No. 4 to the Credit Agreement dated February 24, 2006 by and among the Company and CIBC, as Administrative Agent.

*10.54	Consent, Agreement and Affirmation of Guaranty.

10.55	Form of the new 9 3/4% Senior Subordinated Notes Due 2012 (the “New Note”) (filed as Exhibit 10.40 to Company’s Annual Report on Form 10-K, filed with the Commission on February 28, 2003 and incorporated herein by reference).

*21.1	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm.

*24.1	Power of Attorney (included on the signature page hereto).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
†	This Exhibit represents a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JARDEN CORPORATION (Registrant)

By:	/S/ MARTIN E. FRANKLIN
Martin E. Franklin Chairman and Chief Executive Officer March 8, 2006

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

/S/ MARTIN E. FRANKLIN Martin E. Franklin	Chairman and Chief Executive Officer (Principal Executive Officer)	March 8, 2006

/S/ IAN G.H. ASHKEN Ian G.H. Ashken	Vice Chairman, Chief Financial Officer and Company Secretary (Principal Financial Officer and Principal Accounting Officer)	March 8, 2006

/S/ RENÉ-PIERRE AZRIA René-Pierre Azria	Director	March 8, 2006

/S/ DOUGLAS W. HUEMME Douglas W. Huemme	Director	March 8, 2006

/S/ CHARLES KAYE Charles Kaye	Director	March 8, 2006

/S/ RICHARD L. MOLEN Richard L. Molen	Director	March 8, 2006

/S/ IRWIN D. SIMON Irwin D. Simon	Director	March 8, 2006

/S/ ROBERT L. WOOD Robert L. Wood	Director	March 8, 2006

Schedule II

JARDEN CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in millions)

	Balance at beginning of period	Charges to costs and expense	Deductions from reserves	Other(1)	Balance at end of period
Reserves against accounts receivable:
2005	$(14.2)	$(50.0)	$50.4	$(27.4)	$(41.2)
2004	(11.9)	(44.1)	43.7	(1.9)	(14.2)
2003	(6.1)	(38.3)	37.2	(4.7)	(11.9)
Valuation allowance against deferred taxes:
2005	(1.0)	(0.2)	—	(61.1)	(62.3)
2004	(1.0)	—	—	—	(1.0)
2003	(1.0)	—	—	—	(1.0)

(1)	Principally consisting of acquisitions and divestitures.

JARDEN CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2005

EXHIBIT INDEX

Copies of exhibits incorporated by reference can be obtained from the Commission and are located in Commission File No. 0-12052.

Exhibit Number	Description of Exhibit

*10.51	Amendment No. 3 to the Credit Agreement dated December 21, 2005 by and among the Company and CIBC, as Administrative Agent.

*10.52	Consent, Agreement and Affirmation of Guaranty.

*10.53	Amendment No. 4 to the Credit Agreement dated February 24, 2006 by and among the Company and CIBC, as Administrative Agent.

*10.54	Consent, Agreement and Affirmation of Guaranty.

*21.1	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
†	This Exhibit represents a management contract or a compensatory plan.