Form 10-Q
period 2006-03-31
JARDEN CORP
filed 2006-05-09
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Jarden Corporation

Delaware	0-21052	35-1828377
State of Incorporation	Commission File Number	IRS Identification Number

555 Theodore Fremd Avenue

Rye, New York 10580

Registrant’s telephone number, including area code: (914) 967-9400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class		Outstanding at April 28, 2006
Common Stock, par value $	0.01 per share	66,456,684 shares

JARDEN CORPORATION

Quarterly Report on Form 10-Q

For the three month period ended March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three month period ended
	March 31, 2006	March 31, 2005
Net sales	$791,661	$521,347
Cost of sales	605,991	400,390
Selling, general and administrative expenses (including stock-based compensation costs of $5,386 and $164 for the three months ended March 31, 2006 and March 31, 2005, respectively)	141,794	96,962
Reorganization and acquisition-related integration costs	9,359	2,928

Operating earnings	34,517	21,067
Interest expense, net	25,577	14,975
Loss on early extinguishment of debt	—	6,046

Income before taxes	8,940	46
Income tax provision	3,266	17

Net income	5,674	29
Paid-in-kind dividends on Series B and C preferred stock	—	(5,494)
Charges from beneficial conversions of Series B and C preferred stock	—	(16,541)

Income available (loss allocable) to common stockholders	$5,674	$(22,006)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.09	$(0.51)
Diluted earnings (loss) per share	$0.09	$(0.51)

Weighted average shares outstanding:
Basic	65,635	43,203
Diluted	66,496	43,203

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited) March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$82,657	$237,093
Accounts receivable, net of allowances of $36,004 in 2006, $41,200 in 2005	508,841	523,223
Income taxes receivable	1,130	1,828
Inventories	656,463	566,349
Deferred income taxes	86,517	84,677
Prepaid expenses and other current assets	48,132	51,277

Total current assets	1,383,740	1,464,447

Non-current assets:
Property, plant and equipment, net	315,960	320,553
Goodwill	1,274,179	1,263,179
Intangibles, net	430,986	431,213
Other assets	53,087	45,216

Total assets	$3,457,952	$3,524,608

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt and current portion of long-term debt	$65,580	$86,277
Accounts payable	282,390	260,155
Accrued salaries, wages and employee benefits	66,134	107,885
Taxes on income	10,722	15,388
Deferred consideration for acquisitions	11,791	11,591
Other current liabilities	232,644	233,231

Total current liabilities	669,261	714,527

Non-current liabilities:
Long-term debt	1,448,310	1,455,050
Deferred income taxes	134,501	123,902
Other non-current liabilities	225,819	227,283

Total non-current liabilities	1,808,630	1,806,235

Total liabilities	2,477,891	2,520,762

Stockholders’ equity:
Preferred stock ($0.01 par value, 5,000 shares authorized, no shares issued and outstanding at March 31, 2006 and December 31, 2005)	—	—
Common stock ($0.01 par value, 150,000 shares authorized; 68,814 shares issued at March 31, 2006 and December 31, 2005; and 66,457 and 68,066 shares outstanding at March 31, 2006 and December 31, 2005, respectively)	688	688
Additional paid-in capital	869,749	877,326
Retained earnings	160,993	155,321
Accumulated other comprehensive income (loss)	10,609	(4,031)
Less: Treasury stock, at cost, 2,357 shares in 2006 (2005 – 748 shares)	(61,978)	(25,458)

Total stockholders’ equity	980,061	1,003,846

Total liabilities and stockholders’ equity	$3,457,952	$3,524,608

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three month period ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net income	$5,674	$29
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	15,819	12,119
Other non-cash items	7,305	5,888
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	26,721	(47,507)
Inventory	(89,997)	(27,041)
Accounts payable	21,960	28,599
Other assets and liabilities	(58,477)	(56,653)

Net cash used in operating activities	(70,995)	(84,566)

Cash flows from financing activities:
Proceeds from revolving credit borrowings	95,049	54,526
Payments on revolving credit borrowings	(95,049)	(10,613)
Proceeds from issuance of long-term debt	—	850,000
Payments on long-term debt	(29,359)	(305,693)
Borrowings under foreign lines of credit, net	20,467	—
Proceeds from issuance of stock, net of transaction fees	2,388	350,379
Repurchase of common stock	(50,000)	—
Debt issuance costs	(1,995)	(17,455)
Other borrowings (repayments), net	(658)	1,012

Net cash (used in) provided by financing activities	(59,157)	922,156

Cash flows from investing activities:
Additions to property, plant and equipment	(12,212)	(10,944)
Acquisition of businesses, net of cash acquired	(12,254)	(805,604)
Other	122	49

Net cash used in investing activities	(24,344)	(816,499)
Effect of exchange rate changes on cash	60	—

Net (decrease) increase in cash and cash equivalents	(154,436)	21,091
Cash and cash equivalents at beginning of period	237,093	20,665

Cash and cash equivalents at end of period	$82,657	$41,756

Supplemental non-cash disclosure:
Common stock issued in conjunction with acquisitions	$—	$281,535

Supplemental cash disclosures:
Taxes paid	$10,183	$9,953
Interest paid	$21,280	$10,315

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, except for December 31, 2005 amounts)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Jarden Corporation (the “Company” or “Jarden”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The Condensed Consolidated Balance Sheet at December 31, 2005 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim statements should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K and any amendment thereto for the year ended December 31, 2005. Results of operations for the periods shown are not necessarily indicative of results for the full year, particularly in view of the varying seasonality of certain of the Company’s product line sales and the acquisitions of American Household Inc. (“AHI” and the “AHI Acquisition”) and The Holmes Group, Inc. (“Holmes” and the “THG Acquisition”) completed on January 24, 2005 and July 18, 2005, respectively (see Note 5). All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Certain reclassifications have been made in the Company’s financial statements of the prior year to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs”, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 requires the exclusion of certain costs from inventories and the allocation of fixed production overheads to inventories to be based on normal capacity of the production facilities. The provisions of SFAS 151 became effective for costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a significant impact on the Company’s consolidated financial position, results of operation and cash flows for the three months ended March 31, 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction,” effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 supersedes APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and requires retrospective application to prior periods of any voluntary changes to alternatively permitted accounting principles, unless impracticable. The Company has determined SFAS No. 154 does not have an impact on the condensed consolidated financial statements as of and for the three month period ended March 31, 2006.

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instrument – an amendment of FASB No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. For the quarter ended March 31, 2006, the Company determined there was no significant impact on the consolidated financial position, results of operations and cash flows of the Company as a result of adopting the provisions of SFAS No. 155.

During the fourth quarter of 2005, the Company adopted SFAS No. 123R, “Share-Based Payment (Revised 2004)”, (“SFAS No. 123R”). On February 3, 2006, the FASB issued FASB Staff Position SFAS 123R-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” (“FSP SFAS 123R-4”). FSP FAS 123R-4 is effective for the Company for the reporting period ended March 31, 2006. The Company concluded that the adoption of FSP FAS 123R-4 did not have a material impact on its consolidated financial position, results of operations, and cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. For the quarter ended March 31, 2006, the Company does not believe there will be a significant impact on the consolidated financial position, results of operations and cash flows as a result of adopting SFAS No. 156.

Product Warranty Costs

The Company recognizes warranty costs based on an estimate of amounts required to meet future warranty obligations arising as part of the sale of its products. In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 5 “Accounting for Contingencies”, the Company accrues an estimated liability at the time of a product sale based on historical claim rates applied to current period sales, as well as any information applicable to current product sales that may indicate a deviation from such historical claim rate trends. Product warranty reserves included $50.2 million and $54.0 million within “Other current liabilities” and $5.3 million and $5.9 million within “Other non-current liabilities” in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005, respectively.

Activity for the three months ended March 31, 2006 and 2005 was as follows (in millions):

Three month period ended
March 31, 2006
Warranty reserve at beginning of period	$59.9
Acquisitions and other adjustments	1.9
Provisions for warranties issued, net	24.0
Warranty claims paid	(30.3)

Warranty reserve at end of period	$55.5

2. Stock-Based Compensation

Effective October 1, 2005, the Company adopted SFAS No. 123R which requires the measurement and recognition of all unvested outstanding stock based payment awards made to employees and directors based on estimated fair value at date of grant. Compensation cost is recognized on a straight-line basis in the Condensed Consolidated Statement of Income related to stock options and restricted stock expected to vest as well as the Company’s employee stock purchase plans.

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

For the three months ended March 31, 2006, the Company recorded $5.4 million of stock based compensation costs (pretax) in accordance with SFAS 123R. For the three month period ended March 31, 2005, share based compensation costs of $0.2 million were recognized using the intrinsic value method as opposed to the fair value method as permitted under APB No. 25. Had share based compensation costs been recognized using the fair value method, pro forma net loss allocable to shareholders and loss per share would have been presented as follows (in millions, except per share data):

Three month period ended March 31, 2005
Net income, as reported (1)	$—
Paid-in-kind dividends on Series B and C preferred stock	(5.5)
Charges from beneficial conversions of Series B and C preferred stock	(16.5)

Loss allocable to common stockholders	(22.0)
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	0.2
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax related effects (2)	(1.0)

Pro forma net loss allocable to common stockholders	$(22.8)

Basic net loss per share:
As reported	$(0.51)
Pro forma (3)	$(0.53)

Diluted loss per share:
As reported	$(0.51)
Pro forma (3)	$(0.53)

(1)	Net income and earnings per share prior to October 1, 2005 does not include stock-based compensation expense related to stock options and employee stock purchase plans.

(2)	Stock-based compensation expense prior to October 1, 2005 was calculated using pro forma guidance under SFAS 123.

(3)	Pro forma net loss and pro forma loss per share prior to October 1, 2005 were calculated using pro forma guidance under SFAS 123.

For the three months ended March 31, 2006, the Company issued 260,400 restricted share awards. For those awards with common stock price vesting thresholds, the weighted average grant date fair values of these awards was $23.41 based on the following assumptions:

Expected volatility	36.5%
Risk-free interest rates	4.2%
Derived service periods (in years)	1.4

For all other restricted share awards issued during the three month period ended March 31, 2006, the weighted average grant date fair value was $26.96. As of March 31, 2006 unrecognized compensation cost attributable to share awards was $23.4 million expected to be recognized over a weighted average period of 1.1 years.

For the three months ended March 31, 2006, the Company issued 100,000 options with a weighted average grant date fair value of $12.00 per share. As of March 31, 2006 unrecognized compensation cost attributable to stock options was $15.7 million expected to be recognized over a weighted average period of 1.4 years.

3. Inventories

Inventories are stated at the lower of cost or market with cost being determined principally by the first-in, first-out method (“FIFO”), and were comprised of the following at March 31, 2006 and December 31, 2005 (in millions):

	March 31, 2006	December 31, 2005
Raw materials and supplies	$119.9	$108.4
Work in process	35.5	24.9
Finished goods	501.1	433.0

Total inventories	$656.5	$566.3

4. Property, Plant and Equipment

Property, plant and equipment, net, consist of the following at March 31, 2006 and December 31, 2005 (in millions):

	March 31, 2006	December 31, 2005
Land	$24.0	$23.8
Buildings	99.4	98.4
Machinery and equipment	384.4	374.5
Less: Accumulated depreciation	(191.8)	(176.1)

	$316.0	$320.6

As of March 31, 2006, assets held under capital leases amounted to $19 million and are included in “Machinery and equipment”.

Depreciation and amortization of property, plant and equipment charged against operations for the three month periods ended March 31, 2006 and 2005 was $15.8 million and $12.1 million, respectively.

5. Acquisitions

On July 18, 2005, the Company completed the acquisition of Holmes for approximately $420 million in cash and 6.15 million shares of the Company’s common stock. Holmes is a leading manufacturer and distributor of select home environment and small kitchen electrics under well-recognized consumer brands, including Bionaire®, Crock-Pot®, Harmony®, Holmes®, Patton®, Rival®, Seal-a-Meal® and White Mountain™. The aggregate purchase price was approximately $680 million, including transaction expenses. The cash portion of the THG Acquisition purchase price was financed with the issuance of an additional $380 million of term debt under the Senior Credit Facility, cash on hand and revolver borrowings.

On January 24, 2005, the Company completed its acquisition of AHI, a privately held company, for approximately $746 million for 100% of its equity and the repayment of approximately $100 million of indebtedness. AHI is the parent of The Coleman Company, Inc. (“Coleman”) and Sunbeam Products, Inc. (which we refer to as “Jarden Consumer Solutions” or “JCS”), leading producers of global consumer products through brands such as BRK®, Campingaz®, Coleman®, First Alert®, Health o meter®, Mr. Coffee®, Oster® and Sunbeam®. Of the equity portion of the purchase price, $40 million was held back by the Company to cover potential indemnification claims against the sellers of AHI and has not been accrued as a liability or considered part of the purchase price since the outcome of this contingency remains uncertain.

The Company financed the AHI Acquisition with the issuance of $350 million of equity securities and a new $1.05 billion senior credit facility (“Senior Credit Facility”), consisting of a term loan facility (“Term Loan”) in the aggregate principal amount of $850 million and a revolving credit facility (“Revolver”) with an aggregate commitment of $200 million. This facility replaced the Company’s Second Amended Credit Agreement (“Second Amended Credit Agreement”).

The AHI Acquisition and THG Acquisition represent significant elements in advancing the Company’s strategy of acquiring branded consumer products businesses with leading market positions in markets for products used in and around the home and home away from home.

The unaudited pro forma financial information below is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had these acquisitions been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at the applicable statutory tax rates. The following unaudited pro forma financial information includes the actual reported results of the Company, as well as giving pro forma effect to the THG Acquisition, the AHI Acquisition and related financing as if they had been consummated as of January 1, 2005 (in millions, except per share data):

Three month period ended March 31, 2005 (Pro Forma)
Net sales	$711.8
Net loss	(3.5)
Net loss allocable to common stockholders (after deducting preferred stock dividends and beneficial conversion charges)	(22.9)
Diluted loss per share	(0.46)

During 2005, the Company completed three tuck-in acquisitions within the Branded consumables segment. During the first quarter of 2006, the Company completed one tuck-in acquisition within the Branded consumables segment. All of these tuck-in acquisitions were not significant and therefore have been excluded from the pro forma disclosures above.

The goodwill and other intangibles recorded in connection with the Company’s acquisitions are discussed in Note 6. The table below summarizes the estimated fair values of the assets acquired and the liabilities assumed at the respective effective dates of acquisition for the AHI Acquisition and THG Acquisition (in millions):

Current assets	$994.1
Property, plant and equipment	226.9
Other non-current assets	90.1

Total assets acquired	1,311.1

Current liabilities	517.0
Non-current liabilities	352.5

Total liabilities assumed	869.5
Net assets acquired	441.6
Purchase price (including transaction expenses and assumed debt)	1,521.5

Purchase price paid in excess of fair value of tangible assets	$1,079.9

Includes the acquisitions of the AHI and Holmes businesses on January 24, 2005 and July 18, 2005, respectively. The purchase price allocation related to the THG Acquisition is still preliminary and will be finalized prior to the end of the allocation period.

6. Intangibles

As of March 31, 2006 and December 31, 2005, the Company’s intangible assets by segment are as follows (in millions):

	Branded Consumables	Consumer Solutions(1)	Outdoor Solutions	Total
March 31, 2006
Intangible assets not subject to amortization:
Goodwill	442.3	592.3	239.6	1,274.2
Trademarks	75.5	275.4	76.4	427.3

	$517.8	$867.7	$316.0	$1,701.5

Intangible assets subject to amortization:
Patents	$—	$0.1	$—	$0.1
Non-compete agreements	1.1	0.4	—	1.5
Manufacturing processes and expertise	—	6.7	—	6.7
Accumulated amortization	(1.0)	(3.6)	—	(4.6)

Total goodwill, trademarks and other intangible assets	$517.9	$871.3	$316.0	$1,705.2

(1) The purchase price allocation related to the THG Acquisition is still preliminary and will be finalized prior to the end of the allocation period.

	Branded Consumables	Consumer Solutions	Outdoor Solutions	Total
December 31, 2005
Intangible assets not subject to amortization:
Goodwill	$437.9	$588.3	$237.0	$1,263.2
Trademarks	75.5	275.4	76.4	427.3

	$513.4	$863.7	$313.4	$1,690.5

Intangible assets subject to amortization:
Patents	$—	$0.1	$—	$0.1
Non-compete agreements	1.1	0.4	—	1.5
Manufacturing processes and expertise	—	6.7	—	6.7
Accumulated amortization	(1.0)	(3.4)	—	(4.4)

Total goodwill, trademarks and other intangible assets	$513.5	$867.5	$313.4	$1,694.4

In the Branded consumables segment, the only intangible assets which had finite lives and were subject to amortization were two non-compete agreements in the aggregate amount of approximately $1.1 million, which were assumed by the Company in connection with the USPC Acquisition and which were being amortized over the term of the respective agreements. Amortization for the non-compete agreements in the aggregate amount of less than $0.1 million and $0.3 million was recorded in the three month period ended March 31, 2006 and 2005, respectively. These amounts are included in SG&A expenses in the Condensed Consolidated Statements of Income.

In the Consumer solutions segment, the only intangible assets which have finite lives and are currently subject to amortization are the manufacturing processes and expertise and patents, which are being amortized over a period of seven years. Amortization for the manufacturing processes and expertise in the aggregate amount of approximately $0.3 million and $0.2 million was recorded in the three month periods ended March 31, 2006 and 2005, respectively. These amounts are included in SG&A expenses in the Condensed Consolidated Statements of Income. Amortization of the patents was less than $0.1 million for both the three month periods ended March 31, 2006 and 2005.

As of March 31, 2006, approximately $884 million of the goodwill and other intangible assets recorded by the Company is not deductible for income tax purposes. Such amount is subject to change based upon purchase accounting adjustments that may be made within the allocation period.

7. Debt

Debt is comprised of the following at March 31, 2006 and December 31, 2005 (in millions):

	March 31, 2006	December 31, 2005
Senior Credit Facility Term Loans	$1,233.9	$1,263.1
9 3/4% Senior Subordinated Notes	179.9	179.9
Non-U.S. borrowings	82.5	61.9
Other (primarily capital leases)	19.5	19.9
Non-debt balances arising from interest rate swap activity	(1.9)	16.6

Total debt	1,513.9	1,541.4
Less: current portion	(65.6)	(86.3)

Total long-term debt	$1,448.3	$1,455.1

Senior Credit Facility

On February 24, 2006, the Company executed an amendment to its Senior Credit Facility which modified certain covenants and permitted the Company to increase its repurchases of common stock. In connection with this amendment, the Company agreed to repay $26 million of principal outstanding under its Term Loans, which was repaid in March 2006 and accordingly classified as “Short-term debt and current portion of long-term debt” on the Condensed Consolidated Balance Sheets as of December 31, 2005. As of March 31, 2006, in accordance with the Senior Credit Facility agreement, the Company was required to repay $2.4 million of its Term Loans based on a calculation of “Excess Cash Flow” as defined in the Senior Credit Facility. The Company also made a voluntary repayment on its Term Loan of $25 million in April 2006. Accordingly, $27.4 million in addition to the expected scheduled repayments over the next year are classified as “Current portion of long-term debt” on the Condensed Consolidated Balance Sheet.

As of March 31, 2006, the Company had $1,233.9 million outstanding under its Term Loans and no amount outstanding under its Revolver. As of March 31, 2006, net availability under the Senior Credit Facility was approximately $159.9 million, after deducting $40.1 million of issued letters of credit. The letters of credit outstanding included $9.5 million securing the deferred consideration arising from the USPC Acquisition. The Company is required to pay commitment fees on the unused balance of the Revolver.

8. Derivative Financial Instruments

The Company does not invest or trade in any significant derivative financial or commodity instruments nor does it invest in any foreign financial instruments. The Company does not use derivative instruments for speculative purposes.

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

At March 31, 2006, the interest rate on approximately 48% of the Company’s debt obligation, excluding the amortizing non-debt balances arising from interest rate swap transactions, was fixed by either the nature of the obligation or through interest rate swap contracts.

Fair Value Hedges

The Company has a cross-currency interest rate swap that fixes the exchange rate of the amortizing loan balance for a $42.9 million notional principal amount Canadian loan denominated in U.S. dollars. The swap instrument exchanges the variable interest rate bases of the U.S. dollar balance (3-month U.S. LIBOR plus a spread of 175 basis points) and the equivalent Canadian dollar balance (3-month CAD BA plus a spread of 192 basis points).

The Company also has two swaps in a notional principal amount totaling $105 million to receive a fixed rate of interest and pay a variable rate of interest based upon six-month LIBOR in arrears, plus a spread of 523 to 528 basis points.

These swaps are considered to be effective hedges against changes in the fair value of our fixed-rate debt obligation for both tax and accounting purposes. Accordingly, the interest rate swap contracts are reflected at fair value in the Company’s Condensed Consolidated Balance Sheets and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. The fair market value of these interest rate swaps as of March 31, 2006 was a non-cash liability of approximately $6.3 million and is included in “Non-current liabilities” in the Condensed Consolidated Balance Sheet, with a corresponding offset to long-term debt. Changes during any accounting period in the fair value of the interest rate swaps, as well as offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt being hedged, will be recognized as adjustments to interest expense in the Company’s Condensed Consolidated Statements of Income. The net effect of this accounting on the Company’s operating results is that interest expense on the portion of fixed-rate debt being hedged is generally recorded based on variable interest rates. The Company is exposed to credit loss, in the event of non-performance by the other party to its current existing swap, a large financial institution. However, the Company does not anticipate non-performance by the other party.

Cash Flow Hedges

The Company has six interest rate swaps which convert an aggregate notional principal amount of $625 million from floating rate interest payments (excluding the Company’s applicable margin) under its term loan facility to fixed interest rate obligations. The variable rate of interest is based on three-month LIBOR. The fixed rates range from 4.73% to 4.805%.

Gains and losses related to the effective portion of these swaps are reported as a component of “Accumulated other comprehensive income” and are reclassified into earnings in the same period that the hedged transaction affects earnings. As of March 31, 2006, the fair value of these swaps was approximately $8.2 million (before tax) and such amount is included as an unrealized gain in “Accumulated other comprehensive income” on the Company’s Condensed Consolidated Balance Sheet.

Interest Rate Swaps Recouponments

During prior years, the Company recouponed and replaced an aggregate of $730 million notional principal amount interest rate swaps creating a non-cash liability of $23.4 million which is amortized through interest expense over the remaining life of the original swaps. Such recouponed amounts received for fair value hedges are included as a portion of “Long-term debt” while amounts received for cash flow hedges are included in “Accumulated other comprehensive income.”

Foreign Exchange Rate Contracts

The Company utilizes forward foreign exchange rate contracts (“Forward Contracts”) to reduce its foreign currency exchange rate exposures. The Company designates qualifying Forward Contracts as cash flow hedge instruments. At March 31, 2006, the fair value of its open Forward Contracts was an asset of approximately $0.3 million, and is reflected in “Other current assets” in its Condensed Consolidated Balance Sheet. The unrealized change in the fair values of open Forward Contracts from December 31, 2005 to March 31, 2006 was a net loss of approximately $0.3 million, of which $0.4 million of net losses were reclassified to “Accumulated other comprehensive income”. At March 31, 2006, the U.S. dollar equivalent contractual notional amounts to purchase and sell currencies for open Forward Contracts totaled $68.9 million.

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

9. Contingencies

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

Litigation

The Company and/or its subsidiaries are involved in various lawsuits arising from time to time that the Company considers ordinary routine litigation incidental to its business. Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees for defending such actions. The costs are accrued when it is both probable that a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company’s assessment, after consultation with counsel (if deemed appropriate), of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs and other significant factors that vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. The Company believes that anticipated probable costs of litigation matters have been adequately accrued to the extent determinable.

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

Due to the uncertainty described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of March 31, 2006.

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

Securities and Related Litigation

In January and February 2006, purported class action lawsuits were filed in the Federal District Court for the Southern District of New York against the Company and certain Company officers alleging violations of the federal securities laws. The actions purport to be filed on behalf of purchasers of the Company’s common stock during the period from June 29, 2005 (the date the Company announced the signing of the agreement to acquire Holmes) through January 12, 2006.

The complaints, which are substantially similar to one another, allege, among other things, that the plaintiffs were injured by reason of certain allegedly false and misleading statements made by the Company relating to the expected benefits of the THG Acquisition. Several plaintiffs who filed complaints have filed motions to be appointed lead plaintiff. No class has been certified in the actions. The complaints seek compensatory damages plus interest and attorneys’ fees.

In February 2006, a derivative complaint was filed against certain Company officers and the Board of Directors of the Company in the United States District Court for the Southern District of New York. The Company is named as a nominal defendant. The complaint alleges, among other things, that the individual defendants violated their fiduciary duties by failing to disclose material information and/or by misleading the investing public about the Company’s business and financial condition relating to the THG Acquisition. The complaint seeks damages and other monetary relief against the individual defendants.

These actions are in the early stages of litigation and an outcome cannot be predicted. Management does not believe that the outcome of this litigation will have a material adverse effect on the financial position, results of operations or cash flows of the Company. The Company intends to defend itself vigorously in these actions.

10. Equity

In February 2006, the Board of Directors of the Company authorized a new stock repurchase program to acquire up to $150 million of Company common stock through open market and privately negotiated transactions. On March 1, 2006, the Company repurchased 2.0 million shares of the Company’s common stock for $50 million through a privately negotiated transaction.

11. Earnings Per Share Calculation

A computation of earnings per share is as follows (in millions, except per share data):

	Three month period ended
	March 31, 2006	March 31, 2005
Net income, as reported	$5.7	$—
Paid-in-kind dividends on Series B and C preferred stock	—	(5.5)
Charges from beneficial conversions of Series B and Series C preferred stock	—	(16.5)

Income available (loss allocable) to common stockholders	$5.7	$(22.0)

Weighted average shares outstanding	65.6	43.2
Additional shares assuming conversion of stock options and restricted stock	0.9	—

Weighted average shares outstanding assuming conversion	66.5	43.2

Basic earnings (loss) per share	$0.09	$(0.51)
Diluted earnings (loss) per share	$0.09	$(0.51)

12. Comprehensive Income

Comprehensive income for the three month period ended March 31, 2006 and 2005 was as follows (in millions):

	Three month period ended
	March 31, 2006	March 31, 2005
Net income	$5.7	$—
Interest rate swap unrealized gain, net of taxes	14.5	5.8
Cumulative translation adjustment	0.7	(2.0)
Exchange rate hedge unrealized (loss) gain, net of taxes	(0.6)	0.5

Comprehensive income	$20.3	$4.3

13. Employee Benefit Plans

Components of Net Periodic Costs for Domestic Plans

Net periodic pension costs and net periodic postretirement costs for domestic plans include the following components (in millions):

	Pension Benefits		Postretirement Benefits
	Three month period ended		Three month period ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Service cost	$0.2	$0.3	$0.2	$0.1
Interest cost	3.5	2.4	0.4	0.3
Expected return on plan assets	(3.1)	(2.2)	—	—
Recognized net actuarial loss	0.1	0.1	—	—

Net periodic cost	$0.7	$0.6	$0.6	$0.4

Components of Net Periodic Pension Costs for Foreign Plans

Net periodic pension costs for foreign plans include the following components (in millions):

	Three month period ended
	March 31, 2006	March 31, 2005
Service cost	$0.2	$0.1
Interest cost	0.1	0.1
Expected return on plan assets	(0.1)	—

Net periodic pension cost	$0.2	$0.2

14. Reorganization and Acquisition-Related Integration Costs

The following table sets forth the details and the activity related to reorganization and acquisition-related integration costs as of March 31, 2006 (in millions):

	Accrual Balance at December 31, 2005	Reorganization and Acquisition- Related Costs	Foreign Currency Translations	Cash Payments	Accrual Balance at March 31, 2006
Severance and other employee related	$15.9	$3.0	$0.1	$(10.5)	$8.5
Other costs	1.6	4.7	(0.1)	(3.9)	2.3

Sub-total	$17.5	$7.7	$—	$(14.4)	$10.8

Impairment charges		1.7

Total		$9.4

Consumer Solutions Segment Reorganization

As part of the AHI Acquisition and THG Acquisition, it was determined that, due to similarities between the combined Consumer solutions customer base, distribution channels and operations, significant cost savings could be achieved by integrating certain functions of the three businesses, such as distribution and warehousing, information technology and certain administrative functions. In order to leverage a shared infrastructure, the Company initiated certain reorganization plans during 2005. During the three months ended March 31, 2006, the Company recorded charges of approximately $2.8 million in severance and other employee benefit-related costs and $3.2 million in other costs related to these plans. Of the $2.8 million related to employee terminations, $1.9 million was included in “Reorganization and acquisition-related integration costs” in the Condensed Consolidated Statements of Income, $0.9 million was included in the determination of the cost of the THG Acquisition. Other costs primarily consist of $1.7 million of retention bonuses, $0.6 million of professional fees, $0.5 million of travel expenses and $0.4 million of relocation costs. Other costs are included in “Reorganization and acquisition-related integration costs” in the Condensed Consolidated Statements of Income. The initiative is expected to result in approximately 160 terminations of which approximately 90 were terminated as of March 31, 2006. As of March 31, 2006, $5.6 million of severance, other employee benefit-related costs and other costs remain accrued in the Condensed Consolidated Balance Sheet. The amounts are included in “Other current liabilities” and “Other non-current liabilities” for $5.3 million and $0.3 million, respectively. The amounts accrued are expected to be fully paid by the end of 2007.

Outdoor Solutions Segment

European Reorganization

During the three months ended March 31, 2006, the Company made a strategic plan to rationalize its European manufacturing and administrative platform in order to facilitate a long-term cost savings initiative. During the first three months ended March 31, 2006, the Company recorded $0.6 million related to this strategic plan consisting of severance and other employee benefit-related costs which are reflected in “Reorganization and acquisition-related integration costs” in the Condensed Consolidated Statements of Income. As of March 31, 2006, $0.6 million remains accrued and is reflected in “Other current liabilities” in the Condensed Consolidated Balance Sheet. The amounts accrued are expected to be substantially paid by 2007.

Outsourcing

In prior years, Coleman announced its intention to outsource the manufacturing of its outdoor recreation appliances manufactured at its Lyon, France facility, and Coleman initiated the outsourcing activities upon completion of reviews conducted by government and union officials. Other manufacturing operations in Lyon were unaffected by this move. During the three months ended March 31, 2006, the Company recorded net charges of approximately $0.1 million of other costs, consisting primarily of costs associated with the plant closing and related costs, which are reflected in “Reorganization and acquisition-related integration costs” in the Condensed Consolidated Statements of Income. The initiative is currently scheduled to be substantially completed in 2006 and is expected to result in the termination of approximately 125 employees, of which 92 were terminated as of March 31, 2006. As of March 31, 2006, $3.6 million, primarily related to severance and other employee benefit-related costs, remains accrued, of which $3.5 million is reflected in “Other current liabilities” and $0.1 million is reflected in “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. The amounts accrued are expected to be fully paid by 2007.

Branded Consumables Segment

Outsourcing

During the three months ended March 31, 2006, the Company announced its intention to outsource the manufacturing of certain products in the Branded consumables segment in order to achieve certain long-term cost savings. In conjunction with this strategic plan, the Company recorded charges of $2.3 million, consisting of severance and other benefit-related costs ($0.6 million), a $1.6 million non-cash charge related to the impairment of certain fixed assets and $0.1 million of other costs. These charges are included in “Reorganization and acquisition-related integration costs” in the Condensed Consolidated Statements of Income. As of March 31, 2006, $0.6 million of the charge remains accrued and is included in “Other current liabilities” in the Condensed Consolidated Balance Sheet. The amounts accrued are expected to be paid by 2007.

Segment Reorganization

During the first quarter of 2005, the Company began implementing a strategic plan to reorganize its Branded consumables segment and thereby facilitate long-term cost savings and improve management and reporting capabilities. Specific cost savings initiatives include the utilization of certain shared distribution and warehousing services and information systems platforms and outsourcing the manufacturing of certain kitchen products. During the three months ended March 31, 2006, the Company recorded charges of approximately $1.0 million primarily related to moving costs ($0.7 million) which are included in “Reorganization and acquisition-related integration costs” in the Condensed Consolidated Statements of Income. As of March 31, 2006, approximately $0.3 million of the charges recorded remain accrued and are reflected in “Other current liabilities” in the Condensed Consolidated Balance Sheets. All amounts are expected to be paid in 2006.

Corporate Reorganization and Acquisition-Related Integration Costs

As part of the AHI Acquisition, it was determined that certain corporate functions of the two entities would be combined and redundant functions would be eliminated. Further, certain functions and responsibilities would be transitioned to the Company’s offices in Florida, while other functions would transition to the Company’s New York headquarters. During the three months ended March 31, 2006, the Company recorded charges of approximately $0.3 million consisting primarily of retention and travel expenses directly associated with the reorganization, which are included in “Reorganization and acquisition-related integration costs” in the Condensed Consolidated Statements of Income. The initiative is currently scheduled to be completed by the second quarter of 2006 and will result in the termination of 21 employees, 19 of which were terminated as of March 31, 2006. As of March 31, 2006, $0.1 million of employee benefit-related costs and other costs remain accrued, which are reflected in “Other current liabilities” in the Condensed Consolidated Balance Sheets.

15. Segment Information

During the three months ended March 31, 2006, management changed the Company’s reportable segments to reflect the new structure of the organization and the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. As a result, the First Alert business was moved from the Consumer solutions segment to the Branded consumables segment. All prior periods have been reclassified to conform to current reporting structure.

The Company reports four business segments: Branded consumables, Consumer solutions, Outdoor solutions and Process solutions.

In the Branded consumables segment, the Company markets, distributes and in certain cases manufactures a broad line of branded products that includes arts and crafts, paintbrushes, children’s card games, clothespins, collectible tins, food preparation kits, home canning jars, jar closures, kitchen matches, other craft items, plastic cutlery, playing cards and card accessories, rope, cord and twine, smoke and carbon monoxide alarms, storage and workshop accessories, toothpicks and other accessories marketed under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, BRK®, Crawford®, Diamond®, First Alert®, Forster®, Hoyle®, KEM®, Kerr®, Lehigh®, Leslie-Locke® and Loew-Cornell® brand names, among others.

In the Consumer solutions segment, the Company manufactures or sources, markets and distributes an array of innovative kitchen and other household products that includes bedding, blenders, coffee makers, heating pads, home vacuum packaging machines, personal and animal grooming products, and warming blankets, as well as related consumable products. The segment’s leading brands include Bionaire®, Crock-Pot®, FoodSaver®, Harmony®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam®, VillaWare® and White Mountain™. As discussed in Note 5, the JCS portion of this business was purchased with the AHI Acquisition effective January 24, 2005, and the Holmes portion of this business was purchased with the THG Acquisition, effective July 18, 2005.

In the Outdoor solutions segment, the Company manufactures or sources, markets and distributes outdoor leisure products worldwide under the Campingaz® and Coleman® brand names for use outside the home or away from the home, such as products for camping, backpacking, tailgating, backyard grilling and other outdoor activities.

The Process solutions segment (formerly referred to as the “Other” segment) primarily consists of a plastic consumables business which manufactures, markets and distributes a wide variety of consumer and medical plastic products, including products sold to retailers by the Company’s Branded consumables segment (plastic cutlery) and Consumer solutions segment (containers). The Process solutions segment also includes a producer of zinc strip.

	Total Sales	Intersegment Sales (a)	Net Sales	Operating Earnings	Depreciation and Amortization	Total Assets
(in millions)
Three months ended March 31, 2006
Branded consumables	$154.8	$—	$154.8	$9.2	$2.7	$877.1
Consumer solutions	351.5	—	351.5	11.6	6.2	1,613.4
Outdoor solutions	228.1	—	228.1	12.8	4.2	793.1
Process solutions	75.1	(17.8)	57.3	6.6	2.4	90.1

Total operating segments	809.5	(17.8)	791.7	40.2	15.5	3,373.7
Unallocated (b)	—	—	—	(5.7)	0.3	84.3

Total continuing operations	$809.5	$(17.8)	$791.7	$34.5	$15.8	$3,458.0

Three months ended March 31, 2005 (reclassified)
Branded consumables	$135.4	$—	$135.4	$12.9	$2.7	$784.0
Consumer solutions	167.1	—	167.1	—	3.0	563.5
Outdoor solutions	182.9	—	182.9	6.9	4.1	496.8
Process solutions	51.7	(15.8)	35.9	3.2	2.3	74.0

Total operating segments	537.1	(15.8)	521.3	23.0	12.1	1,918.3
Unallocated (b)	—	—	—	(1.9)	—	724.4

Total continuing operations	$537.1	$(15.8)	$521.3	$21.1	$12.1	$2,642.7

(a)	Intersegment sales are recorded at cost plus an agreed upon profit on sales.

(b)	For the three months ended March 31, 2006, unallocated costs include $0.3 million of reorganization and acquisition-related integration costs and $5.4 million of non-cash compensation costs related to the issuance of stock options and restricted shares of the Company’s common stock to employees and Directors of the Company (see Note 2). For the three months ended March 31, 2005, unallocated costs include $1.7 million of reorganization and acquisition-related integration costs and $0.2 million of non-cash compensation related to the issuance of restricted shares of Company common stock.

The Company’s sales are principally within the United States. The Company’s international operations are mainly based in Europe, Canada, Latin America and Japan. Net sales of the Company’s products outside of the United States were approximately $189 million for the three month period ended March 31, 2006, or on a percentage basis approximately 24% of the Company’s net sales for the same period. For the three month period ended March 31, 2005, net sales of the Company’s products outside of the United States were approximately $158 million, or on a percentage basis approximately 30% of the Company’s net sales for the same period.

16. Condensed Consolidating Financial Statements

The Company’s 9  3/4% Senior Subordinated Notes are fully guaranteed, jointly and severally, by several of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these Senior Subordinated Notes. Following the AHI Acquisition in 2005, the Non-Guarantor Subsidiaries are not considered minor and, as such, pursuant to Article 3-10(f) of Regulation S-X, the Company has presented below the summarized condensed consolidating financial statements of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis as of March 31, 2006 and December 31, 2005 and for the three month periods ended March 31, 2006 and 2005.

Condensed Consolidating Statements of Income (in millions):

	Three month period ended March 31, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$580.7	$261.3	$(50.3)	$791.7
Costs and expenses	16.6	547.7	243.2	(50.3)	757.2

Operating (loss) earnings	(16.6)	33.0	18.1	—	34.5
Other expense, net	24.1	(1.3)	6.0	—	28.8
Equity in the income of subsidiaries	46.4	11.9	—	(58.3)	—

Net income (loss)	$5.7	$46.2	$12.1	$(58.3)	$5.7

	Three month period ended March 31, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$398.5	$144.8	$(22.0)	$521.3
Costs and expenses	15.8	376.7	129.0	(21.3)	500.2

Operating (loss) earnings	(15.8)	21.8	15.8	(0.7)	21.1
Other expense, net	10.9	3.3	6.9	—	21.1
Equity in the income of subsidiaries	26.7	9.0	—	(35.7)	—

Net income (loss)	$—	$27.5	$8.9	$(36.4)	$—

Condensed Consolidating Balance Sheet (in millions):

	As of March 31, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$22.1	$985.2	$339.4	$37.1	$1,383.8
Investment in subsidiaries	2,769.9	116.8	—	(2,886.7)	—
Non-current assets	108.1	2,259.3	235.2	(528.4)	2,074.2

Total assets	$2,900.1	$3,361.3	$574.6	$(3,378.0)	$3,458.0

Liabilities and stockholders’ equity
Current liabilities	$85.0	$376.3	$212.7	$(4.7)	$669.3
Non-current liabilities	1,835.1	231.6	228.6	(486.6)	1,808.7
Stockholders’ equity	980.0	2,753.4	133.3	(2,886.7)	980.0

Total liabilities and stockholders’ equity	$2,900.1	$3,361.3	$574.6	$(3,378.0)	$3,458.0

	As of December 31, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$226.0	$958.0	$303.9	$(23.5)	$1,464.4
Investment in subsidiaries	2,762.4	104.1	—	(2,866.5)	—
Non-current assets	32.8	2,387.0	245.9	(605.5)	2,060.2

Total assets	$3,021.2	$3,449.1	$549.8	$(3,495.5)	$3,524.6

Liabilities and stockholders’ equity
Current liabilities	$93.4	$408.0	$212.2	$0.9	$714.5
Non-current liabilities	1,923.9	293.8	218.4	(629.9)	1,806.2
Stockholders’ equity	1,003.9	2,747.3	119.2	(2,866.5)	1,003.9

Total liabilities and stockholders’ equity	$3,021.2	$3,449.1	$549.8	$(3,495.5)	$3,524.6

Condensed Consolidating Statement of Cash Flows (in millions):

	Three month period ended March 31, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$6.3	$(184.8)	$107.6	$—	$(70.9)
Financing activities:
Proceeds from revolving credit borrowings	95.1	—	—	—	95.1
Payments on revolving credit borrowings	(95.1)	—	—	—	(95.1)
Proceeds (payments) from (to) intercompany transactions	(81.6)	212.0	(130.4)	—	—
Proceeds from issuance of long-term debt	—	—	—	—	—
Payments on long-term debt	(29.4)	—	—	—	(29.4)
Net borrowings from foreign lines of credit	—	—	20.5	—	20.5
Proceeds from issuance of stock, net of transaction fees	2.3	—	—	—	2.3
Repurchase of common stock	(50.0)	—	—	—	(50.0)
Debt issuance costs	(1.9)	—	—	—	(1.9)
Other	(0.4)	—	(0.3)	—	(0.7)

Net cash provided by (used in) financing activities	(161.0)	212.0	(110.2)	—	(59.2)

Investing Activities:
Additions to property, plant and equipment	—	(8.8)	(3.4)	—	(12.2)
Acquisition of business, net of cash acquired	—	(12.2)	—	—	(12.2)
Other	—	—	0.1	—	0.1

Net cash (used in) provided by investing activities	—	(21.0)	(3.3)	—	(24.3)

Effect of exchange rate changes on cash	—	—	—	—	—

Net (decrease) increase in cash and cash equivalents	(154.7)	6.2	(5.9)	—	(154.4)
Cash and cash equivalents at beginning of period	184.5	(4.6)	57.2	—	237.1

Cash and cash equivalents at end of period	$29.8	$1.6	$51.3	$—	$82.7

	Three month period ended March 31, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(61.1)	$14.3	$(37.8)	$—	$(84.6)
Financing activities:
Proceeds from revolving credit borrowings	42.0	—	12.6	—	54.6
Payments on revolving credit borrowings	(10.6)	—	—	—	(10.6)
Proceeds (payments) from (to) intercompany transactions	(27.6)	10.6	17.0	—	—
Proceeds from issuance of long-term debt	850.0	—	—	—	850.0
Payments on long-term debt	(305.0)	—	(0.7)	—	(305.7)
Proceeds from issuance of stock, net of transaction fees	350.4	—	—	—	350.4
Debt issuance costs	(17.5)	—	—	—	(17.5)
Other	1.4	(0.2)	(0.2)	—	1.0

Net cash provided by financing activities	883.1	10.4	28.7	—	922.2

Investing Activities:
Additions to property, plant and equipment	—	(9.0)	(1.9)	—	(10.9)
Acquisition of business, net of cash acquired	(834.0)	(14.1)	42.5	—	(805.6)

Net cash (used in) provided by investing activities	(834.0)	(23.1)	40.6	—	(816.5)

Net (decrease) increase in cash and cash equivalents	(12.0)	1.6	31.5	—	21.1
Cash and cash equivalents at beginning of period	16.6	3.2	0.9	—	20.7

Cash and cash equivalents at end of period	$4.6	$4.8	$32.4	$—	$41.8

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Please see our Company’s Annual Report on Form 10-K for 2005 for a list of factors which could cause our Company’s actual results to differ materially from those projected in our Company’s forward-looking statements and certain risks and uncertainties that may affect the operations, performance and results of our business. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

The following “Overview” section is a brief summary of the significant items addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). Investors should read the relevant sections of this MD&A for a complete discussion of the items summarized below.

Overview

Jarden Corporation is a leading provider of niche consumer products used in and around the home. Jarden currently operates in three primary business segments: Branded consumables, Consumer solutions, and Outdoor solutions. During the three months ended March 31, 2006, management changed the Company’s reportable segments to reflect the new structure of the organization and the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. As a result, the First Alert business was moved from the Consumer solutions segment to the Branded consumables segment. All prior periods have been reclassified to conform to current reporting structure.

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

In the Consumer solutions segment, the Company manufactures or sources, markets and distributes an array of innovative kitchen and other household products that includes bedding, blenders, coffee makers, heating pads, home vacuum packaging machines, smoke and carbon monoxide alarms, personal and animal grooming products, and warming blankets, as well as related consumable products. The segment’s leading brands include Bionaire®, Crock-Pot®, First Alert®, FoodSaver®, Harmony®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam®, VillaWare® and White Mountain™. As discussed in Note 5, the JCS portion of this business was purchased with the AHI Acquisition effective January 24, 2005, and the Holmes portion of this business was purchased with the THG Acquisition, effective July 18, 2005.

In the Outdoor solutions segment, the Company manufactures or sources, markets and distributes outdoor leisure products worldwide under the Campingaz® and Coleman® brand names for use outside the home or away from the home, such as products for camping, backpacking, tailgating, backyard grilling and other outdoor activities.

The Process solutions segment (formerly referred to as the “Other” segment) primarily consists of a plastic consumables business which manufactures, markets and distributes a wide variety of consumer and medical plastic products, including products sold to retailers by the Company’s Branded consumables segment (plastic cutlery) and Consumer solutions segment (containers). The Process solutions segment also includes a producer of zinc strip.

Acquisition Activity

On July 18, 2005, the Company completed its acquisition of Holmes for approximately $420 million in cash and 6.15 million shares of our common stock. Holmes is a leading manufacturer and distributor of select home environment and small kitchen electrics under well-recognized brand names such as Bionaire®, Crock-Pot®, Harmony®, Holmes®, Patton®, Rival®, Seal-a-Meal® and White Mountain™. The aggregate purchase price was approximately $680 million, including transaction expenses. The cash portion of the THG Acquisition purchase price was financed with the issuance of an additional $380 million of term debt under the Senior Credit Facility, cash on hand and revolver borrowings.

On January 24, 2005, we completed our acquisition of AHI, a privately held company, for approximately $746 million for the equity and the repayment of approximately $100 million of indebtedness. AHI is the parent of The Coleman Company, Inc. (“Coleman”) and Sunbeam Products, Inc. (which we refer to as “Jarden Consumer Solutions” or “JCS”), leading producers of global consumer products through brands such as BRK®, Campingaz®, Coleman®, First Alert®, Health o meter®, Mr. Coffee®, Oster® and Sunbeam®. Of the equity portion of the purchase price, $40 million was held back by the Company to cover potential indemnification claims against the sellers of AHI and has not been accrued as a liability or considered part of the purchase price since the outcome of this contingency remains uncertain.

The Company financed the AHI Acquisition with the issuance of $350 million of equity securities and a new $1.05 billion senior credit facility (“Senior Credit Facility”), consisting of a term loan facility (“Term Loan”) in the aggregate principal amount of $850 million and a revolving credit facility (“Revolver”) with an aggregate commitment of $200 million. This facility replaced the Company’s Second Amended Credit Agreement (“Second Amended Credit Agreement”).

The AHI Acquisition and THG Acquisition represent significant elements in advancing the Company’s strategy of acquiring branded consumer products businesses with leading market positions in markets for products used in and around the home and home away from home.

As discussed further hereafter, the results of operations for the three months ended March 31, 2006 versus March 31, 2005 include the results of THG and AHI from their respective acquisition dates. The differences in operating results in 2006 versus 2005 are primarily due to these acquisitions (the “Acquisitions”).

Results of Operations

	Net Sales		Operating Earnings
	Three month period ended		Three month period ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Branded consumables	$154.8	$135.4	$9.2	$12.9
Consumer solutions	351.5	167.1	11.6	—
Outdoor solutions	228.1	182.9	12.8	6.9
Process solutions	75.1	51.7	6.6	3.2
Unallocated	—	—	(5.7)	(1.9)
Intercompany eliminations(1)	(17.8)	(15.8)	—	—

	$791.7	$521.3	$34.5	$21.1

(1)	Intersegment sales are recorded at cost plus an agreed upon intercompany profit on intersegment sales.

Net sales for the three months ended March 31, 2006 increased approximately $271 million, or 51.9%, to $792 million versus the same period in the prior year. The increase was primarily due to the Acquisitions and volume increases across all segments. Consumer solutions and Outdoor solutions volume increases were primarily due to new product introductions and favorable point of sale promotional activity. Branded consumable volume increases were primarily due to increased demand in plastic cutlery and other serviceware, smoke and carbon monoxide alarms, arts and crafts. Net sales increased in the Process solutions segment primarily due to increased metal pricing, including zinc, copper and nickel, as well as new customers and new products at both the zinc and plastic operations.

Cost of sales increased approximately $206 million for the three months ended March 31, 2006 versus the same period in the prior year, primarily due to the increase in sales volume due to the Acquisitions. Cost of sales as a percentage of net sales marginally improved from 76.8% in 2005 to 76.5% in 2006. When adjusted for the $16.4 million charge related to the fair value adjustment of inventory related to the AHI acquisition which is included in cost of sales for the three months ended March 31, 2005, cost of sales as a percentage of net sales was 73.7% in 2005 and 76.5% in 2006.

Selling, general and administrative expenses increased $44.9 million to approximately $142 million for the three months ended March 31, 2006 versus the same period in the prior year. The increase was primarily due to the Acquisitions, increased expenses to support higher sales volume and the incremental non-cash stock based compensation expense related to the fair value of equity awards ($5.2 million). Selling, general and administrative expenses as a percentage of net sales improved from 18.6% in 2005 to 17.9% in 2006, primarily due to the benefits achieved from reorganization and cost reduction activities initiated in 2005, primarily in the Consumer solutions and Outdoor solutions segments.

Reorganization costs increased by $6.5 million to $9.4 million for the three months ended March 31, 2006 versus the same period in the prior year. These charges primarily relate to integration-related activities as the Company rationalizes its manufacturing and administrative platforms principally as a result of the Acquisitions.

Net interest expense increased by $10.6 million to $25.6 million for the three months ended March 31, 2006 versus the same period in the prior year. This increase was principally due to higher levels of outstanding debt in the first quarter of 2006 compared to the same period in 2005, resulting from the additional debt financing required to fund the Acquisitions. In addition, our weighted average interest rate increased from 6.1% in the first quarter of 2005 to 7.0% in the first quarter of 2006.

The Company’s effective tax rate for the three months ended March 31, 2006 and 2005 was 36.5% and 37.0%, respectively, which reflects the increasing proportion of the Company’s pre-tax earnings attributable to lower tax jurisdictions.

Net earnings available to common stockholders for the three months ended March 31, 2006 increased $27.7 million to $5.7 million versus the same period in the prior year. For the three months ended March 31, 2006 earnings per share were $0.09 per diluted share versus a net loss of $(0.51) per diluted share for the three months ended March 31, 2005. The increase in net earnings was primarily due to charges recorded in 2005 related to the loss on early extinguishment of debt ($6.1 million), the conversion of the Company’s Series B and C preferred stock ($22.0 million) and the adjustment for the fair value of inventory and backlog related to the AHI acquisition ($16.4 million). Improved operating results for the period were also attributable to increased volumes related to the Acquisitions and benefits achieved from prior year integration initiatives, partially offset by increased reorganization and stock-based compensation costs.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company generated increased cash flows from operating activities due to acquisitions during 2005 as well as the benefits resulting from its reorganization and acquisition-related integration programs. The Company believes that its cash and cash equivalents, cash generated from operations and the availability under the senior credit facility provide sufficient liquidity to support working capital requirements, planned capital expenditures, completion of current and future reorganization and acquisition-related integration programs, and servicing debt obligations. The Company may elect to repurchase additional shares of its common stock from time to time based upon market conditions, subject to limitations contained in its debt agreements.

Net cash used in operating activities was $70.9 million for the three months ended March 31, 2006, compared to net cash used by operating activities of $84.6 million for the same period last year. The improvement mainly reflects cash flow generated by receivables and payables which was more than offset by the seasonal build in inventory.

Net cash used in financing activities for the three months ended March 31, 2006 was $59.2 million compared to net cash provided of approximately $922 million for the same period in 2005. The decrease was principally driven by the repurchase of 2.0 million shares of the Company’s common stock in March 2006 through a privately negotiated transaction for $50.0 million, as well as proceeds received in 2005 related to the AHI Acquisition of $850 million from the Term Loan and $350 million of equity securities issued. The Company has never paid cash dividends on its common shares and currently does not plan to do so for the foreseeable future.

As of March 31, 2006, in accordance with the Senior Credit Facility agreement, the Company was required to repay $2.4 million of its term loan based on a calculation of Excess Cash Flow as defined in the Senior Credit Facility. During March 2005, the Company

made a voluntary payment of $26.0 million of its term loan, and the Company made another voluntary repayment of $25 million in April 2006. Accordingly, $27.4 million in addition to the expected scheduled repayments over the next year are classified as “Current portion of long-term debt” on the Condensed Consolidated Balance Sheet.

Net cash used in investing activities for the three months ended March 31, 2006 was $24.3 million versus $816.5 million for the three months ended March 31, 2005. For the three months ended March 31, 2006, capital expenditures were $12.2 million versus $10.9 million for the three months ended March 31, 2005. The Company believes capital spending for its future quarters will be between $10.0 million and $20.0 million per quarter for the remainder of the year. During the three months ended March 31, 2005, we used $805.6 million to fund the cash portion of the AHI Acquisition.

CAPITAL RESOURCES

As of March 31, 2006, the Company had $1.2 billion outstanding under its Term Loans and no amount outstanding under its Revolver (consisting of domestic revolver and swing line borrowings). As of March 31, 2006, the Company’s net availability under the credit agreement was approximately $160 million, after deducting $40.1 million of issued letters of credit. The letters of credit outstanding included $9.5 million securing the deferred consideration arising from a 2004 acquisition. The Company is required to pay commitment fees on the unused balance of the revolving credit facility.

As of March 31, 2006, borrowings outstanding under foreign term loans and various foreign credit lines entered into by certain of the Company’s non-U.S. subsidiaries totaled $82.5 million, of which $24.9 million is reflected as “Short-term debt and current portion of long-term debt” and the remainder included in “Long-term debt” in the Condensed Consolidated Balance Sheets. Certain of these foreign credit lines are secured by the non-U.S. subsidiaries’ inventory and/or accounts receivable.

On March 1, 2006, pursuant to the new stock repurchase program, the Company repurchased 2.0 million shares of our common stock for $50.0 million through a privately negotiated transaction.

On February 24, 2006, the Company executed an amendment to our Senior Credit Facility which modified certain covenants and permitted us to increase our repurchases of common stock. In connection with this amendment, the Company agreed to repay $26.0 million of principal outstanding under the Term Loans, which was repaid in March 2006 and accordingly classified as “Short-term debt and current portion of long term debt” in the Condensed Consolidated Balance Sheets.

The Company was in compliance with all its debt covenants as of March 31, 2006.

Risk Management

The Company does not invest or trade in any significant derivative financial or commodity instruments nor does it invest in any foreign financial instruments. The Company does not use derivative instruments for speculative purposes.

The Company is exposed to interest rate risk on its variable rate debt and price risk on its fixed rate debt. As such, the Company monitors the interest rate environment and uses interest rate swap agreements to manage its interest rate risk and price risk by balancing its exposure to fixed and variable interest rates while attempting to minimize interest costs.

At March 31, 2006, the interest rate on approximately 48% of the Company’s debt obligations, excluding the amortizing non-debt balances arising from interest rate swap transactions, was fixed by either the nature of the obligation or through interest rate swap contracts. As of March 31, 2006, the Company has six interest rate swaps which convert an aggregate notional principal amount of $625 million from floating rate interest payments (excluding the Company’s applicable margin) under its term loan facility to fixed interest rate obligations. The variable rate of interest is based on three-month LIBOR. The fixed rates range from 4.73% to 4.805%.

The Company also has two swaps in a notional principal amount totaling $105 million to receive a fixed rate of interest and pay a variable rate of interest based upon six-month LIBOR in arrears, plus a spread of 523 to 528 basis points.

The Company also maintains a cross-currency interest rate swap that fixes the exchange rate of the amortizing loan balance for a $42.9 million notional principal amount Canadian loan denominated in U.S. dollars. The swap instrument exchanges the variable interest rate bases of the U.S. dollar balance (3-month U.S. LIBOR plus a spread of 175 basis points) and the equivalent Canadian dollar balance (3-month CAD BA plus a spread of 192 basis points).

The Company regularly uses forward foreign exchange contracts to reduce exposure to foreign currency movements related to borrowings, sales, purchases, revenues, expenses or other transactions at its foreign subsidiaries that are not denominated in the local currency of the operating unit. The Company may enter into foreign currency forward contracts to hedge the currency risk. As of March 31, 2006, the aggregate U.S. dollar equivalent notional amount of outstanding forward contracts was approximately $68.9 million. The unrealized change in the fair values of open Forward Contracts from December 31, 2005 to March 31, 2006 was a net loss of $0.3 million, of which $0.4 million of net losses was included as a component of “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheets and the remainder is reflected in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.

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

Securities and Related Litigation

In January and February 2006, purported class action lawsuits were filed in the Federal District Court for the Southern District of New York against us and certain of our officers alleging violations of the federal securities laws. The actions purport to be filed on behalf of purchasers of our common stock during the period from June 29, 2005 (the date we announced our signing of the agreement to acquire Holmes) through January 12, 2006.

The complaints, which are substantially similar to one another, allege, among other things, that the plaintiffs were injured by reason of certain allegedly false and misleading statements made by us relating to the expected benefits of the Holmes acquisition. Several plaintiffs who filed complaints have filed motions to be appointed lead plaintiff. No class has been certified in the actions. The complaints seek compensatory damages plus interest and attorneys’ fees.

In February 2006, a derivative complaint was filed against certain officers and the Board of Directors of the Company in the United States District Court for the Southern District of New York. The Company is named as a nominal defendant. The complaint alleges, among other things, that the individual defendants violated their fiduciary duties by failing to disclose material information and/or by misleading the investing public about the Company’s business and financial condition relating to the Holmes acquisition. The complaint seeks damages and other monetary relief against the individual defendants.

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

The Company, from time to time, invests in short-term financial instruments with original maturities usually less than fifty days. The Company is exposed to short-term interest rate variations with respect to Eurodollar or Base Rate on certain of its term and revolving debt obligations and six-month LIBOR in arrears on certain of its interest rate swaps. The spreads on the interest rate swaps range from 523 to 528 basis points. Settlements on the interest rate swaps are made on May 1 and November 1. The Company is exposed to credit loss in the event of non-performance by the other party to its current existing swaps, a large financial institution. However, the Company does not anticipate non-performance by the other party.

Changes in Eurodollar or LIBOR interest rates would affect the earnings of the Company either positively or negatively depending on the direction of the change. Assuming that Eurodollar and LIBOR interest rates each increased 100 basis points over period end rates on the outstanding term debt and interest rate swaps, the Company’s interest expense would have increased by approximately $2.0 million and $1.1 million for the three-month periods ended March 31, 2006 and March 31, 2005, respectively. The amount was determined by considering the impact of the hypothetical interest rates on the Company’s borrowing cost, short-term investment rates, interest rate swaps and estimated cash flow. Actual changes in rates may differ from the assumptions used in computing this exposure.

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

On July 18, 2005, the Company completed the acquisition of Holmes, a privately held company. The Company considers the acquisition of Holmes material to the results of its operations, financial position and cash flows from the date of acquisition through March 31, 2006 and considers the controls and procedures of Holmes to be reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company has excluded from its assessment of and conclusion on the effectiveness of internal control over financial reporting Holmes’ internal controls over financial reporting for fiscal year 2005.

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

Securities and Related Litigation

In January and February 2006, purported class action lawsuits were filed in the Federal District Court for the Southern District of New York against us and certain of our officers alleging violations of the federal securities laws. The actions purport to be filed on behalf of purchasers of our common stock during the period from June 29, 2005 (the date we announced our signing of the agreement to acquire Holmes) through January 12, 2006.

The complaints, which are substantially similar to one another, allege, among other things, that the plaintiffs were injured by reason of certain allegedly false and misleading statements made by us relating to the expected benefits of the Holmes acquisition. Several plaintiffs who filed complaints have filed motions to be appointed lead plaintiff. No class has been certified in the actions. The complaints seek compensatory damages plus interest and attorneys’ fees.

In February 2006, a derivative complaint was filed against certain officers and the Board of Directors of the Company in the United States District Court for the Southern District of New York. The Company is named as a nominal defendant. The complaint alleges, among other things, that the individual defendants violated their fiduciary duties by failing to disclose material information and/or by misleading the investing public about the Company’s business and financial condition relating to the Holmes acquisition. The complaint seeks damages and other monetary relief against the individual defendants.

These actions are in the early stages of litigation and an outcome cannot be predicted. Management does not believe that the outcome of this litigation will have a material adverse effect on the financial position and results of operations of the Company. The Company intends to defend itself vigorously in these actions.

Item 1A.	Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s 2005 10-K for the fiscal year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company during the three months ended March 31, 2006, of equity securities that are registered by the Company pursuant to Section 12 of the Securities and Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Plan(1)	Maximum Dollar Amount or Number of Shares that May Yet be Purchased Under the Plan(1)(2)
January 1 – January 31, 2006	—	—	—	441,000
February 1 – February 28, 2006	—	—	—	441,000
March 1 – March 31, 2006	2,000,000	$25.00	2,000,000	$100,000,000

Total	2,000,000	$25.00	2,000,000	$100,000,000

(1)	In June 2005, the Board of Directors authorized a stock repurchase program to acquire up to 1,000,000 shares of our outstanding common stock. On March 1, 2006, the Company authorized a new stock repurchase program, which replaced the existing program that would allow the Company to repurchase up to $150,000,000 of our common stock. Stock repurchases under this program may be made through open market and privately negotiated transactions. The timing and size of any future stock repurchases are subject to market conditions, stock prices, our cash position and other requirements going forward.

(2)	Threshold amounts prior to March 1, 2006 are presented as number of shares as opposed to dollar amounts.

Item 6.	Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Jarden Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 15, 2005, and incorporated herein by reference).

3.4	Bylaws of the Company (filed as Exhibit C to the Company’s Definitive Proxy Statement, filed with the Commission on November 26, 2001, and incorporated herein by reference).

10.1	Amendment No. 4 to the Credit Agreement dated February 24, 2006, by and among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.53 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 9, 2006, and incorporated herein by reference).

10.2	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 9, 2006, and incorporated herein by reference).

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2006

JARDEN CORPORATION
(Registrant)

By:	/s/ Ian G.H. Ashken

Name:	Ian G.H. Ashken

Title:	Vice Chairman, Chief Financial Officer and Secretary

(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

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