Form 10-Q
period 2006-06-30
JARDEN CORP
filed 2006-07-28
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2006
Common Stock, par value $0.01 per share	66,551,387 shares

JARDEN CORPORATION

Quarterly Report on Form 10-Q

For the three and six month periods ended June 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share amounts)

	Three month period ended		Six month period ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net sales	$962.0	$754.4	$1,753.7	$1,275.7
Cost of sales	729.9	557.9	1,335.9	958.3

Gross profit	232.1	196.5	417.8	317.4
Selling, general and administrative expenses (including stock-based compensation costs of $4.3 and $0.6 for the three months ended June 30, 2006 and 2005, respectively, and $9.7 and $0.8 for the six months ended June 30, 2006 and 2005, respectively)	147.1	118.6	288.9	215.5
Reorganization and acquisition-related integration costs, net	5.6	5.9	15.0	8.8

Operating earnings	79.4	72.0	113.9	93.1
Interest expense, net	28.3	19.1	53.9	34.1
Loss on early extinguishment of debt	—	—	—	6.1

Income before taxes	51.1	52.9	60.0	52.9
Income tax provision	37.8	20.1	41.0	20.1

Net income	13.3	32.8	19.0	32.8
Paid-in-kind dividends on Series B and C preferred stock	—	(2.8)	—	(8.3)
Charge from beneficial conversion of Series C preferred stock	—	(22.4)	—	(38.9)

Income (loss) allocable to common stockholders	13.3	7.6	19.0	(14.4)

Less: income allocable to preferred stockholders	—	(1.9)	—	—

Income allocable to common stockholders	$13.3	$5.7	$19.0	$(14.4)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.21	$0.13	$0.29	$(0.33)
Diluted earnings (loss) per share	$0.20	$0.12	$0.29	$(0.33)

Weighted average shares outstanding:
Basic	64.5	44.0	65.1	43.6
Diluted	65.5	45.8	66.0	43.6

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	(Unaudited) June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$65.3	$237.1
Accounts receivable, net of allowances of $32.2 in 2006, $41.2 in 2005	560.1	523.2
Inventories	689.0	566.3
Deferred income taxes	84.7	84.7
Prepaid expenses and other current assets	42.2	53.1

Total current assets	1,441.3	1,464.4

Non-current assets:
Property, plant and equipment, net	321.5	320.6
Goodwill	1,315.7	1,263.2
Intangibles, net	434.5	431.2
Other assets	60.5	45.2

Total assets	$3,573.5	$3,524.6

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt and current portion of long-term debt	$105.5	$86.3
Accounts payable	292.8	260.2
Accrued salaries, wages and employee benefits	84.4	107.9
Taxes on income	9.9	15.4
Deferred consideration for acquisitions	4.8	11.6
Other current liabilities	251.7	233.1

Total current liabilities	749.1	714.5

Non-current liabilities:
Long-term debt	1,445.8	1,455.1
Deferred income taxes	135.8	123.9
Other non-current liabilities	236.8	227.3

Total non-current liabilities	1,818.4	1,806.3

Total liabilities	2,567.5	2,520.8

Stockholders’ equity
Preferred stock ($0.01 par value, 5 shares authorized, no shares issued and outstanding at June 30, 2006 and December 31, 2005)	—	—
Common stock ($0.01 par value, 150 shares authorized; 68.8 shares issued at June 30, 2006 and December 31, 2005; and 66.5 and 68.1 shares outstanding at June 30, 2006 and December 31, 2005, respectively)	0.7	0.7
Additional paid-in capital	874.1	877.3
Retained earnings	174.3	155.3
Accumulated other comprehensive income (loss)	15.9	(4.0)
Less: Treasury stock, at cost, 2.3 and 0.7 shares at June 30, 2006 and December 31, 2005, respectively	(59.0)	(25.5)

Total stockholders’ equity	1,006.0	1,003.8

Total liabilities and stockholders’ equity	$3,573.5	$3,524.6

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six month period ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net income	$19.0	$32.8
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	30.9	25.4
Other non-cash items	41.9	21.4
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(14.9)	(90.8)
Inventory	(118.7)	(38.4)
Accounts payable	29.5	31.9
Other assets and liabilities	(51.2)	(44.6)

Net cash used in operating activities	(63.5)	(62.3)

Cash flows from financing activities:
Proceeds from revolving credit borrowings	183.6	63.7
Payments on revolving credit borrowings	(104.3)	(51.3)
Proceeds from issuance of senior debt	—	950.0
Payments on senior debt	(60.0)	(307.4)
Borrowings under foreign lines of credit, net	7.2	—
Proceeds from issuance of stock, net of transaction fees	3.5	350.4
Repurchase of common stock	(50.0)	—
Debt issuance costs	(2.2)	(17.6)
Other borrowings (repayments), net	(0.9)	1.6

Net cash (used in) provided by financing activities	(23.1)	989.4

Cash flows from investing activities:
Additions to property, plant and equipment	(31.2)	(24.7)
Acquisition of businesses, net of cash acquired	(54.0)	(818.1)
Other	(0.2)	(1.1)

Net cash used in investing activities	(85.4)	(843.9)
Effect of exchange rate changes on cash	0.2	—

Net (decrease) increase in cash and cash equivalents	(171.8)	83.2
Cash and cash equivalents at beginning of period	237.1	20.7

Cash and cash equivalents at end of period	$65.3	$103.9

Supplemental non-cash disclosure:
Common stock issued in conjunction with acquisitions	$—	$281.5
Supplemental cash disclosures:
Taxes paid	$22.0	$13.9
Interest paid	$56.0	$31.9

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, except for December 31, 2005 amounts)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Jarden Corporation (the “Company” or “Jarden”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The Condensed Consolidated Balance Sheet at December 31, 2005 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim statements should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K and any amendment thereto for the year ended December 31, 2005. Results of operations for the periods shown are not necessarily indicative of results for the full year, particularly in view of the varying seasonality of certain of the Company’s product line sales and the acquisitions of American Household, Inc. (“AHI” and the “AHI Acquisition”) and The Holmes Group, Inc. (“Holmes” and the “THG Acquisition”) completed on January 24, 2005 and July 18, 2005, respectively (see Note 5). All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Certain reclassifications have been made in the Company’s financial statements of the prior year to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs”, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 requires the exclusion of certain costs from inventories and the allocation of fixed production overheads to inventories to be based on normal capacity of the production facilities. The provisions of SFAS 151 became effective for costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a significant impact on the Company’s consolidated financial position, results of operation and cash flows for the three and six months ended June 30, 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction,” effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 supersedes APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and requires retrospective application to prior periods of any voluntary changes to alternatively permitted accounting principles, unless impracticable. The Company has determined SFAS No. 154 does not have an impact on the condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2006.

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instrument – an amendment of FASB No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. For the three and six months ended June 30, 2006, the Company determined there was no significant impact on the consolidated financial position, results of operations and cash flows of the Company as a result of adopting the provisions of SFAS No. 155.

During the fourth quarter of 2005, the Company adopted SFAS No. 123R, “Share-Based Payment (Revised 2004)”, (“SFAS No. 123R”). On February 3, 2006, the FASB issued FASB Staff Position SFAS 123R-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” (“FSP SFAS 123R-4”). FSP FAS 123R-4 is effective for the Company for the reporting period ended June 30, 2006. The Company concluded that the adoption of FSP FAS 123R-4 did not have a material impact on its consolidated financial position, results of operations, and cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. For the three and six months ended June 30, 2006, the Company does not believe there will be a significant impact on the consolidated financial position, results of operations and cash flows as a result of adopting SFAS No. 156.

In June 2006, the FASB issued FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

Product Warranty Costs

The Company recognizes warranty costs based on an estimate of amounts required to meet future warranty obligations arising as part of the sale of its products. In accordance with the SFAS No. 5 “Accounting for Contingencies”, the Company accrues an estimated liability at the time of a product sale based on historical claim rates applied to current period sales, as well as any information applicable to current product sales that may indicate a deviation from such historical claim rate trends. Product warranty reserves included $66.2 million within “Other current liabilities” and $5.6 million within “Other non-current liabilities” in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2006. At December 31, 2005, product warranty reserves included $54 million within “Other current liabilities” and $5.9 million within “Other non-current liabilities” in the Company’s Condensed Consolidated Balance Sheet.

Activity for the six months ended June 30, 2006 was as follows (in millions):

Warranty reserve at December 31, 2005	$59.9
Acquisitions and other adjustments	17.7
Provisions for warranties issued, net	53.0
Warranty claims paid	(58.8)

Warranty reserve at June 30, 2006	$71.8

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

For the three and six month periods ended June 30, 2006, the Company recorded $4.3 million and $9.7 million of stock based compensation costs (pretax) in accordance with SFAS 123R. For the three and six month periods ended June 30, 2005, share based compensation costs of $0.6 million and $0.8 million were recognized using the intrinsic value method as opposed to the fair value method as permitted under APB No. 25. Had share based compensation costs been recognized using the fair value method, pro forma net loss allocable to shareholders and loss per share would have been presented as follows (in millions, except per share data):

	Three month period ended		Six month period ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net income, as reported	$13.3	$32.8	$19.0	$32.8
Paid-in-kind dividends on Series B and C preferred stock	—	(2.8)	—	(8.3)
Charges from beneficial conversions of Series B and C preferred Stock	—	(22.4)	—	(38.9)

Net income (loss) attributable to stockholders	13.3	7.6	19.0	(14.4)
Less: income allocable to preferred stockholders	—	(1.9)	—	—

Income (loss) allocable to common stockholders	13.3	5.7	19.0	(14.4)
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	—	0.2	—	0.4
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax related effects	—	(3.4)	—	(4.4)

Pro forma net income (loss) allocable to common stockholders	$13.3	$2.5	$19.0	$(18.4)

Basic earnings (loss) per share:
As reported	$0.21	$0.13	$0.29	$(0.33)
Pro forma	$0.21	$0.06	$0.29	$(0.42)
Diluted earnings (loss) per share:
As reported	$0.20	$0.12	$0.28	$(0.33)
Pro forma	$0.20	$0.06	$0.28	$(0.42)

For the six month period ended June 30, 2006, the Company issued 0.3 restricted share awards. For those awards with common stock price vesting thresholds, the weighted average grant date fair values of these awards was $22.40 based on the following assumptions:

Expected volatility	36.5%
Risk-free interest rates	4.2%
Derived service periods (in years)	1.4

For all other restricted share awards issued during the six month period ended June 30, 2006, the weighted average grant date fair value was $27.80. As of June 30, 2006, unrecognized compensation cost attributable to all restricted share awards was $19.6 million expected to be recognized over a weighted average period of one year.

For the six month period ended June 30, 2006, the Company issued 0.1 million options, with a weighted average grant date fair value of $11.63 per share. As of June 30, 2006 unrecognized compensation cost attributable to stock options was $13.9 million expected to be recognized over a weighted average period of 1.3 years.

3. Inventories

Inventories are stated at the lower of cost or market with cost being determined principally by the first-in, first-out method (“FIFO”), and were comprised of the following at June 30, 2006 and December 31, 2005 (in millions):

	June 30, 2006	December 31, 2005
Raw materials and supplies	$139.0	$108.4
Work in process	51.8	24.9
Finished goods	498.2	433.0

Total inventories	$689.0	$566.3

4. Property, Plant and Equipment

Property, plant and equipment, net, consist of the following at June 30, 2006 and December 31, 2005 (in millions):

	June 30, 2006	December 31, 2005
Land	$24.4	$23.8
Buildings	106.2	98.4
Machinery and equipment	393.1	374.5
Less: Accumulated depreciation	(202.2)	(176.1)

	$321.5	$320.6

As of June 30, 2006, assets held under capital leases amounted to $18.8 million and are included in “Machinery and equipment”.

Depreciation and amortization of property, plant and equipment charged against operations for the three and six month periods ended June 30, 2006 was $15.1 million and $30.9 million, respectively, and $13.3 million and $25.4 million for the three and six month periods ended June 30, 2005, respectively.

5. Acquisitions

On July 18, 2005, the Company completed the acquisition of Holmes for approximately $420 million in cash and 6.15 million shares of the Company’s common stock. Holmes is a leading manufacturer and distributor of select home environment and small kitchen electrics under well-recognized consumer brands, including Bionaire ® , Crock-Pot ® , Harmony ® , Holmes ® , Patton ® , Rival ® , Seal-a-Meal ® and White Mountain™. The aggregate purchase price was approximately $681 million, including transaction expenses. The cash portion of the THG Acquisition purchase price was financed with the issuance of an additional $380 million of term debt under the Senior Credit Facility, cash on hand and revolver borrowings.

On January 24, 2005, the Company completed its acquisition of AHI, a privately held company, for approximately $746 million for 100% of its equity and the repayment of approximately $100 million of indebtedness. AHI is the parent of The Coleman Company, Inc. (“Coleman”) and Sunbeam Products, Inc. (which we refer to as “Jarden Consumer Solutions” or “JCS”), leading producers of global consumer products through brands such as BRK ® , Campingaz ® , Coleman ® , First Alert ® , Health o meter ® , Mr. Coffee ® , Oster ® and Sunbeam ® . Of the equity portion of the purchase price, $40 million was held back by the Company to cover potential indemnification claims against the sellers of AHI and has not been accrued as a liability or considered part of the purchase price since the outcome of this contingency remains uncertain.

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

	Three month period ended	Six month period ended
	June 30, 2005 (Pro Forma)	June 30, 2005 (Pro Forma)
Net sales	$872.1	$1,583.8
Net income	26.5	23.0
Net loss allocable to common stockholders (after deducting preferred stock dividends and beneficial conversion charges)	(0.7)	(21.7)
Diluted loss per share	(0.01)	(0.44)

During 2005, the Company completed three tuck-in acquisitions within the Branded consumables segment. During the six months ended June 30, 2006, the Company completed three tuck-in acquisitions, two within Branded consumables and one within JCS. None of these tuck-in acquisitions were significant and therefore have been excluded from the pro forma disclosures above.

The goodwill and other intangibles recorded in connection with the Company’s acquisitions are discussed in Note 6. The table below summarizes the estimated fair values of the assets acquired and the liabilities assumed at the effective date of acquisition for the THG Acquisition (in millions):

Current assets	$275.0
Property, plant and equipment	50.0
Other non-current assets	34.5

Total assets acquired	359.5
Current liabilities	136.9
Non-current liabilities	71.3

Total liabilities assumed	208.2

Net assets acquired	151.3
Purchase price (including transaction expenses and assumed debt)	680.6

Purchase price paid in excess of fair value of tangible assets	$529.3

The purchase price allocation related to the THG Acquisition is still preliminary and will be finalized prior to the end of the third quarter.

6. Intangibles

As of June 30, 2006 and December 31, 2005, the Company’s intangible assets by segment are as follows (in millions):

	Branded Consumables	Consumer Solutions(1)	Outdoor Solutions	Total
June 30, 2006
Intangible assets not subject to amortization:
Goodwill	464.7	611.4	239.6	1,315.7
Trademarks	79.4	275.4	76.4	431.2

	$544.1	$886.8	$316.0	$1,746.9

Intangible assets subject to amortization:
Patents	$—	$0.1	$—	$0.1
Non-compete agreements	1.1	0.4	—	1.5
Manufacturing processes and expertise	—	6.7	—	6.7
Accumulated amortization	(1.1)	(3.9)	—	(5.0)

Total goodwill, trademarks and other intangible assets	$544.1	$890.1	$316.0	$1,750.2

(1)	The purchase price allocation related to the THG Acquisition is still preliminary and will be finalized prior to the end of the third quarter.

	Branded Consumables	Consumer Solutions	Outdoor Solutions	Total
December 31, 2005
Intangible assets not subject to amortization:
Goodwill	$437.9	$588.3	$237.0	$1,263.2
Trademarks	75.5	275.4	76.4	427.3

	$513.4	$863.7	$313.4	$1,690.5

Intangible assets subject to amortization:
Patents	$—	$0.1	$—	$0.1
Non-compete agreements	1.1	0.4	—	1.5
Manufacturing processes and expertise	—	6.7	—	6.7
Accumulated amortization	(1.0)	(3.4)	—	(4.4)

Total goodwill, trademarks and other intangible assets	$513.5	$867.5	$313.4	$1,694.4

In the Branded consumables segment, the only intangible assets which had finite lives and were subject to amortization were two non-compete agreements in the aggregate amount of approximately $1.1 million, which were assumed by the Company in connection with the USPC Acquisition and which were being amortized over the term of the respective agreements. Amortization for the non-compete agreements are less than $0.1 million in the three month periods ended June 30, 2006 and 2005, and $0.1 million and $0.3 million for the six month periods ended June 30, 2006 and 2005, respectively. These amounts are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

In the Consumer solutions segment, the only intangible assets which have finite lives and are currently subject to amortization are the manufacturing processes and expertise and patents, which are being amortized over a period of seven years. Amortization for the manufacturing processes and expertise in the aggregate amount of approximately $0.3 million were recorded in the three month periods ended June 30, 2006 and 2005, and $0.6 million and $0.5 million for the six month periods ended June 30, 2006 and 2005, respectively. These amounts are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Income. Amortization of the patents was less than $0.1 million for both the three and six month periods ended June 30, 2006 as well as 2005.

As of June 30, 2006, approximately $900 million of the goodwill and other intangible assets recorded by the Company is not deductible for income tax purposes. Such amount is subject to change based upon purchase accounting adjustments that may be made within the allocation period.

7. Income Taxes

For the three and six months ended June 30, 2006, the Company’s tax rate was 74% and 68%, respectively, primarily due to a deferred tax provision of $19.1 million recorded in the second quarter of 2006 in conjunction with the legal entity reorganization of the Company’s domestic Consumer solutions segment.

8. Debt

Debt is comprised of the following at June 30, 2006 and December 31, 2005 (in millions):

	June 30, 2006	December 31, 2005
Senior Credit Facility Term Loans	$1,203.6	$1,263.1
9 3/4% Senior Subordinated Notes	179.9	179.9
Senior Credit Facility Revolver	79.3	—
Non-U.S. borrowings (including Foreign Senior Debt)	72.5	61.9
Other (primarily capital leases)	19.2	19.9
Non-debt balances arising from interest rate swap activity	(3.2)	16.6

Total debt	1,551.3	1,541.4
Less: current portion	(105.5)	(86.3)

Total long-term debt	$1,445.8	$1,455.1

Senior Credit Facility

On February 24, 2006, the Company executed an amendment to its Senior Credit Facility which modified certain covenants and permitted the Company to increase its repurchases of common stock. In connection with this amendment, the Company agreed to repay $26 million of principal outstanding under its Senior Credit Facility Term Loans, which was repaid in March 2006 and accordingly classified as “Short-term debt and current portion of long-term debt” on the Condensed Consolidated Balance Sheets as of December 31, 2005. In March 2006, in accordance with the Senior Credit Facility agreement, the Company was required to repay $2.4 million of its Senior Credit Facility Term Loans and Foreign Senior Debt based on a calculation of “Excess Cash Flow” as defined in the Senior Credit Facility, which along with a voluntary repayment on its Senior Credit Facility Term Loans of $25 million, was made in April 2006.

As of June 30, 2006, the Company had $1,204 million outstanding under its Term Loan and $79.3 million outstanding under its Revolver. As of June 30, 2006, net availability under the Senior Credit Facility was approximately $90.3 million, after deducting $30.4 million of issued letters of credit. The Company is required to pay commitment fees on the unused balance of the Senior Credit Facility Revolver.

9. Derivative Financial Instruments

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

At June 30, 2006, the interest rate on approximately 46% of the Company’s debt obligation, excluding the amortizing non-debt balances arising from interest rate swap transactions, was fixed by either the nature of the obligation or through interest rate swap contracts.

Fair Value Hedges

The Company has a cross-currency interest rate swap that fixes the exchange rate of the amortizing loan balance for a $42.7 million notional principal amount Canadian loan denominated in U.S. dollars. The swap instrument exchanges the variable interest rate U.S. dollar balance (3-month U.S. LIBOR plus a spread of 175 basis points) and the equivalent variable interest rate Canadian dollar balance (3-month CAD BA plus a spread of 192 basis points). The fair market value of this interest rate swap as of June 30, 2006 was a non-cash liability of approximately $2.2 million and is included in “Non-current liabilities” in the Condensed Consolidated Balance Sheet, with a corresponding offset to long-term debt.

The Company also has two swaps in a notional principal amount totaling $105 million to receive a fixed rate of interest and pay a variable rate of interest based upon six-month LIBOR in arrears, plus a spread of 523 to 528 basis points.

These swaps are considered to be effective hedges against changes in the fair value of our fixed-rate debt obligation for both tax and accounting purposes. Accordingly, the interest rate swap contracts are reflected at fair value in the Company’s Condensed Consolidated Balance Sheets and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. The fair market value of these interest rate swaps as of June 30, 2006 was a non-cash liability of approximately $7.3 million and is included in “Non-current liabilities” in the Condensed Consolidated Balance Sheet, with a corresponding offset to long-term debt. Changes during any accounting period in the fair value of the interest rate swaps, as well as offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt being hedged, will be recognized as adjustments to interest expense in the Company’s Condensed Consolidated Statements of Income. The net effect of this accounting on the Company’s operating results is that interest expense on the portion of fixed-rate debt being hedged is generally recorded based on variable interest rates. The Company is exposed to credit loss, in the event of non-performance by the other party to its current existing swap, a large financial institution. However, the Company does not anticipate non-performance by the other party.

Cash Flow Hedges

The Company has six interest rate swaps which convert an aggregate notional principal amount of $625 million from floating rate interest payments (excluding the Company’s applicable margin) under its term loan facility to fixed interest rate obligations. The variable rate of interest is based on three-month LIBOR. The fixed rates range from 4.73% to 4.805%.

Gains and losses related to the effective portion of these swaps are reported as a component of “Accumulated other comprehensive income” and are reclassified into earnings in the same period that the hedged transaction affects earnings. As of June 30, 2006, the fair value of these swaps was approximately $14.3 million (before tax) and such amount is included as an unrealized gain in “Accumulated other comprehensive income” on the Company’s Condensed Consolidated Balance Sheet.

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

Foreign Exchange Rate Contracts

The Company utilizes forward foreign exchange rate contracts (“Forward Contracts”) to reduce its foreign currency exchange rate exposures. The Company designates qualifying Forward Contracts as cash flow hedge instruments. At June 30, 2006, the fair value of its open Forward Contracts was a net liability of approximately $0.4 million, and is reflected in “Other current liabilities” in its Condensed Consolidated Balance Sheet. The unrealized change in the fair values of open Forward Contracts from December 31, 2005 to June 30, 2006 was a net loss of approximately $1.7 million, of which $1.5 million of net losses were reclassified to “Accumulated other comprehensive income.” At June 30, 2006, the U.S. dollar equivalent contractual notional amounts to purchase and sell currencies for open Forward Contracts totaled $113.8 million.

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

10. Contingencies

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. In addition, the Company or various of its subsidiaries have been identified by the United States Environmental Protection Agency or a state environmental agency as a Potentially Responsible Party pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law at various sites. Based on currently available information, the Company does not believe that the disposition of any of the legal or environmental disputes the Company is currently involved in will have a material adverse effect upon the financial condition, results of operations, cash flows or competitive position of the Company. It is possible, that as additional information becomes available, the impact on the Company of an adverse determination could have a different effect.

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

Due to the uncertainty described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of June 30, 2006.

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

The complaints, which are substantially similar to one another, allege, among other things, that the plaintiffs were injured by reason of certain allegedly false and misleading statements made by the Company relating to the expected benefits of the THG Acquisition. Joint lead plaintiffs were appointed on June 9, 2006. No class has been certified in the actions. The lead plaintiffs are to file an amended complaint by August 11, 2006.

In February 2006, a derivative complaint was filed against certain Company officers and the Board of Directors of the Company in the United States District Court for the Southern District of New York. The Company is named as a nominal defendant. The complaint alleges, among other things, that the individual defendants violated their fiduciary duties by failing to disclose material information and/or by misleading the investing public about the Company’s business and financial condition relating to the THG Acquisition. The complaint seeks damages and other monetary relief against the individual defendants. The Company and the individual defendants filed a motion to dismiss the complaint on June 15, 2006.

These actions are in the early stages of litigation and an outcome cannot be predicted. Management does not believe that the outcome of this litigation will have a material adverse effect on the financial position, results of operations or cash flows of the Company. The Company intends to defend itself vigorously in these actions.

11. Equity

In February 2006, the Board of Directors of the Company authorized a new stock repurchase program to acquire up to $150 million of Company common stock through open market and privately negotiated transactions. On March 1, 2006, the Company repurchased 2 million shares of the Company’s common stock for $50 million through a privately negotiated transaction.

12. Earnings Per Share Calculation

A computation of earnings per share for the three and six month periods ended June 30, 2006 and 2005 was as follows (in millions, except per share data):

	Three month period ended		Six month period ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net income, as reported	$13.3	$32.8	$19.0	$32.8
Paid-in-kind dividends on Series B and C preferred stock	—	(2.8)	—	(8.3)
Charges from beneficial conversions of Series B and Series C preferred stock	—	(22.4)	—	(38.9)

Income (loss) allocable to common stockholders	13.3	$7.6	$19.0	$(14.4)

Less: income allocable to preferred stockholders	—	(1.9)	—	—

Income allocable to common stockholders	$13.3	5.7	19.0	(14.4)

Weighted average shares outstanding	64.5	44.0	65.1	43.6
Additional shares assuming conversion of stock options and restricted stock	1.0	1.8	0.9	—

Weighted average shares outstanding assuming conversion	65.5	45.8	66.0	43.6

Basic earnings (loss) per share	$0.21	$0.13	$0.29	$(0.33)
Diluted earnings (loss) per share	$0.20	$0.12	$0.29	$(0.33)

13. Comprehensive Income

Comprehensive income for the three and six month periods ended June 30, 2006 and 2005 was as follows (in millions):

	Three month period ended		Six month period ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net income	$13.3	$32.8	$19.0	$32.8
Unrealized gain (loss) on interest rate swaps	5.2	(4.6)	19.7	1.2
Foreign currency translation	2.4	(4.9)	3.2	(6.9)
Unrealized (loss) gain on foreign exchange forward contracts	(2.4)	(0.2)	(3.0)	0.3

Comprehensive income	$18.5	$23.1	$38.9	$27.4

14. Employee Benefit Plans

Components of Net Periodic Costs for Domestic Plans

Net periodic pension costs and net periodic postretirement costs for domestic plans include the following components (in millions):

	Pension Benefits		Postretirement Benefits
	Three month period ended		Three month period ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Service cost	$0.1	$0.3	$0.1	$0.1
Interest cost	3.5	3.3	0.3	0.4
Expected return on plan assets	(3.1)	(2.9)	—	—
Amortization of unrecognized prior service benefit	—	—	(0.1)	—
Recognized net actuarial loss (gain)	0.1	—	—	—

Net periodic cost	$0.6	$0.7	$0.3	$0.5

Curtailment gain	—	—	(1.7)	—

Total pension cost	$0.6	$0.7	$(1.4)	$0.5

	Pension Benefits		Postretirement Benefits
	Six month period ended		Six month period ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Service cost	$0.3	$0.6	$0.2	$0.3
Interest cost	7.0	5.6	0.7	0.7
Expected return on plan assets	(6.2)	(5.1)	—	—
Amortization of unrecognized prior service benefit	0.1	0.1	(0.1)	—
Recognized net actuarial loss (gain)	0.1	0.1	0.1	—

Net periodic cost	$1.3	$1.3	$0.9	$1.0

Curtailment gain	—	—	(1.7)	—

Total pension cost	$1.3	$1.3	$(0.8)	$1.0

Components of Net Periodic Pension Costs for Foreign Plans

Net periodic pension costs for foreign plans include the following components (in millions):

	Three month period ended June 30, 2006	Three month period ended June 30, 2005
Service cost	$0.2	$0.2
Interest cost	0.1	0.1
Expected return on plan assets	(0.1)	(0.1)

Net periodic pension cost	$0.2	$0.2

Curtailment gain	(0.1)	—

Total pension cost	$0.1	$0.2

	Six month period ended June 30, 2006	Six month period ended June 30, 2005
Service cost	$0.4	$0.3
Interest cost	0.3	0.3
Expected return on plan assets	(0.2)	(0.2)

Net periodic pension cost	$0.5	$0.4

Curtailment gain	(0.1)	—

Total pension cost	$0.4	$0.4

15. Reorganization and Acquisition-Related Integration Costs

The following table sets forth the details and the activity related to reorganization and acquisition-related integration costs, net as of June 30, 2006 (in millions):

	Accrual Balance at December 31, 2005	Reorganization and Acquisition- Related Costs, net	Foreign Currency Translations	Cash Payments	Accrual Balance at June 30, 2006
Severance and other employee related	$15.9	$4.0	$0.1	$(17.0)	$3.0
Other costs	1.6	9.3	(0.1)	(7.4)	3.4

Sub-total	$17.5	13.3	$—	$(24.4)	$6.4

Impairment charges		1.7

Total		$15.0

Consumer Solutions Segment Reorganization

As part of the AHI Acquisition and THG Acquisition, it was determined that, due to similarities between the combined Consumer solutions segment customer base, distribution channels and operations, significant cost savings could be achieved by integrating certain functions of the businesses, such as distribution and warehousing, information technology and certain administrative functions. In order to leverage a shared infrastructure, the Company initiated certain reorganization plans during 2005. During the six months ended June 30, 2006, the Company recorded charges of approximately $3.6 million in severance and other employee benefit-related costs and $6.6 million in other costs related to these plans. Of the $3.6 million related to employee terminations, $3.1 million was included in “Reorganization and acquisition-related integration costs, net” in the Condensed Consolidated Statements of Income, $0.5 million was included in the determination of the cost of the THG Acquisition. Other costs primarily consist of $1.7 million of retention bonuses, $1.9 million of professional fees, $1.1 million of travel expenses and $0.8 million of relocation costs as well as $0.5 million of facility exit costs. Other costs are included in “Reorganization and acquisition-related integration costs, net” in the Condensed Consolidated Statements of Income. The initiative is expected to result in approximately 160 terminations of which approximately 99 were terminated as of June 30, 2006. As of June 30, 2006, $3.4 million of severance, other employee benefit-related costs and other costs remain accrued in the Condensed Consolidated Balance Sheet. The amounts are included in “Other current liabilities” and “Other non-current liabilities” for $3.2 million and $0.2 million, respectively. The amounts accrued are expected to be fully paid by the end of 2007.

Outdoor Solutions Segment

European Reorganization

During 2006, the Company made a strategic plan to rationalize its European manufacturing and administrative platform in order to facilitate a long-term cost savings initiative. During the six months ended June 30, 2006, the Company recorded net charges of $0.6 million, related to this strategic plan consisting of severance and other employee benefit-related costs which are reflected in “Reorganization and acquisition-related integration costs, net” in the Condensed Consolidated Statements of Income. As of June 30, 2006, $0.4 million remains accrued and is reflected in “Other current liabilities” in the Condensed Consolidated Balance Sheet. The amounts accrued are expected to be substantially paid by 2007.

Outsourcing

In prior years, Coleman announced its intention to outsource the manufacturing of its outdoor recreation appliances manufactured at its Lyon, France facility, and Coleman initiated the outsourcing activities upon completion of reviews conducted by government and union officials. Other manufacturing operations in Lyon were unaffected by this move. During the six months ended June 30, 2006, the Company reversed approximately $0.3 million of charges, primarily related to the plant closing. These are reflected in “Reorganization and acquisition-related integration costs, net” in the Condensed Consolidated Statements of Income. The initiative is currently scheduled to be substantially completed in 2006 and is expected to result in the termination of approximately 125 employees, of which 117 were terminated as of June 30, 2006. As of June 30, 2006, $2 million, primarily related to severance and other employee benefit-related costs, remains accrued, of which $1.9 million is reflected in “Other current liabilities” and $0.1 million is reflected in “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. The amounts accrued are expected to be fully paid by 2007.

Branded Consumables Segment

Outsourcing

During the second quarter of 2006, the Company revised its initial plan to outsource the manufacturing of certain products in the Branded consumables segment. This change in the plan was due to a change in strategy made by new senior management within the operations who had joined the organization in the second quarter of 2006. The Company recorded a reversal of previous amounts ($2.4 million) associated with this plan during the second quarter of 2006.

Segment Reorganization

During the first quarter of 2005, the Company began implementing a strategic plan to reorganize its Branded consumables segment and thereby facilitate long-term cost savings and improve management and reporting capabilities. Specific cost savings initiatives include the utilization of certain shared distribution and warehousing services and information systems platforms and outsourcing the manufacturing of certain kitchen products. During the six months ended June 30, 2006, the Company recorded severance charges of $0.5 million and other charges of $3.8 million primarily related to a fixed asset impairment ($1.7 million) and inventory move costs ($1.3 million) which are included in “Reorganization and acquisition-related integration costs, net” in the Condensed Consolidated Statements of Income. As of June 30, 2006, approximately $0.6 million of the charges recorded remain accrued and are reflected in “Other current liabilities” in the Condensed Consolidated Balance Sheets. All amounts are expected to be paid in 2006.

Corporate Reorganization and Acquisition-Related Integration Costs

As part of the AHI Acquisition, it was determined that certain corporate functions of the two entities would be combined and redundant functions would be eliminated. Further, certain functions and responsibilities would be transitioned to the Company’s offices in Florida, while other functions would transition to the Company’s New York headquarters. During the six months ended June 30, 2006, the Company recorded charges of $0.7 million consisting primarily of retention and travel expenses directly associated with the reorganization, which are included in “Reorganization and acquisition-related integration costs, net” in the Condensed Consolidated Statements of Income. The initiative was completed during the second quarter of 2006 and resulted in the termination of 21 employees, all of which were terminated as of June 30, 2006.

16. Segment Information

During the first quarter of 2006, management changed the Company’s reportable segments to reflect the new structure of the organization and the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. As a result, the First Alert business was moved from the Consumer solutions segment to the Branded consumables segment. During the second quarter 2006, the Company changed the manner in which it measures segment operating performance to be “segment earnings”. All prior periods have been reclassified to conform to the current reporting structure and performance measures. For comparative prior year annual data, see Exhibit 99.1 filed herewithin.

The Company reports four business segments: Branded consumables, Consumer solutions, Outdoor solutions and Process solutions.

In the Branded consumables segment, the Company markets, distributes and in certain cases manufactures a broad line of branded products that includes arts and crafts, paintbrushes, children’s card games, clothespins, collectible tins, food preparation kits, home canning jars, jar closures, kitchen matches, other craft items, plastic cutlery, playing cards and card accessories, rope, cord and twine, smoke and carbon monoxide alarms, storage and workshop accessories, toothpicks and other accessories marketed under the Aviator® , Ball ® , Bee ® , Bernardin ® , Bicycle ® , BRK ® , Crawford ® , Diamond ® , First Alert ® , Forster ® , Hoyle ® , KEM ® , Kerr ® , Lehigh® , Leslie-Locke ® and Loew-Cornell ® brand names, among others.

In the Consumer solutions segment, the Company manufactures or sources, markets and distributes an array of innovative kitchen and other household products that includes bedding, blenders, coffee makers, heating pads, home vacuum packaging machines, personal and animal grooming products, and warming blankets, as well as related consumable products. The segment’s leading brands include Bionaire ® , Crock-Pot ® , FoodSaver ® , Harmony ® , Health o meter ® , Holmes ® , Mr. Coffee ® , Oster®, Patton ® , Rival ® , Seal-a-Meal ® , Sunbeam ® , VillaWare ® and White Mountain™. As discussed in Note 5, the JCS portion of this business was purchased with the AHI Acquisition effective January 24, 2005, and the Holmes portion of this business was purchased with the THG Acquisition, effective July 18, 2005.

In the Outdoor solutions segment, the Company manufactures or sources, markets and distributes outdoor leisure products worldwide under the Campingaz ® and Coleman ® brand names for use outside the home or away from the home, such as products for camping, backpacking, tailgating, backyard grilling and other outdoor activities.

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

(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Three months ended June 30, 2006
Net sales	$206.5	$359.5	$331.9	$81.0	$(16.9)	$962.0	—	$962.0

Segment earnings (loss)	34.9	30.6	47.9	9.7	—	123.1	(17.8)	105.3
Adjustments to reconcile to reported operating earnings(loss):
Reorganization and acquisition-related integration costs, net	(1.0)	(4.6)	0.4	—	—	(5.2)	(0.4)	(5.6)
Other integration-related costs	—	(0.9)	—	—	—	(0.9)	—	(0.9)
Stock-based compensation	—	—	—	—	—	—	(4.3)	(4.3)
Depreciation and amortization	(2.9)	(5.4)	(4.2)	(2.3)	—	(14.8)	(0.3)	(15.1)

Operating earnings (loss)	$31.0	$19.7	$44.1	$7.4	—	$102.2	$(22.8)	$79.4

Depreciation and amortization	$2.9	$5.4	$4.2	$2.3	—	$14.8	$0.3	$15.1

(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Three months ended June 30, 2005 (Reclassified)
Net sales	$193.8	$217.5	$298.6	$63.4	$(18.9)	$754.4	—	$754.4

Segment earnings (loss)	28.6	14.6	45.5	9.0	—	97.7	(6.5)	91.2
Adjustments to reconcile to reported operating earnings(loss):
Reorganization and acquisition-related integration costs	(1.3)	(3.6)	(0.4)	—	—	(5.3)	(0.6)	(5.9)
Depreciation and amortization	(2.4)	(4.1)	(4.4)	(2.3)	—	(13.2)	(0.1)	(13.3)

Operating earnings (loss)	$24.9	$6.9	$40.7	$6.7	—	$79.2	$(7.2)	$72.0

Depreciation and amortization	$2.4	$4.1	$4.4	$2.3	—	$13.2	$0.1	$13.3

(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Six months ended June 30, 2006
(Reclassified)
Net sales	$361.3	$711.0	$560.0	$156.1	$(34.7)	$1,753.7	—	$1,753.7

Segment earnings (loss)	52.5	59.8	69.2	19.4	—	200.9	(29.3)	171.6
Adjustments to reconcile to reported operating earnings (loss):
Reorganization and acquisition-related integration costs, net	(4.3)	(9.7)	(0.3)	—	—	(14.3)	(0.7)	(15.0)
Inventory write-off	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Other integration-related costs	—	(1.8)	—	—	—	(1.8)	—	(1.8)
Stock-based compensation	—	—	—	—	—	—	(9.7)	(9.7)
Depreciation and amortization	(5.6)	(11.6)	(8.4)	(4.7)	—	(30.3)	(0.6)	(30.9)

Operating earnings (loss)	$42.6	$36.7	$60.2	$14.7	—	$154.2	$(40.3)	$113.9

Depreciation and amortization	$5.6	$11.6	$8.4	$4.7	—	$30.3	$0.6	$30.9

Total assets	$930.9	$1,688.6	$803.6	$100.3	—	$3,523.4	$50.1	$3,573.5

(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Six months ended June 30, 2005
(Reclassified)
Net sales	$329.2	$384.6	$481.5	$115.1	$(34.7)	$1,275.7	—	$1,275.7

Segment earnings (loss)	46.3	27.2	69.4	15.2	—	158.1	(14.4)	143.7
Adjustments to reconcile to reported operating earnings (loss):
Manufacturer’s profit in inventory	(0.2)	—	—	—	—	(0.2)	(16.2)	(16.4)
Reorganization and acquisition-related integration costs	(1.3)	(4.2)	(0.8)	—	—	(6.3)	(2.5)	(8.8)
Depreciation and amortization	(5.1)	(7.1)	(8.5)	(4.6)	—	(25.3)	(0.1)	(25.4)

Operating earnings (loss)	$39.7	$15.9	$60.1	$10.6	—	$126.3	$(33.2)	$93.1

Depreciation and amortization	5.1	$7.1	$8.5	$4.6	—	$25.3	$0.1	$25.4

Total assets	$790.0	$613.6	$498.3	$72.0	—	$1,973.9	$758.1	$2,732.0

(a)	Intersegment sales are recorded at cost plus an agreed upon profit on sales.
(b)	For the three and six month periods ended June 30, 2006, unallocated costs include $0.4 million and $0.7 million of reorganization and acquisition-related integration costs, net, respectively, and $4.3 million and $9.7 million of non-cash compensation costs, respectively, related to the issuance of stock options and restricted shares of the Company’s common stock to employees and Directors of the Company (see Note 2). For the six months ended June 30, 2005, unallocated costs include a purchase accounting adjustment for the elimination of manufacturer’s profit in inventory of $16.2 million related to the AHI acquisition. For the three and six month periods ended June 30, 2005, unallocated costs include $0.6 million and $2.5 million of reorganization and acquisition-related integration costs, respectively, and $0.6 million and $0.8 million of non-cash compensation, respectively, related to the issuance of restricted shares of Company common stock.

The Company’s sales are principally within the United States. The Company’s international operations are mainly based in Europe, Canada, Latin America and Japan. Net sales of the Company’s products outside of the United States were approximately $253 million and $442 million for the three and six month periods ended June 30, 2006, respectively, or on a percentage basis approximately 26% and 25%, respectively, of the Company’s net sales. For the three and six month periods ended June 30, 2005, net sales of the Company’s products outside of the United States were approximately $221 million and $380 million, or on a percentage basis approximately 29% and 30%, respectively of the Company’s net sales for the same period.

17. Condensed Consolidating Financial Statements

The Company’s 9 3/4% Senior Subordinated Notes are fully guaranteed, jointly and severally, by several of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these Senior Subordinated Notes. Following the AHI Acquisition in 2005, the Non-Guarantor Subsidiaries are not considered minor and, as such, pursuant to Article 3-10(f) of Regulation S-X, the Company has presented below the summarized condensed consolidating financial statements of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis as of June 30, 2006 and December 31, 2005 and for the three and six month periods ended June 30, 2006 and 2005.

Condensed Consolidating Statements of Income (in millions):

	Three month period ended June 30, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$737.2	$287.1	$(62.3)	$962.0
Costs and expenses	21.3	666.0	257.6	(62.3)	882.6

Operating (loss) earnings	(21.3)	71.2	29.5	—	79.4
Other expense, net	46.2	10.1	9.8	—	66.1
Equity in the income of subsidiaries	80.8	18.4	—	(99.2)	—

Net income (loss)	$13.3	$79.5	$19.7	$(99.2)	$13.3

	Three month period ended June 30, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$613.4	$219.6	$(78.6)	$754.4
Costs and expenses	17.5	552.0	192.3	(79.4)	682.4

Operating (loss) earnings	(17.5)	61.4	27.3	0.8	72.0
Other expense, net	36.7	(1.3)	3.8	—	39.2
Equity in the income of subsidiaries	87.0	23.1	—	(110.1)	—

Net income (loss)	$32.8	$85.8	$23.5	$(109.3)	$32.8

	Six month period ended June 30, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,317.9	$548.4	$(112.6)	$1,753.7
Costs and expenses	37.9	1,213.7	500.8	(112.6)	1,639.8

Operating (loss) earnings	(37.9)	104.2	47.6	—	113.9
Other expense, net	70.3	8.8	15.8	—	94.9
Equity in the income of subsidiaries	127.2	30.3	—	(157.5)	—

Net income (loss)	$19.0	$125.7	$31.8	$(157.5)	$19.0

	Six month period ended June 30, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,011.9	$364.4	$(100.6)	$1,275.7
Costs and expenses	33.2	928.7	321.3	(100.6)	1,182.6

Operating (loss) earnings	(33.2)	83.2	43.1	—	93.1
Other expense, net	47.7	2.0	10.6	—	60.3
Equity in the income of subsidiaries	113.7	32.1	—	(145.8)	—

Net income (loss)	$32.8	$113.3	$32.5	$(145.8)	$32.8

Condensed Consolidating Balance Sheet (in millions):

	As of June 30, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$27.6	$1,032.7	$380.6	$0.4	$1,441.3
Investment in subsidiaries	2,845.2	222.2	—	(3,067.4)	—
Non-current assets	114.8	2,194.1	250.8	(427.5)	2,132.2

Total assets	$2,987.6	$3,449.0	$631.4	$(3,494.5)	$3,573.5

Liabilities and stockholders’ equity
Current liabilities	$131.4	$406.8	$222.7	$(11.8)	$749.1
Non-current liabilities	1,850.2	215.6	167.9	(415.3)	1,818.4
Stockholders’ equity	1,006.0	2,826.6	240.8	(3,067.4)	1,006.0

Total liabilities and stockholders’ equity	$2,987.6	$3,449.0	$631.4	$(3,494.5)	$3,573.5

	As of December 31, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$226.0	$958.0	$303.9	$(23.5)	$1,464.4
Investment in subsidiaries	2,762.4	104.1	—	(2,866.5)	—
Non-current assets	32.8	2,387.0	245.9	(605.5)	2,060.2

Total assets	$3,021.2	$3,449.1	$549.8	$(3,495.5)	$3,524.6

Liabilities and stockholders’ equity
Current liabilities	$93.4	$408.0	$212.2	$0.9	$714.5
Non-current liabilities	1,924.0	293.8	218.4	(629.9)	1,806.3
Stockholders’ equity	1,003.8	2,747.3	119.2	(2,866.5)	1,003.8

Total liabilities and stockholders’ equity	$3,021.2	$3,449.1	$549.8	$(3,495.5)	$3,524.6

Condensed Consolidating Statement of Cash Flows (in millions):

	Six month period ended June 30, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(23.2)	$(239.3)	$199.0	$—	$(63.5)
Financing activities:
Proceeds from revolving credit borrowings	183.6	—	—	—	183.6
Payments on revolving credit borrowings	(104.3)	—	—	—	(104.3)
(Payments) proceeds (to) from intercompany transactions	(83.5)	276.4	(192.9)	—	—
Payments on senior debt	(60.0)	—	—	—	(60.0)
Net borrowings from foreign lines of credit	—	—	7.2	—	7.2
Proceeds from issuance of stock, net of transaction fees	3.5	—	—	—	3.5
Repurchase of common stock	(50.0)	—	—	—	(50.0)
Debt issuance costs	(2.2)		—	—	(2.2)
Other	(0.8)	—	(0.1)	—	(0.9)

Net cash (used in) provided by financing activities	(113.7)	276.4	(185.8)	—	(23.1)

Investing Activities:
Additions to property, plant and equipment	—	(24.2)	(7.0)	—	(31.2)
Acquisition of business, net of cash acquired	(43.2)	(10.8)	—	—	(54.0)
Other	—	—	(0.2)	—	(0.2)

Net cash used in investing activities	(43.2)	(35.0)	(7.2)	—	(85.4)

Effect of exchange rate changes on cash	—	—	0.2	—	0.2

Net (decrease) increase in cash and cash equivalents	(180.1)	2.1	6.2	—	(171.8)
Cash and cash equivalents at beginning of period	184.5	(4.6)	57.2	—	237.1

Cash and cash equivalents at end of period	$4.4	$(2.5)	$63.4	$—	$65.3

	Six month period ended June 30, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(88.5)	$33.0	$(6.8)	$—	$(62.3)
Financing activities:
Proceeds from revolving credit borrowings	63.7	—	—	—	63.7
Payments on revolving credit borrowings	(51.3)	—	—	—	(51.3)
(Payments) proceeds (to) from intercompany transactions	(15.5)	7.3	8.2	—	—
Proceeds from issuance of long-term debt	950.0	—	—	—	950.0
Payments on long-term debt	(307.4)	—	—	—	(307.4)
Proceeds from issuance of stock, net of transaction fees	350.4	—	—	—	350.4
Debt issuance costs	(17.6)	—	—	—	(17.6)
Other	—	(0.5)	2.1	—	1.6

Net cash provided by financing activities	972.3	6.8	10.3	—	989.4

Investing Activities:
Additions to property, plant and equipment	(0.2)	(21.8)	(2.7)	—	(24.7)
Acquisition of business, net of cash acquired	(844.3)	(16.3)	42.5	—	(818.1)
Other	—	—	(1.1)	—	(1.1)

Net cash (used in) provided by investing activities	(844.5)	(38.1)	38.7	—	(843.9)

Net increase in cash and cash equivalents	39.3	1.7	42.2	—	83.2
Cash and cash equivalents at beginning of period	16.5	(0.7)	4.9	—	20.7

Cash and cash equivalents at end of period	$55.8	$1.0	$47.1	$—	$103.9

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Please see our Company’s Annual Report on Form 10-K for 2005 for a list of risk factors which could cause our Company’s actual results to differ materially from those projected in our Company’s forward-looking statements and certain risks and uncertainties that may affect the operations, performance and results of our business. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

The following “Overview” section is a brief summary of the significant items addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). Investors should read the relevant sections of this MD&A for a complete discussion of the items summarized below.

Overview

Jarden Corporation is a leading provider of primarily niche consumer products used in and around the home. Jarden currently operates in three primary business segments: Branded consumables, Consumer solutions, and Outdoor solutions. During the six months ended June 30, 2006, management changed the Company’s reportable segments to reflect the new structure of the organization and the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. As a result, the First Alert business was moved from the Consumer solutions segment to the Branded consumables segment. During the second quarter 2006, the Company changed the manner in which it measures segment operating performance to be “segment earnings”. All prior periods have been reclassified to conform to current reporting structure and performance measures. For comparative prior year annual data, see Exhibit 99.1 filed herewithin.

In the Branded consumables segment, the Company markets, distributes and in certain cases manufactures a broad line of branded products that includes arts and crafts, paintbrushes, children’s card games, clothespins, collectible tins, food preparation kits, home canning jars, jar closures, kitchen matches, other craft items, plastic cutlery, playing cards and card accessories, rope, cord and twine, storage and workshop accessories, toothpicks and other accessories marketed under the Aviator ®, Ball®, Bee ®, Bernardin ®, Bicycle ®, Crawford ®, Diamond ®, Forster ®, Hoyle ®, Kerr ®, Lehigh ®, Leslie-Locke ® and Loew-Cornell ® brand names, among others.

In the Consumer solutions segment, the Company manufactures or sources, markets and distributes an array of innovative kitchen and other household products that includes bedding, blenders, coffee makers, heating pads, home vacuum packaging machines, smoke and carbon monoxide alarms, personal and animal grooming products, and warming blankets, as well as related consumable products. The segment’s leading brands include Bionaire ®, Crock-Pot ®, First Alert ®, FoodSaver ®, Harmony ®, Health o meter ®, Holmes ®, Mr. Coffee ®, Oster ®, Patton ®, Rival ®, Seal-a-Meal ®, Sunbeam ®, VillaWare ® and White Mountain™. As discussed in Note 5, the JCS portion of this business was purchased with the AHI Acquisition effective January 24, 2005, and the Holmes portion of this business was purchased with the THG Acquisition, effective July 18, 2005.

In the Outdoor solutions segment, the Company manufactures or sources, markets and distributes outdoor leisure products worldwide under the Campingaz ® and Coleman ® brand names for use outside the home or away from the home, such as products for camping, backpacking, tailgating, backyard grilling and other outdoor activities.

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

Acquisition Activity

On July 18, 2005, the Company completed its acquisition of Holmes for approximately $420 million in cash and 6.15 million shares of our common stock. Holmes is a leading manufacturer and distributor of select home environment and small kitchen electrics under well-recognized brand names such as Bionaire ®, Crock-Pot ®, Harmony ®, Holmes ®, Patton ®, Rival ®, Seal-a-Meal ® and White Mountain™. The aggregate purchase price was approximately $681 million, including transaction expenses. The cash portion of the THG Acquisition purchase price was financed with the issuance of an additional $380 million of term debt under the Senior Credit Facility, cash on hand and revolver borrowings.

On January 24, 2005, the Company completed its acquisition of AHI, a privately held company, for approximately $746 million for the equity and the repayment of approximately $100 million of indebtedness. AHI is the parent of The Coleman Company, Inc. (“Coleman”) and Sunbeam Products, Inc. (which we refer to as “Jarden Consumer Solutions” or “JCS”), leading producers of global consumer products through brands such as BRK ®, Campingaz ®, Coleman ®, First Alert ®, Health o meter®, Mr. Coffee ®, Oster ® and Sunbeam ® . Of the equity portion of the purchase price, $40 million was held back by the Company to cover potential indemnification claims against the sellers of AHI and has not been accrued as a liability or considered part of the purchase price since the outcome of this contingency remains uncertain.

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

As discussed further hereafter, the results of operations for the six month periods ended June 30, 2006 versus June 30, 2005 include the results of THG and AHI from their respective acquisition dates. The differences in operating results in 2006 versus 2005 are primarily due to these acquisitions (the “Acquisitions”).

During the second quarter 2006, the Company changed the manner in which it measures operating performance of segments to be “segment earnings”. Segment earnings is the primary measure used by the chief operating decision maker and the segment information in the table below reconciles “segment earnings” to “operating earnings (loss).”

(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Three months ended June 30, 2006
Net sales	$206.5	$359.5	$331.9	$81.0	$(16.9)	$962.0	—	$962.0

Segment earnings (loss)	34.9	30.6	47.9	9.7	—	123.1	(17.8)	105.3
Adjustments to reconcile to reported operating earnings(loss):
Reorganization and acquisition-related integration costs, net	(1.0)	(4.6)	0.4	—	—	(5.2)	(0.4)	(5.6)
Other integration-related costs	—	(0.9)	—	—	—	(0.9)	—	(0.9)
Stock-based compensation	—	—	—	—	—	—	(4.3)	(4.3)
Depreciation and amortization	(2.9)	(5.4)	(4.2)	(2.3)	—	(14.8)	(0.3)	(15.1)

Operating earnings (loss)	$31.0	$19.7	$44.1	$7.4	—	$102.2	$(22.8)	$79.4

(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Three months ended June 30, 2005 (Reclassified)
Net sales	$193.8	$217.5	$298.6	$63.4	$(18.9)	$754.4	—	$754.4

Segment earnings (loss)	28.6	14.6	45.5	9.0	—	97.7	(6.5)	91.2
Adjustments to reconcile to reported operating earnings(loss):
Reorganization and acquisition-related integration costs	(1.3)	(3.6)	(0.4)	—	—	(5.3)	(0.6)	(5.9)
Depreciation and amortization	(2.4)	(4.1)	(4.4)	(2.3)	—	(13.2)	(0.1)	(13.3)

Operating earnings (loss)	$24.9	$6.9	$40.7	$6.7	—	$79.2	$(7.2)	$72.0

(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Six months ended June 30, 2006
Net sales	$361.3	$711.0	$560.0	$156.1	$(34.7)	$1,753.7	—	$1,753.7

Segment earnings (loss)	52.5	59.8	69.2	19.4	—	200.9	(29.3)	171.6
Adjustments to reconcile to reported operating earnings (loss):
Reorganization and acquisition-related integration costs, net	(4.3)	(9.7)	(0.3)	—	—	(14.3)	(0.7)	(15.0)
Inventory write-off	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Other integration-related costs	—	(1.8)	—	—	—	(1.8)	—	(1.8)
Stock-based compensation	—	—	—	—	—	—	(9.7)	(9.7)
Depreciation and amortization	(5.6)	(11.6)	(8.4)	(4.7)	—	(30.3)	(0.6)	(30.9)

Operating earnings (loss)	$42.6	$36.7	$60.2	$14.7	—	$154.2	$(40.3)	$113.9

(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Six months ended June 30, 2005
(Reclassified)
Net sales	$329.2	$384.6	$481.5	$115.1	$(34.7)	$1,275.7	—	$1,275.7

Segment earnings (loss)	46.3	27.2	69.4	15.2	—	158.1	(14.4)	143.7
Adjustments to reconcile to reported operating earnings (loss):
Manufacturer’s profit in inventory	(0.2)	—	—	—	—	(0.2)	(16.2)	(16.4)
Reorganization and acquisition-related integration costs	(1.3)	(4.2)	(0.8)	—	—	(6.3)	(2.5)	(8.8)
Depreciation and amortization	(5.1)	(7.1)	(8.5)	(4.6)	—	(25.3)	(0.1)	(25.4)

Operating earnings (loss)	$39.7	$15.9	$60.1	$10.6	—	$126.3	$(33.2)	$93.1

(a)	Intersegment sales are recorded at cost plus an agreed upon profit on sales.
(b)	For the three and six month periods ended June 30, 2006, unallocated costs include $0.4 million and $0.7 million of reorganization and acquisition-related integration costs, net, respectively, and $4.3 million and $9.7 million of non-cash compensation costs, respectively, related to the issuance of stock options and restricted shares of the Company’s common stock to employees and Directors of the Company (see Note 2). For the six months ended June 30, 2005, unallocated costs include a purchase accounting adjustment for the elimination of manufacturer’s profit in inventory of $16.2 million related to the AHI acquisition. For the three and six month periods ended June 30, 2005, unallocated costs include $0.6 million and $2.5 million of reorganization and acquisition-related integration costs, respectively, and $0.6 million and $0.8 million of non-cash compensation, respectively, related to the issuance of restricted shares of Company common stock.

Results of Operations

	Net Sales		Segment Earnings
	Three month period ended		Three month period ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Branded consumables	$206.5	$193.8	$34.9	$28.6
Consumer solutions	359.5	217.5	30.6	14.6
Outdoor solutions	331.9	298.6	47.9	45.5
Process solutions	81.0	63.4	9.7	9.0
Unallocated	—	—	(17.8)	(6.5)
Intercompany eliminations(1)	(16.9)	(18.9)	—	—

	$962.0	$754.4	$105.3	$91.2

(1)	Intersegment sales are recorded at cost plus an agreed upon intercompany profit on intersegment sales.

Net sales for the three months ended June 30, 2006 increased approximately $208 million, or 28%, to $962 million versus the same period in the prior year. The increase was primarily due to the THG Acquisition and organic increases across all segments. Consumer solutions and Outdoor solutions organic increases were primarily due to new product introductions and favorable point of sale promotional activity. Branded consumable organic increases were primarily due to increased demand in plastic cutlery and other serviceware, smoke and carbon monoxide alarms, and arts and crafts. Net sales increased in the Process solutions segment primarily due to increased metal pricing, including zinc, copper and nickel, as well as new customers and new products at both the zinc and plastic operations.

Cost of sales increased approximately $172 million for the three months ended June 30, 2006 versus the same period in the prior year, primarily due to the increase in sales volume due to the THG Acquisition. Cost of sales as a percentage of net sales increased from 74% in 2005 to 76% in 2006, primarily due to unfavorable product mix and the higher cost of raw materials.

Selling, general and administrative expenses increased $28.5 million to $147 million for the three months ended June 30, 2006 versus the same period in the prior year. The increase was primarily due to the THG Acquisition, increased expenses to support higher sales volume and the incremental non-cash stock based compensation expense related to the fair value of equity awards ($4.3 million). Selling, general and administrative expenses as a percentage of net sales improved from 16% in 2005 to 15% in 2006, primarily due to the benefits achieved from reorganization and cost reduction activities initiated in 2005 and an adjustment to the Company’s warranty reserve, primarily in the Consumer solutions and Outdoor solutions segments. These savings were partially offset by the items noted above.

Reorganization and acquisition-related integration costs, net declined by $0.3 million to $5.6 million for the three months ended June 30, 2006 versus the same period in the prior year. These charges primarily relate to integration-related activities as the Company rationalizes its manufacturing and administrative platforms principally as a result of the THG Acquisition.

Net interest expense increased by $9.2 million to $28.3 million for the three months ended June 30, 2006 versus the same period in the prior year. This increase was principally due to higher levels of outstanding debt in the second quarter of 2006 compared to the same period in 2005, resulting from the additional debt financing required to fund the THG Acquisition. In addition, our weighted average interest rate increased from 6.1% in the second quarter of 2005 to 7.3% in the second quarter of 2006.

For the three months ended June 30, 2006, the Company’s tax rate was 74% versus 38% for the same period in the prior year. The increase was due to a deferred tax provision of $19.1 million recorded in 2006 in conjunction with the legal entity reorganization of the Company’s domestic Consumer solutions segment.

Net earnings available to common stockholders for the three months ended June 30, 2006 increased $7.6 million to $13.3 million versus the same period in the prior year. For the three months ended June 30, 2006 earnings per share were $0.20 per diluted share versus $0.12 per diluted share for the three months ended June 30, 2005. The increase in net earnings was primarily due to charges recorded in 2005 related to the conversion of the Company’s Series B and C preferred stock ($25.2 million). Improved operating results for the period were also attributable to increased volumes related to the Acquisitions and benefits achieved from prior year integration initiatives, partially offset by increased stock-based compensation costs.

	Net Sales		Segment Earnings
	Six month period ended		Six month period ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Branded consumables	$361.3	$329.2	$52.5	$46.3
Consumer solutions	711.0	384.6	59.8	27.2
Outdoor solutions	560.0	481.5	69.2	69.4
Process solutions	156.1	115.1	19.4	15.2
Unallocated	—	—	(29.3)	(14.4)
Intercompany eliminations(1)	(34.7)	(34.7)	—	—

	$1,753.7	$1,275.7	$171.6	$143.7

(1)	Intersegment sales are recorded at cost plus an agreed upon intercompany profit on intersegment sales.

Net sales for the six months ended June 30, 2006 increased approximately $478 million, or 37%, to $1,754 million versus the same period in the prior year. The increase was primarily due to the Acquisitions and volume increases across all segments. Consumer solutions and Outdoor solutions volume increases were primarily due to new product introductions and favorable point of sale promotional activity. Branded consumable volume increases were primarily due to increased demand in plastic cutlery and other serviceware, smoke and carbon monoxide alarms, arts and crafts. Net sales increased in the Process solutions segment primarily due to increased metal pricing, including zinc, copper and nickel, as well as new customers and new products at both the zinc and plastic operations.

Cost of sales increased approximately $378 million to approximately $1,336 for the six months ended June 30, 2006 versus the same period in the prior year, primarily due to the increase in sales volume due to the Acquisitions. Cost of sales as a percentage of net sales marginally increased from 75% in 2005 to 76% in 2006. When adjusted for the $16.4 million charge related to the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory related to the AHI acquisition which is included in cost of sales for the six months ended June 30, 2005, cost of sales as a percentage of net sales was 74% in 2005.

Selling, general and administrative expenses increased $73.4 million to approximately $289 million for the six months ended June 30, 2006 versus the same period in the prior year. The increase was primarily due to the Acquisitions, increased expenses to support higher sales volume and the incremental non-cash stock based compensation expense related to the fair value of equity awards ($9.7 million). Selling, general and administrative expenses as a percentage of net sales improved from 17% in 2005 to 16% in 2006, primarily due to the benefits achieved from reorganization and cost reduction activities initiated in 2005, primarily in the Consumer solutions and Outdoor solutions segments.

Reorganization and acquisition-related integration costs, net increased by $6.2 million to $15 million for the six months ended June 30, 2006 versus the same period in the prior year. These charges primarily relate to integration-related activities as the Company rationalizes its manufacturing and administrative platforms principally as a result of the Acquisitions.

Net interest expense increased by $19.8 million to $53.9 million for the six months ended June 30, 2006 versus the same period in the prior year. This increase was principally due to higher levels of outstanding debt in the first half of 2006 compared to the same period in 2005, resulting from the additional debt financing required to fund the Acquisitions. In addition, our weighted average interest rate increased from 6.1% for the six months ended June 30, 2005 versus 7.1% for the same period in 2006.

The Company’s tax rate for the six months ended June 30, 2006 and 2005 was approximately 68% and 38%, respectively. The increase in the tax rate results principally from a $19.1 million deferred tax charge recorded in association with the legal reorganization of the domestic Consumer solutions businesses, offset by lower tax rates assessed on a greater percentage of foreign earnings.

Net earnings available to common stockholders for the six months ended June 30, 2006 increased $33.4 million to $19 million versus the same period in the prior year. For the six months ended June 30, 2006 earnings per share were $0.29 per diluted share versus a net loss of $(0.33) per diluted share for the six months ended June 30, 2005. The increase in net earnings was primarily due to charges recorded in 2005 related to the loss on early extinguishment of debt ($6.1 million), the conversion of the Company’s Series B and C preferred stock ($47.2 million) and the adjustment for the fair value of inventory and backlog related to the AHI acquisition ($16.4 million). Improved operating results for the period were also attributable to increased volumes related to the Acquisitions and benefits achieved from prior year integration initiatives, partially offset by increased reorganization and stock-based compensation costs.

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

Net cash used in operating activities was $63.5 million for the six months ended June 30, 2006, compared to net cash used by operating activities of $62.3 million for the same period last year. The decline is primarily due to higher costs of raw materials and seasonal build of inventories, coupled with increased cash payments of reorganization and acquisition-related integration costs substantially offset by increased accounts receivable collection activity.

Net cash used in financing activities for the six months ended June 30, 2006 was $23.1 million compared to net cash provided of approximately $989 million for the same period in 2005. The decrease was principally driven by the repurchase of 2 million shares of the Company’s common stock in March 2006 through a privately negotiated transaction for $50 million, as well as proceeds received in 2005 related to the AHI Acquisition of $850 million from the Term Loan and $350 million of equity securities issued. The Company has never paid cash dividends on its common shares and currently does not plan to do so for the foreseeable future.

Net cash used in investing activities for the six months ended June 30, 2006 was $85.4 million versus approximately $844 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, capital expenditures were $31.2 million versus $24.7 million for the six months ended June 30, 2005. The Company has historically attempted to limit capital expenditures to 2% of net sales. Currently, the Company believes capital expenditures for 2006 and 2007 may slightly exceed 2% of net sales and then return below this threshold in 2008. During the six months ended June 30, 2005, we used approximately $818 million to fund the cash portion of the AHI Acquisition.

CAPITAL RESOURCES

As of June 30, 2006, the Company had $1,204 million outstanding under its Term Loans and $79.3 million outstanding under its Revolver (consisting of domestic revolver and swing line borrowings). As of June 30, 2006, the Company’s net availability under the credit agreement was approximately $90.3 million, after deducting $30.4 million of issued letters of credit. The Company is required to pay commitment fees on the unused balance of the revolving credit facility.

On February 24, 2006, the Company executed an amendment to its Senior Credit Facility which modified certain covenants and permitted the Company to increase its repurchases of common stock. In connection with this amendment, the Company agreed to repay $26 million of principal outstanding under its Senior Credit Facility Term Loans and certain Foreign Senior Debt, which was repaid in March 2006 and accordingly classified as “Short-term debt and current portion of long-term debt” on the Condensed Consolidated Balance Sheets as of December 31, 2005. In March 2006, in accordance with the Senior Credit Facility agreement, the Company was required to repay $2.4 million of its Senior Credit Facility Term Loans and Foreign Senior Debt based on a calculation of “Excess Cash Flow” as defined in the Senior Credit Facility, which along with a voluntary repayment on its Senior Credit Facility Term Loans of $25 million, was made in April 2006.

On March 1, 2006, pursuant to the new stock repurchase program, the Company repurchased 2 million shares of our common stock for $50 million through a privately negotiated transaction.

The Company was in compliance with all its debt covenants as of June 30, 2006.

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

At June 30, 2006, the interest rate on approximately 46% of the Company’s debt obligations, excluding the amortizing non-debt balances arising from interest rate swap transactions, was fixed by either the nature of the obligation or through interest rate swap contracts. As of June 30, 2006, the Company has six interest rate swaps which convert an aggregate notional principal amount of $625 million from floating rate interest payments (excluding the Company’s applicable margin) under its term loan facility to fixed interest rate obligations. The variable rate of interest is based on three-month LIBOR. The fixed rates range from 4.73% to 4.805%.

The Company also has two swaps in a notional principal amount totaling $105 million to receive a fixed rate of interest and pay a variable rate of interest based upon six-month LIBOR in arrears, plus a spread of 523 to 528 basis points.

The Company also maintains a cross-currency interest rate swap that fixes the exchange rate of the amortizing loan balance for a $42.7 million notional principal amount Canadian loan denominated in U.S. dollars. The swap instrument exchanges the variable interest rate bases of the U.S. dollar balance (3-month U.S. LIBOR plus a spread of 175 basis points) and the equivalent Canadian dollar balance (3-month CAD BA plus a spread of 192 basis points).

The Company regularly uses forward foreign exchange contracts to reduce exposure to foreign currency movements related to borrowings, sales, purchases, revenues, expenses or other transactions at its foreign subsidiaries that are not denominated in the local currency of the operating unit. The Company may enter into foreign currency forward contracts to hedge the currency risk. As of June 30, 2006, the aggregate U.S. dollar equivalent notional amount of outstanding forward contracts was approximately $113.8 million. The unrealized change in the fair values of open Forward Contracts from December 31, 2005 to June 30, 2006 was a net loss of $1.7 million, of which $1.5 million of net losses was included as a component of “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheets and the remainder is reflected in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.

Contingencies

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. In addition, the Company or various of its subsidiaries have been identified by the United States Environmental Protection Agency or a state environmental agency as a Potentially Responsible Party pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law at various sites. Based on currently available information, we do not believe that the disposition of any of the legal or environmental disputes our Company is currently involved in will require material capital or operating expenses or will otherwise have a material adverse effect upon the financial condition, results of operations, cash flows or competitive position of our Company. It is possible, that as additional information becomes available, the impact on our Company of an adverse determination could have a different effect.

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

The complaints, which are substantially similar to one another, allege, among other things, that the plaintiffs were injured by reason of certain allegedly false and misleading statements made by the Company relating to the expected benefits of the THG Acquisition. Joint lead plaintiffs were appointed on June 9, 2006. No class has been certified in the actions. The lead plaintiffs are to file an amended complaint by August 11, 2006.

In February 2006, a derivative complaint was filed against certain Company officers and the Board of Directors of the Company in the United States District Court for the Southern District of New York. The Company is named as a nominal defendant. The complaint alleges, among other things, that the individual defendants violated their fiduciary duties by failing to disclose material information and/or by misleading the investing public about the Company’s business and financial condition relating to the THG Acquisition. The complaint seeks damages and other monetary relief against the individual defendants. The Company and the individual defendants filed a motion to dismiss the complaint on June 15, 2006.

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

Changes in variable interest rates (primarily LIBOR, Prime and equivalent international rates) would affect the earnings of the Company either positively or negatively depending on the direction of the change. Assuming that our variable interest rates each increased 100 basis points over period end rates on the variable rate indebtedness and swaps, the Company’s interest expense would have increased by approximately $3.2 million and $1.5 million for the three month periods ended June 30, 2006 and June 30, 2005, respectively, and $5.9 million and $2.7 million for the six month periods ended June 30, 2006 and June 30, 2005, respectively. The amount was determined by considering the impact of the hypothetical interest rates on the Company’s borrowing cost, short-term investment rates, interest rate swaps and estimated cash flow. Actual changes in rates may differ from the assumptions used in computing this exposure.

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

On July 18, 2005, the Company completed the acquisition of Holmes, a privately held company. The Company considers the acquisition of Holmes material to the results of its operations, financial position and cash flows from the date of acquisition through June 30, 2006 and considers the controls and procedures of Holmes to be reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company has excluded from its assessment of and conclusion on the effectiveness of internal control over financial reporting Holmes’ internal controls over financial reporting for fiscal year 2005.

Part II. Other Information

Item 1. Legal Proceedings

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. In addition, the Company or various of its subsidiaries have been identified by the United States Environmental Protection Agency or a state environmental agency as a Potentially Responsible Party pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law at various sites. Based on currently available information, the Company does not believe that the disposition of any of the legal or environmental disputes the Company is currently involved in will have a material adverse effect upon the financial condition, results of operations, cash flows or competitive position of the Company. It is possible, that as additional information becomes available, the impact on the Company of an adverse determination could have a different effect.

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

The complaints, which are substantially similar to one another, allege, among other things, that the plaintiffs were injured by reason of certain allegedly false and misleading statements made by the Company relating to the expected benefits of the THG Acquisition. Joint lead plaintiffs were appointed on June 9, 2006. No class has been certified in the actions. The lead plaintiffs are to file an amended complaint by August 11, 2006.

In February 2006, a derivative complaint was filed against certain Company officers and the Board of Directors of the Company in the United States District Court for the Southern District of New York. The Company is named as a nominal defendant. The complaint alleges, among other things, that the individual defendants violated their fiduciary duties by failing to disclose material information and/or by misleading the investing public about the Company’s business and financial condition relating to the THG Acquisition. The complaint seeks damages and other monetary relief against the individual defendants. The Company and the individual defendants filed a motion to dismiss the complaint on June 15, 2006.

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

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 19, 2006. Of the 66,456,584 shares of common stock entitled to vote at the annual meeting of stockholders, 59,961,436 shares were present in person or by proxy and entitled to vote. Such number of shares represented approximately 90.23% of our outstanding shares of common stock. Listed below are the matters voted upon at our annual meeting of stockholders and the respective voting results:

	Voted FOR	Withheld	Abstained/ Broker Non-Votes
Election of two Class I Directors for three-year terms expiring in 2009
Martin E. Franklin	59,448,509	512,927	—
René-Pierre Azria	59,836,090	125,346	—

	Voted FOR	Voted AGAINST	Withheld/ Abstained/ Broker Non-Votes
Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting form for the year ending December 31, 2006	59,845,290	104,791	11,354

Our board of directors is currently comprised of each of the Class I Directors listed in the table above, including Martin E. Franklin and René-Pierre Azria, the Class II Directors, including Ian G.H. Ashken, Richard L. Molen, and Charles R. Kaye, and the Class III Directors, including Douglas W. Huemme, Robert L. Wood, and Irwin D. Simon.

Item 6. Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit	Description
3.1

Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on

Form 10-K, filed with the Commission on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Jarden Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 15, 2005, and incorporated herein by reference).

3.4	Bylaws of the Company (filed as Exhibit C to the Company’s Definitive Proxy Statement, filed with the Commission on November 26, 2001, and incorporated herein by reference).

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Reclassified Segment Information for the years ended December 31, 2005, 2004 and 2003.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2006

JARDEN CORPORATION
(Registrant)

By:	/s/ Ian G.H. Ashken
Name:	Ian G.H. Ashken
Title:	Vice Chairman, Chief Financial Officer and Secretary
(Principal Financial Officer)

EXHIBIT INDEX

* 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Reclassified Segment Information for the years ended December 31, 2005, 2004 and 2003.

*	Filed herewith