Form 10-Q
period 2006-09-30
JARDEN CORP
filed 2006-10-27
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer   ☒    Accelerated filer   ☐    Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2006
Common Stock, par value $0.01 per share	67,455,563 shares

JARDEN CORPORATION

Quarterly Report on Form 10-Q

For the three and nine month periods ended September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share amounts)

	Three month periods ended		Nine month periods ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net sales	$1,033.1	$938.0	$2,786.8	$2,213.7
Cost of sales	767.9	699.3	2,103.8	1,657.6

Gross profit	265.2	238.7	683.0	556.1
Selling, general and administrative expenses (including stock-based compensation costs of $6.4 and $29.8 for the three months ended September 30, 2006 and 2005, respectively, and $16.1 and $30.4 for the nine months ended September 30, 2006 and 2005, respectively)	156.0	169.2	444.9	384.7
Reorganization and acquisition-related integration costs, net	7.5	7.2	22.5	16.0

Operating earnings	101.7	62.3	215.6	155.4
Interest expense, net	29.6	23.5	83.5	57.6
Loss on early extinguishment of debt	—	—	—	6.1

Income before taxes	72.1	38.8	132.1	91.7
Income tax provision	20.8	13.4	61.8	33.5

Net income	51.3	25.4	70.3	58.2
Paid-in-kind dividends on Series B and C preferred stock	—	(1.4)	—	(9.7)
Charge from beneficial conversion of Series C preferred stock	—	—	—	(38.9)

Income allocable to common stockholders	$51.3	$24.0	$70.3	$9.6

Earnings per share:
Basic earnings per share	$0.79	$0.41	$1.08	$0.20
Diluted earnings per share	$0.78	$0.40	$1.07	$0.19
Weighted average shares outstanding:
Basic	64.6	58.3	64.9	48.8
Diluted	65.6	60.5	65.9	50.7

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	(Unaudited) September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$82.9	$237.1
Accounts receivable, net of allowances of $42.1 in 2006, $41.2 in 2005	609.7	523.2
Inventories	760.8	566.3
Deferred income taxes	67.9	84.7
Prepaid expenses and other current assets	42.9	53.1

Total current assets	1,564.2	1,464.4

Non-current assets:
Property, plant and equipment, net	339.0	320.6
Goodwill	1,275.3	1,263.2
Intangibles, net	635.8	431.2
Other assets	46.5	45.2

Total assets	$3,860.8	$3,524.6

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt and current portion of long-term debt	$199.3	$86.3
Accounts payable	326.8	260.2
Accrued salaries, wages and employee benefits	87.9	107.9
Taxes on income	14.9	15.4
Other current liabilities	276.2	244.7

Total current liabilities	905.1	714.5

Non-current liabilities:
Long-term debt	1,445.1	1,455.1
Deferred income taxes	217.6	123.9
Other non-current liabilities	231.5	227.3

Total non-current liabilities	1,894.2	1,806.3

Total liabilities	2,799.3	2,520.8

Stockholders’ equity
Preferred stock ($0.01 par value, 5 shares authorized, no shares issued and outstanding at September 30, 2006 and December 31, 2005)	—	—
Common stock ($0.01 par value, 150 shares authorized; 68.8 shares issued at September 30, 2006 and December 31, 2005; and 67.5 and 68.1 shares outstanding at September 30, 2006 and December 31, 2005, respectively)	0.7	0.7
Additional paid-in capital	856.9	877.3
Retained earnings	225.6	155.3
Accumulated other comprehensive income (loss)	12.8	(4.0)
Less: Treasury stock, at cost (1.3 and 0.7 shares at September 30, 2006 and December 31, 2005, respectively)	(34.5)	(25.5)

Total stockholders’ equity	1,061.5	1,003.8

Total liabilities and stockholders’ equity	$3,860.8	$3,524.6

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine month periods ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net income	$70.3	$58.2
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	47.0	40.8
Other non-cash items	77.4	80.6
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(78.7)	(163.9)
Inventory	(126.0)	(73.7)
Accounts payable	45.8	59.7
Other assets and liabilities	(8.0)	(16.1)

Net cash provided by (used in) operating activities	27.8	(14.4)

Cash flows from financing activities:
Proceeds from revolver and securitization borrowings	460.2	127.3
Payments on revolver and securitization borrowings	(278.1)	(100.6)
Proceeds from issuance of senior debt	—	1,330.0
Payments on senior debt	(63.0)	(310.7)
Proceeds from issuance of stock, net of transaction fees	3.9	350.5
Repurchase of common stock	(50.0)	(6.0)
Debt issuance costs	(2.6)	(19.9)
Proceeds from recouponing of interest rate swaps	6.6	—
Other borrowings (repayments), net	(3.6)	(9.1)

Net cash provided by financing activities	73.4	1,361.5

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(47.9)	(36.5)
Acquisition of businesses, net of cash acquired	(209.1)	(1,270.8)
Other	0.8	(0.2)

Net cash used in investing activities	(256.2)	(1,307.5)
Effect of exchange rate changes on cash	0.8	(0.2)

Net (decrease) increase in cash and cash equivalents	(154.2)	39.4
Cash and cash equivalents at beginning of period	237.1	20.7

Cash and cash equivalents at end of period	$82.9	$60.1

Supplemental non-cash disclosure:
Common stock issued in conjunction with acquisitions	$—	$281.5
Supplemental cash disclosures:
Taxes paid	$27.4	$19.5
Interest paid	$82.1	$50.6

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, except for December 31, 2005 amounts)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Jarden Corporation (the “Company” or “Jarden”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The Condensed Consolidated Balance Sheet at December 31, 2005 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K and any amendment thereto for the year ended December 31, 2005. Results of operations for the periods shown are not necessarily indicative of results for the full year, particularly in view of the varying seasonality of certain of the Company’s product line sales and the acquisitions of American Household, Inc. (“AHI” and the “AHI Acquisition”) and The Holmes Group, Inc. (“Holmes” and the “THG Acquisition”) completed on January 24, 2005 and July 18, 2005, respectively (see Note 5). All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Certain reclassifications have been made in the Company’s financial statements of the prior year to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 requires the exclusion of certain costs from inventories and the allocation of fixed production overheads to inventories to be based on normal capacity of the production facilities. The provisions of SFAS 151 became effective for costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a significant impact on the Company’s consolidated financial position, results of operation and cash flows for the three and nine months ended September 30, 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction,” (“SFAS 154”) effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 supersedes APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and requires retrospective application to prior periods of any voluntary changes to alternatively permitted accounting principles, unless impracticable. The Company has determined SFAS 154 does not have an impact on the condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2006.

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instrument – an amendment of FASB No. 133 and 140” (“SFAS 155”). SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has determined there will not be a significant impact on the consolidated financial position, results of operations and cash flows of the Company as a result of adopting the provisions of SFAS 155.

During the fourth quarter of 2005, the Company adopted SFAS No. 123R, “Share-Based Payment (Revised 2004),” (“SFAS 123R”). On February 3, 2006, the FASB issued FASB Staff Position SFAS 123R-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” (“FSP SFAS 123R-4”). The Company has determined that the adoption of FSP FAS 123R-4 did not have a material impact on its consolidated financial position, results of operations, and cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 is effective for fiscal years beginning after September 15, 2006. The Company has determined there will not be a significant impact on the consolidated financial position, results of operations and cash flows as a result of adopting SFAS 156.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective beginning with interim periods in fiscal years beginning after November 15, 2007. SFAS 157 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Among other items, SFAS 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2006, and early application is encouraged. The Company is currently still assessing the impact this standard will have on the Company’s consolidated results of operations and cash flows.

2. Stock-Based Compensation

Effective October 1, 2005, the Company adopted SFAS No. 123R which requires the measurement and recognition of all unvested outstanding stock-based payment awards made to employees and directors based on estimated fair value at date of grant. Compensation cost is recognized on a straight-line basis in the Condensed Consolidated Statement of Income related to stock options and restricted stock expected to vest as well as the Company’s employee stock purchase plans.

The fair value of stock options was determined using the Black-Scholes option-pricing model which was previously used for disclosing the Company’s pro forma information under SFAS 123. The fair value of the market-based restricted stock awards was determined using a Monte Carlo simulation embedded in a lattice model, and for all other restricted stock awards were based on the closing price of the Company’s common stock on the date of grant. The determination of the fair value of the Company’s stock option awards and restricted stock awards is based on a variety of factors including, but not limited to, the Company’s common stock price, expected stock price volatility over the expected life of awards, and actual and projected exercise behavior. Additionally pursuant to SFAS 123R, the Company has estimated forfeitures for options and restricted stock awards at the dates of grant based on historical experience and will revise as necessary if actual forfeitures differ from these estimates.

For the three and nine month periods ended September 30, 2006, the Company recorded $6.4 million and $16.1 million of stock-based compensation costs (pretax) in accordance with SFAS 123R. For the three and nine month periods ended September 30, 2005, stock-based compensation costs of $29.8 million and $30.6 million were recognized using the intrinsic value method as opposed to the fair value method as permitted under APB No. 25. Had stock-based compensation costs been recognized using the fair value method, pro forma net loss allocable to shareholders and loss per share would have been presented as follows (in millions, except per share data):

	Three month period ended		Nine month period ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Income allocable to common stockholders	$51.3	$24.0	$70.3	$9.6
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	—	19.2	—	19.6
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax related effects	—	(28.4)	—	(32.8)

Pro forma net income (loss) allocable to common stockholders	$51.3	$14.8	$70.3	$(3.6)

Basic earnings (loss) per share:
As reported	$0.79	$0.41	$1.08	$0.20
Pro forma	$0.79	$0.25	$1.08	$(0.07)
Diluted earnings (loss) per share:
As reported	$0.78	$0.40	$1.07	$0.19
Pro forma	$0.78	$0.25	$1.07	$(0.07)

For the nine month period ended September 30, 2006, the Company issued 1.2 million restricted share awards. For those awards with common stock performance price vesting thresholds, the weighted average grant date fair values of these awards was $22.41 based on the following weighted average assumptions:

Expected volatility	36.3%
Risk-free interest rates	3.5%
Derived service periods (in years)	1.5

For all other restricted share awards issued during the nine month period ended September 30, 2006, including those which contained operating profitability performance criteria, the weighted average grant date fair value was $28.92. As of September 30, 2006, unrecognized compensation cost attributable to all restricted share awards, regardless of vesting criteria, was $37.8 million, expected to be recognized over a weighted average period of 0.9 years.

For the nine month period ended September 30, 2006, the Company issued 0.1 million options, with a weighted average grant date fair value of $10.43 per share. As of September 30, 2006 unrecognized compensation cost attributable to all stock options was $12.5 million, expected to be recognized over a weighted average period of 1.5 years.

3. Inventories

Inventories are stated at the lower of cost or market with cost being determined principally by the first-in, first-out method (“FIFO”), and were comprised of the following (in millions):

	September 30, 2006	December 31, 2005
Raw materials and supplies	$133.8	$108.4
Work in process	37.2	24.9
Finished goods	589.8	433.0

Total inventories	$760.8	$566.3

4. Property, Plant and Equipment

Property, plant and equipment, net, consist of the following (in millions):

	September 30, 2006	December 31, 2005
Land	$24.6	$23.8
Buildings	106.9	98.4
Machinery and equipment	424.7	374.5
Less: Accumulated depreciation	(217.2)	(176.1)

	$339.0	$320.6

As of September 30, 2006, assets held under capital leases amounted to $18.6 million and are included in “Machinery and equipment”.

Depreciation and amortization of property, plant and equipment charged against operations for the three and nine month periods ended September 30, 2006 was $14.9 million and $45.2 million, respectively, and $15 million and $39.6 million for the three and nine month periods ended September 30, 2005, respectively.

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

	Three month period ended	Nine month period ended
	September 30, 2005 (Pro Forma)	September 30, 2005 (Pro Forma)
Net sales	$962.9	$2,562.4
Net income	20.4	43.4
Net profit (loss) allocable to common stockholders (after deducting preferred stock dividends and beneficial conversion charges)	19.0	(4.2)
Basic earnings (loss) per share	0.33	(0.08)
Diluted earnings (loss) per share	0.31	(0.08)

During 2005, the Company completed three tuck-in acquisitions within the Branded consumables segment. During the nine months ended September 30, 2006, the Company completed four tuck-in acquisitions, three within Branded consumables and one within JCS. None of these tuck-in acquisitions were significant in the aggregate and have been excluded from the pro forma disclosures above.

The goodwill and other intangibles recorded in connection with the Company’s acquisitions are discussed in Note 6. The table below summarizes the final estimated fair values of the assets acquired and the liabilities assumed at the effective date of acquisition for the THG Acquisition, which purchase allocation was finalized during 2006 (in millions):

Current assets	$275.2
Property, plant and equipment	50.0
Other non-current assets	34.5

Total assets acquired	359.7
Current liabilities	137.9
Non-current liabilities	150.0

Total liabilities assumed	287.9

Net assets acquired	71.8
Purchase price (including transaction expenses and assumed debt)	680.6

Purchase price paid in excess of fair value of tangible assets	$608.8

6. Goodwill and Intangibles

As of September 30, 2006 and December 31, 2005, the Company’s intangible assets by segment are as follows (in millions):

	Branded Consumables	Consumer Solutions(1)	Outdoor Solutions	Total
September 30, 2006
Intangible assets not subject to amortization:
Goodwill	$542.0	$493.7	$239.6	$1,275.3
Trademarks and Brand names	79.4	393.6	76.4	549.4

	$621.4	$887.3	$316.0	$1,824.7

Intangible assets subject to amortization:
Patents	$—	$0.1	$—	$0.1
Non-compete agreements	1.1	0.4	—	1.5
Brand names	—	1.9	—	1.9
Manufacturing process and expertise	—	6.7	—	6.7
Customer relationships and distributor channels	—	82.4	—	82.4
Accumulated amortization	(1.1)	(5.1)	—	(6.2)

Total goodwill, trademarks and other intangible assets	$621.4	$973.7	$316.0	$1,911.1

	Branded Consumables	Consumer Solutions	Outdoor Solutions	Total
December 31, 2005
Intangible assets not subject to amortization:
Goodwill	$437.9	$588.3	$237.0	$1,263.2
Trademarks	75.5	275.4	76.4	427.3

	$513.4	$863.7	$313.4	$1,690.5

Intangible assets subject to amortization:
Patents	$—	$0.1	$—	$0.1
Non-compete agreements	1.1	0.4	—	1.5
Manufacturing processes and expertise	—	6.7	—	6.7
Accumulated amortization	(1.0)	(3.4)	—	(4.4)

Total goodwill, trademarks and other intangible assets	$513.5	$867.5	$313.4	$1,694.4

In the Branded consumables segment, the only intangible assets which had finite lives and were subject to amortization were two non-compete agreements in the aggregate amount of approximately $1.1 million, which were assumed by the Company in connection with the U.S. Playing Cards Acquisition and which were being amortized over the term of the respective agreements. There is no amortization for the non-compete agreement for the three months ended September 30, 2006 and about $0.2 million for the three months ended September 30, 2005. Amortization was less than $0.1 million for the nine month period ended September 30, 2006 and $0.5 million for the nine month period ended September 30, 2005. These amounts are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

In the Consumer solutions segment, the intangible assets which have finite lives and are currently subject to amortization are the manufacturing processes and expertise, and patents, which are being amortized over a period of seven years. Also, the finite lived brands and customer relationships and distributor channels are being amortized over a period of 10 to 25 years. Amortization for the manufacturing processes and expertise in the aggregate amount of approximately $0.2 million was recorded in the three month periods ended September 30, 2006 and 2005, and $0.8 million and $0.7 million for the nine month periods ended September 30, 2006 and 2005, respectively. These amounts are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Income. Amortization of the patents was less than $0.1 million for both the three and nine month periods ended September 30, 2006, as well as 2005. The brand names and customer relationships and distributor channels amortization was $1 million for the three and nine month period ended September 30, 2006. There was no amortization expense for these intangibles in 2005.

Annual amortization expense related to intangibles is expected to be approximately $4.7 million for the years ended December 31, 2007 through 2009 and is expected to be approximately $3.7 million for the years December 31, 2010 and 2011.

As of September 30, 2006, approximately $860 million of the goodwill and other intangible assets recorded by the Company is not deductible for income tax purposes. Such amount is subject to change based upon purchase accounting adjustments that may be made within the allocation period.

7. Income Taxes

For the three and nine months ended September 30, 2006, the Company’s tax rate was 28.9% and 46.8%, respectively, which includes a deferred tax provision of $19.1 million recorded in the second quarter of 2006, reduced by a $5.5 million adjustment due to a change in estimate in the third quarter of 2006, resulting from the legal entity reorganization of the Company’s domestic Consumer solutions segment. The Company’s effective tax rate for the three and nine months ended September 30, 2006 was 36.5% excluding the aforementioned adjustments for the legal entity reorganization.

8. Debt

Debt is comprised of the following at September 30, 2006 and December 31, 2005 (in millions):

	September 30, 2006	December 31, 2005
Senior Credit Facility Term Loans	$1,200.5	$1,263.1
9 3/4% Senior Subordinated Notes	179.9	179.9
Senior Credit Facility Revolver	5.1	—
Securitization Facility	177.0	—
Non-U.S. borrowings (including Foreign Senior Debt)	63.5	61.9
Other (primarily capital leases)	19.1	19.9
Non-debt balances arising from interest rate swap activity	(0.7)	16.6

Total debt	1,644.4	1,541.4
Less: current portion	(199.3)	(86.3)

Total long-term debt	$1,445.1	$1,455.1

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

As of September 30, 2006, the Company had $1.2 billion outstanding under its Term Loan and $5.1 million outstanding under its Revolver. As of September 30, 2006, net availability under the Senior Credit Facility was approximately $167 million, after deducting $28 million of issued letters of credit. The Company is required to pay commitment fees on the unused balance of the Senior Credit Facility Revolver.

Securitization Facility

On August 28, 2006, the Company completed a $250 million receivable purchase agreement, which is subject to annual renewal, bears interest at a margin over the commercial paper rate and is accounted for as a borrowing. Under this agreement, substantially all of the Company’s Outdoor Solutions and Consumer Solutions accounts receivable are sold to a special purpose entity, Jarden Receivables, LLC (“JRLLC”), which is a wholly-owned consolidated subsidiary of the Company. JRLLC funds these purchases with borrowings under a loan agreement, secured by the accounts receivable. There is no recourse to the Company for the unpaid portion of any loans under this loan agreement. The securitization facility is reflected as a short-term borrowing on the Company’s balance sheet because the term of the loan agreement, subject to annual renewals, runs until August 23, 2007. The facility will be drawn upon and repaid as needed to fund general corporate purposes. The initial proceeds were used to fund a portion of the tuck-in acquisition of the Pine Mountain® firelog and fire starter businesses (the “Firelog Acquisition). In contemplation of this securitization transaction, the Company executed an amendment to its Senior Credit Facility, dated August 23, 2006, which permitted the securitization facility, among other things.

As of September 30, 2006, the Company had $177 million outstanding under this securitization facility and $0.3 million of borrowing base availability. The Company is required to pay commitment fees on the unused balance of the $250 million securitization facility.

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

At September 30, 2006, the interest rate on approximately 44% of the Company’s debt obligation, excluding the amortizing non-debt balances arising from interest rate swap transactions, was fixed by either the nature of the obligation or through interest rate swap contracts.

Fair Value Hedges

The Company has a cross-currency interest rate swap that fixes the exchange rate of the amortizing loan balance for a $42.6 million notional principal amount Canadian loan denominated in U.S. dollars. The swap instrument exchanges the variable interest rate U.S. dollar balance (3-month U.S. LIBOR plus a spread of 175 basis points) and the equivalent variable interest rate Canadian dollar balance (3-month CAD BA plus a spread of 192 basis points). The fair market value of this interest rate swap as of September 30, 2006 was a non-cash liability of approximately $2.5 million and is included in “Non-current liabilities” in the Condensed Consolidated Balance Sheet, with a corresponding offset to long-term debt.

The Company also has two swaps in a notional principal amount totaling $105 million to receive a fixed rate of interest and pay a variable rate of interest based upon six-month LIBOR in arrears, plus a spread of 523 to 528 basis points.

These swaps are considered to be effective hedges against changes in the fair value of our fixed-rate debt obligation for both tax and accounting purposes. Accordingly, the interest rate swap contracts are reflected at fair value in the Company’s Condensed Consolidated Balance Sheets and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. The fair market value of these interest rate swaps as of September 30, 2006 was a non-cash liability of approximately $4.6 million and is included in “Non-current liabilities” in the Condensed Consolidated Balance Sheet, with a corresponding offset to long-term debt. Changes during any accounting period in the fair value of the interest rate swaps, as well as offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt being hedged, will be recognized as adjustments to interest expense in the Company’s Condensed Consolidated Statements of Income. The net effect of this accounting on the Company’s operating results is that interest expense on the portion of fixed-rate debt being hedged is generally recorded based on variable interest rates. The Company is exposed to credit loss, in the event of non-performance by the other party to its current existing swap, a large financial institution. However, the Company does not anticipate non-performance by the other party.

Cash Flow Hedges

The Company has four interest rate swaps that convert an aggregate notional principal amount of $625 million from floating rate interest payments (excluding the Company’s applicable margin) under its term loan facility to fixed interest rate obligations. The variable rate of interest is based on three-month LIBOR. The fixed rates range from 4.73% to approximately 5.25%.

Gains and losses related to the effective portion of these swaps are reported as a component of “Accumulated other comprehensive income” and are reclassified into earnings in the same period that the hedged transaction affects earnings. As of September 30, 2006, the fair value of these swaps was a liability of approximately $2 million and such amount is included as an unrealized loss in “Accumulated other comprehensive income” on the Company’s Condensed Consolidated Balance Sheet.

During September 2006, the Company executed a new interest rate swap contract, effective for the fourth quarter of 2006, that converts an aggregate notional principal amount of $100 million from floating rate interest payments (excluding the Company’s applicable margin) under its term loan facility to fixed interest rate obligations. The variable rate of interest is based on three-month LIBOR. The contracted fixed rate is approximately 5.05%.

Interest Rate Swap Recouponments

During the third quarter of 2006, the Company recouponed and replaced $475 million notional principal amount interest rate swaps relating to cash flow hedges and received $6.6 million in cash. This amount is reported as a component of “Accumulated other comprehensive income” on the Company’s Condensed Consolidated Balance Sheet and is amortized through interest expense over the remaining life of the original swaps. During prior years, the Company recouponed and replaced an aggregate of $730 million notional principal amount interest rate swaps receiving $23.3 million that is amortized through interest expense over the remaining life of the original swaps. Such recouponed amounts received for fair value hedges are included as a portion of “Long-term debt” while amounts received for cash flow hedges are included in “Accumulated other comprehensive income.”

Foreign Exchange Rate Contracts

The Company utilizes forward foreign exchange rate contracts (“Forward Contracts”) to reduce its foreign currency exchange rate exposures. The Company designates qualifying Forward Contracts as cash flow hedge instruments. At September 30, 2006, the fair value of its open Forward Contracts was a net liability of approximately $0.4 million, and is reflected in “Other current liabilities” in its Condensed Consolidated Balance Sheet. The unrealized change in the fair values of open Forward Contracts from December 31, 2005 to September 30, 2006 was a net loss of approximately $1.2 million, of which $1.5 million of net losses were reclassified to “Accumulated other comprehensive income.” At September 30, 2006, the U.S. dollar equivalent contractual notional amounts to purchase and sell currencies for open Forward Contracts totaled approximately $135 million.

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

10. Contingencies

Product Warranty Costs

The Company recognizes warranty costs based on an estimate of amounts required to meet future warranty obligations arising as part of the sale of its products. In accordance with the SFAS No. 5 “Accounting for Contingencies,” the Company accrues an estimated liability at the time of a product sale based on historical claim rates applied to current period sales, as well as any information applicable to current product sales that may indicate a deviation from such historical claim rate trends. Product warranty reserves included $65.6 million within “Other current liabilities” and $10.8 million within “Other non-current liabilities” in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2006. At December 31, 2005, product warranty reserves included $54 million within “Other current liabilities” and $5.9 million within “Other non-current liabilities” in the Company’s Condensed Consolidated Balance Sheet.

Activity for the nine months ended September 30, 2006 was as follows (in millions):

Warranty reserve at December 31, 2005	$59.9
Acquisitions and other adjustments	18.3
Provisions for warranties issued, net	82.9
Warranty claims paid	(84.7)

Warranty reserve at September 30, 2006	$76.4

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. In addition, the Company or various of its subsidiaries have been identified by the United States Environmental Protection Agency or a state environmental agency as a Potentially Responsible Party pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law at various sites. Based on currently available information, the Company does not believe that the disposition of any of the legal or environmental disputes the Company is currently involved in will have a material adverse effect upon the consolidated financial condition, results of operations, cash flows or competitive position of the Company. It is possible, that as additional information becomes available, the impact on the Company of an adverse determination could have a different effect.

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

Due to the uncertainty described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of September 30, 2006.

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

Based on current information, the Company believes that the ultimate conclusion of the various pending product liability claims and lawsuits of the Company and its subsidiaries, in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Joint lead plaintiffs were appointed on June 9, 2006. No class has been certified in the actions. The lead plaintiffs filed an amended consolidated complaint on August 25, 2006, against the Company, Jarden Consumer Solutions and certain officers of the Company, alleging, among other things, that the plaintiffs were injured by reason of certain allegedly false and misleading statements made by the Company relating to the expected benefits of the THG Acquisition. The Company, Jarden Consumer Solutions and the individual defendants filed a motion to dismiss the complaint on October 20, 2006.

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

These actions are in the early stages of litigation and an outcome cannot be predicted. Management does not believe that the outcome of this litigation will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. The Company intends to defend itself vigorously in these actions.

11. Equity

In February 2006, the Board of Directors of the Company authorized a new stock repurchase program to acquire up to $150 million of Company common stock through open market and privately negotiated transactions. On March 1, 2006, the Company repurchased two million shares of the Company’s common stock for $50 million through a privately negotiated transaction.

12. Earnings Per Share Calculation

A computation of earnings per share was as follows (in millions, except per share data):

	Three month period ended		Nine month period ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Income allocable to common stockholders	$51.3	$24.0	$70.3	$9.6

Basic weighted average shares outstanding	64.6	58.3	64.9	48.8
Additional shares assuming conversion of stock options and restricted stock	1.0	2.2	1.0	1.9

Diluted weighted average shares outstanding assuming conversion	65.6	60.5	65.9	50.7

Basic earnings (loss) per share	$0.79	$0.41	$1.08	$0.20
Diluted earnings (loss) per share	$0.78	$0.40	$1.07	$0.19

13. Comprehensive Income

Comprehensive income was as follows (in millions):

	Three month period ended		Nine month period ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net income	$51.3	$25.4	$70.3	$58.2
Unrealized gain (loss) on interest rate swaps	(8.3)	7.1	11.4	8.3
Foreign currency translation	4.3	2.7	7.5	(4.2)
Unrealized (loss) gain on foreign exchange forward contracts	0.9	(0.4)	(2.1)	(0.1)

Comprehensive income	$48.2	$34.8	$87.1	$62.2

14. Employee Benefit Plans

Components of Net Periodic Costs for Domestic Plans

Net periodic pension costs and net periodic postretirement costs for domestic plans include the following components (in millions):

	Pension Benefits		Postretirement Benefits
	Three month period ended		Three month period ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Service cost	$0.2	$0.4	$0.1	$0.1
Interest cost	3.5	3.7	0.4	0.3
Expected return on plan assets	(3.2)	(3.4)	—	—
Amortization of unrecognized prior service benefit	—	—	(0.1)	—
Recognized net actuarial loss (gain)	0.1	—	—	—

Net periodic cost	$0.6	$0.7	$0.4	$0.4

Curtailment gain	—	—	—	—

Total pension cost	$0.6	$0.7	$0.4	$0.4

	Pension Benefits		Postretirement Benefits
	Nine month period ended		Nine month period ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Service cost	$0.5	$1.0	$0.3	$0.4
Interest cost	10.5	9.3	1.1	1.0
Expected return on plan assets	(9.4)	(8.5)	—	—
Amortization of unrecognized prior service benefit	0.1	0.1	(0.2)	—
Recognized net actuarial loss (gain)	0.2	0.1	0.1	—

Net periodic cost	$1.9	$2.0	$1.3	$1.4

Curtailment gain	—	—	(1.7)	—

Total pension cost	$1.9	$2.0	$(0.4)	$1.4

Components of Net Periodic Pension Costs for Foreign Plans

Net periodic pension costs for foreign plans include the following components (in millions):

	Three month period ended September 30, 2006	Three month period ended September 30, 2005
Service cost	$0.1	$0.2
Interest cost	0.2	0.1
Expected return on plan assets	(0.1)	(0.1)

Net periodic pension cost	$0.2	$0.2

Curtailment gain	—	—

Total pension cost	$0.2	$0.2

	Nine month period ended September 30, 2006	Nine month period ended September 30, 2005
Service cost	$0.5	$0.5
Interest cost	0.5	0.4
Expected return on plan assets	(0.3)	(0.3)

Net periodic pension cost	$0.7	$0.6

Curtailment gain	(0.1)	—

Total pension cost	$0.6	$0.6

15. Reorganization and Acquisition-Related Integration Costs

The following table sets forth the details and the activity related to reorganization and acquisition-related integration costs (in millions):

	Accrual Balance at December 31, 2005	Reorganization and Acquisition- Related Costs, net	Foreign Currency Translations	Cash Payments	Accrual Balance at September 30, 2006
Severance and other employee related	$15.9	$7.6	$0.1	$(17.4)	$6.2
Other costs	1.6	15.5	(0.1)	(13.2)	3.8

Sub-total	$17.5	23.1	$—	$(30.6)	$10.0

Impairment charges		1.8
Reversal of lease restructuring liability		(2.4)

Total		$22.5

Consumer Solutions Segment Reorganization

As part of the AHI Acquisition and THG Acquisition, it was determined that, due to similarities between the combined Consumer solutions segment customer base, distribution channels and operations, significant cost savings could be achieved by integrating certain functions of the businesses, such as distribution and warehousing, information technology and certain administrative functions. In order to leverage a shared infrastructure, the Company initiated certain reorganization plans during 2005. During the nine months ended September 30, 2006, the Company recorded charges of approximately $6.3 million in severance and other employee benefit-related costs, $4.1 million of facility exit costs and $8 million in other costs related to these plans. Of the $6.3 million related to employee terminations, $5.8 million was included in “Reorganization and acquisition-related integration costs, net” in the Condensed Consolidated Statements of Income, and $0.5 million was included in the determination of the cost of the THG Acquisition. Other costs primarily consist of $1.7 million of retention bonuses, $3.8 million of professional fees, $1.1 million of travel expenses and $0.8 million of relocation costs. Other costs are included in “Reorganization and acquisition-related integration costs, net” in the Condensed Consolidated Statements of Income. The initiative is expected to result in approximately 325 terminations of which approximately 121 were terminated as of September 30, 2006. As of September 30, 2006, $8 million of severance, other employee benefit-related costs and other costs remain accrued in the Condensed Consolidated Balance Sheet. The amounts are included in “Other current liabilities” and “Other non-current liabilities” for $6.6 million and $1.4 million, respectively. The amounts accrued are expected to be fully paid by the end of fiscal year 2007.

Outdoor Solutions Segment

Domestic Salesforce Reorganization

During the three months ended September 30, 2006, the Company made a strategic plan to rationalize its domestic sales platform. In conjunction with this plan, the Company recorded $0.7 million related to employee terminations and $0.1 million of other costs. As of September 30, 2006, approximately $0.5 million remains accrued in Condensed Consolidated Balance Sheet.

European Reorganization

During 2006, the Company made a strategic plan to rationalize its European manufacturing and administrative platform in order to facilitate a long-term cost savings initiative. During the nine months ended September 30, 2006, the Company recorded net charges of $0.8 million, related to this strategic plan consisting of severance and other employee benefit-related costs which are reflected in “Reorganization and acquisition-related integration costs, net” in the Condensed Consolidated Statements of Income. As of September 30, 2006, $0.5 million remains accrued and is reflected in “Other current liabilities” in the Condensed Consolidated Balance Sheet. The amounts accrued are expected to be substantially paid by the end of fiscal year 2007.

Outsourcing

In prior years, Coleman announced its intention to outsource the manufacturing of its outdoor recreation appliances manufactured at its Lyon, France facility, and Coleman initiated the outsourcing activities upon completion of reviews conducted by government and union officials. Other manufacturing operations in Lyon were unaffected by this move. During the nine months ended September 30, 2006, the Company reversed approximately $0.4 million of charges, primarily related to the plant closing. These are reflected in “Reorganization and acquisition-related integration costs, net” in the Condensed Consolidated Statements of Income. The initiative is currently scheduled to be substantially completed in 2006 and is expected to result in the termination of approximately 125 employees, of which 121 were terminated as of September 30, 2006. As of September 30, 2006, $1 million, primarily related to severance and other employee benefit-related costs, remains accrued, of which $0.9 million is reflected in “Other current liabilities” and $0.1 million is reflected in “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. The amounts accrued are expected to be fully paid by the end of fiscal year 2007.

Branded Consumables Segment

Segment Reorganization

During the first quarter of 2005, the Company began implementing a strategic plan to reorganize its Branded consumables segment and thereby facilitate long-term cost savings and improve management and reporting capabilities. Specific cost savings initiatives include the utilization of certain shared distribution and warehousing services and information systems platforms and outsourcing the manufacturing of certain kitchen products. During the nine months ended September 30, 2006, the Company recorded severance charges of $0.6 million and other charges of $4.5 million primarily related to a fixed asset impairment ($1.8 million) and inventory move costs ($1.4 million) which are included in “Reorganization and acquisition-related integration costs, net” in the Condensed Consolidated Statements of Income. As of September 30, 2006, less than $0.1 million of the charges recorded remain accrued and are reflected in “Other current liabilities” in the Condensed Consolidated Balance Sheets. All amounts are expected to be paid by the end of the fiscal year 2006.

Corporate Reorganization and Acquisition-Related Integration Costs

As part of the AHI Acquisition, it was determined that certain corporate functions of the two entities would be combined and redundant functions would be eliminated. Further, certain functions and responsibilities would be transitioned to the Company’s offices in Florida, while other functions would transition to the Company’s New York headquarters. During the nine months ended September 30, 2006, the Company recorded charges of $0.7 million consisting primarily of retention and travel expenses directly associated with the reorganization, which are included in “Reorganization and acquisition-related integration costs, net” in the Condensed Consolidated Statements of Income. The initiative was completed during the second quarter of 2006 and resulted in the termination of 21 employees, all of which were terminated as of September 30, 2006.

During the three months ended September 30, 2006, the Company reversed a $2.4 million lease restructuring liability which was initially recorded in the Corporate segment for unutilized office space. Due to the Consumer solutions plan to integrate certain functions within its businesses and the related relocation of employees, the Company determined that this space will now be utilized.

16. Segment Information

During the first quarter of 2006, management changed the Company’s reportable segments to reflect the new structure of the organization and the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. As a result, the First Alert business was moved from the Consumer solutions segment to the Branded consumables segment. During the second quarter of 2006, the Company changed the manner in which it measures segment operating performance to be “segment earnings”. All prior periods have been reclassified to conform to the current reporting structure and performance measures.

The Company reports four business segments: Branded consumables, Consumer solutions, Outdoor solutions and Process solutions.

In the Branded consumables segment, the Company markets, distributes and in certain cases manufactures a broad line of branded products that includes arts and crafts, paintbrushes, children’s card games, clothespins, collectible tins, food preparation kits, home canning jars, jar closures, kitchen matches, other craft items, plastic cutlery, playing cards and card accessories, rope, cord and twine, smoke and carbon monoxide alarms, storage and workshop accessories, toothpicks and other accessories marketed under the Aviator ®, Ball®, Bee®, Bernardin®, Bicycle®, BRK®, Crawford®, Diamond®, First Alert®, Forster®, Hoyle®, KEM®, Kerr®, Lehigh®, Leslie-Locke®, Loew-Cornell® and Pine Mountain® brand names, among others.

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

(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Three months ended September 30, 2006
Net sales	$221.9	$540.7	$208.4	$79.1	$(17.0)	$1,033.1	$—	$1,033.1

Segment earnings (loss)	$38.4	$83.7	$17.8	$7.0	$—	$146.9	$(9.6)	$137.3
Adjustments to reconcile to reported operating earnings(loss):
Fair value adjustment of inventory	(3.9)	—	—	—	—	(3.9)	—	(3.9)
Reorganization costs, net	(0.8)	(8.2)	(0.9)	—	—	(9.9)	2.4	(7.5)
Other integration-related costs	—	(0.6)	—	—	—	(0.6)	(1.1)	(1.7)
Stock-based compensation	—	—	—	—	—	—	(6.4)	(6.4)
Depreciation and amortization	(3.3)	(5.9)	(4.1)	(2.3)	—	(15.6)	(0.5)	(16.1)

Operating earnings (loss)	$30.4	$69.0	$12.8	$4.7	$—	$116.9	$(15.2)	$101.7

Depreciation and amortization	$3.3	$5.9	$4.1	$2.3	$—	$15.6	$0.5	$16.1

(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Three months ended September 30, 2005 (Reclassified)
Net sales	$189.1	$495.0	$214.1	$60.5	$(20.7)	$938.0	$—	$938.0

Segment earnings (loss)	$30.8	$71.9	$18.9	$7.9	$—	$129.5	$(10.6)	$118.9
Adjustments to reconcile to reported operating earnings(loss):
Fair value adjustment to inventory	—	(4.2)	—	—	—	(4.2)	—	(4.2)
Reorganization and acquisition-related integration costs, net	(0.5)	(6.1)	(0.3)	—	—	(6.9)	(0.3)	(7.2)
Stock-based compensation	—	—	—	—	—	—	(29.8)	(29.8)
Depreciation and amortization	(2.7)	(6.0)	(4.3)	(2.4)	—	(15.4)	—	(15.4)

Operating earnings (loss)	$27.6	$55.6	$14.3	$5.5	$—	$103.0	$(40.7)	$62.3

Depreciation and amortization	$2.7	$6.0	$4.3	$2.4	$—	$15.4	$—	$15.4

(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions		Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Nine months ended September 30, 2006
Net sales	$583.2	$1,251.7	$768.4	$235.2		$(51.7)	$2,786.8	$—	$2,786.8

Segment earnings (loss)	$90.9	$143.5	$87.0	$26.4		$—	$347.8	$(38.9)	$308.9
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	(3.9)	—	—	—		—	(3.9)	—	(3.9)
Reorganization costs, net	(5.1)	(17.9)	(1.2)	—		—	(24.2)	1.7	(22.5)
Impairment/write-off of assets	—	—	(0.3)	—		—	(0.3)	—	(0.3)
Other integration-related costs	—	(2.4)	—	—		—	(2.4)	(1.1)	(3.5)
Stock-based compensation	—	—	—	—		—	—	(16.1)	(16.1)
Depreciation and amortization	(8.9)	(17.5)	(12.5)	(7.0	)_	—	(45.9)	(1.1)	(47.0)

Operating earnings (loss)	$73.0	$105.7	$73.0	$19.4		—	$271.1	$(55.5)	$215.6

Depreciation and amortization	$8.9	$17.5	$12.5	$7.0		$—	$45.9	$1.1	$47.0

Total assets	$1,089.4	$1,937.6	$718.4	$95.0		$—	$3,840.4	$20.4	$3,860.8

(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions		Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Nine months ended September 30, 2005 (Reclassified)
Net sales	$518.3	$879.6	$695.6	$175.6		$(55.4)	$2,213.7	$—	$2,213.7

Segment earnings (loss)	$77.1	$99.1	$88.3	$23.1		$—	$287.6	$(25.0)	$262.6
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	(0.2)	(4.2)	—	—		—	(4.4)	(16.2)	(20.6)
Reorganization and acquisition-related integration costs, net	(1.8)	(10.3)	(1.1)	—		—	(13.2)	(2.8)	(16.0)
Stock-based compensation	—	—	—	—		—	—	(29.8)	(29.8)
Depreciation and amortization	(7.8)	(13.1)	(12.8)	(7.0)		—	(40.7)	(0.1)	(40.8)

Operating earnings (loss)	$67.3	$71.5	$74.4	$16.1		—	$229.3	$(73.9)	$155.4

Depreciation and amortization	$7.8	$13.1	$12.8	$7.0		$—	$40.7	$0.1	$40.8

Total assets	$781.6	$1,738.8	$554.9	$74.1		$—	$3,149.4	$456.3	$3,605.7

(a)	Intersegment sales are recorded at cost plus an agreed upon profit on sales.
(b)	For the three and nine month periods ended September 30, 2006, unallocated costs include a reversal of $2.4 million and a net reversal of $1.7 million of reorganization and acquisition-related integration costs, net, respectively, and $6.4 million and $16.1 million of stock-based compensation costs, respectively, related to the issuance of stock options and restricted shares of the Company’s common stock to employees and Directors of the Company (see Note 2). For the nine months ended September 30, 2005, unallocated costs include a purchase accounting adjustment for the elimination of manufacturer’s profit in inventory of $16.2 million related to the AHI Acquisition. For the three and nine month periods ended September 30, 2005, unallocated costs include $0.3 million and $2.8 million of reorganization and acquisition-related integration costs, respectively, and $29.8 million of stock-based compensation related to the issuance of restricted shares of Company common stock.

The Company’s sales are principally within the United States. The Company’s international operations are mainly based in Europe, Canada, Latin America and Japan. Net sales of the Company’s products outside of the United States were approximately $212 million and $654 million for the three and nine month periods ended September 30, 2006, respectively, or on a percentage basis approximately 21% and 24%, respectively, of the Company’s net sales. For the three and nine month periods ended September 30, 2005, net sales of the Company’s products outside of the United States were approximately $214 million and $602 million, or on a percentage basis approximately 23% and 27%, respectively of the Company’s net sales for the same period.

17. Condensed Consolidating Financial Statements

The Company’s 9 3/4% Senior Subordinated Notes are fully guaranteed, jointly and severally, by several of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these Senior Subordinated Notes. Following the AHI Acquisition in 2005, the Non-Guarantor Subsidiaries are not considered minor and, as such, pursuant to Article 3-10(f) of Regulation S-X, the Company has presented below the summarized condensed consolidating financial statements of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis as of September 30, 2006 and December 31, 2005 and for the three and nine month periods ended September 30, 2006 and 2005.

Condensed Consolidating Statements of Income (in millions):

	Three month period ended September 30, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$767.2	$299.4	$(33.5)	$1,033.1
Costs and expenses	13.8	684.7	266.4	(33.5)	931.4

Operating (loss) earnings	(13.8)	82.5	33.0	—	101.7
Other expense, net	23.3	17.3	9.8	—	50.4
Equity in the income of subsidiaries	88.4	22.1	—	(110.5)	—

Net income (loss)	$51.3	$87.3	$23.2	$(110.5)	$51.3

	Three month period ended September 30, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$807.3	$308.2	$(177.5)	$938.0
Costs and expenses	40.7	727.5	285.0	(177.5)	875.7

Operating (loss) earnings	(40.7)	79.8	23.2	—	62.3
Other expense, net	28.0	1.4	7.5	—	36.9
Equity in the income of subsidiaries	94.1	19.4	—	(113.5)	—

Net income (loss)	$25.4	$97.8	$15.7	$(113.5)	$25.4

	Nine month period ended September 30, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,085.1	$847.8	$(146.1)	$2,786.8
Costs and expenses	51.7	1,898.4	767.2	(146.1)	2,571.2

Operating (loss) earnings	(51.7)	186.7	80.6	—	215.6
Other expense, net	93.6	26.1	25.6	—	145.3
Equity in the income of subsidiaries	215.6	52.4	—	(268.0)	—

Net income (loss)	$70.3	$213.0	$55.0	$(268.0)	$70.3

	Nine month period ended September 30, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,819.2	$672.6	$(278.1)	$2,213.7
Costs and expenses	73.9	1,656.3	606.2	(278.1)	2,058.3

Operating (loss) earnings	(73.9)	162.9	66.4	—	155.4
Other expense, net	75.7	3.4	18.1	—	97.2
Equity in the income of subsidiaries	207.8	51.5	—	(259.3)	—

Net income (loss)	$58.2	$211.0	$48.3	$(259.3)	$58.2

Condensed Consolidating Balance Sheet (in millions):

	As of September 30, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$28.7	$1,161.7	$374.6	$(0.8)	$1,564.2
Investment in subsidiaries	2,943.3	125.5	—	(3,068.8)	—
Non-current assets	99.8	2,554.0	134.9	(492.1)	2,296.6

Total assets	$3,071.8	$3,841.2	$509.5	$(3,561.7)	$3,860.8

Liabilities and stockholders’ equity
Current liabilities	$64.2	$613.2	$226.1	$1.6	$905.1
Non-current liabilities	1,946.1	304.6	138.0	(494.5)	1,894.2
Stockholders’ equity	1,061.5	2,923.4	145.4	(3,068.8)	1,061.5

Total liabilities and stockholders’ equity	$3,071.8	$3,841.2	$509.5	$(3,561.7)	$3,860.8

	As of December 31, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$226.0	$958.0	$303.9	$(23.5)	$1,464.4
Investment in subsidiaries	2,762.4	104.1	—	(2,866.5)	—
Non-current assets	32.8	2,387.0	245.9	(605.5)	2,060.2

Total assets	$3,021.2	$3,449.1	$549.8	$(3,495.5)	$3,524.6

Liabilities and stockholders’ equity
Current liabilities	$93.4	$408.0	$212.2	$0.9	$714.5
Non-current liabilities	1,924.0	293.8	218.4	(629.9)	1,806.3
Stockholders’ equity	1,003.8	2,747.3	119.2	(2,866.5)	1,003.8

Total liabilities and stockholders’ equity	$3,021.2	$3,449.1	$549.8	$(3,495.5)	$3,524.6

Condensed Consolidating Statement of Cash Flows (in millions):

	Nine month period ended September 30, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(119.4)	$46.3	$100.9	$—	$27.8
Financing activities:
Proceeds from revolving credit borrowings	460.2	—	—	—	460.2
Payments on revolving credit borrowings	(278.1)	—	—	—	(278.1)
(Payments) proceeds (to) from intercompany transactions	63.3	10.2	(73.5)	—	—
Payments on senior debt	(62.5)	(0.5)	—	—	(63.0)
Net borrowings from foreign lines of credit	—	—	(2.0)	—	(2.0)
Proceeds from issuance of stock, net of transaction fees	3.9	—	—	—	3.9
Repurchase of common stock	(50.0)	—	—	—	(50.0)
Debt issuance costs	(2.0)	—	(0.6)	—	(2.6)
Proceeding from recouponing interest rate swaps	6.6	—	—	—	6.6
Other	(1.2)	(0.4)	—	—	(1.6)

Net cash provided by (used in) financing activities	140.2	9.3	(76.1)	—	73.4

Investing Activities:
Additions to property, plant and equipment	(0.2)	(38.6)	(9.1)	—	(47.9)
Acquisition of business, net of cash acquired	(198.0)	(11.1)	—	—	(209.1)
Other	—	0.8	—	—	0.8

Net cash used in investing activities	(198.2)	(48.9)	(9.1)	—	(256.2)

Effect of exchange rate changes on cash	—	—	0.8	—	0.8

Net (decrease) increase in cash and cash equivalents	(177.4)	6.7	16.5	—	(154.2)
Cash and cash equivalents at beginning of period	184.5	(4.6)	57.2	—	237.1

Cash and cash equivalents at end of period	$7.1	$2.1	$73.7	$—	$82.9

	Nine month period ended September 30, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(118.9)	$(24.1)	$128.6	$—	$(14.4)
Financing activities:
Proceeds from revolving credit borrowings	127.3	—	—	—	127.3
Payments on revolving credit borrowings	(100.6)	—	—	—	(100.6)
(Payments) proceeds (to) from intercompany transactions	44.3	51.5	(95.8)	—	—
Proceeds from issuance of long-term debt	1,330.0	—	—	—	1,330.0
Payments on long-term debt	(310.7)	—	—	—	(310.7)
Proceeds from issuance of stock, net of transaction fees	350.5	—	—	—	350.5
Repurchase of common stock	(6.0)	—	—	—	(6.0)
Debt issuance costs	(19.9)	—	—	—	(19.9)
Other	4.5	(2.1)	(11.5)	—	(9.1)

Net cash provided by (used in) financing activities	1,419.4	49.4	(107.3)	—	1,361.5

Investing Activities:
Additions to property, plant and equipment	(0.3)	(30.0)	(6.2)	—	(36.5)
Acquisition of business, net of cash acquired	(1,312.3)	(1.0)	42.5	—	(1,270.8)
Other	(0.2)	—	—	—	(0.2)

Net cash (used in) provided by investing activities	(1,312.8)	(31.0)	36.3	—	(1,307.5)

Effect of exchange rate changes on cash	—	—	(0.2)	—	(0.2)

Net (decrease) increase in cash and cash equivalents	(12.3)	(5.7)	57.4	—	39.4
Cash and cash equivalents at beginning of period	16.5	(0.7)	4.9	—	20.7

Cash and cash equivalents at end of period	$4.2	$(6.4)	$62.3	$—	$60.1

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

Overview

Jarden Corporation is a leading provider of primarily niche consumer products used in and around the home. Jarden currently operates in three primary business segments: Branded consumables, Consumer solutions, and Outdoor solutions. During the first quarter of 2006, management changed the Company’s reportable segments to reflect the new structure of the organization and the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. As a result, the First Alert business was moved from the Consumer solutions segment to the Branded consumables segment. During the second quarter of 2006, the Company changed the manner in which it measures segment operating performance to be “segment earnings”. All prior periods have been reclassified to conform to current reporting structure and performance measures.

In the Branded consumables segment, the Company markets, distributes and in certain cases manufactures a broad line of branded products that includes arts and crafts, paintbrushes, children’s card games, clothespins, collectible tins, food preparation kits, home canning jars, jar closures, kitchen matches, other craft items, plastic cutlery, playing cards and card accessories, rope, cord and twine, storage and workshop accessories, toothpicks and other accessories marketed under the Aviator® , Ball® , Bee® , Bernardin® , Bicycle ® , BRK® , Crawford® , Diamond® , First Alert® , Forster® , Hoyle® , KEM® , Kerr®, Lehigh®, Leslie-Locke® , Loew-Cornell® and Pine Mountain® brand names, among others.

In the Consumer solutions segment, the Company manufactures or sources, markets and distributes an array of innovative kitchen and other household products that includes bedding, blenders, coffee makers, heating pads, home vacuum packaging machines, smoke and carbon monoxide alarms, personal and animal grooming products, and warming blankets, as well as related consumable products. The segment’s leading brands include Bionaire® , Crock-Pot® , FoodSaver® , Harmony® , Health o meter® , Holmes® , Mr. Coffee® , Oster®, Patton® , Rival® , Seal-a-Meal® , Sunbeam® , VillaWare® and White Mountain™. As discussed in Note 5, the JCS portion of this business was purchased with the AHI Acquisition effective January 24, 2005, and the Holmes portion of this business was purchased with the THG Acquisition, effective July 18, 2005.

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

Acquisition Activity

On July 18, 2005, the Company completed its acquisition of Holmes for approximately $420 million in cash and 6.15 million shares of our common stock. Holmes is a leading manufacturer and distributor of select home environment and small kitchen electrics under well-recognized brand names such as Bionaire® , Crock-Pot® , Harmony® , Holmes® , Patton® , Rival® , Seal-a-Meal® and White Mountain™. The aggregate purchase price was approximately $681 million, including transaction expenses. The cash portion of the THG Acquisition purchase price was financed with the issuance of an additional $380 million of term debt under the Senior Credit Facility, cash on hand and revolver borrowings.

On January 24, 2005, the Company completed its acquisition of AHI, a privately held company, for approximately $746 million for the equity and the repayment of approximately $100 million of indebtedness. AHI is the parent of The Coleman Company, Inc. (“Coleman”) and Sunbeam Products, Inc. (which we refer to as “Jarden Consumer Solutions” or “JCS”), leading producers of global consumer products through brands such as BRK® , Campingaz® , Coleman® , First Alert® , Health o meter® , Mr. Coffee® , Oster® and Sunbeam® . Of the equity portion of the purchase price, $40 million was held back by the Company to cover potential indemnification claims against the sellers of AHI and has not been accrued as a liability or considered part of the purchase price since the outcome of this contingency remains uncertain.

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

In addition to the AHI and THG acquisition during 2005, the Company completed three tuck-in acquisitions within the Branded consumables segment. During the nine months ended September 30, 2006, the Company completed four tuck-in acquisitions, three within Branded consumables and one within JCS.

As discussed further hereafter, the results of operations for the nine month period ended September 30, 2006 versus September 30, 2005 include the results of THG and AHI from their respective acquisition dates. The differences in operating results in 2006 versus 2005 are primarily due to these acquisitions (the “Acquisitions”).

During the second quarter 2006, the Company changed the manner in which it measures operating performance of segments to be “segment earnings”. Segment earnings is the primary measure used by the chief operating decision maker and the segment information in the table below reconciles “segment earnings (loss)” to “operating earnings (loss).”

(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Three months ended September 30, 2006
Net sales	$221.9	$540.7	$208.4	$79.1	$(17.0)	$1,033.1	$—	$1,033.1

Segment earnings (loss)	$38.4	$83.7	$17.8	$7.0	$—	$146.9	$(9.6)	$137.3
Adjustments to reconcile to reported operating earnings(loss):
Fair value adjustment of inventory	(3.9)	—	—	—	—	(3.9)	—	(3.9)
Reorganization costs, net	(0.8)	(8.2)	(0.9)	—	—	(9.9)	2.4	(7.5)
Other integration-related costs	—	(0.6)	—	—	—	(0.6)	(1.1)	(1.7)
Stock-based compensation	—	—	—	—	—	—	(6.4)	(6.4)
Depreciation and amortization	(3.3)	(5.9)	(4.1)	(2.3)	—	(15.6)	(0.5)	(16.1)

Operating earnings (loss)	$30.4	$69.0	$12.8	$4.7	$—	$116.9	$(15.2)	$101.7

Depreciation and amortization	$3.3	$5.9	$4.1	$2.3	$—	$15.6	$0.5	$16.1

(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Three months ended September 30, 2005 (Reclassified)
Net sales	$189.1	$495.0	$214.1	$60.5	$(20.7)	$938.0	$—	$938.0

Segment earnings (loss)	$30.8	$71.9	$18.9	$7.9	$—	$129.5	$(10.6)	$118.9
Adjustments to reconcile to reported operating earnings(loss):
Fair value adjustment to inventory	—	(4.2)	—	—	—	(4.2)	—	(4.2)
Reorganization and acquisition-related integration costs, net	(0.5)	(6.1)	(0.3)	—	—	(6.9)	(0.3)	(7.2)
Stock-based compensation	—	—	—	—	—	—	(29.8)	(29.8)
Depreciation and amortization	(2.7)	(6.0)	(4.3)	(2.4)	—	(15.4)	—	(15.4)

Operating earnings (loss)	$27.6	$55.6	$14.3	$5.5	$—	$103.0	$(40.7)	$62.3

Depreciation and amortization	$2.7	$6.0	$4.3	$2.4	$—	$15.4	$—	$15.4

(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Nine months ended September 30, 2006 (Reclassified)
Net sales	$583.2	$1,251.7	$768.4	$235.2	$(51.7)	$2,786.8	$—	$2,786.8

Segment earnings (loss)	$90.9	$143.5	$87.0	$26.4	$—	$347.8	$(38.9)	$308.9
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	(3.9)	—	—	—	—	(3.9)	—	(3.9)
Reorganization costs, net	(5.1)	(17.9)	(1.2)	—	—	(24.2)	1.7	(22.5)
Impairment/write-off of assets	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Other integration-related costs	—	(2.4)	—	—	—	(2.4)	(1.1)	(3.5)
Stock-based compensation	—	—	—	—	—	—	(16.1)	(16.1)
Depreciation and amortization	(8.9)	(17.5)	(12.5)	(7.0)	—	(45.9)	(1.1)	(47.0)

Operating earnings (loss)	$73.0	$105.7	$73.0	$19.4	$—	$271.1	$(55.5)	$215.6

Depreciation and amortization	$8.9	$17.5	$12.5	$7.0	$—	$45.9	$1.1	$47.0

Total assets	$1,089.4	$1,937.6	$718.4	$95.0	$—	$3,840.4	$20.4	$3,860.8

(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Nine months ended September 30, 2005 (Reclassified)
Net sales	$518.3	$879.6	$695.6	$175.6	$(55.4)	$2,213.7	$—	$2,213.7

Segment earnings (loss)	$77.1	$99.1	$88.3	$23.1	$—	$287.6	$(25.0)	$262.6
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	(0.2)	(4.2)	—	—	—	(4.4)	(16.2)	(20.6)
Reorganization and acquisition-related integration costs, net	(1.8)	(10.3)	(1.1)	—	—	(13.2)	(2.8)	(16.0)
Stock-based compensation	—	—	—	—	—	—	(29.8)	(29.8)
Depreciation and amortization	(7.8)	(13.1)	(12.8)	(7.0)	—	(40.7)	(0.1)	(40.8)

Operating earnings (loss)	$67.3	$71.5	$74.4	$16.1	$—	$229.3	$(73.9)	$155.4

Depreciation and amortization	$7.8	$13.1	$12.8	$7.0	$—	$40.7	$0.1	$40.8

Total assets	$781.6	$1,738.8	$554.9	$74.1	$—	$3,149.4	$456.3	$3,605.7

(a)	Intersegment sales are recorded at cost plus an agreed upon profit on sales.
(b)	For the three and nine month periods ended September 30, 2006, unallocated costs include a reversal of $2.4 million and a net reversal of $1.7 million of reorganization and acquisition-related integration costs, net, respectively, and $6.4 million and $16.1 million of stock-based compensation costs, respectively, related to the issuance of stock options and restricted shares of the Company’s common stock to employees and Directors of the Company (see Note 2). For the nine months ended September 30, 2005, unallocated costs include a purchase accounting adjustment for the elimination of manufacturer’s profit in inventory of $16.2 million related to the AHI Acquisition. For the three and nine month periods ended September 30, 2005, unallocated costs include $0.3 million and $2.8 million of reorganization and acquisition-related integration costs, respectively, and $29.8 million of stock-based compensation related to the issuance of restricted shares of Company common stock.

Results of Operations

	Net Sales		Segment Earnings
	Three months ended		Three months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Branded consumables	$221.9	$189.1	$38.4	$30.8
Consumer solutions	540.7	495.0	83.7	71.9
Outdoor solutions	208.4	214.1	17.8	18.9
Process solutions	79.1	60.5	7.0	7.9
Corporate / Unallocated	—	—	(9.6)	(10.6)
Intercompany eliminations(1)	(17.0)	(20.7)	—	—

	$1,033.1	$938.0	$137.3	$118.9

(1)	Intersegment sales are recorded at cost plus an agreed upon intercompany profit on intersegment sales.

Net sales for the three months ended September 30, 2006, increased $95.1 million, or 10% versus the same period in the prior year. The increase was primarily due to the acquisitions of THG and the tuck-in acquisition of the Pine Mountain® firelog and fire starter business (the “Firelog Acquisition”), and organic growth primarily in the Consumer solutions and Process solutions segments. Net sales in the Consumer solutions segment increased $45.7 million, due to the inclusion of an additional eighteen days of operating activity in 2006 of THG, acquired on July 18, 2005, and organic growth as a result of new product introductions, increased volumes in the home environment product categories, and favorable point of sale promotional activity. Net sales in the Branded consumable segment increased by $32.8 million, primarily due to the Firelog Acquisition ($20.1 million), and volume increases in rope and cordage, and smoke and carbon monoxide detectors product categories. Net sales in the Outdoor solutions segment, which is subject to lower historical volumes in the second half of the year due to the seasonal nature of demand for camping and other outdoor related products, declined $5.7 million versus the same period in the prior year, primarily due to lower hurricane activity ($12 million) related volumes in 2006 versus 2005. Net sales increased $18.6 million in the Process solutions segment primarily due to increased metal pricing for zinc, copper, and nickel versus the prior year, as well as new customers and products at both the zinc and plastics operations.

Cost of sales increased $68.6 million for the three months ended September 30, 2006, versus the same period in the prior year, due to the increased operating activity and the acquisitions mentioned above, which includes the $3.9 million charge related to the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory related to the Firelog Acquisition. Cost of sales as a percentage of net sales improved marginally over the same period primarily due to a favorable product mix and increased benefits from company cost saving initiatives, including benefits from prior reorganization programs, and increased focus on global procurement efforts. Gross margins during the three months ended September 30, 2006, improved versus the first six months of 2006 primarily due to increased seasonal volumes, a more favorable product mix, slightly more favorable materials pricing and acquisitions.

Selling, general and administrative expenses declined $13.2 million for the three months ended September 30, 2006, versus the same period in the prior year, largely due to a decline in stock-based compensation charges ($23.4 million), ongoing benefits achieved from reorganization, and cost reduction activities initiated in 2005, which were partially offset by $1.1 million of an executive separation in Branded consumables, and certain duplicative costs ($0.6 million) associated with the ongoing integration activities.

Reorganization and acquisition-related integration costs, net, increased $0.3 million for the three months ended September 30, 2006, versus the same period in the prior year due to additional reorganization activities primarily in the Consumer Solutions segment related to a $ 4.8 million provision for the closure of an administrative facility. The Company believes it will continue to incur certain reorganization charges primarily related to ongoing programs for the remainder of 2006. The amounts of such charges currently cannot be estimated.

Net interest expense increased by $6.1 million to $29.6 million for the three months ended September 30, 2006 versus the same period in the prior year. The increase was principally due to higher levels of outstanding debt versus the same period in the prior year due to increased debt financing required to fund acquisitions, and an increase in the Company’s average cost of borrowing related to its revolving debt facilities. The weighted average interest rate increased from 6.2% to 7.6% for the three months ended September 30, 2006, versus the same period in the prior year.

For the three months ended September 30, 2006 and 2005, the Company’s effective tax rate was 28.9% versus 34.5% for the same period in the prior year. The decrease in the tax rate results principally from a $5.5 million deferred tax benefit recorded in the third quarter of 2006, due to a change in the estimate of the tax effects resulting from the legal entity reorganization of the Company’s domestic Consumer solutions segment. The Company’s effective income tax rate varies from the statutory rates primarily due to the lower taxable rates in certain foreign jurisdictions, where the Company has operations.

Net earnings available to common stockholders for the three months ended September 30, 2006, increased $27.3 million to $51.3 million versus the same period in the prior year. For the three months ended September 30, 2006, earnings per share was $0.78 per diluted share versus $0.40 per diluted share for the same period in the prior year. The increase in earnings was primarily due to improved operating results for the period attributable to increased volumes related to the acquisitions, lower non-cash stock compensation charges and benefits achieved from prior reorganization and integration related initiatives.

	Net Sales		Segment Earnings
	Nine months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Branded consumables	$583.2	$518.3	$90.9	$77.1
Consumer solutions	1,251.7	879.6	143.5	99.1
Outdoor solutions	768.4	695.6	87.0	88.3
Process solutions	235.2	175.6	26.4	23.1
Corporate / Unallocated	—	—	(38.9)	(25.0)
Intercompany eliminations(1)	(51.7)	(55.4)	—	—

	$2,786.8	$2,213.7	$308.9	$262.6

(1)	Intersegment sales are recorded at cost plus an agreed upon intercompany profit on intersegment sales.

Net sales for the nine months ended September 30, 2006 increased approximately $573 million, or 26% to $2.8 billion versus the same period in the prior year. The increase was primarily due to the Acquisitions and volume increases across all segments. Consumer solutions and Outdoor solutions volume increases were primarily due to new product introductions and favorable point of sale promotional activity. Branded consumable volume increases were primarily due to increased demand in plastic cutlery and other serviceware, smoke and carbon monoxide alarms, arts and crafts. Net sales increased in the Process solutions segment primarily due to increased commodity pricing, including zinc, copper, nickel and resin, as well as new customers and new products at both the zinc and plastic operations.

Cost of sales increased approximately $446 million to approximately $2.1 billion for the nine months ended September 30, 2006 versus the same period in the prior year, primarily due to the increase in sales volume due to the Acquisitions. Cost of sales as a percentage of net sales marginally increased from 75% in 2005 to 76% in 2006. When adjusted for the $3.9 million charge related to the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory for the Firelog Acquisition in 2006 and the $20.6 million charge related to the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory related to the AHI and THG Acquisitions in 2005 which are included in cost of sales for the nine months ended September 30, 2006 and 2005, respectively, the cost of sales as a percentage of net sales was 75% in 2006 compared to 74% in 2005.

Selling, general and administrative expenses increased $60.2 million to approximately $445 million for the nine months ended September 30, 2006 versus the same period in the prior year. The increase was primarily due to the Acquisitions and increased expenses to support higher sales volume. Selling, general and administrative expenses as a percentage of net sales improved from 17% in 2005 to 16% in 2006, primarily due to lower stock-based compensation expense in 2006, the benefits achieved from reorganization and cost reduction activities initiated in 2005, primarily in the Consumer solutions and Outdoor solutions segments.

Reorganization and acquisition-related integration costs, net, increased by $6.5 million to $22.5 million for the nine months ended September 30, 2006 versus the same period in the prior year. These charges primarily relate to integration-related activities as the Company rationalizes its manufacturing and administrative platforms principally as a result of the Acquisitions.

Net interest expense increased by $25.9 million to $83.5 million for the nine months ended September 30, 2006 versus the same period in the prior year. This increase was principally due to higher levels of outstanding debt in the first half of 2006 compared to the same period in 2005, resulting from the additional debt financing required to fund the Acquisitions. In addition, our weighted average interest rate increased from 6.1% for the nine months ended September 30, 2005 to 7.3% for the same period in 2006.

The Company’s tax rate for the nine months ended September 30, 2006 and 2005 was approximately 46.8% and 36.5%, respectively. The increase in the tax rate results principally from a $13.6 million deferred tax charge recorded in the second and third quarters of 2006, in association with the legal reorganization of the domestic Consumer solutions businesses, offset by lower tax rates assessed on a greater percentage of foreign earnings.

Net earnings available to common stockholders for the nine months ended September 30, 2006 increased $60.7 million to $70.3 million versus the same period in the prior year. For the nine months ended September 30, 2006 earnings per share were $1.07 per diluted share versus $0.19 per diluted share for the nine months ended September 30, 2005. The increase in net earnings was primarily due to charges recorded in 2005 related to the loss on early extinguishment of debt ($6.1 million), the conversion of the Company’s Series B and C preferred stock ($48.6 million) and the adjustment for the fair value of inventory and backlog related to the AHI and THG Acquisitions ($20.6 million). Improved operating results for the period were also attributable to increased volumes related to the Acquisitions and benefits achieved from prior year integration initiatives, partially offset by increased reorganization costs.

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

Net cash provided by operating activities was $27.8 million for the nine months ended September 30, 2006, compared to net cash used by operating activities of $14.4 million for the same period last year. The improvement is primarily due to improved operating results and benefits realized from the reorganization and acquisition-related integration initiatives.

Net cash provided by financing activities for the nine months ended September 30, 2006 was $73.4 million compared to net cash provided of approximately $1.4 billion for the same period in 2005. The decrease was principally driven by the repurchase of two million shares of the Company’s common stock in March 2006 through a privately negotiated transaction for $50 million, as well as proceeds received in 2005 related to the AHI Acquisition of $850 million from the Term Loan and $350 million of equity securities issued. The Company has never paid cash dividends on its common shares and currently does not plan to do so for the foreseeable future.

Net cash used in investing activities for the nine months ended September 30, 2006 was $256 million versus approximately $1.3 billion for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, capital expenditures were $47.9 million versus $36.5 million for the nine months ended September 30, 2005. The Company has historically maintained capital expenditures at less than 2% of net sales. Currently, the Company believes capital expenditures for 2006 and 2007 may slightly exceed 2% of net sales and then return below this threshold in 2008. During the nine months ended September 30, 2005, we used approximately $1.3 billion to fund the cash portion of the AHI Acquisition.

CAPITAL RESOURCES

On August 28, 2006, the Company completed a $250 million receivable purchase agreement, which is subject to annual renewal, bears interest at a margin over the commercial paper rate and is accounted for as a borrowing. Under this agreement, substantially all of the Company’s Outdoor solutions and Consumer solutions accounts receivable are sold to a special purpose entity, Jarden Receivables, LLC (“JRLLC”), which is a wholly-owned consolidated subsidiary of the Company. JRLLC funds these purchases with borrowings under a loan agreement, secured by the accounts receivable. There is no recourse to the Company for the unpaid portion of any loans under this loan agreement. The securitization facility is reflected as a short-term borrowing on the Company’s balance sheet because the term of the loan agreement, subject to annual renewals, runs until August 23, 2007. The facility will be drawn upon and repaid as needed to fund general corporate purposes. The initial proceeds were used to fund a portion of the Firelog Acquisition. In contemplation of this securitization transaction, the Company executed an amendment to its Senior Credit Facility, dated August 23, 2006, which permitted the securitization facility, among other things.

As of September 30, 2006, the Company had $177 million outstanding under this securitization facility and $0.3 million of borrowing base availability. The Company is required to pay commitment fees on the unused balance of the $250 million securitization facility.

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

As of September 30, 2006, the Company had $1.2 billion outstanding under its Term Loans and $5.1 million outstanding under its Revolver. As of September 30, 2006, the Company’s net availability under the credit agreement was approximately $167 million, after deducting $28 million of issued letters of credit. The Company is required to pay commitment fees on the unused balance of the revolving credit facility.

The Company was in compliance with all its debt covenants as of September 30, 2006.

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

At September 30, 2006, the interest rate on approximately 44% of the Company’s debt obligations, excluding the amortizing non-debt balances arising from interest rate swap transactions, was fixed by either the nature of the obligation or through interest rate swap contracts. As of September 30, 2006, the Company has four interest rate swaps which convert an aggregate notional principal amount of $625 million from floating rate interest payments (excluding the Company’s applicable margin) under its term loan facility to fixed interest rate obligations. The variable rate of interest is based on three-month LIBOR. The fixed rates range from 4.73% to approximately 5.25%.

During September 2006, the Company executed a new interest rate swap contract, effective for the fourth quarter of 2006, that converts an aggregate notional principal amount of $100 million from floating rate interest payments (excluding the Company’s applicable margin) under its term loan facility to fixed interest rate obligations. The variable rate of interest is based on three-month LIBOR. The contracted fixed rate is approximately 5.05%.

The Company also has two swaps in a notional principal amount totaling $105 million to receive a fixed rate of interest and pay a variable rate of interest based upon six-month LIBOR in arrears, plus a spread of 523 to 528 basis points.

The Company also maintains a cross-currency interest rate swap that fixes the exchange rate of the amortizing loan balance for a $42.6 million notional principal amount Canadian loan denominated in U.S. dollars. The swap instrument exchanges the variable interest rate bases of the U.S. dollar balance (3-month U.S. LIBOR plus a spread of 175 basis points) and the equivalent Canadian dollar balance (3-month CAD BA plus a spread of 192 basis points).

The Company regularly uses forward foreign exchange contracts to reduce exposure to foreign currency movements related to borrowings, sales, purchases, other revenues, expenses or other transactions at its foreign subsidiaries that are not denominated in the local currency of the operating unit. The Company may enter into foreign currency forward contracts to hedge the currency risk. As of September 30, 2006, the aggregate U.S. dollar equivalent notional amount of outstanding forward contracts was approximately $135 million. The unrealized change in the fair values of open Forward Contracts from December 31, 2005 to September 30, 2006 was a net loss of $1.2 million, of which $1.5 million of net losses was included as a component of “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheets.

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

Joint lead plaintiffs were appointed on June 9, 2006. No class has been certified in the actions. The lead plaintiffs filed an amended consolidated complaint on August 25, 2006, against the Company, Jarden Consumer Solutions and certain officers of the Company, alleging, among other things, that the plaintiffs were injured by reason of certain allegedly false and misleading statements made by the Company relating to the expected benefits of the THG Acquisition. The Company, Jarden Consumer Solutions and the individual defendants filed a motion to dismiss the complaint on October 20, 2006.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In general, business enterprises can be exposed to market risks including fluctuations in commodity prices, foreign currency values, and interest rates that can affect the cost of operating, investing and financing. The Company’s exposures to these risks are low. The Company’s Process solutions business purchases resin from regular commercial sources of supply and, in most cases, multiple sources. The supply and demand for plastic resins is subject to cyclical and other market factors. With many of our external customers, we have the ability to pass through price increases with an increase in our selling price and certain of our external customers purchase the resin used in products we manufacture for them. The Company’s Process solutions business has sales arrangements with a majority of its customers such that sales are priced either based upon supply contracts that provide for fluctuations in the price of zinc to be passed on to the customer or are conducted on a tolling basis whereby customers supply zinc to the Company for processing. Such arrangements as well as utilizing forward buy contracts reduce the exposure of this business to changes in the price of zinc.

The Company invests in short-term financial instruments with original maturities usually less than fifty days. The Company is exposed to short-term interest rate variations with respect to Eurodollar or Base Rate on certain of its term and revolving debt obligations and six-month LIBOR in arrears on certain of its interest rate swaps. The spreads on the interest rate swaps range from 523 to 528 basis points. Settlements on the interest rate swaps are made on May 1 and November 1. The Company is exposed to credit loss in the event of non-performance by the other party to its current existing swaps, a large financial institution. However, the Company does not anticipate non-performance by the other party.

Changes in variable interest rates (primarily LIBOR, commercial paper, Prime and equivalent international rates) would affect the earnings of the Company either positively or negatively depending on the direction of the change. Assuming that our variable interest rates each increased 100 basis points over period end rates on the variable rate indebtedness and swaps, the Company’s interest expense would have increased by approximately $2.1 million and $1.9 million for the three month periods ended September 30, 2006 and September 30, 2005, respectively, and $8.0 million and $4.6 million for the nine month periods ended September 30, 2006 and September 30, 2005, respectively. The amount was determined by considering the impact of the hypothetical interest rates on the Company’s borrowing cost, short-term investment rates, interest rate swaps and estimated cash flow. Actual changes in rates may differ from the assumptions used in computing this exposure.

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

On July 18, 2005, the Company completed the acquisition of Holmes, a privately held company. The Company considers the acquisition of Holmes material to the results of its operations, financial position and cash flows from the date of acquisition through September 30, 2006 and considers the controls and procedures of Holmes to be reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company has excluded from its assessment of and conclusion on the effectiveness of internal control over financial reporting Holmes’ internal controls over financial reporting for fiscal year 2005.

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

Joint lead plaintiffs were appointed on June 9, 2006. No class has been certified in the actions. The lead plaintiffs filed an amended consolidated complaint on August 25, 2006, against the Company, Jarden Consumer Solutions and certain officers of the Company, alleging, among other things, that the plaintiffs were injured by reason of certain allegedly false and misleading statements made by the Company relating to the expected benefits of the THG Acquisition. The Company, Jarden Consumer Solutions and the individual defendants filed a motion to dismiss the complaint on October 20, 2006.

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

Item 6. Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit	Description
3.1

Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on

Form 10-K, filed with the Commission on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Jarden Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 15, 2005, and incorporated herein by reference).

3.4	Bylaws of the Company (filed as Exhibit C to the Company’s Definitive Proxy Statement, filed with the Commission on November 26, 2001, and incorporated herein by reference).

*4.1	Eighth Supplemental Indenture to the April 2002 Indenture, dated as of August 16, 2006, among the Company, the Guarantors named therein and The Bank of New York, as Trustee.

*4.2	Ninth Supplemental Indenture to the April 2002 Indenture, dated as of September 22, 2006, among the Company, the Guarantors named therein and The Bank of New York, as Trustee.

*10.1	Amendment No. 5 to the Credit Agreement and Amendment No. 2 to Pledge and Security Agreement, dated August 23, 2006, by and among the Company and CIBC, as Administrative Agent.

*10.2	Consent, Agreement and Affirmation of Guaranty.

10.3	Receivables Contribution and Sale Agreement, dated as of August 24, 2006, by and among The Coleman Company Inc. and Sunbeam Products, Inc., as originators, and Jarden Receivables LLC, as buyer (filed as Exhibit10.1 to the Company’s Current Report on Form 8-K, filed with Commission on August 30, 2006, and incorporated herein by reference).

10.4	Loan Agreement, dated as of August 24, 2006, by and among Jarden Receivables LLC, as borrower, Jarden Corporation, as initial servicer, Three Pillars Funding LLC, as lender, and SunTrust Capital Markets, Inc., as administrator (filed as Exhibit10.2 to the Company’s Current Report on Form 8-K, filed with Commission on August 30, 2006, and incorporated herein by reference).

10.5	Lender Note, dated as of August 24, 2006, executed by Jarden Receivables LLC, as borrower, in favor of Three Pillars Funding LLC, as lender (filed as Exhibit10.3 to the Company’s Current Report on Form 8-K, filed with Commission on August 30, 2006, and incorporated herein by reference).

10.6	Performance Undertaking, dated as of August 24, 2006, executed by Jarden Corporation, as performance guarantor, in favor of Jarden Receivables LLC, as beneficiary (filed as Exhibit10.4 to the Company’s Current Report on Form 8-K, filed with Commission on August 30, 2006, and incorporated herein by reference).

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 27, 2006

JARDEN CORPORATION
(Registrant)

By:	/s/ Ian G.H. Ashken
Name:	Ian G.H. Ashken
Title:	Vice Chairman, Chief Financial Officer and Secretary
(Principal Financial Officer)

EXHIBIT INDEX

*4.1	Eighth Supplemental Indenture to the April 2002 Indenture, dated as of August 16, 2006, among the Company, the Guarantors named therein and The Bank of New York, as Trustee.

*4.2	Ninth Supplemental Indenture to the April 2002 Indenture, dated as of September 22, 2006, among the Company, the Guarantors named therein and The Bank of New York, as Trustee.

*10.1	Amendment No. 5 to the Credit Agreement and Amendment No. 2 to Pledge and Security Agreement, dated August 23, 2006, by and among the Company and CIBC, as Administrative Agent.

*10.2	Consent, Agreement and Affirmation of Guaranty.

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith