Form 10-K
period 2006-12-31
JARDEN CORP
filed 2007-02-20
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Jarden Corporation

Delaware	001-13665	35-1828377
State of Incorporation	Commission File Number	IRS Identification Number

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

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,965.6 million based upon the closing market price on such date as reported on the New York Stock Exchange.

All (i) executive officers and directors of the registrant and (ii) all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock who hold 10% or more of the registrant’s outstanding common stock, have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

There were 71,636,799 shares outstanding of the registrant’s common stock, par value $0.01 per share, as of February 13, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report will be set forth in and, incorporated herein by reference to the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which is anticipated to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days following the end of the Company’s fiscal year ended December 31, 2006.

JARDEN CORPORATION

PART I

Item 1.	Business

Overview

We are a leading provider of niche consumer products used in and around the home. Jarden operates in three primary business segments through a number of well recognized brands, including: Branded consumables: Ball®, Bee®, Bicycle®, Crawford®, Diamond®, Dicon®, First Alert®, Forster®, Hoyle®, Java Log®, Kerr®, Lehigh®, Leslie-Locke®, Loew-Cornell®, Pine Mountain® and Starterlogg®; Consumer solutions: Bionaire®, Crock-Pot®, FoodSaver®, Harmony®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam®, VillaWare® and White Mountain™; and Outdoor solutions: Campingaz® and Coleman®. Our growth strategy is based on introducing new products, as well as on expanding existing product categories which is supplemented through acquiring businesses with highly recognized brands, innovative products and multi-channel distribution.

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

We operate three primary business segments: Branded consumables, Consumer solutions and Outdoor solutions. Our Branded consumables segment markets and distributes household basics and necessities, most of which are consumable in nature, under brand names such as Ball®, Bee®, Bicycle®, Crawford®, Diamond®, First Alert®, Forster®, Kerr®, Lehigh®, Leslie-Locke®, Loew-Cornell® and Pine Mountain®. Our Consumer solutions segment markets and distributes innovative solutions for the household under brand names including Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Mr. Coffee®, Oster® and Sunbeam®. Our Outdoor solutions segment markets and distributes outdoor products under brand names including Campingaz® and Coleman®.

Branded consumables. We manufacture or source, market and distribute a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples including arts and crafts paint brushes, children’s card games, clothespins, collectible tins, firelogs and firestarters, home safety equipment, home canning jars, jar closures, kitchen matches, other craft items, plastic cutlery, playing cards and accessories, rope, cord and twine, storage and workshop accessories, toothpicks and other accessories. This segment markets our products under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, BRK®, Crawford®, Diamond®, Dicon®, First Alert®, Forster®, Hoyle®, KEM®, Kerr®, Lehigh®, Leslie-Locke®, Loew-Cornell® and Pine Mountain® brand names, among others.

Consumer solutions. We manufacture or source, market, distribute and license rights to an array of innovative consumer products that are designed to improve consumers’ lives by enhancing sleep, health, personal care, cooking and other daily necessities with leading products such as coffee makers, bedding, home vacuum packaging machines, heating pads, slow cookers, air cleaning products, fans and heaters and personal and animal grooming products, as well as related consumable products. We sell kitchen products under the well-known Crock-Pot®, FoodSaver®, Mr. Coffee®, Oster®, Rival®, Seal-a-Meal®, Sunbeam®, VillaWare® and White Mountain™ brand names. Personal care and grooming products are sold under the Health o meter®, Oster® and Sunbeam® brand names. Our portable air cleaning products are sold under the Bionaire® and Harmony® brand names, and our fans and heaters are sold under the Holmes® and Patton® brand names.

Outdoor solutions. We manufacture or source, market and distribute consumer leisure products worldwide under, and license rights to, the Campingaz® and Coleman® brand names for use outside the home or away from the home, such as products for camping, backpacking, tailgating, backyard grilling and other outdoor activities. Coleman has branded itself “The Outdoor Company™” and is committed to promoting the social, health and recreational benefits of “going outside” to consumers.

Process solutions. In addition to the three primary business segments described above, our Process solutions business segment consists primarily of our plastic consumables business, which manufactures, markets and distributes a wide variety of plastic products, including jar closures, contact lens packaging, plastic cutlery, refrigerator door liners, medical disposables and rigid packaging, and our zinc strip business, which is the largest producer of zinc strip and fabricated zinc products such as coinage blanks for the U.S. Mint, Royal Canadian Mint, and international markets.

Competitive Strengths

We believe that the following competitive strengths serve as a foundation for our business strategy:

Market Leadership Positions. In North America, we are a leader in several categories including camping gear, cordage, firelogs and firestarters, home canning, home vacuum packaging, matches and toothpicks, playing cards, boxed plastic cutlery, selected small kitchen appliances, warming blankets and a number of other branded consumer products. We believe that the specialized nature of our niche categories, and our leading market shares therein, provide us with competitive advantages in terms of demand from consumers and enhanced brand awareness. We believe our market leadership positions contribute to our ability to attract new customers and enter new distribution channels.

We believe our Ball® brand is synonymous with home canning. We are either the named category manager, sole supplier or one of a very limited number of vendors to the dominant retailers in both the firelogs and firestarters, and rope, cord and twine product lines. In the playing card industry, our Branded consumables segment is the leading provider of playing cards under the Bee®, Bicycle® and Hoyle® brands. We created the home vacuum packaging category at most of our retailers and continue to lead the category by providing innovation and marketing tools to promote the FoodSaver® brand and home vacuum packaging to consumers. As a leading provider of small kitchen appliances, we work directly with retailers, often as the category manager, to identify and support consumers’ needs. Our Mr. Coffee®, Crock-Pot®, Oster® and Sunbeam® brands hold leading positions in a number of small kitchen appliance categories including automatic drip coffee makers, blenders, slow cookers and hand mixers. Our Coleman® and Campingaz® brands are widely recognized domestically, in Europe and in the Pacific Rim, and we are a leader in a number of camping and outdoor equipment product categories, including tents, lanterns and stoves.

Strong Brand Name Recognition. We have built a portfolio of leading consumer brands, which assists us in gaining retail shelf space and introducing new products. The Ball® brand has been in continuous use for over 100 years and is well recognized within the home food preservation market while the Bicycle® playing card brand has been in continuous production since 1885. In the United States, we believe Kerr® is also a widely-recognized home canning brand while Bernardin® is the leading home canning brand in Canada. We believe Diamond® is the leading brand in plastic cutlery, kitchen matches and toothpicks for use in and around the home. We also believe our FoodSaver® brand is a household name in home vacuum packaging systems. The Coleman®, First Alert®, Mr. Coffee®, Oster®, Pine Mountain®, Rival®, Starterlogg®, and Sunbeam® brands are highly recognized brands in their respective market segments. Overall, we believe our strong brand recognition and consumer awareness, coupled with the quality of our products, help promote significant customer loyalty.

Comprehensive Product Offering. We provide retailers with a broad and diversified portfolio of consumer products across multiple categories, which adds diversity to our revenues and cash flows. Within these categories, we service the needs of a wide range of consumers and satisfy their different tastes, preferences and budgets. Through our Branded consumables segment, we offer a range of branded products to serve the value, mid-tier and premium price points. Additionally, Branded consumables offers kitchen matches, retail plastic cutlery and toothpicks of various counts, sizes and durability as well as leading playing card products in each pricing category and a broad portfolio of card and gaming accessories. Branded consumables also offers a diversified portfolio of consumer products, including cordage (e.g., ropes and twines), firelogs and firestarters, home storage, fire and carbon monoxide alarms and organization hardware, workshop accessories and security screen doors and fencing. We believe our Consumer solutions segment, through our Bionaire®, FoodSaver®, Mr. Coffee®, Holmes®, Oster®, Rival®, Seal-a-Meal®, Sunbeam® and VillaWare® brands, is well positioned in the kitchen and household appliance categories to take advantage of a “good, better, best” strategy in order to target consumers with various levels of price sensitivity and product sophistication. In addition, with products ranging from lanterns to coolers to outdoor fireplaces, Coleman® and Campingaz® are leading global camping and outdoor lifestyle brands with comprehensive product offerings in numerous categories. We believe our ability to serve retailers with a broad array of branded products and introduce new products will continue to allow us to further penetrate existing customer bases while also attracting new customers.

Recurring Revenue Stream. We derive recurring and, we believe, non-cyclical annual sales from many of our leading products due to their affordability and position as fundamental staples within many households. Our jar closures, firelogs and firestarters, kitchen matches, plastic cutlery, rope, cord and twine and toothpicks are consumable in nature and exemplify these traits. Moreover, we believe that as the installed base of FoodSaver® and Seal-a-Meal® appliances increases, our disposable storage bags and related accessories used with the appliances will constitute an increasing percentage of total food preservation revenues. Historically, the sales of consumable bags and accessories as a percentage of total net sales of FoodSaver® products has increased. Additional sources of recurring revenue include replacement blades for our grooming and sheering business, replacement propane and fuel tanks for our camping business and filters for humidifiers and air purifiers.

Expertise in Successfully Identifying and Executing Complementary Acquisitions. We believe we have disciplined expertise in identifying and acquiring businesses or brands that complement our existing product portfolio. We are opportunistic in identifying acquisition candidates that can provide category leading product offerings to be sold through our existing distribution channels or introduce new distribution channels for our existing products. This expertise has previously resulted in several important strategic acquisitions of complementary businesses, including Tilia, Diamond Brands, Lehigh, United States Playing Card Company, American Household, Inc. (“AHI”), and The Holmes Group, Inc. (“Holmes” or “THG”), which have helped build our portfolio of consumer products and brand names as well as strengthened our distribution channels. We believe that our acquisition expertise uniquely positions us to take advantage of future opportunities to acquire complementary businesses or brands.

During 2006, the Company completed four tuck-in acquisitions, three in the Branded consumables segment and one in the Consumer solutions segment. In the third quarter of 2006, one such acquisition the Company completed was the acquisition of the firelog and firestarter business of Conros Corporation, Conros International Ltd and Java Logg Global Corporation. The primary brand acquired with this business was Pine Mountain® and the business is being integrated into our Branded consumables segment. The other three businesses acquired were the Canadian and UK based Dicon® and American Sensor® smoke detector business, a small poker chip manufacturer and a high end professional hair scissor manufacturer.

Low Cost Manufacturing. We focus on executing manufacturing programs involving large volumes with superior efficiencies, low cost and high quality. We organize the production runs in many of our business segments’ product lines to minimize the number of manufacturing functions and the frequency of material handling. We also utilize, where practical, a flexible process which uses cellular manufacturing to allow a continuous flow of parts with minimal set up time. Our efficient and automated plastic cutlery manufacturing and firelog and firestarter operations enable us to produce, count and package plastic cutlery and produce and package firelogs and firestarters ready for retail distribution with minimal labor costs. In our manufacturing facility in China, we focus on manufacturing proprietary products and products where our expertise provides a lower production cost.

We also utilize an efficient outsourced manufacturing network of suppliers for certain of our products. Many of these relationships are long-term, affording us increased flexibility and stability in our operations. This diverse network allows us to maintain multiple sources of quality products while keeping price points competitive.

We continuously implement cost-saving initiatives that have rationalized certain operating and manufacturing facilities for products, as well as increased outsourcing of certain of our products where it is most cost effective.

Proprietary and Patented Technology. We believe that we have proprietary expertise in the design, development and manufacture of certain of our products supported by patented technology, affording us a competitive advantage and enabling us to maintain our market leading positions. We own patents on our FoodSaver® home vacuum packaging systems. We believe this patent protection and our well-developed manufacturing relationships have enabled us to become a market leader within the home vacuum packaging category. For our home canning products, we have developed a proprietary two-piece closure system incorporating a plastisol sealant that differentiates our jar lids from those of competitors. For our playing card manufacturing process, we have a proprietary method that is employed to manufacture card stock and coating, which gives our products the unique “snap,” “slip” and “shuffle” users demand for playing cards. We have a number of patents in the slow-cooker area which we believe distinguish us from our competitors.

Proven and Incentivized Management Team. Our management team has a proven track record of successful management with positive operating and shareholder results. Our executive corporate management team is led by Martin E. Franklin, our Chairman and Chief Executive Officer, Ian G.H. Ashken, our Vice Chairman and Chief Financial Officer, and James E. Lillie, our President and Chief Operating Officer. Our primary operating segments are led by executives with extensive experience in the branded consumer products markets.

Business Strategy

Our objective is to increase profitability, cash flow and revenue while enhancing our position as a leading manufacturer, marketer and distributor of branded consumer products used in and around the home and “home away from home.” Our strategy for achieving these objectives includes the following key elements:

Further Penetrate Existing Distribution Channels. We seek to further penetrate existing distribution channels to drive organic growth by leveraging our strong existing customer relationships and attracting new customers. We intend to further penetrate existing customers by continuing to:

•	provide quality products;

•	fulfill logistical requirements and volume demands efficiently and consistently;

•	provide comprehensive product support from design to after-market customer service;

•	cross-sell our brands across various business segments to our extensive combined customer bases; and

•	leverage strong established European, Latin American and Pacific Rim distribution channels.

Our recent acquisitions have led to cross-selling opportunities such as Coleman® branded patio logs (using Pine Mountain® firelog products) and Lehigh® rope and accessories under the Coleman® brand. We intend to attract new customers through our portfolio of leading brands, innovative products and superior customer service.

Introduce New Products. To drive organic growth from our existing businesses, we intend to continue to leverage our strong brand names, customer relationships and proven capacity for innovation to develop new products and product extensions in each of our major product categories. For example, during 2006, we successfully launched the Margaritaville® frozen concoction maker, the Sunbeam® rocket grill and the built-in pump Coleman® airbed. During 2007, Coleman® expects to introduce Transmit Series life vests with a unique built-in two way radio, premium coolers with Optimax technology, a new Exponent® Pack-Away® lantern that will be the highest, most compact and brightest LED light in the market. Other 2007 outdoor recreation innovations are expected to include a lighted tent with a hinged door, a new line of Roadtrip® grills, and coolers with built-in radios.

Further Expand Internationally. We derived approximately 25% and 24% of our consolidated sales in 2006 and 2005, respectively, from international markets. We intend to expand our international sales primarily by leveraging these distribution channel opportunities across product lines and by pursuing strategic cross-selling or co-branding in our foreign businesses with established complementary distribution channels. We believe our strong international distribution network will continue to assist us in placing more products into foreign channels and increase the rate at which our products assimilate themselves into homes in the European, Pacific Rim and Latin American markets.

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

Focus on Operating Margin Improvements. We intend to continue to focus on driving improvements in operating margins through operating efficiencies and the realization of synergies from our acquisitions. We continue to facilitate the integration of our businesses and the transfer of best practices throughout each of our operating units. We use our scale to improve supply chain, distribution and production costs as well as continuing to emphasize the increased utilization of our Asian manufacturing facilities.

Branded consumables

We manufacture or source, market and distribute a broad line of branded products that includes cordage, firelogs and firestarters, home canning, home safety, matches, toothpicks, playing cards and plastic cutlery marketed under the well-known Ball®, Bee®, Bernardin®, Bicycle®, Diamond®, First Alert®, Forster®, Hoyle®, KEM®, Kerr®, Lehigh®, Leslie-Locke®, Loew-Cornell® and Pine Mountain® brand names, among others. We distribute our branded consumable products through club, drug, grocery, hardware, mass merchant and specialty retail customers and deliver these products to thousands of “ship to” locations.

We sell a variety of Branded consumable products detailed below:

Principal Owned and Licensed Brands	Principal Products
Ball®, Bernardin® and Kerr®	Home canning jars in various sizes, consumable decorative and functional lids, home canning food mixes and home canning accessories

First Alert®	Home safety products

Aviator®, Bee®, Bicycle®, Hoyle® and KEM®	Playing cards, card accessories and collectible tins

Diamond®	Kitchen matches, plastic cutlery, toothpicks, clothespins, wood craft items, multi-purpose lighters, fire starters, book matches and straws

Lehigh® and Crawford®	Ropes in synthetic and natural fiber, clotheslines and related hardware, twines and rubber tie downs

Loew-Cornell®, Forster® and Woodsies®	Arts and crafts paintbrushes and other craft items

Pine Mountain®, Starterlogg® and Superlog®	Firelogs and firestarters

Storehorse®, Crawford® and Leslie-Locke®	Metal and plastic sawhorses, multi-purpose workbenches, garage storage and organization products, security screen doors and ornamental metal fencing and related products

During 2006, we completed three tuck-in acquisitions in the crafts, cordage and playing card-related industries.

Customers

We have long-standing relationships with a diverse group of retail, wholesale and institutional customers in North America. We sell through a wide variety of retail formats, including club stores, drugstores, grocery retailers, mass merchants, department stores, value retailers, home improvement stores and craft stores. Our principal Branded consumable customers include Ace, Costco, Home Depot, Kroger/Fred Meyer, Lowe’s, Michael’s, Wal-Mart and Sam’s Club, among others.

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

We have employed a two-tier marketing strategy for our line of home canning and plastic cutlery products. The Ball®, Kerr® and Diamond® brand names are marketed as premium and specialty products. For the more price-conscious consumer, we have positioned brands such as Golden Harvest® and Fire Chief® as our value-priced brands, which have allowed us to minimize the cannibalization of our family of products by lower-priced, discount store brands. Also, for our plastic cutlery and firelog and firestarter products we manufacture certain private label products.

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

We manufacture rope, cord and twine products for the home improvement industry utilizing U.S., Mexican and Asian-based manufacturing. We operate facilities in Aurora, Illinois, Macungie, Pennsylvania and Juarez and Merida, Mexico. Our Asian sourcing is comprised of several long-standing sourcing relationships. We have long-standing strategic alliances with several Asian contract manufacturers that have proven to be reliable sources.

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

We manufacture firelog and firestarter products at our five regional facilities throughout North America. The plants purchase wax, molasses and sawdust that we convert into various sizes of firelogs and firestarters.

Raw Materials and Sourcing of Product

Most of our glass canning jars and wood pulp for playing cards are supplied under multi-year supply agreements with primary vendors which assist us in achieving attractive pricing taking into consideration our volumes. Such glass and wood pulp materials are currently also available from other sources at competitive prices. The tin plate, nylon, metal, paper, wax and resin used in the manufacturing of our Branded consumables are supplied by multiple vendors and are currently available from a variety of sources at competitive prices. Our wood and sawdust is also supplied by multiple vendors and is readily available to our wood manufacturing plant and firelog and firestarter plants from local suppliers. Our plastic cutlery is sourced from our Process solutions segment.

Historically, the raw materials and components that are necessary for the manufacture of our products have been available in the quantities that we require.

Intellectual Property

We believe that none of our active trademarks or patents is essential to the successful operation of our business as a whole. However, one or more trademarks may be material in relation to individual products or product lines such as our rights to use the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, Crawford®, Diamond®, Dicon®, First Alert®, Forster®, Hoyle®, Kerr®, KEM®, Lehigh®, Leslie-Locke®, Loew-Cornell®, Pine Mountain®, Starterlogg® and Storehorse® brand names in connection with the sale of our Branded consumables.

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

We also have licensing agreements for brands such as Coca Cola®, Disney®, Nickelodeon®, World Poker Tour™ and NASCAR® to manufacture and distribute playing cards under those brand names.

Competition

Although we are a leading provider of firelogs and firestarters, home canning products, kitchen matches, retail plastic cutlery, toothpicks, playing cards, rope, cord and twines in the United States, we have direct competitors in most of our niche markets. In addition to direct competitors in the market for home canning, we compete with companies who specialize in other food preservation mediums such as freezing and dehydration. In the market for home safety products our main competitors are Kidde, Invensys and Universal Security Instruments Inc. For plastic cutlery our key competitors include Far East and domestic suppliers. Our competition in the market for rope, cord and twine includes Mibro and private label brands. In the market for playing cards our competition includes Angel, Cardinal Carta Mundi, Copag, Gaming Partners International, Gemaco, Mattel, Patch Products and a number of other manufacturers located in China. In the market of firelogs and firestarters, we compete with a number of competitors in the “home fireplace burning category” including other regional and national firelog and firestarter manufacturers, and cord wood suppliers. In the market for craft products, we have a number of competitors including Royal, Daler-Rowney, Col-Art and SBAR’s. Because of the significant investment in our North American manufacturing facilities, established Asian sourcing capabilities and efficient distribution platform, we believe we have become a low-cost supplier of rope, cord, and twines, and playing cards and accessories to our retail customer base, which we believe gives us a competitive advantage.

Seasonality

Sales of our home canning products generally reflect the pattern of the growing season, and retail sales of our plastic cutlery are concentrated in the summer months and holiday periods. Sales of our home improvement products are concentrated in the spring and summer months. Sales of our firelog and firestarter products are concentrated in the fall and winter months. Sales of all these products may be negatively impacted by unfavorable weather conditions and other market trends. Periods of drought, for example, may adversely affect the supply and price of fruit, vegetables and other foods available for home canning. Warm weather in the fall and winter may adversely affect our firelog and firestarter sales. Sales of playing cards and arts and crafts are generally not seasonally concentrated.

Consumer solutions

Our Consumer solutions segment is comprised of Jarden Consumer solutions (“JCS”). JCS is the business made up of Jarden’s original FoodSaver (Tilia) business (acquired in 2002), AHI’s Sunbeam Products, Inc.

business (acquired in 2005) and The Holmes Group, Inc. (acquired in 2005). All three businesses have been legally and operationally integrated into JCS. JCS manufactures, markets, and distributes a diverse line of household products, including kitchen appliances, personal care and wellness products for home use, primarily to consumers through department stores, specialty retailers, and mass merchants. JCS maintains a strong portfolio of globally recognized brands including Bionaire®, Crock-Pot®, FoodSaver®, Harmony®, Health o meter®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam® and White Mountain™.

On July 18, 2005, we completed our acquisition of Holmes. Holmes is a leading manufacturer and distributor of home environment and small kitchen electrics under brand names such as Bionaire®, Crock-Pot®, Harmony®, Holmes®, Patton®, Rival®, Seal-a-Meal®, Villaware® and White Mountain™.

We manufacture or source, market and distribute a diverse array of innovative kitchen and other household products primarily to consumers through department stores, specialty retailers, and mass merchants. We believe that the FoodSaver® vacuum packaging system is superior to more conventional means of food packaging, including freezer and storage bags and plastic containers, in preventing dehydration, rancidity, mold, freezer burn and hardening of food. The original FoodSaver® product was successfully launched through infomercials and has since expanded our distribution channels to be based primarily on retail customers. In addition to machines, we market and distribute an expanding line of proprietary bags and bag rolls for use with FoodSaver® machines which represent a recurring revenue source, along with accessories including canisters, jar sealers and wine stoppers. Under the VillaWare® brand name, we provide high-end kitchen products, such as panini grills, smoothie makers and waffle makers, primarily to the specialty gourmet market. Through our Health o meter®, Mr. Coffee®, Oster® and Sunbeam® brand names, our principal products include clippers and trimmers for professional use in the beauty and barber and animal segments; electric blankets and throws; household kitchen appliances, such as blenders, coffee makers, irons, mixers, toasters, and toaster ovens; personal care and wellness products consisting of household products, such as fans, humidifiers and air purifiers, for home use; products for the hospitality industry; and scales for consumer use. We believe we hold one of the leading positions in most of our principal markets.

We believe that our Consumer solutions’ sales are well diversified with respect to both geography and distribution channel. We sell a variety of branded household products detailed below

Principal Owned Brands	Principal Products
FoodSaver® and Seal-a-Meal®	Home vacuum packaging

Health at Home® and Health o meter®	Personal care and health monitoring products

Mr. Coffee®	Coffee makers

Rival®, Sunbeam® and Oster®	Small appliances and personal care products

Crock-Pot® and VillaWare®	Specialty kitchen products

Holmes®, Bionaire®, Patton®, Sunbeam®	Household appliances

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

In addition to brand development, we have an extensive licensing strategy to extend the reach of the brands across categories, geographies and strategic product extensions. We believe that utilizing licensing generates high value consumer impressions that are aligned with the strategic objectives of the brands and enhances emotional relevance of the product. Sunbeam® is among the leading licensed housewares brands in the consumer products industry.

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

Intellectual Property

The principal trademarks in our Consumer solutions segment consist of Bionaire®, Crock-Pot®, FoodSaver®, Harmony®, Holmes®, Health o meter®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam® and White Mountain™. Our other brands used include Blanket with a Brain®, Health at Home®, Hydrosurge®, Mixmaster®, and Osterizer®. We believe our principal trademarks have high levels of brand name recognition among retailers and consumers. In addition, we believe our brands have an established reputation for quality, reliability and value. We monitor and protect our brands against infringement, and we actively pursue the licensing of our trademarks to third parties for products that complement our product lines or businesses. We also hold numerous design and utility patents covering a wide variety of products, the loss of any one of which would likely not have a material adverse effect on our business taken as a whole.

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

In general, the more mature small household appliance category outside of home vacuum packaging, our key competitors in the United States and Canada include Applica Incorporated, Cuisinart®, Kitchen Aid®, NACCO and Salton®. In heated bedding products, our primary competitor is Biddeford. In scales, vaporizers and humidifiers, the key competitors include Homedics® /Metro-Taylor, Honeywell/Kaz and private label brands. Our key competitors for clippers, trimmers and accessories for professional users include Andis® and Wahl. The primary competitor to our hospitality business is Hamilton Beach/Proctor-Silex®.

Seasonality

Sales of our Consumer solutions’ products generally are strongest in the fourth quarter preceding the holiday season and may be negatively impacted by unfavorable retail conditions and other market trends as well as mild weather.

Outdoor solutions

Our Outdoor solutions segment is comprised of The Coleman Company, Inc., which we refer to as Coleman, a leading, worldwide manufacturer and marketer of outdoor recreation products, offering an array of products that includes camping equipment such as tents, lanterns, foldable furniture, sleeping bags, camping stoves, propane fuel, air mattresses, coolers, gas and charcoal grills, and backyard furniture primarily under the Coleman® and Campingaz® brand names. Coleman composes our Outdoor solutions segment.

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

Customers

We distribute our products globally through mass merchandisers, specialty retail, including sporting goods and outdoor recreation stores, club stores, wholesalers and our owned network of Coleman Outlet Stores. We maintain strong relationships with a number of our key customers in various distribution channels. Our larger customers include Wal-Mart, Target, Kmart, The Sports Authority, Dick’s Sporting Goods, and Canadian Tire.

Sales and Marketing

The sales force is deployed by geographic region: United States, Canada, the Pacific Rim and Europe. We are positioning Coleman as the “Outdoor CompanyTM,” an outdoor lifestyle brand, by creating products to service the outdoor enthusiasts’ broad spectrum of needs. We are involved in ongoing new packaging design effort to create a unique look for products and are utilizing new and enhanced in-store merchandising that communicates the Coleman difference to the consumer. In addition, we continue to invest in brand research and market research. We also regularly utilize various promotions and public relations campaigns.

In addition to brand development, we have an extensive licensing strategy to enhance brand exposure and brand equity through appropriate product extensions, while generating incremental revenue and recognition. We believe we have an objective and targeted image of high quality and excellent value. Coleman has over 18 years of experience as a licensor and approximately 35 licensees of the Coleman ® brand.

Distribution and Fulfillment

We have warehouse and distribution facilities in the United States, Canada, Europe and Japan. We also use third party warehouses and logistical services. We distribute our products to customers around the world utilizing both direct shipping from our sourced Asian manufacturers and distributing from our internal and third party warehouse facilities.

Manufacturing

We manufacture our products at three facilities in the United States, two facilities in Europe and through third-party sourcing, primarily in Asia. We have recently closed a production facility in Lyon, France and transitioned product manufacturing to third-party sources in Asia. In order to ensure the quality and consistency of our products manufactured by third-party manufacturers in Asia, we have an Asian sourcing facility including product development, project management and quality support in China.

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

Competition

The markets in which our Outdoor solutions business operates are generally highly competitive, based primarily on product quality, product innovation, price and customer service and support, although the degree and nature of such competition vary by location and product line. Our largest competitors include Igloo Corporation, Intex Corporation, VF Corporation, Johnson Outdoors, Kellwood Company and Rubbermaid. In addition to branded products, we regularly compete against the private label brands of retailers. In order to protect our business and margins, we are continuing corporate restructuring at Coleman®, transitions in sourcing and new product development designed to allow us to compete effectively and maintain our strong position in the market.

Seasonality

Sales of our Outdoor solutions’ products are generally seasonal, with the strongest sales in the first and second quarters of the calendar year. Sales of these products may be negatively impacted by unfavorable weather conditions and other market trends.

Process solutions

In addition to the three primary business segments described above, we manufacture, market and distribute a wide variety of plastic products including closures, contact lens packaging, plastic cutlery, refrigerator door liners, medical disposables and rigid packaging. Many of these products are consumable in nature or represent components of consumer products. We also are the largest North American producer of niche products fabricated from solid zinc strip and are the sole source supplier of copper plated zinc penny blanks to both the United States Mint and the Royal Canadian Mint, as well as a supplier of nickel, brass and bronze plated finishes on steel and zinc for coinage to other international markets. In addition, we manufacture a line of industrial zinc products marketed globally for use in the plumbing, automotive, electrical component and architectural markets.

We sell our plastic products primarily to major original equipment manufacturer companies in the healthcare and consumer products industries. Our leading customers include CIBA Vision, Johnson & Johnson, Microsoft and Whirlpool. We also supply plastic products and parts to both our Branded consumables (plastic cutlery and closures) and Consumer solutions (plastic containers) segments. We sell our zinc products to the United States Mint, the Royal Canadian Mint and other international markets, and in the plumbing, automotive, electrical component and architectural markets.

Government Contracts

We enter into contracts with the United States Government, which contain termination provisions customary for government contracts. The United States Government retains the right to terminate such contracts at its convenience. However, if the contract is terminated, we are entitled to be reimbursed for allowable costs and profits to the date of termination relating to authorized work performed to such date. The United States Government contracts are also subject to reduction or modification in the event of changes in government requirements or budgetary constraints. Since entering into a contract with us in 1981, the United States Government has not terminated the penny blank supply arrangement. In 2006, we entered into a multi-year supply contract with the Royal Canadian Mint for defined volumes on a “take or pay” basis.

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

Employees

We employ approximately 20,000 people in the United States, Latin America, the Pacific Rim (including China), Canada and Europe. Our Chinese operations employ approximately 9,217 people on both a full time and temporary basis. Approximately 343 union workers are covered by four collective bargaining agreements at four of our U.S. facilities. These agreements expire at our jar closure facility (Muncie, Indiana) in October 2009, at our kitchen match and toothpick manufacturing facility (Cloquet, Minnesota) in February 2008, at our metals facility (Greeneville, Tennessee) in October 2007 and at our fire extinguisher plant (Aurora, Illinois) in May 2007. Additionally, approximately 128 employees at our Legutiano, Spain manufacturing facility, 127 employees at our Lyon, France facility, 206 employees at our Barquisemeto, Venezuela facility and 482 employees at our Acuna, Mexico facility are unionized.

We have not experienced a work stoppage during the past five years except for brief stoppages in 2004 in Lyon, France in connection with our restructurings at that location. Management believes that our relationships with our employees and collective bargaining unions are satisfactory.

Research and Development

Research and development costs are expensed as incurred in connection with our internal programs for the development of products and processes.

Recent Developments

As discussed in Note 9, Debt, on January 29, 2007, the Company launched a cash tender offer (the “Tender Offer”) for its $180 million aggregate principal amount 9 3/4% Senior Subordinated Notes due 2012. As of the consent date of February 9, 2007, the Company purchased approximately $167 million, or approximately 93% of the aggregate principal amount outstanding of its 9 3/4% Senior Subordinated Notes due 2012. In connection with such purchase, the Company also paid a tender premium of approximately $9.5 million for such notes.

On February 13, 2007, the Company completed its registered public offering for $550 million aggregate principal amount of 7 1/2% Senior Subordinated Notes due 2017. On February 14, 2007, the Company completed an add-on offering of $100 million principal amount of 7 1/2% Senior Subordinated Notes due 2017. The net proceeds of approximately $636 million from the new senior subordinated notes offerings will be used to fund the Tender Offer, pay down a portion of the outstanding term loan balance under its senior credit facilities and for general corporate purposes, including the funding of capital expenditures and potential acquisitions. The Company also amended certain aspects of its Senior Credit Facility, effective February 13, 2007, to allow for the paydown of the 9 3/4% Senior Subordinated Notes due 2012 in its entirety, appoint a new administrative agent; reduce the applicable margin on Term Loan B1 from 1% to .75% per annum for base rate loans and from 2% to 1.75% for Eurodollar loans; add the ability of the Company to enter into one or more incremental term loans and to increase our revolving loan commitments in an aggregate principal amount not to exceed $750 million, of which an aggregate $150 million can be utilized to increase our revolving loan commitments; and modify certain of its restrictive and financial covenants, among other things. The Tender Offer, new senior subordinated notes offerings and the amendment to the Senior Credit Facility are collectively referred to herein as the “Financing Transactions.”

Website Access Disclosure

Our internet web site address is http://www.jarden.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the proxy statement for our annual meeting of stockholders, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our website, by the end of the business day after filing.

Our website also includes the following corporate governance materials, at the tab “Governance”: our Business Conduct and Ethics Policy; our Board Governance and Conduct Policy; our Management and Board of Directors; our Committee Composition; our Insider Transactions; and the charters of our Board committees. These corporate governance materials are also available in print upon request by any stockholder to our Investor Relations department at our corporate headquarters.

Information on our website does not constitute part of this filing on Form 10-K.

In addition to the information included in this Item 1, see Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 8, Note 1 (Significant Accounting Policies) and Note 17 (Segment Information) for financial and other information concerning our business segments and geographic areas.

Our executive corporate headquarters is located at 555 Theodore Fremd Avenue, Rye, NY 10580, and our telephone number is (914) 967-9400.

Item 1A.	Risk Factors

The ownership of our common stock involves a number of risks and uncertainties. Potential investors should carefully consider the risks and uncertainties described below and the other information in this Form 10-K and Annual Report before deciding whether to invest in our securities. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The risks described below are not the only ones facing us. Additional risks that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition or results of operations.

Risks Relating to Our Business

Our sales are highly dependent on purchases from several large customers and any significant decline in these purchases or pressure from these customers to reduce prices could have a negative effect on our future financial performance.

Due to consolidation in the U.S. retail industry, our customer base has become relatively concentrated. In 2006, one customer accounted for approximately 22% of our consolidated net sales.

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

We depend on a continuous flow of new orders from our large, high-volume retail customers; however, we may be unable to continually meet the needs of our customers. Furthermore, on-time delivery and satisfactory customer service are becoming increasingly important to our customers. Retailers are increasing their demands on suppliers to:

•	reduce lead times for product delivery, which may require us to increase inventories and could impact the timing of reported sales;

•	improve customer service, such as with direct import programs, whereby product is supplied directly to retailers from third party suppliers; and

•	adopt new technologies related to inventory management such as Radio Frequency Identification, otherwise known as RFID, technology, which may have substantial implementation costs.

We cannot provide any assurance that we can continue to successfully meet the needs of our customers. A substantial decrease in sales to any of our major customers could have a material adverse effect on our business, results of operations and financial condition.

Seasonality and weather conditions may cause our operating results to vary from quarter to quarter.

Sales of certain of our products are seasonal. Sales of our Outdoor solutions products increase during warm weather months and decrease during winter. Additionally, sales of our home canning products generally reflect the pattern of the growing season, sales of our home improvement products are concentrated in the spring and summer months, sales of our firelogs and firestarters are concentrated in the fall and winter months and sales of our Consumer solutions products generally are strongest in the fourth quarter preceding the holiday season.

Weather conditions may also negatively impact sales. For instance, we may not sell as many of certain outdoor recreation products (such as lanterns, tents and sleeping bags) as anticipated if there are fewer natural disasters such as hurricanes and ice storms; mild winter weather may negatively impact sales of electric blankets, heaters, firelogs and firestarters, some health products and smoke or carbon monoxide alarms; and the late arrival of summer weather may negatively impact sales of outdoor camping equipment and grills. Additionally, sales of our home canning products and our home improvement products may be negatively impacted by unfavorable weather conditions and other market trends. Periods of drought, for example, could adversely affect the supply and price of fruit, vegetables and other foods available for home canning, and inclement weather may reduce the amount of time spent on home improvement projects. These factors could have a material adverse effect on our business, results of operations and financial condition.

Our operations are dependent upon third-party suppliers whose failure to perform adequately could disrupt our business operations.

We currently source a significant portion of parts and products from third parties. Our ability to select and retain reliable vendors who provide timely deliveries of quality parts and products will impact our success in meeting customer demand for timely delivery of quality products. We typically do not enter into long-term contracts with our primary vendors and suppliers. Instead, most parts and products are supplied on a “purchase order” basis. As a result, we may be subject to unexpected changes in pricing or supply of products. Any inability of our suppliers to timely deliver quality parts and products or any unanticipated change in supply, quality or pricing of products could be disruptive and costly to us.

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

Labor in China has historically been readily available at relatively low cost as compared to labor costs in North America. China has experienced rapid social, political and economic change in recent years. We cannot assure you that labor will continue to be available to us in China at costs consistent with historical levels or that changes in labor or other laws will not be enacted which would have a material adverse effect on our operations in China. A substantial increase in labor costs in China could have a material adverse effect on our business, results of operations and financial condition. Although China currently enjoys “most favored nation” trading status with the United States, the U.S. government has in the past proposed to revoke such status and to impose higher tariffs on products imported from China. We cannot assure you that our business will not be affected by the aforementioned risks, each of which could have a material adverse effect on our business, results of operations and financial condition.

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

Some of the products we manufacture require particular types of glass, paper, plastic, metal, wax, wood or other materials. Supply shortages for a particular type of material can delay production or cause increases in the cost of manufacturing our products. This could have a material adverse effect on our business, results of operations and financial condition. In particular, we rely on wax for certain products in our Branded consumables segment and resin for many of the products in our Consumer solutions and Outdoor solutions business segments and the plastics solutions part of our Process solutions business segment. Wax and resin prices have risen in response to, among other things, higher oil prices. If wax prices, resin prices or other material prices rise further in the future we can expect the cost of goods for our businesses to increase. Given that only some of this increase relates to contracts where we have pass-through pricing, the effect of the remainder of the increase could have a material adverse effect on our margins. We also rely on glass for certain of the products in our Branded consumables business segment. Glass prices have risen in response to higher natural gas prices. If glass prices rise further in the future, we can expect the cost of goods to increase, which could have a material adverse effect on our business, results of operations and financial condition.

With the growing trend towards consolidation among suppliers of many of our raw materials, especially resin, glass and steel, we are increasingly dependent upon key suppliers whose bargaining strength is growing. In addition, many of those suppliers have been reducing production capacity of those raw materials in the North American market. We may be negatively affected by changes in availability and price of raw materials resulting from this consolidation and reduced capacity, which could negatively impact our results of operations.

We are subject to several production-related risks which could jeopardize our ability to realize anticipated sales and profits.

In order to realize sales and operating profits at anticipated levels, we must manufacture or source and deliver in a timely manner products of high quality. Among others, the following factors can have a negative effect on our ability to do these things:

•	labor difficulties;

•	scheduling and transportation difficulties;

•	management dislocation;

•	substandard product quality, which can result in higher warranty, product liability and product recall costs;

•	delays in development of quality new products;

•	changes in laws and regulations, including changes in tax rates, accounting standards, and environmental and occupational laws;

•	health and safety laws; and

•	changes in the availability and costs of labor.

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

In our Branded consumables segment, we have direct competitors in most of our niche markets. In addition, in the market for home canning, we compete with companies who specialize in other food preservation mediums, such as freezing and dehydration. The market for plastic cutlery is extremely price sensitive and our competitors include Far East and domestic suppliers. Our competition in the market for rope, cord and twine includes Mibro and private label brands. Our key competitors in the home safety business include Kidde, Invensys and Universal Security Instruments Inc. In the market for playing cards, our competition includes Angel, Cardinal Carta Mundi, Copag, Gaming Partners International, Gemaco, Patch Products and a number of other manufacturers located in China.

In our Consumer solutions segment, our FoodSaver® and Seal-a-Meal® appliances and bags compete with marketers of “conventional” food storage solutions, such as non-vacuum plastic bags and containers. In addition, our competitors include other manufacturers of home sealing appliances that heat- or vacuum-seal bags. As household penetration of home vacuum packaging systems has increased, more competitors have entered the market. As such, the market has become more price-and feature-sensitive. There are also several companies that manufacture industrial and commercial vacuum packaging products. In more mature small household appliance categories outside of home vacuum packaging, including blenders, toasters and irons, among others, our key competitors in the United States and Canada include Applica Incorporated, Cuisinart®, Kitchen Aid®, NACCO and Salton, Inc. In heated bedding products, our primary competitor is Microlife (Biddeford). In scales, our key competitors include Homedics®/Metro-Taylor and private label brands. Our key competitors for clippers, trimmers and accessories for professional users include Andis®, Wahl and Conair®. Our primary competitor to our hospitality business is Proctor-Silex®. In portable air cleaning products, our primary competitors are DeLonghi, Honeywell/Kaz, Hunter, Ionic Breeze® and Ionic Pro LLC. In vaporizers and humidifiers, our key competitors are Honeywell/Kaz, Hunter and Lasko. Our key competitors in portable heaters are Honeywell/Kaz, Lakewood, Lasko and Soleus. Our primary competitors in fans are Honeywell/Kaz, Hunter, King of Fans and Lasko.

In the Outdoor solutions segment, our largest competitors include Igloo Corporation, Intex Corporation, VF Corporation, Johnson Outdoors, Kellwood Company and Rubbermaid.

We also face competition from the manufacturing operations of some of our current and potential customers with private label brands.

Some of our competitors are more established in their industries and have substantially greater revenue or resources than we do. Our competitors may take actions to match new product introductions and other initiatives. Since many of our competitors source their products from third parties, our ability to obtain a cost advantage through sourcing is reduced. Certain of our competitors may be willing to reduce prices and accept lower profit margins to compete with us. Further, retailers often demand that suppliers reduce their prices on existing products. Competition could cause price reductions, reduced profits or losses or loss of market share, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

We are subject to risks related to acquisitions, and our failure to successfully integrate acquired businesses could have a material adverse effect on our business and results of operations.

We have achieved growth through the acquisition of companies, including the acquisitions of AHI and Holmes, and tuck-in acquisitions. There can be no assurance that we will be able to integrate successfully these businesses or future acquisitions into our existing business without substantial costs, delays or other operational or financial difficulties. There is also no assurance that we will be able to successfully leverage synergies among our businesses to increase sales and obtain cost savings. Additionally, the failure of these businesses to achieve expected results, diversion of our management’s attention and failure to retain key personnel at these businesses could have a material adverse effect on our business, results of operations and financial condition.

We anticipate that any future acquisitions we pursue as part of our business strategy may be financed through a combination of cash on hand, operating cash flow, availability under our senior credit facility and new capital market offerings. If new debt is added to current debt levels, or if we incur other liabilities, including contingent liabilities, in connection with an acquisition, the debt or liabilities could impose additional constraints and requirements on our business and financial performance, which could materially adversely affect our financial condition and operations.

Our results could be adversely affected if the cost of compliance with environmental, health and safety laws and regulations becomes too burdensome.

Our operations are subject to federal, state and local environmental and health and safety laws and regulations including those that impose workplace standards and regulate the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of materials and substances including solid and hazardous wastes. We believe that we are in material compliance with such laws and regulations and that the cost of maintaining compliance will not have a material adverse effect on our business, results of operations or financial condition. However, due to the nature of our operations and the frequently changing nature of environmental compliance standards and technology, we cannot assure you that future material capital expenditures will not be required in order to comply with applicable environmental laws and regulations.

In January 2003, the European Union (“EU”) issued two directives relating to chemical substances in electronic products. The Waste Electrical and Electronic Equipment Directive requires producers of electrical goods to pay for specified collection, recycling, treatment and disposal of past and future covered products. EU governments were required to enact and implement legislation that complies with this directive by August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”), and certain producers are to be financially responsible under the WEEE Legislation beginning in August 2005. The EU has issued another directive that requires electrical and electronic equipment placed on the EU market after July 1, 2006 to be free of lead, mercury, cadmium, hexavalent chromium (above a threshold limit) and brominated flame retardants. EU governments were required to enact and implement legislation that complies with this directive by August 13, 2004 (such legislation, together with this directive, the “RoHS Legislation”). If we do not comply with these directives, we may suffer a loss of revenue, be unable to sell in certain markets and/or countries, be subject to penalties and enforced fees and/or suffer a competitive disadvantage. Similar legislation could be enacted in other jurisdictions, including in the United States. Costs to comply with the WEEE Legislation, RoHS Legislation and/or similar future legislation, if applicable, could include costs associated with modifying our products, recycling and other waste processing costs, legal and regulatory costs and insurance costs. We may also be required to take reserves for costs associated with compliance with these regulations. We cannot assure you that the costs to comply with these new laws, or with current and future environmental and worker health and safety laws, will not have a material adverse effect on our business, results of operations and financial condition.

We may incur significant costs in order to comply with environmental remediation obligations.

In addition to operational standards, environmental laws also impose obligations on various entities to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination. Accordingly, we may be liable, either contractually or by operation of law, for remediation costs even if the contaminated property is not presently owned or operated by us, is a landfill or other location where we have disposed wastes, or if the contamination was caused by third parties during or prior to our ownership or operation of the property. Given the nature of the past industrial operations conducted by us and others at these properties, there can be no assurance that all potential instances of soil or groundwater contamination have been identified, even for those properties where an environmental site assessment has been conducted. We do not believe that any of our existing remediation obligations, including at third-party sites where we have been named a potentially responsible party, will have a material adverse effect upon our business, results of operations or financial condition. However, future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to additional remediation liabilities that may be material. See “Environmental Matters” under note 11 (Commitments and Contingencies) of the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for a discussion of these and other environmental-related matters.

Our business, results of operations and financial condition could be materially adversely affected by the loss of our executive officers and the inability to attract and retain appropriately qualified replacements or the diversion of our Chief Executive Officer’s time and energy to permitted outside interests, including with respect to his obligations to a special purpose acquisition company.

We are highly dependent on the continuing efforts of our executive officers, particularly Martin E. Franklin, our Chairman and Chief Executive Officer, Ian G.H. Ashken, our Vice Chairman and Chief Financial Officer, and James E. Lillie, our President and Chief Operating Officer. We believe these officers’ experience in the branded consumer products industry and our business, and with strategic acquisitions of complementary businesses within our primary business segments, has been important to our historical growth and is important to our future growth strategy. We currently have employment agreements with all of these executive officers. However, we cannot assure you that we will be able to retain any of these executive officers. Our business, results of operations and financial condition could be materially adversely affected by the loss of any of these executive officers and the inability to attract and retain appropriately qualified replacements. We do not maintain “key man” insurance on any of our executive officers.

Messrs. Franklin and Ashken have other interests and engage in other activities beyond their positions at Jarden (something they are permitted to do under the terms of their employment agreements with us provided such other activities do not interfere with their duties as an executive of Jarden or directly compete with us). In particular, Mr. Franklin is chairman of the board of directors of Freedom Acquisition Holdings Inc. (“Freedom”), a special purpose acquisition company formed to acquire one or more operating businesses within 18-24 months of becoming a public company. Marlin Equities II, LLC, an investment vehicle majority owned by its managing member, Mr. Franklin, and Mr. Ashken, the other principal member, is one of the principal stockholders of Freedom. Freedom’s registration statement on Form S-1 previously filed with the Commission in late 2006 was declared effective by the Commission on December 21, 2006. Freedom consummated its initial public offering on December 26, 2006, but has not announced any specific merger, acquisition, or other strategic transaction under consideration. Freedom’s operations will be dependent upon a relatively small group of key officers and directors, including Mr. Franklin, at least until Freedom has consummated a business combination. Because Mr. Franklin will have an obligation to assist Freedom in actively sourcing and acquiring target businesses, he will be required to spend time and energy (such time and energy may be potentially significant) that he might otherwise devote to Jarden on behalf of another enterprise, which could have an adverse impact on our business.

Mr. Franklin has committed to our Board of Directors that Freedom will be seeking transactions outside of those that fit within Jarden’s publicly announced acquisition criteria and that Freedom will not interfere with Mr. Franklin’s or Mr. Ashken’s obligations to Jarden. Mr. Franklin also committed to the Board that in order to avoid the potential for a conflict, prior to Freedom’s pursuing any acquisition transaction that Jarden might consider, Mr. Franklin would first confirm with an independent committee of our Board of Directors that Jarden was not interested in pursuing the potential acquisition opportunity. If the independent committee concludes that Jarden was interested in that opportunity, Freedom would not continue with that transaction. However, we cannot assure you that Freedom will not choose to pursue transactions that Jarden would have considered. If Freedom pursues transactions that Jarden would have considered, this could negatively impact Jarden’s growth from future acquisitions.

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

Based on our current level of operations, we believe our cash flow from operations, together with available cash and available borrowings under our senior credit facility will be adequate to meet future liquidity needs for at least the next twelve months. However, we cannot assure you that our business will generate sufficient cash flow from operations in the future, that our currently anticipated growth in revenues and cash flow will be realized on schedule or that future borrowings will be available to us under our senior credit facility in an amount sufficient to enable us to service indebtedness, including the debt securities, grow our business or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before maturity. We cannot assure you that we will be able to do so on commercially reasonable terms or at all.

Changes in foreign, cultural, political and financial market conditions could impair our international operations and financial performance.

Some of our operations are conducted or products are sold in countries where economic growth has slowed, such as Japan; or where economies have suffered economic, social and/or political instability or hyperinflation or where the ability to repatriate funds has been delayed or impaired in recent years, such as Mexico and Venezuela. The economies of other foreign countries important to our operations, including other countries in Europe, Latin America and Asia, could also suffer slower economic growth or economic, social and/or political instability in the future. International operations, including manufacturing and sourcing operations (and the international operations of our customers), are subject to inherent risks which could adversely affect us, including, among other things:

•	new restrictions on access to markets;

•	lack of developed infrastructure;

•	inflation;

•	fluctuations in the value of currencies;

•	changes in and the burdens and costs of compliance with a variety of foreign laws and regulations, including tax laws, accounting standards, environmental laws and occupational health and safety laws;

•	political and economic instability;

•	increases in duties and taxation;

•	restrictions on transfer of funds;

•	restrictions on foreign ownership of property and/or expropriation of foreign-owned assets; and

•	other adverse changes in policies, including monetary, tax and/or lending policies, encouraging foreign investment or foreign trade by our host countries.

Should any of these risks occur, our ability to export our products or repatriate profits could be impaired and we could experience a loss of sales and profitability from our international operations.

Currency fluctuations may significantly increase our expenses and affect our results of operations, especially where the currency is subject to intense political and other environmental pressure, such as in the case of the Venezuelan Bolivar and the Chinese Renminbi.

While we transact business predominantly in U.S. dollars and most of our revenues are collected in U.S. dollars, a substantial portion of our costs, such as payroll, rent and indirect operational costs, are denominated in other currencies, such as the European Euro, British Pound, Mexican Peso, Canadian Dollar, Venezuelan Bolivar, Japanese Yen and Chinese Renminbi. Changes in the relation of these and other currencies to the U.S. dollar will affect our sales and profitability and could result in exchange losses. For example, a devaluation of the Venezuelan Bolivar would impact our results of operations because the earnings of our Venezuelan operations would be reduced when translated into U.S. dollars. A stronger Mexican Peso would mean our products assembled or produced in Mexico would be more expensive to import into the United States or other countries, thereby reducing profitability of those products. Likewise, if the government of China allowed the Chinese Renminbi to rise substantially versus the U.S. dollar, the cost of our products produced in China would rise. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. There can be no assurance that the U.S. dollar foreign exchange rates will be stable in the future or that fluctuations in financial markets will not have a material adverse effect on our business, results of operations and financial condition.

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

In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a “just-in-time” basis. This requires us to shorten our lead time for production in certain cases and more closely anticipate demand, which could in the future require us to carry additional inventories.

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

Our business involves the potential for product recalls, product liability and other claims against us, which could affect our earnings and financial condition.

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

In addition, we face potential exposure to unusual or significant litigation arising out of alleged defects in our products or otherwise. We spend substantial resources ensuring compliance with governmental and other applicable standards. However, compliance with these standards does not necessarily prevent individual or class action lawsuits, which can entail significant cost and risk. We do not maintain insurance against many types of claims involving alleged defects in our products that do not involve personal injury or property damage. As a result, these types of claims could have a material adverse effect on our business, results of operations and financial condition.

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

See note 11 (Commitments and Contingencies) of the notes to our consolidated financial statements contained in this Annual Report on Form 10-K for a discussion of these and other regulatory and litigation-related matters.

If we fail to adequately protect our intellectual property rights, competitors may manufacture and market products similar to ours, which could adversely affect our market share and results of operations.

Our success with our proprietary products depends, in part, on our ability to protect our current and future technologies and products and to defend our intellectual property rights. If we fail to adequately protect our intellectual property rights, competitors may manufacture and market products similar to ours. Our principal intellectual property rights include our trademarks. In our Branded consumables segment, these include the Ball®, Bee®, Bernardin®, Bicycle®, BRK®, Crawford®, Diamond®, First Alert®, Forster®, Hoyle®, Kerr®, KEM®, Lehigh®, Leslie-Locke®, Loew-Cornell®, Pine Mountain® and Storehorse® brand names. In the Consumer solutions segment, the principal trademarks consist of Bionaire®, Crock Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal® and Sunbeam®. Our other brands used include Health at Home®, Mixmaster®, Osterizer®, Hydrosurge® and Blanket with a Brain®. The principal trademarks in Outdoor solutions are Coleman® and Campingaz®. Other trademarks in that segment include Coleman Exponent® and Roadtrip™.

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

Approximately 343 union workers are covered by four collective bargaining agreements at four of our U.S. facilities. These agreements expire at our jar closure facility (Muncie, Indiana) in October 2009, at our kitchen match and toothpick manufacturing facility (Cloquet, Minnesota) in February 2008, at our metals facility (Greeneville, Tennessee) in October 2007, and at our fire extinguisher plant (Aurora, Illinois) in May 2007. Additionally, approximately 128 employees at our Legutiano, Spain manufacturing facility, 127 employees at our Lyon, France facility, 206 employees at our Barquisemeto, Venezuela facility and 482 employees at our Acuna, Mexico facility are unionized.

We have not experienced a work stoppage during the past five years except for brief work stoppages in 2004 in Lyon, France in connection with our restructurings at that location. However, we cannot assure you that there will not be a work stoppage in the future. Any such work stoppage could have a material adverse effect on our business, financial condition and results of operations.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission (the “Commission”) regulations and New York Stock Exchange market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Furthermore, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

Our indebtedness imposes constraints and requirements on our business and financial performance and our compliance and performance in relationship to these could materially adversely affect our financial condition and operations.

Our significant indebtedness and other liabilities could:

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

The terms of our senior credit facility and the indenture governing the notes allow us to issue and incur additional debt upon satisfaction of certain conditions. We anticipate that any future acquisitions we pursue as part of our business strategy or potential stock repurchase programs may be financed through a combination of cash on hand, operating cash flow, availability under our existing credit facilities and new capital market offerings. If new debt is added to current debt levels, the related risks described above would increase.

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

In addition, our senior credit facility requires us to meet certain financial ratios. Any failure to comply with the restrictions of our senior credit facility and the indenture related to our notes or any other subsequent financing agreements may result in an event of default. An event of default may allow the creditors, if the agreements so provide, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. In addition, the lenders may be able to terminate any commitments they had made to supply us with further funds. Furthermore, substantially all of our domestic assets (including equity interests) are pledged to secure our indebtedness under our senior credit facility. If we default on the financial covenants in our senior credit facility, our lenders could foreclose on their security interest in such assets, which would have a material adverse effect on our business, results of operations and financial condition.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

Our properties are well maintained, considered adequate and being utilized for their intended purposes. Information regarding the approximate size of principal manufacturing, warehousing and office facilities is provided below:

Location	Type of Use	Business Segment	Approximate Square Feet	Owned/Leased
Norwood, Ohio	Manufacturing/Warehousing/Offices	Branded consumables	650,000	Owned
Birmingham, Alabama	Manufacturing/Warehousing	Branded consumables	544,500	Owned
Muncie, Indiana	Manufacturing/Warehousing/Offices	Branded consumables	457,000	Owned/Leased
Kitchener, Ontario, Canada	Manufacturing/Warehousing	Branded consumables	333,000	Leased
Independence, Missouri	Warehousing	Branded consumables	285,000	Leased
Macungie, Pennsylvania	Manufacturing/Warehousing/Offices	Branded consumables	270,000	Leased
Madison, Georgia	Manufacturing/Warehousing/Offices	Branded consumables	252,000	Leased
Neosho, Missouri	Warehousing	Consumer solutions	1,818,000	Owned
Waynesboro, Mississippi	Manufacturing/Warehousing	Consumer solutions	929,000	Leased
Fontana, California	Warehousing	Consumer solutions	828,000	Leased
Dongguan City, Peoples Republic of China	Living quarters/Manufacturing/Warehousing/Offices	Consumer solutions	714,000	Owned/Leased
Brampton, Ontario	Warehousing	Consumer solutions	284,000	Leased
Boca Raton, Florida	Offices	Consumer solutions	123,000	Leased
Wichita, Kansas	Manufacturing/Warehousing/Offices	Outdoor solutions	1,805,000	Owned/Leased
New Braunfels, Texas	Manufacturing/Warehousing/Offices	Outdoor solutions	345,000	Owned
St. Genis Laval, France	Manufacturing/Warehousing/Offices	Outdoor solutions	335,000	Owned
Greeneville, Tennessee	Manufacturing/Warehousing/Offices	Process solutions	347,000	Owned
Rye, New York	Executive offices	—	8,000	Leased

Item 3.	Legal Proceedings

We are involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. In addition, we or various of our subsidiaries have been identified by the United States Environmental Protection Agency or a state environmental agency as a Potentially Responsible Party pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law at various sites. Based on currently available information, we do not believe that the disposition of any of the legal or environmental disputes our Company is currently involved in will have a material adverse effect upon the financial condition, results of operations, cash flows or competitive position of our Company. It is possible, that as additional information becomes available, the impact on our Company of an adverse determination could have a different effect.

Securities and Related Litigation

In January and February 2006, purported class action lawsuits were filed in the Federal District Court for the Southern District of New York against our Company and certain Company officers alleging violations of the federal securities laws. The actions purport to be filed on behalf of purchasers of our common stock during the period from June 29, 2005 (the date we announced the signing of the agreement to acquire Holmes) through January 12, 2006.

The complaints, which are substantially similar to one another, allege, among other things, that the plaintiffs were injured by reason of certain allegedly false and misleading statements made by us relating to the expected benefits of the THG Acquisition. Joint lead plaintiffs were appointed on June 9, 2006. No class has been certified in the actions.

The lead plaintiffs filed an amended consolidated complaint on August 25, 2006, against us, Consumer solutions and certain officers of our Company, containing substantially the same allegations as in the initial complaints. Our Company, Consumer solutions and the individual defendants filed a motion to dismiss the complaint on October 20, 2006. That motion has been fully briefed. Oral arguments on the motion to dismiss were held on February 2, 2007, but the Court has not yet issued a decision.

In February 2006, a derivative complaint was filed against certain Company officers and the Board of Directors of our Company in the United States District Court for the Southern District of New York. Our Company is named as a nominal defendant. The complaint alleges, among other things, that the individual defendants violated their fiduciary duties by failing to disclose material information and/or by misleading the investing public about our business and financial condition relating to the THG Acquisition. The complaint seeks damages and other monetary relief against the individual defendants. Our Company and the individual defendants filed a motion to dismiss the complaint on June 15, 2006. That motion has been fully briefed, but the Court has not yet issued a decision.

These actions are in the early stages of litigation and an outcome cannot be predicted. Management does not believe that the outcome of this litigation will have a material adverse effect on the financial position, results of operations or cash flows of our Company. We intend to defend ourselves vigorously in these actions.

Item 4.	Submission of Matters to Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant

Pursuant to General Instruction G(3), the information regarding our executive officers called for by Item 401(b) of Regulation S-K is hereby included in Part I of this Annual Report on Form 10-K.

The executive officers of our Company as of January 31, 2007 are as follows:

Martin E. Franklin, age 42, is Chairman and Chief Executive Officer of our Company. Mr. Franklin was appointed to our Board of Directors on June 25, 2001 and became Chairman and Chief Executive Officer effective September 24, 2001. Mr. Franklin is also a principal and executive officer of a number of private investment entities. Mr. Franklin was the Chairman of the Board of Directors of Bollé Inc. from February 1997 until February 2000. Mr. Franklin has previously held positions as Chairman and Chief Executive Officer of Lumen Technologies, Inc. from May 1996 to December 1998, and Benson Eyecare Corporation from October 1992 to May 1996. Mr. Franklin also serves as a director of Kenneth Cole Productions, Inc. and the Chairman of Freedom Acquisition Holdings, Inc.

Ian G.H. Ashken, age 46, is Vice Chairman, Chief Financial Officer and Secretary of our Company. Mr. Ashken was appointed to the Board of Directors on June 25, 2001 and became Vice Chairman, Chief Financial Officer and Secretary effective September 24, 2001. Mr. Ashken is also a principal and executive officer of a number of private investment entities. Mr. Ashken was the Vice Chairman of the Board of Directors of Bollé, Inc. from December 1998 until February 2000. From February 1997 until his appointment as Vice Chairman, Mr. Ashken was the Chief Financial Officer and a director of Bollé. Mr. Ashken previously held positions as Chief Financial Officer and a director of Lumen Technologies, Inc from May 1996 to December 1998 and Benson Eyecare Corporation from October 1992 to May 1996.

James E. Lillie, age 45, is President and Chief Operating Officer of our Company. Mr. Lillie joined our Company in August 2003. From 2000 to 2003, Mr. Lillie served as Executive Vice President of Operations at Moore Corporation, Limited., a diversified commercial printing and business communications company. From 1999 to 2000, Mr. Lillie served as Executive Vice President of Operations at Walter Industries, Inc., a Kohlberg, Kravitz, Roberts & Company (KKR) portfolio company. From 1990 to 1999, Mr. Lillie held a succession of managerial human resources, manufacturing, finance and operations positions culminating with the position of Executive Vice President, Operations at World Color, Inc., another KKR portfolio company.

Desiree DeStefano, age 39, is Executive Vice President of Finance and Treasurer of our Company. She joined our Company as Chief Transition Officer and Vice President in 2001. From 2000 to 2001, Ms. DeStefano served as Chief Financial Officer of Sports Capital Partners, a private equity investment fund. Ms. DeStefano served as Vice President of Bollé, Inc. from 1998 to 2000. Also from 1996 to 1998, Ms. DeStefano was Vice President of Lumen Technologies, Inc. Prior to that, Ms. DeStefano held similar positions at Benson Eyecare Corporation and was an audit senior at Price Waterhouse LLP.

J. David Tolbert, age 46, is Senior Vice President, Human Resources and Corporate Risk of our Company. Mr. Tolbert has served in various management and executive roles in the areas of human resources, administration and corporate risk for the Company since 1993. From 1987 to 1993, Mr. Tolbert served in various human resource and operating positions at Ball Corporation.

Richard T. Sansone, age 40, is Senior Vice President, Chief Accounting Officer. Prior to joining our Company, he most recently served as Senior Vice President, Controller and Chief Accounting Officer of RR Donnelley and Sons (formerly Moore Wallace), from April 2001 to December 2005. From 1992 to 2001, Mr. Sansone was with PricewaterhouseCoopers, LLP where he was an Audit Senior Manager.

Our executive officers serve at the discretion of our Board of Directors.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market for Registrant’s Common Equity

Jarden Corporation’s (“Jarden”) common stock is traded on the New York Stock Exchange under the symbol “JAH.” As of February 13, 2007, there were approximately 3,363 registered holders of record of the Company’s common stock, par value $0.01 per share. On February 16, 2007, the last recorded sales price of the Company’s common stock was $38.67. Jarden currently does not and does not intend to pay cash dividends on its common stock in the foreseeable future, and each of Jarden’s senior credit facilities and the indenture governing its senior subordinated notes contain certain restrictions that limit Jarden’s ability to pay dividends. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Cash generated from operations will be used for general corporate purposes, including acquisitions and supporting organic growth.

The table below sets forth the intraday high and low sales prices of the Company’s common stock as reported on the New York Stock Exchange for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
High	$33.50	$36.25	$34.94	$39.27
Low	$23.68	$27.58	$28.01	$32.21

2005
High	$32.37	$37.57	$41.78	$42.25
Low	$28.24	$28.43	$35.30	$29.73

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

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The graph below compares total Stockholder return on the Company’s common stock from December 31, 2001 through December 31, 2006 with the cumulative total return of (a) the Standard and Poor’s 500 Stock Index and (b) the S&P Midcap 400 Index assuming a $100 investment made on December 31, 2001. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graphs below are based on historical data and are not indicative of, or intended to forecast, possible future performance of our common stock.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

AMONG JARDEN CORPORATION, S&P 500 INDEX, AND S&P MIDCAP 400 INDEX

Equity Compensation Plan Information

Information regarding Jarden’s equity compensation plans, including both stockholder approved plans and plans not approved by stockholders is incorporated by reference in Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

Recent Purchase of our Registered Equity Securities

We did not purchase any shares of our common stock during the Company’s fourth quarter of 2006.

Item 6.	Selected Financial Data

The following tables set forth the Company’s selected financial data as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002. The selected financial data set forth below has been derived from our audited consolidated financial statements and related notes thereto where applicable for the respective fiscal years. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as our consolidated financial statements and notes thereto. These historical results are not necessarily indicative of the results to be expected in the future. The results of Diamond Brands, Lehigh, USPC, American Household and Holmes are included from their dates of acquisition of February 1, 2003, September 2, 2003, June 28, 2004, January 24, 2005 and July 18, 2005, respectively. Certain reclassifications have been made in the Company’s financial statements of prior years to conform to the current year presentation. These reclassifications had no impact on previously reported net income.

	For the Years Ended December 31,
	2006(a)(g)	2005(b)(c)(g)	2004(c)(d)	2003(c)(e)	2002(c)(f)
STATEMENTS OF INCOME DATA (in millions, except per share data):
Net sales	$3,846.3	$3,189.1	$838.6	$587.7	367.1
Operating earnings	300.6	186.0	96.0	71.5	65.1
Interest expense, net	112.6	84.2	27.6	19.2	12.6
Loss on early extinguishment of debt	—	6.1	—	—	—
Income tax provision	82.0	35.0	26.0	20.5	16.2
Net income	106.0	60.7	42.4	31.8	36.3
Paid in-kind dividends on Series B & C preferred stock	—	(9.7)	—	—	—
Charge from beneficial conversion of Series B and Series C preferred stock	—	(38.9)	—	—	—

Income available to common stockholders	$106.0	$12.1	$42.4	$31.8	36.3

Basic earnings per share	$1.62	$0.23	$1.03	$0.93	1.16
Diluted earnings per share	$1.59	$0.22	$0.99	$0.90	1.12

	As of and for the Years Ended December 31,
	2006	2005(a)(b)	2004(b)(c)	2003(b)(d)	2002(b)(e)
OTHER FINANCIAL DATA (in millions):
EBITDA(h)	$367.0	$243.6	$115.2	$86.5	$75.1
Cash flows from operations(i)	236.0	240.9	70.2	73.8	70.0
Depreciation and amortization	66.4	57.6	19.2	15.0	10.0
Capital expenditures	68.8	58.5	10.8	12.8	9.3

BALANCE SHEET DATA:
Cash and cash equivalents	$202.6	$237.1	$20.7	$125.4	$56.8
Working capital(j)	839.6	749.9	181.4	242.0	101.6
Total assets	3,882.6	3,524.6	1,042.4	759.7	366.8
Total debt	1,441.0	1,541.4	487.4	387.4	216.9
Total stockholders’ equity	1,257.4	1,003.8	334.0	249.9	76.8

(a)	For 2006, the Company’s operating earnings and earnings before interest, taxes and depreciation and amortization (“EBITDA”) (see item (h) below) of $300.6 million and $367.0 million, respectively, were reduced by the following amounts: purchase accounting adjustments for $10.4 million of the elimination of manufacturer’s profit in inventory, $23.0 million of stock-based compensation costs related to stock options and restricted shares of the Company’s common stock, and $36.8 million of reorganization and acquisition-related integration cost (see item (g) below).

(b)	For 2005, the Company’s operating earnings and EBITDA of $186 million and $243.6 million, respectively, were reduced by the following amounts: purchase accounting adjustments for $22.4 million of the elimination of manufacturer’s profit in inventory, $2.5 million of write offs of inventory related to reorganization and acquisition-related integration initiatives, $62.4 million of stock-based compensation costs related to stock options and restricted shares of Company common stock to employees and the early adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payment,” and $29.1 million of reorganization and acquisition-related integration costs (see item (g) below).

(c)	The results of AHI are included from January 24, 2005; Holmes from July 18 2005; USPC from June 28, 2004; Lehigh from September 2, 2003; Diamond Brands from February 1, 2003; and Tilia from April 1, 2002; which are the respective dates of acquisition.

(d)	2004 includes stock-based compensation costs of $32.2 million related to restricted shares. As a result, the Company’s operating earnings and EBITDA (see item (h) below) of $96 million and $115.2 million, respectively, were each reduced by such amount.

(e)	2003 includes stock-based compensation costs of $21.8 million related to restricted shares of the Company’s common stock to employees. As a result, the Company’s operating earnings and EBITDA (see item (h) below) of $71.5 million and $86.5 million, respectively, were each reduced by such amount.

(f)	2002 includes a net release of a $4.4 million tax valuation allowance. As a result, the Company’s net income of $36.3 million included the benefit of this release.

(g)	Reorganization and acquisition-related integration costs were comprised of costs such as costs to evaluate strategic options, discharge of deferred compensation obligations, separation costs for former officers, corporate restructuring costs, costs to exit facilities and leases, reduction of long-term performance based compensation, litigation charges and items related to our divested thermoforming operations.

(h)	EBITDA, a non-GAAP financial measure, is presented in this Annual Report on Form 10-K because the Company’s credit facility and senior subordinated notes contain financial and other covenants which are based on or refer to the Company’s EBITDA. In this regard, GAAP refers to generally accepted accounting principles in the United States. Additionally, EBITDA is a basis upon which our management assesses financial performance and the Company believes it is frequently used by securities analysts, investors and other interested parties in measuring the operating performance and creditworthiness of companies with comparable market capitalization to the Company, many of which present EBITDA when reporting their results. Furthermore, EBITDA is one of the factors used to determine the total amount of bonuses available to be awarded to executive officers and other employees. EBITDA is widely used by the Company to evaluate potential acquisition candidates. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Because of these limitations, EBITDA should not be considered a primary measure of the Company’s performance and should be reviewed in conjunction with, and not as substitute for, financial measurements prepared in accordance with GAAP that are presented in this Annual Report on Form 10-K. A reconciliation of the calculation of EBITDA, is presented below:

Reconciliation of non-GAAP Measure:

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
(in millions)
Net income	$106.0	$60.7	$42.4	$31.8	$36.3
Income tax provision	82.0	35.0	26.0	20.5	16.2
Interest expense, net	112.6	84.2	27.6	19.2	12.6
Loss on early extinguishment of debt	—	6.1	—	—	—
Depreciation and amortization	66.4	57.6	19.2	15.0	10.0

EBITDA	$367.0	$243.6	$115.2	$86.5	$75.1

(i)	For the year ended December 31, 2002, cash flows from operations included $38.6 million of income tax refunds resulting primarily from the 2001 loss on divestiture of assets.

(j)	Working capital is defined as current assets (including cash and cash equivalents) less current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Overview” section is a brief summary of the significant items addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). Investors should read the relevant sections of this MD&A for a complete discussion of the items summarized below. The entire MD&A should be read in conjunction with Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data appearing elsewhere in this Annual Report on Form 10-K.

Overview

Jarden Corporation is a leading provider of primarily niche consumer products used in and around the home. Jarden currently operates in three primary business segments: Branded consumables, Consumer solutions, and Outdoor solutions. During the first quarter of 2006, management changed the Company’s reportable segments to reflect the new structure of the organization and the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. As a result, the First Alert business was moved from the Consumer solutions segment to the Branded consumables segment. During 2006, the Company changed the manner in which it measures segment operating performance to be “segment earnings”. All prior periods have been reclassified to conform to current reporting structure and performance measures.

We manufacture or source, market and distribute a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples including arts and crafts paint brushes, children’s card games, clothespins, collectible tins, firelogs and firestarters, home safety equipment, home canning jars, jar closures, kitchen matches, other craft items, plastic cutlery, playing cards and accessories, rope, cord and twine, storage and workshop accessories, toothpicks and other accessories. This segment markets our products under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, BRK®, Crawford®, Diamond®, Dicon®, First Alert®, Forster®, Hoyle®, KEM®, Kerr®, Lehigh®, Leslie-Locke®, Loew-Cornell® and Pine Mountain® brand names, among others.

We manufacture or source, market, distribute and license rights to an array of innovative consumer products that are designed to improve consumers’ lives by enhancing sleep, health, personal care, cooking and other daily necessities with leading products such as coffee makers, bedding, home vacuum packaging machines, heating pads, slow cookers, air cleaning products, fans and heaters and personal and animal grooming products, as well as related consumable products. We sell kitchen products under the well-known Crock-Pot®, FoodSaver®, Mr. Coffee®, Oster®, Rival®, Seal-a-Meal®, Sunbeam®, VillaWare® and White Mountain™ brand names. Personal care and grooming products are sold under the Health o meter®, Oster® and Sunbeam® brand names. Our portable air cleaning products are sold under the Bionaire® and Harmony® brand names, and our fans and heaters are sold under the Holmes® and Patton® brand names.

In the Outdoor solutions segment, the Company manufactures or sources, markets and distributes outdoor leisure products worldwide under the Campingaz® and Coleman® brand names for use outside the home or away from the home, such as products for camping, backpacking, tailgating, backyard grilling and other outdoor activities.

The Process solutions segment (formerly referred to as the “Other” segment) primarily consists of a plastic consumables business which manufactures, markets and distributes a wide variety of consumer and medical plastic products for original equipment manufacturer customers and its primary business segments, and its zinc strip business, which is the largest producer of zinc strip and fabricated products in North America, including plated blanks for circulation coinage.

Acquisitions

During 2006, 2005, and 2004, the Company completed a number of acquisitions that by nature are complimentary to the Company’s core businesses and from an accounting standpoint were not significant individually or in the aggregate. Hereafter, these acquisitions are referred to as “tuck-in” acquisitions.

2006 Activity

During 2006, the Company completed four tuck-in acquisitions, three in the Branded consumables segment and one in the Consumer solutions segment.

2005 Activity

On July 18, 2005, the Company completed its acquisition of Holmes, a privately held company, for approximately $420 million in cash and 6.15 million shares of its common stock. Holmes is a leading manufacturer and distributor of home environment and small kitchen electrics under brand names such as Bionaire®, Crock-Pot®, Harmony®, Holmes®, Patton®, Rival®, Seal-a-Meal® and White Mountain™. Effective on the acquisition date, the Holmes business was integrated within its existing Consumer solutions segment. Financing for the THG Acquisition is discussed in “Financial Condition, Liquidity and Capital Resources” below.

On January 24, 2005, the Company completed its acquisition of AHI, a privately held company, for approximately $745.6 million for the equity and the repayment of approximately $100 million of indebtedness. Of the equity portion of the purchase price, the Company held back $40 million from the sellers to cover potential indemnification claims against the sellers of AHI. Effective on the acquisition date, the legacy Sunbeam Products business was integrated within its existing Consumer solutions segment and the Coleman business formed a new segment named Outdoor solutions. Financing for the AHI Acquisition is discussed in “Financial Condition, Liquidity and Capital Resources” below.

2004 Activity

On June 28, 2004 the Company acquired approximately 75.4% of the issued and outstanding stock of USPC and subsequently acquired the remaining 24.6% pursuant to a put/call agreement (“Put/Call Agreement”) on October 4, 2004. USPC is a manufacturer and distributor of playing cards and related games and accessories. The aggregate purchase price was approximately $238 million, including transaction expenses and deferred consideration amounts.

The USPC Acquisition includes an earn-out provision. The Company has concluded that the maximum potential contingent consideration of $10 million was earned by the Sellers and accordingly has accrued such amounts as of December 31, 2006. The Company intends to pay this contingent consideration in cash and to capitalize such payment.

During the first quarter of 2004, the Company completed the tuck-in acquisition of Loew-Cornell, a leading marketer and distributor of paintbrushes and other arts and crafts products. The Loew-Cornell Acquisition includes an earn-out provision with a payment in cash based on earnings performance targets. As of December 31, 2006, a portion of the contingent earn-out was not determinable beyond a reasonable doubt. However, the Company has accrued $3.5 million, representing the portion of the contingent consideration which is determinable and due to seller.

As discussed further hereafter, the results of operations for 2006 versus 2005 include the results of Holmes and AHI from their respective acquisition dates. The differences in operating results in 2006 versus 2005 are primarily due to these acquisitions (the “Acquisitions”).

	Years Ended December 31,
	2006	2005	2004
	(in millions)
Net sales	$3,846.3	$3,189.1	$838.6
Cost of sales	2,904.0	2,402.3	563.2
Selling, general and administrative expenses	604.9	571.7	179.4
Reorganization and acquisition-related integration costs	36.8	29.1	—

Operating earnings	300.6	186.0	96.0
Interest expense, net	112.6	84.2	27.6
Loss on early extinguishment of debt	—	6.1	—

Income before taxes	188.0	95.7	68.4
Income tax provision	82.0	35.0	26.0

Net income	106.0	60.7	42.4
Paid-in-kind dividends on Series B and C preferred stock	—	(9.7)	—
Charges from beneficial conversions of Series B and C preferred stock	—	(38.9)	—

Income available to common stockholders	$106.0	$12.1	$42.4

Results of Operations—Comparing 2006 to 2005

	Net Sales
	Years ended December 31,
	2006	2005
	(in millions)
Branded consumables	$812.0	$685.0
Consumer solutions	1,892.2	1,518.3
Outdoor solutions	901.0	820.7
Process solutions	309.4	233.6
Corporate / Unallocated	—	—
Intercompany eliminations(1)	(68.3)	(68.5)

	$3,846.3	$3,189.1

(1)	Intersegment sales are recorded at cost plus an agreed upon intercompany profit on intersegment sales.

Net sales for the year ended December 31, 2006 increased approximately $657 million, or 21% to $3.85 billion versus the same period in the prior year. The increase was primarily due to the acquisitions and volume increases across all segments. The increase in Consumer solutions was primarily due to the acquisition of THG ($246 million) and new product introductions. Outdoor solutions volume increases were primarily due to new product introductions and favorable point of sale promotional activity. Branded consumables volume increases were primarily due to acquisitions and increased demand in plastic cutlery and other serviceware, smoke and carbon monoxide alarms, and arts and crafts. Net sales increased in the Process solutions segment primarily due to increased commodity pricing, including zinc and nickel, ($14.6 million), as well as new customers and new products at both the zinc and plastic operations.

Cost of sales increased approximately $502 million to approximately $2.9 billion for the year ended December 31, 2006 versus the same period in the prior year, primarily due to the increase in sales volume due to the acquisitions. Cost of sales as a percentage of net sales remained flat in 2006 versus 2005. In 2006, the provision for product warranty increased by $32.1 million versus 2005. Additionally, in 2006, raw material pricing for zinc, copper, nickel and resin was unfavorable versus 2005 ($20.4 million). The Company continues to expect commodities and related pricing to remain volatile in 2007. The Company will attempt to mitigate such risks by passing through price changes to many of its customers. Included in 2006, was $10.4 million of charges related to the elimination of manufacturer’s profit in inventory due to the acquisitions (Branded consumables segment), versus $22.4 million in 2005 (Consumer solutions segment).

Selling, general and administrative expenses increased $33.2 million to approximately $605 million for the year ended December 31, 2006 versus the same period in the prior year. The increase was primarily due to the acquisitions and increased expenses to support higher sales volume. Selling, general and administrative expenses as a percentage of net sales declined to16% in 2006 from 18% in 2005, primarily due to lower stock-based compensation expense in 2006 ($23 million in 2006 versus $62.4 million in 2005). The amounts in 2005 primarily relate to achieving certain market conditions related to certain equity awards ($38.9 million) and the adoption of SFAS No. 123, “Shared-Based Payment (Revised 2004),” (“SFAS 123r”) ($23.5 million). Additionally, the Company recognized the benefits achieved from reorganization and cost reduction activities initiated in 2006 and 2005, primarily in the Consumer solutions and Outdoor solutions segments. The Company believes it will continue to recognize additional benefits from these activities in 2007.

Reorganization and acquisition-related integration costs, net, increased by $7.7 million to $36.8 million for the year ended December 31, 2006 versus the same period in the prior year. These charges primarily relate to integration-related activities in the Consumer solutions segment ($26.6 million) as the Company rationalizes both its manufacturing and administrative platforms principally as a result of the THG Acquisition. The Company believes that additional reorganization charges will continue in 2007, however, these charges are expected to decline in 2007 versus 2006.

Net interest expense increased by approximately $28 million to approximately $113 million for the year ended December 31, 2006 versus the same period in the prior year. This increase was principally due to higher levels of outstanding debt in 2006 compared to the same period in 2005, resulting from the additional debt financing required to fund the acquisitions. In addition, its weighted average interest rate increased from 6.4% for the year ended December 31, 2005 to 7.3% for the same period in 2006.

The Company’s effective tax rate for the year ended December 31, 2006 and 2005 was approximately 43.6% and 36.5%, respectively. The increase in the tax provision results principally from a $13.6 million tax charge recorded in association with the internal legal reorganization of the domestic Consumer solutions businesses, offset by lower tax rates assessed on a greater percentage of foreign earnings.

Net earnings available to common stockholders for the year ended December 31, 2006 increased $93.9 million to $106 million versus the same period in the prior year. The increase in net earnings was primarily due to charges recorded in 2005 related to the conversion of the Company’s Series B and C preferred stock ($48.6 million), the adjustment for the fair value of inventory related to the AHI Acquisition and THG Acquisition ($14.2 million) and the loss on early extinguishment of debt ($3.9 million). Improved operating results for the period were also attributable to increased volumes related to the acquisitions and benefits achieved from prior year integration initiatives and lower stock-based compensation expense, partially offset by increased reorganization costs.

For the year ended December 31, 2006 earnings per share were $1.59 per diluted share versus $0.22 per diluted share for 2005. In addition to the items above, the earnings per share was favorably impacted as a result of the two million shares of the Company’s common stock repurchased in March 2006 through a privately negotiated transaction for $50 million, partially offset by the sale of four million shares in November 2006.

Results of Operations—Comparing 2005 to 2004

	Net Sales
	Years ended December 31,
	2005	2004
	(in millions)
Branded consumables	$685.0	$473.1
Consumer solutions	1,518.3	222.2
Outdoor solutions	820.7	—
Process solutions	233.6	195.6
Corporate / Unallocated	—	—
Intercompany eliminations(1)	(68.5)	(52.3)

	$3,189.1	$838.6

(1)	Intersegment sales are recorded at cost plus an agreed upon intercompany profit on intersegment sales.

The Company reported net sales of $3.2 billion for the year ended December 31, 2005, a 280% increase from net sales of $839 million in the same period for 2004. Branded consumables increased $212 million, principally due to the USPC Acquisition ($60.3 million). Consumer solutions increase was primarily due to the AHI Acquisition and THG Acquisition ($1.5 billion), partially offset by a $45 million decrease in sales of FoodSaver®. Process solutions increased $38 million, principally due to higher sales of plastic cutlery and Ball® freezer jars and higher third party sales of low denomination coinage.

Gross margin percentages on a consolidated basis decreased to 24.7% in the year ended December 31, 2005 compared to 32.8% in the year ended December 31, 2004. The gross margin decline was primarily due to adjustments for manufacturer’s profit in acquired inventory and write-offs of inventory related to reorganization and acquisition-related integration initiatives ($24.9 million) and the acquisitions of AHI and Holmes product lines, which have lower gross margins than the product lines included in the same period in the prior year.

Selling, general and administrative expenses increased to $572 million in the year ended December 31, 2005 from $179 million in the year ended December 31, 2004. On a percentage of net sales basis, selling, general and administrative expenses decreased to 18% in 2005 from 21% to 2004. The increase in dollar terms was principally the result of the acquisitions completed during 2005 and 2004. The decrease in percentage terms was principally due to the inclusion of the acquired businesses which allow the leveraging of these expenses over a larger revenue base and cost saving initiatives.

Included in selling, general and administrative expenses for the years ended December 31, 2005 and 2004 are non-cash compensation costs primarily related to stock options and restricted stock awards of approximately $62.4 million and $32.2 million, respectively, resulting from the lapsing of restrictions over restricted stock awards and the early adoption of the provisions of SFAS No. 123r.

Reorganization and acquisition-related integration costs of $29.1 million were incurred in the year ended December 31, 2005, primarily consisting of severance and other employee related benefit costs as well as charges relating to the transitioning of operations between facilities and offices, plant closures and write-offs of the carrying value of certain equipment and software applications.

Net interest expense increased to $84.2 million in the year ended December 31, 2005 compared to $27.6 million in the year ended December 31, 2004. This increase was principally due to higher levels of outstanding debt maintained during 2005 compared to the same period in 2004, resulting from the additional debt financing required to fund the acquisitions of Holmes and AHI. In addition, its weighted average interest rate increased from approximately 5.5% in 2004 to just over 6.4% in 2005.

The Company’s effective tax rate for the year ended December 31, 2005 was 36.5% compared to an effective tax rate of 38% in the year ended December 31, 2004. The principal reason for this decline was lower tax rates assessed on foreign earnings, which represent a larger proportion of the Company’s earnings in 2005 as compared to 2004.

In connection with the AHI Acquisition, the Company issued $350 million of equity securities, comprised of approximately $21.4 million of its common stock, approximately $128.6 million of its Series B Convertible Participating Preferred Stock (“Series B Preferred Stock”) and approximately $200.0 million of its Series C Mandatory Convertible Participating Preferred Stock (“Series C Preferred Stock”) to certain private equity investors (see “Financial Condition, Liquidity and Capital Resources”). As a result, its net income of $60.7 million for the year ended December 31, 2005 was reduced by paid-in-kind dividends on the Series B Preferred Stock and Series C Preferred Stock in the aggregate amount of approximately $9.7 million, and further reduced by a $38.9 million beneficial conversion charge on the Series B Preferred Stock and Series C Preferred Stock. Therefore, its earnings available to common stockholders was $12.1 million for the year ended December 31, 2005 and its diluted earnings per share was $0.22, compared to diluted earnings per share of $0.99 for the same period last year. The Series B Preferred Stock and accrued paid-in-kind dividends were converted into common stock in the third quarter of 2005. The Series C Preferred Stock and accrued paid-in-kind dividends were converted into Series B Preferred Stock and common stock during the second quarter of 2005.

Financial Condition, Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company believes that its cash and cash equivalents, cash generated from operations and the availability under the senior credit facility as of December 31, 2006, provide sufficient liquidity to support working capital requirements, planned capital expenditures, completion of current and future reorganization and acquisition-related integration programs, and servicing debt obligations.

Net cash provided by operating activities was $236 million for the year-ended December 31, 2006, compared to net cash provided by operating activities of $241 million for the same period last year. This includes $38.8 million and $19.3 million of cash paid for reorganization and acquisition-related integration costs in 2006 and 2005, respectively. Excluding cash restructuring, the overall improvement is primarily due to improved operating results and benefits realized from the reorganization and acquisition-related integration initiatives.

Net cash provided by financing activities for the year-ended December 31, 2006 was $4.4 million compared to net cash provided of approximately $1.3 billion for the same period in 2005. The decrease was principally driven by the repurchase of two million shares of the Company’s common stock in March 2006 through a privately negotiated transaction for $50 million, as well as the issuance of debt to fund the AHI and THG acquisitions during 2005. The Company has never paid cash dividends on its common shares and currently does not plan to do so for the foreseeable future.

Net cash used in investing activities for the year-ended December 31, 2006 was $278 million versus $1.3 billion for the same period in 2005. For the year ended December 31, 2006, capital expenditures were $68.8 million versus $58.5 million for the same period in 2005. The Company has historically maintained capital expenditures at less than 2% of net sales. For 2006 this percentage was 1.8%. The Company believes capital expenditures for 2007 may slightly exceed 2% of net sales and then return below this threshold in 2008. Cash used for the acquisition of businesses for the year ended December 31, 2006 was $210 million versus $1.3 billion for the same period in 2005.

CAPITAL RESOURCES

On January 29, 2007, the Company launched a cash tender offer (the “Tender Offer”) for its $180 million aggregate principal amount 9 3/4% Senior Subordinated Notes due 2012. As of the consent date of February 9, 2007, the Company purchased approximately $167 million, or approximately 93% of the aggregate principal amount outstanding of its 9 3/4% Senior Subordinated Notes due 2012. In connection with such purchase, the Company also paid a tender premium of approximately $9.5 million for such notes.

On February 13, 2007, the Company completed its registered public offering for $550 million aggregate principal amount of 7 1/2% Senior Subordinated Notes due 2017. On February 14, 2007, the Company completed an add-on offering of $100 million principal amount of 7 1/2% Senior Subordinated Notes due 2017. The net proceeds of approximately $636 million from the new senior subordinated notes offerings will be used to fund the Tender Offer, pay down a portion of the outstanding term loan balance under its senior credit facilities and for general corporate purposes, including the funding of capital expenditures and potential acquisitions. The Company also amended certain aspects of its Senior Credit Facility, effective February 13, 2007, to allow for the paydown of the 9 3/4% Senior Subordinated Notes due 2012 in its entirety, appoint a new administrative agent; reduce the applicable margin on Term Loan B1 from 1% to .75% per annum for base rate loans and from 2% to 1.75% for Eurodollar loans; add the ability of the Company to enter into one or more incremental term loans and to increase our revolving loan commitments in an aggregate principal amount not to exceed $750 million, of which an aggregate $150 million can be utilized to increase our revolving loan commitments; and modify certain of its restrictive and financial covenants, among other things. The Tender Offer, new senior subordinated notes offerings and the amendment to the Senior Credit Facility are collectively referred to herein as the “Financing Transactions.”

On August 28, 2006, the Company completed a $250 million receivable purchase agreement, which is subject to annual renewal, bears interest at a margin over the commercial paper rate and is accounted for as a borrowing. Under this agreement, substantially all of the Company’s Outdoor solutions and Consumer solutions accounts receivable are sold to a special purpose entity, Jarden Receivables, LLC (“JRLLC”), which is a wholly-owned consolidated subsidiary of the Company. JRLLC funds these purchases with borrowings under a loan agreement, secured by the accounts receivable. There is no recourse to the Company for the unpaid portion of any loans under this loan agreement. The securitization facility is reflected as a short-term borrowing on the Company’s balance sheet because the term of the loan agreement, subject to annual renewals, runs until August 23, 2007. The facility will be drawn upon and repaid as needed to fund general corporate purposes. The initial proceeds were used to fund a portion of the acquisition of the firelog and firestarter business of Conros Corporation, Conros International Ltd., and Java Logg Global Corporation. In contemplation of this securitization transaction, the Company executed an amendment to its Senior Credit Facility, dated August 23, 2006, which permitted the securitization facility, among other things. As of December 31, 2006, there were no amounts outstanding under this securitization facility and approximately $182 million was available for borrowing. The Company is required to pay commitment fees on the unused balance of the $250 million securitization facility.

In 2005, in connection with the AHI Acquisition the Company entered into a new Senior Credit Facility (the “Facility’) that replaced the then existing credit facility. The Facility consists of an $850 million Term Loan (which matures in 2012) and a revolving credit facility with an aggregate commitment of $200 million (which matures in 2010). On February 24, 2006, the Company executed an amendment to the Facility, which modified certain covenants and permitted the Company to increase its repurchases of common stock. In connection with this amendment, the Company voluntarily prepaid $26.0 million of principal outstanding under the Term Loan portion of the Facility in March 2006. For the year ended December 31, 2005, the Company was required to prepay $2.4 million of principal outstanding on the Facility Term Loans and Foreign Senior Debt (defined below) based on a calculation of “Excess Cash Flow” as defined in the Facility. The Company made this required prepayment, along with a voluntary prepayment of $25 million of principal outstanding on the Facility Term Loans, in April 2006.

In accordance with the Senior Credit Facility agreement, the Company was required to repay $19.3 million of principal outstanding under its Senior Credit Facility Term Loans and Foreign Senior Debt as a result of the proceeds received from its November 2006 equity offering (see Note 13), additionally, a voluntary repayments on its Senior Credit Facility Term Loans of $1.5 million and Foreign Senior Debt of $4.8 million, were made on December 29, 2006.

At December 31, 2006, there was no amount outstanding under the revolving credit portion of the Facility. At December 31, 2006, net availability under the Facility was $173.1 million, after deducting $26.9 million of outstanding letters of credit. The Company is required to pay commitment fees on the unused balance of the revolving credit facility. At December 31, 2006, the annual commitment fee on unused balances was 0.375%.

Certain foreign subsidiaries of the Company maintain working capital lines of credits with their respective local financial institutions for use in operating activities. At December 31, 2006, the aggregate amount available under these lines of credit totaled approximately $29.3 million.

The Company was in compliance with all its debt covenants as of December 31, 2006.

The Company maintains cash balances which at times may be significant, at various international subsidiaries. At December 31, 2006, approximately $30 million of cash was maintained in Venezuela and China and may be subject to certain availability restrictions. The Company does not believe that such restrictions will materially affect the Company’s liquidity, nor does the Company rely on these cash balances to fund operations outside of the country where the cash was generated.

On July 18, 2005, in connection with the THG Acquisition, the Company issued 6.15 million shares of the Company’s common stock and paid $420 million in cash. The aggregate purchase price was approximately $680 million.

In November 2006, the Company completed an equity offering which included four million newly issued shares of common stock that resulted in net proceeds to the Company of approximately $139 million. The proceeds were used to pay down outstanding loans under its senior credit facility and securitization borrowings.

On March 1, 2006, pursuant to the new stock repurchase program, the Company repurchased two million shares of its common stock for $50 million through a privately negotiated transaction.

Contractual Obligations and Commercial Commitments

The following table includes aggregate information about its contractual obligations as of December 31, 2006 and the periods in which payments are due. Certain of these amounts are not required to be included in its consolidated balance sheets:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in millions)
Long-term debt, including scheduled interest payments(1)	$1,923.5	$125.9	$240.3	$1,072.6	$484.7
Capital leases, including scheduled interest payments	32.6	2.7	5.3	23.9	0.7
Operating leases, including scheduled interest payments	145.7	31.2	43.1	29.5	41.9
Unconditional purchase obligations	24.8	21.9	2.1	0.2	0.6
Other current and non-current obligations(2)	256.1	78.9	38.8	38.8	99.6

Total	$2,382.7	$260.6	$329.6	$1,165.0	$627.5

(1)

The debt amounts are based on the principal payments that will be due upon their maturity as well as scheduled interest payments, excluding the impact from interest rate swaps. Interest payments on its variable debt have been calculated based on their scheduled payment dates and using the weighted average interest rate on its variable debt as of December 31, 2006. Interest payments on its fixed rate debt are calculated based on their scheduled payment dates.

(2)	Other includes acquisition related earn-out payments of approximately $29.4 million anticipated to be paid in 2007.

Commercial commitments are items that the Company could be obligated to pay in the future and are not included in the above table. As of December 31, 2006, the Company had approximately $27 million in standby and commercial letters of credit, 99% of which expire in 2007.

Other than as discussed specifically above, these amounts are not required to be included in its Consolidated Balance Sheets.

Risk Management

From time to time the Company may elect to enter into derivative transactions to hedge its exposures to interest rate and foreign currency fluctuations. The Company does not enter into derivative transactions for speculative purposes.

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

At December 31, 2006, the Company had $725 million of notional amount outstanding in swap agreements that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements. The Company designated these swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. At December 31, 2006 the weighted average fixed rate of interest on these swaps was 5.1%. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income. There was no ineffectiveness recognized at December 31, 2006 or 2005.

In addition, as of December 31, 2006 the Company had $105 million notional amount interest rate swaps that exchange a fixed rate interest for floating rate six-month LIBOR plus a 523 to 528 basis point spread. These floating rate swaps are designated as fair value hedges against $105 million of principal on the 9 3/4% Senior Subordinated Notes due 2012. The effective portion of the fair value gains or losses on these swaps was offset by fair value adjustments in the underlying borrowings. There was no ineffectiveness recognized at December 31, 2006 or 2005. In conjunction with the Financing Transactions discussed in Capital Resources above, these interest rate swaps were terminated on February 13, 2007.

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

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives are deferred as a component of accumulated other comprehensive income and are recognized in earnings at the same time that the hedged item affects earnings and are included in the same caption in the statement of operations as the underlying hedged item. At December 31, 2006, the Company had approximately $178 million notional amount of foreign currency contracts outstanding.

Significant Accounting Policies and Critical Estimates

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The following list of critical accounting policies is not intended to be a comprehensive list of all its accounting policies. The Company’s significant accounting policies are more fully described in Note 1—Significant Accounting Policies to Item 8.—Financial Statements and Supplementary Data. The following represents a summary of its critical accounting policies, defined as those policies that the Company believes are the most important to the portrayal of its financial condition and results of operations, and/or require management’s significant judgments and estimates.

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

Allowance for accounts receivable

The Company maintains an allowance for doubtful accounts for estimated losses that may result from the inability of its customers to make required payments. That estimate is based on historical collection experience, current economic and market conditions, and a review of the current status of each customer’s trade accounts receivable. If the financial condition of its customers were to deteriorate or its judgment regarding their financial condition was to change negatively, additional allowances may be required resulting in a charge to income in the period such determination was made. Conversely, if the financial condition of its customers were to improve or its judgment regarding their financial condition was to change positively, a reduction in the allowances may be required resulting in an increase in income in the period such determination was made.

Allowance for inventory obsolescence

The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required resulting in a charge to income in the period such determination was made. Conversely, if actual market conditions are more favorable than those projected by us, a reduction in the write down may be required resulting in an increase in income in the period such determination was made.

Deferred tax assets

The Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

Intangible assets

The Company has significant intangible assets on its balance sheet that include goodwill, trademarks and other intangibles fair valued in conjunction with acquisitions. The valuation and classification of these assets and the assignment of amortizable lives involves significant judgments and the use of estimates. The testing of these intangibles under established guidelines for impairment also requires significant use of judgment and assumptions (such as cash flows, terminal values and discount rates). Our assets are tested and reviewed for impairment on an ongoing basis under the established accounting guidelines. Changes in business conditions could potentially require adjustments to these asset valuations.

Pension and postretirement plans

The Company records annual amounts relating to its pension and postretirement plans based on calculations, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications is generally deferred and amortized over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. The pension and postretirement obligations are measured as of September 30 for all years presented.

The Company employs a total return investment approach for its pension and postretirement benefit plans whereby a mix of equities and fixed income investments are used to maximize the long-term return of pension and postretirement plan assets. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolios contain a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across geography and market capitalization through investments in U.S. large-capitalization stocks, U.S. small-capitalization stocks and international securities. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The prospective target asset allocation percentage for both the pension and postretirement plans is approximately 55%-65% for equity securities, approximately 25%-40% for bonds and approximately 0%-20% for other securities.

The weighted average expected return on plan assets assumption for the plan year ended September 30, 2006 was approximately 8.2% for the Company’s pension plans. The weighted average discount rate used at September 30, 2006 to measure both the pension and postretirement benefit obligations was 5.76% and 5.85%, respectively. A one percentage point decrease in the discount rate at September 30, 2006 would increase the pension plan’s accumulated benefit obligation by approximately $30.0 million.

The health care cost trend rates used in valuing the Company’s postretirement benefit obligation are established based upon actual health care cost trends and consultation with its actuaries and benefit providers. At September 30, 2006, the current weighted average healthcare trend rate assumption was 8.75% for pre-age 65 and 10.07% for post-age 65. The current trend rate gradually decreases to an ultimate trend rate of 5.0%.

A one percentage point increase in the assumed health care cost trend rates would have the following effects (in millions):

Accumulated postretirement benefit obligation	$0.9
Aggregate of the service and interest cost components net postretirement benefit cost	0.1

A one percentage point decrease in the assumed health care cost trend rates would have the following effects (in millions):

Accumulated postretirement benefit obligation	$(0.9)
Aggregate of the service and interest cost components net postretirement benefit cost	(0.1)

Product liability

As a consumer goods manufacturer and distributor, the Company faces the risk of product liability and related damages for substantial money damages, product recall actions and higher than anticipated rates of warranty returns or other returns of goods. Each year the Company sets its product liability insurance program, which is an occurrence-based program based on current and historical claims experience and the availability and cost of related insurance.

Stock Based Compensation Expense

Effective October 1, 2005, the Company adopted SFAS No. 123, “Share-Based Payment (Revised 2004),” (“SFAS 123r”) which requires the measurement and recognition of all unvested outstanding stock-based payment awards made to employees and directors based on estimated fair value at date of grant. Prior to this as permitted under SFAS No. 123, the Company accounted for the issuance of stock options and restricted stock using the intrinsic value method in accordance with Accounting Principles Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Under SFAS 123r, compensation cost is recognized on a straight-line basis in the Consolidated Statements of Income related to stock options and restricted stock expected to vest as well as the Company’s employee stock purchase plans. Prior to this under the aforementioned intrinsic value method, the Company did not recognize compensation cost related to stock options in the Consolidated Statements of Income when the exercise price equaled the market price of the underlying stock on the date of grant. However, the Company would recognize compensation cost in circumstances where the market price of the underlying stock exceeds the exercise price of the Company’s stock options on the date of grant.

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

Warranty

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

New and Pending Accounting Pronouncements

During 2006, 2005 and 2004, the Company adopted various accounting standards. A description of these standards and their effect on the consolidated financial statements are described in Note 1 to the consolidated financial statements.

Pending standards and their estimated effect on the Company’s consolidated financial statements are described in Note 2 to the consolidated financial statements.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to its shareholders. Such forward-looking statements include the outlook for Jarden’s markets and the demand for its products, earnings per share, estimated sales, segment earnings, cash flows from operations, future revenues and margin requirement and expansion, the success of new product introductions, growth or savings in costs and expenses and the impact of acquisitions, divestitures, restructurings, securities offerings and other unusual items, including Jarden’s ability to integrate and obtain the anticipated results and synergies from its acquisitions. These statements are made on the basis of management’s views and assumptions as of the time the statements are made and the Company undertakes no obligation to update these statements. There can be no assurance, however, that its expectations will necessarily come to pass. Significant factors affecting these expectations are set forth under Item 1A—Risk Factors of this Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In general, business enterprises can be exposed to market risks including fluctuations in certain commodity prices, foreign currency exchange rates and interest rates that can affect the cost of operating, investing and financing under those conditions. The Company’s exposure to these risks is low.

The Company’s various subsidiaries use a variety of raw materials in the production of their respective products. The supply and demand for many of these products is cyclical in nature and certain commodities are subject to price fluctuations and other market factors. This risk is partially mitigated by the Company’s ability to pass through certain pricing changes to many of its customers. Additionally, while the Company does not generally engage in forward contracts for the purchase of its raw materials, it will utilize forward purchase contracts at times to reduce the exposure of its businesses to commodity price changes.

The Company is exposed to short-term interest rate variations with respect to Eurodollar or Base Rate on certain of its term and revolving debt obligations and six month LIBOR in arrears on certain of its interest rate swaps. The spreads on the interest rate swaps range from 523 to 528 basis points. Settlements on the interest rate swaps are made on May 1 and November 1. The Company is exposed to credit loss in the event of non-performance by the counterparties to its current existing swaps with large financial institutions. However, the Company does not anticipate non-performance by the counterparties. In conjunction with the Financing Transactions discussed in Item 7, Capital Resources above, these interest rate swaps were terminated on February 13, 2007.

Changes in Eurodollar or LIBOR interest rates would affect the earnings of the Company either positively or negatively depending on the direction of the change. Assuming that Eurodollar and LIBOR rates each increased 100 basis points over period-end rates on the outstanding term debt and interest rate swaps, the Company’s interest expense would have increased by approximately $7.5 million for 2006. The amount was determined by considering the impact of the hypothetical interest rates on the Company’s borrowing cost, short-term investment rates, interest rate swaps and estimated cash flow.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Jarden Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A. Controls and Procedures, that Jarden Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting did not include the internal controls of the firelog and firestarter business acquired from Conros Corporation, Conros International Ltd and Java Logg Global Corporation (“Pine Mountain”) which was acquired in 2006 and is included in the 2006 consolidated financial statements of the Company and constituted approximately 4% of consolidated total assets as of December 31, 2006 and approximately 2% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Pine Mountain.

In our opinion, management’s assessment that Jarden Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Jarden Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jarden Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the period ended December 31, 2006 and our report dated February 19, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

February 19, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Jarden Corporation

We have audited the accompanying consolidated balance sheets of Jarden Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our report also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jarden Corporation and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, effective December 31, 2006, the Company adopted SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB statements No 87, 88, 106 and 132(R). Also as discussed in Note 2, effective October 1, 2005 the Company adopted SFAS. 123, Share-Based Payment (revised 2004).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Jarden Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

February 19, 2007

JARDEN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Years Ended December 31,
	2006	2005	2004
Net sales	$3,846.3	$3,189.1	$838.6
Cost of sales	2,904.0	2,402.3	563.2
Selling, general and administrative expenses (including non-cash compensation of $23, $62.4 and $32.2 for the years ended December 31, 2006, 2005 and 2004, respectively)	604.9	571.7	179.4
Reorganization and acquisition-related integration costs, net	36.8	29.1	—

Operating earnings	300.6	186.0	96.0
Interest expense, net	112.6	84.2	27.6
Loss on early extinguishment of debt	—	6.1	—

Income before taxes	188.0	95.7	68.4
Income tax provision	82.0	35.0	26.0

Net income	106.0	60.7	42.4
Paid-in-kind dividends on Series B and C preferred stock	—	(9.7)	—
Charges from beneficial conversions of Series B and C preferred stock	—	(38.9)	—

Income available to common stockholders	$106.0	$12.1	$42.4

Earnings per share:
Basic	$1.62	$0.23	$1.03
Diluted	$1.59	$0.22	$0.99
Weighted average shares outstanding:
Basic	65.4	52.9	41.0
Diluted	66.5	54.7	42.7

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	As of December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$202.6	$237.1
Accounts receivable, net of allowances of $47.3 in 2006, $41.2 in 2005	558.8	523.2
Inventories	659.2	566.3
Deferred taxes on income	98.3	84.7
Prepaid expenses and other current assets	44.8	53.1

Total current assets	1,563.7	1,464.4

Non-current assets:
Property, plant and equipment, net	345.8	320.6
Goodwill	1,223.7	1,263.2
Intangibles, net	704.2	431.2
Other assets	45.2	45.2

Total assets	$3,882.6	$3,524.6

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt and current portion of long-term debt	$19.2	$86.3
Accounts payable	303.3	260.2
Accrued salaries, wages and employee benefits	95.8	107.9
Taxes on income	14.5	15.4
Deferred consideration for acquisitions	29.4	11.6
Other current liabilities	261.9	233.1

Total current liabilities	724.1	714.5

Long-term debt	1,421.8	1,455.1
Deferred taxes on income	210.3	87.7
Other non-current liabilities	269.0	263.5

Total liabilities	2,625.2	2,520.8

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock ($0.01 par value, 5 shares authorized, no shares issued and outstanding at December 31, 2006 and 2005)	—	—
Common stock ($0.01 par value, 150 shares authorized, 72.8 and 68.8 shares issued and 71.6 and 68.1 shares outstanding at December 31, 2006 and 2005, respectively)	0.7	0.7
Additional paid-in capital	999.3	877.3
Retained earnings	261.3	155.3
Accumulated other comprehensive income (loss)	26.5	(4.0)
Less: Treasury stock (1.2 and 0.7 shares, at cost, at December 31, 2006 and 2005, respectively)	(30.4)	(25.5)

Total stockholders’ equity	1,257.4	1,003.8

Total liabilities and stockholders’ equity	$3,882.6	$3,524.6

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$106.0	$60.7	$42.4
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	66.4	57.6	19.2
Loss on early extinguishment of debt	—	6.1	—
(Gain)/Loss on disposal of property, plant and equipment	(0.1)	2.3	—
Deferred income taxes	42.0	0.5	7.2
Manufacturer’s profit in acquired inventory	10.4	22.4	0.8
Non-cash interest	(0.6)	3.6	1.5
Non-cash compensation	23.0	62.9	32.5
Other non-cash items	4.6	17.2	1.8
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(21.5)	(100.8)	(9.9)
Inventory	(13.9)	59.4	(27.1)
Accounts payable	20.8	28.5	7.5
Accrued salaries, wages and employee benefits	1.3	(13.8)	(6.3)
Other assets and liabilities	(2.4)	34.3	0.6

Net cash provided by operating activities	236.0	240.9	70.2

Cash flows from financing activities:
Proceeds on revolver and securitization borrowings	504.2	373.1	72.3
Payments on revolver and securitization borrowings	(504.2)	(373.1)	(72.3)
Proceeds from issuance of long-term debt	—	1,366.8	116.0
Payments on long-term debt	(86.9)	(369.9)	(13.7)
Net borrowings/(repayments) under foreign lines of credit	(6.6)	(14.5)	—
Proceeds from issuance of stock, net of transaction fees	145.3	356.2	—
Repurchase of common stock	(50.0)	(35.4)	—
Debt issuance costs	(3.8)	(21.3)	(2.3)
Proceeds from recouponing of interest rate swaps	6.6	16.8	—
Other, net	(0.2)	21.1	(2.0)

Net cash provided by financing activities	4.4	1,319.8	98.0

Cash flows from investing activities:
Additions to property, plant and equipment	(68.8)	(58.5)	(10.8)
Acquisition of businesses, net of cash acquired	(209.8)	(1,289.6)	(258.0)
Other	1.1	7.0	(4.4)

Net cash used in investing activities	(277.5)	(1,341.1)	(273.2)
Effect of exchange rate changes on cash and cash equivalents	2.6	(3.2)	0.3

Net increase (decrease) in cash and cash equivalents	(34.5)	216.4	(104.7)
Cash and cash equivalents at beginning of period	237.1	20.7	125.4

Cash and cash equivalents at end of period	$202.6	$237.1	$20.7

Supplemental non-cash disclosure:
Common stock issued in conjunction with acquisitions	$—	$281.5	$—

Supplemental cash disclosures:
Taxes paid	$32.9	$21.3	$17.0
Interest paid	116.0	81.9	26.1

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock		Treasury Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2003	43.1	$0.4	(2.6)	$(16.6)	—	$—	$164.9	$100.8	$0.3	$249.8
Net income	—	—	—	—	—	—	—	42.4	—	42.4
Comprehensive income:
Cumulative translation adjustment	—	—	—	—	—	—	—	—	3.5	3.5
Derivative transactions	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Minimum pension liability	—	—	—	—	—	—	—	—	0.8	0.8

Comprehensive income	—	—	—	—	—	—	—	—	—	46.2

Restricted stock awards, stock options exercised and stock plan purchases	1.9	—	—	—	—	—	3.5	—	—	3.5
Shares reissued from treasury	(1.9)	—	2.0	9.9	—	—	(10.0)	—	—	(0.1)
Non cash compensation charges	—	—	—	—	—	—	32.5	—	—	32.5
Tax benefit related to stock option exercises	—	—	—	—	—	—	2.0	—	—	2.0
Repayment of executive officers loans and accrued interest	—	—	—	—	—	—	—	—	—	—

Balance, December 31, 2004	43.1	$0.4	(0.6)	$(6.7)	—	$—	$192.9	$143.2	$4.1	$333.9
Net income	—	—	—	—	—	—	—	60.7	—	60.7
Comprehensive income:
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(5.6)	(5.6)
Derivative transactions	—	—	—	—	—	—	—	—	0.6	0.6
Minimum pension liability	—	—	—	—	—	—	—	—	(3.1)	(3.1)

Comprehensive income	—	—	—	—	—	—	—	—	—	52.6

Restricted stock awards, stock options exercised and stock plan purchases	3.8	—	0.2	2.4	—	—	21.9	—	—	24.3
Restricted stock awards canceled and shares tendered for stock options and taxes	—	—	(0.5)	(17.1)	—	—	1.1	—	—	(16.0)
Shares reissued from treasury	(0.6)		0.6	12.6	—	—	(12.6)	—	—	—
Non cash compensation charges	—	—	—	—	—	—	44.0	—	—	44.0
Tax benefit related to stock option exercises	—	—	—	—	—	—	2.8	—	—	2.8
Shares repurchased	—	—	(0.6)	(19.3)	—	—	—	—	—	(19.3)
Shares issued for acquisitions	7.2	0.1	—	—	0.1	128.6	252.8	—	—	381.5
Shares issued for dividends on preferred stock	—	—	—	—	—	5.0	—	(9.7)	—	(4.7)
Beneficial conversion feature of preferred stock	0.8	0.1	0.2	2.6	—	175.3	65.6	(38.9)	—	204.7
Shares issued for conversion of preferred stock	14.5	0.1	—	—	(0.1)	(308.9)	308.8	—	—	—

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

(in millions)

	Common Stock		Treasury Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2005	68.8	$0.7	(0.7)	$(25.5)	—	$—	$877.3	$155.3	$(4.0)	$1,003.8
Net income								106.0		106.0
Comprehensive income:
Cumulative translation adjustment	—	—	—	—	—	—	—	—	11.2	11.2
Derivative transactions	—	—	—	—	—	—	—	—	10.1	10.1
Minimum pension liability	—	—	—	—	—	—	—	—	1.5	1.5

Comprehensive income	—	—	—	—	—	—	—	—	—	128.8

Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	—	—	—	—	7.7	7.7
Proceeds from issuance of common stock	4.0	—	—	—	—	—	138.6	—	—	138.6
Restricted stock awards, stock options exercised and stock plan purchases	—	—	1.7	51.4	—	—	(44.2)	—	—	7.2
Restricted stock awards cancelled and shares tendered for stock options and taxes	—	—	(0.2)	(6.3)	—	—	5.4	—	—	(0.9)
Non cash compensation charges	—	—	—	—	—	—	22.2	—	—	22.2
Shares repurchased	—	—	(2.0)	(50.0)	—	—	—	—	—	(50.0)

Balance, December 31, 2006	72.8	$0.7	(1.2)	$(30.4)	—	$—	$999.3	$261.3	$26.5	$1,257.4

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

1. Business and Significant Accounting Policies

Business

Jarden Corporation and its subsidiaries (hereinafter referred to as the “Company” or “Jarden”) is a leading provider of market branded consumer products used in and around the home marketed under well-recognized brand names including Ball®, Bee®, Bicycle®, Bionaire®, Campingaz®, Coleman®, Crawford®, Crock-Pot®, Diamond®, Dicon®, First Alert®, FoodSaver®, Forster®, Harmony®, Health o meter®, Holmes®, Hoyle®, JavaLog®, Kerr®, Lehigh®, Leslie-Locke®, Loew-Cornell®, Mr. Coffee®, Oster ®, Patton ®, Pine Mountain®, Rival®, Seal-a-Meal®, StarterLogg®, Sunbeam®, VillaWare® and White Mountain™. Several of its leading brands, such as Ball® jars, Bicycle® playing cards, Coleman® lanterns, and Diamond® kitchen matches, have been in continuous use for over 100 years.

During 2006, 2005, and 2004, the Company completed a number of acquisitions that by nature are complimentary to the Company’s core businesses and from an accounting standpoint were not significant individually or in the aggregate. Hereafter, these acquisitions are referred to as “tuck-in” acquisitions.

During 2006, the Company completed four tuck-in acquisitions, three in the Branded consumables segment and one in the Consumer solutions segment.

On January 24, 2005, the Company acquired American Household, Inc., a privately held leading designer, manufacturer and marketer of branded household and outdoor leisure consumer products in both domestic and international markets through its two principal businesses, The Coleman Company, Inc. and Sunbeam Products, Inc. American Household’s principal brands, which include BRK®, Campingaz®, Coleman®, First Alert®, Health o meter®, Mr. Coffee®, Oster®, and Sunbeam ®, have high levels of brand name recognition among consumers. See Note 3—Acquisitions for additional discussion.

On July 18, 2005, the Company completed its acquisition of The Holmes Group, Inc., a privately held company. Holmes is a leading manufacturer and distributor of home environment and small kitchen electrics under brand names such as Bionaire®, Crock-Pot®, Harmony®, Holmes®, Patton®, Rival®, Seal-a-Meal® and White Mountain™. See Note 3—Acquisitions for additional discussion.

The Company operates three primary business segments: Branded consumables, Consumer solutions and Outdoor solutions. The Company’s Branded consumables segment markets and distributes household basics and necessities, most of which are consumable in nature under brand names such as Ball®, Bee®, Bicycle®, Crawford®, Diamond®, Dicon®, First Alert®, Forster®, Kerr®, Lehigh®, Leslie-Locke®, Loew-Cornell® and Pine Mountain®. The Company’s Consumer solutions segment markets and distributes innovative solutions for the household under brand names including Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Mr. Coffee®, Oster® and Sunbeam® . The Company’s Outdoor solutions segment markets and distributes outdoor products under brand names including Campingaz® and Coleman® .

The Company also operates a Process solutions segment that manufactures, markets and distributes a wide variety of plastic products, including jar closures, contact lens packaging, plastic cutlery, refrigerator door liners, medical disposables and rigid packaging, and zinc strip and fabricated zinc products such as coinage blanks for the U.S. Mint, Royal Canadian Mint and international markets. See Note 17—Segment Information for additional discussion.

Basis of Presentation

The Consolidated Financial Statements include the consolidated accounts of the Company and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

All significant intercompany transactions and balances have been eliminated upon consolidation. Unless otherwise indicated, references in the Consolidated Financial Statements to 2006, 2005 and 2004 are to Jarden’s calendar years ended December 31, 2006, 2005 and 2004, respectively.

Certain reclassifications have been made in the Company’s financial statements of prior years to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

Foreign Operations

The functional currency for most of the consolidated foreign operations is the local currency. Assets and liabilities are translated at the year-end exchange rates; income and expenses are translated at average exchange rates during the year. Net unrealized exchange adjustments arising on the translation of foreign currency financial statements are reported as cumulative translation adjustments within accumulated other comprehensive income.

The U.S dollar is the functional currency for certain foreign subsidiaries that conduct their business primarily in U.S. dollars. As such, monetary items are translated at current exchange rates, and non-monetary items are translated at historical exchange rates.

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

Concentrations of Credit Risk

Substantially all of the Company’s trade receivables are due from retailers and distributors located throughout the United States, Europe, Latin America, Canada and Japan. Approximately 22%, 23% and 18% of the Company’s consolidated net sales in 2006, 2005 and 2004, respectively, were to a single customer who purchased product from three of the Company’s business segments including Branded consumables, Consumer solutions and Outdoor solutions.

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

Land is not depreciated.

Goodwill and Intangible Assets

Goodwill and certain intangibles (primarily trademarks) are not amortized; however, they are subject to evaluation for impairment at least annually, or more frequently if facts and circumstances warrant, using a fair value based test. The fair value based test is a two-step test. The first step involves comparing the fair value of each of its reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, the Company is required to proceed to the second step. In the second step, the fair value of the reporting unit would be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss would be recognized if, and to the extent that, the carrying value of goodwill exceeded the implied value. During the years ended December 31, 2006, 2005 and 2004, the Company did not experience any impairment losses.

Amortization

Deferred debt issue costs are amortized over the term of the related debt. Identifiable intangible assets are recognized apart from goodwill and are amortized over their estimated, useful lives, except for identifiable intangible assets with indefinite lives, which are not amortized.

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

Advertising Costs

Advertising costs consist primarily of ad demo, cooperative advertising, media placement and promotions, and are expensed as incurred. The amounts charged to advertising and included in selling, general and administrative (“SG&A”) expenses in the Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004 were $68.4 million, $58.1 million and $35.3 million, respectively.

Product Warranty Costs

The Company recognizes warranty costs based on an estimate of amounts required to meet future warranty obligations arising as part of the sale of its products. The Company accrues an estimated liability at the time of a product sale based on historical claim rates applied to current period sales, as well as any information applicable to current product sales that may indicate a deviation from such historical claim rate trends. Warranty reserves are included within “Other current liabilities” and “Other non-current liabilities” in the Company’s Consolidated Balance Sheets.

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

Income Taxes

Deferred taxes are provided for differences between the financial statement and tax basis of assets and liabilities using enacted tax rates. The Company established a valuation allowance against a portion of the net tax benefit associated with all carryforwards and temporary differences in a prior year, as it was more likely than not that these would not be fully utilized in the available carryforward period. A portion of this valuation allowance remained as of December 31, 2006 and 2005 (see Note 12).

Components of “Accumulated other comprehensive income” are presented net of tax at the applicable statutory rates and are primarily generated domestically.

Fair Value and Credit Risk of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, notes payable, accounts payable and accrued liabilities approximate their fair market values due to the short-term maturities of these instruments. The fair market value of the Company’s senior subordinated notes was determined based on quoted market prices (see Note 9). The fair market value of the Company’s other long-term debt was estimated using interest rates currently available to the Company for debt with similar terms and maturities (see Note 9).

The Company enters into interest rate swaps to manage interest rate risk on its variable rate debt. The Company designates the interest rate swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. Interest expense is adjusted to include the payment made or received under the swap agreements. The fair market value of the swap agreements was estimated based on the current market value of similar instruments (see Note 10).

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives are deferred as a component of accumulated other comprehensive income and are recognized in earnings at the same time that the hedged item affects earnings and are included in the same caption in the statement of operations as the underlying hedged item.

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

Unless otherwise disclosed in the notes to the consolidated financial statements, the estimated fair value of financial assets and liabilities approximates carrying value.

Share-Based Compensation Cost

Effective October 1, 2005, the Company adopted SFAS No. 123, “Share-Based Payment (Revised 2004),” (“SFAS 123r”) which requires the measurement and recognition of all unvested outstanding stock-based payment awards made to employees and directors based on estimated fair value at date of grant. Prior to this as permitted under SFAS No. 123, the Company accounted for the issuance of stock options and restricted stock using the intrinsic value method in accordance with Accounting Principles Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Under SFAS 123r, compensation cost is recognized on a straight-line basis in the Consolidated Statements of Income related to stock options and restricted stock expected to vest as well as the Company’s employee stock purchase plans. Prior to this under the aforementioned intrinsic value method, the Company did not recognize compensation cost related to stock options in the Consolidated Statements of Income when the exercise price equaled the market price of the underlying stock on the date of grant. However, the Company would recognize compensation cost in circumstances where the market price of the underlying stock exceeds the exercise price of the Company’s stock options on the date of grant.

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

Had stock-based compensation costs been recognized using the fair value method, pro forma net income allocable to shareholders and earnings per share would have been presented as follows (in millions, except per share data):

	Years Ended December 31
	2005	2004
Net income, as reported(1)	$60.7	$42.4
Paid-in-kind dividends on Series B and C preferred stock	(9.7)	—
Charges from beneficial conversions of Series B and C preferred Stock	(38.9)	—

Income available to common stockholders	$12.1	$42.4

Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	38.1	32.5
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax related effects(2)	(32.5)	(35.3)

Pro forma net income available to common stockholders	$17.7	$39.6

Basic earnings per share:
As reported	$0.23	$1.03
Pro forma(3)	$0.33	$0.97
Diluted earnings per share:
As reported	$0.22	$0.99
Pro forma(3)	$0.32	$0.93

(1)	Net income and earnings per share prior to October 1, 2005 does not include stock-based compensation expense related to stock options and employee stock purchase plans.
(2)	Stock-based compensation expense prior to October 1, 2005 was calculated using pro forma guidance under SFAS 123.
(3)	Pro forma net income and pro forma earnings per share prior to October 1, 2005 were calculated using pro forma guidance under SFAS 123.

Pension and Postretirement Plans

The Company records annual amounts relating to its pension and postretirement plans based on calculations which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and healthcare cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications is generally recorded or amortized over future service periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors.

New Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instrument—an amendment of FASB No. 133 and 140” (“SFAS 155”). SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has determined there will not be a significant impact on the consolidated financial position, results of operations and cash flows as a result of adopting the provisions of SFAS 155.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 is effective for fiscal years beginning after September 15, 2006. The Company has determined there will not be a significant impact on the consolidated financial position, results of operations and cash flows as a result of adopting SFAS 156.

In June 2006, the FASB issued FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

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

2. Adoption of New Accounting Pronouncements

In December 2004, the FASB issued SFAS 123r, which requires companies to expense the value of share based payment awards. Under SFAS 123r, share-based payment awards result in compensation cost that will be measured at fair value on the grant date of the awards, based on the estimated number of awards expected to vest, and is recognized over the requisite service periods. Compensation cost for stock options that vest would not be reversed if the awards expire without being exercised, and compensation cost would not be reversed for awards where service periods have been rendered but market or performance criterion are not met. The Company adopted SFAS 123r effective October 1, 2005 using the modified prospective transition method for all unvested and outstanding share awards as of the date of adoption, and as such, the Company’s consolidated financial statements for the three months ended December 31, 2005 reflect the impact of SFAS 123r. Under this method, the Company did not restate its financial statements for prior periods to reflect compensation cost under SFAS 123r. During the three months ended December 31, 2005, the Company recorded compensation costs related to this pronouncement, which included the effects of any grants made during the quarter, of approximately $31.8 million. The impact of this cumulative effect of change in accounting principle, net of taxes, was $0.1 million attributable to estimated forfeitures on restricted stock awards for prior periods.

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”), an interpretation of SFAS No. 143 “Asset Retirement Obligations.” FIN No. 47 is effective for fiscal years ending after December 15, 2005. For the year ending December 31, 2005, the Company determined there was no significant impact on the consolidated financial position, results of operations and cash flows as a result of adopting the provisions of FIN No. 47.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 requires the exclusion of certain costs from inventories and the allocation of fixed production overheads to inventories to be based on normal capacity of the production facilities. The adoption of this statement in 2006 had no material impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” (“SFAS No. 153”). The guidance in APB Opinion No. 29, “Accounting for Nonmonetary

Transactions,” (“Opinion No. 29”) is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this statement had no material impact on the Company’s financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Among other items, SFAS 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. The effect of the adoption of SFAS 158 is disclosed in Note 15.

3. Acquisitions

2006 Activity

During 2006, the Company completed four tuck-in acquisitions, three in the Branded consumables segment and one in the Consumer solutions segment.

2005 Activity

On July 18, 2005, the Company completed the acquisition of The Holmes Group, Inc. (“Holmes” or the “THG Acquisition”) for approximately $420 million in cash and 6.15 million shares of the Company’s common stock. Holmes is a leading manufacturer and distributor of select home environment and small kitchen electrics under well-recognized consumer brands, including Bionaire®, Crock-Pot®, Harmony®, Holmes®, Patton®, Rival®, Seal-a-Meal® and White Mountain™. The aggregate purchase price was approximately $680 million, including transaction expenses. The cash portion of the THG Acquisition purchase price was financed via the issuance of an additional $380 million of term debt under the Senior Credit Facility discussed below (also see Note 9), cash on hand and revolver borrowings.

On January 24, 2005, the Company completed the acquisition of American Household, Inc. (“AHI” or the “AHI Acquisition”), a privately held company, for approximately $745.6 million for 100% of its equity and the repayment of approximately $100 million of indebtedness. AHI is the parent of The Coleman Company, Inc. (“Coleman”) and Sunbeam Products, Inc. (now known as “Consumer solutions” or “JCS”), leading producers of global consumer products through brands such as BRK®, Campingaz®, Coleman®, First Alert®, Health o meter®, Mr. Coffee®, Oster® and Sunbeam®. Of the equity portion of the purchase price, $40 million was held back by the Company to cover potential indemnification claims against the sellers of AHI and has not been accrued as a liability or considered part of the purchase price since the outcome of this contingency remains uncertain.

The Company financed the AHI Acquisition via the issuance of $350 million of equity securities (see Note 13) and a new $1.05 billion senior credit facility (“Senior Credit Facility”) (see Note 9).

The AHI Acquisition and THG Acquisition, along with the 2004 acquisitions described below, represent significant elements in advancing the Company’s strategy of acquiring branded consumer products businesses with leading market positions in markets for products used in and around the home and home away from home.

During 2005, the Company completed three tuck-in acquisitions within the Branded consumables segment.

2004 Activity

On June 28, 2004, the Company acquired approximately 75.4% of the issued and outstanding stock of Bicycle Holding, Inc., including its wholly owned subsidiary United States Playing Card Company (collectively “USPC” or “USPC Acquisition”), and subsequently acquired the remaining 24.6% pursuant to a put/call agreement (“Put/Call Agreement”) on October 4, 2004. USPC is a manufacturer and distributor of playing cards and related games and accessories. The aggregate purchase price was approximately $238 million, including transaction expenses and deferred consideration amounts.

The USPC Acquisition includes an earn-out provision. The Company has concluded that the maximum potential contingent consideration of $10 million was earned by the Sellers and accordingly has accrued such amounts as of December 31, 2006. The Company intends to pay this contingent consideration in cash and to capitalize such payment.

During the first quarter of 2004, the Company completed the tuck-in acquisition of Loew-Cornell, Inc. (“Loew-Cornell” and “Loew-Cornell Acquisition”), a leading marketer and distributor of paintbrushes and other arts and crafts products. The Loew-Cornell Acquisition includes an earn-out provision with a payment in cash based on earnings performance targets. As of December 31, 2006, a portion of the contingent earn-out was not determinable beyond a reasonable doubt. However, the Company has accrued $3.5 million, representing the portion of the contingent consideration which is determinable and due to seller.

Pro forma financial information

The aggregate value of the tuck-in acquisitions did not have a material effect on the Company’s results of operations for the years ended December 31, 2006, 2005 or 2004 and are therefore not included in the unaudited pro forma financial information presented herein.

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

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the respective effective dates of acquisition for the year ended December 31, 2005 (in millions):

2005(a)
Current assets	$993.3
Property, plant and equipment	226.9
Other non-current assets	90.2

Total assets acquired	1,310.4

Current liabilities	514.3
Non-current liabilities	349.2

Total liabilities assumed	863.5

Net assets acquired	446.9
Purchase price (including transaction expenses and assumed debt)	1,520.7

Purchase price paid in excess of fair value of tangible assets	$1,073.8

(a)	Includes the acquisition of the AHI and Holmes businesses on January 24, 2005 and July 18, 2005, respectively.

The goodwill and other intangibles amounts recorded in connection with the Company’s acquisitions are discussed in detail in Note 6.

4. Inventories

Inventories are stated at the lower-of-cost-or-market with cost being determined principally by the first-in, first-out method (“FIFO”), and are comprised of the following at December 31, 2006 and 2005 (in millions):

	2006	2005
Raw materials and supplies	$141.8	$108.4
Work-in-process	30.5	24.9
Finished goods	486.9	433.0

Total inventories	$659.2	$566.3

5. Property, Plant and Equipment

Property, plant and equipment, net, consist of the following at December 31, 2006 and 2005 (in millions):

	2006	2005
Land	$25.2	$23.8
Buildings	122.4	98.4
Machinery and equipment	443.3	374.5

	590.9	496.7
Less: Accumulated depreciation	(245.1)	(176.1)

Total property, plant and equipment, net	$345.8	$320.6

As of December 31, 2006, assets held under capital leases amounted to $25.8 million and are included in “Machinery and equipment” and “Buildings”. As of December 31, 2005, assets held under capital leases amounted to $19.2 million and are included in “Machinery and equipment”.

Depreciation of property, plant and equipment for the years ended December 31, 2006, 2005 and 2004 was $62.9 million, $56.1 million and $17.7 million, respectively.

6. Goodwill and Intangibles

Goodwill at December 31, 2006 and 2005 is as follows (in millions):

	Net Book Value at January 1, 2006	Acquisitions	Foreign Exchange and Other Adjustments	Net Book Value at December 31, 2006
Goodwill
Branded consumables	$437.9	$48.8	$11.1	$497.8
Consumer solutions	588.3	4.2	(102.8)	489.7
Outdoor solutions	237.0	—	(0.8)	236.2

	$1,263.2	$53.0	$(92.5)	$1,223.7

	Net Book Value at January 1, 2005	Acquisitions	Foreign Exchange and Other Adjustments	Net Book Value at December 31, 2005
Goodwill
Branded consumables	$376.5	$61.4	$—	$437.9
Consumer solutions	91.1	496.7	0.5	588.3
Outdoor solutions	—	237.0	—	237.0

	$467.6	$795.1	$0.5	$1,263.2

The purchase accounting adjustments to goodwill in 2006 and 2005 are primarily related to the fair valuation of the balance sheets of Holmes, AHI and USPC (see Note 3).

Intangibles at December 31, 2006 and 2005 were as follows (in millions):

	Gross Carrying Amount At January 1, 2006	Additions During the Year	Accumulated Amortization and Foreign Exchange	Net Book Value at December 31, 2006	Amortization Period
Intangibles
Patents	$0.1	$—	$—	$0.1	30 years
Non-compete agreements	1.3	0.4	(1.3)	0.4	3-5 years
Manufacturing process and expertise	6.5	—	(4.2)	2.3	7 years
Brand names	—	1.9	(0.1)	1.8	10 years
Customer relationships and distributor channels	—	115.6	(2.3)	113.3	10-25 years
Trademarks and tradenames	427.7	158.1	0.5	586.3	indefinite

	$435.6	$276.0	$(7.4)	$704.2

	Gross Carrying Amount At January 1, 2005	Additions During the Year	Accumulated Amortization and Foreign Exchange	Net Book Value at December 31, 2005	Amortization Period
Intangibles
Patents	$0.1	$—	$—	$0.1	30 years
Non-compete agreements	1.1	0.2	(1.1)	0.2	3-5 years
Manufacturing process and expertise	6.5	—	(3.3)	3.2	7 years
Trademarks and tradenames	127.1	300.6	—	427.7	indefinite

	$134.8	$300.8	$(4.4)	$431.2

The estimated future amortization expense related to amortizable intangible assets at December 31, 2006 is as follows (in millions):

Year	Amount
2007	$6.4
2008	6.4
2009	5.8
2010	5.4
2011	5.3
2012 and thereafter	88.6

Amortization of intangibles for the years ended December 31, 2006, 2005 and 2004 was $3.5 million, $1.5 million and $1.5 million, respectively.

7. Other Current Liabilities

Other current liabilities is comprised of the following at December 31, 2006 and 2005 (in millions):

	2006	2005
Cooperative advertising, customer rebates and allowances	$89.1	$79.2
Warranty and product liability reserves	88.6	73.2
Accrued environmental and other litigation	17.2	16.2
Professional fees	3.2	15.1
Freight and duties	7.0	7.3
Non-income taxes, licenses and fees	7.4	7.1
Other	49.4	35.0

Total other current liabilities	$261.9	$233.1

8. Warranty Reserve

	2006	2005
	(in millions)
Warranty reserve at January 1,	$59.9	$0.3
Acquisitions and other adjustments	17.7	50.6
Provision for warranties issued	112.6	80.5
Warranty claims paid	(112.1)	(71.5)

Warranty reserve at December 31,	$78.1	$59.9

Allocation in the consolidated balance sheets:
Other current liabilities	66.9	54.0
Other non-current liabilities	11.2	5.9

	$78.1	$59.9

9. Debt

Debt is comprised of the following as of December 31, 2006 and 2005 (in millions):

	2006	2005
Senior Credit Facility Term Loans	$1,177.5	$1,263.1
9 3/4% Senior Subordinated Notes	179.9	179.9
Senior Credit Facility Revolver	—	—
Securitization Facility	—	—
Non-U.S. borrowings	58.2	61.9
Other (primarily capital leases)	25.8	19.9
Non-debt balances arising from interest rate swap activity	(0.4)	16.6

Total debt	1,441.0	1,541.4
Less: current portion	(19.2)	(86.3)

Total long-term debt	$1,421.8	$1,455.1

On January 29, 2007, the Company launched a cash tender offer (the “Tender Offer”) for its $180 million aggregate principal amount 9 3/4% Senior Subordinated Notes due 2012. As of the consent date, February 9, 2007, the Company purchased approximately $167 million, or approximately 93% of the aggregate principal amount outstanding of its 9 3/4% Senior Subordinated Notes due 2012. In connection with such purchase, the Company also paid a tender premium of approximately $9.5 million, for such notes.

On February 13, 2007, the Company completed its registered public offering for $550 million aggregate principal amount of 7 1/2% Senior Subordinated Notes due 2017. On February 14, 2007, the Company completed an add-on offering of $100 million principal amount of 7 1/2% Senior Subordinated Notes due 2017. The net proceeds of approximately $636 million from the new senior subordinated notes offerings will be used to fund the Tender Offer, pay down a portion of the outstanding term loan balance under its senior credit facilities and for general corporate purposes, including the funding of capital expenditures and potential acquisitions. The Company also amended certain aspects of its Senior Credit Facility, effective February 13, 2007, to allow for the paydown of the 9 3/4% Senior Subordinated Notes due 2012 in its entirety, appoint a new administrative agent; reduce the applicable margin on Term Loan B1 from 1% to .75% per annum for base rate loans and from 2% to 1.75% for Eurodollar loans; add the ability of the Company to enter into one or more incremental term loans and to increase our revolving loan commitments in an aggregate principal amount not to exceed $750 million, of which an aggregate $150 million can be utilized to increase our revolving loan commitments; and modify certain of its restrictive and financial covenants, among other things. The Tender Offer, new senior subordinated notes offerings and the amendment to the Senior Credit Facility are collectively referred to herein as the “Financing Transactions.”

Senior Credit Facility

In 2005, in connection with the AHI Acquisition the Company entered into a new Senior Credit Facility (the “Facility”), which consists of an $850 million Term Loan (which matures in 2012) and a revolving credit facility with an aggregate commitment of $200 million (which matures in 2010). This Facility replaced a previous credit facility and as a result the Company recorded a loss on early extinguishment of debt for the write-off of approximately $6.1 million of deferred debt issuance costs during the year ended December 31, 2005. At December 31, 2006 the weighted average interest rate on the Facility was 7.29%, which is based on three-month LIBOR plus an applicable margin.

On February 24, 2006, the Company executed an amendment to the Facility, which modified certain covenants and permitted the Company to increase its repurchases of common stock. In connection with this amendment, the Company voluntarily prepaid $26.0 million of principal outstanding under the Term Loan portion of the Facility in March 2006. For the year ended December 31, 2005, the Company was required to prepay $2.4 million of principal outstanding on the Facility Term Loans and Foreign Senior Debt (defined below)

based on a calculation of “Excess Cash Flow” as defined in the Facility. The Company made this required prepayment, along with a voluntary prepayment of $25 million of principal outstanding on the Facility Term Loans, in April 2006.

In accordance with the Senior Credit Facility agreement, the Company was required to repay $19.3 million of principal outstanding under its Senior Credit Facility Term Loans and Foreign Senior Debt as a result of the proceeds received from its November 2006 equity offering (see Note 13), which along with a voluntary repayments on its Senior Credit Facility Term Loans of $1.5 million and Foreign Senior Debt of $4.8 million, was made on December 29, 2006.

At December 31, 2006, there was no amount outstanding under the revolving credit portion of the Facility. At December 31, 2006, net availability under the Facility was $173.1 million, after deducting $26.9 million of outstanding letters of credit. The Company is required to pay commitment fees on the unused balance of the revolving credit facility. At December 31, 2006, the annual commitment fee on unused balances was 0.375%.

The Facility and the Foreign Senior Debt (defined below) contain certain restrictions on the conduct of the Company’s business, including, among other restrictions, generally on: incurring debt; disposing of certain assets; making investments; exceeding certain agreed upon capital expenditures; creating or suffering liens; completing certain mergers; consolidations and sales of assets and with permitted exceptions; acquisitions; declaring dividends; redeeming or prepaying other debt; and certain transactions with affiliates. The Facility and the Foreign Senior Debt also include financial covenants that require the Company to maintain certain leverage and fixed charge ratios and a minimum net worth. On February 13, 2007, as a result of amending the Facility, in part to allow for the paydown of the 9 3/4% Senior Subordinated Notes due 2012 in its entirety, certain restrictive and financial covenants were also modified.

Certain foreign subsidiaries of the Company maintain working capital lines of credits with their respective local financial institutions for use in operating activities. At December 31, 2006, the aggregate amount available under these lines of credit totaled approximately $29.3 million.

Securitization Facility

On August 28, 2006, the Company completed a $250 million receivables purchase agreement, which is subject to annual renewal, bears interest at a margin over the commercial paper rate and is accounted for as a borrowing. Under this agreement, substantially all of the Company’s Outdoor solutions and Consumer solutions accounts receivable are sold to a special purpose entity, Jarden Receivables, LLC (“JRLLC”), which is a wholly-owned consolidated subsidiary of the Company. JRLLC funds these purchases with borrowings under a loan agreement, secured by the accounts receivable. There is no recourse to the Company for the unpaid portion of any loans under this loan agreement. The securitization facility is reflected as a short-term borrowing on the Company’s balance sheet because the term of the loan agreement, subject to annual renewals, runs until August 23, 2007. The facility will be drawn upon and repaid as needed to fund general corporate purposes. The initial proceeds were used to fund certain acquisitions. In August 2006, the Company executed an amendment to the Facility that would permit the execution of the securitization. At December 31, 2006, the Company had approximately $182 million available under this securitization facility. The Company is required to pay a commitment fee of 0.3% per annum on the unused balance of the securitization facility.

Financing for Foreign Dividend Repatriation

During 2005, the Company repatriated funds to its United States subsidiaries from certain of its foreign subsidiaries in accordance with Internal Revenue Code §965 and the American Jobs Creation Act of 2004. As part of the repatriation transactions, the Company, through certain of its foreign subsidiaries, incurred additional term debt of approximately $56 million (included in non-U.S. borrowings in the table above) (the “Foreign Senior Debt”). The aggregate proceeds from these additional borrowings were repatriated to the United States and immediately used to pay down an equivalent amount of the outstanding balance of the Facility Term Loan.

Non-U.S. Borrowings

As of December 31, 2006 and 2005, non-U.S. borrowings consisted primarily of the Foreign Senior Debt. Other outstanding balances as of December 31, 2006 and 2005 totaling $6.8 million and $5.9 million, respectively were primarily borrowed under various foreign credit lines and facilities entered into by certain non-U.S. subsidiaries of the Company and are primarily reflected as “Short-term debt and current portion of long-term debt” in the Consolidated Balance Sheets. Certain of these foreign credit lines are secured by certain non-U.S. subsidiaries’ inventory and/or accounts receivable.

Dividend Restrictions

The Facility and the Foreign Senior Debt contain a covenant which restricts the Company and its subsidiaries from making certain “restricted payments” (any dividend or other distribution, whether in cash, securities or other property, with respect to any stock or stock equivalents of the Company or any subsidiary), except that:

•	the Company may declare and make dividend payments or other distributions payable in common stock;

•	the Company may repurchase shares of its own stock (provided certain financial and other conditions are met); and

•	the Company may make restricted payments during any fiscal year not otherwise permitted, provided that certain applicable thresholds are met.

The indenture related to the Company’s 9 3/4% Senior Subordinated Notes (the “Indenture”) contains a covenant which restricts the Company from declaring or paying any dividends, or making any other payment or distribution of the Company’s equity interests or to the holders of the Company’s equity interests in their capacity as such (other than distributions payable in equity interests of the Company or to the Company or a restricted subsidiary of the Company), unless specified thresholds are met. As of February 13, 2007, this restriction has been deleted; however, as of such date, the new indenture governing the Company’s 7 1/2% Senior Subordinated Notes due 2017 does contain such a restrictive covenant.

Debt Covenant Compliance

The Company is in compliance as of December 31, 2006 and 2005 with all covenants contained in its Facility, the Foreign Senior Debt and the Indenture.

Each of the Facility, the Foreign Senior Debt and the Indenture contain cross-default provisions pursuant to which a default in respect to certain of the Company’s other indebtedness could trigger a default by the Company under the Facility, the Foreign Senior Debt and the Indenture. If the Company defaults under the covenants (including the cross- default provisions) the Company’s lenders could foreclose on their security interest in the Company’s assets, which may have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows.

The Company’s obligations under the Facility and the Indenture are guaranteed, on a joint and several basis, by certain of its domestic subsidiaries, all of which are directly or indirectly 100% owned by the Company (See Note 19). The obligations under the Foreign Senior Debt are guaranteed by the Company and certain of its foreign subsidiaries which are directly or indirectly 100% owned by the Company.

The Company’s long-term debt maturities, including Capital Leases, and unamortized debt discounts/premiums, for the five years following December 31, 2006 and thereafter are as follows (in millions):

Years Ended December 31,	Amount
2007	$19.2
2008	14.6
2009	14.7
2010	27.9
2011	890.2
Thereafter	474.4

Total	$1,441.0

At December 31, 2006 and 2005 the carrying value of total debt approximates its fair value.

During 2006 and 2005, the Company incurred costs in connection with the issuance of the Facility and related amendments, Foreign Senior Debt and the Securitization Facility of approximately $3.4 million and $21.3 million, respectively. These costs were deferred and included in “Other assets” on the Consolidated Balance Sheets and are being amortized over the respective terms of the debt.

10. Derivative Financial Instruments

The fair value and notional amounts of derivative financial instruments at December 31, 2006 and 2005, are presented below (in millions).

	Notional Amount	Fair Value Asset (Liability)	Weighed Average Maturity (years)
December 31, 2006
Fair value interest rate swaps	$105.0	$(4.1)	5.3
Cash flow interest rate swaps	725.0	(1.1)	2.0
Cross-currency swaps	41.8	(0.7)	5.1
Forward foreign exchange rate contracts	177.7	0.7	0.9

	Notional Amount	Fair Value Asset (Liability)	Weighed Average Maturity (years)
December 31, 2005
Fair value interest rate swaps	$105.0	$(4.1)	6.3
Cash flow interest rate swaps	625.0	(0.5)	3.9
Cross-currency swaps	43.0	—	6.1
Forward foreign exchange rate contracts	93.2	1.0	0.7

The Company actively manages its fixed and floating rate debt mix using interest rate swaps. The Company will enter into fixed and floating rate swaps to alter its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest. Floating rate swaps are used to convert the fixed rates of long-term debt into short-term variable rates to take advantage of current market conditions. Fixed rate swaps are used to reduce the Company’s risk of increasing interest costs. Interest rate swap contracts are therefore used by the Company to separate interest rate risk management from the debt funding decision.

At December 31, 2006, the interest rate on approximately 57% of the Company’s debt was fixed by either the nature of the obligation or through interest rate swap contracts.

The Company’s derivative activities do not create additional risk because gains and losses on derivative contracts offset gains and losses on the liabilities and transactions being hedged. As derivative contracts are initiated, the Company designates the instruments individually as either a fair value hedge or a cash flow hedge. Management reviews the correlation and effectiveness of its derivatives on a periodic basis.

The Company is exposed to credit loss in the event of non-performance by the counterparties to its existing hedges, all of which are highly rated institutions; however, the Company does not anticipate non-performance by such counterparties.

Fair Value Hedges

As described in Note 9, as part of the foreign repatriation transactions, on December 21, 2005, in connection with Sunbeam Corporation (Canada) Limited (“Sunbeam Canada”) legal reorganization and IRC §965 dividend, Sunbeam Canada obtained a senior secured term loan facility (“Canadian Term Loan”) of $43 million U.S. dollars. Sunbeam Canada chose to limit the foreign currency exchange exposure of this US dollar loan funded by a Canadian dollar based entity by entering into a cross-currency interest rate swap that fixes the exchange rate of the amortizing loan balance for the life of the loan. The swap instrument exchanges the variable interest rate bases of the U.S. dollar balance (3-month U.S. LIBOR plus a spread of 175 basis points) and the equivalent Canadian dollar balance (3-month CAD BA plus a spread of 192 basis points). This swap instrument is designed to achieve hedge accounting treatment under Financial Accounting Standards Board Statement No. 133 (“SFAS 133”) as a fair value hedge of the underlying term loan. The fair market value of this cross-currency interest rate swap is included as a long-term asset or liability in the Consolidated Balance Sheet, with a corresponding offset to long-term debt.

In addition, as of December 31, 2006, the Company had $105 million notional amount interest rate swaps that exchange a fixed rate interest for floating rate six-month LIBOR plus a 523 to 528 basis point spread. These floating rate swaps are designated as fair value hedges against $105 million of principal on the 9 3/4% Senior Subordinated Notes due 2012 (the “Notes”). The effective portion of the fair value gains or losses on these swaps was offset by fair value adjustments in the underlying borrowings. There was no ineffectiveness recognized at December 31, 2006 or 2005. In conjunction with the Financing Transactions discussed in Note 9, Debt, these interest rate swaps were terminated on February 13, 2007.

Cash Flow Hedges

At December 31, 2006, the Company had $725 million of notional amount outstanding in swap agreements that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements. The Company has designated these swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments in accordance with SFAS 133. At December 31, 2006 the weighted average fixed rate of interest on these swaps was 5.1%. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income. There was no ineffectiveness recognized at December 31, 2006 or 2005.

During 2006 and 2005, the Company unwound $475 million and $625 million, respectively, of notional amount of fixed rate swaps that were designated as effective cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. Simultaneously, the Company entered into new fixed rate swaps with identical terms. These new swaps were also designated as effective cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The Company received $6.6 million and $16.8 million in 2006 and 2005, respectively, related to the unwinding of these swaps. These gains have been deferred and are being amortized over the remaining life of the terminated swaps as a credit to interest expense. Approximately $6.2 million of these deferred gains are expected to be amortized to interest expense for the year ended December 31, 2007.

The interest rate differential received or paid on both the cash flow and fair value hedges is recognized as an adjustment to interest expense.

Forward Foreign Exchange Rate Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of accumulated other comprehensive income and are recognized in earnings at the same time that the hedged item affects earnings and are included in the same caption in the statement of operations as the underlying hedged item. For the years ended December 31, 2006 and 2005, $1.1 million of deferred net loses and $0.3 million of deferred net gains were reclassified from accumulated other comprehensive income and recognized in earnings. There were no such amounts for the year ended December 31, 2004. As of December 31, 2006, the deferred net losses of $0.5 million within accumulated other comprehensive income is all expected to be reclassified to earnings during 2007.

11. Commitments and Contingencies

Operating Leases

The Company conducts its operations in various leased facilities under leases that are classified as operating leases for financial statement purposes. Certain leases provide for payment of real estate taxes, common area maintenance, insurance and certain other expenses. Lease terms may have escalating rent provisions and rent holidays which are expensed on a straight line basis over the term of the lease, and expire at various dates over the next 15 years. Also, certain equipment used in Company operations is leased under operating leases. Operating lease commitments at December 31, 2006 are as follows (in millions):

Years Ended December 31,	Amount
2007	$31.2
2008	25.0
2009	18.1
2010	16.0
2011	13.5
2012 and thereafter	41.9

Total	$145.7

The fixed operating lease commitments detailed above assume that the Company continues the leases through their initial lease terms. Rent expense, including equipment rentals, was $53.2 million, $41.3 million and $13.7 million during 2006, 2005 and 2004, respectively.

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

In addition to ongoing environmental compliance at its operations, the Company also is actively engaged in environmental remediation activities, the majority of which relate to divested operations and sites. The Company or various of its subsidiaries have been identified by the United States Environmental Protection Agency

(“EPA”) or a state environmental agency as a Potentially Responsible Party (“PRP”) pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law at various sites (collectively, the “Environmental Sites”). The Company has established reserves to cover the anticipated probable costs of investigation and remediation, based upon periodic reviews of all sites for which they have, or may have, remediation responsibility. The Company accrues environmental investigation and remediation costs when it is probable that a liability has been incurred, the amount of the liability can be reasonably estimated and their responsibility for the liability is established. Generally, the timing of these accruals coincides with the earlier of formal commitment to an investigation plan, completion of a feasibility study or a commitment to a formal plan of action. The Company accrued its best estimate of investigation and remediation costs based upon facts known at such dates and because of the inherent difficulties in estimating the ultimate amount of environmental costs, which are further described below, these estimates may materially change in the future as a result of the uncertainties described below. Estimated costs, which are based upon experience with similar sites and technical evaluations, are judgmental in nature and are recorded at discounted amounts without considering the impact of inflation and are adjusted periodically to reflect changes in applicable laws or regulations, changes in available technologies and receipt by the Company of new information. It is difficult to estimate the ultimate level of future environmental expenditures due to a number of uncertainties surrounding environmental liabilities. These uncertainties include the applicability of laws and regulations, changes in environmental remediation requirements, the enactment of additional regulations, uncertainties surrounding remediation procedures including the development of new technology, the identification of new sites for which the Company and various of its subsidiaries could be a PRP, information relating to the exact nature and extent of the contamination at each site and the extent of required cleanup efforts, the uncertainties with respect to the ultimate outcome of issues which may be actively contested and the varying costs of alternative remediation strategies.

Due to the uncertainty described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of December 31, 2006.

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

The lead plaintiffs filed an amended consolidated complaint on August 25, 2006, against the Company, Consumer solutions and certain officers of the Company, containing substantially the same allegations as in the initial complaints. The Company, Consumer solutions and the individual defendants filed a motion to dismiss the complaint on October 20, 2006. That motion has been fully briefed. Oral arguments on the motion to dismiss were held on February 2, 2007, but the Court has not yet issued a decision.

In February 2006, a derivative complaint was filed against certain Company officers and the Board of Directors of the Company in the United States District Court for the Southern District of New York. The Company is named as a nominal defendant. The complaint alleges, among other things, that the individual defendants violated their fiduciary duties by failing to disclose material information and/or by misleading the investing public about the Company’s business and financial condition relating to the THG Acquisition. The complaint seeks damages and other monetary relief against the individual defendants. The Company and the individual defendants filed a motion to dismiss the complaint on June 15, 2006. That motion has been fully briefed, but the Court has not yet issued a decision.

These actions are in the early stages of litigation and an outcome cannot be predicted. Management does not believe that the outcome of this litigation will have a material adverse effect on the financial position, results of operations or cash flows of the Company. The Company intends to defend itself vigorously in these actions.

12. Taxes on Income

The components of the provision (benefit) for income taxes attributable to continuing operations were as follows (in millions):

	Years Ended December 31,
	2006	2005	2004
Current income tax expense:
U.S. federal	$3.4	$10.0	$14.4
Foreign	34.0	22.6	1.9
State and local	2.6	1.9	2.1

Total	40.0	34.5	18.4

Deferred income tax expense (benefit):
U.S. federal	37.2	(1.2)	6.5
State, local and other	5.0	(0.2)	0.1
Foreign	(0.2)	1.9	1.0

Total	42.0	0.5	7.6

Total income tax provision	$82.0	$35.0	$26.0

The difference between the federal statutory income tax rate and the Company's effective income tax rate as a percentage of income from continuing operations is reconciled as follows:

	Years Ended December 31,
	2006	2005	2004
Federal statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rates resulting from:
State and local taxes, net	4.0	4.0	3.0
Foreign rate differences	(2.6)	(4.6)	0.3
Internal restructuring of domestic legal entities	7.2	—	—
Other	—	2.1	(0.3)

Effective income tax rate	43.6%	36.5%	38.0%

Foreign pre-tax income was $109.2 million, $77.1 million, and $5.1 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Deferred tax (liabilities) assets are comprised of the following (in millions):

	As of December 31,
	2006	2005
Property and equipment	$(3.2)	$(2.9)
Intangibles	(207.1)	(126.3)
Goodwill	(68.9)	(66.3)
Financial reporting amount of a subsidiary in excess of tax basis	(72.5)	(67.9)
Other	(3.3)	(8.5)

Gross deferred tax liabilities	(355.0)	(271.9)

Net operating loss	89.4	103.0
Accounts receivable allowances	7.2	15.6
Inventory valuation	23.2	24.7
OPEB and Pension	31.3	31.2
Stock-based compensation	14.1	11.6
Other compensation and benefits	5.4	14.5
Operating reserves	78.1	78.5
Other	24.0	18.3

Gross deferred tax assets	272.7	297.4

Valuation allowance	(28.8)	(26.2)

Net deferred tax liability	$(111.1)	$(0.7)

In 2006, the Company internally reorganized its Consumer solutions segment, which resulted in a $13.6 million tax charge.

The Company continually reviews the adequacy of the valuation allowance. A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that a deferred tax asset will not be realized. This assessment is based on an evaluation of the level of historical taxable income and projections for future taxable income. During 2006, the Company’s valuation allowance increased by $2.7 million principally due to foreign exchange. The portion of the 2006 valuation allowance for which subsequently recognized tax benefits will be allocated to reduce goodwill or non current intangible assets is $26 million.

At December 31, 2006, the reserve for tax contingencies related to issues in the United States and foreign locations is $89 million, of which $68 million resulted from prior year acquisitions. The reserve for tax contingencies includes approximately $36 million related to certain domestic NOLs reported as a deferred tax asset.

At December 31, 2006, the Company had NOLs of approximately $1 billion for domestic tax purposes acquired through acquisition, of which $849 million are not reflected on the financial statements. Of this amount, $947 million are subject to a limitation on their use as required by Sec. 382 of the Internal Revenue Code; $920 million of these losses are subject to an annual Sec. 382 limitation of $31 million and these NOLs begin expiring in 2012. The remaining $27 million of NOLs are subject to an annual Sec. 382 limitation of $14.6 million and will begin expiring in 2020.

Prior to its acquisition by the Company, American Household, Inc. undertook an analysis of the tax laws applicable to the forgiveness of debt upon the confirmation of the Sunbeam Corporation Bankruptcy Plan. As a result of this analysis, a deferred tax liability of $72.5 million has been recorded for the difference between the financial reporting amount and the tax basis of stock in a wholly-owned subsidiary held by the Company.

The Company also has either accumulated or acquired through acquisition $91 million of foreign NOLs. Of the foreign NOLs, approximately $1 million expires in the year ended December 31, 2007, and $1 million will expire in years ending December 31, 2008 through 2010. Of the remaining foreign NOLs, $3 million will expire in years subsequent to 2010 and $86 million have an unlimited life.

The Company’s federal income tax returns for its fiscal year ended December 31, 2003 and 2004 are under examination by the Internal Revenue Service (“IRS”). In addition, one of the Company’s acquired subsidiaries is under examination by the IRS for its fiscal year ending September 30, 2004, a tax year prior to the Company’s acquisition of that subsidiary. In 2006, the Company concluded an examination with the Internal Revenue Service of one of its acquired subsidiaries for tax years prior to the Company’s acquisition of that subsidiary. The Company and/or its subsidiaries are also subject to state and foreign income tax audits. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations.

On October 22, 2004, the American Jobs Creation Act of 2004 (“Act”) was signed into law. The Act created a special one-time dividends received deduction on the repatriation of certain foreign earnings to a United States taxpayer, provided certain criteria are met. The Act provides for a special 85% dividends received deduction of certain foreign earnings that are repatriated (as defined in the Act) prior to December 31, 2005. In December of 2005, the Company distributed cash from its foreign subsidiaries and will report an extraordinary dividend of approximately $114 million and a related tax liability of approximately $6.6 million in its calendar year 2005 tax returns. The total effect on income tax expense in 2005 for amounts repatriated under the Act is approximately $1 million. In addition, the tax effect of such repatriation increased goodwill by approximately $5.6 million.

The Company’s intends to indefinitely reinvest undistributed earnings of certain of its foreign subsidiaries outside the United States. As a result the Company has not provided for U.S. income taxes on undistributed foreign earnings of approximately $241 million at December 31, 2006. The Company intends to permanently reinvest these earnings in the future growth of its foreign businesses under the guidance provided in APB Opinion No. 23, “Accounting for Income Taxes—Special Areas”. Determination of the amount of unrecognized deferred U.S. income liability is not practicable because of the complexities associated with its hypothetical calculation.

13. Equity and Stock Option Plans

2003 Stock Incentive Plan

The Company maintains the 2003 Stock Incentive Plan, as amended and restated (the “2003 Plan”), which allows for grants of stock options, restricted stock and short-term cash awards. There were approximately 1,768,938 shares available for grant under this long-term equity incentive plan at December 31, 2006.

Prior to 2003, the Company granted stock options to key employees and non-employee directors under the 2001 Stock Option Plan, the 1998 Long-Term Equity Incentive Plan, the 1993 Stock Option Plan and the 1993 and 1996 Stock Option Plans for Non-employee Directors. There are no remaining shares available for grant under any of these plans as of December 31, 2005.

A summary of the Company’s stock option activity for the years ended December 31, 2006, and 2005 is as follows:

	Shares	Weighted Avg. Option Price
Outstanding as of December 31, 2004	4,101,335	$11.52
Granted	1,241,780	30.88
Exercised	(434,716)	33.03
Cancelled	(212,863)	14.52

Outstanding as of December 31, 2005	4,695,536	16.92
Granted	100,000	33.37
Exercised	(447,129)	9.94
Cancelled	(247,159)	28.54

Outstanding as of December 31, 2006	4,101,248	$17.38

Significant option groups outstanding at December 31, 2006 and related weighted average price and life information follows:

	Options outstanding			Options exercisable
Exercise Price	Number outstanding	Weighted average exercise price	Weighted average remaining life (years)	Number exercisable	Weighted average exercise price
$ 2.43 – $ 8.19	246,062	$5.20	4.81	208,562	$4.77
$ 8.60 – $13.14	1,963,962	9.33	5.69	1,879,454	9.18
$14.30 – $21.40	308,437	18.21	7.02	132,659	19.25
$21.90 – $28.57	480,392	24.43	6.49	198,404	24.27
$29.46 – $37.99	1,102,395	31.14	5.45	275,021	31.62

	4,101,248			2,694,100

The weighted average exercise price of options outstanding at December 31, 2006 was $17.38.

The Company does not use cash to settle any of its options or restricted share awards and when available issues shares from its treasury stock instead of issuing new shares. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004, based upon the average market price during the period, was approximately $10.5 million, $7.6 million, and $5.1 million, respectively. As of December 31, 2006, there was approximately $11.1 million of unrecognized compensation cost related to non-vested option-based arrangements granted under the Company’s stock plans. Those costs are expected to be recognized over a weighted-average period of approximately 1.1 years.

	2006	2005	2004
Expected volatility	36%	30%	32%
Risk-free interest rates	3.5%	4.0%	2.8%
Dividend yield	—	—	—
Expected life (in years)	5.0	6.7	7.6

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

A summary of the Company’s restricted share activity for the years ended December 31, 2006 and 2005 is as follows:

	Shares	Weighted Avg. Fair Value
Outstanding as of December 31, 2004	104,150	24.54
Granted	2,996,010	32.57
Released	(1,118,318)	(32.92)
Cancelled	(53,237)	(30.31)

Outstanding as of December 31, 2005	1,928,605	32.00
Granted	1,207,366	28.56
Released	(173,786)	(30.63)
Cancelled	(162,056)	(31.98)

Outstanding as of December 31, 2006	2,800,129	$30.60

For those restricted awards with common stock price thresholds, the weighted average grant date fair values of these awards were $21.91, $32.40 and $27.66 for the years ended December 31, 2006, 2005 and 2004, respectively, based on the following assumptions:

	2006	2005	2004
Expected volatility	36.3%	41.8%	42.8%
Risk-free interest rates	3.5%	3.7%	3.5%
Derived service periods (in years)	1.45	0.89	1.25

For all other restricted share awards the weighted average grant date fair values $29.29, $46.28 and $22.60 for the years ended December 31, 2006, 2005 and 2004, respectively.

For the year ended December 31, 2006, the Company recognized $21.6 million of compensation cost related to restricted shares that was recognized in the selling, general and administrative expense in the Consolidated Statements of Income. The majority of the restricted shares granted during 2006 were primarily performance based awards which vest upon achievement of certain internal performance measures and fulfillment of the explicit service periods. Additionally, there were 119,667 restricted shares granted which vest on the date certain Jarden common stock prices targets are achieved and explicit service periods are rendered.

A total of 2,175,000 of the restricted shares issued in 2005 were awarded to certain executive officers (the “Executive Award”) of the Company pursuant to the 2003 Plan. For the year ended December 31, 2005, the Company recognized $54.2 million of non-cash compensation related to the entire Executive Award although half of the award was released from restriction. On November 1, 2005, the restrictions over the first of two tranches of the Executive Award lapsed. In conjunction with such lapsing and in accordance with the terms of the 2003 Plan, the holders returned a total of 460,317 shares to the Company (at an average price of $34.50 per share) in exchange for the Company’s payment of the withholding taxes, calculated consistent with existing minimum withholding requirements, due upon lapsing. Under SFAS 123r, the derived service period for the second tranche of the Executive Award was six months from the date of grant; therefore, there is no unearned compensation cost related to the Executive Award. As of December 31, 2005, although the full amount of compensation expense for the Executive Award was recognized in selling, general and administrative costs within the Consolidated Statements of Income, the restrictions over the second tranche still have not yet lapsed and these shares vest on the date on which certain Jarden common stock price targets are achieved in accordance with the terms of the related agreements.

In August 2004, the Company’s board of directors (“Board”) approved the granting of an aggregate of 210,000 restricted shares of the Company’s common stock to three executive officers of the Company. The restrictions on these shares were to lapse ratably over a three year period commencing January 1, 2005 and would lapse immediately in the event of a change in control. Following the signing of the AHI transaction during October 2004, the Board amended the terms of all of the 210,000 restricted shares of common stock issued in August 2004 to lapse immediately. Also in conjunction with the AHI transaction, during October 2004, the Board accelerated the granting of an aggregate amount of 1,102,500 restricted shares of common stock under the 2003 Plan to two executive officers of the Company that would otherwise have been granted to these executive officers in 2005-2007 pursuant to such executives’ employment agreements. The Board approved that the restrictions on these shares lapsed upon issuance. The Company records non-cash stock-based compensation expense for its issued and outstanding restricted stock either when the restrictions lapse or ratably over time, when the passage of time is the only restriction. As such, the Company recorded a non-cash stock-based compensation expense for all these restricted stock issuances and restriction lapses of approximately $32.4 million in the fourth quarter of 2004. The restrictions on 7,500 of these shares lapsed immediately and the Company recorded a non-cash compensation charge based on the fair market value of its common stock on the date of grant. The restrictions on the remaining 7,500 of these shares lapse ratably over a four year period. All of the shares which still have a restriction remaining will have the restrictions lapse immediately upon the event of a change in control. Also during 2004, the Company issued 105,120 (“2004 Shares”) of restricted stock to certain other officers and employees. The restrictions on 40,125 of the 2004 Shares lapse ratably over five years of employment with the Company, and the restrictions on the remaining 64,995 2004 Shares lapse upon the latter of either the Company’s stock price achieving a volume weighted average of $42.67 per share for ten consecutive business days or November 1, 2008. All of the 2004 Shares were issued from the Company’s treasury stock.

Common Stock

In November 2006, the Company completed an equity offering which included four million newly issued shares of common stock that resulted in net proceeds to the Company of approximately $139 million. The proceeds were used to pay down outstanding loans under its senior credit facility and securitization borrowings.

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

In connection with a 2005 share repurchase program approved by the Board, during 2005, the Company had repurchased 558,900 shares in the open market and through a privately negotiated transaction for an average price per share of $34.55. Additionally, the Company received 460,317 shares (at an average price of $34.50 per share) in return for payment of the statutory minimum of withholding taxes relating to lapsing of certain shares of the Executive Award.

14. Earnings Per Share Calculation

A computation of earnings per share is as follows (in millions, except per share data):

	Years Ended December 31,
	2006	2005	2004
Net income, as reported	$106.0	$60.7	$42.4
Paid-in-kind dividends on Series B and C preferred stock	—	(9.7)	—
Charges from beneficial conversions of Series B and Series C preferred stock	—	(38.9)	—

Income allocable to common stockholders	$106.0	$12.1	$42.4

Weighted average shares outstanding	65.4	52.9	41.0
Additional shares assuming conversion of stock options and restricted stock	1.1	1.8	1.7

Weighted average shares outstanding assuming conversion	66.5	54.7	42.7

Earnings per share:
Basic	$1.62	$0.23	$1.03
Diluted	$1.59	$0.22	$0.99

15. Employee Benefit Plans

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

The pension and postretirement obligations are measured as of September 30, for all years presented and are calculated using generally accepted actuarial methods. Actuarial gains and losses are amortized using the corridor method over the average remaining service life of its active employees.

The following table discloses the effect on the Consolidated Balance Sheet of adopting the provisions of SFAS 158 at December 31, 2006.

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Accrued pension cost	$(65.6)	$(1.0)	$(66.6)
Accrued postretirement benefit cost	(27.7)	8.1	(19.6)
Minimum pension liability	(6.5)	6.5	—
Deferred income taxes, net	(105.2)	(5.9)	(111.1)
Accumulated other comprehensive income	(18.8)	(7.7)	(26.5)

Components of Net Periodic

The components of net periodic pension and postretirement benefit expense for the years ended December 31, 2006, 2005 and 2004 are as follows (in millions):

	Pension Benefits
	2006			2005			2004(a)
	Domestic	Foreign(a)	Total	Domestic	Foreign(a)	Total
Service cost	$0.7	$0.7	$1.4	$1.4	$0.6	$2.0	$0.8
Interest cost	13.9	0.6	14.5	12.7	0.6	13.3	2.2
Expected return on plan assets	(12.5)	(0.4)	(12.9)	(11.6)	(0.3)	(11.9)	(2.1)
Amortization:
Prior service cost	0.1	—	0.1	0.1	—	0.1	0.1
Net actuarial loss	0.3	0.1	0.4	0.2	—	0.2	—

Net periodic cost	2.5	1.0	3.5	2.8	0.9	3.7	1.0
Curtailments	0.1	(0.2)	(0.1)	—	—	—	—

Total expense	$2.6	$0.8	$3.4	$2.8	$0.9	$3.7	$1.0

Assumptions
Weighted average assumption used to calculate net periodic cost:
Discount rate	5.43%	4.51%	5.39%	5.54%	4.89%	5.50%	6.50%
Expected return on plan assets	8.24%	6.43%	8.18%	8.07%	6.62%	8.03%	9.00%
Rate of compensation increase	—	3.52%	3.52%	3.57%	3.50%	3.57%	3.25%

(a)	In connection with the AHI Acquisition in 2005, the Company assumed the pension plans of certain non-US subsidiaries. The Company had no net periodic pension cost for foreign plans for the year ended December 31, 2004.

	Postretirement Benefits
	2006	2005	2004
Service cost	$0.5	$0.5	$0.2
Interest cost	1.4	1.4	0.3
Amortization
Prior service benefit	(0.3)	—	—
Net actuarial loss	0.1	—	—

Net periodic cost	1.7	1.9	0.5
Curtailments	(1.7)	—

Total expense	$—	$1.9	$0.5

Assumptions
Weighted average assumption used to calculate net periodic cost:
Discount rate	5.50%	5.65%	6.20%

The amount of accumulated other comprehensive income expected to be recognized in net periodic benefit cost for the year ending December 31, 2007 is as follows:

	Pension Benefits			Postretirement
	Domestic	Foreign	Total
Prior service cost (benefit)	$0.1	$—	$0.1	$(0.3)
Net actuarial loss (gain)	0.2	—	0.2	(0.4)

	$0.3	$—	$0.3	$(0.7)

Funded Status

The following provides a reconciliation of the benefit obligation, plan assets and the funded status of the pension and postretirement plans as of December 31, 2006 and 2005 (in millions):

	Pension Benefits						Postretirement Benefits
	2006			2005			2006	2005
	Domestic	Foreign	Total	Domestic	Foreign	Total
Change in benefit obligation:
Benefit obligation at beginning of year	$267.8	$14.2	$282.0	$52.3	$—	$52.3	$29.3	$8.2
Acquisition	—	—	—	211.3	14.3	225.6	—	19.5
Service cost	0.7	0.7	1.4	1.4	0.6	2.0	0.5	0.6
Interest cost	13.9	0.6	14.5	12.8	0.6	13.4	1.4	1.4
Curtailments and settlements	(3.9)	(0.2)	(4.1)	—	(0.6)	(0.6)	0.1	—
Amendments	—	—	—	—	—	—	(5.1)	—
Actuarial loss (gain)	(6.4)	(0.1)	(6.5)	2.3	0.7	3.0	(5.3)	0.7
Participant contributions	—	—	—	—	—	—	0.7	0.7
Benefits paid	(17.8)	(1.1)	(18.9)	(12.3)	(0.6)	(12.9)	(1.7)	(1.8)
Foreign currency translation	—	0.6	0.6	—	(0.8)	(0.8)	—	—

Benefit obligation at end of year(1)	254.3	14.7	269.0	267.8	14.2	282.0	19.9	29.3

Change in plan assets:
Fair value of plan assets at beginning of year	194.4	6.2	200.6	36.3	—	36.3	—	—
Acquisition	—	—	—	157.3	5.8	163.1	—	—
Actual return on plan assets	13.9	0.5	14.4	7.3	0.3	7.6	—	—
Company contributions	5.3	0.9	6.2	5.8	0.6	6.4	1.0	1.1
Curtailments and settlements	(1.8)	—	(1.8)	—	—	—	—	—
Participant contributions	—	—	—	—	—	—	0.7	0.7
Benefits paid	(17.8)	(1.1)	(18.9)	(12.3)	(0.6)	(12.9)	(1.7)	(1.8)
Foreign currency translation	—	0.1	0.1	—	0.1	0.1	—	—

Fair value of plan assets at end of year	194.0	6.6	200.6	194.4	6.2	200.6	—	—

Reconciliation of funded status:
Funded status	(60.3)	(8.1)	(68.4)	(73.4)	(8.0)	(81.4)	(19.9)	(29.3)
Unrecognized prior service cost	—	—	—	0.8	—	0.8	—	—
Unrecognized net loss (gain)	—	—	—	9.9	0.8	10.7	—	0.3
Fourth quarter contributions	1.4	0.4	1.8	0.6	0.2	0.8	0.3	0.3

Net (liability) recognized in the consolidated balance sheet	$(58.9)	$(7.7)	$(66.6)	$(62.1)	$(7.0)	$(69.1)	$(19.6)	$(28.7)

Assumptions
Weighted average assumption used to calculate benefit obligation:
Discount rate	5.82%	4.71%	5.76%	5.43%	4.51%	5.39%	5.85%	5.50%
Rate of compensation increase	—	3.32%	3.32%	3.56%	3.52%	3.56%	—	—
Healthcare cost trend rate:
Current:
Pre-Age 65	—	—	—	—	—	—	8.75%	8.78%
Post-Age 65	—	—	—	—	—	—	10.07%	10.09%
Ultimate	—	—	—	—	—	—	5.00%	5.00%

(1)	The accumulated benefit obligation for all defined benefit pension plans was $267.2 million and $276.2 million at December 31, 2006 and 2005, respectively.

Amounts recognized in the Company’s Consolidated Balance Sheets consist of (in millions):

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Accrued benefit cost	$(66.6)	$(78.4)	$(19.6)	$(28.7)
Intangible assets	—	0.8	—	—
Accumulated other comprehensive income	—	8.5	—	—

Net amount recognized	$(66.6)	$(69.1)	$(19.6)	$(28.7)

Summary of under-funded or non-funded pension benefit plans with projected benefit obligation in excess of plan assets as of December 31, 2006 and 2005 (in millions):

	Pension Benefits
	2006	2005
Projected benefit obligation	$267.1	$280.1
Fair value of plan assets	198.6	198.6

Summary of pension plans with accumulated benefit obligations in excess of plan assets (in millions):

	Pension Benefits
	2006	2005
Accumulated benefit obligation	$265.0	$276.3
Fair value of plan assets	198.3	198.6

The return on plan assets reflects the weighted-average of the long-term rates of return for the broad categories of investments held in the Company’s defined benefit pension plans. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the Company’s defined benefit pension plan’s investments.

The Company’s investment strategy for its defined benefit pension plans is to maximize the long-term rate of return on plans assets within an acceptable level of risk in order to minimize the cost of providing pension benefits. The Company’s target asset allocation for 2006 and 2005 is as follows: equities—55%-65%; bonds—25%-40% and cash and money funds—0%-20%.

The allocation percentage of plan assets follows:

	2006	2005
Asset allocation:
Equity securities and funds	55.7%	58.5%
Debt securities and funds	22.5	25.1
Other	21.8	16.4

Total	100.0%	100.0%

Domestic Contributions

In 2007, the Company expects to make cash contributions of approximately $15.9 million and $1.2 million to its domestic pension and postretirement plans, respectively. These contributions were both funded and unfunded plans and are net of participant contributions.

Foreign Contributions

The Company funds its pension plans in amounts consistent with applicable laws and regulations and expects to make cash contributions of approximately $1.1 million in 2007.

Information about the expected benefit payments for the Company’s pension and postretirement plans are as follows (in millions):

Years ended December 31,	Pension Plans	Postretirement Plans
2007	$36.8	$1.2
2008	18.6	1.2
2009	17.7	1.3
2010	18.1	1.3
2011	18.0	1.4
2012-2015	90.8	7.3

Total	$200.0	$13.7

The current healthcare cost trend rate gradually declines through 2012 to the ultimate trend rate and remains level thereafter. A one percentage point change in assumed healthcare cost trend rates would have the following effects (in millions):

	1% Increase	1% Decrease
Total postretirement service and interest cost components	$0.9	$(0.9)
Postretirement benefit obligation	0.1	(0.1)

The Company sponsors defined contribution savings plans for substantially all of its U.S. employees. Under provisions for this plan, employees may contribute a percentage of eligible compensation on both a before-tax basis and after-tax basis. The Company matches a percentage of a participating employee’s before-tax contributions. For 2006, 2005 and 2004 the defined contribution savings plan expense was $6.9 million, $5.7 million and $6.4 million, respectively.

16. Reorganization and Acquisition-Related Integration Costs

For the years ended December 31, 2006 and 2005, the Company recorded the following reorganization and acquisition-related integration costs (in millions):

	Employee Terminations	Other Charges	Impairment	Total
2006
Branded consumables	$0.8	$3.7	$3.3	$7.8
Consumer solutions	10.6	16.0	—	26.6
Outdoor solutions	2.8	0.1	—	2.9
Corporate	—	(0.5)	—	(0.5)

	$14.2	$19.3	$3.3	$36.8

	Employee Terminations	Other Charges	Impairment	Total
2005
Branded consumables	$1.2	$0.8	$1.3	$3.3
Consumer solutions	13.7	6.5	—	20.2
Outdoor solutions	—	2.9	—	2.9
Corporate	1.2	1.5	—	2.7

	$16.1	$11.7	$1.3	$29.1

Consumer Solutions Segment Reorganization

As part of the AHI Acquisition and THG Acquisition, it was determined that, due to similarities between the combined Consumer solutions segment customer base, distribution channels and operations, significant cost savings could be achieved by integrating certain functions of the businesses, such as distribution and warehousing, information technology and certain administrative functions. In order to leverage a shared infrastructure, the Company initiated certain reorganization plans during 2005. During 2006, the Company recorded charges of approximately $11.1 million in severance and other employee benefit-related costs, $4.2 million of facility exit costs and $11.8 million in other costs related to these plans. Of the $11.1 million related to employee terminations, $10.6 million was included in “Reorganization and acquisition-related integration costs, net” in the Condensed Consolidated Statements of Income, $0.5 million was included in the determination of the cost of the THG Acquisition. Other costs primarily consist of $4.3 million of retention bonuses, $4.8 million of professional fees, $1.7 million of travel expenses and $0.6 million of relocation costs. Other costs are included in “Reorganization and acquisition-related integration costs, net” in the Condensed Consolidated Statements of Income. The initiative is expected to result in approximately 334 terminations (61 employees were included in the 2005 charge, of which all have been terminated by the end of 2006) of which approximately 174 were terminated as of December 31, 2006. As of December 31, 2006, $11.6 million of severance, other employee benefit-related costs and other costs remain accrued in the Condensed Consolidated Balance Sheet. The amounts are included in “Other current liabilities” and “Other non-current liabilities” for $9.4 million and $2.2 million, respectively. The amounts accrued are expected to be fully paid by the end of fiscal year 2007.

Outdoor Solutions Segment Reorganization

Domestic Salesforce Reorganization

During 2006, the Company made a strategic plan to rationalize its domestic sales platform. In conjunction with this plan, the Company recorded $1.4 million related to employee terminations associated with 12 employees, all of which were terminated as of December 31, 2006, and $0.2 million of other costs. As of December 31, 2006, approximately $0.9 million remains accrued in Condensed Consolidated Balance Sheet.

European Reorganization

During 2006, the Company made a strategic plan to rationalize its European manufacturing and administrative platform in order to facilitate a long-term cost savings initiative. During 2006, the Company recorded charges of $2 million, related to this strategic plan consisting mostly of severance and other employee benefit-related costs associated with 10 employees, all of which were terminated as of December 31, 2006, and are reflected in “Reorganization and acquisition-related integration costs, net” in the Condensed Consolidated Statements of Income. As of December 31, 2006, $1.3 million remains accrued and is reflected in “Other current liabilities” in the Condensed Consolidated Balance Sheet. The amounts accrued are expected to be substantially paid by the end of fiscal year 2007.

Outsourcing

In 2005, Outdoor solutions management decided to outsource the manufacturing of its outdoor recreation appliances manufactured at its Lyon, France facility, and the Company initiated the outsourcing activities upon completion of reviews conducted by government and union officials. Other manufacturing operations in Lyon were unaffected by this move. During 2006, the Company reversed approximately $0.7 million of charges, primarily related to the plant closing. These are reflected in “Reorganization and acquisition-related integration costs, net” in the Condensed Consolidated Statements of Income. The initiative is currently scheduled to be substantially completed in 2007 and is expected to result in the termination of approximately 125 employees (87 were terminated by the end of 2005), of which 122 were terminated as of December 31, 2006.

As of December 31, 2006, $0.5 million, primarily related to severance and other employee benefit-related costs, remains accrued, is reflected in “Other current liabilities” in the Condensed Consolidated Balance Sheets. The amounts accrued are expected to be fully paid by the end of fiscal year 2007.

Branded Consumables Segment Reorganization

Segment Reorganization

During the first quarter of 2005, the Company began implementing a strategic plan to reorganize its Branded consumables segment and thereby facilitate long-term cost savings and improve management and reporting capabilities. Specific cost savings initiatives include the utilization of certain shared distribution and warehousing services and information systems platforms and outsourcing the manufacturing of certain kitchen products. During 2006, the Company recorded severance charges of $0.8 million and other charges of $7 million primarily related to impairment of fixed assets ($3.3 million) and inventory move costs ($1.6 million) which are included in “Reorganization and acquisition-related integration costs, net” in the Condensed Consolidated Statements of Income. As of December 31, 2006, less than $0.6 million of the charges recorded remain accrued and are reflected in “Other current liabilities” in the Condensed Consolidated Balance Sheets. All amounts are expected to be paid by the second quarter of 2007.

Corporate Reorganization and Acquisition-Related Integration Costs

As part of the AHI Acquisition, during 2005 it was determined that certain corporate functions of the two entities would be combined and redundant functions would be eliminated. Further, certain functions and responsibilities would be transitioned to the Company’s offices in Florida, while other functions would transition to the Company’s New York headquarters. During 2006, the Company recorded charges of $0.7 million consisting primarily of retention and travel expenses directly associated with the reorganization, which are included in “Reorganization and acquisition-related integration costs, net” in the Condensed Consolidated Statements of Income. The initiative was completed during the second quarter of 2006 and resulted in the termination of 21 employees, all of which were terminated during 2006.

During 2006, the Company reversed a $2.4 million lease restructuring liability which was initially recorded in the Corporate segment for unutilized office space. Due to the Consumer solutions plan to integrate certain functions within its businesses and the related relocation of employees, the Company determined that this space will now be utilized. During 2006, the Company also recorded $1.2 million of other costs, primarily related to the professional fees directly attributable to acquisition and integration activities.

The following table sets forth the details and the activity related to reorganization and acquisition-related integration costs as of and for the years ended December 31, 2006 and 2005 (in millions):

	Accrual Balance at December 31, 2005	Assumed Upon Acquisitions	Reorganization and Acquisition Related Costs, net	Cash Payments and Reductions	Non-cash Reductions	Foreign Currency Translations	Accrual Balance at December 31, 2006
2006
Severance and other employee related	$15.9	$—	$14.2	$(19.0)	$—	$0.4	$11.5
Other costs	1.6	—	21.7	(19.8)	—	(0.1)	3.4

	$17.5	$—	$35.9	$(38.8)	$—	$0.3	$14.9

Impairment			3.3
Reversal purchase accounting liability			(2.4)

Total			$36.8

	Accrual Balance at December 31, 2004	Assumed Upon Acquisitions	Reorganization and Acquisition Related Costs, net	Cash Payments and Reductions	Non-cash Reductions	Foreign Currency Translations	Accrual Balance at December 31, 2005
2005
Severance and other employee related	$—	$11.6	$18.1	$(12.5)	$(0.6)	$(0.7)	$15.9
Other costs	—	0.7	9.7	(6.8)	(2.0)	—	1.6

	$—	$12.3	$27.8	$(19.3)	$(2.6)	$(0.7)	$17.5

Impairment			1.3

Total			$29.1

17. Segment Information

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

In the Branded consumables segment, the Company manufacturers or sources, markets, distributes a broad line of branded products, many of which are affordable, consumable and fundamental household staples including arts and crafts, paintbrushes, children’s card games, clothespins, collectible tins, firelogs and firestarters, home safety equipment, home canning jars, jar closures, kitchen matches, other craft items, plastic cutlery, playing cards and card accessories, rope, cord and twine, storage and workshop accessories, toothpicks and other accessories marketed under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, BRK®, Crawford®, Diamond®, Dicon®, First Alert®, Forster®, Hoyle®, KEM®, Kerr®, Lehigh®, Leslie-Locke®, Loew-Cornell® and Pine Mountain® brand names, among others.

In the Consumer solutions segment, the Company manufactures or sources, markets and distributes and licenses rights to an array of innovative consumer products that are designed to improve consumers’ lives by enhancing sleep, health, personal care, cooking and other daily necessities with leading products such as coffee makers, bedding, home vacuum packaging machines, heating pads, slow cookers, air cleaning products, fans and heaters and personal and animal grooming products, as well as related consumable products. The Company sells kitchen products under the well-known Crock-Pot®, FoodSaver®, Mr. Coffee®, Oster®, Rival®, Seal-a-Meal®, Sunbeam®, VillaWare® and White Mountain™ brand names. Personal care and grooming products are sold under the Health o meter®, Oster® and Sunbeam® brand names. The Company’s portable air cleaning products are sold under Bionaire® and Harmony® brand names, and its fans and heaters are sold under the Holmes® and Patton® brand names.

In the Outdoor solutions segment, the Company manufactures or sources, markets and distributes consumer leisure products worldwide under, and licenses rights to, the Campingaz® and Coleman® brand names for use outside the home or away from the home, such as products for camping, backpacking, tailgating, backyard grilling and other outdoor activities.

The Process solutions segment (formerly referred to as the “Other” segment) primarily consists of a plastic consumables business which manufactures, markets and distributes a wide variety of consumer and medical plastic products for original equipment manufacturer customers and its primary business segments, and its zinc strip business, which is the largest producer of zinc strip and fabricated products in North America, including plated blanks for circulation coinage.

Net sales, operating earnings, depreciation and amortization, and assets employed in operations by segment are summarized as follows (in millions):

	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Year ended December 31, 2006
Net sales	$812.0	$1,892.2	$901.0	$309.4	$(68.3)	$3,846.3	$—	$3,846.3

Segment earnings (loss)	118.4	250.3	84.3	33.8	—	486.8	(44.8)	442.0
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	(10.4)	—	—	—	—	(10.4)	—	(10.4)
Reorganization costs	(7.8)	(26.6)	(2.9)	—	—	(37.3)	0.5	(36.8)
Impairment/write-off of assets	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Other integration-related costs	—	(3.4)	—	—	—	(3.4)	(1.1)	(4.5)
Stock-based compensation	—	—	—	—	—	—	(23.0)	(23.0)
Depreciation and amortization	(13.1)	(25.5)	(17.0)	(9.4)	—	(65.0)	(1.4)	(66.4)

Operating earnings (loss)	$87.1	$194.8	$64.1	$24.4	$—	$370.4	$(69.8)	$300.6

Total assets	$1,083.3	$1,801.3	$730.5	$112.7	$—	$3,727.8	$154.8	$3,882.6

	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Year ended December 31, 2005 (Reclassified)
Net sales	$685.0	$1,518.3	$820.7	$233.6	$(68.5)	$3,189.1	$—	$3,189.1

Segment earnings (loss)	95.3	190.2	77.0	29.3	—	391.8	(31.8)	360.0
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	(0.2)	(6.0)	—	—	—	(6.2)	(16.2)	(22.4)
Reorganization costs	(3.3)	(20.2)	(2.9)	—	—	(26.4)	(2.7)	(29.1)
Impairment/write-off of assets	—	(1.6)	(0.9)	—	—	(2.5)	—	(2.5)
Stock-based compensation	—	—	—	—	—	—	(62.4)	(62.4)
Depreciation and amortization	(10.6)	(20.0)	(17.3)	(9.3)	—	(57.2)	(0.4)	(57.6)

Operating earnings (loss)	$81.2	$142.4	$55.9	$20.0	$—	$299.5	$(113.5)	$186.0

Total assets	$787.1	$1,748.2	$655.5	$74.3	$—	$3,265.1	$259.5	$3,524.6

	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Year ended December 31, 2004 (Reclassified)
Net sales	$473.1	$222.2	$—	$195.6	$(52.3)	$838.6	$—	$838.6

Segment earnings (loss)	87.4	43.2		27.2		157.8	(10.4)	147.4
Adjustments to reconcile to reported operating earnings (loss):
Stock-based compensation	—	—	—	—	—	—	(32.2)	(32.2)
Depreciation and amortization	(6.3)	(3.4)	—	(9.3)	—	(19.0)	(0.2)	(19.2)

Operating earnings (loss)	$81.1	$39.8	$—	$17.9	$—	$138.8	$(42.8)	$96.0

(a)	The United States Playing Card Company business is included in the Branded consumables segment effective June 28, 2004, the date of its acquisition.
(b)	The Consumer solutions business, acquired with the acquisition of American Household, Inc. (the “AHI Acquisition”), is included in the Consumer solutions segment effective January 24, 2005, and The Holmes Group business is included in the Consumer solutions segment effective July 18, 2005, the date of its acquisition.
(c)	The Outdoor solutions segment was created upon the purchase of the Coleman business with the AHI Acquisition, effective January 24, 2005.
(d)	Intersegment sales are recorded at cost plus an agreed upon profit on sales.
(e)	For the year ended December 31, 2006, unallocated costs include a net reversal of $0.5 million of reorganization and acquisition-related integration costs and $23 million of stock-based compensation costs related to the issuance of stock options and restricted shares of the Company’s common stock to employees and Directors of the Company.

For the year ended December 31, 2005, unallocated costs include $2.7 million (see Note 16) of reorganization and acquisition-related integration costs, and for the years ended December 31, 2005 and 2004, $62.4 and $32.2 million, respectively, of non-cash compensation related to the issuance of stock options and restricted shares of Company common stock to employees and Directors of the Company.

Geographic Area Information

The Company’s operations are principally within the United States. The Company’s international operations are mainly based in Europe, Canada, Latin America and Japan.

	Domestic	International	Total
	(in millions)
2006
Net sales	$2,898.5	$947.8	$3,846.3
Long-lived assets(1)	2,105.0	168.7	2,273.7

2005
Net sales	2,416.5	772.6	3,189.1
Long-lived assets(1)	1,874.9	140.1	2,015.0

2004
Net sales	760.0	78.6	838.6
Long-lived assets(1)	658.9	28.9	687.8

(1)	Capital assets, goodwill and intangibles

18. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (loss) at December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
	(in millions)
Foreign currency translation adjustment	$12.5	$1.2
Derivative financial instruments	10.1	0.1
Accrued benefit costs	3.9	(5.3)

Total accumulated other comprehensive income	$26.5	$(4.0)

19. Condensed Consolidating Financial Statements

The Company’s 9 3/4% Senior Subordinated Notes (see Note 9) are fully guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these Senior Subordinated Notes. Following the AHI Acquisition in 2005, the Non-Guarantor Subsidiaries are no longer considered minor and, as such, the Company has presented below the summarized condensed consolidating financial statements of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis as of and for the years ended December 31, 2006 and 2005.

Condensed Consolidating Statements of Income (in millions)

	Year Ended December 31, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,918.4	$1,114.7	$(186.8)	$3,846.3
Costs and expenses	64.4	2,656.8	1,011.3	(186.8)	3,545.7

Operating (loss) earnings	(64.4)	261.6	103.4	—	300.6
Other expense, net	41.5	112.6	40.5	—	194.6
Equity in the income of subsidiaries	211.9	63.7	—	(275.6)	—

Net income	$106.0	$212.7	$62.9	$(275.6)	$106.0

	Year Ended December 31, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,668.9	$942.8	$(422.6)	$3,189.1
Costs and expenses	113.4	2,438.8	873.5	(422.6)	3,003.1

Operating (loss) earnings	(113.4)	230.1	69.3	—	186.0
Other expense, net	79.0	21.9	24.4	—	125.3
Equity in the income of subsidiaries	253.1	48.2	—	(301.3)	—

Net income	$60.7	$256.4	$44.9	$(301.3)	$60.7

Condensed Consolidating Balance Sheets (in millions):

	As of December 31, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$140.6	$725.7	$698.2	$(0.8)	$1,563.7
Investment in subsidiaries	2,900.0	369.9	—	(3,269.9)	—
Non-current assets	99.9	2,565.4	130.6	(477.0)	2,318.9

Total assets	$3,140.5	$3,661.0	$828.8	$(3,747.7)	$3,882.6

Liabilities and stockholders’ equity
Current liabilities	$78.0	$439.4	$206.7	$—	$724.1
Non-current liabilities	1,805.1	341.8	232.0	(477.8)	1,901.1
Stockholders’ equity	1,257.4	2,879.8	390.1	(3,269.9)	1,257.4

Total liabilities and stockholders’ equity	$3,140.5	$3,661.0	$828.8	$(3,747.7)	$3,882.6

	As of December 31, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$226.0	$958.0	$303.9	$(23.5)	$1,464.4
Investment in subsidiaries	2,762.4	104.1	—	(2,866.5)	—
Non-current assets	32.8	2,387.0	245.9	(605.5)	2,060.2

Total assets	$3,021.2	$3,449.1	$549.8	$(3,495.5)	$3,524.6

Liabilities and stockholders’ equity
Current liabilities	$93.4	$408.0	$212.2	$0.9	$714.5
Non-current liabilities	1,924.0	293.8	218.4	(629.9)	1,806.3
Stockholders’ equity	1,003.8	2,747.3	119.2	(2,866.5)	1,003.8

Total liabilities and stockholders’ equity	$3,021.2	$3,449.1	$549.8	$(3,495.5)	$3,524.6

Condensed Consolidating Statements of Cash Flows (in millions):

	Year Ended December 31, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities, net	$171.8	$32.8	$31.4	$—	$236.0
Financing activities:
Proceeds from revolving credit borrowings	307.2	—	197.0	—	504.2
Payments on revolving credit borrowings	(307.2)	—	(197.0)	—	(504.2)
(Payments on) proceeds from intercompany transactions	(50.0)	37.4	12.6	—	—
Payments on long-term debt	(80.0)	(1.3)	(5.6)	—	(86.9)
Borrowings from foreign lines of credit, net	—	—	(6.6)	—	(6.6)
Proceeds from issuance of stock, net of transactions fees	145.3	—	—	—	145.3
Repurchase of common stock	(50.0)	—	—	—	(50.0)
Debt issuance costs	(3.3)	—	(0.5)	—	(3.8)
Proceeds from recouponing of interest rate swaps	6.6	—	—	—	6.6
Other		(0.2)	—	—	(0.2)

Net cash provided by (used in) financing activities	(31.4)	35.9	(0.1)	—	4.4

Investing activities:
Additions to property, plant and equipment	(0.4)	(53.6)	(14.8)	—	(68.8)
Acquisition of business, net of cash acquired	(198.7)	(11.1)	—	—	(209.8)
Other	—	1.0	0.1	—	1.1

Net cash provided by (used in) investing activities	(199.1)	(63.7)	(14.7)	—	(277.5)

Effect of exchange rate changes on cash	—	—	2.6	—	2.6
Net increase (decrease) in cash and cash equivalents	(58.7)	5.0	19.2	—	(34.5)
Cash and cash equivalents at beginning of year	184.5	(4.6)	57.2	—	237.1

Cash and cash equivalents at end of year	$125.8	$0.4	$76.4	$—	$202.6

	Year Ended December 31, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
Net cash (used in) provided by operating activities	$(146.8)	$298.4	$89.3	$—	$240.9
Financing activities:
Proceeds from revolving credit borrowings	373.1	—	—	—	373.1
Payments on revolving credit borrowings	(373.1)	—	—	—	(373.1)
Proceeds (payments) from (to) intercompany transactions	349.5	(320.1)	(29.4)	—	—
Proceeds from issuance of long-term debt	1,310.8	—	56.0	—	1,366.8
Payments on long-term debt	(369.9)	—	—	—	(369.9)
Proceeds from issuance of stock, net of transaction fees	356.2	—	—	—	356.2
Repurchase of common stock	(35.4)	—	—	—	(35.4)
Proceeds from recouponing of interest rate swaps	16.8	—	—	—	16.8
Debt issuance costs	(20.3)	—	(1.0)	—	(21.3)
Other	19.1	(0.4)	(12.1)	—	6.6

Net cash provided by (used in) financing activities	1,626.8	(320.5)	13.5	—	1,319.8

Investing activities:
Additions to property, plant and equipment	(0.9)	(45.7)	(11.9)	—	(58.5)
Acquisition of business, net of cash acquired	(1,311.1)	57.0	(35.5)	—	(1,289.6)
Other	—	7.0	—	—	7.0

Net cash (used in) provided by investing activities	(1,312.0)	18.3	(47.4)	—	(1,341.1)

Effect of exchange rate changes on cash	—	—	(3.2)	—	(3.2)
Net (decrease) increase in cash and cash equivalents	168.0	(3.8)	52.2	—	216.4
Cash and cash equivalents at beginning of year	16.5	(0.8)	5.0	—	20.7

Cash and cash equivalents at end of year	$184.5	$(4.6)	$57.2	$—	$237.1

The amounts reflected as proceeds (payments) from (to) intercompany transactions represent cash flows originating from transactions conducted between guarantor subsidiaries, non-guarantor subsidiaries and parent in the normal course of business operations.

20. Quarterly Results of Operations (Unaudited)

Summarized quarterly results of operations for 2006 and 2005 were as follows (see Note 3 for a discussion of the Company’s acquisitions that occurred during these periods):

	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter	Total
	(millions of dollars, except per share amounts)
2006
Net sales	$791.7	$962.0	$1,033.1	$1,059.5	$3,846.3
Gross profit	185.7	232.1	265.2	259.3	942.3
Net income	5.7	13.3	51.3	35.7	106.0
Basic earnings per share(2)	0.09	0.21	0.79	0.53	1.62
Diluted earnings per share(2)	0.09	0.20	0.78	0.52	1.59

2005
Net sales	$521.3	$754.4	$938.0	$975.4	$3,189.1
Gross profit	120.9	196.5	238.7	230.7	786.8
Net income	—	32.8	25.4	2.5	60.7
Basic (loss) earnings per share(2)	(0.51)	0.13	0.41	0.04	0.23
Diluted (loss) earnings per share(2)	(0.51)	0.12	0.40	0.04	0.22

(1)	Third quarter of 2005 includes a non-cash restricted stock charge of $29.8 million and related tax benefit.
(2)

Earnings per share calculations for each quarter are based on the weighted average number of shares outstanding for each period, and the sum of the quarterly amounts may not necessarily equal the annual earnings per share amounts.

21. Subsequent Events

As discussed in Note 9, Debt, on January 29, 2007, the Company launched a cash tender offer (the “Tender Offer”) for its $180 million aggregate principal amount 9 3/4% Senior Subordinated Notes due 2012. As of the consent date of February 9, 2007, the Company purchased approximately $167 million, or approximately 93% of the aggregate principal amount outstanding of its 9 3/4% Senior Subordinated Notes due 2012. In connection with such purchase, the Company also paid a tender premium of approximately $9.5 million for such notes.

On February 13, 2007, the Company completed its registered public offering for $550 million aggregate principal amount of 7 1/2% Senior Subordinated Notes due 2017. On February 14, 2007, the Company completed an add-on offering of $100 million principal amount of 7 1/2% Senior Subordinated Notes due 2017. The net proceeds of approximately $636 million from the new senior subordinated notes offerings will be used to fund the Tender Offer, pay down a portion of the outstanding term loan balance under its senior credit facilities and for general corporate purposes, including the funding of capital expenditures and potential acquisitions. The Company also amended certain aspects of its Senior Credit Facility, effective February 13, 2007, to allow for the paydown of the 9 3/4% Senior Subordinated Notes due 2012 in its entirety, appoint a new administrative agent; reduce the applicable margin on Term Loan B1 from 1% to .75% per annum for base rate loans and from 2% to 1.75% for Eurodollar loans; add the ability of the Company to enter into one or more incremental term loans and to increase our revolving loan commitments in an aggregate principal amount not to exceed $750 million, of which an aggregate $150 million can be utilized to increase our revolving loan commitments; and modify certain of its restrictive and financial covenants, among other things. The Tender Offer, new senior subordinated notes offerings and the amendment to the Senior Credit Facility are collectively referred to herein as the “Financing Transactions.”

As of the consent date (February 9, 2007) of the Tender Offer and in conjunction with the Financing Transactions, the Company recorded a loss on early extinguishment of debt in its Consolidated Statements of Income consisting of: (a) the tender premium of approximately $9.5 million; (b) the write-off of related unamortized deferred debt issuance costs of approximately $3.7 million; (c) the write-off of the fair market value of the interest rate swaps related to the 9 3/4% Senior Subordinated Notes due 2012 ($4.5 million liability) included within the non-debt balances arising from interest rate swap activity in the Consolidated Balance Sheet; (d) the write-off of unamortized recouponment proceeds of approximately $3.7 million; and (e) other related write-offs and expenses of approximately $0.6 million. Additional tender premium and related expenses will be similarly treated when incurred.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the periods covered by this Annual Report on Form 10-K.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and the above criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006.

On August 31, 2006, the Company completed the acquisition of the firelog and firestarter business of Conros Corporation, Conros International Ltd and Java Logg Global Corporation (“Pine Mountain”), a privately held company. The Company has excluded from its assessment of and conclusion on the effectiveness of internal controls over financial reporting, the Pine Mountain internal controls over financial reporting. As of December 31, 2006, Pine Mountain constituted 4% of the Company’s consolidated assets and 2% of the Company’s net sales for the year then ended.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter ended December 31, 2006, there was no change in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

Jarden Corporation has adopted a “Business Conduct and Ethics Policy” (“Code”) for all its employees, including its principal executive officer, principal financial officer and principal accounting officer. The Code is available on our Internet website at http://www.jarden.com, at the tab “Governance”.

Other information required by Item 10, including information regarding directors, membership and function of the audit committee, including the financial expertise of its members, and Section 16(a) compliance, appearing under the captions “Election of Directors”, “Information Regarding Board of Directors and Committees” and “Other Matters” of the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference. The Company intends to file its Proxy Statement with the Commission not later than 120 days after December 31, 2006.

Item 11.	Executive Compensation

The information required by Item 11 appearing under the captions “Compensation of Directors” and “Executive Compensation” of the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference. The Company intends to file its Proxy Statement with the Commission not later than 120 days after December 31, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 appearing under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” of the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference. The Company intends to file its Proxy Statement with the Commission not later than 120 days after December 31, 2006.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 appearing under the captions “Information Regarding Board of Directors and Committees” and “Certain Relationships and Related Transactions” of the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference. The Company intends to file its Proxy Statement with the Commission not later than 120 days after December 31, 2006.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 appearing under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm—Fees Paid to Ernst & Young LLP” of the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference. The Company intends to file its Proxy Statement with the Commission not later than 120 days after December 31, 2006.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

(1)	Financial Statements:

Location In Form 10-K

Reports of independent registered public accounting firm	Item 8

Consolidated statements of income—Years ended December 31, 2006, 2005 and 2004	Item 8

Consolidated balance sheets—December 31, 2006 and 2005	Item 8

Consolidated statements of cash flows—Years ended December 31, 2006, 2005 and 2004	Item 8

Consolidated statements of changes in stockholders’ equity—Years ended December 31, 2006, 2005 and 2004	Item 8

Notes to consolidated financial statements	Item 8

(2)	Financial Statement Schedule:

See Schedule II of this Form 10-K.

(3) Exhibits:

Copies of exhibits incorporated by reference can be obtained from the Commission and are located in Commission File No. 001-13665.

Exhibit Number	Description of Exhibit
2.1	Securities Purchase Agreement, dated as of September 19, 2004, by and among American Household, Inc., Jarden Corporation, Morgan Stanley Senior Funding, Inc., Wachovia Bank National Association, Banc of America Strategic Solutions, Inc., Jerry W. Levin, 1st Trust & Co. FBO, Jerry W. Levin, Rollover, 1st Trust & Co. FBO, Jerry W. Levin, IRA SEP and Abby L. Levin Trust (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 23, 2004, and incorporated herein by reference).

2.2	Purchase Agreement, dated as of September 19, 2004, between Jarden Corporation and Warburg Pincus Private Equity VIII, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on September 23, 2004, and incorporated herein by reference).

2.3	Agreement and Plan of Merger dated as of June 28, 2005 by and among Jarden Corporation, JCS/THG, LLC, The Holmes Group, Inc., Berkshire Investors LLC, Berkshire Fund IV, Limited Partnership, Berkshire Fund V, Limited Partnership, Jordan A. Kahn, The Jordan A. Kahn Family Limited Partnership and the other parties on the signature pages thereto (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with Commission on July 5, 2005, and incorporated herein by reference).

2.4	Amendment No. 1, dated July 18, 2005, to the Agreement and Plan of Merger dated as of June 28, 2005 among Jarden Corporation, JCS/THG, LLC, The Holmes Group, Inc., Berkshire Investors LLC, Berkshire Fund IV, Limited Partnership, Berkshire Fund V, Limited Partnership, Jordan A. Kahn, The Jordan A. Kahn Family Limited Partnership and the other parties on the signature pages thereto (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 20, 2005, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K, filed with the Commission on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the Commission on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Jarden Corporation (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the Commission on June 15, 2005, and incorporated herein by reference).

3.4	Certificate of Designations, Preferences and Rights of Series B Convertible Participating Preferred Stock of Jarden Corporation and the Certificate of Correction thereto (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2005, and incorporated herein by reference).

3.5	Certificate of Designations, Preferences and Rights of Series C Mandatory Convertible Participating Preferred Stock of Jarden Corporation and the Certificate of Correction thereto (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2005, and incorporated herein by reference).

3.6	Certificate of Elimination of the Series C Mandatory Convertible Participating Preferred Stock of Jarden Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 20, 2005, and incorporated herein by reference).

3.7	Certificate of Elimination of the Series B Convertible Participating Preferred Stock of Jarden Corporation (filed as Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2005, and incorporated herein by reference).

3.8	Bylaws of the Company (filed as Exhibit C to the Company's Definitive Proxy Statement, filed with the Commission on November 26, 2001, and incorporated herein by reference).

4.1	Indenture, dated as of April 24, 2002 (the “April 2002 Indenture”), among the Company, Alltrista Newco Corporation, Alltrista Plastics Corporation, Alltrista Unimark, Inc., Alltrista Zinc Products, L.P., Caspers Tin Plate Company, Hearthmark, Inc., Lafayette Steel & Aluminum Corporation, LumenX Corporation, Penn Video, Inc., Quoin Corporation, Tilia, Inc., Tilia Direct, Inc., Tilia International, Inc., TriEnda Corporation, Unimark Plastics, Inc., and The Bank of New York, as trustee, and form of Old Note attached as Exhibit A thereto (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the Commission on May 9, 2002, and incorporated herein by reference).

4.2	First Supplemental Indenture to the April 2002 Indenture, dated as of May 7, 2003, among the Company, the guarantors named therein and The Bank of New York, as trustee, and form of note attached as Exhibit A thereto, (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

4.3	Second Supplemental Indenture to the April 2002 Indenture, dated as of May 28, 2003, among the Company, the guarantors named therein and The Bank of New York, as trustee (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

4.4	Third Supplemental Indenture to the April 2002 Indenture, dated as of September 25, 2003, among the Company, the guarantors named therein and The Bank of New York, as trustee (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
4.5	Fourth Supplemental Indenture to the April 2002 Indenture, dated as of April 16, 2004, among the Company, the guarantors named therein and The Bank of New York, as trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 filed with the Commission on August 9, 2004, and incorporated herein by reference).

4.6	Fifth Supplemental Indenture to the April 2002 Indenture, dated as of July 23, 2004, among the Company, the guarantors named therein and The Bank of New York, as trustee (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 filed with the Commission on August 9, 2004, and incorporated herein by reference).

4.7	Sixth Supplemental Indenture to the April 2002 Indenture, dated as of February 24, 2005, among the Company, the guarantors named therein and The Bank of New York, as trustee (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 2, 2005, and incorporated herein by reference).

4.8	Seventh Supplemental Indenture to the April 2002 Indenture, dated as of August 4, 2005, among the Company, the Guarantors named therein and The Bank of New York, as trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2005, and incorporated herein by reference).

4.9	Eighth Supplemental Indenture to the April 2002 Indenture, dated as of August 16, 2006, among the Company, the Guarantors named therein and The Bank of New York, as trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on October 27, 2006, and incorporated herein by reference).

4.10	Ninth Supplemental Indenture to the April 2002 Indenture, dated as of September 22, 2006, among the Company, the Guarantors named therein and The Bank of New York, as trustee (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on October 27, 2006, and incorporated herein by reference).

4.11	Tenth Supplemental Indenture to the April 2002 Indenture, dated as of February 12, 2007, among the Company, the guarantors named therein and The Bank of New York, as trustee (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2007 and incorporated herein by reference).

4.12	Base Indenture, dated February 13, 2007 (the “2007 Indenture”), among the Company and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2007 and incorporated herein by reference).

4.13	First Supplemental Indenture to the 2007 Indenture, dated February 13, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2007 and incorporated herein by reference).

4.14	Second Supplemental Indenture to the 2007 Indenture, dated February 14, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2007 and incorporated herein by reference).

†10.1	Form of Indemnification Agreement (filed as Exhibit 10.13 to the Company’s Registration Statement on Form 10, filed with the Commission on March 17, 1993, and incorporated herein by reference).

†10.2	List of Directors and Executive Officers party to Exhibit 10.6 (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 1996, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
†10.3	Alltrista Corporation 1998 Long Term Equity Incentive Plan, as amended and restated (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

†10.4	Alltrista Corporation 2001 Stock Option Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2001, and incorporated herein by reference).

†10.5	Amendment No. 1 to the Alltrista Corporation 2001 Stock Option Plan (filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

†10.6	Second Amended and Restated Employment Agreement, dated as of January 24, 2005, between the Company and Martin E. Franklin (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2005, and incorporated herein by reference).

†10.7	Second Amended and Restated Employment Agreement, dated as of January 24, 2005, between the Company and Ian G.H. Ashken (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2005, and incorporated herein by reference).

†10.8	Employment Agreement between the Company and J. David Tolbert, dated as of January 1, 2002 (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K/A, filed with the Commission on October 17, 2002, and incorporated herein by reference).

†10.9	Amended and Restated Employment Agreement between the Company and James E. Lillie, dated as of January 24, 2005 (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2005, and incorporated herein by reference).

†10.10	Employment Agreement, dated as of May 3, 2003, between the Company and Desiree DeStefano (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 filed with the Commission on May 7, 2004, and incorporated herein by reference).

†10.11	Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Martin E. Franklin (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002 and incorporated herein by reference).

†10.12	Amendment No. 1, dated as of February 7, 2002, to Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Martin E. Franklin (filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

†10.13	Amendment No. 2, dated as of April 15, 2002, to Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Martin E. Franklin (filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

†10.14	Amendment No. 3, dated as of July 15, 2002, to Restricted Stock Award Agreement dated January 2, 2002 between the Company and Martin E. Franklin (filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

†10.15	Amendment No. 4, dated as of September 4, 2003, to Restricted Stock Award Agreement dated January 2, 2002 between the Company and Martin E. Franklin (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
†10.16	Amendment No. 5, dated as of October 2, 2003, to Restricted Stock Award Agreement dated January 2, 2002 between the Company and Martin E. Franklin (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on October 27, 2003, and incorporated herein by reference).

†10.17	Amendment No. 6, dated as of October 31, 2003, to the Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Martin E. Franklin (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 14, 2003, and incorporated herein by reference).

†10.18	Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Martin E. Franklin (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

†10.19	Amendment No. 1, dated as of September 4, 2003, to the Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Martin E. Franklin. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

†10.20	Amendment No. 2, dated as of October 2, 2003, to the Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Martin E. Franklin (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on October 27, 2003, and incorporated herein by reference).

†10.21	Amendment No. 3, dated as of October 31, 2003, to the Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Martin E. Franklin (filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 14, 2003, and incorporated herein by reference).

†10.22	Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

†10.23	Amendment No. 1, dated as of February 7, 2003, to Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

†10.24	Amendment No. 2, dated as of April 15, 2002, to Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

†10.25	Amendment No. 3, dated as of July 25, 2002, to Restricted Stock Award Agreement dated January 2, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

†10.26	Amendment No. 4, dated as of September 4, 2003, to Restricted Stock Award Agreement dated January 2, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

†10.27	Amendment No. 5, dated as of October 2, 2003, to Restricted Stock Award Agreement dated January 2, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on October 27, 2003, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
†10.28	Amendment No. 6, dated as of October 31, 2003, to the Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 14, 2003, and incorporated herein by reference).

†10.29	Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Ian G.H. Ashken (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

†10.30	Amendment No. 1, dated as of September 4, 2003, to the Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Ian G.H. Ashken (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

†10.31	Amendment No. 2, dated as of October 2, 2003, to the Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Ian G.H. Ashken (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on October 27, 2003, and incorporated herein by reference).

†10.32	Amendment No. 3, dated as of October 31, 2003, to the Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Ian G.H. Ashken (filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 14, 2003, and incorporated herein by reference).

†10.33	Restricted Stock Award Agreement, dated as of August 4, 2003, between the Company and James E. Lillie (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

†10.34	Amendment No. 1, dated as of September 4, 2003, to the Restricted Stock Award Agreement, dated as of August 4, 2003, between the Company and James E. Lillie (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

†10.35	Amendment No. 2, dated as of October 2, 2003, to the Restricted Stock Award Agreement, dated as of August 4, 2003, between the Company and James E. Lillie (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Commission on October 27, 2003, and incorporated herein by reference).

†10.36	Amendment No. 3, dated as of October 31, 2003, to the Restricted Stock Award Agreement, dated as of August 4, 2003, between the Company and James E. Lillie (filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 14, 2003, and incorporated herein by reference).

†10.37	Restricted Stock Award Agreement, dated as of June 23, 2005, between the Company and Martin E. Franklin (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2005, and incorporated herein by reference).

†10.38	Restricted Stock Award Agreement, dated as of June 23, 2005, between the Company and Ian G.H. Ashken (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2005, and incorporated herein by reference).

†10.39	Restricted Stock Award Agreement, dated as of June 23, 2005, between the Company and James E. Lillie (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2005, and incorporated herein by reference).

†10.40	Amended and Restated Jarden Corporation 2003 Stock Incentive Plan (incorporated by reference from Annex C to the Company’s 2005 Definitive Proxy Statement with respect to the Company’s 2005 Annual Meeting of Stockholders, as filed with the Commission on March 9, 2005).

Exhibit Number	Description of Exhibit
†10.41	Jarden Corporation 2003 Employee Stock Purchase Plan (incorporated by reference from Annex C to the Company’s 2003 Definitive Proxy Statement with respect to the Company’s 2003 Annual Meeting of Stockholders, as filed with the Commission on March 28, 2003).

†10.42	Amendment No. 1 to the Jarden Corporation 2003 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on April 13, 2005, and incorporated herein by reference).

†10.43	Amendment No. 2 to the Jarden Corporation 2003 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on May 5, 2005, and incorporated herein by reference).

10.44	Credit Agreement, dated as of January 24, 2005, among Jarden Corporation, as the borrower, Canadian Imperial Bank of Commerce, as administrative agent, Citicorp USA, Inc., as syndication agent, and Bank of America, N.A., National City Bank of Indiana and SunTrust Bank, as co-documentation agents, and Citigroup Global Markets Inc. and CIBC World Markets Corp., as joint-lead arrangers and joint book-running managers, and the lenders and letters of credit issuers parties thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2005, and incorporated herein by reference).

10.45	Pledge and Security Agreement, dated as of January 24, 2005, by and among Jarden Corporation and the several subsidiary grantors signatories thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2005, and incorporated herein by reference).

10.46	Guaranty, dated as of January 24, 2005, of the several subsidiary guarantors signatories thereto (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2005, and incorporated herein by reference).

10.47	Amendment No. 1 to the Credit Agreement dated April 11, 2005 by and among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 13, 2005, and incorporated herein by reference).

10.48	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on April 13, 2005, and incorporated herein by reference).

10.49	Amendment No. 2 to the Credit Agreement and Amendment No. 1 to Pledge and Security Agreement dated July 18, 2005 by and among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 20, 2005, and incorporated herein by reference).

10.50	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 20, 2005, and incorporated herein by reference).

10.51	Amendment No. 3 to the Credit Agreement dated December 21, 2005 by and among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 9, 2006, and incorporated herein by reference).

10.52	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 9, 2006, and incorporated herein by reference).

10.53	Amendment No. 4 to the Credit Agreement dated February 24, 2006 by and among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.53 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 9, 2006, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
10.54	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 9, 2006, and incorporated herein by reference).

10.55	Amendment No. 5 to the Credit Agreement and Amendment No. 2 to Pledge and Security Agreement dated August 23, 2006 by and among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on October 27, 2006, and incorporated herein by reference).

10.56	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on October 27, 2006, and incorporated herein by reference).

10.57	Amendment No. 6 to the Credit Agreement dated December 14, 2006 by and among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 19, 2006, and incorporated herein by reference).

10.58	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on December 19, 2006, and incorporated herein by reference).

10.59	Amendment No. 7 to Credit Agreement and Amendment No. 3 to Pledge and Security Agreement dated February 13, 2007, among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2007 and incorporated herein by reference).

10.60	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2007 and incorporated herein by reference).

10.61	Receivables Contribution and Sale Agreement, dated as of August 24, 2006, by and among The Coleman Company Inc. and Sunbeam Products, Inc., as originators, and Jarden Receivables LLC, as buyer (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with Commission on August 30, 2006, and incorporated herein by reference).

10.62	Loan Agreement, dated as of August 24, 2006, by and among Jarden Receivables LLC, as borrower, Jarden Corporation, as initial servicer, Three Pillars Funding LLC, as lender, and SunTrust Capital Markets, Inc., as administrator (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with Commission on August 30, 2006, and incorporated herein by reference).

10.63	Lender Note, dated as of August 24, 2006, executed by Jarden Receivables, LLC, as borrower, in favor of Three Pillars Funding LLC, as lender (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with Commission on August 30, 2006, and incorporated herein by reference).

10.64	Performance Undertaking, dated as of August 24, 2006, executed by Jarden Corporation, as performance guarantor, in favor of Jarden Receivables LLC, as beneficiary (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with Commission on August 30, 2006, and incorporated herein by reference).

10.65	Form of the 9 3/4% Senior Subordinated Notes Due 2012 (filed as Exhibit 10.40 to Company’s Annual Report on Form 10-K, filed with the Commission on February 28, 2003 and incorporated herein by reference).

10.66	Form of 7 1/2% Senior Subordinated Note due 2017 (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2007 and incorporated herein by reference).

Exhibit Number	Description of Exhibit
*12.1	Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm.

*24.1	Power of Attorney (included on the signature page hereto).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
†	This Exhibit represents a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JARDEN CORPORATION
(Registrant)

By:	/S/ MARTIN E. FRANKLIN
Martin E. Franklin Chairman and Chief Executive Officer February 20, 2007

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

/S/ MARTIN E. FRANKLIN Martin E. Franklin	Chairman and Chief Executive Officer (Principal Executive Officer)	February 20, 2007

/S/ IAN G.H. ASHKEN Ian G.H. Ashken	Vice Chairman, Chief Financial Officer and Company Secretary (Principal Financial Officer)	February 20, 2007

/S/ RICHARD T. SANSONE Richard T. Sansone	Principal Accounting Officer	February 20, 2007

/S/ RENÉ-PIERRE Azria René-Pierre Azria	Director	February 20, 2007

/S/ DOUGLAS W. HUEMME Douglas W. Huemme	Director	February 20, 2007

/S/ CHARLES KAYE Charles Kaye	Director	February 20, 2007

/S/ RICHARD L. MOLEN Richard L. Molen	Director	February 20, 2007

/S/ IRWIN D. SIMON Irwin D. Simon	Director	February 20, 2007

/S/ ROBERT L. WOOD Robert L. Wood	Director	February 20, 2007

Schedule II

JARDEN CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in millions)

	Balance at beginning of period	Charges to costs and expense	Deductions from reserves(1)	Other(2)	Balance at end of period
Reserves against accounts receivable:
2006	$(41.2)	$(85.1)	$73.2	$5.8	$(47.3)
2005	(14.2)	(50.0)	50.4	(27.4)	(41.2)
2004	(11.9)	(44.1)	43.7	(1.9)	(14.2)
Valuation allowance against deferred taxes:
2006	(26.2)	(1.5)	1.2	(2.3)	(28.8)
2005	(1.0)	(0.2)	36.1	(61.1)	(26.2)
2004	(1.0)	—	—	—	(1.0)

(1)	Valuation allowance against deferred taxes in 2005 reflects a reclassification to “other non-current liabilities” on the Consolidated Balance Sheet in order to conform with current year presentation.
(2)	Principally consisting of acquisitions and foreign currency translation.

JARDEN CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2006

EXHIBIT INDEX

Copies of exhibits incorporated by reference can be obtained from the Commission and are located in Commission File No. 001-13665.

Exhibit Number	Description of Exhibit

*12.1	Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm.

*24.1	Power of Attorney.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
†	This Exhibit represents a management contract or a compensatory plan.