Form 10-Q
period 2007-03-31
JARDEN CORP
filed 2007-04-27
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2007
Common Stock, par value $ 0.01 per share	71,852,950 shares

JARDEN CORPORATION

Quarterly Report on Form 10-Q

For the three months ended March 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share amounts)

	Three months ended March 31,
	2007	2006
Net sales	$820.9	$791.7
Cost of sales	619.6	606.0
Selling, general and administrative expenses (including non-cash compensation of $6.8 and $5.4 for the three months ended March 31, 2007 and 2006, respectively)	151.2	141.8
Reorganization and acquisition-related integration costs, net	9.1	9.4

Operating earnings	41.0	34.5
Interest expense, net	25.0	25.6
Loss on early extinguishment of debt	14.8	—

Income before taxes	1.2	8.9
Income tax (benefit) provision	(0.2)	3.2

Net income	$1.4	$5.7

Earnings per share:
Basic	$0.02	$0.09
Diluted	$0.02	$0.09
Weighted average shares outstanding:
Basic	69.0	65.6
Diluted	70.3	66.5

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)

	March 31, 2007	December 31, 2006
Assets:
Cash and cash equivalents	$391.5	$202.6
Accounts receivable, net of allowances of $45.8 and $47.3 at March 31, 2007 and December 31, 2006, respectively	505.1	558.8
Inventories	722.0	659.2
Deferred taxes on income	105.9	98.3
Prepaid expenses and other current assets	43.7	44.8

Total current assets	1,768.2	1,563.7

Property, plant and equipment, net	345.1	345.8
Goodwill	1,194.3	1,223.7
Intangibles, net	702.6	704.2
Other assets	56.8	45.2

Total assets	$4,067.0	$3,882.6

Liabilities:
Short-term debt and current portion of long-term debt	$54.8	$19.2
Accounts payable	288.1	303.3
Accrued salaries, wages and employee benefits	54.1	95.8
Taxes on income	16.5	14.5
Deferred consideration for acquisitions	20.8	29.4
Other current liabilities	240.4	261.9

Total current liabilities	674.7	724.1

Long-term debt	1,691.5	1,421.8
Deferred taxes on income	208.5	210.3
Other non-current liabilities	223.8	269.0

Total liabilities	2,798.5	2,625.2

Stockholders’ equity:
Preferred stock ($0.01 par value, 5.0 shares authorized, no shares issued and outstanding at March 31, 2007 and December 31, 2006)	—	—
Common stock ($0.01 par value, 150.0 shares authorized, 72.8 shares issued at March 31, 2007 and December 31, 2006)	0.7	0.7
Additional paid-in capital	1,006.0	999.3
Retained earnings	262.1	261.3
Accumulated other comprehensive income	28.0	26.5
Less: Treasury stock (1.0 and 1.2 shares, at cost, at March 31, 2007 and December 31, 2006, respectively)	(28.3)	(30.4)

Total stockholders’ equity	1,268.5	1,257.4

Total liabilities and stockholders’ equity	$4,067.0	$3,882.6

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three months ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net income	$1.4	$5.7
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	18.2	15.8
Other non-cash items	8.3	7.3
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	59.1	26.7
Inventory	(61.9)	(90.0)
Accounts payable	(16.5)	22.0
Other assets and liabilities	(64.1)	(58.5)

Net cash used in operating activities	(55.5)	(71.0)

Cash flows from financing activities:
Net change in short-term debt	27.4	20.1
Proceeds from issuance of long-term debt	650.0	—
Payments on long-term debt	(372.7)	(29.3)
Proceeds from issuance of stock, net of transaction fees	2.4	2.4
Repurchase of common stock	—	(50.0)
Debt issuance and settlements costs	(31.4)	(2.0)
Other	(0.4)	(0.4)

Net cash provided by (used in) financing activities	275.3	(59.2)

Cash flows from investing activities:
Additions to property, plant and equipment	(15.0)	(12.1)
Acquisition of businesses, net of cash acquired	(16.0)	(12.2)
Other	(0.2)	—

Net cash used in investing activities	(31.2)	(24.3)

Effect of exchange rate changes on cash	0.3	0.1

Net increase (decrease) in cash and cash equivalents	188.9	(154.4)
Cash and cash equivalents at beginning of period	202.6	237.1

Cash and cash equivalents at end of period	$391.5	$82.7

Supplemental cash disclosures:
Taxes paid	$10.3	$10.2
Interest paid	26.2	21.3

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Jarden Corporation (the “Company” or “Jarden”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The Condensed Consolidated Balance Sheet at December 31, 2006 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K and any amendment thereto for the year ended December 31, 2006. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Certain reclassifications have been made in the Company’s financial statements of the prior year to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

After the first quarter of 2006, the Company completed four acquisitions that by nature are complementary to the Company’s core businesses and from an accounting standpoint were not significant individually or in the aggregate. Of these four acquisitions, three were included in the Branded Consumables segment and one acquisition was included in the Consumer Solutions segment.

New Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of financial Accounting Standards No.159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 155” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also established presentation and disclosure requirements designed to facilitate comparisons that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not yet assessed the impact of adopting the provisions of SFAS 159.

Adoption of New Accounting Standards

In June 2006, the FASB issued FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. The effect of the adoption of FIN 48 is disclosed in Note 9.

2. Inventories

Inventories are comprised of the following at March 31, 2007 and December 31, 2006:

(in millions)	March 31, 2007	December 31, 2006
Raw materials and supplies	$129.7	$141.8
Work in process	43.0	30.5
Finished goods	549.3	486.9

Total Inventory	$722.0	$659.2

3. Property, Plant and Equipment

Property, plant and equipment, net, consist of the following at March 31, 2007 and December 31, 2006:

(in millions)	March 31, 2007	December 31, 2006
Land	$25.4	$25.2
Buildings	127.2	122.4
Machinery and equipment	456.8	443.3

	609.4	590.9
Less: Accumulated depreciation	(264.3)	(245.1)

Total property, plant and equipment, net	$345.1	$345.8

Depreciation of property, plant and equipment for the three months ended March 31, 2007 and 2006 was $16.5 million and $15.4 million, respectively.

4. Acquisitions and Pending Acquisitions

In April 2007 the Company announced the acquisition of Pure Fishing, Inc., (“Pure Fishing”) a leading global provider of fishing tackle, lures, rods and reels marketed under well known fishing brands including Abu Garcia®, Berkley®, Mitchell®, Stren®, Trilene® and Gulp®. The consideration consisted of $300 million in cash, a $100 million five year subordinated note with a 2% coupon and a warrant exercisable into approximately 2.2 million shares of Jarden common stock with an initial exercise price of $45.32 (subject to adjustment as provided therein). In addition to the upfront purchase price, a contingent purchase price payment based on the future financial performance of the acquired business may be paid. The Pure Fishing acquisition is consistent with the Company’s strategy of purchasing leading, niche consumer-oriented brands with attractive cash flows and strong management. Pure Fishing will be included in the Company’s Outdoor Solutions segment from the acquisition date.

On April 24, 2007 the Company entered into a definitive merger agreement with K2 Inc. (“K2”), a leading provider of branded consumer products in the global sports equipment market. Under the terms of the agreement, the Company will pay $10.85 per share of K2 common stock in cash and will issue 0.1086 of a share of Jarden common stock (subject to adjustment as provided in the merger agreement) for each share of K2 common stock outstanding as of the closing. The cash and Jarden common stock to be issued in the transaction has a combined value of approximately $15.50 per K2 share, based on the closing price of Jarden common stock on the date of signing the merger agreement. The total estimated purchase price is approximately $1.2 billion and is based on approximately 49.5 million K2 shares outstanding, the assumption and repayment of indebtedness totaling approximately $316 million and other consideration. Completion of the K2 merger is subject to customary closing conditions that include, among others, receipt of required approval from K2 stockholders, and required regulatory approvals. The transaction, while expected to close in the third quarter of 2007, may not be completed if any of the closing conditions are not satisfied. Under certain terms specified in the merger agreement, the Company or K2 may terminate the agreement. Under certain circumstances if the agreement is terminated, K2 may be required to pay a termination fee of up to approximately $27.5 million to Jarden. Upon consummation, the transaction will be recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the cost of the acquisition over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed will be recorded as goodwill. The consolidated financial statements and related notes pertain to the Company as a stand-alone entity and do not reflect the impact of the pending business combination transaction with K2.

5. Goodwill and Intangibles

Goodwill at March 31, 2007 and December 31, 2006 is as follows:

(in millions)	Net book value at January 1, 2007	Acquisitions	Foreign Exchange and Other Adjustments	Net book value At March 31, 2007
Branded Consumables	$497.8	$7.5	$(4.3)	$501.0
Consumer Solutions	489.7	—	(9.6)	480.1
Outdoor Solutions	236.2	—	(23.0)	213.2

	$1,223.7	$7.5	$(36.9)	$1,194.3

Intangibles at March 31, 2007 and December 31, 2006 are as follows:

(in millions)	Gross Carrying Amount At January 1, 2007	Additions	Accumulated Amortization and Foreign Exchange	Net book value At March 31, 2007	Amortization Periods
Patents	$0.1	$—	$—	$0.1	30 years
Non-compete agreements	1.7	—	(1.3)	0.4	3-5 years
Manufacturing process and expertise	6.5	—	(4.5)	2.0	7 years
Brand names	1.9	—	(0.1)	1.8	10 years
Customer relationships and distributor channels	115.6	—	(3.6)	112.0	10-25 years
Trademarks and tradenames	585.8	—	0.5	586.3	Indefinite

	$711.6	$—	$(9.0)	$702.6

Amortization of intangibles for the three months ended March 31, 2007 and 2006 was $1.7 million and $0.4 million, respectively

6. Warranty Reserve

The warranty reserve activity for the three months ended March 31, 2007 is as follows:

(in millions)	2007
Warranty reserve at January 1,	$78.1
Acquisitions and other adjustments	(0.1)
Provisions for warranties issued, net	21.9
Warranty claims paid	(32.6)

Warranty reserve at March 31,	$67.3

7. Debt

Debt is comprised of the following at March 31, 2007 and December 31, 2006:

(in millions)	March 31, 2007	December 31, 2006
Senior Credit Facility Term Loans	$975.0	$1,177.5
7 1/2 % Senior Subordinated Notes due 2017	650.0	—
9 3/4 % Senior Subordinated Notes	10.0	179.9
Securitization Facility	—	—
Non-U.S. borrowings	85.9	58.2
Other (primarily capital leases)	25.4	25.8
Non-debt balances arising from interest rate swap activity	—	(0.4)

Total debt	1,746.3	1,441.0

Less: current portion	(54.8)	(19.2)

Total long-term debt	$1,691.5	$1,421.8

During February 2007, the Company completed a registered public offering for $650 million aggregate principal amount of 7 1/2% Senior Subordinated Notes due 2017 (the “Senior Notes”) and received net proceeds of approximately $637 million. Of these proceeds, approximately $184 million was used to purchase 94.4% of the principal amount outstanding of the 9 3/4% Senior Subordinated Notes due 2012 (the “Senior Subordinated Notes”) plus the tender premium and accrued interest. As a result of the purchase of Senior Subordinated Notes the Company recorded a $14.8 million loss on the extinguishment of debt. This loss is primarily comprised of a

$9.6 million tender premium; a loss of $4.5 million related to the termination of $105 million notional amount of interest rate swaps that were designated as fair value hedges against the Senior Subordinated Notes; the write off of $3.7 million of deferred debts issuance costs; and the recognition of $3.7 million of deferred gains that resulted from previously terminated interest rate swaps. The remainder of the principal amount outstanding under the Senior Subordinated Notes is expected to be repurchased during the second quarter of 2007.

Effective February 13, 2007, the Company amended its Senior Credit Facility to: allow for the aforementioned purchase of the Senior Subordinated Notes; reduce applicable margins on term and revolver borrowings; add the ability of the Company to enter into additional incremental term loans not to exceed $750 million; allow the Company to increase its revolving loan commitments in an aggregate principal amount not to exceed $150 million; appoint a new administrative agent; and modify certain of its restrictive and financial covenants, among other things.

8. Contingencies

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

Due to the uncertainty described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of March 31, 2007.

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

9. Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FIN 48. As a result, the Company now applies a more-likely-than-not recognition threshold for all tax uncertainties. The Company measures and recognizes a benefit for tax positions that meet the more-likely-than-not recognition threshold. For tax uncertainties that have a greater than 50% likelihood of being sustained upon examination, the benefit is measured based upon the likely amount to be realized upon ultimate settlement. As a result of the adoption of FIN 48 the Company recognized a $0.6 million decrease in retained earnings as of January 1, 2007.

The Company and certain of its subsidiaries file income tax returns in the United States and other foreign jurisdictions. In 2006 the Internal Revenue Service (“IRS”) commenced an examination of the Company’s 2003 and 2004 U.S. income tax returns and an examination of the 2003 tax return for a subsidiary of the Company. The IRS has not proposed any adjustments to date. The Company is also under examination for the income tax filings in various state and foreign jurisdictions. The Company believes it has provided adequate reserves with respect to potential tax assessments that may arise upon audit.

The Company’s gross unrecognized tax benefit at the date of adoption of FIN 48 is approximately $68 million. This will differ from the amount which would affect the effective tax rate due to the impact of purchase accounting. The amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate are approximately $22 million and the amount of gross unrecognized tax benefits as a result of purchase accounting are approximately $46 million. At March 31, 2007, the Company believes it has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits may significantly change within twelve months.

The Company classifies all interest and penalties on uncertain tax positions as income tax expense, which is consistent with the classification in prior years. As of March 31, 2007, the Company has recorded $8.1 million in liabilities for tax related interest on its Consolidated Balance Sheet. For the three months ended March 31, 2007, the total amount of interest recognized in the statement of income was $0.3 million.

10. Earnings Per Share

	Three months ended March 31,
(in millions, except per share data)	2007	2006
Net income, as reported	$1.4	$5.7
Weighted average shares outstanding:
Basic	69.0	65.6
Dilutive share-based awards	1.3	0.9

Diluted	70.3	66.5

Basic earnings per share	$0.02	$0.09
Diluted earnings per share	$0.02	$0.09

11. Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended March 31,
(in millions)	2007	2006
Net income	$1.4	$5.7
Derivative financial instruments	(1.6)	13.9
Cumulative translation adjustment	3.1	0.7

Comprehensive income	$2.9	$20.3

12. Employee Benefit Plans

Components of Net Periodic Costs

Pension Benefits	Three months ended March 31.
	2007			2006
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$0.1	$0.2	$0.3	$0.2	$0.2	$0.4
Interest cost	3.6	0.1	3.7	3.5	0.1	3.6
Expected return on plan assets	(3.2)	(0.1)	(3.3)	(3.1)	(0.1)	(3.2)
Amortization, net	0.1	—	0.1	0.1	—	0.1

Net periodic cost	$0.6	$0.2	$0.8	$0.7	$0.2	$0.9

Postretirement Benefits	Three months ended March 31,
(in millions)	2007	2006
Service cost	$0.1	$0.2
Interest cost	0.3	0.4
Recognized net actuarial gain	(0.2)	—

Net periodic cost	$0.2	$0.6

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Among other items, the measurement date provisions of SFAS 158 require the measurement of defined benefit plan assets and obligations as of the date of the Company’s fiscal year-end statement of financial position. These provisions are effective for fiscal years ending after December 15, 2008 with earlier application permitted.

The Company expects to adopt the measurement date provisions of SFAS 158 for the year ending December 31, 2007 and expects to use the second transition approach as defined by SFAS 158. This transition approach allows the Company to estimate the effects of the change by using of the measurements determined at September 30, 2006 and used for the year ended December 31, 2006. The Company does not expect the adoption of the measurement date provisions of SFAS 158 to have a material affect on the Company’s consolidated statement of financial position.

13. Reorganization and Acquisition-Related Integration Costs

For the three months ended March 31, 2007 and 2006, the Company recorded the following reorganization and acquisition-related integration costs:

Three months ended March 31, 2007

(in millions)	Employee Terminations	Other Charges	Impairment	Total
Branded Consumables	$0.3	$1.5	$0.2	$2.0
Consumer Solutions	4.7	1.6	—	6.3
Outdoor Solutions	0.1	0.7	—	0.8

	$5.1	$3.8	$0.2	$9.1

Three months ended March 31, 2006

(in millions)	Employee Terminations	Other Charges	Impairment	Total
Charged to Results of Operations:
Branded Consumables	$0.6	$1.0	$1.7	$3.3
Consumer Solutions	1.9	3.2	—	5.1
Outdoor Solutions	0.5	0.2	—	0.7
Corporate	—	0.3	—	0.3

Subtotal	3.0	4.7	1.7	9.4

Capitalized as a Cost of Acquisition
Consumer Solutions	0.9	—	—	0.9

Total	$3.9	$4.7	$1.7	$10.3

Branded Consumables Segment

During the first quarter of 2005, the Company began implementing a strategic plan to reorganize its Branded Consumables segment and thereby facilitate long-term cost savings and improve management and reporting capabilities. Specific cost savings initiatives include the utilization of certain shared distribution and warehousing services and information systems platforms and outsourcing the manufacturing of certain kitchen products. In conjunction with this strategic plan, during the first three months of 2007 the Company recorded charges of $2.0 million consisting of $0.3 million of severance and other benefit-related costs, $0.2 million non-cash charge related to the impairment of certain fixed assets and $1.5 million of other costs primarily related to professional fees.

As of March 31, 2007, $0.3 million of other costs remain accrued.

During the first three months of 2006, the Company recorded charges of $3.3 million, consisting of $0.6 million of severance and other benefit-related costs, a $1.7 million non-cash charge related to the impairment of certain fixed assets and $1.0 million of other costs primarily related to moving and relocation costs.

Consumer Solutions Segment Reorganization

As part of the acquisition of American Household, Inc.(the “AHI Acquisition”) and The Holmes Group, Inc. (the “THG Acquisition”) in 2005, it was determined that, due to similarities between the combined Consumer Solutions customer base, distribution channels and operations, significant cost savings could be achieved by integrating certain functions of the three businesses, such as distribution and warehousing, information technology and certain administrative functions. In order to leverage a shared infrastructure, the Company initiated certain reorganization plans during 2005. During the first three months of 2007, the Company recorded charges of $4.7 million for severance and other benefit related costs. The charge for employee terminations relate to approximately 198 employees (substantially all were terminated at March 31, 2007). Other costs of $1.6 million consists primarily of professional fees.

As of March 31, 2007, $9.7 million of severance and other employee benefit-related costs and $3.2 million of other costs remain accrued. The amounts are included in “Other current liabilities” and “Other non-current liabilities” in the Condensed Consolidated Balance Sheet for $10.5 million and $2.4 million, respectively.

During the first three months of 2006, the Company recorded charges of $2.8 million in severance and other employee-related benefit costs. Of the $2.8 million related to the employee terminations, $1.9 million was included in “Reorganization and acquisition-related integration costs, net” in the Condensed Consolidated Statements of Income, $0.9 million was included in the determination of the cost of the THG Acquisition. Other costs primarily consists of $1.7 million of retention bonuses, $0.6 million of professional fees, $0.5 million of travel expenses, and $0.4 million of relocation costs.

Outdoor Solutions Segment

European Reorganization

During 2006 the Company made a strategic plan to rationalize its European manufacturing platform in order to facilitate a long-term cost savings initiative. During the three months ended March 31, 2007, the Company recorded charges of $0.4 million related to this strategic plan consisting of $0.2 million of severance and other employee benefit-related costs and $0.2 million of other costs. As of March 31, 2007, $0.9 million of severance and other employee benefit-related costs remains accrued.

During the three months ended March 31, 2006, the Company recorded charges of $0.5 million of severance and other employee benefit-related costs and $0.1 million of other costs.

Outsourcing

In 2005, Outdoor Solutions management decided to outsource the manufacturing of its outdoor recreation appliances manufactured at its Lyon, France facility, and the Company initiated the outsourcing activities upon completion of reviews conducted by government and union officials. Other manufacturing operations in Lyon were unaffected by this move. During the three months ended March 31, 2007, the Company recorded net charges of $0.2 million related to this plan. As of March 31, 2007, $0.3 million of severance and other employee benefit-related costs remains accrued.

Other costs of $0.1 million were recorded during the first three months of 2006.

Domestic Sales Force Reorganization

During 2006, the Company made a strategic plan to rationalize its domestic sales platform. In connection with this plan, the Company recorded $0.2 million of other costs during the first three months of 2007. As of March 31, 2007, $0.6 million of severance and other employee benefit-related costs remains accrued.

Corporate Reorganization and Acquisition-Related Integration Costs

As part of the AHI Acquisition, during 2005 it was determined that certain corporate functions of the two entities would be combined and redundant functions would be eliminated. Further, certain functions and responsibilities would be transitioned to the Company’s offices in Florida, while other functions would transition to the Company’s New York headquarters. During the three months ended March 31, 2006, the Company recorded charges of $0.3 million consisting primarily of retention and travel expenses directly associated with the reorganization. The initiative was completed during the second quarter of 2006 and resulted in the termination of 21 employees, all of which were terminated during 2006. There were no charges recorded during the first three months of 2007.

The following table sets forth the details and the activity related to reorganization and acquisition-related integration costs as of March 31, 2007:

(in millions)	Balance at December 31, 2006	Reorganization and Acquisition- Related Costs, net	Cash Payments and Reductions	Non-Cash Reductions	Balance at March 31, 2007
Severance and other employee related	$11.5	$5.1	$(5.1)	$—	$11.5
Other costs	3.4	3.8	(3.5)	(0.2)	3.5

	$14.9	$8.9	$(8.6)	$(0.2)	$15.0

Impairment of fixed assets		0.2

		$9.1

14. Segment Information

During the second quarter of 2006, the Company changed the manner in which it measures segment operating performance to be “segment earnings”. The three month period ended March 31, 2006 has been reclassified to conform to the current performance measures.

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

The Process Solutions segment primarily consists of a plastic consumables business which manufactures, markets and distributes a wide variety of consumer and medical plastic products for original equipment manufacturer customers and its primary business segments, and its zinc strip business, which is the largest producer of zinc strip and fabricated products in North America, including plated blanks for circulation coinage.

Segment information as of and for the three months ended March 31, 2007 and 2006 follows:

(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations (a)	Total Operating Segments	Corporate/ Unallocated	Consolidated
Three months ended March 31, 2007
Net sales	$181.2	$357.9	$212.9	$85.7	$(16.8)	$820.9	$—	$820.9

Segment earnings (loss)	$16.5	$39.6	$22.0	$7.4	$—	$85.5	$(10.4)	$75.1
Adjustments to reconcile to reported operating earnings (loss):
Reorganization and acquisition-related integration costs, net	(2.0)	(6.3)	(0.8)	—	—	(9.1)	—	(9.1)
Stock-based compensation	—	—	—	—	—	—	(6.8)	(6.8)
Depreciation and amortization	(4.2)	(7.1)	(4.3)	(2.3)	—	(17.9)	(0.3)	(18.2)

Operating earnings (loss)	$10.3	$26.2	$16.9	$5.1	$—	$58.5	$(17.5)	$41.0

Total assets	$1,061.8	$1,687.3	$833.4	$101.0	$—	$3,683.5	$383.5	$4,067.0

(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations (a)	Total Operating Segments	Corporate/ Unallocated	Consolidated
Three months ended March 31 ,2006 (Reclassified)
Net sales	$154.8	$351.5	$228.1	$75.1	$(17.8)	$791.7	$—	$791.7

Segment earnings (loss)	$17.6	$29.2	$21.3	$9.7	$—	$77.8	$(11.5)	$66.3
Adjustments to reconcile to reported operating earnings (loss):
Reorganization and acquisition-related integration costs, net	(3.3)	(5.1)	(0.7)	—	—	(9.1)	(0.3)	(9.4)
Other integration-related costs	—	(0.9)	—	—	—	(0.9)	—	(0.9)
Inventory write-off	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Stock-based compensation	—	—	—	—	—	—	(5.4)	(5.4)
Depreciation and amortization	(2.7)	(6.2)	(4.2)	(2.4)	—	(15.5)	(0.3)	(15.8)

Operating earnings (loss)	$11.6	$17.0	$16.1	$7.3	$—	$52.0	$(17.5)	$34.5

(a)	Intersegment sales are recorded at cost plus an agreed upon profit on sales.

15. Condensed Consolidating Financial Statements

The Company’s 7 1/2 % Senior Notes (see Note 7) are fully guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these Senior Subordinated Notes. Presented below is the condensed consolidating financial statements of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006.

Condensed Consolidating Statements of Income

	Three months ended March 31, 2007
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$597.2	$261.9	$(38.2)	$820.9
Costs and expenses	18.0	571.1	229.0	(38.2)	779.9

Operating (loss) earnings	(18.0)	26.1	32.9	—	41.0
Other expense, net	38.4	(11.7)	12.9	—	39.6
Equity in the income of subsidiaries	57.8	23.2	—	(81.0)	—

Net income (loss)	$1.4	$61.0	$20.0	$(81.0)	$1.4

	Three month period ended March 31, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$580.7	$261.3	$(50.3)	$791.7
Costs and expenses	16.6	547.7	243.2	(50.3)	757.2

Operating (loss) earnings	(16.6)	33.0	18.1	—	34.5
Other expense, net	24.1	(1.3)	6.0	—	28.8
Equity in the income of subsidiaries	46.4	11.9	—	(58.3)	—

Net income (loss)	$5.7	$46.2	$12.1	$(58.3)	$5.7

Condensed Consolidating Balance Sheets

	As of March 31, 2007
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$350.6	$771.9	$646.5	$(0.8)	$1,768.2
Investment in subsidiaries	2,924.7	341.1	—	(3,265.8)	—
Non-current assets	148.5	2,464.0	137.6	(451.3)	2,298.8

Total assets	$3,423.8	$3,577.0	$784.1	$(3,717.9)	$4,067.0

Liabilities and stockholders’ equity
Current liabilities	$62.9	$373.8	$237.9	$0.1	$674.7
Non-current liabilities	2,092.4	298.8	184.8	(452.2)	2,123.8
Stockholders’ equity	1,268.5	2,904.4	361.4	(3,265.8)	1,268.5

Total liabilities and stockholders’ equity	$3,423.8	$3,577.0	$784.1	$(3,717.9)	$4,067.0

	As of December 31, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$140.6	$725.7	$698.2	$(0.8)	$1,563.7
Investment in subsidiaries	2,900.0	369.9	—	(3,269.9)	—
Non-current assets	99.9	2,565.4	130.6	(477.0)	2,318.9

Total assets	$3,140.5	$3,661.0	$828.8	$(3,747.7)	$3,882.6

Liabilities and stockholders’ equity
Current liabilities	$78.0	$439.4	$206.7	$—	$724.1
Non-current liabilities	1,805.1	341.8	232.0	(477.8)	1,901.1
Stockholders’ equity	1,257.4	2,879.8	390.1	(3,269.9)	1,257.4

Total liabilities and stockholders’ equity	$3,140.5	$3,661.0	$828.8	$(3,747.7)	$3,882.6

Condensed Consolidating Statements of Cash Flows

	Three months ended March 31, 2007
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$(35.3)	$(15.6)	$(4.6)	$—	$(55.5)
Financing activities:
Net change in short-term debt	—	—	27.4	—	27.4
Proceeds (payments) from (to) intercompany transactions	11.0	25.6	(36.6)	—	—
Proceeds from issuance of long-term debt	650.0	—	—	—	650.0
Payments on long-term debt	(372.4)	(0.2)	(0.1)	—	(372.7)
Proceeds from issuance of stock, net of transaction fees	2.4	—	—	—	2.4
Debt issuance and settlement costs	(31.4)	—	—	—	(31.4)
Other	(0.4)	—	—	—	(0.4)

Net cash provided by (used in) financing activities	259.2	25.4	(9.3)	—	275.3

Investing Activities:
Additions to property, plant and equipment	—	(12.2)	(2.8)	—	(15.0)
Acquisition of business, net of cash acquired	(16.0)	—	—	—	(16.0)
Other	—	(0.2)	—	—	(0.2)

Net cash (used in) investing activities	(16.0)	(12.4)	(2.8)	—	(31.2)

Effect of exchange rate changes on cash	—	—	0.3	—	0.3

Net increase (decrease) in cash and cash equivalents	207.9	(2.6)	(16.4)	—	188.9
Cash and cash equivalents at beginning of period	125.8	0.4	76.4	—	202.6

Cash and cash equivalents at end of period	$333.7	$(2.2)	$60.0	$—	$391.5

	Three months ended March 31, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$6.3	$(184.8)	$107.5	$—	$(71.0)
Financing activities:
Net change in short-term debt	—	—	20.1	—	20.1
Proceeds (payments) from (to) intercompany transactions	(81.6)	212.0	(130.4)	—	—
Payments on long-term debt	(29.3)	—	—	—	(29.3)
Issuance (repurchase) of common stock, net	(47.6)	—	—	—	(47.6)
Other	(2.4)	—	—	—	(2.4)

Net cash provided by (used in) financing activities	(160.9)	212.0	(110.3)	—	(59.2)

Investing Activities:
Additions to property, plant and equipment	—	(8.8)	(3.3)	—	(12.1)
Acquisition of business, net of cash acquired	—	(12.2)	—	—	(12.2)
Other	—	—	—	—	—

Net cash (used in) investing activities	—	(21.0)	(3.3)	—	(24.3)

Effect of exchange rate changes on cash	—	—	0.1	—	0.1

Net (decrease) increase in cash and cash equivalents	(154.6)	6.2	(6.0)	—	(154.4)
Cash and cash equivalents at beginning of period	184.5	(4.6)	57.2	—	237.1

Cash and cash equivalents at end of period	$29.9	$1.6	$51.2	$—	$82.7

The amounts reflected as proceeds (payments) from (to) intercompany transactions represent cash flows originating from transactions conducted between Guarantor Subsidiaries, Non-Guarantor Subsidiaries and Parent in the normal course of business operations.

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

From time to time, the Company may make or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. Such statements are necessarily estimates reflecting management’s best judgment based on current information. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Such statements are usually identified by the use of words or phrases such as “believes”, “anticipates”, “expects”, “estimates”, “planned”, “outlook” and “goal”. Because forward-looking statements involve risks and uncertainties, the Company’s actual results could differ materially. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in forward-looking statements.

Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements.

The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the Company’s Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Please see the Company’s Annual Report on Form 10-K for 2006 for a list of factors which could cause the Company’s actual results to differ materially from those projected in the Company’s forward-looking statements and certain risks and uncertainties that may affect the operations, performance and results of the Company’s businesses. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

The following “Overview” section is a brief summary of the significant items addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). Investors should read the relevant sections of this MD&A for a complete discussion of the items summarized below.

Overview

During 2006, the Company changed the manner in which it measures segment operating performance to be “segment earnings”. The three month period ended March 31, 2006 has been reclassified to conform to current performance measures.

In the Branded Consumables segment, the Company manufactures or sources, markets and distributes a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples including arts and crafts paint brushes, children’s card games, clothespins, collectible tins, firelogs and firestarters, home safety equipment, home canning jars, jar closures, kitchen matches, other craft items, plastic cutlery, playing cards and accessories, rope, cord and twine, storage and workshop accessories, toothpicks and other accessories. This segment markets our products under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, BRK®, Crawford®, Diamond®, Dicon®, First Alert®, Forster®, Hoyle®, KEM®, Kerr®, Lehigh®, Leslie-Locke®, Loew-Cornell® and Pine Mountain® brand names, among others.

In the Consumer Solutions segment, the Company manufactures or sources, markets, distributes and licenses rights to an array of innovative consumer products that are designed to improve consumers’ lives by enhancing sleep, health, personal care, cooking and other daily necessities with leading products such as coffee makers, bedding, home vacuum packaging machines, heating pads, slow cookers, air cleaning products, fans and heaters and personal and animal grooming products, as well as related consumable products. We sell kitchen products under the well-known Crock-Pot®, FoodSaver®, Mr. Coffee®, Oster®, Rival®, Seal-a-Meal®, Sunbeam®, VillaWare® and White Mountain™ brand names. Personal care and grooming products are sold under the Health o meter®, Oster® and Sunbeam® brand names. Our portable air cleaning products are sold under the Bionaire® and Harmony® brand names, and our fans and heaters are sold under the Holmes® and Patton® brand names.

In the Outdoor Solutions segment, the Company manufactures or sources, markets and distributes outdoor leisure products worldwide under the Campingaz® and Coleman® brand names for use outside the home or away from the home, such as products for camping, backpacking, tailgating, backyard grilling and other outdoor activities.

The Process Solutions segment primarily consists of a plastic consumables business which manufactures, markets and distributes a wide variety of consumer and medical plastic products for original equipment manufacturer customers and its primary business segments, and its zinc strip business, which is the largest producer of zinc strip and fabricated products in North America, including plated blanks for circulation coinage.

Acquisitions

2007 Activity

In April 2007 the Company announced the acquisition of Pure Fishing, Inc., (“Pure Fishing”) a leading global provider of fishing tackle, lures, rods and reels marketed under well known fishing brands including Abu Garcia®, Berkley®, Mitchell®, Stren®, Trilene® and Gulp®. The consideration consisted of $300 million in cash, a $100 million five year subordinated note with a 2% coupon and a warrant exercisable into approximately 2.2 million shares of Jarden common stock with an initial exercise price of $45.32 (subject to adjustment as provided therein). In addition to the upfront purchase price, a contingent purchase price payment based on the future financial performance of the acquired business may be paid. The Pure Fishing acquisition is consistent with the Company’s strategy of purchasing leading, niche consumer-oriented brands with attractive cash flows and strong management. Pure Fishing will be included in the Company’s Outdoor Solutions segment from the acquisition date.

On April 24, 2007 the Company entered into a definitive merger agreement with K2 Inc. (“K2”), a leading provider of branded consumer products in the global sports equipment market. Under the terms of the agreement, the Company will pay $10.85 per share of K2 common stock in cash and will issue 0.1086 of a share of Jarden common stock (subject to adjustment as provided in the merger agreement) for each share of K2 common stock outstanding as of the closing. The cash and Jarden common stock to be issued in the transaction has a combined value of approximately $15.50 per K2 share, based on the closing price of Jarden common stock on the date of signing the merger agreement. The total estimated purchase price is approximately $1.2 billion and is based on approximately 49.5 million K2 shares outstanding, the assumption and repayment of indebtedness totaling approximately $316 million and other consideration. Completion of the K2 merger is subject to customary closing conditions that include, among others, receipt of required approval from K2 stockholders, and required regulatory approvals. The transaction, while expected to close in the third quarter of 2007, may not be completed if any of the closing conditions are not satisfied. Under certain terms specified in the merger agreement, the Company or K2 may terminate the agreement. Under certain circumstances if the agreement is terminated, K2 may be required to pay a termination fee of up to approximately $27.5 million to Jarden. Upon consummation, the transaction will be recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the cost of the acquisition over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed will be recorded as goodwill. The consolidated financial statements and related notes pertain to the Company as a stand-alone entity and do not reflect the impact of the pending business combination transaction with K2.

2006 Activity

After the first quarter 2006, the Company completed four acquisitions that by nature are complementary to the Company’s core businesses and from an accounting standpoint were not significant individually or in the aggregate. Hereafter, these acquisitions are referred to as “tuck-in” acquisitions. Of these tuck-in acquisitions, three were included in the Branded Consumables segment and one was included in the Consumer Solutions segment.

Results of Operations—Comparing 2007 to 2006

	Net Sales
	Three months ended March 31,
	2007	2006
	(in millions)
Branded Consumables	$181.2	$154.8
Consumer Solutions	357.9	351.5
Outdoor Solutions	212.9	228.1
Process Solutions	85.7	75.1
Intercompany eliminations(1)	(16.8)	(17.8)

	$820.9	$791.7

(1)	Intersegment sales are recorded at cost plus an agreed upon intercompany profit on intersegment sales.

Net sales for the three months ended March 31, 2007 increased $29.2 million, or 3.7%, to $821 million versus the same period in the prior year. The increase was primarily driven by organic growth in the Consumer Solutions segment ($6.4 million) and the 2006 acquisition of the Pine Mountain firelog business in our Branded Consumables segment ($23.8 million). Net sales in the Outdoor Solutions segment performed in line with expectations as the outdoor recreation season got off to a later start than in the prior year. The Process Solutions segment grew approximately 14% on a year over year basis, primarily due to the impact of cost increases in zinc compared to 2006 and favorable foreign exchange rates, principally in Europe.

Cost of sales increased $13.6 million to $620 million for the three months ended March 31, 2007 versus the same period in the prior year, primarily due to the increase in sales volume both organically and from 2006 acquisitions. Cost of sales as a percentage of net sales improved from 76.5% in 2006 to 75.5% in 2007. The improved margins are primarily due to improved margins in Consumer Solutions segment due to sales volume increases, and improved margins in Outdoor Solutions segment due to favorable pricing and positive materials purchase price variances due to lower commodity costs and continuing cost improvements on sourced goods.

Selling, general and administrative expenses increased $9.4 million to $151 million for the three months ended March 31, 2007 versus the same period in the prior year. The increase was primarily due to 2006 acquisitions, increased expenses to support higher sales volume and advertising and marketing costs and the incremental non-cash stock based compensation expense, offset by a $3.6 gain from environmental insurance.

Reorganization and acquisition-related integration costs, net, decreased by $0.3 million to $9.1 million for the three months ended March 31, 2007 versus the same period in the prior year. These charges primarily relate to the ongoing integration-related activities as the Company rationalizes its manufacturing and administrative platforms principally as a result of acquisitions in prior years.

Net interest expense decreased by $0.6 million to $25 million for the three months ended March 31, 2007 versus the same prior year period. This decrease was principally due to a $2.5 million increase in interest income generated from our cash on hand as a result of the February 2007 debt refinancing (discussed hereafter in the “Capital Resources” section), partially offset by increased interest expense due to higher levels of outstanding debt versus the same prior year period and an increase in our weighted average interest rate to 7.3% versus 7.0% in the same prior year period.

Net income for the three months ended March 31, 2007 decreased $4.3 million to $1.4 million versus the same period in the prior year. For the three months ended March 31, 2007 earnings per share were $0.02 per diluted share versus earnings of $0.09 per diluted share for the three months ended March 31, 2006. The decrease in net income was primarily due to charges recorded in 2007 related to the loss on early extinguishment of debt partially offset by improved operating results for the three months ended March 31, 2007 attributable to increased volumes and improved gross margins.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company believes that its cash and cash equivalents, cash generated from operations and the availability under its senior credit facility as of March 31, 2007, provide sufficient liquidity to support working capital requirements, planned capital expenditures, completion of current and future reorganization and acquisition-related integration programs, and servicing debt obligations.

Net cash used in operating activities was $55.5 million for the three months ended March 31, 2007, compared to net cash used in operating activities of $71 million for the same period last year. The improvement is primarily due to lower year over year seasonal inventory build.

Net cash provided by financing activities for the three months ended March 31, 2007 was $275 million compared to net cash used in financing activities of $59.2 million for the same period in 2006. The increase primarily due to the issuance of long-term debt during the first quarter of 2007 which resulted in approximately $650 million of proceeds; the repurchase of two million shares of the Company’s common stock for $50 million during the first quarter of 2006; partially offset by approximately $373 million in long-term debt payments.

Net cash used in investing activities for the three months ended March 31, 2007 was $31.2 million versus $24.3 million for the same period in 2006. For the three months ended March 31, 2007, capital expenditures were $15 million versus $12.1 million for the same period in 2006. The Company has historically maintained capital expenditures at less than 2% of net sales and expects that capital expenditures for 2007 will be consistent with this threshold. Cash used for the acquisition of businesses for the three months ended March 31, 2007 was $16 million versus $12.2 million for the same period in 2006.

As discussed above on April 10, 2007, the Company acquired Pure Fishing. The cash portion of this acquisition was from cash on hand.

CAPITAL RESOURCES

During February 2007, the Company completed a registered public offering for $650 million aggregate principal amount of 7 1/2% Senior Subordinated Notes due 2017 (the “Senior Notes”) and received net proceeds of approximately $637 million. Of these proceeds, approximately $184 million was used to purchase 94.4% of the principal amount outstanding of the 9 3/4% Senior Subordinated Notes due 2012 (the “Senior Subordinated Notes”) plus the tender premium and accrued interest. The remainder of the proceeds from the Senior Notes will be used for general corporate purposes, including the funding of capital expenditures and potential acquisitions. As a result of the purchase of Senior Subordinated Notes the Company recorded a $14.8 million loss on the extinguishment of debt. This loss is primarily comprised of a $9.6 million tender premium; a loss of $4.5 million related to the termination of $105 million notional amount of interest rate swaps that were designated as fair value hedges against the Senior Subordinated Notes; the write off of $3.7 million of deferred debt issuance costs; and the recognition of $3.7 million of deferred gains that resulted from previously terminated interest rate swaps. The remainder of the principal amount outstanding under the Senior Subordinated Notes is expected to be repurchased during the second quarter of 2007.

Effective February 13, 2007, the Company amended its Senior Credit Facility to: allow for the aforementioned purchase of the Senior Subordinated Notes; reduce applicable margins on term and revolver borrowings; add the ability of the Company to enter into additional incremental term loans not to exceed $750 million; allow the Company to increase its revolving loan commitments in an aggregate principal amount not to exceed $150 million; appoint a new administrative agent; and modify certain of its restrictive and financial covenants, among other things.

In connection with the aforementioned Pure Fishing acquisition completed on April 10, 2007, the Company issued a $100 million five-year subordinated note with a 2% coupon and a warrant exercisable into approximately 2.2 million shares of Jarden common stock with an initial exercise price of $45.32 (subject to certain adjustments contained therein).

On April 24, 2007 the Company entered into a definitive merger agreement with K2, a leading provider of branded consumer products in the global sports equipment market. Under the terms of the agreement, the Company will pay $10.85 per share of K2 common stock in cash and will issue 0.1086 of a share of Jarden common stock (subject to adjustment as provided in the merger agreement) for each share of K2 common stock outstanding as of the closing. The Company believes at closing it will have sufficient capital resources, including existing credit facilities, to fund the cash requirements under the terms of the agreement.

At March 31, 2007, there was no amount outstanding under the revolving credit portion of the Facility. At March 31, 2007, net availability under the Facility was $183.4 million, after deducting $16.6 million of outstanding letters of credit. The Company is required to pay commitment fees on the unused balance of the revolving credit facility. At March 31, 2007, the annual commitment fee on unused balances was 0.375%.

On August 28, 2006, the Company completed a $250 million receivable purchase agreement, which is subject to annual renewal, bears interest at a margin over the commercial paper rate and is accounted for as a borrowing. Under this agreement, substantially all of the Company’s Outdoor solutions and Consumer solutions accounts receivable are sold to a special purpose entity, Jarden Receivables, LLC (“JRLLC”), which is a wholly-owned consolidated subsidiary of the Company. JRLLC funds these purchases with borrowings under a loan agreement, secured by the accounts receivable. There is no recourse to the Company for the unpaid portion of any loans under this loan agreement. The securitization facility is reflected as a short-term borrowing on the Company’s balance sheet because the term of the loan agreement, subject to annual renewals, runs until August 23, 2007. The facility will be drawn upon and repaid as needed to fund general corporate purposes. The initial proceeds were used to fund a portion of the acquisition of the firelog and firestarter business of Conros Corporation, Conros International Ltd., and Java Logg Global Corporation. In contemplation of this securitization transaction, the Company executed an amendment to its Senior Credit Facility, dated August 23, 2006, which permitted the securitization facility, among other things. As of March 31, 2007, there were no amounts outstanding under the Company’s securitization facility and approximately $122 million was available for borrowing. The Company is required to pay commitment fees of 0.3% per annum on the unused balance of the $250 million securitization facility.

Certain foreign subsidiaries of the Company maintain working capital lines of credits with their respective local financial institutions for use in operating activities. At March 31, 2007, the aggregate amount available under these lines of credit totaled approximately $23.4 million.

The Company was in compliance with all its debt covenants as of March 31, 2007.

The Company maintains cash balances which at times may be significant, at various international subsidiaries. At March 31, 2007, approximately $16 million of this may be subject to certain availability restrictions. The Company does not believe that such restrictions will materially affect the Company’s liquidity, nor does the Company rely on these cash balances to fund operations outside of the country where the cash was generated.

In November 2006, the Company completed an equity offering which included four million newly issued shares of common stock that resulted in net proceeds to the Company of approximately $139 million. The proceeds were used to pay down outstanding loans under its senior credit facility and securitization borrowings.

Risk Management

From time to time the Company enters into derivative transactions to hedge its exposures to interest rate and foreign currency fluctuations. The Company does not enter into derivative transactions for speculative purposes.

The Company manages its fixed and floating rate debt mix using interest rate swaps. The Company uses fixed and floating rate swaps to alter its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest. Floating rate swaps are used to convert the fixed rates of long-term debt into short-term variable rates to take advantage of current market conditions. Fixed rate swaps are used to reduce the Company’s risk of the possibility of increased interest costs. Interest rate swap contracts are therefore used by the Company to separate interest rate risk management from the debt funding decision.

At March 31, 2007, the Company had $725 million of notional amount outstanding in swap agreements that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements. These swaps are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income. The fair market value of these swaps was a liability of $2.6 million at March 31, 2007.

At March 31, 2007, the Company had a $41.7 million notional amount cross-currency swap outstanding that exchanges Canadian dollars for U.S. dollars. This swap exchanges the variable interest rate bases of the U.S. dollar balance (3-month U.S. LIBOR plus a spread of 175 basis points) and the equivalent Canadian dollar balance (3-month CAD BA plus a spread of 192 basis points). This swap is designated as fair value hedge on a U.S dollar based term loan of a Canadian subsidiary. The fair market value of this cross-currency swap March 31, 2007 was a liability of $0.8 million, with a corresponding offset to long-term debt.

At March 31, 2007, the Company had approximately $157.3 million notional amount of foreign currency contracts outstanding. The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives are deferred as a component of accumulated other comprehensive income and are recognized in earnings at the same time that the hedged item affects earnings and are included in the same caption in the statements of income as the underlying hedged item. At March 31, 2007, the fair market value of the foreign currency contracts was an asset of $0.8 million.

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

The Company manages its interest rate and foreign currency exposures through the use of derivative financial instruments. For a further discussion see Item 2 of Part I under “Liquidity and Capital Resources”.

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

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. In addition, the Environmental Protection Agency has designated the Company as a potentially responsible party, along with numerous other companies, for the clean up of several hazardous waste sites. Based on currently available information, the Company does not believe that the disposition of any of the legal or environmental disputes the Company is currently involved in will have a material adverse effect upon the consolidated financial position, results of operations, cash flows or competitive position of the Company. It is possible, that as additional information becomes available, the impact on the Company of an adverse determination could have a different effect.

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

There has not been any material change in the risk factors disclosure from that contained in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6.	Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit	Description
3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Jarden Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 15, 2005, and incorporated herein by reference).

3.4	Bylaws of the Company (filed as Exhibit C to the Company’s Definitive Proxy Statement, filed with the Commission on November 26, 2001, and incorporated herein by reference).

4.1	Tenth Supplemental Indenture to the April 2002 Indenture, dated as of February 12, 2007, among the Company, the guarantors named therein and The Bank of New York, as trustee (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2007 and incorporated herein by reference).

4.2	Base Indenture, dated February 13, 2007 (the “2007 Indenture”), among the Company and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2007 and incorporated herein by reference).

4.3	First Supplemental Indenture to the 2007 Indenture, dated February 13, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2007 and incorporated herein by reference).

4.4	Second Supplemental Indenture to the 2007 Indenture, dated February 14, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2007 and incorporated herein by reference).

10.1	Amendment No. 7 to Credit Agreement and Amendment No. 3 to Pledge and Security Agreement dated February 13, 2007, among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2007 and incorporated herein by reference).

10.2	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2007 and incorporated herein by reference).

10.3	Form of 7 1/2% Senior Subordinated Note due 2017 (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2007 and incorporated herein by reference).

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 27, 2007

JARDEN CORPORATION
(Registrant)

By:	/s/ Ian G.H. Ashken
Name:	Ian G.H. Ashken
Title:	Vice Chairman and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

* 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith