Form 10-Q
period 2007-06-30
JARDEN CORP
filed 2007-07-31
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2007
Common Stock, par value $ 0.01 per share	71,938,626 shares

JARDEN CORPORATION

Quarterly Report on Form 10-Q

For the three and six months ended June 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net sales	$1,050.1	$962.0	$1,871.0	$1,753.7
Cost of sales	787.0	729.9	1,406.6	1,335.9

Gross profit	263.1	232.1	464.4	417.8
Selling, general and administrative expenses	190.6	147.1	341.8	288.9
Reorganization and acquisition-related integration costs, net	9.4	5.6	18.5	15.0

Operating earnings	63.1	79.4	104.1	113.9
Interest expense, net	32.7	28.3	57.7	53.9
Loss on early extinguishment of debt	0.9	—	15.7	—

Income before taxes	29.5	51.1	30.7	60.0
Income tax provision	12.8	37.8	12.6	41.0

Net income	$16.7	$13.3	$18.1	$19.0

Earnings per share:
Basic	$0.24	$0.21	$0.26	$0.29
Diluted	$0.23	$0.20	$0.25	$0.29
Weighted average shares outstanding:
Basic	69.5	64.5	69.3	65.1
Diluted	71.9	65.5	71.2	66.0

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)

	June 30, 2007	December 31, 2006
Assets:
Cash and cash equivalents	$87.7	$202.6
Accounts receivable, net of allowances of $37.8 and $47.3 at June 30, 2007 and December 31, 2006, respectively	612.9	558.8
Inventories	800.3	659.2
Deferred taxes on income	98.0	98.3
Prepaid expenses and other current assets	83.2	44.8

Total current assets	1,682.1	1,563.7

Property, plant and equipment, net	380.2	345.8
Goodwill	1,409.1	1,223.7
Intangibles, net	813.1	704.2
Other assets	64.6	45.2

Total assets	$4,349.1	$3,882.6

Liabilities:
Short-term debt and current portion of long-term debt	$95.7	$19.2
Accounts payable	350.9	303.3
Accrued salaries, wages and employee benefits	84.5	95.8
Taxes on income	13.9	14.5
Deferred consideration for acquisitions	—	29.4
Other current liabilities	259.8	261.9

Total current liabilities	804.8	724.1

Long-term debt	1,778.8	1,421.8
Deferred taxes on income	249.3	210.3
Other non-current liabilities	216.9	269.0

Total liabilities	3,049.8	2,625.2

Stockholders’ equity:
Preferred stock ($0.01 par value, 5.0 shares authorized, no shares issued and outstanding at June 30, 2007 and December 31, 2006)	—	—
Common stock ($0.01 par value, 150.0 shares authorized, 72.8 shares issued at June 30, 2007 and December 31, 2006)	0.7	0.7
Additional paid-in capital	1,019.0	999.3
Retained earnings	278.8	261.3
Accumulated other comprehensive income	34.7	26.5
Less: Treasury stock (0.9 and 1.2 shares, at cost, at June 30, 2007 and December 31, 2006 respectively)	(33.9)	(30.4)

Total stockholders’ equity	1,299.3	1,257.4

Total liabilities and stockholders’ equity	$4,349.1	$3,882.6

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$18.1	$19.0
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	38.9	30.9
Other non-cash items	10.7	41.9
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	42.6	(14.9)
Inventory	(66.9)	(118.7)
Accounts payable	19.7	29.5
Other assets and liabilities	(45.2)	(51.2)

Net cash provided by (used in) operating activities	17.9	(63.5)

Cash flows from financing activities:
Net change in short-term debt	58.7	86.5
Proceeds from issuance of long-term debt	650.0	—
Payments on long-term debt	(393.7)	(60.0)
Proceeds from issuance of stock, net of transaction fees	10.2	3.5
Repurchase of common stock and shares tendered for taxes	(24.9)	(50.0)
Debt issuance and settlements costs	(31.9)	(2.2)
Other	(1.1)	(0.9)

Net cash provided by (used in) financing activities	267.3	(23.1)

Cash flows from investing activities:
Additions to property, plant and equipment	(37.3)	(31.2)
Acquisition of businesses, net of cash acquired	(331.9)	(54.0)
Other	(31.2)	(0.2)

Net cash used in investing activities	(400.4)	(85.4)

Effect of exchange rate changes on cash	0.3	0.2

Net decrease in cash and cash equivalents	(114.9)	(171.8)
Cash and cash equivalents at beginning of period	202.6	237.1

Cash and cash equivalents at end of period	$87.7	$65.3

Supplemental cash disclosures:
Taxes paid	$31.4	$22.0
Interest paid	52.6	56.0

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

New Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 155” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also established presentation and disclosure requirements designed to facilitate comparisons that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not yet assessed the impact of adopting the provisions of SFAS 159.

Adoption of New Accounting Standards

In June 2006, the FASB issued FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 was effective for fiscal years beginning after December 15, 2006. The effect of the adoption of FIN 48 is disclosed in Note 10.

2. Share-Based Awards

Stock-based compensation costs, which are included in selling, general and administrative expenses, were $10.3 million and $4.3 million for the three months ended June 30, 2007 and 2006, respectively, and $17.1 million and $9.7 million for the six months ended June 30, 2007 and 2006, respectively.

During 2007, the Company has granted a total of 666,160 restricted awards. As part of these awards, in May 2007, the Company’s board of directors approved the granting of an aggregate of 365,000 restricted shares of the Company’s common stock to certain executive officers of the Company. The grant date fair value of these restricted share awards was $39.93 with an aggregate fair value of $14.6 million for the grant. These restricted share awards vest based upon achieving certain common stock price thresholds. Since these awards do not expire and do not contain any explicit service requirement, compensation expense for these awards is recognized over a derived service period of 5 months.

During 2007, the other 301,160 restricted awards granted by the Company vest primarily by achieving certain performance measures and/or rendering explicit service requirements. The weighted average grant date fair value of these awards was $41.34 with an aggregate fair value of $12.5 million. While these grants have various service requirements through 2011, the compensation expense for these awards will be recognized over a weighted average period of approximately 10 months.

3. Inventories

Inventories are comprised of the following at June 30, 2007 and December 31, 2006:

(in millions)	June 30, 2007	December 31, 2006
Raw materials and supplies	$136.5	$141.8
Work in process	59.1	30.5
Finished goods	604.7	486.9

Total inventory	$800.3	$659.2

4. Property, Plant and Equipment

Property, plant and equipment, net, consist of the following at June 30, 2007 and December 31, 2006:

(in millions)	June 30, 2007	December 31, 2006
Land	$28.2	$25.2
Buildings	142.8	122.4
Machinery and equipment	494.3	443.3

	665.3	590.9
Less: Accumulated depreciation	(285.1)	(245.1)

Total property, plant and equipment, net	$380.2	$345.8

Depreciation of property, plant and equipment was $18.1 million and $14.8 million for the three months ended June 30, 2007 and 2006, respectively, and $34.6 million and $30.2 million for the six months ended June 30, 2007 and 2006, respectively.

5. Acquisitions and Pending Acquisitions

On April 6, 2007 the Company acquired Pure Fishing, Inc. (“Pure Fishing”), a leading global provider of fishing tackle, lures, rods and reels marketed under well known fishing brands including Abu-Garcia ®, Berkley ®, Mitchell ®, Stren ®, Trilene ® and Gulp ®. The consideration consisted of $300 million in cash, a $100 million five year subordinated note with a 2% coupon and a warrant exercisable into approximately 2.2 million shares of Jarden common stock with an initial exercise price of $45.32 (subject to adjustment as provided therein). In addition to the upfront purchase price, a contingent purchase price payment of up to $50 million based on the future financial performance of the acquired business may be paid. The Pure Fishing acquisition is consistent with the Company’s strategy of purchasing leading, niche consumer-oriented brands with attractive cash flows and strong management. Pure Fishing is included in the Company’s Outdoor Solutions segment from the acquisition date.

On April 24, 2007 the Company entered into a definitive merger agreement with K2 Inc. (“K2”), a leading provider of branded consumer products in the global sports equipment market. Under the terms of the agreement, the Company will pay $10.85 per share of K2 common stock in cash and will issue 0.1086 of a share of Jarden common stock (subject to adjustment as provided in the merger agreement) for each share of K2 common stock outstanding as of the closing. The cash and Jarden common stock to be issued in the transaction has a combined value of approximately $15.50 per K2 share, based on the closing price of Jarden common stock on the date of signing the merger agreement. The total estimated combined amount of the purchase price and the repayment of debt is approximately $1.2 billion and is based on approximately 49.5 million K2 shares outstanding, the assumption and repayment of indebtedness totaling approximately $316 million and other consideration. Completion of the K2 merger is subject to customary closing conditions that include, among others, receipt of required approval from K2 stockholders, and required regulatory approvals. The transaction, while expected to close in August 2007, may not be completed if any of the closing conditions are not satisfied. Under certain terms specified in the merger agreement, the Company or K2 may terminate the agreement. Under certain circumstances if the agreement is terminated, K2 may be required to pay a termination fee of up to approximately $24.0 million to Jarden. Upon consummation, the transaction will be recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the cost of the acquisition over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed will be recorded as goodwill. The condensed consolidated financial statements and related notes at June 30, 2007 pertain to the Company as a stand-alone entity and do not reflect the impact of the pending business combination transaction with K2.

6. Goodwill and Intangibles

Goodwill at June 30, 2007 and December 31, 2006 is as follows:

(in millions)	Net Book Value at January 1, 2007	Acquisition	Foreign Exchange and Other Adjustments	Net Book value at June 30, 2007
Branded Consumables	$497.8	$—	$(0.9)	$496.9
Consumer Solutions	489.7	—	(8.1)	481.6
Outdoor Solutions	236.2	217.4	(23.0)	430.6

	$1,223.7	$217.4	$(32.0)	$1,409.1

Intangibles, net at June 30, 2007 and December 31, 2006 are as follows:

(in millions)	Gross Carrying Amount at January 1, 2007	Acquisition	Other Adjustments	Accumulated Amortization and Foreign Exchange	Net Book Value at June 30, 2007	Amortization Periods
Patents	$0.1	$—	$—	$—	$0.1	30 years
Non-compete agreements	1.7	—	—	(1.4)	0.3	3-5 years
Manufacturing process, expertise and technology	6.5	18.0	—	(5.7)	18.8	5-7 years
Brand names	1.9	—	—	(0.2)	1.7	10 years
Customer relationships and distributor channels	115.6	—	—	(4.9)	110.7	10-25 years
Trademarks and tradenames	585.8	95.0	—	0.7	681.5	Indefinite

	$711.6	$113.0	$—	$(11.5)	$813.1

Amortization of intangibles was $2.6 million and $0.3 million for the three months ended June 30, 2007 and 2006 respectively, and $4.3 million and $0.7 million for the six months ended June 30, 2007 and 2006 respectively.

Acquisition amounts for goodwill and intangibles are based on the Company’s preliminary valuation, which is subject to further adjustment.

7. Warranty Reserve

The warranty reserve activity for the six months ended June 30, 2007 is as follows:

(in millions)	2007
Warranty reserve at January 1,	$78.1
Acquisitions and other adjustments	1.7
Provisions for warranties issued, net	48.3
Warranty claims paid	(60.4)

Warranty reserve at June 30,	$67.7

8. Debt and Derivative Financial Instruments

Debt is comprised of the following at June 30, 2007 and December 31, 2006:

(in millions)	June 30, 2007	December 31, 2006
Senior Credit Facility Term Loans	$972.5	$1,177.5
7 1/2% Senior Subordinated Notes due 2017	650.0	—
9 3/4% Senior Subordinated Notes	—	179.9
2% Subordinated Note due 2012	94.3	—
Securitization Facility	65.0	—
Non-U.S. borrowings	66.8	58.2
Other (primarily capital leases)	25.9	25.4

Total debt	1,874.5	1,441.0

Less: current portion	(95.7)	(19.2)

Total long-term debt	$1,778.8	$1,421.8

During February 2007, the Company completed a registered public offering for $650 million aggregate principal amount of 7 1/2% Senior Subordinated Notes due 2017 (the “Senior Notes”) and received net proceeds of approximately $637 million. Of these proceeds, approximately $184 million was used to purchase 94.4% of the principal amount outstanding of the 9 3/4% Senior Subordinated Notes due 2012 (the “Senior Subordinated Notes”) plus the tender premium and accrued interest. During May 2007, the remainder of the principal amount outstanding under the Senior Subordinated Notes was repurchased plus the tender premium and accrued interest for approximately $11 million. As a result of the purchase of Senior Subordinated Notes, the Company recorded a $15.3 million loss on the extinguishment of debt for the six months ended June 30, 2007. This loss is primarily comprised of a $10.1 million tender premium; a loss of $4.5 million related to the termination of $105 million notional amount of interest rate swaps that were designated as fair value hedges against the Senior Subordinated Notes; the write off of $3.7 million of deferred debt issuance costs; and the recognition of $3.7 million of deferred gains that resulted from previously terminated interest rate swaps.

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

The $100 million Subordinated Note (the “Note”) maturing March 31, 2012 issued in connection with the Pure Fishing acquisition bears 2.0% annual interest due and payable monthly. The fair value of the Note at inception, net of unamortized discount, is approximately $94 million. The Note is not prepayable at the Company’s option. The holder of the Note has the option to require redemption of the Note if after one year from issuance the closing price of Jarden’s common stock exceeds $45.32 for a period of three consecutive trading days.

As a result of the Pure Fishing acquisition, the Company has become a counterparty to an additional $100 million notional amount in swap agreements that exchange variable interest rates (LIBOR) for fixed rates of interest over the term of the agreements. At June 30, 2007, the weighted average fixed rate of interest and weighted average remaining term of these swaps was 3.95% and 1.7 years, respectively. These swaps are not designated as effective hedges. Fair market value gains or losses are included in the results of operations. The fair market value of these swaps was an asset of $1.4 million at June 30, 2007.

At June 30, 2007, the Company had outstanding approximately $96 million notional amount of foreign currency contracts that were acquired in connection with the Pure Fishing acquisition, all of which mature during 2007. These foreign currency contracts are not designated as effective hedges. Fair market value gains or losses are included in the results of operations. The fair market value of these foreign currency contracts was a liability of $0.7 million at June 30, 2007.

9. Contingencies

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. In addition, the Company or certain of its subsidiaries have been identified by the United States Environmental Protection Agency or a state environmental agency as a Potentially Responsible Party pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law at various sites. Based on currently available information, the Company does not believe that the disposition of any of the legal or environmental disputes the Company is currently involved in will have a material adverse effect upon the financial condition, results of operations, cash flows or competitive position of the Company. It is possible, that as additional information becomes available, the impact on the Company of an adverse determination could have a different effect.

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

Due to the uncertainty described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of June 30, 2007.

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

Securities and Related Litigation

In January and February 2006, purported class action lawsuits were filed in the Federal District Court for the Southern District of New York against the Company and certain Company officers alleging violations of the federal securities laws. The actions were filed on behalf of purchasers of the Company’s common stock during the period from June 29, 2005 (the date the Company announced the signing of the agreement to acquire Holmes) through January 11, 2006.

The complaints, which are substantially similar to one another, allege, among other things, that the plaintiffs were injured by reason of certain allegedly false and misleading statements made by the Company relating to the expected benefits of the THG Acquisition. Joint lead plaintiffs were appointed on June 9, 2006. No class has been certified in the actions.

The lead plaintiffs filed an amended consolidated complaint on August 25, 2006 naming the Company, Consumer Solutions and certain officers of the Company as defendants (collectively “Defendants”) and containing substantially the same allegations as in the initial complaints. On October 20, 2006, Defendants filed a motion to dismiss the consolidated amended complaint. Oral arguments on the motion to dismiss were held on February 2, 2007. On May 31, 2007, the Court issued an opinion denying Defendants’ motion to dismiss. On July 3, 2007, Defendants filed a Motion for Reconsideration of the order denying Defendants’ motion to dismiss. The Court has not issued a decision on the Motion for Reconsideration. Defendants answered the amended consolidated complaint on July 10, 2007.

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

The Company’s gross unrecognized tax benefit at the date of adoption of FIN 48 is approximately $68 million. This will differ from the amount which would affect the effective tax rate due to the impact of purchase accounting. The amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate are approximately $22 million and the amount of gross unrecognized tax benefits as a result of purchase accounting are approximately $46 million. During the second quarter of 2007, the Company paid federal income tax of $5.2 million and interest of $2.8 million attributable to a recently agreed upon IRS audit (relating to the pre-acquisition period of a subsidiary). At June 30, 2007, the Company believes it has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits may significantly change within twelve months.

The Company classifies all interest and penalties on uncertain tax positions as income tax expense, which is consistent with the classification in prior years. As of June 30, 2007, the Company has recorded $ 5.8 million in liabilities for tax related interest on its Consolidated Balance Sheet. For the three and six months ended June 30, 2007, the total amount of interest recognized in the results of operations was $ 0.2 million and $ 0.4 million, respectively.

11. Earnings Per Share

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2007	2006	2007	2006
Net income, as reported	$16.7	$13.3	$18.1	$19.0

Weighted average shares outstanding:
Basic	69.5	64.5	69.3	65.1
Dilutive share-based awards	2.4	1.0	1.9	0.9

Diluted	71.9	65.5	71.2	66.0

Earnings per share:
Basic	$0.24	$0.21	$0.26	$0.29
Diluted	$0.23	$0.20	$0.25	$0.29

Stock options and warrants to purchase 2.2 million and 0.5 million shares of the Company’s common stock at June 30, 2007 and 2006, had exercise prices that exceeded the average market price of the Company’s common stock for the three months June 30, 2007 and 2006; respectively. As such, these options did not affect the computation of diluted earnings per share.

12. Stockholders’ Equity and Comprehensive Income

Stockholders’ Equity

The common stock warrant (the “Warrant”) issued in connection with the Pure Fishing acquisition grants the holder the right to at any time after the one year from the date of issue to purchase 2,206,531 shares of Jarden common stock at an initial purchase price of $45.32 per share (subject to adjustment as provided therein). The Warrant, which has an initial fair value of approximately $13 million, must be exercised in full and expires on March 31, 2012. The Company has the option to require the holder to exercise the Warrant if at any time after one year from the date of issuance the closing price of Jarden’s common stock exceeds $50.99 (subject to equitable adjustment for certain transactions) for a period of three consecutive trading days. If the holder of the Note (see Note 8) causes Jarden to redeem the Notes, then the threshold price for the right of mandatory exercise of the Warrant will be reduced from the aforementioned $50.99 to $45.32.

Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2007	2006	2007	2006
Net income	$16.7	$13.3	$18.1	$19.0
Unrealized gain on investment	0.6	—	0.6	—
Derivative financial instruments	(1.9)	2.8	(3.5)	16.7
Foreign currency translation	8.1	2.4	11.2	3.2
Accrued benefit costs	(0.1)	—	(0.1)	—

Comprehensive income	$23.4	$18.5	$26.3	$38.9

13. Employee Benefit Plans

Components of Net Periodic Costs

Pension Benefits

	Three months ended June 30,
	2007			2006
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$0.1	$0.2	$0.3	$0.1	$0.2	$0.3
Interest cost	3.6	0.1	3.7	3.5	0.1	3.6
Expected return on plan assets	(3.2)	(0.1)	(3.3)	(3.1)	(0.1)	(3.2)
Amortization, net	0.1	—	0.1	0.1	—	0.1

Net periodic cost	0.6	0.2	0.8	0.6	0.2	0.8

Curtailment gain	—	—	—	—	(0.1)	(0.1)

Total benefit cost	$0.6	$0.2	$0.8	$0.6	$0.1	$0.7

Pension Benefits

	Six months ended June 30,
	2007			2006
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$0.2	$0.3	$0.5	$0.3	$0.4	$0.7
Interest cost	7.1	0.3	7.4	7.0	0.3	7.3
Expected return on plan assets	(6.4)	(0.2)	(6.6)	(6.2)	(0.2)	(6.4)
Amortization, net	0.2	—	0.2	0.2	—	0.2

Net periodic cost	1.1	0.4	1.5	1.3	0.5	1.8

Curtailment gain	—	—	—	—	(0.1)	(0.1)

Total benefit cost	$1.1	$0.4	$1.5	$1.3	$0.4	$1.7

Postretirement Benefits

	Three months ended June 30,		Six months ended June 30,
(in millions)	2007	2006	2007	2006
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.3	0.3	0.6	0.7
Amortization, net	(0.2)	(0.1)	(0.4)	—

Net periodic cost	$0.2	$0.3	$0.4	$0.9

Curtailment gain	—	(1.7)	—	(1.7)

Total benefit cost	$0.2	$(1.4)	$0.4	$(0.8)

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

14. Reorganization and Acquisition-Related Integration Costs

For the three and six months ended June 30, 2007 and 2006, the Company recorded the following reorganization and acquisition-related integration costs:

	Three months ended June 30, 2007
(in millions)	Employee Terminations	Other Charges	Impairment	Total
Branded Consumables	$0.1	$1.7	$0.2	$2.0
Consumer Solutions	2.3	2.6	—	4.9
Outdoor Solutions	1.3	0.9	—	2.2
Corporate	0.2	0.1	—	0.3

	$3.9	$5.3	$0.2	$9.4

	Three months ended June 30, 2006
(in millions)	Employee Terminations	Other Charges	Impairment	Total
Charged to Results of Operations:
Branded Consumables	$(0.1)	$1.0	$0.1	$1.0
Consumer Solutions	1.2	3.4	—	4.6
Outdoor Solutions	(0.1)	(0.3)	—	(0.4)
Corporate	—	0.4	—	0.4

Subtotal	1.0	4.5	0.1	5.6

Capitalized as a Cost of Acquisition
Consumer Solutions	(0.4)	—	—	(0.4)

Total	$0.6	$4.5	$0.1	$5.2

	Six months ended June 30, 2007
(in millions)	Employee Terminations	Other Charges	Impairment	Total
Branded Consumables	$0.4	$3.2	$0.4	$4.0
Consumer Solutions	7.0	4.2	—	11.2
Outdoor Solutions	1.4	1.6	—	3.0
Corporate	0.2	0.1	—	0.3

	$9.0	$9.1	$0.4	$18.5

	Six months ended June 30, 2006
(in millions)	Employee Terminations	Other Charges	Impairment	Total
Charged to Results of Operations:
Branded Consumables	$0.5	$2.0	$1.8	$4.3
Consumer Solutions	3.1	6.6	—	9.7
Outdoor Solutions	0.4	(0.1)	—	0.3
Corporate	—	0.7	—	0.7

Subtotal	4.0	9.2	1.8	15.0

Capitalized as a Cost of Acquisition
Consumer Solutions	0.5	—	—	0.5

Total	$4.5	$9.2	$1.8	$15.5

Branded Consumables Segment Reorganization

During the first quarter of 2005, the Company began implementing a strategic plan to reorganize its Branded Consumables segment and thereby facilitate long-term cost savings and improve management and reporting capabilities. Specific cost savings initiatives include the utilization of certain shared distribution and warehousing services and information systems platforms and outsourcing the manufacturing of certain kitchen products. Employee termination charges in 2007 and 2006 relate to this plan and substantially all employees under this plan have been terminated as of June 30, 2007. For the three and six months ended June 30, 2007 other charges primarily consist of facility closing costs ($0.6 million and $1.5 million, respectively) and other costs, primarily related to professional fees ($1.1 million and $1.7 million, respectively). For the three and six months ended June 30, 2006 other charges primarily consist of inventory moving costs ($1.0 million and $2.0 million, respectively).

Consumer Solutions Segment Reorganization

As part of the acquisition of American Household, Inc. (the “AHI Acquisition”) and The Holmes Group, Inc. (the “THG Acquisition”) in 2005, it was determined that, due to similarities between the combined Consumer Solutions customer base, distribution channels and operations, significant cost savings could be achieved by integrating certain functions of the three businesses, such as distribution and warehousing, information technology and certain administrative functions. In order to leverage a shared infrastructure, the Company initiated certain reorganization plans during 2005. Employee termination charges in 2007 and 2006 relate to this plan and substantially all employees under this plan have been terminated as of June 30, 2007. For the three and six months ended June 30, 2007 other charges primarily consist of professional fees ($1.0 million and $2.5 million, respectively) and facility closing costs ($1.6 million and $1.7 million, respectively).

As of June 30, 2007, $7.1 million of severance and other employee benefit-related costs and $4.5 million of other costs remain accrued. The amounts are included in “Other current liabilities” and “Other non-current liabilities” in the Condensed Consolidated Balance Sheet for $8.1 million and $3.5 million, respectively.

For the three and six months ended June 30, 2006 other charges primarily consist retention costs (none and $1.7 million, respectively); professional fees ($1.3 million and 1.9 million, respectively) and travel and relocation expenses ($1.0 million and $1.9 million, respectively).

Outdoor Solutions Segment

European Reorganization

During 2006 the Company made a strategic plan to rationalize its European manufacturing platform in order to facilitate a long-term cost savings initiative. For the three and six months ended June 30, 2007 employee termination charges under this plan were $1.2 million and $1.4 million, respectively, and other charges were $0.3 million and $0.5 million, respectively.

Outsourcing

In 2005 the Company decided to outsource the manufacturing of its outdoor recreation appliances manufactured at its Lyon, France facility, and the Company initiated the outsourcing activities upon completion of reviews conducted by government and union officials. Other manufacturing operations in Lyon were unaffected by this move. For the three and six months ended June 30, 2007, the Company recorded charges of $0.2 million and $0.4 million related to this plan. For the three and six months ended June 30, 2006 the Company reversed $0.4 million and $0.3 million, respectively, related to this initiative.

Domestic Sales Force Reorganization

During 2006, the Company made a strategic plan to rationalize its domestic sales platform. For the three and six months ended June 30, 2007, the Company recorded net charges of $0.5 million and 0.7 million related to this plan.

The following table sets forth the details and the activity related to reorganization and acquisition-related integration costs as of June 30, 2007:

(in millions)	Balance at December 31, 2006	Reorganization and acquisition related costs, net	Cash payments and reductions	Non-cash reduction	Balance at June 30, 2007
Severance and other employee related	$11.5	$9.0	(11.5)	$—	$9.0
Other costs	3.4	9.1	(6.7)	(0.8)	5.0

	$14.9	$18.1	(18.2)	$(0.8)	$14.0

Impairment of fixed assets		0.4

		$18.5

15. Segment Information

The Company reports four business segments: Branded Consumables, Consumer Solutions, Outdoor Solutions and Process Solutions. The Company’s sales are principally within the United States. The Company’s international operations are mainly based in Europe, Canada, Latin America and Japan.

In the Branded Consumables segment, the Company manufactures or sources, markets and distributes a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples including arts and crafts, paintbrushes, children’s card games, clothespins, collectible tins, firelogs and firestarters, home safety equipment, home canning jars, jar closures, kitchen matches, other craft items, plastic cutlery, playing cards and accessories, rope, cord and twine, storage and workshop accessories, toothpicks and other accessories marketed under the Aviator ®, Ball ®, Bee ®, Bernardin ®, Bicycle ®, BRK ®, Crawford ®, Diamond ®, Dicon ®, First Alert ®, Forster ®, Hoyle ®, KEM ®, Kerr ®, Lehigh ®, Leslie-Locke ®, Loew-Cornell ® and Pine Mountain ® brand names, among others.

In the Consumer Solutions segment, the Company manufactures or sources, markets and distributes and licenses rights to an array of innovative consumer products that are designed to improve consumers’ lives by enhancing sleep, health, personal care, cooking and other daily necessities with leading products such as coffeemakers, bedding, home vacuum packaging machines, heating pads, slow cookers, air cleaning products, fans and heaters and personal and animal grooming products, as well as related consumable products. The Company sells kitchen products under the well-known Crock-Pot ®, FoodSaver ®, Mr. Coffee ®, Oster ®, Rival ®, Seal-a-Meal ®, Sunbeam ®, VillaWare ® and White Mountain ® brand names. Personal care and grooming products are sold under the Health o meter ®, Oster ® and Sunbeam ® brand names. The Company’s portable air cleaning products are sold under Bionaire ® and Harmony ® brand names, and its fans and heaters are sold under the Holmes ® and Patton ® brand names.

In the Outdoor Solutions segment, the Company manufactures or sources, markets and distributes consumer leisure products worldwide for use outside the home or away from the home. The Company sells products for camping, backpacking, tailgating, backyard grilling and other outdoor activities under the Campingaz ® and Coleman ® brand names. As a result of the Pure Fishing acquisition on April 6, 2007, the Company sells under the Outdoor Solutions segment, fishing tackle, lures, rods and reels under well known fishing brands including Abu Garcia ®, Berkley ®, Fenwick ®, Gulp ® Mitchell ®, Sevenstrand ®, Spiderwire ®, Stren ® and Trilene ®.

The Process Solutions segment consists primarily of our plastic consumables business, which manufactures, markets and distributes a wide variety of plastic products, including jar closures, contact lens packaging, plastic cutlery, refrigerator door liners, medical disposables and rigid packaging, and our zinc strip business, which is the largest producer of zinc strip and fabricated zinc products such as coinage blanks for the U.S. Mint, Royal Canadian Mint, and international markets.

Segment information as of and for the three and six months ended June 30, 2007 and 2006 follows:

	Three months ended June 30, 2007
(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations (a)	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$194.1	$366.5	$417.1	$88.3	$(15.9)	$1,050.1	$—	$1,050.1

Segment earnings (loss)	$29.8	$36.7	$68.9	$9.1	$—	$144.5	$(13.9)	$130.6
Adjustments to reconcile to reported operating earnings (loss):
Reorganization and acquisition-related integration costs, net	(2.0)	(4.9)	(2.2)	—	—	(9.1)	(0.3)	(9.4)
Stock-based compensation	—	—	—	—	—	—	(10.3)	(10.3)
Fair value adjustment to inventory	—	—	(27.1)	—	—	(27.1)	—	(27.1)
Depreciation and amortization	(4.1)	(6.6)	(7.4)	(2.1)	—	(20.2)	(0.5)	(20.7)

Operating earnings (loss)	$23.7	$25.2	$32.2	$7.0	$—	$88.1	$(25.0)	$63.1

	Three months ended June 30, 2006
(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations (a)	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$206.5	$359.5	$331.9	$81.0	$(16.9)	$962.0	$—	$962.0

Segment earnings (loss)	$34.9	$30.6	$47.9	$9.7	$—	$123.1	$(17.8)	$105.3
Adjustments to reconcile to reported operating earnings (loss):
Reorganization and acquisition-related integration costs, net	(1.0)	(4.6)	0.4	—	—	(5.2)	(0.4)	(5.6)
Other integration-related costs	—	(0.9)	—	—	—	(0.9)	—	(0.9)
Stock-based compensation	—	—	—	—	—	—	(4.3)	(4.3)
Depreciation and amortization	(2.9)	(5.4)	(4.2)	(2.3)	—	(14.8)	(0.3)	(15.1)

Operating earnings (loss)	$31.0	$19.7	$44.1	$7.4	$—	$102.2	$(22.8)	$79.4

	Six months ended June 30, 2007
(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations (a)	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$375.3	$724.4	$630.0	$174.0	$(32.7)	$1,871.0	$—	$1,871.0

Segment earnings (loss)	$46.3	$76.3	$90.9	$16.5	$—	$230.0	$(24.3)	$205.7
Adjustments to reconcile to reported operating earnings (loss):
Reorganization and acquisition-related integration costs, net	(4.0)	(11.2)	(3.0)	—	—	(18.2)	(0.3)	(18.5)
Stock-based compensation	—	—	—	—	—	—	(17.1)	(17.1)
Fair value adjustment to inventory	—	—	(27.1)	—	—	(27.1)	—	(27.1)
Depreciation and amortization	(8.3)	(13.7)	(11.7)	(4.4)	—	(38.1)	(0.8)	(38.9)

Operating earnings (loss)	$34.0	$51.4	$49.1	$12.1	$—	$146.6	$(42.5)	$104.1

Total assets	$1,067.3	$1,718.7	$1,377.3	$105.3	$—	$4,268.6	$80.5	$4,349.1

	Six months ended June 30, 2006
(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations(a)	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$361.3	$711.0	$560.0	$156.1	$(34.7)	$1,753.7	$—	$1,753.7

Segment earnings (loss)	$52.5	$59.8	$69.2	$19.4	$—	$200.9	$(29.3)	$171.6
Adjustments to reconcile to reported operating earnings (loss):
Reorganization and acquisition-related integration costs, net	(4.3)	(9.7)	(0.3)	—	—	(14.3)	(0.7)	(15.0)
Other integration-related costs	—	(1.8)	—	—	—	(1.8)	—	(1.8)
Inventory write-off	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Stock-based compensation	—	—	—	—	—	—	(9.7)	(9.7)
Depreciation and amortization	(5.6)	(11.6)	(8.4)	(4.7)	—	(30.3)	(0.6)	(30.9)

Operating earnings (loss)	$42.6	$36.7	$60.2	$14.7	$—	$154.2	$(40.3)	$113.9

(a)	Intersegment sales are recorded at cost plus an agreed upon profit on sales.

16. Condensed Consolidating Financial Statements

The Company’s 7 1/2 % Senior Notes (see Note 8) are fully guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these Senior Subordinated Notes. Presented below is the condensed consolidating financial statements of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006.

Condensed Consolidating Statements of Income

	Three months ended June 30, 2007
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$795.6	$297.5	$(43.0)	$1,050.1
Costs and expenses	21.0	744.9	264.1	(43.0)	987.0

Operating (loss) earnings	(21.0)	50.7	33.4	—	63.1
Other expense, net	30.4	11.1	4.9	—	46.4
Equity in the income of subsidiaries	68.1	23.8	—	(91.9)	—

Net income (loss)	$16.7	$63.4	$28.5	$(91.9)	$16.7

	Three months ended June 30, 2006
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$737.2	$287.1	$(62.3)	$962.0
Costs and expenses	21.3	666.0	257.6	(62.3)	882.6

Operating (loss) earnings	(21.3)	71.2	29.5	—	79.4
Other expense, net	46.2	10.1	9.8	—	66.1
Equity in the income of subsidiaries	80.8	18.4	—	(99.2)	—

Net income (loss)	$13.3	$79.5	$19.7	$(99.2)	$13.3

	Six months ended June 30, 2007
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,392.8	$559.4	$(81.2)	$1,871.0
Costs and expenses	39.0	1,316.0	493.1	(81.2)	1,766.9

Operating (loss) earnings	(39.0)	76.8	66.3	—	104.1
Other expense, net	68.8	(0.6)	17.8	—	86.0
Equity in the income of subsidiaries	125.9	47.0	—	(172.9)	—

Net income (loss)	$18.1	$124.4	$48.5	$(172.9)	$18.1

	Six months ended June 30, 2006
(in million)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,317.9	$548.4	$(112.6)	$1,753.7
Costs and expenses	37.9	1,213.7	500.8	(112.6)	1,639.8

Operating (loss) earnings	(37.9)	104.2	47.6	—	113.9
Other expense, net	70.3	8.8	15.8	—	94.9
Equity in the income of subsidiaries	127.2	30.3	—	(157.5)	—

Net income (loss)	$19.0	$125.7	$31.8	$(157.5)	$19.0

Condensed Consolidating Balance Sheets

	As of June 30, 2007
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$54.4	$950.6	$678.0	$(0.9)	$1,682.1
Investment in subsidiaries	3,454.2	348.0	—	(3,802.2)	—
Non-current assets	105.7	2,913.5	142.7	(494.9)	2,667.0

Total assets	$3,614.3	$4,212.1	$820.7	$(4,298.0)	$4,349.1

Liabilities and stockholders’ equity
Current liabilities	$44.1	$454.1	$306.6	$—	$804.8
Non-current liabilities	2,270.9	327.6	142.3	(495.8)	2,245.0
Stockholders’ equity	1,299.3	3,430.4	371.8	(3,802.2)	1,299.3

Total liabilities and stockholders’ equity	$3,614.3	$4,212.1	$820.7	$(4,298.0)	$4,349.1

	As of December 31, 2006
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$140.6	$725.7	$698.2	$(0.8)	$1,563.7
Investment in subsidiaries	2,900.0	369.9	—	(3,269.9)	—
Non-current assets	99.9	2,565.4	130.6	(477.0)	2,318.9

Total assets	$3,140.5	$3,661.0	$828.8	$(3,747.7)	$3,882.6

Liabilities and stockholders’ equity
Current liabilities	$78.0	$439.4	$206.7	$—	$724.1
Non-current liabilities	1,805.1	341.8	232.0	(477.8)	1,901.1
Stockholders’ equity	1,257.4	2,879.8	390.1	(3,269.9)	1,257.4

Total liabilities and stockholders’ equity	$3,140.5	$3,661.0	$828.8	$(3,747.7)	$3,882.6

Condensed Consolidating Statements of Cash Flows

	Six months ended June 30, 2007
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(67.4)	$56.3	$29.0	$—	$17.9
Financing activities:
Net change in short-term debt	—	—	57.6	—	57.6
Proceeds (payments) from (to) intercompany transactions	100.4	(18.0)	(82.4)	—	—
Proceeds from issuance of long-term debt	650.0	—	—	—	650.0
Payments on long-term debt	(384.4)	(0.2)	(9.1)	—	(393.7)
Issuance (repurchase) of common stock, net	(14.7)	—	—	—	(14.7)
Debt issuance and settlement costs	(31.5)	—	(0.4)	—	(31.9)

Net cash provided by (used in) financing activities	319.8	(18.2)	(34.3)	—	267.3

Investing Activities:
Additions to property, plant and equipment	(4.3)	(24.4)	(8.6)	—	(37.3)
Acquisition of business, net of cash acquired	(331.9)	—	—	—	(331.9)
Other	(31.0)	(0.2)	—	—	(31.2)

Net cash (used in) investing activities	(367.2)	(24.6)	(8.6)	—	(400.4)

Effect of exchange rate changes on cash	—	—	0.3	—	0.3

Net increase (decrease) in cash and cash equivalents	(114.8)	13.5	(13.6)	—	(114.9)
Cash and cash equivalents at beginning of period	125.8	0.4	76.4	—	202.6

Cash and cash equivalents at end of period	$11.0	$13.9	$62.8	$—	$87.7

	Six months ended June 30, 2006
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(23.2)	$(239.3)	$199.0	$—	$(63.5)
Financing activities:
Net change in short-term debt	79.3	—	7.2	—	86.5
Proceeds (payments) from (to) intercompany transactions	(83.5)	276.4	(192.9)	—	—
Payments on long-term debt	(60.0)	—	—	—	(60.0)
Issuance (repurchase) of common stock, net	(46.5)	—	—	—	(46.5)
Other	(3.0)	—	(0.1)	—	(3.1)

Net cash provided by (used in) financing activities	(113.7)	276.4	(185.8)	—	(23.1)

Investing Activities:
Additions to property, plant and equipment	—	(24.2)	(7.0)	—	(31.2)
Acquisition of business, net of cash acquired	(43.2)	(10.8)	—	—	(54.0)
Other	—	—	(0.2)	—	(0.2)

Net cash (used in) investing activities	(43.2)	(35.0)	(7.2)	—	(85.4)

Effect of exchange rate changes on cash	—	—	0.2	—	0.2

Net (decrease) increase in cash and cash equivalents	(180.1)	2.1	6.2	—	(171.8)
Cash and cash equivalents at beginning of period	184.5	(4.6)	57.2	—	237.1

Cash and cash equivalents at end of period	$4.4	$(2.5)	$63.4	$—	$65.3

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

The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the Company’s Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Please see the Company’s Annual Report on Form 10-K for 2006 for the fiscal year ended December 31, 2006 for a list of factors which could cause the Company’s actual results to differ materially from those projected in the Company’s forward-looking statements and certain risks and uncertainties that may affect the operations, performance and results of the Company’s businesses. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

The following “Overview” section is a brief summary of the significant items addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). Investors should read the relevant sections of this MD&A for a complete discussion of the items summarized below.

Overview

In the Branded Consumables segment, the Company manufactures or sources, markets and distributes a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples including arts and crafts, paintbrushes, children’s card games, clothespins, collectible tins, firelogs and firestarters, home safety equipment, home canning jars, jar closures, kitchen matches, other craft items, plastic cutlery, playing cards and accessories, rope, cord and twine, storage and workshop accessories, toothpicks and other accessories marketed under the Aviator ®, Ball ®, Bee ®, Bernardin ®, Bicycle ®, BRK ®, Crawford ®, Diamond ®, Dicon ®, First Alert ®, Forster ®, Hoyle ®, KEM ®, Kerr ®, Lehigh ®, Leslie-Locke ®, Loew-Cornell ® and Pine Mountain ® brand names, among others.

In the Consumer Solutions segment, the Company manufactures or sources, markets and distributes and licenses rights to an array of innovative consumer products that are designed to improve consumers’ lives by enhancing sleep, health, personal care, cooking and other daily necessities with leading products such as coffeemakers, bedding, home vacuum packaging machines, heating pads, slow cookers, air cleaning products, fans and heaters and personal and animal grooming products, as well as related consumable products. The Company sells kitchen products under the well-known Crock-Pot ®, FoodSaver ®, Mr. Coffee ®, Oster ®, Rival ®, Seal-a-Meal ®, Sunbeam ®, VillaWare ® and White Mountain ® brand names. Personal care and grooming products are sold under the Health o meter ®, Oster ® and Sunbeam ® brand names. The Company’s portable air cleaning products are sold under Bionaire ® and Harmony ® brand names, and its fans and heaters are sold under the Holmes ® and Patton ® brand names.

In the Outdoor Solutions segment, the Company manufactures or sources, markets and distributes consumer leisure products worldwide for use outside the home or away from the home. The Company sells products for camping, backpacking, tailgating, backyard grilling and other outdoor activities under the Campingaz ® and Coleman ® brand names. As a result of the Pure Fishing acquisition on April 6, 2007, the Company sells under the Outdoor Solutions segment, fishing tackle, lures, rods and reels under well known fishing brands including Abu Garcia ®, Berkley ®, Fenwick ®, Gulp ® Mitchell ®, Sevenstrand ®, Spiderwire ®, Stren ® and Trilene ®.

The Process Solutions segment consists primarily of our plastic consumables business, which manufactures, markets and distributes a wide variety of plastic products, including jar closures, contact lens packaging, plastic cutlery, refrigerator door liners, medical disposables and rigid packaging, and our zinc strip business, which is the largest producer of zinc strip and fabricated zinc products such as coinage blanks for the U.S. Mint, Royal Canadian Mint, and international markets.

Acquisitions

2007 Activity

On April 6, 2007, the Company acquired Pure Fishing, Inc. (“Pure Fishing”), a leading global provider of fishing tackle, lures, rods and reels marketed under well known fishing brands including Abu-Garcia ®, Berkley ®, Gulp ® , Mitchell ®, Stren ® and Trilene ®. The consideration consisted of $300 million in cash, a $100 million five year subordinated note with a 2% coupon and a warrant exercisable into approximately 2.2 million shares of Jarden common stock with an initial exercise price of $45.32 (subject to adjustment as provided therein). In addition to the upfront purchase price, a contingent purchase price payment based on the future financial performance of the acquired business may be paid. The Pure Fishing acquisition is consistent with the Company’s strategy of purchasing leading, niche consumer-oriented brands with attractive cash flows and strong management. Pure Fishing will be included in the Company’s Outdoor Solutions segment from the acquisition date.

On April 24, 2007 the Company entered into a definitive merger agreement with K2 Inc. (“K2”), a leading provider of branded consumer products in the global sports equipment market. Under the terms of the agreement, the Company will pay $10.85 per share of K2 common stock in cash and will issue 0.1086 of a share of Jarden common stock (subject to adjustment as provided in the merger agreement) for each share of K2 common stock outstanding as of the closing. The cash and Jarden common stock to be issued in the transaction has a combined value of approximately $15.50 per K2 share, based on the closing price of Jarden common stock on the date of signing the merger agreement. The total estimated purchase price is approximately $1.2 billion and is based on approximately 49.5 million K2 shares outstanding, the assumption and repayment of indebtedness totaling approximately $316 million and other consideration. Completion of the K2 merger is subject to customary closing conditions that include, among others, receipt of required approval from K2 stockholders, and required regulatory approvals. The transaction, while expected to close in the third quarter of 2007, may not be completed if any of the closing conditions are not satisfied. Under certain terms specified in the merger agreement, the Company or K2 may terminate the agreement. Under certain circumstances if the agreement is terminated, K2 may be required to pay a termination fee of up to approximately $24.0 million to Jarden. Upon consummation, the transaction will be recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the cost of the acquisition over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed will be recorded as goodwill. The condensed consolidated financial statements at June 30, 2007 and related notes pertain to the Company as a stand-alone entity and do not reflect the impact of the pending business combination transaction with K2.

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

Results of Operations—Comparing 2007 to 2006

	Net Sales
	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in millions)
Branded Consumables	$194.1	$206.5	$375.3	$361.3
Consumer Solutions	366.5	359.5	724.4	711.0
Outdoor Solutions	417.1	331.9	630.0	560.0
Process Solutions	88.3	81.0	174.0	156.1
Intercompany eliminations(1)	(15.9)	(16.9)	(32.7)	(34.7)

	$1,050.1	$962.0	$1,871.0	$1,753.7

(1)	Intersegment sales are recorded at cost plus an agreed upon intercompany profit on intersegment sales.

Three Months Ended June 30 2007 versus the Three Months Ended June 30, 2006

Net sales for the three months ended June 30, 2007 increased $88.1 million, or 9.2%, to $1.05 billion versus the same period in the prior year. The overall increase in net sales was primarily due to the acquisition of Pure Fishing. Aggressive inventory management by certain major customers and soft consumer discretionary spending in the non-speciality channel affected domestic sales. This was offset by increased demand internationally and with specialty domestic retailers. Net sales in the Outdoor Solutions segment during its seasonally strongest quarter increased $85.2 million primarily as a result of the Pure Fishing acquisition. The increase in sales in the Consumer Solutions segment was due to net organic growth (approximately $7 million), which was primarily driven by new product introduction and improved pricing in Latin America. The Process Solutions segment grew net sales approximately 9.0% on a year over year basis, primarily due to the impact of cost increases in zinc compared to 2006. Net sales in the Branded Consumables segment decreased approximately 6.0% and was primarily due to the loss of sales of a product line to a significant customer that made a strategic investment in their internal supply business.

Cost of sales increased $57.1 million to $787.0 million for the three months ended June 30, 2007 versus the same period in the prior year, primarily due to the increase in sales volume both organically and from 2006 acquisitions and the inclusion of a $27.1 million charge related to the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory related to the Pure Fishing acquisition. Cost of sales as a percentage of net sales for the three months ended June 30, 2007 and 2006 was 74.9% and 75.9%, respectively (72.3% and 75.9%, respectively excluding the charge for the elimination of manufacturer’s profit in inventory). The improved margins are primarily due to improved margins in Consumer Solutions segment due to sales volume increases, and improved margins in Outdoor Solutions segment due to favorable pricing and the mix of sales shifting to higher margin products.

Selling, general and administrative expenses increased $43.5 million to $190.6 million for the three months ended June 30, 2007 versus the same period in the prior year. The increase was primarily due to acquisitions, increased expenses to support higher sales volume and advertising and marketing costs and the incremental non-cash stock based compensation expense ($6.0 million).

Reorganization and acquisition-related integration costs, net, increased $3.8 million to $9.4 million for the three months ended June 30, 2007 versus the same period in the prior year. These charges primarily relate to the ongoing integration-related activities as the Company rationalizes its manufacturing and administrative platforms principally as a result of acquisitions in prior years.

Net interest expense increased by $4.4 million for the three months ended June 30, 2007 versus the same prior year period. This increase was principally due to higher levels of outstanding debt versus the same prior year period, partially offset by a decrease in the weighted average interest rate to 6.8% in 2007 versus 7.3% in 2006.

The Company’s tax rate for the three months ended June 30, 2007 and 2006 was approximately 43.5% and 74.0%, respectively. This difference results principally from a $19.1 million tax charge recorded during the three months ended June 30, 2006 in association with the internal legal reorganization of the domestic Consumer Solutions businesses. The effective tax rate for the three months ended June 30, 2007 differs from our statutory rate principally as a result of a $2.3 million tax charge recorded on the repatriation of foreign dividends.

Net income for the three months ended June 30, 2007 increased $3.4 million to $16.7 million versus the same period in the prior year. For the three months ended June 30, 2007 earnings per share were $0.23 per diluted share versus earnings of $0.20 per diluted share for the three months ended June 30, 2006. The increase in net income is primarily due to the aforementioned tax charge for the internal legal reorganization ($19.1 million) and improved operating results for the three months ended June 30, 2007 attributable to increased volumes and improved gross margins, offset by the $27.1 million charge for the elimination of profit in inventory and a $6.0 million increase in stock compensation expense.

Six Months Ended June 30 2007 versus the Six Months Ended June 30, 2006

Net sales for the six months ended June 30, 2007 increased $117 million, or 6.7%, to $1.87 billion versus the same period in the prior year. Net sales in the Outdoor Solutions segment increased $70.0 million primarily as a result of the Pure Fishing acquisition. The increase in sales in the Consumer Solutions segment was due to net organic growth (approximately $13 million), which was primarily driven by increased demand and improved pricing in Latin America. The Process Solutions segment grew approximately 11.5% on a year over year basis, primarily due to the impact of cost increases in zinc compared to 2006. Net sales in the Branded Consumables segment increased approximately 3.9% primarily due to the acquisition of the Pine Mountain firelog business offset by the loss of sales of a product line to a significant customer that made a strategic investment in their internal supply business.

Cost of sales increased $70.7 million to $1.41 billion for the six months ended June 30, 2007 versus the same period in the prior year, primarily due to the increase in sales volume both organically and from acquisitions and the inclusion of a $27.1 million charge related to the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory related to the Pure Fishing acquisition. Cost of sales as a percentage of net sales for the six months ended June 30, 2007 and 2006 was 75.2% and 76.2%, respectively (73.7% and 76.2%, respectively excluding the charge for the elimination of manufacturer’s profit in inventory ). The improved margins are primarily due to improved margins in the Consumer Solutions segment due to sales volume increases, and improved margins in the Outdoor Solutions segment due to favorable pricing and the mix of sales shifting to higher margin products.

Selling, general and administrative expenses increased $52.9 million to $341.8 million for the six months ended June 30, 2007 versus the same period in the prior year. The increase was primarily due to acquisitions, increased expenses to support higher sales volume and advertising and marketing costs and the incremental non-cash stock based compensation expense ($7.4 million), offset by a gain from environmental insurance ($3.6 million).

Reorganization and acquisition-related integration costs, net, increased $3.5 million to $18.5 million for the six months ended June 30, 2007 versus the same period in the prior year. These charges primarily relate to the ongoing integration-related activities as the Company rationalizes its manufacturing and administrative platforms principally as a result of acquisitions in prior years.

Net interest expense increased by $3.8 million for the six months ended June 30, 2007 versus the same prior year period. This increase was principally due to higher levels of outstanding debt versus the same prior year period, partially offset by a $2.8 million increase in interest income generated from our cash on hand as a result of the February 2007 debt refinancing (discussed hereafter in the “Capital Resources” section). The weighted average interest rate for the six months ended June 30, 2007 decreased marginally to 7.0% from 7.1% from the same prior year period.

The Company’s tax rate for the six months ended June 30, 2007 and 2006 was approximately 41.0% and 68.3%, respectively. The decrease in the tax provision results principally from a $19.1 million tax charge recorded during the six months ended June 30, 2006 in association with the internal legal reorganization of the domestic Consumer Solutions businesses. The effective tax rate for the six months ended June 30, 2007 differs from our statutory rate principally as a result of a $2.3 million tax charge recorded on the repatriation of foreign dividends.

Net income for the six months ended June 30, 2007 decreased $ 0.9 million to $18.1 million versus the same period in the prior year. For the six months ended June 30, 2007 earnings per share were $0.25 per diluted share versus earnings of $0.29 per diluted share for the six months ended June 30, 2006. The change in net income is primarily due to the aforementioned tax charge for the internal legal reorganization ($19.1 million) and improved operating results for the six months ended June 30, 2007 attributable to increased volumes and improved gross margins, more than offset by the $27.1 million charge for the elimination of manufacturer’s profit in inventory, the $15.7 million loss on the early extinguishment of debt and a $7.4 million increase in non-cash stock compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company believes that its cash and cash equivalents, cash generated from operations and the availability under its senior credit facility as of June 30, 2007, provide sufficient liquidity to support working capital requirements, planned capital expenditures, completion of current and future reorganization and acquisition-related integration programs, and servicing debt obligations.

Net cash provided by operating activities was $17.9 million for the six months ended June 30, 2007, compared to net cash used in operating activities of $63.5 million for the same period last year. The improvement is primarily due to acquisitions and overall improvements in working capital, primarily in the management of accounts receivable and inventory.

Net cash provided by financing activities for the six months ended June 30, 2007 was $267 million compared to net cash used in financing activities of $23.1 million for the same period in 2006. The increase is primarily due to the issuance of long-term debt during the first quarter of 2007 which resulted in approximately $650 million of proceeds; the repurchase of two million shares of the Company’s common stock for $50 million during the first quarter of 2006; partially offset by approximately $394 million in long-term debt payments in 2007.

Net cash used in investing activities for the six months ended June 30, 2007 was $400 million versus $85.4 million for the same period in 2006. Cash used for the acquisition of businesses for the six months ended June 30, 2007 increased approximately $278 million over the same period in 2006 due to the aforementioned acquisition of Pure Fishing. For the six months ended June 30, 2007, capital expenditures were $37.3 million versus $31.2 million for the same period in 2006. The Company has historically maintained capital expenditures at less than 2% of net sales and expects that capital expenditures for 2007 will be consistent with this threshold.

CAPITAL RESOURCES

During February 2007, the Company completed a registered public offering for $650 million aggregate principal amount of 7 1/2% Senior Subordinated Notes due 2017 (the “Senior Notes”) and received net proceeds of approximately $637 million. Of these proceeds, approximately $184 million was used to purchase 94.4% of the principal amount outstanding of the 9 3/4% Senior Subordinated Notes due 2012 (the “Senior Subordinated Notes”) plus the tender premium and accrued interest. During May 2007, the remainder of the principal amount outstanding under the Senior Subordinated Notes was repurchased plus the tender premium and accrued interest for approximately $11 million. As a result of the purchase of Senior Subordinated Notes, the Company recorded a $15.3 million loss on the extinguishment of debt for the six months ended June 30, 2007. This loss is primarily comprised of a $10.1 million tender premium; a loss of $4.5 million related to the termination of $105 million notional amount of interest rate swaps that were designated as fair value hedges against the Senior Subordinated Notes; the write off of $3.7 million of deferred debt issuance costs; and the recognition of $3.7 million of deferred gains that resulted from previously terminated interest rate swaps.

Effective February 13, 2007, the Company amended its Senior Credit Facility to: allow for the aforementioned purchase of the Senior Subordinated Notes; reduce applicable margins on term and revolver borrowings; add the ability of the Company to enter into additional incremental term loans not to exceed in aggregate, $750 million, which includes the ability to increase its revolving loan commitments in an aggregate principal amount not to exceed $150 million; appoint a new administrative agent; and modify certain of its restrictive and financial covenants, among other things.

In connection with the aforementioned Pure Fishing acquisition completed on April 6, 2007, the Company issued a $100 million five-year subordinated note with a 2% coupon and a warrant exercisable into approximately 2.2 million shares of Jarden common stock with an initial exercise price of $45.32 (subject to certain adjustments contained therein).

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

At June 30, 2007, there was no amount outstanding under the revolving credit portion of the Senior Credit Facility. At June 30, 2007, net availability under the Senior Facility was $180.2 million, after deducting $19.8 million of outstanding letters of credit. The Company is required to pay commitment fees on the unused balance of the revolving credit facility. At June 30, 2007, the annual commitment fee on unused balances was 0.375%.

On August 28, 2006, the Company completed a $250 million receivable purchase agreement, which is subject to annual renewal, bears interest at a margin over the commercial paper rate and is accounted for as a borrowing. Under this agreement, substantially all of the Company’s Outdoor solutions and Consumer solutions accounts receivable are sold to a special purpose entity, Jarden Receivables, LLC (“JRLLC”), which is a wholly-owned consolidated subsidiary of the Company. JRLLC funds these purchases with borrowings under a loan agreement, secured by the accounts receivable. There is no recourse to the Company for the unpaid portion of any loans under this loan agreement. The securitization facility is reflected as a short-term borrowing on the Company’s balance sheet because the term of the loan agreement, subject to annual renewals, runs until August 23, 2007. The facility will be drawn upon and repaid as needed to fund general corporate purposes. The initial proceeds were used to fund a portion of the acquisition of the firelog and firestarter business of Conros Corporation, Conros International Ltd., and Java Logg Global Corporation. In contemplation of this securitization transaction, the Company executed an amendment to its Senior Credit Facility, dated August 23, 2006, which permitted the securitization facility, among other things. As of June 30, 2007 approximately $62 million was available for borrowing under the Company’s securitization facility. The Company is required to pay commitment fees of 0.3% per annum on the unused balance of the $250 million securitization facility.

Certain foreign subsidiaries of the Company maintain working capital lines of credits with their respective local financial institutions for use in operating activities. At June 30, 2007, the aggregate amount available under these lines of credit totaled approximately $40 million.

The Company was in compliance with all its debt covenants as of June 30, 2007.

The Company maintains cash balances which at times may be significant, at various international subsidiaries. At June 30, 2007, approximately $26 million of this may be subject to certain availability restrictions. The Company does not believe that such restrictions will materially affect the Company’s liquidity, nor does the Company rely on these cash balances to fund operations outside of the country where the cash was generated.

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

As a result of the Pure Fishing acquisition, the Company has become a counterparty to a $100 million notional amount outstanding in swap agreements that exchange variable interest rates (LIBOR) for fixed rates of interest over the term of the agreements. At June 30, 2007, the weighted average fixed rate of interest and weighted average remaining term of these swaps was 3.95% and 1.7 years, respectively. These swaps are not designated as effective hedges. Fair market value gains or losses are included in the results of operations. The fair market value of these swaps was an asset of $1.4 million at June 30, 2007.

Aside from the contracts acquired in connection with the Pure Fishing acquisition, at June 30, 2007, the Company had $725 million of notional amount outstanding in swap agreements that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements. These swaps are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income. The fair market value of these swaps was an asset of $1.2 million at June 30, 2007.

At June 30, 2007, the Company had a $41.6 million notional amount cross-currency swap outstanding that exchanges Canadian dollars for U.S. dollars. This swap exchanges the variable interest rate bases of the U.S. dollar balance (3-month U.S. LIBOR plus a spread of 175 basis points) and the equivalent Canadian dollar balance (3-month CAD BA plus a spread of 192 basis points). This swap is designated as fair value hedge on a U.S dollar based term loan of a Canadian subsidiary. The fair market value of this cross-currency swap June 30, 2007 was a liability of $4.5 million, with a corresponding offset to long-term debt. At June 30, 2007, the Company had outstanding approximately $97 million notional amount of foreign currency contracts that were acquired in connection with the Pure Fishing acquisition, all of which mature during 2007. These foreign currency contracts are not designated as effective hedges. Fair market value gains or losses are included in the results of operations. The fair market value of these foreign currency contracts was a liability of $0.7 million at June 30, 2007.

Aside from the contracts acquired in connection with the Pure Fishing acquisition, at June 30, 2007, the Company had approximately $158 million notional amount of foreign currency contracts outstanding. The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases. At June 30, 2007, all such foreign currency contracts are designated as cash flow hedges of forecasted inventory purchases. The effective portion of the gains or losses on these derivatives are deferred as a component of accumulated other comprehensive income and are recognized in earnings at the same time that the hedged item affects earnings and are included in the same caption in the statements of income as the underlying hedged item. At June 30, 2007, the fair market value of the foreign currency contracts designated as cash flow hedges was a liability of $3.3 million.

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

On April 6, 2007, the Company completed the acquisition of Pure Fishing, a privately held company. The Company will exclude Pure Fishing’s internal controls over financial reporting for fiscal year 2007 from its assessment of and conclusion on the effectiveness of its internal controls over financial reporting.

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

Securities and Related Litigation

In January and February 2006, purported class action lawsuits were filed in the Federal District Court for the Southern District of New York against the Company and certain Company officers alleging violations of the federal securities laws. The actions were filed on behalf of purchasers of the Company’s common stock during the period from June 29, 2005 (the date the Company announced the signing of the agreement to acquire Holmes) through January 11, 2006.

The complaints, which are substantially similar to one another, allege, among other things, that the plaintiffs were injured by reason of certain allegedly false and misleading statements made by the Company relating to the expected benefits of the THG Acquisition. Joint lead plaintiffs were appointed on June 9, 2006. No class has been certified in the actions.

The lead plaintiffs filed an amended consolidated complaint on August 25, 2006 naming the Company, Consumer Solutions and certain officers of the Company as defendants (collectively “Defendants”) and containing substantially the same allegations as in the initial complaints. On October 20, 2006, Defendants filed a motion to dismiss the consolidated amended complaint. Oral arguments on the motion to dismiss were held on February 2, 2007. On May 31, 2007, the Court issued an opinion denying Defendants’ motion to dismiss. On July 3, 2007, Defendants filed a Motion for Reconsideration of the order denying Defendants’ motion to dismiss. The Court has not issued a decision on the Motion for Reconsideration. Defendants answered the amended consolidated complaint on July 10, 2007.

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

We held our annual meeting of stockholders on May 17, 2007. Of the 71,793,900 shares of common stock entitled to vote at the annual meeting of stockholders, 66,257,762 shares were present in person or by proxy and entitled to vote. Such number of shares represented approximately 92.29% of our outstanding shares of common stock. Listed below are the matters voted upon at our annual meeting of stockholders and the respective voting results:

	Voted FOR	Withheld	Abstained/ Broker Non-Votes
Election of three Class II Directors for three-year terms expiring in 2010
Ian G.H. Ashken	62,473,057	3,784,705	—
Richard L. Molen	63,971,543	2,286,219	—
Charles R. Kaye	64,343,136	1,914,626	—

	Voted FOR	Voted AGAINST	Withheld/ Abstained/ Broker Non-Votes
Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting form for the year ending December 31, 2007	64,463,575	1,790,081	4,106

Our board of directors is currently comprised of each of the Class II Directors listed in the table above, including Ian G.H. Ashken, Richard L. Molen, and Charles R. Kaye, the Class I Directors, including Martin E. Franklin, René-Pierre Azria and Michael S. Gross, and the Class III Directors, including Douglas W. Huemme, Robert L. Wood, and Irwin D. Simon.

Item 6.	Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit	Description
2.1	Agreement and Plan of Merger dated as of April 24, 2007 among the Company, K2 Merger Sub, Inc. and K2 Inc. (filed as Exhibit 2.1 to the Company’s Current Form on 8-K, filed with the Commission on April 27, 2007 and incorporated by reference herein).

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Jarden Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 15, 2005, and incorporated herein by reference).

3.4	Bylaws of the Company (filed as Exhibit C to the Company’s Definitive Proxy Statement, filed with the Commission on November 26, 2001, and incorporated herein by reference).

*4.1	Third Supplemental Indenture to the 2007 Indenture, dated as of May 11, 2007, among the Company, the Guarantors named therein and The Bank of New York, as Trustee.

10.1	Voting Agreement dated as of April 24, 2007 among the Company and directors and executive officers of K2 Inc. (filed as Exhibit 10.1 to the Company’s Current Form on 8-K, filed with the Commission on April 27, 2007 and incorporated by reference herein).

10.2	Third Amended and Restated Employment Agreement, dated as of May 24, 2007, between the Company and Martin E. Franklin (filed as Exhibit 10.1 to the Company’s Current Form on 8-K, filed with the Commission on May 25, 2007 and incorporated by reference herein).

10.3	Third Amended and Restated Employment Agreement, dated as of May 24, 2007, between the Company and Ian G.H. Ashken (filed as Exhibit 10.2 to the Company’s Current Form on 8-K, filed with the Commission on May 25, 2007 and incorporated by reference herein).

10.4	Second Amended and Restated Employment Agreement, dated as of May 24, 2007, between the Company and James E. Lillie (filed as Exhibit 10.3 to the Company’s Current Form on 8-K, filed with the Commission on May 25, 2007 and incorporated by reference herein).

10.5	Employment Agreement, dated as of May 24, 2007, between the Company and John E. Capps (filed as Exhibit 10.4 to the Company’s Current Form on 8-K, filed with the Commission on May 25, 2007 and incorporated by reference herein).

10.6	Employment Agreement, dated as of May 24, 2007, between the Company and Richard T. Sansone (filed as Exhibit 10.5 to the Company’s Current Form on 8-K, filed with the Commission on May 25, 2007 and incorporated by reference herein).

10.7	Restricted Stock Award Agreement, dated May 24, 2007, between the Company and Martin E. Franklin (filed as Exhibit 10.6 to the Company’s Current Form on 8-K, filed with the Commission on May 25, 2007 and incorporated by reference herein).

10.8	Restricted Stock Award Agreement, dated May 24, 2007, between the Company and Ian G.H. Ashken (filed as Exhibit 10.7 to the Company’s Current Form on 8-K, filed with the Commission on May 25, 2007 and incorporated by reference herein).

10.9	Restricted Stock Award Agreement, dated May 24, 2007, between the Company and James E. Lillie (filed as Exhibit 10.8 to the Company’s Current Form on 8-K, filed with the Commission on May 25, 2007 and incorporated by reference herein).

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2007

JARDEN CORPORATION (Registrant)

By:	/s/ Richard T. Sansone
Name:	Richard T. Sansone
Title:	Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

* 4.1	Third Supplemental Indenture to the 2007 Indenture, dated as of May 11, 2007, among the Company, the Guarantors named therein and The Bank of New York, as Trustee.

* 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith