Form 10-Q
period 2007-09-30
JARDEN CORP
filed 2007-11-05
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2007
Common Stock, par value $ 0.01 per share	77,601,114 shares

JARDEN CORPORATION

Quarterly Report on Form 10-Q

For the three and nine months ended September 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net sales	$1,322.2	$1,033.1	$3,193.2	$2,786.8
Cost of sales	994.4	767.9	2,401.0	2,103.8

Gross profit	327.8	265.2	792.2	683.0
Selling, general and administrative expenses	239.2	156.0	581.0	444.9
Reorganization and acquisition-related integration costs, net	11.0	7.5	29.5	22.5

Operating earnings	77.6	101.7	181.7	215.6
Interest expense, net	43.0	29.6	100.7	83.5
Loss on early extinguishment of debt	—	—	15.7	—

Income before taxes	34.6	72.1	65.3	132.1
Income tax provision	13.4	20.8	26.0	61.8

Net income	$21.2	$51.3	$39.3	$70.3

Earnings per share:
Basic	$0.29	$0.79	$0.56	$1.08
Diluted	$0.28	$0.78	$0.54	$1.07
Weighted average shares outstanding:
Basic	73.3	64.6	70.6	64.9
Diluted	74.9	65.6	72.5	65.9

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share amounts)

	September 30, 2007	December 31, 2006
Assets:
Cash and cash equivalents	$162.5	$202.6
Accounts receivable, net of allowances of $45.6 and $47.3 at September 30, 2007 and December 31, 2006, respectively	1,053.4	558.8
Inventories	1,327.2	659.2
Deferred taxes on income	115.8	98.3
Prepaid expenses and other current assets	82.9	44.8

Total current assets	2,741.8	1,563.7

Property, plant and equipment, net	511.0	345.8
Goodwill	1,623.8	1,223.7
Intangibles, net	1,128.7	704.2
Other assets	81.3	45.2

Total assets	$6,086.6	$3,882.6

Liabilities:
Short-term debt and current portion of long-term debt	$369.8	$19.2
Accounts payable	476.5	303.3
Accrued salaries, wages and employee benefits	133.7	95.8
Taxes on income	34.1	14.5
Deferred consideration for acquisitions	—	29.4
Other current liabilities	363.8	261.9

Total current liabilities	1,377.9	724.1

Long-term debt	2,540.4	1,421.8
Deferred taxes on income	364.5	210.3
Other non-current liabilities	255.9	269.0

Total liabilities	4,538.7	2,625.2

Stockholders’ equity:
Preferred stock ($0.01 par value, 5.0 shares authorized, no shares issued and outstanding at September 30, 2007 and December 31, 2006)	—	—
Common stock ($0.01 par value, 150.0 shares authorized, 78.4 and 72.8 shares issued at September 30, 2007 and December 31, 2006, respectively)	0.8	0.7
Additional paid-in capital	1,234.4	999.3
Retained earnings	299.8	261.3
Accumulated other comprehensive income	44.8	26.5
Less: Treasury stock (0.8 and 1.2 shares, at cost, at September 30, 2007 and December 31, 2006, respectively)	(31.9)	(30.4)

Total stockholders’ equity	1,547.9	1,257.4

Total liabilities and stockholders’ equity	$6,086.6	$3,882.6

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$39.3	$70.3
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	64.9	47.0
Other non-cash items	4.7	73.5
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(79.5)	(78.7)
Inventory	(52.4)	(122.1)
Accounts payable	50.2	45.8
Other assets and liabilities	(3.9)	(8.0)

Net cash provided by operating activities	23.3	27.8

Cash flows from financing activities:
Net change in short-term debt	303.0	180.1
Proceeds from issuance of long-term debt	1,350.0	—
Payments on long-term debt	(729.2)	(63.0)
Proceeds from issuance of stock, net of transaction fees	10.5	3.9
Repurchase of common stock and shares tendered for taxes	(24.9)	(50.0)
Debt issuance and settlements costs	(36.4)	(2.6)
Other	0.8	5.0

Net cash provided by financing activities	873.8	73.4

Cash flows from investing activities:
Additions to property, plant and equipment	(55.4)	(47.9)
Acquisition of businesses, net of cash acquired	(906.0)	(209.1)
Other	20.5	0.8

Net cash used in investing activities	(940.9)	(256.2)

Effect of exchange rate changes on cash	3.7	0.8

Net decrease in cash and cash equivalents	(40.1)	(154.2)
Cash and cash equivalents at beginning of period	202.6	237.1

Cash and cash equivalents at end of period	$162.5	$82.9

Supplemental cash disclosures:
Taxes paid	$41.2	$27.4
Interest paid	88.7	82.1
Non-cash activity:
Long-term debt issued for acquisition of business	$94.1	$—
Shares issued for acquisition of business	184.4	—

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

On August 8, 2007, the Company acquired all of the outstanding shares of K2 Inc. (the “Acquisition”), a leading provider of branded consumer products in the global sports equipment market (see Note 5). The Company’s results of operations for the three and nine months ended September 30, 2007 include the results of K2 Inc. (“K2”) from August 8, 2007 (the “Acquisition Date”).

Certain reclassifications have been made in the Company’s financial statements of the prior year to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

New Accounting Standards

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 155” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also established presentation and disclosure requirements designed to facilitate comparisons that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not yet assessed the impact of adopting the provisions of SFAS 159.

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

2. Share-Based Awards

Stock-based compensation costs, which are included in selling, general and administrative expenses, were $16.1 million and $6.4 million for the three months ended September 30, 2007 and 2006, respectively, and $33.2 million and $16.1 million for the nine months ended September 30, 2007 and 2006, respectively.

During 2007, the Company has granted a total of approximately 1.3 million restricted awards. As part of these awards, in May 2007, the Company’s board of directors approved the granting of an aggregate of 365,000 restricted shares of the Company’s common stock to certain executive officers of the Company. The grant date fair value of these restricted share awards was $39.93 with an aggregate fair value of $14.6 million for the grant. These restricted share awards vest based upon achieving certain common stock price thresholds.

The other 938,194 restricted awards granted by the Company during 2007 vest primarily by achieving certain performance measures or common stock price thresholds in addition to rendering explicit service requirements. For the 369,669 awards with common stock thresholds the weighted average grant date fair value of these awards was $36.29 with an aggregate fair value of $13.4 million. For the remaining 568,525 awards with performance measures, the weighted average grant date fair value of these awards was $40.27 with an aggregate fair value of $22.9 million.

3. Inventories

Inventories are comprised of the following at September 30, 2007 and December 31, 2006:

(in millions)	September 30, 2007	December 31, 2006
Raw materials and supplies	$217.0	$141.8
Work in process	73.7	30.5
Finished goods	1,036.5	486.9

Total inventory	$1,327.2	$659.2

4. Property, Plant and Equipment

Property, plant and equipment, net, consist of the following at September 30, 2007 and December 31, 2006:

(in millions)	September 30, 2007	December 31, 2006
Land	$30.2	$25.2
Buildings	167.2	122.4
Machinery and equipment	621.1	443.3

	818.5	590.9
Less: Accumulated depreciation	(307.5)	(245.1)

Total property, plant and equipment, net	$511.0	$345.8

Depreciation of property, plant and equipment was $23.0 million and $14.9 million for the three months ended September 30, 2007 and 2006, respectively, and $57.6 million and $45.1 million for the nine months ended September 30, 2007 and 2006, respectively.

5. Acquisitions

On April 6, 2007 the Company acquired Pure Fishing, Inc. (“Pure Fishing”), a leading global provider of fishing tackle marketed under well known fishing brands including Abu-Garcia®, Berkley®, Gulp®, Mitchell®, Stren® and Trilene®. The consideration consisted of $300 million in cash, a $100 million five year subordinated note with a 2% coupon and a warrant exercisable into approximately 2.2 million shares of Jarden common stock with an initial exercise price of $45.32 (subject to adjustment as provided therein). In addition to the upfront purchase price, a contingent purchase price payment of up to $50 million based on the future financial performance of the acquired business may be paid. The Pure Fishing acquisition is consistent with the Company’s strategy of purchasing leading, niche consumer-oriented brands with attractive cash flows and strong management. Pure Fishing is included in the Company’s Outdoor Solutions segment from the acquisition date.

On August 8, 2007 the Company acquired all the outstanding shares of K2, a leading provider of branded consumer products in the global sports equipment market in exchange for consideration $10.85 in cash per share of K2 common stock and 0.1118 of a share of Jarden common stock for each share of K2 common stock issued and outstanding. The total value of the transaction, including debt assumed, was approximately $1.2 billion. The aggregate consideration to the K2 shareholders was approximately $701 million and was comprised of a cash payment of approximately $517 million and the issuance of approximately 5.3 million common shares of the Company with a fair value of approximately $184 million. The cash and Jarden common stock issued in the transaction has a combined value of $14.72 per K2 share, which was calculated using the average of the closing stock price of a share of Jarden common stock on the NYSE during the five-day trading period ending two trading days after the date that the number of shares of Jarden common stock to be received by K2 stockholders was finalized, which was August 6, 2007. The total purchase price of $773 million, which is net of cash acquired, also includes: the purchase of K2 share-based awards for $22.7 million, the Company’s investment in K2 prior to the acquisition of $31.1 million; debt make-whole premiums of $15.4 million and other fees and consideration totaling $16.5 million. In connection with the Acquisition the Company repaid certain of K2’s debt, including accrued interest and the aforementioned make-whole premiums for approximately $341 million. The Acquisition was recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed based on their estimated fair values at the date of Acquisition. The excess of the cost of the Acquisition over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. Based on the Company’s preliminary independent valuation, which is subject to further refinement, the purchase price is allocated as follows:

Preliminary Purchase Price Allocation (in millions):
Preliminary value assigned:
Accounts receivable	$317.9
Inventories	519.6
Current deferred tax asset	17.4
Other current assets	31.5
Property, plant and equipment	146.1
Intangible assets	240.0
Goodwill	267.6
Other assets	13.4
Other current liabilities	(248.9)
Long-term debt	(401.9)
Other liabilities	(34.4)
Non-current deferred tax liability	(95.1)

Total purchase price, net of cash acquired	$773.2

Pro forma results

The following unaudited pro forma financial information presents the combined results of operations of the Company and K2 as if the Acquisition had occurred at January 1, 2007 and 2006. The historical results of the Company for the nine months ended September 30, 2007 include the results of K2 from the Acquisition Date. The pro forma results presented below for the three months ended September 30, 2007 combine the results of the Company for the three months ended September 30, 2007 and the historical results of K2 from July 1, 2007 through the Acquisition Date. The pro forma results presented below for the nine months ended September 30, 2007 combine the results of the Company for the nine months ended September 30, 2007 and the historical results of K2 from January 1, 2007 through the Acquisition Date. The pro forma results for the three and nine months ended September 30, 2006 combine the historical results of the Company and K2 for the three and nine months ended September 30, 2006. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the Acquisition been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at the Company’s statutory tax rate of 39.5%.

	Three Months Ended September 30		Nine Months Ended September 30,
	(unaudited)
(in millions, except per share data)	2007	2006	2007	2006
Net sales	$1,442.7	$1,390.0	$4,001.8	$3,792.9
Net income (loss)	43.7	66.1	(12.3)	17.6
Earnings (loss) per share:
Basic:	$0.58	$0.94	$(0.16)	$0.25
Diluted:	$0.57	$0.93	$(0.16)	$0.25

The unaudited pro forma financial information for the three and nine months ended September 30, 2007 and 2006 include $1.7 million and $5.1 million, respectively, for the amortization of purchased intangibles from the Acquisition based on the preliminary purchase price allocation. The unaudited pro forma financial information also includes the following non-recurring charges related to the Acquisition: charges for the fair market value adjustment for manufacturers profit in inventory and other transaction costs of $99.3 million for the nine months ended September 30, 2007 and 2006, respectively.

6. Goodwill and Intangibles

Goodwill at September 30, 2007 and December 31, 2006 is as follows:

(in millions)	Net Book Value at January 1, 2007	Acquisitions	Foreign Exchange and Other Adjustments	Net Book value at September 30, 2007
Branded Consumables	$497.8	$—	$(0.6)	$497.2
Consumer Solutions	489.7	—	(6.7)	483.0
Outdoor Solutions	236.2	430.3	(22.9)	643.6

	$1,223.7	$430.3	$(30.2)	$1,623.8

Intangibles, net at September 30, 2007 and December 31, 2006 are as follows:

(in millions)	Gross Carrying Amount at January 1, 2007	Acquisitions	Other Adjustments	Accumulated Amortization and Foreign Exchange	Net Book Value at September 30, 2007	Amortization Periods (years)
Patents	$0.1	$—	$—	$—	$0.1	30
Non-compete agreements	1.7	—	—	(1.4)	0.3	3-5
Manufacturing process, expertise and technology	6.5	25.5	—	(6.6)	25.4	5-7
Brand names	1.9	2.4	—	(0.3)	4.0	10
Customer relationships and distributor channels	115.6	30.6	—	(6.9)	139.3	10-25
Trademarks and tradenames	585.8	372.9	—	0.9	959.6	Indefinite

	$711.6	$431.4	$—	$(14.3)	$1,128.7

Amortization of intangibles was $3.0 million and $1.2 million for the three months ended September 30, 2007 and 2006 respectively, and $7.3 million and $1.9 million for the nine months ended September 30, 2007 and 2006 respectively.

Acquisition amounts for goodwill and intangibles are based on the Company’s preliminary valuation, which is subject to further adjustment.

7. Warranty Reserve

The warranty reserve activity for the nine months ended September 30, 2007 is as follows:

(in millions)	2007
Warranty reserve at January 1,	$78.1
Acquisitions and other adjustments	13.4
Provisions for warranties issued, net	87.3
Warranty claims paid	(95.4)

Warranty reserve at September 30,	$83.4

8. Debt and Derivative Financial Instruments

Debt is comprised of the following at September 30, 2007 and December 31, 2006:

(in millions)	September 30, 2007	December 31, 2006
Senior Credit Facility Term Loans	$1,668.3	$1,177.5
7 1/2% Senior Subordinated Notes due 2017	650.0	—
Securitization Facility	250.0	—
9 3/4% Senior Subordinated Notes	—	179.9
2% Subordinated Note due 2012	94.6	—
5% Convertible Debentures due 2010	68.6	—
Senior Credit Facility Revolver	66.0	—
Non-U.S. borrowings	103.8	58.2
Other (primarily capital leases)	8.9	25.4

Total debt	2,910.2	1,441.0

Less: current portion	(369.8)	(19.2)

Total long-term debt	$2,540.4	$1,421.8

In connection with the Acquisition, the Company incurred approximately $891 million of additional debt from its Senior Credit Facility and its Securitization Facility, increased its revolving loan commitment by $25 million to a total of $225 million and amended the Securitization Facility to include additional domestic entities. The additional debt is primarily comprised of the following: an incremental term loan (Term Loan B3) of $700 million that matures in 2012 and bears interest at LIBOR plus 250 basis points; and $185 million under the Securitization Facility.

During September 2007, the Company entered into an additional $200 million notional amount swap agreement that exchanges variable interest rates (LIBOR) for a 4.8% fixed rate of interest over the term of the agreement, which matures in September 2010. The Company has designated this swap as a cash flow hedge of the interest rate risk attributable to forecasted variable interest (LIBOR) payments. Also during September 2007, the Company received $0.5 million in proceeds for the termination of a $150 million notional amount fixed rate swap that was designated as an effective cash flow hedge of the interest rate risk attributable to forecasted variable interest. This gain has been deferred and is being amortized over the remaining life of the terminated swap as a credit to interest expense. During October 2007, the Company entered into an additional $150 million notional amount swap agreement that exchanges variable interest rates (LIBOR) for a 4.647% fixed rate of interest over the term of the agreement, which matures in September 2009.

During February 2007, the Company completed a registered public offering for $650 million aggregate principal amount of 7 1/2% Senior Subordinated Notes due 2017 (the “Senior Notes”) and received net proceeds of approximately $637 million. Of these proceeds, approximately $195 million was used to purchase all of the principal amount outstanding of the Company’s 9 3/4% Senior Subordinated Notes due 2012 (the “Senior Subordinated Notes”) plus the tender premium and accrued interest. As a result of the purchase of Senior Subordinated Notes, the Company recorded a $15.3 million loss on the extinguishment of debt for the nine months ended September 30, 2007. This loss is primarily comprised of a $10.1 million tender premium; a loss of $4.5 million related to the termination of $105 million notional amount of interest rate swaps that were designated as fair value hedges against the Senior Subordinated Notes; the write off of $3.7 million of deferred debt issuance costs; and the recognition of $3.7 million of deferred gains that resulted from previously terminated interest rate swaps.

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

As a result of the Pure Fishing acquisition, the Company became a counterparty to an additional $100 million notional amount in swap agreements that exchange variable interest rates (LIBOR) for fixed rates of interest over the term of the agreements. At September 30, 2007, the weighted average fixed rate of interest and weighted average remaining term of these swaps was 3.95% and 1.4 years, respectively. These swaps are not designated as hedges. Fair market value gains or losses are included in the results of operations. The fair market value of these swaps was an asset of $0.6 million at September 30, 2007.

At September 30, 2007, the Company had outstanding approximately $45 million notional amount of foreign currency contracts that were acquired in connection with the acquisitions of K2 and Pure Fishing. These foreign currency contracts, which are not designated as effective hedges, have maturity dates through 2008. Fair market value gains or losses are included in the results of operations. The fair market value of these foreign currency contracts was a liability of $1.0 million at September 30, 2007.

9. Contingencies

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business (“EPA”). In addition, the Company or certain of its subsidiaries have been identified by the United States Environmental Protection Agency or a state environmental agency as a Potentially Responsible Party (“PRP”) pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law at various sites. Based on currently available information, the Company does not believe that the disposition of any of the legal or environmental disputes the Company or its subsidiaries is currently involved in will have a material adverse effect upon the Company’s financial condition, results of operations or cash flows. It is possible, that as additional information becomes available, the impact on the Company of an adverse determination could have a different effect.

Environmental

The Company’s operations are subject to certain federal, state, local and foreign environmental laws and regulations in addition to laws and regulations regarding labeling and packaging of products and the sales of products containing certain environmentally sensitive materials.

In addition to ongoing environmental compliance at its operations, the Company also is actively engaged in environmental remediation activities, the majority of which relate to divested operations and sites. The Company or various of its subsidiaries have been identified by the EPA or a state environmental agency as a PRP pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law at various sites (collectively, the “Environmental Sites”). The Company has established reserves to cover the anticipated probable costs of investigation and remediation, based upon periodic reviews of all sites for which they have, or may have, remediation responsibility. The Company accrues environmental investigation and remediation costs when it is probable that a liability has been incurred, the amount of the liability can be reasonably estimated and their responsibility for the liability is established. Generally, the timing of these accruals coincides with the earlier of formal commitment to an investigation plan, completion of a feasibility study or a commitment to a formal plan of action. The Company accrued its best estimate of investigation and remediation costs based upon facts known at such dates and because of the inherent difficulties in estimating the ultimate amount of environmental costs, which are further described below, these estimates may materially change in the future as a result of the uncertainties described below. Estimated costs, which are based upon experience with similar sites and technical evaluations, are judgmental in nature and are recorded at discounted amounts without considering the impact of inflation and are adjusted periodically to reflect changes in applicable laws or regulations, changes in available technologies and receipt by the Company of new information. It is difficult to estimate the ultimate level of future environmental expenditures due to a number of uncertainties surrounding environmental liabilities. These uncertainties include the applicability of laws and regulations, changes in environmental remediation requirements, the enactment of additional regulations, uncertainties surrounding remediation procedures including the development of new technology, the identification of new sites for which the Company and various of its subsidiaries could be a PRP, information relating to the exact nature and extent of the contamination at each Environmental Site and the extent of required cleanup efforts, the uncertainties with respect to the ultimate outcome of issues which may be actively contested and the varying costs of alternative remediation strategies.

Due to the uncertainty described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of September 30, 2007.

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

The Company and/or its subsidiaries are therefore party to various personal injury and property damage lawsuits relating to their products and incidental to its business. Annually, the Company sets its product liability insurance program which is an occurrence-based program based on the Company and its subsidiaries’ current and historical claims experience and the availability and cost of insurance. The Company’s product liability insurance program generally includes a self-insurance retention per occurrence.

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

The lead plaintiffs filed an amended consolidated complaint on August 25, 2006 naming the Company, Consumer Solutions and certain officers of the Company as defendants (collectively “Defendants”) and containing substantially the same allegations as in the initial complaints. On October 20, 2006, Defendants filed a motion to dismiss the consolidated amended complaint. On May 31, 2007, the Court issued an opinion denying Defendants’ motion to dismiss. On July 3, 2007, Defendants filed a Motion for Reconsideration of the order denying Defendants’ motion to dismiss. Defendants answered the amended consolidated complaint on July 10, 2007. On September 5, 2007, the court granted Defendants’ motion for reconsideration, but reaffirmed its May 31, 2007 denial of Defendants’ motion to dismiss. On September 10, 2007, Plaintiffs moved for class certification. Defendants’ opposition to plaintiffs’ motion for class certification is due on November 7, 2007.

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

Intellectual Property

In connection with K2’s acquisition of substantially all of the assets of Miken Composites, L.L.C. (“Miken”), a business engaged in the design, selling and distribution of composite softball bats and softball-related products and accessories in the fourth quarter of 2004, K2 assumed the post-acquisition damages, if any, relating to a patent lawsuit in the U.S. District Court for the District of Minnesota. In this patent lawsuit, Miken Composites L.L.C. v. Wilson Sporting Goods Co., Miken commenced an action in April 2002 seeking a declaration that a line of softball bats manufactured by Miken does not infringe a particular patent owned by Wilson Sporting Goods Co. (“Wilson”). In response, Wilson counterclaimed for patent infringement seeking compensatory damages and a permanent injunction against Miken as the manufacturer and distributor of the allegedly infringing bats.

On August 10, 2006, the Minnesota Court issued an order granting summary judgment of non-infringement to Miken as to all of the accused softball bats, but held that Wilson’s patent was valid. Wilson appealed this decision on September 7, 2006.

The outcome of this matter cannot be predicted. Although each of K2 and Miken believes that Miken has meritorious defenses to Wilson’s counterclaims, in the event that Miken does not prevail, it is expected that Wilson would take action against K2 for alleged acts of infringement arising after the acquisition of Miken’s assets by K2. It is further expected, that Wilson would seek the same remedies against K2 that it is currently seeking against Miken, namely compensatory damages and an injunction against the manufacture and sale of allegedly infringing bats.

Sale of K2 Inc. to Jarden Corporation

On July 30, 2007, K2 announced that it and the City of Roseville Employees’ Retirement System, on behalf of itself and all others similarly situated, agreed to a settlement in principle of the pending litigation in the Superior Court of the State of California brought by the City of Roseville Employees’ Retirement System relating to the acquisition of K2 by the Company. The material terms of the settlement included K2’s agreement to make certain disclosures regarding the transaction, which disclosures K2 made in its proxy materials sent to shareholders and reports filed with the SEC. Pursuant to the settlement, K2 and the Company also amended the merger agreement to reduce from $27.5 million to $24 million the termination fee that would have been payable by K2 to the Company under certain circumstances in the event that the merger agreement had been terminated. The settlement includes full releases of all the defendants. The settlement is subject to approval of the California Superior Court where the case is pending. A companion case brought by Steamfitters Local 449 Pension & Retirement Security Funds has been dismissed.

Other

In connection with the sale of its Anthony Pools Division, K2 received certain distributions in 1997 and 1998 from a corporation in which it held a minority interest. On March 30, 2007, K2 received a notice of liability from the Internal Revenue Service asserting transferee liability for federal income taxes of this corporation totaling $16.5 million. K2 has contested the notice of liability by filing a petition in United States Tax Court and intends to defend itself, by among other things, seeking contribution from other shareholders of this corporation. At this time, K2 is seeking information related to this matter.

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

The Company and certain of its subsidiaries file income tax returns in the United States and other foreign jurisdictions. In 2006, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s 2003 and 2004 U.S. income tax returns. In addition, there are ongoing examinations of the federal tax returns for current subsidiaries for years prior to their acquisition by the Company. The Company is also under examination for the income tax filings in various state and foreign jurisdictions. The Company believes it has provided adequate reserves with respect to potential tax assessments (including related penalties and interest) that may arise upon such audits.

The Company’s gross unrecognized tax benefit at the date of adoption of FIN 48 is approximately $68 million. This will differ from the amount which would affect the effective tax rate due to the impact of purchase accounting. The amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate are approximately $22 million and the amount of gross unrecognized tax benefits as a result of purchase accounting are approximately $46 million. The amount of gross unrecognized tax benefits recorded at the date of acquisition of K2 and Pure Fishing were approximately $25 million and $2 million, respectively. During 2007, the Company paid federal income tax of approximately $7 million and interest of approximately $3 million attributable to a recently agreed upon IRS audit related to the pre-acquisition period of an acquired business. On September 30, 2007, the amount of the Company’s gross unrecognized tax benefits is approximately $89 million. The amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate are approximately $23 million, and the amount of gross unrecognized tax benefits as a result of purchase accounting is approximately $66 million. At September 30, 2007, the Company believes it has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits may significantly change within twelve months.

The Company classifies all interest and penalties on uncertain tax positions as income tax expense, which is consistent with the classification in prior years. As of September 30, 2007, the Company has recorded approximately $12 million in liabilities for tax related interest on its Consolidated Balance Sheet. For the three and nine months ended September 30, 2007, the total amount of interest recognized in the results of operations was $0.4 million and $0.7 million, respectively.

11. Earnings Per Share

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2007	2006	2007	2006
Net income, as reported	$21.2	$51.3	$39.3	$70.3

Weighted average shares outstanding:
Basic	73.3	64.6	70.6	64.9
Dilutive share-based awards	1.6	1.0	1.9	1.0

Diluted	74.9	65.6	72.5	65.9

Earnings per share:
Basic	$0.29	$0.79	$0.56	$1.08
Diluted	$0.28	$0.78	$0.54	$1.07

Stock options and warrants to purchase 2.2 million and 0.5 million shares of the Company’s common stock at September 30, 2007 and 2006, had exercise prices that exceeded the average market price of the Company’s common stock for the three months ended September 30, 2007 and 2006; respectively. As such, these share-based awards did not affect the computation of diluted earnings per share. Additionally, 0.5 million shares of common stock related to the Company’s convertible debt have been excluded from the computation of diluted earnings per share as the effect would be antidilutive.

12. Stockholders’ Equity and Comprehensive Income

Stockholders’ Equity

The common stock warrant (the “Warrant”) issued in connection with the Pure Fishing acquisition grants the holder the right to at any time after the one year from the date of issue to purchase approximately 2.2 million shares of Jarden common stock at an initial purchase price of $45.32 per share (subject to adjustment as provided therein). The Warrant, which has an initial fair value of approximately $13 million, must be exercised in full and expires on March 31, 2012. The Company has the option to require the holder to exercise the Warrant if at any time after one year from the date of issuance the closing price of Jarden’s common stock exceeds $50.99 (subject to equitable adjustment for certain transactions) for a period of three consecutive trading days. If the holder of the Note, also issued in connection with the Pure Fishing acquisition (see Note 8) causes Jarden to redeem the Notes, then the threshold price for the right of mandatory exercise of the Warrant will be reduced from the aforementioned $50.99 to $45.32.

Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2007	2006	2007	2006
Net income	$21.2	$51.3	$39.3	$70.3
Unrealized gain on investment	(0.6)	—	—	—
Derivative financial instruments	(7.3)	(7.4)	(10.8)	9.3
Foreign currency translation	18.0	4.3	29.2	7.5
Accrued benefit costs	—	—	(0.1)	—

Comprehensive income	$31.3	$48.2	$57.6	$87.1

13. Employee Benefit Plans

Components of Net Periodic Costs

Pension Benefits

	Three months ended September 30,
	2007			2006
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$0.1	$0.3	$0.4	$0.2	$0.1	$0.3
Interest cost	4.3	0.4	4.7	3.5	0.2	3.7
Expected return on plan assets	(4.0)	(0.3)	(4.3)	(3.2)	(0.1)	(3.3)
Amortization, net	0.1	—	0.1	0.1	—	0.1

Net periodic cost	0.5	0.4	0.9	0.6	0.2	0.8

Curtailment/Settlement	0.1	—	0.1	—	—	—

Total benefit cost	$0.6	$0.4	$1.0	$0.6	$0.2	$0.8

Pension Benefits

	Nine months September 30,
	2007			2006
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$0.3	$0.6	$0.9	$0.5	$0.5	$1.0
Interest cost	11.4	0.8	12.2	10.5	0.5	11.0
Expected return on plan assets	(10.4)	(0.5)	(10.9)	(9.4)	(0.3)	(9.7)
Amortization, net	0.3	—	0.3	0.3	—	0.3

Net periodic cost	1.6	0.9	2.5	1.9	0.7	2.6

Curtailment/Settlement	0.1	—	0.1	—	(0.1)	(0.1)

Total benefit cost	$1.7	$0.9	$2.6	$1.9	$0.6	$2.5

Postretirement Benefits

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2007	2006	2007	2006
Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	0.3	0.4	0.9	1.1
Amortization, net	(0.1)	(0.1)	(0.5)	(0.1)

Net periodic cost	$0.3	$0.4	$0.7	$1.3

Curtailment gain	—	—	—	(1.7)

Total benefit cost	$0.3	$0.4	$0.7	$(0.4)

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

The Company expects to adopt the measurement date provisions of SFAS 158 for the year ending December 31, 2008 and expects to use the second transition approach as defined by SFAS 158. This transition approach allows the Company to estimate the effects of the change by using of the measurements to be determined as September 30, 2007 and that will be used for the year ended December 31, 2007. The Company does not expect the adoption of the measurement date provisions of SFAS 158 to have a material affect on the Company’s consolidated statement of financial position.

14. Reorganization and Acquisition-Related Integration Costs

For the three and nine months ended September 30, 2007 and 2006, the Company recorded the following reorganization and acquisition-related integration costs:

	Three months ended September 30, 2007
(in millions)	Employee Terminations	Other Charges	Impairment	Total
Charged to Results of Operations:
Branded Consumables	$0.1	$1.2	$0.4	$1.7
Consumer Solutions	0.2	7.1	—	7.3
Outdoor Solutions	0.1	0.6	—	0.7
Corporate	0.6	0.7	—	1.3

Subtotal	1.0	9.6	0.4	11.0
Capitalized as a Cost of Acquisitions:
Corporate	11.9	0.2	—	12.1

Total	$12.9	$9.8	$0.4	$23.1

	Three months ended September 30, 2006
(in millions)	Employee Terminations	Other Charges	Impairment	Total
Branded Consumables	$0.1	$0.7	$—	$0.8
Consumer Solutions	2.7	5.5	—	8.2
Outdoor Solutions	0.8	0.1	—	0.9
Corporate	—	(2.4)	—	(2.4)

Total	$3.6	$3.9	$—	$7.5

	Nine months ended September 30, 2007
(in millions)	Employee Terminations	Other Charges	Impairment	Total
Charged to Results of Operations:
Branded Consumables	$0.5	$4.4	$0.8	$5.7
Consumer Solutions	7.2	11.3	—	18.5
Outdoor Solutions	1.5	2.2	—	3.7
Corporate	0.8	0.8	—	1.6

Subtotal	10.0	18.7	0.8	29.5
Capitalized as a Cost of Acquisitions:
Corporate	11.9	0.2	—	12.1

Total	$21.9	$18.9	$0.8	$41.6

	Nine months ended September 30, 2006
(in millions)	Employee Terminations	Other Charges	Impairment	Total
Charged to Results of Operations:
Branded Consumables	$0.6	$2.7	$1.8	$5.1
Consumer Solutions	5.8	12.1	—	17.9
Outdoor Solutions	1.2	—	—	1.2
Corporate	—	(1.7)	—	(1.7)

Subtotal	7.6	13.1	1.8	22.5
Capitalized as a Cost of Acquisitions:
Consumer Solutions	0.5	—	—	0.5

Total	$8.1	$13.1	$1.8	$23.0

Corporate

In connection with the Acquisition, management approved and initiated plans to restructure the operations of K2. These plans include in part, the elimination of certain duplicative functions and vacating redundant facilities in order to reduce the combined cost structure of the Company. The costs incurred during the three and nine months ended September 30, 2007 primarily related to workforce reductions associated with the elimination of duplicative corporate functions resulting from the Acquisition. These costs ($12.1 million) were recognized as a liability assumed in the Acquisition and are included in the allocation of the cost to acquire K2 (see Note 5). As of September 30, 2007, $11.6 million of severance and other employee benefit-related benefits remain accrued for this initiative.

During the three and nine months ended September 30, 2007, the Company recorded charges of $1.3 million and $1.7 million, respectively, primarily due to the integration of certain corporate functions related to the Acquisition.

During the three months ended September 30, 2006, the Company reversed a $2.4 million lease restructuring liability which was initially recorded in the Corporate segment for unutilized office space resulting from the transition of certain corporate functions from Florida to the Company’s New York headquarters. Subsequently it was determined that this space would be utilized do to the consolidation and integration of certain functions within the Consumer Solutions segment.

Branded Consumables Segment Reorganization

During the first quarter of 2005, the Company began implementing a strategic plan to reorganize its Branded Consumables segment and thereby facilitate long-term cost savings and improve management and reporting capabilities. Specific cost savings initiatives include the utilization of certain shared distribution and warehousing services and information systems platforms and outsourcing the manufacturing of certain kitchen products. Employee termination charges in 2007 and 2006 relate to this plan and substantially all employees under this plan have been terminated as of September 30, 2007.

For the three and nine months ended September 30, 2007 other charges primarily consist of facility closing costs ($0.2 million and $1.7 million, respectively) and other costs, primarily related to professional fees ($1.0 million and $2.7 million, respectively). For the three and nine months ended September 30, 2006 other charges primarily consist of inventory moving costs. ($0.1 million and $1.4 million, respectively).

Consumer Solutions Segment Reorganization

As part of the acquisition of American Household, Inc. (the “AHI Acquisition”) and The Holmes Group, Inc. (the “THG Acquisition”) in 2005, it was determined that, due to similarities between the combined Consumer Solutions customer base, distribution channels and operations, significant cost savings could be achieved by integrating certain functions of these businesses, such as distribution and warehousing, information technology and certain administrative functions. In order to leverage a shared infrastructure, the Company initiated certain reorganization plans during 2005. Employee termination charges in 2007 and 2006 relate to this plan and substantially all employees under this plan have been terminated as of September 30, 2007.

For the three and nine months ended September 30, 2007, other charges primarily consist of professional fees ($0.1 million and $2.6 million, respectively) and facility closing costs ($6.6 million and $8.3 million, respectively). As of September 30, 2007, $5.0 million of severance and other employee benefit-related costs and $12.3 million of other costs remain accrued for these initiatives.

For the three and nine months ended September 30, 2006, other charges primarily consist retention costs (none and $1.7 million, respectively); professional fees ($1.9 million and $3.8 million, respectively) and travel and relocation expenses (none and $1.9 million, respectively).

Outdoor Solutions Segment

During 2006 and 2005 the Company implemented various strategic initiatives in the Consumer Solutions segment. These initiatives included both rationalizing and outsourcing certain European manufacturing facilities and the reorganization of the domestic sales force. Employee termination charges in 2007 and 2006 relate to this plan and substantially all employees under this plan have been terminated as of September 30, 2007.

For the three and nine months ended September 30, 2007, the Company recorded charges of $0.7 million and $3.7 million related to these initiatives. For the three and nine months ended September 30, 2006, the Company recorded charges of $0.9 million and $1.2 million, respectively, related to these initiatives.

The following table sets forth the details and the activity related to reorganization and acquisition-related integration costs as of September 30, 2007:

(in millions)	Balance at December 31, 2006	Capitalized Reorganization and acquisition Related costs, net	Reorganization and acquisition Related costs, net	Cash payments and reductions	Non-cash changes	Balance at September 30, 2007
Severance and other employee related	$11.5	$11.9	$10.0	$(15.1)	$0.1	$18.4
Other costs	3.4	0.2	18.7	(8.3)	(0.5)	13.5

	$14.9	$12.1	$28.7	$(23.4)	$(0.4)	$31.9

Impairment of fixed assets			0.8

			$29.5

15. Segment Information

The Company reports four business segments: Branded Consumables, Consumer Solutions, Outdoor Solutions and Process Solutions. The Company’s sales are principally within the United States. The Company’s international operations are mainly based in Canada, China, Europe, Japan and Latin America.

Branded Consumables

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

Consumer Solutions

In the Consumer Solutions segment, the Company manufactures or sources, markets and distributes and licenses rights to an array of innovative consumer products that are designed to improve consumers’ lives by enhancing sleep, health, personal care, cooking and other daily necessities with leading products such as coffeemakers, bedding, home vacuum packaging machines, heating pads, slow cookers, air cleaning products, fans and heaters and personal and animal grooming products, as well as related consumable products. The Company sells kitchen products under the well-known Crock-Pot®, FoodSaver®, Mr. Coffee®, Oster®, Rival®, Seal-a-Meal®, Sunbeam®, VillaWare® and White Mountain® brand names. Personal care and grooming products are sold under the Health o meter®, Oster® and Sunbeam® brand names. The Company’s portable air cleaning products are sold under Bionaire® and Harmony® brand names, and its fans and heaters are sold under the Holmes® and Patton® brand names.

Outdoor Solutions

In the Outdoor Solutions segment, the Company manufactures or sources, markets and distributes consumer leisure products worldwide for use outside the home or away from the home. The Company sells products for camping, backpacking, tailgating, backyard grilling, fishing and other outdoor activities under the Campingaz®, Coleman®, Abu Garcia®, Berkley®, Fenwick®, Gulp® Mitchell®, Sevenstrand®, Spiderwire®, Stren® and Trilene®.

As a result of the Acquisition on August 8, 2007, the Company sells under the Outdoor Solutions Segment a diversified mix of products that are used primarily in team and individual sports and activities such as fishing, water sports, baseball, softball, alpine and nordic skiing, snowboarding and in-line skating. The Company sells fishing equipment, under well known brand names such as All Star®, JRCTM , Penn®, Pflueger®, Shakespeare®, Ugly Stik®, and Xtools®. Baseball, softball, football, basketball and lacrosse products are sold under brand names such as deBeer®, Gait by deBeerTM, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as AtlasTM, K2®, Karhu®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150®. The Company also sells high performance technical outdoor apparel and equipment under brand names such as Ex Officio® and Marmot®.

Process Solutions

The Process Solutions segment consists primarily of our plastic consumables business, which manufactures, markets and distributes a wide variety of plastic products, including jar closures, contact lens packaging, monofilament, plastic cutlery, refrigerator door liners, medical disposables and rigid packaging, and our zinc strip business, which is the largest producer of zinc strip and fabricated zinc products such as coinage blanks for the U.S. Mint, Royal Canadian Mint, and international markets.

Segment information as of and for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three months ended September 30, 2007
(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations (a)	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$213.5	$540.1	$498.4	$86.7	$(16.5)	$1,322.2	$—	$1,322.2

Segment earnings (loss)	$34.0	$79.3	$72.6	$8.0	$—	$193.9	$(17.9)	$176.0
Adjustments to reconcile to reported operating earnings (loss):
Reorganization and acquisition-related integration costs, net	(1.7)	(7.3)	(0.7)	—	—	(9.7)	(1.3)	(11.0)
Stock-based compensation	—	—	—	—	—	—	(16.1)	(16.1)
Fair value adjustment to inventory	—	—	(43.8)	(1.5)	—	(45.3)	—	(45.3)
Depreciation and amortization	(4.3)	(6.6)	(11.9)	(2.8)	—	(25.6)	(0.4)	(26.0)

Operating earnings (loss)	$28.0	$65.4	$16.2	$3.7	$—	$113.3	$(35.7)	$77.6

	Three months ended September 30, 2006
(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations (a)	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$221.9	$540.7	$208.4	$79.1	$(17.0)	$1,033.1	$—	$1,033.1

Segment earnings (loss)	$38.4	$83.7	$17.8	$7.0	$—	$146.9	$(9.6)	$137.3
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	(3.9)	—	—	—	—	(3.9)	—	(3.9)
Reorganization and acquisition-related integration costs, net	(0.8)	(8.2)	(0.9)	—	—	(9.9)	2.4	(7.5)
Other integration-related costs	—	(0.6)	—	—	—	(0.6)	(1.1)	(1.7)
Stock-based compensation	—	—	—	—	—	—	(6.4)	(6.4)
Depreciation and amortization	(3.3)	(5.9)	(4.1)	(2.3)	—	(15.6)	(0.5)	(16.1)

Operating earnings (loss)	$30.4	$69.0	$12.8	$4.7	$—	$116.9	$(15.2)	$101.7

	Nine months ended September 30, 2007
(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations (a)	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$588.8	$1,264.5	$1,128.4	$260.7	$(49.2)	$3,193.2	$—	$3,193.2

Segment earnings (loss)	$80.3	$155.6	$163.5	$24.5	$—	$423.9	$(42.2)	$381.7
Adjustments to reconcile to reported operating earnings (loss):
Reorganization and acquisition-related integration costs, net	(5.7)	(18.5)	(3.7)	—	—	(27.9)	(1.6)	(29.5)
Stock-based compensation	—	—	—	—	—	—	(33.2)	(33.2)
Fair value adjustment to inventory	—	—	(70.9)	(1.5)	—	(72.4)	—	(72.4)
Depreciation and amortization	(12.6)	(20.3)	(23.6)	(7.2)	—	(63.7)	(1.2)	(64.9)

Operating earnings (loss)	$62.0	$116.8	$65.3	$15.8	$—	$259.9	$(78.2)	$181.7

Total assets	$1,084.2	$1,923.5	$2,834.0	$180.0	$—	$6,021.7	$64.9	$6,086.6

	Nine months ended September 30, 2006
(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations(a)	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$583.2	$1,251.7	$768.4	$235.2	$(51.7)	$2,786.8	$—	$2,786.8

Segment earnings (loss)	$90.9	$143.5	$87.0	$26.4	$—	$347.8	$(38.9)	$308.9
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	(3.9)	—	—	—	—	(3.9)	—	(3.9)
Reorganization and acquisition-related integration costs, net	(5.1)	(17.9)	(1.2)	—	—	(24.2)	1.7	(22.5)
Other integration-related costs	—	(2.4)	—	—	—	(2.4)	(1.1)	(3.5)
Inventory write-off	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Stock-based compensation	—	—	—	—	—	—	(16.1)	(16.1)
Depreciation and amortization	(8.9)	(17.5)	(12.5)	(7.0)	—	(45.9)	(1.1)	(47.0)

Operating earnings (loss)	$73.0	$105.7	$73.0	$19.4	—	$271.1	$(55.5)	$215.6

(a)	Intersegment sales are recorded at cost plus an agreed upon profit on sales.

16. Condensed Consolidating Financial Statements

The Company’s 7 1/2% Senior Notes (see Note 8) are fully guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these Senior Notes. Presented below are the condensed consolidating financial statements of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis for the three and nine months ended September 30, 2007 and 2006 and as of September 30, 2007 and December 31, 2006.

	Three months ended September 30, 2007
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$784.0	$579.9	$(41.7)	$1,322.2
Costs and expenses	32.7	704.9	548.7	(41.7)	1,244.6

Operating (loss) earnings	(32.7)	79.1	31.2	—	77.6
Other expense, net	38.6	1.3	16.5	—	56.4
Equity in the income of subsidiaries	92.5	14.1	—	(106.6)	—

Net income (loss)	$21.2	$91.9	$14.7	$(106.6)	$21.2

	Three months ended September 30, 2006
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$767.2	$299.4	$(33.5)	$1,033.1
Costs and expenses	13.8	684.7	266.4	(33.5)	931.4

Operating (loss) earnings	(13.8)	82.5	33.0	—	101.7
Other expense, net	23.3	17.3	9.8	—	50.4
Equity in the income of subsidiaries	88.4	22.1	—	(110.5)	—

Net income (loss)	$51.3	$87.3	$23.2	$(110.5)	$51.3

	Nine months ended September 30, 2007
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,176.8	$1,139.3	$(122.9)	$3,193.2
Costs and expenses	71.7	2,020.9	1,041.8	(122.9)	3,011.5

Operating (loss) earnings	(71.7)	155.9	97.5	—	181.7
Other expense, net	107.4	0.7	34.3	—	142.4
Equity in the income of subsidiaries	218.4	61.1	—	(279.5)	—

Net income (loss)	$39.3	$216.3	$63.2	$(279.5)	$39.3

	Nine months ended September 30, 2006
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,085.1	$847.8	$(146.1)	$2,786.8
Costs and expenses	51.7	1,898.4	767.2	(146.1)	2,571.2

Operating (loss) earnings	(51.7)	186.7	80.6	—	215.6
Other expense, net	93.6	26.1	25.6	—	145.3
Equity in the income of subsidiaries	215.6	52.4	—	(268.0)	—

Net income (loss)	$70.3	$213.0	$55.0	$(268.0)	$70.3

Condensed Consolidating Balance Sheets

	As of September 30, 2007
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$46.5	$933.3	$1,762.9	$(0.9)	$2,741.8
Investment in subsidiaries	4,326.8	470.9	—	(4,797.7)	—
Non-current assets	99.9	2,690.6	685.0	(130.7)	3,344.8

Total assets	$4,473.2	$4,094.8	$2,447.9	$(4,929.3)	$6,086.6

Liabilities and stockholders’ equity
Current liabilities	$142.4	$457.8	$777.7	$—	$1,377.9
Non-current liabilities	2,782.9	111.4	398.1	(131.6)	3,160.8
Stockholders’ equity	1,547.9	3,525.6	1,272.1	(4,797.7)	1,547.9

Total liabilities and stockholders’ equity	$4,473.2	$4,094.8	$2,447.9	$(4,929.3)	$6,086.6

	As of December 31, 2006
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$140.6	$725.7	$698.2	$(0.8)	$1,563.7
Investment in subsidiaries	2,900.0	369.9	—	(3,269.9)	—
Non-current assets	99.9	2,565.4	130.6	(477.0)	2,318.9

Total assets	$3,140.5	$3,661.0	$828.8	$(3,747.7)	$3,882.6

Liabilities and stockholders’ equity
Current liabilities	$78.0	$439.4	$206.7	$—	$724.1
Non-current liabilities	1,805.1	341.8	232.0	(477.8)	1,901.1
Stockholders’ equity	1,257.4	2,879.8	390.1	(3,269.9)	1,257.4

Total liabilities and stockholders’ equity	$3,140.5	$3,661.0	$828.8	$(3,747.7)	$3,882.6

Condensed Consolidating Statements of Cash Flows
	Nine months ended September 30, 2007
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(74.2)	$39.7	$57.8	$—	$23.3
Financing activities:
Net change in short-term debt	56.7	—	246.3	—	303.0
Proceeds (payments) from (to) intercompany transactions	(70.8)	6.6	64.2	—	—
Proceeds from issuance of long-term debt	1,350.0	—	—	—	1,350.0
Payments on long-term debt	(409.0)	—	(320.2)	—	(729.2)
Issuance (repurchase) of common stock, net	(14.4)	—	—	—	(14.4)
Other	(35.9)	—	0.3	—	(35.6)

Net cash provided by (used in) financing activities	876.6	6.6	(9.4)	—	873.8

Investing Activities:
Additions to property, plant and equipment	(4.3)	(33.8)	(17.3)	—	(55.4)
Acquisition of business, net of cash acquired	(906.0)	—	—	—	(906.0)
Other	20.3	0.2	—	—	20.5

Net cash (used in) investing activities	(890.0)	(33.6)	(17.3)	—	(940.9)

Effect of exchange rate changes on cash	—	—	3.7	—	3.7

Net (decrease) increase in cash and cash equivalents	(87.6)	12.7	34.8	—	(40.1)
Cash and cash equivalents at beginning of period	125.8	(1.2)	78.0	—	202.6

Cash and cash equivalents at end of period	$38.2	$11.5	$112.8	$—	$162.5

	Nine months ended September 30, 2006
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(119.4)	$46.3	$100.9	$—	$27.8
Financing activities:
Net change in short-term debt	182.1	—	(2.0)	—	180.1
Proceeds (payments) from (to) intercompany transactions	63.3	10.2	(73.5)	—	—
Payments on long-term debt	(62.5)	(0.5)	—	—	(63.0)
Issuance (repurchase) of common stock, net	(46.1)	—	—	—	(46.1)
Other	3.4	(0.4)	(0.6)	—	2.4

Net cash provided by (used in) financing activities	140.2	9.3	(76.1)	—	73.4

Investing Activities:
Additions to property, plant and equipment	(0.2)	(38.6)	(9.1)	—	(47.9)
Acquisition of business, net of cash acquired	(198.0)	(11.1)	—	—	(209.1)
Other	—	0.8	—	—	0.8

Net cash (used in) investing activities	(198.2)	(48.9)	(9.1)	—	(256.2)

Effect of exchange rate changes on cash	—	—	0.8	—	0.8

Net (decrease) increase in cash and cash equivalents	(177.4)	6.7	16.5	—	(154.2)
Cash and cash equivalents at beginning of period	184.5	(4.6)	57.2	—	237.1

Cash and cash equivalents at end of period	$7.1	$2.1	$73.7	$—	$82.9

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

The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the Company’s Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Please see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for a list of factors which could cause the Company’s actual results to differ materially from those projected in the Company’s forward-looking statements and certain risks and uncertainties that may affect the operations, performance and results of the Company’s businesses. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

The following “Overview” section is a brief summary of the significant items addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). Investors should read the relevant sections of this MD&A for a complete discussion of the items summarized below.

Overview

Branded Consumables

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

Consumer Solutions

In the Consumer Solutions segment, the Company manufactures or sources, markets and distributes and licenses rights to an array of innovative consumer products that are designed to improve consumers’ lives by enhancing sleep, health, personal care, cooking and other daily necessities with leading products such as coffeemakers, bedding, home vacuum packaging machines, heating pads, slow cookers, air cleaning products, fans and heaters and personal and animal grooming products, as well as related consumable products. The Company sells kitchen products under the well-known Crock-Pot®, FoodSaver®, Mr. Coffee®, Oster®, Rival®, Seal-a-Meal®, Sunbeam®, VillaWare® and White Mountain® brand names. Personal care and grooming products are sold under the Health o meter®, Oster® and Sunbeam® brand names. The Company’s portable air cleaning products are sold under Bionaire® and Harmony® brand names, and its fans and heaters are sold under the Holmes® and Patton® brand names.

Outdoor Solutions

In the Outdoor Solutions segment, the Company manufactures or sources, markets and distributes consumer leisure products worldwide for use outside the home or away from the home. The Company sells products for camping, backpacking, tailgating, backyard grilling, fishing and other outdoor activities under the Campingaz ®, Coleman®, Abu Garcia®, Berkley®, Fenwick®, Gulp® Mitchell®, Sevenstrand®, Spiderwire®, Stren® and Trilene®.

As a result of the Acquisition on August 8, 2007 the Company sells under the Outdoor Solutions Segment a diversified mix of products that are used primarily in team and individual sports and activities such as fishing, water sports, baseball, softball, alpine and nordic skiing, snowboarding and in-line skating. The Company sells fishing equipment, under well known brand names such as All Star®, JRC TM , Penn®, Pflueger®, Shakespeare®, Ugly Stik®, and Xtools®. Baseball, softball, football, basketball and lacrosse products are sold under brand names such as deBeer®, Gait by deBeerTM, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as AtlasTM, K2®, Karhu®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150®. The Company also sells high performance technical outdoor apparel and equipment under brand names such as Ex Officio® and Marmot®.

Process Solutions

The Process Solutions segment consists primarily of our plastic consumables business, which manufactures, markets and distributes a wide variety of plastic products, including jar closures, contact lens packaging, monofilament, plastic cutlery, refrigerator door liners, medical disposables and rigid packaging, and our zinc strip business, which is the largest producer of zinc strip and fabricated zinc products such as coinage blanks for the U.S. Mint, Royal Canadian Mint, and international markets.

Acquisitions

2007 Activity

On August 8, 2007 the Company acquired all the outstanding shares of K2, a leading provider of branded consumer products in the global sports equipment market in exchange for consideration $10.85 in cash per share of K2 common stock and 0.1118 of a share of Jarden common stock for each share of K2 common stock issued and outstanding. The total value of the transaction, including debt assumed, was approximately $1.2 billion. The aggregate consideration to the K2 shareholders was approximately $701 million and was comprised of a cash payment of approximately $517 million and the issuance of approximately 5.3 million common shares of the Company with a fair value of approximately $184 million. The cash and Jarden common stock issued in the transaction has a combined value of $14.72 per K2 share, which was calculated using the average of the closing stock price of a share of Jarden common stock on the NYSE during the five-day trading period ending two trading days after the date that the number of shares of Jarden common stock to be received by K2 stockholders was finalized, which was August 6, 2007. The total purchase price of $773 million, which is net of cash acquired, also includes: the purchase of K2 share-based awards for $22.7 million, the Company’s investment in K2 prior to the acquisition of $31.1 million; debt make-whole premiums of $15.4 million and other fees and consideration totaling $16.5 million. In connection with the Acquisition the Company repaid certain of K2’s debt, including accrued interest and the aforementioned make-whole premiums for approximately $341 million. The Acquisition was recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed based on their estimated fair values at the date of Acquisition. The excess of the cost of the Acquisition over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill.

On April 6, 2007, the Company acquired Pure Fishing, Inc. (“Pure Fishing”), a leading global provider of fishing tackle marketed under well known fishing brands including Abu-Garcia®, Berkley®, Gulp® , Mitchell®, Stren® and Trilene®. The consideration consisted of $300 million in cash, a $100 million five year subordinated note with a 2% coupon and a warrant exercisable into approximately 2.2 million shares of Jarden common stock with an initial exercise price of $45.32 (subject to adjustment as provided therein). In addition to the upfront purchase price, a contingent purchase price payment based on the future financial performance of the acquired business may be paid. The Pure Fishing acquisition is consistent with the Company’s strategy of purchasing leading, niche consumer-oriented brands with attractive cash flows and strong management. Pure Fishing will be included in the Company’s Outdoor Solutions segment from the acquisition date.

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

Results of Operations—Comparing 2007 to 2006

	Net Sales
	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in millions)
Branded Consumables	$213.5	$221.9	$588.8	$583.2
Consumer Solutions	540.1	540.7	1,264.5	1,251.7
Outdoor Solutions	498.4	208.4	1,128.4	768.4
Process Solutions	86.7	79.1	260.7	235.2
Intercompany eliminations(1)	(16.5)	(17.0)	(49.2)	(51.7)

	$1,322.2	$1,033.1	$3,193.2	$2,786.8

(1)	Intersegment sales are recorded at cost plus an agreed upon intercompany profit on intersegment sales.

Three Months Ended September 30 2007 versus the Three Months Ended September 30, 2006

Net sales for the three months ended September 30, 2007 increased $289.1 million, or 28.0%, to $1.3 billion versus the same period in the prior year. The overall increase in net sales was primarily due to the acquisitions of K2 and Pure Fishing. Aggressive inventory management by certain major customers and soft consumer discretionary spending in the non-specialty channels negatively affected domestic sales. This was offset by increased demand internationally and with specialty domestic retailers. Net sales in the Outdoor Solutions segment increased $290 million primarily as a result of the K2 and Pure Fishing acquisitions. Net sales in the Consumer Solutions segment were consistent with the same period in the prior year as the favorable impact of new product introductions and improved pricing primarily in Latin America were offset by weakness in domestic sales. The Process Solutions segment grew net sales approximately 9.4% on a year over year basis, primarily due to the inclusion of the K2 monofilament business and the impact of cost increases in zinc compared to 2006. Net sales in the Branded Consumables segment decreased approximately 3.8% and was primarily due to decreased consumer discretionary spending, primarily at domestic home improvement retailers.

Cost of sales increased $226.5 million to $994.4 million for the three months ended September 30, 2007 versus the same period in the prior year, primarily due to the acquisitions of K2 and Pure Fishing, the increase in sales volume both organically and from 2006 acquisitions and the inclusion of a $45.3 million ($3.9 million in 2006) charge related to the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory related to the Acquisition that requires the fair value of the inventory acquired be valued at the sales price of the finished inventory, less costs to complete and a reasonable profit allowance for selling effort. Cost of sales as a percentage of net sales for the three months ended September 30, 2007 and 2006 was 75.2% and 74.3%, respectively (71.8% and 74.0%, respectively excluding the charge for the elimination of manufacturer’s profit in inventory). The improved margins are primarily due to favorable product mix, price increases, the benefit of integration related activities and improved operating efficiencies.

Selling, general and administrative expenses increased $83.2 million to $239.2 million for the three months ended September 30, 2007 versus the same period in the prior year. The increase was primarily due to acquisitions and the incremental non-cash stock based compensation expense.

Reorganization and acquisition-related integration costs, net, increased $3.5 million to $11.0 million for the three months ended September 30, 2007 versus the same period in the prior year. These charges primarily relate to the ongoing integration-related activities as the Company rationalizes its manufacturing and administrative platforms principally as a result of acquisitions in prior years.

Net interest expense increased by $13.4 million for the three months ended September 30, 2007 versus the same prior year period. This increase was principally due to higher levels of outstanding debt versus the same prior year period, partially offset by a decrease in the weighted average interest rate to 7.0% in 2007 versus 7.6% in 2006.

The Company’s tax rate for the three months ended September 30, 2007 and 2006 was approximately 38.5% and 28.9%, respectively. The lower 2006 rate is principally due to a $5.5 million tax benefit recorded during the three months ended September 30, 2006 in association with the internal legal reorganization of the domestic Consumer Solutions businesses. The tax rate for the three months ended September 30, 2007 differs from our statutory rate principally due to the reduction of certain foreign deferred tax assets, offset by increased foreign earnings in lower tax jurisdictions.

Net income for the three months ended September 30, 2007 decreased $30.1 million to $21.2 million versus the same period in the prior year. For the three months ended September 30, 2007 diluted earnings per share were $0.28 versus diluted earnings per share of $0.78 for the three months ended September 30, 2006. The decrease in net income is primarily due to the following charges recorded during the three months ended September 30, 2007: the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory ($45.3 million) and incremental non-cash stock based compensation expense ($9.7 million), incremental 2007 earnings resulting from volume increases due to both acquisitions and improved gross margins.

Nine months ended September 30 2007 versus the Nine months ended September 30, 2006

Net sales for the nine months ended September 30, 2007 increased $406.4 million, or 14.6%, to $3.2 billion versus the same period in the prior year. The overall increase in net sales was primarily due to the acquisitions of K2 and Pure Fishing. Net sales in the Outdoor Solutions segment increased $360.0 million primarily as a result of the K2 and Pure Fishing acquisitions. Net sales in the Consumer Solutions segment increased only slightly, which was primarily driven by increased demand and improved pricing in Latin America, offset by weakness in domestic sales. The Process Solutions segment grew 10.8% on a year over year basis, primarily due to the inclusion of the K2 monofilament business and the impact of cost increases in zinc compared to 2006. Net sales in the Branded Consumables segment increased only slightly, which is mainly due to decreased consumer discretionary spending, primarily at domestic home improvement retailers.

Cost of sales increased $297.2 million to $2.4 billion for the nine months ended September 30, 2007 versus the same period in the prior year, primarily due to the increase in sales volume both organically and from acquisitions and the inclusion of a $72.4 million charge related to the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory related to the K2 and Pure Fishing acquisitions. Cost of sales as a percentage of net sales for the nine months ended September 30, 2007 and 2006 was 75.2% and 75.5%, respectively (72.9% and 75.3%, respectively excluding the charge for the elimination of manufacturer’s profit in inventory). The improved margins are primarily due to favorable product mix, price increases, the benefit of integration related activities and improved operating efficiencies.

Selling, general and administrative expenses increased $136.1 million to $581.0 million for the nine months ended September 30, 2007 versus the same period in the prior year. The increase was primarily due to acquisitions, incremental non-cash stock based compensation expense and increased advertising, marketing and product development costs to support higher sales volume.

Reorganization and acquisition-related integration costs, net, increased $7.0 million to $29.5 million for the nine months ended September 30, 2007 versus the same period in the prior year. These charges primarily relate to the ongoing integration-related activities as the Company rationalizes its manufacturing and administrative platforms principally as a result of acquisitions in prior years.

Net interest expense increased by $17.2 million for the nine months ended September 30, 2007 versus the same prior year period. This increase was principally due to higher levels of outstanding debt versus the same prior year period, partially offset by a $3.3 million increase in interest income primarily generated from our cash on hand as a result of the February 2007 debt refinancing (discussed hereafter in the “Capital Resources” section). The weighted average interest rate for the nine months ended September 30, 2007 decreased to 7.0% from 7.3% from the same prior year period.

The Company’s tax rate for the nine months ended September 30, 2007 and 2006 was approximately 39.7% and 46.8%, respectively. The higher 2006 rate results principally from a $13.6 million net tax charge recorded during the nine months ended September 30, 2006 in association with the internal legal reorganization of the domestic Consumer Solutions businesses. The tax rate for the nine months ended September 30, 2007 differs from the statutory rate principally due to the reduction of certain foreign deferred tax assets and a tax charge related to distributed foreign earnings.

Net income for the nine months ended September 30, 2007 decreased $31.0 million to $39.3 million versus the same period in the prior year. For the nine months ended September 30, 2007 diluted earnings per share were $0.54 versus diluted earnings per share of $1.07 for the nine months ended September 30, 2006. The change in net income is primarily due to the following charges recorded during the nine months ended September 30, 2007: purchase accounting adjustments for the elimination of manufacturer’s profit in inventory ($72.4 million); incremental non-cash stock based compensation expense ($17.1 million) and a $15.7 million loss on the early extinguishment of debt, partially offset by 2007 incremental earnings resulting from volume increases due to both acquisitions and improved gross margins, combined with the $13.6 million tax charge recorded during the nine months ended September 30, 2006

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company believes that its cash and cash equivalents, cash generated from operations and the availability under its Senior Credit Facility as of September 30, 2007, provide sufficient liquidity to support working capital requirements, planned capital expenditures, completion of current and future reorganization and acquisition-related integration programs, and servicing debt obligations.

Net cash provided by operating activities was $23.3 million and $27.8 million for the nine months ended September 30, 2007 and 2006, respectively. The expected favorable impact on cash flow from operations resulting from acquisitions has not yet manifested itself due to the seasonality of certain businesses and the related impact on the timing of the collection of receivables.

Net cash provided by financing activities was $874 million and $73.4 million for the nine months ended September 30, 2007 and 2006, respectively. The change is primarily due to the issuance of long-term debt during the first and third quarters of 2007 which resulted in approximately $1.3 billion of proceeds; the repurchase of two million shares of the Company’s common stock for $50 million in 2006; partially offset by approximately $710 million in long-term debt payments in 2007.

Net cash used in investing activities was $941 million versus $256 million for the nine months ended September 30, 2007 and 2006, respectively. Cash used for the acquisition of businesses for the nine months ended September 30, 2007 increased approximately $697 million over the same period in 2006 due to the aforementioned acquisitions of K2 and Pure Fishing. For the nine months ended September 30, 2007, capital expenditures were $55.4 million versus $47.9 million for the same period in 2006. The Company has historically maintained capital expenditures at less than 2% of net sales and expects that capital expenditures for 2007 will be consistent with this threshold.

CAPITAL RESOURCES

In connection with the Acquisition the Company incurred approximately $891 million of additional debt from its Senior Credit Facility and its Securitization Facility, increased its revolving loan commitment by $25 million to a total of $225 million and amended the Securitization Facility to include additional domestic entities. The additional debt is primarily comprised of the following: an incremental term loan (Term Loan B3) of $700 million that matures in 2012 and bears interest at LIBOR plus 250 basis points; and $185 million under the Securitization Facility.

The aggregate consideration to the K2 shareholders was approximately $701 million and was comprised of a cash payment of approximately $517 million and the issuance of approximately 5.3 million common shares of the Company with a fair value of approximately $184 million. Additionally, the Company repaid certain of K2’s debt, including accrued interest and make-whole premiums for approximately $341 million.

During February 2007, the Company completed a registered public offering for $650 million aggregate principal amount of 7 1/2% Senior Subordinated Notes due 2017 (the “Senior Notes”) and received net proceeds of approximately $637 million. Of these proceeds, approximately $195 million was used to purchase all of the principal amount outstanding of the Company’s 9 3/4% Senior Subordinated Notes due 2012 (the “Senior Subordinated Notes”) plus the tender premium and accrued interest. As a result of the purchase of Senior Subordinated Notes, the Company recorded a $15.3 million loss on the extinguishment of debt for the nine months ended September 30, 2007. This loss is primarily comprised of a $10.1 million tender premium; a loss of $4.5 million related to the termination of $105 million notional amount of interest rate swaps that were designated as fair value hedges against the Senior Subordinated Notes; the write off of $3.7 million of deferred debt issuance costs; and the recognition of $3.7 million of deferred gains that resulted from previously terminated interest rate swaps.

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

At September 30, 2007, there was $66 million outstanding under the revolving credit portion of the Senior Credit Facility. At September 30, 2007, net availability under the Senior Facility was $128 million, after deducting $30.8 million of outstanding letters of credit. The Company is required to pay commitment fees on the unused balance of the revolving credit facility. At September 30, 2007, the annual commitment fee on unused balances was 0.375%.

On August 28, 2006, the Company completed a $250 million receivable purchase agreement, which is subject to annual renewal, bears interest at a margin over the commercial paper rate and is accounted for as a borrowing. Under this agreement, substantially all of the Company’s Outdoor Solutions and Consumer Solutions accounts receivable are sold to a special purpose entity, Jarden Receivables, LLC (“JRLLC”), which is a wholly-owned consolidated subsidiary of the Company. JRLLC funds these purchases with borrowings under a loan agreement, secured by the accounts receivable. There is no recourse to the Company for the unpaid portion of any loans under this loan agreement. The securitization facility is reflected as a short-term borrowing on the Company’s balance sheet because the term of the loan agreement, subject to annual renewals, runs until August, 2008. The facility will be drawn upon and repaid as needed to fund general corporate purposes. The initial proceeds were used to fund a portion of the acquisition of the firelog and firestarter business of Conros Corporation, Conros International Ltd., and Java Logg Global Corporation. In contemplation of this securitization transaction, the Company executed an amendment to its Senior Credit Facility, dated August 23, 2006, which permitted the securitization facility, among other things. As of September 30, 2007 the Company’s securitization facility was fully utilized with outstanding borrowings totaling $250 million, including the $185 million described above in connection with the Acquisition. The Company is required to pay commitment fees of 0.25% per annum on any unused balance of the $250 million securitization facility.

Certain foreign subsidiaries of the Company maintain working capital lines of credits with their respective local financial institutions for use in operating activities. At September 30, 2007, the aggregate amount available under these lines of credit totaled approximately $114 million.

The Company was not in default of any of its debt covenants as of September 30, 2007.

The Company maintains cash balances which at times may be significant, at various international subsidiaries. At September 30, 2007, approximately $26 million of this may be subject to certain availability restrictions. The Company does not believe that such restrictions will materially affect the Company’s liquidity, nor does the Company rely on these cash balances to fund operations outside of the country where the cash was generated.

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

During September 2007, the Company entered into an additional $200 million notional amount swap agreement that exchanges variable interest rates (LIBOR) for a 4.8% fixed rate of interest over the term of the agreement, which matures in September 2010. The Company has designated this swap as cash flow hedge of the interest rate risk attributable to forecasted variable interest (LIBOR) payments. Also during September 2007, the Company received $0.5 million in proceeds for the termination of a $150 million notional amount fixed rate swap that was designated as an effective cash flow hedge of the interest rate risk attributable to forecasted variable interest. This gain has been deferred and is being amortized over the remaining life of the terminated swap as a credit to interest expense. During October 2007, the Company entered into an additional $150 million notional amount swap agreement that exchanges variable interest rates (LIBOR) for a 4.647% fixed rate of interest over the term of the agreement, which matures in September 2009

As a result of the Pure Fishing acquisition, the Company became a counterparty to an additional $100 million notional amount in swap agreements that exchange variable interest rates (LIBOR) for fixed rates of interest over the term of the agreements. At September 30, 2007, the weighted average fixed rate of interest and weighted average remaining term of these swaps was 3.95% and 1.4 years, respectively. These swaps are not designated as effective hedges. Fair market value gains or losses are included in the results of operations. The fair market value of these swaps was an asset of $0.6 million at September 30, 2007.

Aside from the contracts acquired in connection with the Pure Fishing acquisition, at September 30, 2007, the Company had $775 million of notional amount outstanding in swap agreements that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements. These swaps are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income. The fair market value of these swaps was a liability of $6.0 million at September 30, 2007.

At September 30, 2007, the Company had a $41.5 million notional amount cross-currency swap outstanding that exchanges Canadian dollars for U.S. dollars. This swap exchanges the variable interest rate bases of the U.S. dollar balance (3-month U.S. LIBOR plus a spread of 175 basis points) and the equivalent Canadian dollar balance (3-month CAD BA plus a spread of 192 basis points). This swap is designated as fair value hedge on a U.S dollar based term loan of a Canadian subsidiary. The fair market value of this cross-currency swap September 30, 2007 was a liability of $7.7 million, with a corresponding offset to long-term debt.

At September 30, 2007, the Company had outstanding approximately $45 million notional amount of foreign currency contracts that were acquired in connection with the acquisitions of K2 and Pure Fishing. These foreign currency contracts, which are not designated as effective hedges, have maturity dates through 2008. Fair market value gains or losses are included in the results of operations. The fair market value of these foreign currency contracts was a liability of $1.0 million at September 30, 2007.

Aside from the contracts acquired in connection with the acquisitions of K2 and Pure Fishing, at September 30, 2007, the Company had approximately $166 million notional amount of foreign currency contracts outstanding. The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases. At September 30, 2007, all such foreign currency contracts are designated as cash flow hedges of forecasted inventory purchases. The effective portion of the gains or losses on these derivatives are deferred as a component of accumulated other comprehensive income and are recognized in earnings at the same time that the hedged item affects earnings and are included in the same caption in the statements of income as the underlying hedged item. At September 30, 2007, the fair market value of the foreign currency contracts designated as cash flow hedges was a liability of $6.5 million.

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

On August 8, 2007 the Company acquired all the outstanding shares K2, a publicly traded company. The Company will exclude K2’s internal controls over financial reporting for fiscal year 2007 from its assessment of and conclusion on the effectiveness of its internal controls over financial reporting.

On April 6, 2007, the Company completed the acquisition of Pure Fishing, a privately held company. The Company will exclude Pure Fishing’s internal controls over financial reporting for fiscal year 2007 from its assessment of and conclusion on the effectiveness of its internal controls over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. In addition, the Company or certain of its subsidiaries have been identified by the United States Environmental Protection Agency (“EPA”) or a state environmental agency as a Potentially Responsible Party (“PRP”) pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law at various sites. Based on currently available information, the Company does not believe that the disposition of any of the legal or environmental disputes the Company or its subsidiaries is currently involved in will have a material adverse effect upon the Company’s financial condition, results of operations or cash flows. It is possible, that as additional information becomes available, the impact on the Company of an adverse determination could have a different effect.

Environmental

The Company’s operations are subject to certain federal, state, local and foreign environmental laws and regulations in addition to laws and regulations regarding labeling and packaging of products and the sales of products containing certain environmentally sensitive materials.

In addition to ongoing environmental compliance at its operations, the Company also is actively engaged in environmental remediation activities, the majority of which relate to divested operations and sites. The Company or various of its subsidiaries have been identified by the EPA or a state environmental agency as a PRP pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law at various sites (collectively, the “Environmental Sites”). The Company has established reserves to cover the anticipated probable costs of investigation and remediation, based upon periodic reviews of all sites for which they have, or may have, remediation responsibility. The Company accrues environmental investigation and remediation costs when it is probable that a liability has been incurred, the amount of the liability can be reasonably estimated and their responsibility for the liability is established. Generally, the timing of these accruals coincides with the earlier of formal commitment to an investigation plan, completion of a feasibility study or a commitment to a formal plan of action. The Company accrued its best estimate of investigation and remediation costs based upon facts known at such dates and because of the inherent difficulties in estimating the ultimate amount of environmental costs, which are further described below, these estimates may materially change in the future as a result of the uncertainties described below. Estimated costs, which are based upon experience with similar sites and technical evaluations, are judgmental in nature and are recorded at discounted amounts without considering the impact of inflation and are adjusted periodically to reflect changes in applicable laws or regulations, changes in available technologies and receipt by the Company of new information. It is difficult to estimate the ultimate level of future environmental expenditures due to a number of uncertainties surrounding environmental liabilities. These uncertainties include the applicability of laws and regulations, changes in environmental remediation requirements, the enactment of additional regulations, uncertainties surrounding remediation procedures including the development of new technology, the identification of new sites for which the Company and various of its subsidiaries could be a PRP, information relating to the exact nature and extent of the contamination at each site and the extent of required cleanup efforts, the uncertainties with respect to the ultimate outcome of issues which may be actively contested and the varying costs of alternative remediation strategies.

Due to the uncertainty described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of September 30, 2007.

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

The Company and/or its subsidiaries are therefore party to various personal injury and property damage lawsuits relating to their products and incidental to its business. Annually, the Company sets its product liability insurance program which is an occurrence-based program based on the Company and its subsidiaries’ current and historical claims experience and the availability and cost of insurance. The Company’s product liability insurance program generally includes a self-insurance retention per occurrence.

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

The lead plaintiffs filed an amended consolidated complaint on August 25, 2006 naming the Company, Consumer Solutions and certain officers of the Company as defendants (collectively “Defendants”) and containing substantially the same allegations as in the initial complaints. On October 20, 2006, Defendants filed a motion to dismiss the consolidated amended complaint. On May 31, 2007, the Court issued an opinion denying Defendants’ motion to dismiss. On July 3, 2007, Defendants filed a Motion for Reconsideration of the order denying Defendants’ motion to dismiss. Defendants answered the amended consolidated complaint on July 10, 2007. On September 5, 2007, the court granted Defendants’ motion for reconsideration, but reaffirmed its May 31, 2007 denial of Defendants’ motion to dismiss. On September 10, 2007, Plaintiffs moved for class certification. Defendants’ opposition to plaintiffs’ motion for class certification is due on November 7, 2007.

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

Intellectual Property

In connection with K2’s acquisition of substantially all of the assets of Miken Composites, L.L.C. (“Miken”), a business engaged in the design, selling and distribution of composite softball bats and softball-related products and accessories in the fourth quarter of 2004, K2 assumed the post-acquisition damages, if any, relating to a patent lawsuit in the U.S. District Court for the District of Minnesota. In this patent lawsuit, Miken Composites L.L.C. v. Wilson Sporting Goods Co., Miken commenced an action in April 2002 seeking a declaration that a line of softball bats manufactured by Miken does not infringe a particular patent owned by Wilson Sporting Goods Co. (“Wilson”). In response, Wilson counterclaimed for patent infringement seeking compensatory damages and a permanent injunction against Miken as the manufacturer and distributor of the allegedly infringing bats.

On August 10, 2006, the Minnesota Court issued an order granting summary judgment of non-infringement to Miken as to all of the accused softball bats, but held that Wilson’s patent was valid. Wilson appealed this decision on September 7, 2006.

The outcome of this matter cannot be predicted. Although each of K2 and Miken believes that Miken has meritorious defenses to Wilson’s counterclaims, in the event that Miken does not prevail, it is expected that Wilson would take action against K2 for alleged acts of infringement arising after the acquisition of Miken’s assets by K2. It is further expected, that Wilson would seek the same remedies against K2 that it is currently seeking against Miken, namely compensatory damages and an injunction against the manufacture and sale of allegedly infringing bats.

Sale of K2 Inc. to Jarden Corporation

On July 30, 2007, K2 announced that it and the City of Roseville Employees’ Retirement System, on behalf of itself and all others similarly situated, agreed to a settlement in principle of the pending litigation in the Superior Court of the State of California brought by the City of Roseville Employees’ Retirement System relating to the acquisition of K2 by the Company. The material terms of the settlement included K2’s agreement to make certain disclosures regarding the transaction, which disclosures K2 made in its proxy materials sent to shareholders and reports filed with the SEC. Pursuant to the settlement, K2 and the Company also amended the merger agreement to reduce from $27.5 million to $24 million the termination fee that would have been payable by K2 to the Company under certain circumstances in the event that the merger agreement had been terminated. The settlement includes full releases of all the defendants. The settlement is subject to approval of the California Superior Court where the case is pending. A companion case brought by Steamfitters Local 449 Pension & Retirement Security Funds has been dismissed.

Other

In connection with the sale of its Anthony Pools Division, K2 received certain distributions in 1997 and 1998 from a corporation in which it held a minority interest. On March 30, 2007, K2 received a notice of liability from the Internal Revenue Service asserting transferee liability for federal income taxes of this corporation totaling $16.5 million. K2 has contested the notice of liability by filing a petition in United States Tax Court and intends to defend itself, by among other things, seeking contribution from other shareholders of this corporation. At this time, K2 is seeking information related to this matter. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company has not recorded a liability related to this matter as it is not probable and estimable at this time.

Item 1A.	Risk Factors

There has not been any material change in the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6.	Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit	Description
2.1	Agreement and Plan of Merger dated as of April 24, 2007 among the Company, K2 Merger Sub, Inc. and K2 Inc. (filed as Exhibit 2.1 to the Company’s Current Form on 8-K, filed with the Commission on April 27, 2007 and incorporated by reference herein).

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of July 30, 2007, by and among Jarden Corporation, K2 Merger Sub, Inc. and K2 Inc. (filed as Exhibit 2.1 to the Company’s Current Form on 8-K, filed with the Commission on August 1, 2007 and incorporated by reference herein).

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Jarden Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 15, 2005, and incorporated herein by reference).

3.4	Bylaws of the Company (filed as Exhibit C to the Company’s Definitive Proxy Statement, filed with the Commission on November 26, 2001, and incorporated herein by reference).

*4.1	Fourth Supplemental Indenture to the 2007 Indenture, dated as of July 6, 2007, among the Company, the Guarantors named therein and The Bank of New York, as Trustee.

10.1	Amendment No. 8 to Credit Agreement, dated as of August 8, 2007, among Jarden Corporation, Lehman Commercial Paper, Inc., as administrative agent, Citicorp USA, Inc., as syndication agent, and each incremental lender identified on the signature pages thereto (filed as Exhibit 10.1 to the Company’s Current Form on 8-K, filed with the Commission on August 14, 2007 and incorporated by reference herein).

10.2	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Form on 8-K, filed with the Commission on August 14, 2007 and incorporated by reference herein).

10.3	Amended and Restated Loan Agreement, dated as of August 8, 2007, by and among Jarden Corporation, as initial servicer, Jarden Receivables, LLC, as borrower, Three Pillars Funding, LLC, as lender, and SunTrust Robinson Humphrey, Inc., as administrative agent (filed as Exhibit 10.3 to the Company’s Current Form on 8-K, filed with the Commission on August 14, 2007 and incorporated by reference herein).

10.4	Amended and Restated Receivables Contribution and Sales Agreement, dated as of August 8, 2007, by and among Earth Products, Inc., JT Sports, LLC, K-2 Corporation, K-2 International, Inc., K-2 Internet Company, LLC, K2 Snowshoes, Inc., Ride Manufacturing, Inc, Sitca Corporation, Marmot Mountain, LLC, Sports Recreation Company Ltd., Rawlings Sporting Goods Company, Inc., Shakespeare Industries, Inc., Penn Fishing Tackle Mfg. Co., Sea Striker Inc., Shakespeare All Star Acquisition LLC, Shakespeare Company, LLC, Shakespeare Conductive Fibers, LLC, Sevca, LLC, SMCA, Inc., Stearns Inc., Hearthmark, LLC, Pure Fishing, Inc., The United States Playing Card Company, Pine Mountain Corporation, The Coleman Company, Inc., Sunbeam Products, Inc., as originators, and Jarden Receivables, LLC, as buyer (filed as Exhibit 10.4 to the Company’s Current Form on 8-K, filed with the Commission on August 14, 2007 and incorporated by reference herein).

10.5	Amended and Restated Lender Note, dated as of August 8, 2007, executed by Jarden Receivables, LLC, as borrower, in favor of Three Pillars Funding, LLC, as lender (filed as Exhibit 10.5 to the Company’s Current Form on 8-K, filed with the Commission on August 14, 2007 and incorporated by reference herein).

10.6	Performance Undertaking, dated as of August 8, 2007, executed by Jarden Corporation, as performance guarantor, in favor of Jarden Receivables LLC, as beneficiary (filed as Exhibit 10.6 to the Company’s Current Form on 8-K, filed with the Commission on August 14, 2007 and incorporated by reference herein).

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2007

JARDEN CORPORATION (Registrant)

By:	/s/ Richard T. Sansone
Name:	Richard T. Sansone
Title:	Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

*4.1	Fourth Supplemental Indenture to the 2007 Indenture, dated as of July 6, 2007, among the Company, the Guarantors named therein and The Bank of New York, as Trustee.

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith