Form 10-K
period 2007-12-31
JARDEN CORP
filed 2008-02-25
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Jarden Corporation

Delaware	001-13665	35-1828377
State of Incorporation	Commission File Number	IRS Identification Number

555 Theodore Fremd Avenue

Rye, New York 10580

Registrant’s telephone number, including area code: (914) 967-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

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

As of December 31, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1.7 billion based upon the closing market price on such date as reported on the New York Stock Exchange.

All (i) executive officers and directors of the registrant and (ii) all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock who hold 10% or more of the registrant’s outstanding common stock, have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

There were 76,818,865 shares outstanding of the registrant’s common stock, par value $0.01 per share, as of February 15, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report will be set forth in and, incorporated herein by reference to the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which is anticipated to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days following the end of the Company’s fiscal year ended December 31, 2007.

JARDEN CORPORATION

PART I

Item 1.	Business

Overview

We are a leading provider of niche consumer products. Jarden’s three primary business segments, Outdoor Solutions, Consumer Solutions and Branded Consumables, manufacture or source, market and distribute a number of well recognized brands, including: Outdoor Solutions: Abu Garcia®, Adio®, Berkley®, Campingaz®, Coleman®, Fenwick®, Gulp!®, JT®, K2®, Marker®, Marmot®, Mitchell®, Penn®, Planet Earth®, Rawlings®, Shakespeare®, Sevylor®, Stearns®, Stren®, Trilene®, Ugly Stik® and Völkl®; Consumer Solutions: Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam® and VillaWare®, and Branded Consumables: Ball®, Bee®, Bicycle®, Crawford®, Diamond®, Dicon®, First Alert®, Forster®, Hoyle®, Java-Log®, Kerr®, Lehigh®, Leslie-Locke®, Loew-Cornell® and Pine Mountain®. Our growth strategy is based on introducing new products, as well as on expanding existing product categories which is supplemented through acquiring businesses with highly recognized brands, innovative products and multi-channel distribution.

We have achieved leading market positions in a number of niche categories by selling branded products through a variety of distribution channels, including club, department store, drug, grocery, mass merchant, sporting goods and specialty retailers, as well as direct to consumers. By leveraging our strong brand portfolio, category management expertise and superior customer service, we have established and continue to maintain long-term relationships with leading retailers within these channels. For example, we have serviced Wal-Mart and Home Depot since their openings in 1962 and 1978, respectively, and are currently category manager at these and other retailers in certain categories. Moreover, several of our leading brands, such as Ball® jars, Bicycle® playing cards, Coleman® lanterns, Diamond® kitchen matches, Rawlings® baseball gloves and Shakespeare® fishing reels, have been in continuous use for over 100 years. We continue to strive to expand our existing customer relationships and attract new customers by introducing new product line extensions and entering new product categories.

We operate three primary business segments: Outdoor Solutions, Consumer Solutions and Branded Consumables.

In the Outdoor Solutions segment, the Company manufactures or sources, markets and distributes consumer active lifestyle products worldwide for use outside the home or away from the home under well-known brand names. The Company sells products for camping, backpacking, tailgating, outdoor cooking and other outdoor active lifestyle activities under the Campingaz® and Coleman® brand names. The Company sells personal flotation devices, water sports products and all-terrain vehicle equipment under brand names such as Stearns®, Sevylor®, Sospenders®, Hodgman®, and Mad Dog Gear®. The Company sells fishing equipment, under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger®, Sevenstrand®, Shakespeare®, Spiderwire® , Stren®, Trilene®, Ugly Stik® and Xtools®. Baseball, softball, football, basketball and lacrosse products are sold under brand names such as deBeer®, Gait by deBeer®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas™, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. The Company also sells high performance technical outdoor apparel and equipment under brand names such as Adio®, Ex Officio®, Marmot® and Planet Earth®.

In the Consumer Solutions segment, the Company manufactures or sources, markets and distributes and licenses rights to an array of innovative consumer products that are designed to improve consumers’ lives by enhancing sleep, health, personal care, cooking and other daily necessities with leading products such as coffeemakers, bedding, home vacuum packaging machines, heating pads, slow cookers, air cleaning products, fans and heaters and personal and animal grooming products, as well as related consumable products. The Company sells kitchen products under the well-known Crock-Pot®, FoodSaver®, Mr. Coffee®, Oster®, Rival®,

Seal-a-Meal®, Sunbeam® and VillaWare® brand names. Personal care and grooming products are sold under the Health o meter®, Oster® and Sunbeam® brand names. The Company’s portable air cleaning products are sold under the Bionaire® brand name, and its fans and heaters are sold under the Holmes® and Patton® brand names.

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

In addition to the three primary business segments described above, our Process Solutions segment consists primarily of our plastic business, which manufactures, markets and distributes a wide variety of plastic products, including jar closures, contact lens packaging, monofilament, plastic cutlery, refrigerator door liners, medical disposables and rigid packaging, and our zinc strip business, which is the largest producer of zinc strip and fabricated zinc products in North America, manufacturing a broad array of original equipment manufacturer (“OEM”) such as coinage blanks for the U.S. Mint, Royal Canadian Mint and international markets. Our monofilament business, which produces nylon and polyester monofilament line used in various products, including woven mats used by paper producers and weed trimmer cutting line, as well as fiberglass radio antennas for marine, citizen band and military applications, is also reported within this Process Solutions segment.

Competitive Strengths

We believe that the following competitive strengths serve as a foundation for our business strategy:

Market Leadership Positions. In North America, we are a leader in several categories including alpine skis and bindings, snowboarding and snowshoeing baseballs, bats, softballs and gloves, camping gear, cordage, firelogs and firestarters, soft baits, rods, reels, and combos, home canning, home vacuum packaging, matches and toothpicks, personal flotation devices, playing cards, boxed plastic cutlery, selected small kitchen appliances, warming blankets and a number of other branded consumer products. We believe that the specialized nature of our niche categories, and our leading market shares therein, provide us with competitive advantages in terms of demand from consumers and enhanced brand awareness. We believe our market leadership positions contribute to our ability to attract new customers and enter new distribution channels.

We believe our Ball® brand is synonymous with home canning. We are either the named category manager, sole supplier or one of a very limited number of external vendors to the dominant retailers in both the firelogs and firestarters, and rope, cord and twine product lines. In the playing card industry, our Branded Consumables segment is the leading provider of playing cards under the Bee®, Bicycle® and Hoyle® brands. We created the home vacuum packaging category at most of our retailers and continue to lead the category by providing innovation and marketing tools to promote the FoodSaver® brand and home vacuum packaging to consumers. As a leading provider of small kitchen appliances, we work directly with retailers, often as the category manager, to identify and support consumers’ needs. Our Mr. Coffee®, Crock-Pot®, Oster® and Sunbeam® brands hold leading or significant positions in a number of small kitchen appliance categories, including vacuum sealers, automatic drip coffeemakers, blenders, toaster ovens, slow cookers, skillets, stand and hand mixers. Our Coleman® and Campingaz® brands are widely recognized domestically, in Europe and in the Pacific Rim, and we are a leader in a number of camping and outdoor equipment product categories, including tents, lanterns and stoves. Our Ugly Stik® models have been the best selling fishing rods in the U.S. for over 20 years. Penn® is a leading product line and brand that is principally focused on salt water fishing reels, as well as salt water fishing rods and combos. Through our Stearns® , Sospenders®, Nevin® and Helium® brands, we are a leading provider of flotation vests, jackets and suits (“personal flotation devices”), cold water immersion products and wet suits. Sevylor is a market leader in innovative inflatable towables, boats, kayaks and related products. Jarden sells its alpine skis under a number of brands including K2®, Völkl® and Line®, and its alpine ski bindings under the name Marker® in the three major ski markets of the world—North America, Europe and Japan. The Company sells snowboards, boots, bindings and snowboard outerwear under a number of brands including K2®, Ride®, Morrow® and 5150 Snowboards®. We believe we are a leader in each of the ski, snowboard and snowshoe categories that we participate. Jarden believes that Rawlings is a leading brand and supplier of baseball equipment in North America and, through its licensee, in Japan. Rawlings’ products in this area include baseball gloves, baseballs, softballs, batters’ helmets, catchers’ and umpires’ protective equipment, aluminum, composite and wood baseball bats, batters’ gloves and accessories. Rawlings is a major supplier to professional, collegiate, interscholastic and amateur organizations worldwide and is also the official baseball supplier to Major League Baseball (“MLB”), Minor League Baseball and National Collegiate Athletic Association (“NCAA”), as well as the official helmet supplier to MLB. Worth® and Miken® are leading brands for softball products with market leading positions in collegiate and amateur slow pitch and fast pitch softball. Our Marmot® brand is a leader in the premium-priced, high performance technical outdoor apparel and equipment market. Marmot® designs, manufactures, markets and distributes performance jackets, technical rainwear, expedition garments, fleeces, softshells, skiwear outerwear and accessories, gloves, and expedition quality tents, packs and sleeping bags and related accessories sold under the Marmot® brand name and apparel sold under the Marker® brand name. The Ex Officio® brand is recognized as a leader in the design, manufacture, sale and distribution of men and women’s apparel for the outdoor and adventure travel apparel for men and women.

Strong Brand Name Recognition. We have built a portfolio of leading consumer brands, which assists us in gaining retail shelf space and introducing new products. The Ball® brand has been in continuous use for over 100 years and is well recognized within the home food preservation market while the Bicycle® playing card brand has been in continuous production since 1885. In the United States, we believe Kerr® is also a widely-recognized home canning brand while Bernardin® is the leading home canning brand in Canada. We believe Diamond® is the leading brand in plastic cutlery, kitchen matches and toothpicks for use in and around the home. We also believe our FoodSaver® brand is a household name in home vacuum packaging systems. The Coleman®, First Alert®, K2®, Marmot®, Mr. Coffee®, Oster®, Pine Mountain®, Rawlings®, Ride®, Rival®, Shakespeare® , Starterlogg®, Stearns®, Sunbeam® and Völkl® brands are highly recognized brands in their respective market segments. We believe the Rawlings® and Worth® brands in baseball and softball, respectively, and K2®, Völkl® and Marker® in snowboards, skis and ski bindings have an extremely high brand name recognition in their market segments. Our Abu Garcia® , Berkley®, Mitchell®, Shakespeare®, Stren®, Trilene® and Ugly Stik® brands are highly recognized within the outdoor enthusiast and fishing market segments. We believe our Adio®, Ex Officio®, K2®, Marmot®, Marker® , Planet Earth® and Völkl® brands represent quality technical apparel and equipment within their market segments. Overall, we believe our strong brand recognition and consumer awareness, coupled with the quality of our products, help promote significant customer loyalty.

Comprehensive Product Offering. We provide retailers with a broad and diversified portfolio of consumer products across multiple categories, which adds diversity to our revenues and cash flows. Within these categories, we service the needs of a wide range of consumers and satisfy their different tastes, preferences and budgets. Through our Branded Consumables segment, we offer a range of branded products to serve the value, mid-tier and premium price points. Additionally, Branded Consumables offers kitchen matches, retail plastic cutlery and toothpicks of various counts, sizes and durability as well as leading playing card products in each pricing category and a broad portfolio of card and gaming accessories. Branded Consumables also offers a diversified portfolio of consumer products, including cordage (e.g., ropes and twines), firelogs and firestarters, home storage, fire and carbon monoxide alarms and organization hardware, workshop accessories and security screen doors and fencing. We believe our Consumer Solutions segment, through our Bionaire®, FoodSaver®, Mr. Coffee®, Holmes®, Oster®, Rival®, Seal-a-Meal®, Sunbeam® and VillaWare® brands, is well positioned in the kitchen and household appliance categories to take advantage of a “good, better, best” strategy in order to target consumers with various levels of price sensitivity and product sophistication. Additionally, our Outdoor Solutions segment, with products ranging from skis to fishing lures to personal flotation devices to baseball mitts to lanterns and coolers, under brands such as K2®, Stren®, Trilene®, Stearns®, Rawlings®, Coleman® and

Campingaz® is a leading global outdoor lifestyle business with comprehensive product offerings in numerous categories. We believe our ability to serve retailers with a broad array of branded products and introduce new products will continue to allow us to further penetrate existing customer bases while also attracting new customers.

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

Expertise in Successfully Identifying and Executing Complementary Acquisitions. We believe we have disciplined expertise in identifying and acquiring businesses or brands that complement our existing product portfolio. We are opportunistic in identifying acquisition candidates that can provide category leading product offerings to be sold through our existing distribution channels or introduce new distribution channels for our existing products. This expertise has previously resulted in several important strategic acquisitions of complementary businesses, including Tilia, Diamond Brands, Lehigh, United States Playing Card Company, American Household, Inc. (“AHI”), and The Holmes Group, Inc. (“Holmes”), Pure Fishing, Inc. (“Pure Fishing”) and K2 Inc. (“K2”), which have helped build our portfolio of consumer products and brand names as well as strengthened our distribution channels. We believe that our acquisition expertise uniquely positions us to take advantage of future opportunities to acquire complementary businesses or brands.

During 2007, the Company, through Coleman and the Outdoor Solutions segment, initiated the ‘Let’s Go Outside’ campaign that is focused on getting people outside, having fun and being close to nature. The campaign is representative of the Company’s dedication to providing active lifestyle products for outdoor and outdoor related activities. This dedication to these activities was a driving force behind the Company’s acquisitions of K2 and Pure Fishing, Inc. K2 is a leading provider of branded consumer products in the global sports equipment market that sells fishing equipment, under brand names such as All Star®, JRC™, Penn®, Pflueger®, Shakespeare®, Ugly Stik® and Xtools®. Baseball, softball, football, basketball and lacrosse products are sold under brand names such as deBeer®, Gait by deBeer®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas™, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. Water sports equipment and personal flotation devices are sold under brand names such as Stearns®, Sevylor®, Hodgman® and Sospenders®. The Company also sells high performance technical outdoor apparel and equipment under brand names such as Adio®, Ex Officio®, Marmot® and Planet Earth®. Pure Fishing is a leading global provider of fishing tackle marketed under well-known fishing brands including Abu-Garcia®, Berkley®, Fenwick®, Gulp!®, Mitchell®, Stren® and Trilene®.

During 2006, the Company completed four tuck-in acquisitions, three in the Branded Consumables segment and one in the Consumer Solutions segment. In the third quarter of 2006, one such acquisition the Company completed was the acquisition of the firelog and firestarter business of Conros Corporation, Conros International Ltd and Java Logg Global Corporation. The primary brand acquired with this business was Pine Mountain® and this business has been integrated into our Branded Consumables segment. The other three businesses acquired were the Canadian and UK-based Dicon® and American Sensor® smoke detector business, a small poker chip manufacturer and a high end professional hair scissor manufacturer.

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

Further Penetrate Existing Distribution Channels. We seek to further penetrate existing distribution channels to drive organic growth by leveraging our strong existing customer relationships and attracting new customers. We intend to further penetrate existing customers by continuing to:

•	provide quality products;

•	fulfill logistical requirements and volume demands efficiently and consistently;

•	provide comprehensive product support from design to after-market customer service;

•	cross-sell our brands across various business segments to our extensive combined customer bases;

•	leverage strong established European, Latin American and Pacific Rim distribution channels; and

•	establish new distribution channels through our subsidiaries in China and India.

Our recent acquisitions have led to cross-selling opportunities such as Coleman® branded patio logs (using Pine Mountain® firelog products) and rope and accessories under the Coleman® brand sold by Lehigh. We intend to attract new customers through our portfolio of leading brands, innovative products and superior customer service.

Introduce New Products. To drive organic growth from our existing businesses, we intend to continue to leverage our strong brand names, customer relationships and proven capacity for innovation to develop new products and product extensions in each of our major product categories. For example, during 2006, we successfully launched the Margaritaville® frozen concoction maker, the Sunbeam® rocket grill and the built-in pump Coleman® airbed. During 2007, Coleman introduced Transmit™ Series life vests with a unique built-in two way radio, premium coolers with Optimaxx™ insulation, a new Exponent® Pack-Away® lantern that is the most compact and brightest LED light in the market, a lighted tent with a hinged door and a new line of Roadtrip® grills. Other 2007 outdoor recreation innovations include our new Gulp!® fish bait and the Völkl® Tigershark adjustable high performance ski. In 2007 we also introduced under the First Alert® brand our Tundra® fire extinguishing spray that we believe is more effective and easier to use than traditional fire extinguishers on the most common types of fires.

Further Expand Internationally. We derived approximately 30% and 25% of our consolidated sales in 2007 and 2006, respectively, from international markets. We intend to expand our international sales primarily by leveraging these distribution channel opportunities across product lines and by pursuing strategic cross-selling or co-branding in our foreign businesses with established complementary distribution channels. We believe our strong international distribution network will continue to assist us in placing more products into foreign channels and increase the rate at which our products assimilate themselves into homes in the European, Pacific Rim and Latin American markets.

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

Outdoor Solutions

Our Outdoor Solutions segment is comprised of The Coleman Company, Inc. (“Coleman”) and the businesses of the aforementioned 2007 acquisitions of K2 and Pure Fishing. The Outdoor Solutions segment, manufactures or sources, markets and distributes worldwide consumer active lifestyle products for outdoor and outdoor related activities. Coleman, is a leading, worldwide manufacturer and marketer of outdoor recreation products, offering an array of products that includes camping equipment such as tents, lanterns, foldable furniture, sleeping bags, camping stoves, propane fuel, air beds, coolers, gas and charcoal grills, and water recreation products such as tow-behinds, boats and kayaks. The Outdoor Solutions segment also sells fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®.

Baseball, softball, football, basketball and lacrosse products are sold under brand names such as deBeer®, Gait by deBeer®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas™ , K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards® . Water sports and personal flotation devices are sold under brand names such as Stearns®, Sevylor®, Sospenders® and Hodgman®. The Company also sells high performance technical outdoor apparel and equipment under brand names such as Adio®, Ex Officio®, Marmot® and Planet Earth®.

A summary of the well-known brand names we sell through the Outdoor Solutions segment follows:

Principal Owned Brands	Principal Products
Coleman® and Campingaz®	Camping equipment, air beds, coolers, gas and charcoal grills, tailgating equipment and outdoor furniture and accessories

Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®	Fishing equipment

deBeer®, Gait by deBeer®, Miken®, Rawlings® and Worth®	Baseball, softball, football, basketball and lacrosse equipment

Atlas™, K2®, Line® , Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®	Skiing, snowboarding, snowshoeing and in-line skating equipment

Stearns®, Sevylor®, Sospenders®, Hodgman®, and Mad Dog Gear®	Personal flotation devices, water sports equipment, and all-terrain vehicle gear

Adio®, Ex Officio®, Marmot® and Planet Earth®.	Technical and outdoor apparel and equipment

Customers

We distribute our products globally through mass merchandisers, specialty retail, including sporting goods and outdoor recreation stores, club stores, wholesalers, our owned network of Coleman Factory Outlet Stores and through the Internet. We maintain strong relationships with a number of our key customers in various distribution channels. Our larger customers include Canadian Tire, Dick’s Sporting Goods, Kmart, REI, Target, The Sports Authority and Wal-Mart.

Sales and Marketing

The sales force is deployed by geographic region: United States, Canada, Europe, Latin America and the Pacific Rim. We are positioning Coleman as “The Outdoor Company™,” an outdoor lifestyle brand, by creating products to service the outdoor enthusiasts’ broad spectrum of needs. We are involved in ongoing new packaging design effort to create a unique look for products and are utilizing new and enhanced in-store merchandising that communicates the Coleman difference to the consumer. In addition, we continue to invest in brand research and market research. We also regularly utilize various promotions and public relations campaigns.

In addition to brand development, we have an extensive licensing strategy to enhance brand exposure and brand equity through appropriate product extensions, while generating incremental revenue and recognition. We believe we have an objective and targeted image of high quality and excellent value. Coleman has over 19 years of experience as a licensor and approximately 18 licensees of the Coleman® brand.

Distribution and Fulfillment

We have warehouse and distribution facilities in the United States, Canada, Europe and the Pacific Rim. We also use third party warehouses and logistical services. We distribute our products to customers around the world utilizing both direct shipping from our sourced Asian manufacturers and distributing from our internal and third party warehouse facilities.

Manufacturing

We manufacture our products at facilities in North America, Central America, Europe, and China, as well as through third-party sourcing, primarily in Asia. In order to ensure the quality and consistency of our products manufactured by third-party manufacturers in Asia, we have Asian sourcing facilities including product development, project management and quality support in China.

Raw Materials and Sourcing of Product

Our primary raw materials include aluminum, copper, corrugated cardboard for packaging, electrical components, plastic resin, propane gas, steel and various textiles and fabrics. The raw materials used in the manufacture of our products are generally available from numerous suppliers in quantities sufficient to meet normal requirements. Resin is a key raw material component in coolers and several other Outdoor Solutions products. We purchase resin from regular commercial sources of supply for which there are multiple sources. The supply and demand for resin is subject to cyclical and other market factors. The segment’s other key raw material is propane gas which we purchase from regular commercial sources of supply and which is also available from multiple sources.

We also purchase a substantial number of finished products from various suppliers, but are not heavily dependent upon a single supplier for our sourced products in total.

Intellectual Property

The principal trademarks consist of Campingaz® , Coleman®, K2®, Marmot®, Rawlings®, Sevylor®, Shakespeare®, Stearns® and Völkl® . Other trademarks in this segment include Abu Garcia®, Adio®, All Star®, Atlas™, Berkley®, Coleman® Exponent®, deBeer®, Ex Officio®, Fenwick®, Gait by deBeer®, Gulp!®, Hodgman®, JT®, JRC™, Line®, Little Bear®, Mad Dog Gear®, Madshus®, Marker®, Miken®, Mitchell®, Morrow®, Penn®, Pflueger®, Planet Earth®, Ride®, Roadtrip®, Sevenstrand®, Sospender®, Spiderwire®, Stren®, Tubbs®, Trilene®, Ugly Stik®, Worth®, Xtools®, and 5150 Snowboards®. We believe our principal trademarks in the Outdoor Solutions segment have high levels of brand name recognition among retailers and consumers throughout North America, Latin America, Europe and Asia. In addition, we believe our brands have an established reputation for quality, reliability and value. We monitor and protect our brands against infringement, and we actively pursue the licensing of our trademarks to third parties for products that complement our product lines or businesses. We hold numerous design and utility patents covering a wide variety of products, the loss of any of which would likely not have a material adverse effect on our business as a whole.

Competition

The markets in which our Outdoor Solutions business operates are generally highly competitive, based primarily on product quality, product innovation, price and customer service and support, although the degree and nature of such competition vary by location and product line. Igloo Corporation and Newell Rubbermaid are primary competitors in our personal coolers business. Intex Corporation is a key competitor in inflatable airbed and water products. VF Corporation and Kellwood Corporation are key competitors in tents, sleeping bags and appliances. Worthington Industries is our primary competitor in packaged fuel. In accessories, Coghlan’s Ltd. is the key competitor. In our fishing business, our key competitors are Cabela’s, Inc., Bass Pro Shops, Diawa Corporation, Rapala VMC Corporation, Shimano, Inc., and Zebco, a W.C. Bradley Co. In our water sports and personal flotation device business, HO Mfg., Johnson Outdoors, Quicksilver, Inc. and Sport Dimension Inc. are key competitors. In our ski and snowboard business, our key competitors are Amer Sports Corporation (Salomon and Atomic) , Burton Snowboards, Head NV, Quicksilver, Inc. (Rossignol) and Tecnicagroup (Nordica). In our sports equipment business our key competitors are Adidas Group, Amer Sports Corporation (Wilson), Easton Sports, Inc., Hillerich & Bradsby Company (Louisville Slugger), Mizuno, New Balance Athletic Shoe, Inc. (Brine and Warrior), Nike, Inc., Tecnicagroup (Rollerblade) and Wm. T. Burnett & Co. (STX lacrosse). In addition to branded products, we regularly compete against the private label brands of retailers. In order to protect our business and margins, we are continuing restructuring programs in Outdoor Solutions at Coleman, Stearns, Pure Fishing and Shakespeare Fishing Tackle, transitions in sourcing and new product development designed to allow us to compete effectively and maintain our strong position in the market.

Seasonality

Sales of our Outdoor Solutions’ products are generally seasonal, with the strongest sales in the first and second quarters of the calendar year for our camping, baseball and softball goods and third and forth quarter for our ski and snowboard goods. Sales of these products may be negatively impacted by unfavorable weather conditions and other market trends.

Consumer Solutions

Our Consumer Solutions segment also referred to as Jarden Consumer Solutions (“JCS”) manufactures, markets, and distributes a diverse line of household products, including kitchen appliances, personal care and wellness products for home use, primarily to consumers through department stores, specialty retailers, and mass merchants. JCS maintains a strong portfolio of globally recognized brands including Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal® and Sunbeam®.

We manufacture or source, market and distribute a diverse array of innovative kitchen and other household products primarily to consumers through department stores, specialty retailers, and mass merchants. We believe that the FoodSaver® vacuum packaging system is superior to more conventional means of food packaging, including freezer and storage bags and plastic containers, in preventing dehydration, rancidity, mold, freezer burn and hardening of food. The original FoodSaver® product was successfully launched through infomercials and has since expanded our distribution channels to be based primarily on retail customers. In addition to machines, we market and distribute an expanding line of proprietary bags and bag rolls for use with FoodSaver® machines which represent a recurring revenue source, along with accessories including canisters, jar sealers and wine stoppers. Under the VillaWare® brand name, we provide high-end kitchen products, such as panini grills and waffle makers, primarily to the specialty gourmet market. Through our Bionaire®, Crock-Pot®, Health o meter®, Holmes®, Mr. Coffee®, Patton®, Oster® and Sunbeam® brand names, our principal products include clippers and trimmers for professional use in the beauty and barber and animal segments; electric blankets, mattress pads and throws; household kitchen appliances, such as blenders, coffeemakers, irons, mixers, slow cookers, toasters, and toaster ovens; personal care and wellness products consisting of household products, such as fans, humidifiers, heaters and air purifiers, for home use; products for the hospitality industry; and scales for consumer use. We believe we hold one of the leading positions in most of our principal markets.

We believe that our Consumer Solutions’ sales are well diversified with respect to both geography and distribution channel. We sell a variety of branded household products detailed below:

Principal Owned Brands	Principal Products
FoodSaver® and Seal-a-Meal®	Home vacuum packaging

Health at Home® and Health o meter®	Personal care and health monitoring products

Mr. Coffee®	Coffeemakers

Rival®, Sunbeam® and Oster®	Small appliances and personal care products

Crock-Pot® and VillaWare®	Specialty kitchen products

Holmes®, Bionaire®, Patton® and Sunbeam®	Household appliances

Customers

We sell our small kitchen appliances, including home vacuum packaging machines, and personal care and wellness products through a diverse group of leading wholesale and retail customers in North America and distributors around the world. Our vacuum sealing products have penetrated traditional retail channels including mass merchants and specialty retailers in the United States and select international locations and are also sold through direct-to-consumer channels, primarily infomercials. Small kitchen appliances are sold worldwide, including in Latin America and Europe, through retail channels including mass merchants, specialty retailers and department stores. Our leading retail customers in the Consumer Solutions segment include Costco, Kohl’s, Sam’s, Target and Wal-Mart, among others.

Sales and Marketing

Our vacuum packaging sales efforts are led by our internal sales force, which manages house accounts and oversees independent manufacturer representatives. We also sell directly to the consumer through television infomercials, the Internet and other direct-to-consumer promotions. In addition to generating direct sales, the infomercials serve as an advertising tool creating awareness and demand at retail stores for the product line. Our marketing and sales departments work closely together to develop customized product lines and pricing strategies to meet our customers’ specialized needs. Our marketing department is implementing a strategy designed to drive sustained growth over the next few years. Advertising and brand-building programs will extend beyond infomercials. We believe that new product innovation will increasingly capitalize on consumer segmentation opportunities in vacuum packaging and in other food preservation categories. We believe that our retail position will be reinforced by channel marketing initiatives that optimize category volume and profitability for retailers. We intend to expand direct marketing activities to reinforce the brand loyalty and usage rates for storage bags and accessories.

Small kitchen appliances, household and personal care and wellness products have an internal sales force and marketing department that focus their efforts in those markets that require high levels of precision, quality and engineering expertise. The team dedicates resources across the organization to focus on developing brands. The sales force is allocated by geographic region: United States, Canada, Latin America and Europe with sub-groups to sell different product lines. We operate in an integrated model with the business and operational teams to ensure consistency and fulfillment of marketing strategy and establish direction for the growth priorities of the brands. Advertising and brand building activities include public relations impressions, television, radio and print advertisements, direct to consumer marketing, mobile marketing activities, online marketing, consumer promotions, consumer contests and sweepstakes, demonstrations and educational events at trade shows.

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

Manufacturing

Our research and development department designs and engineers many of our products, collaborates with our manufacturing operations, sets strict engineering specifications for the third-party manufacturers and ensures our proprietary manufacturing expertise despite outsourced production for those products we do not manufacture in company-owned facilities. We maintain control over all critical production molds. In order to ensure the quality and consistency of our products manufactured by third-party manufacturers in Asia, we employ a team of inspectors who examine the products we purchase on site at the factories. Products are currently sourced through multiple key suppliers in China, Korea and the United States.

Small kitchen appliances and personal care and wellness products are developed, designed and tested at sites around the world. The products are manufactured in owned and leased facilities in China, North America and Latin America and through third-party sourcing. In order to ensure the quality and consistency of our products manufactured by third party manufacturers in Asia, we have sourcing operations including product development, project management, sourcing management, supply chain and quality support in Hong Kong and the mainland of China.

Raw Materials and Sourcing of Product

Our primary raw materials for our in-house manufactured product include copper, resins, steel and various paper-related packaging materials. For all key materials, we generally maintain relationships with two or more vendors to ensure we have sufficient quantities available to meet our short and long-term production requirements. We have partnered with other Jarden divisions where possible to establish new vendor relationships and consolidate if and when possible our order volume. We also source finished good product from other vendors who also use many of the same materials mentioned above. Similarly, we have consolidated vendors where appropriate and expanded where necessary to take advantage of those opportunities available through our recent acquisitions.

Intellectual Property

The principal trademarks in our Consumer Solutions segment consist of Bionaire®, Crock-Pot®, FoodSaver®, Holmes®, Health o meter®, Mr. Coffee®, Oster® , Patton®, Rival®, Seal-a-Meal® and Sunbeam®. Our other brands used include The Blanket with a Brain®, Health at Home®, Hydrosurge®, Mixmaster® and Osterizer® . We believe our principal trademarks have high levels of brand name recognition among retailers and consumers. In addition, we believe our brands have an established reputation for quality, reliability and value. We monitor and protect our brands against infringement, and we actively pursue the licensing of our trademarks to third parties for products that complement our product lines or businesses. We also hold numerous design and utility patents covering a wide variety of products, the loss of any one of which would likely not have a material adverse effect on our business taken as a whole.

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

In general, the more mature small household appliance categories outside of home vacuum packaging, including blenders, toasters and irons, among others, our key competitors in the United States and Canada include Conair Corporation, Whirlpool Corporation, NACCO Industries, Inc. (Hamilton Beach), DeLonghi America, Inc., Metro Thebe, Inc., d/b/a HWI Breville and Salton, Inc. In heated bedding products, our primary competitor is Microlife USA, Inc. In scales, our key competitors include HoMedics Inc. and Conair Corporation. Our key competitors for clippers, trimmers and accessories for professional users include the Andis Company,

Wahl Clipper Corporation and Conair Corporation. The primary competitors to our hospitality business are NACCO Industries, Inc. (Hamilton Beach) and the Andis Company. In portable air cleaning products, our primary competitors are DeLonghi America, Inc., Kaz, Incorporated, Hunter Fan Company, Sharper Image Corporation and Ionic Pro, LLC. In vaporizers and humidifiers, our key competitors are Kaz, Incorporated, Hunter Fan Company and Lasko Products, Inc. Our key competitors in portable heaters are Kaz, Incorporated, Lakewood Engineering and Manufacturing Company and Lasko Products, Inc. Our primary competitors in fans are Kaz, Incorporated, Hunter Fan Company, Lakewood Engineering and Manufacturing Company, Lasko Products, Inc. and private label suppliers.

Seasonality

Sales of our Consumer Solutions’ products generally are strongest in the fourth quarter preceding the holiday season and may be negatively impacted by unfavorable retail conditions and other market trends as well as mild weather.

Branded Consumables

We manufacture or source, market and distribute a broad line of branded products that includes cordage, firelogs and firestarters, home canning, home safety, matches, playing cards, plastic cutlery and toothpicks marketed under the well-known Ball® , Bee® , Bernardin®, Bicycle®, BRK®, Diamond® , First Alert® , Forster®, Hoyle®, Java-Log®, KEM®, Kerr®, Lehigh®, Leslie-Locke®, Loew-Cornell® and Pine Mountain® brand names, among others. We distribute our Branded Consumables products through club, drug, grocery, hardware, mass merchant and specialty retail customers and deliver these products to thousands of “ship to” locations.

We sell a variety of branded consumables products as detailed below:

Principal Owned and Licensed Brands	Principal Products
Ball®, Bernardin® and Kerr®	Home canning jars in various sizes, consumable decorative and functional lids, home canning food mixes and home canning accessories

BRK® and First Alert®	Home safety products

Aviator®, Bee®, Bicycle®, Hoyle® and KEM®	Playing cards, card accessories and collectible tins

Diamond®	Kitchen matches, plastic cutlery, toothpicks, clothespins, multi-purpose lighters, fire starters, book matches and straws

Lehigh® and Wellington®	Ropes in synthetic and natural fiber, clotheslines and related hardware, twines and rubber tie downs

Loew-Cornell®, Forster® and Woodsies®	Arts and crafts paintbrushes, wood craft items and other craft items

Java-Log®, Pine Mountain®, Northland®, Starterlogg® and Superlog®	Firelogs and firestarters

Crawford®, Leslie-Locke® and Storehorse®	Metal and plastic sawhorses, multi-purpose workbenches, garage storage and organization products, security screen doors and ornamental metal fencing and related products

Customers

We have long-standing relationships with a diverse group of retail, wholesale and institutional customers in North America. We sell through a wide variety of retail formats, including club stores, drugstores, grocery retailers, mass merchants, department stores, value retailers, home improvement stores and craft stores. Our principal Branded Consumables customers include Ace, Albertsons, Costco, Home Depot, Kroger, Lowe’s and Wal-Mart, among others.

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

Distribution and Fulfillment

We distribute our Branded Consumables products through a number of in-house distribution centers and third-party warehouses throughout North America. Whenever possible, we utilize highly automated packaging equipment, allowing us to maintain our efficient and effective logistics and freight management processes. We also work with outsourced providers for the delivery of our products in order to ensure that as many shipments as possible are processed as full truckloads, saving significant freight costs.

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

We manufacture kitchen matches at our Cloquet, Minnesota location. The plant purchases local wood that we convert into veneer, from which we saw, stamp and mold the various wood shapes. The wood shapes go through a secondary manufacturing process to apply the matchhead and prepare it for packing and shipping to our customers.

We manufacture rope, cord and twine products for the home improvement industry, as well as home safety products, utilizing Mexican and Asian-based manufacturing. We operate facilities in Juarez and Merida, Mexico. Our Asian sourcing is comprised of several long-standing sourcing relationships. We have long-standing strategic alliances with several Asian contract manufacturers that have proven to be reliable sources.

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

Raw Materials and Sourcing of Product

Most of our glass canning jars and wood pulp for playing cards are supplied under multi-year supply agreements with primary vendors which assist us in achieving attractive pricing taking into consideration our volumes. Such glass and wood pulp materials are currently also available from other sources at competitive prices. The tin plate, nylon, metal, paper, wax and resin used in the manufacturing of our Branded Consumables products are supplied by multiple vendors and are currently available from a variety of sources at competitive prices. Our wood and sawdust is also supplied by multiple vendors and is readily available to our wood manufacturing plant and firelog and firestarter plants from local suppliers. Our plastic cutlery is sourced from our Process Solutions segment.

Historically, the raw materials and components that are necessary for the manufacture of our products have been available in the quantities that we require.

Intellectual Property

We believe that none of our active trademarks or patents is essential to the successful operation of our overall Branded Consumables business. However, our rights to use certain trademarks such as Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, BRK®, Crawford®, Diamond®, Dicon®, First Alert®, Forster®, Hoyle®, KEM®, Kerr®, Lehigh®, Leslie-Locke®, Loew-Cornell®, Northland®, Java-Log®, Pine Mountain®, Starterlogg®, Storehorse®, Superlog® and Wellington®, may materially affect the sales of the individual products or product lines related to such trademarks.

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

We also have licensing agreements for brands such as Coca-Cola®, Disney®, Nickelodeon® and World Poker Tour® to manufacture and distribute playing cards under those brand names.

Competition

Although we are a leading provider of firelogs and firestarters, home canning products, kitchen matches, retail plastic cutlery, toothpicks, playing cards, rope, cord and twines in the United States, we have direct competitors in most of our niche markets. In addition to direct competitors in the market for home canning, we compete with companies who specialize in other food preservation mediums such as freezing and dehydration. In the market for home safety products our main competitors are Kidde and Universal Security Instruments Inc. For plastic cutlery our key competitors include Far East and domestic suppliers. Our competition in the market for rope, cord and twine includes Mibro and private label brands. In the market for playing cards our competition includes Angel, Cardinal, Carta Mundi, Copag, Gaming Partners International, Gemaco, Mattel, Patch Products and a number of other manufacturers located in China. In the market for firelogs and firestarters, we compete with a number of competitors in the “home fireplace burning category” including Duraflame, Inc. and other regional and national firelog and firestarter manufacturers, and cord wood suppliers. In the market for craft products, we have a number of competitors including Royal, Daler-Rowney, Col-Art, Crayola, Elmers and Rose Art. Because of the strengths of our North American manufacturing facilities, established Asian sourcing capabilities and efficient distribution platform, we believe we are the best value supplier of rope, cord, and twines, and playing cards and accessories for our retailer customer base whether they need a low cost product or a premium brand.

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

Process Solutions

In addition to the three primary business segments described above, we manufacture, market and distribute a wide variety of plastic products including closures, contact lens packaging, plastic cutlery, refrigerator door liners, medical disposables and rigid packaging. Many of these products are consumable in nature or represent components of consumer products. We also are the largest North American producer of niche products fabricated from solid zinc strip and are the sole source supplier of copper plated zinc penny blanks to the United States Mint, a major supplier to the Royal Canadian Mint, as well as a supplier of nickel, brass and bronze plated finishes on steel and zinc for coinage to other international markets. In addition, we manufacture a line of industrial zinc products marketed globally for use in the plumbing, automotive, electrical component and architectural markets. Our monofilament business, which produces nylon and polyester monofilament line used in various products, including woven mats used by paper producers and weed trimmer cutting line, as well as fiberglass radio antennas for marine, citizen band and military applications, is also reported within this Process Solutions segment.

We sell our plastic products primarily to major original equipment manufacturer companies in the healthcare and consumer products industries. Our leading customers include CIBA Vision, Johnson & Johnson, Microsoft and Whirlpool. We also supply plastic products and parts to both our Branded Consumables (plastic cutlery and closures) and Consumer Solutions (plastic containers) segments. We sell our zinc products to the United States Mint, the Royal Canadian Mint and other international markets, and in the plumbing, automotive, electrical component and architectural markets. Monofilament line is sold to weavers including Asten Johnson and Weavexx Warrick and to retailers/distributors of cutting line including MTD Products and Wal-Mart. Marine antennas are sold to specialty marine dealers such as West Marine and military antennas are sold to communication systems integrators including General Dynamics and Harris Corporation.

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

Employees

As of December 31, 2007, we employed approximately 25,000 people in the United States, Latin America, the Pacific Rim (including China), Canada and Europe. As of December 31, 2007, our Chinese operations employed approximately 7,200 people on both a full time and temporary basis. Approximately 320 union workers are covered by five collective bargaining agreements at five of our U.S. facilities. These agreements expire at our jar closure facility (Muncie, Indiana) in October 2009, at our kitchen match manufacturing facility (Cloquet, Minnesota) in February 2011, at our metals facility (Greeneville, Tennessee) in October 2011, at our fire extinguisher plant (Aurora, Illinois) in May 2008, and at our conductive fiber plant (Enka, North Carolina) in September 2010. Additionally, approximately 128 employees at our Legutiano, Spain manufacturing facility, 127 employees at our Lyon, France facility and 838 employees at our Latin America facilities are unionized.

We have not experienced a work stoppage during the past five years except for brief stoppages in 2004 and 2008 in Lyon, France in connection with our restructurings at that location. Management believes that our relationships with our employees and collective bargaining unions are satisfactory.

Research and Development

Research and development costs are expensed as incurred in connection with our internal programs for the development of products and processes.

Website Access Disclosure

Our internet website address is http://www.jarden.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the proxy statement for our annual meeting of stockholders, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our website, by the end of the business day after filing.

Our website also includes the following corporate governance materials, at the tab “Governance”: our Business Conduct and Ethics Policy; our Board of Directors Governance Principles and Code of Conduct Policy;

our Insider Trading Policy; our Management and Board of Directors; our Committee Composition; our Insider Transactions; and the charters of our Board committees. These corporate governance materials are also available in print upon request by any stockholder to our Investor Relations department at our corporate headquarters.

Information on our website does not constitute part of this filing on Form 10-K.

In addition to the information included in this Item 1, see Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 8, Note 1 (Business and Significant Accounting Policies) and Note 17 (Segment Information) for financial and other information concerning our business segments and geographic areas.

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

Due to consolidation in the U.S. retail industry, our customer base has become relatively concentrated. In 2007, one customer accounted for approximately 20% of our consolidated net sales.

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

Sales of certain of our products are seasonal. Sales of our outdoor camping equipment, fishing equipment and sporting goods equipment products increase during warm weather months and decrease during winter, while sales of our skis, snowboards and snowshoes increase during the cold weather months and decrease during summer. Additionally, sales of our Branded Consumables products generally reflect the season, with sales of our home improvement products concentrated in the spring and summer months and sales of our firelogs and firestarters concentrated in the fall and winter months. Sales of our Consumer Solutions products generally are strongest in the fourth quarter preceding the holiday season.

Weather conditions may also negatively impact sales. For instance, we may not sell as many of certain outdoor recreation products (such as lanterns, tents and sleeping bags) as anticipated if there are fewer natural disasters such as hurricanes and ice storms; mild winter weather may negatively impact sales of electric blankets, heaters, firelogs and firestarters, skis, snowboards, snowshoes, some health products and smoke or carbon monoxide alarms; and the late arrival of summer weather may negatively impact sales of outdoor camping equipment and grills, watersports and personal flotation devices, fishing equipment and sporting goods equipment. Additionally, sales of our home canning products and our home improvement products may be negatively impacted by unfavorable weather conditions and other market trends. Periods of drought, for example, could adversely affect the supply and price of fruit, vegetables and other foods available for home canning, and inclement weather may reduce the amount of time spent on home improvement projects. These factors could have a material adverse effect on our business, results of operations and financial condition.

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

A significant portion of our products are manufactured by third-party suppliers in Asia, primarily the People’s Republic of China, or at our own facilities in southern China. Our ability to continue to select reliable vendors who provide timely deliveries of quality parts and products will impact our success in meeting customer demand for timely delivery of quality products. Furthermore, the ability of our own facilities to timely deliver finished goods, and the ability of third-party suppliers to timely deliver finished goods and/or raw materials, may be affected by events beyond their control, such as inability of shippers to timely deliver merchandise due to work stoppages or slowdowns, or significant weather and health conditions (such as SARS) affecting manufacturers and/or shippers. Any adverse change in, among other things, any of the following could have a material adverse effect on our business, results of operations and financial condition:

•	our relationship with third-party suppliers;

•	the financial condition of third-party suppliers;

•	our ability to import products from these third-party suppliers or our own facilities; or

•	third-party suppliers’ ability to manufacture and deliver outsourced products on a timely basis.

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

Some of the products we manufacture require particular types of glass, metal, paper, plastic, wax, wood or other materials. Supply shortages for a particular type of material can delay production or cause increases in the cost of manufacturing our products. This could have a material adverse effect on our business, results of operations and financial condition. In particular, we rely on wax for certain products in our Branded Consumables segment and resin for many of the products in our Consumer Solutions and Outdoor Solutions segments and the plastics part of our Process Solutions segment. Wax and resin prices have risen in response to, among other things, higher oil prices. If wax prices, resin prices or other material prices rise further in the future we can expect the cost of goods for our businesses to increase. Given that only some of this increase relates to contracts where we have pass-through pricing, the effect of the remainder of the increase could have a material adverse effect on our margins. We also rely on glass for certain of the products in our Branded Consumables segment. Glass prices have risen in response to higher natural gas prices. If glass prices rise further in the future, we can expect the cost of goods to increase, which could have a material adverse effect on our business, results of operations and financial condition.

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

In the Outdoor Solutions segment, Igloo Corporation and Newell Rubbermaid are primary competitors in our personal coolers business. Intex Corporation is a key competitor in inflatable airbed and water products. VF Corporation and Kellwood Corporation are key competitors in tents, sleeping bags and appliances. Worthington Industries is our primary competitor in packaged fuel. In accessories, Coghlan’s Ltd. is the key competitor. In our fishing business, our key competitors are Cabela’s, Inc., Bass Pro Shops, Diawa Corporation, Rapala VMC Corporation, Shimano, Inc., and Zebco, a W.C. Bradley Co. In our water sports and personal flotation device business, HO Mfg., Johnson Outdoors, Quicksilver, Inc. and Sport Dimension Inc. are key competitors. In our ski and snowboard business, our key competitors are Amer Sports Corporation (Salomon and Atomic), Burton Snowboards, Head NV, Quicksilver, Inc. (Rossignol) and Tecnicagroup (Nordica). In our sports equipment business our key competitors are Adidas Group, Amer Sports Corporation (Wilson), Easton Sports, Inc., Hillerich & Bradsby Company (Louisville Slugger), Mizuno, New Balance Athletic Shoe, Inc. (Brine and Warrior), Nike, Inc., Tecnicagroup (Rollerblade) and Wm. T. Burnett & Co. (STX lacrosse).

In our Consumer Solutions segment, our FoodSaver® and Seal-a-Meal® appliances and bags compete with marketers of “conventional” food storage solutions, such as non-vacuum plastic bags and containers. In addition, our competitors include other manufacturers of home sealing appliances that heat- or vacuum-seal bags. As household penetration of home vacuum packaging systems has increased, more competitors have entered the market. As such, the market has become more price-and feature-sensitive. There are also several companies that manufacture industrial and commercial vacuum packaging products. In more mature small household appliance categories outside of home vacuum packaging, including blenders, toasters and irons, among others, our key competitors in the United States and Canada include Conair Corporation, Whirlpool Corporation, NACCO Industries, Inc. (Hamilton Beach), DeLonghi America, Inc., Metro Thebe, Inc., d/b/a HWI Breville and Salton, Inc. In heated bedding products, our primary competitor is Microlife USA, Inc. In scales, our key competitors include HoMedics Inc. and Conair Corporation. Our key competitors for clippers, trimmers and accessories for professional users include the Andis Company, Wahl Clipper Corporation and Conair Corporation. The primary competitors to our hospitality business are NACCO Industries, Inc. (Hamilton Beach) and the Andis Company. In portable air cleaning products, our primary competitors are DeLonghi America, Inc., Kaz, Incorporated, Hunter Fan Company, Sharper Image Corporation and Ionic Pro, LLC. In vaporizers and humidifiers, our key competitors are Kaz, Incorporated, Hunter Fan Company and Lasko Products, Inc. Our key competitors in portable heaters are Kaz, Incorporated, Lakewood Engineering and Manufacturing Company and Lasko Products, Inc. Our primary competitors in fans are Kaz, Incorporated, Lakewood Engineering and Manufacturing Company, Hunter Fan Company, Lasko Products, Inc. and private label suppliers.

In our Branded Consumables segment, we have direct competitors in most of our niche markets. In addition, in the market for home canning, we compete with companies who specialize in other food preservation mediums, such as freezing and dehydration. The market for plastic cutlery is extremely price sensitive and our competitors include Far East and domestic suppliers. Our competition in the market for rope, cord and twine includes Mibro and private label brands. Our key competitors in the home safety business include Kidde and Universal Security Instruments Inc. In the market for playing cards, our competition includes Angel, Cardinal, Carta Mundi, Copag, Gaming Partners International, Gemaco, Patch Products and a number of other manufacturers located in China. In the market for firelogs and firestarters, we compete with a number of competitors in the “home fireplace burning category” including Duraflame, Inc. and other regional and national firelog and firestarter manufacturers, and cord wood suppliers. In the market for craft products, we have a number of competitors including Royal, Daler-Rowney, Col-Art, Crayola, Elmers and Rose Art.

We also face competition from the manufacturing operations of some of our current and potential customers with private label or captive house brands.

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

We have achieved growth through the acquisition of companies, including the acquisitions of AHI and Holmes, and tuck-in acquisitions. There can be no assurance that we will be able to integrate successfully these businesses or future acquisitions, including our acquisition of K2 Inc., into our existing business without substantial costs, delays or other operational or financial difficulties. There is also no assurance that we will be able to successfully leverage synergies among our businesses to increase sales and obtain cost savings. Additionally, the failure of these businesses to achieve expected results, diversion of our management’s attention and failure to retain key personnel at these businesses could have a material adverse effect on our business, results of operations and financial condition.

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

If we experience revenue declines and decreased profitability, we may incur future impairment charges that could have a material effect on our results of operations.

Our revenue growth and profitability are dependent on our ability to introduce new products and maintain market share. Several factors also impact our profitability which are discussed in this section. If declines in revenues and profitability prevent us from achieving our earnings projections, we may incur impairment charges related to goodwill or indefinite lived intangible assets, or both.

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

In addition to operational standards, environmental laws also impose obligations on various entities to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination. Accordingly, we may be liable, either contractually or by operation of law, for remediation costs even if the contaminated property is not presently owned or operated by us, is a landfill or other location where we have disposed wastes, or if the contamination was caused by third parties during or prior to our ownership or operation of the property. Given the nature of the past industrial operations conducted by us and others at these properties, there can be no assurance that all potential instances of soil or groundwater contamination have been identified, even for those properties where an environmental site assessment has been conducted. We do not believe that any of our existing remediation obligations, including at third-party sites where we have been named a potentially responsible party, will have a material adverse effect upon our business, results of operations or financial condition. However, future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to additional remediation liabilities that may be material. See “Environmental Matters” under note 11 (Commitments and Contingencies) of the notes to our consolidated financial statements contained in our Annual Report on Form 10-K (which is incorporated by reference herein) for a discussion of these and other environmental-related matters.

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

Messrs. Franklin and Ashken have other interests and engage in other activities beyond their positions at Jarden (something they are permitted to do under the terms of their employment agreements with us provided such other activities do not interfere with their duties as an executive of Jarden or directly compete with us). In particular, Mr. Franklin is chairman of the board of directors of Liberty Acquisition Holdings Corp. (“Liberty”), a special purpose acquisition company (“SPAC”) formed to acquire one or more operating businesses with principal business operations in North America within 30-36 months of becoming a public company. Marlin Equities II, LLC, an investment vehicle majority owned by its managing member, Mr. Franklin, and Mr. Ashken, the other principal member, is one of the principal stockholders of Liberty. Liberty’s registration statement on Form S-1 previously filed with the Commission in late 2007 was declared effective by the Commission on December 6, 2007. Liberty consummated its initial public offering on December 12, 2007, but has not announced any specific merger, acquisition, or other strategic transaction under consideration. Mr. Franklin is also chairman of board of directors of Liberty Acquisition Holdings (International) Company (“LIAC”), a SPAC formed to acquire one or more operating businesses with principal business operations outside of North America within 24 months of becoming a public company. Marlin Equities IV, LLC, an investment vehicle majority owned by its managing member, Mr. Franklin, and Mr. Ashken, the other principal member, is one of the principal stockholders of LIAC. LIAC consummated its initial public offering on February 13, 2008, but has not announced any specific merger, acquisition, or other strategic transaction under consideration. Liberty and LIAC’s operations will be dependent upon a relatively small group of key officers and directors, including Mr. Franklin, at least until Liberty and LIAC have each consummated a business combination. Because Mr. Franklin will have an obligation to assist Liberty and LIAC in actively sourcing and acquiring target businesses, he will be required to spend time and energy (such time and energy may be potentially significant) that he might otherwise devote to Jarden on behalf of another enterprise, which could have an adverse impact on our business. Mr. Franklin has maintained outside business interests, including another SPAC investment, since becoming our Chairman and CEO in 2001. None of these outside business interests conflict with his duties to Jarden.

Mr. Franklin has committed to our Board of Directors that Liberty and LIAC will be seeking transactions outside of those that fit within Jarden’s publicly announced acquisition criteria and that Liberty and LIAC will not interfere with Mr. Franklin’s or Mr. Ashken’s obligations to Jarden. Mr. Franklin also committed to the Board that in order to avoid the potential for a conflict, prior to Liberty or LIAC pursuing any acquisition transaction that Jarden might consider, Mr. Franklin would first confirm with an independent committee of our Board of Directors that Jarden was not interested in pursuing the potential acquisition opportunity. If the independent committee concludes that Jarden was interested in that opportunity, Liberty or LIAC would not continue with that transaction. However, we cannot assure you that Liberty or LIAC will not choose to pursue transactions that Jarden would have considered. If Liberty or LIAC pursues transactions that Jarden would have considered, this could negatively impact Jarden’s growth from future acquisitions.

Our indebtedness imposes constraints and requirements on our business and financial performance, and our compliance and performance in relationship to these could materially adversely affect our financial condition and operations.

We have a significant amount of indebtedness. As of December 31, 2007, we had total debt of approximately $2.7 billion. Our significant indebtedness could:

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

The terms of our senior credit facility and the indenture governing our 7 1/2% senior subordinated notes due 2017, which we refer to as our notes, allow us to issue and incur additional debt upon satisfaction of certain conditions. We anticipate that any future acquisitions we pursue as part of our growth strategy or potential stock repurchase programs may be financed through a combination of cash on hand, operating cash flow, availability under our existing credit facilities and new capital market offerings. If new debt is added to current debt levels, the related risks described above could increase.

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

Some of our operations are conducted or products are sold in countries where economic growth has slowed, such as Japan; or where economies have suffered economic, social and/or political instability or hyperinflation or where the ability to repatriate funds has been delayed or impaired in recent years, such as Mexico and Venezuela. The economies of other foreign countries important to our operations, including other countries in Europe, Latin America and Asia, could also suffer slower economic growth or economic, social and/or political instability in the future. International operations, including manufacturing and sourcing operations (and the international operations of our customers), are subject to inherent risks which could adversely affect us, including, among other things:

•	new restrictions on access to markets;

•	lack of developed infrastructure;

•	inflation or recession;

•	fluctuations in the value of currencies;

•	changes in and the burdens and costs of compliance with a variety of foreign laws and regulations, including tax laws, accounting standards, environmental laws and occupational health and safety laws;

•	social, political or economic instability;

•	increases in duties and taxation;

•	restrictions on transfer of funds and/or exchange of currencies; and

•	other adverse changes in policies, including monetary, tax and/or lending policies, encouraging foreign investment or foreign trade by our host countries.

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

While we transact business predominantly in U.S. dollars and most of our revenues are collected in U.S. dollars, a substantial portion of our costs, such as payroll, rent and indirect operational costs, are denominated in other currencies, such as the British Pound, Chinese Renminbi, European Euro, Japanese Yen, Mexican Peso, and Venezuelan Bolivar. Changes in the relation of these and other currencies to the U.S. dollar will affect our sales and profitability and could result in exchange losses. For example, a devaluation of the Venezuelan Bolivar would impact our results of operations because the earnings of our Venezuelan operations would be reduced when translated into U.S. dollars. A stronger Mexican Peso would mean our products assembled or produced in Mexico would be more expensive to import into the U.S. or other countries, thereby reducing profitability of those products. Likewise, if the government of China allowed the Chinese Renminbi to rise substantially versus the U.S. dollar, the cost of our products produced in China would rise. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. There can be no assurance that the U.S. dollar foreign exchange rates will be stable in the future or that fluctuations in financial markets will not have a material adverse effect on our business, results of operations and financial condition.

Changes in the retail industry and markets for consumer products affecting our customers or retailing practices could negatively impact existing customer relationships and our results of operations.

We sell our Outdoor Solutions’, Consumer Solutions’ and Branded Consumables’ products to retailers, including club, department store, drug, grocery, mass merchant, sporting goods and specialty retailers, as well as direct to consumers. A significant deterioration in the financial condition of our major customers could have a material adverse effect on our sales and profitability. We regularly monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, a bankruptcy filing by a key customer could have a material adverse effect on our business, results of operations and financial condition.

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

See note 11 (Commitments and Contingencies) of the notes to our consolidated financial statements contained in our Annual Report on Form 10-K (which is incorporated by referenced herein) for a discussion of these and other regulatory and litigation-related matters.

If we fail to adequately protect our intellectual property rights, competitors may manufacture and market products similar to ours, which could adversely affect our market share and results of operations.

Our success with our proprietary products depends, in part, on our ability to protect our current and future technologies and products and to defend our intellectual property rights. If we fail to adequately protect our intellectual property rights, competitors may manufacture and market products similar to ours. Our principal intellectual property rights include our trademarks. The principal trademarks in Outdoor Solutions are Campingaz®, Coleman®, K2®, Marmot®, Rawlings®, Sevylor®, Shakespeare®, Stearns® and Völkl® . Other trademarks in that segment include Abu Garcia®, Adio®, All Star®, Atlas™, Berkley®, Coleman® Exponent®, deBeer®, Ex Officio®, Fenwick®, Gait by deBeer®, Gulp!®, Hodgman®, JT®, JRC™, Kahura® , Line®, Little Bear®, Mad Dog Gear®, Madshus®, Marker®, Miken®, Mitchell®, Morrow®, Penn®, Pflueger®, Planet Earth®, Ride®, Roadtrip®, Sevenstrand®, Sospenders®, Spiderwire® , Stren®, Tubbs®, Trilene®, Ugly Stik®, Worth®, Xtools® and 5150 Snowboards®. In the Consumer Solutions segment, the principal trademarks consist of Bionaire®, Crock Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam® and VillaWare®. Our other brands used include Health at Home®, Mixmaster®, Osterizer®, Hydrosurge® and The Blanket with a Brain®. In our Branded Consumables segment, these include the Ball®, Bee®, Bernardin®, Bicycle®, BRK®, Crawford®, Diamond®, First Alert®, Forster®, Hoyle®, Kerr®, KEM®, Lehigh®, Leslie-Locke®, Loew-Cornell® and Pine Mountain® brand names.

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

Approximately 320 union workers are covered by five collective bargaining agreements at five of our U.S. facilities. These agreements expire at our jar closure facility (Muncie, Indiana) in October 2009, at our kitchen match manufacturing facility (Cloquet, Minnesota) in February 2011, at our metals facility (Greeneville, Tennessee) in October 2011, at our fire extinguisher plant (Aurora, Illinois) in May 2008, and at our conductive fiber plant (Enka, North Carolina) in September 2010. Additionally, approximately 128 employees at our Legutiano, Spain manufacturing facility, 127 employees at our Lyon, France facility and 838 employees at our Latin America facilities are unionized.

We have not experienced a work stoppage during the past five years except for brief work stoppages in 2004 and 2008 in Lyon, France in conjunction with our restructurings and pay rates at that location. However, we cannot assure you that there will not be a work stoppage in the future. Any such work stoppage could have a material adverse effect on our business, financial condition and results of operations.

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

Our corporate office is located in a leased office space in Rye, New York. In addition, at December 31, 2007, the Company and its subsidiaries lease or own facilities throughout the U.S., some of which have multiple buildings and warehouses and these U.S. facilities encompass approximately 12.2 million square feet. We lease or own international facilities encompassing approximately 4.5 million square feet primarily in Asia, Canada, Europe and Latin America. Of the U.S. and international manufacturing and warehouse facilities, approximately 7.7 million square feet of space is owned, while the remaining 9.1 million square feet of space is leased. The approximate percentage of the facility square footage used by segment is as follows: Outdoor Solutions – 50%; Consumer Solutions – 27%; Branded Consumables – 18%; and Process Solutions – 5%.

In general, our properties are well maintained, considered adequate and being utilized for their intended purposes. See Note 5 to our consolidated financial statements, Property, Plant and Equipment, which discloses amounts invested in land, buildings and machinery and equipment. Also see Note 11 to our consolidated financial statements, Commitments and Contingencies which discloses the Company’s operating lease commitments.

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

The lead plaintiffs filed an amended consolidated complaint on August 25, 2006 naming the Company, Consumer Solutions and certain officers of the Company as defendants (collectively “Defendants”) and containing substantially the same allegations as in the initial complaints. On October 20, 2006, Defendants filed a motion to dismiss the consolidated amended complaint. On May 31, 2007, the Court issued an opinion denying Defendants’ motion to dismiss. On July 3, 2007, Defendants filed a Motion for Reconsideration of the order denying Defendants’ motion to dismiss. On September 5, 2007, the court granted Defendants’ motion for reconsideration, but reaffirmed its May 31, 2007 denial of Defendants’ motion to dismiss. Defendants answered the amended consolidated complaint on July 10, 2007. On September 10, 2007, Plaintiffs moved for class certification. That motion has been fully briefed and the Court held oral argument on January 11, 2008. The Court has not yet issued a decision.

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

Sale of K2 Inc. to Jarden Corporation

City of Roseville Employees’ Retirement System v. K2 Inc., et al.

This case was filed on May 4, 2007 by a shareholder of K2 on behalf of itself and a putative class of shareholders against K2 and the members of its Board of Directors seeking to enjoin the merger transaction (the

“Merger”) between K2 and a wholly owned subsidiary of the Company on the purported grounds that the members of the Board of Directors of K2 allegedly breached fiduciary duties to the K2 shareholders in connection with the negotiation and structure of the Merger as well as the disclosures made by K2 to shareholders in its proxy. On July 30, 2007, K2 announced that it and the City of Roseville Employees’ Retirement System agreed to a settlement in principle of the pending litigation pursuant to which K2 made certain disclosures regarding the transaction in its proxy materials sent to shareholders and reports filed with the SEC and amended the merger agreement to reduce from $27.5 million to $24 million the termination fee that would have been payable by K2 to the Company under certain circumstances in the event that the merger agreement had been terminated. The settlement includes full releases of all the defendants as well as the Company. The settlement was approved preliminarily by the California Superior Court on February 8, 2008 and a hearing on final approval is scheduled for April 9, 2008. A companion case brought by Steamfitters Local 449 Pension & Retirement Security Funds has been dismissed.

Other

In connection with the sale of its Anthony Pools Division, K2 received certain distributions in 1997 and 1998 from a corporation in which it held a minority interest. On March 30, 2007, K2 received a notice of liability from the Internal Revenue Service asserting transferee liability for federal income taxes of this corporation totaling $16.5 million. K2 has contested the notice of liability by filing a petition in United States Tax Court and intends to defend itself, by among other things, seeking contribution from other shareholders of this corporation. At this time, K2 is continuing to gather information related to this matter.

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

The executive officers of our Company as of January 31, 2008 are as follows:

Martin E. Franklin, age 43, is Chairman and Chief Executive Officer of our Company. Mr. Franklin was appointed to our Board of Directors on June 25, 2001 and became Chairman and Chief Executive Officer effective September 24, 2001. Mr. Franklin is also a principal and executive officer of a number of private investment entities. Mr. Franklin was the Chairman of the Board of Directors of Bollé Inc. from February 1997 until February 2000. Mr. Franklin has previously held positions as Chairman and Chief Executive Officer of Lumen Technologies, Inc. from May 1996 to December 1998, and Benson Eyecare Corporation from October 1992 to May 1996. Mr. Franklin also serves as a director of Kenneth Cole Productions, Inc., GLG Partners, Inc. and the Chairman of the Board of Liberty Acquisition Holdings Corp.

Ian G.H. Ashken, age 47, is Vice Chairman and Chief Financial Officer of our Company. Mr. Ashken was appointed to the Board of Directors on June 25, 2001 and became Vice Chairman, Chief Financial Officer and Secretary effective September 24, 2001. Mr. Ashken is also a principal and executive officer of a number of private investment entities. Mr. Ashken was the Vice Chairman of the Board of Directors of Bollé, Inc. from December 1998 until February 2000. From February 1997 until his appointment as Vice Chairman, Mr. Ashken was the Chief Financial Officer and a director of Bollé. Mr. Ashken previously held positions as Chief Financial Officer and a director of Lumen Technologies, Inc from May 1996 to December 1998 and Benson Eyecare Corporation from October 1992 to May 1996. Mr. Ashken also serves as a director of GLG Partners, Inc.

James E. Lillie, age 46, is President and Chief Operating Officer of our Company. Mr. Lillie joined our Company in August 2003. From 2000 to 2003, Mr. Lillie served as Executive Vice President of Operations at Moore Corporation, Limited., a diversified commercial printing and business communications company. From 1999 to 2000, Mr. Lillie served as Executive Vice President of Operations at Walter Industries, Inc., a Kohlberg, Kravitz, Roberts & Company (KKR) portfolio company. From 1990 to 1999, Mr. Lillie held a succession of managerial human resources, manufacturing, finance and operations positions culminating with the position of Executive Vice President, Operations at World Color, Inc., another KKR portfolio company.

John E. Capps, age 43, is Senior Vice President, General Counsel and Secretary of our Company. Mr. Capps has been with the Company since January 2005. From 2003 to 2005, Mr. Capps was with American Household, Inc. which was acquired by the Company in January 2005, where he most recently served as Vice President-Legal. Prior to 2003, Mr. Capps was in private law practice with the firm Sullivan & Cromwell LLP.

Richard T. Sansone, age 41, is Senior Vice President and Chief Accounting Officer of our Company. Prior to joining our Company, he most recently served as Senior Vice President, Controller and Chief Accounting Officer of RR Donnelley and Sons (formerly Moore Wallace), from April 2001 to December 2005. From 1992 to 2001, Mr. Sansone was with PricewaterhouseCoopers, LLP where he was an Audit Senior Manager.

J. David Tolbert, age 47, is Senior Vice President, Human Resources and Corporate Risk of our Company. Mr. Tolbert has served in various management and executive roles in the areas of human resources, administration and corporate risk for the Company since 1993. From 1987 to 1993, Mr. Tolbert served in various human resource and operating positions at Ball Corporation.

Our executive officers serve at the discretion of our Board of Directors.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

Jarden Corporation’s (the “Company” or “Jarden”) common stock is traded on the New York Stock Exchange under the symbol “JAH.” As of February 15, 2008, there were approximately 5,500 registered holders of record of the Company’s common stock, par value $0.01 per share. On February 22, 2008, the last recorded sales price of the Company’s common stock was $24.37. Jarden currently does not and does not intend to pay cash dividends on its common stock in the foreseeable future, and each of Jarden’s senior credit facilities and the indenture governing its senior subordinated notes contain certain restrictions that limit Jarden’s ability to pay dividends. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Cash generated from operations will be used for general corporate purposes, which may include acquisitions, supporting organic growth, paying down debt and share repurchases.

The table below sets forth the intraday high and low sales prices of the Company’s common stock as reported on the New York Stock Exchange for the periods indicated:

	Quarter
	First	Second	Third	Fourth
2007
High	$39.04	$45.09	$44.20	$35.95
Low	$33.84	$37.77	$28.87	$22.96

2006
High	$33.50	$36.25	$34.94	$39.27
Low	$23.68	$27.58	$28.01	$32.21

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

The graph below compares total stockholder return on the Company’s common stock from December 31, 2002 through December 31, 2007 with the cumulative total return of (a) the Standard and Poor’s 500 Stock Index and (b) the S&P Midcap 400 Index assuming a $100 investment made on December 31, 2002. Each of the three measures of cumulative total return assumes reinvestment of dividends, if applicable. The stock performance shown on the graphs below are based on historical data and are not indicative of, or intended to forecast, possible future performance of the Company’s common stock.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

AMONG JARDEN CORPORATION, S&P 500 INDEX, AND S&P MIDCAP 400 INDEX

Equity Compensation Plan Information

Information regarding Jarden’s equity compensation plans, including both stockholder approved plans and plans not approved by stockholders is incorporated by reference in Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

In December 2007, the Company issued approximately 60,000 shares of common stock pursuant to the Company’s Amended and Restated 2003 Stock Incentive Plan, as amended, to certain employees of the Company without cash proceeds. The issuance of these shares has not been registered under the Securities Act of 1933 (the “Act”) but was exempt from registration pursuant to Section 4(2) of the Act as a transaction not involving a public offering. Transfer of the restricted common stock is subject to the restrictions and limitations of the Act.

Recent Purchase of our Registered Equity Securities by the Issuer and Affiliated Purchases

The following table provides information about purchases by the Company during the three months ended December 31, 2007, of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Plan(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(1)
October 1 – October 31, 2007	—	—	—	$100,000,000
November 1 – November 30, 2007(2)	838,477	$27.06	838,477	77,306,860
December 1 – December 31, 2007	256,958	25.01	256,958	70,880,560

Total	1,095,435	$26.58	1,095,435

(1)	On November 8, 2007, the Company announced that its Board of Directors has authorized a new stock repurchase program that would allow the Company to repurchase up to $100 million of its common stock.
(2)	Excludes shares tendered for the payment of withholding obligations pursuant to the terms of the Company’s Amended and Restated 2003 Stock Incentive Plan, as amended, which allows employees to surrender shares of stock earned as part of their awards as payment towards the tax withholding obligations in connection with the vesting of such awards. On November 7, 2007, an aggregate of 366,850 shares of the Company’s common stock were tendered to the Company in return for payment of minimum statutory withholding taxes. The shares surrendered were valued at approximately $10.2 million or approximately $27.90 per share.

Item 6.	Selected Financial Data

The following tables set forth the Company’s selected financial data as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003. The selected financial data set forth below has been derived from the audited consolidated financial statements and related notes thereto where applicable for the respective fiscal years. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the consolidated financial statements and notes thereto. These historical results are not necessarily indicative of the results to be expected in the future. Certain reclassifications have been made in the Company’s financial statements of prior years to conform to the current year presentation. These reclassifications had no impact on previously reported net income.

	As of and for the Years Ended December 31,
	2007(b)(c)	2006(c)	2005(b)(c)	2004(b)	2003(b)
STATEMENTS OF INCOME DATA (in millions, except per share data):
Net sales	$4,660.1	$3,846.3	$3,189.1	$838.6	$587.7
Operating earnings(a)	232.0	300.6	186.0	96.0	71.5
Interest expense, net	149.7	112.6	84.2	27.6	19.2
Loss on early extinguishment of debt	15.7	—	6.1	—	—
Income tax provision	38.5	82.0	35.0	26.0	20.5
Net income(a)	28.1	106.0	60.7	42.4	31.8
Paid in-kind dividends on Series B & C preferred stock	—	—	(9.7)	—	—
Charge from beneficial conversion of Series B and Series C preferred stock	—	—	(38.9)	—	—

Income available to common stockholders(a)	$28.1	$106.0	$12.1	$42.4	$31.8

Basic earnings per share(a)	$0.39	$1.62	$0.23	$1.03	$0.93
Diluted earnings per share(a)	$0.38	$1.59	$0.22	$0.99	$0.90

OTHER FINANCIAL DATA: (in millions)
Segment Earnings(a)(d)	$565.5	$442.0	$360.0	$147.4	$108.3
Cash flows from operations	304.8	236.0	240.9	70.2	73.8
Depreciation and amortization	96.4	66.4	57.6	19.2	15.0
Capital expenditures	81.2	68.8	58.5	10.8	12.8

BALANCE SHEET DATA:
Cash and cash equivalents	$220.5	$202.6	$237.1	$20.7	$125.4
Working capital(e)	1,269.8	839.6	749.9	181.4	242.0
Total assets	5,868.1	3,882.6	3,524.6	1,042.4	759.7
Total debt	2,747.3	1,441.0	1,541.4	487.4	387.4
Total stockholders’ equity	1,538.6	1,257.4	1,003.8	334.0	249.9

(a)	Includes the following significant items affecting comparability:

•

2007 includes: purchase accounting adjustments for $119 million of the elimination of manufacturer’s profit in inventory charged to cost of sales, which is the purchase accounting fair value adjustment to inventory associated with acquisitions, $64 million of stock-based compensation costs related to stock options and restricted shares of the Company’s common stock, and $49.6 million of reorganization and acquisition-related integration cost (see item (c) below).

•

2006 includes: purchase accounting adjustments for $10.4 million of the elimination of manufacturer’s profit in inventory charged to cost of sales, which is the purchase accounting fair value adjustment to inventory associated with acquisitions, $23 million of stock-based compensation costs related to stock options and restricted shares of the Company’s common stock, and $36.8 million of reorganization and acquisition-related integration cost (see item (c) below).

•

2005 includes: purchase accounting adjustments for $22.4 million of the elimination of manufacturer’s profit in inventory charged to cost of sales, which is the purchase accounting fair value adjustment to inventory associated with acquisitions, $2.5 million of write offs of inventory related to reorganization and acquisition-related integration initiatives, $62.4 million of stock-based compensation costs related to stock options and restricted shares of Company common stock and the early adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment”, and $29.1 million of reorganization and acquisition-related integration costs (see item (c) below).

•	2004 includes: stock-based compensation costs of $32.2 million related to restricted shares.

•	2003 includes: stock-based compensation costs of $21.8 million related to restricted shares.

(b)	The results of Diamond Brands, Lehigh, USPC, American Household, Holmes, Pure Fishing and K2 are included from their dates of acquisition of February 1, 2003, September 2, 2003, June 28, 2004, January 24, 2005, July 18, 2005, April 6, 2007 and August 8, 2007, respectively.

(c)	Reorganization and acquisition-related integration costs include costs associated with exit or disposal activities, which do not meet the criteria of discontinued operations, including costs of employee and lease terminations, facility closing or other exit activities. Additionally, these costs include expenses directly related to integrating and reorganizing acquired businesses and include items such as employee retention, recruiting costs, certain moving costs, certain duplicative costs during integration and asset impairments.

(d)	Segment Earnings represents earnings before interest, taxes and depreciation and amortization, excluding reorganization and acquisition-related integration costs, the elimination of manufacturer’s profit in inventory, fair value inventory adjustments, non-cash stock-based compensation costs, and loss on early extinguishment of debt. This non-GAAP financial measure, is presented in this Annual Report on Form 10-K because it is a basis upon which the Company’s management has assessed its financial performance in the years presented. Additionally, the Company uses non-GAAP financial measures because the Company’s credit agreement provides for certain adjustments in calculations used for determining whether the Company is in compliance with certain credit agreement covenants, including, but not limited to, adjustments relating to non-cash purchase accounting adjustments, certain reorganization and acquisition-related integration costs, non-cash stock-based compensation costs and loss on early extinguishment of debt. Segment Earnings should not be considered a primary measure of the Company’s performance and should be reviewed in conjunction with, and not as substitute for, financial measurements prepared in accordance with GAAP that are presented in this Annual Report on Form 10-K. A reconciliation of the calculation of Segment Earnings is presented below:

Reconciliation of non-GAAP Measure (in millions):

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
Net income	$28.1	$106.0	$60.7	$42.4	$31.8
Income tax provision	38.5	82.0	35.0	26.0	20.5
Interest expense, net	149.7	112.6	84.2	27.6	19.2
Loss on early extinguishment of debt	15.7	—	6.1	—	—

Operating earnings	232.0	300.6	186.0	96.0	71.5
Adjustments to reconcile to Segment Earnings:
Depreciation and amortization	96.4	66.4	57.6	19.2	15.0
Fair value adjustment to inventory	118.9	10.4	22.4	—	—
Reorganization costs	49.6	36.8	29.1	—	—
Other integration-related costs	4.6	4.5	—	—	—
Stock-based compensation	64.0	23.0	62.4	32.2	21.8
Impairment/write-off of assets	—	0.3	2.5	—	—

Segment Earnings	$565.5	$442.0	$360.0	$147.4	$108.3

(e)	Working capital is defined as current assets (including cash and cash equivalents) less current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Jarden’s financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included in Item 8 of Part II of this Annual Report on Form 10-K. Unless otherwise indicated, references in the following discussion to 2007, 2006 and 2005 are to Jarden’s calendar years ended December 31, 2007, 2006 and 2005, respectively.

Overview

Jarden Corporation and its subsidiaries (hereinafter referred to as the “Company” or “Jarden”) is a leading provider of niche consumer products. Jarden currently operates in three primary business segments: Outdoor Solutions, Consumer Solutions, and Branded Consumables.

Our growth strategy is based on introducing new products, as well as on expanding existing product categories which is supplemented through acquiring businesses with highly recognized brands, innovative products and multi-channel distribution.

In the Outdoor Solutions segment, the Company manufactures or sources, markets and distributes consumer active lifestyle products worldwide for use outside the home or away from the home under well-known brand names. The Company sells products for camping, backpacking, tailgating, outdoor cooking and other outdoor active lifestyle activities under the Campingaz® and Coleman® brand names. The Company sells personal flotation devices, water sports products and all-terrain vehicle equipment under brand names such as Stearns®, Sevylor®, Sospenders®, Hodgman®, and Mad Dog Gear®. The Company sells fishing equipment, under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Baseball, softball, football, basketball and lacrosse products are sold under brand names such as deBeer®, Gait by deBeer®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas™, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. The Company also sells high performance technical outdoor apparel and equipment under brand names such as Adio®, Ex Officio®, Marmot® and Planet Earth®.

In the Consumer Solutions segment, the Company manufactures or sources, markets and distributes and licenses rights to an array of innovative consumer products that are designed to improve consumers’ lives by enhancing sleep, health, personal care, cooking and other daily necessities with leading products such as coffeemakers, bedding, home vacuum packaging machines, heating pads, slow cookers, air cleaning products, fans and heaters and personal and animal grooming products, as well as related consumable products. The Company sells kitchen products under the well-known Crock-Pot®, FoodSaver®, Mr. Coffee®, Oster®, Rival®, Seal-a-Meal®, Sunbeam® and VillaWare® brand names. Personal care and grooming products are sold under the Health o meter®, Oster® and Sunbeam® brand names. The Company’s portable air cleaning products are sold under the Bionaire® brand name, and its fans and heaters are sold under the Holmes® and Patton® brand names.

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

In addition to the three primary business segments described above, our Process Solutions segment consists primarily of our plastic business, which manufactures, markets and distributes a wide variety of plastic products, including jar closures, contact lens packaging, monofilament, plastic cutlery, refrigerator door liners, medical disposables and rigid packaging, and our zinc strip business, which is the largest producer of zinc strip and fabricated zinc products in North America, manufacturing a broad array of original equipment manufacturer (“OEM”) such as coinage blanks for the U.S. Mint, Royal Canadian Mint, and international markets. Our monofilament business, which produces nylon and polyester monofilament line used in various products, including woven mats used by paper producers and weed trimmer cutting line, as well as fiberglass radio antennas for marine, citizen band and military applications, is also reported within this Process Solutions segment.

Acquisitions

During 2006 and 2005 the Company completed a number of acquisitions that by nature are complementary to the Company’s core businesses and from an accounting standpoint were not significant individually or in the aggregate. Hereafter, these acquisitions are referred to as “tuck-in” acquisitions.

2007 Activity

On April 6, 2007, the Company acquired Pure Fishing, Inc. (“Pure Fishing”), a leading global provider of fishing tackle marketed under well-known fishing brands including Abu-Garcia®, Berkley®, Gulp!®, Mitchell®, Stren® and Trilene®. The consideration consisted of $300 million in cash, a $100 million five year subordinated note with a 2% coupon and a warrant exercisable into approximately 2.2 million shares of Jarden common stock with an initial exercise price of $45.32 per share (subject to adjustment as provided therein). In addition to the upfront purchase price, a contingent purchase price payment of up to $50 million based on the future financial performance of the acquired business may be paid and at December 31, 2007, $25 million of this amount is accrued for payment in 2008. The Pure Fishing acquisition is consistent with the Company’s strategy of purchasing leading, niche consumer-oriented brands with attractive cash flows and strong management. The Company’s results of operations for 2007 include the results of Pure Fishing from April 6, 2007.

On August 8, 2007 the Company acquired all the outstanding shares of K2 Inc. (the “Acquisition”), a leading provider of branded consumer products in the global sports equipment market in exchange for consideration of $10.85 in cash per share of K2 Inc. (“K2”) common stock and 0.1118 of a share of Jarden common stock for each share of K2 common stock issued and outstanding. The total value of the transaction, including debt assumed, was approximately $1.2 billion. The aggregate consideration to the K2 shareholders was approximately $701 million and was comprised of a cash payment of approximately $517 million and the issuance of approximately 5.3 million common shares of the Company with a fair value of approximately $184 million. The cash and Jarden common stock issued in the transaction had a combined value of $14.72 per K2 share, which was calculated using the average of the closing stock price of a share of Jarden common stock on the New York Stock Exchange (“NYSE”) during the five-day trading period ending two trading days after the date that the number of shares of Jarden common stock to be received by K2 stockholders was finalized, which was August 6, 2007. The total purchase price of $777 million, which is net of cash acquired, also includes: the purchase of K2 share-based awards for $22.7 million, the Company’s investment in K2 prior to the acquisition of $31.1 million, debt make-whole premiums of $15.4 million and other fees and consideration totaling $20.1 million. In connection with the Acquisition the Company repaid certain of K2’s debt, including accrued interest and the aforementioned make-whole premiums for approximately $341 million. The Acquisition was recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed based on their estimated fair values at the date of Acquisition. The excess of the cost of the Acquisition over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill and is based on the Company’s preliminary independent valuation, which is subject to further refinement. The Company’s results of operations for 2007 include the results of K2 from August 8, 2007 (the “Acquisition Date”).

The differences in the results from operations for 2007 versus 2006 are primarily due to the K2 and Pure Fishing acquisitions.

2006 Activity

During 2006, the Company completed four tuck-in acquisitions, three in the Branded Consumables segment and one in the Consumer Solutions segment.

2005 Activity

On July 18, 2005, the Company completed the acquisition of The Holmes Group, Inc. (“Holmes” or the “THG Acquisition”) for approximately $420 million in cash and 6.15 million shares of the Company’s common stock. Holmes is a leading manufacturer and distributor of select home environment and small kitchen electrics under well-recognized consumer brands, including Bionaire®, Crock-Pot®, Holmes®, Patton®, Rival®, Seal-a-Meal® and White Mountain®. The aggregate purchase price was approximately $680 million, including transaction expenses.

On January 24, 2005, the Company completed the acquisition of American Household, Inc. (“AHI” or the “AHI Acquisition”), a privately held company, for approximately $745.6 million for 100% of its equity and the repayment of approximately $100 million of indebtedness. AHI is the parent of The Coleman Company, Inc. (“Coleman”) and Sunbeam Products, Inc. (now known as “Jarden Consumer Solutions” or “JCS”), leading producers of global consumer products through brands such as BRK® , Campingaz®, Coleman®, First Alert®, Health o meter®, Mr. Coffee®, Oster® and Sunbeam®. Of the equity portion of the purchase price, $40 million was held back by the Company to cover potential indemnification claims against the sellers of AHI and has not been accrued as a liability or considered part of the purchase price since the outcome of this contingency remains uncertain.

During 2005, the Company completed three tuck-in acquisitions within the Branded Consumables segment.

As discussed further hereafter, the results of operations for 2006 versus 2005 include the results of Holmes and AHI from their respective acquisition dates. The differences in operating results in 2006 versus 2005 are primarily due to these acquisitions (the “Acquisitions”).

Consolidated Results of Operations

	Years Ended December 31,
	2007	2006	2005
	(in millions)
Net sales	$4,660.1	$3,846.3	$3,189.1
Cost of sales	3,517.4	2,904.0	2,402.3
Selling, general and administrative expenses	861.1	604.9	571.7
Reorganization and acquisition-related integration costs, net	49.6	36.8	29.1

Operating earnings	232.0	300.6	186.0
Interest expense, net	149.7	112.6	84.2
Loss on early extinguishment of debt	15.7	—	6.1

Income before taxes	66.6	188.0	95.7
Income tax provision	38.5	82.0	35.0

Net income	28.1	106.0	60.7
Paid-in-kind dividends on Series B and C preferred stock	—	—	(9.7)
Charges from beneficial conversions of Series B and C preferred stock	—	—	(38.9)

Income available to common stockholders	$28.1	$106.0	$12.1

Results of Operations—Comparing 2007 to 2006

	Net Sales
	Years Ended December 31,
	2007	2006
	(in millions)
Outdoor Solutions	$1,698.6	$901.0
Consumer Solutions	1,869.2	1,892.2
Branded Consumables	806.2	812.0
Process Solutions	353.6	309.4
Intercompany eliminations(1)	(67.5)	(68.3)

	$4,660.1	$3,846.3

(1)	Intersegment sales are recorded at cost plus an agreed upon intercompany profit on intersegment sales.

Net sales in 2007 increased $814 million, or 21%, to $4.7 billion versus 2006. The overall increase in net sales was due to the acquisitions of K2 and Pure Fishing (combined revenue $863 million). Net sales in the Outdoor Solutions segment increased $798 million as a result of the K2 and Pure Fishing acquisitions, offset by decreases in the domestic Coleman business, primarily due to inventory reduction initiatives at certain mass retailers. Net sales in the Consumer Solutions segment decreased $23 million or 1.2%, which was primarily due to weakness in domestic sales, partially offset by increased demand and improved pricing internationally. Net sales in the Branded Consumables segment decreased slightly, which is mainly due to decreased category demand, primarily at domestic home improvement retailers and poker-related sales. The Process Solutions segment grew 14.3% on a year over year basis, primarily due to the inclusion of the K2 monofilament business and the impact of cost increases in zinc compared to 2006.

Cost of sales increased $613 million to $3.5 billion for 2007 versus 2006, primarily due to the increase in sales volume from acquisitions and the inclusion of a $119 million charge related to the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory related to the K2 and Pure Fishing acquisitions (versus $10.4 million in 2006). The fair value of the inventory acquired was valued at the sales price of the finished inventory, less costs to complete and a reasonable profit allowance for selling effort. Cost of sales as a percentage of net sales for both 2007 and 2006 was 75.5% (72.9% and 75.2%, respectively excluding the charges for the elimination of manufacturer’s profit in inventory). The improved margins are primarily due to acquired businesses favorable product mix, price increases, the benefit of integration related activities and improved operating efficiencies, partially offset by raw material price increases.

Selling, general and administrative expenses increased $256 million to $861 million for 2007 versus 2006. The increase was primarily due to acquisitions of K2 and Pure Fishing ($199 million), incremental stock based compensation expense ($41 million) and increased advertising, marketing and product development costs, as well as the benefits from prior year reorganization and integration initiatives.

Reorganization and acquisition-related integration costs, net, increased $12.8 million to $49.6 million for 2007 versus the same period in the prior year primarily due to the K2 and Pure Fishing acquisitions and lease exit costs. These charges primarily relate to the ongoing integration-related activities across all segments as the Company rationalizes its manufacturing and administrative platforms principally as a result of acquisitions in both current and prior years. The Company expects that any additional charges over the next two years will be incurred primarily within the Outdoor Solutions segment, as the reorganization of the Branded Consumables and Consumer Solutions segments are largely complete.

Net interest expense increased by $37.1 million for 2007 versus 2006. This increase was principally due to higher levels of outstanding debt versus the same prior year period, partially offset by a $3.7 million increase in interest income primarily generated from our cash on hand as a result of the February 2007 debt refinancing (discussed hereafter in the “Capital Resources” section). The weighted average interest rate for 2007 decreased to 7.0% from 7.3% in 2006.

The Company’s reported tax rate for the years ended December 31, 2007 and 2006 was 57.7% and 43.6%, respectively. The 2007 increase from the statutory tax rate to the reported rate results principally from the settlement of 2003 and 2004 IRS Audits ($4.7 million), the tax effect of non-deductible compensation expense ($4.4 million), and the tax effect of foreign earnings that will not be permanently reinvested. In 2006, these increases from the statutory tax rate relate primarily to the $13.6 million tax charge recorded in 2006 in association with the internal legal reorganization of the domestic Consumer Solution businesses. The Company believes that its long-term reported tax rate will be approximately 36%.

Net income for 2007 decreased $77.9 million to $28.1 million versus 2006. For 2007, diluted earnings per share were $0.38 versus diluted earnings per share of $1.59 for 2006. The change in net income is primarily due to the following charges recorded during 2007: incremental purchase accounting adjustments for the elimination of manufacturer’s profit in inventory ($109 million); incremental stock based compensation expense ($41 million) resulting primarily from the acceleration of certain awards; incremental reorganization and acquisition-related integration costs ($12.8 million), increase in interest expense ($37.1 million) and a $15.7 million loss on the early extinguishment of debt, partially offset by 2007 incremental earnings resulting from volume increases and margin expansion due to both acquisitions and improved gross margins, combined with the $13.6 million tax charge recorded during 2006.

Results of Operations—Comparing 2006 to 2005

	Net Sales
	Years ended December 31,
	2006	2005
	(in millions)
Outdoor Solutions	$901.0	$820.7
Consumer Solutions	1,892.2	1,518.3
Branded Consumables	812.0	685.0
Process Solutions	309.4	233.6
Intercompany eliminations(1)	(68.3)	(68.5)

	$3,846.3	$3,189.1

(1)	Intersegment sales are recorded at cost plus an agreed upon intercompany profit on intersegment sales.

Net sales for 2006 increased $657 million, or 21% to $3.85 billion versus 2005. The increase was primarily due to the Acquisitions and volume increases across all segments. The increase in Consumer Solutions was primarily due to the acquisition of Holmes ($246 million) and new product introductions. Outdoor Solutions volume increases were primarily due to new product introductions and favorable point of sale promotional activity. Branded Consumables volume increases were primarily due to acquisitions and increased demand in plastic cutlery and other serviceware, smoke and carbon monoxide alarms, and arts and crafts. Net sales increased in the Process Solutions segment primarily due to increased commodity pricing, including zinc and nickel, ($14.6 million), as well as new customers and new products at both the zinc and plastic operations.

Cost of sales increased $502 million to approximately $2.9 billion for 2006 versus 2005, primarily due to the increase in sales volume due to the Acquisitions. Cost of sales as a percentage of net sales remained flat in 2006 versus 2005. In 2006, the provision for product warranty increased by $32.1 million versus 2005. Additionally, in 2006, raw material pricing for zinc, copper, nickel and resin was unfavorable versus 2005 ($20.4 million). Included in 2006, was $10.4 million of charges related to the elimination of manufacturer’s profit in inventory due to the acquisitions (Branded Consumables segment), versus $22.4 million in 2005 (Consumer Solutions segment).

Selling, general and administrative expenses increased $33.2 million to $605 million for 2006 versus 2005. The increase was primarily due to the Acquisitions and increased expenses to support higher sales volume. Selling, general and administrative expenses as a percentage of net sales declined to 16% in 2006 from 18% in

2005, primarily due to lower stock-based compensation expense in 2006 ($23 million in 2006 versus $62.4 million in 2005). The amounts in 2005 primarily relate to achieving certain market conditions related to certain equity awards ($38.9 million) and the adoption of SFAS No. 123 (Revised 2004) “Shared-Based Payment” (“SFAS 123r”) ($23.5 million). Additionally, the Company recognized the benefits achieved from reorganization and cost reduction activities initiated in 2006 and 2005, primarily in the Consumer Solutions and Outdoor Solutions segments.

Reorganization and acquisition-related integration costs, net, increased by $7.7 million to $36.8 million for 2006 versus 2005. These charges primarily relate to integration-related activities in the Consumer Solutions segment ($26.6 million) as the Company rationalizes both its manufacturing and administrative platforms principally as a result of the THG Acquisition.

Net interest expense increased by $28.4 million to $113 million for 2006 versus 2005. This increase was principally due to higher levels of outstanding debt in 2006 compared to the same period in 2005, resulting from the additional debt financing required to fund the Acquisitions. In addition, its weighted average interest rate increased from 6.4% for 2005 to 7.3% for 2006.

The Company’s reported tax rate for 2006 and 2005 was 43.6% and 36.5%, respectively. The increase in the tax provision results principally from a $13.6 million tax charge recorded in association with the internal legal reorganization of the domestic Consumer Solutions businesses, offset by lower tax rates assessed on a greater percentage of foreign earnings.

Net earnings available to common stockholders for 2006 increased $93.9 million to $106 million versus 2005. The increase in net earnings was primarily due to charges recorded in 2005 related to the conversion of the Company’s Series B and C preferred stock ($48.6 million), the adjustment for the fair value of inventory related to the Acquisitions ($14.2 million) and the loss on early extinguishment of debt ($3.9 million). Improved operating results for the period were also attributable to increased volumes related to the acquisitions and benefits achieved from prior year integration initiatives and lower stock-based compensation expense, partially offset by increased reorganization costs.

For 2006 earnings per share were $1.59 per diluted share versus $0.22 per diluted share for 2005. In addition to the items above, the earnings per share was favorably affected as a result of the two million shares of the Company’s common stock repurchased in March 2006 through a privately negotiated transaction for $50 million, partially offset by the sale of four million shares of the Company’s common stock in November 2006.

Financial Condition, Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company believes that its cash and cash equivalents, cash generated from operations and the availability under the senior credit facility and the credit facilities of certain foreign subsidiaries as of December 31, 2007, provide sufficient liquidity to support working capital requirements, planned capital expenditures, completion of current and future reorganization and acquisition-related integration programs, and servicing debt obligations.

Net cash provided by operating activities was $305 million and $236 million for 2007 and 2006, respectively. This increase is primarily due to the acquisitions of K2 and Pure Fishing, combined with favorable working capital improvements primarily resulting from disciplined inventory management.

Net cash provided by financing activities was $681 million and $4.4 million for 2007 and 2006, respectively. The change is primarily due to the issuance of long-term debt during the first and third quarters of

2007 which resulted in approximately $1.3 billion of proceeds, the increase of short-term debt of approximately $216 million, partially offset by approximately $793 million in long-term debt payments in 2007.

Net cash used in investing activities was $973 million versus $278 million for 2007 and 2006, respectively. Cash used for the acquisition of businesses for 2007 increased approximately $700 million over the same period in 2006 due to the aforementioned acquisitions of K2 and Pure Fishing. For 2007, capital expenditures were $81.2 million versus $68.8 million for the same period in 2006. The Company has historically maintained capital expenditures at less than 2% of net sales and expects that capital expenditures for 2008 will be consistent with this threshold.

CAPITAL RESOURCES

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

The aggregate consideration to the K2 shareholders was approximately $701 million and was comprised of a cash payment of approximately $517 million and the issuance of approximately 5.3 million common shares of the Company with a fair value of approximately $184 million. Additionally, the Company assumed and repaid certain of K2’s debt, including accrued interest and make-whole premiums for approximately $341 million.

During February 2007, the Company completed a registered public offering for $650 million aggregate principal amount of 7 1/2% Senior Subordinated Notes due 2017 (the “Senior Notes”) and received net proceeds of approximately $637 million. Of these proceeds, approximately $195 million was used to purchase the entire principal amount outstanding of the Company’s 9 3/4% Senior Subordinated Notes due 2012 (the “Senior Subordinated Notes”) plus the tender premium and accrued interest. As a result of the purchase of Senior Subordinated Notes, the Company recorded a $15.3 million loss on the extinguishment of debt for the year ended December 31, 2007. This loss is primarily comprised of a $10.1 million tender premium, a loss of $4.5 million related to the termination of $105 million notional amount of interest rate swaps that were designated as fair value hedges against the Senior Subordinated Notes, the write off of $3.7 million of deferred debt issuance costs, and the recognition of $3.7 million of deferred gains that resulted from previously terminated interest rate swaps.

Effective February 13, 2007, the Company amended its senior credit facility to: allow for the aforementioned purchase of the Senior Subordinated Notes; reduce applicable margins on term and revolver borrowings; add the ability of the Company to enter into additional incremental term loans not to exceed, in aggregate, $750 million (of which $50 million is available at December 31, 2007), which includes the ability to increase its revolving loan commitments in an aggregate principal amount not to exceed $150 million; appoint a new administrative agent; and modify certain of its restrictive and financial covenants, among other things. Subsequent to this amendment, during February, 2007, the Company voluntarily prepaid $200 million on its principal outstanding under the Term Loan portion of the senior credit facility. At December 31, 2007, there were no outstanding borrowings under the revolving credit portion of the senior credit facility. At December 31, 2007, net availability under the senior credit facility was $190 million, after deducting $35 million of outstanding letters of credit. The Company is required to pay commitment fees on the unused balance of the revolving credit facility. At December 31, 2007, the annual commitment fee on unused balances was 0.375%.

In accordance with the senior credit facility, the Company was required to repay $19.3 million of principal outstanding under its senior credit facility Term Loans and Foreign Senior Debt as a result of the proceeds received from its November 2006 equity offering (see Note 13). Additionally, during December 2007 and 2006, the Company made voluntary principal prepayments on its foreign senior debt of $22.3 million of $4.8 million, respectively.

In connection with the aforementioned Pure Fishing acquisition completed on April 6, 2007, the Company issued a $100 million five-year subordinated note (the “Note”) with a 2% coupon and a warrant exercisable into approximately 2.2 million shares of Jarden common stock with an initial exercise price of $45.32 per share (subject to certain adjustments contained therein). The Note is not prepayable at the Company’s option. The holder of the Note has the option to require redemption of the Note if after one year from issuance the closing price of Jarden’s common stock exceeds $45.32 per share for a period of three consecutive trading days.

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

In connection with the Acquisition, additional subsidiaries of the Company under the Branded Consumables segment as well as K2 began to sell their respective receivables to JRLLC. As of December 31, 2007 the Company’s securitization facility was fully utilized with outstanding borrowings totaling $250 million, including the $185 million described above in connection with the Acquisition. The Company is required to pay commitment fees of 0.25% per annum on any unused balance of the $250 million securitization facility. The securitization facility is subject to annual renewal by both parties. The Company currently intends to renew this securitization facility as it did in 2007; however, should it not be renewed, the Company will seek alternative financing.

Certain foreign subsidiaries of the Company maintain working capital lines of credits with their respective local financial institutions for use in operating activities. At December 31, 2007, the aggregate amount available under these lines of credit totaled approximately $59 million.

The Company was not in default of any of its debt covenants as of December 31, 2007.

The Company maintains cash balances which at times may be significant, at various international subsidiaries. At December 31, 2007, approximately $71 million of this may be subject to certain availability restrictions. The Company does not believe that such restrictions will materially affect the Company’s liquidity, nor does the Company rely on these cash balances to fund operations outside of the country where the cash was generated.

In November 2007, the Company’s Board of Directors authorized a new stock repurchase program that would allow the Company to repurchase up to $100 million of its common stock. In 2007, the Company repurchased approximately 1.1 million shares of its common stock under this plan at an average price of $26.58 per share.

In November 2006, the Company completed an equity offering which included four million newly issued shares of common stock that resulted in net proceeds to the Company of approximately $139 million. The proceeds were used to pay down outstanding loans under its senior credit facility and securitization borrowings.

Contractual Obligations and Commercial Commitments

The following table includes aggregate information about the Company’s contractual obligations as of December 31, 2007 and the periods in which payments are due. Certain of these amounts are not required to be included in its Consolidated Balance Sheets:

	Year(s)
	Total	1	2-3	4-5	After 5
	(in millions)
Long-term debt, including capital leases(1)	$2,752.4	$297.8	$42.0	$1,755.7	$656.9
Operating leases	267.8	55.2	75.5	48.5	88.6
Unconditional purchase obligations	51.3	31.8	15.7	3.8	—
Other current and non-current obligations(2)	83.9	71.5	2.6	2.6	7.2

Total	$3,155.4	$456.3	$135.8	$1,810.6	$752.7

(1)	For further information regarding the Company’s debt and interest rate structure, refer to Note 9 – “Debt” and Note 10 “Derivative Financial Instruments” to the consolidated financial statements. These amounts reflect scheduled principal payments only.
(2)	Other includes acquisition related earn-out payments of approximately $26 million anticipated to be paid in 2008.

The table above does not reflect tax reserves and accrued interest thereon of $88.5 million and $8.2 million, respectively, as the Company cannot reasonably predict the timing of the settlement of the related tax positions beyond 2008. See Note 12 “Taxes on Income” to the Consolidated Financial Statements for additional information on the Company’s unrecognized tax benefits at December 31, 2007.

Commercial commitments are items that the Company could be obligated to pay in the future and are not included in the above table. As of December 31, 2007, the Company had approximately $35 million in standby and commercial letters of credit, all of which expire in 2008.

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

Cash Flow Hedges

As a result of the Pure Fishing acquisition, the Company became a counterparty to a $100 million notional amount in swap agreements that exchange variable interest rates (LIBOR) for fixed rates of interest over the term of the agreements. At December 31, 2007, the weighted average fixed rate of interest and weighted average remaining term of these swaps was 3.95% and 1.2 years, respectively. These swaps are not designated as effective hedges and the fair market value gains or losses are included in the results of operations. The fair market value of these swaps was a liability of $0.5 million at December 31, 2007.

Aside from the contracts acquired in connection with the Pure Fishing acquisition, at December 31, 2007, the Company had $925 million of notional amount outstanding in swap agreements that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements. The Company has designated these swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. At December 31, 2007, the weighted average fixed rate of interest and weighted average remaining term on these swaps was 5.0% and 1.6 years, respectively. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income. There was no ineffectiveness recognized at December 31, 2007 or 2006.

Subsequent to December 31, 2007, the Company became a counterparty to a $200 million notional amount swap agreement that exchanges variable interest rates (LIBOR) for fixed rates of interest over the three-year term of the agreement. The fixed interest rate of the agreement is approximately 3.7%. The Company has designated these swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments.

Fair Value Hedges

The Company uses cross-currency swaps to hedge foreign risk to hedge certain U.S. dollar-based debt of foreign subsidiaries. At December 31, 2007, the Company had $27.9 million notional amount outstanding of cross-currency swaps that exchange the variable interest rate bases of the U.S. dollar balance (3-month U.S. LIBOR plus a spread of 175 basis points) and the equivalent Canadian dollar balance (3-month CAD BA plus a spread of 192 basis points). This swap instrument is designated as a fair value hedge of certain U.S. dollar-based debt of a Canadian subsidiary. At December 31, 2007, the fair value of this swap was a liability of $6.0 million.

Forward Foreign Currency Contracts

The Company uses forward foreign currency contracts (“foreign currency contracts”) to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statement of operations as the underlying hedged item. At December 31, 2007, the Company had approximately $265 million notional amount of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases. At December 31, 2007, the fair market value of these contracts was a liability of $4.9 million.

At December 31, 2007, the Company had outstanding approximately $12.1 million notional amount of foreign currency contracts that were acquired in connection with the acquisitions of K2 and Pure Fishing. These foreign currency contracts, which are not designated as effective hedges, have maturity dates through 2008. Fair market value gains or losses are included in the results of operations. The fair market value of these foreign currency contracts was a liability of $0.7 million at December 31, 2007. Additionally, the Company is a counterparty to $9.5 million notional amount of foreign currency contracts that are not designated as effective hedges. These contracts all mature in 2008. At December 31, 2007, the fair value of these contracts was not significant.

Significant Accounting Policies and Critical Estimates

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The following list of critical accounting policies is not intended to be a comprehensive list of all its accounting policies. The Company’s significant accounting policies are more fully described in Note 1—Business and Significant Accounting Policies to Item 8.— Financial Statements and Supplementary Data . The following represents a summary of its critical accounting policies, defined as those policies that the Company believes are the most important to the portrayal of its financial condition and results of operations, and/or require management’s significant judgments and estimates.

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

Allowance for inventory obsolescence

The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, additional inventory write-downs may be required resulting in a charge to income in the period such determination was made. Conversely, if actual market conditions are more favorable than those projected, a reduction in the write down may be required resulting in an increase in income in the period such determination was made.

Income taxes

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

Additionally, the Company recognizes tax benefits for certain tax positions based upon judgments as to whether it is more likely than not that a tax position will be sustained upon examination. The measurement of tax positions that meet the more-likely-than-not recognition threshold are based in part on estimates and assumptions as to be the probability of an outcome, along with estimated amounts to be realized upon any settlement. While the Company believes the resulting tax balances at December 31, 2007 and 2006 are fairly stated based upon these estimates, the ultimate resolution of these tax positions could result in favorable or unfavorable adjustments to its consolidated financial statements and such adjustments could be material. See Note 12 of the Notes to Consolidated Financial Statements for further information regarding taxes.

Intangible assets

The Company has significant intangible assets on its balance sheet that include goodwill, trademarks and other intangibles fair valued in conjunction with acquisitions. The valuation and classification of these assets and the assignment of amortizable lives involves significant judgment and the use of estimates. The testing of unamortizable intangibles under established guidelines for impairment also requires significant use of judgment and assumptions (such as cash flow projections, terminal values and discount rates). Changes in forecasted operations and other assumptions could materially affect the estimated fair values. The Company’s assets are tested and reviewed for impairment annually or more frequently if facts and circumstances warrant. Changes in business conditions could potentially require adjustments to these asset valuations.

While some of the Company’s businesses experienced a slight revenue decline and decreased profitability in 2007, the Company believes that its long-term growth strategy supports its fair value conclusions. For both goodwill and indefinite lived intangible assets, the recoverability of these amounts is dependent upon achievement of the Company’s projections and the execution of key initiatives related to revenue growth and improved profitability.

Pension and postretirement plans

The Company records annual amounts relating to its pension and postretirement plans based on calculations, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications is generally deferred and amortized over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. The pension and postretirement obligations are measured as of September 30 and December 31 for 2007 (collectively the “2007 measurement dates”). The pension and postretirement obligations are measured as of September 30 for 2006 and 2005. The pension and postretirement obligations for 2007 measured at December 31 are the obligations resulting from the acquisitions of K2 and Pure Fishing.

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

The weighted average expected return on plan assets assumption as of the 2007 measurement dates was approximately 8.1% for the Company’s pension plans. The weighted average discount rate used at the 2007 measurement dates used to measure both the pension and postretirement benefit obligations was 6.12% and

6.25%, respectively. A one percentage point decrease in the discount rate at the 2007 measurement dates would increase the pension plans’ accumulated benefit obligation by approximately $39 million.

The health care cost trend rates used in valuing the Company’s postretirement benefit obligation are established based upon actual health care cost trends and consultation with its actuaries and benefit providers. At the 2007 measurement dates, the current weighted average healthcare trend rate assumption was 8.0% for pre-age 65 and 9.0% for post-age 65. The current trend rate gradually decreases to an ultimate trend rate of 5.0%.

A one percentage point increase in the assumed health care cost trend rates would have the following effects (in millions):

Accumulated postretirement benefit obligation	$0.1
Aggregate of the service and interest cost components net postretirement benefit cost	0.8

A one percentage point decrease in the assumed health care cost trend rates would have the following effects (in millions):

Accumulated postretirement benefit obligation	$(0.1)
Aggregate of the service and interest cost components net postretirement benefit cost	(0.7)

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

Stock-Based Compensation Expense

Effective October 1, 2005, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123r”), which requires the measurement and recognition of all unvested outstanding stock-based payment awards made to employees and directors based on estimated fair value at date of grant. Prior to this as permitted under SFAS No. 123, the Company accounted for the issuance of stock options and restricted stock using the intrinsic value method in accordance with Accounting Principles Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Under SFAS 123r, compensation cost is recognized on a straight-line basis in the Consolidated Statements of Income related to stock options and restricted stock expected to vest as well as the Company’s employee stock purchase plans. Prior to this under the aforementioned intrinsic value method, the Company did not recognize compensation cost related to stock options in the Consolidated Statements of Income when the exercise price equaled the market price of the underlying stock on the date of grant. However, the Company would recognize compensation cost in circumstances where the market price of the underlying stock exceeds the exercise price of the Company’s stock options on the date of grant.

The fair value of stock options was determined using the Black-Scholes option-pricing model which was previously used for disclosing the Company’s pro forma information under SFAS 123. The fair value of the market-based restricted stock awards was determined using a Monte Carlo simulation embedded in a lattice model, and for all other restricted stock awards were based on the closing price of the Company’s common stock on the date of grant. The determination of the fair value of the Company’s stock option awards and restricted stock awards is based on a variety of factors including, but not limited to, the Company’s common stock price, expected stock price volatility over the expected life of awards, and actual and projected exercise behavior. Additionally, the Company estimates forfeiture for options and restricted stock awards at the grant date of the award based on historical experience and are adjusted as necessary if actual forfeitures differ from these estimates. Certain performance awards require management’s judgement as to whether performance targets will be achieved.

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

Contingencies

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. In addition, the Company or various of its subsidiaries have been identified by the United States Environmental Protection Agency or a state environmental agency as a Potentially Responsible Party pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law at various sites. Based on currently available information, the Company does not believe that the disposition of any of the legal or environmental disputes the Company or its subsidiaries are currently involved in will have a material adverse effect upon the financial condition, results of operations, cash flows or competitive position of the Company. It is possible, that as additional information becomes available, the impact on the Company of an adverse determination could have a different effect.

New and Pending Accounting Pronouncements

During 2007, 2006 and 2005, the Company adopted various accounting standards. A description of these standards and their effect on the consolidated financial statements are described in Note 1 to the consolidated financial statements.

Pending standards and their estimated effect on the Company’s consolidated financial statements are described in Note 2 to the consolidated financial statements.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to its shareholders. Such forward-looking statements include the Company’s repurchase of shares of common stock from time to time under the Company’s repurchase program, the outlook for Jarden’s markets and the demand for its products, earnings per share, estimated sales, segment earnings, cash flows from operations, future revenues and margin requirement and expansion, organic growth, the amount of reorganization charges, the success of new product introductions, growth or savings in costs and expenses and the impact of acquisitions, divestitures, restructurings, securities offerings and other unusual items, including Jarden’s ability to successfully integrate and obtain the anticipated results and synergies from its acquisitions. These statements are made on the basis of management’s views and assumptions as of the time the statements are made and the Company undertakes no obligation to update these statements. There can be no assurance, however, that its expectations will necessarily come to pass. Significant factors affecting these expectations are set forth under Item 1A—Risk Factors of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In general, business enterprises can be exposed to market risks including fluctuations in certain commodity prices, foreign currency exchange rates and interest rates that can affect the cost of operating, investing and financing under those conditions. The Company believes its exposure to these risks is low.

The Company is exposed to interest rate risk on its variable rate debt and price risk on its fixed rate debt. As such, the Company monitors the interest rate environment and uses interest rate swap agreements to manage its interest rate risk and price risk by balancing its exposure to fixed and variable interest rates while attempting to minimize interest costs. As of December 31, 2007, approximately $1.0 billion of Company’s debt is comprised of variable-rate debt. The remainder of the debt carries a fixed rate either by nature or through the use of interest rate swaps.

The Company operates both domestically and internationally. The Company’s international operations are mainly based in Canada, China, Europe, Japan and Latin America. As such, the Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The primary purpose of the foreign currency hedging activities is to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales.

The Company assessed market risk based on changes in interest rates and foreign currency rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest and foreign currency rates. Using this sensitivity analysis, such changes would not have a material effect on foreign currency gains and losses, and cash flows; and would change interest expense by approximately $3.5 million and the fair values of fixed rate debt by approximately $31 million.

The Company is exposed to the risk of loss in the event of non-performance by the counterparties to its existing interest rate swaps and foreign currency contracts with large financial institutions. However, the Company does not anticipate non-performance by the counterparties.

The Company does not invest or trade in any significant derivative financial instruments, commodity instruments or foreign financial instruments. The Company does not use derivative instruments for speculative purposes.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Jarden Corporation

We have audited Jarden Corporation and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting did not include the internal controls of the Pure Fishing Inc. and K2 Inc, businesses which were acquired in 2007 and are included in the 2007 consolidated financial statements of the Company and constituted approximately 37% of consolidated total assets as of December 31, 2007 and approximately 19% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal controls over financial reporting of Pure Fishing Inc. and K2 Inc.

In our opinion, Jarden Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jarden Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

February 25, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Jarden Corporation

We have audited the accompanying consolidated balance sheets of Jarden Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our report also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jarden Corporation and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. As discussed in Note 2, effective December 31, 2006, the Company adopted SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB statements No. 87, 88, 106 and 132(R). As discussed in Note 2, effective October 1, 2005, the Company adopted SFAS No. 123, Share-Based Payment (revised 2004).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Jarden Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

February 25, 2008

JARDEN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Years Ended December 31,
	2007	2006	2005
Net sales	$4,660.1	$3,846.3	$3,189.1
Cost of sales	3,517.4	2,904.0	2,402.3
Selling, general and administrative expenses (including stock-based compensation of $64.0, $23.0 and $62.4 for the years ended December 31, 2007, 2006 and 2005, respectively)	861.1	604.9	571.7
Reorganization and acquisition-related integration costs, net	49.6	36.8	29.1

Operating earnings	232.0	300.6	186.0
Interest expense, net	149.7	112.6	84.2
Loss on early extinguishment of debt	15.7	—	6.1

Income before taxes	66.6	188.0	95.7
Income tax provision	38.5	82.0	35.0

Net income	28.1	106.0	60.7
Paid-in-kind dividends on Series B and C preferred stock	—	—	(9.7)
Charges from beneficial conversions of Series B and C preferred stock	—	—	(38.9)

Income available to common stockholders	$28.1	$106.0	$12.1

Earnings per share:
Basic	$0.39	$1.62	$0.23
Diluted	$0.38	$1.59	$0.22
Weighted average shares outstanding:
Basic	71.9	65.4	52.9
Diluted	73.3	66.5	54.7

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	As of December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$220.5	$202.6
Accounts receivable, net of allowances of $72.3 in 2007, $47.3 in 2006	978.5	558.8
Inventories	1,126.2	659.2
Deferred taxes on income	140.5	98.3
Prepaid expenses and other current assets	84.5	44.8

Total current assets	2,550.2	1,563.7

Non-current assets:
Property, plant and equipment, net	510.9	345.8
Goodwill	1,610.8	1,223.7
Intangibles, net	1,126.6	704.2
Other assets	69.6	45.2

Total assets	$5,868.1	$3,882.6

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt and current portion of long-term debt	$297.8	$19.2
Accounts payable	439.3	303.3
Accrued salaries, wages and employee benefits	134.6	95.8
Taxes on income	20.9	14.5
Other current liabilities	387.8	291.3

Total current liabilities	1,280.4	724.1

Long-term debt	2,449.5	1,421.8
Deferred taxes on income	335.2	210.3
Other non-current liabilities	264.4	269.0

Total liabilities	4,329.5	2,625.2

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock ($0.01 par value, 5 shares authorized, no shares issued and outstanding at December 31, 2007 and 2006)	—	—
Common stock ($0.01 par value, 150 shares authorized, 78.4 and 72.8 shares issued at December 31, 2007 and 2006, respectively)	0.8	0.7
Additional paid-in capital	1,246.5	999.3
Retained earnings	288.8	261.3
Accumulated other comprehensive income	47.5	26.5
Less: Treasury stock (1.6 and 1.2 shares, at cost, at December 31, 2007 and 2006, respectively)	(45.0)	(30.4)

Total stockholders’ equity	1,538.6	1,257.4

Total liabilities and stockholders’ equity	$5,868.1	$3,882.6

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$28.1	$106.0	$60.7
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	96.4	66.4	57.6
Loss on early extinguishment of debt	15.7	—	6.1
Deferred income taxes	(17.4)	42.0	0.5
Stock-based compensation	64.0	23.0	62.9
Other	17.2	3.9	23.1
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	2.4	(21.5)	(100.8)
Inventory	142.3	(3.5)	81.8
Accounts payable	10.4	20.8	28.5
Accrued salaries, wages and employee benefits	(10.7)	1.3	(13.8)
Other assets and liabilities	(43.6)	(2.4)	34.3

Net cash provided by operating activities	304.8	236.0	240.9

Cash flows from financing activities:
Net change in short-term debt	216.2	(6.6)	(14.5)
Proceeds from issuance of long-term debt	1,350.0	—	1,366.8
Payments on long-term debt	(793.2)	(86.9)	(369.9)
Proceeds from issuance of stock, net of transaction fees	10.7	145.3	356.2
Repurchase of common stock and shares tendered for taxes	(66.9)	(50.0)	(35.4)
Debt issuance costs	(36.7)	(3.8)	(21.3)
Proceeds from termination of interest rate swaps	0.5	6.6	16.8
Other, net	—	(0.2)	21.1

Net cash provided by financing activities	680.6	4.4	1,319.8

Cash flows from investing activities:
Additions to property, plant and equipment	(81.2)	(68.8)	(58.5)
Acquisition of businesses, net of cash acquired	(909.5)	(209.8)	(1,289.6)
Proceeds form sale of assets and other	18.1	1.1	7.0

Net cash used in investing activities	(972.6)	(277.5)	(1,341.1)
Effect of exchange rate changes on cash and cash equivalents	5.1	2.6	(3.2)

Net increase (decrease) in cash and cash equivalents	17.9	(34.5)	216.4
Cash and cash equivalents at beginning of period	202.6	237.1	20.7

Cash and cash equivalents at end of period	$220.5	$202.6	$237.1

Supplemental cash disclosures:
Taxes paid	$50.5	$32.9	$21.3
Interest paid	152.5	116.0	81.9

Non-cash activity:
Long-term debt issued for acquisition of business	$94.1	$—	$—
Shares and other equity issued for acquisition of business	214.1	—	281.5

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock		Treasury Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2004	43.1	$0.4	(0.6)	$(6.7)	—	$—	$192.9	$143.2	$4.1	$333.9
Net income	—	—	—	—	—	—	—	60.7	—	60.7
Comprehensive income:
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(5.6)	(5.6)
Derivative transactions, net	—	—	—	—	—	—	—	—	0.6	0.6
Minimum pension liability, net	—	—	—	—	—	—	—	—	(3.1)	(3.1)

Comprehensive income	—	—	—	—	—	—	—	—	—	52.6

Restricted stock awards, stock options exercised and stock plan purchases	3.8	—	0.2	2.4	—	—	21.9	—	—	24.3
Restricted stock awards canceled and shares tendered for stock options and taxes	—	—	(0.5)	(17.1)	—	—	1.1	—	—	(16.0)
Shares reissued from treasury	(0.6)		0.6	12.6	—	—	(12.6)	—	—	—
Non cash compensation charges	—	—	—	—	—	—	44.0	—	—	44.0
Tax benefit related to stock option exercises	—	—	—	—	—	—	2.8	—	—	2.8
Shares repurchased	—	—	(0.6)	(19.3)	—	—	—	—	—	(19.3)
Shares issued for acquisitions	7.2	0.1	—	—	0.1	128.6	252.8	—	—	381.5
Shares issued for dividends on preferred stock	—	—	—	—	—	5.0	—	(9.7)	—	(4.7)
Beneficial conversion feature of preferred stock	0.8	0.1	0.2	2.6	—	175.3	65.6	(38.9)	—	204.7
Shares issued for conversion of preferred stock	14.5	0.1	—	—	(0.1)	(308.9)	308.8	—	—	—

Balance, December 31, 2005	68.8	$0.7	(0.7)	$(25.5)	—	$—	$877.3	$155.3	$(4.0)	$1,003.8
Net income								106.0		106.0
Comprehensive income:
Cumulative translation adjustment	—	—	—	—	—	—	—	—	11.2	11.2
Derivative transactions, net	—	—	—	—	—	—	—	—	10.1	10.1
Minimum pension liability, net	—	—	—	—	—	—	—	—	1.5	1.5

Comprehensive income	—	—	—	—	—	—	—	—	—	128.8

Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	—	—	—	—	7.7	7.7
Proceeds from issuance of common stock	4.0	—	—	—	—	—	138.6	—	—	138.6
Restricted stock awards, stock options exercised and stock plan purchases	—	—	1.7	51.4	—	—	(44.2)	—	—	7.2
Restricted stock awards cancelled and shares tendered for stock options and taxes	—	—	(0.2)	(6.3)	—	—	5.4	—	—	(0.9)
Stock-based compensation	—	—	—	—	—	—	22.2	—	—	22.2
Shares repurchased	—	—	(2.0)	(50.0)	—	—	—	—	—	(50.0)

Balance, December 31, 2006	72.8	$0.7	(1.2)	$(30.4)	—	$—	$999.3	$261.3	$26.5	$1,257.4

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

(in millions)

	Common Stock		Treasury Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2006	72.8	$0.7	(1.2)	$(30.4)	—	$—	$999.3	$261.3	$26.5	$1,257.4
Net income	—	—	—	—	—	—	—	28.1	—	28.1
Comprehensive income:
Cumulative translation adjustment	—	—	—	—	—	—	—	—	26.6	26.6
Derivative transactions, net	—	—	—	—	—	—	—	—	(18.1)	(18.1)
Pension and postretirement obligations, net	—	—	—	—	—	—	—	—	12.5	12.5

Comprehensive income	—	—	—	—	—	—	—	—	—	49.1
Adjustment to initially apply FIN 48	—	—	—	—	—	—	—	(0.6)	—	(0.6)
Restricted stock awards, stock options exercised and stock plan purchases	—	—	1.9	59.2	—	—	(48.1)	—	—	11.1
Restricted stock awards cancelled and shares tendered for stock options and taxes	—	—	(1.2)	(44.7)	—	—	9.1	—	—	(35.6)
Stock-based compensation	—	—	—	—	—	—	61.4	—	—	61.4
Shares repurchased	—	—	(1.1)	(29.1)	—	—	—	—	—	(29.1)
Shares and warrant issued for acquisitions	5.6	0.1	—	—	—	—	214.0	—	—	214.1
Beneficial conversion feature of convertible debt	—	—	—	—	—	—	8.0	—	—	8.0
Conversion of convertible debt	—	—	—	—	—		2.8	—	—	2.8

Balance, December 31, 2007	78.4	$0.8	(1.6)	$(45.0)	—	$—	$1,246.5	$288.8	$47.5	$1,538.6

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

1. Business and Significant Accounting Policies

Business

Jarden Corporation and its subsidiaries (hereinafter referred to as the “Company” or “Jarden”) is a leading provider of niche consumer products. Jarden’s three primary business segments, Outdoor Solutions, Consumer Solutions and Branded Consumables manufacture or source, market and distribute a number of well recognized brands, including: Outdoor Solutions: Abu Garcia®, Adio®, Berkley®, Campingaz®, Coleman®, Fenwick®, Gulp!®, JT®, K2®, Marker®, Marmot®, Mitchell®, Penn®, Planet Earth®, Rawlings®, Shakespeare®, Sevylor®, Stearns®, Stren®, Trilene®, Ugly Stik® and Völkl®; Consumer Solutions: Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam®, and VillaWare®, and Branded Consumables: Ball®, Bee®, Bicycle®, Crawford®, Diamond®, Dicon®, First Alert®, Forster®, Hoyle®, Java-Log®, Kerr®, Lehigh®, Leslie-Locke®, Loew-Cornell® and Pine Mountain®.

In addition to the three primary business segments described above, our Process Solutions segment consists primarily of our plastic business, which manufactures, markets and distributes a wide variety of plastic products, including jar closures, contact lens packaging, monofilament, plastic cutlery, refrigerator door liners, medical disposables and rigid packaging, and our zinc strip business, which is the largest producer of zinc strip and fabricated zinc products in North America, manufacturing a broad array of original equipment manufacturer (“OEM”) such as coinage blanks for the U.S. Mint, a major supplier to the Royal Canadian Mint, and international markets. Our monofilament business, which produces nylon and polyester monofilament line used in various products, including woven mats used by paper producers and weed trimmer cutting line, as well as fiberglass radio antennas for marine, citizen band and military applications, is also reported within this Process Solutions segment. See Note 17 “Segment Information” for additional detail.

On August 8, 2007, the Company acquired all of the outstanding shares of K2 Inc. (the “Acquisition”), a leading provider of branded consumer products in the global sports equipment market (see Note 3). The Company’s results of operations for 2007 include the results of K2 Inc. (“K2”) from August 8, 2007 (the “Acquisition Date”).

On April 6, 2007, the Company acquired Pure Fishing, Inc. (“Pure Fishing”), a leading global provider of fishing equipment (see Note 3). The Company’s results of operations for 2007 include the results of Pure Fishing from April 6, 2007.

On January 24, 2005, the Company acquired American Household, Inc., a privately held leading designer, manufacturer and marketer of branded household and outdoor leisure consumer products in both domestic and international markets. Additionally, On July 18, 2005, the Company acquired of The Holmes Group, Inc., a privately held company. Holmes is a leading manufacturer and distributor of home environment and small kitchen appliances (see Note 3).

During 2006 and 2005, the Company completed a number of acquisitions that by nature are complementary to the Company’s core businesses and from an accounting standpoint were not significant individually or in the aggregate. Hereafter, these acquisitions are referred to as “tuck-in” acquisitions.

During 2006, the Company completed four tuck-in acquisitions, three in the Branded Consumables segment and one in the Consumer Solutions segment.

Basis of Presentation

The Consolidated Financial Statements include the consolidated accounts of the Company and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

All significant intercompany transactions and balances have been eliminated upon consolidation. Unless otherwise indicated, references in the Consolidated Financial Statements to 2007, 2006 and 2005 are to Jarden’s calendar years ended December 31, 2007, 2006 and 2005, respectively.

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

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Significant accounting estimates and assumptions are used for, but not limited to: the allowance for doubtful accounts; assets impairments; useful lives of tangible and intangible assets; pension and postretirement liabilities; tax valuation allowances and unrecognized tax benefits; reserves for sales returns and allowances; product warranty; product liability; excess and obsolete inventory; and litigation and environmental exposures.

Concentrations of Credit Risk

Substantially all of the Company’s trade receivables are due from retailers and distributors located throughout the United States, Europe, Latin America, Canada and Japan. Approximately 20%, 22% and 23% of the Company’s consolidated net sales in 2007, 2006 and 2005, respectively, were to a single customer who purchased product from the Company’s three primary business segments: Outdoor Solutions, Consumer Solutions and Branded Consumables.

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

Leasehold Improvements

Leasehold improvements are recorded at cost less accumulated amortization. Improvements are amortized over the shorter of the remaining lease term (and any renewal period if such a renewal is reasonably assured at inception) or the estimated useful lives of the assets.

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

The Company provides for depreciation primarily using the straight-line method in amounts that allocate the cost of property, plant and equipment over the following ranges of useful lives:

Buildings and improvements	5 to 45 years
Machinery, equipment and tooling (includes capitalized software)	3 to 25 years
Furniture and fixtures	3 to 10 years

Land is not depreciated.

Goodwill and Intangible Assets

Goodwill and certain intangibles (primarily trademarks and tradenames) are not amortized; however, they are subject to evaluation for impairment using a fair value based test. This evaluation is performed annually or more frequently if facts and circumstances warrant. The fair value based test is a two-step test. The first step involves comparing the fair value of each of its reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, the Company is required to proceed to the second step. In the second step, the fair value of the reporting unit would be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss would be recognized if, and to the extent that, the carrying value of goodwill exceeded the implied value. During 2007, 2006 and 2005, the Company did not experience any impairment losses.

Amortization

Deferred debt issue costs are amortized over the term of the related debt. Identifiable intangible assets are recognized apart from goodwill and are amortized over their estimated, useful lives, except for identifiable intangible assets with indefinite lives, which are not amortized.

Stock Split

On June 9, 2005, the Company’s Board of Directors declared a 3-for-2 stock split in the form of a stock dividend of one additional share of common stock for every two shares of common stock, paid on July 11, 2005 to shareholders of record as of the close of business on June 20, 2005. The Company retained the current par value of $0.01 per share for all common shares. All references to the number of shares outstanding, per share amounts, issued shares, restricted stock and stock option data of the Company’s common shares have been restated to reflect the effect of the stock split for all periods presented in the Company’s accompanying consolidated financial statements and footnotes thereto. Stockholders’ equity reflects the effect of the stock split by reclassifying from “Additional paid-in capital” to “Common stock” an amount equal to the par value of the additional shares resulting from the stock split.

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

Advertising Costs

Advertising costs consist primarily of ad demo, cooperative advertising, media placement and promotions, and are expensed as incurred. The amounts charged to advertising and included in selling, general and administrative (“SG&A”) expenses in the Consolidated Statements of Income for 2007, 2006 and 2005 were $104.3, $68.4 and $58.1, respectively.

Product Warranty Costs

The Company recognizes warranty costs based on an estimate of amounts required to meet future warranty obligations arising as a cost of the sale of its products. The Company accrues an estimated liability at the time of a product sale based on historical claim rates applied to current period sales, as well as any information applicable to current product sales that may indicate a deviation from such historical claim rate trends. Warranty reserves are included within “Other current liabilities” and “Other non-current liabilities” in the Company’s Consolidated Balance Sheets.

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

Income Taxes

Deferred taxes are provided for differences between the financial statement and tax basis of assets and liabilities using enacted tax rates. The Company established a valuation allowance against a portion of the net tax benefit associated with all carryforwards and temporary differences in a prior year, as it was more likely than not that these would not be fully utilized in the available carryforward period. A portion of this valuation allowance remained as of December 31, 2007 and 2006 (see Note 12).

Components of “Accumulated other comprehensive income” are presented net of tax at the applicable statutory rates and are primarily generated domestically.

Fair Value and Credit Risk of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, notes payable, accounts payable and accrued liabilities approximate their fair market values due to the short-term maturities of these instruments. The fair market value of the Company’s 7 1/2% Senior Subordinated Notes was determined based on quoted market prices (see Note 9). The fair market value of the Company’s other long-term debt was estimated using interest rates currently available to the Company for debt with similar terms and maturities (see Note 9).

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

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives are deferred as a component of accumulated other comprehensive income and are recognized in earnings at the same time that the hedged item affects earnings and are included in the same caption in the statement of operations as the underlying hedged item.

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

Share-Based Compensation Cost

Effective October 1, 2005, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123r”), which requires the measurement and recognition of all unvested outstanding stock-based payment awards made to employees and directors based on estimated fair value at date of grant. Prior to this as permitted under SFAS No. 123, the Company accounted for the issuance of stock options and restricted stock using the intrinsic value method in accordance with Accounting Principles Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Under SFAS 123r, compensation cost is recognized on a straight-line basis in the Consolidated Statements of Income related to stock options and restricted stock expected to vest as well as the Company’s employee stock purchase plans. Prior to this under the aforementioned intrinsic value method, the Company did not recognize compensation cost related to stock options in the Consolidated Statements of Income when the exercise price equaled the market price of the underlying stock on the date of grant. However, the Company would recognize compensation cost in circumstances where the market price of the underlying stock exceeds the exercise price of the Company’s stock options on the date of grant.

The fair value of stock options was determined using the Black-Scholes option-pricing model which was previously used for disclosing the Company’s pro forma information under SFAS 123. The fair value of the market-based restricted stock awards was determined using a Monte Carlo simulation embedded in a lattice model, and for all other restricted stock awards based on the closing price of the Company’s common stock on the date of grant. The determination of the fair value of the Company’s stock option awards and restricted stock awards is based on a variety of factors including, but not limited to, the Company’s common stock price, expected stock price volatility over the expected life of awards, and actual and projected exercise behavior (see Note 13). Additionally pursuant to SFAS 123r, the Company has estimated forfeitures for options and restricted stock awards at the dates of grant based on historical experience and will revise as necessary if actual forfeitures differ from these estimates.

The Company issues restricted share awards whose restrictions lapse upon either the passage of time (service vesting), achieving performance targets, attaining Company common stock price thresholds, or some combination of these restrictions. For those restricted share awards with common stock price thresholds, the fair values were determined using a Monte Carlo simulation embedded in a lattice model. The fair value for all other restricted share awards were based on the closing price of the Company’s common stock on the dates of grant. For those restricted share awards with only service conditions, the Company recognizes compensation cost on a straight-line basis over the explicit service period. For those restricted share awards with market conditions, the Company recognizes compensation cost on a straight-line basis over the derived service period unless the market condition is satisfied prior to the end of the derived service period. For performance only awards, the Company recognizes compensation cost on a straight-line basis over the implicit service period which represents the Company’s best estimates for when the target will be achieved. If it becomes apparent the original service periods are no longer accurate, the remaining unrecognized compensation cost will be recognized over the revised service periods. For restricted share awards that contain both service and market or performance vesting conditions, compensation cost is recognized over the shorter of the two conditions if only one of the conditions must be met or the longer of the two conditions if both must be met.

For restricted awards that contain performance or market vesting conditions, the Company excludes these awards from diluted earning per share computations until the contingency is met as of the end of that reporting period.

Had stock-based compensation costs been recognized using the fair value method for all of 2005, pro forma net income allocable to shareholders and earnings per share would have been presented as follows (in millions, except per share data):

Year ended December 31, 2005
Net income, as reported(1)	$60.7
Paid-in-kind dividends on Series B and C preferred stock	(9.7)
Charges from beneficial conversions of Series B and C preferred Stock	(38.9)

Income available to common stockholders	$12.1

Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	38.1
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax related effects(2)	(32.5)

Pro forma net income available to common stockholders	$17.7

Basic earnings per share:
As reported(1)	$0.23
Pro forma(2)	$0.33
Diluted earnings per share:
As reported(1)	$0.22
Pro forma(2)	$0.32

(1)	Net income and earnings per share prior to October 1, 2005 does not include stock-based compensation expense related to stock options and employee stock purchase plans.
(2)	Stock-based compensation expense and pro forma earnings per share prior to October 1, 2005 were calculated using pro forma guidance under SFAS 123.

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

Reorganization and Acquisition-Related Integration Costs

Reorganization and acquisition-related integration costs include costs associated with exit or disposal activities, which do not meet the criteria of discontinued operations, including costs for employee and lease terminations, facility closing or other exit activities. Additionally, these costs include expenses directly related to integrating and reorganizing acquired businesses and include items such as employee retention costs, recruiting costs, certain moving costs, certain duplicative costs during integration and asset impairments.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Certain provisions of SFAS 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis became effective for the Company on January 1, 2008 and are being applied prospectively. These provisions of SFAS 157 are not expected to have any impact on the Company’s consolidated financial statements. The provisions of SFAS 157 related to other nonfinancial assets and liabilities will be effective for the Company on January 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact the provisions of SFAS 157 will have on the Company’s consolidated financial statements as it relates to other nonfinancial assets and liabilities.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 155” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also established presentation and disclosure requirements designed to facilitate comparisons that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. SFAS 159 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

On December 4, 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will significantly change the financial accounting and reporting for business combinations. The provisions of SFAS 141(R) in part include requirements to recognize, with certain exceptions, 100 percent of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity: measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; expense, as incurred, acquisition-related transaction costs; capitalize acquisition-related restructuring costs only if the appropriate accounting criteria are met as of the acquisition date; and recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. SFAS 141(R) will also require any adjustments related to pre-existing tax contingencies for prior acquisitions to be recorded in the income statement. SFAS 141(R) is generally effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 will significantly change the financial accounting and reporting for noncontrolling (or minority) interests in consolidated financial statements. The provisions of SFAS 160 in part; establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary; clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements; establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation; requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated; and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently assessing the impact of SFAS 160 on its consolidated financial position and results of operations.

2. Adoption of New Accounting Pronouncements

In December 2004, the FASB issued SFAS 123r, which requires companies to expense the value of share based payment awards. Under SFAS 123r, share-based payment awards result in compensation cost that will be measured at fair value on the grant date of the awards, based on the estimated number of awards expected to vest, and is recognized over the requisite service periods. Compensation cost for stock options that vest would not be reversed if the awards expire without being exercised, and compensation cost would not be reversed for awards where service periods have been rendered but market or performance criterion are not met. The Company adopted SFAS 123r effective October 1, 2005 using the modified prospective transition method for all unvested and outstanding share awards as of the date of adoption, and as such, the Company’s consolidated financial statements for the three months ended December 31, 2005 reflect the impact of SFAS 123r. Under this method, the Company did not restate its financial statements for prior periods to reflect compensation cost under SFAS 123r. During the three months ended December 31, 2005, the Company recorded compensation costs related to this pronouncement, which included the effects of any grants made during the quarter, of approximately $31.8. The impact of this cumulative effect of change in accounting principle, net of taxes, was $0.1 attributable to estimated forfeitures on restricted stock awards for prior periods.

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

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instrument—an amendment of FASB No. 133 and 140” (“SFAS 155”). SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement in 2007 had no material impact on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 is effective for fiscal years beginning after September 15, 2006. The adoption of this statement in 2007 had no material impact on the Company’s financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. The effect of the adoption of the FIN 48 is disclosed in Note 12.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Among other items, SFAS 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. The effect of the adoption of the recognition and disclosure provisions of SFAS 158 is disclosed in Note 15. The measurement date provisions of SFAS 158 require the measurement of defined benefit plan assets and obligations as of the date of the Company’s fiscal year-end statement of financial position. These provisions are effective for fiscal years ending after December 15, 2008 with earlier application permitted. The Company expects to adopt the measurement date provisions of SFAS 158 for the year ending December 31, 2008 and expects to use the second transition approach as defined by SFAS 158. This transition approach allows the Company to estimate the effects of the change by using of the measurements to be determined as September 30, 2007 and that will be used for the year ended December 31, 2007. The Company does not expect the adoption of the measurement date provisions of SFAS 158 to have a material affect on the Company’s consolidated statement of financial position.

3. Acquisitions

2007 Activity

On April 6, 2007 the Company acquired Pure Fishing, a leading global provider of fishing equipment marketed under well-known fishing brands including Abu-Garcia®, Berkley®, Fenwick®, Gulp!®, Mitchell®, Stren® and Trilene®. The consideration consisted of $300 in cash, a $100 five year subordinated note with a 2% coupon and a warrant exercisable into approximately 2.2 million shares of Jarden common stock with an initial exercise price of $45.32 per share (subject to adjustment as provided therein). The purchase price includes the fair value of the Note at the date of acquisition of approximately $94. In addition to the upfront purchase price, a contingent purchase price payment of up to $50 based on the future financial performance of the acquired business may be paid and at December 31, 2007, $25 of this amount is accrued for payment in 2008. The Pure Fishing acquisition is consistent with the Company’s strategy of purchasing leading, niche consumer-oriented brands with attractive cash flows and strong management.

On August 8, 2007 the Company acquired all the outstanding shares of K2, a leading provider of branded consumer products in the global sports equipment market in exchange for consideration $10.85 in cash per share of K2 common stock and 0.1118 of a share of Jarden common stock for each share of K2 common stock issued and outstanding. The total value of the transaction, including debt assumed, was approximately $1.2 billion. The aggregate consideration to the K2 shareholders was approximately $701 and was comprised of a cash payment of approximately $517 and the issuance of approximately 5.3 million common shares of the Company with a fair value of approximately $184. The cash and Jarden common stock issued in the transaction had a combined value of $14.72 per K2 share, which was calculated using the average of the closing stock price of a share of Jarden common stock on the New York Stock Exchange (“NYSE”) during the five-day trading period ending two trading days after the date that the number of shares of Jarden common stock to be received by K2 stockholders was finalized, which was August 6, 2007. The total purchase price of $777, which is net of cash acquired, also includes: the purchase of K2 share-based awards for $22.7, the Company’s investment in K2 prior to the acquisition of $31.1, debt make-whole premiums of $15.4 and other fees and consideration totaling $20.1. In connection with the Acquisition the Company repaid certain of K2’s debt, including accrued interest and the aforementioned make-whole premiums for approximately $341. The Acquisition was recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed based on their estimated fair values at the date of Acquisition. The excess of the cost of the Acquisition over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. Based on the Company’s preliminary independent valuation, which is subject to further refinement, the purchase price is allocated as follows:

Preliminary Values Assigned (in millions):
Accounts receivable	$317.2
Inventories	514.4
Current deferred tax asset	17.4
Other current assets	31.5
Property, plant and equipment	146.1
Intangible assets	240.0
Goodwill	221.9
Other assets	11.8
Other current liabilities	(251.1)
Long-term debt	(401.8)
Other liabilities	(25.8)
Non-current deferred tax liability	(44.8)

Total purchase price, net of cash acquired	$776.8

2006 Activity

During 2006, the Company completed four tuck-in acquisitions, three in the Branded Consumables segment and one in the Consumer Solutions segment.

2005 Activity

On July 18, 2005, the Company completed the acquisition of The Holmes Group, Inc. (“Holmes” or the “THG Acquisition”) for approximately $420 in cash and 6.15 million shares of the Company’s common stock. Holmes is a leading manufacturer and distributor of select home environment and small kitchen electrics under well-recognized consumer brands, including Bionaire®, Crock-Pot®, Holmes®, Patton®, Rival®, Seal-a-Meal® and White Mountain®. The aggregate purchase price was approximately $680, including transaction expenses. The cash portion of the THG Acquisition purchase price was financed via the issuance of an additional $380 of term debt under the Senior Credit Facility discussed below (also see Note 9), cash on hand and revolver borrowings.

On January 24, 2005, the Company completed the acquisition of American Household, Inc. (“AHI” or the “AHI Acquisition”), a privately held company, for approximately $746 for 100% of its equity and the repayment of approximately $100 of indebtedness. AHI is the parent of The Coleman Company, Inc. (“Coleman”) and Sunbeam Products, Inc. (now known as “Consumer Solutions” or “JCS”), leading producers of global consumer products through brands such as BRK®, Campingaz®, Coleman® , First Alert® , Health o meter® , Mr. Coffee®, Oster® and Sunbeam®. Of the equity portion of the purchase price, $40 was held back by the Company to cover potential indemnification claims against the sellers of AHI and has not been accrued as a liability or considered part of the purchase price since the outcome of this contingency remains uncertain.

The Company financed the AHI Acquisition via the issuance of $350 of equity securities (see Note 13) and a new $1.05 billion senior credit facility (“Senior Credit Facility”) (see Note 9).

The AHI Acquisition and THG Acquisition represent significant elements in advancing the Company’s strategy of acquiring branded consumer products businesses with leading market positions.

During 2005, the Company completed three tuck-in acquisitions within the Branded Consumables segment.

Pro forma financial information

The aggregate value of the Pure Fishing and tuck-in acquisitions did not have a material effect on the Company’s results of operations in 2007, 2006 or 2005 and are therefore not included in the unaudited pro forma financial information presented herein.

The following unaudited pro forma financial information for the years ended December 31, 2007 and 2006 presents the combined results of operations of the Company and K2 as if the Acquisition had occurred at January 1, 2007 and 2006. The historical results of the Company for the year ended December 31, 2007 include the results of K2 from the Acquisition Date. The pro forma results presented below for the year ended December 31, 2007 combine the results of the Company for the year ended December 31, 2007 and the historical results of K2 from January 1, 2007 through the Acquisition Date. The pro forma results for the year ended December 31, 2006 combine the historical results of the Company and K2 for the year ended December 31, 2006. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the Acquisition been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at a statutory tax rate of 39.5%.

	Years ended December 31,
	2007	2006
	(in millions)
Net sales	$5,468.7	$5,240.9
Net income	4.6	58.0
Earnings per share:
Basic	$0.06	$0.82
Diluted	$0.06	$0.81

The unaudited pro forma financial information for 2007 and 2006 include $6.8, for the amortization of purchased intangibles from the Acquisition based on the preliminary purchase price allocation. The unaudited pro forma financial information also includes the following non-recurring charges related to the Acquisition: charges for the fair market value adjustment for manufacturer’s profit in inventory and other transaction costs of $99.3 in 2007 and $10.4 in 2006, respectively.

4. Inventories

Inventories are stated at the lower-of-cost-or-market with cost being determined principally by the first-in, first-out method (“FIFO”), and are comprised of the following at December 31, 2007 and 2006 (in millions):

	2007	2006
Raw materials and supplies	$203.5	$141.8
Work-in-process	61.5	30.5
Finished goods	861.2	486.9

Total inventories	$1,126.2	$659.2

5. Property, Plant and Equipment

Property, plant and equipment, net, consist of the following at December 31, 2007 and 2006 (in millions):

	2007	2006
Land	$32.0	$25.2
Buildings	168.2	122.4
Machinery and equipment	642.7	443.3

	842.9	590.9
Less: Accumulated depreciation	(332.0)	(245.1)

Total property, plant and equipment, net	$510.9	$345.8

At December 31, 2006, assets held under capital leases amounted to $25.8 and are included in “Machinery and equipment” and “Buildings”. At December 31, 2007, there were no assets held under capital leases.

Depreciation of property, plant and equipment for 2007, 2006 and 2005 was $85.0, $62.9 and $56.1, respectively.

6. Goodwill and Intangibles

Goodwill at December 31, 2007 and 2006 is as follows (in millions):

	Net Book Value at January 1, 2007	Acquisitions	Foreign Exchange and Other Adjustments	Net Book Value at December 31, 2007
Goodwill
Branded Consumables	$497.8	$—	$(1.5)	$496.3
Consumer Solutions	489.7	—	(5.5)	484.2
Outdoor Solutions	236.2	417.2	(23.1)	630.3

	$1,223.7	$417.2	$(30.1)	$1,610.8

The decrease in goodwill in Consumer Solutions and Outdoor Solution primarily relates to the recognition of pre-acquisition tax contingencies upon the adoption of FIN 48. The adjustment to goodwill in Branded Consumables relates to the recognition of pre-acquisition tax contingencies upon the adoption FIN 48, impairment charges ($2.9), and the finalization of purchase price allocation, offset by payments for contingent consideration.

	Net Book Value at January 1, 2006	Acquisitions	Foreign Exchange and Other Adjustments	Net Book Value at December 31, 2006
Goodwill
Branded Consumables	$437.9	$48.8	$11.1	$497.8
Consumer Solutions	588.3	4.2	(102.8)	489.7
Outdoor Solutions	237.0	—	(0.8)	236.2

	$1,263.2	$53.0	$(92.5)	$1,223.7

The $102.8 decrease in the Consumer Solutions goodwill primarily relates to finalizing the purchase price allocation related to the Holmes acquisition. Goodwill was decreased when the customer relationships and brand names valuations attributable to Holmes were finalized increasing the value of intangible assets and decreasing the preliminary goodwill value. The $11.1 increase in the Branded Consumables goodwill primarily relates to an accrual for contingent consideration of approximately $10 attributable to a prior acquisition.

Intangibles at December 31, 2007 and 2006 were as follows (in millions):

	Gross Carrying Amount At January 1, 2007	Additions During the Year	Accumulated Amortization and Foreign Exchange	Net Book Value at December 31, 2007	Amortization Periods (years)
Intangibles
Patents	$0.1	$—	$—	$0.1	30
Non-compete agreements	1.7	—	(1.4)	0.3	3-5
Manufacturing process and expertise	6.5	25.5	(8.3)	23.7	3-7
Brand names	1.9	2.4	(0.5)	3.8	4-10
Customer relationships and distributor channels	115.6	30.6	(8.9)	137.3	10-25
Trademarks and tradenames	585.8	374.6	1.0	961.4	indefinite

	$711.6	$433.1	$(18.1)	$1,126.6

	Gross Carrying Amount At January 1, 2006	Additions During the Year	Accumulated Amortization and Foreign Exchange	Net Book Value at December 31, 2006	Amortization Periods (years)
Intangibles
Patents	$0.1	$—	$—	$0.1	30
Non-compete agreements	1.3	0.4	(1.3)	0.4	3-5
Manufacturing process and expertise	6.5	—	(4.2)	2.3	7
Brand names	—	1.9	(0.1)	1.8	10
Customer relationships and distributor channels	—	115.6	(2.3)	113.3	10-25
Trademarks and tradenames	427.7	158.1	0.5	586.3	indefinite

	$435.6	$276.0	$(7.4)	$704.2

The estimated future amortization expense related to amortizable intangible assets at December 31, 2007 is as follows (in millions):

Year	Amount
2008	$15.8
2009	15.2
2010	14.8
2011	12.9
2012	8.7
2013 and thereafter	97.8

Amortization of intangibles for 2007, 2006 and 2005 was $11.4, $3.5 and $1.5, respectively. At December 31, 2007, approximately $1.8 billion of the goodwill and other intangible assets recorded by the Company is not deductible for income tax purposes. Such amount is subject to change based upon purchase accounting adjustments that may be made within the allocation period.

7. Other Current Liabilities

Other current liabilities are comprised of the following at December 31, 2007 and 2006 (in millions):

	2007	2006
Cooperative advertising, customer rebates and allowances	$79.2	$89.1
Warranty and product liability reserves	98.1	88.6
Accrued environmental and other litigation	10.2	17.2
Deferred consideration for acquisitions	26.0	29.4
Other	174.3	67.0

Total other current liabilities	$387.8	$291.3

8. Warranty Reserve

	2007	2006
	(in millions)
Warranty reserve at January 1,	$78.1	$59.9
Acquisitions and other adjustments	13.0	17.7
Provision for warranties issued	132.2	112.6
Warranty claims paid	(134.5)	(112.1)

Warranty reserve at December 31,	$88.8	$78.1

Allocation in the consolidated balance sheets:
Other current liabilities	78.2	66.9
Other non-current liabilities	10.6	11.2

	$88.8	$78.1

9. Debt

Debt is comprised of the following at December 31, 2007 and 2006 (in millions):

	2007	2006
Senior Credit Facility Term Loans	$1,664.0	$1,177.5
7 1/2% Senior Subordinated Notes due 2017	650.0	—
Securitization Facility due 2008	250.0	—
9 3/4% Senior Subordinated Notes	—	179.9
2% Subordinated Note due 2012	94.9	—
5% Convertible Debentures due 2010	12.4	—
Non-U.S. borrowings	68.0	58.2
Other (primarily capital leases)	8.0	25.4

Total debt	2,747.3	1,441.0

Less: current portion	(297.8)	(19.2)

Total long-term debt	$2,449.5	$1,421.8

In connection with the Acquisition, the Company incurred approximately $891 of additional debt from its Senior Credit Facility and its Securitization Facility, increased its revolving loan commitment by $25 to a total of $225 and amended the Securitization Facility to include additional domestic entities. The additional debt is primarily comprised of the following: an incremental term loan (Term Loan B3) of $700 that matures in 2012 and bears interest at LIBOR plus 250 basis points; and $185 under the Securitization Facility.

During February 2007, the Company completed a registered public offering for $650 aggregate principal amount of 7 1/2% Senior Subordinated Notes due 2017 (the “Senior Notes”) and received approximately $637 of net proceeds. Of these proceeds, approximately $195 was used to purchase the entire principal amount outstanding of the Company’s 9 3/4% Senior Subordinated Notes due 2012 (the “Senior Subordinated Notes”) plus the tender premium and accrued interest. As a result of the purchase of Senior Subordinated Notes, during 2007 the Company recorded a $15.3 loss on the extinguishment of debt. This loss is primarily comprised of a $10.1 tender premium; a loss of $4.5 related to the termination of $105 notional amount of interest rate swaps that were designated as fair value hedges against the Senior Subordinated Notes; the write off of $3.7 of deferred debt issuance costs; and the recognition of $3.7 of deferred gains that resulted from previously terminated interest rate swaps. At December 31, 2007 the fair value of the Senior Notes was approximately $553.

The $100 Subordinated Note (the “Note”) maturing March 31, 2012 issued in connection with the Pure Fishing acquisition bears annual interest at 2.0% and is payable monthly. The fair value of the Note at December 31, 2007 is approximately $85. The Note is not prepayable at the Company’s option. The holder of the Note has the option to require redemption of the Note if after one year from issuance the closing price of Jarden’s common stock exceeds $45.32 per share for a period of three consecutive trading days.

In connection with the Acquisition, the Company assumed K2’s 5% Convertible Debentures due June 2010 (the “Debentures”). The Debentures can be called by the Company at a stipulated premium beginning in June 2008. Upon conversion, the holders of the Debentures are entitled to receive the same merger consideration as received by the K2 shareholders as a result of the Acquisition (see Note 3). At December 31, 2007, the unamortized premium was approximately $0.3 and the Debentures are convertible into approximately 0.1 million shares of Jarden common stock and approximately $10 in cash.

Senior Credit Facility

Effective February 13, 2007, the Company amended its Senior Credit Facility (the “Facility”) to, among other things: allow for the aforementioned purchase of the Senior Subordinated Notes; reduce applicable margins on term and revolver borrowings; add the ability of the Company to enter into additional incremental term loans not to exceed $750 (of which $50 is available at December 31, 2007); allow the Company to increase its revolving loan commitments in an aggregate principal amount not to exceed $150; appoint a new administrative agent; and modify certain of its restrictive and financial covenants. Subsequent to this amendment, during February, 2007, the Company voluntarily prepaid $200 on its principal outstanding under the Term Loan portion of the Facility. At December 31, 2007, the weighted average interest rate on the Facility was 6.9%, which is based on three-month LIBOR plus an applicable margin. The Facility consists of Term Loans, which mature in 2012, and a revolving credit facility with an aggregate commitment of $225, which matures in 2010. At December 31, 2007, the amount available under the Facility was $190 after deducting $35 of outstanding letters of credit. At December 31, 2007, the annual commitment fee on unused balances was 0.375%.

In 2005 the Facility replaced a previous credit facility and as a result the Company recorded a loss on early extinguishment of debt for the write-off of approximately $6.1 of deferred debt issuance costs.

The Facility and the Foreign Senior Debt contain certain restrictions on the conduct of the Company’s business, including, among other restrictions, generally on: incurring debt; disposing of certain assets; making investments; exceeding certain agreed upon capital expenditures; creating or suffering liens; completing certain mergers; consolidations and sales of assets and with permitted exceptions; acquisitions; declaring dividends; redeeming or prepaying other debt; and certain transactions with affiliates. The Facility and the Foreign Senior Debt also include financial covenants that require the Company to maintain certain leverage and fixed charge ratios and a minimum net worth. On February 13, 2007, as a result of amending the Facility, in part to allow for the paydown of the Senior Subordinated Notes in its entirety, certain restrictive and financial covenants were also modified.

Securitization Facility

On August 28, 2006, the Company completed a $250 receivables purchase agreement, which is subject to annual renewal, bears interest at a margin over the commercial paper rate and is accounted for as a borrowing. Under this agreement, substantially all of the Company’s Outdoor Solutions and Consumer Solutions accounts receivable are sold to a special purpose entity, Jarden Receivables, LLC (“JRLLC”), which is a wholly-owned consolidated subsidiary of the Company. JRLLC funds these purchases with borrowings under a loan agreement, secured by the accounts receivable. There is no recourse to the Company for the unpaid portion of any loans under this loan agreement. The securitization facility is reflected as a short-term borrowing on the Company’s balance sheet because the term of the loan agreement, subject to annual renewals, runs until August, 2008. The facility is drawn upon and repaid as needed to fund general corporate purposes. In contemplation of this securitization transaction, the Company executed an amendment to its Senior Credit Facility, dated August 23, 2006, which permitted the securitization facility, among other things.

In connection with the Acquisition, additional subsidiaries of the Company under the Branded Consumables segment, as well as K2 began to sell their respective receivables to JRLLC. As of December 31, 2007 the Company’s securitization facility was fully utilized with outstanding borrowings totaling $250 including the $185 borrowed in connection with the Acquisition. The Company is required to pay commitment fees of 0.25% per annum on any unused balance of the $250 securitization facility.

Non-U.S. Borrowings

As of December 31, 2007 and 2006, non-U.S. borrowings consisted of the Foreign Senior Debt of $33.9 and $51.4, respectively; and amounts borrowed under various foreign credit lines and facilities totaling $34.1 and $6.8, respectively. Certain of these foreign credit lines are secured by certain non-U.S. subsidiaries’ inventory and/or accounts receivable. At December 31, 2007, the aggregate amount available under these foreign lines of credit totaled approximately $59.

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

Debt Covenants

The Company was not in default of any of its debt covenants as of December 31, 2007.

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

The Company’s obligations under the Facility and the Senior Notes are guaranteed, on a joint and several basis, by certain of its domestic subsidiaries, all of which are directly or indirectly 100% owned by the Company (See Note 19). The obligations under the Foreign Senior Debt are guaranteed by the Company and certain of its foreign subsidiaries which are directly or indirectly 100% owned by the Company.

The Company’s debt maturities, including capital leases, securitization facility and other short-term debt for the five years following December 31, 2007 and thereafter are as follows (in millions):

Years Ending December 31,	Amount
2008	$297.8
2009	23.3
2010	18.7
2011	1,238.9
2012	516.8
Thereafter	656.9

Total principal payments	2,752.4
Net discount and other	(5.1)

Total	$2,747.3

Unless otherwise stated, at December 31, 2007 and 2006, the carrying value of debt approximates its fair value.

At December 31, 2007 and 2006, unamortized deferred debt issue costs were $32.8 and $22.1, respectively. These costs are included in “Other assets” on the Consolidated Balance Sheets and are being amortized over the respective terms of the underlying debt.

10. Derivative Financial Instruments

The fair value and notional amounts of derivative financial instruments at December 31, 2007 and 2006, are presented below (in millions):

	Notional Amount	Fair Value Asset (Liability)	Weighed Average Maturity (years)
December 31, 2007
Cash flow hedges:
Interest rate swaps	$925.0	$(16.0)	1.6
Forward foreign exchange rate contracts	265.0	(4.9)	0.6
Fair value hedges:
Cross-currency swaps	27.9	(6.0)	4.1
Derivatives not designated as effective hedges:
Interest rate swaps	100.0	(0.5)	1.2
Forward foreign exchange rate contracts	21.6	(0.7)	0.3

	Notional Amount	Fair Value Asset (Liability)	Weighed Average Maturity (years)
December 31, 2006
Cash flow hedges:
Interest rate swaps	$725.0	$(1.1)	2.0
Forward foreign exchange rate contracts	177.7	0.7	0.5
Fair value hedges:
Interest rate swaps	105.0	(4.1)	5.3
Cross-currency swaps	41.8	(0.7)	5.1

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

At December 31, 2007, the interest rate on approximately 65% of the Company’s debt was fixed by either the nature of the obligation or through interest rate swap contracts.

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

Fair Value Hedges

The cross-currency swap exchange the variable interest rate bases of the U.S. dollar balance (3-month U.S. LIBOR plus a spread of 175 basis points) and the equivalent Canadian dollar balance (3-month CAD BA plus a spread of 192 basis points). This swap instrument is designated as a fair value hedge of certain U.S. dollar-based debt of a Canadian subsidiary. The fair market value of this cross-currency interest rate swap is included as a long-term asset or liability in the Consolidated Balance Sheet, with a corresponding offset to long-term debt.

Cash Flow Hedges

As a result of the Pure Fishing acquisition, the Company became a counterparty to an additional $100 notional amount in swap agreements that exchange variable interest rates (LIBOR) for fixed rates of interest over the term of the agreements. At December 31, 2007, the weighted average fixed rate of interest of these swaps was 3.95%. These swaps are not designated as effective hedges. Fair market value gains or losses are included in the results of operations.

Aside from the contracts acquired in connection with the Pure Fishing acquisition, at December 31, 2007, the Company had $925 of notional amount outstanding in swap agreements that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements. The Company has designated these swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. At December 31, 2007, the weighted average fixed rate of interest on these swaps was 5.0%. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income. There was no ineffectiveness recognized at December 31, 2007 or 2006.

At December 31, 2007, unamortized deferred gains resulting from the termination of certain cash flow was approximately $11.8. These deferred gains are being amortized over the remaining life of the terminated swaps as a credit to interest expense. Approximately $5.2 of these deferred gains are expected to be amortized to interest expense for the year ending December 31, 2008.

The interest rate differential received or paid on both the cash flow and fair value hedges is recognized as an adjustment to interest expense.

Forward Foreign Currency Contracts

The Company uses forward foreign currency contracts (“foreign currency contacts”) to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of accumulated other comprehensive income and are recognized in earnings at the same time that the hedged item affects earnings and are included in the same caption in the statement of operations as the underlying hedged item. At December 31, 2007, the Company had approximately $265 notional amount of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases and sales. For 2007, 2006 and 2005, deferred net (losses) / gains of ($3.6), ($1.1) and $0.3, respectively, were reclassified from accumulated other comprehensive income and recognized in earnings. As of December 31, 2007, the deferred net losses of $8.6 within accumulated other comprehensive income are primarily expected to be reclassified to earnings during 2008.

At December 31, 2007, the Company had outstanding approximately $12.1 notional amount of foreign currency contracts that were acquired in connection with the acquisitions of K2 and Pure Fishing. These foreign currency contracts, which are not designated as effective hedges, have maturity dates through 2008. Fair market value gains or losses are included in the results of operations. The fair market value of these foreign currency contracts was a liability of $0.7 at December 31, 2007. Additionally, the Company is a counterparty to $9.5 million notional amount of foreign currency contracts that are not designated as effective hedges. These contracts all mature in 2008. At December 31, 2007, the fair value of these contracts was not significant.

11. Commitments and Contingencies

Operating Leases

The Company conducts its operations in various leased facilities under leases that are classified as operating leases for financial statement purposes. Certain leases provide for payment of real estate taxes, common area maintenance, insurance and certain other expenses. Lease terms may have escalating rent provisions and rent holidays which are expensed on a straight line basis over the term of the lease, and expire at various dates through 2021. Also, certain equipment used in Company operations is leased under operating leases. Operating lease commitments at December 31, 2007 are as follows (in millions):

Years Ended December 31,	Amount
2008	$55.2
2009	41.3
2010	34.2
2011	27.0
2012	21.5
2013 and thereafter	88.6

Total	$267.8

The fixed operating lease commitments detailed above assume that the Company continues the leases through their initial lease terms. Rent expense, including equipment rentals, was $72, $53.2 and $41.3 for 2007, 2006 and 2005, respectively.

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

In addition to ongoing environmental compliance at its operations, the Company also is actively engaged in environmental remediation activities, the majority of which relate to divested operations and sites. The Company or various of its subsidiaries have been identified by the EPA or a state environmental agency as a PRP pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law at various sites (collectively, the “Environmental Sites”). The Company has established reserves to cover the anticipated probable costs of investigation and remediation, based upon periodic reviews of all sites for which they have, or may have, remediation responsibility. The Company accrues environmental investigation and remediation costs when it is probable that a liability has been incurred, the amount of the liability can be reasonably estimated and their responsibility for the liability is established. Generally, the timing of these accruals coincides with the earlier of formal commitment to an investigation plan, completion of a feasibility study or a commitment to a formal plan of action. The Company accrues its best estimate of investigation and remediation costs based upon facts known at such dates and because of the inherent difficulties in estimating the ultimate amount of environmental costs, which are further described below, these estimates may materially change in the future as a result of the uncertainties described below. Estimated costs, which are based upon experience with similar sites and technical evaluations, are judgmental in nature and are recorded at discounted amounts without considering the impact of inflation and are adjusted periodically to reflect changes in applicable laws or regulations, changes in available technologies and receipt by the Company of new information. It is difficult to estimate the ultimate level of future environmental expenditures due to a number of uncertainties surrounding environmental liabilities. These uncertainties include the applicability of laws and regulations, changes in environmental remediation requirements, the enactment of additional regulations, uncertainties surrounding remediation procedures including the development of new technology, the identification of new sites for which the Company and various of its subsidiaries could be a PRP, information relating to the exact nature and extent of the contamination at each Environmental Site and the extent of required cleanup efforts, the uncertainties with respect to the ultimate outcome of issues which may be actively contested and the varying costs of alternative remediation strategies.

Due to the uncertainty described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of December 31, 2007.

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

The lead plaintiffs filed an amended consolidated complaint on August 25, 2006 naming the Company, Consumer Solutions and certain officers of the Company as defendants (collectively “Defendants”) and containing substantially the same allegations as in the initial complaints. On October 20, 2006, Defendants filed a motion to dismiss the consolidated amended complaint. On May 31, 2007, the Court issued an opinion denying Defendants’ motion to dismiss. On July 3, 2007, Defendants filed a Motion for Reconsideration of the order denying Defendants’ motion to dismiss. On September 5, 2007, the court granted Defendants’ motion for reconsideration, but reaffirmed its May 31, 2007 denial of Defendants’ motion to dismiss. Defendants answered the amended consolidated complaint on July 10, 2007. On September 10, 2007, Plaintiffs moved for class certification. That motion has been fully briefed and the Court held oral argument on January 11, 2008. The Court has not yet issued a decision.

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

Sale of K2 Inc. to Jarden Corporation

City of Roseville Employees’ Retirement System v. K2 Inc., et al.

This case was filed on May 4, 2007 by a shareholder of K2 on behalf of itself and a putative class of shareholders against K2 and the members of its Board of Directors seeking to enjoin the merger transaction (the “Merger”) between K2 and a wholly owned subsidiary of the Company on the purported grounds that the members of the Board of Directors of K2 allegedly breached fiduciary duties to the K2 shareholders in connection with the negotiation and structure of the Merger as well as the disclosures made by K2 to shareholders in its proxy. On July 30, 2007, K2 announced that it and the City of Roseville Employees’ Retirement System agreed to a settlement in principle of the pending litigation pursuant to which K2 made certain disclosures regarding the transaction in its proxy materials sent to shareholders and reports filed with the SEC and amended the merger agreement to reduce from $27.5 million to$24 million the termination fee that would have been payable by K2 to the Company under certain circumstances in the event that the merger agreement had been terminated. The settlement includes full releases of all the defendants as well as the Company. The settlement was approved preliminarily by the California Superior Court on February 8, 2008 and a hearing on final approval is scheduled for April 9, 2008. A companion case brought by Steamfitters Local 449 Pension & Retirement Security Funds has been dismissed.

Other

In connection with the sale of its Anthony Pools Division, K2 received certain distributions in 1997 and 1998 from a corporation in which it held a minority interest. On March 30, 2007, K2 received a notice of liability from the Internal Revenue Service asserting transferee liability for federal income taxes of this corporation totaling $16.5 million. K2 has contested the notice of liability by filing a petition in United States Tax Court and intends to defend itself, by among other things, seeking contribution from other shareholders of this corporation. At this time, K2 is continuing to gather information related to this matter.

12. Taxes on Income

The components of the provision for income taxes attributable to continuing operations were as follows (in millions):

	Years Ended December 31,
	2007	2006	2005
Current income tax expense:
U.S. federal	$5.6	$3.4	$10.0
Foreign	49.2	34.0	22.6
State and local	1.1	2.6	1.9

Total	55.9	40.0	34.5

Deferred income tax expense (benefit):
U.S. federal	(11.2)	37.2	(1.2)
State, local and other, net of federal tax benefit	(2.9)	5.0	(0.2)
Foreign	(3.3)	(0.2)	1.9

Total	(17.4)	42.0	0.5

Total income tax provision	$38.5	$82.0	$35.0

The difference between the federal statutory income tax rate and the Company’s reported income tax rate as a percentage of income from continuing operations is reconciled as follows:

	Years Ended December 31,
	2007	2006	2005
Federal statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rates resulting from:
State and local taxes, net	(4.6)	1.7	0.9
Foreign rate differences	(6.8)	(1.4)	(3.0)
Internal restructuring of domestic legal entities	—	7.2	—
Non-deductible compensation	6.6	1.0	1.6
Foreign earnings not permanently reinvested	18.0	—	—
IRS audit settlements	7.0	—	—
Other	2.5	0.1	2.0

Reported income tax rate	57.7%	43.6%	36.5%

Foreign pre-tax income was approximately $144, $109, and $77 for 2007, 2006, and 2005, respectively.

Deferred tax (liabilities) assets are comprised of the following (in millions):

	As of December 31,
	2007	2006
Property and equipment	$—	$(3.2)
Intangibles	(374.6)	(207.1)
Goodwill	(78.2)	(68.9)
Financial reporting amount of a subsidiary in excess of tax basis	(72.5)	(72.5)
Foreign earnings not permanently reinvested	(9.6)	—
Other	(18.0)	(3.3)

Gross deferred tax liabilities	(552.9)	(355.0)

Net operating loss	138.9	89.4
Accounts receivable allowances	16.7	7.2
Inventory valuation	36.0	23.2
Pension and postretirement	24.3	31.3
Stock-based compensation	14.5	14.1
Other compensation and benefits	13.2	5.4
Operating reserves	95.1	78.1
Property and equipment	11.1	—
Other	44.1	24.0

Gross deferred tax assets	393.9	272.7

Valuation allowance	(35.7)	(28.8)

Net deferred tax liability	$(194.7)	$(111.1)

In 2006, the Company internally reorganized its Consumer Solutions segment, which resulted in a $13.6 tax charge.

The Company continually reviews the adequacy of the valuation allowance. A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that a deferred tax asset will not be realized. This assessment is based on an evaluation of the level of historical taxable income and projections for future taxable income. During 2007, the Company’s valuation allowance increased by $6.9 principally due to pre-acquisition operating losses for which a valuation allowance is required. The portion of the valuation allowance for which subsequently recognized tax benefits will be allocated to reduce goodwill or non-current intangible assets is $32.6.

At December 31, 2007, the Company had net operating losses (“NOLs”) of approximately $1.2 billion for domestic tax purposes. Of this amount, $1.05 billion were acquired through acquisitions, of which approximately $849 are not reflected on the financial statements. Additionally, $1.05 billion of these domestic NOLs are subject to varying limitations on their use under Section 382 of the Internal Revenue Code.

The Company has also accumulated or acquired through acquisition approximately $106 of foreign NOLs. Of the total foreign NOLs, approximately $7 will expire in years ending December 31, 2008 through 2010. Of the remaining foreign NOLs, approximately $6 will expire in years subsequent to 2010, and approximately $93 have an unlimited life.

The Internal Revenue Service (“IRS”) audit of the Company’s federal income tax returns for its fiscal years ended December 31, 2003 and 2004 was closed in the fourth quarter of 2007. Adjustments have been fully recorded in the Company’s tax contingency account. Additionally, IRS audits of two of the Company’s acquired subsidiaries for tax years prior to the Company’s acquisition of those subsidiaries, were also closed in 2007 with no resulting adjustments by the IRS. The IRS is currently examining two of the Company’s subsidiaries for periods prior to their acquisition by the Company. The years being audited for pre-acquisition periods include fiscal tax years ended December 31, 2004 and January 24, 2005 for one subsidiary, and tax years ending December 31, 2001 through December 31, 2004 for the other subsidiary. The Company and/or its subsidiaries are also subject to state and foreign income tax audits. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations.

On October 22, 2004, the American Jobs Creation Act of 2004 (“Act”) was signed into law. The Act created a special one-time dividends received deduction on the repatriation of certain foreign earnings to a United States taxpayer, provided certain criteria are met. The Act provides for a special 85% dividends received deduction of certain foreign earnings that are repatriated (as defined in the Act) prior to December 31, 2005. In December of 2005, the Company distributed cash from its foreign subsidiaries and reported an extraordinary dividend of approximately $114. The total effect on income tax expense in 2005 for amounts repatriated under the Act is approximately $1. In addition, the tax effect of such repatriation increased goodwill by approximately $5.6.

Generally, the Company’s intends to indefinitely reinvest undistributed earnings of certain of its foreign subsidiaries outside the United States. As a result the Company has not provided for U.S. income taxes on undistributed foreign earnings of approximately $523 at December 31, 2007. The Company intends to permanently reinvest these earnings in the future growth of its foreign businesses under the guidance provided in APB Opinion No. 23, “Accounting for Income Taxes—Special Areas”. Determination of the amount of unrecognized deferred U.S. income liability is not practicable because of the complexities associated with its hypothetical calculation. In 2007, the Company recorded a $9.7 deferred tax charge related to profits that were deemed not to be permanently reinvested outside of the United States.

Effective January 1, 2007, the Company adopted the provisions of FIN 48. As a result, the Company now applies a more-likely-than-not recognition threshold for all tax uncertainties. The Company measures and recognizes a benefit for tax positions that meet the more-likely-than-not recognition threshold. For tax uncertainties that have a greater than 50% likelihood of being sustained upon examination, the benefit is measured based upon the likely amount to be realized upon ultimate settlement. As a result of the adoption of FIN 48 the Company recognized a $0.6 decrease in retained earnings as of January 1, 2007.

The following table sets forth the details and the activity related to unrecognized tax benefit of and for the year ended December 31, 2007 (in millions):

2007
Unrecognized tax benefits, January 1,	$68.0
Increases (decreases from):
Acquisitions	28.9
Tax positions taken during the current period	2.4
Tax positions taken during a prior period	5.8
Settlements with taxing authorities	(9.5)
Other	1.1

Unrecognized tax benefits, December 31,	$96.7

The Company’s gross unrecognized tax benefit at the date of adoption of FIN 48 is approximately $68. This will differ from the amount which would affect the reported tax rate due to the impact of purchase accounting. The amount of gross unrecognized tax benefits at adoption that, if recognized, would affect the reported tax rate are approximately $22, and the amount of gross unrecognized tax benefits at adoption as a result of purchase accounting are approximately $46. The amount of gross unrecognized tax benefits recorded at the date of acquisition of K2 and Pure Fishing were approximately $26 and $3, respectively. During 2007, the Company paid federal income tax of approximately $7 and interest of approximately $3 attributable to a recently agreed upon IRS audit related to the pre-acquisition period of an acquired business. At December 31, 2007, the amount of gross unrecognized tax benefits that, if recognized, would affect the reported tax rate are approximately $31 and the amount of gross unrecognized tax benefits as a result of purchase accounting is approximately $66. The Company is indemnified for approximately $24 of the gross unrecognized tax benefit from the sellers of acquired companies.

The Company conducts business globally and, as a result, the Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. In the normal course of business, the Company or its subsidiaries are subject to examination by tax authorities throughout the world, including such major jurisdictions as Canada, France, Germany, Hong Kong, Japan, Mexico, Venezuela, and the United States. The Company is currently under examination for the income tax filings in various state and foreign jurisdictions.

At December 31, 2007, the Company believes it has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits may significantly change within twelve months with the exception of the following:

•

Potential settlement by a subsidiary in a foreign jurisdiction for issues arising under audit of the years beginning April 1, 1999 through March 31, 2002. Settlement of these issues raised under audit was estimated to be $7.9, all of which has been recorded in the unrecognized tax benefit pursuant to FIN 48.

•	The settlement of issues arising from IRS audits for the 2003 and 2004 tax years at an amount estimated to be $4.5, all of which has been recorded in the unrecognized tax benefit pursuant to FIN 48.

The Company classifies all interest and penalties on uncertain tax positions as income tax expense, which is consistent with the classification in prior years. As of December 31, 2007, the liability for tax-related interest was $8.2. Additionally, the 2007 provision for income taxes includes $2 of tax-related interest.

13. Stockholders’ Equity and Share-Based Awards

The Company maintains the Amended and Restated 2003 Stock Incentive Plan, as amended (the “2003 Plan”), which allows for grants of stock options, restricted stock and short-term cash awards. There were approximately 1.3 million shares available for grant under the 2003 Plan at December 31, 2007.

Stock Options

Prior to 2003, the Company granted stock options to key employees and non-employee directors under the 2001 Stock Option Plan, the 1998 Long-Term Equity Incentive Plan, the 1993 Stock Option Plan and the 1993 and 1996 Stock Option Plans for Non-employee Directors. There are no remaining shares available for grant under any of these plans as of December 31, 2007.

A summary of the Company’s stock option activity in 2007, 2006 and 2005 is as follows (shares in thousands):

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	4,101.2	$17.38	4,695.5	$16.92	4,101.3	$11.52
Granted	—	—	100.0	33.37	1,241.8	30.88
Exercised	(457.4)	18.39	(447.1)	9.94	(434.7)	33.03
Cancelled	(212.6)	23.41	(247.2)	28.54	(212.9)	14.52

Options outstanding, end of year	3,431.2	$16.88	4,101.2	$17.38	4,695.5	$16.92

Options exercisable, end of year	2,484.4	$12.07	2,694.1	$12.74	2,022.1	$9.70

Significant option grants outstanding at December 31, 2007 and related weighted average price and life information is as follows (shares in thousands):

	Options outstanding			Options exercisable
Exercise Price	Number outstanding	Weighted average exercise price	Weighted average remaining life (years)	Number exercisable	Weighted average exercise price
$ 2.43 – $ 8.19	116.9	$5.24	4.13	116.9	$5.24
$ 8.60 – $13.14	1,891.9	9.34	4.67	1,891.9	9.34
$14.30 – $21.40	180.5	18.87	6.09	180.5	18.87
$21.90 – $28.57	345.9	28.11	5.33	295.1	28.11
$29.46 – $37.99	896.0	31.16	4.44	—	—

	3,431.2	$16.88		2,484.4	$12.07

The Company does not use cash to settle any of its options or restricted share awards and when available issues shares from its treasury stock instead of issuing new shares. The total intrinsic value of options exercised for 2007, 2006 and 2005, based upon the average market price during the period, was approximately $9.9, $10.5, and $7.6, respectively.

The weighted average assumptions used to determine the fair value of options granted is as follows:

	2007	2006	2005
Expected volatility	—%	36%	30%
Risk-free interest rates	—%	3.5%	4.0%
Expected life (in years)	—	5.0	6.7

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

A summary of the Company’s restricted share activity for 2007, 2006 and 2005 is as follows (shares in thousands):

	Shares	Weighted average fair value
Outstanding as of December 31, 2004	104.1	$24.54
Granted	2,996.0	32.57
Released	(1,118.3)	32.92
Cancelled	(53.2)	30.31

Outstanding as of December 31, 2005	1,928.6	$32.00
Granted	1,207.4	28.56
Released	(173.8)	30.63
Cancelled	(162.1)	31.98

Outstanding as of December 31, 2006	2,800.1	$30.60
Granted	2,057.7	34.94
Released	(2,470.6)	31.05
Cancelled	(338.5)	31.84

Outstanding as of December 31, 2007	2,048.7	$33.98

For those restricted awards with common stock price thresholds, the weighted average grant date fair values of these awards were $37.34, $21.91 and $32.4 for the years ended December 31, 2007, 2006 and 2005, respectively, based on the following assumptions:

	2007	2006	2005
Expected volatility	36.4%	36.3%	41.8%
Risk-free interest rates	4.6%	3.5%	3.7%
Derived service periods (in years)	0.6	1.5	0.9

For all other restricted share awards the weighted average grant date fair values $33.47, $29.29 and $46.28 for the years ended December 31, 2007, 2006 and 2005, respectively.

During 2007, the Company has granted a total of approximately 2.1 million restricted awards. As part of these awards, in May 2007, the Company’s board of directors approved the granting of an aggregate of 0.4 million restricted shares of the Company’s common stock to certain executive officers of the Company. The grant date fair value of these restricted share awards was $39.93 per share with an aggregate fair value of $14.6 for the grant and a vesting stock price of $48.70 per share. In November 2007, the Company accelerated the vesting of these and other restricted share awards for certain employees who in exchange forfeited the right to certain termination benefits. Additionally, the affected employees are restricted from selling a portion of the shares through 2012, subject to certain exceptions. As a result, the Company recorded a charge of $22.8 and the number common shares outstanding increased by approximately 0.8 million shares. The other restricted awards granted by the Company during 2007 vest primarily by achieving certain performance measures or common stock price thresholds in addition to rendering explicit service requirements. Approximately 0.4 million awards were granted with common stock thresholds and the weighted average grant date fair value was $35.06 per share with an aggregate fair value of $14.5. Approximately 1.3 million awards were granted with performance measures and the weighted average grant date fair value of these awards was $33.47 per share with an aggregate fair value of $42.8.

During 2006, the majority of the restricted shares granted were primarily performance based awards which vest upon achievement of certain internal performance measures and fulfillment of the explicit service periods. Additionally, there were 119,667 restricted shares granted which vest on the date certain Jarden common stock prices targets are achieved and explicit service periods are rendered.

A total of 2.2 million of the restricted shares issued in 2005 were awarded to certain executive officers (the “Executive Award”) of the Company pursuant to the 2003 Plan. For the year ended December 31, 2005, the Company recognized $54.2 of non-cash compensation related to the entire Executive Award although half of the award was released from restriction. On November 1, 2005, the restrictions over the first of two tranches of the Executive Award lapsed. In conjunction with such lapsing and in accordance with the terms of the 2003 Plan, the holders returned a total of 460,317 shares to the Company (at an average price of $34.50 per share) in exchange for the Company’s payment of the withholding taxes, calculated consistent with existing minimum withholding requirements, due upon lapsing. Under SFAS 123r, the derived service period for the second tranche of the Executive Award was six months from the date of grant; therefore, there is no unearned compensation cost related to the Executive Award. As of December 31, 2005, although the full amount of compensation expense for the Executive Award was recognized in selling, general and administrative costs within the Consolidated Statements of Income, the restrictions over the second tranche still have not yet lapsed and these shares vest on the date on which certain Jarden common stock price targets are achieved in accordance with the terms of the related agreements.

As of December 31, 2007, there was approximately $34 of unrecognized compensation cost related to non-vested share-based awards. Those costs are expected to be recognized through 2011 over a weighted-average period of approximately 13 months.

Stockholders’ Equity

In November 2007, the Company’s Board of Directors authorized a new stock repurchase program that would allow the Company to repurchase up to $100 of its common stock. In 2007, the Company repurchased approximately 1.1 million shares of its common stock under this plan at an average share price of $26.58 per share.

In August 2007, in connection with the Acquisition, the Company issued approximately 5.3 million shares of common stock (see Note 3).

The common stock warrant (the “Warrant”) issued in connection with the Pure Fishing acquisition (see Note 3) grants the holder the right to at any time after the one year from the date of issue to purchase approximately 2.2 million shares of Jarden common stock at an initial purchase price of $45.32 per share (subject to adjustment as provided therein). The Warrant, which has an initial fair value of approximately $13, must be exercised in full and expires on March 31, 2012. The Company has the option to require the holder to exercise the Warrant if at any time after one year from the date of issuance the closing price of Jarden’s common stock exceeds $50.99 (subject to equitable adjustment for certain transactions) for a period of three consecutive trading days. If the holder of the Note, also issued in connection with the Pure Fishing acquisition (see Note 3) causes Jarden to redeem the Note, then the threshold price for the right of mandatory exercise of the Warrant will be reduced from the aforementioned $50.99 per share to $45.32 per share.

In November 2006, the Company completed an equity offering which included four million newly issued shares of common stock that resulted in net proceeds to the Company of approximately $139. The proceeds were used to pay down outstanding loans under its senior credit facility and securitization borrowings.

As discussed in Note 3, the Company issued approximately 6.15 million shares of common stock to partially fund the purchase price of the THG Acquisition. Furthermore, in connection with the AHI Acquisition, the Company issued $350 of equity securities pursuant to a purchase agreement (“Equity Purchase Agreement”). The securities issued were as follows:

•	1.1 million shares of the Company’s common stock (“Common Stock”) for approximately $21.4 at a price of $20 per share;

•	128,571 shares or $128.6 of a new class of the Company’s preferred stock, Series B Convertible Participating Preferred Stock (“Series B Preferred Stock”) with a paid-in-kind dividend rate of 3.5% per annum; these securities were fully converted into common stock in the third quarter of 2005 (see discussion below);

•

200,000 shares or $200 of a new class of the Company’s preferred stock, Series C Mandatory Convertible Participating Preferred Stock (“Series C Preferred Stock”) with a paid-in-kind dividend rate of 3.5% per annum; these securities were fully converted into common stock and Series B Preferred Stock in the second quarter of 2005 (see discussion below).

In accordance with the Equity Purchase Agreement and a related Assignment and Joinder Agreement, approximately $300 of the Company’s equity securities were issued to Warburg Pincus Private Equity VIII, LP and its affiliates and approximately $50 were issued to Catterton Partners V, LP and its affiliates, both private equity investors (collectively “Private Equity Investors”). The cash raised in connection with the Equity Purchase Agreement was used to fund a portion of the cash purchase price of AHI.

A beneficial conversion charge of $16.5 was recorded upon the issuance of the Series B Preferred Stock and Common Stock issued on January 24, 2005 and an additional beneficial conversion charge of $22.4 was recorded upon the conversion of the Series C Preferred Stock into Series B Preferred Stock and Common Stock (see discussion below). Such charges reflect the difference between the respective conversion prices of the Series B Preferred Stock and C Preferred Stock and the closing market price of the Company’s common stock on September 17, 2004, the last business day before the execution of the transaction documents (“Execution Date”). However, the terms of the preferred and common stock issuances to the Private Equity Investors were negotiated during the two months leading up to the Execution Date when the average market price of the Company’s common stock was, in fact, less than the conversion price.

On June 9, 2005, following requisite stockholder approval, all outstanding shares of Series C Preferred Stock were converted into approximately 175,000 shares of Series B Preferred Stock and approximately 1.5 million shares of Company’s common stock.

On August 14, 2005, the Company converted all outstanding shares of Series B Preferred Stock and accrued paid-in kind dividends thereon into 14.5 million shares of Company common stock, in accordance with the terms of the Company’s Certificate of Designations of Powers, Preferences and Rights of the Series B Preferred Stock.

In connection with a 2005 share repurchase program approved by the board of directors, during 2005, the Company had repurchased 558,900 shares in the open market and through a privately negotiated transaction for an average price per share of $34.55. Additionally, the Company received approximately 460,000 shares (at an average price of $34.50 per share) in return for payment of the statutory minimum of withholding taxes relating to lapsing of certain shares of the Executive Award.

14. Earnings Per Share Calculation

A computation of earnings per share is as follows (in millions, except per share data):

	Years Ended December 31,
	2007	2006	2005
Net income, as reported	$28.1	$106.0	$60.7
Paid-in-kind dividends on Series B and C preferred stock	—	—	(9.7)
Charges from beneficial conversions of Series B and Series C preferred stock	—	—	(38.9)

Income allocable to common stockholders	$28.1	$106.0	$12.1

Weighted average shares outstanding	71.9	65.4	52.9
Additional shares assuming conversion of stock options and restricted stock	1.4	1.1	1.8

Weighted average shares outstanding assuming conversion	73.3	66.5	54.7

Earnings per share:
Basic	$0.39	$1.62	$0.23
Diluted	$0.38	$1.59	$0.22

Stock options and warrants to purchase approximately 3.1 million, 0.1 million and 0.1 million shares of the Company’s common stock at December 31, 2007, 2006 and 2005 had exercise prices that exceeded the average market price of the Company’s common stock for the three months ended December 31, 2007, 2006 and 2005, respectively. As such, these share-based awards did not affect the computation of diluted earnings per share. Additionally, 0.5 million shares of common stock related to the Company’s convertible debt have been excluded from the computation of diluted earnings per share as the effect would be antidilutive.

15. Employee Benefit Plans

The Company maintains defined benefit pension plans for certain of its employees and provides certain postretirement medical and life insurance benefits for a portion of its employees. At December 31, 2007, substantially all the domestic pension and postretirement plans are frozen to new entrants and to future benefit accruals.

The pension and postretirement obligations are measured as of September 30 and December 31 for 2007. The pension and postretirement obligations are measured as of September 30 for 2006 and 2005. The pension and postretirement obligations for 2007 measured at December 31 are the obligations resulting from the acquisitions of K2 and Pure Fishing. For the plans measured as of December 31, the aggregate benefit obligation and plan assets at December 31, 2007 are $89.1 and $74.8, respectively. Benefit obligations are calculated using generally accepted actuarial methods. Actuarial gains and losses are amortized using the corridor method over the average remaining service life of its active employees.

The following table discloses the effect on the Consolidated Balance Sheet of adopting the provisions of SFAS 158 at December 31, 2006.

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Accrued pension cost	$(65.6)	$(1.0)	$(66.6)
Accrued postretirement benefit cost	(27.7)	8.1	(19.6)
Minimum pension liability	(6.5)	6.5	—
Deferred income taxes, net	(105.2)	(5.9)	(111.1)
Accumulated other comprehensive income	(18.8)	(7.7)	(26.5)

Net Periodic Expense

The components of net periodic pension and postretirement benefit expense for 2007, 2006 and 2005 are as follows (in millions):

	Pension Benefits
	2007			2006			2005
	Domestic	Foreign	Total	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$0.4	$0.8	$1.2	$0.7	$0.7	$1.4	$1.4	$0.6	$2.0
Interest cost	15.9	1.2	17.1	13.9	0.6	14.5	12.7	0.6	13.3
Expected return on plan assets	(14.7)	(0.8)	(15.5)	(12.5)	(0.4)	(12.9)	(11.6)	(0.3)	(11.9)
Amortization:
Prior service cost	0.1	—	0.1	0.1	—	0.1	0.1	—	0.1
Net actuarial loss	0.2	—	0.2	0.3	0.1	0.4	0.2	—	0.2

Net periodic cost	1.9	1.2	3.1	2.5	1.0	3.5	2.8	0.9	3.7
Curtailments	0.9	—	0.9	0.1	(0.2)	(0.1)	—	—	—

Total expense	$2.8	$1.2	$4.0	$2.6	$0.8	$3.4	$2.8	$0.9	$3.7

Assumptions
Weighted average assumption used to calculate net periodic cost:
Discount rate	5.88%	4.95%	5.80%	5.43%	4.51%	5.39%	5.54%	4.89%	5.50%
Expected return on plan assets	8.11%	5.94%	8.0%	8.24%	6.43%	8.18%	8.07%	6.62%	8.03%
Rate of compensation increase	—	3.8%	3.8%	—	3.52%	3.52%	3.57%	3.50%	3.57%

	Postretirement Benefits
	2007	2006	2005
Service cost	$0.4	$0.5	$0.5
Interest cost	1.2	1.4	1.4
Amortization:
Prior service benefit	(0.3)	(0.3)	—
Net actuarial (gain)/loss	(0.4)	0.1	—

Net periodic cost	0.9	1.7	1.9
Curtailments	—	(1.7)	—

Total expense	$0.9	$—	$1.9

Assumptions
Weighted average assumption used to calculate net periodic cost:
Discount rate	5.85%	5.50%	5.65%
Rate of compensation increase	3.0%	—	—

The amount of accumulated other comprehensive income expected to be recognized in net periodic benefit cost for the year ending December 31, 2008 is as follows:

	Pension Benefits			Postretirement
	Domestic	Foreign	Total
Prior service cost (benefit)	$—	$—	$—	$0.8
Net actuarial loss (gain)	—	—	—	0.5

	$—	$—	$—	$1.3

Funded Status

The following provides a reconciliation of the benefit obligation, plan assets and the funded status of the pension and postretirement plans as of December 31, 2007 and 2006 (in millions):

	Pension Benefits						Postretirement Benefits
	2007			2006			2007	2006
	Domestic	Foreign	Total	Domestic	Foreign	Total
Change in benefit obligation:
Benefit obligation at beginning of year	$254.3	$14.7	$269.0	$267.8	$14.2	$282.0	$19.9	$29.3
Acquisition	67.9	21.4	89.3	—	—	—	2.0	—
Service cost	0.4	0.8	1.2	0.7	0.7	1.4	0.4	0.5
Interest cost	15.9	1.2	17.1	13.9	0.6	14.5	1.2	1.4
Curtailments and settlements	(2.4)	(0.2)	(2.6)	(3.9)	(0.2)	(4.1)	—	0.1
Amendments	0.2	—	0.2	—	—	—	(2.0)	(5.1)
Actuarial loss (gain)	(8.9)	(1.2)	(10.1)	(6.4)	(0.1)	(6.5)	(2.2)	(5.3)
Participant contributions	—	—	—	—	—	—	0.7	0.7
Benefits paid	(19.8)	(1.2)	(21.0)	(17.8)	(1.1)	(18.9)	(1.5)	(1.7)
Foreign currency translation and other	—	1.9	1.9	—	0.6	0.6	0.2	—

Benefit obligation at end of year(1)	307.6	37.4	345.0	254.3	14.7	269.0	18.7	19.9

Change in plan assets:
Fair value of plan assets at beginning of year	194.0	6.6	200.6	194.4	6.2	200.6	—	—
Acquisition	59.6	13.6	73.2	—	—	—	—	—
Actual return on plan assets	19.8	1.2	21.0	13.9	0.5	14.4	—	—
Company contributions	8.5	1.8	10.3	5.3	0.9	6.2	0.8	1.0
Curtailments and settlements	(2.4)	(0.2)	(2.6)	(1.8)	—	(1.8)	—	—
Participant contributions	—	—	—	—	—	—	0.7	0.7
Benefits paid	(19.8)	(1.2)	(21.0)	(17.8)	(1.1)	(18.9)	(1.5)	(1.7)
Foreign currency translation and other	—	1.0	1.0	—	0.1	0.1	—	—

Fair value of plan assets at end of year	259.7	22.8	282.5	194.0	6.6	200.6	—	—

Reconciliation of funded status:
Funded status	(47.9)	(14.6)	(62.5)	(60.3)	(8.1)	(68.4)	(18.7)	(19.9)
Fourth quarter activity:
Curtailments and settlements	(0.3)	—	(0.3)	—	—	—	—	—
Contributions	1.5	0.2	1.7	1.4	0.4	1.8	0.1	0.3

Net (liability) recognized in the consolidated balance sheet	$(46.7)	$(14.4)	$(61.1)	$(58.9)	$(7.7)	$(66.6)	$(18.6)	$(19.6)

Assumptions
Weighted average assumption used to calculate benefit obligation:
Discount rate	6.21%	5.37%	6.12%	5.82%	4.71%	5.76%	6.25%	5.85%
Rate of compensation increase	—	4.07%	4.07%	—	3.32%	3.32%	3.00%	—
Healthcare cost trend rate:
Current:
Pre-Age 65	—	—	—	—	—	—	8.00%	8.75%
Post-Age 65	—	—	—	—	—	—	9.01%	10.07%
Ultimate	—	—	—	—	—	—	5.00%	5.00%

(1)	The accumulated benefit obligation for all defined benefit pension plans was $342.7 and $267.2 at December 31, 2007 and 2006, respectively.

Amounts recognized in the Company’s Consolidated Balance Sheets consist of (in millions):

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Other Assets	$0.9	$—	$—	$—
Accrued benefit cost	(62.0)	(66.6)	(18.6)	(19.6)

Net amount recognized	$61.1	$(66.6)	$(18.6)	$(19.6)

Summary of under-funded or non-funded pension benefit plans with projected benefit obligation in excess of plan assets as of December 31, 2007 and 2006 (in millions):

	Pension Benefits
	2007	2006
Projected benefit obligation	$337.8	$267.1
Fair value of plan assets	274.5	198.6

Summary of pension plans with accumulated benefit obligations in excess of plan assets (in millions):

	Pension Benefits
	2007	2006
Accumulated benefit obligation	$335.7	$265.0
Fair value of plan assets	274.5	198.3

The return on plan assets reflects the weighted-average of the long-term rates of return for the broad categories of investments held in the Company’s defined benefit pension plans. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the Company’s defined benefit pension plan’s investments.

The Company’s investment strategy for its defined benefit pension plans is to maximize the long-term rate of return on plans assets within an acceptable level of risk in order to minimize the cost of providing pension benefits. The Company’s target asset allocation for 2007 and 2006 is as follows: equities—55%-65%; bonds—25%-40% and cash and money funds—0%-20%.

The allocation percentage of plan assets follows:

	2007	2006
Asset allocation:
Equity securities and funds	56.8%	55.7%
Debt securities and funds	31.6	22.5
Other	11.6	21.8

Total	100.0%	100.0%

Domestic Contributions

In 2008, the Company expects to make cash contributions of approximately $30.1 and $1.3 to its domestic pension and postretirement plans, respectively. These contributions are for both funded and unfunded plans and are net of participant contributions.

Foreign Contributions

The Company funds its pension plans in amounts consistent with applicable laws and regulations and expects to make cash contributions of approximately $2.8 in 2008.

Information about the expected benefit payments for the Company’s pension and postretirement plans are as follows (in millions):

Years ended December 31,	Pension Plans	Postretirement Plans
2008	$40.1	$1.3
2009	23.4	1.3
2010	23.4	1.3
2011	23.4	1.3
2012	24.0	1.3
2013-2015	121.7	7.2

Total	$256.0	$13.7

The current healthcare cost trend rate gradually declines through 2012 to the ultimate trend rate and remains level thereafter. A one percentage point change in assumed healthcare cost trend rates would have the following effects (in millions):

	1% Increase	1% Decrease
Total postretirement service and interest cost components	$0.1	$(0.1)
Postretirement benefit obligation	0.8	(0.7)

The Company sponsors defined contribution savings plans for substantially all of its U.S. employees. Under provisions for this plan, employees may contribute a percentage of eligible compensation on both a before-tax basis and after-tax basis. The Company matches a percentage of a participating employee’s before-tax contributions. For 2007, 2006 and 2005 the defined contribution savings plan expense was $8.3, $6.9 and $5.7, respectively.

16. Reorganization and Acquisition-Related Integration Costs

For 2007, 2006 and 2005, the Company recorded the following reorganization and acquisition-related integration costs (in millions):

	Employee Terminations	Other Charges	Impairment	Total
2007
Branded Consumables	$2.4	$8.0	$4.3	$14.7
Consumer Solutions	4.2	12.8	—	17.0
Outdoor Solutions	2.1	6.5	1.1	9.7
Process Solutions	0.5	0.1	2.2	2.8
Corporate	1.7	3.2	0.5	5.4

	$10.9	$30.6	$8.1	$49.6

	Employee Terminations	Other Charges	Impairment	Total
2006
Branded Consumables	$0.8	$3.7	$3.3	$7.8
Consumer Solutions	10.6	16.0	—	26.6
Outdoor Solutions	2.8	0.1	—	2.9
Corporate	—	(0.5)	—	(0.5)

	$14.2	$19.3	$3.3	$36.8

	Employee Terminations	Other Charges	Impairment	Total
2005
Branded Consumables	$1.2	$0.8	$1.3	$3.3
Consumer Solutions	13.7	6.5	—	20.2
Outdoor Solutions	—	2.9	—	2.9
Corporate	1.2	1.5	—	2.7

	$16.1	$11.7	$1.3	$29.1

Capitalized Reorganization and Acquisition- Related Integration Costs

In connection with the Acquisition, management approved and initiated plans to restructure the operations of K2. These plans were contemplated at the time of acquisition and include in part, the elimination of certain duplicative functions and vacating redundant facilities in order to reduce the combined cost structure of the Company. The capitalized costs incurred during 2007 primarily relate to workforce reductions associated with the elimination of duplicative functions and other exit costs resulting from the Acquisition. These costs ($5.2) were recognized as a liability assumed in the Acquisition and are included in the allocation of the cost to acquire K2 (see Note 3) and are accrued within the Outdoor Solution segment.

Branded Consumables Segment Reorganization

In 2007, the Company initiated a plan to consolidate certain non-manufacturing processes across the segment platform. This plan includes headcount reduction and facility consolidation. During 2005, the Company began implementing a strategic plan to reorganize its Branded Consumables segment and thereby facilitate long-term cost savings and improve management and reporting capabilities. Specific cost savings initiatives include the utilization of certain shared distribution and warehousing services and information systems platforms and outsourcing the manufacturing of certain kitchen products. Employee termination charges in 2007, 2006 and

2005 primarily relate to these plans and substantially all employees under this plan have been terminated as of December 31, 2007. For 2007, other charges primarily consist of facility closing costs ($1.8) and other costs for professional fees and employee relocation, primarily related to the consolidation of certain non-manufacturing processes across the segment platform ($6.2). For 2006, other charges primarily consisted of inventory moving costs ($1.6).

Impairment costs for 2007 relate to the exit of the casino chip business, which resulted in a goodwill impairment charge ($2.9) and the write off of certain other assets related to this business ($1.4).

Consumer Solutions Segment Reorganization

As part of the acquisition of American Household, Inc. (the “AHI Acquisition”) and The Holmes Group, Inc. (the “THG Acquisition”) in 2005, it was determined that, due to similarities between the combined Consumer Solutions customer base, distribution channels and operations, significant cost savings could be achieved by integrating certain functions of these businesses, such as distribution and warehousing, information technology and certain administrative functions. In order to leverage a shared infrastructure, the Company initiated certain reorganization plans during 2005. Employee termination charges in 2007, 2006 and 2005 relate to this plan and substantially all employees under this plan have been terminated as of December 31, 2007.

For 2007, other charges primarily consist of lease termination costs ($8.0) and professional fees, employee relocation and other charges ($4.8). For 2006, other charges primarily consist of facility closing costs, ($4.2), retention bonuses ($4.3), professional fees ($4.8), travel expenses ($1.7) and of relocation costs ($0.6). For 2005, other charges consist of plant closing costs, professional fees, administrative costs and other charges related to the integration of operations ($6.5).

As of December 31, 2007, $1.3 of severance and other employee benefit-related costs and $12.0 of other costs remain accrued for these initiatives, which is primarily remaining lease obligations.

Outdoor Solutions Segment Reorganization

During 2007, the Company initiated a plan to integrate certain businesses acquired from K2 and Pure Fishing. This plan includes in part, facility closings and headcount reductions. During 2006 and 2005, the Company implemented various strategic initiatives in the Outdoor Solutions segment. These initiatives included both rationalizing and outsourcing certain European manufacturing facilities and the reorganization of the domestic sales force. Employee termination charges 2007, 2006 and 2005 relate to the implementation of these initiatives. At December 31, 2007, the Company expects to reduce headcount by an additional 170 employees under these plans.

For 2007, other charges include non-capitalizable costs including professional fees ($1.8), contract termination fees ($0.8) and relocation and move costs ($2.2) and other costs ($1.8) related to the integration of K2 and Pure Fishing. For 2005, other charges are primarily comprised of costs ($2.0) relating to travel, relocation, retention and other related costs of key management and other personnel.

As of December 31, 2007, $4.1 of severance and other employee benefit-related costs and $4.1 of other costs remain accrued for these initiatives.

Process Solutions Segment Reorganization

The impairment charge in 2007 primarily relate to the write down of long-lived assets used in the production process for certain unprofitable product-lines that were exited during 2007.

Corporate Reorganization and Acquisition-Related Integration Costs

For 2007, the severance and other employee benefit-related benefits costs ($1.7) and other charges ($3.2), principally professional fees, are primarily due to the integration of certain corporate functions related to the Acquisition.

As part of the AHI Acquisition, during 2005 it was determined the two entities would be combined and certain redundant functions would be eliminated. Further, certain functions and responsibilities would be transitioned to the Company’s offices in Florida, while other functions would transition to the Company’s New York headquarters. During 2006, the Company recorded charges of $0.7 consisting primarily of retention and travel expenses directly associated with the reorganization. The initiative was completed during the second quarter of 2006 and resulted in the termination of 21 employees, all of which were terminated during 2006.

During 2006, the Company reversed a $2.4 lease restructuring liability which was initially recorded in the Corporate segment for unutilized office space. Due to the Consumer Solutions plan to integrate certain functions within its businesses and the related relocation of employees, the Company determined that this space will now be utilized. During 2006, the Company also recorded $1.2 of other costs, primarily related to the professional fees directly attributable to acquisition and integration activities.

The following table sets forth the details and the activity related to reorganization and acquisition-related integration costs as of and for the years ended December 31, 2007 and 2006 (in millions):

	Accrual Balance at December 31, 2006	Capitalized Reorganization and acquisition Related costs, net	Reorganization and Acquisition Related Costs, net	Cash Payments and Reductions	Non-cash Reductions	Foreign Currency Translations	Accrual Balance at December 31, 2007
2007
Severance and other employee related(1)	$11.5	$3.4	$10.9	$(14.3)	$—	$0.1	$11.6
Other costs	3.4	1.8	30.6	(20.9)	—	—	14.9

	$14.9	$5.2	$41.5	$(35.2)	$—	$0.1	$26.5

Impairment			8.1

Total			$49.6

	Accrual Balance at December 31, 2005	Capitalized Reorganization and acquisition Related costs, net	Reorganization and Acquisition Related Costs, net	Cash Payments and Reductions	Non-cash Reductions	Foreign Currency Translations	Accrual Balance at December 31, 2006
2006
Severance and other employee related	$15.9	$—	$14.2	$(19.0)	$—	$0.4	$11.5
Other costs	1.6	—	21.7	(19.8)	—	(0.1)	3.4

	$17.5	$—	$35.9	$(38.8)	$—	$0.3	$14.9

Impairment			3.3
Reversal purchase accounting liability			(2.4)

Total			$36.8

(1)	Total headcount underlying these costs is approximately 1,150. At December 31, 2007, approximately 190 employees have not been terminated under the plans.

17. Segment Information

The Company reports four business segments: Outdoor Solutions, Consumer Solutions, Branded Consumables and Process Solutions. The Company’s sales are principally within the United States. The Company’s international operations are mainly based in Canada, China, Europe, Japan and Latin America.

In the Outdoor Solutions segment, the Company manufactures or sources, markets and distributes consumer active lifestyle products worldwide for use outside the home or away from the home under well-known brand names. The Company sells products for camping, backpacking, tailgating, outdoor cooking and other outdoor active lifestyle activities under the Campingaz® and Coleman® brand names. The Company sells personal flotation devices, water sports products and all-terrain vehicle equipment under brand names such as Stearns®, Sevylor®, Sospenders®, Hodgman®, and Mad Dog Gear®. The Company sells fishing equipment, under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger®, Sevenstrand®, Shakespeare®, Spiderwire® , Stren®, Trilene®, Ugly Stik® and Xtools®. Baseball, softball, football, basketball and lacrosse products are sold under brand names such as deBeer®, Gait by deBeer® , Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas™ , K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. The Company also sells high performance technical outdoor apparel and equipment under brand names such as Adio®, Ex Officio®, Marmot® and Planet Earth®.

In the Consumer Solutions segment, the Company manufactures or sources, markets and distributes and licenses rights to an array of innovative consumer products that are designed to improve consumers’ lives by enhancing sleep, health, personal care, cooking and other daily necessities with leading products such as coffeemakers, bedding, home vacuum packaging machines, heating pads, slow cookers, air cleaning products, fans and heaters and personal and animal grooming products, as well as related consumable products. The Company sells kitchen products under the well-known Crock-Pot®, FoodSaver®, Mr. Coffee®, Oster®, Rival®, Seal-a-Meal®, Sunbeam® and VillaWare® brand names. Personal care and grooming products are sold under the Health o meter®, Oster® and Sunbeam® brand names. The Company’s portable air cleaning products are sold under the Bionaire® brand name, and its fans and heaters are sold under the Holmes® and Patton® brand names.

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

The Process Solutions segment consists primarily of our plastic business, which manufactures, markets and distributes a wide variety of plastic products, including jar closures, contact lens packaging, monofilament, plastic cutlery, refrigerator door liners, medical disposables and rigid packaging, and our zinc strip business, which is the largest producer of zinc strip and fabricated zinc products in North America, manufacturing a broad array of original equipment manufacturer (“OEM”) such as coinage blanks for the U.S. Mint, Royal Canadian Mint, and international markets. Our monofilament business, which produces nylon and polyester monofilament line used in various products, including woven mats used by paper producers and weed trimmer cutting line, as well as fiberglass radio antennas for marine, citizen band and military applications, is also reported within this Process Solutions segment.

Net sales, operating earnings, depreciation and amortization, and assets employed in operations by segment are summarized as follows (in millions):

	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Year ended December 31, 2007
Net sales	$806.2	$1,869.2	$1,698.6	$353.6	$(67.5)	$4,660.1	$—	$4,660.1

Segment earnings (loss)	100.4	271.1	210.1	35.0	—	616.6	(51.1)	565.5
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	—	—	(115.8)	(3.1)	—	(118.9)	—	(118.9)
Reorganization costs	(14.7)	(17.0)	(9.7)	(2.8)	—	(44.2)	(5.4)	(49.6)
Other integration-related costs	(0.9)	(1.1)	(1.4)	(1.2)	—	(4.6)	—	(4.6)
Stock-based compensation	—	—	—	—	—	—	(64.0)	(64.0)
Depreciation and amortization	(18.1)	(26.9)	(39.4)	(10.3)	—	(94.7)	(1.7)	(96.4)

Operating earnings (loss)	$66.7	$226.1	$43.8	$17.6	$—	$354.2	$(122.2)	$232.0

Other segment data:
Total assets	$1,044.9	$1,842.1	$2,759.8	$173.6	$—	$5,820.4	$47.7	$5,868.1
Capital expenditures	13.1	21.9	30.5	10.6		76.1	5.1	81.2

	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Year ended December 31, 2006
Net sales	$812.0	$1,892.2	$901.0	$309.4	$(68.3)	$3,846.3	$—	$3,846.3

Segment earnings (loss)	118.4	250.3	84.3	33.8	—	486.8	(44.8)	442.0
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	(10.4)	—	—	—	—	(10.4)	—	(10.4)
Reorganization costs	(7.8)	(26.6)	(2.9)	—	—	(37.3)	0.5	(36.8)
Impairment/write-off of assets	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Other integration-related costs	—	(3.4)	—	—	—	(3.4)	(1.1)	(4.5)
Stock-based compensation	—	—	—	—	—	—	(23.0)	(23.0)
Depreciation and amortization	(13.1)	(25.5)	(17.0)	(9.4)	—	(65.0)	(1.4)	(66.4)

Operating earnings (loss)	$87.1	$194.8	$64.1	$24.4	$—	$370.4	$(69.8)	$300.6

Other segment data:
Total assets	$1,083.3	$1,801.3	$730.5	$112.7	$—	$3,727.8	$154.8	$3,882.6
Capital expenditures	8.4	21.5	25.7	12.8		68.4	0.4	68.8

	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Year ended December 31, 2005
Net sales	$685.0	$1,518.3	$820.7	$233.6	$(68.5)	$3,189.1	$—	$3,189.1

Segment earnings (loss)	95.3	190.2	77.0	29.3	—	391.8	(31.8)	360.0
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	(0.2)	(6.0)	—	—	—	(6.2)	(16.2)	(22.4)
Reorganization costs	(3.3)	(20.2)	(2.9)	—	—	(26.4)	(2.7)	(29.1)
Impairment/write-off of assets	—	(1.6)	(0.9)	—	—	(2.5)	—	(2.5)
Stock-based compensation	—	—	—	—	—	—	(62.4)	(62.4)
Depreciation and amortization	(10.6)	(20.0)	(17.3)	(9.3)	—	(57.2)	(0.4)	(57.6)

Operating earnings (loss)	$81.2	$142.4	$55.9	$20.0	$—	$299.5	$(113.5)	$186.0

Other segment data:
Total assets	$787.1	$1,748.2	$655.5	$74.3	$—	$3,265.1	$259.5	$3,524.6

Geographic Information

	Domestic	International	Total
	(in millions)
2007
Net sales	$3,235.3	$1,424.8	$4,660.1
Long-lived assets(1)	2,944.6	303.7	3,248.3

2006
Net sales	$2,898.5	$947.8	$3,846.3
Long-lived assets(1)	2,105.0	168.7	2,273.7

2005
Net sales	2,416.5	772.6	3,189.1
Long-lived assets(1)	1,874.9	140.1	2,015.0

(1)	Capital assets, goodwill and intangibles

18. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (loss) at December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
	(in millions)
Foreign currency translation adjustment	$39.1	$12.5
Derivative financial instruments, net	(8.0)	10.1
Accrued benefit costs, net	16.4	3.9

Total accumulated other comprehensive income	$47.5	$26.5

19. Condensed Consolidating Financial Statements

The Company’s Senior Notes (see Note 9) are fully guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these Senior Notes. Presented below are the condensed consolidating financial statements of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis as of and for the years ended December 31, 2007, 2006 and 2005.

Condensed Consolidating Statements of Income (in millions)

	Year Ended December 31, 2007
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,209.6	$1,614.5	$(164.0)	$4,660.1
Costs and expenses	106.5	3,038.2	1,447.4	(164.0)	4,428.1

Operating (loss) earnings	(106.5)	171.4	167.1	—	232.0
Other expense, net	(24.7)	178.0	50.6	—	203.9
Equity in the income of subsidiaries	109.9	112.8	—	(222.7)	—

Net income	$28.1	$106.2	$116.5	$(222.7)	$28.1

	Year Ended December 31, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,918.4	$1,114.7	$(186.8)	$3,846.3
Costs and expenses	64.4	2,656.8	1,011.3	(186.8)	3,545.7

Operating (loss) earnings	(64.4)	261.6	103.4	—	300.6
Other expense, net	41.5	112.6	40.5	—	194.6
Equity in the income of subsidiaries	211.9	63.7	—	(275.6)	—

Net income	$106.0	$212.7	$62.9	$(275.6)	$106.0

	Year Ended December 31, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,668.9	$942.8	$(422.6)	$3,189.1
Costs and expenses	113.4	2,438.8	873.5	(422.6)	3,003.1

Operating (loss) earnings	(113.4)	230.1	69.3	—	186.0
Other expense, net	79.0	21.9	24.4	—	125.3
Equity in the income of subsidiaries	253.1	48.2	—	(301.3)	—

Net income	$60.7	$256.4	$44.9	$(301.3)	$60.7

Condensed Consolidating Balance Sheets (in millions):

	As of December 31, 2007
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$67.3	$1,012.7	$1,470.9	$(0.7)	$2,550.2
Investment in subsidiaries	4,268.9	819.4	—	(5,088.3)	—
Non-current assets	97.5	3,530.0	255.2	(564.8)	3,317.9

Total assets	$4,433.7	$5,362.1	$1,726.1	$(5,653.8)	$5,868.1

Liabilities and stockholders’ equity
Current liabilities	$89.6	$606.7	$584.1	—	$1,280.4
Non-current liabilities	2,805.5	513.4	295.7	(565.5)	3,049.1
Stockholders’ equity	1,538.6	4,242.0	846.3	(5,088.3)	1,538.6

Total liabilities and stockholders’ equity	$4,433.7	$5,362.1	$1,726.1	$(5,653.8)	$5,868.1

	As of December 31, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$140.6	$725.7	$698.2	$(0.8)	$1,563.7
Investment in subsidiaries	2,900.0	369.9	—	(3,269.9)	—
Non-current assets	99.9	2,565.4	130.6	(477.0)	2,318.9

Total assets	$3,140.5	$3,661.0	$828.8	$(3,747.7)	$3,882.6

Liabilities and stockholders’ equity
Current liabilities	$78.0	$439.4	$206.7	$—	$724.1
Non-current liabilities	1,805.1	341.8	232.0	(477.8)	1,901.1
Stockholders’ equity	1,257.4	2,879.8	390.1	(3,269.9)	1,257.4

Total liabilities and stockholders’ equity	$3,140.5	$3,661.0	$828.8	$(3,747.7)	$3,882.6

Condensed Consolidating Statements of Cash Flows (in millions):

	Year Ended December 31, 2007
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities, net	$(157.7)	$386.1	$76.4	$—	$304.8
Financing activities:
Net change in short-term debt	(29.3)	—	245.5	—	216.2
(Payments on) proceeds from intercompany transactions	526.5	(322.5)	(204.0)	—	—
Proceeds from issuance of long-term debt	1,350.0	—	—		1,350.0
Payments on long-term debt	(770.1)	—	(23.1)	—	(793.2)
Issuance (repurchase) of common stock, net	(56.2)	—	—	—	(56.2)
Other	(36.2)	—	—	—	(36.2)

Net cash provided by (used in) financing activities	984.7	(322.5)	18.4	—	680.6

Investing activities:
Additions to property, plant and equipment	(5.1)	(53.3)	(22.8)	—	(81.2)
Acquisition of business, net of cash acquired	(909.5)	—	—	—	(909.5)
Other	21.1	—	(3.0)	—	18.1

Net cash provided by (used in) investing activities	(893.5)	(53.3)	(25.8)	—	(972.6)

Effect of exchange rate changes on cash	—	—	5.1	—	5.1
Net increase (decrease) in cash and cash equivalents	(66.5)	10.3	74.1	—	17.9
Cash and cash equivalents at beginning of year	125.8	0.4	76.4	—	202.6

Cash and cash equivalents at end of year	$59.3	$10.7	$150.5	$—	$220.5

	Year Ended December 31, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities, net	$171.8	$32.8	$31.4	$—	$236.0
Financing activities:
Net change in short-term debt	—	—	(6.6)	—	(6.6)
(Payments on) proceeds from intercompany transactions	(50.0)	37.4	12.6	—	—
Payments on long-term debt	(80.0)	(1.3)	(5.6)	—	(86.9)
Issuance (repurchase) of common stock, net	95.3	—	—	—	95.3
Other	3.3	(0.2)	(0.5)	—	2.6

Net cash provided by (used in) financing activities	(31.4)	35.9	(0.1)	—	4.4

Investing activities:
Additions to property, plant and equipment	(0.4)	(53.6)	(14.8)	—	(68.8)
Acquisition of business, net of cash acquired	(198.7)	(11.1)	—	—	(209.8)
Other	—	1.0	0.1	—	1.1

Net cash provided by (used in) investing activities	(199.1)	(63.7)	(14.7)	—	(277.5)

Effect of exchange rate changes on cash	—	—	2.6	—	2.6
Net increase (decrease) in cash and cash equivalents	(58.7)	5.0	19.2	—	(34.5)
Cash and cash equivalents at beginning of year	184.5	(4.6)	57.2	—	237.1

Cash and cash equivalents at end of year	$125.8	$0.4	$76.4	$—	$202.6

	Year Ended December 31, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities, net	$(146.8)	$298.4	$89.3	$—	$240.9
Financing activities:
Net change in short-term debt	—	—	—	—	—
(Payments on) proceeds from intercompany transactions	349.5	(320.1)	(29.4)	—	—
Proceeds from issuance of long-term debt	1,310.8	—	56.0	—	1,366.8
Payments on long-term debt	(369.9)	—	—	—	(369.9)
Issuance (repurchase) of common stock, net	320.8	—	—	—	320.8
Other	15.6	(0.4)	(13.1)	—	2.1

Net cash provided by (used in) financing activities	1,626.8	(320.5)	13.5	—	1,319.8

Investing activities:
Additions to property, plant and equipment	(0.9)	(45.7)	(11.9)	—	(58.5)
Acquisition of business, net of cash acquired	(1,311.1)	57.0	(35.5)	—	(1,289.6)
Other	—	7.0	—	—	7.0

Net cash provided by (used in) investing activities	(1,312.0)	18.3	(47.4)	—	(1,341.1)

Effect of exchange rate changes on cash	—	—	(3.2)	—	(3.2)
Net increase (decrease) in cash and cash equivalents	168.0	(3.8)	52.2	—	216.4
Cash and cash equivalents at beginning of year	16.5	(0.8)	5.0	—	20.7

Cash and cash equivalents at end of year	$184.5	$(4.6)	$57.2	$—	$237.1

The amounts reflected as proceeds (payments) from (to) intercompany transactions represent cash flows originating from transactions conducted between guarantor subsidiaries, non-guarantor subsidiaries and parent in the normal course of business operations.

20. Quarterly Results of Operations (Unaudited)

Summarized quarterly results of operations for 2007 and 2006 were as follows (see Note 3 for a discussion of the Company’s acquisitions that occurred during these periods):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(millions of dollars, except per share amounts)
2007
Net sales	$820.9	$1,050.1	$1,322.2	$1,466.9	$4,660.1
Gross profit	201.3	263.1	327.8	350.5	1,142.7
Net income as reported	1.4	16.7	21.2	(11.2)	28.1
Basic earnings per share(1)	0.02	0.24	0.29	(0.15)	0.39
Diluted earnings per share(1)	0.02	0.23	0.28	(0.15)	0.38

2006
Net sales	$791.7	$962.0	$1,033.1	$1,059.5	$3,846.3
Gross profit	185.7	232.1	265.2	259.3	942.3
Net income as reported	5.7	13.3	51.3	35.7	106.0
Basic earnings per share(1)	0.09	0.21	0.79	0.53	1.62
Diluted earnings per share(1)	0.09	0.20	0.78	0.52	1.59

(1)	Earnings per share calculations for each quarter are based on the weighted average number of shares outstanding for each period, and the sum of the quarterly amounts may not necessarily equal the annual earnings per share amounts.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants or financial disclosure matters during the periods covered by the Annual Report on Form 10-K.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2007, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework .

Based on our assessment and the above criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007

On August 8, 2007, the Company acquired all the outstanding shares K2, a publicly traded company. The Company has excluded K2’s internal controls over financial reporting for fiscal year 2007 from its assessment of and conclusion on the effectiveness of its internal controls over financial reporting. K2 constituted approximately 27% of the Company’s consolidated assets at December 31, 2007 and 14% of the Company’s net sales for the year ended December 31, 2007.

On April 6, 2007, the Company completed the acquisition of Pure Fishing, a privately held company. The Company has excluded Pure Fishing’s internal controls over financial reporting for fiscal year 2007 from its assessment of and conclusion on the effectiveness of its internal controls over financial reporting. Pure Fishing constituted approximately 10% of the Company’s consolidated assets at December 31, 2007 and 5% of the Company’s net sales for the year ended December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by the Company’s independent auditor, Ernst & Young LLP, an independent registered public accounting firm and issued their audit report expressing an unqualified opinion on the Company’s internal control over financial reporting, as stated in their report which is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter ended December 31, 2007, there was no change in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

Jarden Corporation has adopted a “Business Conduct and Ethics Policy” (“Code”) for all its employees, including its principal executive officer, principal financial officer and principal accounting officer. The Code is available on the Company’s Internet website at http://www.jarden.com , at the tab “Governance”.

Other information required by Item 10, including information regarding directors, membership and function of the audit committee, including the financial expertise of its members, and Section 16(a) compliance, appearing under the captions “Election of Directors”, “Information Regarding Board of Directors and Committees” and “Other Matters” of the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference. The Company intends to file its Proxy Statement with the Commission not later than 120 days after December 31, 2007.

Item 11.	Executive Compensation

The information required by Item 11 appearing under the captions “Compensation of Directors” and “Executive Compensation” of the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference. The Company intends to file its Proxy Statement with the Commission not later than 120 days after December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 appearing under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” of the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference. The Company intends to file its Proxy Statement with the Commission not later than 120 days after December 31, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 appearing under the captions “Information Regarding Board of Directors and Committees” and “Certain Relationships and Related Transactions” of the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference. The Company intends to file its Proxy Statement with the Commission not later than 120 days after December 31, 2007.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 appearing under the caption “Independent Registered Public Accounting Firm” of the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference. The Company intends to file its Proxy Statement with the Commission not later than 120 days after December 31, 2007.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

(1)	Financial Statements:

Location In Form 10-K

Reports of independent registered public accounting firm	Item 8

Consolidated Statements of Income—Years ended December 31, 2007, 2006 and 2005	Item 8

Consolidated Balance Sheets—December 31, 2007 and 2006	Item 8

Consolidated Statements of Cash Flows—Years ended December 31, 2007, 2006 and 2005	Item 8

Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2007, 2006 and 2005	Item 8

Notes to Consolidated Financial Statements	Item 8

(2)	Financial Statement Schedule:

See Schedule II of this Form 10-K.

(3)	Exhibits:

Copies of exhibits incorporated by reference can be obtained from the Commission and are located in Commission File No. 001-13665.

Exhibit Number	Description of Exhibit
2.1	Securities Purchase Agreement, dated as of September 19, 2004, by and among American Household, Inc., Jarden Corporation, Morgan Stanley Senior Funding, Inc., Wachovia Bank National Association, Banc of America Strategic Solutions, Inc., Jerry W. Levin, 1st Trust & Co. FBO, Jerry W. Levin, Rollover, 1st Trust & Co. FBO, Jerry W. Levin, IRA SEP and Abby L. Levin Trust (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 23, 2004, and incorporated herein by reference).

2.2

Purchase Agreement, dated as of September 19, 2004, between Jarden Corporation and Warburg Pincus Private Equity VIII, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on

Form 8-K, filed with the Commission on September 23, 2004, and incorporated herein by reference).

2.3	Agreement and Plan of Merger dated as of June 28, 2005 by and among Jarden Corporation, JCS/THG, LLC, The Holmes Group, Inc., Berkshire Investors LLC, Berkshire Fund IV, Limited Partnership, Berkshire Fund V, Limited Partnership, Jordan A. Kahn, The Jordan A. Kahn Family Limited Partnership and the other parties on the signature pages thereto (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 5, 2005, and incorporated herein by reference).

2.4	Amendment No. 1, dated July 18, 2005, to the Agreement and Plan of Merger dated as of June 28, 2005 among Jarden Corporation, JCS/THG, LLC, The Holmes Group, Inc., Berkshire Investors LLC, Berkshire Fund IV, Limited Partnership, Berkshire Fund V, Limited Partnership, Jordan A. Kahn, The Jordan A. Kahn Family Limited Partnership and the other parties on the signature pages thereto (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 20, 2005, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
2.5	Agreement and Plan of Merger dated as of April 24, 2007 by and among Jarden Corporation, K2 Merger Sub, Inc. and K2 Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 27, 2007, and incorporated herein by reference).

2.6	Amendment No. 1 to Agreement and Plan of Merger dated as of April 24, 2007 by and among Jarden Corporation, K2 Merger Sub, Inc. and K2 Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 1, 2007, and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Jarden Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 15, 2005, and incorporated herein by reference).

3.4	Certificate of Designations, Preferences and Rights of Series B Convertible Participating Preferred Stock of Jarden Corporation and the Certificate of Correction thereto (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2005, and incorporated herein by reference).

3.5	Certificate of Designations, Preferences and Rights of Series C Mandatory Convertible Participating Preferred Stock of Jarden Corporation and the Certificate of Correction thereto (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2005, and incorporated herein by reference).

3.6	Certificate of Elimination of the Series C Mandatory Convertible Participating Preferred Stock of Jarden Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 20, 2005, and incorporated herein by reference).

3.7	Certificate of Elimination of the Series B Convertible Participating Preferred Stock of Jarden Corporation (filed as Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2005, and incorporated herein by reference).

3.8	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 19, 2007, and incorporated herein by reference).

4.1	Base Indenture, dated February 13, 2007 (the “2007 Indenture”), between the Company and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2007 and incorporated herein by reference).

4.2	First Supplemental Indenture to the 2007 Indenture, dated February 13, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2007 and incorporated herein by reference).

4.3	Second Supplemental Indenture to the 2007 Indenture, dated February 14, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2007 and incorporated herein by reference).

Exhibit Number	Description of Exhibit
4.4	Third Supplemental Indenture to the 2007 Indenture, dated May 11, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2007, and incorporated herein by reference).

4.5	Fourth Supplemental Indenture to the 2007 Indenture, dated July 6, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 5, 2007, and incorporated herein by reference).

*4.6	Fifth Supplemental Indenture to the 2007 Indenture, dated December 7, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee.

4.7	$100,000,000 Note due March 31, 2012 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 12, 2007 and incorporated herein by reference).

4.8	Warrant for 2,206,531 shares of common stock issued to Pure Fishing Holdings, LLC (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on April 12, 2007 and incorporated herein by reference).

†10.1	Form of Indemnification Agreement (filed as Exhibit 10.13 to the Company’s Registration Statement on Form 10, filed with the Commission on March 17, 1993, and incorporated herein by reference).

†10.2	List of Directors and Executive Officers party to Exhibit 10.6 (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 1996, and incorporated herein by reference).

†10.3	Alltrista Corporation 1998 Long Term Equity Incentive Plan, as amended and restated (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

†10.4	Alltrista Corporation 2001 Stock Option Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2001, and incorporated herein by reference).

†10.5	Amendment No. 1 to the Alltrista Corporation 2001 Stock Option Plan (filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

†10.6	Third Amended and Restated Employment Agreement, dated as of May 24, 2007, between the Company and Martin E. Franklin (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 25, 2007, and incorporated herein by reference).

†10.7	Third Amended and Restated Employment Agreement, dated as of May 24, 2007, between the Company and Ian G.H. Ashken (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on May 25, 2007, and incorporated herein by reference).

†10.8	Employment Agreement between the Company and J. David Tolbert, dated as of January 1, 2002 (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K/A, filed with the Commission on October 17, 2002, and incorporated herein by reference).

†10.9	Second Amended and Restated Employment Agreement between the Company and James E. Lillie, dated as of May 24, 2007 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on May 25, 2007, and incorporated herein by reference).

†10.10	Employment Agreement between the Company and John E. Capps, dated as of May 24, 2007 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on May 25, 2007, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
†10.11	Employment Agreement between the Company and Richard T. Sansone, dated as of May 24, 2007 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on May 25, 2007, and incorporated herein by reference).

†10.12	Employment Agreement, dated as of May 3, 2003, between the Company and Desiree DeStefano (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 filed with the Commission on May 7, 2004, and incorporated herein by reference).

†10.13	Separation Agreement, dated as of March 9, 2007, by and between the Company and Desiree DeStefano (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 14, 2007, and incorporated herein by reference).

†10.14	Consulting Agreement, dated as of March 9, 2007, by and between the Company and Desiree DeStefano (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on March 14, 2007, and incorporated herein by reference).

†10.15	Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Martin E. Franklin (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002 and incorporated herein by reference).

†10.16	Amendment No. 1, dated as of February 7, 2002, to Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Martin E. Franklin (filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

†10.17	Amendment No. 2, dated as of April 15, 2002, to Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Martin E. Franklin (filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

†10.18	Amendment No. 3, dated as of July 15, 2002, to Restricted Stock Award Agreement dated January 2, 2002 between the Company and Martin E. Franklin (filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

†10.19	Amendment No. 4, dated as of September 4, 2003, to Restricted Stock Award Agreement dated January 2, 2002 between the Company and Martin E. Franklin (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

†10.20	Amendment No. 5, dated as of October 2, 2003, to Restricted Stock Award Agreement dated January 2, 2002 between the Company and Martin E. Franklin (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on October 27, 2003, and incorporated herein by reference).

†10.21	Amendment No. 6, dated as of October 31, 2003, to the Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Martin E. Franklin (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 14, 2003, and incorporated herein by reference).

†10.22	Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Martin E. Franklin (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
†10.23	Amendment No. 1, dated as of September 4, 2003, to the Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Martin E. Franklin (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

†10.24	Amendment No. 2, dated as of October 2, 2003, to the Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Martin E. Franklin (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on October 27, 2003, and incorporated herein by reference).

†10.25	Amendment No. 3, dated as of October 31, 2003, to the Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Martin E. Franklin (filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 14, 2003, and incorporated herein by reference).

†10.26	Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

†10.27	Amendment No. 1, dated as of February 7, 2003, to Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

†10.28	Amendment No. 2, dated as of April 15, 2002, to Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

†10.29	Amendment No. 3, dated as of July 25, 2002, to Restricted Stock Award Agreement dated January 2, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

†10.30	Amendment No. 4, dated as of September 4, 2003, to Restricted Stock Award Agreement dated January 2, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

†10.31	Amendment No. 5, dated as of October 2, 2003, to Restricted Stock Award Agreement dated January 2, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on October 27, 2003, and incorporated herein by reference).

†10.32	Amendment No. 6, dated as of October 31, 2003, to the Restricted Stock Award Agreement, dated January 2, 2002, between the Company and Ian G.H. Ashken (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 14, 2003, and incorporated herein by reference).

†10.33	Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Ian G.H. Ashken (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

†10.34	Amendment No. 1, dated as of September 4, 2003, to the Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Ian G.H. Ashken (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
†10.35	Amendment No. 2, dated as of October 2, 2003, to the Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Ian G.H. Ashken (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on October 27, 2003, and incorporated herein by reference).

†10.36	Amendment No. 3, dated as of October 31, 2003, to the Restricted Stock Award Agreement, dated as of May 8, 2003, between the Company and Ian G.H. Ashken (filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 14, 2003, and incorporated herein by reference).

†10.37	Restricted Stock Award Agreement, dated as of August 4, 2003, between the Company and James E. Lillie (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

†10.38	Amendment No. 1, dated as of September 4, 2003, to the Restricted Stock Award Agreement, dated as of August 4, 2003, between the Company and James E. Lillie (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on September 26, 2003, and incorporated herein by reference).

†10.39	Amendment No. 2, dated as of October 2, 2003, to the Restricted Stock Award Agreement, dated as of August 4, 2003, between the Company and James E. Lillie (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Commission on October 27, 2003, and incorporated herein by reference).

†10.40	Amendment No. 3, dated as of October 31, 2003, to the Restricted Stock Award Agreement, dated as of August 4, 2003, between the Company and James E. Lillie (filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 14, 2003, and incorporated herein by reference).

†10.41	Restricted Stock Award Agreement, dated as of June 23, 2005, between the Company and Martin E. Franklin (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2005, and incorporated herein by reference).

†10.42	Restricted Stock Award Agreement, dated as of June 23, 2005, between the Company and Ian G.H. Ashken (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2005, and incorporated herein by reference).

†10.43	Restricted Stock Award Agreement, dated as of June 23, 2005, between the Company and James E. Lillie (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2005, and incorporated herein by reference).

†10.44	Restricted Stock Award Agreement, dated as of May 24, 2007, between the Company and Martin E. Franklin (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on May 25, 2007, and incorporated herein by reference).

†10.45	Restricted Stock Award Agreement, dated as of May 24, 2007, between the Company and Ian G.H. Ashken (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Commission on May 25, 2007, and incorporated herein by reference).

†10.46	Restricted Stock Award Agreement, dated as of May 24, 2007, between the Company and James E. Lillie (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Commission on May 25, 2007, and incorporated herein by reference).

†10.47	Equity Vesting, Lock-Up and Amendment Agreement, dated as of November 7, 2007, by and between the Company and Martin E. Franklin (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 8, 2007, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
†10.48	Equity Vesting, Lock-Up and Amendment Agreement, dated as of November 7, 2007, by and between the Company and Ian G.H. Ashken (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on November 8, 2007, and incorporated herein by reference).

†10.49	Equity Vesting, Lock-Up and Amendment Agreement, dated as of November 7, 2007, by and between the Company and James E. Lillie (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on November 8, 2007, and incorporated herein by reference).

†10.50	Equity Vesting, Lock-Up and Amendment Agreement, dated as of November 7, 2007, by and between the Company and J. David Tolbert (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on November 8, 2007, and incorporated herein by reference).

†10.51	Equity Vesting, Lock-Up and Amendment Agreement, dated as of November 7, 2007, by and between the Company and John E. Capps (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on November 8, 2007, and incorporated herein by reference).

†10.52	Equity Vesting, Lock-Up and Amendment Agreement, dated as of November 7, 2007, by and between the Company and Richard T. Sansone (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on November 8, 2007, and incorporated herein by reference).

†10.53	Jarden Corporation Amended and Restated 2003 Stock Incentive Plan (incorporated by reference from Annex C to the Company’s 2005 Definitive Proxy Statement with respect to the Company’s 2005 Annual Meeting of Stockholders, as filed with the Commission on March 9, 2005).

†10.54	Amendment No. 1 to the Jarden Corporation Amended and Restated 2003 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 19, 2007, and incorporated herein by reference).

†10.55	Jarden Corporation 2003 Employee Stock Purchase Plan (incorporated by reference from Annex C to the Company’s 2003 Definitive Proxy Statement with respect to the Company’s 2003 Annual Meeting of Stockholders, as filed with the Commission on March 28, 2003).

†10.56	Amendment No. 1 to the Jarden Corporation 2003 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on April 13, 2005, and incorporated herein by reference).

†10.57	Amendment No. 2 to the Jarden Corporation 2003 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on May 5, 2005, and incorporated herein by reference).

10.58	Credit Agreement, dated as of January 24, 2005, among Jarden Corporation, as the borrower, Canadian Imperial Bank of Commerce, as administrative agent, Citicorp USA, Inc., as syndication agent, and Bank of America, N.A., National City Bank of Indiana and SunTrust Bank, as co-documentation agents, and Citigroup Global Markets Inc. and CIBC World Markets Corp., as joint-lead arrangers and joint book-running managers, and the lenders and letters of credit issuers parties thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2005, and incorporated herein by reference).

10.59	Pledge and Security Agreement, dated as of January 24, 2005, by and among Jarden Corporation and the several subsidiary grantors signatories thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2005, and incorporated herein by reference).

10.60	Guaranty, dated as of January 24, 2005, of the several subsidiary guarantors signatories thereto (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2005, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
10.61	Amendment No. 1 to the Credit Agreement dated April 11, 2005 by and among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 13, 2005, and incorporated herein by reference).

10.62	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on April 13, 2005, and incorporated herein by reference).

10.63	Amendment No. 2 to the Credit Agreement and Amendment No. 1 to Pledge and Security Agreement dated July 18, 2005 by and among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 20, 2005, and incorporated herein by reference).

10.64	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 20, 2005, and incorporated herein by reference).

10.65	Amendment No. 3 to the Credit Agreement dated December 21, 2005 by and among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 9, 2006, and incorporated herein by reference).

10.66	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 9, 2006, and incorporated herein by reference).

10.67	Amendment No. 4 to the Credit Agreement dated February 24, 2006 by and among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.53 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 9, 2006, and incorporated herein by reference).

10.68	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 9, 2006, and incorporated herein by reference).

10.69	Amendment No. 5 to the Credit Agreement and Amendment No. 2 to Pledge and Security Agreement dated August 23, 2006 by and among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on October 27, 2006, and incorporated herein by reference).

10.70	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on October 27, 2006, and incorporated herein by reference).

10.71	Amendment No. 6 to the Credit Agreement dated December 14, 2006 by and among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 19, 2006, and incorporated herein by reference).

10.72	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on December 19, 2006, and incorporated herein by reference).

10.73	Amendment No. 7 to Credit Agreement and Amendment No. 3 to Pledge and Security Agreement dated February 13, 2007, among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2007 and incorporated herein by reference).

10.74	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2007 and incorporated herein by reference).

10.75	Amendment No. 8 to Credit Agreement dated August 8, 2007, among the Company, Lehman Commercial Paper Inc., as Administrative Agent and other parties thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 14, 2007 and incorporated herein by reference).

Exhibit Number	Description of Exhibit
10.76	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 14, 2007 and incorporated herein by reference).

10.77	Amended and Restated Loan Agreement, dated as of August 8, 2007, by and among Jarden Receivables LLC, as borrower, Jarden Corporation, as initial servicer, Three Pillars Funding LLC, as lender, and SunTrust Robinson Humphrey, Inc., as administrator (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on August 14, 2007, and incorporated herein by reference).

*10.78	Amendment No. 1 to the amended and restated Loan Agreement, dated as of November 16, 2007, by and among Jarden Receivables LLC, as borrower, Jarden Corporation, as initial servicer, Three Pillars Funding LLC, as lender, and Suntrust Robinson Humphreys, Inc., as administrator.

10.79	Amended and Restated Receivables Contribution and Sale Agreement, dated as of August 8, 2007, by and among the originators party thereto, and Jarden Receivables LLC, as buyer (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on August 14, 2007, and incorporated herein by reference).

10.80	Amended and Restated Lender Note, dated as of August 8, 2007, executed by Jarden Receivables, LLC, as borrower, in favor of Three Pillars Funding LLC, as lender (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on August 14, 2007, and incorporated herein by reference).

10.81	Performance Undertaking, dated August 8, 2007, executed by Jarden Corporation, as performance guarantor, in favor of Jarden Receivables LLC, as beneficiary (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with Commission on August 14, 2007, and incorporated herein by reference).

10.82	Form of 7 1/2% Senior Subordinated Note due 2017 (filed as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2007 and incorporated herein by reference).

10.83	Stock Purchase Agreement dated as of April 6, 2007, by and among Pure Fishing Holdings, LLC, Outdoor Technologies Corporation, Jarden Corporation, and the other parties on the signature pages thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 12, 2007 and incorporated herein by reference).

*12.1	Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm.

*24.1	Power of Attorney (included on the signature page hereto).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
†	This Exhibit represents a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JARDEN CORPORATION
(Registrant)

By:	/S/ MARTIN E. FRANKLIN
Martin E. Franklin Chairman and Chief Executive Officer February 25, 2008

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

/S/ MARTIN E. FRANKLIN Martin E. Franklin	Chairman and Chief Executive Officer (Principal Executive Officer)	February 25, 2008

/S/ IAN G.H. ASHKEN Ian G.H. Ashken	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	February 25, 2008

/S/ RICHARD T. SANSONE Richard T. Sansone	Principal Accounting Officer	February 25, 2008

/S/ RENÉ-PIERRE AZRIA René-Pierre Azria	Director	February 25, 2008

/S/ MICHAEL GROSS Michael Gross	Director	February 25, 2008

/S/ RICHARD HECKMANN Richard Heckmann	Director	February 25, 2008

/S/ DOUGLAS W. HUEMME Douglas W. Huemme	Director	February 25, 2008

/S/ RICHARD L. MOLEN Richard L. Molen	Director	February 25, 2008

/S/ IRWIN D. SIMON Irwin D. Simon	Director	February 25, 2008

/S/ ROBERT L. WOOD Robert L. Wood	Director	February 25, 2008

Schedule II

JARDEN CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in millions)

	Balance at beginning of period	Charges to costs and expense	Deductions from reserves	Other(1)	Balance at end of period
Reserves against accounts receivable:
2007	$(47.3)	$(66.1)	$42.2	$(1.1)	$(72.3)
2006	(41.2)	(60.8)	48.9	5.8	(47.3)
2005	(14.2)	(50.0)	50.4	(27.4)	(41.2)

(1)	Principally consisting of foreign currency translation.

JARDEN CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2007

EXHIBIT INDEX

Copies of exhibits incorporated by reference can be obtained from the Commission and are located in Commission File No. 001-13665.

Exhibit Number	Description of Exhibit

*4.6	Fifth Supplemental Indenture to the 2007 Indenture, dated December 7, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee.

*10.78	Amendment No. 1 to the amended and restated Loan Agreement, dated as of November 16, 2007, by and among Jarden Receivables LLC, as borrower, Jarden Corporation, as initial servicer, Three Pillars Funding LLC, as lender, and Suntrust Robinson Humphreys, Inc., as administrator.

*12.1	Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm.

*24.1	Power of Attorney (included on the signature page hereto).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
†	This Exhibit represents a management contract or a compensatory plan.