Form 10-Q
period 2008-03-31
JARDEN CORP
filed 2008-05-08
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-13665

Jarden Corporation

(Exact name of registrant as specified in its charter)

Delaware	35-1828377
(State of Incorporation)	(IRS Identification Number)

555 Theodore Fremd Avenue, Rye, New York	10580
(Address of principal executive offices)	(Zip code)

(914) 967-9400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐                Small reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common Stock, par value $0.01 per share	76,965,844 shares

JARDEN CORPORATION

Quarterly Report on Form 10-Q

For the three months ended March 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share amounts)

	Three months ended March 31,
	2008	2007
Net sales	$1,217.4	$820.9
Cost of sales	889.6	619.6
Selling, general and administrative expenses (including stock-based compensation of $6.0 and $6.8 for the three months ended March 31, 2008 and 2007, respectively)	259.8	151.2
Reorganization and acquisition-related integration costs, net	10.7	9.1

Operating earnings	57.3	41.0
Interest expense, net	46.2	25.0
Loss on early extinguishment of debt	—	14.8

Income before taxes	11.1	1.2
Income tax provision (benefit)	6.4	(0.2)

Net income	$4.7	$1.4

Earnings per share:
Basic	$0.06	$0.02
Diluted	$0.06	$0.02
Weighted average shares outstanding:
Basic	75.0	69.0
Diluted	76.2	70.3

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)

	March 31, 2008	December 31, 2007
Assets:
Cash and cash equivalents	$227.4	$220.5
Accounts receivable, net of allowances of $63.3 and $72.3 at March 31, 2008 and December 31, 2007, respectively	929.2	978.5
Inventories	1,234.5	1,126.2
Deferred taxes on income	151.1	140.5
Prepaid expenses and other current assets	100.8	84.5

Total current assets	2,643.0	2,550.2

Property, plant and equipment, net	518.6	510.9
Goodwill	1,626.7	1,610.8
Intangibles, net	1,123.1	1,126.6
Other assets	67.4	69.6

Total assets	$5,978.8	$5,868.1

Liabilities:
Short-term debt and current portion of long-term debt	$380.9	$297.8
Accounts payable	453.4	439.3
Accrued salaries, wages and employee benefits	117.6	134.6
Taxes on income	27.5	20.9
Other current liabilities	387.2	387.8

Total current liabilities	1,366.6	1,280.4

Long-term debt	2,444.7	2,449.5
Deferred taxes on income	325.1	335.2
Other non-current liabilities	282.4	264.4

Total liabilities	4,418.8	4,329.5

Contingencies (see Note 8)	—	—
Stockholders’ equity:
Preferred stock ($0.01 par value, 5.0 shares authorized, no shares issued and outstanding at March 31, 2008 and December 31, 2007)	—	—
Common stock ($0.01 par value, 150.0 shares authorized, 78.4 shares issued at March 31, 2008 and December 31, 2007)	0.8	0.8
Additional paid-in capital	1,251.4	1,246.5
Retained earnings	293.5	288.8
Accumulated other comprehensive income	64.1	47.5
Less: Treasury stock (1.9 and 1.6 shares, at cost, at March 31, 2008 and December 31, 2007, respectively)	(49.8)	(45.0)

Total stockholders’ equity	1,560.0	1,538.6

Total liabilities and stockholders’ equity	$5,978.8	$5,868.1

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three months ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net income	$4.7	$1.4
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	29.1	18.2
Other non-cash items	1.4	8.3
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	67.0	59.1
Inventory	(85.3)	(61.9)
Accounts payable	6.7	(16.5)
Other assets and liabilities	(55.1)	(64.1)

Net cash used in operating activities	(31.5)	(55.5)

Cash flows from financing activities:
Net change in short-term debt	87.0	27.4
Proceeds from issuance of long-term debt	—	650.0
Payments on long-term debt	(11.8)	(372.7)
Proceeds from issuance of stock, net of transaction fees	1.8	2.4
Repurchase of common stock and shares tendered for taxes	(10.5)	—
Debt issuance and settlements costs	(0.1)	(31.4)
Other	(2.5)	(0.4)

Net cash provided by financing activities	63.9	275.3

Cash flows from investing activities:
Additions to property, plant and equipment	(22.1)	(15.0)
Acquisition of businesses and consideration, net of cash acquired	(2.5)	(16.0)
Investments and other	(6.8)	(0.2)

Net cash used in investing activities	(31.4)	(31.2)

Effect of exchange rate changes on cash	5.9	0.3

Net increase in cash and cash equivalents	6.9	188.9
Cash and cash equivalents at beginning of period	220.5	202.6

Cash and cash equivalents at end of period	$227.4	$391.5

Supplemental cash disclosures:
Taxes paid	$22.3	$10.3
Interest paid	35.1	26.2

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Jarden Corporation (the “Company” or “Jarden”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all adjustments which are normal and recurring, in the opinion of management, necessary for a fair presentation of the results for the interim period. The Condensed Consolidated Balance Sheet at December 31, 2007 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2007. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

On August 8, 2007, the Company acquired all of the outstanding shares of K2 Inc. (the “Acquisition”), a leading provider of branded consumer products in the global sports equipment market (see Note 4). The Company’s results of operations include the results of K2 Inc. (“K2”) from August 8, 2007.

On April 6, 2007, the Company acquired Pure Fishing, Inc. (“Pure Fishing”), a leading global provider of fishing equipment. The Company’s results of operations include the results of Pure Fishing from April 6, 2007.

Certain reclassifications have been made in the Company’s financial statements of the prior year to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

Adoption of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Effective January 1, 2008, the Company adopted the provisions of SFAS 157 related to financial assets and liabilities, as well as other assets and liabilities carried at fair value on a recurring basis. These provisions, which have been applied prospectively, did not have a material impact on the Company’s consolidated financial statements (see Note 9 for disclosures related to the adoption of SFAS 157). Certain other provisions of SFAS 157 related to other nonfinancial assets and liabilities will be effective for the Company on January 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact the provisions of SFAS 157 related to other nonfinancial assets and liabilities will have on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 155” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also established presentation and disclosure requirements designed to facilitate comparisons that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS 159 effective January 1, 2008 and did not elect the fair value option established by SFAS 159. As such, the adoption had no impact on the consolidated financial position, results of operations or cash flows of the Company.

New Accounting Standards

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires that a Company with derivative instruments disclose information to enable users of the financial statements to understand: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. As such, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 shall be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

Early application of SFAS 161 is encouraged. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, the adoption of SFAS 161 will not affect the consolidated financial position, results of operations or cash flows of the Company.

2. Inventories

Inventories are comprised of the following at March 31, 2008 and December 31, 2007:

(in millions)	March 31, 2008	December 31, 2007
Raw materials and supplies	$230.1	$203.5
Work in process	71.5	61.5
Finished goods	932.9	861.2

Total inventories	$1,234.5	$1,126.2

3. Property, Plant and Equipment

Property, plant and equipment, net, consist of the following at March 31, 2008 and December 31, 2007:

(in millions)	March 31, 2008	December 31, 2007
Land	$33.4	$32.0
Buildings	197.4	168.2
Machinery and equipment	649.0	642.7

	879.8	842.9
Less: Accumulated depreciation	(361.2)	(332.0)

Total property, plant and equipment, net	$518.6	$510.9

Depreciation of property, plant and equipment for the three months ended March 31, 2008 and 2007 was $25.1 and $16.5, respectively.

4. Acquisitions

On August 8, 2007, the Company acquired all the outstanding shares of K2, a leading provider of branded consumer products in the global sports equipment market, in exchange for consideration of $10.85 in cash per share of K2 common stock and 0.1118 of a share of Jarden common stock for each share of K2 common stock issued and outstanding. The total value of the transaction, including debt assumed, was approximately $1.2 billion.

Pro forma results

The following unaudited pro forma financial information presents the combined results of operations of the Company and K2 as if the Acquisition had occurred at January 1, 2007. The pro forma results presented below for the three months ended March 31, 2007 combine the historical results of the Company and K2 for the three months ended March 31, 2007. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the Acquisition been completed as of the beginning of the period presented and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at the statutory tax rate of 39.5%.

(in millions, except per share data)	Three months ended March 31, 2007
Net sales	$1,193.6
Net loss	(60.3)
Loss per share:
Basic:	$(0.81)
Diluted:	$(0.81)

The unaudited pro forma financial information for the three months ended March 31, 2007 includes $1.7 for the amortization of purchased intangibles from the Acquisition based on the preliminary purchase price allocation. The unaudited pro forma financial information also includes $99.3 of non-recurring charges related to the Acquisition for the fair market value adjustment for manufacturer’s profit in inventory and other transaction costs.

5. Goodwill and Intangibles

Goodwill at March 31, 2008 and December 31, 2007 is as follows:

(in millions)	Net book value at December 31, 2007	Additions	Foreign Exchange and Other Adjustments	Net book value at March 31, 2008
Branded Consumables	$496.3	$—	$9.4	$505.7
Consumer Solutions	484.2	—	1.6	485.8
Outdoor Solutions	630.3	7.6	(2.7)	635.2

	$1,610.8	$7.6	$8.3	$1,626.7

Intangibles at March 31, 2008 and December 31, 2007 are as follows:

(in millions)	Gross Carrying Amount at December 31, 2007	Additions	Accumulated Amortization and Foreign Exchange	Net book value at March 31, 2008	Amortization Periods (years)
Patents	$0.1	$—	$—	$0.1	30
Non-compete agreements	1.7	—	(1.4)	0.3	3-5
Manufacturing process and expertise	32.0	—	(10.0)	22.0	3-7
Brand names	4.3	—	(0.7)	3.6	4-10
Customer relationships and distributor channels	146.2	—	(11.0)	135.2	10-25
Trademarks and tradenames	960.4	—	1.5	961.9	indefinite

	$1,144.7	$—	$(21.6)	$1,123.1

Amortization of intangibles for the three months ended March 31, 2008 and 2007 was $4.0 and $1.7, respectively.

6. Warranty Reserve

The warranty reserve activity for the three months ended March 31, 2008 is as follows:

(in millions)	2008
Warranty reserve at January 1,	$88.8
Acquisitions and other adjustments	0.5
Provisions for warranties issued, net	24.9
Warranty claims paid	(35.6)

Warranty reserve at March 31,	$78.6

7. Debt and Derivative Financial Instruments

Debt is comprised of the following at March 31, 2008 and December 31, 2007:

(in millions)	March 31, 2008	December 31, 2007
Senior Credit Facility Term Loans	$1,659.8	$1,664.0
Revolving Credit Facility	55.0	—
7 1/2% Senior Subordinated Notes due 2017	650.0	650.0
Securitization Facility due 2008	250.0	250.0
2% Subordinated Note due 2012	95.2	94.9
5% Convertible Debentures due 2010	3.1	12.4
Non-U.S. borrowings	104.5	68.0
Other (primarily capital leases)	8.0	8.0

Total debt	2,825.6	2,747.3

Less: current portion	(380.9)	(297.8)

Total long-term debt	$2,444.7	$2,449.5

During January 2008, the Company entered into an additional $200 million notional amount swap agreement that exchanges variable interest rates (LIBOR) for a 3.7% fixed rate of interest over the term of the agreement, which matures on December 31, 2010. The Company has designated this swap as a cash flow hedge of the interest rate risk attributable to forecasted variable interest (LIBOR) payments.

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

In addition to ongoing environmental compliance at its operations, the Company also is actively engaged in environmental remediation activities, the majority of which relate to divested operations and sites. Various of the Company’s subsidiaries have been identified by the EPA or a state environmental agency as a PRP pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law at various sites (collectively, the “Environmental Sites”). The Company has established reserves to cover the anticipated probable costs of investigation and remediation, based upon periodic reviews of all sites for which they have, or may have, remediation responsibility. The Company accrues environmental investigation and remediation costs when it is probable that a liability has been incurred, the amount of the liability can be reasonably estimated and their responsibility for the liability is established. Generally, the timing of these accruals coincides with the earlier of formal commitment to an investigation plan, completion of a feasibility study or a commitment to a formal plan of action. The Company accrues its best estimate of investigation and remediation costs based upon facts known at such dates and because of the inherent difficulties in estimating the ultimate amount of environmental costs, which are further described below, these estimates may materially change in the future as a result of the uncertainties described below. Estimated costs, which are based upon experience with similar sites and technical evaluations, are judgmental in nature and are recorded at discounted amounts without considering the impact of inflation and are adjusted periodically to reflect changes in applicable laws or regulations, changes in available technologies and receipt by the Company of new information. It is difficult to estimate the ultimate level of future environmental expenditures due to a number of uncertainties surrounding environmental liabilities. These uncertainties include the applicability of laws and regulations, changes in environmental remediation requirements, the enactment of additional regulations, uncertainties surrounding remediation procedures including the development of new technology, the identification of new sites for which various of the Company’s subsidiaries could be a PRP, information relating to the exact nature and extent of the contamination at each Environmental Site and the extent of required cleanup efforts, the uncertainties with respect to the ultimate outcome of issues which may be actively contested and the varying costs of alternative remediation strategies.

Due to the uncertainty described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of March 31, 2008.

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

The lead plaintiffs filed an amended consolidated complaint on August 25, 2006 naming the Company, Consumer Solutions and certain officers of the Company as defendants (collectively “Defendants”) and containing substantially the same allegations as in the initial complaints. On October 20, 2006, Defendants filed a motion to dismiss the consolidated amended complaint. On May 31, 2007, the Court issued an opinion denying Defendants’ motion to dismiss. On July 3, 2007, Defendants filed a Motion for Reconsideration of the order denying Defendants’ motion to dismiss. On September 5, 2007, the court granted Defendants’ motion for reconsideration, but reaffirmed its May 31, 2007 denial of Defendants’ motion to dismiss. Defendants answered the amended consolidated complaint on July 10, 2007. On September 10, 2007, Plaintiffs moved for class certification. On March 6, 2008, the Court issued an opinion certifying a class comprised of purchasers of the Company’s common stock during the period from June 29, 2005 through January 11, 2006.

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

Sale of K2 Inc. to Jarden Corporation

City of Roseville Employees’ Retirement System v. K2 Inc., et al.

This case was filed on May 4, 2007 by a shareholder of K2 on behalf of itself and a putative class of shareholders against K2 and the members of its Board of Directors seeking to enjoin the merger transaction (the “Merger”) between K2 and a wholly owned subsidiary of the Company on the purported grounds that the members of the Board of Directors of K2 allegedly breached fiduciary duties to the K2 shareholders in connection with the negotiation and structure of the Merger as well as the disclosures made by K2 to shareholders in its proxy. On July 30, 2007, K2 announced that it and the City of Roseville Employees’ Retirement System agreed to a settlement in principle of the litigation pursuant to which K2 made certain disclosures regarding the transaction in its proxy materials sent to shareholders and reports filed with the SEC and amended the merger agreement to reduce from $27.5 to $24 the termination fee that would have been payable by K2 to the Company under certain circumstances in the event that the merger agreement had been terminated. The settlement, which includes full releases of all the defendants as well as the Company, was approved by the California Superior Court on April 9, 2008. A companion case brought by Steamfitters Local 449 Pension & Retirement Security Funds has been dismissed.

Other

In connection with the sale of its Anthony Pools Division, K2 received certain distributions in 1997 and 1998 from a corporation in which it held a minority interest. On March 30, 2007, K2 received a notice of liability from the Internal Revenue Service asserting transferee liability for federal income taxes of this corporation totaling $16.5. K2 has contested the notice of liability by filing a petition in United States Tax Court and intends to defend itself, by among other things, seeking contribution from other shareholders of this corporation. At this time, K2 is continuing to gather information related to this matter.

9. Fair Value Measurements

SFAS 157 defines three levels of inputs that may be used to measure fair value and requires that the assets or liabilities carried at fair value be disclosed by the input level under which they were valued. The input levels defined under SFAS 157 are as follows:

Level 1: Quoted market prices in active markets for identical assets and liabilities.

Level 2: Observable inputs other than defined in Level 1, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3: Unobservable inputs that are not corroborated by observable market data.

The following table summarizes assets and liabilities that are measured at fair value on a recurring basis at March 31, 2008.

	March 31, 2008 Fair Value Asset (Liability)
(in millions)	Level 1	Level 2	Total
Derivatives:
Assets	$—	$0.3	$0.3
Liabilities	—	(50.6)	(50.6)
Available for sale securities	10.5	—	10.5

Derivative assets and liabilities relate to interest rate swaps and foreign currency contracts. Fair values are based on market prices obtained from independent brokers or determined using valuation models that use as their basis readily observable market data that is actively quoted and can be validated through external sources, including independent pricing services, brokers and market transactions. Available for sale securities a values based on quoted market prices in actively traded markets.

10. Earnings Per Share

	Three months ended March 31,
(in millions, except per share data)	2008	2007
Net income, as reported	$4.7	$1.4
Weighted average shares outstanding:
Basic	75.0	69.0
Dilutive share-based awards	1.2	1.3

Diluted	76.2	70.3

Earnings per share:
Basic	$0.06	$0.02
Diluted	$0.06	$0.02

Stock options and warrants to purchase 3.2 million shares of the Company’s common stock at March 31, 2008 (none at March 31, 2007), had exercise prices that exceeded the average market price of the Company’s common stock for the three months ended March 31, 2008. As such, these share-based awards did not affect the computation of diluted earnings per share.

11. Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended March 31,
(in millions)	2008	2007
Net income	$4.7	$1.4
Derivative financial instruments	(15.1)	(1.6)
Unrealized gain on investment	0.2	—
Cumulative translation adjustment	31.8	3.1
Accrued benefit cost	(0.3)	—

Comprehensive income	$21.3	$2.9

12. Employee Benefit Plans

Components of Net Periodic Costs

Pension Benefits

	Three months ended March 31,
	2008			2007
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$0.1	$0.2	$0.3	$0.1	$0.2	$0.3
Interest cost	4.6	0.5	5.1	3.6	0.1	3.7
Expected return on plan assets	(4.7)	(0.3)	(5.0)	(3.2)	(0.1)	(3.3)
Amortization, net	—	—	—	0.1	—	0.1

Net periodic cost	$—	$0.4	$0.4	$0.6	$0.2	$0.8

Postretirement Benefits

	Three months ended March 31,
(in millions)	2008	2007
Service cost	$0.1	$0.1
Interest cost	0.2	0.3
Amortization, net	(0.3)	(0.2)

Net periodic cost	$—	$0.2

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

The Company is required to adopt the measurement date provisions of SFAS 158 for the year ending December 31, 2008 and will use the second transition approach as defined by SFAS 158. This transition approach allows the Company to estimate the effects of the change by use of the measurements determined at September 30, 2007, as well as those used for the year ended December 31, 2007. The Company does not expect the adoption of the measurement date provisions of SFAS 158 to have a material affect on the Company’s consolidated statement of financial position.

13. Reorganization and Acquisition-Related Integration Costs

For the three months ended March 31, 2008 and 2007, the Company recorded the following reorganization and acquisition-related integration costs:

Three months ended March 31, 2008

(in millions)	Employee Terminations	Other Charges	Impairment	Total
Charged to Results of Operations:
Branded Consumables	$0.5	$0.7	$—	$1.2
Outdoor Solutions	3.3	3.7	—	7.0
Process Solutions	1.3	0.2	—	1.5
Corporate	—	1.0	—	1.0

Subtotal	5.1	5.6	—	10.7
Capitalized as a Cost of Acquisition:
Outdoor Solutions	0.3	—	—	0.3

	$5.4	$5.6	$—	$11.0

Three months ended March 31, 2007

(in millions)	Employee Terminations	Other Charges	Impairment	Total
Branded Consumables	$0.3	$1.5	$0.2	$2.0
Consumer Solutions	4.7	1.6	—	6.3
Outdoor Solutions	0.1	0.7	—	0.8

	$5.1	$3.8	$0.2	$9.1

Capitalized Reorganization and Acquisition- Related Integration Costs

In connection with the Acquisition, management approved and initiated plans to restructure the operations of K2. These plans were contemplated at the time of acquisition and include, in part, the elimination of certain duplicative functions and vacating redundant facilities in order to reduce the combined cost structure of the Company. The capitalized costs incurred during 2008 primarily relate to workforce reductions associated with the elimination of duplicative functions and other exit costs resulting from the Acquisition. These costs are recognized as a liability assumed in the Acquisition and are included in the allocation of the cost to acquire K2 and are accrued within the Outdoor Solutions segment.

Branded Consumables Segment

In 2007, the Company initiated a plan to consolidate certain non-manufacturing processes across the segment platform. This plan includes headcount reduction and facility consolidation. Prior to 2007, the Company began implementing a strategic plan to reorganize its Branded Consumables segment and thereby facilitate long-term cost savings and improve management and reporting capabilities. Specific cost savings initiatives include the utilization of certain shared distribution and warehousing services and information systems platforms and outsourcing the manufacturing of certain kitchen products. Employee termination charges for the three months ended March 31, 2008 and 2007 primarily relate to these plans and substantially all employees under this plan have been terminated as of March 31, 2008.

For the three months ended March 31, 2008, other charges primarily consist of professional fees. For the three months ended March 31, 2007 other charges primarily consist of facility closing costs ($0.9) and other costs, primarily related to professional fees ($0.6).

Consumer Solutions Segment Reorganization

As part of the acquisition of American Household, Inc. (the “AHI Acquisition”) and The Holmes Group, Inc. (the “THG Acquisition”) in 2005, it was determined that, due to similarities between the combined Consumer Solutions customer base, distribution channels and operations, significant cost savings could be achieved by integrating certain functions of these businesses, such as distribution and warehousing, information technology and certain administrative functions. In order to leverage a shared infrastructure, the Company initiated certain reorganization plans prior to 2007. This initiative was largely completed during 2007. Employee termination charges for the three months ended March 31, 2007 primarily relate to this plan. For the three months ended March 31, 2007, other costs consist primarily of professional fees.

As of March 31, 2008, approximately $12 of costs (primarily lease obligations) remain accrued for this initiative.

Outdoor Solutions Segment

During 2007, the Company initiated plans to integrate certain businesses acquired from K2 and Pure Fishing. This plan includes, in part, facility closings and headcount reductions. Employee termination charges for the three months ended March 31, 2008 relate to the implementation of these initiatives.

For the three months ended March 31, 2008, other charges, which result from the integration of K2 and Pure Fishing, include contract termination fees ($1.9), professional fees ($1.0) and other costs ($0.8), which are comprised primarily of moving costs.

As of March 31, 2008, $7.2 of severance and other employee benefit-related costs and $4.3 of other costs remain accrued for these initiatives.

Process Solutions Segment Reorganization

During 2007, the Company initiated a plan to consolidate manufacturing facilities related to the plastics business. The plan is expected to result in facility closures and headcount reductions. Employee termination charges for the three months ended March 31, 2008 primarily relate to this plan.

Corporate Reorganization and Acquisition-Related Integration Costs

For the three months ended March 31, 2008, other charges ($1.0) are primarily due to the integration of certain corporate functions related to the Acquisition.

The following table sets forth the details and the activity related to reorganization and acquisition-related integration costs as of and for the three months ended March 31, 2008 (in millions):

		Reorganization and Acquisition-related Integration Costs, net
	Accrual Balance at December 31, 2007	Capitalized as a Cost of Acquisition	Charged to Result of Operations	Payments	Foreign Currency and Other	Accrual Balance at March 31, 2008
Severance and other employee-related	$11.6	$0.3	$5.1	$(3.3)	$(0.9)	$12.8
Other costs	14.9	—	5.6	(5.9)	0.9	15.5

	$26.5	$0.3	$10.7	$(9.2)	$—	$28.3

14. Segment Information

The Company and its chief operating decision maker use “segment earnings” to measure segment operating performance. During the first quarter of 2008, the Company modified the composition of segment earnings to include stock-based compensation. All prior periods have been reclassified to conform to the current presentation. For comparative prior year annual data, see Exhibit 99.1 filed herein.

The Company reports four business segments: Outdoor Solutions, Consumer Solutions, Branded Consumables and Process Solutions. The Company’s sales are principally within the United States. The Company’s international operations are mainly based in Canada, China, Europe, Japan and Latin America.

In the Outdoor Solutions segment, the Company manufactures or sources, markets and distributes consumer active lifestyle products worldwide for use outside the home or away from the home under well-known brand names. The Company sells products for camping, backpacking, tailgating, outdoor cooking and other outdoor active lifestyle activities under the Campingaz® and Coleman® brand names. The Company sells personal flotation devices, water sports products and all-terrain vehicle equipment under brand names such as Stearns® , Sevylor®, Sospenders®, Hodgman®, and Mad Dog Gear®. The Company sells fishing equipment, under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Baseball, softball, football, basketball and lacrosse products are sold under brand names such as deBeer®, Gait by deBeer®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas™ , K2® , Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl®and 5150 Snowboards® . The Company also sells high performance technical outdoor apparel and equipment under brand names such as Adio®, Ex Officio® , Marmot® and Planet Earth®.

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

The Process Solutions segment consists primarily of the plastic business, which manufactures, markets and distributes a wide variety of plastic products, including jar closures, contact lens packaging, monofilament, plastic cutlery, refrigerator door liners, medical disposables and rigid packaging, and our zinc strip business, which is the largest producer of zinc strip and fabricated zinc products in North America, manufacturing a broad array of original equipment manufacturer (“OEM”) such as coinage blanks for the U.S. Mint, Royal Canadian Mint, and international markets. The monofilament business, which produces nylon and polyester monofilament line used in various products, including woven mats used by paper producers and weed trimmer cutting line, as well as fiberglass radio antennas for marine, citizen band and military applications, is also reported within this Process Solutions segment.

Segment information as of and for the three months ended March 31, 2008 and 2007 is as follows:

(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Three months ended March 31, 2008
Net sales	$169.1	$319.3	$658.3	$88.9	$(18.2)	$1,217.4	$—	$1,217.4

Segment earnings (loss)	$13.8	$37.1	$59.2	$9.1	$—	$119.2	$(22.1)	$97.1
Adjustments to reconcile to reported operating earnings (loss):
Reorganization and acquisition-related integration costs, net	(1.2)	—	(7.0)	(1.5)	—	(9.7)	(1.0)	(10.7)
Depreciation and amortization	(4.2)	(6.5)	(15.2)	(3.0)	—	(28.9)	(0.2)	(29.1)

Operating earnings (loss)	$8.4	$30.6	$37.0	$4.6	$—	$80.6	$(23.3)	$57.3

Other segment data:
Total assets	$1,064.1	$1,736.9	$2,905.7	$181.1	$—	$5,887.8	$91.0	$5,978.8

(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Three months ended March 31, 2007
Net sales	$181.2	$357.9	$212.9	$85.7	$(16.8)	$820.9	$—	$820.9

Segment earnings (loss)	$16.5	$39.6	$22.0	$7.4	$—	$85.5	$(17.2)	$68.3
Adjustments to reconcile to reported operating earnings (loss):
Reorganization and acquisition-related integration costs, net	(2.0)	(6.3)	(0.8)	—	—	(9.1)	—	(9.1)
Depreciation and amortization	(4.2)	(7.1)	(4.3)	(2.3)	—	(17.9)	(0.3)	(18.2)

Operating earnings (loss)	$10.3	$26.2	$16.9	$5.1	$—	$58.5	$(17.5)	$41.0

15. Condensed Consolidating Financial Statements

The Company’s 7 1/2% Senior Subordinated Notes are fully guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these Senior Subordinated Notes. Presented below is the condensed consolidating financial statements of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007.

Condensed Consolidating Statements of Income

	Three months ended March 31, 2008
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$773.7	$486.8	$(43.1)	$1,217.4
Costs and expenses	21.3	722.9	459.0	(43.1)	1,160.1

Operating (loss) earnings	(21.3)	50.8	27.8	—	57.3
Other expense, net	42.5	(5.7)	15.8	—	52.6
Equity in the income of subsidiaries	68.5	12.1	—	(80.6)	—

Net income (loss)	$4.7	$68.6	$12.0	$(80.6)	$4.7

	Three months ended March 31, 2007
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$597.2	$261.9	$(38.2)	$820.9
Costs and expenses	18.0	571.1	229.0	(38.2)	779.9

Operating (loss) earnings	(18.0)	26.1	32.9	—	41.0
Other expense, net	38.4	(11.7)	12.9	—	39.6
Equity in the income of subsidiaries	57.8	23.2	—	(81.0)	—

Net income (loss)	$1.4	$61.0	$20.0	$(81.0)	$1.4

Condensed Consolidating Balance Sheets

	As of March 31, 2008
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$69.1	$1,094.8	$1,479.8	$(0.7)	$2,643.0
Investment in subsidiaries	4,343.5	682.5	—	(5,026.0)	—
Non-current assets	132.1	3,460.8	306.8	(563.9)	3,335.8

Total assets	$4,544.7	$5,238.1	$1,786.6	$(5,590.6)	$5,978.8

Liabilities and stockholders’ equity
Current liabilities	$156.7	$557.9	$652.1	$(0.1)	$1,366.6
Non-current liabilities	2,828.0	403.2	385.5	(564.5)	3,052.2
Stockholders’ equity	1,560.0	4,277.0	749.0	(5,026.0)	1,560.0

Total liabilities and stockholders’ equity	$4,544.7	$5,238.1	$1,786.6	$(5,590.6)	$5,978.8

	As of December 31, 2007
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$67.3	$1,012.7	$1,470.9	$(0.7)	$2,550.2
Investment in subsidiaries	4,268.9	819.4	—	(5,088.3)	—
Non-current assets	97.5	3,530.0	255.2	(564.8)	3,317.9

Total assets	$4,433.7	$5,362.1	$1,726.1	$(5,653.8)	$5,868.1

Liabilities and stockholders’ equity
Current liabilities	$89.6	$606.7	$584.1	$—	$1,280.4
Non-current liabilities	2,805.5	513.4	295.7	(565.5)	3,049.1
Stockholders’ equity	1,538.6	4,242.0	846.3	(5,088.3)	1,538.6

Total liabilities and stockholders’ equity	$4,433.7	$5,362.1	$1,726.1	$(5,653.8)	$5,868.1

Condensed Consolidating Statements of Cash Flows

	Three months ended March 31, 2008
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$(562.3)	$531.4	$(0.6)	$—	$(31.5)
Financing activities:
Net change in short-term debt	54.3	—	32.7	—	87.0
Proceeds (payments) from (to) intercompany transactions	533.0	(513.7)	(19.3)	—	—
Proceeds from issuance of long-term debt	—	—	—	—	—
Payments on long-term debt	(11.7)	—	(0.1)	—	(11.8)
Issuance (repurchase) of common stock, net	(8.7)	—	—	—	(8.7)
Other	(0.1)	—	(2.5)	—	(2.6)

Net cash provided by (used in) financing activities	566.8	(513.7)	10.8	—	63.9

Investing Activities:
Additions to property, plant and equipment	(0.8)	(16.8)	(4.5)	—	(22.1)
Acquisition of business and consideration, net of cash acquired	(1.5)	—	(1.0)	—	(2.5)
Other	—	—	(6.8)	—	(6.8)

Net cash (used in) investing activities	(2.3)	(16.8)	(12.3)	—	(31.4)

Effect of exchange rate changes on cash	—	—	5.9	—	5.9

Net increase (decrease) in cash and cash equivalents	2.2	0.9	3.8	—	6.9
Cash and cash equivalents at beginning of period	59.3	10.7	150.5	—	220.5

Cash and cash equivalents at end of period	$61.5	$11.6	$154.3	$—	$227.4

	Three months ended March 31, 2007
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$(35.3)	$(15.6)	$(4.6)	$—	$(55.5)
Financing activities:
Net change in short-term debt	—	—	27.4	—	27.4
Proceeds (payments) from (to) intercompany transactions	11.0	25.6	(36.6)	—	—
Proceeds from issuance of long-term debt	650.0	—	—	—	650.0
Payments on long-term debt	(372.4)	(0.2)	(0.1)	—	(372.7)
Issuance (repurchase) of common stock, net	2.4	—	—	—	2.4
Other	(31.8)	—	—	—	(31.8)

Net cash provided by (used in) financing activities	259.2	25.4	(9.3)	—	275.3

Investing Activities:
Additions to property, plant and equipment	—	(12.2)	(2.8)	—	(15.0)
Acquisition of business, net of cash acquired	(16.0)	—	—	—	(16.0)
Other	—	(0.2)	—	—	(0.2)

Net cash (used in) investing activities	(16.0)	(12.4)	(2.8)	—	(31.2)

Effect of exchange rate changes on cash	—	—	0.3	—	0.3

Net increase (decrease) in cash and cash equivalents	207.9	(2.6)	(16.4)	—	188.9
Cash and cash equivalents at beginning of period	125.8	0.4	76.4	—	202.6

Cash and cash equivalents at end of period	$333.7	$(2.2)	$60.0	$—	$391.5

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

The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the Company’s Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a list of factors which could cause the Company’s actual results to differ materially from those projected in the Company’s forward-looking statements and certain risks and uncertainties that may affect the operations, performance and results of the Company’s businesses. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

The following “Overview” section is a brief summary of the significant items addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). Investors should read the relevant sections of this MD&A for a complete discussion of the items summarized below.

Overview

The Company and its chief operating decision maker use “segment earnings” to measure segment operating performance. During the first quarter of 2008, the Company modified the composition of segment earnings to include stock-based compensation. All prior periods have been reclassified to conform to the current presentation.

The Company reports four business segments: Outdoor Solutions, Consumer Solutions, Branded Consumables and Process Solutions. The Company’s sales are principally within the United States. The Company’s international operations are mainly based in Canada, China, Europe, Japan and Latin America.

In the Outdoor Solutions segment, the Company manufactures or sources, markets and distributes consumer active lifestyle products worldwide for use outside the home or away from the home under well-known brand names. The Company sells products for camping, backpacking, tailgating, outdoor cooking and other outdoor active lifestyle activities under the Campingaz® and Coleman® brand names. The Company sells personal flotation devices, water sports products and all-terrain vehicle equipment under brand names such as Stearns® , Sevylor®, Sospenders®, Hodgman®, and Mad Dog Gear®. The Company sells fishing equipment, under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp! ®, JRC™, Mitchell®, Penn®, Pflueger®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Baseball, softball, football, basketball and lacrosse products are sold under brand names such as deBeer®, Gait by deBeer®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas™ , K2® , Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl®and 5150 Snowboards® . The Company also sells high performance technical outdoor apparel and equipment under brand names such as Adio®, Ex Officio® , Marmot® and Planet Earth®.

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

In the Branded Consumables segment, the Company manufactures or sources, markets and distributes a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples including arts and crafts paint brushes, children’s card games, clothespins, collectible tins, firelogs and firestarters, home safety equipment, home canning jars, jar closures, kitchen matches, other craft items, plastic cutlery, playing cards and accessories, rope, cord and twine, storage and workshop accessories, toothpicks and other accessories. This segment markets its products under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, BRK®, Crawford®, Diamond®, Dicon®, First Alert®, Forster®, Hoyle®, KEM®, Kerr®, Lehigh®, Leslie-Locke®, Loew-Cornell® and Pine Mountain® brand names, among others.

The Process Solutions segment consists primarily of our plastic business, which manufactures, markets and distributes a wide variety of plastic products, including jar closures, contact lens packaging, monofilament, plastic cutlery, refrigerator door liners, medical disposables and rigid packaging, and the zinc strip business, which is the largest producer of zinc strip and fabricated zinc products in North America, manufacturing a broad array of original equipment manufacturer (“OEM”) such as coinage blanks for the U.S. Mint, Royal Canadian Mint, and international markets. The monofilament business, which produces nylon and polyester monofilament line used in various products, including woven mats used by paper producers and weed trimmer cutting line, as well as fiberglass radio antennas for marine, citizen band and military applications, is also reported within this Process Solutions segment.

Acquisitions

2007 Activity

On April 6, 2007, the Company acquired Pure Fishing, Inc. (“Pure Fishing”), a leading global provider of fishing tackle marketed under well-known fishing brands including Abu-Garcia®, Berkley®, Gulp!®, Mitchell®, Stren® and Trilene®. The consideration consisted of $300 million in cash, a $100 million five year subordinated note with a 2% coupon and a warrant exercisable into approximately 2.2 million shares of Jarden common stock with an initial exercise price of $45.32 per share (subject to adjustment as provided therein). In addition to the upfront purchase price, a contingent purchase price payment of up to $50 million based on the future financial performance of the acquired business may be paid and in April 2008, approximately $25 million of this amount was paid. The Company’s results of operations include the results of Pure Fishing from April 6, 2007.

On August 8, 2007 the Company acquired all the outstanding shares of K2 Inc. (the “Acquisition”), a leading provider of branded consumer products in the global sports equipment market in exchange for consideration of $10.85 in cash per share of K2 Inc. (“K2”) common stock and 0.1118 of a share of Jarden common stock for each share of K2 common stock issued and outstanding. The total value of the transaction, including debt assumed, was approximately $1.2 billion. The aggregate consideration to the K2 shareholders was approximately $701 million and was comprised of a cash payment of approximately $517 million and the issuance of approximately 5.3 million common shares of the Company with a fair value of approximately $184 million. The Company’s results of operations include the results of K2 from August 8, 2007.

The differences in the results from operations for 2008 versus 2007 are primarily due to the K2 and Pure Fishing acquisitions.

Results of Operations—Comparing 2008 to 2007

	Net Sales Three months ended March 31,
	2008	2007
	(in millions)
Branded Consumables	$169.1	$181.2
Consumer Solutions	319.3	357.9
Outdoor Solutions	658.3	212.9
Process Solutions	88.9	85.7
Intercompany eliminations	(18.2)	(16.8)

	$1,217.4	$820.9

Net sales for the three months ended March 31, 2008 increased $397 million, or 48.3%, to $1.2 billion versus the same period in the prior year. The overall increase in net sales was primarily due to the acquisitions of K2 and Pure Fishing businesses, which are in the process of being integrated into the legacy Outdoor Solutions business. Net sales in the Outdoor Solutions segment increased $445 million, driven by the inclusion of the acquired K2 and Pure Fishing businesses and organic growth in the legacy Coleman business (8.6%). The organic growth was primarily due to new product sales, favorable foreign currency translation and overall pricing and volume increases. Net sales in the Consumer Solutions segment decreased $38.6 million or 10.8%, which was primarily due to weakness in domestic sales in most categories, primarily as result of overall economic weakness at retail and a decline in sales of certain product lines ahead of new product introductions, partially offset by increased demand and improved pricing internationally. Net sales in the Branded Consumables segment decreased $12.1 million or 6.7%, which is mainly attributed to overall weakness at retail, primarily at domestic home improvement retailers. The Process Solutions segment grew 3.7% on a year over year basis, primarily due to the inclusion of the K2 monofilament business, partially offset by a decline in the zinc business, primarily due to lower coinage sales, which is typical in a recessionary environment.

Cost of sales increased $270 million to $890 million for the three months ended March 31, 2008 versus the same period in the prior year, primarily due to the acquisitions of K2 and Pure Fishing. Cost of sales as a percentage of net sales improved from 75.5% for the three months ended March 31, 2007 to 73.1% for the three months ended March 31, 2008. The improvement is primarily due to higher margins from acquired businesses and benefits from prior reorganization and integration programs, partially offset by increased commodity and transportation costs.

Selling, general and administrative expenses increased $109 million to $260 million for the three months ended March 31, 2008 versus the same period in the prior year. The increase was primarily due to acquisitions of K2 and Pure Fishing.

Reorganization and acquisition-related integration costs, net, increased by $1.6 million to $10.7 million for the three months ended March 31, 2008 versus the same period in the prior year. The majority of these charges ($7.0 million) relate to ongoing integration-related activities at Outdoor Solutions principally as a result of the K2 and Pure Fishing acquisitions. The Company also recorded reorganization and acquisition-related integration costs incurred during the three months ended March 31, 2008 within the Branded Consumables and Process Solutions segments that primarily related to the consolidation of manufacturing facilities and headcount reductions. The 2007 reorganization and acquisition-related integration costs related primarily to Consumer Solutions; there were no costs in the first quarter of 2008 as this reorganization has been completed.

Net interest expense increased by $21.2 million to $46.2 million for the three months ended March 31, 2008 versus the same prior year period. This increase was principally due to higher levels of outstanding debt versus the same prior year period. The weighted average interest rate for 2008 decreased to 6.7% from 7.0% in 2007.

The Company’s reported tax rate for the three months ended March 31, 2008 was approximately 58%. The increase from the statutory tax rate to the reported rate results principally from U.S. tax expense recognized during the three months ended March 31, 2008 on undistributed foreign income recognized during the first quarter of 2008 for U.S. tax purposes.

Net income for the three months ended March 31, 2008 increased $3.3 million to $4.7 million versus the same period in the prior year. For the three months ended March 31, 2008 earnings per share were $0.06 per diluted share versus earnings of $0.02 per diluted share for the three months ended March 31, 2007. The increase in net income was primarily due to the charge recorded in 2007 related to the loss on early extinguishment of debt ($14.7 million), partially offset by increased reorganization and acquisition-related integration costs ($1.6 million) and incremental acquisition-related interest expense recorded in 2008.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company believes that its cash and cash equivalents, cash generated from operations and the availability under its senior credit facility and the credit facilities of certain foreign subsidiaries as of March 31, 2008, provide sufficient liquidity to support working capital requirements, planned capital expenditures, completion of current and future reorganization and acquisition-related integration programs, and servicing debt obligations.

Net cash used in operating activities was $31.5 million for the three months ended March 31, 2008, compared to net cash used in operating activities of $55.5 million for the same period last year. The improvement is primarily due to favorable working capital movements.

Net cash provided by financing activities for the three months ended March 31, 2008 and 2007 was $63.9 million and $275 million, respectively. The change is primarily due to the issuance of long-term debt during the first quarter of 2007 ($650 million), partially offset by long-term debt payments ($373 million) in 2007 and an incremental increase in short-term debt in 2008 ($60 million).

Net cash used in investing activities for the three months ended March 31, 2008 was $31.4 million versus $31.2 million for the same period in 2007. For the three months ended March 31, 2008, capital expenditures were $22.1 million versus $15 million for the same period in 2007. The Company has historically maintained capital expenditures at less than 2% of net sales and expects that capital expenditures for 2008 will be consistent with this threshold. Cash used for the acquisition of businesses and consideration paid for the three months ended March 31, 2008 was $2.5 million versus $16 million for the same period in 2007.

CAPITAL RESOURCES

At March 31, 2008, there was $55 million outstanding under the revolving credit portion of the Company’s senior credit facility (the “Facility”). At March 31, 2008, net availability under the Facility was approximately $142 million, after deducting approximately $28 million of outstanding letters of credit. The Company is required to pay commitment fees on the unused balance of the revolving credit facility. At March 31, 2008, the annual commitment fee on unused balances was 0.375%.

The Company maintains a $250 million receivables purchase agreement, which is subject to annual renewal, bears interest at a margin over the commercial paper rate and is accounted for as a borrowing. Under this agreement, substantially all of the Company’s Outdoor Solutions, Consumer Solutions and Branded Consumables domestic accounts receivable are sold to a special purpose entity, Jarden Receivables, LLC (“JRLLC”), which is a wholly-owned consolidated subsidiary of the Company. JRLLC funds these purchases with borrowings under a loan agreement, secured by the accounts receivable. There is no recourse to the Company for the unpaid portion of any loans under this loan agreement. The securitization facility is reflected as a short-term borrowing on the Company’s balance sheet because the term of the loan agreement, subject to annual renewals, currently runs until August, 2008. The facility will be drawn upon and repaid as needed to fund general corporate purposes. The Company currently intends to renew this securitization facility as it did in 2007; however, should it not be renewed, the Company will seek alternative financing. At March 31, 2008 the Company’s securitization facility was fully utilized with outstanding borrowings totaling $250 million. The Company is required to pay commitment fees of 0.25% per annum on any unused balance of the $250 million securitization facility.

Certain foreign subsidiaries of the Company maintain working capital lines of credits with their respective local financial institutions for use in operating activities. At March 31, 2008, the aggregate amount available under these lines of credit totaled approximately $85 million.

During January 2008, the Company entered into an additional $200 million notional amount swap agreement that exchanges variable interest rates (LIBOR) for a 3.7% fixed rate of interest over the term of the agreement, which matures on December 31, 2010. The Company has designated this swap as a cash flow hedge of the interest rate risk attributable to forecasted variable interest (LIBOR) payments.

The Company was not in default of any of its debt covenants at March 31, 2008.

The Company maintains cash balances which at times may be significant, at various international subsidiaries. At March 31, 2008, approximately $63 million of this may be subject to certain availability restrictions. The Company does not believe that such restrictions will materially affect the Company’s liquidity, nor does the Company rely on these cash balances to fund operations outside of the country where the cash was generated.

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

Cash Flow Hedges

At March 31, 2008, the Company had approximately $1.1 billion of notional amount outstanding in swap agreements that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income. The fair market value of these swaps was a liability of $37.8 million at March 31, 2008.

As a result of the Pure Fishing acquisition, the Company became a counterparty to a $100 million notional amount in swap agreements that exchange variable interest rates (LIBOR) for fixed rates of interest over the term of the agreements. These swaps are not designated as effective hedges and the fair market value gains or losses are included in the results of operations. At March 31, 2008, the weighted average fixed rate of interest and weighted average remaining term of these swaps was approximately 3.95% and 0.9 years, respectively. The fair market value of these swaps was a liability of $1.9 million at March 31, 2008.

Fair Value Hedges

At March 31, 2008, the Company had a $27.9 million notional amount cross-currency swap outstanding that exchanges Canadian dollars for U.S. dollars. This swap exchanges the variable interest rate bases of the U.S. dollar balance (3-month U.S. LIBOR plus a spread of 175 basis points) and the equivalent Canadian dollar balance (3-month CAD BA plus a spread of 192 basis points). This swap is designated as fair value hedge on a U.S dollar based term loan of a Canadian subsidiary. The fair market value of this cross-currency swap March 31, 2008 was a liability of $4.5 million, with a corresponding offset to long-term debt.

Forward Foreign Currency Contracts

The Company uses forward foreign currency contracts (“foreign currency contracts”) to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statement of operations as the underlying hedged item. At March 31, 2008, the Company had approximately $249 million notional amount of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases and sales and mature through 2009. At March 31, 2008, the fair market value of these contracts was a net liability of $6.8 million.

At March 31, 2008, the Company had outstanding approximately $24.2 million notional amount of foreign currency contracts that are not designated as effective hedges and have maturity dates through 2008. Fair market value gains or losses are included in the results of operations. The fair market value of these foreign currency contracts was a net liability of $0.3 million at March 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In general, business enterprises can be exposed to market risks including fluctuations in commodity prices, foreign currency values, and interest rates that can affect the cost of operating, investing and financing. The Company’s exposures to these risks are moderate. The Company’s plastic consumables business purchases resin from regular commercial sources of supply and, in most cases, multiple sources. The supply and demand for plastic resins is subject to cyclical and other market factors. With many of our external customers, we have the ability to pass through price increases with an increase in our selling price and certain of our external customers purchase the resin used in products we manufacture for them. The Company’s zinc business has sales arrangements with a majority of its customers such that sales are priced either based upon supply contracts that provide for fluctuations in the price of zinc to be passed on to the customer or are conducted on a tolling basis whereby customers supply zinc to the Company for processing. Such arrangements as well as the zinc business utilizing forward buy contracts reduce the exposure of this business to changes in the price of zinc.

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

On August 8, 2007 the Company acquired all the outstanding shares K2, a publicly traded company. The Company considers the acquisition of K2 material to the results of its operations, financial position and cash flows from the date of acquisition through March 31, 2008 and considers the controls and procedures of K2 to be reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company has excluded from its assessment of and conclusion on the effectiveness of internal control over financial reporting K2’s internal controls over financial reporting for fiscal year 2007.

On April 6, 2007, the Company completed the acquisition of Pure Fishing, a privately held company. The Company considers the controls and procedures of Pure Fishing to be reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company has excluded from its assessment of and conclusion on the effectiveness of internal control over financial reporting Pure Fishing’s internal controls over financial reporting for fiscal year 2007.

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

In addition to ongoing environmental compliance at its operations, the Company also is actively engaged in environmental remediation activities, the majority of which relate to divested operations and sites. Various of the Company’s subsidiaries have been identified by the EPA or a state environmental agency as a PRP pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law at various sites (collectively, the “Environmental Sites”). The Company has established reserves to cover the anticipated probable costs of investigation and remediation, based upon periodic reviews of all sites for which they have, or may have, remediation responsibility. The Company accrues environmental investigation and remediation costs when it is probable that a liability has been incurred, the amount of the liability can be reasonably estimated and their responsibility for the liability is established. Generally, the timing of these accruals coincides with the earlier of formal commitment to an investigation plan, completion of a feasibility study or a commitment to a formal plan of action. The Company accrues its best estimate of investigation and remediation costs based upon facts known at such dates and because of the inherent difficulties in estimating the ultimate amount of environmental costs, which are further described below, these estimates may materially change in the future as a result of the uncertainties described below. Estimated costs, which are based upon experience with similar sites and technical evaluations, are judgmental in nature and are recorded at discounted amounts without considering the impact of inflation and are adjusted periodically to reflect changes in applicable laws or regulations, changes in available technologies and receipt by the Company of new information. It is difficult to estimate the ultimate level of future environmental expenditures due to a number of uncertainties surrounding environmental liabilities. These uncertainties include the applicability of laws and regulations, changes in environmental remediation requirements, the enactment of additional regulations, uncertainties surrounding remediation procedures including the development of new technology, the identification of new sites for which various of the Company’s subsidiaries could be a PRP, information relating to the exact nature and extent of the contamination at each Environmental Site and the extent of required cleanup efforts, the uncertainties with respect to the ultimate outcome of issues which may be actively contested and the varying costs of alternative remediation strategies.

Due to the uncertainty described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of March 31, 2008.

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

The lead plaintiffs filed an amended consolidated complaint on August 25, 2006 naming the Company, Consumer Solutions and certain officers of the Company as defendants (collectively “Defendants”) and containing substantially the same allegations as in the initial complaints. On October 20, 2006, Defendants filed a motion to dismiss the consolidated amended complaint. On May 31, 2007, the Court issued an opinion denying Defendants’ motion to dismiss. On July 3, 2007, Defendants filed a Motion for Reconsideration of the order denying Defendants’ motion to dismiss. On September 5, 2007, the court granted Defendants’ motion for reconsideration, but reaffirmed its May 31, 2007 denial of Defendants’ motion to dismiss. Defendants answered the amended consolidated complaint on July 10, 2007. On September 10, 2007, Plaintiffs moved for class certification. On March 6, 2008, the Court issued an opinion certifying a class comprised of purchasers of the Company’s common stock during the period from June 29, 2005 through January 11, 2006.

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

Sale of K2 Inc. to Jarden Corporation

City of Roseville Employees’ Retirement System v. K2 Inc., et al.

This case was filed on May 4, 2007 by a shareholder of K2 on behalf of itself and a putative class of shareholders against K2 and the members of its Board of Directors seeking to enjoin the merger transaction (the “Merger”) between K2 and a wholly owned subsidiary of the Company on the purported grounds that the members of the Board of Directors of K2 allegedly breached fiduciary duties to the K2 shareholders in connection with the negotiation and structure of the Merger as well as the disclosures made by K2 to shareholders in its proxy. On July 30, 2007, K2 announced that it and the City of Roseville Employees’ Retirement System agreed to a settlement in principle of the litigation pursuant to which K2 made certain disclosures regarding the transaction in its proxy materials sent to shareholders and reports filed with the SEC and amended the merger agreement to reduce from $27.5 to $24 the termination fee that would have been payable by K2 to the Company under certain circumstances in the event that the merger agreement had been terminated. The settlement, which includes full releases of all the defendants as well as the Company, was approved by the California Superior Court on April 9, 2008. A companion case brought by Steamfitters Local 449 Pension & Retirement Security Funds has been dismissed.

Other

In connection with the sale of its Anthony Pools Division, K2 received certain distributions in 1997 and 1998 from a corporation in which it held a minority interest. On March 30, 2007, K2 received a notice of liability from the Internal Revenue Service asserting transferee liability for federal income taxes of this corporation totaling $16.5. K2 has contested the notice of liability by filing a petition in United States Tax Court and intends to defend itself, by among other things, seeking contribution from other shareholders of this corporation. At this time, K2 is continuing to gather information related to this matter.

Item 1A.	Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company during the three months ended March 31, 2008, of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Plan (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (1)
January 1 – January 31, 2008	485,346	$21.73	1,580,781	$60,335,000
February 1 – February 29	—	—	—	$60,335,000
March 1 – March 31	—	—	—	$60,335,000

Total	485,346	$21.73	1,580,781

(1)	On November 8, 2007, the Company announced that its Board of Directors has authorized a new stock repurchase program that would allow the Company to repurchase up to $100 million of its common stock.

Item 6.	Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Jarden Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 15, 2005, and incorporated herein by reference).

3.4	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 19, 2007, and incorporated herein by reference).

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Reclassified Segment Information for the years ended December 31, 2007, 2006 and 2005.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 8, 2008

JARDEN CORPORATION (Registrant)

By:	/s/ Richard T. Sansone
Name:	Richard T. Sansone
Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Reclassified Segment Information for the years ended December 31, 2007, 2006 and 2005.

*	Filed herewith