Form 10-Q
period 2008-06-30
JARDEN CORP
filed 2008-07-31
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Small reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2008
Common Stock, par value $0.01 per share	76,504,617 shares

JARDEN CORPORATION

Quarterly Report on Form 10-Q

For the three and six months ended June 30, 2008

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net sales	$1,360.0	$1,050.1	$2,577.4	$1,871.0
Cost of sales	979.2	787.0	1,868.8	1,406.6

Gross profit	380.8	263.1	708.6	464.4
Selling, general and administrative	256.5	190.6	516.3	341.8
Reorganization and acquisition-related integration costs, net	11.1	9.4	21.8	18.5

Operating earnings	113.2	63.1	170.5	104.1
Interest expense, net	42.6	32.7	88.8	57.7
Loss on early extinguishment of debt	—	0.9	—	15.7

Income before taxes	70.6	29.5	81.7	30.7
Income tax provision	27.6	12.8	34.0	12.6

Net income	$43.0	$16.7	$47.7	$18.1

Earnings per share:
Basic	$0.57	$0.24	$0.63	$0.26
Diluted	$0.56	$0.23	$0.62	$0.25
Weighted average shares outstanding:
Basic	75.3	69.5	75.2	69.3
Diluted	76.4	71.9	76.3	71.2

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)

	June 30, 2008	December 31, 2007
Assets:
Cash and cash equivalents	$255.0	$220.5
Accounts receivable, net of allowances of $57.7 and $72.3 at June 30, 2008 and December 31, 2007, respectively	894.2	978.5
Inventories	1,258.1	1,126.2
Deferred taxes on income	155.1	140.5
Prepaid expenses and other current assets	110.5	84.5

Total current assets	2,672.9	2,550.2

Property, plant and equipment, net	527.3	510.9
Goodwill	1,678.5	1,610.8
Intangibles, net	1,056.4	1,126.6
Other assets	80.9	69.6

Total assets	$6,016.0	$5,868.1

Liabilities:
Short-term debt and current portion of long-term debt	$341.9	$297.8
Accounts payable	466.8	439.3
Accrued salaries, wages and employee benefits	135.5	134.6
Taxes on income	18.8	20.9
Other current liabilities	389.2	387.8

Total current liabilities	1,352.2	1,280.4

Long-term debt	2,464.2	2,449.5
Deferred taxes on income	326.9	335.2
Other non-current liabilities	251.0	264.4

Total liabilities	4,394.3	4,329.5

Contingencies (see Note 8)	—	—
Stockholders’ equity:
Preferred stock ($0.01 par value, 5.0 shares authorized, no shares issued and outstanding at June 30, 2008 and December 31, 2007)	—	—
Common stock ($0.01 par value, 150.0 shares authorized, 78.4 shares issued at June 30, 2008 and December 31, 2007)	0.8	0.8
Additional paid-in capital	1,253.8	1,246.5
Retained earnings	336.5	288.8
Accumulated other comprehensive income	79.1	47.5
Less: Treasury stock (1.9 and 1.6 shares, at cost, at June 30, 2008 and December 31, 2007, respectively)	(48.5)	(45.0)

Total stockholders’ equity	1,621.7	1,538.6

Total liabilities and stockholders’ equity	$6,016.0	$5,868.1

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$47.7	$18.1
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	58.9	38.9
Other non-cash items	25.7	10.7
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	98.2	42.6
Inventory	(123.0)	(66.9)
Accounts payable	21.5	19.7
Other assets and liabilities	(62.2)	(45.2)

Net cash provided by operating activities	66.8	17.9

Cash flows from financing activities:
Net change in short-term debt	48.7	58.7
Proceeds from issuance of long-term debt	25.0	650.0
Payments on long-term debt	(16.2)	(393.7)
Proceeds from issuance of stock, net of transaction fees	1.9	10.2
Repurchase of common stock and shares tendered for taxes	(10.9)	(24.9)
Debt issuance and settlements costs	(2.2)	(31.9)
Other	(2.5)	(1.1)

Net cash provided by financing activities	43.8	267.3

Cash flows from investing activities:
Additions to property, plant and equipment	(45.3)	(37.3)
Acquisition of businesses and consideration, net of cash acquired	(29.1)	(331.9)
Other	(7.4)	(31.2)

Net cash used in investing activities	(81.8)	(400.4)

Effect of exchange rate changes on cash	5.7	0.3

Net increase (decrease) in cash and cash equivalents	34.5	(114.9)
Cash and cash equivalents at beginning of period	220.5	202.6

Cash and cash equivalents at end of period	$255.0	$87.7

Supplemental cash disclosures:
Taxes paid	$37.6	$31.4
Interest paid	86.1	52.6

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Jarden Corporation (the “Company” or “Jarden”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all adjustments that are, in the opinion of management, normal and recurring and necessary for a fair presentation of the results for the interim period. The Condensed Consolidated Balance Sheet at December 31, 2007 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2007. All significant intercompany transactions have been eliminated in consolidation. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year.

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

Stock-based Compensation

Stock-based compensation costs, which are included in selling, general and administrative expenses, were $4.7 and $10.3 for the three months ended June 30, 2008 and 2007, respectively, and $10.7 and $17.1 for the six months ended June 30, 2008 and 2007, respectively.

New Accounting Standards

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 clarifies how FASB Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the provisions of SFAS 163 will have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 provides a framework for selecting accounting principles for financial statements that are presented in conformity with GAAP. The Company does not expect that the provisions of SFAS 162 will result in a change in accounting practice for the Company.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. 14-1, “Accounting for Convertible Debt that May be Settled in Cash Upon Conversion (Including Partial Settlement)”, (“FSP 14-1”). FSP 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. FSP 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact the provisions of FSP 14-1 will have on the consolidated financial position, results of operations or cash flows of the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires that a Company with derivative instruments disclose information to enable users of the financial statements to understand: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. As such, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 shall be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application of SFAS 161 is encouraged. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, the adoption of SFAS 161 will not affect the consolidated financial position, results of operations or cash flows of the Company.

Adoption of New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Effective January 1, 2008, the Company adopted the provisions of SFAS 157 related to financial assets and liabilities, as well as other assets and liabilities carried at fair value on a recurring basis. These provisions, which have been applied prospectively, did not have a material impact on the Company’s consolidated financial statements (see Note 10 for disclosures related to the adoption of SFAS 157). Certain other provisions of SFAS 157 related to other nonfinancial assets and liabilities will be effective for the Company on January 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact the provisions of SFAS 157 related to other nonfinancial assets and liabilities will not affect the consolidated financial position, results of operations or cash flows of the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 155” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also established presentation and disclosure requirements designed to facilitate comparisons that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS 159 effective January 1, 2008 and did not elect the fair value option established by SFAS 159. As such, the adoption had no impact on the consolidated financial position, results of operations or cash flows of the Company.

2. Inventories

Inventories are comprised of the following at June 30, 2008 and December 31, 2007:

(in millions)	June 30, 2008	December 31, 2007
Raw materials and supplies	$224.8	$203.5
Work in process	85.5	61.5
Finished goods	947.8	861.2

Total inventories	$1,258.1	$1,126.2

3. Property, Plant and Equipment

Property, plant and equipment, net, consist of the following at June 30, 2008 and December 31, 2007:

(in millions)	June 30, 2008	December 31, 2007
Land	$39.0	$32.0
Buildings	207.9	168.2
Machinery and equipment	668.8	642.7

	915.7	842.9
Less: Accumulated depreciation	(388.4)	(332.0)

Total property, plant and equipment, net	$527.3	$510.9

Depreciation of property, plant and equipment was $25.8 and $18.1 for the three months ended June 30, 2008 and 2007, respectively, and $50.9 and $34.6 for the six months ended June 30, 2008 and 2007, respectively.

4. Acquisitions

On August 8, 2007, the Company acquired all the outstanding shares of K2, a leading provider of branded consumer products in the global sports equipment market, in exchange for consideration of $10.85 in cash per share of K2 common stock and 0.1118 of a share of Jarden common stock for each share of K2 common stock issued and outstanding. The total value of the transaction, including debt assumed, was approximately $1.2 billion. The Acquisition was recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed based on their estimated fair values at the date of the Acquisition. The excess of the cost of the Acquisition over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. The valuation of assets and liabilities has been determined and the purchase price has been allocated as follows:

(in millions):
Accounts receivable	$316.8
Inventories	507.1
Current deferred tax asset	17.4
Other current assets	31.4
Property, plant and equipment	156.8
Intangible assets	171.9
Goodwill	279.9
Other assets	11.8
Other current liabilities	(276.6)
Long-term debt	(401.8)
Other liabilities	(30.6)
Non-current deferred tax liability	(5.4)

Total purchase price, net of cash acquired	$778.7

Pro forma results

The following unaudited pro forma financial information presents the combined results of operations of the Company and K2 as if the Acquisition had occurred at January 1, 2007. The pro forma results presented below for the three and six months ended June 30, 2007 combine the historical results of the Company and K2 for the three and six months ended June 30, 2007. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the Acquisition been completed as of the beginning of the period presented and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at the statutory tax rate of 39.5%.

(in millions, except per share data)	Three months ended June 30, 2007	Six months ended June 30, 2007
Net sales	$1,365.5	$2,559.1
Net income (loss)	4.4	(55.8)
Net income (loss) per share:
Basic:	$0.06	$(0.75)
Diluted:	$0.06	$(0.75)

The unaudited pro forma financial information for the three and six months ended June 30, 2007 includes $1.4 and $2.8, respectively, for the amortization of purchased intangibles from the Acquisition. The unaudited pro forma financial information for the six months ended June 30, 2007, also includes $99.3 of non-recurring charges related to the Acquisition for the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory and other transaction costs.

5. Goodwill and Intangibles

Goodwill activity for the six months ended June 30, 2008 is as follows:

(in millions)	Net Book Value at December 31, 2007	Additions	Purchase Accounting Adjustments(1)	Foreign Exchange and Other Adjustments	Net Book Value at June 30, 2008
Branded Consumables	$496.3	$—	$—	$9.5	$505.8
Consumer Solutions	484.2	—	—	1.7	485.9
Outdoor Solutions	630.3	—	49.0	(2.8)	676.5
Process Solutions	—	0.6	9.7	—	10.3

	$1,610.8	$0.6	$58.7	$8.4	$1,678.5

Intangible asset activity for the six months ended June 30, 2008 is as follows:

(in millions)	Gross Carrying Amount at December 31, 2007	Additions	Purchase Accounting Adjustments(1)	Accumulated Amortization and Foreign Exchange	Net Book Value at June 30, 2008	Amortization Periods (years)
Patents	$0.1	$5.5	$—	$(0.2)	$5.4	12-30
Non-compete agreements	1.7	—	—	(1.4)	0.3	3-5
Manufacturing process and expertise	32.0	—	(1.2)	(12.2)	18.6	3-7
Brand names	4.3	—	(2.4)	(0.3)	1.6	4-10
Customer relationships and distributor channels	146.2	—	(2.3)	(12.1)	131.8	10-25
Trademarks and tradenames	960.4	—	(62.3)	0.6	898.7	indefinite

	$1,144.7	$5.5	$(68.2)	$(25.6)	$1,056.4

(1)	Comprised primarily of purchase accounting adjustments based upon the final determination of the K2 purchase price allocation (see Note 4).

Amortization of intangibles was $4.0 and $2.6 for the three months ended June 30, 2008 and 2007, respectively, and $8.0 and $4.3 for the six months ended June 30, 2008 and 2007, respectively.

6. Warranty Reserve

The warranty reserve activity for the six months ended June 30, 2008 is as follows:

(in millions)	2008
Warranty reserve at January 1,	$88.8
Acquisitions and other adjustments	0.1
Provisions for warranties issued, net	54.8
Warranty claims paid	(64.0)

Warranty reserve at June 30,	$79.7

7. Debt and Derivative Financial Instruments

Debt is comprised of the following at June 30, 2008 and December 31, 2007:

(in millions)	June 30, 2008	December 31, 2007
Senior Credit Facility Term Loans	$1,680.5	$1,664.0
Revolving Credit Facility	—	—
7 1/2% Senior Subordinated Notes due 2017	650.0	650.0
Securitization Facility due 2008	250.0	250.0
2% Subordinated Note due 2012	95.5	94.9
5% Convertible Debentures due 2010	3.1	12.4
Non-U.S. borrowings	119.1	68.0
Other (primarily capital leases)	7.9	8.0

Total debt	2,806.1	2,747.3

Less: current portion	(341.9)	(297.8)

Total long-term debt	$2,464.2	$2,449.5

During January 2008, the Company entered into an additional $200 notional amount swap agreement that exchanges variable interest rates (LIBOR) for a 3.7% fixed rate of interest over the term of the agreement, which matures on December 31, 2010. The Company has designated this swap as a cash flow hedge of the interest rate risk attributable to forecasted variable interest (LIBOR) payments.

During May 2008, the Company borrowed an additional $25 from an existing term loan under its senior credit facility. This term loan matures in 2012 and bears interest at LIBOR plus 250 basis points.

Also in May 2008, in order to mitigate the effect that the rising cost of crude oil has on the cost of certain of the Company’s raw materials, the Company entered into a combination of derivative financial instruments on approximately 113,000 barrels of crude oil that mature on September 30, 2008. These derivatives provide the Company with maximum cost certainty, while also allowing the Company to benefit should the cost of crude oil fall below certain dollar per barrel levels. These derivatives are not designated as effective hedges for accounting purposes.

Fair market value gains or losses are included in the results of operations and as of June 30, 2008 their aggregate fair market value was an asset of $1.7.

In July 2008, the Company entered into an amendment of its securitization facility, which is subject to annual renewal, that extended it for another year until July 13, 2009. Following the renewal, the borrowing rate margin is 150 basis points and the unused line fee is 0.50% per annum.

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

Due to the uncertainty described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of June 30, 2008.

The Company believes that the costs of completing environmental remediation of all sites for which the Company has a remediation responsibility have been adequately reserved and that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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

Other

In connection with the sale of its Anthony Pools Division, K2 received certain distributions in 1997 and 1998 from a corporation in which it held a minority interest. On March 30, 2007, K2 received a notice of liability from the Internal Revenue Service asserting transferee liability for federal income taxes of this corporation totaling $16.5. K2 has contested the notice of liability by filing a petition in United States Tax Court. On May 20, 2008, K2 filed a Motion for Partial Summary Judgment on the grounds that the statute of limitations applicable for assessing tax attributable to certain partnership and affected items of the alleged transferor, which items made up most of the asserted liabilities, had expired. On June 24, 2008, the Internal Revenue Service filed a Notice of No Objection to K2’s Motion for Partial Summary Judgment agreeing that the applicable statute of limitations had expired. On July 15, 2008, the Court granted K2’s motion. K2 believes that the ultimate conclusion of any remaining issues in this case will not be material to the Company. However, K2 intends to continue to defend itself with respect to any remaining issues in this case, by among other things, seeking contribution from other shareholders of this corporation. K2 is continuing to gather information related to this matter.

9. Taxes on Income

The following table sets forth the details and the activity related to unrecognized tax benefits as of and for the six months ended June 30, 2008:

(in millions)	2008
Unrecognized tax benefits, January 1,	$96.7
Increases (decreases from):
Tax positions taken during the current period	3.8
Tax positions taken during a prior period	—
Settlements with taxing authorities	(9.7)
Other	0.7

Unrecognized tax benefits, June 30,	$91.5

During 2008, the change in the unrecognized tax benefits primarily relates to the settlement of the Company’s 2003 and 2004 domestic audits and audit settlements of certain foreign subsidiaries for pre-acquisition periods of K2. At June 30, 2008, the amount of gross unrecognized tax benefits that, if recognized, would affect the reported tax rate is approximately $32.9, and the amount of gross unrecognized tax benefits as a result of purchase accounting is approximately $58.6. At June 30, 2008, the Company believes it has no tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits may significantly change within twelve months.

10. Fair Value Measurements

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

Level 3: Unobservable inputs that are not corroborated by observable market data.

The following table summarizes assets and liabilities that are measured at fair value on a recurring basis at June 30, 2008:

	June 30, 2008 Fair Value Asset (Liability)
(in millions)	Level 1	Level 2	Total
Derivatives:
Assets	$—	$2.1	$2.1
Liabilities	—	(25.5)	(25.5)
Available for sale securities	10.8	—	10.8

Derivative assets and liabilities relate to interest rate swaps, foreign currency contracts and commodity contracts. Fair values are based on market prices obtained from independent brokers or determined using valuation models that use as their basis readily observable market data that is actively quoted and can be validated through external sources, including independent pricing services, brokers and market transactions. Available for sale securities are valued based on quoted market prices in actively traded markets.

11. Earnings Per Share

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2008	2007	2008	2007
Net income, as reported	$43.0	$16.7	$47.7	$18.1

Weighted average shares outstanding:
Basic	75.3	69.5	75.2	69.3
Dilutive share-based awards	1.1	2.4	1.1	1.9

Diluted	76.4	71.9	76.3	71.2

Earnings per share:
Basic	$0.57	$0.24	$0.63	$0.26
Diluted	$0.56	$0.23	$0.62	$0.25

Stock options and warrants to purchase 3.4 million and 2.2 million shares of the Company’s common stock at June 30, 2008 and 2007, respectively, had exercise prices that exceeded the average market price of the Company’s common stock for the three months ended June 30, 2008 and 2007. As such, these share-based awards did not affect the computation of diluted earnings per share.

12. Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2008	2007	2008	2007
Net income	$43.0	$16.7	$47.7	$18.1
Unrealized gain on investment	—	0.6	0.2	0.6
Derivative financial instruments	14.8	(1.9)	(0.3)	(3.5)
Foreign currency translation	0.7	8.1	32.5	11.2
Accrued benefit costs	(0.5)	(0.1)	(0.8)	(0.1)

Comprehensive income	$58.0	$23.4	$79.3	$26.3

13. Employee Benefit Plans

Components of Net Periodic Costs

Pension Benefits

	Three months ended June 30,
	2008			2007
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$—	$0.3	$0.3	$0.1	$0.2	$0.3
Interest cost	4.6	0.5	5.1	3.6	0.1	3.7
Expected return on plan assets	(4.6)	(0.3)	(4.9)	(3.2)	(0.1)	(3.3)
Amortization, net	—	—	—	0.1	—	0.1

Net periodic cost	$—	$0.5	$0.5	$0.6	$0.2	$0.8

	Six months ended June 30,
	2008			2007
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$0.1	$0.5	$0.6	$0.2	$0.3	$0.5
Interest cost	9.1	1.0	10.1	7.1	0.3	7.4
Expected return on plan assets	(9.2)	(0.6)	(9.8)	(6.4)	(0.2)	(6.6)
Amortization, net	—	—	—	0.2	—	0.2

Net periodic cost	$—	$0.9	$0.9	$1.1	$0.4	$1.5

Postretirement Benefits

	Three months ended June 30,		Six months ended June 30,
(in millions)	2008	2007	2008	2007
Service cost	$—	$0.1	$0.1	$0.2
Interest cost	0.3	0.3	0.5	0.6
Amortization, net	(0.3)	(0.2)	(0.6)	(0.4)

Net periodic cost	$—	$0.2	$—	$0.4

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

The Company is required to adopt the measurement date provisions of SFAS 158 for the year ending December 31, 2008 and will use the second transition approach as defined by SFAS 158. This transition approach allows the Company to estimate the effects of the change by use of the measurements determined at September 30, 2007, as well as those used for the year ended December 31, 2007. The Company does not expect the adoption of the measurement date provisions of SFAS 158 to have a material affect on the consolidated financial position, results of operations or cash flows of the Company.

14. Reorganization and Acquisition-Related Integration Costs

For the three and six months ended June 30, 2008 and 2007, the Company recorded the following reorganization and acquisition-related integration costs:

	Three months ended June 30, 2008
(in millions)	Employee Terminations	Other Charges	Impairment	Total
Charged to Results of Operations:
Branded Consumables	$2.1	$0.2	$—	$2.3
Outdoor Solutions	4.2	2.6	0.2	7.0
Process Solutions	0.3	0.3	—	0.6
Corporate	0.2	1.0	—	1.2

Subtotal	6.8	4.1	0.2	11.1
Capitalized as a Cost of Acquisition:
Outdoor Solutions	2.1	3.6	—	5.7
Corporate	0.5	—	—	0.5

	$9.4	$7.7	$0.2	$17.3

	Three months ended June 30, 2007
(in millions)	Employee Terminations	Other Charges	Impairment	Total
Charged to Results of Operations:
Branded Consumables	$0.1	$1.7	$0.2	$2.0
Consumer Solutions	2.3	2.6	—	4.9
Outdoor Solutions	1.3	0.9	—	2.2
Corporate	0.2	0.1	—	0.3

	$3.9	$5.3	$0.2	$9.4

	Six months ended June 30, 2008
(in millions)	Employee Terminations	Other Charges	Impairment	Total
Charged to Results of Operations:
Branded Consumables	$2.6	$0.9	$—	$3.5
Outdoor Solutions	7.5	6.3	0.2	14.0
Process Solutions	1.6	0.5	—	2.1
Corporate	0.2	2.0	—	2.2

Subtotal	11.9	9.7	0.2	21.8
Capitalized as a Cost of Acquisition:
Outdoor Solutions	2.4	3.6	—	6.0
Corporate	0.5	—	—	0.5

	$14.8	$13.3	$0.2	$28.3

	Six months ended June 30, 2007
(in millions)	Employee Terminations	Other Charges	Impairment	Total
Charged to Results of Operations:
Branded Consumables	$0.4	$3.2	$0.4	$4.0
Consumer Solutions	7.0	4.2	—	11.2
Outdoor Solutions	1.4	1.6	—	3.0
Corporate	0.2	0.1	—	0.3

	$9.0	$9.1	$0.4	$18.5

Capitalized Reorganization and Acquisition-Related Integration Costs

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

Branded Consumables Segment

In 2007, the Company initiated a plan to consolidate certain non-manufacturing processes across this segment’s platform. This plan includes headcount reduction and facility consolidation. Prior to 2007, the Company began implementing a strategic plan to reorganize its Branded Consumables segment and thereby facilitate long-term cost savings and improve management and reporting capabilities. Specific cost savings initiatives include the utilization of certain shared distribution and warehousing services and information systems platforms and outsourcing the manufacturing of certain kitchen products. Employee termination charges for the three and six months ended June 30, 2008 and 2007 primarily relate to these initiatives and substantially all employees under these initiatives have been terminated as of June 30, 2008.

For the three and six months ended June 30, 2008, other charges primarily consist of professional fees. For the three and six months ended June 30, 2007, other charges primarily consist of facility closing costs ($0.6 and $1.5, respectively) and other costs, primarily related to professional fees ($1.1 and $1.7, respectively).

Consumer Solutions Segment

As part of the acquisition of American Household, Inc. (the “AHI Acquisition”) and The Holmes Group, Inc. (the “THG Acquisition”), each in 2005, it was determined that, due to similarities between the combined Consumer Solutions segment customer base, distribution channels and operations, significant cost savings could be achieved by integrating certain functions of these businesses, such as distribution and warehousing, information technology and certain administrative functions. In order to leverage a shared infrastructure, the Company initiated certain reorganization plans prior to 2007. This initiative was largely completed during 2007. Employee termination charges for the three and six months ended June 30, 2007 primarily relate to this plan. For the three and six months ended June 30, 2007, other charges primarily consist of professional fees ($1.0 and $2.5, respectively) and facility closing costs ($1.6 and $1.7, respectively). At June 30, 2008, approximately $11 of costs (primarily lease obligations) remain accrued for this initiative.

Outdoor Solutions Segment

During 2007, the Company initiated plans to integrate certain businesses acquired from K2 and Pure Fishing. This plan includes, in part, facility closings and headcount reductions. Employee termination charges for the three and six months ended June 30, 2008 relate to the implementation of these initiatives.

For the three and six months ended June 30, 2008, other charges, which result from the integration of K2 and Pure Fishing, include professional fees ($1.6 and $2.6, respectively), lease exits costs ($0.6 and $0.7, respectively) and other costs ($0.4 and $3.0, respectively), which are comprised primarily of contract termination fees and moving costs.

At June 30, 2008, $8.7 of severance and other employee benefit-related costs and $6.8 of other costs remain accrued for these initiatives.

Process Solutions Segment

During 2007, the Company initiated a plan to consolidate manufacturing facilities related to the plastics business. The plan is expected to result in facility closures and headcount reductions. Employee termination charges for the three months ended June 30, 2008 primarily relate to this plan.

Corporate Reorganization and Acquisition-Related Integration Costs

For the three and six months ended June 30, 2008, other charges are primarily due to the integration of certain corporate functions related to the Acquisition.

The following table sets forth the details and the activity related to reorganization and acquisition-related integration costs as of and for the six months ended June 30, 2008:

		Reorganization and Acquisition-related Integration Costs, net
(in millions)	Accrual Balance at December 31, 2007	Charged to Results of Operations	Capitalized as a Cost of Acquisition	Payments	Foreign Currency and Other	Accrual Balance at June 30, 2008
Severance and other employee-related	$11.6	$11.9	$2.9	$(10.2)	$(1.0)	$15.2
Other costs	14.9	9.7	3.6	(12.6)	1.4	17.0

	$26.5	$21.6	$6.5	$(22.8)	$0.4	$32.2

Impairment		0.2

		$21.8

15. Segment Information

The Company and its chief operating decision makers use “segment earnings” to measure segment operating performance. During the first quarter of 2008, the Company modified the composition of segment earnings to include stock-based compensation. All prior periods have been reclassified to conform to the current presentation.

The Company reports four business segments: Outdoor Solutions, Consumer Solutions, Branded Consumables and Process Solutions. The Company’s sales are principally within the United States. The Company’s international operations are mainly based in Asia, Canada, Europe and Latin America.

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

In the Branded Consumables segment, the Company manufactures or sources, markets and distributes a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples including arts and crafts paint brushes, children’s card games, clothespins, collectible tins, firelogs and firestarters, home safety equipment, home canning jars, jar closures, kitchen matches, other craft items, plastic cutlery, playing cards and accessories, rope, cord and twine, storage and workshop accessories, toothpicks and other accessories. This segment markets our products under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, BRK®, Crawford®, Diamond®, Dicon®, First Alert®, Forster®, Hoyle®, KEM®, Kerr®, Lehigh®, Leslie-Locke®, Loew Cornell® and Pine Mountain® brand names, among others.

The Process Solutions segment consists primarily of the Company’s plastics business, which manufactures, markets and distributes a wide variety of plastic products, including jar closures, contact lens packaging, monofilament, plastic cutlery, refrigerator door liners, medical disposables and rigid packaging, and our zinc strip business, which is the largest producer of zinc strip and fabricated zinc products in North America, manufacturing a broad array of original equipment manufacturer such as coinage blanks for the U.S. Mint, Royal Canadian Mint, and international markets. The monofilament business, which produces nylon and polyester monofilament line used in various products, including woven mats used by paper producers and weed trimmer cutting line, as well as fiberglass radio antennas for marine, citizen band and military applications, is also reported within this Process Solutions segment.

Segment information as of and for the three and six months ended June 30, 2008 and 2007 is as follows:

(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Three months ended June 30, 2008
Net sales	$196.7	$380.3	$708.6	$91.9	$(17.5)	$1,360.0	$—	$1,360.0

Segment earnings (loss)	$26.4	$41.1	$97.5	$11.4	$—	$176.4	$(22.3)	$154.1
Adjustments to reconcile to reported operating earnings (loss):
Reorganization and acquisition-related integration costs, net	(2.3)	—	(7.0)	(0.6)	—	(9.9)	(1.2)	(11.1)
Depreciation and amortization	(4.2)	(6.4)	(15.7)	(3.1)	—	(29.4)	(0.4)	(29.8)

Operating earnings (loss)	$19.9	$34.7	$74.8	$7.7	$—	$137.1	$(23.9)	$113.2

Other segment data:
Total assets	$1,104.8	$1,773.2	$2,802.7	$206.3	$—	$5,887.0	$129.0	$6,016.0

(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Three months ended June 30, 2007 (reclassified)
Net sales	$194.1	$366.5	$417.1	$88.3	$(15.9)	$1,050.1	$—	$1,050.1

Segment earnings (loss)	$29.8	$36.7	$68.9	$9.1	$—	$144.5	$(24.2)	$120.3
Adjustments to reconcile to reported operating earnings (loss):
Reorganization and acquisition-related integration costs, net	(2.0)	(4.9)	(2.2)	—	—	(9.1)	(0.3)	(9.4)
Fair value inventory adjustment	—	—	(27.1)	—	—	(27.1)	—	(27.1)
Depreciation and amortization	(4.1)	(6.6)	(7.4)	(2.1)	—	(20.2)	(0.5)	(20.7)

Operating earnings (loss)	$23.7	$25.2	$32.2	$7.0	$—	$88.1	$(25.0)	$63.1

(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Six months ended June 30, 2008
Net sales	$365.8	$699.6	$1,366.9	$180.8	$(35.7)	$2,577.4	$—	$2,577.4

Segment earnings (loss)	$40.2	$78.2	$156.7	$20.5	$—	$295.6	$(44.4)	$251.2
Adjustments to reconcile to reported operating earnings (loss):
Reorganization and acquisition-related integration costs, net	(3.5)	—	(14.0)	(2.1)	—	(19.6)	(2.2)	(21.8)
Depreciation and amortization	(8.4)	(12.9)	(30.9)	(6.1)	—	(58.3)	(0.6)	(58.9)

Operating earnings (loss)	$28.3	$65.3	$111.8	$12.3	$—	$217.7	$(47.2)	$170.5

(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Six months ended June 30, 2007 (reclassified)
Net sales	$375.3	$724.4	$630.0	$174.0	$(32.7)	$1,871.0	$—	$1,871.0

Segment earnings (loss)	$46.3	$76.3	$90.9	$16.5	$—	$230.0	$(41.4)	$188.6
Adjustments to reconcile to reported operating earnings (loss):
Reorganization and acquisition-related integration costs, net	(4.0)	(11.2)	(3.0)	—	—	(18.2)	(0.3)	(18.5)
Fair value inventory adjustment	—	—	(27.1)	—	—	(27.1)	—	(27.1)
Depreciation and amortization	(8.3)	(13.7)	(11.7)	(4.4)	—	(38.1)	(0.8)	(38.9)

Operating earnings (loss)	$34.0	$51.4	$49.1	$12.1	$—	$146.6	$(42.5)	$104.1

16. Condensed Consolidating Financial Statements

The Company’s 7 1/2% Senior Subordinated Notes are fully guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these Senior Subordinated Notes. Presented below is the condensed consolidating financial statements of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis as of June 30, 2008 and December 31, 2007 and for the three and six months ended June 30, 2008 and 2007.

Condensed Consolidating Statements of Income

	Three months ended June 30, 2008
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$912.1	$500.5	$(52.6)	$1,360.0
Costs and expenses	17.8	827.7	453.9	(52.6)	1,246.8

Operating (loss) earnings	(17.8)	84.4	46.6	—	113.2
Other expense, net	40.2	15.7	14.3	—	70.2
Equity in the income of subsidiaries	101.0	31.4	—	(132.4)	—

Net income (loss)	$43.0	$100.1	$32.3	$(132.4)	$43.0

	Three months ended June 30, 2007
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$795.6	$297.5	$(43.0)	$1,050.1
Costs and expenses	21.0	744.9	264.1	(43.0)	987.0

Operating (loss) earnings	(21.0)	50.7	33.4	—	63.1
Other expense, net	30.4	11.1	4.9	—	46.4
Equity in the income of subsidiaries	68.1	23.8	—	(91.9)	—

Net income (loss)	$16.7	$63.4	$28.5	$(91.9)	$16.7

	Six months ended June 30, 2008
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,685.8	$987.3	$(95.7)	$2,577.4
Costs and expenses	39.1	1,550.6	912.9	(95.7)	2,406.9

Operating (loss) earnings	(39.1)	135.2	74.4	—	170.5
Other expense, net	82.7	10.0	30.1	—	122.8
Equity in the income of subsidiaries	169.5	43.5	—	(213.0)	—

Net income (loss)	$47.7	$168.7	$44.3	$(213.0)	$47.7

	Six months ended June 30, 2007
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,392.8	$559.4	$(81.2)	$1,871.0
Costs and expenses	39.0	1,316.0	493.1	(81.2)	1,766.9

Operating (loss) earnings	(39.0)	76.8	66.3	—	104.1
Other expense, net	68.8	(0.6)	17.8	—	86.0
Equity in the income of subsidiaries	125.9	47.0	—	(172.9)	—

Net income (loss)	$18.1	$124.4	$48.5	$(172.9)	$18.1

Condensed Consolidating Balance Sheets

	As of June 30, 2008
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$107.7	$1,144.5	$1,423.6	$(2.9)	$2,672.9
Investment in subsidiaries	4,439.8	696.8	—	(5,136.6)	—
Non-current assets	146.7	3,709.2	309.0	(821.8)	3,343.1

Total assets	$4,694.2	$5,550.5	$1,732.6	$(5,961.3)	$6,016.0

Liabilities and stockholders’ equity
Current liabilities	$66.4	$623.5	$663.7	$(1.4)	$1,352.2
Non-current liabilities	3,006.1	555.1	304.2	(823.3)	3,042.1
Stockholders’ equity	1,621.7	4,371.9	764.7	(5,136.6)	1,621.7

Total liabilities and stockholders’ equity	$4,694.2	$5,550.5	$1,732.6	$(5,961.3)	$6,016.0

	As of December 31, 2007
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$67.3	$1,012.7	$1,470.9	$(0.7)	$2,550.2
Investment in subsidiaries	4,268.9	819.4	—	(5,088.3)	—
Non-current assets	97.5	3,530.0	255.2	(564.8)	3,317.9

Total assets	$4,433.7	$5,362.1	$1,726.1	$(5,653.8)	$5,868.1

Liabilities and stockholders’ equity
Current liabilities	$89.6	$606.7	$584.1	$—	$1,280.4
Non-current liabilities	2,805.5	513.4	295.7	(565.5)	3,049.1
Stockholders’ equity	1,538.6	4,242.0	846.3	(5,088.3)	1,538.6

Total liabilities and stockholders’ equity	$4,433.7	$5,362.1	$1,726.1	$(5,653.8)	$5,868.1

Condensed Consolidating Statements of Cash Flows

	Six months ended June 30, 2008
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(634.6)	$619.4	$82.0	$—	$66.8
Financing activities:
Net change in short-term debt	30.5	—	18.2	—	48.7
Proceeds (payments) from (to) intercompany transactions	675.7	(582.2)	(93.5)	—	—
Proceeds from issuance of long-term debt	25.0	—	—	—	25.0
Payments on long-term debt	(16.1)	—	(0.1)	—	(16.2)
Issuance (repurchase) of common stock, net	(9.0)	—	—	—	(9.0)
Other	(2.2)	—	(2.5)	—	(4.7)

Net cash provided by (used in) financing activities	703.9	(582.2)	(77.9)	—	43.8

Investing Activities:
Additions to property, plant and equipment	(0.9)	(35.3)	(9.1)	—	(45.3)
Acquisition of business and consideration, net of cash acquired	(28.1)	—	(1.0)	—	(29.1)
Other	—	(0.6)	(6.8)	—	(7.4)

Net cash used in investing activities	(29.0)	(35.9)	(16.9)	—	(81.8)

Effect of exchange rate changes on cash	—	—	5.7	—	5.7

Net increase (decrease) in cash and cash equivalents	40.3	1.3	(7.1)	—	34.5
Cash and cash equivalents at beginning of period	59.3	10.7	150.5	—	220.5

Cash and cash equivalents at end of period	$99.6	$12.0	$143.4	$—	$255.0

	Six months ended June 30, 2007
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(67.4)	$56.3	$29.0	$—	$17.9
Financing activities:
Net change in short-term debt	—	—	57.6	—	57.6
Proceeds (payments) from (to) intercompany transactions	100.4	(18.0)	(82.4)	—	—
Proceeds from issuance of long-term debt	650.0	—	—	—	650.0
Payments on long-term debt	(384.4)	(0.2)	(9.1)	—	(393.7)
Issuance (repurchase) of common stock, net	(14.7)	—	—	—	(14.7)
Other	(31.5)	—	(0.4)	—	(31.9)

Net cash provided by (used in) financing activities	319.8	(18.2)	(34.3)	—	267.3

Investing Activities:
Additions to property, plant and equipment	(4.3)	(24.4)	(8.6)	—	(37.3)
Acquisition of business and consideration, net of cash acquired	(331.9)	—	—	—	(331.9)
Other	(31.0)	(0.2)	—	—	(31.2)

Net cash used in investing activities	(367.2)	(24.6)	(8.6)	—	(400.4)

Effect of exchange rate changes on cash	—	—	0.3	—	0.3

Net increase (decrease) in cash and cash equivalents	(114.8)	13.5	(13.6)	—	(114.9)
Cash and cash equivalents at beginning of period	125.8	0.4	76.4	—	202.6

Cash and cash equivalents at end of period	$11.0	$13.9	$62.8	$—	$87.7

The amounts reflected as proceeds (payments) from (to) intercompany transactions represent cash flows originating from transactions conducted between Guarantor Subsidiaries, Non-Guarantor Subsidiaries and Parent in the normal course of business operations.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the Company’s Forms 10-Q, 8-K and 10-K reports to the SEC. Please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a list of factors which could cause the Company’s actual results to differ materially from those projected in the Company’s forward-looking statements and certain risks and uncertainties that may affect the operations, performance and results of the Company’s businesses. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

The following “Overview” section is a brief summary of the significant items addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). Investors should read the relevant sections of this MD&A for a complete discussion of the items summarized below.

Overview

The Company and its chief operating decision makers use “segment earnings” to measure segment operating performance. During the first quarter of 2008, the Company modified the composition of segment earnings to include stock-based compensation. All prior periods have been reclassified to conform to the current presentation.

The Company reports four business segments: Outdoor Solutions, Consumer Solutions, Branded Consumables and Process Solutions. The Company’s sales are principally within the United States. The Company’s international operations are mainly based in Asia, Canada, Europe and Latin America.

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

In the Branded Consumables segment, the Company manufactures or sources, markets and distributes a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples including arts and crafts paint brushes, children’s card games, clothespins, collectible tins, firelogs and firestarters, home safety equipment, home canning jars, jar closures, kitchen matches, other craft items, plastic cutlery, playing cards and accessories, rope, cord and twine, storage and workshop accessories, toothpicks and other accessories. This segment markets its products under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, BRK®, Crawford®, Diamond®, Dicon®, First Alert®, Forster®, Hoyle®, KEM®, Kerr®, Lehigh®, Leslie-Locke®, Loew Cornell® and Pine Mountain® brand names, among others.

The Process Solutions segment consists primarily of the Company’s plastics business, which manufactures, markets and distributes a wide variety of plastic products, including jar closures, contact lens packaging, monofilament, plastic cutlery, refrigerator door liners, medical disposables and rigid packaging, and the zinc strip business, which is the largest producer of zinc strip and fabricated zinc products in North America, manufacturing a broad array of original equipment manufacturer such as coinage blanks for the U.S. Mint, Royal Canadian Mint, and international markets. The monofilament business, which produces nylon and polyester monofilament line used in various products, including woven mats used by paper producers and weed trimmer cutting line, as well as fiberglass radio antennas for marine, citizen band and military applications, is also reported within this Process Solutions segment.

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

On August 8, 2007, the Company acquired all the outstanding shares of K2 Inc. (“K2”), a leading provider of branded consumer products in the global sports equipment market in exchange for consideration of $10.85 in cash per share of K2 common stock and 0.1118 of a share of Jarden common stock for each share of K2 common stock issued and outstanding. The total value of the transaction, including debt assumed, was approximately $1.2 billion. The aggregate consideration to the K2 shareholders was approximately $701 million and was comprised of a cash payment of approximately $517 million and the issuance of approximately 5.3 million common shares of the Company with a fair value of approximately $184 million. The Company’s results of operations include the results of K2 from August 8, 2007.

The differences in the results from operations for 2008 versus 2007 are primarily due to the K2 and Pure Fishing acquisitions.

Results of Operations—Comparing 2008 to 2007

	Net Sales
	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in millions)
Branded Consumables	$196.7	$194.1	$365.8	$375.3
Consumer Solutions	380.3	366.5	699.6	724.4
Outdoor Solutions	708.6	417.1	1,366.9	630.0
Process Solutions	91.9	88.3	180.8	174.0
Intercompany eliminations(1)	(17.5)	(15.9)	(35.7)	(32.7)

	$1,360.0	$1,050.1	$2,577.4	$1,871.0

Three Months Ended June 30 2008 versus the Three Months Ended June 30, 2007

Net sales for the three months ended June 30, 2008 increased $310 million, or 29.5%, to $1.4 billion versus the same period in the prior year. The overall increase in net sales was primarily due to the acquisition of K2, which is in the process of being integrated primarily into the Outdoor Solutions segment. Net sales in the Outdoor Solutions segment increased $292 million, driven by the inclusion of the acquired K2 business and organic sales growth of approximately 1% in the legacy Coleman business. Net sales in the Consumer Solutions segment grew organically $13.7 million or 3.8%, which was primarily due to increased demand and improved pricing internationally, partially offset by weakness in domestic sales in most categories, primarily as result of overall economic weakness at retail and a reduction in sales of certain product lines ahead of new product introductions. Net sales in the Branded Consumables segment grew organically $2.6 million or 1.3%, which is mainly attributed to improved home canning and serviceware sales, partially offset by overall weakness at retail, primarily at domestic home improvement retailers. The Process Solutions segment grew 4.1% on a year over year basis, primarily due to the inclusion of the K2 monofilament business, partially offset by a reduction in the zinc business, primarily due to a 42% decline in the average price of zinc during the second quarter of 2008 as compared to the same prior year period.

Cost of sales increased $192 million to $979 million for the three months ended June 30, 2008 versus the same period in the prior year, primarily due to the acquisitions of K2 and Pure Fishing, partially offset by the inclusion of a $27.1 million charge during the three months ended June 30, 2007 related to the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory related to the Pure Fishing acquisition. Cost of sales as a percentage of net sales for the three months ended June 30, 2008 and 2007 was 72.0% and 74.9%, respectively (72.3% for the three months ended June 30, 2007 excluding the charge for the elimination of manufacturer’s profit in inventory). The change is primarily due to the elimination of the manufacturer’s profit in inventory in 2007, higher margins from acquired businesses, price increases and benefits from prior reorganization and integration programs, offset by rising commodity and transportation costs.

Selling, general and administrative expenses increased $66.0 million to $257 million for the three months ended June 30, 2008 versus the same period in the prior year. The increase was primarily due to the acquisitions of K2 and Pure Fishing. Included in selling, general and administrative expenses during the quarter was income and expenses from the settlement of various litigation, the non-tax related expense of repatriating foreign cash and expenses relating to certain product liability exposures.

Reorganization and acquisition-related integration costs, net, increased $1.7 million to $11.1 million for the three months ended June 30, 2008 versus the same period in the prior year. The majority of these charges ($7.0 million) relate to ongoing integration-related activities at Outdoor Solutions principally as a result of the K2 and Pure Fishing acquisitions. During the three months ended June 30, 2008, the Company also recorded reorganization and acquisition-related integration costs ($2.9 million) within the Branded Consumables and Process Solutions segments that primarily relate to the consolidation of manufacturing facilities and headcount reductions. The 2007 reorganization and acquisition-related integration costs related primarily to Consumer Solutions; there were no such costs in the second quarter of 2008 as this reorganization has been completed.

Net interest expense increased by $9.9 million to $42.6 million for the three months ended June 30, 2008 versus the same prior year period. This increase was principally due to higher levels of outstanding debt versus the same prior year period. The weighted average interest rate for 2008 decreased to 6.1% from 6.8% in 2007, primarily due to reductions in LIBOR during this period.

The Company’s reported tax rate for the three months ended June 30, 2008 and 2007 was 39.1% and 43.5%, respectively. The difference from the statutory tax rate to the reported rate for the three months ended June 30, 2008 results principally from U.S. tax expense of $1.7 million recognized on undistributed foreign income. The reported tax rate for the three months ended June 30, 2007 differs from the statutory rate principally as a result of a $2.3 million tax charge recorded on the repatriation of foreign dividends.

Net income for the three months ended June 30, 2008 increased $26.3 million to $43.0 million versus the same period in the prior year. For the three months ended June 30, 2008 and 2007 diluted earnings per share were $0.56 and $0.23, respectively. The 157% increase in net income was primarily due to incremental earnings resulting from volume increases and margin expansion due to acquisitions, an incremental decrease in stock-based compensation expense ($5.6 million) and the charge recorded during the three months ended June 30, 2007 related to the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory related to the Pure Fishing acquisition ($27.1 million).

Six Months Ended June 30 2008 versus the Six Months Ended June 30, 2007

Net sales for the six months ended June 30, 2008 increased $706 million, or 37.8%, to $2.6 billion versus the same period in the prior year. The overall increase in net sales was primarily due to the acquisitions of K2 and Pure Fishing, which are in the process of being integrated primarily into the Outdoor Solutions segment. Net sales in the Outdoor Solutions segment increased $736 million, driven by the inclusion of the acquired K2 and Pure Fishing businesses and organic growth in the legacy Coleman business (approximately 4%). The organic growth was primarily due to new product sales, favorable foreign currency translation and overall pricing and volume increases. Net sales in the Consumer Solutions segment decreased $24.8 million or 3.4%, which was primarily due to weakness in domestic sales in most categories, primarily as result of overall economic weakness at retail and a reduction in sales of certain product lines ahead of new product introductions, partially offset by increased demand and improved pricing internationally. Net sales in the Branded Consumables segment decreased $9.5 million or 2.5%, which is mainly attributed to overall weakness at retail, primarily at domestic home improvement retailers. The Process Solutions segment grew 3.9% on a year over year basis, primarily due to the inclusion of the K2 monofilament business, partially offset by a decline in the zinc business, primarily due to lower coinage sales, which is typical in a recessionary environment, and a 42% decline in the average price of zinc during the second quarter of 2008 as compared to the same prior year period.

Cost of sales increased $462 million to $1.9 billion for the six months ended June 30, 2008 versus the same period in the prior year, primarily due to the acquisitions of K2 and Pure Fishing, partially offset by the inclusion of a $27.1 million charge during the six months ended June 30, 2007 related to the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory related to the Pure Fishing acquisition. Cost of sales as a percentage of net sales for the six months ended June 30, 2008 and 2007 was 72.5% and 75.2%, respectively (73.7% for the six months ended June 30, 2007 excluding the charge for the elimination of manufacturer’s profit in inventory). The improvement is primarily due to the elimination of the manufacturer’s profit in inventory in 2007, higher margins from acquired businesses, price increases and benefits from prior reorganization and integration programs, partially offset by rising commodity and transportation costs.

Selling, general and administrative expenses increased $175 million to $516 million for the six months ended June 30, 2008 versus the same period in the prior year. The increase was primarily due to acquisitions of K2 and Pure Fishing.

Reorganization and acquisition-related integration costs, net, increased $3.3 million to $21.8 million for the six months ended June 30, 2008 versus the same period in the prior year. The majority of these charges ($14.0 million) relate to ongoing integration-related activities at Outdoor Solutions principally as a result of the K2 and Pure Fishing acquisitions. During the six months ended June 30, 2008, the Company also recorded reorganization and acquisition-related integration costs ($5.6 million) within the Branded Consumables and Process Solutions segments that primarily relate to the consolidation of manufacturing facilities and headcount reductions. The 2007 reorganization and acquisition-related integration costs related primarily to Consumer Solutions; there were no such costs in 2008 as this reorganization has been completed.

Net interest expense increased by $31.1 million to $88.8 million for the six months ended June 30, 2008 versus the same prior year period. This increase was principally due to higher levels of outstanding debt versus the same prior year period. The weighted average interest rate for 2008 decreased to 6.4% from 7.0% in 2007, primarily due to reductions in LIBOR during this period.

The Company’s reported tax rate for the six months ended June 30, 2008 and 2007 was 41.6% and 41.0%, respectively. The difference from the statutory tax rate to the reported rate for the six months ended June 30, 2008 results principally from U.S. tax expense of $3.8 million recognized on undistributed foreign income. The reported tax rate for the six months ended June 30, 2007 differs from the statutory rate principally as a result of a $2.3 million tax charge recorded on the repatriation of foreign dividends.

Net income for the six months ended June 30, 2008 increased $29.6 million to $47.7 million versus the same period in the prior year. For the six months ended June 30, 2008 and 2007 diluted earnings per share were $0.62 and $0.25, respectively. The 164% increase in net income was primarily due to incremental earnings resulting from volume increases and margin expansion due to acquisitions, an incremental decrease in stock-based compensation expense ($6.4 million) and the charge recorded during the six months ended June 30, 2007 related to the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory related to the Pure Fishing acquisition ($27.1 million), partially offset by incremental acquisition-related interest expense recorded in 2008.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company believes that its cash and cash equivalents, cash generated from operations and the availability under its senior credit facility and the credit facilities of certain foreign subsidiaries as of June 30, 2008, provide sufficient liquidity to support working capital requirements, planned capital expenditures, completion of current and future reorganization and acquisition-related integration programs, and servicing debt obligations.

Net cash provided in operating activities for the six months ended June 30, 2008 and 2007 was $66.8 million and $17.9 million, respectively. The improvement is primarily due to the K2 and Pure Fishing acquisitions.

Net cash provided by financing activities for the six months ended June 30, 2008 and 2007 was $43.8 million and $267 million, respectively. The change is primarily due to the issuance of long-term debt during 2007 ($650 million), partially offset by long-term debt payments ($394 million) in 2007, an incremental decrease in debt issue costs in 2008 ($29.7 million) and an incremental decrease in the repurchase common stock and shares tendered for taxes ($14.0 million).

Net cash used in investing activities for the six months ended June 30, 2008 was $81.8 million versus $400 million for the same period in 2007. For the six months ended June 30, 2008, capital expenditures were $45.3 million versus $37.3 million for the same period in 2007. The Company has historically maintained capital expenditures at less than 2% of net sales and expects that capital expenditures for 2008 will be consistent with this threshold. Cash used for the acquisition of businesses and consideration paid for the six months ended June 30, 2008 was $29.1 million versus $332 million for the same period in 2007.

CAPITAL RESOURCES

At June 30, 2008, there was no amount outstanding under the revolving credit portion of the Company’s senior credit facility (the “Facility”). At June 30, 2008, net availability under the Facility was approximately $194 million, after deducting approximately $31 million of outstanding letters of credit. The Company is required to pay commitment fees on the unused balance of the revolving credit facility. At June 30, 2008, the annual commitment fee on unused balances was 0.375%. During May 2008, the Company borrowed an additional $25 million from an existing term loan under the Facility. This term loan matures in 2012 and bears interest at LIBOR plus 250 basis points.

The Company maintains a $250 million receivables purchase agreement (the “Securitization Facility”), which is subject to annual renewal, bears interest at a margin over the commercial paper rate and is accounted for as a borrowing. Under the Securitization Facility, substantially all of the Company’s Outdoor Solutions, Consumer Solutions and Branded Consumables domestic accounts receivable are sold to a special purpose entity, Jarden Receivables, LLC (“JRLLC”), which is a wholly-owned consolidated subsidiary of the Company. JRLLC funds these purchases with borrowings under a loan agreement, secured by the accounts receivable. There is no recourse to the Company for the unpaid portion of any loans under this loan agreement. The Securitization Facility will be drawn upon and repaid as needed to fund general corporate purposes. At June 30, 2008, the Company’s Securitization Facility was fully utilized with outstanding borrowings totaling $250 million. The Securitization Facility is subject to annual renewal. In July 2008, the Company entered into an amendment to the Securitization Facility that extended it for another year until July 13, 2009. Following the renewal, the borrowing rate margin is 150 basis points and the unused line fee is 0.50% per annum. The Securitization Facility is reflected as a short-term borrowing on the Company’s balance sheet because of its annual term.

Certain foreign subsidiaries of the Company maintain working capital lines of credit with their respective local financial institutions for use in operating activities. At June 30, 2008, the aggregate amount available under these lines of credit totaled approximately $111 million.

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

The Company was not in default of any of its debt covenants at June 30, 2008.

The Company maintains international cash balances which at times may be significant. At June 30, 2008, approximately $21 million of this may be subject to certain availability restrictions. The Company does not believe that such restrictions will materially affect the Company’s liquidity, nor does the Company rely on these cash balances to fund operations outside of the country where the cash was generated.

Risk Management

From time to time the Company enters into derivative transactions primarily to hedge its exposures to interest rate and foreign currency fluctuations. The Company does not enter into derivative transactions for speculative purposes.

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

In May 2008, in order to mitigate the effect that the rising cost of crude oil has on the cost of certain of the Company’s raw materials, the Company entered into a combination of derivative financial instruments on approximately 113,000 barrels of crude oil that mature on September 30, 2008. These derivatives provide the Company with maximum cost certainty, while also allowing the Company to benefit should the cost of crude oil fall below certain dollar per barrel levels. These derivatives are not designated as effective hedges for accounting purposes. Fair market value gains or losses are included in the results of operations and as of June 30, 2008 their aggregate fair market value was an asset of $1.7 million.

Cash Flow Hedges

At June 30, 2008, the Company had approximately $1.1 billion of notional amount outstanding in swap agreements that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income. The fair market value of these swaps was a liability of $17.0 million at June 30, 2008.

At June 30, 2008, the Company had outstanding a $40 million notional amount swap agreement that exchanges a variable interest rate (LIBOR) for fixed rate of interest over the term of the agreement that is not designated as an effective hedge for accounting purposes and the fair market value gains or losses are included in the results of operations. This swap matures June 30, 2010 and has a fixed rate of interest of 4.79%. The fair market value of this swap was a liability of $1.0 million at June 30, 2008.

Fair Value Hedges

At June 30, 2008, the Company had a $27.8 million notional amount cross-currency swap outstanding that exchanges Canadian dollars for U.S. dollars. This swap exchanges the variable interest rate bases of the U.S. dollar balance (3-month U.S. LIBOR plus a spread of 175 basis points) and the equivalent Canadian dollar balance (3-month CAD BA plus a spread of 192 basis points). This swap is designated as fair value hedge on a U.S dollar based term loan of a Canadian subsidiary. The fair market value of this cross-currency swap at June 30, 2008, was a liability of $4.7 million, with a corresponding offset to long-term debt.

Forward Foreign Currency Contracts

The Company uses forward foreign currency contracts (“foreign currency contracts”) to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statement of operations as the underlying hedged item. At June 30, 2008, the Company had approximately $306 million notional amount of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases and sales and mature through 2009. At June 30, 2008, the fair market value of these contracts was a net liability of $3.7 million.

At June 30, 2008, the Company had outstanding approximately $65 million notional amount of foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through 2008. Fair market value gains or losses are included in the results of operations. The fair market value of these foreign currency contracts was a net asset of $1.3 million at June 30, 2008.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

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

On August 8, 2007 the Company acquired all the outstanding shares of K2, a publicly traded company. The Company considers the acquisition of K2 material to the results of its operations, financial position and cash flows from the date of acquisition through June 30, 2008 and considers the controls and procedures of K2 to be reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company has excluded from its assessment of and conclusion on the effectiveness of internal control over financial reporting K2’s internal controls over financial reporting for fiscal year 2007.

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

Part II. Other Information

Item 1	Legal Proceedings

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

Due to the uncertainty described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of June 30, 2008.

The Company believes that the costs of completing environmental remediation of all sites for which the Company has a remediation responsibility have been adequately reserved and that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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

Other

In connection with the sale of its Anthony Pools Division, K2 received certain distributions in 1997 and 1998 from a corporation in which it held a minority interest. On March 30, 2007, K2 received a notice of liability from the Internal Revenue Service asserting transferee liability for federal income taxes of this corporation totaling $16.5 million. K2 has contested the notice of liability by filing a petition in United States Tax Court. On May 20, 2008, K2 filed a Motion for Partial Summary Judgment on the grounds that the statute of limitations applicable for assessing tax attributable to certain partnership and affected items of the alleged transferor, which items made up most of the asserted liabilities, had expired. On June 24, 2008, the Internal Revenue Service filed a Notice of No Objection to K2’s Motion for Partial Summary Judgment agreeing that the applicable statute of limitations had expired. On July 15, 2008, the Court granted K2’s motion. K2 believes that the ultimate conclusion of any remaining issues in this case will not be material to the Company. However, K2 intends to continue to defend itself with respect to any remaining issues in this case, by among other things, seeking contribution from other shareholders of this corporation. K2 is continuing to gather information related to this matter.

Item 1A.	Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase any shares of its common stock during the period covered by this report.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on June 10, 2008. Of the 76,948,489 shares of common stock entitled to vote at the annual meeting of stockholders, 69,886,600 shares were present in person or by proxy and entitled to vote. Such number of shares represented approximately 90.82% of our outstanding shares of common stock. Listed below are the matters voted upon at our annual meeting of stockholders and the respective voting results:

	Voted FOR	Withheld	Abstained/ Broker Non-Votes
Election of three Class III Directors for three-year terms expiring in 2011
Richard J. Heckmann	57,830,420	12,056,176	—
Douglas W. Huemme	60,595,837	9,290,759	—
Irwin D. Simon	36,657,738	33,228,858	—

	Voted FOR	Voted AGAINST	Abstained/ Broker Non-Votes
Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting form for the year ending December 31, 2008	65,198,275	4,609,948	78,377

Our board of directors is currently comprised of each of the Class III Directors listed in the table above, including Richard J. Heckmann, Douglas W. Huemme and Irwin D. Simon, the Class I Directors, including Martin E. Franklin, René-Pierre Azria and Michael S. Gross, and the Class II Directors, including Ian G.H. Ashken, Richard L. Molen and Robert L. Wood.

Item 6.	Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit	Description
3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Jarden Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 15, 2005, and incorporated herein by reference).

3.4	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 19, 2007, and incorporated herein by reference).

10.1	Letter Agreement, dated as of April 16, 2008, between Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII C.V. I, WP-WPVIII Investors, L.P. and Jarden Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 17, 2008, and incorporated herein by reference).

*10.2	Amendment No. 9 to Credit Agreement, dated as of May 23, 2008, among Jarden Corporation, Lehman Commercial Paper, Inc., as administrative agent, Citicorp USA, Inc., as syndication agent, and each incremental lender identified on the signature pages thereto.

*10.3	Consent, Agreement and Affirmation of Guaranty.

*10.4	Amendment No. 2 to the Amended and Restated Loan Agreement, dated as of January 15, 2008, by and among Jarden Receivables LLC, as borrower, Jarden Corporation, as initial servicer, Three Pillars Funding LLC, as lender, and SunTrust Robinson Humphreys, Inc., as administrator.

10.5	Amendment No. 3 to the Amended and Restated Loan Agreement, dated as of July 14, 2008, by and among Jarden Receivables LLC, as borrower, Jarden Corporation, as initial servicer, Three Pillars Funding LLC, as lender, and SunTrust Robinson Humphreys, Inc., as administrator (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 18, 2008, and incorporated herein by reference).

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2008

JARDEN CORPORATION (Registrant)

By:	/s/ Richard T. Sansone
Name:	Richard T. Sansone
Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

*10.2	Amendment No. 9 to Credit Agreement, dated as of May 23, 2008, among Jarden Corporation, Lehman Commercial Paper, Inc., as administrative agent, Citicorp USA, Inc., as syndication agent, and each incremental lender identified on the signature pages thereto.

*10.3	Consent, Agreement and Affirmation of Guaranty.

*10.4	Amendment No. 2 to the Amended and Restated Loan Agreement, dated as of January 15, 2008, by and among Jarden Receivables LLC, as borrower, Jarden Corporation, as initial servicer, Three Pillars Funding LLC, as lender, and SunTrust Robinson Humphreys, Inc., as administrator.

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.