Form 10-Q
period 2008-09-30
JARDEN CORP
filed 2008-10-31
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Small reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2008
Common Stock, par value $0.01 per share	76,561,804 shares

JARDEN CORPORATION

Quarterly Report on Form 10-Q

For the three and nine months ended September 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net sales	$1,455.6	$1,322.2	$4,033.0	$3,193.2
Cost of sales	1,039.8	994.4	2,908.6	2,401.0

Gross profit	415.8	327.8	1,124.4	792.2
Selling, general and administrative	258.9	239.2	775.2	581.0
Reorganization and acquisition-related integration costs, net	12.8	11.0	34.6	29.5

Operating earnings	144.1	77.6	314.6	181.7
Interest expense, net	44.0	43.0	132.8	100.7
Loss on early extinguishment of debt	—	—	—	15.7

Income before taxes	100.1	34.6	181.8	65.3
Income tax provision	36.3	13.4	70.3	26.0

Net income	$63.8	$21.2	$111.5	$39.3

Earnings per share:
Basic	$0.85	$0.29	$1.48	$0.56
Diluted	$0.83	$0.28	$1.46	$0.54
Weighted average shares outstanding:
Basic	75.4	73.3	75.3	70.6
Diluted	76.5	74.9	76.4	72.5

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)

	September 30, 2008	December 31, 2007
Assets:
Cash and cash equivalents	$214.7	$220.5
Accounts receivable, net of allowances of $66.2 and $72.3 at September 30, 2008 and December 31, 2007, respectively	992.2	978.5
Inventories	1,281.5	1,126.2
Deferred taxes on income	132.1	140.5
Prepaid expenses and other current assets	113.1	84.5

Total current assets	2,733.6	2,550.2

Property, plant and equipment, net	516.4	510.9
Goodwill	1,675.6	1,610.8
Intangibles, net	1,051.9	1,126.6
Other assets	78.5	69.6

Total assets	$6,056.0	$5,868.1

Liabilities:
Short-term debt and current portion of long-term debt	$356.3	$297.8
Accounts payable	479.2	439.3
Accrued salaries, wages and employee benefits	138.3	134.6
Taxes on income	21.1	20.9
Other current liabilities	386.0	387.8

Total current liabilities	1,380.9	1,280.4

Long-term debt	2,458.3	2,449.5
Deferred taxes on income	331.6	335.2
Other non-current liabilities	231.5	264.4

Total liabilities	4,402.3	4,329.5

Contingencies (see Note 9)	—	—
Stockholders’ equity:
Preferred stock ($0.01 par value, 5.0 shares authorized, no shares issued and outstanding at September 30, 2008 and December 31, 2007)	—	—
Common stock ($0.01 par value, 150 shares authorized, 78.4 shares issued at September 30, 2008 and December 31, 2007)	0.8	0.8
Additional paid-in capital	1,259.8	1,246.5
Retained earnings	400.3	288.8
Accumulated other comprehensive income	40.5	47.5
Less: Treasury stock (1.8 and 1.6 shares, at cost, at September 30, 2008 and December 31, 2007, respectively)	(47.7)	(45.0)

Total stockholders’ equity	1,653.7	1,538.6

Total liabilities and stockholders’ equity	$6,056.0	$5,868.1

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$111.5	$39.3
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	89.7	64.9
Other non-cash items	61.1	4.7
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(30.6)	(79.5)
Inventory	(169.3)	(52.4)
Accounts payable	38.1	50.2
Other assets and liabilities	(45.8)	(3.9)

Net cash provided by operating activities	54.7	23.3

Cash flows from financing activities:
Net change in short-term debt	66.8	303.0
Proceeds from issuance of long-term debt	25.0	1,350.0
Payments on long-term debt	(20.7)	(729.2)
Proceeds from issuance of stock, net of transaction fees	1.9	10.5
Repurchase of common stock and shares tendered for taxes	(10.9)	(24.9)
Debt issuance and settlements costs	(2.6)	(36.4)
Other	(2.5)	0.8

Net cash provided by financing activities	57.0	873.8

Cash flows from investing activities:
Additions to property, plant and equipment	(70.0)	(55.4)
Acquisitions and earnout payments, net of cash acquired	(40.8)	(906.0)
Other	(7.4)	20.5

Net cash used in investing activities	(118.2)	(940.9)

Effect of exchange rate changes on cash	0.7	3.7

Net decrease in cash and cash equivalents	(5.8)	(40.1)
Cash and cash equivalents at beginning of period	220.5	202.6

Cash and cash equivalents at end of period	$214.7	$162.5

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Jarden Corporation (the “Company” or “Jarden”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all adjustments that are, in the opinion of management, normal and recurring and necessary for a fair presentation of the results for the interim period. The Condensed Consolidated Balance Sheet at December 31, 2007 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2007. All significant intercompany transactions have been eliminated in consolidation. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year.

On August 8, 2007 (the “Acquisition Date”), the Company acquired all of the outstanding shares of K2 Inc. (the “Acquisition”), a leading provider of branded consumer products in the global sports equipment market (see Note 5). The Company’s results of operations include the results of K2 Inc. (“K2”) from August 8, 2007.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. 14-1, “Accounting for Convertible Debt that May be Settled in Cash Upon Conversion (Including Partial Settlement)” (“FSP 14-1”). FSP 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. FSP 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the provisions of FSP 14-1 will have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

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

Adoption of New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Effective January 1, 2008, the Company adopted the provisions of SFAS 157 related to financial assets and liabilities, as well as other assets and liabilities carried at fair value on a recurring basis. These provisions, which have been applied prospectively, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows (see Note 10 for disclosures related to the adoption of SFAS 157). Certain other provisions of SFAS 157 related to other nonfinancial assets and liabilities will be effective for the Company on January 1, 2009, and will be applied prospectively. The adoption of the provisions of SFAS 157 related to other nonfinancial assets and liabilities is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

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

2. Share-Based Awards

Stock-based compensation costs, which are included in selling, general and administrative expenses, were $5.8 and $16.1 for the three months ended September 30, 2008 and 2007, respectively, and $16.5 and $33.2 for the nine months ended September 30, 2008 and 2007, respectively.

During the third quarter of 2008, the Company has granted approximately 0.8 million common stock options (the “Awards”). The grant date fair value of each award was $7.50 per share with an aggregate fair value of $6.2 for the grant. The Awards vest ratably over the explicit service period.

3. Inventories

Inventories consist of the following at September 30, 2008 and December 31, 2007:

(in millions)	September 30, 2008	December 31, 2007
Raw materials and supplies	$214.5	$203.5
Work in process	69.5	61.5
Finished goods	997.5	861.2

Total inventories	$1,281.5	$1,126.2

4. Property, Plant and Equipment

Property, plant and equipment, net, consist of the following at September 30, 2008 and December 31, 2007:

(in millions)	September 30, 2008	December 31, 2007
Land	$38.1	$32.0
Buildings	208.1	168.2
Machinery and equipment	687.4	642.7

	933.6	842.9
Less: Accumulated depreciation	(417.2)	(332.0)

Total property, plant and equipment, net	$516.4	$510.9

Depreciation of property, plant and equipment was $26.8 and $23.0 for the three months ended September 30, 2008 and 2007, respectively, and $77.7 and $57.6 for the nine months ended September 30, 2008 and 2007, respectively.

5. Acquisitions

The Company has not completed any acquisitions in 2008. On August 8, 2007, the Company acquired all the outstanding shares of K2, a leading provider of branded consumer products in the global sports equipment market, in exchange for consideration of $10.85 in cash per share of K2 common stock and 0.1118 of a share of Jarden common stock for each share of K2 common stock issued and outstanding. The total value of the transaction, including debt assumed, was approximately $1.2 billion. The Acquisition was recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed based on their estimated fair values at the date of the Acquisition. The excess of the cost of the Acquisition over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. The valuation of assets and liabilities has been determined and the purchase price has been allocated as follows:

(in millions):
Accounts receivable	$316.8
Inventories	507.1
Current deferred tax asset	17.4
Other current assets	31.4
Property, plant and equipment	156.8
Intangible assets	171.9
Goodwill	278.7
Other assets	11.8
Other current liabilities	(274.4)
Long-term debt	(401.8)
Other liabilities	(30.6)
Non-current deferred tax liability	(6.4)

Total purchase price, net of cash acquired	$778.7

Pro forma results

The following unaudited pro forma financial information presents the combined results of operations of the Company and K2 as if the Acquisition had occurred at January 1, 2007. The historical results of the Company for the three and nine months ended September 30, 2007 include the results of K2 from the Acquisition Date. The pro forma results presented below for the three months ended September 30, 2007 combine the results of the Company for the three months ended September 30, 2007 and the historical results of K2 from July 1, 2007 through the Acquisition Date. The pro forma results presented below for the nine months ended September 30, 2007 combine the results of the Company for the nine months ended September 30, 2007 and the historical results of K2 from January 1, 2007 through the Acquisition Date. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the Acquisition been completed as of the beginning of the period presented and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at the statutory tax rate of 39.5%.

(in millions, except per share data)	Three months ended September 30, 2007	Nine months ended September 30, 2007
Net sales	$1,442.7	$4,001.8
Net income (loss)	43.9	(11.9)
Net income (loss) per share:
Basic:	$0.58	$(0.16)
Diluted:	$0.57	$(0.16)

The unaudited pro forma financial information for the three and nine months ended September 30, 2007 includes $1.4 and $4.2, respectively, for the amortization of purchased intangibles from the Acquisition. The unaudited pro forma financial information for the nine months ended September 30, 2007, also includes $99.3 of non-recurring charges related to the Acquisition for the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory and other transaction costs.

6. Goodwill and Intangibles

Goodwill activity for the nine months ended September 30, 2008 is as follows:

(in millions)	Net Book Value at December 31, 2007	Additions	Purchase Accounting Adjustments(1)	Foreign Exchange and Other Adjustments	Net Book Value at September 30, 2008
Outdoor Solutions	$630.3	$—	$47.9	$(2.8)	$675.4
Consumer Solutions	484.2	—	—	1.2	485.4
Branded Consumables	496.3	—	—	8.2	504.5
Process Solutions	—	0.6	9.7	—	10.3

	$1,610.8	$0.6	$57.6	$6.6	$1,675.6

Intangible asset activity for the nine months ended September 30, 2008 is as follows:

(in millions)	Gross Carrying Amount at December 31, 2007	Additions	Purchase Accounting Adjustments(1)	Accumulated Amortization and Foreign Exchange	Net Book Value at September 30, 2008	Amortization Periods (years)
Patents	$0.1	$5.5	$—	$(0.3)	$5.3	12-30
Non-compete agreements	1.7	—	—	(1.4)	0.3	3-5
Manufacturing process and expertise	32.0	—	(1.2)	(13.9)	16.9	3-7
Brand names	4.3	—	(2.4)	(0.4)	1.5	4-10
Customer relationships and distributor channels	146.2	—	(2.3)	(14.2)	129.7	10-25
Trademarks and tradenames	960.4	—	(62.3)	0.1	898.2	indefinite

	$1,144.7	$5.5	$(68.2)	$(30.1)	$1,051.9

(1)	Comprised primarily of purchase accounting adjustments based upon the final determination of the K2 purchase price allocation (see Note 5).

Amortization of intangibles was $4.0 and $3.0 for the three months ended September 30, 2008 and 2007, respectively, and $12.0 and $7.3 for the nine months ended September 30, 2008 and 2007, respectively.

7. Warranty Reserve

The warranty reserve activity for the nine months ended September 30, 2008 is as follows:

(in millions)	2008
Warranty reserve at January 1,	$88.8
Provisions for warranties issued, net	86.6
Warranty claims paid	(96.7)
Other adjustments	(0.6)

Warranty reserve at September 30,	$78.1

8. Debt and Derivative Financial Instruments

Debt is comprised of the following at September 30, 2008 and December 31, 2007:

(in millions)	September 30, 2008	December 31, 2007
Senior Credit Facility Term Loans	$1,676.2	$1,664.0
Revolving Credit Facility	30.0	—
7 1/2% Senior Subordinated Notes due 2017	650.0	650.0
Securitization Facility due 2009	250.0	250.0
2% Subordinated Note due 2012	95.8	94.9
5% Convertible Debentures due 2010	3.0	12.4
Non-U.S. borrowings	101.5	68.0
Other (primarily capital leases)	8.1	8.0

Total debt	2,814.6	2,747.3
Less: current portion	(356.3)	(297.8)

Total long-term debt	$2,458.3	$2,449.5

As a precaution against the banks in the Company’s revolving credit facility being unable to fund their contractual commitments, during September 2008, the Company drew down $30.0 from its existing revolving credit facility. Additionally, due to the continued turmoil in the financial markets, during October 2008, the Company drew down an additional $100 from its existing revolving credit facility availability. The Company anticipates paying down this revolver balance from available cash, once the current uncertainty in the credit markets has subsided. The revolving credit facility matures in January 2010 and can bear interest at LIBOR or Prime Rate, plus an applicable margin. The Company considers the incremental interest expense associated with this additional drawdown as an insurance premium against any potential disruptions arising from a continued deterioration of the financial markets.

In July 2008, the Company entered into an amendment of its securitization facility, which is subject to annual renewal, to extend the maturity date to July 13, 2009. Following the renewal, the borrowing rate margin is 150 basis points and the unused line fee is 0.50% per annum.

During May 2008, the Company borrowed an additional $25 from an existing term loan under its senior credit facility. This term loan matures in 2012 and bears interest at LIBOR plus 250 basis points.

Derivative Financial Instruments

During September 2008, the Company terminated approximately $54 notional amount of forward foreign currency contracts as the counterparty defaulted on these contracts upon filing for bankruptcy protection. These contracts had previously been designated as cash flow hedges of forecasted inventory purchases and sales. Gains or losses on these contracts were deferred as a component of accumulated other comprehensive income. At termination the fair market value of these contracts was a net asset of $2.7. Based on current information available, the Company believes that the probability of collecting on these contracts is extremely low. As such, the Company has provided a reserve for the entire net asset amount of these contracts, which resulted in the elimination of the amount of previously deferred net gains included in accumulated other comprehensive income.

During January 2008, the Company entered into an additional $200 notional amount swap agreement that exchanges variable interest rates (LIBOR) for a 3.7% fixed rate of interest over the term of the agreement, which matures on December 31, 2010. The Company has designated this swap as a cash flow hedge of the interest rate risk attributable to forecasted variable interest (LIBOR) payments.

During 2008, the Company initiated a risk management plan whereby, from time to time the Company enters into commodity-based derivatives in order to mitigate the impact that the rising price of these commodities has on the cost of certain of the Company’s raw materials. These derivatives provide the Company with maximum cost certainty, and in certain instances allow the Company to benefit should the cost of the commodity fall below certain dollar levels. These derivatives are not designated as effective hedges for accounting purposes. Fair market value gains or losses are included in the results of operations and as of September 30, 2008 their aggregate fair market value was an asset of $0.2.

9. Contingencies

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. In addition, the Company or certain of its subsidiaries have been identified by the United States Environmental Protection Agency (“EPA”) or a state environmental agency as a Potentially Responsible Party (“PRP”) pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law at various sites. Based on currently available information, the Company does not believe that the disposition of any of the legal or environmental disputes the Company or its subsidiaries is currently involved in will have a material adverse effect upon the Company’s consolidated financial condition, results of operations or cash flows. It is possible, that as additional information becomes available, the impact on the Company of an adverse determination could have a different effect.

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

Due to the uncertainty described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of September 30, 2008.

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

The lead plaintiffs filed an amended consolidated complaint on August 25, 2006 naming the Company, the Company’s Consumer Solutions segment and certain officers of the Company as defendants (collectively “Defendants”) and containing substantially the same allegations as in the initial complaints. On October 20, 2006, Defendants filed a motion to dismiss the consolidated amended complaint. On May 31, 2007, the Court issued an opinion denying Defendants’ motion to dismiss. On July 3, 2007, Defendants filed a Motion for Reconsideration of the order denying Defendants’ motion to dismiss. On September 5, 2007, the court granted Defendants’ motion for reconsideration, but reaffirmed its May 31, 2007 denial of Defendants’ motion to dismiss. Defendants answered the amended consolidated complaint on July 10, 2007. On September 10, 2007, Plaintiffs moved for class certification. On March 6, 2008, the Court issued an opinion certifying a class comprised of purchasers of the Company’s common stock during the period from June 29, 2005 through January 11, 2006.

In February 2006, a derivative complaint was filed against certain Company officers and the Board of Directors of the Company in the United States District Court for the Southern District of New York. The Company was named as a nominal defendant. The complaint alleged, among other things, that the individual defendants violated their fiduciary duties by failing to disclose material information and/or by misleading the investing public about the Company’s business and financial condition relating to the THG Acquisition. The complaint sought damages and other monetary relief against the individual defendants. The Company and the individual defendants filed a motion to dismiss the complaint on June 15, 2006. That motion was granted on September 29, 2008, and the case dismissed.

The securities class action is in the early stages of litigation and an outcome cannot be predicted. Management does not believe that the outcome of this litigation will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. The Company intends to defend itself vigorously in the remaining suit.

Other

In connection with the sale of its Anthony Pools Division, K2 received certain distributions in 1997 and 1998 from a corporation in which it held a minority interest. On March 30, 2007, K2 received a notice of liability from the Internal Revenue Service asserting transferee liability for federal income taxes of this corporation totaling $16.5. K2 has contested the notice of liability by filing a petition in United States Tax Court. On May 20, 2008, K2 filed a Motion for Partial Summary Judgment on the grounds that the statute of limitations applicable for assessing tax attributable to certain partnership and affected items of the alleged transferor, which items made up most of the asserted liabilities, had expired. On June 24, 2008, the Internal Revenue Service filed a Notice of No Objection to K2’s Motion for Partial Summary Judgment agreeing that the applicable statute of limitations had expired. On July 15, 2008, the United States Tax Court granted K2’s motion. On September 26, 2008, K2 filed a Motion for Summary Judgment with respect to the remaining claims. The United States Tax Court has not yet issued a decision on that Motion. While K2 is continuing to gather information related to this matter and intends to continue to defend itself with respect to any remaining issues in this case, K2 believes that the ultimate conclusion of any remaining issues in this case will not be material to the Company. Accordingly, the Company’s management believes that this litigation is no longer material to the Company.

10. Taxes on Income

The following table sets forth the details and the activity related to unrecognized tax benefits as of and for the nine months ended September 30, 2008:

(in millions)	2008
Unrecognized tax benefits, January 1,	$96.7
Increases (decreases):
Tax positions taken during the current period	3.9
Tax positions taken during a prior period	—
Settlements with taxing authorities	(9.7)
Other	3.5

Unrecognized tax benefits, September 30,	$94.4

During 2008, the change in the unrecognized tax benefits primarily relates to the settlement of the Company’s 2003 and 2004 domestic audits and audit settlements of certain foreign subsidiaries for pre-acquisition periods of K2. At September 30, 2008, the amount of gross unrecognized tax benefits that, if recognized, would affect the reported tax rate is approximately $34.1, and the amount of gross unrecognized tax benefits as a result of purchase accounting is approximately $60.3. At September 30, 2008, the Company believes it has no tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits may significantly change within twelve months.

11. Fair Value Measurements

SFAS 157 defines three levels of inputs that may be used to measure fair value and requires that the assets or liabilities carried at fair value be disclosed by the input level under which they were valued. The input levels defined under SFAS 157 are as follows:

Level 1: Quoted market prices in active markets for identical assets and liabilities.

Level 2: Observable inputs other than defined in Level 1, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are not corroborated by observable market data.

The following table summarizes assets and liabilities that are measured at fair value on a recurring basis at September 30, 2008:

	September 30, 2008 Fair Value Asset (Liability)
(in millions)	Level 1	Level 2	Total
Derivatives:
Assets	$—	$3.4	$3.4
Liabilities	—	(15.6)	(15.6)
Available for sale securities	10.5	—	10.5

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

12. Earnings Per Share

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2008	2007	2008	2007
Weighted average shares outstanding:
Basic	75.4	73.3	75.3	70.6
Dilutive share-based awards	1.1	1.6	1.1	1.9

Diluted	76.5	74.9	76.4	72.5

Stock options and warrants to purchase 3.1 million and 2.2 million shares of the Company’s common stock at September 30, 2008 and 2007, respectively, had exercise prices that exceeded the average market price of the Company’s common stock for the three months ended September 30, 2008 and 2007. As such, these share-based awards did not affect the computation of diluted earnings per share.

13. Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2008	2007	2008	2007
Net income	$63.8	$21.2	$111.5	$39.3
Unrealized gain (loss) on investment	(0.1)	(0.6)	0.1	—
Derivative financial instruments	9.7	(7.3)	9.4	(10.8)
Foreign currency translation	(47.8)	18.0	(15.3)	29.2
Accrued benefit costs	(0.4)	—	(1.2)	(0.1)

Comprehensive income	$25.2	$31.3	$104.5	$57.6

14. Employee Benefit Plans

Components of Net Periodic Costs

Pension Benefits

	Three months ended September 30,
	2008			2007
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$0.1	$0.2	$0.3	$0.1	$0.3	$0.4
Interest cost	4.6	0.4	5.0	4.3	0.4	4.7
Expected return on plan assets	(4.6)	(0.3)	(4.9)	(4.0)	(0.3)	(4.3)
Amortization, net	—	—	—	0.1	—	0.1

Net periodic cost	0.1	0.3	0.4	0.5	0.4	0.9

Curtailment/Settlement	—	—	—	0.1	—	0.1

Total benefit cost	$0.1	$0.3	$0.4	$0.6	$0.4	$1.0

	Nine months ended September 30,
	2008			2007
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$0.1	$0.8	$0.9	$0.3	$0.6	$0.9
Interest cost	13.7	1.5	15.2	11.4	0.8	12.2
Expected return on plan assets	(13.8)	(1.0)	(14.8)	(10.4)	(0.5)	(10.9)
Amortization, net	—	—	—	0.3	—	0.3

Net periodic cost	—	1.3	1.3	1.6	0.9	2.5

Curtailment/Settlement	—	—	—	0.1	—	0.1

Total benefit cost	$—	$1.3	$1.3	$1.7	$0.9	$2.6

Postretirement Benefits

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2008	2007	2008	2007
Service cost	$0.1	$0.1	$0.2	$0.3
Interest cost	0.2	0.3	0.8	0.9
Amortization, net	(0.3)	(0.1)	(1.0)	(0.5)

Net periodic cost	$—	$0.3	$—	$0.7

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

The Company is required to adopt the measurement date provisions of SFAS 158 for the year ending December 31, 2008 and will use the second transition approach as defined by SFAS 158. This transition approach allows the Company to estimate the effects of the change by use of the measurements determined at September 30, 2007 and used for the year ended December 31, 2007. The Company does not expect the adoption of the measurement date provisions of SFAS 158 to have a material affect on the consolidated financial position, results of operations or cash flows of the Company.

15. Reorganization and Acquisition-Related Integration Costs

For the three and nine months ended September 30, 2008 and 2007, the Company recorded the following reorganization and acquisition-related integration costs:

	Three months ended September 30, 2008
(in millions)	Employee Terminations	Other Charges	Impairment	Total
Charged to Results of Operations:
Outdoor Solutions	$2.8	$4.0	$—	$6.8
Branded Consumables	1.7	0.8	—	2.5
Process Solutions	0.4	0.3	—	0.7
Corporate	2.1	0.7	—	2.8

	$7.0	$5.8	$—	$12.8

	Three months ended September 30, 2007
(in millions)	Employee Terminations	Other Charges	Impairment	Total
Charged to Results of Operations:
Outdoor Solutions	$0.1	$0.6	$—	$0.7
Consumer Solutions	0.2	7.1	—	7.3
Branded Consumables	0.1	1.2	0.4	1.7
Corporate	0.6	0.7	—	1.3

Subtotal	1.0	9.6	0.4	11.0
Capitalized as a Cost of Acquisition:
Corporate	11.9	0.2	—	12.1

	$12.9	$9.8	$0.4	$23.1

	Nine months ended September 30, 2008
(in millions)	Employee Terminations	Other Charges	Impairment	Total
Charged to Results of Operations:
Outdoor Solutions	$10.3	$10.3	$0.2	$20.8
Branded Consumables	4.3	1.7	—	6.0
Process Solutions	2.0	0.8	—	2.8
Corporate	2.3	2.7	—	5.0

Subtotal	18.9	15.5	0.2	34.6
Capitalized as a Cost of Acquisition:
Outdoor Solutions	2.4	3.6	—	6.0
Corporate	0.5	—	—	0.5

	$21.8	$19.1	$0.2	$41.1

	Nine months ended September 30, 2007
(in millions)	Employee Terminations	Other Charges	Impairment	Total
Charged to Results of Operations:
Outdoor Solutions	$1.5	$2.2	$—	$3.7
Consumer Solutions	7.2	11.3	—	18.5
Branded Consumables	0.5	4.4	0.8	5.7
Corporate	0.8	0.8	—	1.6

Subtotal	10.0	18.7	0.8	29.5
Capitalized as a Cost of Acquisition:
Corporate	11.9	0.2	—	12.1

	$21.9	$18.9	$0.8	$41.6

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

Outdoor Solutions Segment

During 2007, the Company initiated plans to integrate certain businesses acquired from K2 and Pure Fishing. This plan includes, in part, facility closings and headcount reductions. Employee termination charges for the three and nine months ended September 30, 2008 relate to the implementation of these initiatives. During 2006 and 2005, the Company implemented various strategic initiatives in the Outdoor Solutions segment. These initiatives included both rationalizing and outsourcing certain European manufacturing facilities and the reorganization of the domestic sales force. Employee termination charges for the three and nine months ended September 30, 2007 relate to the implementation of these initiatives.

For the three and nine months ended September 30, 2008, other charges, which result from the integration of K2 and Pure Fishing, include professional fees ($1.1 and $3.7, respectively), lease exits costs ($1.2 and $1.9, respectively) and other costs ($1.7 and $4.7, respectively), which are comprised primarily of contract termination fees and moving costs. For the three and nine months ended September 30, 2007, other charges, which result from the integration of K2 and Pure Fishing, are comprised primarily of professional fees and contract termination fees.

At September 30, 2008, $6.2 of severance and other employee benefit-related costs and $8.0 of other costs remain accrued for these initiatives.

Consumer Solutions Segment

As part of the acquisition of American Household, Inc. (the “AHI Acquisition”) and The Holmes Group, Inc. (the “THG Acquisition”), each in 2005, it was determined that, due to similarities between the combined Consumer Solutions segment customer base, distribution channels and operations, significant cost savings could be achieved by integrating certain functions of these businesses, such as distribution and warehousing, information technology and certain administrative functions. In order to leverage a shared infrastructure, the Company initiated certain reorganization plans prior to 2007. This initiative was largely completed during 2007. Employee termination charges for the three and nine months ended September 30, 2007 primarily relate to this plan. For the three and nine months ended September 30, 2007, other charges primarily consist of facility closing costs ($6.6 and $8.3, respectively) and other costs primarily related to professional fees ($0.1 and $2.6, respectively). At September 30, 2008, $10.3 of costs (primarily lease obligations) remain accrued for this initiative.

Branded Consumables Segment

In 2007, the Company initiated a plan to consolidate certain non-manufacturing processes across this segment’s platform. This plan includes headcount reduction and facility consolidation. Prior to 2007, the Company began implementing a strategic plan to reorganize its Branded Consumables segment and thereby facilitate long-term cost savings and improve management and reporting capabilities. Specific cost savings initiatives include the utilization of certain shared distribution and warehousing services and information systems platforms and outsourcing the manufacturing of certain kitchen products. Employee termination charges for the three and nine months ended September 30, 2008 and 2007 primarily relate to these initiatives and substantially all employees under these initiatives have been terminated as of September 30, 2008.

For the three and nine months ended September 30, 2008, other charges primarily consist of professional fees. For the three and nine months ended September 30, 2007 other charges primarily consist of facility closing costs ($0.2 and $1.7, respectively) and other costs, primarily related to professional fees ($1.0 and $2.7, respectively).

Process Solutions Segment

During 2007, the Company initiated a plan to consolidate manufacturing facilities related to the plastics business. The plan is expected to result in facility closures and headcount reductions. Employee termination charges for the three and nine months ended September 30, 2008 primarily relate to this plan.

Corporate Reorganization and Acquisition-Related Integration Costs

For the three and nine months ended September 30, 2008, other charges are primarily due to the integration of certain corporate functions related to the Acquisition.

The following table sets forth the details and the activity related to reorganization and acquisition-related integration costs as of and for the nine months ended September 30, 2008:

		Reorganization and Acquisition-related Integration Costs, net
(in millions)	Accrual Balance at December 31, 2007	Charged to Results of Operations	Capitalized as a Cost of Acquisition	Payments	Foreign Currency and Other	Accrual Balance at September 30, 2008
Severance and other employee-related	$11.6	$18.9	$2.9	$(17.9)	$(1.8)	$13.7
Other costs	14.9	15.5	3.6	(18.2)	1.5	17.3

	$26.5	$34.4	$6.5	$(36.1)	$(0.3)	$31.0

Impairment		0.2

		$34.6

16. Segment Information

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

In the Outdoor Solutions segment the Company manufactures and sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, gas and charcoal grills, foldable furniture, lanterns and flashlights, propane fuel, sleeping bags, tents and water recreation products such as tow-behinds, boats and kayaks. The Outdoor Solutions segment also sells fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, softball, football, basketball, field hockey and lacrosse products are sold under brand names such as deBeer®, Gait by deBeer®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas™, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as Adio®, Ex Officio®, Marmot® and Planet Earth®.

In the Consumer Solutions segment the Company manufactures and sources, markets, and distributes a diverse line of household products, including kitchen appliances and personal care and wellness products for home use. This segment maintains a strong portfolio of globally recognized brands including Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam® and Villaware®. The principal products in this segment include clippers and trimmers for professional use in the beauty and barber and animal segments; electric blankets, mattress pads and throws; household kitchen appliances, such as blenders, coffeemakers, irons, mixers, slow cookers, toasters, toaster ovens and vacuum packaging machines; personal care and wellness products, such as fans, humidifiers, heaters and air purifiers, for home use; products for the hospitality industry; and scales for consumer use.

In the Branded Consumables segment the Company manufactures and sources, markets and distributes a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples including arts and crafts paint brushes, children’s card games, clothespins, collectible tins, cordage, firelogs and firestarters, home safety equipment, home canning jars and accessories, kitchen matches, other craft items, plastic cutlery, playing cards and accessories, storage and workshop accessories, toothpicks and other accessories. This segment markets our products under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, BRK®, Crawford®, Diamond®, Dicon®, First Alert®, Forster®, Hoyle®, KEM®, Kerr®, Lehigh®, Leslie-Locke®, Loew Cornell® and Pine Mountain® brand names, among others.

In the Process Solutions segment the Company manufactures, markets and distributes a wide variety of plastic products including closures, contact lens packaging, plastic cutlery, refrigerator door liners, medical disposables and rigid packaging. Many of these products are consumable in nature or represent components of consumer products. The materials business, produces specialty nylon polymers, conductive fibers and monofilament used in various products, including woven mats used by paper producers and weed trimmer cutting line, as well as fiberglass radio antennas for marine, citizen band and military applications. This segment is also the largest North American producer of niche products fabricated from solid zinc strip and are the sole source supplier of copper plated zinc penny blanks to the United States Mint, a major supplier to the Royal Canadian Mint, as well as a supplier of nickel, brass and bronze plated finishes on steel and zinc for coinage to other international markets. In addition, we manufacture a line of industrial zinc products marketed globally for use in the plumbing, automotive, electrical component and architectural markets.

Segment information as of and for the three and nine months ended September 30, 2008 and 2007 is as follows:

(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Three months ended September 30, 2008
Net sales	$620.1	$542.7	$223.5	$83.7	$(14.4)	$1,455.6	$—	$1,455.6

Segment earnings (loss)	$83.6	$82.8	$36.5	$8.9	$—	$211.8	$(24.1)	$187.7
Adjustments to reconcile to reported operating earnings (loss):
Reorganization and acquisition-related integration costs, net	(6.8)	—	(2.5)	(0.7)	—	(10.0)	(2.8)	(12.8)
Depreciation and amortization	(15.9)	(6.8)	(4.7)	(3.2)	—	(30.6)	(0.2)	(30.8)

Operating earnings (loss)	$60.9	$76.0	$29.3	$5.0	$—	$171.2	$(27.1)	$144.1

Other segment data:
Total assets	$2,709.1	$1,952.9	$1,122.2	$205.8	$—	$5,990.0	$66.0	$6,056.0

(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Three months ended September 30, 2007 (reclassified)
Net sales	$498.4	$540.1	$213.5	$86.7	$(16.5)	$1,322.2	$—	$1,322.2

Segment earnings (loss)	$72.6	$79.3	$34.0	$8.0	$—	$193.9	$(34.0)	$159.9
Adjustments to reconcile to reported operating earnings (loss):
Reorganization and acquisition-related integration costs, net	(0.7)	(7.3)	(1.7)	—	—	(9.7)	(1.3)	(11.0)
Fair value adjustment to inventory	(43.8)	—	—	(1.5)	—	(45.3)	—	(45.3)
Depreciation and amortization	(11.9)	(6.6)	(4.3)	(2.8)	—	(25.6)	(0.4)	(26.0)

Operating earnings (loss)	$16.2	$65.4	$28.0	$3.7	$—	$113.3	$(35.7)	$77.6

(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Nine months ended September 30, 2008
Net sales	$1,987.0	$1,242.3	$589.3	$264.5	$(50.1)	$4,033.0	$—	$4,033.0

Segment earnings (loss)	$240.3	$161.0	$76.7	$29.4	$—	$507.4	$(68.5)	$438.9
Adjustments to reconcile to reported operating earnings (loss):
Reorganization and acquisition-related integration costs, net	(20.8)	—	(6.0)	(2.8)	—	(29.6)	(5.0)	(34.6)
Depreciation and amortization	(46.8)	(19.7)	(13.1)	(9.3)	—	(88.9)	(0.8)	(89.7)

Operating earnings (loss)	$172.7	$141.3	$57.6	$17.3	$—	$388.9	$(74.3)	$314.6

(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Nine months ended September 30, 2007 (reclassified)
Net sales	$1,128.4	$1,264.5	$588.8	$260.7	$(49.2)	$3,193.2	$—	$3,193.2

Segment earnings (loss)	$163.5	$155.6	$80.3	$24.5	$—	$423.9	$(75.4)	$348.5
Adjustments to reconcile to reported operating earnings (loss):
Reorganization and acquisition-related integration costs, net	(3.7)	(18.5)	(5.7)	—	—	(27.9)	(1.6)	(29.5)
Fair value adjustment to inventory	(70.9)	—	—	(1.5)	—	(72.4)	—	(72.4)
Depreciation and amortization	(23.6)	(20.3)	(12.6)	(7.2)	—	(63.7)	(1.2)	(64.9)

Operating earnings (loss)	$65.3	$116.8	$62.0	$15.8	$—	$259.9	$(78.2)	$181.7

17. Condensed Consolidating Financial Statements

The Company’s 7 1/2% Senior Subordinated Notes are fully guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these Senior Subordinated Notes. Presented below is the condensed consolidating financial statements of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis as of September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and 2007.

Condensed Consolidating Statements of Income

	Three months ended September 30, 2008
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$941.5	$561.9	$(47.8)	$1,455.6
Costs and expenses	24.6	847.3	487.4	(47.8)	1,311.5

Operating (loss) earnings	(24.6)	94.2	74.5	—	144.1
Other expense, net	40.4	21.7	18.2	—	80.3
Equity in the income of subsidiaries	128.8	55.0	—	(183.8)	—

Net income (loss)	$63.8	$127.5	$56.3	$(183.8)	$63.8

	Three months ended September 30, 2007
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$784.0	$579.9	$(41.7)	$1,322.2
Costs and expenses	32.7	704.9	548.7	(41.7)	1,244.6

Operating (loss) earnings	(32.7)	79.1	31.2	—	77.6
Other expense, net	38.6	1.3	16.5	—	56.4
Equity in the income of subsidiaries	92.5	14.1	—	(106.6)	—

Net income (loss)	$21.2	$91.9	$14.7	$(106.6)	$21.2

	Nine months ended September 30, 2008
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,627.3	$1,549.2	$(143.5)	$4,033.0
Costs and expenses	63.7	2,397.9	1,400.3	(143.5)	3,718.4

Operating (loss) earnings	(63.7)	229.4	148.9	—	314.6
Other expense, net	123.1	31.7	48.3	—	203.1
Equity in the income of subsidiaries	298.3	98.5	—	(396.8)	—

Net income (loss)	$111.5	$296.2	$100.6	$(396.8)	$111.5

	Nine months ended September 30, 2007
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,176.8	$1,139.3	$(122.9)	$3,193.2
Costs and expenses	71.7	2,020.9	1,041.8	(122.9)	3,011.5

Operating (loss) earnings	(71.7)	155.9	97.5	—	181.7
Other expense, net	107.4	0.7	34.3	—	142.4
Equity in the income of subsidiaries	218.4	61.1	—	(279.5)	—

Net income (loss)	$39.3	$216.3	$63.2	$(279.5)	$39.3

Condensed Consolidating Balance Sheets

	As of September 30, 2008
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$71.8	$1,186.7	$1,478.0	$(2.9)	$2,733.6
Investment in subsidiaries	4,526.9	839.0	—	(5,365.9)	—
Non-current assets	144.8	3,614.2	295.4	(732.0)	3,322.4

Total assets	$4,743.5	$5,639.9	$1,773.4	$(6,100.8)	$6,056.0

Liabilities and stockholders’ equity
Current liabilities	$106.1	$617.2	$659.8	$(2.2)	$1,380.9
Non-current liabilities	2,983.7	546.8	223.6	(732.7)	3,021.4
Stockholders’ equity	1,653.7	4,475.9	890.0	(5,365.9)	1,653.7

Total liabilities and stockholders’ equity	$4,743.5	$5,639.9	$1,773.4	$(6,100.8)	$6,056.0

	As of December 31, 2007
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$67.3	$1,012.7	$1,470.9	$(0.7)	$2,550.2
Investment in subsidiaries	4,268.9	819.4	—	(5,088.3)	—
Non-current assets	97.5	3,530.0	255.2	(564.8)	3,317.9

Total assets	$4,433.7	$5,362.1	$1,726.1	$(5,653.8)	$5,868.1

Liabilities and stockholders’ equity
Current liabilities	$89.6	$606.7	$584.1	$—	$1,280.4
Non-current liabilities	2,805.5	513.4	295.7	(565.5)	3,049.1
Stockholders’ equity	1,538.6	4,242.0	846.3	(5,088.3)	1,538.6

Total liabilities and stockholders’ equity	$4,433.7	$5,362.1	$1,726.1	$(5,653.8)	$5,868.1

Condensed Consolidating Statements of Cash Flows

	Nine months ended September 30, 2008
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(756.7)	$655.4	$156.0	$—	$54.7
Financing activities:
Net change in short-term debt	30.0	—	36.8	—	66.8
Proceeds (payments) from (to) intercompany transactions	772.1	(602.9)	(169.2)	—	—
Proceeds from issuance of long-term debt	25.0	—	—	—	25.0
Payments on long-term debt	(20.0)	—	(0.7)	—	(20.7)
Issuance (repurchase) of common stock, net	(9.0)	—	—	—	(9.0)
Other	(2.6)	—	(2.5)	—	(5.1)

Net cash provided by (used in) financing activities	795.5	(602.9)	(135.6)	—	57.0

Investing Activities:
Additions to property, plant and equipment	(1.0)	(54.2)	(14.8)	—	(70.0)
Acquisition of business and earnout payments, net of cash acquired	(38.2)	(1.6)	(1.0)	—	(40.8)
Other	—	(0.6)	(6.8)	—	(7.4)

Net cash used in investing activities	(39.2)	(56.4)	(22.6)	—	(118.2)

Effect of exchange rate changes on cash	—	—	0.7	—	0.7

Net decrease in cash and cash equivalents	(0.4)	(3.9)	(1.5)	—	(5.8)
Cash and cash equivalents at beginning of period	59.3	10.7	150.5	—	220.5

Cash and cash equivalents at end of period	$58.9	$6.8	$149.0	$—	$214.7

	Nine months ended September 30, 2007
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(74.2)	$39.7	$57.8	$—	$23.3
Financing activities:
Net change in short-term debt	56.7	—	246.3	—	303.0
Proceeds (payments) from (to) intercompany transactions	(70.8)	6.6	64.2	—	—
Proceeds from issuance of long-term debt	1,350.0	—	—	—	1,350.0
Payments on long-term debt	(409.0)	—	(320.2)	—	(729.2)
Issuance (repurchase) of common stock, net	(14.4)	—	—	—	(14.4)
Other	(35.9)	—	0.3	—	(35.6)

Net cash provided by (used in) financing activities	876.6	6.6	(9.4)	—	873.8

Investing Activities:
Additions to property, plant and equipment	(4.3)	(33.8)	(17.3)	—	(55.4)
Acquisition of business and earnout payments, net of cash acquired	(906.0)	—	—	—	(906.0)
Other	20.3	0.2	—	—	20.5

Net cash used in investing activities	(890.0)	(33.6)	(17.3)	—	(940.9)

Effect of exchange rate changes on cash	—	—	3.7	—	3.7

Net increase (decrease) in cash and cash equivalents	(87.6)	12.7	34.8	—	(40.1)
Cash and cash equivalents at beginning of period	125.8	(1.2)	78.0	—	202.6

Cash and cash equivalents at end of period	$38.2	$11.5	$112.8	$—	$162.5

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

The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the Company’s Forms 10-Q, 8-K and 10-K reports to the SEC. Please see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for a list of factors which could cause the Company’s actual results to differ materially from those projected in the Company’s forward-looking statements and certain risks and uncertainties that may affect the operations, performance and results of the Company’s businesses. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

In the Outdoor Solutions segment the Company manufactures and sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, gas and charcoal grills, foldable furniture, lanterns and flashlights, propane fuel, sleeping bags, tents and water recreation products such as boats, kayaks and tow-behinds. The Outdoor Solutions segment also sells fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, softball, football, basketball, field hockey and lacrosse products are sold under brand names such as deBeer®, Gait by deBeer®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas™, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as Adio®, Ex Officio®, Marmot® and Planet Earth®.

In the Consumer Solutions segment the Company manufactures and sources, markets, and distributes a diverse line of household products, including kitchen appliances and personal care and wellness products for home use. This segment maintains a strong portfolio of globally recognized brands including Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam® and Villaware®. The principal products in this segment include clippers and trimmers for professional use in the beauty and barber and animal segments; electric blankets, mattress pads and throws; household kitchen appliances, such as blenders, coffeemakers, irons, mixers, slow cookers, toasters, toaster ovens and vacuum packaging machines; personal care and wellness products, such as air purifiers, fans, heaters, and humidifiers for home use; products for the hospitality industry; and scales for consumer use.

In the Branded Consumables segment the Company manufactures and sources, markets and distributes a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples including arts and crafts paint brushes, children’s card games, clothespins, collectible tins, cordage, firelogs and firestarters, home safety equipment, home canning jars and accessories, kitchen matches, other craft items, plastic cutlery, playing cards and accessories, storage and workshop accessories, toothpicks and other accessories. This segment markets our products under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, BRK®, Crawford®, Diamond®, Dicon®, First Alert®, Forster®, Hoyle®, KEM®, Kerr®, Lehigh®, Leslie-Locke®, Loew Cornell® and Pine Mountain® brand names, among others.

In the Process Solutions segment the Company manufactures, markets and distributes a wide variety of plastic products including closures, contact lens packaging, plastic cutlery, refrigerator door liners, medical disposables and rigid packaging. Many of these products are consumable in nature or represent components of consumer products. The materials business, produces specialty nylon polymers, conductive fibers and monofilament used in various products, including woven mats used by paper producers and weed trimmer cutting line, as well as fiberglass radio antennas for marine, citizen band and military applications. This segment is also the largest North American producer of niche products fabricated from solid zinc strip and are the sole source supplier of copper plated zinc penny blanks to the United States Mint, a major supplier to the Royal Canadian Mint, as well as a supplier of nickel, brass and bronze plated finishes on steel and zinc for coinage to other international markets. In addition, we manufacture a line of industrial zinc products marketed globally for use in the plumbing, automotive, electrical component and architectural markets.

Acquisitions

2007 Activity

The Company has not completed any acquisitions in 2008. On April 6, 2007, the Company acquired Pure Fishing, Inc. (“Pure Fishing”), a leading global provider of fishing tackle marketed under well-known fishing brands including Abu-Garcia®, Berkley®, Gulp!®, Mitchell®, Stren® and Trilene®. The consideration consisted of $300 million in cash, a $100 million five year subordinated note with a 2% coupon and a warrant exercisable into approximately 2.2 million shares of Jarden common stock with an initial exercise price of $45.32 per share (subject to adjustment as provided therein). In addition to the upfront purchase price, a contingent purchase price payment of up to $50 million based on the future financial performance of the acquired business may be paid and in April 2008, approximately $25 million of this amount was paid. The Company’s results of operations include the results of Pure Fishing from April 6, 2007.

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

The differences in the results from operations for 2008 versus 2007 are primarily due to the K2 and Pure Fishing acquisitions.

Results of Operations—Comparing 2008 to 2007

	Net Sales
	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in millions)
Outdoor Solutions	$620.1	$498.4	$1,987.0	$1,128.4
Consumer Solutions	542.7	540.1	1,242.3	1,264.5
Branded Consumables	223.5	213.5	589.3	588.8
Process Solutions	83.7	86.7	264.5	260.7
Intercompany eliminations	(14.4)	(16.5)	(50.1)	(49.2)

	$1,455.6	$1,322.2	$4,033.0	$3,193.2

Three Months Ended September 30, 2008 versus the Three Months Ended September 30, 2007

Net sales for the three months ended September 30, 2008 increased $133 million, or 10.1%, to $1.5 billion versus the same prior year period. The overall increase in net sales was primarily due to the acquisition of K2, which is in the process of being integrated primarily into the Outdoor Solutions segment. Net sales in the Outdoor Solutions segment increased $122 million, driven by the inclusion of the acquired K2 business and organic sales growth of approximately 7% in the legacy Coleman business. The organic growth was primarily due to an expanded lighting program, the launch of new tailgating related products, hurricane related volumes and favorable foreign currency translation. Net sales in the Consumer Solutions segment grew organically $2.6 million or 0.5%, which was primarily due to increased demand and improved pricing internationally, partially offset by weakness in domestic sales in most categories, primarily as result of overall economic weakness at retail. Net sales in the Branded Consumables segment grew organically $10.0 million or 4.7%, which is mainly attributed to improved sales of Ball® and Kerr® fresh preserving products, partially offset by overall weakness at retail, primarily at domestic home improvement retailers. The Process Solutions segment declined 3.5% on a year-over-year basis, primarily due to a reduction in the pass through pricing of zinc, primarily due to a 44% decline in the average price of zinc during the third quarter of 2008 as compared to the same prior year period, partially offset by the inclusion of the K2 monofilament business.

Cost of sales increased $45.4 million to $1.0 billion for the three months ended September 30, 2008 versus the same prior year period, primarily due to the acquisition of K2, partially offset by the inclusion of a $45.3 million charge during the three months ended September 30, 2007, related to the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory related to the Acquisition that requires the fair value of the inventory acquired to be valued at the sales price of the finished inventory, less costs to complete and a reasonable profit allowance for selling effort. Cost of sales as a percentage of net sales for the three months ended September 30, 2008 and 2007 was 71.4% and 75.2%, respectively (71.8% for the three months ended September 30, 2007 excluding the charge for the elimination of manufacturer’s profit in inventory). The improvement is primarily due to the elimination of the manufacturer’s profit in inventory in 2007, higher margins from acquired businesses, price increases and benefits from prior reorganization and integration programs, offset by higher commodity and transportation costs.

Selling, general and administrative expenses increased $19.7 million to $259 million for the three months ended September 30, 2008 versus the same prior year period. The increase was primarily due to the Acquisition, partially offset by an incremental decrease in stock-based compensation expense ($10.3 million) for the three months ended September 30, 2008 versus the same prior year period.

Reorganization and acquisition-related integration costs, net, increased $1.8 million to $12.8 million for the three months ended September 30, 2008 versus the same prior year period. The majority of these charges ($6.8 million) relate to ongoing integration-related activities in the Outdoor Solutions segment principally as a result of the K2 and Pure Fishing acquisitions. During the three months ended September 30, 2008, the Company also recorded reorganization and acquisition-related integration costs ($3.2 million) within the Branded Consumables and Process Solutions segments that primarily relate to the consolidation of manufacturing facilities and headcount reductions. Additionally, for the three months ended September 30, 2008, the Company recorded reorganization and acquisition-related integration costs ($2.8 million) that are primarily due to severance and the integration of certain corporate functions related to the Acquisition.

Net interest expense increased by $1.0 million to $44.0 million for the three months ended September 30, 2008 versus the same prior year period. This increase was principally due to higher levels of outstanding debt versus the same prior year period. The weighted average interest rate for 2008 decreased to 6.2% from 7.0% in 2007, primarily due to reductions in LIBOR.

The Company’s reported tax rate for the three months ended September 30, 2008 and 2007 was 36.3% and 38.5%, respectively. There was no material difference from the statutory tax rate to the reported rate for the three months ended September 30, 2008. The reported tax rate for the three months ended September 30, 2007 differs from our statutory rate principally due to the reduction of certain foreign deferred tax assets, offset by increased foreign earnings in lower tax jurisdictions.

Net income for the three months ended September 30, 2008 increased $42.6 million to $63.8 million versus the same prior year period. For the three months ended September 30, 2008 and 2007 diluted earnings per share were $0.83 and $0.28, respectively. The 201% increase in net income was primarily due to incremental earnings resulting from volume increases and margin expansion due to acquisitions, an incremental decrease in stock-based compensation expense ($10.3 million) and the charge recorded during the three months ended September 30, 2007 related to the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory related to the Acquisition ($45.3 million).

Nine months ended September 30, 2008 versus the Nine months ended September 30, 2007

Net sales for the nine months ended September 30, 2008 increased $840 million, or 26.3%, to $4.0 billion versus the same prior year period. The overall increase in net sales was primarily due to the acquisitions of K2 and Pure Fishing, which are in the process of being integrated primarily into the Outdoor Solutions segment. Net sales in the Outdoor Solutions segment increased $859 million, driven by the inclusion of the acquired K2 and Pure Fishing businesses and organic growth in the legacy Coleman business (approximately 5.0%). The organic growth was primarily due to an expanded lighting program, the launch of new tailgating related products, hurricane related volumes and favorable foreign currency translation. Net sales in the Consumer Solutions segment decreased $22.2 million or 1.8%, which was primarily due to weakness in domestic sales in most product categories, primarily as result of overall economic weakness at retail and a reduction in sales of certain product lines ahead of new product introductions, partially offset by increased demand and improved pricing internationally. Net sales in the Branded Consumables segment increased marginally on a year-over-year basis, which is mainly attributed to improved sales of Ball® and Kerr® fresh preserving products, mostly offset by overall weakness at retail, primarily at domestic home improvement retailers. The Process Solutions segment increased 1.5% on a year-over-year basis, primarily due to a decline in the zinc business, primarily due to lower coinage sales, which is typical in a recessionary environment, and a reduction in the pass through pricing of zinc, primarily due to a 39% decline in the average price of zinc for the nine months ended September 30, 2008 versus the same prior year period, partially offset by the inclusion of the K2 monofilament business.

Cost of sales increased $508 million to $2.9 billion for the nine months ended September 30, 2008 versus the same prior year period, primarily due to the acquisitions of K2 and Pure Fishing, partially offset by the inclusion of a $72.4 million charge during the nine months ended September 30, 2007 related to the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory related to the K2 and Pure Fishing acquisitions. Cost of sales as a percentage of net sales for the nine months ended September 30, 2008 and 2007 was 72.1% and 75.2%, respectively (72.9% for the nine months ended September 30, 2007 excluding the charge for the elimination of manufacturer’s profit in inventory). The improvement is primarily due to the elimination of the manufacturer’s profit in inventory in 2007, higher margins from acquired businesses, price increases and benefits from prior reorganization and integration programs, partially offset by rising commodity and transportation costs.

Selling, general and administrative expenses increased $194 million to $775 million for the nine months ended September 30, 2008 versus the same prior year period. The increase was primarily due to acquisitions of K2 and Pure Fishing, partially offset by an incremental decrease in stock-based compensation expense ($16.7 million) for the nine months ended September 30, 2008 versus the same prior year period.

Reorganization and acquisition-related integration costs, net, increased $5.1 million to $34.6 million for the nine months ended September 30, 2008 versus the same prior year period. The majority of these charges ($20.8 million) relate to ongoing integration-related activities in the Outdoor Solutions segment principally as a result of the K2 and Pure Fishing acquisitions. During the nine months ended September 30, 2008, the Company also recorded reorganization and acquisition-related integration costs ($8.8 million) within the Branded Consumables and Process Solutions segments that primarily relate to the consolidation of manufacturing facilities and headcount reductions. Additionally, for the nine months ended September 30, 2008, the Company recorded reorganization and acquisition-related integration costs ($5.0 million) that are primarily due to severance and integration of certain corporate functions related to the Acquisition.

Net interest expense increased by $32.1 million to $133 million for the nine months ended September 30, 2008 versus the same prior year period. This increase was principally due to higher levels of outstanding debt versus the same prior year period. The weighted average interest rate for 2008 decreased to 6.3% from 7.0% in 2007, primarily due to reductions in LIBOR.

The Company’s reported tax rate for the nine months ended September 30, 2008 and 2007 was 38.7% and 39.7%, respectively. The difference from the statutory tax rate to the reported rate for the nine months ended September 30, 2008 results principally from U.S. tax expense of $3.6 million recognized on undistributed foreign income. The tax rate for the nine months ended September 30, 2007 differs from the statutory rate principally due to the reduction of certain foreign deferred tax assets and a tax charge related to distributed foreign earnings.

Net income for the nine months ended September 30, 2008 increased $72.2 million to $111.5 million versus the same prior year period. For the nine months ended September 30, 2008 and 2007 diluted earnings per share were $1.46 and $0.54, respectively. The 184% increase in net income was primarily due to incremental earnings resulting from volume increases and margin expansion due to acquisitions, an incremental decrease in stock-based compensation expense ($16.7 million) and the charge recorded during the nine months ended September 30, 2007 related to the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory related to the K2 and Pure Fishing acquisitions ($72.4 million), partially offset by incremental acquisition-related interest expense recorded in 2008.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company believes that its cash and cash equivalents, cash generated from operations and the availability under its senior credit facility and the credit facilities of certain foreign subsidiaries as of September 30, 2008, provide sufficient liquidity to support working capital requirements, planned capital expenditures, completion of current and future reorganization and acquisition-related integration programs, pension plan contribution requirements and servicing debt obligations.

Net cash provided in operating activities for the nine months ended September 30, 2008 and 2007 was $54.7 million and $23.3 million, respectively. The improvement is primarily due to increased profitability following the K2 and Pure Fishing acquisitions.

Net cash provided by financing activities for the nine months ended September 30, 2008 and 2007 was $57.0 million and $874 million, respectively. The change is primarily due to the issuance of long-term debt during 2007 ($1.4 billion), partially offset by long-term debt payments ($729 million) in 2007, an incremental decrease in net short-term debt borrowings in 2008 ($236 million); and an incremental decrease in debt issue costs in 2008 ($33.8 million).

Net cash used in investing activities for the nine months ended September 30, 2008 was $118 million versus $941 million for the same period in 2007. Cash used for the acquisition of businesses and earnout payments for the nine months ended September 30, 2008 decreased approximately $865 million over the same period in 2007 due to the acquisitions of K2 and Pure Fishing in 2007. For the nine months ended September 30, 2008, capital expenditures were $70.0 million versus $55.4 million for the same period in 2007. The Company has historically maintained capital expenditures at less than 2% of net sales and expects that capital expenditures for 2008 will be consistent with this threshold.

CAPITAL RESOURCES

At September 30, 2008, there was $30.0 million outstanding under the revolving credit portion of the Company’s senior credit facility (the “Facility”). At September 30, 2008, net availability under the Facility was approximately $165 million, after deducting approximately $30 million of outstanding letters of credit. The Company is required to pay commitment fees on the unused balance of the revolving credit facility. At September 30, 2008, the annual commitment fee on unused balances was 0.375%. As a precaution against the banks in the Company’s revolving credit facility being unable to fund their contractual commitments, during September 2008, the Company drew down $30.0 million from its existing revolving credit facility. Additionally, due to the continued turmoil in the financial markets, during October 2008, the Company drew down an additional $100 million from its existing revolving credit facility availability. The Company anticipates paying down this revolver balance from available cash, once the current uncertainty in the credit markets has subsided. The revolving credit facility matures in January 2010 and can bear interest at LIBOR or Prime Rate, plus an applicable margin. The Company considers the incremental interest expense associated with this additional drawdown as an insurance premium against any potential disruptions arising from a continued deterioration of the financial markets.

The Company has maintained a $250 million receivables purchase agreement (the “Securitization Facility”) since 2006, which is subject to annual renewal, bears interest at a margin over the commercial paper rate and is accounted for as a borrowing. Under the Securitization Facility, substantially all of the Company’s Outdoor Solutions, Consumer Solutions and Branded Consumables domestic accounts receivable are sold to a special purpose entity, Jarden Receivables, LLC (“JRLLC”), which is a wholly-owned consolidated subsidiary of the Company. JRLLC funds these purchases with borrowings under a loan agreement, secured by the accounts receivable. There is no recourse to the Company for the unpaid portion of any loans under this loan agreement. The Securitization Facility will be drawn upon and repaid as needed to fund general corporate purposes. At September 30, 2008, the Company’s Securitization Facility was fully utilized with outstanding borrowings totaling $250 million. The Securitization Facility is subject to annual renewal. In July 2008, the Company entered into an amendment to the Securitization Facility that extended it for another year until July 13, 2009. Following the renewal, the borrowing rate margin is 150 basis points and the unused line fee is 0.50% per annum. The Securitization Facility is reflected as a short-term borrowing on the Company’s balance sheet because of its annual term.

Certain foreign subsidiaries of the Company maintain working capital lines of credit with their respective local financial institutions for use in operating activities. At September 30, 2008, the aggregate amount available under these lines of credit totaled approximately $106 million.

The Company was not in default of any of its debt covenants at September 30, 2008.

The Company maintains international cash balances which at times may be significant. At September 30, 2008, approximately $29 million of this may be subject to certain availability restrictions. The Company does not believe that such restrictions will materially affect the Company’s liquidity, nor does the Company rely on these cash balances to fund operations outside of the country where the cash was generated.

Risk Management

From time to time the Company enters into derivative transactions to hedge its exposures to interest rate, foreign currency and commodity fluctuations. The Company does not enter into derivative transactions for speculative purposes.

The Company manages its fixed and floating rate debt mix using interest rate swaps. The Company uses fixed and floating rate swaps to alter its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest. Floating rate swaps are used to convert the fixed rates of long-term debt into short-term variable rates to take advantage of current market conditions. Fixed rate swaps are used to reduce the Company’s risk of the possibility of increased interest costs. Interest rate swap contracts are therefore used by the Company to separate interest rate risk management from the debt funding decision. At September 30, 2008, the interest rate on approximately 68% of the Company’s debt was fixed by either the nature of the obligation or through interest rate swap contracts.

During September 2008, the Company terminated $54 million notional amount of forward foreign currency contracts as the counterparty defaulted on these contracts upon filing for bankruptcy protection. These contracts had previously been designated as cash flow hedges of forecasted inventory purchases and sales. Gains or losses on these contracts were deferred as a component of accumulated other comprehensive income. At termination the fair market value of these contracts was a net asset of $2.7 million. Based on current information available, the Company believes that the probability of collecting on these contracts is extremely low. As such, the Company has provided a reserve for the entire net asset amount of these contracts, which resulted in the elimination of the amount of previously deferred net gains included in accumulated other comprehensive income.

Counterparty default risk is assessed in conjunction with the Company’s periodic assessment of hedge effectiveness. While the Company is exposed to potential credit loss in the event of non-performance by the counterparties to its existing hedges, all of which are highly rated institutions; the Company does not currently anticipate non-performance by such counterparties.

Interest Rate Swaps

At September 30, 2008, the Company had approximately $1.1 billion of notional amount outstanding in swap agreements that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income. The fair market value of these swaps was a liability of $12.7 million at September 30, 2008.

At September 30, 2008, the Company had outstanding a $40 million notional amount swap agreement that exchanges a variable interest rate (LIBOR) for fixed rate of interest over the term of the agreement that is not designated as an effective hedge for accounting purposes and the fair market value gains or losses are included in the results of operations. This swap matures June 30, 2010 and has a fixed rate of interest of 4.79%. The fair market value of this swap was a liability of $1.0 million at September 30, 2008.

Cross-currency swaps

At September 30, 2008, the Company had a $27.7 million notional amount cross-currency swap outstanding that exchanges Canadian dollars for U.S. dollars. This swap exchanges the variable interest rate bases of the U.S. dollar balance (3-month U.S. LIBOR plus a spread of 175 basis points) and the equivalent Canadian dollar balance (3-month CAD BA plus a spread of 192 basis points). This swap is designated as fair value hedge on a U.S dollar based term loan of a Canadian subsidiary. The fair market value of this cross-currency swap at September 30, 2008, was a liability of $3.7 million, with a corresponding offset to long-term debt.

Forward Foreign Currency Contracts

The Company uses forward foreign currency contracts (“foreign currency contracts”) to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statement of operations as the underlying hedged item. At September 30, 2008, the Company had approximately $260 million notional amount of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases and sales and mature through 2009. At September 30, 2008, the fair market value of these contracts was a net asset of $3.8 million.

At September 30, 2008, the Company had outstanding approximately $111 million notional amount of foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through 2009. Fair market value gains or losses are included in the results of operations. The fair market value of these foreign currency contracts was a net asset of $1.2 million at September 30, 2008.

Commodity Derivatives

During 2008, the Company initiated a risk management plan whereby, from time to time the Company enters into commodity-based derivatives in order to mitigate the impact that the rising price of these commodities has on the cost of certain of the Company’s raw materials. These derivatives provide the Company with maximum cost certainty, and in certain instances allow the Company to benefit should the cost of the commodity fall below certain dollar levels. These derivatives are not designated as effective hedges for accounting purposes. Fair market value gains or losses are included in the results of operations and as of September 30, 2008 their aggregate fair market value was an asset of $0.2 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Other than as discussed above, there have been no material changes from the information previously reported under Item 7A in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by this quarterly report.

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal controls over financial reporting to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the quarter covered by this quarterly report.

On August 8, 2007 the Company acquired all the outstanding shares of K2, a publicly traded company. The Company considers the acquisition of K2 material to the results of its operations, financial position and cash flows from the date of acquisition through September 30, 2008 and considers the controls and procedures of K2 to be reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company has excluded K2’s internal controls over financial reporting for fiscal year 2007 from its assessment of and conclusion on the effectiveness of internal controls over financial reporting.

On April 6, 2007, the Company completed the acquisition of Pure Fishing, a privately held company. The Company considers the controls and procedures of Pure Fishing to be reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company has excluded Pure Fishing’s internal controls over financial reporting for fiscal year 2007 from its assessment of and conclusion on the effectiveness of internal controls over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. In addition, the Company or certain of its subsidiaries have been identified by the United States Environmental Protection Agency (“EPA”) or a state environmental agency as a Potentially Responsible Party (“PRP”) pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law at various sites. Based on currently available information, the Company does not believe that the disposition of any of the legal or environmental disputes the Company or its subsidiaries is currently involved in will have a material adverse effect upon the Company’s consolidated financial condition, results of operations or cash flows. It is possible, that as additional information becomes available, the impact on the Company of an adverse determination could have a different effect.

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

Due to the uncertainty described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of September 30, 2008.

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

The lead plaintiffs filed an amended consolidated complaint on August 25, 2006 naming the Company, the Company’s Consumer Solutions segment and certain officers of the Company as defendants (collectively “Defendants”) and containing substantially the same allegations as in the initial complaints. On October 20, 2006, Defendants filed a motion to dismiss the consolidated amended complaint. On May 31, 2007, the Court issued an opinion denying Defendants’ motion to dismiss. On July 3, 2007, Defendants filed a Motion for Reconsideration of the order denying Defendants’ motion to dismiss. On September 5, 2007, the court granted Defendants’ motion for reconsideration, but reaffirmed its May 31, 2007 denial of Defendants’ motion to dismiss. Defendants answered the amended consolidated complaint on July 10, 2007. On September 10, 2007, Plaintiffs moved for class certification. On March 6, 2008, the Court issued an opinion certifying a class comprised of purchasers of the Company’s common stock during the period from June 29, 2005 through January 11, 2006.

In February 2006, a derivative complaint was filed against certain Company officers and the Board of Directors of the Company in the United States District Court for the Southern District of New York. The Company was named as a nominal defendant. The complaint alleged, among other things, that the individual defendants violated their fiduciary duties by failing to disclose material information and/or by misleading the investing public about the Company’s business and financial condition relating to the THG Acquisition. The complaint sought damages and other monetary relief against the individual defendants. The Company and the individual defendants filed a motion to dismiss the complaint on June 15, 2006. That motion was granted on September 29, 2008, and the case dismissed.

The securities class action is in the early stages of litigation and an outcome cannot be predicted. Management does not believe that the outcome of this litigation will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. The Company intends to defend itself vigorously in the remaining suit.

Other

In connection with the sale of its Anthony Pools Division, K2 received certain distributions in 1997 and 1998 from a corporation in which it held a minority interest. On March 30, 2007, K2 received a notice of liability from the Internal Revenue Service asserting transferee liability for federal income taxes of this corporation totaling $16.5 million. K2 has contested the notice of liability by filing a petition in United States Tax Court. On May 20, 2008, K2 filed a Motion for Partial Summary Judgment on the grounds that the statute of limitations applicable for assessing tax attributable to certain partnership and affected items of the alleged transferor, which items made up most of the asserted liabilities, had expired. On June 24, 2008, the Internal Revenue Service filed a Notice of No Objection to K2’s Motion for Partial Summary Judgment agreeing that the applicable statute of limitations had expired. On July 15, 2008, the United States Tax Court granted K2’s motion. On September 26, 2008, K2 filed a Motion for Summary Judgment with respect to the remaining claims. The United States Tax Court has not yet issued a decision on that Motion. While K2 is continuing to gather information related to this matter and intends to continue to defend itself with respect to any remaining issues in this case, K2 believes that the ultimate conclusion of any remaining issues in this case will not be material to the Company. Accordingly, the Company’s management believes that this litigation is no longer material to the Company.

Item 1A.	Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 6.	Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit	Description
3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Jarden Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 15, 2005, and incorporated herein by reference).

3.4	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 19, 2007, and incorporated herein by reference).

10.1	Amendment No. 3 to the Amended and Restated Loan Agreement, dated as of July 14, 2008, by and among Jarden Receivables LLC, as borrower, Jarden Corporation, as initial servicer, Three Pillars Funding LLC, as lender and SunTrust Robinson Humphrey, Inc, as administrator (filed as Exhibit 10.1 to the Company’s Current Report on 8-K, filed with the Commission on July 18, 2008, and incorporated herein by reference).

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2008
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