Form 10-K
period 2008-12-31
JARDEN CORP
filed 2009-02-23
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-13665

Jarden Corporation

(Exact name of registrant as specified in its charter)

Delaware	35-1828377
(State of Incorporation)	(IRS Identification Number)

555 Theodore Fremd Avenue, Rye, New York	10580
(Address of principal executive offices)	(Zip code)

(914) 967-9400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value Rights to Purchase Series D Junior Participating Preferred Stock	New York Stock Exchange New York Stock Exchange

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

Large accelerated filer    ☒    Accelerated filer    ☐    Non-accelerated filer    ☐    Small reporting company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒

As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.3 billion based upon the closing market price on such date as reported on the New York Stock Exchange.

All (i) executive officers and directors of the registrant and (ii) all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock who hold 10% or more of the registrant’s outstanding common stock, have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

There were approximately 75,927,000 shares outstanding of the registrant’s common stock, par value $0.01 per share, as of February 13, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report will be set forth in and, incorporated herein by reference to the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which is anticipated to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days following the end of the Company’s fiscal year ended December 31, 2008.

JARDEN CORPORATION

PART I

Item 1	Business

Overview

We are a global consumer products company that enjoys primarily leading positions in a broad range of markets for branded consumer products. We seek to grow our business by continuing our tradition of product innovation, new product introductions and providing the consumer with the experience and value they associate with our strong brand portfolio. We plan to leverage and expand our domestic and international distribution channels, increase brand awareness through co-branding and cross-selling initiatives and pursue strategic acquisitions, all while driving margin improvement.

Our unique operating culture has evolved into processes and a simple business philosophy which we call “Jarden’s DNA”. This philosophy is based largely on common sense and is the embodiment of our culture, of who we are, how we operate and how we act as a company and as individuals. The core elements of Jarden’s DNA are:

•	Strive to be better.

•	Retain and develop the best talent.

•	Support the individual, but encourage teamwork.

•	Think lean, act large.

•	Listen, learn and innovate.

•	Deliver exceptional financial results.

•	Have fun, work hard, execute.

•	Enhance the communities in which we operate.

We are a leading provider of a broad range of consumer products. Jarden’s three primary business segments, Outdoor Solutions, Consumer Solutions and Branded Consumables, manufacture or source, market and distribute a number of well-recognized brands, including: Outdoor Solutions: Abu Garcia®, Adio®, Berkley®, Campingaz®, Coleman®, Fenwick®, Gulp!®, JT®, K2®, Marker®, Marmot®, Mitchell®, Penn®, Planet Earth®, Rawlings®, Shakespeare®, Sevylor®, Stearns®, Stren®, Trilene®, Ugly Stik® and Völkl®; Consumer Solutions: Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam® and VillaWare®; and Branded Consumables: Ball®, Bee®, Bicycle®, Crawford®, Diamond®, Dicon®, First Alert®, Forster®, Hoyle®, Java-Log®, Kerr®, Lehigh®, Leslie-Locke®, Loew-Cornell® and Pine Mountain®. Our growth strategy is based on introducing new products, as well as on expanding existing product categories, which is supplemented through opportunistically acquiring businesses with highly recognized brands, innovative products and multi-channel distribution.

We have achieved leading market positions in a number of niche categories by selling branded products through a variety of distribution channels, including club, department store, drug, grocery, mass merchant, sporting goods and specialty retailers, as well as direct to consumers. By leveraging our strong brand portfolio, category management expertise and customer service focus, we have established and continue to maintain long-term relationships with leading retailers within these channels. For example, we have serviced Wal-Mart and The Home Depot since their openings in 1962 and 1978, respectively, and are currently the category manager at these and other retailers in certain categories. Moreover, several of our leading domestic brands, such as Ball®, Bicycle®, Coleman®, Diamond®, Rawlings®, Shakespeare® and Sunbeam® have been in continuous use for over 100 years. We continue to strive to expand our existing customer relationships and attract new customers by introducing new product line extensions and entering new product categories.

We operate three primary business segments: Outdoor Solutions, Consumer Solutions and Branded Consumables.

Outdoor Solutions

The Outdoor Solutions segment manufactures or sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas and charcoal grills, lanterns and flashlights, propane fuel, sleeping bags, tents and water recreation products such as tow-behinds, boats and kayaks. The Outdoor Solutions segment also sells fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, softball, football, basketball, field hockey and lacrosse products are sold under brand names such as deBeer®, Gait by deBeer®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas™, Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Helium®, Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as Adio®, Ex Officio®, Marmot® and Planet Earth®.

A summary of the well-known brand names we sell through the Outdoor Solutions segment follows:

Principal Owned Brands	Principal Products
Coleman® and Campingaz®	Camping and outdoor equipment

Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell® , Penn®, Pflueger®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®	Fishing equipment

deBeer®, Gait by deBeer®, Miken®, Rawlings® and Worth®	Team sports equipment

Atlas™, Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®	Alpine and Nordic skiing, snowboarding, snowshoeing and in-line skating equipment

Helium®, Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®	Personal flotation devices, water sports equipment and all-terrain vehicle gear

Adio®, Ex Officio®, Marmot® and Planet Earth®	Technical and outdoor apparel and equipment

Customers

We distribute our products in over 100 countries through mass merchandisers, specialty retail, including sporting goods and outdoor recreation stores, club stores, wholesalers, our owned network of Coleman Factory Outlet Stores and through the Internet. We maintain strong relationships with a number of our key customers in various distribution channels. Our larger customers include Canadian Tire, Dick’s Sporting Goods, Kmart, Recreational Equipment, Inc. (“REI”), Target, The Sports Authority and Wal-Mart.

Sales and Marketing

The sales force is generally deployed by geographic region: Canada, Europe, Latin America, the Pacific Rim and the United States. Our focus is on providing active lifestyle products to a broad spectrum of outdoor enthusiasts, from expert rock climbers to beginner fishermen. For example, Coleman is positioned as “The Outdoor Company ™,” an outdoor lifestyle brand. We strive to create a unique look and functionality for our products and are utilizing new and enhanced in-store merchandising that communicates the Coleman difference to the consumer. In addition, we continue to invest in brand research and market research. We also regularly utilize various promotions and public relations campaigns.

In addition to brand development, we are focused on expanding our licensing strategy to enhance brand exposure and brand equity through appropriate product extensions, while generating incremental revenue and recognition. We believe we have an objective and targeted image of high quality and excellent value.

Distribution and Fulfillment

We have warehouse and distribution facilities in Canada, Europe, Latin America, the Pacific Rim and the United States. We also use third party warehouses and logistical services. We distribute our products to customers around the world utilizing both direct shipping from our sourced Asian manufacturers and distributing from our internal and third party warehouse facilities.

Manufacturing

We manufacture our products at facilities in China, Europe, Latin America and North America, as well as through third-party sourcing, primarily in Asia. In order to ensure the quality and consistency of our products manufactured by third-party manufacturers in Asia, we have Asian sourcing facilities including product development, project management and quality support in China.

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

Intellectual Property

The principal trademarks consist of Campingaz® , Coleman®, K2®, Marmot®, Rawlings®, Sevylor®, Shakespeare®, Stearns® and Völkl®. Other trademarks in this segment include Abu Garcia®, Adio® , All Star®, Atlas™ , Berkley®, Coleman® Exponent®, deBeer®, Ex Officio®, Fenwick®, Gait by deBeer®, Gulp!®, Hodgman®, JT®, JRC ™, Line®, Little Bear®, Mad Dog Gear®, Madshus®, Marker®, Miken®, Mitchell®, Morrow®, Penn®, Pflueger®, Planet Earth®, Ride®, Roadtrip®, Sevenstrand®, Sospender®, Spiderwire®, Stren®, Tubbs®, Trilene®, Ugly Stik®, Worth®, Xtools® and 5150 Snowboards®. We believe our principal trademarks in the Outdoor Solutions segment have high levels of brand name recognition among retailers and consumers throughout Asia, Europe, Latin America and North America. In addition, we believe our brands have an established reputation for quality, reliability and value. We monitor and protect our brands against infringement, and we actively pursue the licensing of our trademarks to third parties for products that complement our product lines or businesses. We hold numerous design and utility patents covering a wide variety of products, the loss of any of which would likely not have a material adverse effect on our business as a whole.

Competition

The markets in which our Outdoor Solutions business operates are generally highly competitive, based primarily on product quality, product innovation, price and customer service and support, although the degree and nature of such competition vary by location and product line. Igloo Corporation and Newell Rubbermaid are primary competitors in our personal coolers business. Aero Products International Inc. and Intex Corporation are key competitors in inflatable airbed products and Intex Corporation is also a primary competitor in inflatable water products. VF Corporation and Kellwood Corporation are key competitors in tents, sleeping bags and appliances. Worthington Industries is our primary competitor in packaged fuel. In our battery lighting business, Eveready Battery Company, Inc., the Proctor & Gamble Company and Spectrum Brands, Inc. are key competitors. In our fishing business, our key competitors are Daiwa Corporation, the PRADCO Fishing division of EBSCO Industries, Inc., Rapala VMC Corporation, Shimano, Inc., W.C. Bradley Co./Zebco and the Zoom Bait Company. In our water sports and personal flotation device business, HO Mfg., Johnson Outdoors, Quiksilver, Inc. and Sport Dimension Inc. are key competitors. In our ski and snowboard business, our key competitors are Amer Sports Corporation (Salomon and Atomic), Burton Snowboards, Head NV, Rossignol and Tecnicagroup (Nordica). In our sports equipment business our key competitors are Adidas Group, Amer Sports Corporation (Wilson), Easton-Bell Sports Inc., Hillerich & Bradsby Company (Louisville Slugger), Mizuno, New Balance Athletic Shoe, Inc. (Brine and Warrior), Nike, Inc., Tecnicagroup (Rollerblade) and Wm. T. Burnett & Co. (STX lacrosse). In addition to branded products, we regularly compete against the private label brands of retailers.

Seasonality

Sales of our Outdoor Solutions products are generally seasonal, with the strongest sales in the first and second quarters of the calendar year for our Coleman and Team Sports businesses, second and third quarters for our fishing business and third and fourth quarters for our winter sports and technical apparel businesses. Sales of these products may be negatively affected by unfavorable weather conditions and other market trends.

Consumer Solutions

The Consumer Solutions segment manufactures and sources, markets, and distributes a diverse line of household products, including kitchen appliances and personal care and wellness products for home use, primarily to consumers through department stores, specialty retailers, and mass merchants. This segment maintains a strong portfolio of globally recognized brands including Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee® , Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam® and Villaware®.

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

We believe that our Consumer Solutions sales are well diversified with respect to both geography and distribution channel. We sell a variety of branded household products including:

Principal Owned Brands	Principal Products
FoodSaver® and Seal-a-Meal®	Home vacuum packaging

Health at Home® and Health o meter®	Personal care and wellness products

Mr. Coffee®	Coffeemakers

Oster®, Rival® and Sunbeam®	Small appliances and personal care products

Crock-Pot® and VillaWare®	Specialty kitchen products

Bionaire®, Holmes®, Patton® and Sunbeam®	Household appliances

Customers

We sell our small appliances, including home vacuum packaging machines and personal care and wellness products, through a diverse group of leading wholesale and retail customers in North America and also through direct-to-consumer channels, primarily infomercials. Small appliances are sold worldwide, including in Europe and Latin America, through retail channels including mass merchants, specialty retailers and department stores. Our leading retail customers in the Consumer Solutions segment include Costco, Kohl’s, Sam’s, Target and Wal-Mart.

Sales and Marketing

Small kitchen appliances, household and personal care and wellness products have an internal sales force and marketing department that focus their efforts in those markets that require high levels of precision, quality and engineering expertise. The team dedicates resources across the organization to focus on developing brands. The sales force is allocated primarily by geographic region: Canada, Europe, Latin America and the United States, with sub-groups to sell different product lines. We operate in an integrated model with the business and operational teams to ensure consistency and fulfillment of marketing strategy and establish direction for the growth priorities of the brands. Advertising and brand building activities include public relations impressions, television, radio and print advertisements, direct to consumer marketing, mobile marketing activities, online marketing, consumer promotions, consumer contests and sweepstakes, demonstrations and educational events at trade shows.

In addition to brand development, we have an extensive licensing strategy to extend the reach of the brands across categories, geographies and strategic product extensions. We believe that utilizing licensing generates high value consumer impressions that are aligned with the strategic objectives of the brands and enhances emotional relevance of the product. Crock-Pot®, Oster® and Sunbeam® are among the leading licensed housewares brands in the consumer products industry. We also establish strategic alliances with key external brands such as Margaritaville®, Arm & Hammer® and Microban® providing us the opportunity to broaden our consumer appeal and distribution channel penetration by leveraging their consumer recognition through exciting, differentiated products.

Distribution and Fulfillment

We utilize a combination of third-party and owned warehouses in Canada, China, Europe, Latin America and the United States to distribute our Consumer Solutions products.

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

Small kitchen appliances and personal care and wellness products are developed, designed and tested at sites around the world. The products are manufactured in owned and leased facilities in China, Latin America and North America and through third-party sourcing. In order to ensure the quality and consistency of our products manufactured by third party manufacturers in Asia, we have sourcing operations including product development, project management, sourcing management, supply chain and quality support in Hong Kong and the mainland of China.

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

Intellectual Property

The principal trademarks in our Consumer Solutions segment consist of Bionaire®, Crock-Pot®, FoodSaver®, Holmes®, Health o meter®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal® and Sunbeam®. Our other brands include The Blanket with a Brain®, BORG®, Health at Home®, Hydrosurge®, Mixmaster® and Osterizer®. We believe our principal trademarks have high levels of brand name recognition among retailers and consumers. In addition, we believe our brands have an established reputation for quality, reliability and value. We monitor and protect our brands against infringement, and we actively pursue the licensing of our trademarks to third parties for products that complement our product lines or businesses. We also hold numerous design and utility patents covering a wide variety of products, the loss of any one of which would likely not have a material adverse effect on our business taken as a whole.

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

In general, the more mature small household appliance categories outside of home vacuum packaging, include blenders, irons and toasters, among others. In the small household appliance category, our key competitors in the United States and Canada include Conair Corporation, DeLonghi America, Metro Thebe, Inc., d/b/a HWI Breville, NACCO Industries, Inc. (Hamilton Beach), Inc., Salton, Inc. and Whirlpool Corporation. In heated bedding products, our primary competitor is Microlife USA, Inc. In scales, our key competitors include HoMedics Inc. and Conair Corporation. Our key competitors for clippers, trimmers and accessories for professional users include the Andis Company, Conair Corporation and Wahl Clipper Corporation. The primary competitors to our hospitality business are the Andis Company and NACCO Industries, Inc. (Hamilton Beach). In portable air cleaning products, our primary competitors are DeLonghi America, Inc., Kaz, Incorporated, Hunter Fan Company and Ionic Pro, LLC. In vaporizers and humidifiers, our key competitors are Hunter Fan Company and Kaz, Incorporated. Our key competitors in portable heaters are Kaz, Incorporated, Lakewood Engineering and Manufacturing Company and Lasko Products, Inc. Our primary competitors in fans are Kaz, Incorporated, Hunter Fan Company, Lakewood Engineering and Manufacturing Company, Lasko Products, Inc. and private label suppliers.

Seasonality

Sales of our Consumer Solutions products generally are strongest in the fourth quarter preceding the holiday season and may be negatively affected by unfavorable retail conditions and other market trends, as well as irregular weather patterns.

Branded Consumables

The Branded Consumables segment manufactures or sources, markets and distributes a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples, including arts and crafts paint brushes, children’s card games, clothespins, collectible tins, cordage, firelogs and firestarters, home safety equipment, home canning jars and accessories, kitchen matches, other craft items, plastic cutlery, playing cards and accessories, storage and workshop accessories, toothpicks and other accessories. This segment markets our products under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, BRK®, Crawford®, Diamond®, Dicon®, First Alert®, Forster®, Hoyle®, Java-Log®, KEM®, Kerr®, Lehigh®, Leslie-Locke®, Loew Cornell®, Pine Mountain® and Wellington® brand names, among others. We distribute these products through club, drug, grocery, hardware, mass merchant and specialty retail customers and deliver these products to thousands of “ship to” locations.

We sell a variety of branded consumables products including:

Principal Owned and Licensed Brands	Principal Products
Ball®, Bernardin® and Kerr®	Home canning jars and accessories

BRK®, First Alert® and Tundra®	Home safety products

Aviator®, Bee®, Bicycle®, Hoyle® and KEM®	Playing cards and card accessories

Diamond®	Kitchen matches, plastic cutlery, toothpicks, clothespins, multi-purpose lighters, fire starters, book matches and straws

Lehigh®, SecureLine™ and Wellington®	Cordage

Forster®, Loew-Cornell® and Woodsies®	Arts and crafts products

Java-Log®, Pine Mountain®, Northland®, Starterlogg® and Superlog®	Firelogs and firestarters

Crawford®, Leslie-Locke® and Storehorse®	Storage and workshop accessories, doors and fencing

Customers

We have long-standing relationships with a diverse group of retail, wholesale and institutional customers in North America. We sell through a wide variety of retail formats, including club stores, drugstores, grocery retailers, mass merchants, department stores, value retailers, home improvement stores and craft stores. Our principal customers include Ace, Albertsons, Costco, The Home Depot, Kroger, Lowe’s and Wal-Mart.

Sales and Marketing

For our Branded Consumables sales efforts we utilize internal sales, marketing and customer service staff, supported by a network of outside sales representatives. Regional sales managers are organized by geographic area and, in some cases, customers, and are responsible for customer relations management, pricing and distribution strategies, and sales generation. Our customer-specific organized sales staff includes individuals focused on key customers such as The Home Depot, Lowe’s and Wal-Mart and also key customer groups such as casinos and electrical distributors. Our marketing and sales departments work closely together to develop pricing and distribution strategies and to design packaging and develop product line extensions and new products.

Distribution and Fulfillment

We distribute our Branded Consumables products through a number of in-house distribution centers and third-party warehouses throughout Europe, North America and the Pacific Rim. Whenever possible, we utilize highly automated packaging equipment, allowing us to maintain our efficient and effective logistics and freight management processes. We also work with outsourced providers for the delivery of our products in order to ensure that as many shipments as possible are processed as full truckloads, saving significant freight costs.

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

We manufacture rope, cord and twine products for the home improvement industry, as well as home safety products, utilizing Mexican and Asian-based manufacturing facilities. We have a manufacturing operation in Merida, Mexico and long-standing strategic alliances with several Asian contract manufacturers that have been proven reliable sources.

We manufacture playing card decks at our facilities in the Cincinnati, Ohio area and Vitoria, Spain. All North American production is manufactured in Cincinnati and in most cases shipped direct to the customer. We will be relocating from the Cincinnati facility to a new facility in Boone County, Kentucky during the first half of 2009. We do maintain inventory at a third-party distribution warehouse in Las Vegas to insure that casino demand is met. The Spain manufacturing facility services most of our European and Middle Eastern customers.

We manufacture firelog and firestarter products at our five regional facilities throughout North America. The plants purchase wax, molasses and sawdust that we convert into various sizes of firelogs and firestarters.

We manufacture smoke detectors, carbon monoxide detectors and fire extinguishers in our facility in Juarez, Mexico with distribution facilities located nearby in El Paso, Texas. We also utilize selected Asian sourcing partners to provide certain sub-assemblies and finished products.

Raw Materials and Sourcing of Product

Most of our glass canning jars and raw paper stock for playing cards are supplied under multi-year supply agreements with primary vendors which assist us in achieving attractive pricing taking into consideration our volumes. Such materials are also available from other sources at competitive prices. The tin plate, nylon, metal, paper, wax and resin used in the manufacturing of our Branded Consumables products are supplied by multiple vendors and are currently available from a variety of sources at competitive prices. Our wood and sawdust is also supplied by multiple vendors and is readily available to our wood manufacturing plant and firelog and firestarter plants from local suppliers. Our plastic cutlery is sourced from both our Process Solutions segment and China.

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

We also have licensing agreements for brands such as Coca-Cola®, Disney®, NFL®, Jack Daniels®, Nickelodeon® and World Poker Tour® to manufacture and distribute playing cards under those brand names.

Competition

Although we are a leading provider of firelogs and firestarters, home canning products, home safety products, kitchen matches, retail plastic cutlery, toothpicks, playing cards, rope, cord and twines in the United States, we have direct competitors in all of our niche markets. In addition to direct competitors in the market for home canning, we compete with companies who specialize in other food preservation mediums such as freezing and dehydration. In the market for home safety products our main competitors are Kidde and Universal Security Instruments Inc. For plastic cutlery our key competitors include Far East and domestic suppliers. Our competition in the market for rope, cord and twine includes Mibro and private label brands. In the market for playing cards our competition includes Angel, Cardinal, Carta Mundi, Copag, Gaming Partners International, Gemaco, Mattel, Patch Products and a number of other manufacturers located in China. In the market for firelogs and firestarters, we compete with a number of competitors in the “home fireplace burning category” including Duraflame, Inc. and other regional and national firelog and firestarter manufacturers, and cord wood suppliers. In the market for craft products, we have a number of competitors including Col-Art, Crayola, Daler-Rowney, Elmers, Rose Art and Royal. Because of the strengths of our North American manufacturing facilities, established Asian sourcing capabilities and efficient distribution platform, we believe we are the best value supplier of rope, cord, and twines, home safety products and playing cards and accessories for our retailer customer base whether they need a low cost product or a premium brand.

Seasonality

Sales of our home canning products generally reflect the pattern of the growing season, and retail sales of our plastic cutlery are concentrated in the summer months and holiday periods. Sales of our home improvement products are concentrated in the spring and summer months. Sales of our firelog and firestarter products are concentrated in the fall and winter months. Sales of all these products may be negatively affected by unfavorable weather conditions and other market trends. Periods of drought, for example, may adversely affect the supply and price of fruit, vegetables and other foods available for home canning. Warm weather in the fall and winter may adversely affect our firelog and firestarter sales. Sales of playing cards, home safety products and arts and crafts are generally not seasonally concentrated.

Process Solutions

In addition to the three primary business segments described above, our Process Solutions segment manufactures, markets and distributes a wide variety of plastic products including closures, contact lens packaging, medical disposables, plastic cutlery and rigid packaging. Many of these products are consumable in nature or represent components of consumer products. Our materials business produces specialty nylon polymers, conductive fibers and monofilament used in various products, including woven mats used by paper producers and weed trimmer cutting line, as well as fiberglass radio antennas for marine, citizen band and military applications. We also are the largest North American producer of niche products fabricated from solid zinc strip and are the sole source supplier of copper plated zinc penny blanks to the United States Mint and a major supplier to the Royal Canadian Mint, as well as a supplier of nickel, brass and bronze plated finishes on steel and zinc for coinage to other international markets. In addition, we manufacture a line of industrial zinc products marketed globally for use in the plumbing, automotive, electrical component and architectural markets.

Customers

We sell our plastic products primarily to major original equipment manufacturer companies (OEM’s) in the healthcare and consumer products industries. Our leading customers include CIBA Vision, Johnson & Johnson and Microsoft. We also supply plastic products and parts to both our Branded Consumables (plastic cutlery and closures) and Consumer Solutions (plastic containers) segments. Monofilament line is sold to weavers including Albany, Asten Johnson and Xerium and to retailers of cutting line including The Home Depot, Lowe’s and Wal-Mart. Marine antennas are sold to specialty marine dealers such as West Marine and military antennas are sold to communication systems integrators including General Dynamics, Harris Corporation and Racal Instruments. We supply zinc products to the United States Mint, the Royal Canadian Mint and numerous other countries. Zinc products are also sold to large OEM customers in the plumbing, automotive, electrical component and architectural markets such as Black & Decker and Littlefuse. Our zinc cathodic protection products are sold to state and federal government agencies to combat the effects of corrosion in road and bridge construction and repair.

Sales and Marketing

Process Solutions utilizes a team sell approach that includes internal sales, marketing, customer service, outside sales representatives, and manufacturing team members to offer best-in-class solutions to both our industrial and consumer product customers. Our marketing, sales and research and development departments work closely together to develop new products and innovative technologies that add value to both our customers and the end users. Market research, focus groups and end user interviews are key components in our customer-focused marketing strategy as we continue to fill the new product pipeline with solutions that offer innovation at a value.

Our business growth is fueled by building strong brands in both the industrial and consumer product markets. We use radio and print advertisements, public relations impressions, online marketing, co-op direct to consumer marketing, consumer promotions and trade shows as vehicles to build our brands globally.

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

Manufacturing

We manufacture our products, including the Shakespeare® brand of nylon, in facilities throughout China, Europe and North America. Our research and development groups, Jarden Design Associates and iThink Design, engineer sustainable products and services for our business units, other Jarden companies and OEM customers.

Competitive Strengths

We believe that the following competitive strengths serve as a foundation for our business strategy:

Market Leadership Positions. In North America, we are a leader in several categories including alpine skis and bindings, snowboarding and snowshoeing, baseballs, bats, softballs and gloves, camping gear, cordage, firelogs and firestarters, fishing soft baits, rods, reels, and combos, home canning, home vacuum packaging, matches and toothpicks, personal flotation devices, playing cards, boxed plastic cutlery, selected small kitchen appliances, warming blankets and a number of other branded consumer products. We believe that the specialized nature of our niche categories, and our leading market shares therein, provide us with competitive advantages in terms of demand from consumers and enhanced brand awareness. We believe our market leadership positions contribute to our ability to attract new customers and enter new distribution channels.

Our Coleman® and Campingaz® brands are widely recognized domestically, in Europe and in the Pacific Rim, and we are a leader in a number of camping and outdoor equipment product categories, including tents, lanterns and stoves. Our Ugly Stik® models have been the best selling fishing rods in the U.S. for over 20 years. Penn® is a leading product line and brand that is principally focused on salt water fishing reels. Through our Helium®, Hodgman®, Nevin®, Sospenders® and Stearns® brands, we are a leading provider of flotation vests, jackets and suits (“personal flotation devices”), cold water immersion products and wet suits. Sevylor is a market leader in innovative inflatable towables, boats, kayaks and related products. We sell alpine and Nordic skis under a number of brands including Line®, K2®, Madshus® and Völkl®, and its alpine ski bindings under the name Marker® in the three major ski markets of the world—North America, Europe and Japan. We sell boots, bindings, snowboards, snowboard outerwear and snowshoes under a number of brands including K2®, Morrow® Ride®, Tubbs® and 5150 Snowboards®. We believe we are a leader in each of the ski, snowboard and snowshoe categories that we participate. We believe that Rawlings is a leading brand and supplier of baseball equipment in North America and, through its licensee, in Japan. Rawlings’ products in this area include baseball gloves, baseballs, softballs, batters’ helmets, catchers’ and umpires’ protective equipment, aluminum, composite and wood baseball bats, batters’ gloves and accessories. Rawlings is a major supplier to professional, collegiate, interscholastic and amateur organizations worldwide and is also the official baseball supplier to Major League Baseball (“MLB”), Minor League Baseball and National Collegiate Athletic Association (“NCAA”), as well as the official helmet supplier to MLB. Worth® and Miken® are leading brands for softball products with market leading positions in collegiate and amateur slow pitch and fast pitch softball. Our Marmot® brand is a leader in the premium-priced, high performance technical outdoor apparel and equipment market. Marmot® designs, manufactures, markets and distributes performance jackets, technical rainwear, expedition garments, fleeces, softshells, skiwear outerwear and accessories, gloves, and expedition quality tents, packs and sleeping bags and related accessories sold under the Marmot® brand name and apparel sold under the Marker® brand name. The Ex Officio® brand is recognized as a leader in the design, manufacture, sale and distribution of men and women’s apparel for the outdoor and adventure travel apparel for men and women. As a leading provider of small kitchen appliances, we work directly with retailers, often as the category manager, to identify and support consumers’ needs. Our Crock-Pot®, Mr. Coffee®, Oster® and Sunbeam® brands hold leading or significant positions in a number of small kitchen appliance categories, including vacuum sealers, automatic drip coffeemakers, blenders, toaster ovens, slow cookers, skillets, stand and hand mixers. We created the home vacuum packaging category at most of our retailers and continue to lead the category by providing innovation and marketing tools to promote the FoodSaver® brand and home vacuum packaging to consumers. We believe our Ball® brand is synonymous with home canning. We are either the named category manager, sole supplier or one of a very limited number of external vendors to the dominant retailers in both the firelogs and firestarters, and rope, cord and twine product lines. In the playing card industry, our Branded Consumables segment is the leading provider of playing cards under the Bee®, Bicycle® and Hoyle® brands.

Strong Brand Name Recognition. We have built a portfolio of leading consumer brands, which assists us in gaining retail shelf space and introducing new products. Several of our leading brands, such as Ball® jars, Bicycle® playing cards, Coleman® lanterns, Diamond® kitchen matches, Rawlings® baseball gloves and Shakespeare® fishing reels, have been in continuous use for over 100 years. The Coleman®, First Alert®, K2®,

Marmot®, Mr. Coffee®, Oster®, Pine Mountain®, Rawlings®, Ride®, Rival®, Shakespeare®, Starterlogg®, Stearns®, Sunbeam® and Völkl® brands are highly recognized brands in their respective market segments. We believe the Rawlings® and Worth® brands in baseball and softball, respectively, the deBeer® and Gait by deBerr® are leading brand names in lacrosse and K2® , Marker® and Völkl® in snowboards, skis and ski bindings have an extremely high brand name recognition in their market segments. Our Abu Garcia®, Berkley®, Mitchell®, Pflueger® Shakespeare®, Stren®, Trilene® and Ugly Stik® brands are highly recognized within the outdoor enthusiast and fishing market segments. We believe our Adio®, Ex Officio®, K2®, Marmot®, Marker®, Planet Earth® and Völkl® brands represent quality technical apparel and equipment within their market segments. We believe Diamond® is the leading brand in plastic cutlery, kitchen matches and toothpicks for use in and around the home. We also believe our FoodSaver® brand is a household name in home vacuum packaging systems. Overall, we believe our strong brand recognition and consumer awareness, coupled with the quality of our products, help promote significant customer loyalty.

Comprehensive Product Offering. We provide retailers with a broad and diversified portfolio of consumer products across multiple categories, which adds diversity to our revenues and cash flows. Within these categories, we service the needs of a wide range of consumers and satisfy their different tastes, preferences and budgets. Our Outdoor Solutions segment, with products ranging from skis to fishing lures to personal flotation devices to baseball mitts to lanterns and coolers, under brands such as Coleman®, Campingaz®, K2®, Rawlings®, Stren®, Stearns® and Trilene®, is a leading global outdoor lifestyle business with comprehensive product offerings in numerous categories. We believe our Consumer Solutions segment, through our Bionaire®, FoodSaver®, Holmes®, Mr. Coffee®, Oster®, Rival®, Seal-a-Meal®, Sunbeam® and VillaWare® brands, is well positioned in the kitchen and household appliance categories to take advantage of a “good, better, best” strategy in order to target consumers with various levels of price sensitivity and product sophistication. Our Branded Consumables segment offers a range of branded products to serve the value, mid-tier and premium price points. Additionally, our Branded Consumables segment offers kitchen matches, retail plastic cutlery and toothpicks of various counts, sizes and durability, as well as leading playing card products in each pricing category and a broad portfolio of card and gaming accessories. Branded Consumables also offers a diversified portfolio of consumer products, including cordage (e.g., ropes and twines), firelogs and firestarters, home storage, fire and carbon monoxide alarms, fire suppression products and organization hardware, workshop accessories and security screen doors and fencing.

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

Continuous Improvement Programs. A core element of Jarden’s DNA is to “strive to be better”. To that end, we continuously strive to enhance profitability and competitive advantage by leveraging our scale as a buyer in the marketplace and reducing our internal operating costs by sharing infrastructure and expertise across all business units.

Our procurement professionals charter cross-business commodity councils to negotiate and implement enterprise level supply agreements that take into account our global demand for raw materials, components, finished goods, and related fulfillment services. These contracts allow every Jarden business, regardless of size, to operate with the buying power of a Fortune 500 company.

In order to exploit our global procurement and fulfillment expertise to the benefit of our stockholders, a center-led strategy is employed that consolidates redundant functions within operating segments to reduce overhead and increase focus on new areas of product innovation. Jarden businesses are constantly collaborating on projects to share resources and best practices in a way that increases our unique competitive advantage.

The commodity council and center-lead procurement operating models are highly scalable and simplify the integration of newly acquired companies. Jarden is able to take advantage of leverage from acquired companies and offer those companies access to Fortune 500 scale enabling the realization of benefit, synergies and cost savings very quickly. Our supply chain operations partner with all our businesses to ensure that we are continuously focused on enhancing profitability and competitive advantage.

We utilize an efficient outsourced manufacturing network of suppliers for certain of our products. Many of these relationships are long-term, affording us increased flexibility and stability in our operations. This diverse network allows us to maintain multiple sources of quality products while keeping price points competitive.

We continuously implement cost-saving initiatives that have rationalized certain operating and manufacturing facilities for our products, as well as increased outsourcing of certain of our products where it is most cost effective.

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

Expertise in Successfully Identifying and Executing Complementary Acquisitions. We believe we have disciplined expertise in identifying and acquiring businesses or brands that complement our existing product portfolio. We are opportunistic in identifying acquisition candidates that can provide category leading product offerings to be sold through our existing distribution channels or introduce new distribution channels for our existing products. We believe that our acquisition expertise uniquely positions us to take advantage of future opportunities to acquire complementary businesses or brands. The primary characteristics we look for in acquisition candidates are leading market shares in niche markets, strong cash flow, committed operating management, strong brands and attractive valuation.

Proprietary and Patented Technology. The Company has over one hundred active brands that in the aggregate are important to the success of our business. The Company’s most significant registered trademarks are Berkeley®, Coleman®, Campingaz®, FoodSaver®, Holmes®, K2®, Mr. Coffee®, Oster®, Rawlings® and Sunbeam®. Additionally, we believe that we have proprietary expertise in the design, development and manufacture of certain of our products supported by patented technology that provide us a competitive advantage and enable us to maintain our market leading positions.

Proven and Incentivized Management Team. Our management team has a proven track record of successful management with positive operating results. Our executive corporate management team is led by Martin E. Franklin, our Chairman and Chief Executive Officer, Ian G.H. Ashken, our Vice Chairman and Chief Financial Officer, and James E. Lillie, our President and Chief Operating Officer. Our primary operating segments are led by executives with extensive experience in the branded consumer products markets.

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

The integration of our 2007 acquisitions has led to cross-selling opportunities such as Coleman® branded accessories for the fishing channel and common licensing agreements, such as the Jarden-wide NFL® license for various products ranging from playing cards to coolers to slow cookers and a variety of associated team logoed tailgating-related products. We intend to attract new customers through our portfolio of leading brands, innovative products and superior customer service.

Introduce New Products. To drive organic growth from our existing businesses, we intend to continue to leverage our strong brand names, customer relationships and proven capacity for innovation to develop new products and product extensions in each of our major product categories. For example, during 2008, we successfully launched the second generation of the Margaritaville® frozen concoction maker, the skybar wine dispensing and storage system and a full line of LED Coleman® flashlights. During 2007, Coleman introduced Transmit ™ Series life vests with a unique built-in two way radio, premium coolers with Optimaxx ™ insulation, a new Exponent® Pack-Away® lantern that is the most compact and brightest LED light in the market, a lighted tent with a hinged door and a new line of Roadtrip® grills. Other 2008 outdoor recreation innovations include the next generation of Gulp!® fish bait and the Völkl® Tigershark adjustable high performance ski. In 2008 we also expanded under the First Alert® brand our Tundra® fire extinguishing spray that we believe is more effective and easier to use than traditional fire extinguishers on the most common types of fires. At the end of 2008 Tundra was sold through over 17,000 retail locations, compared to approximately 9,500 retail locations at the end of 2007.

Further Expand Internationally. We derived approximately 32% and 31% of our consolidated sales in 2008 and 2007, respectively, from international markets. We intend to expand our international sales primarily by leveraging these distribution channel opportunities across product lines and by pursuing strategic cross-selling or co-branding in our foreign businesses with established complementary distribution channels. We believe our strong international distribution network will continue to assist us in placing more products into foreign channels and increase the rate at which our products assimilate themselves into homes in the European, Pacific Rim and Latin American markets.

Pursue Strategic Acquisitions. We did not complete any acquisitions in 2008 and have no plans for any major acquisitions in 2009. However, we anticipate that the fragmented nature of the consumer products market will continue to provide opportunities for growth through strategic acquisitions of complementary businesses. Our acquisition strategy will continue to focus on businesses or brands with product offerings that provide expansion into related categories and can be marketed through our existing distribution channels or provide us with new distribution channels for our existing products, thereby increasing marketing and distribution efficiencies. Furthermore, we seek acquisition candidates that demonstrate a combination of attractive margins, strong cash flow characteristics, category leading positions and products that generate recurring revenue. We anticipate that any future acquisitions will be financed through a combination of cash on hand, operating cash flow, availability under our existing credit facilities and new capital market offerings.

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

Employees

As of December 31, 2008, we employed over 20,000 people in Canada, Europe, Latin America, the Pacific Rim (including China) and the United States. As of December 31, 2008, our Chinese operations employed approximately 8,360 people on both a full time and temporary basis. Approximately 300 union workers are covered by four collective bargaining agreements at four of our U.S. facilities. These agreements expire at our jar closure facility (Muncie, Indiana) in October 2009, at our kitchen match manufacturing facility (Cloquet, Minnesota) in February 2011, at our metals facility (Greeneville, Tennessee) in October 2011 and at our conductive fiber plant (Enka, North Carolina) in September 2010. Additionally, approximately 130 employees at our Legutiano, Spain manufacturing facility, approximately 205 employees at our Lyon, France facility and approximately 720 employees at our Latin America facilities are unionized.

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

Information on our website does not constitute part of this annual report on Form 10-K.

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

Risks Relating to our Business

We are subject to risks related to our dependence on the strength of retail economies in various parts of the world and our performance may be affected by general economic conditions and the current global financial crisis.

The Company’s business depends on the strength of the retail economies in various parts of the world, primarily in North America and to a lesser extent Asia, Central and South America and Europe, which have recently deteriorated significantly and may remain depressed, or be subject to further deterioration, for the foreseeable future. These retail economies are affected primarily by factors such as consumer demand and the condition of the retail industry, which, in turn, are affected by general economic conditions and specific events such as natural disasters, terrorist attacks and political unrest. The impact of these external factors is difficult to predict, and one or more of the factors could adversely impact our business, results of operations and financial condition.

Purchases of many consumer products are discretionary and tend to be highly correlated with the cycles of the levels of disposable income of consumers. As a result, any substantial deterioration in general economic conditions could adversely affect consumer spending patterns, our sales and our results of operations. In particular, decreased consumer confidence or a reduction in discretionary income as a result of unfavorable macroeconomic conditions may negatively affect our business. If the current macroeconomic environment persists or worsens, consumers may reduce or delay their purchases of our products. Any such reduction in purchases could have a material adverse effect on our business, financial condition and results of operations.

Changes in the retail industry and markets for consumer products affecting our customers or retailing practices could negatively impact existing customer relationships and our results of operations.

We sell our Outdoor Solutions, Consumer Solutions and Branded Consumables products to retailers, including club, department store, drug, grocery, mass merchant, sporting goods and specialty retailers, as well as direct to consumers. A significant deterioration in the financial condition of our major customers could have a material adverse effect on our sales and profitability. We regularly monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, a bankruptcy filing by a key customer could have a material adverse effect on our business, results of operations and financial condition.

In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a “just-in-time” basis. This requires us to shorten our lead time for production in certain cases and more closely anticipate demand, which could in the future require us to carry additional inventories.

We may be negatively affected by changes in the policies of our retailer customers, such as inventory destocking, limitations on access to and time on shelf space, use of private label brands, price demands and other conditions, which could negatively impact our results of operations.

There is a growing trend among retailers in the U.S. and in foreign markets to undergo changes that could decrease the number of stores that carry our products or increase the concentration of ownership within the retail industry, including:

•	consolidating their operations;

•	undergoing restructurings or store closings;

•	undergoing reorganizations; or

•	realigning their affiliations.

These consolidations could result in a shift of bargaining power to the retail industry and in fewer outlets for our products. Further consolidations could result in price and other competition that could reduce our margins and our net sales.

Our sales are highly dependent on purchases from several large customers and any significant decline in these purchases or pressure from these customers to reduce prices could have a negative effect on our future financial performance.

Due to consolidation in the U.S. retail industry, our customer base has become relatively concentrated. In 2008, one customer accounted for approximately 19% of our consolidated net sales.

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

Based on our current level of operations, we believe our cash flow from operations, together with available cash and available borrowings under our senior credit facility, will be adequate to meet future liquidity needs for at least the next twelve months. However, we cannot assure you that our business will generate sufficient cash flow from operations in the future, that our currently anticipated growth in revenues and cash flow will be realized on schedule or that future borrowings will be available to us under our senior credit facility in an amount sufficient to enable us to service indebtedness, including the debt securities, grow our business or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness, including our notes and our senior credit facility, on or before maturity. We cannot assure you that we will be able to do so on commercially reasonable terms or at all, which could have a material adverse effect on our business.

Our indebtedness imposes constraints and requirements on our business and financial performance, and our compliance and performance in relationship to these could materially adversely affect our financial condition and operations.

We have a significant amount of indebtedness. As of December 31, 2008, we had total debt of approximately $2.9 billion. Our significant indebtedness could:

•	increase our vulnerability to general adverse economic and industry conditions;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;

•	adversely affect our ability to expand our business, market our products and make investments and capital expenditures;

•	adversely affect our ability to pursue our acquisition strategy;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit, among other things, our ability to borrow additional funds.

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

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our revolving portion of our senior credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows would decrease.

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

In addition, our senior credit facility requires us to meet certain financial ratios and other covenants. Any failure to comply with the restrictions of our senior credit facility and the indenture related to our notes or any other subsequent financing agreements may result in an event of default. An event of default may allow the creditors, if the agreements so provide, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. In addition, the lenders may be able to terminate any commitments they had made to supply us with further funds. Furthermore, substantially all of our domestic assets (including equity interests) are pledged to secure our indebtedness under our senior credit facility. If we default on the financial covenants in our senior credit facility, our lenders could foreclose on their security interest in such assets, which would have a material adverse effect on our business, results of operations and financial condition.

The current credit crisis may impede our ability to successfully access capital markets and ensure adequate liquidity.

The global credit markets have been experiencing significant disruption and volatility in recent months as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and failure of certain major financial institutions. As a result, in some cases, the ability or willingness of traditional sources of capital to provide financing has been reduced. Such market disruptions may increase our cost of borrowing or affect our ability to access one or more financial markets. If we are not able to access debt capital markets at competitive rates, our ability to implement our business plan and strategy will be negatively affected. In particular, our account receivable securitization facility matures on July 13, 2009. If we are unable to refinance or replace this facility, our ability to manage our liquidity needs could be impaired which could result in a material adverse effect on our business, financial condition and results of operation.

Our lenders may have suffered losses related to the weakening economy and may not be able to fund our borrowings.

Our lenders, including the lenders participating in our senior credit facility, may have suffered losses related to their lending and other financial relationships, especially because of the general weakening of the national economy and increased financial instability of many borrowers. As a result, lenders may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our credit facility or to obtain other financing on favorable terms or at all. Our financial condition and results of operations could be adversely affected if we were unable to draw funds under our credit facility because of a lender default or to obtain other cost-effective financing.

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

With the growing trend towards consolidation among suppliers of many of our raw materials, especially resin, glass and steel, we are increasingly dependent upon key suppliers whose bargaining strength is growing. In addition, many of those suppliers have been reducing production capacity of those raw materials in the North American market. We may be negatively affected by changes in availability and pricing of raw materials resulting from this consolidation and reduced capacity, which could negatively impact our results of operations.

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

Weather conditions may also negatively impact sales. For instance, fewer than anticipated natural disasters (i.e., hurricanes and ice storms) could negatively affect the sale of certain outdoor recreation products; mild winter weather may negatively impact sales of our winter sports products, firelogs and firestarters, and certain personal care and wellness products; and the late arrival of summer weather may negatively impact sales of outdoor camping equipment, fishing equipment, sporting goods and water sports products. These factors could have a material adverse effect on our business, results of operations and financial condition.

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

We have achieved growth through the acquisition of both relatively large and small companies. There can be no assurance that we will continue to be able to integrate successfully these businesses or future acquisitions, into our existing business without substantial costs, delays or other operational or financial difficulties. There is also no assurance that we will be able to successfully leverage synergies among our businesses to increase sales and obtain cost savings. Additionally, the failure of these businesses to achieve expected results, diversion of our management’s attention and failure to retain key personnel at these businesses could have a material adverse effect on our business, results of operations and financial condition.

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

In order to realize sales and operating profits at anticipated levels, we must manufacture or source and deliver in a timely manner products of high quality. Among others, the following factors can have a negative effect on our ability to do these things:

•	labor difficulties;

•	scheduling and transportation difficulties;

•	management dislocation;

•	substandard product quality, which can result in higher warranty, product liability and product recall costs;

•	delays in development of quality new products;

•	changes in laws and regulations, including changes in tax rates, accounting standards, and environmental, safety and occupational laws;

•	health and safety laws and regulations; and

•	changes in the availability and costs of labor.

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

We currently source a significant portion of parts and products from third parties. Our ability to select and retain reliable vendors who provide timely deliveries of quality parts and products will impact our success in meeting customer demand for timely delivery of quality products. We typically do not enter into long-term contracts with our primary vendors and suppliers. Instead, most parts and products are supplied on a “purchase order” basis. As a result, we may be subject to unexpected changes in pricing or supply of products. In addition, the current credit crisis and turbulent macroeconomic environment may affect the liquidity and financial condition of our suppliers. Should any of these parties fail to manufacture sufficient supply, go out of business or discontinue a particular component, we may not be able to find alternative suppliers in a timely manner, if at all. Any inability of our suppliers to timely deliver quality parts and products or any unanticipated change in supply, quality or pricing of products could be disruptive and costly to us.

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

We cannot assure you that we could quickly or effectively replace any of our suppliers if the need arose, and we cannot assure you that we could retrieve tooling and molds possessed by any of our third-party suppliers. Our dependence on these few suppliers could also adversely affect our ability to react quickly and effectively to changes in the market for our products. In addition, international manufacturing is subject to significant risks, including, among other things:

•	labor unrest;

•	social, political and economic instability;

•	restrictions on transfer of funds;

•	domestic and international customs and tariffs;

•	unexpected changes in regulatory environments; and

•	potentially adverse tax consequences.

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

Some of our operations are conducted or products are sold in countries where economic growth has slowed, such as Japan; or where economies have suffered economic, social and/or political instability or hyperinflation or where the ability to repatriate funds has been delayed or impaired in recent years, such as Mexico and Venezuela. The economies of other foreign countries important to our operations, including other countries in Europe, Latin America and Asia, could also suffer slower economic growth or economic, social and/or political instability in the future. International operations, including manufacturing and sourcing operations (and the international operations of our customers), are subject to inherent risks which could adversely affect us, including, among other things:

•	new restrictions on access to markets;

•	lack of developed infrastructure;

•	inflation or recession;

•	fluctuations in the value of currencies;

•	changes in and the burdens and costs of compliance with a variety of foreign laws and regulations, including tax laws, accounting standards, environmental laws and occupational health and safety laws;

•	social, political or economic instability;

•	acts of war and terrorism;

•	natural disasters or other crises;

•	reduced protection of intellectual property rights in some countries;

•	increases in duties and taxation; and

•

restrictions on transfer of funds and/or exchange of currencies; and other adverse changes in policies, including monetary, tax and/or lending policies, encouraging foreign investment or foreign trade by our host countries.

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

While we transact business predominantly in U.S. dollars and most of our revenues are collected in U.S. dollars, a substantial portion of our costs, such as payroll, rent and indirect operational costs, are denominated in other currencies, such as the British Pound, Chinese Renminbi, European Euro, Japanese Yen, Mexican Peso,

and Venezuelan Bolivar. Changes in the relation of these and other currencies to the U.S. dollar will affect our sales and profitability and could result in exchange losses. For example, a devaluation of the Venezuelan Bolivar would impact the carrying value of our assets in Venezuela and our results of operations because the earnings and assets of our Venezuelan operations would be reduced when translated into U.S. dollars. A stronger Mexican Peso would mean our products assembled or produced in Mexico would be more expensive to import into the U.S. or other countries, thereby reducing profitability of those products. Likewise, if the government of China allowed the Chinese Renminbi to rise substantially versus the U.S. dollar, the cost of our products produced in China would rise.

Additionally, as the Company has substantial operations and assets located outside the United States, foreign operations expose us to foreign currency fluctuations that could have a material adverse impact on our business, results of operations and financial condition based on the movements of the applicable foreign currency exchange rates in relation to the U.S. Dollar, both for purposes of actual conversion and financial reporting purposes. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. There can be no assurance that the U.S. dollar foreign exchange rates will be stable in the future or that fluctuations in financial markets will not have a material adverse effect on our business, results of operations and financial condition.

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

Messrs. Franklin and Ashken have other interests and engage in other activities beyond their positions at Jarden (something they are permitted to do under the terms of their respective employment agreements with us provided such other activities do not interfere with their duties as an executive of Jarden or directly compete with us). In particular, Mr. Franklin is chairman of the board of directors of Liberty Acquisition Holdings Corp. (“Liberty”), a special purpose acquisition company (“SPAC”) formed to acquire one or more operating businesses with principal business operations in North America within 30-36 months of becoming a public company. Marlin Equities II, LLC, an investment vehicle majority owned by its managing member, Mr. Franklin, and Mr. Ashken, the other principal member, is one of the principal stockholders of Liberty. Liberty’s registration statement on Form S-1 previously filed with the Commission in late 2007 was declared effective by the Commission on December 6, 2007. Liberty consummated its initial public offering on December 12, 2007, but has not announced any specific merger, acquisition, or other strategic transaction under consideration. Mr. Franklin is also chairman of the board of directors of Liberty Acquisition Holdings (International) Company (“LIAC”), a SPAC formed to acquire one or more operating businesses with principal business operations outside of North America within 24 months of becoming a public company. Marlin Equities IV, LLC, an investment vehicle majority owned by its managing member, Mr. Franklin, and Mr. Ashken, the other principal member, is one of the principal stockholders of LIAC. LIAC consummated its initial public offering on February 13, 2008, but has not announced any specific merger, acquisition, or other strategic transaction under consideration. Liberty and LIAC’s operations will be dependent upon a relatively small group of key officers and directors, including Mr. Franklin, at least until Liberty and LIAC have each consummated a business combination. Because Mr. Franklin will have an obligation to assist Liberty and LIAC in actively sourcing and acquiring target businesses, he will be required to spend time and energy (such time and energy may be potentially significant) that he might otherwise devote to Jarden on behalf of another enterprise, which could have an adverse impact on our business. Mr. Franklin has maintained outside business interests, including another SPAC investment, since becoming our Chairman and Chief Executive Officer in 2001. None of these outside business interests conflict with his duties to Jarden.

Mr. Franklin has committed to our Board of Directors that Liberty and LIAC will be seeking transactions outside of those that fit within Jarden’s publicly announced acquisition criteria and that Liberty and LIAC will not interfere with Mr. Franklin’s or Mr. Ashken’s obligations to Jarden. Mr. Franklin also committed to the Board of Directors that in order to avoid the potential for a conflict, prior to Liberty or LIAC pursuing any acquisition transaction that Jarden might consider, Mr. Franklin would first confirm with an independent committee of our Board of Directors that Jarden was not interested in pursuing the potential acquisition opportunity. If the independent committee concludes that Jarden was interested in that opportunity, Liberty or LIAC would not continue with that transaction. However, we cannot assure you that Liberty or LIAC will not choose to pursue transactions that Jarden would have considered. If Liberty or LIAC pursues transactions that Jarden would have considered, this could negatively impact Jarden’s growth from future acquisitions.

A deterioration of relations with our labor unions could have a material adverse effect on our business, financial condition and results of operations.

Approximately 300 union workers are covered by four collective bargaining agreements at four of our U.S. facilities. These agreements expire at our jar closure facility (Muncie, Indiana) in October 2009, at our kitchen match manufacturing facility (Cloquet, Minnesota) in February 2011, at our metals facility (Greeneville, Tennessee) in October 2011, and at our conductive fiber plant (Enka, North Carolina) in September 2010. Additionally, approximately 130 employees at our Legutiano, Spain manufacturing facility, approximately 205 employees at our Lyon, France facility and approximately 720 employees at our Latin America facilities are unionized.

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

See Note 11 (Commitments and Contingencies) of the notes to our consolidated financial statements for a further discussion of these and other regulatory and litigation-related matters.

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

Our operations are subject to federal, state and local environmental, health and safety laws and regulations, including those that impose workplace standards and regulate the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of materials and substances including solid and hazardous wastes. We believe that we are in material compliance with such laws and regulations and that the cost of maintaining compliance will not have a material adverse effect on our business, results of operations or financial condition. However, due to the nature of our operations and the frequently changing nature of environmental compliance standards and technology, we cannot assure you that future material capital expenditures will not be required in order to comply with applicable environmental, health and safety laws and regulations.

We may be subject to environmental and other regulations due to our production and marketing of products in certain states and countries. We also face increasing complexity in our product design and procurement operations as we adjust to new requirements relating to the materials composition of our products. The European Union (“EU”) issued two directives, currently in effect, relating to chemical substances in electronic products. The Waste Electrical and Electronic Equipment Directive requires producers of electrical goods to pay for specified collection, recycling, treatment and disposal of past and future covered products (the “WEEE Legislation”). The EU has issued another directive that requires electrical and electronic equipment placed on the EU market after July 1, 2006 to be free of lead, mercury, cadmium, hexavalent chromium (above a threshold limit) and brominated flame retardants (the “RoHS Legislation”). If we do not comply with these directives, we may suffer a loss of revenue, be unable to sell in certain markets and/or countries, be subject to penalties and enforced fees and/or suffer a competitive disadvantage. Similar legislation could be enacted in other jurisdictions, including in the United States. Costs to comply with the WEEE Legislation, RoHS Legislation and/or similar future legislation, if applicable, could include costs associated with modifying our products, recycling and other waste processing costs, legal and regulatory costs and insurance costs. We may also be required to take reserves for costs associated with compliance with these regulations. We cannot assure you that the costs to comply with these new laws, or with current and future environmental and worker health and safety laws, will not have a material adverse effect on our business, results of operations and financial condition.

We may incur significant costs in order to comply with environmental remediation obligations.

In addition to operational standards, environmental laws also impose obligations on various entities to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination. Accordingly, we may be liable, either contractually or by operation of law, for remediation costs even if the contaminated property is not presently owned or operated by us, is a landfill or other location where we have disposed wastes, or if the contamination was caused by third parties during or prior to our ownership or operation of the property. Given the nature of the past industrial operations conducted by us and others at these properties, there can be no assurance that all potential instances of soil or groundwater contamination have been identified, even for those properties where an environmental site assessment has been conducted. We do not believe that any of our existing remediation obligations, including at third-party sites where we have been named a potentially responsible party, will have a material adverse effect upon our business, results of operations or financial condition. However, future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to additional remediation liabilities that may be material. See “Environmental Matters” under Note 11 (Commitments and Contingencies) of the notes to our consolidated financial statements for a further discussion of these and other environmental-related matters.

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

Item 1B	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

Our corporate office is located in a leased office space in Rye, New York. In addition, at December 31, 2008, the Company and its subsidiaries lease or own facilities throughout the U.S., some of which have multiple buildings and warehouses and these U.S. facilities encompass approximately 13.9 million square feet. We lease or own international facilities encompassing approximately 10.3 million square feet primarily in Asia, Canada, Europe and Latin America. Of the U.S. and international manufacturing and warehouse facilities, approximately 10 million square feet of space is owned, while the remaining 14.2 million square feet of space is leased. The approximate percentage of the facility square footage used by segment is as follows: Outdoor Solutions—48%; Consumer Solutions—32%; Branded Consumables—18%; and Process Solutions—2%.

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

Securities and Related Litigation

On November 20, 2008, the parties reached an agreement to settle the previously reported class action lawsuits that were filed in January and February 2006 in the United States District Court for the Southern District of New York against the Company and certain Company officers alleging violations of the federal securities laws.

The actions were filed on behalf of purchasers of the Company’s common stock between June 29, 2005 (the date the Company announced the signing of the agreement to acquire Holmes) and January 11, 2006. Joint lead plaintiffs were appointed on June 9, 2006, and filed an amended consolidated complaint on August 25, 2006 naming the Company, the Company’s Consumer Solutions segment and certain officers of the Company as defendants (collectively “Defendants”). The amended consolidated complaint alleged, among other things, that the plaintiffs were injured by reason of certain allegedly false and misleading statements made by the Company relating to the expected benefits of the THG Acquisition.

Pursuant to the settlement reached on November 20, 2008, which is subject to court approval, the Company’s insurance carriers will pay $8 million into a settlement fund and the Defendants will obtain full releases from all claims in connection with the litigation. The plaintiffs’ counsel will seek a portion of the settlement fund to cover attorneys’ fees and expenses. On January 28, 2009, the Court preliminarily approved the settlement and scheduled a final settlement hearing for May 18, 2009. Any further litigation in the securities class action has been stayed pending final court approval of the settlement.

While the Company denies all of the allegations in the lawsuit and believes that its disclosures were appropriate, the Company and its insurance carriers agreed to settle the class action in order to avoid costly and time-consuming litigation. There will be no earnings or cash effect of this settlement on the Company as the entire amount of the settlement will be paid by the Company’s liability insurers. Accordingly, the Company believes that the ultimate conclusion of any remaining issues in this case will not be material to the Company. The related shareholder derivative suit, which was filed in February 2006, was previously dismissed.

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

The executive officers of our Company are as follows:

Martin E. Franklin, age 44, is Chairman and Chief Executive Officer of our Company. Mr. Franklin was appointed to our Board of Directors on June 25, 2001 and became Chairman and Chief Executive Officer effective September 24, 2001. Mr. Franklin is also a principal and executive officer of a number of private investment entities. Mr. Franklin was the Chairman of the Board of Directors of Bollé Inc. from February 1997 until February 2000. Mr. Franklin has previously held positions as Chairman and Chief Executive Officer of Lumen Technologies, Inc. from May 1996 to December 1998, and Benson Eyecare Corporation from October 1992 to May 1996. Mr. Franklin also serves as a director of Kenneth Cole Productions, Inc., GLG Partners, Inc. and the Chairman of the Board of Liberty Acquisition Holdings Corp and Liberty Acquisition Holdings (International) Company.

Ian G.H. Ashken, age 48, is Vice Chairman and Chief Financial Officer of our Company. Mr. Ashken was appointed to the Board of Directors on June 25, 2001 and became Vice Chairman, Chief Financial Officer and Secretary effective September 24, 2001. Mr. Ashken is also a principal and executive officer of a number of private investment entities. Mr. Ashken was the Vice Chairman of the Board of Directors of Bollé, Inc. from December 1998 until February 2000. From February 1997 until his appointment as Vice Chairman, Mr. Ashken was the Chief Financial Officer and a director of Bollé. Mr. Ashken previously held positions as Chief Financial Officer and a director of Lumen Technologies, Inc from May 1996 to December 1998 and Benson Eyecare Corporation from October 1992 to May 1996. Mr. Ashken also serves as a director of GLG Partners, Inc.

James E. Lillie, age 47, is President and Chief Operating Officer of our Company. Mr. Lillie joined our Company in August 2003. From 2000 to 2003, Mr. Lillie served as Executive Vice President of Operations at Moore Corporation, Limited, a diversified commercial printing and business communications company. From 1999 to 2000, Mr. Lillie served as Executive Vice President of Operations at Walter Industries, Inc., a Kohlberg, Kravitz, Roberts & Company (KKR) portfolio company. From 1990 to 1999, Mr. Lillie held a succession of managerial human resources, manufacturing, finance and operations positions culminating with the position of Executive Vice President, Operations at World Color, Inc., another KKR portfolio company.

John E. Capps, age 44, is Senior Vice President, General Counsel and Secretary of our Company. Mr. Capps has been with the Company since January 2005. From 2003 to 2005, Mr. Capps was with American Household, Inc. which was acquired by the Company in January 2005, where he most recently served as Vice President-Legal. Prior to 2003, Mr. Capps was in private law practice with the firm Sullivan & Cromwell LLP.

Patricia J. Gaglione, age 47, is Senior Vice President, Supply Chain of our Company. Mrs. Gaglione joined our Company in January 2005 as Vice President, Supply Chain and was promoted to her current position in January 2006. Prior to joining the Company, Mrs. Gaglione most recently served as Vice President, Sourcing for RR Donnelley and Sons (formerly Moore Corporation, Limited), from May 2001 to May 2004. From 1996 to 2001, Mrs. Gaglione was General Manager, International Purchasing Office at Philips Electronics.

Patricia Mount, age 52, is Senior Vice President and Chief Transition Officer of our Company. Ms. Mount has been with the Company since January 2006. From August 2003 through January 2006, Ms. Mount served as Chief Financial Officer of Tilia, Inc. a subsidiary of the Company.

Richard T. Sansone, age 42, is Senior Vice President and Chief Accounting Officer of our Company. Prior to joining our Company, he most recently served as Senior Vice President, Controller and Chief Accounting Officer of RR Donnelley and Sons (formerly Moore Wallace), from April 2001 to December 2005. From 1992 to 2001, Mr. Sansone was with PricewaterhouseCoopers, LLP where he was an Audit Senior Manager.

J. David Tolbert, age 48, is Senior Vice President, Human Resources and Corporate Risk of our Company. Mr. Tolbert has served in various management and executive roles in the areas of human resources, administration and corporate risk for the Company since 1993. From 1987 to 1993, Mr. Tolbert served in various human resource and operating positions at Ball Corporation.

Our executive officers serve at the discretion of our Board of Directors.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

Jarden Corporation’s (the “Company” or “Jarden”) common stock is traded on the New York Stock Exchange under the symbol “JAH.” As of February 13, 2009, there were approximately 3,600 registered holders of record of the Company’s common stock, par value $0.01 per share. On February 17, 2009, the last recorded sales price of the Company’s common stock was $10.95. Jarden currently does not and does not intend to pay cash dividends on its common stock in the foreseeable future, and each of Jarden’s senior credit facilities and the indenture governing its senior subordinated notes contain certain restrictions that limit Jarden’s ability to pay dividends. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Cash generated from operations will be used for general corporate purposes, which may include acquisitions, supporting organic growth, paying down debt and share repurchases.

The table below sets forth the intraday high and low sales prices of the Company’s common stock as reported on the New York Stock Exchange for the periods indicated:

	Quarter
	First	Second	Third	Fourth
2008
High	$26.65	$24.11	$27.93	$23.87
Low	$19.31	$17.48	$16.88	$7.20

2007
High	$39.04	$45.09	$44.20	$35.95
Low	$33.84	$37.77	$28.87	$22.96

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

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The graph below compares total stockholder return on the Company’s common stock from December 31, 2003 through December 31, 2008 with the cumulative total return of (a) the Standard and Poor’s 500 Stock Index and (b) the S&P Midcap 400 Index assuming a $100 investment made on December 31, 2003. Each of the three measures of cumulative total return assumes reinvestment of dividends, if applicable. The stock performance shown on the graphs below are based on historical data and are not indicative of, or intended to forecast, possible future performance of the Company’s common stock.

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

Recent Sales of Unregistered Securities

None.

Recent Purchase of our Registered Equity Securities by the Issuer and Affiliated Purchases

The following table provides information about purchases by the Company during the three months ended December 31, 2008, of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Plan(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(1)
October 1 – October 31, 2008	1,040,000	$12.04	1,040,000	$47,812,670
November 1 – November 30, 2008	—	—	—	47,812,670
December 1 – December 31, 2008	—	—	—	47,812,670

	1,040,000	$12.04

(1)	On November 8, 2007, the Company announced that its Board of Directors has authorized a new stock repurchase program that would allow the Company to repurchase up to $100 million of its common stock.

Item 6.	Selected Financial Data

The following tables set forth the Company’s selected financial data as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004. The selected financial data set forth below has been derived from the audited consolidated financial statements and related notes thereto where applicable for the respective fiscal years. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the consolidated financial statements and notes thereto. These historical results are not necessarily indicative of the results to be expected in the future. Certain reclassifications have been made in the Company’s financial statements of prior years to conform to the current year presentation. These reclassifications had no impact on previously reported net income.

	As of and for the Years Ended December 31,
	2008(c)	2007(b)(c)	2006(c)	2005(b)(c)	2004(b)

STATEMENTS OF INCOME DATA (in millions, except per share data):
Net sales	$5,383.3	$4,660.1	$3,846.3	$3,189.1	$838.6
Operating earnings(a)	146.1	232.0	300.6	186.0	96.0
Interest expense, net	178.7	149.7	112.6	84.2	27.6
Loss on early extinguishment of debt	—	15.7	—	6.1	—
Income tax provision	26.3	38.5	82.0	35.0	26.0
Net income (loss)(a)	(58.9)	28.1	106.0	60.7	42.4
Paid in-kind dividends on Series B and C preferred stock	—	—	—	(9.7)	—
Charge from beneficial conversion of Series B and Series C preferred stock	—	—	—	(38.9)	—

Income (loss) available to common stockholders(a)	$(58.9)	$28.1	$106.0	$12.1	$42.4

Basic earnings (loss) per share(a)	$(0.78)	$0.39	$1.62	$0.23	$1.03
Diluted earnings (loss) per share(a)	$(0.78)	$0.38	$1.59	$0.22	$0.99

OTHER FINANCIAL DATA (in millions):
Segment earnings(a)(d)	$609.4	$501.5	$419.0	$297.6	$115.2
Cash flows from operations	249.9	304.8	236.0	240.9	70.2
Depreciation and amortization	120.3	96.4	66.4	57.6	19.2
Capital expenditures	102.2	81.2	68.8	58.5	10.8

BALANCE SHEET DATA (in millions):
Cash and cash equivalents	$392.8	$220.5	$202.6	$237.1	$20.7
Working capital(e)	1,374.7	1,269.8	839.6	749.9	181.4
Total assets	5,727.0	5,868.1	3,882.6	3,524.6	1,042.4
Total debt	2,868.3	2,747.3	1,441.0	1,541.4	487.4
Total stockholders’ equity	1,384.2	1,538.6	1,257.4	1,003.8	334.0

(a)	Includes the following significant items affecting comparability:

•

2008 includes: $283 million charge related to the impairment of goodwill and intangibles (see Note 6 to the consolidated financial statements); and $59.8 million of reorganization and acquisition-related integration cost (see item (c) below).

•

2007 includes: purchase accounting adjustments for $119 million of the elimination of manufacturer’s profit in inventory charged to cost of sales, which is the purchase accounting fair value adjustment to inventory associated with acquisitions and $49.6 million of reorganization and acquisition-related integration cost (see item (c) below).

•

2006 includes: purchase accounting adjustments for $10.4 million of the elimination of manufacturer’s profit in inventory charged to cost of sales, which is the purchase accounting fair value adjustment to inventory associated with acquisitions and $36.8 million of reorganization and acquisition-related integration cost (see item (c) below).

•

2005 includes: purchase accounting adjustments for $22.4 million of the elimination of manufacturer’s profit in inventory charged to cost of sales, which is the purchase accounting fair value adjustment to inventory associated with acquisitions, $2.5 million of write offs of inventory related to reorganization and acquisition-related integration initiatives and $29.1 million of reorganization and acquisition-related integration cost (see item (c) below).

(b)	The results of The United States Playing Card Company, American Household, Inc., The Holmes Group, Inc., Pure Fishing, Inc. and K2 Inc. are included from their dates of acquisition June 28, 2004, January 24, 2005, July 18, 2005, April 6, 2007 and August 8, 2007, respectively.

(c)	Reorganization and acquisition-related integration cost include costs associated with exit or disposal activities, which do not meet the criteria of discontinued operations, including costs of employee and lease terminations and facility closing or other exit activities. Additionally, these costs include expenses directly related to integrating and reorganizing acquired businesses and include items such as employee retention, recruiting costs, certain moving costs, certain duplicative costs during integration and asset impairments.

(d)	Segment Earnings represents earnings before interest, taxes and depreciation and amortization, excluding reorganization and acquisition-related integration costs, impairment of goodwill and intangible assets, the elimination of manufacturer’s profit in inventory, fair value inventory adjustments, and loss on early extinguishment of debt. This non-GAAP financial measure, is presented in this Annual Report on Form 10-K because it is a basis upon which the Company’s management has assessed its financial performance in the years presented. Additionally, the Company uses non-GAAP financial measures because the Company’s credit agreement provides for certain adjustments in calculations used for determining whether the Company is in compliance with certain credit agreement covenants, including, but not limited to, adjustments relating to non-cash purchase accounting adjustments, certain reorganization and acquisition-related integration costs, impairment of goodwill and intangible assets, non-cash stock-based compensation costs and loss on early extinguishment of debt. Segment Earnings should not be considered a primary measure of the Company’s performance and should be reviewed in conjunction with, and not as substitute for, financial measurements prepared in accordance with GAAP that are presented in this Annual Report on Form 10-K. A reconciliation of the calculation of Segment Earnings is presented below:

Reconciliation of non-GAAP Measure (in millions):

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
Net income (loss)	$(58.9)	$28.1	$106.0	$60.7	$42.4
Income tax provision	26.3	38.5	82.0	35.0	26.0
Interest expense, net	178.7	149.7	112.6	84.2	27.6
Loss on early extinguishment of debt	—	15.7	—	6.1	—

Operating earnings	146.1	232.0	300.6	186.0	96.0
Adjustments to reconcile to Segment Earnings:
Depreciation and amortization	120.3	96.4	66.4	57.6	19.2
Fair value adjustment to inventory	—	118.9	10.4	22.4	—
Reorganization costs	59.8	49.6	36.8	29.1	—
Impairment of goodwill and intangibles	283.2	—	—	—	—
Other integration-related costs	—	4.6	4.5	—	—
Impairment/write-off of other assets	—	—	0.3	2.5	—

Segment Earnings(1)	$609.4	$501.5	$419.0	$297.6	$115.2

(1)	During 2008, the Company modified the composition of segment earnings to include stock-based compensation. All prior periods have been restated to conform to the current presentation.

(e)	Working capital is defined as current assets (including cash and cash equivalents) less current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Jarden’s financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included in Item 8 of Part II of this Annual Report on Form 10-K. Unless otherwise indicated, references in the following discussion to 2008, 2007 and 2006 are to Jarden’s calendar years ended December 31, 2008, 2007 and 2006, respectively.

Overview

Jarden Corporation and its subsidiaries (hereinafter referred to as the “Company” or “Jarden”) is a leading provider of a broad range of consumer products. The Company reports four business segments: Outdoor Solutions, Consumer Solutions, Branded Consumables and Process Solutions. The Company’s sales are principally within the United States. The Company’s international operations are mainly based in Asia, Canada, Europe and Latin America.

The Company seeks to grow the business by continuing its tradition of product innovation, new product introductions and providing the consumer with the experience and value they associate with Jarden’s strong brand portfolio. The Company plans to leverage and expand its domestic and international distribution channels, increase brand awareness through co-branding and cross-selling initiatives and pursue strategic acquisitions, all while driving margin improvement.

In the Outdoor Solutions segment the Company manufactures and sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas and charcoal grills, lanterns and flashlights, propane fuel, sleeping bags, tents and water recreation products such as boats, kayaks and tow-behinds. The Outdoor Solutions segment also sells fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, softball, football, basketball, field hockey and lacrosse products are sold under brand names such as deBeer®, Gait by deBeer®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas™, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as Adio®, Ex Officio®, Marmot® and Planet Earth®.

In the Consumer Solutions segment the Company manufactures and sources, markets, and distributes a diverse line of household products, including kitchen appliances and personal care and wellness products for home use. This segment maintains a strong portfolio of globally recognized brands including Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam® and Villaware®. The principal products in this segment include clippers and trimmers for professional use in the beauty and barber and animal segments; electric blankets, mattress pads and throws; household kitchen appliances, such as blenders, coffeemakers, irons, mixers, slow cookers, toasters, toaster ovens and vacuum packaging machines; personal care and wellness products, such as air purifiers, fans, heaters and humidifiers, for home use; products for the hospitality industry; and scales for consumer use.

In the Branded Consumables segment the Company manufactures and sources, markets and distributes a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples, including arts and crafts paint brushes, children’s card games, clothespins, collectible tins, cordage, firelogs and firestarters, home safety equipment, home canning jars and accessories, kitchen matches, other craft items, plastic cutlery, playing cards and accessories, storage and workshop accessories, toothpicks and other accessories. This segment markets our products under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, BRK®, Crawford®, Diamond®, Dicon®, First Alert®, Forster®, Hoyle®, KEM®, Kerr®, Lehigh®, Leslie-Locke®, Loew Cornell® and Pine Mountain® brand names, among others.

In the Process Solutions segment the Company manufactures, markets and distributes a wide variety of plastic products including closures, contact lens packaging, medical disposables, plastic cutlery and rigid packaging. Many of these products are consumable in nature or represent components of consumer products. The materials business produces specialty nylon polymers, conductive fibers and monofilament used in various products, including woven mats used by paper producers and weed trimmer cutting line, as well as fiberglass radio antennas for marine, citizen band and military applications. This segment is also the largest North American producer of niche products fabricated from solid zinc strip and are the sole source supplier of copper plated zinc penny blanks to the United States Mint and a major supplier to the Royal Canadian Mint, as well as a supplier of nickel, brass and bronze plated finishes on steel and zinc for coinage to other international markets. In addition, we manufacture a line of industrial zinc products marketed globally for use in the plumbing, automotive, electrical component and architectural markets.

Acquisitions

2007 Activity

The Company did not complete any acquisitions in 2008. On April 6, 2007, the Company acquired Pure Fishing, Inc. (“Pure Fishing”), a leading global provider of fishing tackle marketed under well-known fishing brands including Abu-Garcia®, Berkley®, Gulp!®, Mitchell®, Stren® and Trilene®. The consideration consisted of $300 million in cash, a $100 million five year subordinated note with a 2% coupon and a warrant exercisable into approximately 2.2 million shares of Jarden common stock with an initial exercise price of $45.32 per share (subject to adjustment as provided therein). In addition to the upfront purchase price, a contingent purchase price payment of up to $50 million based on the future financial performance of the acquired business may be paid and during 2008, $25 million of this amount was paid. The Pure Fishing acquisition is consistent with the Company’s strategy of purchasing leading, niche consumer-oriented brands with attractive cash flows and strong management. The Company’s results of operations for 2007 include the results of Pure Fishing from April 6, 2007.

On August 8, 2007, the Company acquired all the outstanding shares of K2 Inc. (the “Acquisition”), a leading provider of branded consumer products in the global sports equipment market in exchange for consideration of $10.85 in cash per share of K2 Inc. (“K2”) common stock and 0.1118 of a share of Jarden common stock for each share of K2 common stock issued and outstanding. The total value of the transaction, including debt assumed, was approximately $1.2 billion. The aggregate consideration to the K2 shareholders was approximately $701 million and was comprised of a cash payment of approximately $517 million and the issuance of approximately 5.3 million common shares of the Company with a fair value of approximately $184 million. The cash and Jarden common stock issued in the transaction had a combined value of $14.72 per K2 share, which was calculated using the average of the closing stock price of a share of Jarden common stock on the New York Stock Exchange (“NYSE”) during the five-day trading period ending two trading days after the date that the number of shares of Jarden common stock to be received by K2 stockholders was finalized, which was August 6, 2007. The total purchase price of $779 million, which is net of cash acquired, also includes: the purchase of K2 share-based awards for $22.7 million, the Company’s investment in K2 prior to the acquisition of $31.1 million, debt make-whole premiums of $15.4 million and other fees and consideration totaling $22.1 million. In connection with the Acquisition the Company repaid certain of K2’s debt, including accrued interest and the aforementioned make-whole premiums for approximately $341 million. The Acquisition was recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed based on their estimated fair values at the date of Acquisition. The excess of the cost of the Acquisition over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill and is based on the Company’s independent valuation. The Company’s results of operations for 2007 include the results of K2 from August 8, 2007 (the “Acquisition Date”).

2006 Activity

During 2006, the Company completed four tuck-in acquisitions, three in the Branded Consumables segment and one in the Consumer Solutions segment.

The differences in the results from operations for 2008 versus 2007 and 2007 versus 2006 are primarily due to the K2 and Pure Fishing acquisitions.

Consolidated Results of Operations

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Net sales	$5,383.3	$4,660.1	$3,846.3
Cost of sales	3,880.5	3,517.4	2,904.0
Selling, general and administrative expenses	1,013.7	861.1	604.9
Reorganization and acquisition-related integration costs, net	59.8	49.6	36.8
Impairment of goodwill and intangibles	283.2	—	—

Operating earnings	146.1	232.0	300.6
Interest expense, net	178.7	149.7	112.6
Loss on early extinguishment of debt	—	15.7	—

Income (loss) before taxes	(32.6)	66.6	188.0
Income tax provision	26.3	38.5	82.0

Net income (loss)	$(58.9)	$28.1	$106.0

Results of Operations—Comparing 2008 to 2007

	Net Sales
	Years Ended December 31,
	2008	2007
	(in millions)
Outdoor Solutions	$2,481.0	$1,698.6
Consumer Solutions	1,812.9	1,869.2
Branded Consumables	804.9	806.2
Process Solutions	348.6	353.6
Intercompany eliminations	(64.1)	(67.5)

	$5,383.3	$4,660.1

Net sales in 2008 increased $723 million, or 16%, to $5.4 billion versus 2007. The overall increase in net sales was due to the acquisitions of K2 and Pure Fishing, which are in the process of being integrated primarily into the Outdoor Solutions segment. Net sales in the Outdoor Solutions segment increased $782 million, driven by the inclusion of the acquired K2 and Pure Fishing businesses. Net sales in the legacy Coleman business increased slightly primarily due to an expanded lighting program, the launch of new tailgating related products, hurricane related volumes, favorable foreign currency translation and price increases, offset by declines in domestic and international sales resulting from overall economic weakness. Net sales in the Consumer Solutions segment declined $56.3 million or 3.0%, primarily due to weakness in domestic sales in most product categories, primarily as a result of overall economic weakness at retail, partially offset by increased demand and improved pricing internationally (primarily Latin America). Net sales in the Branded Consumables segment were essentially flat on a year-over-year basis, primarily due to improved sales of Ball® and Kerr® fresh preserving products, offset by overall weakness at retail, primarily at domestic home improvement retailers. The Process Solutions segment declined 1.4% on a year-over-year basis, primarily due to a reduction in the pass through pricing of zinc, primarily due to a 41% decline in the average price of zinc during 2008 versus 2007, partially offset by the inclusion of the K2 monofilament business.

Cost of sales increased $363 million to $3.9 billion for 2008 versus the same period in the prior year, primarily due to the acquisitions of K2 and Pure Fishing, partially offset by the inclusion of a $119 million adjustment in 2007 related to the purchase accounting entry for the elimination of manufacturer’s profit in inventory related to the K2 and Pure Fishing acquisitions. The fair value of the inventory acquired was valued at the sales price of the finished inventory, less costs to complete and a reasonable profit allowance for selling effort. Cost of sales as a percentage of net sales for 2008 and 2007 was 72.1% and 75.5%, respectively (72.9% for 2007 excluding the charge for the elimination of manufacturer’s profit in inventory). The improvement is primarily due to the elimination of the manufacturer’s profit in inventory in 2007, higher margins from acquired businesses, price increases and benefits from prior continuous improvement and integration programs, partially offset by rising commodity and transportation costs.

Selling, general and administrative expenses increased $153 million to $1.0 billion for 2008 versus the same period in the prior year. The increase was primarily due to the acquisitions of K2 and Pure Fishing, partially offset by an incremental decrease in stock-based compensation expense in 2008 and an incremental decrease in pension and postretirement expense in 2008, primarily the result of the curtailment and settlement of certain of the plans. At December 31, 2008, substantially all the domestic pension and postretirement plans are frozen to new entrants and to future benefit accruals.

Reorganization and acquisition-related integration costs, net, increased $10.2 million to $59.8 million in 2008 versus the same period in the prior year. The majority of these charges relate to ongoing integration-related activities in the Outdoor Solutions segment principally as a result of the K2 and Pure Fishing acquisitions. During 2008, the Company also recorded reorganization and acquisition-related integration costs within the Branded Consumables and Process Solutions segments that primarily relate to the consolidation of manufacturing facilities and headcount reductions. Additionally, for 2008, the Company recorded reorganization and acquisition-related integration costs that are primarily due to severance and the integration of certain corporate functions related to the Acquisition. The 2007 reorganization and acquisition-related integration costs related primarily to the Consumer Solutions segment; there were no such costs in 2008 as this reorganization has been completed.

In the fourth quarter of 2008, the Company’s annual impairment test resulted in a non-cash charge of $283 million to reflect impairment of goodwill and intangible assets. Of this charge, $172 million related to the impairment of goodwill in the Company’s Branded Consumables and Outdoor Solutions segments. In the Branded Consumables segment the impairment charge was recorded within the Firelog, Lehigh and United States Playing Cards reporting units. In the Outdoor Solutions segment the impairment charge was recorded within the Apparel and Footwear reporting unit. The impairment for these reporting units was due to a decrease in the fair value of forecasted cash flows, reflecting the continued deterioration of macroeconomic conditions, which accelerated and became apparent during the fourth quarter of 2008 (hereafter referred to as “continued deterioration of macroeconomic conditions”).

The Company’s annual impairment test resulted in a non-cash charge of $111 million to reflect impairment of intangible assets related to certain of the Company’s tradenames. The impairment charge was allocated to the Company’s reporting segments as follows:

Year Ended December 31, 2008
(in millions)
Impairment of intangibles
Outdoor Solutions	$11.7
Consumer Solutions	76.3
Branded Consumables	22.9

$110.9

In the Outdoor Solutions segment the impairment charge recorded relates primarily to certain tradenames within this segment’s snow sports and paintball businesses. The impairment within the Outdoor Solutions segment was due to an overall decline in the paintball market, as well as a decrease in the fair value of forecasted cash flows, resulting from the impact that the continued deterioration of macroeconomic conditions has on such cash flows. In the Consumer Solutions segment the impairment charge recorded relates to certain tradenames within this segment’s small kitchen and household appliance businesses. The impairment within the Consumer Solutions segment is primarily due to: the Company’s decision to strategically realign certain brand names; increased competition in certain markets; and the impact of continued deterioration of macroeconomic conditions. In the Branded Consumables segment the impairment charge recorded relates to certain tradenames associated with this segment’s Firelog, Lehigh and United States Playing Cards businesses. The impairment within the Branded Consumables segment was due to a decrease in the fair value of forecasted cash flows, resulting from the impact that the continued deterioration of macroeconomic conditions has on such cash flows.

Net interest expense increased by $29.0 million for 2008 versus 2007. This increase was principally due to higher levels of outstanding debt versus the prior year as a results of the acquisitions of K2 and Pure Fishing. The weighted average interest rate for 2008 decreased to 6.4% from 7.0% in 2007.

The Company’s effective tax rate for the years ended December 31, 2008 and 2007 was (80.7%) and 57.7%, respectively. The difference from the statutory tax rate to the effective rate for 2008 results principally from the tax charge related to the impairment of goodwill ($33.4 million) and from U.S. tax expense ($8.0 million) recognized on undistributed foreign income. The 2007 increase from the statutory tax rate to the reported rate results principally from the settlement of 2003 and 2004 Internal Revenue Service Audits ($4.7 million), the tax effect of non-deductible compensation expense ($4.4 million), and the tax effect of foreign earnings that will not be permanently reinvested. The Company believes that its long-term tax rate will be approximately 36.0%.

Net income (loss) in 2008 decreased $87.0 million to a net loss of $58.9 million, versus 2007. For the 2008 and 2007 diluted earnings (loss) per share were ($0.78) and $0.38, respectively. The decrease in net income (loss) was primarily due to the charge recorded in 2008 for the impairment of goodwill and intangibles of $283 million, offset by incremental earnings resulting from volume increases and margin expansion due to acquisitions and the charge recorded during 2007 related to the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory related to the K2 and Pure Fishing acquisitions ($119 million).

Results of Operations—Comparing 2007 to 2006

	Net Sales
	Years Ended December 31,
	2007	2006
	(in millions)
Outdoor Solutions	$1,698.6	$901.0
Consumer Solutions	1,869.2	1,892.2
Branded Consumables	806.2	812.0
Process Solutions	353.6	309.4
Intercompany eliminations(1)	(67.5)	(68.3)

	$4,660.1	$3,846.3

Net sales in 2007 increased $814 million, or 21%, to $4.7 billion versus 2006. The overall increase in net sales was due to the acquisitions of K2 and Pure Fishing (combined revenue $863 million). Net sales in the Outdoor Solutions segment increased $798 million as a result of the K2 and Pure Fishing acquisitions, offset by decreases in the domestic Coleman business, primarily due to inventory reduction initiatives at certain mass retailers. Net sales in the Consumer Solutions segment decreased $23.0 million or 1.2%, which was primarily due to weakness in domestic sales, partially offset by increased demand and improved pricing internationally. Net sales in the Branded Consumables segment decreased slightly, which is mainly due to decreased category demand, primarily at domestic home improvement retailers and poker-related sales. The Process Solutions segment grew 14.3% on a year over year basis, primarily due to the inclusion of the K2 monofilament business and the impact of cost increases in zinc compared to 2006.

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

Selling, general and administrative expenses increased $256 million to $861 million for 2007 versus 2006. The increase was primarily due to acquisitions of K2 and Pure Fishing ($199 million), incremental stock based compensation expense ($41.0 million) and increased advertising, marketing and product development costs, as well as the benefits from prior year reorganization and integration initiatives.

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

The Company’s effective tax rate for the years ended December 31, 2007 and 2006 was 57.7% and 43.6%, respectively. The 2007 increase from the statutory tax rate to the reported rate results principally from the settlement of 2003 and 2004 IRS Audits ($4.7 million), the tax effect of non-deductible compensation expense ($4.4 million), and the tax effect of foreign earnings that will not be permanently reinvested. In 2006, these increases from the statutory tax rate relate primarily to the $13.6 million tax charge recorded in 2006 in association with the internal legal reorganization of the domestic Consumer Solution businesses.

Net income for 2007 decreased $77.9 million to $28.1 million versus 2006. For 2007, diluted earnings per share were $0.38 versus diluted earnings per share of $1.59 for 2006. The change in net income is primarily due to the following charges recorded during 2007: incremental purchase accounting adjustments for the elimination of manufacturer’s profit in inventory ($109 million); incremental stock based compensation expense ($41.0 million) resulting primarily from the acceleration of certain awards; incremental reorganization and acquisition-related integration costs ($12.8 million), increase in interest expense ($37.1 million) and a $15.7 million loss on the early extinguishment of debt, partially offset by 2007 incremental earnings resulting from volume increases and margin expansion due to both acquisitions and improved gross margins, combined with the $13.6 million tax charge recorded during 2006.

Financial Condition, Liquidity and Capital Resources

LIQUIDITY

The Company believes that its cash and cash equivalents, cash generated from operations and the availability under the senior credit facility and the credit facilities of certain foreign subsidiaries as of December 31, 2008, provide sufficient liquidity to support working capital requirements, planned capital expenditures, completion of current and future reorganization and acquisition-related integration programs, pension plan contribution requirements and debt obligations for the foreseeable future.

Net cash provided by operating activities was $250 million and $305 million for 2008 and 2007, respectively. The favorable impact from higher cash operating income, were more than offset by unfavorable working capital movements primarily related to inventory, which is the result of higher inventory levels due to retailers managing their inventory to historically low levels due to the macroeconomic conditions; and lower than expected sales.

Net cash provided by financing activities for 2008 and 2007 was $104.6 million and $681 million, respectively. The change is primarily due to the issuance of long-term debt during 2007 ($1.4 billion), partially offset by long-term debt payments ($793 million) in 2007, an incremental decrease in net short-term debt borrowings in 2008 ($84.7 million); and an incremental decrease in debt issue costs in 2008 ($33.7 million).

Net cash used in investing activities was $175.5 million versus $973 million for 2008 and 2007, respectively. Cash used for the acquisition of businesses for 2007 decreased approximately $867 million from 2007 due to the acquisitions of K2 and Pure Fishing. For 2008, capital expenditures were $102 million versus $81.2 million for 2007. The Company has historically maintained capital expenditures at less than 2% of net sales and expects that capital expenditures for 2009 will be below this threshold.

CAPITAL RESOURCES

At December 31, 2008 and 2007, the Company had cash and cash equivalents of $393 million and $221 million, respectively. At December 31, 2008, there was $130 million outstanding under the revolving credit portion of the Company’s senior credit facility (the “Facility”). At December 31, 2008, net availability under the Facility was approximately $71 million, after deducting approximately $24 million of outstanding letters of credit. The Company is required to pay commitment fees on the unused balance of the revolving credit facility. At December 31, 2008, the annual commitment fee on unused balances was 0.375%. During May 2008, the Company borrowed an additional $25 million from an existing term loan under the Facility. This term loan matures in 2012 and bears interest at LIBOR plus 250 basis points.

Subsequent to December 31, 2008, the Company entered into an amendment to the Facility whereby a successor administrative agent was appointed and a certain revolving lender’s commitment in the revolving credit facility was released and availability under the Facility was reduced accordingly. Additionally, the Company voluntarily decreased the commitments under the revolving credit facility by $20 million bringing the total amount available to $185 million. This reduction was applied on a pro rata basis among the existing revolving lenders.

The Company has maintained a $250 million receivables purchase agreement (the “Securitization Facility”) since 2006, which is subject to annual renewal by both parties, bears interest at a margin over the commercial paper rate and is accounted for as a borrowing. Under the Securitization Facility, substantially all of the Company’s Outdoor Solutions, Consumer Solutions and Branded Consumables domestic accounts receivable are sold to a special purpose entity, Jarden Receivables, LLC (“JRLLC”), which is a wholly-owned consolidated subsidiary of the Company. JRLLC funds these purchases with borrowings under a loan agreement, secured by the accounts receivable. There is no recourse to the Company for the unpaid portion of any loans under this loan agreement. The Securitization Facility will be drawn upon and repaid as needed to fund general corporate purposes. At December 31, 2008, the Company’s Securitization Facility was fully utilized with outstanding borrowings totaling $250 million. In July 2008, the Company entered into an amendment to the Securitization Facility that extended it for another year until July 2009. Following the renewal, the borrowing rate margin is 150 basis points and the unused line fee is 0.50% per annum. The Securitization Facility is reflected as a short-term borrowing on the Company’s balance sheet because of its annual term. The Company currently intends to seek renewal of this Securitization Facility as it did in 2008; however, should it not be renewed, the Company will seek alternative financing.

Certain foreign subsidiaries of the Company maintain working capital lines of credits with their respective local financial institutions for use in operating activities. At December 31, 2008, the aggregate amount available under these lines of credit totaled approximately $117 million.

In connection with the Acquisition, the Company incurred approximately $891 million of additional debt from the Facility and the Securitization Facility and increased its revolving loan commitment by $25 million to a total of $225 million. The additional debt is primarily comprised of the following: an incremental term loan (Term Loan B3) of $700 million with payments due through 2012 and bears interest at LIBOR plus 250 basis points; and $185 under the Securitization Facility.

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

The Company was not in default of any of its debt covenants (see Note 9 to the consolidated financial statements) as of December 31, 2008.

The Company maintains cash balances which at times may be significant, at various international subsidiaries. At December 31, 2008, approximately $44 million of this may be subject to certain availability restrictions. The Company does not believe that such restrictions will materially affect the Company’s liquidity, nor does the Company rely on these cash balances to fund operations outside of the country where the cash was generated.

In November 2007, the Company’s Board of Directors authorized a new stock repurchase program that would allow the Company to repurchase up to $100 million of its common stock. The Company repurchased approximately 1.5 million and 1.1 million shares of its common stock in 2008 and 2007, respectively, under this plan at an average price per share of $15.12 and $26.58, respectively.

Contractual Obligations and Commercial Commitments

The following table includes aggregate information about the Company’s contractual obligations as of December 31, 2008 and the periods in which payments are due. Certain of these amounts are not required to be included in its Consolidated Balance Sheets:

	Year(s)
	Total	1	2-3	4-5	After 5
	(in millions)
Long-term debt(1)	$2,872.2	$431.4	$1,268.6	$514.2	$658.0
Operating leases	329.1	54.4	88.9	64.9	120.9
Unconditional purchase obligations	57.0	45.2	9.4	2.4	—
Other current and non-current obligations	44.1	38.2	1.7	1.3	2.9

Total	$3,302.4	$569.2	$1,368.6	$582.8	$781.8

(1)	For further information regarding the Company’s debt and interest rate structure, refer to Note 9 – “Debt” and Note 10 “Derivative Financial Instruments and Fair Value Measurements” to the consolidated financial statements. These amounts reflect scheduled principal payments only.

The table above does not reflect tax reserves and accrued interest thereon of $64.4 million and $8.6 million, respectively, as the Company cannot reasonably predict the timing of the settlement of the related tax positions beyond 2009. See Note 12 “Taxes on Income” to the consolidated financial statements for additional information on the Company’s unrecognized tax benefits at December 31, 2008.

Commercial commitments are items that the Company could be obligated to pay in the future and are not included in the above table. As of December 31, 2008, the Company had approximately $24 million in standby and commercial letters of credit, all of which expire in 2009.

Certain of these amounts are not required to be included in the Company’s Consolidated Balance Sheets.

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

During September 2008, the Company terminated $54 million notional amount of forward foreign currency contracts as the counterparty defaulted on these contracts upon filing for bankruptcy protection. These contracts had previously been designated as cash flow hedges of forecasted inventory purchases and sales. Gains or losses on these contracts were deferred as a component of accumulated other comprehensive income. At termination the fair market value of these contracts was a net asset of $2.7 million. The Company had provided a reserve for the entire net asset amount of these contracts, which resulted in the elimination of the amount of previously deferred net gains included in accumulated other comprehensive income. As part of the settlement with this counterparty subsequent to December 31, 2008, the entire net asset amount of these contracts was written off against the reserve in January 2009.

Cash Flow Hedges

At December 31, 2008, the Company had approximately $1.1 billion of notional amount outstanding in swap agreements that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income. The fair market value of these swaps was a liability of $29.2 million at December 31, 2008.

At December 31, 2008, the Company had outstanding a $40 million notional amount swap agreement that exchanges a variable interest rate (LIBOR) for fixed rate of interest over the term of the agreement that is not designated as an effective hedge for accounting purposes and the fair market value gains or losses are included in the results of operations. This swap matures June 30, 2010 and has a fixed rate of interest of 4.79%. The fair market value of this swap was a liability of $2.1 million at December 31, 2008.

Fair Value Hedges

The Company uses cross-currency swaps to hedge foreign currency risk on certain U.S. dollar-based debt of foreign subsidiaries. At December 31, 2008, the Company had a $27.6 million notional amount cross-currency swap outstanding that exchanges Canadian dollars for U.S. dollars. This swap exchanges the variable interest rate bases of the U.S. dollar balance (3-month U.S. LIBOR plus a spread of 175 basis points) and the equivalent Canadian dollar balance (3-month CAD BA plus a spread of 192 basis points). This swap is designated as fair value hedge on a U.S dollar based term loan of a Canadian subsidiary. The fair market value of this cross-currency swap at December 31, 2008, was an asset of $0.8 million, with a corresponding offset to long-term debt.

Forward Foreign Currency Contracts

The Company uses forward foreign currency contracts (“foreign currency contracts”) to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statement of operations as the underlying hedged item. At December 31, 2008, the Company had approximately $274 million notional amount of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases and sales. At December 31, 2008, the fair market value of these contracts was a net asset of $11.4 million.

At December 31, 2008, the Company had outstanding approximately $151 million notional amount of foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through 2010. Fair market value gains or losses are included in the results of operations. The fair market value of these foreign currency contracts was a net liability of $0.6 million at December 31, 2008.

Commodity Contracts

During 2008, the Company initiated a risk management plan whereby, from time to time the Company enters into commodity-based derivatives in order to mitigate the impact that the rising price of these commodities has on the cost of certain of the Company’s raw materials. These derivatives provide the Company with maximum cost certainty, and in certain instances allow the Company to benefit should the cost of the commodity fall below certain dollar levels. These derivatives are not designated as effective hedges for accounting purposes. Fair market value gains or losses are included in the results of operations and as of December 31, 2008 their aggregate fair market value was a liability of $6.3 million.

Significant Accounting Policies and Critical Estimates

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The following list of critical accounting policies is not intended to be a comprehensive list of all its accounting policies. The Company’s significant accounting policies are more fully described in Note 1—Business and Significant Accounting Policies to Item 8.—Financial Statements and Supplementary Data. The following represents a summary of its critical accounting policies, defined as those policies that the Company believes are the most important to the portrayal of its financial condition and results of operations, and/or require management’s significant judgments and estimates.

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

Additionally, the Company recognizes tax benefits for certain tax positions based upon judgments as to whether it is more likely than not that a tax position will be sustained upon examination. The measurement of tax positions that meet the more-likely-than-not recognition threshold are based in part on estimates and assumptions as to be the probability of an outcome, along with estimated amounts to be realized upon any settlement. While the Company believes the resulting tax balances at December 31, 2008 and 2007 are fairly stated based upon these estimates, the ultimate resolution of these tax positions could result in favorable or unfavorable adjustments to its consolidated financial statements and such adjustments could be material. See Note 12 to the consolidated financial statements for further information regarding taxes.

Goodwill and Indefinite-Lived Intangibles

The application of the purchase method of accounting for business combinations requires the use of significant estimates and assumptions in determining the fair value of assets acquired and liabilities assumed in order to properly allocate the purchase price. The estimates of the fair value of the assets acquired and liabilities assumed are based upon assumptions believed to be reasonable using established valuation techniques that consider a number of factors and when appropriate, valuations performed by independent third party appraisers.

As a result of acquisitions in prior years, the Company has significant intangible assets on its balance sheet that include goodwill and indefinite-lived intangibles (primarily trademarks and tradenames). The Company’s goodwill and indefinite lived intangibles are tested and reviewed for impairment annually (during the fourth quarter, which coincides with the strategic planning process), or more frequently if facts and circumstances warrant using various valuation methods, such as the discounted cash flows and market multiple methods. Goodwill impairment testing requires significant use of judgement and assumptions including the identification of reporting units; the assignment of assets and liabilities to reporting units; and the estimation of future cash flows, business growth rates, terminal values and discount rates. The testing of unamortizable intangibles under established guidelines for impairment also requires significant use of judgment and assumptions (such as cash flow projections, terminal values and discount rates). Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. As previously discussed, in the fourth quarter of 2008, the Company’s annual impairment test resulted in a non-cash charge to goodwill of $172 million and a non-cash charge to indefinite-lived intangibles (tradenames) of $111 million. With the Company’s common stock trading below historical valuation metrics in the fourth quarter, management analyzed the fair value of the reporting units as compared to the Company’s market capitalization. In management’s judgment, a significant portion of the recent decline in the Company’s stock price is related to the deterioration of macroeconomic conditions and is not reflective of the underlying cash flows of the reporting units. The Company will continue to monitor its reporting units for any triggering events or other signs of impairment.

While some of the Company’s businesses that were not impaired as a result of the annual impairment testing experienced a revenue decline and decreased profitability in 2008, the Company believes that its long-term growth strategy supports its fair value conclusions. For both goodwill and indefinite-lived intangible assets, the recoverability of these amounts is dependent upon achievement of the Company’s projections and the execution of key initiatives related to revenue growth and improved profitability. However, changes in business conditions and assumptions could potentially require future adjustments to these asset valuations.

Other Long-Lived Assets

The Company evaluates the recoverability of long-lived assets, including property, plant and equipment and amortizable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, significant decrease in the market value of the assets and significant negative industry or economic trends. When the Company determines that the carrying amount of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The cash flows are estimated utilizing various assumptions regarding future revenue and expenses, working capital, and proceeds from disposal. If the carrying amount exceeds the sum of the undiscounted future cash flows, the Company discounts the future cash flows using a discount rate required for a similar investment of like risk and records an impairment charge as the difference between the fair value and the carrying value of the asset group.

Pension and postretirement plans

The Company records annual amounts relating to its pension and postretirement plans based on calculations, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications is generally deferred and amortized over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. The pension and postretirement obligations are measured as of December 31 for 2008 (the “2008 measurement date”). The pension and postretirement obligations are measured as of September 30 and December 31 for 2007. The pension and postretirement obligations for 2007 measured at December 31 are the obligations resulting from the acquisitions of K2 and Pure Fishing.

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

The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The prospective target asset allocation percentage for both the pension and postretirement plans is approximately 55% – 65% for equity securities, approximately 25% – 40% for bonds and approximately 0%-20% for other securities. However, in reaction to the adverse market conditions in 2008 and in an effort to preserve asset values, the Company has temporarily under-weighted its equity investments. At December 31, 2008 the plan assets were allocated as follows; Equities: 42%—Other Investments: 58%. The Company believes that this current actual asset allocation is not indicative of the desired long-term target allocation and that it will begin re-allocating sometime during 2009 to achieve the long-term target asset allocation.

For 2008 actual returns on plan assets for the Company’s U.S. pension plans are below the expected long-term rate of return due to the current adverse conditions in the global securities markets. Continued actual returns below the expected rate may impact the amount and timing of future required contributions to these plans. The actual amount of future contribution will depend, in part, on long-term actual return on assets and future discount rates. Pension contributions for 2009 are estimated to be approximately $25 million, compared to $18.3 million in 2008.

The weighted average expected return on plan assets assumption at the 2008 measurement date was approximately 8.0% for the Company’s pension plans. The weighted average discount rate at the 2008 measurement date used to measure the pension and postretirement benefit obligations was 6.13% and 6.25%, respectively. A one percentage point decrease in the discount rate at the 2008 measurement dates would increase the pension plans’ projected benefit obligation by approximately $37 million.

The health care cost trend rates used in valuing the Company’s postretirement benefit obligation are established based upon actual health care cost trends and consultation with actuaries and benefit providers. At the 2008 measurement date, the current weighted average healthcare trend rate assumption was 7.25% for pre-age 65 and 7.75% for post-age 65. The current trend rate gradually decreases to an ultimate trend rate of 4.5%.

A one percentage point increase in the assumed health care cost trend rates would have the following effects (in millions):

Postretirement benefit obligation	$0.1
Service and interest cost components of postretirement benefit cost	0.1

A one percentage point decrease in the assumed health care cost trend rates would have the following effects (in millions):

Postretirement benefit obligation	$(0.1)
Service and interest cost components of postretirement benefit cost	(0.1)

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

Product liabilities are based on estimates (which include actuarial determinations made by an independent actuarial consultant as to liability exposure, taking into account prior experience, number of claims and other relevant factors); thus, the Company’s ultimate liability may exceed or be less than the amounts accrued. The methods of making such estimates and establishing the resulting liability are reviewed on a regular basis and any adjustments resulting therefrom are reflected in current operating results.

Stock-Based Compensation

The fair value of stock options is determined using the Black-Scholes option-pricing. The fair value of the market-based restricted stock awards is determined using a Monte Carlo simulation embedded in a lattice model, and for all other restricted stock awards are based on the closing price of the Company’s common stock on the date of grant. The determination of the fair value of the Company’s stock option awards and restricted stock awards is based on a variety of factors including, but not limited to, the Company’s common stock price, expected stock price volatility over the expected life of awards, and actual and projected exercise behavior. Additionally, the Company estimates forfeiture for options and restricted stock awards at the grant date of the award based on historical experience and are adjusted as necessary if actual forfeitures differ from these estimates. Certain performance awards require management’s judgement as to whether performance targets will be achieved.

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

New and Pending Accounting Pronouncements

During 2008, 2007 and 2006, the Company adopted various accounting standards. A description of these standards and their effect on the consolidated financial statements are described in Note 2 to the consolidated financial statements.

Pending standards and their estimated effect on the Company’s consolidated financial statements are described in Note 1 to the consolidated financial statements.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to its shareholders. Such forward-looking statements include the Company’s repurchase of shares of common stock from time to time under the Company’s repurchase program, the outlook for Jarden’s markets and the demand for its products, earnings per share, estimated sales, segment earnings, the renewability of our credit facilities, cash flows from operations, future revenues and margin requirement and expansion, organic growth, the amount of reorganization charges, the success of new product introductions, growth or savings in costs and expenses and the impact of acquisitions, divestitures, restructurings, securities offerings and other unusual items, including Jarden’s ability to successfully integrate and obtain the anticipated results and synergies from its acquisitions. These statements are made on the basis of management’s views and assumptions as of the time the statements are made and the Company undertakes no obligation to update these statements. There can be no assurance, however, that its expectations will necessarily come to pass. Significant factors affecting these expectations are set forth under Item 1A—Risk Factors of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In general, business enterprises can be exposed to market risks including fluctuations in interest rates, foreign currency exchange rates and certain commodity prices, and that can affect the cost of operating, investing and financing under those conditions. The Company believes it has moderate exposure to these risks. The Company assesses market risk based on changes in interest rates, foreign currency rates and commodity prices utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in these rates and prices. At December 31, 2008, the interest rate on approximately 67% of the Company’s debt was fixed by either the nature of the obligation or through interest rate swap contracts.

The Company is exposed to interest rate risk on its variable rate debt and price risk on its fixed rate debt. As such, the Company monitors the interest rate environment and uses interest rate swap agreements to manage its interest rate risk and price risk by balancing its exposure to fixed and variable interest rates while attempting to minimize interest costs. As of December 31, 2008, approximately $0.9 billion of Company’s debt is comprised of variable-rate debt. The remainder of the debt carries a fixed rate either by nature or through the use of interest rate swaps. A hypothetical 10% change in these interest rates would change interest expense by approximately $4.1 million and the fair values of fixed rate debt by approximately $38 million.

While the Company transacts business predominantly in U.S. dollars and most of its revenues are collected in U.S. dollars, a substantial portion of the Company’s operating costs are denominated in other currencies, such as the British pound, Canadian dollar, Chinese renminbi, European euro, Japanese yen, Mexican peso, and Venezuelan bolivar. Changes in the relation of these and other currencies to the U.S. dollar will affect Company’s sales and profitability and could result in exchange losses. For 2008, approximately 40% of the Company’s sales were denominated in foreign currencies, the most significant of which were: Euro dollars—approximately 12% and Canadian dollars—approximately 6%. The primary purpose of the Company’s foreign currency hedging activities is to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases sales. A hypothetical 10% change in foreign currency rates would not have a material effect on foreign currency gains and losses related to the foreign currency derivatives or the fair value of the Company’s foreign currency derivatives.

The Company is exposed to the price risk that the rising cost of commodities has on certain of its raw materials. As such, the Company monitors the commodities markets and from time to time the Company enters into commodity-based derivatives in order to mitigate the impact that the rising price of these commodities has on the cost of certain of these Company’s raw materials. A hypothetical 10% change in the commodity prices underlying the derivatives would not have a material effect on the fair value commodity derivatives and the related gains and losses included in the Company’s results of operations.

The Company is exposed to credit loss in the event of non-performance by the counterparties to its derivative financial instruments, all of which are highly rated institutions; however, the Company does not anticipate non-performance by such counterparties.

The Company does not enter into derivative financial instruments for trading purposes.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Jarden Corporation

In our opinion, the consolidated balance sheet and related consolidated statements of income, stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Jarden Corporation and its subsidiaries at December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2008 when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 23, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Jarden Corporation

We have audited the accompanying consolidated balance sheet of Jarden Corporation and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. Our report also included the related financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jarden Corporation and subsidiaries at December 31, 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes , an interpretation of SFAS No. 109. As discussed in Note 2, effective December 31, 2006, the Company adopted SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans , an amendment of FASB statements No. 87, 88, 106 and 132(R).

/s/ Ernst & Young LLP

New York, New York

February 25, 2008

JARDEN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
Net sales	$5,383.3	$4,660.1	$3,846.3
Cost of sales	3,880.5	3,517.4	2,904.0

Gross profit	1,502.8	1,142.7	942.3
Selling, general and administrative expenses (including stock-based compensation of $20.6, $64.0 and $23.0 for the years ended December 31, 2008, 2007 and 2006, respectively)	1,013.7	861.1	604.9
Reorganization and acquisition-related integration costs, net	59.8	49.6	36.8
Impairment of goodwill and intangibles	283.2	—	—

Operating earnings	146.1	232.0	300.6
Interest expense, net	178.7	149.7	112.6
Loss on early extinguishment of debt	—	15.7	—

Income (loss) before taxes	(32.6)	66.6	188.0
Income tax provision	26.3	38.5	82.0

Net income (loss)	(58.9)	28.1	106.0

Earnings (loss) per share:
Basic	$(0.78)	$0.39	$1.62
Diluted	$(0.78)	$0.38	$1.59
Weighted average shares outstanding:
Basic	75.2	71.9	65.4
Diluted	75.2	73.3	66.5

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	As of December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$392.8	$220.5
Accounts receivable, net of allowances of $65.2 in 2008, $72.3 in 2007	894.1	978.5
Inventories	1,180.4	1,126.2
Deferred taxes on income	147.3	140.5
Prepaid expenses and other current assets	114.5	84.5

Total current assets	2,729.1	2,550.2

Non-current assets:
Property, plant and equipment, net	506.9	510.9
Goodwill	1,476.1	1,610.8
Intangibles, net	936.6	1,126.6
Other assets	78.3	69.6

Total assets	$5,727.0	$5,868.1

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt and current portion of long-term debt	$431.4	$297.8
Accounts payable	422.1	439.3
Accrued salaries, wages and employee benefits	142.0	134.6
Taxes on income	22.7	20.9
Other current liabilities	336.2	387.8

Total current liabilities	1,354.4	1,280.4

Long-term debt	2,436.9	2,449.5
Deferred taxes on income	232.8	335.2
Other non-current liabilities	318.7	264.4

Total liabilities	4,342.8	4,329.5

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock ($0.01 par value, 5.0 shares authorized, no shares issued and outstanding at December 31, 2008 and 2007)	—	—
Common stock ($0.01 par value, 150 shares authorized, 78.4 shares issued at December 31, 2008 and 2007)	0.8	0.8
Additional paid-in capital	1,264.1	1,246.5
Retained earnings	229.5	288.8
Accumulated other comprehensive income (loss)	(51.8)	47.5
Less: Treasury stock (2.8 and 1.6 shares, at cost, at December 31, 2008 and 2007, respectively)	(58.4)	(45.0)

Total stockholders’ equity	1,384.2	1,538.6

Total liabilities and stockholders’ equity	$5,727.0	$5,868.1

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(58.9)	$28.1	$106.0
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	120.3	96.4	66.4
Impairment of goodwill and intangibles	283.2	—	—
Loss on early extinguishment of debt	—	15.7	—
Deferred income taxes	(36.6)	(17.4)	42.0
Stock-based compensation	20.6	64.0	23.0
Other	24.7	17.2	3.9
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	41.5	2.4	(21.5)
Inventory	(95.2)	142.3	(3.5)
Accounts payable	(12.2)	10.4	20.8
Accrued salaries, wages and employee benefits	8.4	(10.7)	1.3
Other assets and liabilities	(45.9)	(43.6)	(2.4)

Net cash provided by operating activities	249.9	304.8	236.0

Cash flows from financing activities:
Net change in short-term debt	131.5	216.2	(6.6)
Proceeds from issuance of long-term debt	25.0	1,350.0	—
Payments on long-term debt	(25.0)	(793.2)	(86.9)
Proceeds from issuance of stock, net of transaction fees	2.1	10.7	145.3
Repurchase of common stock and shares tendered for taxes	(23.5)	(66.9)	(50.0)
Debt issuance costs	(3.0)	(36.7)	(3.8)
Other, net	(2.5)	0.5	6.4

Net cash provided by financing activities	104.6	680.6	4.4

Cash flows from investing activities:
Additions to property, plant and equipment	(102.2)	(81.2)	(68.8)
Acquisitions and earnout payments, net of cash acquired	(42.6)	(909.5)	(209.8)
Other	(30.7)	18.1	1.1

Net cash used in investing activities	(175.5)	(972.6)	(277.5)

Effect of exchange rate changes on cash and cash equivalents	(6.7)	5.1	2.6

Net increase (decrease) in cash and cash equivalents	172.3	17.9	(34.5)
Cash and cash equivalents at beginning of period	220.5	202.6	237.1

Cash and cash equivalents at end of period	$392.8	$220.5	$202.6

Supplemental cash disclosures:
Taxes paid	$54.8	$50.5	$32.9
Interest paid	182.4	152.5	116.0
Non-cash activity:
Long-term debt issued for acquisition of business	$—	$94.1	$—
Shares and other equity issued for acquisition of business	—	214.1	—

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock		Treasury Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2005	68.8	$0.7	(0.7)	$(25.5)	—	$—	$877.3	$155.3	$(4.0)	$1,003.8
Net income	—	—	—	—	—	—	—	106.0	—	106.0
Comprehensive income:
Cumulative translation adjustment	—	—	—	—	—	—	—	—	11.2	11.2
Derivative transactions, net	—	—	—	—	—	—	—	—	10.1	10.1
Minimum pension liability, net	—	—	—	—	—	—	—	—	1.5	1.5

Comprehensive income	—	—	—	—	—	—	—	—	—	128.8

Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	—	—	—	—	7.7	7.7
Proceeds from issuance of common stock	4.0	—	—	—	—	—	138.6	—	—	138.6
Restricted stock awards, stock options exercised and stock plan purchases	—	—	1.7	51.4	—	—	(44.2)	—	—	7.2
Restricted stock awards canceled and shares tendered for stock options and taxes	—	—	(0.2)	(6.3)	—	—	5.4	—	—	(0.9)
Stock-based compensation	—	—	—	—	—	—	22.2	—	—	22.2
Shares repurchased	—	—	(2.0)	(50.0)	—	—	—	—	—	(50.0)

Balance, December 31, 2006	72.8	$0.7	(1.2)	$(30.4)	—	$—	$999.3	$261.3	$26.5	$1,257.4
Net income	—	—	—	—	—	—	—	28.1	—	28.1
Comprehensive income:
Cumulative translation adjustment	—	—	—	—	—	—	—	—	26.6	26.6
Derivative transactions, net	—	—	—	—	—	—	—	—	(18.1)	(18.1)
Accrued benefit costs, net	—	—	—	—	—	—	—	—	12.5	12.5

Comprehensive income	—	—	—	—	—	—	—	—	—	49.1

Adjustment to initially apply FIN 48	—	—	—	—	—	—	—	(0.6)	—	(0.6)
Restricted stock awards, stock options exercised and stock plan purchases	—	—	1.9	59.2	—	—	(48.1)	—	—	11.1
Restricted stock awards cancelled and shares tendered for stock options and taxes	—	—	(1.2)	(44.7)	—	—	9.1	—	—	(35.6)
Stock-based compensation	—	—	—	—	—	—	61.4	—	—	61.4
Shares repurchased	—	—	(1.1)	(29.1)	—	—	—	—	—	(29.1)
Shares and warrant issued for acquisitions	5.6	0.1	—	—	—	—	214.0	—	—	214.1
Beneficial conversion feature of convertible debt	—	—	—	—	—	—	8.0	—	—	8.0
Conversion of convertible debt	—	—	—	—	—	—	2.8	—	—	2.8

Balance, December 31, 2007	78.4	$0.8	(1.6)	$(45.0)	—	$—	$1,246.5	$288.8	$47.5	$1,538.6

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

(in millions)

	Common Stock		Treasury Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2007	78.4	$0.8	(1.6)	$(45.0)	—	$—	$1,246.5	$288.8	$47.5	$1,538.6
Net loss	—	—	—	—	—	—	—	(58.9)	—	(58.9)
Comprehensive loss:
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(50.0)	(50.0)
Derivative transactions, net	—	—	—	—	—	—	—	—	9.5	9.5
Accrued benefit costs, net	—	—	—	—	—	—	—	—	(58.8)	(58.8)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(158.2)

Adjustment to initially apply the measurement date provisions of FASB Statement No. 158, net of tax	—	—	—	—	—	—	—	(0.4)	—	(0.4)
Restricted stock awards, stock options exercised and stock plan purchases	—	—	0.5	14.7	—	—	(8.8)	—	—	5.9
Restricted stock awards cancelled and shares tendered for stock options and taxes	—	—	(0.2)	(5.0)	—	—	4.6	—	—	(0.4)
Stock-based compensation	—	—	—	—	—	—	20.6	—	—	20.6
Shares repurchased	—	—	(1.5)	(23.1)	—	—	—	—	—	(23.1)
Other	—	—	—	—	—	—	1.2			1.2

Balance, December 31, 2008	78.4	$0.8	(2.8)	$(58.4)	—	$—	$1,264.1	$229.5	$(51.8)	$1,384.2

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

1. Business and Significant Accounting Policies

Business

Jarden Corporation and its subsidiaries (hereinafter referred to as the “Company” or “Jarden”) is a leading provider of a broad range of consumer products. Jarden’s three primary business segments, Outdoor Solutions, Consumer Solutions and Branded Consumables, manufacture or source, market and distribute a number of well recognized brands, including: Outdoor Solutions: Abu Garcia®, Adio®, Berkley®, Campingaz®, Coleman®, Fenwick®, Gulp!®, JT®, K2®, Marker®, Marmot®, Mitchell®, Penn®, Planet Earth®, Rawlings®, Shakespeare®, Sevylor®, Stearns®, Stren®, Trilene®, Ugly Stik® and Völkl® ; Consumer Solutions: Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam® and VillaWare®; and Branded Consumables: Ball®, Bee®, Bicycle®, Crawford®, Diamond®, Dicon®, First Alert®, Forster®, Hoyle®, Java-Log®, Kerr®, Lehigh®, Leslie-Locke®, Loew-Cornell® and Pine Mountain®. In addition to the three primary business segments described above, the Company’s Process Solutions segment manufactures, markets and distributes a wide variety of plastic and zinc base products.

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

All significant intercompany transactions and balances have been eliminated upon consolidation. Unless otherwise indicated, references in the Consolidated Financial Statements to 2008, 2007 and 2006 are to Jarden’s calendar years ended December 31, 2008, 2007 and 2006, respectively.

Certain reclassifications have been made in the Company’s financial statements of prior years to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

Foreign Operations

The functional currency for most of the consolidated foreign operations is the local currency. Assets and liabilities are translated at the year-end exchange rates; income and expenses are translated at average exchange rates during the year. Net unrealized exchange adjustments arising on the translation of foreign currency financial statements are reported as cumulative translation adjustments within accumulated other comprehensive income. Foreign currency transaction gains and losses are included in the results of operation and are generally classified in selling, general and administrative expenses. For 2008, $14.3 of foreign currency transaction losses were recorded. Prior period amounts were not material.

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

Concentrations of Credit Risk

Substantially all of the Company’s trade receivables are due from retailers and distributors located throughout Asia, Canada, Europe, Latin America and the United States. Approximately 19%, 20% and 21% of the Company’s consolidated net sales in 2008, 2007 and 2006, respectively, were to a single customer who purchased product from the Company’s three primary business segments: Outdoor Solutions, Consumer Solutions and Branded Consumables.

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

Land is not depreciated.

Goodwill and Intangible Assets

Goodwill and certain intangibles (primarily trademarks and tradenames) are not amortized; however, they are subject to evaluation for impairment using a fair value based test. This evaluation is performed annually, during the fourth quarter or more frequently if facts and circumstances warrant. The fair value based test for goodwill is a two-step test. The first step involves comparing the fair value of each of its reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, the Company is required to proceed to the second step. In the second step, the fair value of the reporting unit would be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss would be recognized if, and to the extent that, the carrying value of goodwill exceeded the implied value. During 2008, the Company recorded an impairment charge of $283 for goodwill and intangibles (see Note 6). For 2007 and 2006, the Company did not experience any impairments.

Amortization

Deferred debt issue costs are amortized over the term of the related debt. Identifiable intangible assets are recognized apart from goodwill and are amortized over their estimated, useful lives, except for identifiable intangible assets with indefinite lives, which are not amortized.

Revenue Recognition

The Company recognizes revenues at the time of product shipment or delivery, depending upon when title and risk of loss passes, to unaffiliated customers, and when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable, and collection is reasonably assured. Revenue is recognized as the net amount estimated to be received after deducting estimated amounts for product returns, discounts and allowances. The Company estimates future product returns based upon historical return rates and its reasonable judgment.

Cost of Sales

The Company’s cost of sales includes the costs of raw materials and finished goods purchases, manufacturing costs and warehouse and distribution costs.

Advertising Costs

Advertising costs consist primarily of ad demo, cooperative advertising, media placement and promotions, and are expensed as incurred. The amounts charged to advertising and included in selling, general and administrative (“SG&A”) expenses in the Consolidated Statements of Income for 2008, 2007 and 2006 were $124.5, $104.3 and $68.4, respectively.

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

Income Taxes

Deferred taxes are provided for differences between the financial statement and tax basis of assets and liabilities using enacted tax rates. The Company established a valuation allowance against a portion of the net tax benefit associated with all carryforwards and temporary differences in a prior year, as it was more likely than not that these would not be fully utilized in the available carryforward period. A portion of this valuation allowance remained as of December 31, 2008 and 2007 (see Note 12).

Components of “Accumulated other comprehensive income” are presented net of tax at the applicable statutory rates and are primarily generated domestically.

Disclosures about Fair Value of Financial Instruments and Credit Risk

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair market values due to the short-term maturities of these instruments. The fair market value of the Company’s 7 1/2% Senior Subordinated Notes was determined based on quoted market prices (see Note 9). The fair market value of the Company’s other long-term debt was estimated using interest rates currently available to the Company for debt with similar terms and maturities (see Note 9).

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

The Company is exposed to credit loss in the event of non-performance by the counterparties to its derivative financial instruments, all of which are highly rated institutions; however, the Company does not anticipate non-performance by such counterparties.

Derivative Financial Instruments

The Company enters into interest rate swaps to manage interest rate risk on its variable rate debt. The Company designates the interest rate swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. Interest expense is adjusted to include the payments to be made or received under the swap agreements.

The Company uses forward foreign currency contracts (“foreign currency contracts”) to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives are deferred as a component of accumulated other comprehensive income and are recognized in earnings at the same time that the hedged item affects earnings and are included in the same caption in the statement of income as the underlying hedged item.

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

Fair Value Measurements

SFAS 157 (defined hereafter in Note 2) defines three levels of inputs that may be used to measure fair value and requires that the assets or liabilities carried at fair value be disclosed by the input level under which they were valued. The input levels defined under SFAS 157 are as follows:

Level 1: Quoted market prices in active markets for identical assets and liabilities.

Level 2: Observable inputs other than defined in Level 1, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are not corroborated by observable market data.

The following table summarizes assets and liabilities that are measured at fair value on a recurring basis at December 31, 2008 (in millions):

	December 31, 2008 Fair Value Asset (Liability)
	Level 1	Level 2	Total
Derivatives:
Assets	$—	$7.8	$7.8
Liabilities	—	(33.8)	(33.8)
Available for sale securities	14.8	—	14.8

Derivative assets and liabilities relate to interest rate swaps, foreign currency contracts and commodity contracts. Fair values are determined by the Company using market prices obtained from independent brokers or determined using valuation models that use as their basis readily observable market data that is actively quoted and can be validated through external sources, including independent pricing services, brokers and market transactions. Available for sale securities are valued based on quoted market prices in actively traded markets.

Stock-Based Compensation

The Company estimates the fair value of share-based awards on the date of grant, which is generally the date the award is approved by the Board of Directors, The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of the market-based restricted stock awards is determined using a Monte Carlo simulation embedded in a lattice model, and for all other restricted stock awards based on the closing price of the Company’s common stock on the date of grant. The determination of the fair value of the Company’s stock option awards and restricted stock awards is based on a variety of factors including, but not limited to, the Company’s common stock price, expected stock price volatility over the expected life of awards, and actual and projected exercise behavior (see Note 13). Additionally the Company has estimated forfeitures for share-based awards at the dates of grant based on historical experience. The forfeiture estimate is revised as necessary if actual forfeitures differ from these estimates.

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

Pension and Postretirement Plans

The Company records annual amounts relating to its pension and postretirement plans based on calculations which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and healthcare cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications is generally recorded or amortized over future service periods. The assumptions utilized in recording its obligations under its plans are based on its experience, market conditions and input from its actuaries and investment advisors.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires that a Company with derivative instruments disclose information to enable users of the financial statements to understand: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. As such, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 shall be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application of SFAS 161 is encouraged. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, the adoption of SFAS 161 will not affect the consolidated financial position, results of operations or cash flows of the Company.

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 significantly changes the financial accounting and reporting for noncontrolling (or minority) interests in consolidated financial statements. The provisions of SFAS 160 in part; establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary; clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements; establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation; requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated; and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently assessing the impact of SFAS 160 on its consolidated financial position and results of operations.

On December 4, 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) significantly changes the financial accounting and reporting for business combinations. The provisions of SFAS 141(R) in part include requirements to recognize, with certain exceptions, 100 percent of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity; measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; expense, as incurred, acquisition-related transaction costs; capitalize acquisition-related restructuring costs only if the appropriate accounting criteria are met as of the acquisition date; and recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. SFAS 141(R) will also require any adjustments related to pre-existing tax contingencies for prior acquisitions to be recorded in the income statement. SFAS 141(R) is generally effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will implement the provisions of SFAS 141(R) for business combinations consummated subsequent to December 31, 2008.

2. Adoption of New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 155” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also established presentation and disclosure requirements designed to facilitate comparisons that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS 159 effective January 1, 2008 and did not elect the fair value option established by SFAS 159. As such, the adoption had no impact on the consolidated financial position, results of operations or cash flows of the Company.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Among other items, SFAS 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. The measurement date provisions of SFAS 158 require the measurement of defined benefit plan assets and obligations as of the date of the Company’s fiscal year-end statement of financial position. The Company adopted the measurement date provisions of SFAS 158 for the year ending December 31, 2008 using the second transition approach as defined by SFAS 158. This transition approach allowed the Company to estimate the effects of the change by using the measurements determined at September 30, 2007 and that were used for the year ended December 31, 2007. The adoption of the measurement date provisions of SFAS 158 did not have a material affect on the consolidated financial position, results of operations or cash flows of the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Effective January 1, 2008, the Company adopted the provisions of SFAS 157 related to financial assets and liabilities, as well as other assets and liabilities carried at fair value on a recurring basis. These provisions, which have been applied prospectively, did not have a material impact on the Company’s consolidated financial statements (see Note 1 for disclosures related to the adoption of SFAS 157). Certain other provisions of SFAS 157 related to other nonfinancial assets and liabilities will be effective for the Company on January 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact the provisions of SFAS 157 related to other nonfinancial assets and liabilities will have on the consolidated financial position, results of operations or cash flows of the Company.

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

3. Acquisitions

2007 Activity

The Company did not complete any acquisitions during 2008. On April 6, 2007, the Company acquired Pure Fishing, a leading global provider of fishing equipment marketed under well-known fishing brands including Abu-Garcia®, Berkley®, Fenwick®, Gulp!®, Mitchell ®, Stren® and Trilene®. The consideration consisted of $300 in cash, a $100 five year subordinated note (the “Note”) with a 2% coupon and a warrant exercisable into approximately 2.2 million shares of Jarden common stock with an initial exercise price of $45.32 per share (subject to adjustment as provided therein). The purchase price includes the fair value of the Note at the date of acquisition of approximately $94. In addition to the upfront purchase price, a contingent purchase price payment of up to $50 based on the future financial performance of the acquired business may be paid and during 2008, $25 of this amount was paid. The Pure Fishing acquisition is consistent with the Company’s strategy of purchasing leading, niche consumer-oriented brands with attractive cash flows and strong management.

On August 8, 2007, the Company acquired all the outstanding shares of K2, a leading provider of branded consumer products in the global sports equipment market in exchange for consideration $10.85 in cash per share of K2 common stock and 0.1118 of a share of Jarden common stock for each share of K2 common stock issued and outstanding. The total value of the transaction, including debt assumed, was approximately $1.2 billion. The aggregate consideration to the K2 shareholders was approximately $701 and was comprised of a cash payment of approximately $517 and the issuance of approximately 5.3 million common shares of the Company with a fair value of approximately $184. The cash and Jarden common stock issued in the transaction had a combined value of $14.72 per K2 share, which was calculated using the average of the closing stock price of a share of Jarden common stock on the New York Stock Exchange (“NYSE”) during the five-day trading period ending two trading days after the date that the number of shares of Jarden common stock to be received by K2 stockholders was finalized, which was August 6, 2007. The total purchase price of $779, which is net of cash acquired, also includes: the purchase of K2 share-based awards for $22.7, the Company’s investment in K2 prior to the acquisition of $31.1, debt make-whole premiums of $15.4 and other fees and consideration totaling $22.1. In connection with the Acquisition the Company repaid certain of K2’s debt, including accrued interest and the aforementioned make-whole premiums for approximately $341. The Acquisition was recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed based on their estimated fair values at the date of Acquisition. The excess of the cost of the Acquisition over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. The valuation of assets and liabilities has been determined and finalized during 2008 and the purchase price has been allocated as follows (in millions):

Accounts receivable	$316.8
Inventories	507.1
Current deferred tax asset	17.4
Other current assets	31.4
Property, plant and equipment	156.8
Intangible assets	171.9
Goodwill	262.3
Other assets	11.8
Non-current deferred tax asset	6.6
Other current liabilities	(271.0)
Long-term debt	(401.8)
Other liabilities	(30.6)

Total purchase price, net of cash acquired	$778.7

2006 Activity

During 2006, the Company completed four tuck-in acquisitions, three in the Branded Consumables segment and one in the Consumer Solutions segment.

Pro forma financial information

The aggregate value of the Pure Fishing and tuck-in acquisitions did not have a material effect on the Company’s results of operations in 2007 and are therefore not included in the unaudited pro forma financial information presented herein.

The following unaudited pro forma financial information for 2007 presents the combined results of operations of the Company and K2 as if the Acquisition had occurred at January 1, 2007. The historical results of the Company for 2007 include the results of K2 from the Acquisition Date. The pro forma results presented below for 2007 combine the results of the Company for 2007 and the historical results of K2 from January 1, 2007 through the Acquisition Date. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the Acquisition been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at a statutory tax rate of 39.5%.

Year Ended December 31, 2007
(in millions)
Net sales	$5,468.7
Net income	5.1
Earnings per share:
Basic	$0.07
Diluted	$0.07

The unaudited pro forma financial information for 2007 includes $5.7 for the amortization of purchased intangibles from the Acquisition based on the preliminary purchase price allocation. The unaudited pro forma financial information for 2007 also includes $99.3 of non-recurring charges related to the Acquisition for the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory and other transaction costs.

4. Inventories

Inventories are stated at the lower-of-cost-or-market with cost being determined principally by the first-in, first-out method (“FIFO”), and are comprised of the following at December 31, 2008 and 2007 (in millions):

	2008	2007
Raw materials and supplies	$214.8	$203.5
Work-in-process	54.5	61.5
Finished goods	911.1	861.2

Total inventories	$1,180.4	$1,126.2

5. Property, Plant and Equipment

Property, plant and equipment, net, consists of the following at December 31, 2008 and 2007 (in millions):

	2008	2007
Land	$36.6	$32.0
Buildings	208.7	168.2
Machinery and equipment	697.8	642.7

	943.1	842.9
Less: Accumulated depreciation	(436.2)	(332.0)

Total property, plant and equipment, net	$506.9	$510.9

Depreciation of property, plant and equipment for 2008, 2007 and 2006 was $104.3, $85.0 and $62.9, respectively.

6. Goodwill and Intangibles

Goodwill activity for 2008 and 2007 is as follows (in millions):

	Net Book Value at December 31, 2007	Acquisitions	Purchase Accounting Adjustments(1)	Impairment Charge	Foreign Exchange and Other Adjustments	Net Book Value At December 31, 2008
Goodwill
Outdoor Solutions	$630.3	$—	$16.5	$(18.5)	$(2.7)	$625.6
Consumer Solutions	484.2	—	—	—	(3.1)	481.1
Branded Consumables	496.3	—	—	(153.8)	5.3	347.8
Process Solutions	—	0.6	21.1	—	(0.1)	21.6

	$1,610.8	$0.6	$37.6	$(172.3)	$(0.6)	$1,476.1

	Net Book Value at December 31, 2006	Acquisitions	Foreign Exchange and Other Adjustments(2)	Net Book Value At December 31, 2007
Goodwill
Outdoor Solutions	$236.2	$417.2	$(23.1)	$630.3
Consumer Solutions	489.7	—	(5.5)	484.2
Branded Consumables	497.8	—	(1.5)	496.3

	$1,223.7	$417.2	$(30.1)	$1,610.8

(1)	Comprised primarily of purchase accounting adjustments based upon the final determination of the K2 purchase price allocation (see Note 3).
(2)	The goodwill adjustment in 2007 in the Consumer Solutions and Outdoor Solutions segments primarily relate to the recognition of pre-acquisition tax contingencies upon the adoption of FIN 48. The adjustment to goodwill in Branded Consumables relates to the recognition of pre-acquisition tax contingencies upon the adoption FIN 48, impairment charges ($2.9), and the finalization of purchase price allocation, offset by payments for contingent consideration.

In the fourth quarter of 2008, the Company’s annual impairment test resulted in a non-cash charge of $172 to reflect impairment of goodwill in the Company’s Branded Consumables and Outdoor Solutions segments. In the Branded Consumables segment the impairment charge was recorded within the Firelog, Lehigh and United States Playing Cards reporting units. In the Outdoor Solutions segment the impairment charge was recorded within the Apparel and Footwear reporting unit. The impairment for these reporting units was due to a decrease in the fair value of forecasted cash flows, reflecting the continued deterioration of macroeconomic conditions, which accelerated and became apparent during the fourth quarter of 2008 (hereafter referred to as “continued deterioration of macroeconomic conditions”).

Intangibles activity for 2008 and 2007 is as follows (in millions):

	Gross Carrying Amount at December 31, 2007	Additions	Purchase Accounting Adjustments(1)	Impairment Charge	Accumulated Amortization and Foreign Exchange	Net Book Value at December 31, 2008	Amortization Periods (years)
Intangibles
Patents	$0.1	$5.5	$—	$—	$(0.5)	$5.1	12-30
Non-compete agreements	1.7	—	—	—	(1.4)	0.3	3-5
Manufacturing process and expertise	32.0	0.1	(1.2)	—	(15.7)	15.2	3-7
Brand names	4.3	—	(2.4)	—	(0.4)	1.5	4-10
Customer relationships and distributor channels	146.2	—	(2.3)	—	(16.4)	127.5	10-25
Trademarks and tradenames	960.4	—	(62.3)	(110.9)	(0.2)	787.0	indefinite

	$1,144.7	$5.6	$(68.2)	$(110.9)	$(34.6)	$936.6

(1)	Comprised primarily of purchase accounting adjustments based upon the final determination of the K2 purchase price allocation (see Note 5).

	Gross Carrying Amount at December 31, 2006	Additions	Accumulated Amortization and Foreign Exchange	Net Book Value at December 31, 2007	Amortization Periods (years)
Intangibles
Patents	$0.1	$—	$—	$0.1	30
Non-compete agreements	1.7	—	(1.4)	0.3	3-5
Manufacturing process and expertise	6.5	25.5	(8.3)	23.7	3-7
Brand names	1.9	2.4	(0.5)	3.8	4-10
Customer relationships and distributor channels	115.6	30.6	(8.9)	137.3	10-25
Trademarks and tradenames	585.8	374.6	1.0	961.4	indefinite

	$711.6	$433.1	$(18.1)	$1,126.6

In the fourth quarter of 2008, the Company’s annual impairment test resulted in a non-cash charge of $111 to reflect impairment of intangible assets related to certain of the Company’s tradenames. The impairment charge was allocated to the Company’s reporting segments as follows (in millions):

Year Ended December 31, 2008
Impairment of intangibles
Outdoor Solutions	$11.7
Consumer Solutions	76.3
Branded Consumables	22.9

$110.9

In the Outdoor Solutions segment the impairment charge recorded relates primarily to certain tradenames within this segment’s snow sports and paintball businesses. The impairment within the Outdoor Solutions segment was due to an overall decline in the paintball market, as well as a decrease in the fair value of forecasted cash flows, resulting from the impact that the continued deterioration of macroeconomic conditions has on such cash flows. In the Consumer Solutions segment the impairment charge recorded relates to certain tradenames within this segment’s small kitchen and household appliance businesses. The impairment within the Consumer Solutions segment is primarily due to: the Company’s decision to strategically realign certain brand names; increased competition in certain markets; and the impact of the continued deterioration of macroeconomic conditions. In the Branded Consumables segment the impairment charge recorded relates to certain tradenames associated with this segment’s Firelog, Lehigh and United States Playing Cards businesses. The impairment within the Branded Consumables segment was due to a decrease in the fair value of forecasted cash flows, resulting from the impact that the continued deterioration of macroeconomic conditions has on such cash flows.

The estimated future amortization expense related to amortizable intangible assets at December 31, 2008 is as follows (in millions):

Years Ending December 31,	Amount
2009	$15.4
2010	13.6
2011	11.0
2012	9.3
2013	8.5
2014 and thereafter	91.8

Amortization of intangibles for 2008, 2007 and 2006 was $16.0, $11.4 and $3.5, respectively. At December 31, 2008, approximately $1.5 billion of the goodwill and other intangible assets recorded by the Company is not deductible for income tax purposes.

7. Other Current Liabilities

Other current liabilities are comprised of the following at December 31, 2008 and 2007 (in millions):

	2008	2007
Cooperative advertising, customer rebates and allowances	$71.4	$79.2
Warranty and product liability reserves	95.8	98.1
Accrued environmental and other litigation	15.7	10.2
Deferred consideration for acquisitions	10.9	26.0
Other	142.4	174.3

Total other current liabilities	$336.2	$387.8

8. Warranty Reserve

Warranty reserve activity for 2008 and 2007 is as follows (in millions):

	2008	2007
Warranty reserve at January 1,	$88.8	$78.1
Acquisitions and other adjustments	(2.4)	13.0
Provision for warranties issued	123.5	132.2
Warranty claims paid	(131.7)	(134.5)

Warranty reserve at December 31,	$78.2	$88.8

Allocation in the consolidated balance sheets:
Other current liabilities	$68.1	$78.2
Other non-current liabilities	10.1	10.6

	$78.2	$88.8

9. Debt

Debt is comprised of the following at December 31, 2008 and 2007 (in millions):

	2008	2007
Senior Credit Facility Term Loans	$1,671.9	$1,664.0
7 1/2% Senior Subordinated Notes due 2017	650.0	650.0
Securitization Facility due 2009	250.0	250.0
Revolving Credit Facility	130.2	—
2% Subordinated Note due 2012	96.1	94.9
5% Convertible Debentures due 2010	3.0	12.4
Non-U.S. borrowings	59.0	68.0
Other	8.1	8.0

Total debt	2,868.3	2,747.3

Less: current portion	(431.4)	(297.8)

Total long-term debt	$2,436.9	$2,449.5

In connection with the Acquisition, the Company incurred approximately $891 of additional debt from its senior credit facility (the “Facility”) and its securitization facility (the “Securitization Facility”), increased its revolving loan commitment by $25 to a total of $225 and amended the Securitization Facility to include additional domestic entities. The additional debt is primarily comprised of the following: an incremental term loan (Term Loan B3) of $700 with payments due through 2012 and bears interest at LIBOR plus 250 basis points; and $185 under the Securitization Facility.

During February 2007, the Company completed a registered public offering for $650 aggregate principal amount of 7 1/2% Senior Subordinated Notes due 2017 (the “Senior Notes”) and received approximately $637 of net proceeds. Of these proceeds, approximately $195 was used to purchase the entire principal amount outstanding of the Company’s 9 3/4% Senior Subordinated Notes due 2012 (the “Senior Subordinated Notes”) plus the tender premium and accrued interest. As a result of the purchase of Senior Subordinated Notes, during 2007 the Company recorded a $15.3 loss on the extinguishment of the Senior Subordinated Notes. This loss is primarily comprised of a $10.1 tender premium; a loss of $4.5 related to the termination of $105 notional amount of interest rate swaps that were designated as fair value hedges against the Senior Subordinated Notes; the write off of $3.7 of deferred debt issuance costs; and the recognition of $3.7 of deferred gains that resulted from previously terminated interest rate swaps. At December 31, 2008 the fair value of the Senior Notes was approximately $429.

The Note issued in connection with the Pure Fishing acquisition (see Note 3) bears annual interest at 2.0% and is payable monthly. The fair value of the Note at December 31, 2008 is approximately $70. The Note is not prepayable at the Company’s option. The holder of the Note has the option to require redemption of the Note if after one year from issuance the closing price of Jarden’s common stock exceeds $45.32 per share for a period of three consecutive trading days.

In connection with the Acquisition, the Company assumed K2’s 5% Convertible Debentures due June 2010 (the “Debentures”). The Debentures can be called by the Company at a stipulated premium that began in June 2008. Upon conversion, the holders of the Debentures are entitled to receive the same merger consideration as received by the K2 shareholders as a result of the Acquisition (see Note 3).

Senior Credit Facility

At December 31, 2008, the Facility consists of Term Loans, with payments due through 2012 and bear interest based on three-month LIBOR plus an applicable margin; and a revolving credit facility which matures in

2010 and bears interest at LIBOR or Prime Rate, plus an applicable margin. At December 31, 2008, the annual commitment fee on unused balances was 0.375%. The weighted average interest rate on the Facility was 3.5% at December 31, 2008.

Subsequent to December 31, 2008, the Company entered into an amendment to the Facility whereby a successor administrative agent was appointed and a certain revolving lender’s commitment in the revolving credit facility was released and availability under the Facility was reduced accordingly. Additionally, the Company voluntarily decreased the commitments under the revolving credit facility by $20 bringing the total amount available to $185. This reduction was applied on a pro rata basis among the existing revolving lenders.

Securitization Facility

The Company has maintained a $250 receivables purchase agreement since 2006, which is subject to annual renewal by both parties, bears interest at a margin over the commercial paper rate and is accounted for as a borrowing. Under the Securitization Facility, substantially all of the Company’s Outdoor Solutions, Consumer Solutions and Branded Consumables domestic accounts receivable are sold to a special purpose entity, Jarden Receivables, LLC (“JRLLC”), which is a wholly-owned consolidated subsidiary of the Company. JRLLC funds these purchases with borrowings under a loan agreement, secured by the accounts receivable. There is no recourse to the Company for the unpaid portion of any loans under this loan agreement. The Securitization Facility is drawn upon and repaid as needed to fund general corporate purposes. At December 31, 2008, the Company’s Securitization Facility was fully utilized with outstanding borrowings totaling $250. In July 2008, the Company entered into an amendment to the Securitization Facility that extended it for another year until July 2009. Following the renewal, the borrowing rate margin is 150 basis points and the unused line fee is 0.50% per annum. The Securitization Facility is reflected as a short-term borrowing on the Company’s balance sheet because of its annual term.

Non-U.S. Borrowings

As of December 31, 2008 and 2007, non-U.S. borrowings consisted of the Foreign Senior Debt of $26.9 and $33.9, respectively; and amounts borrowed under various foreign credit lines and facilities totaling $32.1 and $34.1, respectively. Certain of these foreign credit lines are secured by certain non-U.S. subsidiaries’ inventory and/or accounts receivable.

Debt Covenants

The Facility and the Foreign Senior Debt contain certain restrictions on the conduct of the Company’s business, including, among other restrictions: incurring debt; disposing of certain assets; making investments; exceeding certain agreed upon capital expenditures; creating or suffering liens; completing certain mergers; consolidations and sales of assets and with permitted exceptions; acquisitions; declaring dividends; redeeming or prepaying other debt; and certain transactions with affiliates. The Facility and the Foreign Senior Debt also include financial covenants that require the Company to maintain certain leverage and interest coverage ratios.

The Facility and the Foreign Senior Debt also contain a covenant that restricts the Company and its subsidiaries from making certain “restricted payments” (any dividend or other distribution, whether in cash, securities or other property, with respect to any stock or stock equivalents of the Company or any subsidiary), except that:

•	the Company may declare and make dividend payments or other distributions payable in common stock;

•	the Company may repurchase shares of its own stock (provided certain financial and other conditions are met); and

•	the Company may make restricted payments during any fiscal year not otherwise permitted, provided that certain applicable thresholds are met.

Each of the Facility, the Foreign Senior Debt and the Indenture contain cross-default provisions pursuant to which a default in respect to certain of the Company’s other indebtedness could trigger a default by the Company under the Facility, the Foreign Senior Debt and the Indenture. If the Company defaults under the covenants (including the cross-default provisions), the Company’s lenders could foreclose on their security interest in the Company’s assets, which may have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows.

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

The Company’s debt maturities for the five years following December 31, 2008 and thereafter are as follows (in millions):

Years Ending December 31,	Amount
2009	$431.4
2010	19.8
2011	1,248.8
2012	513.4
2013	0.8
Thereafter	658.0

Total principal payments	2,872.2
Net discount and other	(3.9)

Total	$2,868.3

Unless otherwise stated, at December 31, 2008 and 2007, the carrying value of debt approximates its fair value.

At December 31, 2008 and 2007, unamortized deferred debt issue costs were $27.4 and $32.8, respectively. These costs are included in “Other assets” on the Consolidated Balance Sheets and are being amortized over the respective terms of the underlying debt.

10. Derivative Financial Instruments and Fair Value Measurements

The fair value and notional amounts of derivative financial instruments at December 31, 2008 and 2007, are presented below (in millions):

December 31, 2008	Notional Amount	Net Fair Value Asset (Liability)	Weighed Average Maturity (years)
Cash flow hedges:
Interest rate swaps	$1,125.0	$(29.2)	0.9
Foreign currency contracts	274.4	11.4	0.6
Fair value hedges:
Cross-currency swaps	27.6	0.8	3.1
Derivatives not designated as effective hedges:
Interest rate swaps	40.0	(2.1)	1.5
Foreign currency contracts	151.0	(0.6)	0.5
Commodity contracts	18.4	(6.3)	0.5

December 31, 2007	Notional Amount	Net Fair Value Asset (Liability)	Weighed Average Maturity (years)
Cash flow hedges:
Interest rate swaps	$925.0	$(16.0)	1.6
Forward foreign exchange rate contracts	265.0	(4.9)	0.6
Fair value hedges:
Cross-currency swaps	27.9	(6.0)	4.1
Derivatives not designated as effective hedges:
Interest rate swaps	100.0	(0.5)	1.2
Forward foreign exchange rate contracts	21.6	(0.7)	0.3

The Company actively manages its fixed and floating rate debt mix using interest rate swaps. The Company will enter into fixed and floating rate swaps to alter its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce the Company’s risk of increasing interest costs. Although there were no floating rate swaps outstanding at December 31, 2008 and 2007, the Company may use floating rate swaps, depending on market conditions, to convert the fixed rates of long-term debt into short-term variable rates. Interest rate swap contracts are therefore used by the Company to separate interest rate risk management from the debt funding decision.

At December 31, 2008, the interest rate on approximately 67% of the Company’s debt was fixed by either the nature of the obligation or through interest rate swap contracts.

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

Fair Value Hedges

The Company uses cross-currency swaps to hedge foreign risk to hedge certain U.S. dollar-based debt of foreign subsidiaries. This swap exchanges the variable interest rate bases of the U.S. dollar balance (3-month U.S. LIBOR plus a spread of 175 basis points) and the equivalent Canadian dollar balance (3-month CAD BA plus a spread of 192 basis points). This swap is designated as fair value hedge on a U.S dollar based term loan of a Canadian subsidiary. Fair market value gains or losses on this cross-currency swap are included in long-term assets or liabilities in the Consolidated Balance Sheet with a corresponding offset to long-term debt.

Cash Flow Hedges

At December 31, 2008, the Company had approximately $1.1 billion of notional amount outstanding in swap agreements that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. At December 31, 2008, the weighted average fixed rate of interest on these swaps was 4.8%. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income. There was no ineffectiveness recognized at December 31, 2008 or 2007.

At December 31, 2008, the Company had outstanding a $40 notional amount swap agreement that exchanges a variable interest rate (LIBOR) for fixed rate of interest over the term of the agreement that is not designated as an effective hedge for accounting purposes and the fair market value gains or losses are included in the results of operations. This swap matures June 30, 2010 and has a fixed rate of interest of 4.79%.

At December 31, 2008, unamortized deferred gains resulting from the termination of certain cash flow hedges was approximately $6.6. These deferred gains are being amortized over the remaining life of the terminated swaps as a credit to interest expense. Approximately $4.7 of these deferred gains are expected to be amortized to interest expense for the year ending December 31, 2009.

The interest rate differential received or paid on both the cash flow and fair value hedges is recognized as an adjustment to interest expense.

Foreign Currency Contracts

The Company uses forward foreign currency contracts (“foreign currency contracts”) to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statement of operations as the underlying hedged item. For 2008, 2007 and 2006, deferred net (losses) / gains of ($7.1), ($3.6) and ($1.1), respectively, were reclassified from accumulated other comprehensive income and recognized in earnings. As of December 31, 2008, the deferred net gains of $21.0 within accumulated other comprehensive income are primarily expected to be reclassified to earnings for the year ending December 31, 2009.

At December 31, 2008, the Company had outstanding approximately $151 notional amount of foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through 2010. Fair market value gains or losses are included in the results of operations.

During September 2008, the Company terminated $54 million notional amount of forward foreign currency contracts as the counterparty defaulted on these contracts upon filing for bankruptcy protection. These contracts had previously been designated as cash flow hedges of forecasted inventory purchases and sales. Gains or losses on these contracts were deferred as a component of accumulated other comprehensive income. At termination the fair market value of these contracts was a net asset of $2.7. The Company had provided a reserve for the entire net asset amount of these contracts, which resulted in the elimination of the amount of previously deferred net gains included in accumulated other comprehensive income. As part of the settlement with this counterparty subsequent to December 31, 2008, the entire net asset amount of these contracts was written off against the reserve in January 2009.

Commodity Contracts

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

11. Commitments and Contingencies

Operating Leases

The Company conducts its operations in various leased facilities under leases that are classified as operating leases for financial statement purposes. Certain leases provide for payment of real estate taxes, common area maintenance, insurance and certain other expenses. Lease terms may have escalating rent provisions and rent holidays which are expensed on a straight line basis over the term of the lease, and expire at various dates through 2020. Also, certain equipment used in Company operations is leased under operating leases. Operating lease commitments at December 31, 2008 are as follows (in millions):

Years Ending December 31,	Amount
2009	$54.4
2010	47.7
2011	41.2
2012	35.9
2013	29.0
2014 and thereafter	120.9

Total	$329.1

The fixed operating lease commitments detailed above assume that the Company continues the leases through their initial lease terms. Rent expense, including equipment rentals, was $82.9, $72.0 and $53.2 for 2008, 2007 and 2006, respectively.

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

Due to the uncertainty described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of December 31, 2008.

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

Securities and Related Litigation

On November 20, 2008, the parties reached an agreement to settle the previously reported class action lawsuits that were filed in January and February 2006 in the United States District Court for the Southern District of New York against the Company and certain Company officers alleging violations of the federal securities laws.

The actions were filed on behalf of purchasers of the Company’s common stock between June 29, 2005 (the date the Company announced the signing of the agreement to acquire The Holmes Group) and January 11, 2006. Joint lead plaintiffs were appointed on June 9, 2006, and filed an amended consolidated complaint on August 25, 2006 naming the Company, the Company’s Consumer Solutions segment and certain officers of the Company as defendants (collectively “Defendants”). The amended consolidated complaint alleged, among other things, that the plaintiffs were injured by reason of certain allegedly false and misleading statements made by the Company relating to the expected benefits of the THG Acquisition.

Pursuant to the settlement reached on November 20, 2008, which is subject to court approval, the Company’s insurance carriers will pay $8.0 into a settlement fund and the Defendants will obtain full releases from all claims in connection with the litigation. The plaintiffs’ counsel will seek a portion of the settlement fund to cover attorneys’ fees and expenses. On January 28, 2009, the Court preliminarily approved the settlement and scheduled a final settlement hearing for May 18, 2009. Any further litigation in the securities class action has been stayed pending final court approval of the settlement.

While the Company denies all of the allegations in the lawsuit and believes that its disclosures were appropriate, the Company and its insurance carriers agreed to settle the class action in order to avoid costly and time-consuming litigation. There will be no earnings or cash effect of this settlement on the Company as the entire amount of the settlement will be paid by the Company’s liability insurers. Accordingly, the Company believes that the ultimate conclusion of any remaining issues in this case will not be material to the Company. The related shareholder derivative suit, which was filed in February 2006, was previously dismissed.

12. Taxes on Income

The components of the provision for income taxes attributable to continuing operations were as follows (in millions):

	Years Ended December 31,
	2008	2007	2006
Current income tax expense:
U.S. federal	$0.5	$5.6	$3.4
Foreign	62.1	49.2	34.0
State and local	0.2	1.1	2.6

Total	62.8	55.9	40.0

Deferred income tax expense (benefit):
U.S. federal	(19.9)	(11.2)	37.2
State, local and other, net of federal tax benefit	(3.9)	(2.9)	5.0
Foreign	(12.7)	(3.3)	(0.2)

Total	(36.5)	(17.4)	42.0

Total income tax provision	$26.3	$38.5	$82.0

The difference between the federal statutory income tax rate and the Company’s reported income tax rate as a percentage of income (loss) from operations is reconciled as follows:

	Years Ended December 31,
	2008	2007	2006
Federal statutory tax rate	(35.0)%	35.0%	35.0%
Increase (decrease) in rates resulting from:
State and local taxes, net	(24.3)	(4.6)	1.7
Foreign rate differences	(30.1)	(6.8)	(1.4)
Internal restructuring of domestic legal entities	—	—	7.2
Non-deductible compensation	12.3	6.6	1.0
Foreign earnings not permanently reinvested	43.2	18.0	—
IRS audit settlements	—	7.0	—
Goodwill impairment	102.7	—	—
Valuation allowance	7.7	—	—
Other	4.2	2.5	0.1

Reported income tax rate	80.7%	57.7%	43.6%

Foreign pre-tax income was approximately $165, $144, and $109 for 2008, 2007, and 2006, respectively.

Deferred tax (liabilities) assets are comprised of the following (in millions):

	As of December 31,
	2008	2007
Intangibles	$(296.8)	$(374.6)
Goodwill	(68.5)	(78.2)
Financial reporting amount of a subsidiary in excess of tax basis	(72.5)	(72.5)
Foreign earnings not permanently reinvested	(16.8)	(9.6)
Other	(29.8)	(18.0)

Gross deferred tax liabilities	(484.4)	(552.9)

Net operating loss	150.0	138.9
Accounts receivable allowances	14.4	16.7
Inventory valuation	44.2	36.0
Pension and postretirement	51.4	24.3
Stock-based compensation	14.7	14.5
Other compensation and benefits	14.8	13.2
Operating reserves	75.9	95.1
Property and equipment	—	11.1
Other	61.5	44.1

Gross deferred tax assets	426.9	393.9

Valuation allowance	(28.0)	(35.7)

Net deferred tax liability	$(85.5)	(194.7)

The Company continually reviews the adequacy of the valuation allowance. A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that a deferred tax asset will not be realized. This assessment is based on an evaluation of the level of historical taxable income and projections for future taxable income. During 2008, the Company’s valuation allowance was increased by $2.5 due to the inability to benefit from certain foreign losses which were booked as additional tax expense. In addition, certain valuation allowances decreased by $10.2, principally from certain foreign losses and other deferred tax assets that were considered no longer available.

At December 31, 2008, the Company had net operating losses (“NOLs”) of approximately $1.2 billion for domestic tax purposes. Of this amount, approximately $1.0 billion were acquired through acquisitions, of which approximately $849 are not reflected on the financial statements. Additionally, approximately $1.0 billion of these domestic NOLs are subject to varying limitations on their use under Section 382 of the Internal Revenue Code.

The Company has also accumulated or acquired through acquisition approximately $116 of foreign NOLs. Of the total foreign NOLs, none will expire in years ending December 31, 2009 through 2010. Approximately $22 of the foreign NOLs will expire in years subsequent to 2010, and approximately $94 have an unlimited life.

The Internal Revenue Service (“IRS”) audit of the Company’s federal income tax returns for its fiscal years ended December 31, 2003 and 2004 was closed in the fourth quarter of 2007 and payment of assessments was made by the Company in 2008. Additionally, the IRS audits of two of the Company’s acquired subsidiaries for tax years prior to the Company’s acquisition of those subsidiaries (fiscal tax years ending December 31, 2004 and January 24, 2005, and tax years 2001 through 2004) were also closed in 2008. Adjustments have been fully recorded in the Company’s tax accounts as appropriate. The Company and/or its subsidiaries are also subject to state and foreign income tax audits. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations.

Generally, the Company intends to indefinitely reinvest undistributed earnings of certain of its foreign subsidiaries outside the United States. As a result the Company has not provided for U.S. income taxes on undistributed foreign earnings of approximately $625 at December 31, 2008. The Company intends to permanently reinvest these earnings in the future growth of its foreign businesses under the guidance provided in APB Opinion No. 23, “ Accounting for Income Taxes—Special Areas”. Determination of the amount of unrecognized deferred U.S. income liability is not practicable because of the complexities associated with its hypothetical calculation. In 2008 and 2007, the Company recorded a $7.9 and $9.7, respectively, deferred tax charge related to profits that were deemed not to be permanently reinvested outside of the United States.

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

The following table sets forth the details and the activity related to unrecognized tax benefit of and for the years ended December 31, 2008 and 2007 (in millions):

	2008	2007
Unrecognized tax benefits, January 1,	$96.7	$68.0
Increases (decreases):
Acquisitions	(22.6)	28.9
Tax positions taken during the current period	2.7	2.4
Tax positions taken during a prior period	(0.6)	5.8
Settlements with taxing authorities	(2.8)	(9.5)
Other	(0.4)	1.1

Unrecognized tax benefits, December 31,	$73.0	$96.7

The Company’s gross unrecognized tax benefit at the date of adoption of FIN 48 was approximately $68. During 2008, the change in the unrecognized tax benefits primarily relates to the adjustment of acquired unrecognized tax benefits and the settlement of the Company’s 2003 and 2004 domestic audits. The amount of gross unrecognized tax benefits recorded at the date of acquisition of K2 and Pure Fishing were approximately $7.1 and $4.4, respectively. During 2008, the Company paid federal income tax of approximately $3.3 and interest of approximately $0.7 attributable to a recently agreed upon IRS audit. Additionally, the Company received refunds of approximately $1.1 from the settlement of an audit of a subsidiary. At December 31, 2008, the amount of gross unrecognized tax benefits that, if recognized, would affect the reported tax rate is approximately $73.0. The Company is indemnified for approximately $10.8 of the gross unrecognized tax benefit from the sellers of acquired companies.

The Company conducts business globally and, as a result, the Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states, local, and foreign jurisdictions. In the normal course of business, the Company or its subsidiaries are subject to examination by tax authorities throughout the world, including such major jurisdictions as Canada, France, Germany, Hong Kong, Japan, Mexico, Venezuela, and the United States. The Company is currently under examination for the income tax filings in various state and foreign jurisdictions.

At December 31, 2008, the Company believes it has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits may significantly change within twelve months.

The Company classifies all interest and penalties on uncertain tax positions as income tax expense, which is consistent with the classification in prior years. As of December 31, 2008, and 2007, the liability for tax-related interest was $8.6 and $8.2, respectively. Additionally, the 2008 and 2007 provision for income taxes includes tax-related interest of $0.5 and $2.0, respectively.

13. Stockholders’ Equity and Share-Based Awards

The Company maintains the Amended and Restated 2003 Stock Incentive Plan, as amended (the “2003 Plan”), which allows for grants of stock options, restricted stock and short-term cash awards. There were approximately 0.6 million share-based awards available for grant under the 2003 Plan at December 31, 2008.

Stock Options

A summary of the Company’s stock option activity in 2008, 2007 and 2006 is as follows (shares in thousands):

	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	3,431.2	$16.88	4,101.2	$17.38	4,695.5	$16.92
Granted	871.5	20.88	—	—	100.0	33.37
Exercised	(186.8)	11.29	(457.4)	18.39	(447.1)	9.94
Cancelled	(350.9)	27.5	(212.6)	23.41	(247.2)	28.54

Options outstanding, end of year	3,765.0	$17.09	3,431.2	$16.88	4,101.2	$17.38

Options exercisable, end of year	2,774.8	$15.31	2,484.4	$12.07	2,694.1	$12.74

Significant option grants outstanding at December 31, 2008 and related weighted average price and life information is as follows (shares in thousands):

	Options outstanding			Options exercisable
Exercise Price	Number outstanding	Weighted average exercise price	Weighted average remaining life (years)	Number exercisable	Weighted average exercise price
$ 2.43 – $ 8.19	71.8	$5.91	3.14	71.8	$5.91
$ 8.60 – $13.14	1,804.0	9.33	3.74	1,786.0	9.32
$14.30 – $21.40	956.8	20.85	6.39	124.3	19.62
$21.90 – $28.57	215.0	23.61	5.27	199.0	23.54
$29.46 – $37.99	717.4	30.76	3.38	593.7	30.84

	3,765.0	$17.09	4.42	2,774.8	$15.31

The Company does not use cash to settle any of its options or restricted share awards and when available issues shares from its treasury stock instead of issuing new shares. The total intrinsic value of options exercised for 2008, 2007 and 2006, based upon the average market price during the period, was approximately $2.1, $9.9, and $10.5, respectively.

The weighted average assumptions used to determine the fair value of options granted is as follows:

	2008	2007	2006
Expected volatility	37.7%	—%	36.0%
Risk-free interest rates	3.2%	—%	3.5%
Expected life (in years)	4.5	—	5.0

During 2008, the Company has granted approximately 0.9 million common stock options (the “Awards”). The weighted average grant date fair value of each award was $7.44 per share with an aggregate fair value of $6.5 for the grant. The Awards vest ratably over the explicit service period.

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

A summary of the Company’s restricted share activity for 2008, 2007 and 2006 is as follows (shares in thousands):

	Shares	Weighted average fair value
Outstanding as of December 31, 2005	1,928.6	$32.00
Granted	1,207.4	28.56
Released	(173.8)	30.63
Cancelled	(162.1)	31.98

Outstanding as of December 31, 2006	2,800.1	30.60
Granted	2,057.7	34.94
Released	(2,470.6)	31.05
Cancelled	(338.5)	31.84

Outstanding as of December 31, 2007	2,048.7	33.98
Granted	277.4	19.51
Released	(581.4)	30.18
Cancelled	(286.0)	31.13

Outstanding as of December 31, 2008	1,458.7	$33.30

For those restricted awards with common stock price thresholds, the weighted average grant date fair values of these awards were $17.30, $37.34 and $21.91 for the years ended December 31, 2008, 2007 and 2006, respectively, based on the following assumptions:

	2008	2007	2006
Expected volatility	37.0%	36.4%	36.3%
Risk-free interest rates	3.3%	4.6%	3.5%
Derived service periods (in years)	2.4	0.6	1.5

For all other restricted share awards the weighted average grant date fair values $19.60, $33.47 and $29.29 for the years ended December 31, 2008, 2007 and 2006, respectively.

During 2008, the majority of the restricted shares granted were primarily performance based awards which vest upon achievement of certain internal performance measures and fulfillment of the explicit service periods.

During 2007, the Company granted a total of approximately 2.1 million restricted awards. As part of these awards, in May 2007, the Company’s board of directors approved the granting of an aggregate of 0.4 million restricted shares of the Company’s common stock to certain executive officers of the Company. The grant date fair value of these restricted share awards was $39.93 per share with an aggregate fair value of $14.6 for the grant and a vesting stock price of $48.70 per share. In November 2007, the Company accelerated the vesting of these and other restricted share awards for certain employees who in exchange forfeited the right to certain termination benefits. Additionally, the affected employees are restricted from selling a portion of the shares through 2012, subject to certain exceptions. As a result, the Company recorded a charge of $22.8 and the number common shares outstanding increased by approximately 0.8 million shares. The other restricted awards granted by the Company during 2007 vest primarily by achieving certain performance measures or common stock price thresholds in addition to rendering explicit service requirements. Approximately 0.4 million awards were granted with common stock thresholds and the weighted average grant date fair value was $35.06 per share with an aggregate fair value of $14.5. Approximately 1.3 million awards were granted with performance measures and the weighted average grant date fair value of these awards was $33.47 per share with an aggregate fair value of $42.8.

During 2006, the majority of the restricted shares granted were primarily performance based awards which vest upon achievement of certain internal performance measures and fulfillment of the explicit service periods. Additionally, there were 119,667 restricted shares granted which vest on the date certain Jarden common stock prices targets are achieved and explicit service periods are rendered.

As of December 31, 2008, there was $21.2 of unrecognized compensation cost related to non-vested share-based awards. Those costs are expected to be recognized through 2011 over a weighted-average period of approximately 12 months.

Stockholders’ Equity

On November 19, 2008, the Board of Directors (the “Board”) of the Company declared a dividend of one preferred share purchase right (a “Right”) in connection with its adoption of a Rights Agreement dated as of November 19, 2008, for each outstanding share of common stock of the Company on December 1, 2008 (the “Record Date”). Each share of common stock issued after the Record Date will be issued with an attached Right. The Rights are not immediately exercisable and detachable from the common stock. The Rights will become exercisable and detachable upon the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of at least 10% or at least 15% for certain institutional investors of the outstanding shares of the Company’s common stock (with certain exceptions, an “Acquiring Person”) or (ii) 10 business days following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of at least 10% or at least 15% for certain institutional investors of the outstanding shares of common stock (the earlier of such dates being called the “Distribution Date”). After the Distribution Date, each Right will entitle the holder to purchase for $51.00, subject to adjustment, one one-thousandth of a share of the Company’s Series D Junior Participating Preferred Stock. In the event the Rights become exercisable, each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter have the right to receive upon exercise of a Right that number of shares of common stock having a market value of two times the exercise price of the Right. In the event that after a person or group becomes an Acquiring Person, the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, proper provisions will be made so that each holder of a Right (other than Rights beneficially owned by an Acquiring Person which will have become void) will thereafter have the right to receive upon the exercise of a Right that number of shares of common stock of the person with whom the Company has engaged in the foregoing transaction (or its parent) that at the time of such transaction have a market value of two times the exercise price of the Right. If not earlier exchanged or redeemed, the Rights will expire on November 19, 2011.

In November 2007, the Company’s Board of Directors authorized a new stock repurchase program that would allow the Company to repurchase up to $100 of its common stock. The Company repurchased approximately 1.5 million and 1.1 million shares of its common stock in 2008 and 2007, respectively, under this plan at an average price per share of $15.12 and $26.58, respectively.

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

14. Earnings Per Share Calculation

A computation of the weighted average shares outstanding is as follows (in millions):

	Years Ended December 31,
	2008	2007	2006
Weighted average shares outstanding:
Basic	75.2	71.9	65.4
Dilutive share-based awards(1)	—	1.4	1.1

Diluted	75.2	73.3	66.5

(1)	For 2008 excludes 1.1 million potentially dilutive share-based awards as their effect would be antidilutive.

Stock options and warrants to purchase approximately 3.1 million, 3.1 million and 0.1 million shares of the Company’s common stock at December 31, 2008, 2007 and 2006 had exercise prices that exceeded the average market price of the Company’s common stock for the three months ended December 31, 2008, 2007 and 2006, respectively. As such, these share-based awards did not affect the computation of diluted earnings per share.

15. Employee Benefit Plans

The Company maintains defined benefit pension plans for certain of its employees and provides certain postretirement medical and life insurance benefits for a portion of its employees. At December 31, 2008, substantially all the domestic pension and postretirement plans are frozen to new entrants and to future benefit accruals.

For 2008, pursuant to the measurement date provisions of SFAS 158, the pension and postretirement obligations are measured as of December 31, 2008. For 2007, the pension and postretirement obligations are measured as of September 30 and December 31. For 2006, the pension and postretirement obligations are measured as of September 30, 2006. The pension and postretirement obligations for 2007 measured at December 31 are the obligations resulting from the acquisitions of K2 and Pure Fishing. For the plans measured as of December 31, the aggregate benefit obligation and plan assets at December 31, 2007 are $89.1 and $74.8, respectively. Benefit obligations are calculated using generally accepted actuarial methods. Actuarial gains and losses are amortized using the corridor method over the average remaining service life of its active employees.

Net Periodic Expense

The components of net periodic pension and postretirement benefit expense for 2008, 2007 and 2006 are as follows (in millions):

	Pension Benefits
	2008			2007			2006
	Domestic	Foreign	Total	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$0.2	$1.0	$1.2	$0.4	$0.8	$1.2	$0.7	$0.7	$1.4
Interest cost	18.3	1.9	20.2	15.9	1.2	17.1	13.9	0.6	14.5
Expected return on plan assets	(18.5)	(1.2)	(19.7)	(14.7)	(0.8)	(15.5)	(12.5)	(0.4)	(12.9)
Amortization:
Prior service cost	—	—	—	0.1	—	0.1	0.1	—	0.1
Net actuarial loss	—	—	—	0.2	—	0.2	0.3	0.1	0.4

Net periodic cost	—	1.7	1.7	1.9	1.2	3.1	2.5	1.0	3.5
Curtailments and settlements	0.3	(0.1)	0.2	0.9	—	0.9	0.1	(0.2)	(0.1)

Total expense	$0.3	$1.6	$1.9	$2.8	$1.2	$4.0	$2.6	$0.8	$3.4

Assumptions
Weighted average assumption used to calculate net periodic cost:
Discount rate	6.21%	5.37%	6.12%	5.88%	4.95%	5.80%	5.43%	4.51%	5.39%
Expected return on plan assets	8.14%	5.72%	7.94%	8.11%	5.94%	8.00%	8.24%	6.43%	8.18%
Rate of compensation increase	—	4.07%	4.07%	—	3.80%	3.80%	—	3.52%	3.52%

	Postretirement Benefits
	2008	2007	2006
Service cost	$0.2	$0.4	$0.5
Interest cost	1.1	1.2	1.4
Amortization:
Prior service benefit	(0.8)	(0.3)	(0.3)
Net actuarial (gain)/loss	(0.5)	(0.4)	0.1

Net periodic cost	—	0.9	1.7
Curtailments and settlements	(16.2)	—	(1.7)

Total expense (credit)	$(16.2)	$0.9	$—

Assumptions
Weighted average assumption used to calculate net periodic cost:
Discount rate	6.25%	5.85%	5.50%
Rate of compensation increase	3.00%	3.00%	—

The amount of accumulated other comprehensive income expected to be recognized in net periodic benefit cost for the year ending December 31, 2009 is as follows:

	Pension Benefits			Postretirement
	Domestic	Foreign	Total
Prior service cost	$—	$—	$—	$0.8
Net actuarial loss	4.8	0.1	4.9	0.1

	$4.8	$0.1	$4.9	$0.9

Funded Status

The following provides a reconciliation of the benefit obligation, plan assets and the funded status of the pension and postretirement plans as of December 31, 2008 and 2007 (in millions):

	Pension Benefits						Postretirement Benefits
	2008			2007			2008	2007
	Domestic	Foreign	Total	Domestic	Foreign	Total
Change in benefit obligation:
Benefit obligation at beginning of year	$307.6	$37.4	$345.0	$254.3	$14.7	$269.0	$18.7	$19.9
Acquisition	—	—	—	67.9	21.4	89.3	—	2.0
Service cost	0.2	1.0	1.2	0.4	0.8	1.2	0.2	0.4
Interest cost	18.3	1.9	20.2	15.9	1.2	17.1	1.1	1.2
Curtailments and settlements	(0.7)	(1.6)	(2.3)	(2.4)	(0.2)	(2.6)	—	—
Amendments	—	—	—	0.2	—	0.2	(8.8)	(2.0)
Actuarial loss (gain)	5.7	(1.3)	4.4	(8.9)	(1.2)	(10.1)	(2.6)	(2.2)
Participant contributions	—	0.1	0.1	—	—	—	0.7	0.7
Benefits paid	(26.9)	(2.3)	(29.2)	(19.8)	(1.2)	(21.0)	(1.3)	(1.5)
Adjustment to initially apply the measurement date provisions of FASB Statement No. 158	3.9	0.4	4.3	—	—	—	0.3
Foreign currency translation and other	—	(3.4)	(3.4)	—	1.9	1.9	0.1	0.2

Benefit obligation at end of year(1)	308.1	32.2	340.3	307.6	37.4	345.0	8.4	18.7

Change in plan assets:
Fair value of plan assets at beginning of year	$259.7	$22.8	$282.5	$194.0	$6.6	$200.6	$—	$—
Acquisition	—	—	—	59.6	13.6	73.2	—	—
Actual return on plan assets	(61.9)	(1.1)	(63.0)	19.8	1.2	21.0	—	—
Company contributions	16.2	2.1	18.3	8.5	1.8	10.3	0.6	0.8
Settlements	(0.7)	(1.0)	(1.7)	(2.4)	(0.2)	(2.6)	—	—
Participant contributions	—	0.1	0.1	—	—	—	0.7	0.7
Benefits paid	(26.9)	(2.3)	(29.2)	(19.8)	(1.2)	(21.0)	(1.3)	(1.5)
Foreign currency translation and other	—	(3.4)	(3.4)	—	1.0	1.0	—	—

Fair value of plan assets at end of year	186.4	17.2	203.6	259.7	22.8	282.5	—	—

Reconciliation of funded status:
Funded status	(121.7)	(15.0)	(136.7)	(47.9)	(14.6)	(62.5)	(8.4)	(18.7)
Fourth quarter activity:
Curtailments and settlements	—	—	—	(0.3)	—	(0.3)	—	—
Contributions	—	—	—	1.5	0.2	1.7	—	0.1

Net liability recognized in the consolidated balance sheet	$(121.7)	$(15.0)	$(136.7)	$(46.7)	$(14.4)	$(61.1)	$(8.4)	$(18.6)

Assumptions
Weighted average assumption used to calculate benefit obligation:
Discount rate	6.19%	5.57%	6.13%	6.21%	5.37%	6.12%	6.25%	6.25%
Rate of compensation increase	—	2.95%	2.95%	—	4.07%	4.07%	3.00%	3.00%
Healthcare cost trend rate:
Current:
Pre-Age 65	—	—	—	—	—	—	7.25%	8.00%
Post-Age 65	—	—	—	—	—	—	7.75%	9.01%
Ultimate	—	—	—	—	—	—	4.50%	5.00%

(1)	The accumulated benefit obligation for all defined benefit pension plans was $338.5 and $342.7 at December 31, 2008 and 2007, respectively.

Amounts recognized in the Company’s Consolidated Balance Sheets consist of (in millions):

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Other Assets	$0.6	$0.9	$—	$—
Accrued benefit cost	(137.3)	(62.0)	(8.4)	(18.6)

Net amount recognized	$(136.7)	$(61.1)	$(8.4)	$(18.6)

Summary of under-funded or non-funded pension benefit plans with projected benefit obligation in excess of plan assets as of December 31, 2008 and 2007 (in millions):

	Pension Benefits
	2008	2007
Projected benefit obligation	$331.8	$337.8
Fair value of plan assets	194.4	274.5

Summary of pension plans with accumulated benefit obligations in excess of plan assets (in millions):

	Pension Benefits
	2008	2007
Accumulated benefit obligation	$330.0	$335.7
Fair value of plan assets	194.4	274.5

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

The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the Company’s defined benefit pension plan’s investments. The Company’s target asset allocation for 2008 and 2007 is as follows: equities—55%-65%; bonds—25%-40% and cash and money funds—0%-20%.

The allocation percentage of plan assets follows:

	2008	2007
Asset allocation:
Equity securities and funds	42.2%	56.8%
Debt securities and funds	43.9	31.6
Other	13.9	11.6

Total	100.0%	100.0%

Domestic Contributions

In 2009, the Company expects to make cash contributions of approximately $24 and $1.1 to its domestic pension and postretirement plans, respectively. These contributions are for both funded and unfunded plans and are net of participant contributions.

Foreign Contributions

The Company funds its pension plans in amounts consistent with applicable laws and regulations and expects to make cash contributions of approximately $1.3 in 2009.

Information about the expected benefit payments for the Company’s pension and postretirement plans are as follows (in millions):

Years Ending December 31,	Pension Plans	Postretirement Plans
2009(1)	$39.5	$1.1
2010	23.5	0.9
2011	23.9	0.8
2012	23.7	0.7
2013	23.4	0.6
Next 5 years	121.5	2.9

Total	$255.5	$7.0

(1)	Includes approximately $17 related to the anticipated settlement of a domestic pension plan.

The current healthcare cost trend rate gradually declines through 2012 to the ultimate trend rate and remains level thereafter. A one percentage point change in assumed healthcare cost trend rates would have the following effects (in millions):

	1% Increase	1% Decrease
Service and interest cost components of postretirement benefit costs	$0.1	$(0.1)
Postretirement benefit obligation	0.1	(0.1)

The Company sponsors defined contribution savings plans for substantially all of its U.S. employees. Under provisions for this plan, employees may contribute a percentage of eligible compensation on both a before-tax basis and after-tax basis. The Company matches a percentage of a participating employee’s before-tax contributions. For 2008, 2007 and 2006 the defined contribution savings plan expense was $9.7, $8.3 and $6.9, respectively.

16. Reorganization and Acquisition-Related Integration Costs

For 2008, 2007 and 2006, the Company recorded the following reorganization and acquisition-related integration costs (in millions):

	Employee Terminations	Other Charges	Impairment	Total
2008
Charged to Results of Operations:
Outdoor Solutions	$14.7	$17.9	$—	$32.6
Consumer Solutions	—	—	—	—
Branded Consumables	7.4	3.3	—	10.7
Process Solutions	3.6	1.6	3.7	8.9
Corporate	4.1	3.5	—	7.6

Subtotal	29.8	26.3	3.7	59.8
Capitalized as a Cost of Acquisition:
Outdoor Solutions	2.5	3.5	—	6.0
Corporate	0.4	—	—	0.4

	$32.7	$29.8	$3.7	$66.2

	Employee Terminations	Other Charges	Impairment	Total
2007
Charged to Results of Operations:
Outdoor Solutions	$2.1	$6.5	$1.1	$9.7
Consumer Solutions	4.2	12.8	—	17.0
Branded Consumables	2.4	8.0	4.3	14.7
Process Solutions	0.5	0.1	2.2	2.8
Corporate	1.7	3.2	0.5	5.4

Subtotal	10.9	30.6	8.1	49.6
Capitalized as a Cost of Acquisition:
Outdoor	3.4	1.8	—	5.2

	$14.3	$32.4	$8.1	$54.8

	Employee Terminations	Other Charges	Impairment	Total
2006
Outdoor Solutions	$2.8	$0.1	$—	$2.9
Consumer Solutions	10.6	16.0	—	26.6
Branded Consumables	0.8	3.7	3.3	7.8
Corporate	—	(0.5)	—	(0.5)

	$14.2	$19.3	$3.3	$36.8

Capitalized Reorganization and Impairment Charges

In connection with the Acquisition, management approved and initiated plans to restructure the operations of K2. These plans were contemplated at the time of the Acquisition and include in part, the elimination of certain duplicative functions and vacating redundant facilities in order to reduce the combined cost structure of the Company. The capitalized costs incurred during 2008 and 2007 primarily relate to workforce reductions associated with the elimination of duplicative functions and other exit costs resulting from the Acquisition. These costs were recognized as a liability assumed in the Acquisition and are included in the allocation of the cost to acquire K2 (see Note 3) and are accrued within the Outdoor Solutions segment.

Outdoor Solutions Segment Reorganization

During 2007, the Company initiated a plan to integrate certain businesses acquired from K2 and Pure Fishing. This plan includes in part, facility closings and headcount reductions. Prior to 2007, the Company implemented various strategic initiatives in the Outdoor Solutions segment. These initiatives included both rationalizing and outsourcing certain European manufacturing facilities and the reorganization of the domestic sales force. Employee termination charges 2008, 2007 and 2006 relate to the implementation of these initiatives.

For 2008 and 2007, other charges relate to the integration of K2 and Pure Fishing and include professional fees ($5.7 and $1.8, respectively), contract termination fees ($0.6 and $0.8, respectively), lease and move costs ($3.7 and $2.2, respectively) and other costs ($7.9 and $1.8, respectively).

As of December 31, 2008, $5.3 of severance and other employee related costs and $5.7 of other costs remain accrued for these initiatives.

Consumer Solutions Segment Reorganization

As part of the acquisition of American Household, Inc. (the “AHI Acquisition”) and The Holmes Group, Inc. (the “THG Acquisition”), each in 2005, it was determined that, due to similarities between the combined Consumer Solutions segment customer base, distribution channels and operations, significant cost savings could be achieved by integrating certain functions of these businesses, such as distribution and warehousing, information technology and certain administrative functions. In order to leverage a shared infrastructure, the Company initiated certain reorganization plans prior to 2006. This initiative was largely completed during 2007. Employee termination charges for 2007 and 2006 primarily relate to this plan.

For 2007, other charges primarily consist of lease termination costs ($8.0) and professional fees, employee relocation and other charges ($4.8). For 2006, other charges primarily consist of facility closing costs, ($4.2), retention bonuses ($4.3), professional fees ($4.8), travel expenses ($1.7) and of relocation costs ($0.6).

As of December 31, 2008, $9.5 of costs, primarily lease obligations, remain accrued for these initiatives.

Branded Consumables Segment Reorganization

In 2007, the Company initiated a plan to consolidate certain non-manufacturing processes across this segment’s platform. This plan includes headcount reduction and facility consolidation. Prior to 2007, the Company began implementing a strategic plan to reorganize its Branded Consumables segment and thereby facilitate long-term cost savings and improve management and reporting capabilities. Specific cost savings initiatives include the utilization of certain shared distribution and warehousing services and information systems platforms and outsourcing the manufacturing of certain kitchen products. Employee termination charges in 2007, and 2006 primarily relate to these plans and all employees under this plan have been terminated.

For 2008 and 2007, other charges primarily consist of facility closing costs ($0.9 and $1.8, respectively) and other costs for professional fees and employee relocation, primarily related to the consolidation of certain non-manufacturing processes across the segment platform ($2.4 and $6.2, respectively). For 2006, other charges primarily consisted of inventory moving costs ($1.6).

Impairment costs for 2007 relate to the exit of the casino chip business, which resulted in a goodwill impairment charge ($2.9) and the write off of certain other assets related to this business ($1.4).

Process Solutions Segment Reorganization

During 2007, the Company initiated a plan to consolidate manufacturing facilities related to the plastics business. The plan was expected to result in facility closures and headcount reductions. Employee termination and other charges for 2008 primarily relate to this plan and $2.8 of cost remained accrued at December 31, 2008.

The impairment charge in 2008 primarily relates to the write down of long-lived assets attributable to a plant closure announced in 2008.

The impairment charge in 2007 primarily relates to the write down of long-lived assets used in the production process for certain unprofitable product-lines that were exited during 2007.

Corporate Reorganization

For 2008 and 2007, the severance and other employee benefit-related benefits costs ($4.1 and $1.7, respectively) and other charges ($3.5 and $3.2, respectively), principally professional fees, are primarily due to the integration of certain corporate functions related to the Acquisition.

The following table sets forth the details and the activity related to reorganization and acquisition-related integration costs as of and for the years ended December 31, 2008 and 2007 (in millions):

	Accrual Balance at December 31, 2007	Reorganization and acquisition-related integration costs, net		Payments	Foreign Currency and Other	Accrual Balance at December 31, 2008
		Charged to Results of Operations	Capitalized as a Cost of Acquisition
Severance and other employee-related(1)	$11.6	$29.8	$2.9	$(27.5)	$(4.5)	$12.3
Other costs	14.9	26.3	3.5	(30.8)	1.9	15.8

	$26.5	$56.1	$6.4	$(58.3)	$(2.6)	$28.1

Impairment		3.7

		$59.8

	Accrual Balance at December 31, 2006	Reorganization and acquisition-related integration costs, net		Payments	Foreign Currency and Other	Accrual Balance at December 31, 2007
		Charged to Results of Operations	Capitalized as a Cost of Acquisition
Severance and other employee-related(1)(2)	$11.5	$10.9	$3.4	$(14.3)	$0.1	$11.6
Other costs(2)	3.4	30.6	1.8	(20.9)	—	14.9

	$14.9	$41.5	$5.2	$(35.2)	$0.1	$26.5

Impairment		8.1

		$49.6

(1)	For 2008 and 2007, the total headcount underlying these costs is approximately 900 and 1,150, respectively. At December 31, 2008, approximately 50 employees have not been terminated under the plans.
(2)	Amounts accrued at December 31, 2008 for severance and other employee-related will be paid in 2009, while amounts accrued for other costs (principally lease costs) will be paid through 2015.

17. Segment Information

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

In the Outdoor Solutions segment the Company manufactures and sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas and charcoal grills, lanterns and flashlights, propane fuel, sleeping bags, tents and water recreation products such as boats, kayaks and tow-behinds. The Outdoor Solutions segment also sells fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger® , Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, softball, football, basketball, field hockey and lacrosse products are sold under brand names such as deBeer®, Gait by deBeer®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas™, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as Adio®, Ex Officio®, Marmot® and Planet Earth®.

In the Consumer Solutions segment the Company manufactures and sources, markets, and distributes a diverse line of household products, including kitchen appliances and personal care and wellness products for home use. This segment maintains a strong portfolio of globally recognized brands including Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam® and Villaware®. The principal products in this segment include clippers and trimmers for professional use in the beauty and barber and animal segments; electric blankets, mattress pads and throws; household kitchen appliances, such as blenders, coffeemakers, irons, mixers, slow cookers, toasters, toaster ovens and vacuum packaging machines; personal care and wellness products, such as air purifiers, fans, heaters and humidifiers, for home use; products for the hospitality industry; and scales for consumer use.

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

In the Process Solutions segment the Company manufactures, markets and distributes a wide variety of plastic products including closures, contact lens packaging, plastic cutlery, medical disposables and rigid packaging. Many of these products are consumable in nature or represent components of consumer products. The materials business, produces specialty nylon polymers, conductive fibers and monofilament used in various products, including woven mats used by paper producers and weed trimmer cutting line, as well as fiberglass radio antennas for marine, citizen band and military applications. This segment is also the largest North American producer of niche products fabricated from solid zinc strip and are the sole source supplier of copper plated zinc penny blanks to the United States Mint and a major supplier to the Royal Canadian Mint, as well as a supplier of nickel, brass and bronze plated finishes on steel and zinc for coinage to other international markets. In addition, the Company manufactures a line of industrial zinc products marketed globally for use in the plumbing, automotive, electrical component and architectural markets.

Segment information as of and for the years ended December 31, 2008, 2007 and 2006 is as follows (in millions):

	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Year ended December 31, 2008
Net sales	$2,481.0	$1,812.9	$804.9	$348.6	$(64.1)	$5,383.3	$—	$5,383.3

Segment earnings (loss)	297.6	253.9	96.4	42.7	—	690.6	(81.2)	609.4
Adjustments to reconcile to reported operating earnings (loss):
Reorganization costs	(32.6)	—	(10.7)	(8.9)	—	(52.2)	(7.6)	(59.8)
Impairment of goodwill and intangibles	(30.2)	(76.3)	(176.7)	—	—	(283.2)	—	(283.2)
Depreciation and amortization	(62.5)	(27.1)	(17.0)	(12.6)	—	(119.2)	(1.1)	(120.3)

Operating earnings (loss)	$172.3	$150.5	$(108.0)	$21.2	$—	$236.0	$(89.9)	$146.1

Other segment data:
Total assets	$2,598.4	$1,755.7	$898.0	$215.0	$—	$5,467.1	$259.9	$5,727.0
Capital expenditures	47.1	24.0	19.3	9.6	—	100.0	2.2	102.2

	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Year ended December 31, 2007
Net sales	$1,698.6	$1,869.2	$806.2	$353.6	$(67.5)	$4,660.1	$—	$4,660.1

Segment earnings (loss)	210.1	271.1	100.4	35.0	—	616.6	(115.1)	501.5
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	(115.8)	—	—	(3.1)	—	(118.9)	—	(118.9)
Reorganization costs	(9.7)	(17.0)	(14.7)	(2.8)	—	(44.2)	(5.4)	(49.6)
Other integration-related costs	(1.4)	(1.1)	(0.9)	(1.2)	—	(4.6)	—	(4.6)
Depreciation and amortization	(39.4)	(26.9)	(18.1)	(10.3)	—	(94.7)	(1.7)	(96.4)

Operating earnings (loss)	$43.8	$226.1	$66.7	$17.6	$—	$354.2	$(122.2)	$232.0

Other segment data:
Total assets	$2,759.8	$1,842.1	$1,044.9	$173.6	$—	$5,820.4	$47.7	$5,868.1
Capital expenditures	30.5	21.9	13.1	10.6	—	76.1	5.1	81.2

	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Year ended December 31, 2006
Net sales	$901.0	$1,892.2	$812.0	$309.4	$(68.3)	$3,846.3	$—	$3,846.3

Segment earnings (loss)	84.3	250.3	118.4	33.8	—	486.8	(67.8)	419.0
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	—	—	(10.4)	—	—	(10.4)	—	(10.4)
Reorganization costs	(2.9)	(26.6)	(7.8)	—	—	(37.3)	0.5	(36.8)
Impairment/write-off of assets	(0.3)	—	—	—	—	(0.3)	—	(0.3)
Other integration-related costs	—	(3.4)	—	—	—	(3.4)	(1.1)	(4.5)
Depreciation and amortization	(17.0)	(25.5)	(13.1)	(9.4)	—	(65.0)	(1.4)	(66.4)

Operating earnings (loss)	$64.1	$194.8	$87.1	$24.4	$—	$370.4	$(69.8)	$300.6

Other segment data:
Total assets	$730.5	$1,801.3	$1,083.3	$112.7	$—	$3,727.8	$154.8	$3,882.6
Capital expenditures	25.7	21.5	8.4	12.8	—	68.4	0.4	68.8

Geographic Information

	Domestic	International	Total
	(in millions)
2008
Net sales	$3,670.1	$1,713.2	$5,383.3
Long-lived assets(1)	2,658.2	261.4	2,919.6

2007
Net sales	$3,235.3	$1,424.8	$4,660.1
Long-lived assets(1)	2,944.6	303.7	3,248.3

2006
Net sales	$2,898.5	$947.8	$3,846.3
Long-lived assets(1)	2,105.0	168.7	2,273.7

(1) Capital assets, goodwill and intangibles

18. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (loss) at December 31, 2008 and 2007 are as follows (in millions):

	December 31,
	2008	2007
Foreign currency translation adjustment	$(10.9)	$39.1
Derivative financial instruments, net	1.5	(8.0)
Accrued benefit costs, net	(42.4)	16.4

Total accumulated other comprehensive income (loss)	$(51.8)	$47.5

19. Condensed Consolidating Financial Statements

The Company’s Senior Notes (see Note 9) are fully guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these Senior Notes. Presented below are the condensed consolidating financial statements of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis as of and for the years ended December 31, 2008, 2007 and 2006.

Condensed Consolidating Statements of Income (in millions):

	Year Ended December 31, 2008
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3.515.0	$2,046.1	$(177.8)	$5.383.3
Costs and expenses	76.5	3,470.3	1,868.2	(177.8)	5,237.2

Operating (loss) earnings	(76.5)	44.7	177.9	—	146.1
Other expense, net	27.4	110.1	67.5	—	205.0
Equity in the income of subsidiaries	45.0	117.6	—	(162.6)	—

Net income (loss)	$(58.9)	$52.2	$110.4	$(162.6)	$(58.9)

	Year Ended December 31, 2007
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,209.6	$1,614.5	$(164.0)	$4,660.1
Costs and expenses	106.5	3,038.2	1,447.4	(164.0)	4,428.1

Operating (loss) earnings	(106.5)	171.4	167.1	—	232.0
Other expense, net	(24.7)	178.0	50.6	—	203.9
Equity in the income of subsidiaries	109.9	112.8	—	(222.7)	—

Net income	$28.1	$106.2	$116.5	$(222.7)	$28.1

	Year Ended December 31, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,918.4	$1,114.7	$(186.8)	$3,846.3
Costs and expenses	64.4	2,656.8	1,011.3	(186.8)	3,545.7

Operating (loss) earnings	(64.4)	261.6	103.4	—	300.6
Other expense, net	41.5	112.6	40.5	—	194.6
Equity in the income of subsidiaries	211.9	63.7	—	(275.6)	—

Net income	$106.0	$212.7	$62.9	$(275.6)	$106.0

Condensed Consolidating Balance Sheets (in millions):

	As of December 31, 2008
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$239.6	$1,072.1	$1,421.7	$(4.3)	$2,729.1
Investment in subsidiaries	4,277.3	783.8	—	(5,061.1)	—
Non-current assets	150.4	3,395.8	286.2	(834.5)	2,997.9

Total assets	$4,667.3	$5,251.7	$1,707.9	$(5,899.9)	$5,727.0

Liabilities and stockholders’ equity
Current liabilities	$215.2	$564.1	$578.5	(3.4)	$1.354.4
Non-current liabilities	3,067.9	463.0	292.9	(835.4)	2,988.4
Stockholders’ equity	1,384.2	4,224.6	836.5	(5,061.1)	1,384.2

Total liabilities and stockholders’ equity	$4,667.3	$5,251.7	$1,707.9	$(5,899.9)	$5,727.0

	As of December 31, 2007
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$67.3	$1,012.7	$1,470.9	$(0.7)	$2,550.2
Investment in subsidiaries	4,268.9	819.4	—	(5,088.3)	—
Non-current assets	97.5	3,530.0	255.2	(564.8)	3,317.9

Total assets	$4,433.7	$5,362.1	$1,726.1	$(5,653.8)	$5,868.1

Liabilities and stockholders’ equity
Current liabilities	$89.6	$606.7	$584.1	—	$1,280.4
Non-current liabilities	2,805.5	513.4	295.7	(565.5)	3,049.1
Stockholders’ equity	1,538.6	4,242.0	846.3	(5,088.3)	1,538.6

Total liabilities and stockholders’ equity	$4,433.7	$5,362.1	$1,726.1	$(5,653.8)	$5,868.1

Condensed Consolidating Statements of Cash Flows (in millions):

	Year Ended December 31, 2008
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities, net	$(626.1)	$724.6	$151.4	$—	$249.9
Financing activities:
Net change in short-term debt	130.2	—	1.3	—	131.5
(Payments on) proceeds from intercompany transactions	733.1	(638.7)	(94.4)	—	—
Proceeds from issuance of long-term debt	25.0	—	—	—	25.0
Payments on long-term debt	(24.3)	—	(0.7)	—	(25.0)
Issuance (repurchase) of common stock, net	(21.4)	—	—	—	(21.4)
Other	(5.5)	—	—	—	(5.5)

Net cash provided by (used in) financing activities	837.1	(638.7)	(93.8)	—	104.6

Investing activities:
Additions to property, plant and equipment	(2.2)	(83.1)	(16.9)	—	(102.2)
Acquisition of business, net of cash acquired	(40.0)	(1.6)	(1.0)	—	(42.6)
Other	(16.3)	(4.0)	(10.4)	—	(30.7)

Net cash used in investing activities	(58.5)	(88.7)	(28.3)	—	(175.5)

Effect of exchange rate changes on cash	—	—	(6.7)	—	(6.7)
Net increase (decrease) in cash and cash equivalents	152.5	(2.8)	22.6	—	172.3
Cash and cash equivalents at beginning of year	59.3	10.7	150.5	—	220.5

Cash and cash equivalents at end of year	$211.8	$7.9	$173.1	$—	$392.8

	Year Ended December 31, 2007
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities, net	$(157.7)	$386.1	$76.4	$—	$304.8
Financing activities:
Net change in short-term debt	(29.3)	—	245.5	—	216.2
(Payments on) proceeds from intercompany transactions	526.5	(322.5)	(204.0)	—	—
Proceeds from issuance of long-term debt	1,350.0	—	—		1,350.0
Payments on long-term debt	(770.1)	—	(23.1)	—	(793.2)
Issuance (repurchase) of common stock, net	(56.2)	—	—	—	(56.2)
Other	(36.2)	—	—	—	(36.2)

Net cash provided by (used in) financing activities	984.7	(322.5)	18.4	—	680.6

Investing activities:
Additions to property, plant and equipment	(5.1)	(53.3)	(22.8)	—	(81.2)
Acquisition of business, net of cash acquired	(909.5)	—	—	—	(909.5)
Other	21.1	—	(3.0)	—	18.1

Net cash used in investing activities	(893.5)	(53.3)	(25.8)	—	(972.6)

Effect of exchange rate changes on cash	—	—	5.1	—	5.1
Net increase (decrease) in cash and cash equivalents	(66.5)	10.3	74.1	—	17.9
Cash and cash equivalents at beginning of year	125.8	0.4	76.4	—	202.6

Cash and cash equivalents at end of year	$59.3	$10.7	$150.5	$—	$220.5

	Year Ended December 31, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities, net	$171.8	$32.8	$31.4	$—	$236.0
Financing activities:
Net change in short-term debt	—	—	(6.6)	—	(6.6)
(Payments on) proceeds from intercompany transactions	(50.0)	37.4	12.6	—	—
Payments on long-term debt	(80.0)	(1.3)	(5.6)	—	(86.9)
Issuance (repurchase) of common stock, net	95.3	—	—	—	95.3
Other	3.3	(0.2)	(0.5)	—	2.6

Net cash provided by (used in) financing activities	(31.4)	35.9	(0.1)	—	4.4

Investing activities:
Additions to property, plant and equipment	(0.4)	(53.6)	(14.8)	—	(68.8)
Acquisition of business, net of cash acquired	(198.7)	(11.1)	—	—	(209.8)
Other	—	1.0	0.1	—	1.1

Net cash used in investing activities	(199.1)	(63.7)	(14.7)	—	(277.5)

Effect of exchange rate changes on cash	—	—	2.6	—	2.6
Net increase (decrease) in cash and cash equivalents	(58.7)	5.0	19.2	—	(34.5)
Cash and cash equivalents at beginning of year	184.5	(4.6)	57.2	—	237.1

Cash and cash equivalents at end of year	$125.8	$0.4	$76.4	$—	$202.6

The amounts reflected as proceeds (payments) from (to) intercompany transactions represent cash flows originating from transactions conducted between guarantor subsidiaries, non-guarantor subsidiaries and parent in the normal course of business operations.

20. Quarterly Results of Operations (Unaudited)

Summarized quarterly results of operations for 2008 and 2007 were as follows (see Note 3 for a discussion of the Company’s acquisitions that occurred during these periods):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)	Total
	(millions of dollars, except per share amounts)
2008
Net sales	$1,217.4	$1,360.0	$1,455.6	$1,350.3	$5,383.3
Gross profit	327.8	380.8	415.8	378.4	1,502.8
Net income (loss) as reported	4.7	43.0	63.8	(170.4)	(58.9)
Basic earnings (loss) per share(1)	0.06	0.57	0.85	(2.28)	(0.78)
Diluted earnings (loss) per share(1)	0.06	0.56	0.83	(2.28)	(0.78)

2007
Net sales	$820.9	$1,050.1	$1,322.2	$1,466.9	$4,660.1
Gross profit	201.3	263.1	327.8	350.5	1,142.7
Net income (loss) as reported	1.4	16.7	21.2	(11.2)	28.1
Basic earnings (loss) per share(1)	0.02	0.24	0.29	(0.15)	0.39
Diluted earnings (loss) per share(1)	0.02	0.23	0.28	(0.15)	0.38

(1)	Earnings per share calculations for each quarter are based on the weighted average number of shares outstanding for each period, and the sum of the quarterly amounts may not necessarily equal the annual earnings per share amounts.
(2)	The results of operations for the fourth quarter of 2008 include a $283 non-cash charge for the impairment of goodwill and intangibles (see Note 6); a $16.2 gain related to the curtailment/settlement of certain pension and postretirement benefit plans (see Note 15); and a $12.0 gain from inventory adjustments.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and the above criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by the Company’s independent auditor, PricewaterhouseCoopers LLP, an independent registered public accounting firm and issued their audit report expressing an unqualified opinion on the Company’s internal control over financial reporting, as stated in their report which is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter ended December 31, 2008, there was no change in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B	Other Information

On February 23, 2009, the Board of Directors of the Company adopted Amendment No. 1 to the Company’s Amended and Restated Bylaws (as amended, the “Amended and Restated Bylaws”), which Amendment No. 1 became effective upon adoption. Amendment No. 1 clarifies that the rights to indemnification conferred by Article Seven of the Amended and Restated Bylaws upon each person who is or was a director, officer or employee of the Company, or of any other entity for which such person is serving or served in any capacity at the request of the Company, are contract rights and will be deemed to have vested in such person upon commencement of such service. Amendment No. 1 further clarifies that any amendment, alteration, repeal or other modification of Article Seven that adversely affects any right of any such person entitled to indemnification and expense advancement under Article Seven will be prospective only and, without limiting the foregoing, any amendment, alteration, repeal or other modification of Article Seven of the Amended and Restated Bylaws or the Delaware General Corporation Law or any other applicable law will not eliminate or limit any rights of indemnification and expense advancement then existing or arising out of events, acts, omissions or circumstances occurring or existing prior to such amendment, alteration, repeal or other modification.

A copy of Amendment No. 1 is attached to this annual report as Exhibit 3.6 and is incorporated herein by reference as though fully set forth herein. The foregoing summary description of Amendment No. 1 is not intended to be complete and is qualified in its entirety by the complete text of Amendment No. 1.

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

Other information required by Item 10, including information regarding directors, membership and function of the audit committee, including the financial expertise of its members, and Section 16(a) compliance, appearing under the captions “Election of Directors”, “Information Regarding Board of Directors and Committees” and “Other Matters” of the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference. The Company intends to file its Proxy Statement with the Commission not later than 120 days after December 31, 2008.

Item 11.	Executive Compensation

The information required by Item 11 appearing under the captions “Information Regarding Board of Directors and Committees—Compensation of Directors” and “Executive Compensation” of the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference. The Company intends to file its Proxy Statement with the Commission not later than 120 days after December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 appearing under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” of the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference. The Company intends to file its Proxy Statement with the Commission not later than 120 days after December 31, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 appearing under the captions “Information Regarding Board of Directors and Committees” and “Certain Relationships and Related Transactions” of the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference. The Company intends to file its Proxy Statement with the Commission not later than 120 days after December 31, 2008.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 appearing under the caption “Independent Registered Public Accounting Firm” of the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference. The Company intends to file its Proxy Statement with the Commission not later than 120 days after December 31, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

The following documents are filed as part of this report:

(1)	Financial Statements:

Location In Form 10-K
Reports of independent registered public accounting firms	Item 8

Consolidated Statements of Income—Years ended December 31, 2008, 2007 and 2006	Item 8

Consolidated Balance Sheets—December 31, 2008 and 2007	Item 8

Consolidated Statements of Cash Flows—Years ended December 31, 2008, 2007 and 2006	Item 8

Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2008, 2007 and 2006	Item 8

Notes to Consolidated Financial Statements	Item 8

(2)	Financial Statement Schedule:

See Schedule II of this Form 10-K.

(3)	Exhibits:

Copies of exhibits incorporated by reference can be obtained from the Commission and are located in Commission File No. 001-13665.

Exhibit Number	Description of Exhibit
2.1	Securities Purchase Agreement, dated as of September 19, 2004, by and among American Household, Inc., Jarden Corporation, Morgan Stanley Senior Funding, Inc., Wachovia Bank National Association, Banc of America Strategic Solutions, Inc., Jerry W. Levin, 1st Trust & Co. FBO, Jerry W. Levin, Rollover, 1st Trust & Co. FBO, Jerry W. Levin, IRA SEP and Abby L. Levin Trust (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 23, 2004, and incorporated herein by reference).

2.2	Purchase Agreement, dated as of September 19, 2004, between Jarden Corporation and Warburg Pincus Private Equity VIII, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on September 23, 2004, and incorporated herein by reference).

2.3	Agreement and Plan of Merger dated as of April 24, 2007 by and among Jarden Corporation, K2 Merger Sub, Inc. and K2 Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 27, 2007, and incorporated herein by reference).

2.4	Amendment No. 1 to Agreement and Plan of Merger dated as of April 24, 2007 by and among Jarden Corporation, K2 Merger Sub, Inc. and K2 Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 1, 2007, and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 27, 2002, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Jarden Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 15, 2005, and incorporated herein by reference).

3.4	Certificate of Designations of Series D Junior Participating Preferred Stock of Jarden Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 21, 2008, and incorporated herein by reference).

3.5	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 19, 2007, and incorporated herein by reference).

*3.6	Amendment No. 1 to the Amended and Restated Bylaws of the Company.

4.1	Base Indenture, dated February 13, 2007 (the “2007 Indenture”), between the Company and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2007 and incorporated herein by reference).

4.2	First Supplemental Indenture to the 2007 Indenture, dated February 13, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2007 and incorporated herein by reference).

4.3	Second Supplemental Indenture to the 2007 Indenture, dated February 14, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2007 and incorporated herein by reference).

4.4	Third Supplemental Indenture to the 2007 Indenture, dated May 11, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2007, and incorporated herein by reference).

4.5	Fourth Supplemental Indenture to the 2007 Indenture, dated July 6, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 5, 2007, and incorporated herein by reference).

4.6	Fifth Supplemental Indenture to the 2007 Indenture, dated December 7, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-Q filed with the Commission on February 25, 2008, and incorporated herein by reference).

4.7	$100,000,000 Note due March 31, 2012 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 12, 2007 and incorporated herein by reference).

4.8	Warrant for 2,206,531 shares of common stock issued to Pure Fishing Holdings, LLC (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on April 12, 2007 and incorporated herein by reference).

Exhibit Number	Description of Exhibit
4.9	Rights Agreement, dated as of November 19, 2008, between Jarden Corporation and National City Bank, as Rights Agent (which includes as Exhibit B thereto the Form of Right Certificate) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 21, 2008, and incorporated herein by reference).

†10.1	Form of Indemnification Agreement (filed as Exhibit 10.13 to the Company’s Registration Statement on Form 10, filed with the Commission on March 17, 1993, and incorporated herein by reference).

†10.2	List of Directors and Executive Officers party to Exhibit 10.1 (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 1996, and incorporated herein by reference).

†10.3	Alltrista Corporation 1998 Long Term Equity Incentive Plan, as amended and restated (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

†10.4	Alltrista Corporation 2001 Stock Option Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2001, and incorporated herein by reference).

†10.5	Amendment No. 1 to the Alltrista Corporation 2001 Stock Option Plan (filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

†10.6	Jarden Corporation Amended and Restated 2003 Stock Incentive Plan (incorporated by reference from Annex C to the Company’s 2005 Definitive Proxy Statement with respect to the Company’s 2005 Annual Meeting of Stockholders, as filed with the Commission on March 9, 2005).

†10.7	Amendment No. 1 to the Jarden Corporation Amended and Restated 2003 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 19, 2007, and incorporated herein by reference).

†10.8	Jarden Corporation 2003 Employee Stock Purchase Plan (incorporated by reference from Annex C to the Company’s 2003 Definitive Proxy Statement with respect to the Company’s 2003 Annual Meeting of Stockholders, as filed with the Commission on March 28, 2003).

†10.9	Amendment No. 1 to the Jarden Corporation 2003 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on April 13, 2005, and incorporated herein by reference).

†10.10	Amendment No. 2 to the Jarden Corporation 2003 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on May 5, 2005, and incorporated herein by reference).

†10.11	Third Amended and Restated Employment Agreement, dated as of May 24, 2007, between the Company and Martin E. Franklin (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 25, 2007, and incorporated herein by reference).

†10.12	Third Amended and Restated Employment Agreement, dated as of May 24, 2007, between the Company and Ian G.H. Ashken (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on May 25, 2007, and incorporated herein by reference).

†10.13	Second Amended and Restated Employment Agreement between the Company and James E. Lillie, dated as of May 24, 2007 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on May 25, 2007, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
†10.14	Amended and Restated Employment Agreement between the Company and J. David Tolbert, dated as of January 9, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2009, and incorporated herein by reference).

†10.15	Employment Agreement between the Company and John E. Capps, dated as of May 24, 2007 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on May 25, 2007, and incorporated herein by reference).

†10.16	Employment Agreement between the Company and Richard T. Sansone, dated as of May 24, 2007 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on May 25, 2007, and incorporated herein by reference).

†10.17	Equity Vesting, Lock-Up and Amendment Agreement, dated as of November 7, 2007, by and between the Company and Martin E. Franklin (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 8, 2007, and incorporated herein by reference).

†10.18	Equity Vesting, Lock-Up and Amendment Agreement, dated as of November 7, 2007, by and between the Company and Ian G.H. Ashken (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on November 8, 2007, and incorporated herein by reference).

†10.19	Equity Vesting, Lock-Up and Amendment Agreement, dated as of November 7, 2007, by and between the Company and James E. Lillie (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on November 8, 2007, and incorporated herein by reference).

†10.20	Equity Vesting, Lock-Up and Amendment Agreement, dated as of November 7, 2007, by and between the Company and J. David Tolbert (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on November 8, 2007, and incorporated herein by reference).

†10.21	Equity Vesting, Lock-Up and Amendment Agreement, dated as of November 7, 2007, by and between the Company and John E. Capps (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on November 8, 2007, and incorporated herein by reference).

†10.22	Equity Vesting, Lock-Up and Amendment Agreement, dated as of November 7, 2007, by and between the Company and Richard T. Sansone (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on November 8, 2007, and incorporated herein by reference).

†10.23	Restricted Stock Award Agreement, dated as of May 24, 2007, between the Company and Martin E. Franklin (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on May 25, 2007, and incorporated herein by reference).

†10.24	Restricted Stock Award Agreement, dated as of May 24, 2007, between the Company and Ian G.H. Ashken (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Commission on May 25, 2007, and incorporated herein by reference).

†10.25	Restricted Stock Award Agreement, dated as of May 24, 2007, between the Company and James E. Lillie (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Commission on May 25, 2007, and incorporated herein by reference).

†10.26	Restricted Stock Award and Amendment Agreement, dated January 13, 2009, between the Company and Martin E. Franklin (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2008, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
†10.27	Restricted Stock Award and Amendment Agreement, dated January 13, 2009, between the Company and Ian G.H. Ashken (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2008, and incorporated herein by reference).

†10.28	Restricted Stock Award and Amendment Agreement, dated January 13, 2009, between the Company and James E. Lillie (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2008, and incorporated herein by reference).

10.29	Credit Agreement, dated as of January 24, 2005, among Jarden Corporation, as the borrower, Canadian Imperial Bank of Commerce, as administrative agent, Citicorp USA, Inc., as syndication agent, and Bank of America, N.A., National City Bank of Indiana and SunTrust Bank, as co-documentation agents, and Citigroup Global Markets Inc. and CIBC World Markets Corp., as joint-lead arrangers and joint book-running managers, and the lenders and letters of credit issuers parties thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2005, and incorporated herein by reference).

10.30	Pledge and Security Agreement, dated as of January 24, 2005, by and among Jarden Corporation and the several subsidiary grantors signatories thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2005, and incorporated herein by reference).

10.31	Guaranty, dated as of January 24, 2005, of the several subsidiary guarantors signatories thereto (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2005, and incorporated herein by reference).

10.32	Amendment No. 1 to the Credit Agreement dated April 11, 2005 by and among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 13, 2005, and incorporated herein by reference).

10.33	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on April 13, 2005, and incorporated herein by reference).

10.34	Amendment No. 2 to the Credit Agreement and Amendment No. 1 to Pledge and Security Agreement dated July 18, 2005 by and among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 20, 2005, and incorporated herein by reference).

10.35	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 20, 2005, and incorporated herein by reference).

10.36	Amendment No. 3 to the Credit Agreement dated December 21, 2005 by and among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 9, 2006, and incorporated herein by reference).

10.37	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 9, 2006, and incorporated herein by reference).

10.38	Amendment No. 4 to the Credit Agreement dated February 24, 2006 by and among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.53 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 9, 2006, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
10.39	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 9, 2006, and incorporated herein by reference).

10.40	Amendment No. 5 to the Credit Agreement and Amendment No. 2 to Pledge and Security Agreement dated August 23, 2006 by and among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on October 27, 2006, and incorporated herein by reference).

10.41	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on October 27, 2006, and incorporated herein by reference).

10.42	Amendment No. 6 to the Credit Agreement dated December 14, 2006 by and among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 19, 2006, and incorporated herein by reference).

10.43	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on December 19, 2006, and incorporated herein by reference).

10.44	Amendment No. 7 to Credit Agreement and Amendment No. 3 to Pledge and Security Agreement dated February 13, 2007, among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2007 and incorporated herein by reference).

10.45	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2007 and incorporated herein by reference).

10.46	Amendment No. 8 to Credit Agreement dated August 8, 2007, among the Company, Lehman Commercial Paper Inc., as Administrative Agent and other parties thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 14, 2007 and incorporated herein by reference).

10.47	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 14, 2007 and incorporated herein by reference).

10.48	Amendment No. 9 to Credit Agreement, dated as of May 23, 2008, among Jarden Corporation, Lehman Commercial Paper, Inc., as administrative agent, Citicorp USA, Inc., as syndication agent, and each incremental lender identified on the signature pages thereto (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 31, 2008, and incorporated herein by reference).

10.49	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 31, 2008, and incorporated herein by reference).

10.50	Amendment No. 10 to Credit Agreement and Amendment No. 4 to Pledge and Security Agreement dated January 29, 2009, among Jarden Corporation, Lehman Commercial Paper, Inc., as administrative agent, Citicorp USA, Inc., as syndication agent, and each incremental lender identified on the signature pages thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 4, 2009, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
10.51	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 4, 2009, and incorporated herein by reference).

10.52	Amended and Restated Loan Agreement, dated as of August 8, 2007, by and among Jarden Receivables LLC, as borrower, Jarden Corporation, as initial servicer, Three Pillars Funding LLC, as lender, and SunTrust Robinson Humphrey, Inc., as administrator (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on August 14, 2007, and incorporated herein by reference).

10.53	Amendment No. 1 to the amended and restated Loan Agreement, dated as of November 16, 2007, by and among Jarden Receivables LLC, as borrower, Jarden Corporation, as initial servicer, Three Pillars Funding LLC, as lender, and Suntrust Robinson Humphreys, Inc., as administrator (filed as Exhibit 10.78 to the Company’s Annual Report on Form 10-Q filed with the Commission on February 25, 2008, and incorporated herein by reference).

10.54	Amendment No. 2 to the Amended and Restated Loan Agreement, dated as of January 15, 2008, by and among Jarden Receivables LLC, as borrower, Jarden Corporation, as initial servicer, Three Pillars Funding LLC, as lender, and SunTrust Robinson Humphreys, Inc., as administrator (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 31, 2008, and incorporated herein by reference).

10.55	Amendment No. 3 to the Amended and Restated Loan Agreement, dated as of July 14, 2008, by and among Jarden Receivables LLC, as borrower, Jarden Corporation, as initial servicer, Three Pillars Funding LLC, as lender, and SunTrust Robinson Humphreys, Inc., as administrator (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 18, 2008, and incorporated herein by reference).

10.56	Amended and Restated Receivables Contribution and Sale Agreement, dated as of August 8, 2007, by and among the originators party thereto, and Jarden Receivables LLC, as buyer (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on August 14, 2007, and incorporated herein by reference).

10.85	Amended and Restated Lender Note, dated as of August 8, 2007, executed by Jarden Receivables, LLC, as borrower, in favor of Three Pillars Funding LLC, as lender (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on August 14, 2007, and incorporated herein by reference).

10.57	Performance Undertaking, dated August 8, 2007, executed by Jarden Corporation, as performance guarantor, in favor of Jarden Receivables LLC, as beneficiary (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with Commission on August 14, 2007, and incorporated herein by reference).

10.58	Form of 7 1/2% Senior Subordinated Note due 2017 (filed as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2007 and incorporated herein by reference).

10.59	Letter Agreement, dated as of April 16, 2008, between Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII C.V. I, WP-WPVIII Investors, L.P. and Jarden Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 17, 2008, and incorporated herein by reference).

*12.1	Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Company.

Exhibit Number	Description of Exhibit
*23.1	Consent of Independent Registered Public Accounting Firm.

*23.2	Consent of Independent Registered Public Accounting Firm.

*24.1	Power of Attorney (included on the signature page hereto).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
†	This Exhibit represents a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JARDEN CORPORATION
(Registrant)

By:	/S/ MARTIN E. FRANKLIN
Martin E. Franklin Chairman and Chief Executive Officer February 23, 2009

We, the undersigned directors and officers of Jarden Corporation, hereby severally constitute Martin E. Franklin and Ian G.H. Ashken, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

/S/ MARTIN E. FRANKLIN Martin E. Franklin	Chairman and Chief Executive Officer (Principal Executive Officer)	February 23, 2009

/S/ IAN G.H. ASHKEN Ian G.H. Ashken	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	February 23, 2009

/S/ RICHARD T. SANSONE Richard T. Sansone	Principal Accounting Officer	February 23, 2009

/S/ RENÉ-PIERRE AZRIA René-Pierre Azria	Director	February 23, 2009

/S/ MICHAEL GROSS Michael Gross	Director	February 23, 2009

/S/ RICHARD HECKMANN Richard Heckmann	Director	February 23, 2009

/S/ DOUGLAS W. HUEMME Douglas W. Huemme	Director	February 23, 2009

/S/ RICHARD L. MOLEN Richard L. Molen	Director	February 23, 2009

/S/ IRWIN D. SIMON Irwin D. Simon	Director	February 23, 2009

/S/ ROBERT L. WOOD Robert L. Wood	Director	February 23, 2009

Schedule II

JARDEN CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in millions)

	Balance at beginning of period	Charges to costs and expense	Deductions from reserves	Other(2)	Balance at end of period
Reserves against accounts receivable(1):
2008	$(72.3)	$(67.8)	$76.9	$(2.0)	$(65.2)
2007	(47.3)	(66.1)	42.2	(1.1)	(72.3)
2006	(41.2)	(60.8)	48.9	5.8	(47.3)

(1)	Principally consisting of reserves for uncollectable accounts and sales returns and allowances.
(2)	Principally consisting of foreign currency translation.

JARDEN CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

EXHIBIT INDEX

Copies of exhibits incorporated by reference can be obtained from the Commission and are located in Commission File No. 001-13665.

Exhibit Number	Description of Exhibit
*3.6	Amendment No. 1 to the Amended and Restated Bylaws of the Company.

*12.1	Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm.

*23.2	Consent of Independent Registered Public Accounting Firm.

*24.1	Power of Attorney (included on the signature page hereto).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
†	This Exhibit represents a management contract or a compensatory plan.