Form 10-Q
period 2009-03-31
JARDEN CORP
filed 2009-04-27
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 20, 2009
Common Stock, par value $0.01 per share	76,413,688 shares

JARDEN CORPORATION

Quarterly Report on Form 10-Q

For the three months ended March 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share amounts)

	Three months ended March 31,
	2009	2008
Net sales	$1,138.9	$1,217.4
Cost of sales	846.6	889.6

Gross profit	292.3	327.8
Selling, general and administrative expenses (including stock-based compensation of $9.1 and $6.0 for the three months ended March 31, 2009 and 2008, respectively)	228.4	259.8
Reorganization and acquisition-related integration costs, net	12.2	10.7

Operating earnings	51.7	57.3
Interest expense, net	36.2	46.2

Income before taxes	15.5	11.1
Income tax provision	6.6	6.4

Net income	$8.9	$4.7

Earnings per share:
Basic	$0.12	$0.06
Diluted	$0.12	$0.06
Weighted average shares outstanding:
Basic	75.3	75.0
Diluted	75.9	76.2

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)

	March 31, 2009	December 31, 2008
Assets:
Cash and cash equivalents	$267.0	$392.8
Accounts receivable, net of allowances of $59.5 and $65.2 at March 31, 2009 and December 31, 2008, respectively	876.5	894.1
Inventories	1,121.9	1,180.4
Deferred taxes on income	157.2	147.3
Prepaid expenses and other current assets	115.4	114.5

Total current assets	2,538.0	2,729.1

Property, plant and equipment, net	498.6	506.9
Goodwill	1,491.4	1,476.1
Intangibles, net	934.5	936.6
Other assets	76.3	78.3

Total assets	$5,538.8	$5,727.0

Liabilities:
Short-term debt and current portion of long-term debt	$331.6	$431.4
Accounts payable	373.5	422.1
Accrued salaries, wages and employee benefits	119.2	142.0
Taxes on income	14.3	22.7
Other current liabilities	323.2	336.2

Total current liabilities	1,161.8	1,354.4

Long-term debt	2,434.4	2,436.9
Deferred taxes on income	234.4	232.8
Other non-current liabilities	328.5	318.7

Total liabilities	4,159.1	4,342.8

Contingencies (see Note 9)	—	—
Stockholders’ equity:
Preferred stock ($0.01 par value, 5.0 shares authorized, no shares issued at March 31, 2009 and December 31, 2008)	—	—
Common stock ($0.01 par value, 150 shares authorized, 78.4 shares issued at March 31, 2009 and December 31, 2008)	0.8	0.8
Additional paid-in capital	1,259.1	1,264.1
Retained earnings	238.4	229.5
Accumulated other comprehensive income	(69.1)	(51.8)
Less: Treasury stock (2.5 and 2.8 shares, at cost, at March 31, 2009 and December 31, 2008, respectively)	(49.5)	(58.4)

Total stockholders’ equity	1,379.7	1,384.2

Total liabilities and stockholders’ equity	$5,538.8	$5,727.0

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$8.9	$4.7
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	30.4	29.1
Other non-cash items	1.9	1.4
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	4.1	67.0
Inventory	51.3	(85.3)
Accounts payable	(50.0)	6.7
Other assets and liabilities	(45.2)	(55.1)

Net cash provided by (used in) operating activities	1.4	(31.5)

Cash flows from financing activities:
Net change in short-term debt	(95.7)	87.0
Payments on long-term debt	(4.3)	(11.8)
Proceeds from issuance of stock, net of transaction fees	—	1.8
Repurchase of common stock and shares tendered for taxes	(0.5)	(10.5)
Other	—	(2.6)

Net cash provided by (used in) financing activities	(100.5)	63.9

Cash flows from investing activities:
Additions to property, plant and equipment	(21.1)	(22.1)
Acquisition of businesses and consideration, net of cash acquired	(3.7)	(2.5)
Investments and other	—	(6.8)

Net cash used in investing activities	(24.8)	(31.4)

Effect of exchange rate changes on cash and cash equivalents	(1.9)	5.9

Net increase (decrease) in cash and cash equivalents	(125.8)	6.9
Cash and cash equivalents at beginning of period	392.8	220.5

Cash and cash equivalents at end of period	$267.0	$227.4

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Jarden Corporation (the “Company” or “Jarden”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all adjustments that are, in the opinion of management, normal and recurring and necessary for a fair presentation of the results for the interim period. The Condensed Consolidated Balance Sheet at December 31, 2008 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2008. All significant intercompany transactions have been eliminated in consolidation. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year.

Certain reclassifications have been made in the Company’s financial statements of the prior year to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

Adoption of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Effective January 1, 2008, the Company adopted the provisions of SFAS 157 related to financial assets and liabilities, as well as other assets and liabilities carried at fair value on a recurring basis. These provisions were applied prospectively and did not have a material affect on the consolidated financial position, results of operations or cash flows of the Company (see Note 8 for SFAS 157 disclosures related to financial assets and liabilities). Effective January 2009, the Company adopted the provisions of SFAS 157 related to other nonfinancial assets and liabilities. The adoption of these provisions did not have a material affect on the consolidated financial position, results of operations or cash flows of the Company and these provisions will be applied prospectively for the fair value measurement of non-financial assets.

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 significantly changes the financial accounting and reporting for noncontrolling (or minority) interests in consolidated financial statements. The provisions of SFAS 160 in part; establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary; clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements; establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation; requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated; and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 effective January 2009 did not have a material affect on the consolidated financial position, results of operations or cash flows of the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires that a Company with derivative instruments disclose information to enable users of the financial statements to understand: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. As such, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities (see Note 7 for disclosures related to the adoption of SFAS 161), the adoption of SFAS 161 effective January 2009 did not affect the consolidated financial position, results of operations or cash flows of the Company.

New Accounting Standards

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 132(R)-1 (“FSP 132(R)-1”), “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP 132(R)-1 requires that information about plan assets be disclosed, on an annual basis, based on the fair value disclosure requirements of SFAS 157. The Company would be required to separate plan assets into the three fair value hierarchy levels and provide a rollforward of the changes in fair value of plan assets classified as Level 3, as defines by SFAS 157. The disclosures about plan assets required by this FSP 132(R)-1 are effective for fiscal years ending after December 15, 2009. Since FSP 132(R)-1 requires only additional disclosures concerning plan assets, the adoption of FSP 132(R)-1 will not affect the consolidated financial position, results of operations or cash flows of the Company.

2. Inventories

Inventories are comprised of the following at March 31, 2009 and December 31, 2008:

(in millions)	March 31, 2009	December 31, 2008
Raw materials and supplies	$225.9	$214.8
Work in process	58.7	54.5
Finished goods	837.3	911.1

Total inventories	$1,121.9	$1,180.4

3. Property, Plant and Equipment

Property, plant and equipment, net, consist of the following at March 31, 2009 and December 31, 2008:

(in millions)	March 31, 2009	December 31, 2008
Land	$36.5	$36.6
Buildings	199.2	208.7
Machinery and equipment	720.2	697.8

	955.9	943.1
Less: Accumulated depreciation	(457.3)	(436.2)

Total property, plant and equipment, net	$498.6	$506.9

Depreciation of property, plant and equipment for the three months ended March 31, 2009 and 2008 was $26.5 and $25.1, respectively.

4. Goodwill and Intangibles

Goodwill activity for the three months ended at March 31, 2009 is as follows:

(in millions)	Net Book Value at December 31, 2008	Additions	Foreign Exchange and Other Adjustments	Net Book Value at March 31, 2009
Outdoor Solutions	$625.6	$11.2	$—	$636.8
Consumer Solutions	481.1	4.5	(0.2)	485.4
Branded Consumables	347.8	—	(0.2)	347.6
Process Solutions	21.6	—	—	21.6

Total	$1,476.1	$15.7	$(0.4)	$1,491.4

Intangibles activity for the three months ended at March 31, 2009 is as follows:

(in millions)	Gross Carrying Amount at December 31, 2008	Additions	Accumulated Amortization and Foreign Exchange	Net Book Value at March 31, 2009	Amortization Periods (years)
Patents	$5.6	$—	$(0.6)	$5.0	12-30
Non-compete agreements	1.7	—	(1.4)	0.3	3-5
Manufacturing process and expertise	30.9	—	(17.5)	13.4	3-7
Brand names	1.9	—	(0.4)	1.5	4-10
Customer relationships and distributor channels	143.9	—	(18.3)	125.6	10-25
Trademarks and tradenames	787.2	1.9	(0.4)	788.7	indefinite

Total	$971.2	$1.9	$(38.6)	$934.5

Amortization of intangibles for the three months ended March 31, 2009 and 2008 was $3.9 and $4.0, respectively.

5. Warranty Reserve

The warranty reserve activity for the three months ended March 31, 2009 is as follows:

(in millions)	2009
Warranty reserve at January 1,	$78.2
Acquisitions and other adjustments	(0.3)
Provisions for warranties issued, net	27.4
Warranty claims paid	(37.4)

Warranty reserve at March 31,	$67.9

6. Debt

Debt is comprised of the following at March 31, 2009 and December 31, 2008:

(in millions)	March 31, 2009	December 31, 2008
Senior Credit Facility Term Loans	$1,667.6	$1,671.9
7 1/2% Senior Subordinated Notes due 2017	650.0	650.0
Securitization Facility due 2009	250.0	250.0
Revolving Credit Facility	—	130.2
2% Subordinated Note due 2012	96.3	96.1
5% Convertible Debentures due 2010	3.0	3.0
Non-U.S. borrowings	91.1	59.0
Other	8.0	8.1

Total debt	2,766.0	2,868.3

Less: current portion	(331.6)	(431.4)

Total long-term debt	$2,434.4	$2,436.9

On April 24, 2009, the Company entered into an amendment, effective as of April 28, 2009, to its senior credit facility to, among other things, allow for the issuance of senior unsecured indebtedness and to extend the maturity of a portion of the existing revolver facility to January 24, 2012 subject to future approval from extending lenders.

7. Derivative Financial Instruments

From time to time the Company enters into derivative transactions to hedge its exposures to interest rate, foreign currency rate and commodity price fluctuations. The Company does not enter into derivative transactions for trading purposes.

Interest Rate Contracts

The Company manages its fixed and floating rate debt mix using interest rate swaps. The Company will enter into fixed and floating rate swaps to alter its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest. Although there are no floating rate swaps currently outstanding, the Company may use floating rate swaps, depending on market conditions, to convert the fixed rates of long-term debt into short-term variable rates. Fixed rate swaps are used to reduce the Company’s risk of the possibility of increased interest costs. Interest rate swap contracts are therefore used by the Company to separate interest rate risk management from the debt funding decision.

During March 2009, the Company entered into a $250 notional amount swap agreement that exchanges variable interest rates (LIBOR) for a 1.88% fixed rate of interest over the term of the agreement. This swap, which matures on December 31, 2011, is effective commencing September 30, 2009. The Company has designated this swap as a cash flow hedge of the interest rate risk attributable to forecasted variable interest (LIBOR) payments.

At March 31, 2009, the Company had $900 of notional amount outstanding in swap agreements that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (“AOCI”).

At March 31, 2009, the Company had outstanding a $40 notional amount swap agreement that exchanges a variable interest rate (LIBOR) for fixed rate of interest over the term of the agreement that is not designated as an effective hedge for accounting purposes and the fair market value gains or losses are included in the results of operations and are classified in selling, general and administrative expenses (“SG&A”). This swap, which matures June 30, 2010, was assumed in a prior year acquisition.

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain U.S. dollar-based debt of foreign subsidiaries. At March 31, 2009, the Company had a $27.5 notional amount cross-currency swap outstanding that exchanges Canadian dollars for U.S. dollars. This swap exchanges the variable interest rate bases of the U.S. dollar balance (3-month U.S. LIBOR plus a spread of 175 basis points) and the equivalent Canadian dollar balance (3-month CAD BA plus a spread of 192 basis points). This swap is designated as fair value hedge on a U.S dollar based term loan of a Canadian subsidiary. Changes in the fair market value of this cross-currency swap are recorded as an offset to the corresponding long-term debt.

Forward Foreign Currency Contracts

The Company uses forward foreign currency contracts (“foreign currency contracts”) to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statement of operations as the underlying hedged item. At March 31, 2009, the Company had approximately $263 notional amount of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases and sales.

At March 31, 2009, the Company had outstanding approximately $123 notional amount of foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through 2010. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

From time to time the Company enters into commodity-based derivatives in order to mitigate the impact that the rising price of these commodities has on the cost of certain of the Company’s raw materials. These derivatives provide the Company with maximum cost certainty, and in certain instances allow the Company to benefit should the cost of the commodity fall below certain dollar levels. These derivatives are not designated as effective hedges for accounting purposes. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

The following tables provide details (on a pretax basis) regarding the Company’s derivative financial instruments at March 31, 2009:

	March 31, 2009
	Fair Value of Derivatives
(in millions)	Asset (1)	Liability (1)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$—	$24.8
Foreign currency contracts	14.5	4.0
Fair value hedges:
Cross-currency swaps	1.2	—

Subtotal	15.7	28.8

Derivatives not designated as effective hedges:
Interest rate swaps	—	1.8
Foreign currency contracts	1.7	0.7
Commodity contracts	—	4.3

Subtotal	1.7	6.8

Total	$17.4	$35.6

(1) Consolidated Balance Sheet location:
Asset: Other non-current assets
Liability: Other non-current liabilities

	Three Months Ended March 31, 2009
(in millions)	Gain/(Loss) Recognized in OCI (a) (effective portion)	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income (b)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$4.4	$1.6	$—
Foreign currency contracts	6.6	7.4	0.3

Total	$11.0	$9.0	$0.3

Location of gain/(loss) in the Consolidated Statement of Income:
Sales		$0.1	$—
Cost of Sales		7.3	—
SG&A		—	0.3

Total		$7.4	$0.3

(a)	Other Comprehensive Income (“OCI”)
(b)	Represents portion excluded from effectiveness testing

Three Months Ended March 31, 2009	Gain/(Loss) Recognized in Income (c)
(in millions)
Derivatives not designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$0.3
Foreign currency contracts	1.6
Commodity contracts	2.0

Total	$3.9

(c) Classified in SG&A

8. Fair Value Measurements

SFAS 157 defines three levels of inputs that may be used to measure fair value and requires that the assets or liabilities carried at fair value be disclosed by the input level under which they were valued. The input levels defined under SFAS 157 are as follows:

Level 1:	Quoted market prices in active markets for identical assets and liabilities.

Level 2:	Observable inputs other than defined in Level 1, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3:	Unobservable inputs that are not corroborated by observable market data.

The following tables summarize assets and liabilities that are measured at fair value on a recurring basis at March 31, 2009 and December 31, 2008:

	March 31, 2009
	Fair Value Asset (Liability)
(in millions)	Level 1	Level 2	Total
Derivatives:
Assets	$—	$8.3	$8.3
Liabilities	—	(26.5)	(26.5)
Available for sale securities	15.1	—	15.1

	December 31, 2008
	Fair Value Asset (Liability)
(in millions)	Level 1	Level 2	Total
Derivatives:
Assets	$—	$7.8	$7.8
Liabilities	—	(33.8)	(33.8)
Available for sale securities	14.8	—	14.8

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

Due to the uncertainty described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of March 31, 2009.

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

The Company and/or its subsidiaries are therefore party to various personal injury and property damage lawsuits relating to their products and incidental to its business. Annually, the Company sets its product liability insurance program, which is an occurrence-based program, based on the Company and its subsidiaries’ current and historical claims experience and the availability and cost of insurance. The Company’s product liability insurance program generally includes a self-insurance retention per occurrence.

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

10. Stockholders’ Equity

On April 21, 2009, the Company announced an equity offering of 12 million newly issued shares of common stock. The offering, which is subject to customary closing conditions, is expected to result in net proceeds to the Company of approximately $203. The proceeds will be used for general corporate purposes, which may include the reduction of outstanding debt.

On November 19, 2008, the Board of Directors (the “Board”) of the Company declared a dividend of one preferred share purchase right (a “Right”) in connection with its adoption of a Rights Agreement dated as of November 19, 2008, for each outstanding share of common stock of the Company on December 1, 2008 (the “Record Date”). Each share of common stock issued after the Record Date will be issued with an attached Right. The Rights had an original expiration date of November 19, 2011. In April 2009, the Board approved an acceleration of the termination date to November 18, 2009.

11. Earnings Per Share

The computations of the weighted average shares outstanding for the three months ended March 31, 2009 and 2008 are as follows:

	Three months ended March 31,
(in millions)	2009	2008
Weighted average shares outstanding:
Basic	75.3	75.0
Dilutive share-based awards	0.6	1.2

Diluted	75.9	76.2

Stock options and warrants to purchase 4.1 million and 3.2 million shares of the Company’s common stock at March 31, 2009 and 2008, respectively, had exercise prices that exceeded the average market price of the Company’s common stock for the three months ended March 31, 2009 and 2008, respectively. As such, these share-based awards did not affect the computation of diluted earnings per share.

12. Comprehensive Income

The components of comprehensive income for the three months ended March 31, 2009 and 2008 are as follows:

	Three months ended March 31,
(in millions)	2009	2008
Net income	$8.9	$4.7
Derivative financial instruments	1.0	(15.1)
Unrealized gain on investment	0.2	0.2
Cumulative translation adjustment	(19.1)	31.8
Accrued benefit cost	0.6	(0.3)

Comprehensive income (loss)	$(8.4)	$21.3

13. Employee Benefit Plans

The components of pension and postretirement benefit expense for the three months ended March 31, 2009 and 2008 are as follows:

	Pension Benefits
	Three months ended March 31,
	2009			2008
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$—	$0.2	$0.2	$0.1	$0.2	$0.3
Interest cost	4.6	0.4	5.0	4.6	0.5	5.1
Expected return on plan assets	(3.1)	(0.2)	(3.3)	(4.7)	(0.3)	(5.0)
Amortization, net	1.2	—	1.2	—	—	—

Net periodic cost	$2.7	$0.4	$3.1	$—	$0.4	$0.4

	Postretirement Benefits
	Three months ended March 31,
(in millions)	2009	2008
Service cost	$—	$0.1
Interest cost	0.1	0.2
Amortization, net	(0.2)	(0.3)

Net periodic cost	$(0.1)	$—

14. Reorganization and Acquisition-Related Integration Costs

Reorganization and acquisition-related integration costs (collectively, “reorganization costs”) for the three months ended March 31, 2009 and 2008 are as follows:

	Three months ended March 31, 2009
(in millions)	Employee Terminations	Other Charges	Impairment	Total
Charged to Results of Operations:
Outdoor Solutions	$5.4	$4.0	$—	$9.4
Consumer Solutions	2.8	—	—	2.8

Total	$8.2	$4.0	$—	$12.2

	Three months ended March 31, 2008
(in millions)	Employee Terminations	Other Charges	Impairment	Total
Charged to Results of Operations:
Outdoor Solutions	$3.3	$3.7	$—	$7.0
Branded Consumables	0.5	0.7	—	1.2
Process Solutions	1.3	0.2	—	1.5
Corporate	—	1.0	—	1.0

Subtotal	5.1	5.6	—	10.7
Capitalized as a Cost of Acquisition:
Outdoor Solutions	0.3	—	—	0.3

Total	$5.4	$5.6	$—	$11.0

Capitalized Reorganization Costs

In connection with the acquisition of K2 Inc. (“K2”) in 2007, management approved and initiated plans to restructure the operations of K2. These plans were contemplated at the time of acquisition and include, in part, the elimination of certain duplicative functions and vacating redundant facilities in order to reduce the combined cost structure of the Company. The capitalized costs incurred during 2008 primarily relate to workforce reductions associated with the elimination of duplicative functions and other exit costs resulting from the acquisition of K2 (the “Acquisition”). These costs are recognized as a liability assumed in the Acquisition and are included in the allocation of the cost to acquire K2 and are accrued within the Outdoor Solutions segment.

Outdoor Solutions Segment Reorganization

During 2009, the Company initiated plans to rationalize the overall cost structure of the Outdoor Solutions segment through headcount reductions and facility consolidation. During 2007, the Company initiated plans to integrate certain businesses acquired from K2 and Pure Fishing, Inc. (“Pure Fishing”). The plans include, in part, facility closings and headcount reductions. Employee termination charges for the three months ended March 31, 2009 and 2008 relate to the implementation of these initiatives.

For the three months ended March 31, 2009, other charges include lease and moving costs ($0.9), contract termination fees ($0.5), professional fees ($0.7) and other costs ($1.9). For the three months ended March 31, 2008, other charges, which result from the integration of K2 and Pure Fishing, include contract termination fees ($1.9), professional fees ($1.0) and other costs ($0.8), which are comprised primarily of moving costs.

As of March 31, 2009, $6.0 of severance and other employee benefit-related costs and $5.8 of other costs (primarily lease obligations) remain accrued for reorganization initiatives in the Outdoor Solutions segment.

Consumer Solutions Segment Reorganization

During 2009, the Company initiated plans to rationalize the overall cost structure of the Consumer Solutions segment through headcount reductions. Employee termination charges for the three months ended March 31, 2009 relate to this plan.

As of March 31, 2009, $10.8 of costs (primarily lease obligations) remain accrued for reorganization initiatives in the Consumer Solutions segment.

Branded Consumables Segment Reorganization

In 2007, the Company initiated a plan to consolidate certain non-manufacturing processes across the Branded Consumables segment platform. This plan includes headcount reduction and facility consolidation. Prior to 2007, the Company implemented a strategic plan to reorganize the Branded Consumables segment to facilitate long-term cost savings and improve management and reporting capabilities. Specific cost savings initiatives include the utilization of certain shared distribution and warehousing services and information systems platforms and outsourcing the manufacturing of certain kitchen products. Employee termination charges for the three months ended March 31, 2008 primarily relate to these plans and all employees under this plan have been terminated.

For the three months ended March 31, 2008, other charges primarily consist of professional fees.

Process Solutions Segment Reorganization

During 2007, the Company initiated a plan to consolidate manufacturing facilities related to the plastics business. The plan resulted in facility closures and headcount reductions. Employee termination charges for the three months ended March 31, 2008 primarily relate to this plan and all employees under this plan have been terminated.

Corporate Reorganization and Acquisition-Related Integration Costs

For the three months ended March 31, 2008, other charges ($1.0) are primarily due to the integration of certain corporate functions related to the Acquisition.

Accrued Reorganization Costs

Details and the activity related to reorganization costs as of and for the three months ended March 31, 2009 are as follows:

(in millions)	Accrual Balance at December 31, 2008	Reorganization Costs, net	Payments	Foreign Currency and Other	Accrual Balance at March 31, 2009
Severance and other employee-related	$12.3	$8.2	$(7.2)	$(0.2)	$13.1
Other costs	15.8	4.0	(4.0)	(1.1)	14.7

Total	$28.1	$12.2	$(11.2)	$(1.3)	$27.8

15. Segment Information

The Company reports four business segments: Outdoor Solutions, Consumer Solutions, Branded Consumables and Process Solutions. The Company’s sales are principally within the United States. The Company’s international operations are mainly based in Asia, Canada, Europe and Latin America.

In the Outdoor Solutions segment the Company manufactures and sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas and charcoal grills, lanterns and flashlights, propane fuel, sleeping bags, tents and water recreation products such as boats, kayaks and tow-behinds. The Outdoor Solutions segment also sells fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, softball, football, basketball, field hockey and lacrosse products are sold under brand names such as deBeer®, Gait by deBeer®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas™, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as Adio®, Ex Officio®, Marmot®, Planet Earth® and Zoot®.

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

Segment information as of and for the three months ended March 31, 2009 and 2008 is as follows:

	Three months ended March 31, 2009
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$591.3	$335.9	$159.2	$66.5	$(14.0)	$1,138.9	$—	$1,138.9

Segment earnings (loss) (1)	51.9	38.8	14.9	6.8	—	112.4	(20.9)	91.5
Adjustments to reconcile to reported operating earnings (loss):
Reorganization costs (1)	(9.4)	—	—	—	—	(9.4)	—	(9.4)
Depreciation and amortization	(15.9)	(6.8)	(4.7)	(2.8)	—	(30.2)	(0.2)	(30.4)

Operating earnings (loss)	$26.6	$32.0	$10.2	$4.0	$—	$72.8	$(21.1)	$51.7

Other segment data:
Total assets	$2,653.9	$1,694.5	$881.8	$216.3	$—	$5,446.5	$92.3	$5,538.8

	Three months ended March 31, 2008
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$658.3	$319.3	$169.1	$88.9	$(18.2)	$1,217.4	$—	$1,217.4

Segment earnings (loss)	59.2	37.1	13.8	9.1	—	119.2	(22.1)	97.1
Adjustments to reconcile to reported operating earnings (loss):
Reorganization costs	(7.0)	—	(1.2)	(1.5)	—	(9.7)	(1.0)	(10.7)
Depreciation and amortization	(15.2)	(6.5)	(4.2)	(3.0)	—	(28.9)	(0.2)	(29.1)

Operating earnings (loss)	$37.0	$30.6	$8.4	$4.6	$—	$80.6	$(23.3)	$57.3

(1)

The Company and its chief operating decision maker use “segment earnings” to measure segment operating performance. For the three months ended March 31, 2009, segment earnings for the Consumer Solutions segment includes $2.8 million of reorganization costs (see Note 14).

16. Condensed Consolidating Financial Statements

The Company’s 7 1/2% Senior Subordinated Notes are fully guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these Senior Subordinated Notes. Presented below is the condensed consolidating financial statements of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008.

Condensed Consolidating Statements of Income

	Three months ended March 31, 2009
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$755.0	$419.4	$(35.5)	$1,138.9
Costs and expenses	21.7	711.0	390.0	(35.5)	1,087.2

Operating (loss) earnings	(21.7)	44.0	29.4	—	51.7
Other expense, net	27.3	0.6	14.9	—	42.8
Equity in the income of subsidiaries	57.9	14.3	—	(72.2)	—

Net income (loss)	$8.9	$57.7	$14.5	$(72.2)	$8.9

	Three months ended March 31, 2008
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$773.7	$486.8	$(43.1)	$1,217.4
Costs and expenses	21.3	722.9	459.0	(43.1)	1,160.1

Operating (loss) earnings	(21.3)	50.8	27.8	—	57.3
Other expense, net	42.5	(5.7)	15.8	—	52.6
Equity in the income of subsidiaries	68.5	12.1	—	(80.6)	—

Net income (loss)	$4.7	$68.6	$12.0	$(80.6)	$4.7

Condensed Consolidating Balance Sheets

	As of March 31, 2009
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets	$74.1	$967.1	$1,510.6	$(13.8)	$2,538.0
Investment in subsidiaries	4,328.7	803.8	—	(5,132.5)	—
Non-current assets	149.1	3,397.8	350.5	(896.6)	3,000.8

Total assets	$4,551.9	$5,168.7	$1,861.1	$(6,042.9)	$5,538.8

Liabilities and stockholders’ equity:
Current liabilities	$84.6	$496.0	$585.2	(4.0)	$1,161.8
Non-current liabilities	3,087.6	396.5	419.6	(906.4)	2,997.3
Stockholders’ equity	1,379.7	4,276.2	856.3	(5,132.5)	1,379.7

Total liabilities and stockholders’ equity	$4,551.9	$5,168.7	$1,861.1	$(6,042.9)	$5,538.8

	As of December 31, 2008
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets	$239.6	$1,072.1	$1,421.7	$(4.3)	$2,729.1
Investment in subsidiaries	4,277.3	783.8	—	(5,061.1)	—
Non-current assets	150.4	3,395.8	286.2	(834.5)	2,997.9

Total assets	$4,667.3	$5,251.7	$1,707.9	$(5,899.9)	$5,727.0

Liabilities and stockholders’ equity:
Current liabilities	$215.2	$564.1	$578.5	(3.4)	$1.354.4
Non-current liabilities	3,067.9	463.0	292.9	(835.4)	2,988.4
Stockholders’ equity	1,384.2	4,224.6	836.5	(5,061.1)	1,384.2

Total liabilities and stockholders’ equity	$4,667.3	$5,251.7	$1,707.9	$(5,899.9)	$5,727.0

Condensed Consolidating Statements of Cash Flows

	Three months ended March 31, 2009
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(45.9)	$74.9	$(27.6)	$—	$1.4
Financing activities:
Net change in short-term debt	(129.5)	—	33.8	—	(95.7)
Proceeds (payments) from (to) intercompany transactions	4.2	(49.9)	45.7	—	—
Payments on long-term debt	(4.3)	—	—	—	(4.3)
Issuance (repurchase) of common stock, net	(0.5)	—	—	—	(0.5)

Net cash provided by (used in) financing activities	(130.1)	(49.9)	79.5	—	(100.5)

Investing Activities:
Additions to property, plant and equipment	(0.1)	(18.4)	(2.6)	—	(21.1)
Acquisition of business and consideration, net of cash acquired	(1.5)	(2.2)	—	—	(3.7)
Other	—	(0.7)	0.7	—	—

Net cash used in investing activities	(1.6)	(21.3)	(1.9)	—	(24.8)

Effect of exchange rate changes on cash	—	—	(1.9)	—	(1.9)

Net increase (decrease) in cash and cash equivalents	(177.6)	3.7	48.1	—	(125.8)
Cash and cash equivalents at beginning of period	211.8	7.9	173.1	—	392.8

Cash and cash equivalents at end of period	$34.2	$11.6	$221.2	$—	$267.0

	Three months ended March 31, 2008
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(562.3)	$531.4	$(0.6)	$—	$(31.5)
Financing activities:
Net change in short-term debt	54.3	—	32.7	—	87.0
Proceeds (payments) from (to) intercompany transactions	533.0	(513.7)	(19.3)	—	—
Proceeds from issuance of long-term debt	—	—	—	—	—
Payments on long-term debt	(11.7)	—	(0.1)	—	(11.8)
Issuance (repurchase) of common stock, net	(8.7)	—	—	—	(8.7)
Other	(0.1)	—	(2.5)	—	(2.6)

Net cash provided by (used in) financing activities	566.8	(513.7)	10.8	—	63.9

Investing Activities:
Additions to property, plant and equipment	(0.8)	(16.8)	(4.5)	—	(22.1)
Acquisition of business and consideration, net of cash acquired	(1.5)	—	(1.0)	—	(2.5)
Other	—	—	(6.8)	—	(6.8)

Net cash (used in) investing activities	(2.3)	(16.8)	(12.3)	—	(31.4)

Effect of exchange rate changes on cash	—	—	5.9	—	5.9

Net increase (decrease) in cash and cash equivalents	2.2	0.9	3.8	—	6.9
Cash and cash equivalents at beginning of period	59.3	10.7	150.5	—	220.5

Cash and cash equivalents at end of period	$61.5	$11.6	$154.3	$—	$227.4

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

The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the Company’s Forms 10-K, 10-Q and 8-K reports to the Securities and Exchange Commission. Please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for a list of factors which could cause the Company’s actual results to differ materially from those projected in the Company’s forward-looking statements and certain risks and uncertainties that may affect the operations, performance and results of the Company’s businesses. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

The following “Overview” section is a brief summary of the significant items addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). Investors should read the relevant sections of this MD&A for a complete discussion of the items summarized below.

Overview

The Company is a leading provider of a broad range of consumer products. The Company reports four business segments: Outdoor Solutions, Consumer Solutions, Branded Consumables and Process Solutions. The Company’s sales are principally within the United States. The Company’s international operations are mainly based in Asia, Canada, Europe and Latin America.

The Company seeks to grow the business by continuing its tradition of product innovation, new product introductions and providing the consumer with the experience and value they associate with the Company’s strong brand portfolio. The Company plans to leverage and expand its domestic and international distribution channels and increase brand awareness through co-branding and cross-selling initiatives, all while driving margin improvement.

In the Outdoor Solutions segment the Company manufactures and sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas and charcoal grills, lanterns and flashlights, propane fuel, sleeping bags, tents and water recreation products such as boats, kayaks and tow-behinds. The Outdoor Solutions segment also sells fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, softball, football, basketball, field hockey and lacrosse products are sold under brand names such as deBeer®, Gait by deBeer®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas™, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as Adio®, Ex Officio®, Marmot®, Planet Earth® and Zoot®.

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

Acquisitions

During 2009, the Company completed one tuck-in acquisition that by nature is complementary to the Company’s core businesses and from an accounting standpoint was not significant. The Company did not complete any acquisitions during 2008.

Results of Operations—Comparing 2009 to 2008

	Net Sales Three months ended March 31,
(in millions)	2009	2008
Outdoor Solutions	$591.3	$658.3
Consumer Solutions	335.9	319.3
Branded Consumables	159.2	169.1
Process Solutions	66.5	88.9
Intercompany eliminations	(14.0)	(18.2)

Total net sales	$1,138.9	$1,217.4

Net sales for the three months ended March 31, 2009 decreased $78.5 million, or 6.4%, to $1.1 billion versus the same prior year period. The overall decrease in net sales was primarily due to unfavorable foreign currency translation of approximately $54 million. Net sales in the Outdoor Solutions segment decreased $67.0 million or 10.2%, primarily as the result of unfavorable foreign currency translation (approximately $35 million) and declines in domestic and international sales resulting from overall economic weakness. Net sales in the Consumer Solutions segment increased $16.6 million or 5.2%, which was primarily due to: increased demand domestically, especially in the vacuum packaging and the personal care and wellness categories; increased demand and improved pricing internationally, primarily in Latin America; partially offset by unfavorable foreign currency translation (approximately $13 million). Net sales in the Branded Consumables segment decreased $9.9 million or 5.9%, which is mainly attributed to continued weakness at retail, primarily at domestic home improvement retailers, partially offset by improved sales of Ball® and Kerr® fresh preserving products. Net sales in the Process Solutions segment declined 25.2% on a year over year basis, primarily due to a reduction in the pass through pricing of commodities, particularly zinc, which declined approximately 42% during the first quarter of 2009 as compared to the same prior year period.

Cost of sales decreased $43.0 million to $847 million for the three months ended March 31, 2009 versus the same prior year period. Cost of sales as a percentage of net sales increased from 73.1% for the three months ended March 31, 2008 to 74.3% for the three months ended March 31, 2009. The change is primarily due to the sell through of higher cost inventory which was built in 2008 during the unprecedented rise in commodity prices.

Selling, general and administrative (“SG&A”) expenses decreased $31.4 million, or 12.1%, to $228 million for the three months ended March 31, 2009 versus the same prior year period. SG&A expense as a percentage of net sales for the three months ended March 31, 2009 and 2008 was 20.1% and 21.3%, respectively. The improvement is primarily due to the cost containment efforts initiated by the Company as a result of the current macroeconomic conditions.

Reorganization and acquisition-related integration costs, net, increased by $1.5 million to $12.2 million for the three months ended March 31, 2009 versus the same prior year period. The majority of these charges ($9.4 million) relate to plans initiated for 2009 to rationalize the overall cost structure of the Outdoor Solutions segment. The Company also recorded reorganization and acquisition-related integration costs ($2.8 million) during the three months ended March 31, 2009 within the Consumer Solutions segment for headcount reductions related to cost reduction initiatives.

Net interest decreased by $10.0 million to $36.2 million for the three months ended March 31, 2009 versus the same prior year period due to a decrease in the weighted average interest rate for 2009 to 5.3% from 6.7% in 2008. The decrease in the weighted average interest rate is due to a decline in short-term variable interest rates (LIBOR) combined with the maturity of $475 million notional amount of fixed rate interest rate swaps during the first quarter of 2009.

The Company’s effective tax rate for the three months ended March 31, 2009 was approximately 43%. The Company’s effective tax rate for the three months ended March 31, 2008 was approximately 58%. The increase from the statutory tax rate to the effective tax rate for the three months ended March 31, 2009 and 2008 results principally from U.S. tax expense recognized on undistributed foreign income recognized for U.S. tax purposes during the first quarter of 2009 and 2008.

Net income for the three months ended March 31, 2009 increased $4.2 million to $8.9 million versus the same prior year period. For the three months ended March 31, 2009 earnings per share were $0.12 per diluted share versus earnings of $0.06 per diluted share for the three months ended March 31, 2008. The increase in net income was primarily due to the aforementioned decreases in SG&A expense and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company believes that its cash and cash equivalents, cash generated from operations and the availability under the senior credit facility and the credit facilities of certain foreign subsidiaries as of March 31, 2009, provide sufficient liquidity to support working capital requirements, planned capital expenditures, completion of current and future reorganization and acquisition-related integration programs, pension plan contribution requirements and debt obligations for the foreseeable future.

Net cash provided by (used in) operating activities was $1.4 million and ($31.5 million) for the three months ended March 31, 2009 and 2008, respectively. The improvement is due primarily to lower interest expense and favorable working capital movements primarily resulting from disciplined inventory management.

Net cash used in financing activities for the three months ended March 31, 2009 was $101 million versus net cash provided by financing activities of $63.9 million for the same prior year period, respectively. The change is primarily due impact of the incremental net change in short-term debt on a year-over-year basis ($183 million).

Net cash used in investing activities for the three months ended March 31, 2009 and 2008 was $24.8 million versus $31.4 million, respectively. For the three months ended March 31, 2009, capital expenditures were $21.1 million versus $22.1 million for the same prior year period. The Company has historically maintained capital expenditures at less than 2% of net sales and expects that capital expenditures for 2009 will be consistent with this threshold. Additionally, for the three months ended March 31, 2009 and 2008, cash provided by (used in) investments and other was none and ($6.8 million), respectively.

CAPITAL RESOURCES

At March 31, 2009, the Company had cash and cash equivalents of $267 million. At March 31, 2009, there was no amount outstanding under the revolving credit portion of the Company’s senior credit facility (the “Facility”). At March 31, 2009, net availability under the Facility was approximately $160 million, after deducting approximately $25 million of outstanding letters of credit. The Company is required to pay commitment fees on the unused balance of the revolving credit facility. At March 31, 2009, the annual commitment fee on unused balances was 0.375%.

On April 24, 2009, the Company entered into an amendment, effective as of April 28, 2009, to its Facility to, among other things, allow for the issuance of senior unsecured indebtedness and to extend the maturity of a portion of the existing revolver facility to January 24, 2012 subject to future approval from extending lenders.

The Company has maintained a $250 million receivables purchase agreement (the “Securitization Facility”) since 2006, which is subject to annual renewal by both parties, bears interest at a margin over the commercial paper rate and is accounted for as a borrowing. Under the Securitization Facility, substantially all of the Company’s Outdoor Solutions, Consumer Solutions and Branded Consumables domestic accounts receivable are sold to a special purpose entity, Jarden Receivables, LLC (“JRLLC”), which is a wholly-owned consolidated subsidiary of the Company. JRLLC funds these purchases with borrowings under a loan agreement, secured by the accounts receivable. There is no recourse to the Company for the unpaid portion of any loans under this loan agreement. To the extent there is availability, the Securitization Facility will be drawn upon and repaid as needed to fund general corporate purposes. At March 31, 2009, the Securitization Facility was fully utilized with outstanding borrowings totaling $250 million. The Securitization Facility is reflected as a short-term borrowing on the Company’s balance sheet because of its annual term, which runs until July 2009. The Company currently intends to seek renewal of this Securitization Facility as it did in 2008; however, should it not be renewed, the Company will seek alternative financing.

Certain foreign subsidiaries of the Company maintain working capital lines of credits with their respective local financial institutions for use in operating activities. At March 31, 2009, the aggregate amount available under these lines of credit totaled approximately $94 million.

The Company was not in default of any of its debt covenants at March 31, 2009.

The Company maintains cash balances which at times may be significant, at various international subsidiaries. At March 31, 2009, approximately $52 million of this may be subject to certain availability restrictions. The Company does not believe that such restrictions will materially affect the Company’s liquidity, nor does the Company rely on these cash balances to fund operations outside of the country where the cash was generated.

On April 21, 2009, the Company announced an equity offering of 12 million newly issued shares of common stock. The offering, which is subject to customary closing conditions, is expected to result in net proceeds to the Company of approximately $203 million. The proceeds will be used for general corporate purposes, which may include the reduction of outstanding debt.

Risk Management

From time to time the Company enters into derivative transactions to hedge its exposures to interest rate and foreign currency fluctuations. The Company does not enter into derivative transactions for trading purposes.

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

Cash Flow Hedges

During March 2009, the Company entered into a $250 million notional amount swap agreement that exchanges variable interest rates (LIBOR) for a 1.88% fixed rate of interest over the term of the agreement. This swap, which matures which matures on December 31, 2011, is effective commencing September 30, 2009 and has a fixed rate of interest of 1.88%. The Company has designated this swap as a cash flow hedge of the interest rate risk attributable to forecasted variable interest (LIBOR) payments.

At March 31, 2009, the Company had approximately $900 million of notional amount outstanding in swap agreements that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income. The fair market value of these swaps was a liability of $24.8 million at March 31, 2009.

At March 31, 2009, the Company had outstanding a $40 million notional amount swap agreement that exchanges a variable interest rate (LIBOR) for fixed rate of interest over the term of the agreement that is not designated as an effective hedge for accounting purposes and the fair market value gains or losses are included in the results of operations. This swap matures June 30, 2010 and has a fixed rate of interest of 4.79%. The fair market value of this swap was a liability of $1.8 million at March 31, 2009

Fair Value Hedges

At March 31, 2009, the Company had a $27.5 million notional amount cross-currency swap outstanding that exchanges Canadian dollars for U.S. dollars. This swap exchanges the variable interest rate bases of the U.S. dollar balance (3-month U.S. LIBOR plus a spread of 175 basis points) and the equivalent Canadian dollar balance (3-month CAD BA plus a spread of 192 basis points). This swap is designated as fair value hedge on a U.S dollar based term loan of a Canadian subsidiary. The fair market value of this cross-currency swap March 31, 2009 was an asset of $1.2 million, with a corresponding offset to long-term debt.

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

At March 31, 2009, the Company had approximately $263 million notional amount of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases and sales and mature through 2010. At March 31, 2009, the fair market value of these contracts was a net asset of $10.5 million.

At March 31, 2008, the Company had outstanding approximately $123 million notional amount of foreign currency contracts that are not designated as effective hedges and have maturity dates through 2010. Fair market value gains or losses are included in the results of operations. The fair market value of these foreign currency contracts was a net asset of $1.0 million at March 31, 2009.

Commodity Derivatives

From time to time the Company enters into commodity-based derivatives in order to mitigate the impact that the rising price of these commodities has on the cost of certain of the Company’s raw materials. These derivatives provide the Company with maximum cost certainty, and in certain instances allow the Company to benefit should the cost of the commodity fall below certain dollar levels. These derivatives are not designated as effective hedges for accounting purposes. Fair market value gains or losses are included in the results of operations and as of March 31, 2009 their aggregate fair market value was a liability of $4.3 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Other than as discussed above, there have been no material changes from the information previously reported under Item 7A in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 4	Controls and Procedures

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

Due to the uncertainty described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of March 31, 2009.

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

The Company and/or its subsidiaries are therefore party to various personal injury and property damage lawsuits relating to their products and incidental to its business. Annually, the Company sets its product liability insurance program, which is an occurrence-based program, based on the Company and its subsidiaries’ current and historical claims experience and the availability and cost of insurance. The Company’s product liability insurance program generally includes a self-insurance retention per occurrence.

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

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 6.	Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit	Description
3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Jarden Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 15, 2005, and incorporated herein by reference).

3.4	Certificate of Designations of Series D Junior Participating Preferred Stock of Jarden Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 21, 2008, and incorporated herein by reference).

3.5	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 19, 2007, and incorporated herein by reference).

3.6	Amendment No. 1 to the Amended and Restated Bylaws of the Company (filed as Exhibit 3.6 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 23, 2009, and incorporated herein by reference).

10.1	Amended and Restated Employment Agreement between the Company and J. David Tolbert, dated as of January 9, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2009, and incorporated herein by reference).

10.2	Restricted Stock Award and Amendment Agreement, dated January 13, 2009, between the Company and Martin E. Franklin (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2009, and incorporated herein by reference).

10.3	Restricted Stock Award and Amendment Agreement, dated January 13, 2009, between the Company and Ian G.H. Ashken (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2009, and incorporated herein by reference).

10.4	Restricted Stock Award and Amendment Agreement, dated January 13, 2009, between the Company and James E. Lillie (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2009, and incorporated herein by reference).

10.5	Amendment No. 1 to Restricted Stock Award and Amendment Agreement, dated March 27, 2009, between the Company and Martin E. Franklin (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 27, 2009, and incorporated herein by reference).

10.6	Amendment No. 1 to Restricted Stock Award and Amendment Agreement, dated March 27, 2009, between the Company and James E. Lillie (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on March 27, 2009, and incorporated herein by reference).

10.7	Amendment No. 10 to Credit Agreement and Amendment No. 4 to Pledge and Security Agreement dated January 29, 2009, among Jarden Corporation, Lehman Commercial Paper, Inc., as administrative agent, Citicorp USA, Inc., as syndication agent, and each incremental lender identified on the signature pages thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 4, 2009, and incorporated herein by reference).

Exhibit	Description
10.8	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 4, 2009, and incorporated herein by reference).

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 27, 2009

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