Form 10-Q
period 2009-06-30
JARDEN CORP
filed 2009-07-28
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐                Small reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2009
Common Stock, par value $0.01 per share	88,479,000 shares

JARDEN CORPORATION

Quarterly Report on Form 10-Q

For the three and six months ended June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net sales	$1,269.7	$1,360.0	$2,408.6	$2,577.4
Cost of sales	913.3	979.2	1,759.9	1,868.8

Gross profit	356.4	380.8	648.7	708.6
Selling, general and administrative	240.7	256.5	469.1	516.3
Reorganization and acquisition-related integration costs, net	6.0	11.1	18.2	21.8

Operating earnings	109.7	113.2	161.4	170.5
Interest expense, net	38.8	42.6	75.0	88.8

Income before taxes	70.9	70.6	86.4	81.7
Income tax provision	26.0	27.6	32.6	34.0

Net income	$44.9	$43.0	$53.8	$47.7

Earnings per share:
Basic	$0.53	$0.57	$0.67	$0.63
Diluted	$0.53	$0.56	$0.67	$0.62
Weighted average shares outstanding:
Basic	84.4	75.3	79.9	75.2
Diluted	85.2	76.4	80.6	76.3

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)

	June 30, 2009	December 31, 2008
Assets:
Cash and cash equivalents	$626.2	$392.8
Accounts receivable, net of allowances of $56.1 and $65.2 at June 30, 2009 and December 31, 2008, respectively	810.1	894.1
Inventories	1,118.5	1,180.4
Deferred taxes on income	155.1	147.3
Prepaid expenses and other current assets	137.3	114.5

Total current assets	2,847.2	2,729.1

Property, plant and equipment, net	500.8	506.9
Goodwill	1,500.9	1,476.1
Intangibles, net	943.1	936.6
Other assets	82.0	78.3

Total assets	$5,874.0	$5,727.0

Liabilities:
Short-term debt and current portion of long-term debt	$287.7	$431.4
Accounts payable	415.7	422.1
Accrued salaries, wages and employee benefits	148.1	142.0
Taxes on income	22.6	22.7
Other current liabilities	326.4	336.2

Total current liabilities	1,200.5	1,354.4

Long-term debt	2,445.4	2,436.9
Deferred taxes on income	232.4	232.8
Other non-current liabilities	331.9	318.7

Total liabilities	4,210.2	4,342.8

Contingencies (see Note 9)	—	—
Stockholders’ equity:
Preferred stock ($0.01 par value, 5.0 shares authorized, no shares issued at June 30, 2009 and December 31, 2008)	—	—
Common stock ($0.01 par value, 150 shares authorized, 90.9 and 78.4 shares issued at June 30, 2009 and December 31, 2008, respectively)	0.9	0.8
Additional paid-in capital	1,470.4	1,264.1
Retained earnings	283.3	229.5
Accumulated other comprehensive income	(42.9)	(51.8)
Less: Treasury stock (2.4 and 2.8 shares, at cost, at June 30, 2009 and December 31, 2008, respectively)	(47.9)	(58.4)

Total stockholders’ equity	1,663.8	1,384.2

Total liabilities and stockholders’ equity	$5,874.0	$5,727.0

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$53.8	$47.7
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	61.7	58.9
Other non-cash items	19.3	25.7
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	87.1	98.2
Inventory	74.6	(123.0)
Accounts payable	(12.7)	21.5
Other assets and liabilities	(52.8)	(62.2)

Net cash provided by operating activities	231.0	66.8

Cash flows from financing activities:
Net change in short-term debt	(133.1)	48.7
Proceeds from issuance of long-term debt	292.2	25.0
Payments on long-term debt	(294.3)	(16.2)
Proceeds from issuance of stock, net of transaction fees	202.7	1.9
Repurchase of common stock and shares tendered for taxes	(0.5)	(10.9)
Debt issuance and settlements costs	(9.8)	(2.2)
Other	—	(2.5)

Net cash provided by financing activities	57.2	43.8

Cash flows from investing activities:
Additions to property, plant and equipment	(44.4)	(45.3)
Acquisition of businesses and consideration, net of cash acquired	(12.0)	(29.1)
Other	(4.3)	(7.4)

Net cash used in investing activities	(60.7)	(81.8)

Effect of exchange rate changes on cash	5.9	5.7

Net increase in cash and cash equivalents	233.4	34.5
Cash and cash equivalents at beginning of period	392.8	220.5

Cash and cash equivalents at end of period	$626.2	$255.0

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

Unless otherwise disclosed in the notes to the consolidated financial statements, the estimated fair value of financial assets and liabilities approximates carrying value. Subsequent events have been evaluated through the filing date (July 28, 2009) of these unaudited condensed consolidated financial statements.

Stock-based Compensation

Stock-based compensation costs, which are included in selling, general and administrative expenses, were $4.4 and $4.7 for the three months ended June 30, 2009 and 2008, respectively, and $13.5 and $10.7 for the six months ended June 30, 2009 and 2008, respectively.

Adoption of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Effective January 2008, the Company adopted the provisions of SFAS 157 related to financial assets and liabilities, as well as other assets and liabilities carried at fair value on a recurring basis. These provisions were applied prospectively and did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company (see Note 8 for SFAS 157 disclosures related to financial assets and liabilities). Effective January 2009, the Company adopted the provisions of SFAS 157 related to other nonfinancial assets and liabilities. The adoption of these provisions did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company and these provisions will be applied prospectively for the fair value measurement of non-financial assets.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 significantly changes the financial accounting and reporting for noncontrolling (or minority) interests in consolidated financial statements. The provisions of SFAS 160, in part, establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, clarify that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements, establish a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation; require that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and require expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160, effective January 2009, did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires that a company with derivative instruments disclose information to enable users of the financial statements to understand: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. As such, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities (see Note 7 for disclosures related to the adoption of SFAS 161), the adoption of SFAS 161, effective January 2009, did not affect the consolidated financial position, results of operations or cash flows of the Company.

In April 2009, the FASB issue FSP SFAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1”). FSP SFAS 107-1, which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires publicly-traded companies, as defined in APB Opinion No. 28, “Interim Financial Reporting,” to provide disclosures on the fair value of financial instruments in interim financial statements. Since FSP SFAS 107-1 requires only additional disclosures concerning the financial instruments, the adoption of FSP SFAS 107-1 effective June 30, 2009, did not affect the consolidated financial position, results of operations or cash flows of the Company.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosures of subsequent events that occurred after the balance sheet date but prior to the issuance of financial statements. SFAS 165 is effective for financial statements issued for interim or fiscal years ending after June 15, 2009. The adoption of SFAS 165, effective June 2009, did not affect the consolidated financial position, results of operations or cash flows of the Company.

New Accounting Standards

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 requires that information about plan assets be disclosed, on an annual basis, based on the fair value disclosure requirements of SFAS 157. The Company would be required to separate plan assets into the three fair value hierarchy levels and provide a rollforward of the changes in fair value of plan assets classified as Level 3, as defined by SFAS 157. The disclosures about plan assets required by this FSP 132(R)-1 are effective for fiscal years ending after December 15, 2009. Since FSP 132(R)-1 requires only additional disclosures concerning plan assets, the adoption of FSP 132(R)-1 will not affect the consolidated financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

In June 2009, the FASB confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative GAAP (other than guidance issued by the SEC) for all non-governmental entities. The Codification, which changes the referencing of financial standards, supersedes current authoritative guidance and is effective for interim or annual financial periods ending after September 15, 2009. The Codification is not intended to change or alter existing GAAP and it is not expected to result in a change in accounting practice for the Company.

2. Inventories

Inventories are comprised of the following at June 30, 2009 and December 31, 2008:

(in millions)	June 30, 2009	December 31, 2008
Raw materials and supplies	$205.0	$214.8
Work in process	88.0	54.5
Finished goods	825.5	911.1

Total inventories	$1,118.5	$1,180.4

3. Property, Plant and Equipment

Property, plant and equipment, net, consist of the following at June 30, 2009 and December 31, 2008:

(in millions)	June 30, 2009	December 31, 2008
Land	$37.1	$36.6
Buildings	205.6	208.7
Machinery and equipment	740.2	697.8

	982.9	943.1
Less: Accumulated depreciation	(482.1)	(436.2)

Total property, plant and equipment, net	$500.8	$506.9

Depreciation of property, plant and equipment was $27.5 and $25.8 for the three months ended June 30, 2009 and 2008, respectively, and $54.0 and $50.9 for the six months ended June 30, 2009 and 2008, respectively.

4. Goodwill and Intangibles

Goodwill activity for the six months ended June 30, 2009 is as follows:

(in millions)	Net Book Value at December 31, 2008	Additions	Foreign Exchange and Other Adjustments	Net Book Value at June 30, 2009
Outdoor Solutions	$625.6	$11.2	$—	$636.8
Consumer Solutions	481.1	6.9	1.0	489.0
Branded Consumables	347.8	4.0	1.6	353.4
Process Solutions	21.6	—	0.1	21.7

Total goodwill	$1,476.1	$22.1	$2.7	$1,500.9

Intangibles activity for the six months ended June 30, 2009 is as follows:

(in millions)	Gross Carrying Amount at December 31, 2008	Additions	Accumulated Amortization and Foreign Exchange	Net Book Value at June 30, 2009	Amortization Periods (years)
Patents	$5.6	$1.6	$(0.7)	$6.5	12-30
Non-compete and other agreements	1.7	2.0	(1.5)	2.2	1-5
Manufacturing process and expertise	30.9	—	(19.2)	11.7	3-7
Brand names	1.9	—	(0.5)	1.4	4-10
Customer relationships and distributor channels	143.9	7.8	(20.0)	131.7	10-25
Trademarks and tradenames	787.2	2.6	(0.2)	789.6	indefinite

Total intangibles	$971.2	$14.0	$(42.1)	$943.1

Amortization of intangibles was $3.8 and $4.0 for the three months ended June 30, 2009 and 2008, respectively, and $7.7 and $8.0 for the six months ended June 30, 2009 and 2008, respectively.

5. Warranty Reserve

The warranty reserve activity for the six months ended June 30, 2009 is as follows:

(in millions)	2009
Warranty reserve at January 1,	$78.2
Acquisitions and other adjustments	0.4
Provisions for warranties issued, net	56.9
Warranty claims paid	(65.7)

Warranty reserve at June 30,	$69.8

6. Debt and Derivative Financial Instruments

Debt is comprised of the following at June 30, 2009 and December 31, 2008:

(in millions)	June 30, 2009	December 31, 2008
Senior Credit Facility Term Loans	$1,377.6	$1,671.9
8% Senior Notes due 2016	292.4	—
7 1/2% Senior Subordinated Notes due 2017	648.9	650.0
Securitization Facility due 2010	250.0	250.0
Revolving Credit Facility	—	130.2
2% Subordinated Note due 2012	96.6	96.1
5% Convertible Debentures due 2010	3.0	3.0
Non-U.S. borrowings	56.7	59.0
Other	7.9	8.1

Total debt	2,733.1	2,868.3

Less: current portion	(287.7)	(431.4)

Total long-term debt	$2,445.4	$2,436.9

On April 30, 2009, the Company completed a registered public offering for $300 aggregate principal amount of 8% senior unsecured notes due May 1, 2016 (the “Notes”) and received approximately $283 in net proceeds. These net proceeds were used to prepay approximately $283 of the outstanding principal on the Company’s term loans under its senior credit facility. On or after May 1, 2013, we may redeem all or part of the Notes at specified redemption prices ranging from 100% to 104% of the principal amount, plus accrued and unpaid interest to the date of redemption. The Notes are subject to a number of restrictive and financial covenants that, in part, limit the use of proceeds and limit the ability of the Company to incur additional debt, create liens on assets, engage in mergers and consolidations, pay dividends on or repurchase the Company’s common stock, prepay debt subordinate to the Notes or dispose of assets.

On July 2, 2009, the Company entered into an amendment to the securitization facility that extended it for another year until July 1, 2010. Following the renewal, the borrowing rate margin is 2.25% and the unused line fee is 1.125% per annum.

At June 30, 2009, the fair value of the 8% senior notes and 7 1/2% senior subordinated notes, which are based upon quoted market prices, was approximately $287 and $569, respectively.

7. Derivative Financial Instruments

From time to time the Company enters into derivative transactions to hedge its exposures to interest rate, foreign currency rate and commodity price fluctuations. The Company does not enter into derivative transactions for trading purposes.

Interest Rate Contracts

The Company manages its fixed and floating rate debt mix using interest rate swaps. The Company will enter into fixed and floating rate swaps to alter its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest. Floating rate swaps are used, depending on market conditions, to convert the fixed rates of long-term debt into short-term variable rates. Fixed rate swaps are used to reduce the Company’s risk of the possibility of increased interest costs. Interest rate swap contracts are therefore used by the Company to separate interest rate risk management from the debt funding decision.

During June 2009, the Company entered into a $300 notional amount interest rate swap that exchanges a fixed rate interest for floating rate LIBOR plus a 373 basis point spread. This floating rate swap is designated as a fair value hedge against $300 of principal on the 7 1/ 2% Senior Subordinated Notes due 2017 for the remaining life of these notes. The effective portion of the fair value gains or losses on this swap is offset by a fair value adjustments in the underlying debt.

During March 2009, the Company entered into a $250 notional amount swap agreement that exchanges a variable interest rate (LIBOR) for a 1.88% fixed rate of interest over the term of the agreement. This swap, which matures on December 31, 2011, is effective commencing September 30, 2009. The Company has designated this swap as a cash flow hedge of the interest rate risk attributable to forecasted variable interest (LIBOR) payments.

At June 30, 2009, the Company had $900 of notional amount outstanding in swap agreements that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (“AOCI”).

At June 30, 2009, the Company had outstanding a $40 notional amount swap agreement that exchanges a variable interest rate (LIBOR) for fixed rate of interest over the term of the agreement that is not designated as an effective hedge for accounting purposes and the fair market value gains or losses are included in the results of operations and are classified in selling, general and administrative expenses (“SG&A”). This swap, which matures June 30, 2010, was assumed in a prior year acquisition.

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain U.S. dollar-based debt of foreign subsidiaries. At June 30, 2009, the Company had a $22.8 notional amount cross-currency swap outstanding that exchanges Canadian dollars for U.S. dollars. This swap exchanges the variable interest rate bases of the U.S. dollar balance (3-month U.S. LIBOR plus a spread of 175 basis points) and the equivalent Canadian dollar balance (3-month CAD BA plus a spread of 192 basis points). This swap is designated as fair value hedge on a U.S. dollar-based term loan of a Canadian subsidiary. Changes in the fair market value of this cross-currency swap are recorded as an offset to the corresponding long-term debt.

Forward Foreign Currency Contracts

The Company uses forward foreign currency contracts (“foreign currency contracts”) to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statement of operations as the underlying hedged item. At June 30, 2009, the Company had approximately $324 notional amount of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases and sales.

At June 30, 2009, the Company had outstanding approximately $92 notional amount of foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through 2010. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

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

The following tables provide details (on a pretax basis) regarding the Company’s derivative financial instruments at June 30, 2009:

	June 30, 2009
	Fair Value of Derivatives
(in millions)	Asset(1)	Liability(1)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$0.4	$19.8
Foreign currency contracts	8.1	8.1
Fair value hedges:
Interest rate swaps	—	1.1
Cross-currency swaps	—	0.4

Subtotal	8.5	29.4

Derivatives not designated as effective hedges:
Interest rate swaps	—	1.6
Foreign currency contracts	2.6	0.6
Commodity contracts	0.3	0.4

Subtotal	2.9	2.6

Total	$11.4	$32.0

(1) Consolidated Balance Sheet location:
Asset: Other non-current assets
Liability: Other non-current liabilities

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
(in millions)	Gain/(Loss) Recognized in OCI (a)	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income (b)	Gain/(Loss) Recognized in OCI (a)	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income (b)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$5.4	$0.7	$—	$9.8	$2.3	$—
Foreign currency contracts	(6.7)	8.1	(3.5)	(0.1)	15.5	(3.2)

Total	$(1.3)	$8.8	$(3.5)	$9.7	$17.8	$(3.2)

Location of gain/(loss) in the Consolidated Statement of Income:
Net sales		$(0.5)	$—		$(0.4)	$—
Cost of Sales		8.6	—		15.9	—
SG&A		—	(3.5)		—	(3.2)
Interest expense		0.7	—		2.3	—

Total		$8.8	$(3.5)		$17.8	$(3.2)

(a)	Represents effective portion recognized in Other Comprehensive Income (“OCI”)
(b)	Represents portion excluded from effectiveness testing

	Gain/(Loss) Recognized in Income (c)
(in millions)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Derivatives not designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$0.2	$0.5
Foreign currency contracts	0.4	1.9
Commodity contracts	4.3	6.2

Total	$4.9	$8.6

(c) Classified in SG&A

8. Fair Value Measurements

SFAS 157 defines three levels of inputs that may be used to measure fair value and requires that the assets or liabilities carried at fair value be disclosed by the input level under which they were valued. The input levels defined under SFAS 157 are as follows:

Level 1:	Quoted market prices in active markets for identical assets and liabilities.

Level 2:	Observable inputs other than defined in Level 1, such as: quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3:	Unobservable inputs that are not corroborated by observable market data.

The following tables summarize assets and liabilities that are measured at fair value on a recurring basis at June 30, 2009 and December 31, 2008:

	June 30, 2009
	Fair Value Asset (Liability)
(in millions)	Level 1	Level 2	Total
Derivatives:
Assets	$—	$0.5	$0.5
Liabilities	—	(21.1)	(21.1)
Available for sale securities	19.4	—	19.4

	December 31, 2008
	Fair Value Asset (Liability)
(in millions)	Level 1	Level 2	Total
Derivatives:
Assets	$—	$7.8	$7.8
Liabilities	—	(33.8)	(33.8)
Available for sale securities	14.8	—	14.8

Derivative assets and liabilities relate to interest rate swaps, foreign currency contracts and commodity contracts. Fair values are determined by the Company using market prices obtained from independent brokers or determined using valuation models that use as their basis readily observable market data that is actively quoted and can be validated through external sources, including independent pricing services, brokers and market transactions. Available-for-sale securities are valued-based on quoted market prices in actively traded markets.

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

Due to the uncertainty described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of June 30, 2009.

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

Securities Litigation

On May 19, 2009, the United States District Court for the Southern District of New York entered a final order approving the previously disclosed settlement in the securities class action litigation against the Company and certain Company officers and dismissing the case with prejudice. The entire amount of the settlement has been paid by the Company’s liability insurers.

10. Stockholders’ Equity

On April 27, 2009, the Company completed an equity offering of 12 million newly-issued shares of common stock at $17.50 per share. The net proceeds to the Company, after payment of underwriting discounts and other expenses of the offering, was approximately $203. The proceeds will be used for general corporate purposes, which may include the reduction of outstanding debt.

On November 19, 2008, the Board of Directors (the “Board”) of the Company declared a dividend of one preferred share purchase right (a “Right”) in connection with its adoption of a Rights Agreement dated as of November 19, 2008 (the “Plan”), for each outstanding share of common stock of the Company on December 1, 2008 (the “Record Date”). Each share of common stock issued after the Record Date will be issued with an attached Right. The Rights had an original expiration date of November 19, 2011. On April 16, 2009, the Board approved the early termination of the Plan effective November 18, 2009.

11. Earnings Per Share

The computations of the weighted average shares outstanding for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008
Weighted average shares outstanding:
Basic	84.4	75.3	79.9	75.2
Dilutive share-based awards	0.8	1.1	0.7	1.1

Diluted	85.2	76.4	80.6	76.3

Stock options and warrants to purchase 3.9 million and 3.4 million shares of the Company’s common stock at June 30, 2009 and 2008, respectively, had exercise prices that exceeded the average market price of the Company’s common stock for the three months ended June 30, 2009 and 2008. As such, these share-based awards did not affect the computation of diluted earnings per share.

12. Comprehensive Income

The components of comprehensive income for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008
Net income	$44.9	$43.0	$53.8	$47.7
Foreign currency translation	33.7	0.7	14.6	32.5
Derivative financial instruments	(7.7)	14.8	(6.7)	(0.3)
Accrued benefit costs	0.6	(0.5)	1.2	(0.8)
Unrealized gain on investment	(0.4)	—	(0.2)	0.2

Comprehensive income	$71.1	$58.0	$62.7	$79.3

13. Employee Benefit Plans

The components of pension and postretirement benefit expense for the three and six months ended June 30, 2009 and 2008 are as follows:

	Pension Benefits
	Three months ended June 30,
	2009			2008
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$0.1	$0.2	$0.3	$—	$0.3	$0.3
Interest cost	4.6	0.4	5.0	4.6	0.5	5.1
Expected return on plan assets	(3.1)	(0.2)	(3.3)	(4.6)	(0.3)	(4.9)
Amortization, net	1.2	—	1.2	—	—	—

Net periodic expense	2.8	$0.4	$3.2	$—	$0.5	$0.5

Settlements	0.3	—	0.3	—	—	—

Total expense	$3.1	$0.4	$3.5	$—	$0.5	$0.5

	Six months ended June 30,
	2009			2008
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$0.1	$0.4	$0.5	$0.1	$0.5	$0.6
Interest cost	9.2	0.8	10.0	9.1	1.0	10.1
Expected return on plan assets	(6.2)	(0.4)	(6.6)	(9.2)	(0.6)	(9.8)
Amortization, net	2.4	—	2.4	—	—	—

Net periodic expense	5.5	0.8	6.3	—	0.9	0.9

Settlements	0.3	—	0.3	—	—	—

Total expense	$5.8	$0.8	$6.6	$—	$0.9	$0.9

			Postretirement Benefits
			Three months ended June 30,		Six months ended June 30,
(in millions)			2009	2008	2009	2008
Service cost			$—	$—	$—	$0.1
Interest cost			0.1	0.3	0.2	0.5
Amortization, net			(0.2)	(0.3)	(0.4)	(0.6)

Net periodic expense			$(0.1)	$—	$(0.2)	$—

14. Reorganization and Acquisition-Related Integration Costs

Reorganization and acquisition-related integration costs (collectively, “reorganization costs”) for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30, 2009
(in millions)	Employee Terminations	Other Charges	Impairment	Total
Charged to Results of Operations:
Outdoor Solutions	$4.0	$0.7	$0.9	$5.6
Consumer Solutions	0.4	—	—	0.4

Total	$4.4	$0.7	$0.9	$6.0

	Three months ended June 30, 2008
(in millions)	Employee Terminations	Other Charges	Impairment	Total
Charged to Results of Operations:
Outdoor Solutions	$4.2	$2.6	$0.2	$7.0
Branded Consumables	2.1	0.2	—	2.3
Process Solutions	0.3	0.3	—	0.6
Corporate	0.2	1.0	—	1.2

Subtotal	6.8	4.1	0.2	11.1
Capitalized as a Cost of Acquisition:
Outdoor Solutions	2.1	3.6	—	5.7
Corporate	0.5	—	—	0.5

Total	$9.4	$7.7	$0.2	$17.3

	Six months ended June 30, 2009
(in millions)	Employee Terminations	Other Charges	Impairment	Total
Charged to Results of Operations:
Outdoor Solutions	$9.4	$4.7	$0.9	$15.0
Consumer Solutions	3.2	—	—	3.2

Total	$12.6	$4.7	$0.9	$18.2

	Six months ended June 30, 2008
(in millions)	Employee Terminations	Other Charges	Impairment	Total
Charged to Results of Operations:
Outdoor Solutions	$7.5	$6.3	$0.2	$14.0
Branded Consumables	2.6	0.9	—	3.5
Process Solutions	1.6	0.5	—	2.1
Corporate	0.2	2.0	—	2.2

Subtotal	11.9	9.7	0.2	21.8
Capitalized as a Cost of Acquisition:
Outdoor Solutions	2.4	3.6	—	6.0
Corporate	0.5	—	—	0.5

Total	$14.8	$13.3	$0.2	$28.3

Capitalized Reorganization Costs

In connection with the acquisition of K2 Inc. (“K2”) in August 2007, management approved and initiated plans to restructure the operations of K2. These plans were contemplated at the time of acquisition and include, in part, the elimination of certain duplicative functions and vacating redundant facilities in order to reduce the combined cost structure of the Company. The capitalized costs incurred during 2008 primarily relate to workforce reductions associated with the elimination of duplicative functions and other exit costs resulting from the acquisition of K2 (the “Acquisition”). These costs are recognized as a liability assumed in the Acquisition and are included in the allocation of the cost to acquire K2 and are accrued within the Outdoor Solutions segment.

Outdoor Solutions Segment Reorganization Costs

During 2009, the Company initiated plans to rationalize the overall cost structure of the Outdoor Solutions segment through headcount reductions and facility consolidation. During 2007, the Company initiated plans to integrate certain businesses acquired from K2 and Pure Fishing, Inc. (“Pure Fishing”). The plans include, in part, facility closings and headcount reductions. Employee termination charges for the three and six months ended June 30, 2009 and 2008 relate to the implementation of these initiatives.

For the three and six months ended June 30, 2009, other charges include lease and moving costs ($(0.4) and $0.5, respectively), contract termination fees (none and $0.5, respectively), professional fees ($0.8 and $1.5, respectively) and other costs ($0.3 and $2.2, respectively). For the three and six months ended June 30, 2008, other charges, which result from the integration of K2 and Pure Fishing, include professional fees ($1.6 and $2.6, respectively), lease exits costs ($0.6 and $0.7, respectively) and other costs ($0.4 and $3.0, respectively), which are comprised primarily of contract termination fees and moving costs.

At June 30, 2009, $6.2 of severance and other employee benefit-related costs and $4.1 of other costs (primarily lease obligations) remain accrued for these reorganization initiatives in the Outdoor Solutions segment.

Consumer Solutions Segment Reorganization Costs

During 2009, the Company initiated plans to rationalize the overall cost structure of the Consumer Solutions segment through headcount reductions. Employee termination charges for the three and six months ended June 30, 2009 relate to these plans.

As of June 30, 2009, $9.1 of costs (primarily lease obligations) remain accrued for reorganization initiatives in the Consumer Solutions segment.

Branded Consumables Segment Reorganization Costs

In 2007, the Company initiated a plan to consolidate certain non-manufacturing processes across the Branded Consumables segment platform. This plan includes headcount reduction and facility consolidation. Prior to 2007, the Company implemented a strategic plan to reorganize the Branded Consumables segment to facilitate long-term cost savings and improve management and reporting capabilities. Specific cost savings initiatives include the utilization of certain shared distribution and warehousing services and information systems platforms and outsourcing the manufacturing of certain kitchen products. Employee termination charges for the three and six months ended June 30, 2008 primarily relate to these plans and all employees under this plan have been terminated.

For the three and six months ended June 30, 2008, other charges primarily consist of professional fees.

Process Solutions Segment Reorganization Costs

During 2007, the Company initiated a plan to consolidate manufacturing facilities related to the plastics business. The plan resulted in facility closures and headcount reductions. Employee termination charges for the three and six months ended June 30, 2008 primarily relate to this plan and all employees under this plan have been terminated.

Corporate Reorganization Costs

For the three and six months ended June 30, 2008, other charges are primarily due to the integration of certain corporate functions related to the Acquisition.

Accrued Reorganization Costs

Details and the activity related to reorganization costs as of and for the six months ended June 30, 2009 are as follows:

(in millions)	Accrual Balance at December 31, 2008	Reorganization Costs, net	Payments	Foreign Currency and Other	Accrual Balance at June 30, 2009
Severance and other employee-related	$12.3	$12.6	$(15.9)	$(0.2)	$8.8
Other costs	15.8	4.7	(6.9)	(1.0)	12.6

Total	$28.1	$17.3	$(22.8)	$(1.2)	$21.4

Impairment		0.9

		$18.2

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

In the Outdoor Solutions segment the Company manufactures or sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas and charcoal grills, lanterns and flashlights, propane fuel, sleeping bags, tents and water recreation products such as boats, kayaks and tow-behinds. The Outdoor Solutions segment also sells fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick® , Gulp!®, JRC™, Mitchell®, Penn®, Pflueger®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools® . Team sports equipment for baseball, softball, football, basketball, field hockey and lacrosse products are sold under brand names such as deBeer®, Gait by deBeer®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas™, Full Tilt®, K2®, Line®, Little Bear®, Madshus® , Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Helium®, Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as Adio®, Ex Officio®, Marmot®, Planet Earth® and Zoot® .

In the Consumer Solutions segment the Company manufactures or sources, markets, and distributes a diverse line of household products, including kitchen appliances and personal care and wellness products for home use. This segment maintains a strong portfolio of globally recognized brands including Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam® and Villaware®. The principal products in this segment include clippers and trimmers for professional use in the beauty and barber and animal segments; electric blankets, mattress pads and throws; household kitchen appliances, such as blenders, coffeemakers, irons, mixers, slow cookers, toasters, toaster ovens and vacuum packaging machines; personal care and wellness products, such as air purifiers, fans, heaters and humidifiers, for home use; products for the hospitality industry; and scales for consumer use.

In the Branded Consumables segment the Company manufactures or sources, markets and distributes a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples including arts and crafts paint brushes, children’s card games, clothespins, collectible tins, cordage, firelogs and firestarters, home safety equipment, home canning jars and accessories, kitchen matches, other craft items, plastic cutlery, playing cards and accessories, storage and workshop accessories, toothpicks and other accessories. This segment markets our products under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, BRK®, Crawford®, Diamond®, Dicon®, First Alert®, Forster®, Hoyle®, Java-Log®, KEM®, Kerr®, Lehigh®, Leslie-Locke®, Loew Cornell® and Pine Mountain® brand names, among others.

In the Process Solutions segment the Company manufactures, markets and distributes a wide variety of plastic products, including closures, contact lens packaging, plastic cutlery, medical disposables and rigid packaging. Many of these products are consumable in nature or represent components of consumer products. The materials business produces specialty nylon polymers, conductive fibers and monofilament used in various products, including woven mats used by paper producers and weed trimmer cutting line, as well as fiberglass radio antennas for marine, citizen band and military applications. This segment is also the largest North American producer of niche products fabricated from solid zinc strip and are the sole source supplier of copper plated zinc penny blanks to the United States Mint and a major supplier to the Royal Canadian Mint, as well as a supplier of nickel, brass and bronze plated finishes on steel and zinc for coinage to other international markets. In addition, the Company manufactures a line of industrial zinc products marketed globally for use in the plumbing, automotive, electrical component and architectural markets.

Segment information as of and for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three months ended June 30, 2009
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$637.8	$372.2	$203.1	$69.6	$(13.0)	$1,269.7	$—	$1,269.7

Segment earnings (loss)(1)	90.5	48.5	29.2	8.8	—	177.0	(30.4)	146.6
Adjustments to reconcile to reported operating earnings (loss):
Reorganization costs(1)	(5.6)	—	—	—	—	(5.6)	—	(5.6)
Depreciation and amortization	(16.6)	(6.5)	(5.1)	(2.9)	—	(31.1)	(0.2)	(31.3)

Operating earnings (loss)	$68.3	$42.0	$24.1	$5.9	$—	$140.3	$(30.6)	$109.7

Other segment data:
Total assets	$2,596.2	$1,766.6	$940.3	$201.7	$—	$5,504.8	$369.2	$5,874.0

	Three months ended June 30, 2008
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$708.6	$380.3	$196.7	$91.9	$(17.5)	$1,360.0	$—	$1,360.0

Segment earnings (loss)	97.5	41.1	26.4	11.4	—	176.4	(22.3)	154.1
Adjustments to reconcile to reported operating earnings (loss):
Reorganization costs	(7.0)	—	(2.3)	(0.6)	—	(9.9)	(1.2)	(11.1)
Depreciation and amortization	(15.7)	(6.4)	(4.2)	(3.1)	—	(29.4)	(0.4)	(29.8)

Operating earnings (loss)	$74.8	$34.7	$19.9	$7.7	$—	$137.1	$(23.9)	$113.2

	Six months ended June 30, 2009
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$1,229.1	$708.1	$362.3	$136.1	$(27.0)	$2,408.6	$—	$2,408.6

Segment earnings (loss)(1)	142.4	87.3	44.1	15.6	—	289.4	(51.3)	238.1
Adjustments to reconcile to reported operating earnings (loss):
Reorganization costs(1)	(15.0)	—	—	—	—	(15.0)	—	(15.0)
Depreciation and amortization	(32.5)	(13.3)	(9.8)	(5.7)	—	(61.3)	(0.4)	(61.7)

Operating earnings (loss)	$94.9	$74.0	$34.3	$9.9	$—	$213.1	$(51.7)	$161.4

	Six months ended June 30, 2008
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$1,366.9	$699.6	$365.8	$180.8	$(35.7)	$2,577.4	$—	$2,577.4

Segment earnings (loss)	156.7	78.2	40.2	20.5	—	295.6	(44.4)	251.2
Adjustments to reconcile to reported operating earnings (loss):
Reorganization costs	(14.0)	—	(3.5)	(2.1)	—	(19.6)	(2.2)	(21.8)
Depreciation and amortization	(30.9)	(12.9)	(8.4)	(6.1)	—	(58.3)	(0.6)	(58.9)

Operating earnings (loss)	$111.8	$65.3	$28.3	$12.3	$—	$217.7	$(47.2)	$170.5

(1)	For the three and six months ended June 30, 2009, segment earnings for the Consumer Solutions segment includes reorganization costs of $0.4 and $3.2, respectively (see Note 14).

16. Condensed Consolidating Financial Statements

The Company’s 8% senior notes and 7 1/2% senior subordinated notes are fully guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these notes. Presented below is the condensed consolidating financial statements of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis as of June 30, 2009 and December 31, 2008 and for the three and six months ended June 30, 2009 and 2008.

Condensed Consolidating Statements of Income

	Three months ended June 30, 2009
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$872.7	$437.4	$(40.4)	$1,269.7
Costs and expenses	30.6	790.3	379.5	(40.4)	1,160.0

Operating (loss) earnings	(30.6)	82.4	57.9	—	109.7
Other expense, net	50.7	(7.9)	22.0	—	64.8
Equity in the income of subsidiaries	126.2	34.6	—	(160.8)	—

Net income (loss)	$44.9	$124.9	$35.9	$(160.8)	$44.9

	Three months ended June 30, 2008
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$912.1	$500.5	$(52.6)	$1,360.0
Costs and expenses	17.8	827.7	453.9	(52.6)	1,246.8

Operating (loss) earnings	(17.8)	84.4	46.6	—	113.2
Other expense, net	40.2	15.7	14.3	—	70.2
Equity in the income of subsidiaries	101.0	31.4	—	(132.4)	—

Net income (loss)	$43.0	$100.1	$32.3	$(132.4)	$43.0

	Six months ended June 30, 2009
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,627.7	$856.8	$(75.9)	$2,408.6
Costs and expenses	52.3	1,501.3	769.5	(75.9)	2,247.2

Operating (loss) earnings	(52.3)	126.4	87.3	—	161.4
Other expense, net	78.0	(7.3)	36.9	—	107.6
Equity in the income of subsidiaries	184.1	48.9	—	(233.0)	—

Net income (loss)	$53.8	$182.6	$50.4	$(233.0)	$53.8

	Six months ended June 30, 2008
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,685.8	$987.3	$(95.7)	$2,577.4
Costs and expenses	39.1	1,550.6	912.9	(95.7)	2,406.9

Operating (loss) earnings	(39.1)	135.2	74.4	—	170.5
Other expense, net	82.7	10.0	30.1	—	122.8
Equity in the income of subsidiaries	169.5	43.5	—	(213.0)	—

Net income (loss)	$47.7	$168.7	$44.3	$(213.0)	$47.7

Condensed Consolidating Balance Sheets

	As of June 30, 2009
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets	$332.3	$1,008.2	$1,511.0	$(4.3)	$2,847.2
Investment in subsidiaries	4,485.7	864.1	—	(5,349.8)	—
Non-current assets	154.5	3,565.4	346.0	(1,039.1)	3,026.8

Total assets	$4,972.5	$5,437.7	$1,857.0	$(6,393.2)	$5,874.0

Liabilities and stockholders’ equity:
Current liabilities	$73.0	$552.0	$579.2	(3.7)	$1,200.5
Non-current liabilities	3,235.7	415.4	398.3	(1,039.7)	3,009.7
Stockholders’ equity	1,663.8	4,470.3	879.5	(5,349.8)	1,663.8

Total liabilities and stockholders’ equity	$4,972.5	$5,437.7	$1,857.0	$(6,393.2)	$5,874.0

	As of December 31, 2008
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets	$239.6	$1,072.1	$1,421.7	$(4.3)	$2,729.1
Investment in subsidiaries	4,277.3	783.8	—	(5,061.1)	—
Non-current assets	150.4	3,395.8	286.2	(834.5)	2,997.9

Total assets	$4,667.3	$5,251.7	$1,707.9	$(5,899.9)	$5,727.0

Liabilities and stockholders’ equity:
Current liabilities	$215.2	$564.1	$578.5	(3.4)	$1,354.4
Non-current liabilities	3,067.9	463.0	292.9	(835.4)	2,988.4
Stockholders’ equity	1,384.2	4,224.6	836.5	(5,061.1)	1,384.2

Total liabilities and stockholders’ equity	$4,667.3	$5,251.7	$1,707.9	$(5,899.9)	$5,727.0

Condensed Consolidating Statements of Cash Flows

	Six months ended June 30, 2009
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(94.5)	$225.1	$100.4	$231.0
Financing activities:
Net change in short-term debt	(131.0)	—	(2.1)	(133.1)
Proceeds (payments) from (to) intercompany transactions	137.0	(162.0)	25.0	—
Proceeds from issuance of long-term debt	292.2	—	—	292.2
Payments on long-term debt	(294.3)	—	—	(294.3)
Issuance (repurchase) of common stock, net	202.2	—	—	202.2
Other	(9.8)	—	—	(9.8)

Net cash provided by (used in) financing activities	196.3	(162.0)	22.9	57.2

Investing Activities:
Additions to property, plant and equipment	(0.1)	(38.1)	(6.2)	(44.4)
Acquisition of business and consideration, net of cash acquired	(1.5)	(10.5)	—	(12.0)
Other	—	(5.0)	0.7	(4.3)

Net cash used in investing activities	(1.6)	(53.6)	(5.5)	(60.7)

Effect of exchange rate changes on cash	—	—	5.9	5.9

Net increase (decrease) in cash and cash equivalents	100.2	9.5	123.7	233.4
Cash and cash equivalents at beginning of period	211.8	7.9	173.1	392.8

Cash and cash equivalents at end of period	$312.0	$17.4	$296.8	$626.2

	Six months ended June 30, 2008
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(634.6)	$619.4	$82.0	$66.8
Financing activities:
Net change in short-term debt	30.5	—	18.2	48.7
Proceeds (payments) from (to) intercompany transactions	675.7	(582.2)	(93.5)	—
Proceeds from issuance of long-term debt	25.0	—	—	25.0
Payments on long-term debt	(16.1)	—	(0.1)	(16.2)
Issuance (repurchase) of common stock, net	(9.0)	—	—	(9.0)
Other	(2.2)	—	(2.5)	(4.7)

Net cash provided by (used in) financing activities	703.9	(582.2)	(77.9)	43.8

Investing Activities:
Additions to property, plant and equipment	(0.9)	(35.3)	(9.1)	(45.3)
Acquisition of business and consideration, net of cash acquired	(28.1)	—	(1.0)	(29.1)
Other	—	(0.6)	(6.8)	(7.4)

Net cash used in investing activities	(29.0)	(35.9)	(16.9)	(81.8)

Effect of exchange rate changes on cash	—	—	5.7	5.7

Net increase (decrease) in cash and cash equivalents	40.3	1.3	(7.1)	34.5
Cash and cash equivalents at beginning of period	59.3	10.7	150.5	220.5

Cash and cash equivalents at end of period	$99.6	$12.0	$143.4	$255.0

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

In the Outdoor Solutions segment the Company manufactures or sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas and charcoal grills, lanterns and flashlights, propane fuel, sleeping bags, tents and water recreation products such as boats, kayaks and tow-behinds. The Outdoor Solutions segment also sells fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger® , Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene® , Ugly Stik® and Xtools®. Team sports equipment for baseball, softball, football, basketball, field hockey and lacrosse products are sold under brand names such as deBeer®, Gait by deBeer®, Miken®, Rawlings® and Worth® . Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas™, Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker® , Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Helium®, Hodgman®, Mad Dog Gear®, Sevylor® , Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as Adio®, Ex Officio®, Marmot®, Planet Earth® and Zoot®.

In the Consumer Solutions segment the Company manufactures or sources, markets, and distributes a diverse line of household products, including kitchen appliances and personal care and wellness products for home use. This segment maintains a strong portfolio of globally recognized brands including Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam® and Villaware®. The principal products in this segment include clippers and trimmers for professional use in the beauty and barber and animal segments; electric blankets, mattress pads and throws; household kitchen appliances, such as blenders, coffeemakers, irons, mixers, slow cookers, toasters, toaster ovens and vacuum packaging machines; personal care and wellness products, such as air purifiers, fans, heaters and humidifiers, for home use; products for the hospitality industry; and scales for consumer use.

In the Branded Consumables segment the Company manufactures or sources, markets and distributes a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples including arts and crafts paint brushes, children’s card games, clothespins, collectible tins, cordage, firelogs and firestarters, home safety equipment, home canning jars and accessories, kitchen matches, other craft items, plastic cutlery, playing cards and accessories, storage and workshop accessories, toothpicks and other accessories. This segment markets our products under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle® , BRK®, Crawford®, Diamond®, Dicon®, First Alert®, Forster®, Hoyle®, Java-Log® , KEM®, Kerr®, Lehigh®, Leslie-Locke®, Loew Cornell® and Pine Mountain® brand names, among others.

In the Process Solutions segment the Company manufactures, markets and distributes a wide variety of plastic products, including closures, contact lens packaging, plastic cutlery, medical disposables and rigid packaging. Many of these products are consumable in nature or represent components of consumer products. The materials business produces specialty nylon polymers, conductive fibers and monofilament used in various products, including woven mats used by paper producers and weed trimmer cutting line, as well as fiberglass radio antennas for marine, citizen band and military applications. This segment is also the largest North American producer of niche products fabricated from solid zinc strip and are the sole source supplier of copper plated zinc penny blanks to the United States Mint and a major supplier to the Royal Canadian Mint, as well as a supplier of nickel, brass and bronze plated finishes on steel and zinc for coinage to other international markets. In addition, the Company manufactures a line of industrial zinc products marketed globally for use in the plumbing, automotive, electrical component and architectural markets.

Acquisitions

During the six months ended June 30, 2009, the Company completed two tuck-in acquisitions that by nature are complementary to the Company’s core businesses and from an accounting standpoint were not significant. The Company did not complete any acquisitions during 2008.

Results of Operations—Comparing 2009 to 2008

	Net Sales
(in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Outdoor Solutions	$637.8	$708.6	$1,229.1	$1,366.9
Consumer Solutions	372.2	380.3	708.1	699.6
Branded Consumables	203.1	196.7	362.3	365.8
Process Solutions	69.6	91.9	136.1	180.8
Intercompany eliminations	(13.0)	(17.5)	(27.0)	(35.7)

	$1,269.7	$1,360.0	$2,408.6	$2,577.4

Three Months Ended June 30 2009 versus the Three Months Ended June 30, 2008

Net sales for the three months ended June 30, 2009 decreased $90.3 million, or 6.6%, to $1.3 billion versus the same prior year period. The overall decrease in net sales was primarily due to unfavorable foreign currency translation of approximately $48 million and $22.3 million of lower sales in the Process Solutions segment. Net sales in the Outdoor Solutions segment decreased $70.8 million or 10.0%, primarily as the result of unfavorable foreign currency translation (approximately $30 million) and declines in domestic and international sales resulting from overall economic weakness. Net sales in the Consumer Solutions segment decreased $8.1 million or 2.1%, which was primarily due to unfavorable foreign currency translation (approximately $13 million) and declines in domestic and international sales in certain categories resulting from overall economic weakness, partially offset by increased demand domestically, especially in the personal care and wellness category. Net sales in the Branded Consumables segment increased $6.4 million or 3.3%, which was mainly due to improved sales of Ball® and Kerr® fresh preserving products, partially offset continued weakness at retail, primarily at domestic home improvement retailers. Net sales in the Process Solutions segment declined 24.3% on a year over year basis, due to a decline in the pass through pricing of commodities, particularly zinc and resin, and lower coinage and OEM sales, which is typical in a recessionary environment.

Cost of sales decreased $65.9 million to $913 million for the three months ended June 30, 2009 versus the same prior year period. Cost of sales as a percentage of net sales for the three months ended June 30, 2009 and 2008 was 71.9% and 72.0%, respectively. The change is primarily due to maintaining inventory at levels consistent with our working capital goals and the realization of cost reduction initiatives.

Selling, general and administrative expenses (“SG&A”) decreased $15.8 million, or 6.2%, to $241 million for the three months ended June 30, 2009 versus the same prior year period. The improvement is primarily due to the cost containment efforts initiated by the Company as a result of the current macroeconomic conditions. SG&A as a percentage of net sales for both the three months ended June 30, 2009 and 2008 was approximately 19.0%.

Reorganization and acquisition-related integration costs, net (collectively “reorganization costs”), decreased by $5.1 million to $6.0 million for the three months ended June 30, 2009 versus the same prior year period. The majority of these charges ($5.6 million) relate to plans initiated for 2009 to rationalize the overall cost structure of the Outdoor Solutions segment. The Company also recorded reorganization costs ($0.4 million) during the three months ended June 30, 2009 within the Consumer Solutions segment for headcount reductions related to cost reduction initiatives.

Net interest decreased by $3.8 million to $38.8 million for the three months ended June 30, 2009 versus the same prior year period primarily due to a decrease in the weighted average interest rate for 2009 to 5.5% from 6.1% in 2008. The decrease in the weighted average interest rate is due to a decline in short-term variable interest rates (LIBOR) combined with the maturity of $475 million notional amount of fixed rate interest rate swaps during 2009.

The Company’s effective tax rate for the three months ended June 30, 2009 and 2008 was 36.7% and 39.1%, respectively. The difference from the statutory tax rate to the effective rate for the three months ended June 30, 2009 results principally from the U.S. tax expense of $0.3 million recognized on the undistributed foreign income recognized for U.S. tax purposes. The difference from the statutory tax rate to the effective rate for the three months ended June 30, 2008 results principally from the U.S. tax expense of $1.7 million recognized on undistributed foreign income recognized for U.S. tax purposes.

Net income for the three months ended June 30, 2009 increased $1.9 million to $44.9 million versus the same prior year period. For the three months ended June 30, 2009 earnings per share were $0.53 per diluted share versus earnings of $0.56 per diluted share for the three months ended June 30, 2008. The increase in net income was primarily due to the aforementioned decreases in SG&A expense and interest expense. The decline in income per diluted share is due to the increase in the diluted weighed average shares outstanding resulting from the issuance of 12 million shares of common stock from the April 27, 2009 equity offering (see “Liquidity and Capital Resources” hereafter).

Six Months Ended June 30 2009 versus the Six Months Ended June 30, 2008

Net sales for the six months ended June 30, 2009 decreased $169 million, or 6.5%, to $2.4 billion versus the same prior year period. The overall decrease in net sales was primarily due to unfavorable foreign currency translation of approximately $103 million and $44.7 million of lower sales in the Process Solutions segment. Net sales in the Outdoor Solutions segment decreased $138 million or 10.1%, primarily as the result of unfavorable foreign currency translation (approximately $65 million) and declines in domestic and international sales resulting from overall economic weakness. Net sales in the Consumer Solutions segment increased $8.5 million or 1.2%, which was primarily due to increased demand domestically, especially in the vacuum packaging and the personal care and wellness categories and increased demand and improved pricing internationally, primarily in Latin America, partially offset by unfavorable foreign currency translation (approximately $26 million). Net sales in the Branded Consumables segment decreased $3.5 million or 1.0%, which is mainly due to continued weakness at retail, primarily at domestic home improvement retailers, partially offset by improved sales of Ball® and Kerr® fresh preserving products. Net sales in the Process Solutions segment declined 24.7% on a year over year basis, due to a decline in the pass through pricing of commodities, particularly zinc and resin, and lower coinage and OEM sales, which is typical in a recessionary environment.

Cost of sales decreased $109 million to $1.8 billion for the six months ended June 30, 2009 versus the same prior year period. Cost of sales as a percentage of net sales for the six months ended June 30, 2009 and 2008 were 73.1% and 72.5%, respectively. The change is primarily due to the sell through, primarily during the first quarter of 2009, of higher cost inventory which was built in 2008 during the unprecedented rise in commodity prices.

SG&A decreased $47.2 million, or 9.1%, to $469 million for the six months ended June 30, 2009, versus the same prior year period. The improvement is primarily due to the cost containment efforts initiated by the Company as a result of the current macroeconomic conditions. SG&A expense as a percentage of net sales for the six months ended June 30, 2009 and 2008 was 19.5% and 20.0%, respectively. The improvement is primarily due to the cost containment efforts initiated by the Company as a result of the current macroeconomic conditions.

Reorganization costs, net, decreased by $3.6 million to $18.2 million for the six months ended June 30, 2009 versus the same prior year period. The majority of these charges ($15.0 million) relate to plans initiated for 2009 to rationalize the overall cost structure of the Outdoor Solutions segment. The Company also recorded reorganization costs ($3.2 million) during the six months ended June 30, 2009 within the Consumer Solutions segment for headcount reductions related to cost reduction initiatives.

Net interest decreased by $13.8 million to $75.0 million for the six months ended June 30, 2009 versus the same prior year period primarily due to a decrease in the weighted average interest rate for 2009 to 5.4% from 6.1% in 2008. The decrease in the weighted average interest rate is due to a decline in short-term variable interest rates (LIBOR) combined with the maturity of $475 million notional amount of fixed rate interest rate swaps during 2009.

The Company’s effective tax rate for the six months ended June 30, 2009 and 2008 was 37.7% and 41.6%, respectively. The difference from the statutory tax rate to the effective rate for the six months ended June 30, 2009 results principally from the U.S. tax expense of $1.5 million recognized on the undistributed foreign income recognized for U.S. tax purposes. The difference from the statutory tax rate to the effective rate for the six months ended June 30, 2008 results principally from the U.S. tax expense of $3.8 million recognized on undistributed foreign income recognized for U.S. tax purposes.

Net income for the six months ended June 30, 2009 increased $6.1 million to $53.8 million versus the same prior year period. For the six months ended June 30, 2009 earnings per share were $0.67 per diluted share versus earnings of $0.62 per diluted share for the six months ended June 30, 2008. The increase in net income was primarily due to the aforementioned decreases in SG&A expense and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company believes that its cash and cash equivalents, cash generated from operations and the availability under the senior credit facility and the credit facilities of certain foreign subsidiaries as of June 30, 2009, provide sufficient liquidity to support working capital requirements, planned capital expenditures, completion of current and future reorganization and acquisition-related integration programs, pension plan contribution requirements and debt obligations for the foreseeable future.

Net cash provided in operating activities for the six months ended June 30, 2009 and 2008 was $231 million and $66.8 million, respectively. The improvement is due primarily to lower interest expense and favorable working capital movements primarily resulting from disciplined inventory management and improved cash collections.

Net cash provided by financing activities for the six months ended June 30, 2009 and 2008 was $57.2 million and $43.8 million, respectively. The change is primarily due to the issuance of common stock, net of transaction fees, during 2009 ($203 million), partially offset by the incremental net change in short-term debt on a year-over-year basis ($182 million). During the six months ended June 30, 2009, the proceeds from the issuance of long-term debt ($292 million) were countervailed by payments of long-term debt ($294 million).

Net cash used in investing activities for the six months ended June 30, 2009 and 2008 was $60.7 million versus $81.8 million, respectively. For the six months ended June 30, 2009, capital expenditures were $44.4 million versus $45.3 million for the same prior year period. The Company has historically maintained capital expenditures at less than 2% of net sales and expects that capital expenditures for 2009 will be consistent with this threshold. Additionally, for the six months ended June 30, 2009 and 2008, net cash used for the acquisition of businesses was $12.0 million and $29.1 million, respectively.

Actual returns on plan assets for the Company’s U.S. pension may differ from expected long-term rate of return due to the current adverse conditions in the global securities markets. Continued actual returns below the expected rate may impact the amount and timing of future required contributions to these plans. The actual amount of future contribution will depend, in part, on long-term actual return on assets and future discount rates.

CAPITAL RESOURCES

At June 30, 2009, the Company had cash and cash equivalents of $626 million. At June 30, 2009, there was no amount outstanding under the revolving credit portion of the Company’s senior credit facility (the “Facility”). At June 30, 2009, net availability under the Facility was approximately $153 million, after deducting approximately $32 million of outstanding letters of credit. The Company is required to pay commitment fees on the unused balance of the revolving credit facility. At June 30, 2009, the annual commitment fee on unused balances was 0.375%.

On April 30, 2009, the Company completed a registered public offering for $300 million aggregate principal amount of 8% senior unsecured notes due May 1, 2016 (the “Notes”) and received approximately $283 million in net proceeds. These net proceeds were used to prepay $283 million of the outstanding principal on the Company’s term loans under its senior credit facility. On or after May 1, 2013, we may redeem all or part of the Notes at specified redemption prices ranging from 100% to 104% of the principal amount, plus accrued and unpaid interest to the date of redemption. The Notes are subject to a number of restrictive and financial covenants that, in part, limit the use of proceeds, limit the ability of the Company to incur additional debt, create liens on assets, engage in mergers and consolidations, pay dividends on or repurchase the Company’s common stock, prepay debt subordinate to the notes, or dispose of assets.

The Company maintains a $250 million receivables purchase agreement (the “Securitization Facility”), which is subject to annual renewal by both parties, bears interest at a margin over the commercial paper rate and is accounted for as a borrowing. Under the Securitization Facility, substantially all of the Company’s Outdoor Solutions, Consumer Solutions and Branded Consumables domestic accounts receivable are sold to a special purpose entity, Jarden Receivables, LLC (“JRLLC”), which is a wholly-owned consolidated subsidiary of the Company. JRLLC funds these purchases with borrowings under a loan agreement, secured by the accounts receivable. There is no recourse to the Company for the unpaid portion of any loans under this loan agreement. To the extent there is availability, the Securitization Facility will be drawn upon and repaid as needed to fund general corporate purposes. At June 30, 2009, the Securitization Facility was fully utilized with outstanding borrowings totaling $250 million. On July 2, 2009, the Company entered into an amendment to the Securitization Facility that extended it for another year until July 1, 2010. Following the renewal, the borrowing rate margin is 2.25% and the unused line fee is 1.125% per annum. The Securitization Facility is reflected as a short-term borrowing on the Company’s balance sheet because of its annual term.

Certain foreign subsidiaries of the Company maintain working capital lines of credits with their respective local financial institutions for use in operating activities. At June 30, 2009, the aggregate amount available under these lines of credit totaled approximately $129 million.

The Company was not in default of any of its debt covenants at June 30, 2009.

The Company maintains cash balances which at times may be significant, at various international subsidiaries. At June 30, 2009, approximately $73 million of this may be subject to certain availability restrictions. The Company does not believe that such restrictions will materially affect the Company’s liquidity, nor does the Company rely on these cash balances to fund operations outside of the country where the cash was generated.

On April 27, 2009, the Company completed an equity offering of 12 million newly-issued shares of common stock at $17.50 per share. The net proceeds to the Company, after payment of underwriting discounts and other expenses of the offering, was approximately $203 million. The proceeds will be used for general corporate purposes, which may include the reduction of outstanding debt.

Risk Management

From time to time the Company enters into derivative transactions to hedge its exposures to interest rate and foreign currency fluctuations. The Company does not enter into derivative transactions for trading purposes.

The Company manages its fixed and floating rate debt mix using interest rate swaps. The Company uses fixed and floating rate swaps to alter its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest. Floating rate swaps are used, depending on market conditions, to convert the fixed rates of long-term debt into short-term variable rates. Fixed rate swaps are used to reduce the Company’s risk of the possibility of increased interest costs. Interest rate swap contracts are therefore used by the Company to separate interest rate risk management from the debt funding decision.

Cash Flow Hedges

During March 2009, the Company entered into a $250 million notional amount swap agreement that exchange a variable interest rate (LIBOR) for a 1.88% fixed rate of interest over the term of the agreement. This swap, which matures which matures on December 31, 2011, is effective commencing September 30, 2009. The Company has designated this swap as a cash flow hedge of the interest rate risk attributable to forecasted variable interest (LIBOR) payments.

At June 30, 2009, the Company had approximately $900 million of notional amount outstanding in swap agreements that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income. The fair market value of these swaps was a net liability of $19.4 million at June 30, 2009.

At June 30, 2009, the Company had outstanding a $40 million notional amount swap agreement that exchanges a variable interest rate (LIBOR) for fixed rate of interest over the term of the agreement that is not designated as an effective hedge for accounting purposes and the fair market value gains or losses are included in the results of operations. This swap matures June 30, 2010 and has a fixed rate of interest of 4.79%. The fair market value of this swap was a liability of $1.6 million at June 30, 2009.

Fair Value Hedges

During June 2009, the Company entered into a $300 million notional amount interest rate swap that exchanges a fixed rate interest for floating rate LIBOR plus a 373 basis point spread. This floating rate swap is designated as a fair value hedge against $300 million of principal on the 7 1/2% senior subordinated notes due 2017. The effective portion of the fair value gains or losses on this swap are offset by a fair value adjustments in the underlying debt. The fair market value of this swap was a liability of $1.1 million at June 30, 2009.

At June 30, 2009, the Company had a $22.8 million notional amount cross-currency swap outstanding that exchanges Canadian dollars for U.S. dollars. This swap exchanges the variable interest rate bases of the U.S. dollar balance (3-month U.S. LIBOR plus a spread of 175 basis points) and the equivalent Canadian dollar balance (3-month CAD BA plus a spread of 192 basis points). This swap is designated as fair value hedge on a U.S. dollar-based term loan of a Canadian subsidiary. The fair market value of this cross-currency swap at June 30, 2009, was a liability of $0.4 million, with a corresponding offset to long-term debt.

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

At June 30, 2009, the Company had approximately $324 million notional amount of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases and sales and mature through 2010. At June 30, 2009, the fair market value of these contracts was approximately zero.

At June 30, 2009, the Company had outstanding approximately $92 million notional amount of foreign currency contracts that are not designated as effective hedges and have maturity dates through 2010. Fair market value gains or losses are included in the results of operations. The fair market value of these foreign currency contracts was a net asset of $2.0 million at June 30, 2009.

Commodity Derivatives

From time to time the Company enters into commodity-based derivatives in order to mitigate the impact that the rising price of these commodities has on the cost of certain of the Company’s raw materials. These derivatives provide the Company with maximum cost certainty, and in certain instances allow the Company to benefit should the cost of the commodity fall below certain dollar levels. These derivatives are not designated as effective hedges for accounting purposes. Fair market value gains or losses are included in the results of operations and as of June 30, 2009, their aggregate fair market value was a net liability of $0.1 million.

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

Due to the uncertainty described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of June 30, 2009.

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

Securities Litigation

On May 19, 2009, the United States District Court for the Southern District of New York entered a final order approving the previously disclosed settlement in the securities class action litigation against the Company and certain Company officers and dismissing the case with prejudice. The entire amount of the settlement has been paid by the Company’s liability insurers.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 28, 2009, which was adjourned until June 4, 2009 with respect to Proposal 2. Of the 75,848,604 shares of common stock entitled to vote at the annual meeting of stockholders, 71,045,852 shares were present in person or by proxy and entitled to vote. Such number of shares represented approximately 94% of our outstanding shares of common stock. Listed below are the matters voted upon at our annual meeting of stockholders and the respective voting results:

	Voted For	Withheld	Abstained/ Broker Non-Votes
Proposal 1—Election of three Class I Directors for three-year terms expiring in 2012
Martin E. Franklin	57,829,844	13,216,008	—
René-Pierre Azria	61,827,439	9,218,413	—
Michael S. Gross	61,954,390	9,091,462	—

	Voted
	For	Against	Abstained
Proposal 2—Proposal to adopt and approve the Jarden Corporation 2009 Stock Incentive Plan	33,986,789	33,485,773	109,077

Proposal 3—Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2009	70,891,318	58,855	95,675

Our board of directors is currently comprised of each of the Class I Directors listed in the table above, including Martin E. Franklin,

René-Pierre Azria and Michael S. Gross, the Class II Directors, including Ian G.H. Ashken, Richard L. Molen and Robert L. Wood, and the Class III directors, including Richard J. Heckmann, Douglas W. Huemme and Irwin D. Simon.

Item 6.	Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit	Description
3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Jarden Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 15, 2005, and incorporated herein by reference).

3.4	Certificate of Designations of Series D Junior Participating Preferred Stock of Jarden Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 21, 2008, and incorporated herein by reference).

3.5	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 19, 2007, and incorporated herein by reference).

3.6	Amendment No. 1 to the Amended and Restated Bylaws of the Company (filed as Exhibit 3.6 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 23, 2009, and incorporated herein by reference).

4.1	Base Indenture dated April 30, 2009, between Jarden Corporation and The Bank of New York Mellon, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 6, 2009, and incorporated herein by reference).

4.2	First Supplemental Indenture dated April 30, 2009, among Jarden Corporation, the guarantors party thereto and The Bank of New York Mellon, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on May 6, 2009, and incorporated herein by reference).

4.3	Form of 8% Senior Notes Due 2016 (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on May 6, 2009, and incorporated herein by reference).

10.1	Amendment No. 11 to Credit Agreement, dated as of April 24, 2009, among Jarden Corporation, Deutsche Bank AG New York Branch, as administrative agent, and each lender identified on the signature pages thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 29, 2009, and incorporated herein by reference).

10.2	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on April 29, 2009, and incorporated herein by reference).

10.3	Jarden Corporation 2009 Stock Incentive Plan (filed as Appendix A to the registrant’s definitive proxy statement filed April 9, 2009 and incorporated herein by reference).

10.4	Amendment No. 4 to the Amended and Restated Loan Agreement, dated as of July 2, 2009, by and among Jarden Receivables, LLC, as borrower, Jarden Corporation, as initial servicer, Three Pillars Funding LLC, as lender, and SunTrust Robinson Humphrey, Inc., as administrator (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 8, 2009, and incorporated herein by reference).

Exhibit	Description

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2009
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