Form 10-Q
period 2009-09-30
JARDEN CORP
filed 2009-10-30
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2009
Common Stock, par value $0.01 per share	89,251,000 shares

JARDEN CORPORATION

Quarterly Report on Form 10-Q

For the three and nine months ended September 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net sales	$1,351.3	$1,455.6	$3,759.9	$4,033.0
Cost of sales	954.5	1,039.8	2,714.4	2,908.6

Gross profit	396.8	415.8	1,045.5	1,124.4
Selling, general and administrative	237.7	258.9	706.8	775.2
Reorganization and acquisition-related integration costs, net	4.3	12.8	22.5	34.6

Operating earnings	154.8	144.1	316.2	314.6
Interest expense, net	35.2	44.0	110.2	132.8

Income before taxes	119.6	100.1	206.0	181.8
Income tax provision	45.9	36.3	78.5	70.3

Net income	$73.7	$63.8	$127.5	$111.5

Earnings per share:
Basic	$0.84	$0.85	$1.54	$1.48
Diluted	$0.83	$0.83	$1.53	$1.46
Weighted average shares outstanding:
Basic	88.0	75.4	82.6	75.3
Diluted	88.8	76.5	83.4	76.4

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)

	September 30, 2009	December 31, 2008
Assets:
Cash and cash equivalents	$642.9	$392.8
Accounts receivable, net of allowances of $59.4 and $65.2 at September 30, 2009 and December 31, 2008, respectively	916.7	894.1
Inventories	1,172.4	1,180.4
Deferred taxes on income	132.4	147.3
Prepaid expenses and other current assets	126.7	114.5

Total current assets	2,991.1	2,729.1

Property, plant and equipment, net	508.6	506.9
Goodwill	1,532.6	1,476.1
Intangibles, net	939.6	936.6
Other assets	87.9	78.3

Total assets	$6,059.8	$5,727.0

Liabilities:
Short-term debt and current portion of long-term debt	$278.7	$431.4
Accounts payable	467.8	422.1
Accrued salaries, wages and employee benefits	158.3	142.0
Taxes on income	37.1	22.7
Other current liabilities	399.9	336.2

Total current liabilities	1,341.8	1,354.4

Long-term debt	2,400.9	2,436.9
Deferred taxes on income	231.9	232.8
Other non-current liabilities	329.9	318.7

Total liabilities	4,304.5	4,342.8

Contingencies (see Note 9)	—	—
Stockholders’ equity:
Preferred stock ($0.01 par value, 5.0 shares authorized, no shares issued at September 30, 2009 and December 31, 2008)	—	—
Common stock ($0.01 par value, 150 shares authorized, 90.9 and 78.4 shares issued at September 30, 2009 and December 31, 2008, respectively)	0.9	0.8
Additional paid-in capital	1,456.4	1,264.1
Retained earnings	350.3	229.5
Accumulated other comprehensive income (loss)	(24.1)	(51.8)
Less: Treasury stock (1.7 and 2.8 shares, at cost, at September 30, 2009 and December 31, 2008, respectively)	(28.2)	(58.4)

Total stockholders’ equity	1,755.3	1,384.2

Total liabilities and stockholders’ equity	$6,059.8	$5,727.0

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$127.5	$111.5
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	94.4	89.7
Other non-cash items	56.8	61.1
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(8.4)	(30.6)
Inventory	36.4	(169.3)
Accounts payable	35.6	38.1
Other assets and liabilities	5.9	(45.8)

Net cash provided by operating activities	348.2	54.7

Cash flows from financing activities:
Net change in short-term debt	(139.4)	66.8
Proceeds from issuance of long-term debt	292.2	25.0
Payments on long-term debt	(350.3)	(20.7)
Proceeds from issuance of stock, net of transaction fees	203.3	1.9
Repurchase of common stock and shares tendered for taxes	(0.5)	(10.9)
Debt issuance and settlement costs	(16.9)	(2.6)
Other	—	(2.5)

Net cash provided by (used in) financing activities	(11.6)	57.0

Cash flows from investing activities:
Additions to property, plant and equipment	(76.2)	(70.0)
Acquisition of businesses and earnout payments, net of cash acquired	(13.7)	(40.8)
Other	(11.0)	(7.4)

Net cash used in investing activities	(100.9)	(118.2)

Effect of exchange rate changes on cash	14.4	0.7

Net increase (decrease) in cash and cash equivalents	250.1	(5.8)
Cash and cash equivalents at beginning of period	392.8	220.5

Cash and cash equivalents at end of period	$642.9	$214.7

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

Unless otherwise disclosed in the notes to the consolidated financial statements, the estimated fair value of financial assets and liabilities approximates carrying value. Subsequent events have been evaluated through the filing date (October 30, 2009) of these unaudited condensed consolidated financial statements.

Stock-based Compensation

Stock-based compensation costs, which are included in selling, general and administrative expenses, were $5.6 and $5.8 for the three months ended September 30, 2009 and 2008, respectively, and $19.1 and $16.5 for the nine months ended September 30, 2009 and 2008, respectively.

Adoption of New Accounting Standards

The Financial Accounting Standards Board (the “FASB”) issued authoritative accounting guidance (“Guidance”) in September 2006 that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Effective January 2008, the Company adopted the provisions of this Guidance related to financial assets and liabilities, as well as other assets and liabilities carried at fair value on a recurring basis. These provisions were applied prospectively and did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company (see Note 8 for disclosures related to this Guidance for financial assets and liabilities). Effective January 2009, the Company adopted the provisions of this Guidance related to other non-financial assets and liabilities. The adoption of these provisions did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company and these provisions will be applied prospectively for the fair value measurement of non-financial assets.

In December 2007, the FASB issued Guidance that significantly changes the financial accounting and reporting for noncontrolling (or minority) interests in consolidated financial statements. The provisions of this Guidance, in part, establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, clarify that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements, establish a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation; require that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and require expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. This Guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this Guidance by the Company, effective January 1, 2009, did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

In March 2008, the FASB issued Guidance that requires that a company with derivative instruments disclose information to enable users of the financial statements to understand: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. As such, this Guidance requires qualitative disclosures about objectives and strategies for using

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

(Unaudited)—(Continued)

derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This Guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Since this Guidance requires only additional disclosures concerning derivatives and hedging activities (see Note 7 for disclosures related to the adoption of this Guidance), the adoption of this Guidance by the Company, effective January 1, 2009, did not affect the consolidated financial position, results of operations or cash flows of the Company.

In December 2008, the FASB issued Guidance that requires expanded fair value disclosures of plan assets on an annual basis. The Company would be required to separate plan assets into the three fair value hierarchy levels and provide a rollforward of the changes in fair value of plan assets classified as Level 3. The disclosures about plan assets required by this Guidance are effective for fiscal years ending after December 15, 2009. Since this Guidance requires only additional disclosures concerning plan assets, the adoption of this Guidance by the Company will not affect the consolidated financial position, results of operations or cash flows of the Company.

In April 2009, the FASB issued Guidance that requires publicly-traded companies to provide disclosures on the fair value of financial instruments in interim financial statements. Since this Guidance requires only additional disclosures concerning the financial instruments, the adoption of this Guidance by the Company, effective September 30, 2009, did not affect the consolidated financial position, results of operations or cash flows of the Company.

In May 2009, the FASB issued Guidance that establishes general standards of accounting for and disclosures of subsequent events that occurred after the balance sheet date but prior to the issuance of financial statements. This Guidance is effective for financial statements issued for interim periods or fiscal years ending after September 15, 2009. The adoption of this Guidance by the Company, effective September 30, 2009, did not affect the consolidated financial position, results of operations or cash flows of the Company.

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

New Accounting Standards

In June 2009, the FASB issued Guidance that in part, amends derecognition guidance, eliminates the exemption from consolidation for qualifying special-purpose entities and requires additional disclosures. This Guidance is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of this Guidance to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued Guidance that amends the consolidation guidance applicable to variable interest entities. The provisions of this Guidance require entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The Guidance also requires an enterprise to assess on an ongoing basis to determine whether it is a primary beneficiary or has an implicit responsibility to ensure that a variable interest entity operates as designed. This Guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and will be effective for the Company beginning in 2010. The Company does not expect the provisions of this Guidance to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, which requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010, with earlier application is permitted. The Company does not that expect the provisions of ASU 2009-13 to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

(Unaudited)—(Continued)

2. Inventories

Inventories are comprised of the following at September 30, 2009 and December 31, 2008:

(in millions)	September 30, 2009	December 31, 2008
Raw materials and supplies	$226.6	$214.8
Work in process	58.7	54.5
Finished goods	887.1	911.1

Total inventories	$1,172.4	$1,180.4

3. Property, Plant and Equipment

Property, plant and equipment, net, consist of the following at September 30, 2009 and December 31, 2008:

(in millions)	September 30, 2009	December 31, 2008
Land	$38.0	$36.6
Buildings	220.4	208.7
Machinery and equipment	764.4	697.8

	1,022.8	943.1
Less: Accumulated depreciation	(514.2)	(436.2)

Total property, plant and equipment, net	$508.6	$506.9

Depreciation of property, plant and equipment was $28.1 and $26.8 for the three months ended September 30, 2009 and 2008, respectively, and $82.1 and $77.7 for the nine months ended September 30, 2009 and 2008, respectively.

4. Goodwill and Intangibles

Goodwill activity for the nine months ended September 30, 2009 is as follows:

(in millions)	Net Book Value at December 31, 2008	Additions	Foreign Exchange and Other Adjustments (1)	Net Book Value at September 30, 2009
Outdoor Solutions	$625.6	$11.7	$24.5	$661.8
Consumer Solutions	481.1	6.9	2.7	490.7
Branded Consumables	347.8	8.5	2.2	358.5
Process Solutions	21.6	—	—	21.6

Total goodwill	$1,476.1	$27.1	$29.4	$1,532.6

(1)	The goodwill adjustment in the Outdoor Solutions segment includes the accrual of a $25.0 earnout payment related to the 2007 acquisition of Pure Fishing, Inc. (“Pure Fishing”).

Intangibles activity for the nine months ended September 30, 2009 is as follows:

(in millions)	Gross Carrying Amount at December 31, 2008	Additions	Accumulated Amortization and Foreign Exchange	Net Book Value at September 30, 2009	Amortization Periods (years)
Patents	$5.6	$1.6	$(0.9)	$6.3	12-30
Non-compete and other agreements	1.7	2.0	(2.1)	1.6	1-5
Manufacturing process and expertise	30.9	—	(20.8)	10.1	3-7
Brand names	1.9	1.3	(0.7)	2.5	4-10
Customer relationships and distributor channels	143.9	7.8	(21.8)	129.9	10-25
Trademarks and tradenames	787.2	2.1	(0.1)	789.2	indefinite

Total intangibles	$971.2	$14.8	$(46.4)	$939.6

Amortization of intangibles was $4.6 and $4.0 for the three months ended September 30, 2009 and 2008, respectively, and $12.3 and $12.0 for the nine months ended September 30, 2009 and 2008, respectively.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

(Unaudited)—(Continued)

5. Warranty Reserve

The warranty reserve activity for the nine months ended September 30, 2009 is as follows:

(in millions)	2009
Warranty reserve at January 1,	$78.2
Acquisitions and other adjustments	1.0
Provisions for warranties issued, net	101.1
Warranty claims paid	(104.7)

Warranty reserve at September 30,	$75.6

6. Debt

Debt is comprised of the following at September 30, 2009 and December 31, 2008:

(in millions)	September 30, 2009	December 31, 2008
Senior Credit Facility Term Loans	$1,324.1	$1,671.9
8% Senior Notes due 2016	292.5	—
7 1/2% Senior Subordinated Notes due 2017	654.7	650.0
Securitization Facility due 2010	248.0	250.0
Revolving Credit Facility	—	130.2
2% Subordinated Note due 2012	96.9	96.1
5% Convertible Debentures due 2010	—	3.0
Non-U.S. borrowings	55.5	59.0
Other	7.9	8.1

Total debt	2,679.6	2,868.3

Less: current portion	(278.7)	(431.4)

Total long-term debt	$2,400.9	$2,436.9

In April 2009, the Company completed a registered public offering for $300 aggregate principal amount of 8% senior unsecured notes due May 2016 (the “Notes”) and received approximately $283 in net proceeds. These net proceeds were used to prepay approximately $283 of the outstanding principal on the Company’s term loans under its senior credit facility. Beginning in May 2013, the Company may redeem all or part of the Notes at specified redemption prices ranging from 100% to 104% of the principal amount, plus accrued and unpaid interest to the date of redemption. The Notes are subject to a number of restrictive and financial covenants that, in part, limit the use of proceeds and limit the ability of the Company to incur additional debt, create liens on assets, engage in mergers and consolidations, pay dividends on or repurchase the Company’s common stock, prepay debt subordinate to the Notes or dispose of assets.

In July 2009, the Company entered into an amendment to extend the maturity of the securitization facility for another year until July 1, 2010. Following the renewal, the borrowing rate margin is 2.25% and the unused line fee is 1.125% per annum.

In August 2009, the Company completed an extension of the revolving credit portion (the “Revolving Facility”) of the Company’s senior credit facility (the “Facility”), which was allowed for under an April 2009 amendment, to extend the maturity date of the Revolving Facility in an aggregate amount of $100 to January 2012. Additionally, the then existing $185 of availability maturing in January 2010 was reduced to $1.0. Following this amendment, the gross available amount under the Revolving Facility is $101.

In August 2009, the Company entered into an amendment to the Facility that extended the maturity date of $600 principal amount of existing term loans from January 2012 to January 2015 through the creation of a new Term B4 tranche of the Facility, allowed for an increase in the maximum borrowings under the securitization facility from $250 to $400 and increased the Company’s general debt basket from $75 to $150. The Term B4 loans bear interest of LIBOR plus 3.25%.

At September 30, 2009, the fair value of the 8% senior notes and 7 1/2% senior subordinated notes, which are based upon quoted market prices, was approximately $308 and $632, respectively.

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

(Unaudited)—(Continued)

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

In October 2009, the Company terminated an interest rate swap and received $5.0. This swap, which was entered into in June 2009, was a $300 notional amount interest rate swap that exchanged fixed rate interest for floating rate LIBOR plus a spread of 373 basis points. This floating rate swap was designated as a fair value hedge against $300 of principal on the 7 1/2% Senior Subordinated Notes due 2017 for the remaining life of these notes. The effective portion of the fair value gains or losses on this swap were offset by a fair value adjustment in the underlying debt. The gain resulting from the termination of this swap is deferred and will be amortized over the remaining life of the Senior Subordinated Notes due 2017.

In March 2009, the Company entered into a $250 notional amount swap agreement that exchanges a variable interest rate (LIBOR) for a 1.88% fixed rate of interest over the term of the agreement. This swap matures on December 31, 2011. The Company has designated this swap as a cash flow hedge of the interest rate risk attributable to forecasted variable interest (LIBOR) payments.

At September 30, 2009, the Company had $650 of notional amount outstanding in swap agreements that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (“AOCI”).

At September 30, 2009, the Company had outstanding a $40 notional amount swap agreement that exchanges a variable interest rate (LIBOR) for fixed rate of interest over the term of the agreement that is not designated as an effective hedge for accounting purposes and the fair market value gains or losses are included in the results of operations and are classified in selling, general and administrative expenses (“SG&A”). This swap, which matures June 30, 2010, was assumed in a prior year acquisition.

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain U.S. dollar-based debt of foreign subsidiaries. At September 30, 2009, the Company had a $22.7 notional amount cross-currency swap outstanding that exchanges Canadian dollars for U.S. dollars. This swap exchanges the variable interest rate bases of the U.S. dollar balance (3-month U.S. LIBOR plus a spread of 175 basis points) and the equivalent Canadian dollar balance (3-month CAD BA plus a spread of 192 basis points). This swap is designated as fair value hedge on a U.S. dollar-based term loan of a Canadian subsidiary. Changes in the fair market value of this cross-currency swap are recorded as an offset to the corresponding long-term debt.

Forward Foreign Currency Contracts

The Company uses forward foreign currency contracts (“foreign currency contracts”) to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statement of operations as the underlying hedged item. At September 30, 2009, the Company had approximately $354 notional amount of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases and sales.

At September 30, 2009, the Company had outstanding approximately $60 notional amount of foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through 2011. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

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

(Unaudited)—(Continued)

These derivatives are not designated as effective hedges for accounting purposes. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

The following table presents the fair value of derivative financial instruments as of September 30, 2009:

(in millions)	September 30, 2009
	Fair Value of Derivatives
	Asset(1)	Liability(1)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$—	$18.5
Foreign currency contracts	5.3	13.2
Fair value hedges:
Interest rate swaps	4.7	—
Cross-currency swaps	—	1.8

Subtotal	10.0	33.5

Derivatives not designated as effective hedges:
Interest rate swaps	—	1.3
Foreign currency contracts	1.7	0.8
Commodity contracts	0.8	0.1

Subtotal	2.5	2.2

Total	$12.5	$35.7

(1) Consolidated Balance Sheet location:
Asset: Other non-current assets
Liability: Other non-current liabilities

The following table presents gain and loss activity (on a pretax basis) for the three and nine months ended September 30, 2009 related to derivative financial instruments designated as effective hedges:

(in millions)	Three months Ended September 30, 2009			Nine months Ended September 30, 2009
	Gain/(Loss) Recognized in OCI (a)	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income (b)	Gain/(Loss) Recognized in OCI (a)	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income (b)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$1.0	$1.2	$—	$10.8	$3.5	$—
Foreign currency contracts	(10.7)	5.1	(1.2)	(10.8)	20.6	(4.4)

Total	$(9.7)	$6.3	$(1.2)	$—	$24.1	$(4.4)

Location of gain/(loss) in the Consolidated Statement of Income:
Net sales		$(0.1)	$—		$(0.5)	$—
Cost of sales		5.2	—		21.1	—
SG&A		—	(1.2)		—	(4.4)
Interest expense		1.2	—		3.5	—

Total		$6.3	$(1.2)		$24.1	$(4.4)

(a)	Represents effective portion recognized in Other Comprehensive Income (“OCI”)
(b)	Represents portion excluded from effectiveness testing

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

(Unaudited)—(Continued)

The following table presents gain and loss activity (on a pretax basis) for the three and nine months ended September 30, 2009 related to derivative financial instruments not designated as effective hedges:

	Gain/(Loss) Recognized in Income (a)
(in millions)	Three months Ended September 30, 2009	Nine months Ended September 30, 2009
Derivatives not designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$0.3	$0.8
Foreign currency contracts	(1.0)	0.9
Commodity contracts	0.8	7.0

Total	$0.1	$8.7

(a)	Classified in SG&A

8. Fair Value Measurements

Guidance defines three levels of inputs that may be used to measure fair value and requires that the assets or liabilities carried at fair value be disclosed by the input level under which they were valued. The input levels defined under current Guidance are as follows:

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

The following tables summarize assets and liabilities that are measured at fair value on a recurring basis at September 30, 2009 and December 31, 2008:

	September 30, 2009
	Fair Value Asset (Liability)
(in millions)	Level 1	Level 2	Total
Derivatives:
Assets	$—	$0.8	$0.8
Liabilities	—	(24.0)	(24.0)
Available for sale securities	19.2	—	19.2

	December 31, 2008
	Fair Value Asset (Liability)
(in millions)	Level 1	Level 2	Total
Derivatives:
Assets	$—	$7.8	$7.8
Liabilities	—	(33.8)	(33.8)
Available for sale securities	14.8	—	14.8

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

(Unaudited)—(Continued)

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

Due to the uncertainty described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of September 30, 2009.

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

(Unaudited)—(Continued)

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

10. Stockholders’ Equity

In April 2009, the Company completed an equity offering of 12 million newly-issued shares of common stock at $17.50 per share. The net proceeds to the Company, after the payment of underwriting discounts and other expenses of the offering, were approximately $203.

In November 2008, the Board of Directors (the “Board”) of the Company declared a dividend of one preferred share purchase right (a “Right”) in connection with its adoption of a Rights Agreement dated as of November 19, 2008 (the “Plan”), for each outstanding share of common stock of the Company on December 1, 2008 (the “Record Date”). Each share of common stock issued after the Record Date will be issued with an attached Right. The Rights had an original expiration date of November 19, 2011. In April 2009, the Board approved the early termination of the Plan effective November 18, 2009.

In July 2009, the Company granted 0.5 million stock options and 0.7 million restricted share awards in conjunction with its annual equity grant. The grant date fair value for the stock options was $9.91 per share with an aggregate fair value of $5.4 for the grant. The options vest ratably over a three year service period. The grant date fair value of the restricted share awards was $20.27 per share with an aggregate fair value of $14.0 for the grant. The restricted awards vest based on rendering an explicit service period and achievement of performance target.

In September 2009, the Company announced that the Board had decided to initiate a quarterly cash dividend of $0.075 per share of the Company’s common stock or approximately $6.7 payable on October 30, 2009 to stockholders of record as of the close of business on October 1, 2009. The Company expects that the quarterly dividends going forward will be paid during the last week of October, January, April and July, and anticipates a total annual dividend of $0.30 per share of common stock. However, the actual declaration of any future cash dividends, and the establishment of record and payment dates, will be subject to final determination by the Board each quarter after its review of the Company’s financial performance.

11. Earnings Per Share

The computations of the weighted average shares outstanding for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2009	2008	2009	2008
Weighted average shares outstanding:
Basic	88.0	75.4	82.6	75.3
Dilutive share-based awards	0.8	1.1	0.8	1.1

Diluted	88.8	76.5	83.4	76.4

Stock options and warrants to purchase 3.0 million and 3.1 million shares of the Company’s common stock at September 30, 2009 and 2008, respectively, had exercise prices that exceeded the average market price of the Company’s common stock for the three months ended September 30, 2009 and 2008. As such, these share-based awards did not affect the computation of diluted earnings per share.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

(Unaudited)—(Continued)

12. Comprehensive Income

The components of comprehensive income for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2009	2008	2009	2008
Net income	$73.7	$63.8	$127.5	$111.5
Foreign currency translation	29.0	(47.8)	43.6	(15.3)
Derivative financial instruments	(10.7)	9.7	(17.4)	9.4
Accrued benefit costs	0.6	(0.4)	1.8	(1.2)
Unrealized gain/loss on investment	(0.1)	(0.1)	(0.3)	0.1

Comprehensive income	$92.5	$25.2	$155.2	$104.5

13. Employee Benefit Plans

The components of pension and postretirement benefit expense for the three and nine months ended September 30, 2009 and 2008 are as follows:

(in millions)	Pension Benefits
	Three months ended September 30,
	2009			2008
	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$—	$0.2	$0.2	$0.1	$0.2	$0.3
Interest cost	4.6	0.5	5.1	4.6	0.4	5.0
Expected return on plan assets	(3.2)	(0.2)	(3.4)	(4.6)	(0.3)	(4.9)
Amortization, net	1.3	—	1.3	—	—	—

Net periodic expense	2.7	0.5	3.2	0.1	0.3	0.4

Settlements	0.1	—	0.1	—	—	—

Total expense	$2.8	$0.5	$3.3	$0.1	$0.3	$0.4

(in millions)	Nine months ended September 30,
	2009			2008
	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$0.1	$0.6	$0.7	$0.1	$0.8	$0.9
Interest cost	13.8	1.3	15.1	13.7	1.5	15.2
Expected return on plan assets	(9.4)	(0.6)	(10.0)	(13.8)	(1.0)	(14.8)
Amortization, net	3.7	—	3.7	—	—	—

Net periodic expense	8.2	1.3	9.5	—	1.3	1.3

Settlements	0.4	—	0.4	—	—	—

Total expense	$8.6	$1.3	$9.9	$—	$1.3	$1.3

	Postretirement Benefits
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2009	2008	2009	2008
Service cost	$—	$0.1	$—	$0.2
Interest cost	0.1	0.2	0.3	0.8
Amortization, net	(0.2)	(0.3)	(0.6)	(1.0)

Net periodic expense	$(0.1)	$—	$(0.3)	$—

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

(Unaudited)—(Continued)

14. Reorganization and Acquisition-Related Integration Costs

Reorganization and acquisition-related integration costs (collectively, “reorganization costs”) for the three and nine months ended September 30, 2009 and 2008 are as follows:

(in millions)	Three months ended September 30, 2009
	Employee Terminations	Other Charges	Impairment	Total
Charged to Results of Operations:
Outdoor Solutions	$1.6	$2.7	$—	$4.3
Consumer Solutions	—	—	—	—

Total	$1.6	$2.7	$—	$4.3

(in millions)	Three months ended September 30, 2008
	Employee Terminations	Other Charges	Impairment	Total
Charged to Results of Operations:
Outdoor Solutions	$2.8	$4.0	$—	$6.8
Branded Consumables	1.7	0.8	—	2.5
Process Solutions	0.4	0.3	—	0.7
Corporate	2.1	0.7	—	2.8

Total	$7.0	$5.8	$—	$12.8

(in millions)	Nine months ended September 30, 2009
	Employee Terminations	Other Charges	Impairment	Total
Charged to Results of Operations:
Outdoor Solutions	$11.0	$7.4	$0.9	$19.3
Consumer Solutions	3.2	—	—	3.2

Total	$14.2	$7.4	$0.9	$22.5

(in millions)	Nine months ended September 30, 2008
	Employee Terminations	Other Charges	Impairment	Total
Charged to Results of Operations:
Outdoor Solutions	$10.3	$10.3	$0.2	$20.8
Branded Consumables	4.3	1.7	—	6.0
Process Solutions	2.0	0.8	—	2.8
Corporate	2.3	2.7	—	5.0

Subtotal	18.9	15.5	0.2	34.6
Capitalized as a Cost of Acquisition:
Outdoor Solutions	2.4	3.6	—	6.0
Corporate	0.5	—	—	0.5

Total	$21.8	$19.1	$0.2	$41.1

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

Outdoor Solutions Segment Reorganization Costs

During 2009, the Company initiated plans to rationalize the overall cost structure of the Outdoor Solutions segment through headcount reductions and facility consolidation. During 2007, the Company initiated plans to integrate certain businesses acquired from K2 and Pure Fishing. The plans include, in part, facility closings and headcount reductions. Employee termination charges for the three and nine months ended September 30, 2009 and 2008 relate to the implementation of these initiatives.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

(Unaudited)—(Continued)

For the three and nine months ended September 30, 2009, other charges include lease and moving costs ($0.2 and $0.7, respectively), contract termination fees ($0.5 and $1.0, respectively), professional fees ($1.2 and $2.7, respectively) and other costs ($0.8 and $3.0, respectively). For the three and nine months ended September 30, 2008, other charges, which result from the integration of K2 and Pure Fishing, include professional fees ($1.1 and $3.7, respectively), lease exits costs ($1.2 and $1.9, respectively) and other costs ($1.7 and $4.7, respectively), which are comprised primarily of contract termination fees and moving costs.

At September 30, 2009, $3.3 of severance and other employee benefit-related costs and $3.4 of other costs (primarily lease obligations) remain accrued for these reorganization initiatives in the Outdoor Solutions segment.

Consumer Solutions Segment Reorganization Costs

During 2009, the Company initiated plans to rationalize the overall cost structure of the Consumer Solutions segment through headcount reductions. Employee termination charges for the three and nine months ended September 30, 2009 relate to these plans.

As of September 30, 2009, $8.0 of costs (primarily lease obligations) remain accrued for reorganization initiatives in the Consumer Solutions segment.

Branded Consumables Segment Reorganization Costs

In 2007, the Company initiated a plan to consolidate certain non-manufacturing processes across the Branded Consumables segment platform. This plan includes headcount reduction and facility consolidation. Prior to 2007, the Company implemented a strategic plan to reorganize the Branded Consumables segment to facilitate long-term cost savings and improve management and reporting capabilities. Specific cost savings initiatives include the utilization of certain shared distribution and warehousing services and information systems platforms and outsourcing the manufacturing of certain kitchen products. Employee termination charges for the three and nine months ended September 30, 2008 primarily relate to these plans and all employees under this plan have been terminated.

For the three and nine months ended September 30, 2008, other charges primarily consist of professional fees.

Process Solutions Segment Reorganization Costs

During 2007, the Company initiated a plan to consolidate manufacturing facilities related to the plastics business in the Process Solutions segment. The plan resulted in facility closures and headcount reductions. Employee termination charges for the three and nine months ended September 30, 2008 primarily relate to this plan and all employees under this plan have been terminated.

Corporate Reorganization Costs

For the three and nine months ended September 30, 2008, other charges are primarily due to the integration of certain corporate functions related to the Acquisition.

Accrued Reorganization Costs

Details and the activity related to reorganization costs as of and for the nine months ended September 30, 2009 are as follows:

(in millions)	Accrual Balance at December 31, 2008	Reorganization Costs, net	Payments	Foreign Currency and Other	Accrual Balance at September 30, 2009
Severance and other employee-related	$12.3	$14.2	$(21.8)	$(0.4)	$4.3
Other costs	15.8	7.4	(10.4)	(1.5)	11.3

Total	$28.1	$21.6	$(32.2)	$(1.9)	$15.6

Impairment		0.9

		$22.5

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

(Unaudited)—(Continued)

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

In the Process Solutions segment the Company manufactures, markets and distributes a wide variety of plastic products, including closures, contact lens packaging, medical disposables, plastic cutlery and rigid packaging. Many of these products are consumable in nature or represent components of consumer products. The materials business produces specialty nylon polymers, conductive fibers and monofilament used in various products, including woven mats used by paper producers and weed trimmer cutting line, as well as fiberglass radio antennas for marine, citizen band and military applications. This segment is also the largest North American producer of niche products fabricated from solid zinc strip and are the sole source supplier of copper plated zinc penny blanks to the United States Mint and a major supplier to the Royal Canadian Mint, as well as a supplier of nickel, brass and bronze plated finishes on steel and zinc for coinage to other international markets. In addition, the Company manufactures a line of industrial zinc products marketed globally for use in the plumbing, automotive, electrical component and architectural markets.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

(Unaudited)—(Continued)

Segment information as of and for the three and nine months ended September 30, 2009 and 2008 is as follows:

(in millions)	Three months ended September 30, 2009
	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$565.7	$510.3	$224.6	$60.8	$(10.1)	$1,351.3	$—	$1,351.3

Segment earnings (loss)	85.0	86.7	36.6	7.6	—	215.9	(24.1)	191.8
Adjustments to reconcile to reported operating earnings (loss):
Reorganization costs	(4.3)	—	—	—	—	(4.3)	—	(4.3)
Depreciation and amortization	(17.3)	(7.4)	(4.9)	(2.9)	—	(32.5)	(0.2)	(32.7)

Operating earnings (loss)	$63.4	$79.3	$31.7	$4.7	$—	$179.1	$(24.3)	$154.8

Other segment data:
Total assets	$2,626.4	$1,952.3	$955.4	$197.3	$—	$5,731.4	$328.4	$6,059.8

(in millions)	Three months ended September 30, 2008
	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$620.1	$542.7	$223.5	$83.7	$(14.4)	$1,455.6	$—	$1,455.6

Segment earnings (loss)	83.6	82.8	36.5	8.9	—	211.8	(24.1)	187.7
Adjustments to reconcile to reported operating earnings (loss):
Reorganization costs	(6.8)	—	(2.5)	(0.7)	—	(10.0)	(2.8)	(12.8)
Depreciation and amortization	(15.9)	(6.8)	(4.7)	(3.2)	—	(30.6)	(0.2)	(30.8)

Operating earnings (loss)	$60.9	$76.0	$29.3	$5.0	$—	$171.2	$(27.1)	$144.1

(in millions)	Nine months ended September 30, 2009
	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$1,794.8	$1,218.4	$586.9	$196.9	$(37.1)	$3,759.9	$—	$3,759.9

Segment earnings (loss) (1)	227.4	174.0	80.7	23.2	—	505.3	(75.4)	429.9
Adjustments to reconcile to reported operating earnings (loss):
Reorganization costs (1)	(19.3)	—	—	—	—	(19.3)	—	(19.3)
Depreciation and amortization	(49.8)	(20.7)	(14.7)	(8.6)	—	(93.8)	(0.6)	(94.4)

Operating earnings (loss)	$158.3	$153.3	$66.0	$14.6	$—	$392.2	$(76.0)	$316.2

(in millions)	Nine months ended September 30, 2008
	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$1,987.0	$1,242.3	$589.3	$264.5	$(50.1)	$4,033.0	$—	$4,033.0

Segment earnings (loss)	240.3	161.0	76.7	29.4	—	507.4	(68.5)	438.9
Adjustments to reconcile to reported operating earnings (loss):
Reorganization costs	(20.8)	—	(6.0)	(2.8)	—	(29.6)	(5.0)	(34.6)
Depreciation and amortization	(46.8)	(19.7)	(13.1)	(9.3)	—	(88.9)	(0.8)	(89.7)

Operating earnings (loss)	$172.7	$141.3	$57.6	$17.3	$—	$388.9	$(74.3)	$314.6

(1)	For the nine months ended September 30, 2009, segment earnings for the Consumer Solutions segment includes reorganization costs of $3.2 (see Note 14).

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

(Unaudited)—(Continued)

16. Condensed Consolidating Financial Statements

The Company’s 8% senior notes and 7 1 /2% senior subordinated notes are fully guaranteed, jointly and severally, by certain of the

Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these notes. Presented below is the condensed consolidating financial statements of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis as of September 30, 2009 and December 31, 2008 and for the three and nine months ended September 30, 2009 and 2008.

Condensed Consolidating Statements of Income

(in millions)	Three months ended September 30, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$846.2	$534.3	$(29.2)	$1,351.3
Costs and expenses	24.4	732.0	469.3	(29.2)	1,196.5

Operating (loss) earnings	(24.4)	114.2	65.0	—	154.8
Other expense, net	66.7	9.7	4.7	—	81.1
Equity in the income of subsidiaries	164.8	58.2	—	(223.0)	—

Net income (loss)	$73.7	$162.7	$60.3	$(223.0)	$73.7

(in millions)	Three months ended September 30, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$941.5	$561.9	$(47.8)	$1,455.6
Costs and expenses	24.6	847.3	487.4	(47.8)	1,311.5

Operating (loss) earnings	(24.6)	94.2	74.5	—	144.1
Other expense, net	40.4	21.7	18.2	—	80.3
Equity in the income of subsidiaries	128.8	55.0	—	(183.8)	—

Net income (loss)	$63.8	$127.5	$56.3	$(183.8)	$63.8

(in millions)	Nine months ended September 30, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,473.9	$1,391.1	$(105.1)	$3,759.9
Costs and expenses	76.7	2,233.3	1,238.8	(105.1)	3,443.7

Operating (loss) earnings	(76.7)	240.6	152.3	—	316.2
Other expense, net	144.7	2.4	41.6	—	188.7
Equity in the income of subsidiaries	348.9	107.1	—	(456.0)	—

Net income (loss)	$127.5	$345.3	$110.7	$(456.0)	$127.5

(in millions)	Nine months ended September 30, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,627.3	$1,549.2	$(143.5)	$4,033.0
Costs and expenses	63.7	2,397.9	1,400.3	(143.5)	3,718.4

Operating (loss) earnings	(63.7)	229.4	148.9	—	314.6
Other expense, net	123.1	31.7	48.3	—	203.1
Equity in the income of subsidiaries	298.3	98.5	—	(396.8)	—

Net income (loss)	$111.5	$296.2	$100.6	$(396.8)	$111.5

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

(Unaudited)—(Continued)

Condensed Consolidating Balance Sheets

(in millions)	As of September 30, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets	$303.3	$970.1	$1,718.1	$(0.4)	$2,991.1
Investment in subsidiaries	4,690.6	1,078.8	—	(5,769.4)	—
Non-current assets	157.7	3,642.7	356.0	(1,087.7)	3,068.7

Total assets	$5,151.6	$5,691.6	$2,074.1	$(6,857.5)	$6,059.8

Liabilities and stockholders’ equity:
Current liabilities	$144.2	$579.1	$621.3	(2.8)	$1,341.8
Non-current liabilities	3,252.1	416.5	379.4	(1,085.3)	2,962.7
Stockholders’ equity	1,755.3	4,696.0	1,073.4	(5,769.4)	1,755.3

Total liabilities and stockholders’ equity	$5,151.6	$5,691.6	$2,074.1	$(6,857.5)	$6,059.8

(in millions)	As of December 31, 2008
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets	$239.6	$1,072.1	$1,421.7	$(4.3)	$2,729.1
Investment in subsidiaries	4,277.3	783.8	—	(5,061.1)	—
Non-current assets	150.4	3,395.8	286.2	(834.5)	2,997.9

Total assets	$4,667.3	$5,251.7	$1,707.9	$(5,899.9)	$5,727.0

Liabilities and stockholders’ equity:
Current liabilities	$215.2	$564.1	$578.5	(3.4)	$1,354.4
Non-current liabilities	3,067.9	463.0	292.9	(835.4)	2,988.4
Stockholders’ equity	1,384.2	4,224.6	836.5	(5,061.1)	1,384.2

Total liabilities and stockholders’ equity	$4,667.3	$5,251.7	$1,707.9	$(5,899.9)	$5,727.0

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

(Unaudited)—(Continued)

Condensed Consolidating Statements of Cash Flows

(in millions)	Nine months ended September 30, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(105.8)	$290.9	$163.1	$348.2
Financing activities:
Net change in short-term debt	(133.6)	(2.0)	(3.8)	(139.4)
Proceeds (payments) from (to) intercompany transactions	206.3	(207.6)	1.3	—
Proceeds from issuance of long-term debt	292.2	—	—	292.2
Payments on long-term debt	(350.3)	—	—	(350.3)
Issuance (repurchase) of common stock, net	202.8	—	—	202.8
Other	(16.9)	—	—	(16.9)

Net cash provided by (used in) financing activities	200.5	(209.6)	(2.5)	(11.6)

Investing Activities:
Additions to property, plant and equipment	(0.1)	(65.9)	(10.2)	(76.2)
Acquisition of business and earnout payments, net of cash acquired	(2.0)	(10.4)	(1.3)	(13.7)
Other	—	(4.9)	(6.1)	(11.0)

Net cash used in investing activities	(2.1)	(81.2)	(17.6)	(100.9)

Effect of exchange rate changes on cash	—	—	14.4	14.4

Net increase in cash and cash equivalents	92.6	0.1	157.4	250.1
Cash and cash equivalents at beginning of period	211.8	7.9	173.1	392.8

Cash and cash equivalents at end of period	$304.4	$8.0	$330.5	$642.9

(in millions)	Nine months ended September 30, 2008
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(756.7)	$655.4	$156.0	$54.7
Financing activities:
Net change in short-term debt	30.0	—	36.8	66.8
Proceeds (payments) from (to) intercompany transactions	772.1	(602.9)	(169.2)	—
Proceeds from issuance of long-term debt	25.0	—	—	25.0
Payments on long-term debt	(20.0)	—	(0.7)	(20.7)
Issuance (repurchase) of common stock, net	(9.0)	—	—	(9.0)
Other	(2.6)	—	(2.5)	(5.1)

Net cash provided by (used in) financing activities	795.5	(602.9)	(135.6)	57.0

Investing Activities:
Additions to property, plant and equipment	(1.0)	(54.2)	(14.8)	(70.0)
Acquisition of business and earnout payments, net of cash acquired	(38.2)	(1.6)	(1.0)	(40.8)
Other	—	(0.6)	(6.8)	(7.4)

Net cash used in investing activities	(39.2)	(56.4)	(22.6)	(118.2)

Effect of exchange rate changes on cash	—	—	0.7	0.7

Net decrease in cash and cash equivalents	(0.4)	(3.9)	(1.5)	(5.8)
Cash and cash equivalents at beginning of period	59.3	10.7	150.5	220.5

Cash and cash equivalents at end of period	$58.9	$6.8	$149.0	$214.7

The amounts reflected as proceeds (payments) from (to) intercompany transactions represent cash flows originating from transactions conducted between Guarantor Subsidiaries, Non-Guarantor Subsidiaries and Parent in the normal course of business operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

From time to time, the Company may make or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. Such statements are necessarily estimates reflecting management’s best judgment based on current information. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Such statements are usually identified by the use of words or phrases such as “believes”, “anticipates”, “expects”, “estimates”, “planned”, “outlook” and “goal”. Because forward-looking statements involve risks and uncertainties, the Company’s actual results could differ materially. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in forward-looking statements. All statements addressing trends, events, developments, operating performance, potential acquisitions or liquidity that the Company anticipates or expects will occur in the future are forward-looking statements.

Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements.

The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures the Company makes on related subjects in the Company’s Forms 10-K, 10-Q and 8-K reports to the Securities and Exchange Commission. Please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for a list of factors which could cause the Company’s actual results to differ materially from those projected in the Company’s forward-looking statements and certain risks and uncertainties that may affect the operations, performance and results of the Company’s businesses. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

In the Process Solutions segment the Company manufactures, markets and distributes a wide variety of plastic products, including closures, contact lens packaging, medical disposables, plastic cutlery and rigid packaging. Many of these products are consumable in nature or represent components of consumer products. The materials business produces specialty nylon polymers, conductive fibers and monofilament used in various products, including woven mats used by paper producers and weed trimmer cutting line, as well as fiberglass radio antennas for marine, citizen band and military applications. This segment is also the largest North American producer of niche products fabricated from solid zinc strip and are the sole source supplier of copper plated zinc penny blanks to the United States Mint and a major supplier to the Royal Canadian Mint, as well as a supplier of nickel, brass and bronze plated finishes on steel and zinc for coinage to other international markets. In addition, the Company manufactures a line of industrial zinc products marketed globally for use in the plumbing, automotive, electrical component and architectural markets.

Market Overview

The Company operates primarily in the consumer products markets, which are generally affected by overall economic conditions. The Company’s results and activities for the nine months ended September 30, 2009 have been affected by the following macroeconomic factors:

•

Global economic weakness, a recessionary economy in the United States and the corresponding decline in consumer confidence and demand has negatively affected sales both domestically and internationally.

•	Less volatile commodities markets have resulted in lower input costs relative to last year, with commensurate pressure from customers to lower pricing.

Summary of Significant 2009 Activities

•	In April 2009, the Company completed an equity offering of 12 million newly-issued shares of common stock at $17.50 per share resulting in net proceeds of approximately $203 million.

•	In April 2009, the Company completed a registered public offering for $300 million aggregate principal amount of 8% senior unsecured notes due May 2016.

•

In August 2009, the Company completed an extension of the revolving credit portion of the Company’s senior credit facility, which was allowed for under an April 2009 amendment, that extended the maturity date of the revolving facility in an aggregate amount of $100 million to January 2012.

•

In August 2009, the Company entered into an amendment to the Company’s senior credit facility. The amendment extended the maturity date of $600 million principal amount of existing term loans from January 2012 to January 2015.

•	The Company managed working capital to improve operating cash flows, with a particular focus on bringing inventory levels into line with lower sales.

•

As a result of the current macroeconomic conditions, the Company initiated cost containment efforts, with particular focus discretionary spending. These initiatives have resulted in an overall reduction in selling, general and administrative expenses (“SG&A”).

•

In September 2009, the Company announced that the Board of Directors (the “Board”) had decided to initiate a quarterly cash dividend of $0.075 per share of the Company’s common stock staring in the fourth quarter of 2009.

Acquisitions

The Company has not completed a significant acquisition in over two years. To the extent the Company pursues future acquisitions, the Company intends to focus on businesses with product offerings that provide geographic or product diversification, or expansion into related categories that can be marketed through the Company’s existing distribution channels or provide us with new distribution channels for our existing products, thereby increasing marketing and distribution efficiencies. Furthermore, the Company expects that acquisition candidates would demonstrate a combination of attractive margins, strong cash flow characteristics, category leading positions and products that generate recurring revenue. The Company anticipates that the fragmented nature of the consumer products market will continue to provide opportunities for growth through strategic acquisitions of complementary businesses. However, there can be no assurance that the Company will complete an acquisition(s) in any given year or that any such acquisition(s) will be significant or successful. The Company will only pursue a candidate when it is deemed to be fiscally prudent and that meets the Company’s acquisition criteria. The Company anticipates that any future acquisitions would be financed through any combination of cash on hand, operating cash flow, availability under our existing credit facilities and new capital market offerings.

During the nine months ended September 30, 2009, the Company completed three tuck-in acquisitions that by nature are complementary to the Company’s core businesses and from an accounting standpoint were not significant. The Company did not complete any acquisitions during 2008. The tuck-in acquisitions did not have a material impact on the period over period comparisons discussed below, nor are they expected to have a material impact on future period comparisons.

Results of Operations—Comparing 2009 to 2008

Three Months Ended September 30, 2009 versus the Three Months Ended September 30, 2008

(in millions)	Net Sales		Operating Earnings (Loss)
	Three months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
Outdoor Solutions	$565.7	$620.1	$63.4	$60.9
Consumer Solutions	510.3	542.7	79.3	76.0
Branded Consumables	224.6	223.5	31.7	29.3
Process Solutions	60.8	83.7	4.7	5.0
Corporate	—	—	(24.3)	(27.1)
Intercompany eliminations	(10.1)	(14.4)	—	—

	$1,351.3	$1,455.6	$154.8	$144.1

Net sales for the three months ended September 30, 2009 decreased $104 million, or 7.2%, to $1.4 billion versus the same prior year period. The overall decrease in net sales was primarily due to unfavorable foreign currency translation (approximately $22 million) and 27.4% ($22.9 million) decline in sales in the Process Solutions segment, due primarily to a decline in the pass through pricing of commodities, and lower coinage and OEM sales, which is typical in a recessionary environment. Net sales in the Outdoor Solutions segment decreased $54.4 million, or 8.8%, primarily as the result of unfavorable foreign currency translation (approximately $9 million) and declines in domestic and international sales resulting from overall economic weakness and lack of strong hurricane related sales in 2009 compared to the third quarter of 2008. Net sales in the Consumer Solutions segment decreased $32.4 million or 6.0%, which was primarily due to unfavorable foreign currency translation (approximately $10 million) and declines in domestic and international sales in certain categories resulting from overall economic weakness and the timing of certain orders, partially offset by increased demand in the small appliance and certain personal care and wellness categories, which is primarily due to gains in category space at certain major retailers along with new product placements. Net sales in the Branded Consumables segment increased $1.1 million or 0.5%, which was mainly due to improved sales of Ball® and Kerr® fresh preserving products, which has been driven in part, by the consumer trend of looking to save money, combined with the Company’s marketing efforts celebrating the 125th anniversary of the Ball® jar, partially offset by continued weakness at retail, primarily at domestic home improvement retailers resulting from overall economic weakness.

Cost of sales decreased $85.3 million to $955 million for the three months ended September 30, 2009 versus the same prior year period. Cost of sales as a percentage of net sales for the three months ended September 30, 2009 and 2008 was 70.6% and 71.4%, respectively. The improvement is primarily due to lower commodity costs in 2009 versus the same prior year period, maintaining inventory at levels consistent with our working capital goals and the realization of cost reductions from prior integration and ongoing continuous improvement programs.

SG&A decreased $21.2 million, or 8.2%, to $238 million for the three months ended September 30, 2009 versus the same prior year period. The improvement is primarily due to the aforementioned cost containment efforts (see Summary of Significant 2009 Activities) initiated by the Company as a result of the current macroeconomic conditions. SG&A as a percentage of net sales for the three months ended September 30, 2009 and 2008 was 17.6% and 17.8%, respectively.

Operating earnings for the three months ended September 30, 2009 in the Outdoor Solutions segment increased $2.5 million or 4.1%, versus the same prior year period primarily as the result of lower SG&A ($23.0 million) and a $2.5 million decrease in reorganization and acquisition-related integration costs, net (collectively “reorganization costs”), partially offset by the gross margin impact of lower sales. Operating earnings for the three months ended September 30, 2009 in the Consumer Solutions segment increased $3.3 million or 4.3%, versus the same prior year period primarily as the result of improved gross margins, which is primarily due to lower commodity and transportation costs in 2009 versus 2008. Operating earnings for the three months ended September 30, 2009 in the Branded Consumables segment increased $2.4 million or 8.2%, versus the same prior year period primarily as the result of the gross margin impact of an increase in sales and a decrease in reorganization costs ($2.5 million), partially offset by an increase in SG&A ($3.5 million). Operating earnings in the Process Solutions segment for the three months ended September 30, 2009 decreased $0.3 million or 6.0%, versus the same prior year period primarily as the result of the gross margin impact of lower sales, partially offset by a decrease in SG&A ($2.0 million) and a decrease on reorganization costs ($0.7 million).

Reorganization costs, decreased by $8.5 million to $4.3 million for the three months ended September 30, 2009 versus the same prior year period. These charges relate to plans initiated for 2009 to rationalize the overall cost structure of the Outdoor Solutions segment.

Net interest decreased by $8.8 million to $35.2 million for the three months ended September 30, 2009 versus the same prior year period, primarily due to a decrease in the weighted average interest rate for 2009 to 5.4% from 6.2% in 2008. The decrease in the weighted average interest rate is due to a decline in short-term variable interest rates (LIBOR) combined with the maturity of $725 million notional amount of fixed rate interest rate swaps during 2009.

The Company’s reported tax rate for the three months ended September 30, 2009 and 2008 was 38.4% and 36.3%, respectively. The difference from the statutory tax rate to the reported tax rate for the three months ended September 30, 2009 results principally from the U.S. tax expense of $4.0 million recognized on the undistributed foreign income. There was no material difference from the statutory tax rate to the reported tax rate for the three months ended September 30, 2008.

Net income for the three months ended September 30, 2009 increased $9.9 million to $73.7 million versus the same prior year period. The increase in net income was primarily due to the aforementioned decreases in SG&A expense and interest expense. For the three months ended September 30, 2009 and 2008 diluted earnings per share were $0.83, due to the increase in the diluted weighed average shares outstanding in 2009 resulting from the issuance of 12 million shares of common stock from the Company’s April 2009 equity offering (see “Liquidity and Capital Resources” hereafter).

Nine months Ended September 30, 2009 versus the Nine months Ended September 30, 2008

	Net Sales		Operating Earnings (Loss)
	Nine months ended September 30,		Nine months ended September 30,
(in millions)	2009	2008	2009	2008
Outdoor Solutions	$1,794.8	$1,987.0	$158.3	$172.7
Consumer Solutions	1,218.4	1,242.3	153.3	141.3
Branded Consumables	586.9	589.3	66.0	57.6
Process Solutions	196.9	264.5	14.6	17.3
Corporate	—	—	(76.0)	(74.3)
Intercompany eliminations	(37.1)	(50.1)	—	—

	$3,759.9	$4,033.0	$316.2	$314.6

Net sales for the nine months ended September 30, 2009 decreased $273 million, or 6.8%, to $3.8 billion versus the same prior year period. The overall decrease in net sales was primarily due to unfavorable foreign currency translation (approximately $125 million), a 25.6% ($67.6 million) decline in sales in the Process Solutions segment, due primarily to a decline in the pass through pricing of commodities, and lower coinage and OEM sales, which is typical in a recessionary environment and declines in domestic and international sales resulting from overall macroeconomic weakness. Net sales in the Outdoor Solutions segment decreased $192 million or 9.7%, primarily as the result of unfavorable foreign currency translation (approximately $73 million) and declines in domestic and international sales resulting from overall economic weakness. Net sales in the Consumer Solutions segment decreased $23.9 million or 1.9%, which was primarily due unfavorable foreign currency translation (approximately $35 million) and decreased demand and internationally, primarily in Latin America, resulting from overall economic weakness, partially offset by increased demand in the small appliance and certain personal care and wellness categories, which is primarily due to gains in category space at certain major retailers and certain marketing efforts. Net sales in the Branded Consumables segment decreased $2.4 million or 0.4%, which is mainly due to unfavorable foreign currency translation (approximately $13 million), continued weakness at retail, primarily at domestic home improvement retailers resulting from overall economic weakness, partially offset by improved sales of Ball® and Kerr® fresh preserving products, which has been driven in part, by the consumer trend of looking to save money, combined with the Company’s marketing efforts celebrating the 125th anniversary of the Ball® jar.

Cost of sales decreased $194 million to $2.7 billion for the nine months ended September 30, 2009 versus the same prior year period. Cost of sales as a percentage of net sales for the nine months ended September 30, 2009 and 2008 was 72.2% and 72.1%, respectively. The impact due to the sell through, primarily during the first quarter of 2009, of higher cost inventory which was built in 2008 during the unprecedented rise in commodity prices was offset by lower commodity prices in 2009, maintaining inventory at levels consistent with our working capital goals and the realization of cost reductions from prior integration and ongoing continuous improvement programs.

SG&A decreased $68.4 million, or 8.8%, to $707 million for the nine months ended September 30, 2009, versus the same prior year period. The improvement is primarily due to the aforementioned cost containment efforts initiated by the Company as a result of the current macroeconomic conditions. SG&A expense as a percentage of net sales for the nine months ended September 30, 2009 and 2008 was 18.8% and 19.2%, respectively. The improvement is primarily due to the aforementioned cost containment efforts.

Operating earnings for the nine months ended September 30, 2009 in the Outdoor Solutions segment decreased $14.4 million or 8.3%, versus the same prior year period primarily as the result of the gross margin impact of lower sales, partially offset by a decrease in SG&A ($54.0 million) and a decrease in reorganization costs ($1.5 million). Operating earnings for the nine months ended September 30, 2009 in the Consumer Solutions segment increased $12.0 million or 8.5%, versus the same prior year period primarily as the result of lower SG&A ($19.8 million), partially offset by increased reorganization costs ($3.2 million). Operating earnings for the nine months ended September 30, 2009 in the Branded Consumables segment increased $8.4 million or 14.6%, versus the same prior year period primarily as the result of the improved gross margins and a decrease in reorganization costs ($6.0 million). Operating earnings in the Process Solutions segment for the nine months ended September 30, 2009 decreased $2.7 million or 15.6%, versus the same prior year period primarily as the result of the gross margin impact of lower sales, partially offset by a decrease of SG&A ($3.8 million) reorganization costs ($2.8 million).

Reorganization costs decreased by $12.1 million to $22.5 million for the nine months ended September 30, 2009 versus the same prior year period. The majority of these charges ($19.3 million) relate to plans initiated for 2009 to rationalize the overall cost structure of the Outdoor Solutions segment. The Company also recorded reorganization costs ($3.2 million) during the nine months ended September 30, 2009 within the Consumer Solutions segment for headcount reductions related to cost reduction initiatives.

Net interest decreased by $22.6 million to $110 million for the nine months ended September 30, 2009 versus the same prior year period, primarily due to a decrease in the weighted average interest rate for 2009 to 5.4% from 6.3% in 2008. The decrease in the weighted average interest rate is due to a decline in short-term variable interest rates (LIBOR) combined with the maturity of $725 million notional amount of fixed rate interest rate swaps during 2009.

The Company’s reported tax rate for the nine months ended September 30, 2009 and 2008 was 38.1% and 38.7%, respectively. The difference from the statutory tax rate to the reported tax rate for the nine months ended September 30, 2009 results principally from the U.S. tax expense of $5.8 million recognized on the undistributed foreign income. The difference from the statutory tax rate to the reported tax rate for the nine months ended September 30, 2008 results principally from U.S. tax expense of $3.6 million recognized on undistributed foreign income.

Net income for the nine months ended September 30, 2009 increased $16.0 million to $128 million versus the same prior year period. For the nine months ended September 30, 2009 diluted earnings per share were $1.53 versus $1.46 for the nine months ended September 30, 2008. The increase in net income was primarily due to the aforementioned decreases in SG&A expense and interest expense, partially offset the increase in the diluted weighed average shares outstanding in 2009 resulting from the issuance of 12 million shares of common stock from the equity offering in April 2009.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company believes that its cash and cash equivalents, cash generated from operations and the availability under the senior credit facility and the credit facilities of certain foreign subsidiaries as of September 30, 2009, provide sufficient liquidity to support working capital requirements, planned capital expenditures, completion of current and future reorganization and acquisition-related integration programs, pension plan contribution requirements and debt obligations for the foreseeable future.

During the third quarter, the Company improved its liquidity as a result of the following:

•

The Company completed an extension of the revolving credit portion (the “Revolving Facility”) of the Company’s senior credit facility (the “Facility”), which was allowed for under an April 2009 amendment, that extended the maturity date of the Revolving Facility in an aggregate amount of $100 million to January 2012. Additionally, the then existing $185 million of availability maturing in January 2010 was reduced to $1.0 million. Following the amendment, the gross available amount under the Revolving Facility is $101 million.

•

The Company entered into an amendment to the Facility that extended the maturity date of $600 million principal amount of existing term loans from January 2012 to January 2015 through the creation of a new Term B4 tranche of the Facility, allowed for an increase in the maximum borrowings under the securitization facility from $250 million to $400 million, and increased the Company’s general debt basket from $75 million to $150 million. The Term B4 loans bear interest of LIBOR plus 3.25%

Cash Flows from Operating Activities

Net cash provided from operating activities for the nine months ended September 30, 2009 and 2008 was $348 million and $54.7 million, respectively. The improvement is due primarily to favorable working capital movements primarily resulting from disciplined inventory management and improved cash collections; and improved operating results, which is primarily due to improved gross margins, lower SG&A and lower interest expense.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2009 was $11.6 million versus net cash provided by financing activities of $57.0 million for the nine months ended September 30, 2008. The change is primarily due to the incremental net change in short-term debt on a year-over-year basis ($206 million) and payments on long-term debt in excess of proceeds from issuance of long-term debt ($58.1 million) during the nine months ended September 30, 2009, partially offset by the issuance of common stock, net of transaction fees, during 2009 ($203 million).

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2009 and 2008 was $101 million versus $118 million, respectively. For the nine months ended September 30, 2009, capital expenditures were $76.2 million versus $70.0 million for the same prior year period. The Company has historically maintained capital expenditures at less than 2% of net sales and expects that capital expenditures for 2009 will be consistent with this threshold. Additionally, for the nine months ended September 30, 2009 and 2008, net cash used for the acquisition of businesses and earnout payments was $13.7 million and $40.8 million, respectively.

Dividends

In September, 2009, the Company announced that the Board had decided to initiate a quarterly cash dividend of $0.075 per share of the Company’s common stock or approximately $6.7 million payable on October 30, 2009 to stockholders of record as of the close of business on October 1, 2009. The Company expects that the quarterly dividends going forward will be paid during the last week of October, January, April and July, and anticipates a total annual dividend of $0.30 per share of common stock. However, the actual declaration of any future cash dividends, and the establishment of record and payment dates, will be subject to final determination by the Board each quarter after its review of the Company’s financial performance.

Other

Actual returns on plan assets for the Company’s U.S. pension plans may differ from expected long-term rate of return due to the current adverse conditions in the global securities markets. Continued actual returns below the expected rate may impact the amount and timing of future required contributions to these plans. The actual amount of future contribution will depend, in part, on long-term actual return on assets and future discount rates.

CAPITAL RESOURCES

At September 30, 2009, the Company had cash and cash equivalents of $643 million. At September 30, 2009, there was no amount outstanding under the Revolving Facility. At September 30, 2009, net availability under the Facility was approximately $75 million, after deducting approximately $26 million of outstanding letters of credit. The Company is required to pay commitment fees on the unused balance of the Revolving Facility. At September 30, 2009, the annual commitment fee on unused balances was 0.375%.

In April 2009, the Company completed a registered public offering for $300 million aggregate principal amount of 8% senior unsecured notes due May 2016 (the “Notes”) and received approximately $283 million in net proceeds. These net proceeds were used to prepay approximately $283 million of the outstanding principal on the Company’s term loans under its senior credit facility. Beginning in May 2013, the Company may redeem all or part of the Notes at specified redemption prices ranging from 100% to 104% of the principal amount, plus accrued and unpaid interest to the date of redemption. The Notes are subject to a number of restrictive and financial covenants that in part, limit the use of proceeds, limit the ability of the Company to incur additional debt, create liens on assets, engage in mergers and consolidations, pay dividends on or repurchase the Company’s common stock, prepay debt subordinate to the Notes, or dispose of assets.

The Company maintains a $250 million receivables purchase agreement (the “Securitization Facility”), which is subject to annual renewal by both parties, bears interest at a margin over the commercial paper rate. Under the Securitization Facility, substantially all of the Company’s Outdoor Solutions, Consumer Solutions and Branded Consumables domestic accounts receivable are sold to a special purpose entity, Jarden Receivables, LLC (“JRLLC”), which is a wholly-owned consolidated subsidiary of the Company. JRLLC funds these purchases with borrowings under a loan agreement, secured by the accounts receivable. There is no recourse to the Company for the unpaid portion of any loans under this loan agreement. To the extent there is availability, the Securitization Facility will be drawn upon and repaid as needed to fund general corporate purposes. At September 30, 2009, the Securitization Facility was had outstanding borrowings totaling $248 million. In July 2009, the Company entered into an amendment to the Securitization Facility that extended it for another year until July 1, 2010. Following the renewal, the borrowing rate margin is 2.25% and the unused line fee is 1.125% per annum. The Securitization Facility is reflected as a short-term borrowing on the Company’s balance sheet because of its annual term.

Certain foreign subsidiaries of the Company maintain working capital lines of credits with their respective local financial institutions for use in operating activities. At September 30, 2009, the aggregate amount available under these lines of credit totaled approximately $130 million.

The Company was not in default of any of its debt covenants at September 30, 2009.

The Company maintains cash balances which at times may be significant, at various international subsidiaries that may be subject to certain availability restrictions. The most onerous of these restrictions are in Venezuela, where transfers of funds out of the country are subject to restrictions, such as obtaining approval from the government and/or the currency exchange board. During 2009, these restrictions have become more prohibitive. At September 30, 2009, the Company had a cash balance of approximately $92 million that was subject to availability restrictions that was converted at an official exchange rate. However, if in the future the Company’s Venezuelan subsidiary converts the cash balances into U.S. dollars using the more unfavorable parallel exchange rate, it could result in currency exchange losses that may be material to the Company’s results of operations. The Company does not rely on its international cash balances to fund operations outside of the country or geographic region where the cash was generated. Furthermore, inflation in Venezuela has continued to increase over the past few years, and it is possible that Venezuela will be designated as a highly inflationary economy by December 31, 2009. If Venezuela is designated as a highly inflationary economy and there is a devaluation of the official exchange rate, earnings could be materially affected. For purposes of determining whether Venezuela is considered a highly inflationary economy, the Company uses a blend of the National Consumer Price Index (subsequent to January 1, 2008) and Consumer Price Index for Caracas and Maracaibo (prior to January 1, 2008) in its computation of the three year cumulative inflation rate.

In April 2009, the Company completed an equity offering of 12 million newly-issued shares of common stock at $17.50 per share. The net proceeds to the Company, after the payment of underwriting discounts and other expenses of the offering, was approximately $203 million.

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

Cash Flow Hedges

During March 2009, the Company entered into a $250 million notional amount swap agreement that exchanges a variable interest rate (LIBOR) for a 1.88% fixed rate of interest over the term of the agreement. This swap matures on December 31, 2011. The Company has designated this swap as a cash flow hedge of the interest rate risk attributable to forecasted variable interest (LIBOR) payments.

At September 30, 2009, the Company had $650 million of notional amount outstanding in swap agreements that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income. The fair market value of these swaps was a net liability of $18.5 million at September 30, 2009.

At September 30, 2009, the Company had outstanding a $40 million notional amount swap agreement that exchanges a variable interest rate (LIBOR) for fixed rate of interest over the term of the agreement that is not designated as an effective hedge for accounting purposes and the fair market value gains or losses are included in the results of operations. This swap matures in June 2010 and has a fixed rate of interest of 4.79%. The fair market value of this swap was a liability of $1.3 million at September 30, 2009.

Fair Value Hedges

In October 2009, the Company terminated an interest rate swap and received $5.0 million. This swap, which was entered into in June 2009, was a $300 million notional amount interest rate swap that exchanged a fixed rate interest for floating rate LIBOR plus a 373 basis point spread. This floating rate swap was designated as a fair value hedge against $300 million of principal on the 7 1/2% Senior Subordinated Notes due 2017 for the remaining life of these notes. The effective portion of the fair value gains or losses on this swap were offset by a fair value adjustment in the underlying debt. The gain resulting from the termination of this swap is deferred and will be amortized over the remaining life of the Senior Subordinated Notes due 2017. The fair market value of this swap was an asset of $4.7 million at September 30, 2009.

At September 30, 2009, the Company had a $22.7 million notional amount cross-currency swap outstanding that exchanges Canadian dollars for U.S. dollars. This swap exchanges the variable interest rate bases of the U.S. dollar balance (3-month U.S. LIBOR plus a spread of 175 basis points) and the equivalent Canadian dollar balance (3-month CAD BA plus a spread of 192 basis points). This swap is designated as fair value hedge on a U.S. dollar-based term loan of a Canadian subsidiary. The fair market value of this cross-currency swap at September 30, 2009, was a liability of $1.8 million, with a corresponding offset to long-term debt.

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

At September 30, 2009, the Company had approximately $354 million notional amount of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases and sales and mature through 2011. At September 30, 2009, the fair market value of these contracts was a net liability $7.9 million.

At September 30, 2009, the Company had outstanding approximately $60 million notional amount of foreign currency contracts that are not designated as effective hedges and have maturity dates through 2011. Fair market value gains or losses are included in the results of operations. The fair market value of these foreign currency contracts was a net asset of $0.9 million at September 30, 2009.

Commodity Derivatives

From time to time the Company enters into commodity-based derivatives in order to mitigate the impact that the rising price of these commodities has on the cost of certain of the Company’s raw materials. These derivatives provide the Company with maximum cost certainty, and in certain instances allow the Company to benefit should the cost of the commodity fall below certain dollar levels. These derivatives are not designated as effective hedges for accounting purposes. Fair market value gains or losses are included in the results of operations and as of September 30, 2009, their aggregate fair market value was a net asset of $0.7 million.

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

Due to the uncertainty described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of September 30, 2009.

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

Item 6.	Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Jarden Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 15, 2005, and incorporated herein by reference).

3.4	Certificate of Designations of Series D Junior Participating Preferred Stock of Jarden Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 21, 2008, and incorporated herein by reference).

3.5	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 19, 2007, and incorporated herein by reference).

3.6	Amendment No. 1 to the Amended and Restated Bylaws of the Company (filed as Exhibit 3.6 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 23, 2009, and incorporated herein by reference).

10.1	Extended Revolving Credit Sub-Commitment Agreement, dated as of August 4, 2009, among Jarden Corporation, Deutsche Bank AG New York Branch, as administrative agent, and each lender identified on the signature pages thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 10, 2009, and incorporated herein by reference).

10.2	Amendment No. 12 to Credit Agreement, dated as of August 20, 2009, among Jarden Corporation, Deutsche Bank AG New York Branch, as administrative agent, Citicorp USA, Inc., as syndication agent, and each lender identified on the signature pages thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 26, 2009, and incorporated herein by reference).

10.3	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 26, 2009, and incorporated herein by reference).

10.4	Amendment No. 4 to the Amended and Restated Loan Agreement, dated as of July 2, 2009, by and among Jarden Receivables, LLC, as borrower, Jarden Corporation, as initial servicer, Three Pillars Funding LLC, as lender, and SunTrust Robinson Humphrey, Inc., as administrator (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 8, 2009, and incorporated herein by reference).

*10.5	Amendment No. 5 to the Amended and Restated Loan Agreement, dated as of August 4, 2009, by and among Jarden Receivables, LLC, as borrower, Jarden Corporation, as initial servicer, Three Pillars Funding LLC, as lender, and SunTrust Robinson Humphrey, Inc., as administrator.

*10.6	Amendment No. 6 to the Amended and Restated Loan Agreement, dated as of September 29, 2009, by and among Jarden Receivables, LLC, as borrower, Jarden Corporation, as initial servicer, Three Pillars Funding LLC, as lender, and SunTrust Robinson Humphrey, Inc., as administrator.

Exhibit	Description

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2009

JARDEN CORPORATION (Registrant)

By:	/S/ RICHARD T. SANSONE
Name:	Richard T. Sansone
Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

*10.5	Amendment No. 5 to the Amended and Restated Loan Agreement, dated as of August 4, 2009, by and among Jarden Receivables, LLC, as borrower, Jarden Corporation, as initial servicer, Three Pillars Funding LLC, as lender, and SunTrust Robinson Humphrey, Inc., as administrator.

*10.6	Amendment No. 6 to the Amended and Restated Loan Agreement, dated as of September 29, 2009, by and among Jarden Receivables, LLC, as borrower, Jarden Corporation, as initial servicer, Three Pillars Funding LLC, as lender, and SunTrust Robinson Humphrey, Inc., as administrator.

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith