Form 10-K
period 2009-12-31
JARDEN CORP
filed 2010-02-24
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-13665

Jarden Corporation

(Exact name of registrant as specified in its charter)

Delaware	35-1828377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

555 Theodore Fremd Avenue, Rye, New York	10580
(Address of principal executive offices)	(Zip code)

(914) 967-9400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes    ☒    No    ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes    ☐    No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes    ☒     No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes    ☐    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer    ☒    Accelerated filer    ☐    Non-accelerated filer    ☐    Small reporting company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒

As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.6 billion based upon the closing market price on such date as reported on the New York Stock Exchange.

All (i) executive officers and directors of the registrant and (ii) all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock who hold 10% or more of the registrant’s outstanding common stock, have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

There were approximately 92,092,000 shares outstanding of the registrant’s common stock, par value $0.01 per share, as of February 17, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report will be set forth in and, incorporated herein by reference to the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, which is anticipated to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days following the end of the Company’s fiscal year ended December 31, 2009.

JARDEN CORPORATION

PART I

Item 1.	Business

Overview

Jarden Corporation (which may be referred to as “Jarden,” “the Company,” “we,” “us” or “our”) is a global consumer products company that enjoys leading positions in a broad range of primarily niche markets for branded consumer products. We seek to grow our business by continuing our tradition of product innovation, new product introductions and providing the consumer with the experience and value they associate with our strong brand portfolio.

Our unique operating culture has evolved into operating processes and a simple business philosophy which we call “Jarden’s DNA”. This philosophy is based largely on common sense and is the embodiment of our culture, of who we are, how we operate and how we act as a company and as individuals. The core elements of Jarden’s DNA are:

•	Strive to be better.

•	Retain and develop the best talent.

•	Support the individual, but encourage teamwork.

•	Think lean, act large.

•	Listen, learn and innovate.

•	Deliver exceptional financial results.

•	Have fun, work hard, execute.

•	Enhance the communities in which we operate.

We are a leading provider of a broad range of consumer products. Jarden’s three primary business segments, Outdoor Solutions, Consumer Solutions and Branded Consumables, manufacture or source, market and distribute a number of well-recognized brands, including: Outdoor Solutions: Abu Garcia®, Berkley®, Campingaz®, Coleman®, Fenwick®, Gulp!®, K2®, Marker®, Marmot®, Mitchell®, Penn®, Planet Earth®, Rawlings®, Shakespeare®, Sevylor®, Stearns®, Stren®, Trilene®, Ugly Stik®, Völkl® and Zoot®; Consumer Solutions: Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam® and VillaWare®; and Branded Consumables: Ball®, Bee®, Bicycle®, Crawford®, Diamond®, Dicon®, First Alert®, Forster®, Hoyle®, Java-Log®, Kerr®, Lehigh®, Leslie-Locke®, Loew-Cornell® and Pine Mountain®. Our growth strategy is based on introducing new products, as well as on expanding existing product categories, which is supplemented through opportunistically acquiring businesses with highly recognized brands, innovative products and multi-channel distribution.

We have achieved leading market positions in a number of niche categories by selling branded products through a variety of distribution channels, including club, department store, drug, grocery, mass merchant, sporting goods and specialty retailers, as well as direct to consumers. By leveraging our strong brand portfolio, category management expertise and customer service focus, we have established and continue to maintain long-term relationships with leading retailers within these channels. For example, we have serviced Walmart and The Home Depot since their openings in 1962 and 1978, respectively, and are currently the category manager at these and other retailers in certain categories. Moreover, several of our leading brands, such as Ball®, Bee®, Bicycle®, Coleman®, deBeer®, Diamond®, Hodgman®, Madshus®, Pflueger®, Rawlings®, Shakespeare®, Sunbeam®, Tubbs® and Völkl® have been in continuous use for over 100 years. We continue to strive to expand our existing customer relationships and attract new customers by introducing new product line extensions and entering new product categories.

We operate three primary business segments: Outdoor Solutions, Consumer Solutions and Branded Consumables.

Outdoor Solutions

The Outdoor Solutions segment manufactures or sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas grills, lanterns and flashlights, propane fuel, sleeping bags, tents and water recreation products such as boats, kayaks and tow-behinds. The Outdoor Solutions segment also sells fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, softball, football, basketball, field hockey and lacrosse products are sold under brand names such as deBeer®, Gait®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas™, Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Helium®, Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as Ex Officio®, Marmot®, Planet Earth® and Zoot®.

A summary of the well-known brand names we sell through the Outdoor Solutions segment follows:

Principal Owned Brands	Principal Products
Coleman® and Campingaz®	Camping and outdoor equipment

Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®	Fishing equipment

deBeer®, Gait®, Miken®, Rawlings® and Worth®	Team sports equipment

Atlas™, Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®	Alpine and Nordic skiing, snowboarding, snowshoeing and in-line skating equipment

Helium®, Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®	Personal flotation devices, water sports equipment and all-terrain vehicle gear

Ex Officio®, Marmot® Planet Earth® and Zoot®	Technical and outdoor apparel and equipment

Customers

We distribute our products in over 100 countries through mass merchandisers, specialty retail, including sporting goods and outdoor recreation stores, club stores, wholesalers, our owned network of Coleman Factory Outlet Stores and through the Internet. We maintain strong relationships with a number of our key customers in various distribution channels. Our larger customers include American Rod and Gun (“Bass Pro Shops”), Canadian Tire, Dick’s Sporting Goods, Kmart, Target, The Sports Authority and Walmart.

Sales and Marketing

The sales force is generally deployed by geographic region: Canada, Europe, Latin America, the Pacific Rim and the United States. Our focus is on providing active lifestyle products to a broad spectrum of outdoor enthusiasts, from expert rock climbers to beginner fishermen. For example, Coleman is positioned as “The Outdoor Company™,” an outdoor lifestyle brand. Within each brand, we strive to create a unique look and functionality for our products and are utilizing new and enhanced in-store merchandising to communicate those differences to the consumer. In addition, we continue to invest in brand research and market research. We also regularly utilize various promotions and public relations campaigns.

In addition to brand development, we are focused on expanding our licensing strategy to enhance brand exposure and brand equity through appropriate product extensions, while generating incremental revenue and recognition. We believe we have an objective and targeted image of high quality and excellent value.

Distribution and Fulfillment

We have warehouse and distribution facilities in Canada, Europe, Latin America, the Pacific Rim and the United States. We also use third party warehouses and logistical services. We distribute our products to customers around the world utilizing both direct shipping from our manufacturers and distribution from our internal and third party warehouse facilities.

Manufacturing

We manufacture our products at facilities in China, Europe, Latin America and North America, as well as through third-party sourcing, primarily in Asia. In order to ensure the quality and consistency of our products manufactured by third-party manufacturers in Asia, we have Asian-based sourcing facilities that provide manufacturing oversight, project management and quality support.

Raw Materials and Sourcing of Product

Our primary raw materials include aluminum, copper, corrugated cardboard for packaging, electrical components, plastic resin, propane gas, steel, urethane and various textiles and fabrics. The raw materials used in the manufacture of our products are generally available from numerous suppliers in quantities sufficient to meet normal requirements.

Key raw materials for this segment are propane gas, resin, steel and urethane. Resin and urethane are components in coolers and resin is also a component of several other Outdoor Solutions products. Steel and propane gas are predominately components of appliances and fuel cylinders. Our key raw materials are purchased from regular commercial sources of supply and are available from multiple sources. The supply and demand for these key raw materials are subject to cyclical and other market factors.

We also purchase a substantial number of finished products from various suppliers, but are not heavily dependent upon a single supplier for our sourced products in total.

Intellectual Property

The principal trademarks consist of Campingaz®, Coleman®, K2®, Marmot®, Rawlings®, Sevylor®, Shakespeare®, Stearns® and Völkl®. Other trademarks in this segment include Abu Garcia®, All Star®, Atlas™, Berkley®, Coleman® Exponent®, deBeer®, Ex Officio®, Fenwick®, Gait®, Gulp!®, Hodgman®, JRC™, Line®, Little Bear®, Mad Dog Gear®, Madshus®, Marker®, Miken®, Mitchell®, Morrow®, Penn®, Pflueger®, Planet Earth®, Ride®, Roadtrip®, Sevenstrand®, Sospender®, Spiderwire®, Stren®, Tubbs®, Trilene®, Ugly Stik®, Worth®, Xtools®, Zoot® and 5150 Snowboards®. We believe our principal trademarks in the Outdoor Solutions segment have high levels of brand name recognition among retailers and consumers throughout Asia, Europe, Latin America and North America. In addition, we believe our brands have an established reputation for quality, reliability and value. We monitor and protect our brands against infringement, and we actively pursue the licensing of our trademarks to third parties for products that complement our product lines or businesses. We hold numerous design and utility patents covering a wide variety of products, the loss of any of which would likely not have a material adverse effect on our business as a whole.

Competition

The markets in which our Outdoor Solutions business operates are generally highly competitive, based primarily on product quality, product innovation, price and customer service and support, although the degree and nature of such competition vary by location and product line. Igloo Corporation and Newell Rubbermaid Inc. are primary competitors in our personal coolers business. Aero Products International Inc. and Intex Corporation are key competitors in inflatable airbed products and Intex Corporation is also a primary competitor in inflatable water products. VF Corporation and Kellwood Corporation are key competitors in tents, sleeping bags and appliances. Worthington Industries is our primary competitor in packaged fuel. In our battery lighting business, Eveready Battery Company, Inc., the Proctor & Gamble Company and Spectrum Brands, Inc. are key competitors. In our fishing business, our key competitors are Daiwa Corporation, a subsidiary of Globeride, Inc., the PRADCO Fishing division of EBSCO Industries, Inc., Rapala VMC Corporation, Shimano, Inc., W.C. Bradley Co./Zebco and the Zoom Bait Company. In our water sports and personal flotation device business, HO Mfg., Johnson Outdoors Inc., Kent Sporting Goods Company, Inc., Quiksilver, Inc. and Sport Dimension Inc. are key competitors. In our ski and snowboard business, our key competitors are Amer Sports Corporation (Salomon and Atomic), Burton Snowboards, Head NV, Rossignol and Tecnicagroup (Nordica). In our sports equipment business, our key competitors are Adidas Group, Amer Sports Corporation (Wilson), Easton-Bell Sports Inc., Hillerich & Bradsby Company (Louisville Slugger), Mizuno Corporation, New Balance Athletic Shoe, Inc. (Brine and Warrior), Nike, Inc., Tecnicagroup (Rollerblade) and Wm. T. Burnett & Co. (STX lacrosse). In addition to branded products, we regularly compete against the private label brands of retailers.

Seasonality

Sales of our Outdoor Solutions products are generally seasonal, with the strongest sales in the first and second quarters of the calendar year for our Coleman® and team sports equipment businesses, second and third quarters for our fishing business and third and fourth quarters for our winter sports and technical apparel businesses. Sales of these products may be negatively affected by unfavorable weather conditions and other market trends.

Consumer Solutions

The Consumer Solutions segment manufactures or sources, markets, and distributes a diverse line of household products, including kitchen appliances and personal care and wellness products for home use. This segment maintains a strong portfolio of globally recognized brands including Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam® and Villaware®. The principal products in this segment include clippers and trimmers for professional use in the beauty and barber and animal categories; electric blankets, mattress pads and throws; household kitchen appliances, such as blenders, coffeemakers, irons, mixers, slow cookers, toasters, toaster ovens and vacuum packaging machines; personal care and wellness products, such as air purifiers, fans, heaters and humidifiers, for home use; products for the hospitality industry; and scales for consumer use.

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

Customers

We sell our small appliances, including home vacuum packaging machines and personal care and wellness products, through a diverse group of leading wholesale and retail customers in North America and also through direct-to-consumer channels, primarily infomercials and online. Small appliances are sold worldwide, including in Europe and Latin America, through retail channels including department stores, mass merchants and specialty retailers. Our leading retail customers in the Consumer Solutions segment include Bed Bath and Beyond, Costco, Kohl’s, Sam’s, Target and Walmart.

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

In addition to brand development, we have an extensive licensing strategy to extend the reach of the brands across categories, geographies and strategic product extensions. We believe that utilizing licensing generates high value consumer impressions that are aligned with the strategic objectives of the brands and enhances emotional relevance of the product. Crock-Pot®, Oster®, Rival® and Sunbeam® are among the leading licensed housewares brands in the consumer products industry. We also establish strategic alliances with key external brands such as Arm & Hammer® and Margaritaville® providing us the opportunity to broaden our consumer appeal and distribution channel penetration by leveraging their consumer recognition through exciting, differentiated products.

Distribution and Fulfillment

We utilize a combination of third-party and owned warehouses in Canada, China, Europe, Latin America and the United States to distribute our Consumer Solutions products.

Manufacturing

Our research and development department designs and engineers many of our products, collaborates with our manufacturing operations and sets strict engineering specifications for our third-party manufacturers. Additionally, the research and development team ensures our proprietary manufacturing expertise despite outsourced production for those products we do not manufacture in company-owned facilities. We maintain control over all critical production molds. In order to ensure the quality and consistency of our products manufactured by third-party manufacturers in Asia, we employ a team of inspectors who examine the products we purchase on site at the factories. Products are currently sourced through multiple key suppliers in China, Korea and the United States.

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

Raw Materials and Sourcing of Product

Our primary raw materials for our in-house manufactured product include copper, glass, resin, steel and various paper-related packaging materials. For all key materials, we generally maintain relationships with two or more vendors to ensure we have sufficient quantities available to meet our short and long-term production requirements. We have partnered with other Jarden divisions where possible to establish new vendor relationships and consolidate if and when possible our order volume. We also source finished goods products from other vendors who also use many of the same materials mentioned above. Similarly, we have consolidated vendors where appropriate and expanded where necessary to take advantage of those opportunities available through our prior acquisitions.

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

In general, the more mature small household appliance categories outside of home vacuum packaging, include blenders, irons and toasters, among others. In the small household appliance category, our key competitors in the United States and Canada include Conair Corporation, DeLonghi America, Euro-Pro Operating LLC, Metro Thebe, Inc., d/b/a HWI Breville, NACCO Industries, Inc. (Hamilton Beach), Salton, Inc., SEB S.A. and Whirlpool Corporation. In heated bedding products, our primary competitor is Microlife USA, Inc. In scales, our key competitors include Conair Corporation and HoMedics Inc. Our key competitors for clippers, trimmers and accessories for professional users include the Andis Company, Conair Corporation and Wahl Clipper Corporation. The primary competitors to our hospitality business are the Andis Company, Conair Corporation and NACCO Industries, Inc. (Hamilton Beach). In portable air cleaning products, our primary competitors are DeLonghi America, Inc., Kaz, Incorporated, Hunter Fan Company and Ionic Pro, LLC. In vaporizers and humidifiers, our key competitors are Hunter Fan Company and Kaz, Incorporated. Our key competitors in portable heaters are Kaz, Incorporated and Lasko Products, Inc. Our primary competitors in fans are Hunter Fan Company, Kaz, Incorporated, Lasko Products, Inc. and private label suppliers.

Seasonality

Sales of our Consumer Solutions products generally are strongest in the fourth quarter preceding the holiday season and may be negatively affected by unfavorable retail conditions and other market trends, as well as irregular weather patterns.

Branded Consumables

The Branded Consumables segment manufactures or sources, markets and distributes a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples, including arts and crafts paint brushes, children’s card games, clothespins, collectible tins, cord, rope and twine, fencing, fire extinguishing products, firelogs and firestarters, home canning jars and accessories, kitchen matches, other craft items, plastic cutlery, playing cards and accessories, safes, security cameras, security doors, smoke and carbon monoxide alarms, storage organizers and workshop accessories, toothpicks, window guards and other accessories. This segment markets our products under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, BRK®, Crawford®, Diamond®, Dicon®, First Alert®, Forster®, Hoyle®, Java-Log®, KEM®, Kerr®, Lehigh®, Leslie-Locke®, Loew-Cornell®, Pine Mountain® and Wellington® brand names, among others. We distribute these products through club, drug, e-commerce, grocery, hardware, home center, mass merchant and specialty retail customers and deliver these products to thousands of “ship to” locations.

We sell a variety of branded consumables products including:

Principal Owned and Licensed Brands	Principal Products
Ball®, Bernardin® and Kerr®	Home canning jars and accessories

BRK®, First Alert®, Protector® and Tundra®	Home safety products

Aviator®, Bee®, Bicycle®, Hoyle® and KEM®	Playing cards and card accessories

Diamond®	Kitchen matches, plastic cutlery, toothpicks, clothespins, multi-purpose lighters, fire starters, book matches and straws

Lehigh®, SecureLine® and Wellington®	Cord, rope and twine

Forster®, Loew-Cornell® and Woodsies®	Arts and crafts products

Java-Log®, Northland®, Pine Mountain®, Starterlogg® and Superlog®	Firelogs and firestarters

Crawford®, Leslie-Locke® and Storehorse®	Storage organizers and workshop accessories, doors and fencing

Customers

We have long-standing relationships with a diverse group of retail, wholesale and institutional customers in North America. We sell through a wide variety of retail formats, including club stores, drugstores, grocery retailers, mass merchants, department stores, value retailers, home improvement stores and craft stores. Our principal customers include Ace, Costco, The Home Depot, Kroger, Lowe’s, Target and Walmart.

Sales and Marketing

For our Branded Consumables sales efforts, we utilize internal sales, marketing and customer service staff, supported by a network of outside sales representatives. Regional sales managers are organized by geographic area and, in some cases, customers, and are responsible for customer relations management, pricing and distribution strategies, and sales generation. Our customer-specific organized sales staff includes individuals focused on key customers such as Costco, The Home Depot, Lowe’s, Target and Walmart and also key customer groups such as casinos and electrical distributors. Our marketing and sales departments work closely together to develop pricing and distribution strategies and to design packaging and develop product line extensions and new products.

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

We manufacture kitchen matches at our Cloquet, Minnesota facility. The plant purchases local wood that we convert into veneer, from which we saw, stamp and mold the various wood shapes. The wood shapes go through a secondary manufacturing process to apply the matchhead and prepare it for packing and shipping to our customers.

We manufacture cord, rope and twine products for the home improvement industry, as well as home safety products, utilizing Mexican- and Asian-based manufacturing facilities. We have a manufacturing operation in Merida, Mexico and long-standing strategic alliances with several Asian contract manufacturers that have been proven reliable sources.

We manufacture playing card decks at our facilities in Boone County, Kentucky and Vitoria, Spain. For the most part, North American production is shipped directly to the customer. We do maintain inventory at a third-party distribution warehouse in Las Vegas, Nevada to insure that casino demand is met. The Spain manufacturing facility services most of our European and Middle Eastern customers.

We manufacture firelog and firestarter products at our five regional facilities throughout North America. The plants purchase wax, molasses and sawdust that we convert into various sizes of firelogs and firestarters.

We manufacture carbon monoxide detectors, fire extinguishers, fire suppressants and smoke detectors in our Juarez, Mexico facility with distribution located nearby in El Paso, Texas. Our manufacturing process includes vertical integration of several key aspects of production including injection molding and printed circuit board (“PCB”) assembly. Leveraging our North American manufacturing presence, our product development department in Aurora, Illinois collaborates closely with our engineering team in Juarez, Mexico to streamline the product development process and to ensure ease of manufacturing and assembly of products. Our fully integrated China office is utilized to source selected components and sub-assemblies from Asia. They perform initial supplier assessments and then perform ongoing quality audits for the approved supply base. Our China office also supplements our product development efforts in the areas of PCB layout and mechanical engineering.

Raw Materials and Sourcing of Product

Most of our glass canning jars and raw paper stock for playing cards are supplied under multi-year supply agreements with primary vendors which assist us in achieving attractive pricing taking into consideration our volumes. Such materials are also available from other sources at competitive prices. The metal, nylon, paper, resin, tin plate and wax used in the manufacturing of our Branded Consumables products are supplied by multiple vendors and are currently available from a variety of sources at competitive prices. Our sawdust and wood is also supplied by multiple vendors and is readily available to our wood manufacturing plant and firelog and firestarter plants from local suppliers. Our plastic cutlery is sourced from both our Process Solutions segment and China.

Our China office is responsible for sourcing finished products from Asia in order to grow and diversify our product portfolio. These products are then tested by our quality department in Aurora, Illinois. Many of our raw materials such as plastic resin and fire extinguisher powder are sourced from multiple suppliers in order to reduce supply chain risk.

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

Competition

Although we are a leading provider of cord, rope and twine, fencing, firelogs and firestarters, home canning products, home safety products, kitchen matches, organizational products, playing cards, retail plastic cutlery, security doors and toothpicks in the United States, we have direct competitors in all of our niche markets. In addition to direct competitors in the market for home canning, we compete with companies who specialize in other food preservation mediums such as freezing and dehydration. In the market for home safety products, our main competitor for smoke and carbon monoxide detectors is Kidde Residential (a component of UTC Fire and Security, a division of United Technologies Corporation); and for our fire/waterproof safes our main competitors are Sentry Group, Inc., Stack-On Products Co. and Liberty Safe & Security Products, Inc. For fencing and security doors, our main competitors are Grisham Corporation and Columbia Mfg. For organizational products, our main competitors are Closetmaid Corporation, Hyloft Inc., Gladiator Garageworks (a business of Whirlpool Corporation), Newell Rubbermaid Inc. and Suncast Corporation. For plastic cutlery, our key competitors include domestic and Far East suppliers. Our competition in the market for cord, rope and twine includes Koch Industries, Inc., The Mibro Group, Unicord Corporation and private label brands. In the market for playing cards, our competition includes Angel Playing Cards Co., Ltd., Cardinal Industries Inc., Cartamundi Group, Copag USA, Inc., Gaming Partners International Corporation, Gemaco Inc., Mattel Inc., Patch Products, Inc. and a number of other manufacturers located in China. In the market for firelogs and firestarters, we compete with a number of competitors in the “home fireplace burning category” including Duraflame, Inc. and other regional and national firelog and firestarter manufacturers, and cord wood suppliers. In the market for craft products, we have a number of competitors including Col-Art International Holdings Ltd., Crayola LLC, Daler-Rowney Limited, Elmer’s Products Inc., Rose Art (MEGA Brands Inc.) and Royal. Because of the strengths of our North American manufacturing facilities, established Asian sourcing capabilities and efficient distribution platform, we believe we are the best value supplier of cord, rope, and twines, home safety products and playing cards and accessories for our retailer customer base whether they need a low cost product or a premium brand.

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

Process Solutions

In addition to the three primary business segments described above, our Process Solutions segment manufactures, markets and distributes a wide variety of plastic products including closures, contact lens packaging, medical disposables, plastic cutlery and rigid packaging. Many of these products are consumable in nature or represent components of consumer products. Our materials business produces specialty nylon polymers, conductive fibers and monofilament used in various products, including woven mats used by paper producers and weed trimmer cutting line, as well as fiberglass radio antennas for marine, citizen band and military applications. We are also the largest North American producer of niche products fabricated from solid zinc strip and are the sole source supplier of copper plated zinc penny blanks to the United States Mint and a major supplier to the Royal Canadian Mint, as well as a supplier of brass, bronze and nickel plated finishes on steel and zinc for coinage to other international markets. In addition, we manufacture a line of industrial zinc products marketed globally for use in the architectural, automotive, construction, electrical component and plumbing markets.

Customers

We sell our plastic products primarily to major original equipment manufacturer companies (OEM’s) in the healthcare and consumer products industries. Our leading customers include CIBA Vision, Johnson & Johnson and Microsoft. We also supply plastic products and parts to both our Branded Consumables (plastic cutlery and closures) and Consumer Solutions (plastic containers) segments. Monofilament line is sold to weavers including Albany, Asten Johnson and Xerium and to retailers of cutting line including The Home Depot, Lowe’s and Walmart. Marine antennas are sold to specialty marine dealers such as West Marine and military antennas are sold to communication systems integrators including General Dynamics, Harris Corporation and Racal Instruments. We supply zinc products to the United States Mint, the Royal Canadian Mint and numerous other countries. Zinc products are also sold to large OEM customers in the architectural, automotive, construction, electrical component and plumbing markets, such as Black & Decker and Littlefuse. Our zinc cathodic protection products are sold to state and federal government agencies to combat the effects of corrosion in road and bridge construction and repair.

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

Government Contracts

We enter into contracts with the United States government, which contain termination provisions customary for government contracts. The United States government retains the right to terminate such contracts at its convenience. However, if a contract is terminated, we are entitled to be reimbursed for allowable costs and profits to the date of termination relating to authorized work performed to such date. The United States government contracts are also subject to reduction or modification in the event of changes in government requirements or budgetary constraints. Since entering into a contract with us in 1981, the United States government has not terminated the penny blank supply arrangement. In 2006, we entered into a multi-year supply contract with the Royal Canadian Mint for defined volumes on a “take or pay” basis.

Manufacturing

We manufacture our products, including the Shakespeare® brand of nylon, in facilities throughout China, Europe and North America. Our research and development group, Jarden Design Associates, engineers sustainable products and services for our business units and OEM customers.

Competitive Strengths

We believe that the following competitive strengths serve as a foundation for our business strategy:

Market Leadership Positions. In North America, we are a leader in several categories including alpine skis and bindings, snowboarding and snowshoeing, baseballs, bats and batting helmets, softballs and gloves, camping gear, cordage, firelogs and firestarters, fishing soft baits, rods, reels, and combos, home canning, home vacuum packaging, matches and toothpicks, personal flotation devices, playing cards, boxed plastic cutlery, selected small kitchen appliances, warming blankets and a number of other branded consumer products. We believe that the specialized nature of our niche categories, and our leading market shares therein, provide us with competitive advantages in terms of demand from consumers and enhanced brand awareness. We believe our market leadership positions contribute to our ability to attract new customers and enter new distribution channels.

Our Coleman® and Campingaz® brands are widely recognized domestically, in Europe and in the Pacific Rim, and we are a leader in a number of camping and outdoor equipment product categories, including tents, lanterns and stoves. Our Ugly Stik® models have been the best selling fishing rods in the U.S. for over 20 years. Penn® is a leading product line and brand that is principally focused on salt water fishing reels. Through our Helium®, Hodgman®, Nevin®, Sospenders® and Stearns® brands, we are a leading provider of flotation vests, jackets and suits (“personal flotation devices”), cold water immersion products and wet suits. Sevylor® is a market leading brand in innovative inflatable towables, boats, kayaks and related products. We sell alpine and Nordic skis under a number of brands including Line®, K2®, Madshus® and Völkl®, and alpine ski bindings under the name Marker® in the three major ski markets of the world—North America, Europe and Japan. We sell boots, bindings, snowboards, snowboard outerwear and snowshoes under a number of brands including Atlas™, K2®, Morrow® Ride®, Tubbs® and 5150 Snowboards®. We believe we are a leader in each of the ski, snowboard and snowshoe categories that we participate in. We believe that Rawlings® is a leading brand and supplier of baseball equipment in North America and, through its licensee, in Japan. Rawlings’ products in this area include baseball gloves, baseballs, softballs, batters’ helmets, catchers’ and umpires’ protective equipment, aluminum, composite and wood baseball bats, batters’ gloves and accessories. Rawlings is a major supplier to professional, collegiate, interscholastic and amateur organizations worldwide and is also the official baseball supplier to Major League Baseball (“MLB”), Minor League Baseball and National Collegiate Athletic Association (“NCAA”), as well as the official helmet supplier to MLB. Worth® and Miken® are leading brands for softball products with market leading positions in collegiate and amateur slow pitch and fast pitch softball. Our Marmot® brand is a leader in the premium-priced, high performance technical outdoor apparel and equipment market. Marmot® designs, manufactures, markets and distributes performance jackets, technical rainwear, expedition garments, fleeces, softshells, skiwear outerwear and accessories, gloves, and expedition quality tents, packs and sleeping bags and related accessories sold under the Marmot® brand name and apparel sold under the Marker® brand name. The Ex Officio® brand is recognized as a leader in the design, manufacture, sale and distribution of outdoor and adventure travel apparel for men and women. As a leading provider of small kitchen appliances, we work directly with retailers, often as the category manager, to identify and support consumers’ needs. Our Crock-Pot®, Mr. Coffee®, Oster® and Sunbeam® brands hold leading or significant positions in a number of small kitchen appliance categories, including automatic drip coffeemakers, blenders, slow cookers, stand and hand mixers, toaster ovens and vacuum sealers. We created the home vacuum packaging category at most of our retailers and continue to lead the category by providing innovation and marketing tools to promote the FoodSaver® brand and home vacuum packaging to consumers. We believe our Ball® brand is synonymous with home canning. We are either the named category manager, sole supplier or one of a very limited number of external vendors to the dominant retailers in both the firelogs and firestarters, and rope, cord and twine product lines. In the playing card industry, our Branded Consumables segment is the leading provider of playing cards under the Bee®, Bicycle® and Hoyle® brands.

Strong Brand Name Recognition. We have built a portfolio of leading consumer brands, which assists us in gaining retail shelf space and introducing new products. Several of our leading brands, such as Ball® jars, Bicycle® playing cards, Coleman® lanterns, Diamond® kitchen matches, Rawlings® baseball gloves and Shakespeare® fishing reels, have been in continuous use for over 100 years. The Coleman®, First Alert®, K2®, Marmot®, Mr. Coffee®, Oster®, Pine Mountain®, Rawlings®, Ride®, Rival®, Shakespeare®, Starterlogg®, Stearns®, Sunbeam® and Völkl® brands are highly recognized brands in their respective market segments. We believe the Rawlings® and Worth® brands in baseball and softball, respectively, the deBeer® and Gait® brand names in lacrosse and K2®, Marker® and Völkl® in snowboards, skis and ski bindings have an extremely high brand name recognition in their market segments. Our Abu Garcia®, Berkley®, Mitchell®, Pflueger® Shakespeare®, Stren®, Trilene® and Ugly Stik® brands are highly recognized within the outdoor enthusiast and fishing market segments. We believe our Ex Officio®, K2®, Marmot®, Marker®, Planet Earth® and Völkl® brands represent quality technical apparel and equipment within their market segments. We believe Diamond® is the leading brand in plastic cutlery, kitchen matches and toothpicks for use in and around the home. We also believe our FoodSaver® brand is a household name in home vacuum packaging systems. Overall, we believe our strong brand recognition and consumer awareness, coupled with the quality of our products, help promote significant customer loyalty.

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

Recurring Revenue Stream. We derive recurring and, we believe, non-cyclical annual sales from many of our leading products due to their affordability and position as fundamental staples within many households. Our firelogs, firestarters, jar closures, kitchen matches, plastic cutlery, cord, rope and twine and toothpicks are consumable in nature and exemplify these traits. Moreover, we believe that as the installed base of FoodSaver® and Seal-a-Meal® appliances increases, our disposable storage bags and related accessories used with these appliances will constitute an increasing percentage of total food preservation revenues. Additional sources of recurring revenue include replacement blades for our grooming and shearing business, replacement propane and fuel tanks for our camping business and filters for humidifiers and air purifiers.

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

The commodity council and center-led procurement operating models are highly scalable and simplify the integration of newly acquired companies. Jarden is able to take advantage of leverage from acquired companies and offer those companies access to Fortune 500 scale enabling the realization of synergies and cost savings very quickly. Our supply chain operations partner with all our businesses to ensure that we are continuously focused on enhancing profitability and competitive advantage.

We utilize an efficient outsourced manufacturing network of suppliers for certain of our products. Many of these relationships are long-term, affording us increased flexibility and stability in our operations. This diverse network allows us to maintain multiple sources of quality products while keeping price points competitive.

Operating factories in fifteen countries gives our supply chain executives invaluable real-world insight into the relative cost and complexity associated with manufacturing in many regions of the world. This insight is used to ensure that we are producing our products in the location that will deliver the best cost and quality. We continuously evaluate the portfolio of products we manufacture and source to ensure that we are pursuing the best strategy for either outsourcing or insourcing to further verticalize our supply chain.

In order to reach our customer globally, our distribution and warehousing networks in and between major markets are significant. Our approach to design emphasizes collaboration across all platforms to increase optimization, reduce logistics costs, and engineer networks that are aligned with the needs of our customers.

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

Proprietary and Patented Technology. The Company has over one hundred active brands that in the aggregate are important to the success of our business. The Company’s most significant registered trademarks are Berkley®, Coleman®, Campingaz®, FoodSaver®, Holmes®, K2®, Mr. Coffee®, Oster®, Rawlings® and Sunbeam®. Additionally, we believe that we have proprietary expertise in the design, development and manufacture of certain of our products supported by patented technology that provide us a competitive advantage and enable us to maintain our market leading positions.

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

Further Penetrate Existing Distribution Channels. We seek to further penetrate existing distribution channels to drive organic growth by leveraging our strong existing customer relationships and attracting new customers. We intend to further penetrate existing distribution channels by continuing to:

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

Introduce New Products. To drive organic growth from our existing businesses, we intend to continue to leverage our strong brand names, customer relationships and proven capacity for innovation to develop new products and product extensions in each of our major product categories. For example, in our Outdoor Solutions segment during 2009, we introduced the Rawlings® S100 batting helmet to the baseball market. We believe that this helmet is the safest helmet on the market with the ability to withstand pitches up to 100 mph. This helmet will be the mandated helmet for all minor league professional teams beginning in 2010. Additionally, in 2009 we introduced a whole new approach to the cooler category with our “mix and match” stackable Coleman® Party Stacker™ coolers, we revolutionized the battery lantern category with our Coleman® Quad lantern, which doubles as both a lantern and four individual flashlights and developed a state-of-the-art Penn® salt water fishing reel with new technology that makes the reel significantly easier to clean and maintain. Our Marmot® line technical apparel is updated annually with new product innovations and we plan on expanding the Marmot® sportswear line for the spring of 2011. Additionally, during 2009, we opened our first two Marmot® retail stores in Aspen, Colorado and Park City, Utah. Our plan is to open additional company-owned and partnership stores over the next few years. In our Consumer Solutions segment during 2009, we expanded our appliance portfolio into growing specialty segments that are driven by an increase in at home entertainment and consumer’s continued desire to save money, with the introduction of the CrockPot® Duo, Food Saver® Freshsaver, Food Saver® Mealsaver and the Mr. Coffee® Frappe and in Latin America we introduced a new Oster® organic baby food maker and storage system. In our Branded Consumables segment during 2009, we introduced a “burn time” version of our Pine Mountain® firelogs. Historically, firelogs were sold based upon weight. The “burn time” firelog provides the consumer with benefit of being able to purchase a firelog based upon the amount of time it burns.

During 2008, we successfully launched the second generation of the Margaritaville® frozen concoction maker, the skybar wine dispensing and storage system and a full line of LED Coleman® flashlights, as well as other outdoor recreation innovations including the next generation of Gulp!® fish bait and the Völkl® Tigershark adjustable high performance ski. Coleman’s LED battery-powered flashlight business grew by over 30% in 2009 versus 2008. This growth was driven by several factors including new packaging designs developed from consumer insight studies, expansion in the home center channel and an ongoing strengthening of supplier partnerships. In 2008, we also expanded under the First Alert® brand our Tundra® fire extinguishing spray that we believe is more effective and easier to use than traditional fire extinguishers on the most common types of fires. At the end of 2009, Tundra was sold through approximately 21,000 retail locations, compared to approximately 17,000 and 9,500 retail locations at the end of 2008 and 2007, respectively.

Pursue Strategic Acquisitions. We have not completed a significant acquisition in over two years. To the extent we pursue future acquisitions, we intend to focus on businesses with product offerings that provide geographic or product diversification, or expansion into related categories that can be marketed through our existing distribution channels or provide us with new distribution channels for our existing products, thereby increasing marketing and distribution efficiencies. Furthermore, we expect that acquisition candidates would demonstrate a combination of attractive margins, strong cash flow characteristics, category leading positions and products that generate recurring revenue. We anticipate that the fragmented nature of the consumer products market will continue to provide opportunities for growth through strategic acquisitions of complementary businesses. However, there can be no assurance that we will complete acquisition(s) in any given year or that any such acquisition(s) will be significant or successful. We only pursue a candidate when it is deemed to be fiscally prudent and that meets our acquisition criteria. We anticipate that any future acquisitions would be financed through any combination of cash on hand, operating cash flow, availability under our existing credit facilities and new capital market offerings.

On December 16, 2009, we entered into a letter agreement (the “Offer Letter”) with Total S.A. (“Total”), pursuant to which we made an irrevocable and binding offer to enter into a Share Purchase Agreement (the “SPA”) with Total for the purchase of Total’s Mapa Spontex Baby Care and Home Care businesses (“Mapa Spontex”), through the acquisition of certain of Total’s subsidiaries (the “Acquired Companies”) for a Euro purchase price of €335 million (approximately $500 million) in cash, less any indebtedness assumed, subject to certain adjustments (the “Acquisition”). Mapa Spontex is a global manufacturer and distributor of primarily baby care and home care products with leading market positions in Europe, Brazil and Argentina in the core categories it serves. Its baby care portfolio includes teats, soothers, feeding bottles and other infant accessories sold primarily under the NUK®, Tigex®, Lillo®, Fiona® and First Essentials® brands; and health care products, including condoms sold under the Billy Boy brand. Its home care portfolio includes sponges, rubber gloves and related cleaning products for retail, professional and industrial uses sold primarily under the Mapa® and Spontex® brands. Our obligation to enter into the SPA is subject to Total’s acceptance of our offer. Under French law, Total is not permitted to accept our offer or to enter into the binding SPA to sell the Acquired Companies until mandatory information and consultation procedures have been completed with certain workers’ representative bodies. The Acquisition is expected to expand our product offerings and distribution channels into new, attractive categories and further diversify our revenue streams and increase our international presence. The Acquisition is consistent with our strategy of purchasing leading, niche consumer-oriented brands with attractive cash flows and strong management. The Mapa Spontex business is expected to be included in our Branded Consumables segment from the acquisition date. The transaction is expected to close early in the second quarter of 2010, subject to receipt of regulatory approvals, completion of required employee consultation procedures and other customary closing conditions. No assurances can be given that the Acquisition will be consummated or, if such Acquisition is consummated, as to the final terms of such Acquisition.

Further Expand Internationally. We derived approximately 31% and 32% of our consolidated sales in 2009 and 2008, respectively, from international markets. We intend to expand our international sales primarily by leveraging these distribution channel opportunities across product lines and by pursuing strategic cross-selling or co-branding in our foreign businesses with established complementary distribution channels. We believe our strong international distribution network will continue to assist us in placing more products into foreign channels and increase the rate at which our products assimilate themselves into homes in the European, Latin America and Pacific Rim markets. In 2008 and 2009, our Consumer Solutions segment expanded operations into India and Brazil, respectively. In India, we developed products with features that meet the local needs, invested in brand communications to create brand awareness for Oster® and Bionaire® products and expanded distribution in key channels, focusing on metropolitan clusters to leverage the sales team. In Brazil, our initial placement for Oster® appliances was achieved at various retailers, including e-commerce, direct-to-consumer and conventional retail, with focus on getting placement at the largest retailers.

Focus on Operating Margin Improvements. We intend to continue to focus on driving improvements in operating margins through operating efficiencies and the realization of synergies from our business units. We continue to facilitate the integration of our businesses and the transfer of best practices throughout each of our operating units. We use our scale to improve supply chain, distribution and production costs as well as continuing to emphasize the increased utilization of our Asian manufacturing facilities.

In the fourth quarter of 2009, our Coleman® business opened a new distribution warehouse in the Kansas City, Kansas area to handle all product sourced from Asia. This warehouse allowed for consolidation of the sixteen separate domestic warehouse facilities down to five locations. Cost savings from this consolidation will be primarily driven by lower inbound freight costs, reduced rent and third-party warehousing costs, and reduced inland freight expenses for distributing product. Additionally, Jarden Home Brands (within the Branded Consumable segment), will occupy a portion of this warehouse and will close its distribution center in the area. The combining of these of facilities provides immediate fixed cost savings and in the long term will allow for synergies and additional cost savings for both companies through integration of equipment, labor and transportation.

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

Employees

As of December 31, 2009, we employed over 20,000 people in Canada, Europe, Latin America, the Pacific Rim (including China) and the United States. As of December 31, 2009, our Chinese operations employed approximately 7,000 people on both a full time and temporary basis. Approximately 300 union workers are covered by four collective bargaining agreements at four of our U.S. facilities. These agreements expire at our jar closure facility (Muncie, Indiana) in 2014, at our match manufacturing facility (Cloquet, Minnesota) in 2011, at our zinc facility (Greeneville, Tennessee) in 2011 and at our monofilament plant (Enka, North Carolina) in 2010. Additionally, approximately 100 employees at our Legutiano, Spain manufacturing facility, approximately 220 employees at our Lyon, France facility and approximately 970 employees at our Latin America facilities are unionized.

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

Website Access Disclosure

Our internet website address is http://www.jarden.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the proxy statement for our annual meeting of stockholders, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “Commission”). In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our website, by the end of the business day after filing.

Our website also includes the following corporate governance materials, at the tab “Governance”: our Business Conduct and Ethics Policy; our Board of Directors Governance Principles and Code of Conduct Policy; our Insider Trading Policy; our Management and Board of Directors; our Committee Composition; our Insider Transactions; and the charters of our Board of Directors committees. These corporate governance materials are also available in print upon request by any stockholder to our Investor Relations department at our executive corporate headquarters.

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

The ownership of our common stock involves a number of risks and uncertainties. Potential investors should carefully consider the risks and uncertainties described below and the other information in this Annual Report on Form 10-K before deciding whether to invest in our securities. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The risks described below are not the only ones facing us. Additional risks that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition or results of operations.

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

We may be negatively affected by changes in the policies of our retailer customers, such as inventory destocking, limitations on access to and time on shelf space, use of private label brands, price demands, payment terms and other conditions, which could negatively impact our results of operations.

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

Due to consolidation in the U.S. retail industry, our customer base has become relatively concentrated. In 2009, one customer, Walmart, accounted for approximately 23% of our consolidated net sales.

Although we have long-established relationships with many of our customers, we do not have any long-term supply or binding contracts or guarantees of minimum purchases. Purchases by our customers are generally made using individual purchase orders. As a result, these customers may cancel their orders, change purchase quantities from forecast volumes, delay purchases for a number of reasons beyond our control or change other terms of our business relationship. Significant or numerous cancellations, reductions, delays in purchases or changes in business practices or by customers could have a material adverse effect on our business, results of operations and financial condition. In addition, because many of our costs are fixed, a reduction in customer demand could have an adverse effect on our gross profit margins and operating income.

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

Some of our operations are conducted or products are sold in countries where economic growth has slowed, such as Japan; or where economies have suffered economic, social and/or political instability or hyperinflation or where the ability to repatriate funds has been delayed or impaired in recent years, such as Venezuela and Mexico. Current government economic and fiscal policies, including stimulus measures and currency exchange rates and controls, in these economies may not be sustainable and, as a result, our sales or profits related to those countries may decline. The economies of other foreign countries important to our operations, including other countries in Asia, Europe and Latin America, could also suffer slower economic growth or economic, social and/or political instability or hyperinflation in the future. International operations, including manufacturing and sourcing operations (and the international operations of our customers), are subject to inherent risks which could adversely affect us, including, among other things:

•	protectionist policies restricting or impairing the manufacturing, sales or import and export of our products;

•	new restrictions on access to markets;

•	lack of developed infrastructure;

•	inflation or recession;

•	devaluations or fluctuations in the value of currencies;

•	changes in and the burdens and costs of compliance with a variety of foreign laws and regulations, including tax laws, accounting standards, environmental laws and occupational health and safety laws;

•	social, political or economic instability;

•	acts of war and terrorism;

•	natural disasters or other crises;

•	reduced protection of intellectual property rights in some countries;

•	increases in duties and taxation; and

•

restrictions on transfer of funds and/or exchange of currencies; expropriation of assets; and other adverse changes in policies, including monetary, tax and/or lending policies, encouraging foreign investment or foreign trade by our host countries.

Should any of these risks occur, our ability to sell or export our products or repatriate profits could be impaired and we could experience a loss of sales and profitability from our international operations, which could have a material adverse impact on our business.

Currency devaluations or fluctuations may significantly increase our expenses and affect our results of operations as well as the carrying value of international assets on our balance sheet, especially where the currency is subject to intense political and other outside pressure, such as in the case of the Venezuelan Bolivar and the Chinese Renminbi.

While we transact business predominantly in U.S. dollars and most of our revenues are collected in U.S. dollars, a substantial portion of our assets, revenues, costs, such as payroll, rent and indirect operational costs, and earnings are denominated in other currencies, such as the Chinese Renminbi, Venezuelan Bolivar, European Euro, Japanese Yen, Mexican Peso, and British Pound. Changes in the relation of these and other currencies to the U.S. dollar will affect the carrying value of our international assets as well as our sales and profitability and could result in exchange losses. For example, a devaluation of the Venezuelan Bolivar would negatively impact the carrying value of our assets in Venezuela and our results of operations because the earnings and assets of our Venezuelan operations would be reduced when translated into U.S. dollars. A stronger Mexican Peso would mean our products assembled or produced in Mexico would be more expensive to import into the U.S. or other countries, thereby reducing profitability of those products. Likewise, if the government of China allowed the Chinese Renminbi to rise substantially versus the U.S. dollar, the cost of our products produced in China would rise.

Additionally, as the Company has substantial operations and assets located outside the United States, foreign operations expose us to foreign currency devaluations or fluctuations that could have a material adverse impact on our business, results of operations and financial condition based on the movements of the applicable foreign currency exchange rates in relation to the U.S. dollar, both for purposes of actual conversion and financial reporting purposes. The impact of future exchange rate devaluations or fluctuations on our results of operations cannot be accurately predicted. There can be no assurance that the U.S. dollar foreign exchange rates will be stable in the future or that fluctuations in financial or foreign markets will not have a material adverse effect on our business, results of operations and financial condition.

Our failure to generate sufficient cash to meet our liquidity needs may affect our ability to service our indebtedness and grow our business.

Our ability to make payments on and to refinance our indebtedness, including any of our debt securities and amounts borrowed under our senior credit facility, and to fund planned capital expenditures and expansion efforts and strategic acquisitions we may make in the future, if any, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control.

Based on our current level of operations, we believe our cash flow from operations, together with available cash and available borrowings under our senior credit facility, will be adequate to meet future liquidity needs for at least the next twelve months. However, we cannot assure you that our business will generate sufficient cash flow from operations in the future, that our currently anticipated growth in revenues and cash flow will be realized on schedule or that future borrowings will be available to us under our senior credit facility in an amount sufficient to enable us to service indebtedness, including any of our debt securities, grow our business or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness, including any of our debt securities and our senior credit facility, on or before maturity. We cannot assure you that we will be able to do so on commercially reasonable terms or at all, which could have a material adverse effect on our business.

Our indebtedness imposes constraints and requirements on our business and financial performance, and our compliance and performance in relationship to these could materially adversely affect our financial condition and operations.

We have a significant amount of indebtedness. As of December 31, 2009, we had total indebtedness of approximately $2.7 billion. Our significant indebtedness could:

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

The terms of our senior credit facility, the indenture governing our 7 1/2% senior subordinated notes due 2020, the indenture governing our 7 1/2% senior subordinated notes due 2017, and the indenture governing our 8% senior notes due 2016 allow us to issue and incur additional debt upon satisfaction of certain conditions. We anticipate that any future acquisitions we pursue as part of our growth strategy or potential stock repurchase programs may be financed through a combination of cash on hand, operating cash flow, availability under our existing credit facilities and new capital market offerings. If new debt is added to current debt levels, the related risks described above could increase.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the revolving portion of our senior credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows would decrease.

Our senior credit facility, the indenture governing our 7 1/2% senior subordinated notes due 2020, the indenture related to our 7 1/2% senior subordinated notes due 2017 and the indenture related to our 8% senior notes due 2016 contain various covenants which limit our management’s discretion in the operation of our business and the failure to comply with such covenants could have a material adverse effect on our business, financial condition and results of operations.

Our senior credit facility, the indenture governing our 7 1/2% senior subordinated notes due 2020, the indenture related to our 7 1/2% senior subordinated notes due 2017, and the indenture related to our 8% senior notes due 2016 contain various provisions that limit our management’s discretion by restricting our and our subsidiaries’ ability to, among other things:

•	incur additional indebtedness;

•	pay dividends or distributions on, or redeem or repurchase, capital stock;

•	make investments;

•	engage in transactions with affiliates;

•	incur liens;

•	transfer or sell assets; and

•	consolidate, merge or transfer all or substantially all of our assets.

In addition, our senior credit facility requires us to meet certain financial ratios and other covenants. Any failure to comply with the restrictions of our senior credit facility and the indentures related to our notes or any other subsequent financing agreements may result in an event of default. An event of default may allow the creditors, if the agreements so provide, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. In addition, the lenders under our senior credit facility may be able to terminate any commitments they had made to supply us with further funds. Furthermore, substantially all of our domestic assets (including equity interests) are pledged to secure our indebtedness under our senior credit facility. If we default on the financial covenants in our senior credit facility, our lenders could foreclose on their security interest in such assets, which would have a material adverse effect on our business, results of operations and financial condition.

The current credit crisis may impede our ability to successfully access capital markets and ensure adequate liquidity.

The global credit markets have been experiencing significant disruption and volatility in recent months as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and failure of certain major financial institutions. As a result, in some cases, the ability or willingness of traditional sources of capital to provide financing has been reduced. Such market disruptions may increase our cost of borrowing or affect our ability to access one or more financial markets. If we are not able to access debt capital markets at competitive rates, our ability to implement our business plan and strategy will be negatively affected. In particular, our account receivable securitization facility matures on July 1, 2010. If we are unable to refinance or replace this facility, our ability to manage our liquidity needs could be impaired which could result in a material adverse effect on our business, financial condition and results of operation.

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

We have achieved growth through the acquisition of both relatively large and small companies. There can be no assurance that we will continue to be able to integrate successfully these businesses or future acquisitions into our existing business without substantial costs, delays or other operational or financial difficulties. There is also no assurance that we will be able to successfully leverage synergies among our businesses to increase sales and obtain cost savings. Additionally, the failure of these businesses to achieve expected results, diversion of our management’s attention and failure to retain key personnel at these businesses could have a material adverse effect on our business, results of operations and financial condition.

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

Labor in China has historically been readily available at relatively low cost as compared to labor costs in North America. China has experienced rapid social, political and economic changes in recent years. We cannot assure you that labor will continue to be available to us in China at costs consistent with historical levels or that changes in labor or other laws will not be enacted which would have a material adverse effect on our operations in China. A substantial increase in labor costs in China could have a material adverse effect on our business, results of operations and financial condition. Although China currently enjoys “most favored nation” trading status with the United States, the U.S. government has in the past proposed to revoke such status and to impose higher tariffs on products imported from China. We cannot assure you that our business will not be affected by the aforementioned risks, each of which could have a material adverse effect on our business, results of operations and financial condition.

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

We are highly dependent on the continuing efforts of our executive officers, particularly Martin E. Franklin, our Chairman and Chief Executive Officer, Ian G.H. Ashken, our Vice Chairman and Chief Financial Officer, and James E. Lillie, our President and Chief Operating Officer. We believe these officers’ experience in the branded consumer products industry and our business, and with strategic acquisitions of complementary businesses within our primary business segments, have been important to our historical growth and is important to our future growth strategy. We currently have employment agreements with all of these executive officers. However, we cannot assure you that we will be able to retain any of these executive officers. Our business, results of operations and financial condition could be materially adversely affected by the loss of any of these executive officers and the inability to attract and retain appropriately qualified replacements. We do not maintain “key man” insurance on any of our executive officers.

Messrs. Franklin and Ashken have other interests and engage in other activities beyond their positions at Jarden (something they are permitted to do under the terms of their respective employment agreements with us provided such other activities do not interfere with their duties as an executive of Jarden or directly compete with us). In particular, Mr. Franklin is chairman of the board of directors of Liberty Acquisition Holdings Corp. (“Liberty”), a special purpose acquisition company (“SPAC”) formed to acquire one or more operating businesses within 30-36 months of becoming a public company. Marlin Equities II, LLC, an investment vehicle majority owned by its managing member, Mr. Franklin, and Mr. Ashken, the other principal member, is one of the principal stockholders of Liberty. Liberty’s registration statement on Form S-1 was declared effective by the Commission on December 6, 2007. Liberty consummated its initial public offering on December 12, 2007, but has not announced any specific merger, acquisition, or other strategic transaction under consideration. Liberty’s operations are dependent upon a relatively small group of key officers and directors, including Mr. Franklin, at least until Liberty has consummated a business combination. Because Mr. Franklin will have an obligation to assist Liberty in actively sourcing and acquiring target businesses, he will be required to spend time and energy (such time and energy may be potentially significant) that he might otherwise devote to Jarden on behalf of another enterprise, which could have an adverse impact on our business. Mr. Franklin has maintained outside business interests, including other SPAC investments, since becoming our Chairman and Chief Executive Officer in 2001. None of these outside business interests conflicts with his duties to Jarden.

Mr. Franklin has committed to our Board of Directors that Liberty will be seeking transactions outside of those that fit within Jarden’s publicly announced acquisition criteria and that Liberty will not interfere with Mr. Franklin’s or Mr. Ashken’s obligations to Jarden. Mr. Franklin also committed to the Board of Directors that in order to avoid the potential for a conflict, prior to Liberty pursuing any acquisition transaction that Jarden might consider, Mr. Franklin would first confirm with an independent committee of our Board of Directors that Jarden was not interested in pursuing the potential acquisition opportunity. If the independent committee concludes that Jarden was interested in that opportunity, Liberty would not continue with that transaction. However, we cannot assure you that Liberty will not choose to pursue transactions that Jarden would have considered. If Liberty pursues transactions that Jarden would have considered, this could negatively impact Jarden’s growth from future acquisitions.

A deterioration of relations with our labor unions could have a material adverse effect on our business, financial condition and results of operations.

Approximately 300 union workers are covered by four collective bargaining agreements at four of our U.S. facilities. These agreements expire at our jar closure facility (Muncie, Indiana) in 2014, at our match manufacturing facility (Cloquet, Minnesota) in 2011, at our zinc facility (Greeneville, Tennessee) in 2011 and at our monofilament plant (Enka, North Carolina) in 2010. Additionally, approximately 100 employees at our Legutiano, Spain manufacturing facility, approximately 220 employees at our Lyon, France facility and approximately 970 employees at our Latin America facilities are unionized.

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

See Note 11 (Commitments and Contingencies) of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 for a further discussion of these and other regulatory and litigation-related matters.

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

In addition to operational standards, environmental laws also impose obligations on various entities to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination. Accordingly, we may be liable, either contractually or by operation of law, for remediation costs even if the contaminated property is not presently owned or operated by us, is a landfill or other location where we have disposed wastes, or if the contamination was caused by third parties during or prior to our ownership or operation of the property. Given the nature of the past industrial operations conducted by us and others at these properties, there can be no assurance that all potential instances of soil or groundwater contamination have been identified, even for those properties where an environmental site assessment has been conducted. We do not believe that any of our existing remediation obligations, including at third-party sites where we have been named a potentially responsible party, will have a material adverse effect upon our business, results of operations or financial condition. However, future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to additional remediation liabilities that may be material. See “Environmental Matters” under Note 11 (Commitments and Contingencies) of the notes to our consolidated financial statements our Annual Report on Form 10-K for the year ended December 31, 2009 for a further discussion of these and other environmental-related matters.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Commission regulations and New York Stock Exchange market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment have required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Furthermore, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

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

Our corporate office is located in a leased office space in Rye, New York. In addition, at December 31, 2009, the Company and its subsidiaries lease or own facilities throughout the U.S., some of which have multiple buildings and warehouses and these U.S. facilities encompass approximately 14.7 million square feet. We lease or own international facilities encompassing approximately 11.3 million square feet primarily in Asia, Canada, Europe and Latin America. Of the U.S. and international manufacturing and warehouse facilities, approximately 12.2 million square feet of space is owned, while the remaining 13.8 million square feet of space is leased. The approximate percentage of the facility square footage used by segment is as follows: Outdoor Solutions—50%; Consumer Solutions—27%; Branded Consumables—19%; and Process Solutions—4%.

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

The executive officers of our Company are as follows:

Martin E. Franklin, age 45, is Chairman and Chief Executive Officer of our Company. Mr. Franklin was appointed to our Board of Directors on June 25, 2001 and became Chairman and Chief Executive Officer effective September 24, 2001. Mr. Franklin is also a principal and executive officer of a number of private investment entities. Mr. Franklin was the Chairman of the Board of Directors of Bollé Inc. from February 1997 until February 2000. Mr. Franklin has previously held positions as Chairman and Chief Executive Officer of Lumen Technologies, Inc. from May 1996 to December 1998, and Benson Eyecare Corporation from October 1992 to May 1996. Mr. Franklin also serves as a director of Kenneth Cole Productions, Inc., GLG Partners, Inc. and the Chairman of the Board of Liberty Acquisition Holdings Corp.

Ian G.H. Ashken, age 49, is Vice Chairman and Chief Financial Officer of our Company. Mr. Ashken was appointed to the Board of Directors on June 25, 2001 and became Vice Chairman, Chief Financial Officer and Secretary effective September 24, 2001. Mr. Ashken is also a principal and executive officer of a number of private investment entities. Mr. Ashken was the Vice Chairman of the Board of Directors of Bollé, Inc. from December 1998 until February 2000. From February 1997 until his appointment as Vice Chairman, Mr. Ashken was the Chief Financial Officer and a director of Bollé. Mr. Ashken previously held positions as Chief Financial Officer and a director of Lumen Technologies, Inc. from May 1996 to December 1998 and Benson Eyecare Corporation from October 1992 to May 1996. Mr. Ashken also serves as a director of GLG Partners, Inc. and Pearl Group.

James E. Lillie, age 48, is President and Chief Operating Officer of our Company. Mr. Lillie joined our Company in August 2003. From 2000 to 2003, Mr. Lillie served as Executive Vice President of Operations at Moore Corporation, Limited, a diversified commercial printing and business communications company. From 1999 to 2000, Mr. Lillie served as Executive Vice President of Operations at Walter Industries, Inc., a Kohlberg, Kravitz, Roberts & Company (KKR) portfolio company. From 1990 to 1999, Mr. Lillie held a succession of managerial human resources, manufacturing, finance and operations positions culminating with the position of Executive Vice President, Operations at World Color, Inc., another KKR portfolio company.

John E. Capps, age 45, is Senior Vice President, General Counsel and Secretary of our Company. Mr. Capps has been with the Company since January 2005. From 2003 to 2005, Mr. Capps was with American Household, Inc. which was acquired by the Company in January 2005, where he most recently served as Vice President-Legal. Prior to 2003, Mr. Capps was in private law practice with the firm Sullivan & Cromwell LLP.

Patricia J. Gaglione, age 48, is Senior Vice President, Supply Chain of our Company. Mrs. Gaglione joined our Company in January 2005 as Vice President, Supply Chain and was promoted to her current position in January 2006. Prior to joining the Company, Mrs. Gaglione most recently served as Vice President, Sourcing for RR Donnelley and Sons (formerly Moore Corporation, Limited), from May 2001 to May 2004. From 1996 to 2001, Mrs. Gaglione was General Manager, International Purchasing Office at Philips Electronics.

Patricia Mount, age 53, is Senior Vice President and Chief Transition Officer of our Company. Ms. Mount has been with the Company since August 2003. From August 2003 through January 2006, Ms. Mount served as Chief Financial Officer of Tilia, Inc. a subsidiary of the Company. Ms. Mount has been in her current role since January 2006. Prior to joining the Company, Ms. Mount served as the Chief Financial Officer of network equipment manufacturer LuxN from 2000 to 2002. From 1993 to 2000, Ms. Mount served in various senior financial and operating roles at Quantum Corporation.

Richard T. Sansone, age 43, is Senior Vice President and Chief Accounting Officer of our Company. Prior to joining our Company, he most recently served as Senior Vice President, Controller and Chief Accounting Officer of RR Donnelley and Sons (formerly Moore Wallace), from April 2001 to December 2005. From 1992 to 2001, Mr. Sansone was with PricewaterhouseCoopers, LLP where he was an Audit Senior Manager.

J. David Tolbert, age 49, is Senior Vice President, Human Resources and Corporate Risk of our Company. Mr. Tolbert has served in various management and executive roles in the areas of human resources, administration and corporate risk for the Company since 1993. From 1987 to 1993, Mr. Tolbert served in various human resource and operating positions at Ball Corporation.

Our executive officers serve at the discretion of our Board of Directors.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

Jarden Corporation’s (the “Company” or “Jarden”) common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “JAH.” As of February 17, 2010, there were approximately 3,200 registered holders of record of the Company’s common stock, par value $0.01 per share. On February 17, 2010, the last recorded sales price of the Company’s common stock was $30.84. In September 2009, the Company announced that the Board of Directors of the Company (the “Board”) had decided to initiate a quarterly cash dividend of $0.075 per share of the Company’s common stock. The Company expects that the quarterly dividends going forward will be paid during the last week of October, January, April and July, and anticipates a total annual dividend of $0.30 per share of common stock. However, the actual declaration of any future cash dividends, and the establishment of record and payment dates, will be subject to final determination by the Board each quarter after its review of the Company’s financial performance.

The table below sets forth the intraday high and low sales prices of the Company’s common stock as reported on the NYSE and cash dividends paid per share for the periods indicated:

	Dividends Declared Per Share		Common Stock Price
			2009		2008
	2009	2008	High	Low	High	Low
First Quarter	$—	$—	$14.66	$8.77	$26.25	$19.31
Second Quarter	—	—	20.94	12.26	24.11	17.48
Third Quarter	0.075	—	28.82	17.46	27.93	16.88
Fourth Quarter	0.075	—	31.94	24.55	23.87	7.20

On June 9, 2005, the Board declared a 3-for-2 stock split in the form of a stock dividend of one additional share of common stock for every two shares of common stock, payable on July 11, 2005 to shareholders of record as of the close of business on June 20, 2005. All references in this Annual Report on Form 10-K to the number of shares outstanding, per share amounts, issued shares, sale price of Jarden’s common stock, restricted stock and stock option data of Jarden’s common shares have been restated to reflect the effect of the stock split for all periods presented.

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

The graph below compares total stockholder return on the Company’s common stock from December 31, 2004 through December 31, 2009 with the cumulative total return of (a) the Standard and Poor’s (“S&P”) 500 Index and (b) the S&P Midcap 400 Index, assuming a $100 investment made on December 31, 2004. Each of the three measures of cumulative total return assumes reinvestment of dividends, if applicable. The stock performance shown on the graphs below are based on historical data and are not indicative of, or intended to forecast, possible future performance of the Company’s common stock.

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

None

Item 6.	Selected Financial Data

The following tables set forth the Company’s selected financial data as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005. The selected financial data set forth below has been derived from the audited consolidated financial statements and related notes thereto where applicable for the respective fiscal years. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the consolidated financial statements and notes thereto. These historical results are not necessarily indicative of the results to be expected in the future. Certain reclassifications have been made in the Company’s financial statements of prior years to conform to the current year presentation. These reclassifications had no impact on previously reported net income.

	As of and for the Years Ended December 31,
(in millions, except per share data)	2009(c)	2008(c)	2007(b)(c)	2006(c)	2005(b)(c)
STATEMENTS OF INCOME (LOSS) DATA
Net sales	$5,152.6	$5,383.3	$4,660.1	$3,846.3	$3,189.1
Operating earnings(a)	386.9	146.1	232.0	300.6	186.0
Interest expense, net	147.5	178.7	149.7	112.6	84.2
Loss on early extinguishment of debt	—	—	15.7	—	6.1
Income tax provision	110.7	26.3	38.5	82.0	35.0
Net income (loss)(a)	128.7	(58.9)	28.1	106.0	60.7
Paid in-kind dividends on Series B and C preferred stock	—	—	—	—	(9.7)
Charge from beneficial conversion of Series B and Series C preferred stock	—	—	—	—	(38.9)

Income (loss) available to common stockholders(a)	$128.7	$(58.9)	$28.1	$106.0	$12.1

Basic earnings (loss) per share(a)	$1.53	$(0.78)	$0.39	$1.62	$0.23
Diluted earnings (loss) per share(a)	$1.52	$(0.78)	$0.38	$1.59	$0.22

OTHER FINANCIAL DATA
Segment earnings(a)(d)	$605.7	$609.4	$501.5	$419.0	$297.6
Cash flows from operations	641.1	249.9	304.8	236.0	240.9
Depreciation and amortization	130.3	120.3	96.4	66.4	57.6
Capital expenditures	107.4	102.2	81.2	68.8	58.5
Cash dividends declared per common share(e)	0.15	—	—	—	—

BALANCE SHEET DATA
Cash and cash equivalents	$827.4	$392.8	$220.5	$202.6	$237.1
Working capital(f)	1,503.5	1,374.7	1,269.8	839.6	749.9
Total assets	6,023.6	5,727.0	5,868.1	3,882.6	3,524.6
Total debt	2,666.2	2,868.3	2,747.3	1,441.0	1,541.4
Total stockholders’ equity	1,766.8	1,384.2	1,538.6	1,257.4	1,003.8

(a)	Includes the following significant items affecting comparability:

•

2009 includes: $22.9 million charge related to the impairment of goodwill and intangibles (see Note 6 to the consolidated financial statements); and $52.3 million of reorganization and acquisition-related integration cost (see item (c) below).

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

(b)	The results of American Household, Inc., The Holmes Group, Inc., Pure Fishing, Inc. and K2 Inc. are included from their dates of acquisition January 24, 2005, July 18, 2005, April 6, 2007 and August 8, 2007, respectively.
(c)	Reorganization and acquisition-related integration cost include costs associated with exit or disposal activities, including costs of employee and lease terminations and facility closing or other exit activities. Additionally, these costs include expenses directly related to integrating and reorganizing acquired businesses and include items such as employee retention, recruiting costs, certain moving costs, certain duplicative costs during integration and asset impairments.
(d)	Segment Earnings represents earnings before interest, taxes and depreciation and amortization, excluding reorganization and acquisition-related integration costs, impairment of goodwill and intangible assets, the elimination of manufacturer’s profit in inventory, fair value inventory adjustments, and loss on early extinguishment of debt. This non-GAAP financial measure is presented in this Annual Report on Form 10-K because it is a basis upon which the Company’s management has assessed its financial performance in the years presented. Additionally, the Company uses non-GAAP financial measures because the Company’s credit agreement provides for certain adjustments in calculations used for determining whether the Company is in compliance with certain credit agreement covenants, including, but not limited to, adjustments relating to non-cash purchase accounting adjustments, certain reorganization and acquisition-related integration costs, impairment of goodwill and intangible assets, non-cash stock-based compensation costs and loss on early extinguishment of debt. Segment Earnings should not be considered a primary measure of the Company’s performance and should be reviewed in conjunction with, and not as substitute for, financial measurements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) that are presented in this Annual Report on Form 10-K. A reconciliation of the calculation of Segment Earnings is presented below:

Reconciliation of non-GAAP Measure:

	For the Years Ended December 31,
(in millions)	2009	2008	2007	2006	2005
Net income (loss)	$128.7	$(58.9)	$28.1	$106.0	$60.7
Income tax provision	110.7	26.3	38.5	82.0	35.0
Interest expense, net	147.5	178.7	149.7	112.6	84.2
Loss on early extinguishment of debt	—	—	15.7	—	6.1

Operating earnings	386.9	146.1	232.0	300.6	186.0
Adjustments to reconcile to Segment Earnings:
Depreciation and amortization	130.3	120.3	96.4	66.4	57.6
Fair value adjustment to inventory	—	—	118.9	10.4	22.4
Reorganization costs(1)	48.5	59.8	49.6	36.8	29.1
Impairment of goodwill and intangibles	22.9	283.2	—	—	—
Other integration-related costs	—	—	4.6	4.5	—
Other adjustments(3)	17.1	—	—	0.3	2.5

Segment Earnings(1)(2)	$605.7	$609.4	$501.5	$419.0	$297.6

(1)	For 2009, Segment Earnings includes reorganization costs of $3.8 million related to the Consumer Solutions segment.
(2)	During 2008, the Company modified the composition of Segment Earnings to include stock-based compensation. All prior periods have been restated to conform to the current presentation.
(3)	Represents executive stock compensation resulting from a strategic review of executive long-term incentive compensation.

(e)	In September 2009, the Company announced that the Board had decided to initiate a quarterly cash dividend of $0.075 per share of the Company’s common stock starting in the third quarter of 2009.
(f)	Working capital is defined as current assets (including cash) less current liabilities. For 2009, 2008, 2007, 2006 and 2005, working capital excluding cash was $676 million, $986 million, $1.0 billion, $637 million and $513 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Jarden’s financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included in Item 8. of Part II of this Annual Report on Form 10-K. Unless otherwise indicated, references in the following discussion to 2009, 2008 and 2007 are to Jarden’s calendar years ended December 31, 2009, 2008 and 2007, respectively.

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

The Outdoor Solutions segment manufactures or sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas and charcoal grills, lanterns and flashlights, propane fuel, sleeping bags, tents and water recreation products such as boats, kayaks and tow-behinds. The Outdoor Solutions segment also sells fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, softball, football, basketball, field hockey and lacrosse products are sold under brand names such as deBeer®, Gait®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas™, Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Helium®, Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as Ex Officio®, Marmot®, Planet Earth® and Zoot®.

The Consumer Solutions segment manufactures or sources, markets, and distributes a diverse line of household products, including kitchen appliances and personal care and wellness products for home use. This segment maintains a strong portfolio of globally recognized brands including Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam® and Villaware®. The principal products in this segment include clippers and trimmers for professional use in the beauty and barber and animal categories; electric blankets, mattress pads and throws; household kitchen appliances, such as blenders, coffeemakers, irons, mixers, slow cookers, toasters, toaster ovens and vacuum packaging machines; personal care and wellness products, such as air purifiers, fans, heaters and humidifiers, for home use; products for the hospitality industry; and scales for consumer use.

The Branded Consumables segment manufactures or sources, markets and distributes a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples, including arts and crafts paint brushes, children’s card games, clothespins, collectible tins, cord, rope and twine, fencing, fire extinguishing products, firelogs and firestarters, home canning jars and accessories, kitchen matches, other craft items, plastic cutlery, playing cards and accessories, safes, security cameras, security doors, smoke and carbon monoxide alarms, storage organizers and workshop accessories, toothpicks, window guards and other accessories. This segment markets our products under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, BRK®, Crawford®, Diamond®, Dicon®, First Alert®, Forster®, Hoyle®, Java-Log®, KEM®, Kerr®, Lehigh®, Leslie-Locke®, Loew-Cornell®, Pine Mountain® and Wellington® brand names, among others. The Company distributes these products through club, drug, e-commerce, grocery, hardware, home center, mass merchant and specialty retail customers and deliver these products to thousands of “ship to” locations.

The Process Solutions segment manufactures, markets and distributes a wide variety of plastic products including closures, contact lens packaging, medical disposables, plastic cutlery and rigid packaging. Many of these products are consumable in nature or represent components of consumer products. Our materials business produces specialty nylon polymers, conductive fibers and monofilament used in various products, including woven mats used by paper producers and weed trimmer cutting line, as well as fiberglass radio antennas for marine, citizen band and military applications. This segment is also the largest North American producer of niche products fabricated from solid zinc strip and are the sole source supplier of copper plated zinc penny blanks to the United States Mint and a major supplier to the Royal Canadian Mint, as well as a supplier of brass, bronze and nickel plated finishes on steel and zinc for coinage to other international markets. In addition, the Company manufactures a line of industrial zinc products marketed globally for use in the architectural, automotive, construction, electrical component and plumbing markets.

Market Overview

The Company operates primarily in the consumer products markets, which are generally affected by overall economic conditions. The Company’s results and activities for 2009 have been affected by the following macroeconomic factors:

•	Global economic weakness, a global recessionary economy and the corresponding decline in consumer confidence and demand has negatively affected sales both domestically and internationally; and

•	Less volatile commodities markets have resulted in lower input costs relative to last year, with commensurate pressure from customers to lower pricing.

Summary of Significant 2009 Activities

•	In April 2009, the Company completed an equity offering of 12 million newly-issued shares of common stock at $17.50 per share resulting in net proceeds of approximately $203 million.

•	In April 2009, the Company completed a registered public offering for $300 million aggregate principal amount of 8% senior unsecured notes due May 2016.

•

In August 2009, the Company completed an extension of the revolving credit portion of the Company’s senior credit facility, which was allowed for under an April 2009 amendment that extended the maturity date of the revolving facility in an aggregate amount of $100 million to January 2012.

•

In August 2009, the Company entered into an amendment to the Company’s senior credit facility. The amendment extended the maturity date of $600 million principal amount of existing term loans from January 2012 to January 2015.

•	The Company managed working capital to improve operating cash flows, with a particular focus on bringing inventory levels into line with lower sales.

•

As a result of the macroeconomic conditions, the Company initiated cost containment efforts, with particular focus on discretionary spending. These initiatives have resulted in an overall reduction in selling, general and administrative expenses (“SG&A”).

•	In September 2009, the Company announced that the Board had decided to initiate a quarterly cash dividend of $0.075 per share of the Company’s common stock starting in the fourth quarter of 2009.

Acquisitions and Pending Acquisition

The Company has not completed a significant acquisition in over two years. To the extent the Company pursues future acquisitions, the Company intends to focus on businesses with product offerings that provide geographic or product diversification, or expansion into related categories that can be marketed through the Company’s existing distribution channels or provide us with new distribution channels for our existing products, thereby increasing marketing and distribution efficiencies. Furthermore, the Company expects that acquisition candidates would demonstrate a combination of attractive margins, strong cash flow characteristics, category leading positions and products that generate recurring revenue. The Company anticipates that the fragmented nature of the consumer products market will continue to provide opportunities for growth through strategic acquisitions of complementary businesses. However, there can be no assurance that the Company will complete an acquisition(s) in any given year or that any such acquisition(s) will be significant or successful. The Company only pursues a candidate when it is deemed to be fiscally prudent and that meets the Company’s acquisition criteria. The Company anticipates that any future acquisitions would be financed through any combination of cash on hand, operating cash flow, availability under our existing credit facilities and new capital market offerings.

Pending Acquisition

On December 16, 2009, we entered into a letter agreement (the “Offer Letter”) with Total S.A. (“Total”), pursuant to which we made an irrevocable and binding offer to enter into a Share Purchase Agreement (the “SPA”) with Total for the purchase of Total’s Mapa Spontex Baby Care and Home Care businesses (“Mapa Spontex”), through the acquisition of certain of Total’s subsidiaries (the “Acquired Companies”) for a Euro purchase price of €335 million (approximately $500 million) in cash, less any indebtedness assumed, subject to certain adjustments (the “Acquisition”). Mapa Spontex is a global manufacturer and distributor of primarily baby care and home care products with leading market positions in Europe, Brazil and Argentina in the core categories it serves. Its baby care portfolio includes teats, soothers, feeding bottles and other infant accessories sold primarily under the NUK®, Tigex®, Lillo®, Fiona® and First Essentials® brands. Its home care portfolio includes sponges, rubber gloves and related cleaning products for retail, professional and industrial uses sold primarily under the Mapa® and Spontex® brands; and health care products, including condoms sold under the Billy Boy brand. Our obligation to enter into the SPA is subject to Total’s acceptance of our offer. Under French law, Total is not permitted to accept our offer or to enter into the binding SPA to sell the Acquired Companies until mandatory information and consultation procedures have been completed with certain workers’ representative bodies. The Acquisition is expected to expand the Company’s product offerings and distribution channels into new, attractive categories and further diversify our revenue streams and increase the Company’s international presence. The Acquisition is consistent with the Company’s strategy of purchasing leading, niche consumer-oriented brands with attractive cash flows and strong management. The Mapa Spontex business is expected to be included in the Company’s Branded Consumables segment from the acquisition date. The transaction is expected to close early in the second quarter of 2010, subject to receipt of regulatory approvals, completion of required employee consultation procedures and other customary closing conditions. No assurances can be given that the Acquisition will be consummated or, if such Acquisition is consummated, as to the final terms of such Acquisition.

2009 Activity

During the 2009, the Company completed three tuck-in acquisitions that by nature are complementary to the Company’s core businesses and from an accounting standpoint were not significant. The tuck-in acquisitions did not have a material impact on the period over period comparisons discussed below, nor are they expected to have a material impact on future period comparisons. The Company did not complete any acquisitions during 2008.

2007 Activity

On April 6, 2007, the Company acquired Pure Fishing, Inc. (“Pure Fishing”), a leading global provider of fishing tackle marketed under well-known fishing brands including Abu-Garcia®, Berkley®, Gulp!®, Mitchell®, Stren® and Trilene®. The consideration consisted of $300 million in cash, a $100 million five year subordinated note with a 2% coupon and a warrant exercisable into approximately 2.2 million shares of the Company’s common stock with an initial exercise price of $45.32 per share (subject to adjustment as provided therein). In addition to the upfront purchase price, the Company has paid $25 million and accrued $25 million of contingent purchase price payments that are based on the future financial performance of the acquired business. The accrued contingent purchase price payment is expected to be paid in 2010. The Company’s results of operations for 2007 include the results of Pure Fishing from April 6, 2007.

On August 8, 2007, the Company acquired all the outstanding shares of K2 Inc. (“K2”), a leading provider of branded consumer products in the global sports equipment market in exchange for consideration of $10.85 in cash per share of K2 common stock and 0.1118 of a share of the Company’s common stock for each share of K2 common stock issued and outstanding. The total value of the transaction, including debt assumed, was approximately $1.2 billion. The aggregate consideration to the K2 shareholders was approximately $701 million and was comprised of a cash payment of approximately $517 million and the issuance of approximately 5.3 million common shares of the Company with a fair value of approximately $184 million. In connection with the K2 acquisition the Company repaid certain of K2’s debt, including accrued interest and make-whole premiums for approximately $341 million. The Company’s results of operations for 2007 include the results of K2 from August 8, 2007.

The differences in the consolidated results of operations for 2008 versus 2007 are primarily due to the K2 and Pure Fishing acquisitions.

Consolidated Results of Operations

	Years Ended December 31,
(in millions)	2009	2008	2007
Net sales	$5,152.6	$5,383.3	$4,660.1
Cost of sales	3,726.6	3,880.5	3,517.4

Gross profit	1,426.0	1,502.8	1,142.7
Selling, general and administrative expenses	963.9	1,013.7	861.1
Reorganization and acquisition-related integration costs, net	52.3	59.8	49.6
Impairment of goodwill and intangibles	22.9	283.2	—

Operating earnings	386.9	146.1	232.0
Interest expense, net	147.5	178.7	149.7
Loss on early extinguishment of debt	—	—	15.7

Income (loss) before taxes	239.4	(32.6)	66.6
Income tax provision	110.7	26.3	38.5

Net income (loss)	$128.7	$(58.9)	$28.1

Results of Operations—Comparing 2009 to 2008

	Net Sales		Operating Earnings (Loss)
	Years Ended December 31,
(in millions)	2009	2008	2009	2008
Outdoor Solutions	$2,311.8	$2,481.0	$161.6	$172.3
Consumer Solutions	1,835.9	1,812.9	260.4	150.5
Branded Consumables	792.1	804.9	60.0	(108.0)
Process Solutions	262.6	348.6	18.7	21.2
Corporate	—	—	(113.8)	(89.9)
Intercompany eliminations	(49.8)	(64.1)	—	—

	$5,152.6	$5,383.3	$386.9	$146.1

Net sales for 2009 decreased $231 million, or 4.3%, to $5.2 billion versus the same prior year period. The overall decrease in net sales was primarily due to unfavorable foreign currency translation (approximately $89.7 million), a 24.7% ($86.0 million) decline in sales in the Process Solutions segment, due primarily to a decline in the pass-through pricing of commodities and lower coinage and OEM sales, which is typical in a recessionary environment and declines in domestic and international sales resulting from overall macroeconomic weakness.

Net sales in the Outdoor Solutions segment decreased $169 million or 6.8%, primarily as the result of unfavorable foreign currency translation (approximately $48 million) and declines in domestic and international sales resulting from overall economic weakness. Net sales in the Consumer Solutions segment increased $23.0 million or 1.3%, which was primarily due increased demand in the small appliance and certain personal care and wellness categories, which was primarily due to gains in category space at certain major retailers, certain marketing efforts and new product introduction, partially offset by unfavorable foreign currency translation (approximately $29 million) and decreased demand internationally, primarily in Latin America, resulting from overall economic weakness. Net sales in the Branded Consumables segment decreased $12.8 million or 1.6%, which was mainly due to unfavorable foreign currency translation (approximately $9 million), continued weakness at retail, primarily at domestic home improvement retailers resulting from overall economic weakness, partially offset by improved sales of Ball® and Kerr® fresh preserving products, which has been driven in part, by the consumer trend of looking to save money, combined with the Company’s marketing efforts celebrating the 125th anniversary of the Ball® jar.

Cost of sales for 2009 decreased $154 million to $3.7 billion versus the same prior year period. Cost of sales as a percentage of net sales for 2009 and 2008 was 72.3% and 72.1%, respectively. The impact due to the sell through, primarily during the first quarter of 2009, of higher cost inventory which was built in 2008 during the unprecedented rise in commodity prices was offset by lower commodity prices in 2009, maintaining inventory at levels consistent with our working capital goals and the realization of cost reductions from prior integration and ongoing continuous improvement programs.

SG&A for 2009 decreased $49.8 million, or 4.9%, to $964 million versus the same prior year period. The improvement was primarily due to the aforementioned cost containment efforts (see Summary of Significant 2009 Activities) initiated by the Company as a result of the current macroeconomic conditions, partially offset by an incremental increase stock-based compensation for 2009 ($20.7) versus 2008. SG&A as a percentage of net sales for 2009 and 2008 was 18.7% and 18.8%, respectively.

Operating earnings for 2009 in the Outdoor Solutions segment decreased $10.7 million or 6.2%, versus the same prior year period primarily as the result of the gross margin impact of lower sales and a $15.9 million increase in reorganization and acquisition-related integration costs, net (collectively, “reorganization costs”), partially offset by a decrease in SG&A ($53.5 million) and a decrease in impairment charges for goodwill and intangible assets ($29.4 million). Operating earnings for 2009 in the Consumer Solutions segment increased $109.9 million or 73.0%, versus the same prior year period primarily as the result of a decrease in impairment charges for goodwill and intangible assets ($76.3 million), lower SG&A ($22.4 million) and improved gross margins, partially offset by increased reorganization costs ($3.7 million). Operating earnings for 2009 in the Branded Consumables segment increased $168 million or 155.5%, versus the same prior year period primarily as the result of a decrease in impairment charges for goodwill and intangible assets ($155 million) and a decrease in reorganization costs ($10.7 million). Operating earnings in the Process Solutions segment for 2009 decreased $2.5 million or 11.8%, versus the same prior year period primarily as the result of the gross margin impact of lower sales, partially offset by a decrease of SG&A ($2.9 million) and reorganization costs ($8.9 million).

Reorganization costs for 2009 decreased by $7.5 million to $52.3 million versus the same prior year period. The majority of these charges ($48.5 million) relate to plans to rationalize the overall cost structure of the Outdoor Solutions segment. These plans consist of restructuring the Company’s domestic and European paintball operations, realigning distribution and warehouse facilities both domestically and in Europe, rationalizing manufacturing operations in the Far East and integrating various 2009 tuck-in acquisitions. The Company also recorded reorganization costs ($3.8 million) during 2009 within the Consumer Solutions segment for headcount reductions related to cost reduction initiatives.

In the fourth quarter of 2009, the Company’s impairment test resulted in a non-cash charge of $12.8 million to reflect impairment of goodwill in the Company’s Branded Consumables segment. The impairment charge was recorded within the Arts and Crafts business unit. The impairment was due to a decrease in the fair value of forecasted cash flows, reflecting the deterioration of revenues and margins in the business.

The Company’s impairment test in 2009 resulted in a non-cash charge of $10.1 million to reflect impairment of intangible assets related to certain of the Company’s tradenames. The impairment charge was allocated to the Company’s reporting segments as follows:

(in millions)	Year Ended December 31, 2009
Impairment of intangibles:
Outdoor Solutions	$0.8
Branded Consumables	9.3

$10.1

In the Outdoor Solutions segment, the impairment charge recorded relates primarily to certain tradenames within this segment’s snow sports business, primarily a result of the abandonment of a minor tradename. In the Branded Consumables segment the impairment charge recorded relates to certain tradenames associated with this segment’s Firelog and Safety and Security businesses. The impairment within the Branded Consumables segment was due to a decrease in the fair value of forecasted cash flows, resulting from the deterioration of revenues and margins related to these tradenames.

Net interest expense for 2009 decreased by $31.2 million to $148 million versus the same prior year period, primarily due to a decrease in the weighted average interest rate for 2009 to 5.4% from 6.4% in 2008. The decrease in the weighted average interest rate was due to a decline in short-term variable interest rates (LIBOR) combined with the maturity of $725 million notional amount of fixed rate interest rate swaps during 2009.

The Company’s reported tax rate for 2009 and 2008 was 46.2% and (80.7%), respectively. The difference from the statutory tax rate to the reported tax rate for 2009 results principally from the U.S. tax expense of $25.7 million recognized on the undistributed foreign income, and $18.5 million recognized on the distributed foreign income, less a $12.9 million benefit attributable to local Venezuela inflationary adjustments and tax-exempt earnings. The difference from the statutory tax rate to the reported tax rate for 2008 results principally from the tax charge related to the impairment of goodwill ($33.4 million) and from U.S. tax expense ($14.0 million) recognized on undistributed foreign income.

Net income for 2009 increased $188 million to $129 million versus the same prior year period. For 2009 and 2008 diluted earnings (loss) per share were $1.52 and ($0.78), respectively. The increase in net income (loss) was primarily due to the incremental decrease in 2009 of the charge recorded for the impairment of goodwill and intangibles ($260 million), the aforementioned decreases in SG&A and interest expense, partially offset the increase in the diluted weighed average shares outstanding in 2009 resulting from the issuance of 12.0 million shares of common stock from the Company’s equity offering in April 2009.

Results of Operations—Comparing 2008 to 2007

	Net Sales
	Years Ended December 31,
(in millions)	2008	2007
Outdoor Solutions	$2,481.0	$1,698.6
Consumer Solutions	1,812.9	1,869.2
Branded Consumables	804.9	806.2
Process Solutions	348.6	353.6
Intercompany eliminations	(64.1)	(67.5)

	$5,383.3	$4,660.1

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

SG&A increased $153 million to $1.0 billion for 2008 versus the same period in the prior year. The increase was primarily due to the acquisitions of K2 and Pure Fishing, partially offset by an incremental decrease in stock-based compensation expense in 2008 and an incremental decrease in pension and postretirement expense in 2008, primarily the result of the curtailment and settlement of certain of the plans.

Reorganization and acquisition-related integration costs, net, increased $10.2 million to $59.8 million in 2008 versus the same period in the prior year. The majority of these charges relate to ongoing integration-related activities in the Outdoor Solutions segment principally as a result of the K2 and Pure Fishing acquisitions. During 2008, the Company also recorded reorganization and acquisition-related integration costs within the Branded Consumables and Process Solutions segments that primarily relate to the consolidation of manufacturing facilities and headcount reductions. Additionally, for 2008, the Company recorded reorganization and acquisition-related integration costs that are primarily due to severance and the integration of certain corporate functions related to the K2 acquisition. The 2007 reorganization and acquisition-related integration costs related primarily to the Consumer Solutions segment; there were no such costs in 2008 as this reorganization has been completed.

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

The Company’s annual impairment test resulted in a non-cash charge of $111 million to reflect the impairment of intangible assets related to certain of the Company’s tradenames. The impairment charge was allocated to the Company’s reporting segments as follows:

(in millions)	Year Ended December 31, 2008
Impairment of intangibles:
Outdoor Solutions	$11.7
Consumer Solutions	76.3
Branded Consumables	22.9

$110.9

In the Outdoor Solutions segment, the impairment charge recorded relates primarily to certain tradenames within this segment’s snow sports and paintball businesses. The impairment within the Outdoor Solutions segment was due to an overall decline in the paintball market, as well as a decrease in the fair value of forecasted cash flows, resulting from the impact that the continued deterioration of macroeconomic conditions has on such cash flows. In the Consumer Solutions segment, the impairment charge recorded relates to certain tradenames within this segment’s small kitchen and household appliance businesses. The impairment within the Consumer Solutions segment is primarily due to: the Company’s decision to strategically realign certain brand names; increased competition in certain markets; and the impact of continued deterioration of macroeconomic conditions. In the Branded Consumables segment, the impairment charge recorded relates to certain tradenames associated with this segment’s Firelog, Lehigh and United States Playing Cards businesses. The impairment within the Branded Consumables segment was due to a decrease in the fair value of forecasted cash flows, resulting from the impact that the continued deterioration of macroeconomic conditions has on such cash flows.

Net interest expense increased by $29.0 million for 2008 versus 2007. This increase was principally due to higher levels of outstanding debt versus the prior year as a result of the acquisitions of K2 and Pure Fishing. The weighted average interest rate for 2008 decreased to 6.4% from 7.0% in 2007.

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

Venezuela Operations

Effective January 1, 2010, the Company’s subsidiaries operating in Venezuela will be considered under GAAP to be operating in a highly inflationary economy based on the use of the blended National Consumer Price Index (a blend of the National Consumer Price Index subsequent to January 1, 2008 and the Consumer Price Index for Caracas and Maracaibo prior to January 1, 2008) in Venezuela, as the Venezuela economy exceeded the three year cumulative inflation rate of 100%. If a subsidiary is considered to be in a highly inflationary economy, the financial statements of the subsidiary must be remeasured into the Company’s reporting currency

(U.S. dollar) and future exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than exclusively in equity, until such time as the economy is no longer considered highly inflationary. The financial statements of the Company’s subsidiaries operating in Venezuela will be remeasured as if their functional currency is the U.S. dollar. As such, gains and losses resulting from the remeasurement of monetary assets and liabilities will be reflected in current earnings.

On January 8, 2010, the Venezuelan government announced its intention to devalue its currency (Bolivar) relative to the U.S. dollar. The official exchange rate for imported goods classified as essential, such as food and medicine, changed from 2.15 to 2.60, while payments for other non-essential goods moved to an official exchange rate of 4.30. As a result of the change in the official exchange rate to 4.30, we anticipate we will record a one-time, pre-tax loss of approximately $22 million in the first quarter of 2010, primarily reflecting the write-down of monetary assets and deferred tax benefits. The 2010 financial statements of our subsidiaries in Venezuela will be remeasured at and will be reflected in the Company’s consolidated financial statements at the official exchange rate of 4.30, which is the Company’s expected settlement rate. The higher official exchange rate will negatively impact the ongoing revenue and operating profit for our Venezuela operations. Translating the results of operations for the Venezuela subsidiaries in 2009 using the 4.30 official exchange rate versus the actual official exchange rate in effect during 2009 of 2.15, would have reduced the Company’s 2009 consolidated net sales by approximately 1.5%.

In order to partially mitigate unfavorable movements in the parallel exchange rate, which was 5.95 at December 31, 2009 and is the currency exchange rate negotiated with local financial intermediaries, and a potential devaluation, during the fourth quarter of 2009, the Company converted Bolivars into U.S. dollars totaling $32.0 million. Prior to this conversion, the Bolivars were converted at the more favorable official exchange rate of 2.15. At December 31, 2009, the Company’s subsidiaries in Venezuela have approximately $32 million in cash denominated in U.S. dollars and cash of approximately $25 million held in Bolivars converted at the official exchange rate of 2.15.

The transfers of funds out of Venezuela are subject to restrictions, whereby payments for certain imported goods and services being required to be transacted by exchanging Bolivars for U.S. dollars through securities transactions in the more unfavorable parallel market rather than at the more favorable official exchange rate. If in the future the Company’s Venezuelan subsidiaries are required to convert the Bolivar cash balances into U.S. dollars using the more unfavorable parallel exchange rate, it could result in currency exchange losses that may be material to the Company’s results of operations.

Financial Condition, Liquidity and Capital Resources

LIQUIDITY

The Company believes that its cash and cash equivalents, cash generated from operations and the availability under its senior credit facility and the credit facilities of certain foreign subsidiaries as of December 31, 2009, provide sufficient liquidity to support working capital requirements, planned capital expenditures, completion of current and future reorganization and acquisition-related integration programs, pension plan contribution requirements and debt obligations for the foreseeable future.

During the third quarter of 2009, the Company extended the maturity dates of the following debt instruments:

•

In August 2009, the Company completed an extension of the revolving credit portion (the “Revolving Facility”) of the Company’s senior credit facility (the “Facility”), which was allowed for under an April 2009 amendment, that extended the maturity date of the Revolving Facility in an aggregate amount of $100 million to January 2012. Additionally, the then existing $185 million of availability maturing in January 2010 was reduced to $1.0 million. Following the April 2009 amendment, the gross available amount under the Revolving Facility is $101 million.

•

In August 2009, the Company entered into an amendment to the Facility that extended the maturity date of $600 million principal amount of existing term loans from January 2012 to January 2015 through the creation of a new Term B4 tranche of the Facility, allowed for an increase in the maximum borrowings under the securitization facility from $250 million to $400 million, and increased the Company’s general debt basket from $75 million to $150 million. The Term B4 loans bear interest of LIBOR plus 3.25%.

Cash Flows from Operating Activities

Net cash provided by operating activities was $641 million and $250 million for 2009 and 2008, respectively. The improvement was due primarily to favorable working capital movements, primarily resulting from disciplined inventory management and improved cash collections; and improved operating results, which was primarily due to lower SG&A and lower interest expense, partially offset by a decrease in accounts payable, primarily resulting from lower inventory levels.

Cash Flows from Financing Activities

Net cash used in financing activities for 2009 was $32.5 million versus net cash provided by financing activities of $105 million for 2008. The change was primarily due to the incremental net change in short-term debt on a year-over-year basis ($285 million) and payments on long-term debt in excess of proceeds from issuance of long-term debt ($59.0 million) during the 2009, partially offset by the issuance of common stock, net of transaction fees, during 2009 ($212 million).

Cash Flows from Investing Activities

Net cash used in investing activities was $131 million and $176 million for 2009 and 2008, respectively. For 2009, capital expenditures were $107 million versus $102 million for the same prior year period. The Company has historically maintained capital expenditures at approximately 2% of net sales and expects that capital expenditures for 2010 will be consistent with this level. Additionally, for 2009 and 2008, net cash used for the acquisition of businesses and earnout payments was $13.7 million and $42.6 million, respectively.

Dividends

In September 2009, the Company announced that the Board had decided to initiate a quarterly cash dividend of $0.075 per share of the Company’s common stock. The Company expects that the quarterly dividends going forward will be paid during the last week of October, January, April and July, and anticipates a total annual dividend of $0.30 per share of common stock. However, the actual declaration of any future cash dividends, and the establishment of record and payment dates, will be subject to final determination by the Board each quarter after its review of the Company’s financial performance. Cash dividends paid to stockholders in 2009 totaled approximately $6.6 million. On December 15, 2009, the Board declared quarterly cash dividend of $0.075 per share of the Company’s common stock or approximately $6.7 million paid on January 29, 2010 to stockholders of record as of the close of business on January 4, 2010.

CAPITAL RESOURCES

At December 31, 2009 and 2008, the Company had cash and cash equivalents of $827 million and $393 million, respectively. At December 31, 2009, there was no amount outstanding under the Revolving Facility. At December 31, 2009, net availability under the Facility was approximately $64 million, after deducting approximately $37 million of outstanding letters of credit. The Company is required to pay commitment fees on the unused balance of the Revolving Facility. At December 31, 2009, the annual commitment fee on unused balances was 0.375%.

On January 20, 2010, the Company completed a registered public offering for $492 million aggregate principal amount of 7 1/2% senior subordinated notes due 2020 and received approximately $476 million in net proceeds. The offering consists of two tranches: a U.S. dollar tranche with aggregate principal amount of $275 million and a Euro tranche with aggregate principal amount of €150 or approximately $217 million. The Company used the net proceeds to repay $250 million of the Facility term loans, with the balance to be used for general corporate purposes. Beginning in January 2015, the Company may redeem all or part of the senior subordinated notes due 2020 at specified redemption prices ranging from 100% to 103.75% of the principal amount, plus accrued and unpaid interest to the date of redemption. These notes are subject to similar restrictive and financial covenants as the Company’s existing senior notes and senior subordinated notes.

In April 2009, the Company completed a registered public offering for $300 million aggregate principal amount of 8% senior unsecured notes due May 2016 (the “Notes”) and received approximately $284 million in net proceeds. These net proceeds were used to prepay approximately $284 million of the outstanding principal on the Company’s term loans under the Facility. Beginning in May 2013, the Company may redeem all or part of the Notes at specified redemption prices ranging from 100% to 104% of the principal amount, plus accrued and unpaid interest to the date of redemption. The Notes are subject to a number of restrictive and financial covenants that in part, limit the use of proceeds, limit the ability of the Company to incur additional debt, create liens on assets, engage in mergers and consolidations, pay dividends on or repurchase the Company’s common stock, prepay debt subordinate to the Notes, or dispose of assets.

The Company maintains a $250 million receivables purchase agreement (the “Securitization Facility”), which is subject to annual renewal by both parties, bears interest at a margin over the commercial paper rate. Under the Securitization Facility, substantially all of the Company’s Outdoor Solutions, Consumer Solutions and Branded Consumables domestic accounts receivable are sold to a special purpose entity, Jarden Receivables, LLC (“JRLLC”), which is a wholly-owned consolidated subsidiary of the Company. JRLLC funds these purchases with borrowings under a loan agreement, secured by the accounts receivable. There is no recourse to the Company for the unpaid portion of any loans under this loan agreement. To the extent there is availability, the Securitization Facility will be drawn upon and repaid as needed to fund general corporate purposes. At December 31, 2009, the Securitization Facility had outstanding borrowings totaling $250 million. In July 2009, the Company entered into an amendment to the Securitization Facility that extended it for another year until July 1, 2010. Following the renewal, the borrowing rate margin is 2.25% and the unused line fee is 1.125% per annum. The Securitization Facility is reflected as a short-term borrowing on the Company’s balance sheet because of its annual term.

Certain foreign subsidiaries of the Company maintain working capital lines of credit with their respective local financial institutions for use in operating activities. At December 31, 2009, the aggregate amount available under these lines of credit totaled approximately $125 million.

The Company was not in default of any of its debt covenants (see Note 9 to the consolidated financial statements) as of December 31, 2009.

In April 2009, the Company completed an equity offering of 12 million newly-issued shares of common stock at $17.50 per share. The net proceeds to the Company, after the payment of underwriting discounts and other expenses of the offering, was approximately $203 million.

In November 2007, the Board authorized a new stock repurchase program that would allow the Company to repurchase up to $100 million of its common stock. Under this program, in 2008 the Company repurchased approximately 1.1 million shares of its common stock at an average price per share of $15.12. No shares were repurchased in 2009.

Contractual Obligations and Commercial Commitments

The following table includes aggregate information about the Company’s contractual obligations as of December 31, 2009 and the periods in which payments are due. Certain of these amounts are not required to be included in its consolidated balance sheets:

	Year(s)
(in millions)	Total	1	2-3	4-5	After 5
Long-term debt(1)	$2,676.2	$520.3	$621.1	$438.3	$1,096.5
Operating leases	294.5	55.1	86.6	64.6	88.2
Unconditional purchase obligations	69.8	41.1	23.6	4.5	0.6
Other current and non-current obligations	48.5	42.7	1.6	1.2	3.0

Total	$3,089.0	$659.2	$732.9	$508.6	$1,188.3

(1)	For further information regarding the Company’s debt and interest rate structure, refer to Note 9 – “Debt” and Note 10 “Derivative Financial Instruments and Fair Value Measurements” to the consolidated financial statements. These amounts reflect scheduled principal payments only.

The table above does not reflect tax reserves and accrued interest thereon of $48.7 million and $2.8 million, respectively, as the Company cannot reasonably predict the timing of the settlement of the related tax positions beyond 2010. See Note 12 “Taxes on Income” to the consolidated financial statements for additional information on the Company’s unrecognized tax benefits at December 31, 2009.

Commercial commitments are items that the Company could be obligated to pay in the future and are not included in the above table. At December 31, 2009, the Company had approximately $37 million in standby and commercial letters of credit, all of which expire in 2012.

Risk Management

From time to time, the Company may elect to enter into derivative transactions to hedge its exposures to interest rate and foreign currency fluctuations. The Company does not enter into derivative transactions for speculative purposes.

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

Cash Flow Hedges

At December 31, 2009, the Company had $650 million of notional amount outstanding in swap agreements that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income. The fair market value of these swaps was a liability of $15.2 million at December 31, 2009.

At December 31, 2009, the Company had outstanding a $40 million notional amount swap agreement that exchanges a variable interest rate (LIBOR) for fixed rate of interest over the term of the agreement that is not designated as an effective hedge for accounting purposes and the fair market value gains or losses are included in the results of operations. This swap matures June 30, 2010 and has a fixed rate of interest of 4.79%. The fair market value of this swap was a liability of $0.9 million at December 31, 2009.

Fair Value Hedges

At December 31, 2009, the Company had $350 million of notional amount outstanding in swap agreements that exchange a fixed rate of interest for a variable interest rate (LIBOR) plus an approximate 395 basis point spread. These floating rate swaps, which mature in 2017, are not designated as effective hedges for accounting purposes and the fair market value gains or losses are included in the results of operations. The fair market value of these swaps was a liability of $15.5 million at December 31, 2009.

In January 2010, the Company entered into an aggregate $275 million notional amount of interest rate swaps that exchange a fixed rate of interest for a variable interest rate (LIBOR) an approximate 357 basis point spread. These floating rate swaps, which mature in 2017, are not designated as effective hedges for accounting purposes and the fair market value gains or losses will be included in the results of operations.

The Company uses cross-currency swaps to hedge foreign currency risk on certain U.S. dollar-based debt of foreign subsidiaries. At December 31, 2009, the Company had a $22.6 million notional amount cross-currency swap outstanding that exchanges Canadian dollars for U.S. dollars. This swap exchanges the variable interest rate bases of the U.S. dollar balance (3-month U.S. LIBOR plus a spread of 175 basis points) and the equivalent Canadian dollar balance (3-month CAD BA plus a spread of 192 basis points). This swap is designated as a fair value hedge on a U.S dollar based term loan of a Canadian subsidiary. The fair market value of this cross-currency swap at December 31, 2009, was a liability of $2.8 million, with a corresponding offset to long-term debt.

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

At December 31, 2009, the Company had approximately $336 million notional amount of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases and sales and mature through December 2011. The fair market value of these foreign currency contracts was a net liability of $6.7 million at December 31, 2009.

At December 31, 2009, the Company had outstanding approximately $49 million notional amount of foreign currency contracts that are not designated as effective hedges and have maturity dates through August 2011. Fair market value gains or losses are included in the results of operations. The fair market value of these foreign currency contracts was a net liability of $0.2 million at December 31, 2009.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the impact that the rising price of these commodities has on the cost of certain of the Company’s raw materials. These derivatives provide the Company with maximum cost certainty, and in certain instances allow the Company to benefit should the cost of the commodity fall below certain dollar levels. At December 31, 2009, the Company had outstanding approximately $13 million notional amount of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through September 2010. Fair market value gains or losses are included in the results of operations and as of December 31, 2009, their aggregate fair market value was a net asset of $1.3 million.

Significant Accounting Policies and Critical Estimates

The Company’s financial statements are prepared in accordance with GAAP, which require us to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The following list of critical accounting policies is not intended to be a comprehensive list of all its accounting policies. The Company’s significant accounting policies are more fully described in Note 1—Business and Significant Accounting Policies to Item 8.—Financial Statements and Supplementary Data. The following represents a summary of the Company’s critical accounting policies, defined as those policies that the Company believes are the most important to the portrayal of its financial condition and results of operations, and/or require management’s significant judgments and/or estimates. In many cases, the accounting treatment for a particular transaction is specifically directed by GAAP with no need for management’s judgment in their application.

Revenue Recognition and Allowance for Product Returns

The Company recognizes revenues at the time of product shipment or delivery, depending upon when title passes, to unaffiliated customers, and when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable, and collection is reasonably assured. Revenue is recognized as the net amount estimated to be received after deducting estimated amounts for product returns, discounts and allowances. The Company estimates future product returns, discounts and allowances based upon historical return rates and its reasonable judgment.

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

Additionally, the Company recognizes tax benefits for certain tax positions based upon judgments as to whether it is more likely than not that a tax position will be sustained upon examination. The measurement of tax positions that meet the more-likely-than-not recognition threshold are based in part on estimates and assumptions as to be the probability of an outcome, along with estimated amounts to be realized upon any settlement. While the Company believes the resulting tax balances at December 31, 2009 and 2008 are fairly stated based upon these estimates, the ultimate resolution of these tax positions could result in favorable or unfavorable adjustments to its consolidated financial statements and such adjustments could be material. See Note 12 to the consolidated financial statements for further information regarding taxes.

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

As a result of acquisitions in prior years, the Company has significant intangible assets on its balance sheet that include goodwill and indefinite-lived intangibles (primarily trademarks and tradenames). The Company’s goodwill and indefinite-lived intangibles are tested and reviewed for impairment annually (during the fourth quarter, which coincides with the Company’s strategic planning process), or more frequently if facts and circumstances warrant, using various valuation methods, such as the discounted cash flows and market multiple methods. Goodwill impairment testing requires significant use of judgment and assumptions including the identification of reporting units; the assignment of assets and liabilities to reporting units; and the estimation of future cash flows, business growth rates, terminal values and discount rates. The testing of unamortizable intangibles under established guidelines for impairment also requires significant use of judgment and assumptions (such as cash flow projections, terminal values and discount rates). Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. As previously discussed, in the fourth quarter of 2009 and 2008, the Company’s impairment test resulted in a non-cash charge to goodwill of $12.8 million and $172 million, respectively, and a non-cash charge to indefinite-lived intangibles (tradenames) of $10.1 million and $111 million, respectively. In the fourth quarter of 2008, with the Company’s common stock trading below historical valuation metrics, management analyzed the fair value of the reporting units as compared to the Company’s market capitalization and determined that in their judgment, a significant portion that decline related to the deterioration of macroeconomic conditions and was not reflective of the underlying cash flows of the reporting units. During 2009, the Company’s market capitalization increased approximately 220% to approximately $2.8 billion at December 31, 2009. The Company will continue to monitor its reporting units for any triggering events or other signs of impairment.

While some of the Company’s businesses that were not impaired as a result of the 2009 impairment testing experienced a revenue decline and decreased profitability in 2009, the Company believes that its long-term growth strategy supports its fair value conclusions. For both goodwill and indefinite-lived intangible assets, the recoverability of these amounts is dependent upon achievement of the Company’s projections and the execution of key initiatives related to revenue growth and improved profitability. However, changes in business conditions and assumptions could potentially require future adjustments to these asset valuations.

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

Pension and Postretirement Plans

The Company records annual amounts relating to its pension and postretirement plans based on calculations, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications is generally deferred and amortized over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. The pension and postretirement obligations are measured as of December 31 for 2009 and 2008.

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

The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The prospective target asset allocation percentage for both the pension and postretirement plans is approximately 45% – 60% for equity securities, approximately 25% – 40% for bonds and approximately 0% – 30% for other securities. However, in reaction to the adverse market conditions in 2008, that continued into the first quarter of 2009, and in an effort to preserve capital, the Company has under-weighted its equity investments to the low end of the targeted range. Additionally, at December 31, 2009, the cash balances were targeted levels due to the timing of transactions as the Company was reallocating assets among investment managers. At December 31, 2009, the domestic plan assets were allocated as follows: Equities: approximately 30% and Other Investments (bonds, cash and other): approximately 70%. The Company believes that this current actual asset allocation is not indicative of the desired long-term target allocation and the Company believes that if market conditions warrant, it will begin re-allocating during 2010 to achieve the long-term target asset allocation.

For 2009, the actual return on plan assets for the Company’s U.S. pension plan assets was $33.4 million versus an expected return on plan assets of $12.5 million. For 2008, actual returns on plan assets for the Company’s U.S. pension plans were below the expected long-term rate of return due to the adverse conditions in the global securities markets. The actual amount of future contribution will depend, in part, on long-term actual return on assets and future discount rates. Pension contributions for 2010 are estimated to be approximately $31 million, which includes approximately $14 million related to the anticipated settlement of a domestic pension plan, compared to $9.2 million in 2009.

The weighted average expected return on plan assets assumption at the 2009 measurement date was approximately 7.94% for the Company’s pension plans. The weighted average discount rate at the 2009 measurement date used to measure the pension and postretirement benefit obligations was 5.73% and 5.85%, respectively. A one percentage point decrease in the discount rate at the 2009 measurement date would increase the pension plans’ projected benefit obligation by approximately $38 million.

The health care cost trend rates used in valuing the Company’s postretirement benefit obligation are established based upon actual health care cost trends and consultation with actuaries and benefit providers. At the 2009 measurement date, the current weighted average healthcare trend rate assumption was 7.0% for pre-age 65 and 7.4% for post-age 65. The current trend rate gradually decreases to an ultimate trend rate of 4.5%.

A one percentage point increase in the assumed health care cost trend rates would have the following effects (in millions):

Postretirement benefit obligation	$0.1
Service and interest cost components of postretirement benefit cost	—

A one percentage point decrease in the assumed health care cost trend rates would have the following effects (in millions):

Postretirement benefit obligation	$(0.1)
Service and interest cost components of postretirement benefit cost	—

Product Liability

As a consumer goods manufacturer and distributor, the Company faces the risk of product liability and related damages for substantial money damages, product recall actions and higher than anticipated rates of warranty returns or other returns of goods. Each year the Company sets its product liability insurance program, which is an occurrence-based program, based on current and historical claims experience and the availability and cost of related insurance.

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

Stock-Based Compensation

The fair value of stock options is determined using the Black-Scholes option-pricing. The fair value of the market-based restricted stock awards is determined using a Monte Carlo simulation embedded in a lattice model, and for all other restricted stock awards the fair value is based on the closing price of the Company’s common stock on the date of grant. The determination of the fair value of the Company’s stock option awards and restricted stock awards is based on a variety of factors including, but not limited to, the Company’s common stock price, expected stock price volatility over the expected life of awards, and actual and projected exercise behavior. Additionally, the Company estimates forfeiture for options and restricted stock awards at the grant date of the award based on historical experience and are adjusted as necessary if actual forfeitures differ from these estimates. Certain performance awards require management’s judgment as to whether performance targets will be achieved.

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

Contingencies

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. In addition, the Company or various of its subsidiaries have been identified by the United States Environmental Protection Agency or a state environmental agency as a Potentially Responsible Party pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law at various sites. Based on currently available information, the Company does not believe that the disposition of any of the legal or environmental disputes the Company or its subsidiaries are currently involved in will have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company. It is possible, that as additional information becomes available, the impact on the Company of an adverse determination could have a different effect.

New and Pending Accounting Pronouncements

During 2009, 2008 and 2007, the Company adopted various accounting standards. A description of these standards and their effect on the consolidated financial statements are described in Note 2 to the consolidated financial statements.

Pending standards and their estimated effect on the Company’s consolidated financial statements are described in Note 1 to the consolidated financial statements.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Commission and in reports to its shareholders. Such forward-looking statements include the Company’s adjusted earnings per share, repurchase of shares of common stock from time to time under the Company’s repurchase program, the outlook for the Company’s markets and the demand for its products, estimated sales, segment earnings, earnings per share, cash flows from operations, free cash flow, future revenues and gross operating and EBITDA margin improvement requirement and expansion, leverage, organic growth, the amount of reorganization charges, the success of new product introductions, growth or savings in costs and expenses, the impact of commodities and transportation costs, the Company’s ability to consummate, and the impact of announced acquisitions and the impact of acquisitions, divestitures, restructurings and other unusual items, including the Company’s ability to successfully integrate and obtain the anticipated results and synergies from its acquisitions. These statements are made on the basis of management’s views and assumptions as of the time the statements are made and the Company undertakes no obligation to update these statements. There can be no assurance, however, that its expectations will necessarily come to pass. Significant factors affecting these expectations are set forth under Item 1A.—Risk Factors of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In general, business enterprises can be exposed to market risks including fluctuations in interest rates, foreign currency exchange rates and certain commodity prices, and that can affect the cost of operating, investing and financing under those conditions. The Company believes it has moderate exposure to these risks. The Company assesses market risk based on changes in interest rates, foreign currency rates and commodity prices utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in these rates and prices. At December 31, 2009, the interest rate on approximately 53% of the Company’s debt was fixed by either the nature of the obligation or through interest rate swap contracts.

The Company is exposed to interest rate risk on its variable rate debt and price risk on its fixed rate debt. As such, the Company monitors the interest rate environment and uses interest rate swap agreements to manage its interest rate risk and price risk by balancing its exposure to fixed and variable interest rates while attempting to minimize interest costs. As of December 31, 2009, approximately $1.3 billion of Company’s debt is comprised of variable-rate debt. The remainder of the debt carries a fixed rate either by nature or through the use of interest rate swaps. A hypothetical 10% change in these interest rates would change interest expense by approximately $4.9 million and the fair values of fixed rate debt by approximately $40 million.

While the Company transacts business predominantly in U.S. dollars and most of its revenues are collected in U.S. dollars, a substantial portion of the Company’s operating costs are denominated in other currencies, such as the British Pound, Canadian dollar, Chinese Renminbi, European Euro, Japanese Yen, Mexican Peso, and Venezuelan Bolivar. Changes in the relation of these and other currencies to the U.S. dollar will affect Company’s sales and profitability and could result in exchange losses. For 2009, approximately 31% of the Company’s sales were denominated in foreign currencies, the most significant of which were: Euro dollars—approximately 8% and Canadian dollars—approximately 6%. The primary purpose of the Company’s foreign currency hedging activities is to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. A hypothetical 10% change in foreign currency rates would not have a material effect on foreign currency gains and losses related to the foreign currency derivatives or the net fair value of the Company’s foreign currency derivatives.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Jarden Corporation

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of income, stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Jarden Corporation and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended December, 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein for each of the two years in the period ended December 31, 2009 when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 24, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Jarden Corporation

We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows of Jarden Corporation and subsidiaries (the “Company”) for the period ended December 31, 2007. Our report also included the related financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, the consolidated results of operations of Jarden Corporation and subsidiaries and their cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York

February 25, 2008

JARDEN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Years Ended December 31,
	2009	2008	2007
Net sales	$5,152.6	$5,383.3	$4,660.1
Cost of sales	3,726.6	3,880.5	3,517.4

Gross profit	1,426.0	1,502.8	1,142.7
Selling, general and administrative expenses (including stock-based compensation of $41.3, $20.6 and $64.0 for the years ended December 31, 2009, 2008 and 2007, respectively)	963.9	1,013.7	861.1
Reorganization and acquisition-related integration costs, net	52.3	59.8	49.6
Impairment of goodwill and intangibles	22.9	283.2	—

Operating earnings	386.9	146.1	232.0
Interest expense, net	147.5	178.7	149.7
Loss on early extinguishment of debt	—	—	15.7

Income (loss) before taxes	239.4	(32.6)	66.6
Income tax provision	110.7	26.3	38.5

Net income (loss)	$128.7	$(58.9)	$28.1

Earnings (loss) per share:
Basic	$1.53	$(0.78)	$0.39
Diluted	$1.52	$(0.78)	$0.38
Weighted average shares outstanding:
Basic	84.1	75.2	71.9
Diluted	84.8	75.2	73.3

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	As of December 31,
	2009	2008
Assets
Cash and cash equivalents	$827.4	$392.8
Accounts receivable, net of allowances of $60.7 in 2009, $65.2 in 2008	851.3	894.1
Inventories	974.1	1,180.4
Deferred taxes on income	153.2	147.3
Prepaid expenses and other current assets	182.0	114.5

Total current assets	2,988.0	2,729.1

Property, plant and equipment, net	505.7	506.9
Goodwill	1,518.4	1,476.1
Intangibles, net	926.8	936.6
Other assets	84.7	78.3

Total assets	$6,023.6	$5,727.0

Liabilities
Short-term debt and current portion of long-term debt	$520.3	$431.4
Accounts payable	390.7	422.1
Accrued salaries, wages and employee benefits	162.3	142.0
Taxes on income	26.6	22.7
Other current liabilities	384.6	336.2

Total current liabilities	1,484.5	1,354.4

Long-term debt	2,145.9	2,436.9
Deferred taxes on income	300.9	232.8
Other non-current liabilities	325.5	318.7

Total liabilities	4,256.8	4,342.8

Commitments and contingencies (see Note 11)	—	—
Stockholders’ equity:
Preferred stock ($0.01 par value, 5.0 shares authorized, no shares issued and outstanding at December 31, 2009 and 2008)	—	—
Common stock ($0.01 par value, 150 shares authorized, 90.9 and 78.4 shares issued at December 31, 2009 and 2008, respectively)	0.9	0.8
Additional paid-in capital	1,460.8	1,264.1
Retained earnings	344.7	229.5
Accumulated other comprehensive income (loss)	(20.9)	(51.8)
Less: Treasury stock (0.7 and 2.8 shares, at cost, at December 31, 2009 and 2008, respectively)	(18.7)	(58.4)

Total stockholders’ equity	1,766.8	1,384.2

Total liabilities and stockholders’ equity	$6,023.6	$5,727.0

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$128.7	$(58.9)	$28.1
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	130.3	120.3	96.4
Impairment of goodwill and intangibles	22.9	283.2	—
Loss on early extinguishment of debt	—	—	15.7
Deferred income taxes	61.2	(36.6)	(17.4)
Stock-based compensation	40.2	20.6	64.0
Other	30.0	24.7	17.2
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	51.2	41.5	2.4
Inventory	229.9	(95.2)	142.3
Accounts payable	(40.9)	(12.2)	10.4
Accrued salaries, wages and employee benefits	19.1	8.4	(10.7)
Other assets and liabilities	(31.5)	(45.9)	(43.6)

Net cash provided by operating activities	641.1	249.9	304.8

Cash flows from financing activities:
Net change in short-term debt	(153.6)	131.5	216.2
Proceeds from issuance of long-term debt	292.2	25.0	1,350.0
Payments on long-term debt	(351.2)	(25.0)	(793.2)
Proceeds from issuance of stock, net of transaction fees	211.6	2.1	10.7
Repurchase of common stock and shares tendered for taxes	(12.6)	(23.5)	(66.9)
Debt issuance costs	(17.3)	(3.0)	(36.7)
Dividends paid	(6.6)	—	—
Other, net	5.0	(2.5)	0.5

Net cash provided (used in) by financing activities	(32.5)	104.6	680.6

Cash flows from investing activities:
Additions to property, plant and equipment	(107.4)	(102.2)	(81.2)
Acquisition of businesses, net of cash acquired and earnout payments	(13.7)	(42.6)	(909.5)
Other	(9.5)	(30.7)	18.1

Net cash used in investing activities	(130.6)	(175.5)	(972.6)

Effect of exchange rate changes on cash and cash equivalents	(43.4)	(6.7)	5.1

Net increase in cash and cash equivalents	434.6	172.3	17.9
Cash and cash equivalents at beginning of period	392.8	220.5	202.6

Cash and cash equivalents at end of period	$827.4	$392.8	$220.5

Supplemental cash disclosures:
Taxes paid	$64.3	$54.8	$50.5
Interest paid	133.1	182.4	152.5
Non-cash activity:
Long-term debt issued for acquisition of business	$—	$—	$94.1
Shares and other equity issued for acquisition of business	—	—	214.1

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock		Treasury Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2006	72.8	$0.7	(1.2)	$(30.4)	—	$—	$999.3	$261.3	$26.5	$1,257.4
Net income								28.1		28.1
Comprehensive income:
Cumulative translation adjustment	—	—	—	—	—	—	—	—	26.6	26.6
Derivative transactions, net	—	—	—	—	—	—	—	—	(18.1)	(18.1)
Accrued benefit costs, net	—	—	—	—	—	—	—	—	12.5	12.5

Comprehensive income	—	—	—	—	—	—	—	—	—	49.1

Restricted stock awards, stock options exercised and stock plan purchases	—	—	1.9	59.2	—	—	(48.1)	—	—	11.1
Restricted stock awards cancelled and shares tendered for stock options and taxes	—	—	(1.2)	(44.7)	—	—	9.1	—	—	(35.6)
Stock-based compensation	—	—	—	—	—	—	61.4	—	—	61.4
Shares repurchased	—	—	(1.1)	(29.1)	—	—	—	—	—	(29.1)
Shares and warrant issued for acquisitions	5.6	0.1	—	—	—	—	214.0	—	—	214.1
Beneficial conversion feature of convertible debt	—	—	—	—	—	—	8.0	—	—	8.0
Conversion of convertible debt	—	—	—	—	—	—	2.8		—	2.8
Other	—	—	—	—	—	—	—	(0.6)	—	(0.6)

Balance, December 31, 2007	78.4	$0.8	(1.6)	$(45.0)	—	$—	$1,246.5	$288.8	$47.5	$1,538.6
Net loss	—	—	—	—	—	—	—	(58.9)	—	(58.9)
Comprehensive income:
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(50.0)	(50.0)
Derivative transactions, net	—	—	—	—	—	—	—	—	9.5	9.5
Accrued benefit costs, net	—	—	—	—	—	—	—	—	(58.8)	(58.8)

Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(158.2)

Restricted stock awards, stock options exercised and stock plan purchases	—	—	0.5	14.7	—	—	(8.8)	—	—	5.9
Restricted stock awards cancelled and shares tendered for stock options and taxes	—	—	(0.2)	(5.0)	—	—	4.6	—	—	(0.4)
Stock-based compensation	—	—	—	—	—	—	20.6	—	—	20.6
Shares repurchased	—	—	(1.5)	(23.1)	—	—	—	—	—	(23.1)
Other	—	—	—	—	—	—	1.2	(0.4)	—	0.8

Balance, December 31, 2008	78.4	$0.8	(2.8)	$(58.4)	—	$—	$1,264.1	$229.5	$(51.8)	$1,384.2

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

(in millions)

	Common Stock		Treasury Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2008	78.4	$0.8	(2.8)	$(58.4)	—	$—	$1,264.1	$229.5	$(51.8)	$1,384.2
Net income	—	—	—	—	—	—	—	128.7	—	128.7
Comprehensive income:
Cumulative translation adjustment	—	—	—	—	—	—	—	—	39.1	39.1
Derivative transactions and other, net	—	—	—	—	—	—	—	—	(16.3)	(16.3)
Accrued benefit costs, net	—	—	—	—	—	—	—	—	8.1	8.1

Comprehensive income	—	—	—	—	—	—	—	—	—	159.6

Proceeds from issuance of common stock, net	12.0	0.1	—	—	—	—	202.6	—	—	202.7
Restricted stock awards, stock options exercised and stock plan purchases	—	—	2.8	57.7	—	—	(49.1)	—	—	8.6
Restricted stock awards cancelled and shares tendered for stock options and taxes	—	—	(0.7)	(18.6)	—	—	1.9	—	—	(16.7)
Dividends declared	—	—	—	—	—	—	—	(13.5)	—	(13.5)
Stock-based compensation	—	—	—	—	—	—	41.3	—	—	41.3
Other	0.5	—	—	0.6	—	—	—	—	—	0.6

Balance, December 31, 2009	90.9	$0.9	(0.7)	$(18.7)	—	$—	$1,460.8	$344.7	$(20.9)	$1,766.8

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

1. Business and Significant Accounting Policies

Business

Jarden Corporation and its subsidiaries (hereinafter referred to as the “Company” or “Jarden”) is a leading provider of a broad range of consumer products. Jarden’s three primary business segments, Outdoor Solutions, Consumer Solutions and Branded Consumables, manufacture or source, market and distribute a number of well recognized brands, including: Outdoor Solutions: Abu Garcia®, Berkley®, Campingaz®, Coleman®, Fenwick®, Gulp!®, K2®, Marker®, Marmot®, Mitchell®, Penn®, Planet Earth®, Rawlings®, Shakespeare®, Sevylor®, Stearns®, Stren®, Trilene®, Ugly Stik®, Völkl® and Zoot®; Consumer Solutions: Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam® and VillaWare®; and Branded Consumables: Ball®, Bee®, Bicycle®, Crawford®, Diamond®, Dicon®, First Alert®, Forster®, Hoyle®, Java-Log®, Kerr®, Lehigh®, Leslie-Locke®, Loew-Cornell® and Pine Mountain®. In addition to the three primary business segments described above, the Company’s Process Solutions segment manufactures, markets and distributes a wide variety of plastic and zinc base products.

On August 8, 2007, the Company acquired all of the outstanding shares of K2 Inc. (“K2”), a leading provider of branded consumer products in the global sports equipment market (see Note 3). The Company’s results of operations for 2007 include the results of K2 from August 8, 2007.

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

All significant intercompany transactions and balances have been eliminated upon consolidation. Unless otherwise indicated, references in the consolidated financial statements to 2009, 2008 and 2007 are to the Company’s calendar years ended December 31, 2009, 2008 and 2007, respectively.

Certain reclassifications have been made in the Company’s consolidated financial statements of prior years to conform to the current year presentation. These reclassifications have no impact on previously reported net income. Subsequent events have been evaluated through the filing date (February 24, 2010) of these consolidated financial statements.

Foreign Operations

The functional currency for most of the Company’s consolidated foreign operations is the local currency. Assets and liabilities are translated at the year-end exchange rates; and income and expenses are translated at average exchange rates during the year. Net unrealized exchange adjustments arising on the translation of foreign currency financial statements are reported as cumulative translation adjustments within accumulated other comprehensive income. Foreign currency transaction gains and losses are included in the results of operation and are generally classified in selling, general and administrative expenses. For 2009 and 2008, $18.9 and ($14.3), respectively, of foreign currency transaction gains/(losses) were recorded. The amounts in 2007 were not material.

The U.S. dollar is the functional currency for certain foreign subsidiaries that conduct their business primarily in U.S. dollars. As such, monetary items are translated at current exchange rates, and non-monetary items are translated at historical exchange rates.

Venezuela Operations

Effective January 1, 2010, the Company’s subsidiaries operating in Venezuela will be considered to be operating in a highly inflationary economy based on the use of the blended National Consumer Price Index (a blend of the National Consumer Price Index subsequent to January 1, 2008 and the Consumer Price Index for Caracas and Maracaibo prior to January 1, 2008) in Venezuela, as the Venezuela economy exceeded the three year cumulative inflation rate of 100%. The Company’s financial statements of its subsidiaries operating in Venezuela will be remeasured as if their functional currency were the U.S. dollar. As such, gains and losses resulting from the remeasurement of monetary assets and liabilities will be reflected in current earnings.

On January 8, 2010, the Venezuelan government announced its intention to devalue its currency (Bolivar) relative to the U.S. dollar. The official exchange rate for imported goods classified as essential, such as food and medicine, changed from 2.15 to 2.60, while payments for other non-essential goods moved to an official exchange rate of 4.30. As such, beginning in 2010 the financial statements of the Company’s subsidiaries in Venezuela will be remeasured at and will be reflected in the Company’s consolidated financial statements at the official exchange rate of 4.30, which is the Company’s expected settlement rate.

As a result of the change in the official exchange rate to 4.30, the Company expects to record a one-time, pre-tax loss of approximately $22 in the first quarter of 2010, primarily reflecting the write-down of monetary assets and deferred tax benefits.

In order to partially mitigate unfavorable movements in the parallel exchange rate, which was 5.95 at December 31, 2009 and is the currency exchange rate negotiated with local financial intermediaries and a potential devaluation, during the fourth quarter of 2009, the Company converted Bolivars into U.S. dollars totaling $32.0. Prior to this conversion, the Bolivars were converted at the more favorable official exchange rate of 2.15. At December 31, 2009, the Company’s subsidiaries in Venezuela have approximately $32 in cash denominated in U.S. dollars and approximately $25 of cash held in Bolivars converted at the official exchange rate of 2.15.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Significant accounting estimates and assumptions are used for, but not limited to: the allowance for doubtful accounts; assets impairments; useful lives of tangible and intangible assets; pension and postretirement liabilities; tax valuation allowances and unrecognized tax benefits; reserves for sales returns and allowances; product warranty; product liability; excess and obsolete inventory; and litigation and environmental liabilities.

Concentrations of Credit Risk

Substantially all of the Company’s trade receivables are due from retailers and distributors located throughout Asia, Canada, Europe, Latin America and the United States. Approximately 23%, 19% and 20% of the Company’s consolidated net sales in 2009, 2008 and 2007, respectively, were to a single customer who purchased product from the Company’s three primary business segments: Outdoor Solutions, Consumer Solutions and Branded Consumables.

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

Land is not depreciated.

Goodwill and Intangible Assets

Goodwill and certain intangibles (primarily trademarks and tradenames) are not amortized; however, they are subject to evaluation for impairment using a fair value based test. This evaluation is performed annually, during the fourth quarter or more frequently if facts and circumstances warrant. The fair value based test for goodwill is a two-step test. The first step involves comparing the fair value of each of its reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, the Company is required to proceed to the second step. In the second step, the fair value of the reporting unit would be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss would be recognized if, and to the extent that, the carrying value of goodwill exceeded the implied value. During 2009 and 2008, the Company recorded an impairment charge of $22.9 and $283, respectively, for goodwill and intangibles (see Note 6). For 2007, the Company did not experience any impairment charges.

Amortization

Deferred debt issue costs are amortized over the term of the related debt. Identifiable intangible assets are recognized apart from goodwill and are amortized over their estimated, useful lives, except for identifiable intangible assets with indefinite lives, which are not amortized.

Revenue Recognition

The Company recognizes revenues at the time of product shipment or delivery, depending upon when title and risk of loss passes, to unaffiliated customers, and when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable and collection is reasonably assured and title and risk of loss has passed. Revenue is recognized as the net amount estimated to be received after deducting estimated amounts for product returns, discounts and allowances. The Company estimates future product returns, discounts and allowances based upon historical return rates and its reasonable judgment.

Cost of Sales

The Company’s cost of sales includes the costs of raw materials and finished goods purchases, manufacturing costs and warehouse and distribution costs.

Advertising Costs

Advertising costs consist primarily of ad demo, cooperative advertising, media placement and promotions, and are expensed as incurred. The amounts charged to advertising and included in selling, general and administrative expenses in the consolidated statements of income for 2009, 2008 and 2007 were $108.1, $124.5 and $104.3, respectively.

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

Sales Incentives and Trade Promotion Allowances

The Company offers sales incentives and promotional programs to its reseller customers from time to time in the normal course of business. These incentives and promotions typically include arrangements known as slotting fees, cooperative advertising and buydowns. The majority of such arrangements are recorded as a reduction to net sales in the Company’s Consolidated Statements of Income. However, the Company does include consideration granted in certain of these transactions as SG&A expenses in its Consolidated Statements of Income.

Income Taxes

Deferred taxes are provided for differences between the financial statement and tax basis of assets and liabilities using enacted tax rates. The Company established a valuation allowance against a portion of the net tax benefit associated with all carryforwards and temporary differences in a prior year, as it was more likely than not that these would not be fully utilized in the available carryforward period. A portion of this valuation allowance remained as of December 31, 2009 and 2008 (see Note 12).

Components of “Accumulated other comprehensive income” are presented net of tax at the applicable statutory rates and are primarily generated domestically.

Disclosures about Fair Value of Financial Instruments and Credit Risk

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair market values due to the short-term maturities of these instruments. The fair market value of the Company’s 8% Senior Notes and 7 1/2% Senior Subordinated Notes was determined based on quoted market prices. The fair market value of the Company’s other long-term debt was estimated using interest rates currently available to the Company for debt with similar terms and maturities (see Note 9).

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

Derivative Financial Instruments

The Company enters into interest rate swaps to manage interest rate risk on its variable rate debt. The Company designates the interest rate swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. Floating rate swaps are also used, depending on market conditions, to convert the fixed rates of long-term debt into short-term variable rates. Interest expense is adjusted to include the payments to be made or received under the swap agreements (see Note 10).

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

Fair Value Measurements

GAAP defines three levels of inputs that may be used to measure fair value and requires that the assets or liabilities carried at fair value be disclosed by the input level under which they were valued. The input levels are defined as follows:

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

The following table summarizes assets and liabilities that are measured at fair value on a recurring basis at December 31, 2009 and 2008 (in millions):

	December 31, 2009 Fair Value Asset (Liability)
	Level 1	Level 2	Total
Derivatives:
Assets	$—	$0.1	$0.1
Liabilities	—	(40.1)	(40.1)
Available-for-sale securities	18.9	—	18.9

	December 31, 2008 Fair Value Asset (Liability)
	Level 1	Level 2	Total
Derivatives:
Assets	$—	$7.8	$7.8
Liabilities	—	(33.8)	(33.8)
Available-for-sale securities	14.8	—	14.8

Derivative assets and liabilities relate to interest rate swaps, foreign currency contracts and commodity contracts. Fair values are determined by the Company using market prices obtained from independent brokers or determined using valuation models that use as their basis readily observable market data that is actively quoted and can be validated through external sources, including independent pricing services, brokers and market transactions. Available-for-sale securities are valued based on quoted market prices in actively traded markets.

The following table summarizes the assets that are measured at fair value on a non-recurring basis at December 31, 2009 (in millions):

	December 31, 2009	Level 3
Goodwill	$23.7	$23.7
Intangible assets	30.9	30.9

At December 31, 2009, goodwill of certain reporting units and certain intangible assets are recorded at fair value based upon the Company’s impairment testing (see Note 6).

The Company’s goodwill and indefinite-lived intangibles are fair valued using methods such as the discounted cash flows and market multiple methods. Goodwill impairment testing requires significant use of judgment and assumptions including the identification of reporting units; the assignment of assets and liabilities to reporting units; the estimation of future cash flows, business growth rates, terminal values and discount rates. The testing of indefinite-lived intangibles under established guidelines for impairment also requires significant use of judgment and assumptions (such as cash flow projections, terminal values and discount rates).

Stock-Based Compensation

The Company estimates the fair value of share-based awards on the date of grant, which is generally the date the award is approved by the Board of Directors of the Company (the “Board”) or committee thereof. The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of the market-based restricted stock awards is determined using a Monte Carlo simulation embedded in a lattice model, and for all other restricted stock awards based on the closing price of the Company’s common stock on the date of grant. The determination of the fair value of the Company’s stock option awards and restricted stock awards is based on a variety of factors including, but not limited to, the Company’s common stock price, expected stock price volatility over the expected life of awards, and actual and projected exercise behavior (see Note 13).

Additionally the Company has estimated forfeitures for share-based awards at the dates of grant based on historical experience. The forfeiture estimate is revised as necessary if actual forfeitures differ from these estimates.

The Company issues restricted share awards whose restrictions lapse upon either the passage of time (service vesting), achieving performance targets, attaining Company common stock price thresholds, or some combination of these restrictions. For those restricted share awards with only service conditions, the Company recognizes compensation cost on a straight-line basis over the explicit service period. For those restricted share awards with market conditions, the Company recognizes compensation cost on a straight-line basis over the derived service period unless the market condition is satisfied prior to the end of the derived service period. For performance only awards, the Company recognizes compensation cost on a straight-line basis over the implicit service period which represents the Company’s best estimates for when the target will be achieved. If it becomes apparent the original service periods are no longer accurate, the remaining unrecognized compensation cost will be recognized over the revised remaining service periods. For restricted share awards that contain both service and market or performance vesting conditions, compensation cost is recognized over the shorter of the two conditions if only one of the conditions must be met or the longer of the two conditions if both conditions must be met.

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

Reorganization and Acquisition-Related Integration Costs

Reorganization and acquisition-related integration costs include costs associated with exit or disposal activities, including costs for employee and lease terminations, facility closings or other exit activities. Additionally, these costs include expenses directly related to integrating and reorganizing acquired businesses and include items such as employee retention costs, recruiting costs, certain moving costs and certain duplicative costs during integration and asset impairments.

2. New Accounting Guidance and Adoption of New Accounting Guidance

New Accounting Guidance

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2010-06, which requires companies to provide additional disclosures related to transfers in and out of Level 1 and Level 2 and in the reconciliation of Level 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods years beginning on or after December 15, 2009, except for the disclosures related to the reconciliation of Level 3 fair value measurements, which will be effective for fiscal years beginning on or after December 15, 2010, and for interim periods within those fiscal years. Since ASU 2010-06 requires only additional disclosures, the adoption of ASU 2010-06 will not affect the consolidated financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued ASU 2009-13, which requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued authoritative accounting guidance (“Guidance”) that in part, amends derecognition guidance for transfers of financial assets, eliminates the exemption from consolidation for qualifying special-purpose entities and requires additional disclosures. This Guidance is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of this Guidance to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued Guidance that amends the consolidation guidance applicable to variable interest entities. The provisions of this Guidance require entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The Guidance also requires an enterprise to assess on an ongoing basis to determine whether it is a primary beneficiary or has an implicit responsibility to ensure that a variable interest entity operates as designed. This Guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and will be effective for the Company beginning in 2010. In January 2010, the FASB indefinitely deferred certain consolidation provisions of this Guidance. The Company does not expect the provisions of this Guidance to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

Adoption of New Accounting Guidance

In June 2009, the FASB confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative GAAP (other than guidance issued by the Securities and Exchange Commission) for all non-governmental entities. The Codification, which changes the referencing of financial standards, supersedes current authoritative guidance and is effective for interim or annual financial periods ending after September 15, 2009. The Codification is not intended to change or alter existing GAAP and it is not expected to result in a change in accounting practice for the Company.

In May 2009, the FASB issued Guidance that establishes general standards of accounting for and disclosures of subsequent events that occurred after the balance sheet date but prior to the issuance of financial statements. This Guidance is effective for financial statements issued for interim or fiscal years ending after September 15, 2009. The adoption of this Guidance, effective September 30, 2009, did not affect the consolidated financial position, results of operations or cash flows of the Company.

In April 2009, the FASB issued Guidance that requires publicly-traded companies to provide disclosures on the fair value of financial instruments in interim financial statements. Since this Guidance requires only additional disclosures concerning the financial instruments, the adoption of this Guidance effective September 30, 2009, did not affect the consolidated financial position, results of operations or cash flows of the Company.

In December 2008, the FASB issued Guidance that requires expanded fair value disclosures of benefit plan assets (“plan assets”) on an annual basis. The Company would be required to separate plan assets into the three fair value hierarchy levels and provide a rollforward of the changes in fair value of plan assets classified as Level 3. The disclosures about plan assets required by this Guidance are effective for fiscal years ending after December 15, 2009. Since this Guidance requires only additional disclosures concerning plan assets (see Note 15 for disclosures related to the adoption of this Guidance), the adoption of this Guidance did not affect the consolidated financial position, results of operations or cash flows of the Company.

In May 2008, the FASB issued Guidance that applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative. This Guidance specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This Guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of the provisions of this Guidance did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

In March 2008, the FASB issued Guidance that requires that a company with derivative instruments disclose information to enable users of the financial statements to understand: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. As such, this Guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This Guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Since this Guidance requires only additional disclosures concerning derivatives and hedging activities (see Note 10 for disclosures related to the adoption of this Guidance), the adoption of this Guidance, effective January 1, 2009, did not affect the consolidated financial position, results of operations or cash flows of the Company.

In December 2007, the FASB issued Guidance that significantly changes the financial accounting and reporting for noncontrolling (or minority) interests in consolidated financial statements. This Guidance, in part, establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary; clarify that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements; establish a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation; require that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated; and require expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. This Guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this Guidance, effective January 1, 2009, did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

In December 2007, the FASB issued revised Guidance that significantly changes the financial accounting and reporting for business combinations. The provisions of this Guidance, in part, include requirements to recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100 % controlling interest when the acquisition constitutes a change in control of the acquired entity; measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; expense, as incurred, acquisition-related transaction costs; capitalize acquisition-related restructuring costs only if the appropriate accounting criteria are met as of the acquisition date; and recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. This Guidance will also require any adjustments related to pre-existing tax contingencies for prior acquisitions to be recorded in the income statement. This Guidance generally effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of the provisions of this Guidance, effective January 1, 2009, did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

In February 2007, the FASB issued Guidance that permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This

Guidance also established presentation and disclosure requirements designed to facilitate comparisons that choose different measurement attributes for similar types of assets and liabilities. The Company adopted this Guidance effective January 1, 2008 and did not elect the fair value option established by this Guidance. As such, the adoption had no impact on the consolidated financial position, results of operations or cash flows of the Company.

In September 2006, the FASB issued Guidance that other items requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. The measurement date provisions of this Guidance require the measurement of defined benefit plan assets and obligations as of the date of the Company’s fiscal year-end statement of financial position. The Company adopted the measurement date provisions of this Guidance for the year ending December 31, 2008 using the second transition approach as defined by this Guidance. This transition approach allowed the Company to estimate the effects of the change by using the measurements determined at September 30, 2007 and that were used for the year ended December 31, 2007. The adoption of the measurement date provisions of this Guidance did not have a material affect on the consolidated financial position, results of operations or cash flows of the Company.

In September 2006, the FASB issued Guidance that 2006 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Effective January 2008, the Company adopted the provisions of this Guidance related to financial assets and liabilities, as well as other assets and liabilities carried at fair value on a recurring basis. These provisions were applied prospectively and did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company (see Note 8 for disclosures related this Guidance for financial assets and liabilities). Effective January 1, 2009, the Company adopted the provisions of this Guidance related to other nonfinancial assets and liabilities. The adoption of these provisions did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company and these provisions were applied prospectively for the fair value measurement of non-financial assets.

3. Acquisitions and Pending Acquisition

2009 Activity

During 2009, the Company completed three tuck-in acquisitions that by nature are complementary to the Company’s core businesses and from an accounting standpoint were not significant. The Company did not complete any acquisitions in 2008.

2007 Activity

On April 6, 2007, the Company acquired Pure Fishing, a leading global provider of fishing tackle marketed under well-known fishing brands including Abu-Garcia®, Berkley®, Gulp!®, Mitchell®, Stren® and Trilene®. The consideration consisted of $300 in cash, a $100 five-year subordinated note (the “Note”) with a 2% coupon and a warrant exercisable into approximately 2.2 million shares of Jarden common stock with an initial exercise price of $45.32 per share (subject to adjustment as provided therein). In addition to the upfront purchase price, the Company has paid $25 and accrued $25 of contingent purchase price payments that are based on the future financial performance of the acquired business. The accrued contingent purchase price payment is expected to be paid in 2010. The Company’s results of operations for 2007 include the results of Pure Fishing from April 6, 2007.

On August 8, 2007, the Company acquired all the outstanding shares of K2, a leading provider of branded consumer products in the global sports equipment market in exchange for consideration of $10.85 in cash per share of K2 common stock and 0.1118 of a share of Jarden common stock for each share of K2 common stock issued and outstanding. The total value of the transaction, including debt assumed, was approximately $1.2 billion. The aggregate consideration to the K2 shareholders was approximately $701 and was comprised of a cash payment of approximately $517 and the issuance of approximately 5.3 million common shares of the Company with a fair value of approximately $184. In connection with the K2 acquisition, the Company repaid certain of K2’s debt, including accrued interest and make-whole premiums for approximately $341. The Company’s results of operations for 2007 include the results of K2 from August 8, 2007.

Pending Acquisition

On December 16, 2009, we entered into a letter agreement (the “Offer Letter”) with Total S.A. (“Total”), pursuant to which we made an irrevocable and binding offer to enter into a Share Purchase Agreement (the “SPA”) with Total for the purchase of Total’s Mapa Spontex Baby Care and Home Care businesses (“Mapa Spontex”), through the acquisition of certain of Total’s subsidiaries (the “Acquired Companies”) for a Euro purchase price of €335 (approximately $500) in cash, less any indebtedness assumed, subject to certain adjustments (the “Acquisition”). Mapa Spontex is a global manufacturer and distributor of primarily baby care and home care products with leading market positions in Europe, Brazil and Argentina in the core categories it serves. Its baby care portfolio includes teats, soothers, feeding bottles and other infant accessories sold primarily under the NUK®, Tigex®, Lillo®, Fiona® and First Essentials® brands; and health care products, including condoms sold under the Billy Boy brand. Its home care portfolio includes sponges, rubber gloves and related cleaning products for retail, professional and industrial uses sold primarily under the Mapa® and Spontex® brands. Our obligation to enter into the SPA is subject to Total’s acceptance of our offer. Under French law, Total is not permitted to accept our offer or to enter into the binding SPA to sell the Acquired Companies until mandatory information and consultation procedures have been completed with certain workers’ representative bodies. The Acquisition is expected to expand the Company’s product offerings and distribution channels into new, attractive categories and further diversify revenue streams and increase the Company’s international presence. The Acquisition is consistent with the Company’s strategy of purchasing leading, niche consumer-oriented brands with attractive cash flows and strong management. The Mapa Spontex business is expected to be included in the Company’s Branded Consumables segment from the acquisition date. The transaction is expected to close early in the second quarter of 2010, subject to receipt of regulatory approvals, completion of required employee consultation procedures and other customary closing conditions. No assurances can be given that the Acquisition will be consummated or, if such Acquisition is consummated, as to the final terms of such Acquisition.

4. Inventories

Inventories are stated at the lower-of-cost-or-market with cost being determined principally by the first-in, first-out method (“FIFO”), and are comprised of the following at December 31, 2009 and 2008 (in millions):

	2009	2008
Raw materials and supplies	$190.5	$214.8
Work-in-process	64.6	54.5
Finished goods	719.0	911.1

Total inventories	$974.1	$1,180.4

5. Property, Plant and Equipment

Property, plant and equipment, net, is comprised of the following at December 31, 2009 and 2008 (in millions):

	2009	2008
Land	$37.6	$36.6
Buildings	226.5	208.7
Machinery and equipment	780.5	697.8

	1,044.6	943.1
Less: Accumulated depreciation	(538.9)	(436.2)

Total property, plant and equipment, net	$505.7	$506.9

Depreciation of property, plant and equipment for 2009, 2008 and 2007 was $113.6, $104.3 and $85.0, respectively.

6. Goodwill and Intangibles

Goodwill activity for 2009 and 2008 is as follows (in millions):

	Net Book Value at December 31, 2008	Additions	Purchase Accounting Adjustments	Impairment Charge	Foreign Exchange and Other Adjustments(1)	December 31, 2009
						Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Goodwill
Outdoor Solutions	$625.6	$11.7	$—	$—	$23.3	$679.1	$(18.5)	$660.6
Consumer Solutions	481.1	6.9	—	—	3.5	491.5	—	491.5
Branded Consumables	347.8	6.9	—	(12.8)	2.9	511.4	(166.6)	344.8
Process Solutions	21.6	—	—	—	(0.1)	21.5	—	21.5

	$1,476.1	$25.5	$—	$(12.8)	$29.6	$1,703.5	$(185.1)	$1,518.4

	Net Book Value at December 31, 2007	Additions	Purchase Accounting Adjustments(2)	Impairment Charge	Foreign Exchange and Other Adjustments	December 31, 2008
						Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Goodwill
Outdoor Solutions	$630.3	$—	$16.5	$(18.5)	$(2.7)	$644.1	$(18.5)	$625.6
Consumer Solutions	484.2	—	—	—	(3.1)	481.1	—	481.1
Branded Consumables	496.3	—	—	(153.8)	5.3	501.6	(153.8)	347.8
Process Solutions	—	0.6	21.1	—	(0.1)	21.6	—	21.6

	$1,610.8	$0.6	$37.6	$(172.3)	$(0.6)	$1,648.4	$(172.3)	$1,476.1

(1)	The goodwill adjustment in the Outdoor Solutions segment includes the accrual of a $25.0 earnout payment related to the 2007 acquisition of Pure Fishing.
(2)	Comprised primarily of purchase accounting adjustments based upon the final determination of the K2 purchase price allocation.

In the fourth quarter of 2009, the Company’s impairment test resulted in a non-cash charge of $12.8 to reflect impairment of goodwill in the Company’s Branded Consumables segment. The impairment charge was recorded within the Arts and Crafts business unit. The impairment was due to a decrease in the fair value of forecasted cash flows, reflecting the deterioration of revenues and margins in the business.

In the fourth quarter of 2008, the Company’s annual impairment test resulted in a non-cash charge of $172 to reflect impairment of goodwill in the Company’s Branded Consumables and Outdoor Solutions segments. In the Branded Consumables segment, the impairment charge was recorded within the Firelog, Lehigh and United States Playing Cards reporting units. In the Outdoor Solutions segment, the impairment charge was recorded within the Apparel and Footwear reporting unit. The impairment for these reporting units was due to a decrease in the fair value of forecasted cash flows, reflecting the continued deterioration of macroeconomic conditions, which accelerated and became apparent during the fourth quarter of 2008 (hereafter referred to as “continued deterioration of macroeconomic conditions”).

Intangibles activity for 2009 and 2008 is as follows (in millions):

	Gross Carrying Amount at December 31, 2008	Additions	Impairment Charge	Accumulated Amortization and Foreign Exchange	Net Book Value at December 31, 2009	Amortization Periods (years)
Intangibles
Patents	$5.6	$1.6	$—	$(1.1)	$6.1	12-30
Non-compete agreements	1.7	2.0		(2.7)	1.0	1-5
Manufacturing process and expertise	30.9	—	—	(22.4)	8.5	3-7
Brand names	1.9	1.3	—	(0.8)	2.4	4-10
Customer relationships and distributor channels	143.9	7.8	—	(23.7)	128.0	10-25
Trademarks and tradenames	787.2	3.9	(10.1)	(0.2)	780.8	indefinite

	$971.2	$16.6	$(10.1)	$(50.9)	$926.8

	Gross Carrying Amount at December 31, 2007	Additions	Purchase Accounting Adjustments(1)	Impairment Charge	Accumulated Amortization and Foreign Exchange	Net Book Value at December 31, 2008	Amortization Periods (years)
Intangibles
Patents	$0.1	$5.5	$—	$—	$(0.5)	$5.1	12-30
Non-compete agreements	1.7	—	—	—	(1.4)	0.3	3-5
Manufacturing process and expertise	32.0	0.1	(1.2)	—	(15.7)	15.2	3-7
Brand names	4.3	—	(2.4)	—	(0.4)	1.5	4-10
Customer relationships and distributor channels	146.2	—	(2.3)	—	(16.4)	127.5	10-25
Trademarks and tradenames	960.4	—	(62.3)	(110.9)	(0.2)	787.0	indefinite

	$1,144.7	$5.6	$(68.2)	$(110.9)	$(34.6)	$936.6

(1)	Comprised primarily of purchase accounting adjustments based upon the final determination of the K2 purchase price allocation.

In the fourth quarter of 2009 and 2008, the Company’s impairment test resulted in a non-cash charge of $10.1 and $111, respectively, to reflect impairment of intangible assets related to certain of the Company’s tradenames. The impairment charges were allocated to the Company’s reporting segments as follows (in millions):

	2009	2008
Impairment of intangibles
Outdoor Solutions	$0.8	$11.7
Consumer Solutions	—	76.3
Branded Consumables	9.3	22.9

	$10.1	$110.9

Impairments—2009

In the Outdoor Solutions segment, the impairment charge recorded relates primarily to certain tradenames within this segment’s snow sports business, primarily a result of the abandonment of a minor tradename. In the Branded Consumables segment, the impairment charge recorded relates to certain tradenames associated with this segment’s Firelog and Safety and Security businesses. The impairment within the Branded Consumables segment was due to a decrease in the fair value of forecasted cash flows, resulting from the deterioration of revenues and margins related to these tradenames.

Impairments—2008

In the Outdoor Solutions segment, the impairment charge recorded relates primarily to certain tradenames within this segment’s snow sports and paintball businesses. The impairment within the Outdoor Solutions segment was due to an overall decline in the paintball market, as well as a decrease in the fair value of forecasted cash flows, resulting from the impact that the continued deterioration of macroeconomic conditions has on such cash flows. In the Consumer Solutions segment, the impairment charge recorded relates to certain tradenames within this segment’s small kitchen and household appliance businesses. The impairment within the Consumer Solutions segment is primarily due to: the Company’s decision to strategically realign certain brand names; increased competition in certain markets; and the impact of the continued deterioration of macroeconomic conditions. In the Branded Consumables segment the impairment charge recorded relates to certain tradenames associated with this segment’s Firelog, Lehigh and United States Playing Cards businesses. The impairment within the Branded Consumables segment was due to a decrease in the fair value of forecasted cash flows, resulting from the impact that the continued deterioration of macroeconomic conditions has on such cash flows.

The estimated future amortization expense related to amortizable intangible assets at December 31, 2009 is as follows (in millions):

Years Ending December 31,	Amount
2010	$14.5
2011	11.3
2012	9.5
2013	8.7
2014	8.5
2015 and thereafter	93.3

Amortization of intangibles for 2009, 2008 and 2007 was $16.7, $16.0 and $11.4, respectively. At December 31, 2009, approximately $1.6 billion of the goodwill and other intangible assets recorded by the Company is not deductible for income tax purposes.

7. Other Current Liabilities

Other current liabilities are comprised of the following at December 31, 2009 and 2008 (in millions):

	2009	2008
Cooperative advertising, customer rebates and allowances	$81.9	$71.4
Warranty and product liability reserves	98.6	95.8
Accrued environmental and other litigation	15.1	15.7
Deferred consideration for acquisitions	37.6	10.9
Other	151.4	142.4

Total other current liabilities	$384.6	$336.2

8. Warranty Reserve

Warranty reserve activity for 2009 and 2008 is as follows (in millions):

	2009	2008
Warranty reserve at January 1,	$78.2	$88.8
Acquisitions and other adjustments	1.6	(2.4)
Provision for warranties issued	143.9	123.5
Warranty claims paid	(138.2)	(131.7)

Warranty reserve at December 31,	$85.5	$78.2

Allocation in the consolidated balance sheets:
Other current liabilities	$74.2	$68.1
Other non-current liabilities	11.3	10.1

	$85.5	$78.2

9. Debt

Debt is comprised of the following at December 31, 2009 and 2008 (in millions):

	2009	2008
Senior Credit Facility Term Loans	$1,320.7	$1,671.9
8% Senior Notes due 2016	292.7	—
7 1/2% Senior Subordinated Notes due 2017	650.0	650.0
Securitization Facility due 2010	250.0	250.0
Revolving Credit Facility	—	130.2
2% Subordinated Note due 2012	97.2	96.1
5% Convertible Debentures due 2010	—	3.0
Non-U.S. borrowings	42.8	59.0
Other	12.8	8.1

Total debt(1)	2,666.2	2,868.3
Less: current portion	(520.3)	(431.4)

Total long-term debt	$2,145.9	$2,436.9

(1)	At December 31, 2009 and 2008, the fair market value of total debt was approximately $2,675 and $2,620, respectively.

Senior and Subordinated Notes

In April 2009, the Company completed a registered public offering for $300 aggregate principal amount of 8% Senior Notes due 2016 (the “Senior Notes”) and received approximately $283 in net proceeds. These net proceeds were used to prepay approximately $283 of the outstanding principal on the Company’s term loans under its senior credit facility. Beginning in May 2013, the Company may redeem all or part of the Senior Notes at specified redemption prices ranging from 100% to 104% of the principal amount, plus accrued and unpaid interest to the date of redemption. The Senior Notes are subject to a number of restrictive and financial covenants that, in part, limit the use of proceeds and limit the ability of the Company to incur additional debt, create liens on assets, engage in mergers and consolidations, enter into transactions with affiliates, make certain investments, transfer or sell assets, pay dividends on or repurchase the Company’s common stock, prepay debt subordinate to the Senior Notes or dispose of assets.

In February 2007, the Company completed a registered public offering for $650 aggregate principal amount of 7 1/2% Senior Subordinated Notes due 2017 (the “Senior Subordinated Notes”) and received approximately

$637 in net proceeds. Of these proceeds, approximately $195 was used to purchase the entire principal amount outstanding of the Company’s then outstanding 9 3/4% senior subordinated notes due 2012. As a result, during 2007 the Company recorded a $15.3 loss on the extinguishment debt. The Senior Subordinated Notes are subject to similar restrictive and financial covenants as the Senior Notes.

The Note issued in connection with the Pure Fishing acquisition (see Note 3) bears annual interest at 2.0% and is payable monthly. The Note is not prepayable at the Company’s option. The holder of the Note has the option to require redemption of the Note if the closing price of Jarden’s common stock exceeds $45.32 (subject to adjustment as provided therein) per share for a period of three consecutive trading days.

Senior Credit Facility

At December 31, 2009, the senior credit facility (the “Facility”) consists of term loans, with payments due through 2015 and bear interest based on three-month LIBOR plus an applicable margin and a revolving credit facility which matures in 2012 and bears interest at LIBOR or Prime Rate, plus an applicable margin. At December 31, 2009, the annual commitment fee on unused balances was 0.375%. The weighted average interest rate on the Facility was 2.8% at December 31, 2009.

In August 2009, the Company completed an extension of the revolving credit portion (the “Revolving Facility”) of the Facility, which was allowed for under an April 2009 amendment, to extend the maturity date of the Revolving Facility in an aggregate amount of $100 to January 2012. Additionally, the then existing $185 of availability maturing in January 2010 was reduced to $1.0. Following this amendment, the gross available amount under the Revolving Facility is $101.

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

Securitization Facility

The Company maintains a $250 receivables purchase agreement (the “Securitization Facility”), which is subject to annual renewal by both parties, bears interest at a margin over the commercial paper rate. Under the Securitization Facility, substantially all of the Company’s Outdoor Solutions, Consumer Solutions and Branded Consumables domestic accounts receivable are sold to a special purpose entity, Jarden Receivables, LLC (“JRLLC”), which is a wholly-owned consolidated subsidiary of the Company. JRLLC funds these purchases with borrowings under a loan agreement, secured by the accounts receivable. There is no recourse to the Company for the unpaid portion of any loans under this loan agreement. To the extent there is availability, the Securitization Facility will be drawn upon and repaid as needed to fund general corporate purposes. At December 31, 2009, the Securitization Facility had outstanding borrowings totaling $250. In July 2009, the Company entered into an amendment to the Securitization Facility that extended it for another year until July 1, 2010. Following the renewal, the borrowing rate margin is 2.25% and the unused line fee is 1.125% per annum. The Securitization Facility is reflected as a short-term borrowing on the Company’s balance sheet because of its annual term.

Non-U.S. Borrowings

As of December 31, 2009 and 2008, non-U.S. borrowings consisted of the foreign senior debt (the “Foreign Debt”) of $25.5 and $26.9, respectively; and amounts borrowed under various foreign credit lines and facilities totaling $17.3 and $32.1, respectively. Certain of these foreign credit lines are secured by certain non-U.S. subsidiaries’ inventory and/or accounts receivable.

Debt Covenants

The Facility and the Foreign Debt contain certain restrictions on the conduct of the Company’s business, including, among other restrictions: incurring debt; disposing of certain assets; making investments; exceeding certain agreed upon capital expenditures; creating or suffering liens; completing certain mergers, consolidations and sales of assets and with permitted exceptions; acquisitions; declaring dividends; redeeming or prepaying other debt; and certain transactions with affiliates. The Facility and the Foreign Debt also include financial covenants that require the Company to maintain certain leverage and interest coverage ratios.

The Facility and the Foreign Debt also contain a covenant that restricts the Company and its subsidiaries from making certain “restricted payments” (any dividend or other distribution, whether in cash, securities or other property, with respect to any stock or stock equivalents of the Company or any subsidiary), except that:

•	the Company may declare and make dividend payments or other distributions payable in common stock;

•	the Company may repurchase shares of its own stock (provided certain financial and other conditions are met); and

•	the Company may make restricted payments during any fiscal year not otherwise permitted, provided that certain applicable thresholds are met.

Each of the Facility, the Foreign Debt and the indentures related to the Senior Notes and the Senior Subordinated Notes (the “Indentures”) contain cross-default provisions pursuant to which a default in respect to certain of the Company’s other indebtedness could trigger a default by the Company under the Facility, the Foreign Debt and the Indentures. If the Company defaults under the covenants (including the cross-default provisions), the Company’s lenders could foreclose on their security interest in the Company’s assets, which may have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

The Company’s obligations under the Facility, the Senior Subordinated Notes and the Senior Notes are guaranteed, on a joint and several basis, by certain of its domestic subsidiaries, all of which are directly or indirectly 100% owned by the Company (see Note 19). The obligations under the Foreign Debt are guaranteed by the Company and certain of its foreign subsidiaries which are directly or indirectly 100% owned by the Company.

The Company’s debt maturities for the five years following December 31, 2009 and thereafter are as follows (in millions):

Years Ending December 31,	Amount
2010	$520.3
2011	387.4
2012	233.7
2013	8.1
2014	430.2
Thereafter	1,096.5

Total principal payments	2,676.2
Net discount and other	(10.0)

Total	$2,666.2

At December 31, 2009 and 2008, unamortized deferred debt issue costs were $33.8 and $27.4, respectively. These costs are included in “Other assets” on the consolidated balance sheets and are being amortized over the respective terms of the underlying debt.

Subsequent Event

On January 20, 2010, the Company completed a registered public offering for $492 aggregate principal amount of 7 1/2% senior subordinated notes due 2020 and received approximately $476 in net proceeds. The offering consists of two tranches: a U.S. dollar tranche with aggregate principal amount of $275 and a Euro tranche with aggregate principal amount of €150 or approximately $217. The Company used the net proceeds to repay $250 of the Facility term loans, with the balance to be used for general corporate purposes. Beginning in January 2015, the Company may redeem all or part of the senior subordinated notes due 2020 at specified redemption prices ranging from 100% to 103.75% of the principal amount, plus accrued and unpaid interest to the date of redemption. These notes are subject to similar restrictive and financial covenants as the Senior Notes and the Senior Subordinated Notes.

10. Derivative Financial Instruments

From time to time, the Company enters into derivative transactions to hedge its exposures to interest rate, foreign currency rate and commodity price fluctuations. The Company does not enter into derivative transactions for trading purposes.

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

Fair Values Hedges

At December 31, 2009, the Company had $350 of notional amount outstanding in swap agreements that exchange a fixed rate of interest for a variable interest rate (LIBOR) plus an approximate 395 basis point spread. These floating rate swaps, which mature in 2017, are not designated as effective hedges for accounting purposes and the fair market value gains or losses are included in the results of operations and are classified in selling, general and administrative expenses (“SG&A”).

In January 2010, the Company entered into an aggregate $275 notional amount of interest rate swaps that exchange a fixed rate of interest for a variable interest rate (LIBOR) plus an approximate 357 basis point spread. These floating rate swaps, which mature in 2017, are not designated as effective hedges for accounting purposes and the fair market value gains or losses will be included in the results of operations and classified in SG&A.

Cash Flow Hedges

At December 31, 2009, the Company had $650 of notional amount outstanding in swap agreements that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through December 2011. At December 31, 2009, the weighted average fixed rate of interest on these swaps was 3.3%. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (loss) (“AOCI”). There was no ineffectiveness recognized at December 31, 2009 or 2008.

At December 31, 2009, the Company had outstanding a $40 notional amount swap agreement that exchanges a variable interest rate (LIBOR) for fixed rate of interest of 4.79% over the term of the agreement that is not designated as an effective hedge for accounting purposes and the fair market value gains or losses are included in the results of operations and are classified in SG&A.

At December 31, 2009, unamortized deferred gains resulting from the termination of certain cash flow hedges was approximately $1.9. These deferred gains are being amortized over the remaining life of the terminated swaps as a credit to interest expense. All these deferred gains are expected to be amortized to interest expense in 2010.

The interest rate differential received or paid on both the cash flow and fair value hedges is recognized as an adjustment to interest expense.

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain U.S. dollar-based debt of foreign subsidiaries. At December 31, 2009, the Company had a $22.6 notional amount cross-currency swap outstanding that exchanges Canadian dollars for U.S. dollars. This swap exchanges the variable interest rate bases of the U.S. dollar balance (3-month U.S. LIBOR plus a spread of 175 basis points) and the equivalent Canadian dollar balance (3-month CAD BA plus a spread of 192 basis points). This swap is designated as fair value hedge on a U.S. dollar-based term loan of a Canadian subsidiary. Changes in the fair market value of this cross-currency swap are recorded as an offset to the corresponding long-term debt.

Forward Foreign Currency Contracts

The Company uses foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through December 2011. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of income as the underlying hedged item. At December 31, 2009, the Company had approximately $336 notional amount of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases and sales. For 2009, 2008 and 2007, deferred net (losses) / gains of $20.1, ($7.1) and ($3.2), respectively, were reclassified from AOCI and recognized in earnings. At December 31, 2009, the deferred net losses of $9.2 within AOCI are primarily expected to be reclassified to earnings for the year ending December 31, 2010.

At December 31, 2009, the Company had outstanding approximately $49 notional amount of foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through August 2011. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

In January 2010, the Company entered into foreign currency contracts to purchase €125 as a hedge against the Euro purchase price of the Acquisition (see Note 3). These foreign currency contracts, which mature on April 1, 2010, are not designated as effective hedges for accounting purposes and the fair market value gains or losses will be included in the results of operations.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the impact that the rising price of these commodities has on the cost of certain of the Company’s raw materials. These derivatives provide the Company with maximum cost certainty, and in certain instances allow the Company to benefit should the cost of the commodity fall below certain dollar levels. At December 31, 2009, the Company had outstanding approximately $13 notional amount of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through September 2010. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

The following table presents the fair value of derivative financial instruments as of December 31, 2009 (in millions):

	December 31, 2009		Weighed Average Maturity (years)
	Fair Value of Derivatives
	Asset(1)	Liability(1)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$—	$15.2	1.3
Foreign currency contracts	3.7	10.4	0.6
Fair value hedges:
Cross-currency swaps	—	2.8	2.1

Subtotal	3.7	28.4

Derivatives not designated as effective hedges:
Interest rate swaps – cash flow hedges	—	0.9	0.5
Interest rate swaps – fair value hedges	—	15.5	7.3
Foreign currency contracts	0.8	1.0	0.3
Commodity contracts	1.3	—	0.4

Subtotal	2.1	17.4

Total	$5.8	$45.8

(1)	Consolidated balance sheet location:

Asset:	Other non-current assets
Liability:	Other non-current liabilities

The following table presents gain and loss activity (on a pretax basis) for 2009 related to derivative financial instruments designated as effective hedges (in millions):

	2009
	Gain/(Loss) Recognized in OCI(a)	Gain/(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income(b)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$14.1	$4.8	$—
Foreign currency contracts	(10.1)	20.1	(7.6)

Total	$4.0	$24.9	$(7.6)

Location of gain/(loss) in the consolidated statement of income:
Net sales		$0.2	$—
Cost of sales		19.9	—
SG&A		—	(7.6)
Interest expense		4.8	—

Total		$24.9	$(7.6)

(a)	Represents effective portion recognized in Other Comprehensive Income (“OCI”)
(b)	Represents portion excluded from effectiveness testing

The following table presents gain and loss activity (on a pretax basis) for 2009 related to derivative financial instruments not designated as effective hedges (in millions):

Gain/(Loss) Recognized in Income(a)
2009
Derivatives not designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$1.2
Foreign currency contracts	0.1
Commodity contracts	7.6

Subtotal	8.9

Fair value hedges:
Interest rate swaps	(10.5)

Total	$(1.6)

(a)	Classified in SG&A

11. Commitments and Contingencies

Operating Leases

The Company conducts its operations in various leased facilities under leases that are classified as operating leases for financial statement purposes. Certain leases provide for payment of real estate taxes, common area maintenance, insurance and certain other expenses. Lease terms may have escalating rent provisions and rent holidays which are expensed on a straight-line basis over the term of the lease, and expire at various dates through 2025. Also, certain equipment used in Company operations is leased under operating leases.

Operating lease commitments at December 31, 2009 are as follows (in millions):

Years Ending December 31,	Amount
2010	$55.1
2011	46.9
2012	39.7
2013	35.3
2014	29.3
Thereafter	88.2

Total	$294.5

The fixed operating lease commitments detailed above assume that the Company continues the leases through their initial lease terms. Rent expense, including equipment rentals, was $88.0, $82.9 and $72.0 for 2009, 2008 and 2007, respectively.

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

Due to the uncertainty described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of December 31, 2009.

The Company believes that the costs of completing environmental remediation of all sites for which the Company has a remediation responsibility have been adequately reserved and that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Litigation

The Company and/or its subsidiaries are involved in various lawsuits arising from time to time that the Company considers ordinary routine litigation incidental to its business. Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees for defending such actions. The costs are accrued when it is both probable that a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company’s assessment, after consultation with counsel (if deemed appropriate), of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs and other significant factors that vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. The Company believes that anticipated probable costs of litigation matters have been adequately reserved to the extent determinable. Based on current information, the Company believes that the ultimate conclusion of the various pending litigation of the Company, in the aggregate, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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

Based on current information, the Company believes that the ultimate conclusion of the various pending product liability claims and lawsuits of the Company, in the aggregate, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

12. Taxes on Income

The components of the provision for income taxes attributable to continuing operations were as follows (in millions):

	Years Ended December 31,
	2009	2008	2007
Current income tax expense:
U.S. federal	$(7.9)	$0.5	$5.6
Foreign	55.4	62.1	49.2
State and local	2.0	0.2	1.1

Total	49.5	62.8	55.9

Deferred income tax expense (benefit):
U.S. federal	54.1	(19.9)	(11.2)
State, local and other, net of federal tax benefit	8.3	(3.9)	(2.9)
Foreign	(1.2)	(12.7)	(3.3)

Total	61.2	(36.5)	(17.4)

Total income tax provision	$110.7	$26.3	$38.5

The difference between the federal statutory income tax rate and the Company’s reported income tax rate as a percentage of income (loss) from operations is reconciled as follows:

	Years Ended December 31,
	2009	2008	2007
Federal statutory tax rate	35.0%	(35.0)%	35.0%
Increase (decrease) in rates resulting from:
State and local taxes, net	0.4	(24.3)	(4.6)
Foreign rate differences	(2.3)	(26.0)	(6.8)
Non-deductible compensation	3.3	12.3	6.6
Foreign earnings not permanently reinvested	10.7	43.2	18.0
Tax settlements and related adjustments	(3.6)	1.0	7.0
Goodwill impairment	—	102.7	—
Valuation allowance	1.4	7.7	—
Venezuela inflationary adjustment and tax exempt income	(5.4)	(4.1)	—
Foreign dividends	7.7	—	—
Other	(1.0)	3.2	2.5

Reported income tax rate	46.2%	80.7%	57.7%

Foreign pre-tax income was approximately $218 million, $165 million, and $144 million for 2009, 2008, and 2007, respectively.

Deferred tax assets (liabilities) are comprised of the following (in millions):

	As of December 31,
	2009	2008
Intangibles	$(298.8)	$(296.8)
Goodwill	(78.2)	(68.5)
Financial reporting amount of a subsidiary in excess of tax basis	(72.5)	(72.5)
Foreign earnings not permanently reinvested	(40.5)	(16.8)
Property and equipment	(5.9)	(3.2)
Other	(22.7)	(26.6)

Gross deferred tax liabilities	(518.6)	(484.4)

Net operating loss	122.3	150.0
Accounts receivable allowances	13.8	14.4
Inventory valuation	40.4	44.2
Pension and postretirement	37.9	51.4
Stock-based compensation	16.9	14.7
Other compensation and benefits	13.6	14.8
Operating reserves	74.4	75.9
Other	83.7	61.5

Gross deferred tax assets	403.0	426.9

Valuation allowance	(32.1)	(28.0)

Net deferred tax liability	$(147.7)	(85.5)

The Company continually reviews the adequacy of the valuation allowance. A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that a deferred tax asset will not be realized. This assessment is based on an evaluation of the level of historical taxable income and projections for future taxable income. During 2009, the Company’s valuation allowance was increased by $4.1 due to the inability to benefit from $3.4 of certain state and foreign losses.

At December 31, 2009, the Company had net operating losses (“NOLs”) of approximately $1.1 billion for domestic tax purposes. Of this amount, approximately $1 billion were acquired through acquisitions, of which approximately $849 are not reflected in the consolidated financial statements. Additionally, approximately $1.0 billion of these domestic NOLs are subject to varying limitations on their use under Section 382 of the Internal Revenue Code of 1986, as amended.

The Company has also accumulated or acquired through acquisitions approximately $108 of foreign NOLs. Of the total foreign NOLs, $0.1 will expire in 2010. Approximately $108 of the foreign NOLs will expire in years subsequent to 2010, and approximately $86 have an unlimited life.

The Company and/or its subsidiaries are subject to federal, state and foreign income tax audits. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations.

Generally, the Company intends to indefinitely reinvest undistributed earnings of certain of its foreign subsidiaries outside the United States. As a result the Company has not provided for U.S. income taxes on undistributed foreign earnings of approximately $704 at December 31, 2009. The Company intends to permanently reinvest these earnings in the future growth of its foreign businesses. Determination of the amount of unrecognized deferred U.S. income liability is not practicable because of the complexities associated with its hypothetical calculation. In 2009 and 2008, the Company recorded a deferred tax charge of $23.7 and $7.9, respectively, related to profits that were deemed not to be permanently reinvested outside of the United States.

The following table sets forth the details and the activity related to unrecognized tax benefit of and for the years ended December 31, 2009 and 2008 (in millions):

	2009	2008
Unrecognized tax benefits, January 1,	$73.0	$96.7
Increases (decreases):
Acquisitions	—	(22.6)
Tax positions taken during the current period	2.0	2.7
Tax positions taken during a prior period	(19.1)	(0.6)
Settlements with taxing authorities	(2.4)	(2.8)
Other	(2.0)	(0.4)

Unrecognized tax benefits, December 31,	$51.5	$73.0

During 2009, the change in the unrecognized tax benefits primarily relates to the expiration of certain statutes of limitations, the redetermination of required reserves and tax settlements made during the year. The decrease in unrecognized tax benefits related to expiring statutes totaled $7.1. Also during 2009, the Company paid $2.4 to settle certain tax audits for foreign subsidiaries in their local jurisdictions. During 2008, the change in the unrecognized tax benefits primarily relates to the adjustment of acquired unrecognized tax benefits and the settlement of the Company’s 2003 and 2004 domestic audits. The amount of gross unrecognized tax benefits recorded at the date of acquisition of K2 and Pure Fishing were approximately $7.1 and $4.4, respectively. At December 31, 2009, the amount of gross unrecognized tax benefits that, if recognized, would affect the reported tax rate is $51.5. The Company has no indemnification for any of the gross unrecognized tax benefit from the sellers of acquired companies.

The Company conducts business globally and, as a result, the Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state, local, and foreign jurisdictions. In the normal course of business, the Company or its subsidiaries are subject to examination by tax authorities throughout the world, including such major jurisdictions as Canada, France, Germany, Hong Kong, Japan, Mexico, Venezuela, the United Kingdom, and the United States. As of December 31, 2009, the Company remains subject to examination by federal tax authorities for certain tax years and is currently under examination for the income tax filings in various state and foreign jurisdictions.

At December 31, 2009, the Company believes it has no material tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits may significantly change within twelve months.

The Company classifies all interest expense and penalties on uncertain tax positions as income tax expense, which is consistent with the classification in prior years. As of December 31, 2009, and 2008, the liability for tax-related interest expense was $2.8 and $8.6, respectively. Additionally, the 2009 and 2008 provision for income taxes includes tax-related interest income (expense) of $1.0 and ($0.5), respectively.

13. Stockholders’ Equity and Share-Based Awards

The Company maintains the 2009 Stock Incentive Plan and the Amended and Restated 2003 Stock Incentive Plan, as amended, which allows for grants of stock options, restricted stock and short-term cash awards. There were approximately 6.2 million share-based awards collectively available for grant under these stock plans at December 31, 2009.

Stock Options

A summary of the Company’s stock option activity in 2009, 2008 and 2007 is as follows (shares in thousands):

	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	3,765.0	$17.09	3,431.2	$16.88	4,101.2	$17.38
Granted	549.8	20.27	871.5	20.88	—	—
Exercised	(951.9)	9.31	(186.8)	11.29	(457.4)	18.39
Cancelled	(229.1)	24.79	(350.9)	27.5	(212.6)	23.41

Options outstanding, end of year	3,133.8	$19.45	3,765.0	$17.09	3,431.2	$16.88

Options exercisable, end of year	2,088.0	$18.90	2,774.8	$15.31	2,484.4	$12.07

Other stock option data:
Weighted average per share grant date fair value of grants during the year		$9.91		$7.44		$—

Significant option grants outstanding at December 31, 2009 and related weighted average price and remaining life information is as follows (shares in thousands):

Exercise Price	Options outstanding			Options exercisable
	Number outstanding	Weighted average exercise price	Weighted average remaining life (years)	Number exercisable	Weighted average exercise price
$ 2.43 – $ 8.19	42.9	$4.38	1.96	42.9	$4.38
$ 8.60 – $13.14	933.9	9.96	2.90	921.9	9.94
$14.30 – $21.40	1,365.0	20.66	5.85	335.8	20.75
$21.90 – $28.57	154.1	23.95	4.28	149.6	23.88
$29.46 – $37.99	637.9	30.68	2.35	637.8	30.68

	3,133.8	$19.45	4.14	2,088.0	$18.90

The Company does not use cash to settle any of its options or restricted share awards and when available issues shares from its treasury stock instead of issuing new shares. The total intrinsic value of options exercised for 2009, 2008 and 2007, based upon the market price upon exercise, was approximately $18.6, $2.1, and $9.9, respectively. The common stock options granted during 2009 and 2008, vest ratably over the explicit service period.

The weighted average assumptions used to determine the fair value of options granted is as follows:

	2009	2008	2007
Expected volatility	58.3%	37.7%	—
Risk-free interest rates	2.3%	3.2%	—
Expected life (in years)	4.5	4.5	—

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

A summary of the Company’s restricted share activity for 2009, 2008 and 2007 is as follows (shares in thousands):

	Shares	Weighted average fair value
Outstanding as of December 31, 2006	2,800.1	$30.60
Granted	2,057.7	34.94
Released	(2,470.6)	31.05
Cancelled	(338.5)	31.84

Outstanding as of December 31, 2007	2,048.7	33.98
Granted	277.4	19.51
Released	(581.4)	30.18
Cancelled	(286.0)	31.13

Outstanding as of December 31, 2008	1,458.7	33.30
Granted	1,654.3	21.83
Released	(1,219.9)	24.63
Cancelled	(129.5)	31.13

Outstanding as of December 31, 2009	1,763.6	$28.70

For those restricted awards with common stock price thresholds, the weighted average grant date fair values of these awards were $10.99, $17.30 and $37.34 for the years ended December 31, 2009, 2008 and 2007, respectively, based on the following assumptions:

	2009	2008	2007
Expected volatility	50.4%	37.0%	36.4%
Risk-free interest rates	1.4%	3.3%	4.6%
Derived service periods (in years)	0.2	2.4	0.6

For all other restricted share awards, the weighted average grant date fair values $24.08, $19.6 and $33.47 for the years ended December 31, 2009, 2008 and 2007, respectively.

In 2009, the Company granted a total of approximately 1.7 million restricted share awards. As part of these awards, in January 2009, the Board approved the granting of 0.3 million restricted shares of the Company’s common stock to certain executive officers of the Company. The grant date fair value of these awards was $10.99 per share with an aggregate fair value of $3.1 for the grant and a vesting price of $12.88 per share. Additionally, in December 2009, the Board granted 0.6 million restricted share awards to certain executive officers of the Company. These awards, which vested immediately, are subject to certain sales restrictions and had a grant date fair value of $28.53 per share for an aggregate fair value of $17.1. The remaining 0.8 million restricted share awards had an aggregate fair value of $15.9 and vest if the Company achieves certain earnings performance targets over a 3 year period.

In 2008, the majority of the restricted shares granted were primarily performance based awards which vest upon achievement of certain internal performance measures and fulfillment of the explicit service periods.

In 2007, the Company granted a total of approximately 2.1 million restricted awards. As part of these awards, in May 2007, the Board approved the granting of an aggregate of 0.4 million restricted shares of the Company’s common stock to certain executive officers of the Company. The grant date fair value of these restricted share awards was $39.93 per share with an aggregate fair value of $14.6 for the grant and a vesting stock price of $48.70 per share. In November 2007, the Company accelerated the vesting of these and other restricted share awards for certain employees who in exchange forfeited the right to certain termination benefits. Additionally, the affected employees are restricted from selling a portion of the shares through 2012, subject to certain exceptions. As a result, the Company recorded a charge of $22.8 and the number common shares outstanding increased by approximately 0.8 million shares. The other restricted awards granted by the Company during 2007 vest primarily by achieving certain performance measures or common stock price thresholds in addition to rendering explicit service requirements. Approximately 0.4 million awards were granted with common stock thresholds and the weighted average grant date fair value was $35.06 per share with an aggregate fair value of $14.5. Approximately 1.3 million awards were granted with performance measures and the weighted average grant date fair value of these awards was $33.47 per share with an aggregate fair value of $42.8.

As of December 31, 2009, there was $24.1 of unrecognized compensation cost related to non-vested share-based awards. Those costs are expected to be recognized through 2012 over a weighted-average period of approximately 13 months.

During January 2010, the Board authorized the grant of 1.4 million restricted share awards to certain executive officers. These awards have a 5 year legal life and their restrictions lapse if and when the Company achieves certain earnings per share targets. The aggregate fair market value of the awards was approximately $42.8 million based on a grant date fair value of $32.00 per share.

Stockholders’ Equity

In September 2009, the Company announced that the Board had decided to initiate a quarterly cash dividend of $0.075 per share of the Company’s common stock. The Company expects that the quarterly dividends going forward will be paid during the last week of October, January, April and July, and anticipates a total annual dividend of $0.30 per share of common stock. However, the actual declaration of any future cash dividends, and the establishment of record and payment dates, will be subject to final determination by the Board each quarter after its review of the Company’s financial performance. Cash dividends paid to stockholders in 2009 totaled $6.7. On December 16, 2009, the Board declared quarterly cash dividend of $0.075 per share of the Company’s common stock or approximately $6.7 paid on January 29, 2010 to stockholders of record as of the close of business on January 4, 2010.

In April 2009, the Company completed an equity offering of 12 million newly-issued shares of common stock at $17.50 per share. The net proceeds to the Company, after the payment of underwriting discounts and other expenses of the offering, was approximately $203 million.

In November 2008, the Board declared a dividend of one preferred share purchase right (a “Right”) in connection with its adoption of a Rights Agreement dated as of November 19, 2008 (the “Plan”), for each outstanding share of common stock of the Company on December 1, 2008 (the “Record Date”). Each share of common stock issued after the Record Date will be issued with an attached Right. The Rights had an original expiration date of November 19, 2011. In April 2009, the Board approved the early termination of the Plan effective November 18, 2009.

In November 2007, the Board authorized a new stock repurchase program that would allow the Company to repurchase up to $100 of its common stock. The Company repurchased approximately 1.5 million and 1.1 million shares of its common stock in 2008 and 2007, respectively, under this plan at an average price per share of $15.12 and $26.58, respectively. There were no shares repurchased under this plan in 2009.

In August 2007, in connection with the K2 acquisition, the Company issued approximately 5.3 million shares of common stock (see Note 3).

The common stock warrant (the “Warrant”) issued in connection with the Pure Fishing acquisition (see Note 3) grants the holder the right to at any time after one year from the date of issue to purchase approximately 2.2 million shares of Jarden common stock at an initial exercise price of $45.32 per share (subject to adjustment as provided therein). The Warrant, which has an initial fair value of approximately $13, must be exercised in full and expires on March 31, 2012. The Company has the option to require the holder to exercise the Warrant if at any time after one year from the date of issuance if the closing price of Jarden’s common stock exceeds $50.99 per share (subject to equitable adjustment for certain transactions) for a period of three consecutive trading days. If the holder of the Note, also issued in connection with the Pure Fishing acquisition (see Note 3) causes Jarden to redeem the Note, then the threshold price for the right of mandatory exercise of the Warrant will be reduced from the aforementioned $50.99 per share to $45.32 per share.

14. Earnings Per Share Calculation

A computation of the weighted average shares outstanding is as follows (in millions):

	Years Ended December 31,
	2009	2008	2007
Weighted average shares outstanding:
Basic	84.1	75.2	71.9
Dilutive share-based awards(1)	0.7	—	1.4

Diluted	84.8	75.2	73.3

(1)	For 2008, excludes 1.1 million potentially dilutive share-based awards as their effect would be anti-dilutive.

Stock options and warrants to purchase approximately 2.9 million, 3.1 million and 3.1 million shares of the Company’s common stock at December 31, 2009, 2008 and 2007 had exercise prices that exceeded the average market price of the Company’s common stock for the three months ended December 31, 2009, 2008 and 2007, respectively. As such, these share-based awards did not affect the computation of diluted earnings per share.

15. Employee Benefit Plans

The Company maintains defined benefit pension plans for certain of its employees and provides certain postretirement medical and life insurance benefits for a portion of its employees. At December 31, 2009, substantially all the domestic pension and postretirement plans are frozen to new entrants and to future benefit accruals. Benefit obligations are calculated using generally accepted actuarial methods. Actuarial gains and losses are amortized using the corridor method over the average remaining service life of its active employees. The pension and postretirement benefit obligations are measured as of December 31 for 2009 and 2008.

Net Periodic Expense

The components of net periodic pension and postretirement benefit expense for 2009, 2008 and 2007 are as follows (in millions):

	Pension Benefits
	2009			2008			2007
	Domestic	Foreign	Total	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$0.2	$0.9	$1.1	$0.2	$1.0	$1.2	$0.4	$0.8	$1.2
Interest cost	18.4	1.8	20.2	18.3	1.9	20.2	15.9	1.2	17.1
Expected return on plan assets	(12.5)	(0.9)	(13.4)	(18.5)	(1.2)	(19.7)	(14.7)	(0.8)	(15.5)
Amortization:
Prior service cost	—	—	—	—	—	—	0.1	—	0.1
Net actuarial loss	4.8	—	4.8	—	—	—	0.2	—	0.2

Net periodic cost	10.9	1.8	12.7	—	1.7	1.7	1.9	1.2	3.1
Curtailments and settlements	0.5	0.1	0.6	0.3	(0.1)	0.2	0.9	—	0.9

Total expense	$11.4	$1.9	$13.3	$0.3	$1.6	$1.9	$2.8	$1.2	$4.0

Assumptions
Weighted average assumption used to calculate net periodic cost:
Discount rate	6.19%	5.57%	6.13%	6.21%	5.37%	6.12%	5.88%	4.95%	5.80%
Expected return on plan assets	8.18%	5.19%	7.94%	8.14%	5.72%	7.94%	8.11%	5.94%	8.00%
Rate of compensation increase	—	2.95%	4.07%	—	4.07%	4.07%	—	3.80%	3.80%

	Postretirement Benefits
	2009	2008	2007
Service cost	$0.1	$0.2	$0.4
Interest cost	0.5	1.1	1.2
Amortization:
Prior service benefit	(0.8)	(0.8)	(0.3)
Net actuarial (gain)/loss	(0.1)	(0.5)	(0.4)

Net periodic cost (credit)	(0.3)	—	0.9
Curtailments and settlements	—	(16.2)	—

Total expense (credit)	$(0.3)	$(16.2)	$0.9

Assumptions
Weighted average assumption used to calculate net periodic cost:
Discount rate	6.25%	6.25%	5.85%
Rate of compensation increase	—	3.0%	3.0%

The amount of AOCI expected to be recognized in net periodic benefit cost for the year ending December 31, 2010 is as follows (in millions):

	Pension Benefits			Postretirement
	Domestic	Foreign	Total
Prior service cost	$—	$—	$—	$0.8
Net actuarial loss (gain)	(3.4)	—	(3.4)	0.1

	$(3.4)	$—	$(3.4)	$0.9

Funded Status

The following provides a reconciliation of the benefit obligation, plan assets and the funded status of the pension and postretirement plans as of December 31, 2009 and 2008 (in millions):

	Pension Benefits						Postretirement Benefits
	2009			2008			2009	2008
	Domestic	Foreign	Total	Domestic	Foreign	Total
Change in benefit obligation:
Benefit obligation at beginning of year	$308.1	$32.2	$340.3	$307.6	$37.4	$345.0	$8.4	$18.7
Service cost	0.2	0.9	1.1	0.2	1.0	1.2	0.1	0.2
Interest cost	18.4	1.8	20.2	18.3	1.9	20.2	0.5	1.1
Curtailments and settlements	(1.2)	(0.2)	(1.4)	(0.7)	(1.6)	(2.3)	—	—
Amendments	—	—	—	—	—	—	—	(8.8)
Actuarial loss (gain)	12.7	0.4	13.1	5.7	(1.3)	4.4	—	(2.6)
Participant contributions	—	—	—	—	0.1	0.1	0.5	0.7
Benefits paid	(21.8)	(1.8)	(23.6)	(26.9)	(2.3)	(29.2)	(1.3)	(1.3)
Adjustment to initially apply the measurement date provisions of Guidance for benefit obligations (see Note 2)	—	—	—	3.9	0.4	4.3	—	0.3
Foreign currency translation and other	—	1.8	1.8	—	(3.4)	(3.4)	—	0.1

Benefit obligation at end of year(1)	316.4	35.1	351.5	308.1	32.2	340.3	8.2	8.4

Change in plan assets:
Fair value of plan assets at beginning of year	$186.4	$17.2	$203.6	$259.7	$22.8	$282.5	$—	$—
Actual return on plan assets	33.4	1.7	35.1	(61.9)	(1.1)	(63.0)	—	—
Company contributions	7.5	1.7	9.2	16.2	2.1	18.3	0.8	0.6
Settlements	(1.2)	(0.2)	(1.4)	(0.7)	(1.0)	(1.7)	—	—
Participant contributions	—	—	—	—	0.1	0.1	0.5	0.7
Benefits paid	(21.8)	(1.8)	(23.6)	(26.9)	(2.3)	(29.2)	(1.3)	(1.3)
Foreign currency translation and other	—	1.6	1.6	—	(3.4)	(3.4)	—	—

Fair value of plan assets at end of year	204.3	20.2	224.5	186.4	17.2	203.6	—	—

Net (liability) recognized in the consolidated balance sheet	$(112.1)	$(14.9)	$(127.0)	$(121.7)	$(15.0)	$(136.7)	$(8.2)	$(8.4)

Assumptions
Weighted average assumption used to calculate benefit obligation:
Discount rate	5.79%	5.20%	5.73%	6.19%	5.57%	6.13%	5.85%	6.25%
Rate of compensation increase	—%	3.32%	3.32%	—	2.95%	2.95%	—	3.00%
Healthcare cost trend rate:
Current:
Pre-Age 65	—	—	—	—	—	—	7.00%	7.25%
Post-Age 65	—	—	—	—	—	—	7.40%	7.75%
Ultimate	—	—	—	—	—	—	4.50%	4.50%

(1)	The accumulated benefit obligation for all defined benefit pension plans was $349.4 and $338.5 at December 31, 2009 and 2008, respectively.

Amounts recognized in the Company’s consolidated balance sheets consist of (in millions):

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Other assets	$1.2	$0.6	$—	$—
Accrued benefit cost	(128.2)	(137.3)	(8.2)	(8.4)

Net amount recognized	$(127.0)	$(136.7)	$(8.2)	$(8.4)

Summary of under-funded or non-funded pension benefit plans with projected benefit obligation in excess of plan assets as of December 31, 2009 and 2008 (in millions):

	Pension Benefits
	2009	2008
Projected benefit obligation	$342.3	$331.8
Fair value of plan assets	214.1	194.4

Summary of pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2009 and 2008 (in millions):

	Pension Benefits
	2009	2008
Accumulated benefit obligation	$340.4	$330.0
Fair value of plan assets	214.1	194.4

The Company employs a total return investment approach for its pension plans whereby a mix of equities and fixed income investments are used to maximize the long-term return of pension plan assets. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and the Company’s financial condition. The domestic investment portfolios contain a diversified blend of equity and fixed-income investments. The domestic equity investments are diversified across geography and market capitalization through investments in U.S. large-capitalization stocks, U.S. small-capitalization stocks and international securities. The domestic fixed income investments are primarily comprised of investment-grade and high-yield securities through investments in corporate and government bonds, government agencies and asset backed securities. The Level 1 and Level 2 investments are primarily based upon quoted market prices and the classification between Level 1 and Level 2 are based upon the valuation frequency of the investments. The domestic Level 3 investments are primarily comprised of hedge fund of funds whose assets are primarily valued based upon the net asset value per share and an insurance contract valued at contract value. The Company maintains numerous foreign defined benefit pension plans. The asset allocations for the foreign investment may vary by plan and jurisdiction and are primarily based upon the plan structure and plan participant profile. The foreign Level 3 investments are primarily comprised of an insurance contract valued at contract value. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the Company’s defined benefit pension plan’s investments. The Company’s target asset allocation for 2009 and 2008 is as follows: equities—45%-60%; bonds—25%-40%; and cash alternatives investments and other—0%-30%. Actual asset allocations may vary from the targeted allocations for various reasons, including market conditions and the timing of transactions.

The composition of domestic pension plan assets at December 31, 2009 is as follows (in millions):

Asset Category	Fair Value Measurements of Plan Assets – Domestic Plans
	December 31, 2009
	Level 1	Level 2	Level 3	Total
Equity securities and funds:
Domestic	$34.0	$—	$—	$34.0
International	15.3	11.3	—	26.6
Fixed income securities and funds:
Investment-grade	40.5	25.9	—	66.4
High-yield	—	7.7	—	7.7
Alternative Investments	—	27.4	6.5	33.9
Cash and other	34.4	—	1.3	35.7

Total	$124.2	$72.3	$7.8	$204.3

The composition of foreign pension plan assets at December 31, 2009 is as follows (in millions):

Asset Category	Fair Value Measurements of Plan Assets – Foreign Plans
	December 31, 2009
	Level 1	Level 2	Level 3	Total
Equity securities and funds	$5.1	$—	$—	$5.1
Fixed income securities and funds	6.6	—	7.7	14.3
Cash and other	0.8	—	—	0.8

Total	$12.5	$—	$7.7	$20.2

The activity for Level 3 pension plan assets for 2009 is a follows (in millions):

	Level 3 Pension Plan Assets
	Domestic Plans	Foreign Plans
Balance, December 31, 2008	$9.2	$7.2
Actual return on plan assets:
Relating to assets held at year-end	0.3	0.6
Purchases, sales and settlements, net	(1.7)	(0.1)

Balance, December 31, 2009	$7.8	$7.7

Domestic Contributions

In 2010, the Company expects to make cash contributions of approximately $28.6 and $1.0 to its domestic pension and postretirement plans, respectively. These contributions are for both funded and unfunded plans and are net of participant contributions.

Foreign Contributions

The Company funds its pension plans in amounts consistent with applicable laws and regulations and expects to make cash contributions of approximately $2.4 in 2010.

Information about the expected benefit payments for the Company’s pension and postretirement plans are as follows (in millions):

Years Ending December 31,	Pension Plans	Postretirement Plans
2010(1)	$40.0	$1.0
2011	23.8	0.9
2012	23.6	0.7
2013	23.5	0.6
2014	24.6	0.6
Next 5 years	120.4	3.0

Total	$255.9	$6.8

(1)	Includes approximately $16 related to the anticipated settlement of a domestic pension plan.

The current healthcare cost trend rate gradually declines through 2012 to the ultimate trend rate and remains level thereafter. A one percentage point change in assumed healthcare cost trend rates would have the following effects (in millions):

	1% Increase	1% Decrease
Service and interest cost components of postretirement benefit costs	$—	—
Postretirement benefit obligation	0.1	(0.1)

The Company sponsors a defined contribution savings plan for substantially all of its U.S. employees. Under provisions for this plan, employees may contribute a percentage of eligible compensation on both a before-tax basis and after-tax basis. The Company generally matches a percentage of a participating employee’s before-tax contributions. For 2009, 2008 and 2007 the defined contribution savings plan expense was $5.7, $9.7 and $8.3, respectively.

16. Reorganization and Acquisition-Related Integration Costs

Reorganization and acquisition-related integration costs (collectively, “reorganization costs”) for 2009, 2008 and 2007 are as follows (in millions):

2009	Employee Terminations	Other Charges	Impairment	Total
Charged to Results of Operations:
Outdoor Solutions	$23.5	$20.8	$4.2	$48.5
Consumer Solutions	2.9	0.9	—	3.8

	$26.4	$21.7	$4.2	$52.3

2008	Employee Terminations	Other Charges	Impairment	Total
Charged to Results of Operations:
Outdoor Solutions	$14.7	$17.9	$—	$32.6
Branded Consumables	7.4	3.3	—	10.7
Process Solutions	3.6	1.6	3.7	8.9
Corporate	4.1	3.5	—	7.6

Subtotal	29.8	26.3	3.7	59.8
Capitalized as a Cost of Acquisition:
Outdoor Solutions	2.5	3.5	—	6.0
Corporate	0.4	—	—	0.4

	$32.7	$29.8	$3.7	$66.2

2007	Employee Terminations	Other Charges	Impairment	Total
Charged to Results of Operations:
Outdoor Solutions	$2.1	$6.5	$1.1	$9.7
Consumer Solutions	4.2	12.8	—	17.0
Branded Consumables	2.4	8.0	4.3	14.7
Process Solutions	0.5	0.1	2.2	2.8
Corporate	1.7	3.2	0.5	5.4

Subtotal	10.9	30.6	8.1	49.6
Capitalized as a Cost of Acquisition:
Outdoor	3.4	1.8	—	5.2

	$14.3	$32.4	$8.1	$54.8

Capitalized Reorganization Costs

In connection with the K2 acquisition, management approved and initiated plans to restructure the operations of K2. These plans were contemplated at the time of this acquisition and include in part, the elimination of certain duplicative functions and vacating redundant facilities in order to reduce the combined cost structure of the Company. The capitalized costs incurred during 2008 and 2007 primarily relate to workforce reductions associated with the elimination of duplicative functions and other exit costs resulting from the K2 acquisition. These costs were recognized as a liability assumed in the K2 acquisition and were included in the allocation of the cost to acquire K2 and were accrued within the Outdoor Solutions segment.

Outdoor Solutions Segment Reorganization Costs

In 2009, the Company initiated plans to rationalize the overall cost structure of the Outdoor Solutions segment through headcount reductions and facility consolidation. These plans consist of restructuring the Company’s domestic and European paintball operations, realigning distribution and warehouse facilities both domestically and in Europe, rationalizing manufacturing operations in the Far East and integrating various 2009 tuck-in acquisitions. In 2007, the Company initiated a plan to integrate certain businesses acquired from K2 and Pure Fishing. This plan includes in part, facility closings and headcount reductions. Prior to 2007, the Company implemented various strategic initiatives in the Outdoor Solutions segment. These initiatives included both rationalizing and outsourcing certain European manufacturing facilities and the reorganization of the domestic sales force. Employee termination charges 2009, 2008 and 2007 relate to the implementation of these initiatives.

For 2009, other charges include lease and moving costs ($6.2), contract termination fees ($4.3), professional fees ($4.0) and other costs ($6.3). The impairments charges recorded in 2009 relate to the write-down of certain fixed assets. For 2008 and 2007, other charges relate to the integration of K2 and Pure Fishing and include professional fees ($5.7 and $1.8, respectively), contract termination fees ($0.6 and $0.8, respectively), lease and move costs ($3.7 and $2.2, respectively) and other costs ($7.9 and $1.8, respectively).

As of December 31, 2009, $10.4 of severance and other employee related costs and $10.7 of other costs (primarily lease and other contract termination costs of $8.0) remain accrued for these initiatives.

Consumer Solutions Segment Reorganization Costs

During 2009, the Company initiated plans to rationalize the overall cost structure of the Consumer Solutions segment primarily through headcount reductions. Employee termination charges for 2009 relate to these plans . As a result of acquisitions completed prior to 2007 in the Consumer Solutions segment, the Company determined that significant cost savings could be achieved through leveraging a shared infrastructure. As such, prior to 2007, the Company initiated a plan to integrate certain functions of these businesses, such as distribution and warehousing, information technology and certain administrative functions. This plan was largely completed during 2007. Employee termination charges for 2007 relate to this plan.

For 2007, other charges primarily consist of lease termination costs ($8.0) and professional fees, employee relocation and other charges ($4.8). For 2006, other charges primarily consist of facility closing costs, ($4.2), retention bonuses ($4.3), professional fees ($4.8), travel expenses ($1.7) and relocation costs ($0.6).

As of December 31, 2009, $7.9 of costs, primarily lease obligations, remain accrued for these initiatives.

Branded Consumables Segment Reorganization Costs

In 2007, the Company initiated a plan to consolidate certain non-manufacturing processes across this segment’s platform. This plan includes headcount reduction and facility consolidation. Prior to 2007, the Company began implementing a strategic plan to reorganize its Branded Consumables segment and thereby facilitate long-term cost savings and improve management and reporting capabilities. Specific cost savings initiatives include the utilization of certain shared distribution and warehousing services and information systems platforms and outsourcing the manufacturing of certain kitchen products. Employee termination charges in 2007 primarily relate to these plans and all employees under this plan have been terminated.

For 2008 and 2007, other charges primarily consist of facility closing costs ($0.9 and $1.8, respectively) and other costs for professional fees and employee relocation, primarily related to the consolidation of certain non-manufacturing processes across the segment platform ($2.4 and $6.2, respectively).

Impairment costs for 2007 relate to the exit of the casino chip business, which resulted in an impairment charge ($2.9) and the write off of certain other assets related to this business ($1.4).

Process Solutions Segment Reorganization Costs

During 2007, the Company initiated a plan to consolidate manufacturing facilities related to the plastics business. The plan was expected to result in facility closures and headcount reductions. Employee termination and other charges for 2008 primarily relate to this plan and no costs remained accrued at December 31, 2009.

The impairment charge in 2008 primarily relates to the write down of long-lived assets attributable to a plant closure announced in 2008.

The impairment charge in 2007 primarily relates to the write down of long-lived assets used in the production process for certain unprofitable product-lines that were exited during 2007.

Corporate Reorganization Costs

For 2008 and 2007, the severance and other employee benefit-related benefits costs ($4.1 and $1.7, respectively) and other charges ($3.5 and $3.2, respectively), principally professional fees, are primarily due to the integration of certain corporate functions related to the K2 acquisition.

The following table sets forth the details and the activity related to reorganization costs as of and for the years ended December 31, 2009 and 2008 (in millions):

	Accrual Balance at December 31, 2008	Reorganization Costs, net	Payments	Foreign Currency and Other	Accrual Balance at December 31, 2009
Severance and other employee-related	$12.3	$26.4	$(27.8)	$(0.2)	$10.7
Other costs	15.8	21.7	(17.1)	(1.7)	18.7

Total	$28.1	$48.1	$(44.9)	$(1.9)	$29.4

Impairment		4.2

		$52.3

	Accrual Balance at December 31, 2007	Reorganization Costs, net		Payments	Foreign Currency and Other	Accrual Balance at December 31, 2008
		Charged to Results of Operations	Capitalized as a Cost of Acquisition
Severance and other employee-related(1)	$11.6	$29.8	$2.9	$(27.5)	$(4.5)	$12.3
Other costs(2)	14.9	26.3	3.5	(30.8)	1.9	15.8

	$26.5	$56.1	$6.4	$(58.3)	$(2.6)	$28.1

Impairment		3.7

		$59.8

(1)	For 2009 and 2008, the total headcount underlying these costs is approximately 2,700 and 900, respectively. At December 31, 2009, approximately 1,130 employees have not been terminated under the plans.
(2)	Amounts accrued at December 31, 2009 for severance and other employee-related will be paid in 2010, while amounts accrued for other costs (principally lease costs) will be paid through 2015.

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

The Outdoor Solutions segment manufactures or sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas and charcoal grills, lanterns and flashlights, propane fuel, sleeping bags, tents and water recreation products such as boats, kayaks and tow-behinds. The Outdoor Solutions segment also sells fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, softball, football, basketball, field hockey and lacrosse products are sold under brand names such as deBeer®, Gait®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas™, Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Helium®, Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as Ex Officio®, Marmot®, Planet Earth® and Zoot®.

The Consumer Solutions segment manufactures or sources, markets, and distributes a diverse line of household products, including kitchen appliances and personal care and wellness products for home use. This segment maintains a strong portfolio of globally recognized brands including Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam® and Villaware®. The principal products in this segment include clippers and trimmers for professional use in the beauty and barber and animal categories; electric blankets, mattress pads and throws; household kitchen appliances, such as blenders, coffeemakers, irons, mixers, slow cookers, toasters, toaster ovens and vacuum packaging machines; personal care and wellness products, such as air purifiers, fans, heaters and humidifiers, for home use; products for the hospitality industry; and scales for consumer use.

The Branded Consumables segment manufactures or sources, markets and distributes a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples, including arts and crafts paint brushes, children’s card games, clothespins, collectible tins, cord, rope and twine, fencing, fire extinguishing products, firelogs and firestarters, home canning jars and accessories, kitchen matches, other craft items, plastic cutlery, playing cards and accessories, safes, security cameras, security doors, smoke and carbon monoxide alarms, storage organizers and workshop accessories, toothpicks, window guards and other accessories. This segment markets our products under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, BRK®, Crawford®, Diamond®, Dicon®, First Alert®, Forster®, Hoyle®, Java-Log®, KEM®, Kerr®, Lehigh®, Leslie-Locke®, Loew-Cornell®, Pine Mountain® and Wellington® brand names, among others. We distribute these products through club, drug, e-commerce, grocery, hardware, home center, mass merchant and specialty retail customers and deliver these products to thousands of “ship to” locations.

The Process Solutions segment manufactures, markets and distributes a wide variety of plastic products including closures, contact lens packaging, medical disposables, plastic cutlery and rigid packaging. Many of these products are consumable in nature or represent components of consumer products. Our materials business produces specialty nylon polymers, conductive fibers and monofilament used in various products, including woven mats used by paper producers and weed trimmer cutting line, as well as fiberglass radio antennas for marine, citizen band and military applications. This segment is also the largest North American producer of niche products fabricated from solid zinc strip and are the sole source supplier of copper plated zinc penny blanks to the United States Mint and a major supplier to the Royal Canadian Mint, as well as a supplier of brass, bronze and nickel plated finishes on steel and zinc for coinage to other international markets. In addition, the Company manufactures a line of industrial zinc products marketed globally for use in the architectural, automotive, construction, electrical component and plumbing markets.

Segment information as of and for the years ended December 31, 2009, 2008 and 2007 is as follows (in millions):

2009	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$2,311.8	$1,835.9	$792.1	$262.6	$(49.8)	$5,152.6	$—	$5,152.6

Segment earnings (loss)(1)	277.6	280.5	104.0	30.3	—	692.4	(86.7)	605.7
Adjustments to reconcile to reported operating earnings (loss):
Reorganization costs(1)	(48.5)	—	—	—	—	(48.5)	—	(48.5)
Impairment of goodwill and intangibles	(0.8)	—	(22.1)	—		(22.9)	—	(22.9)
Other(2)	—	9.2	—	—	—	9.2	(26.3)	(17.1)
Depreciation and amortization	(66.7)	(29.3)	(21.9)	(11.6)	—	(129.5)	(0.8)	(130.3)

Operating earnings (loss)	$161.6	$260.4	$60.0	$18.7	$—	$500.7	$(113.8)	$386.9

Other segment data:
Total assets	$2,570.1	$1,771.8	$890.2	$190.0	$—	$5,422.1	$601.5	$6,023.6
Capital expenditures	$44.0	$29.0	$27.2	$7.0	—	$107.2	$0.2	107.4

2008	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$2,481.0	$1,812.9	$804.9	$348.6	$(64.1)	$5,383.3	$—	$5,383.3

Segment earnings (loss)	297.6	253.9	96.4	42.7	—	690.6	(81.2)	609.4
Adjustments to reconcile to reported operating earnings (loss):
Reorganization costs	(32.6)	—	(10.7)	(8.9)	—	(52.2)	(7.6)	(59.8)
Impairment of goodwill and intangibles	(30.2)	(76.3)	(176.7)	—	—	(283.2)	—	(283.2)
Depreciation and amortization	(62.5)	(27.1)	(17.0)	(12.6)	—	(119.2)	(1.1)	(120.3)

Operating earnings (loss)	$172.3	$150.5	$(108.0)	$21.2	$—	$236.0	$(89.9)	$146.1

Other segment data:
Total assets	$2,598.4	$1,755.7	$898.0	$215.0	$—	$5,467.1	$259.9	$5,727.0
Capital expenditures	47.1	24.0	19.3	9.6	—	100.0	2.2	102.2

2007	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$1,698.6	$1,869.2	$806.2	$353.6	$(67.5)	$4,660.1	$—	$4,660.1

Segment earnings (loss)	210.1	271.1	100.4	35.0	—	616.6	(115.1)	501.5
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	(115.8)	—	—	(3.1)	—	(118.9)	—	(118.9)
Reorganization costs	(9.7)	(17.0)	(14.7)	(2.8)	—	(44.2)	(5.4)	(49.6)
Other integration-related costs	(1.4)	(1.1)	(0.9)	(1.2)	—	(4.6)	—	(4.6)
Depreciation and amortization	(39.4)	(26.9)	(18.1)	(10.3)	—	(94.7)	(1.7)	(96.4)

Operating earnings (loss)	$43.8	$226.1	$66.7	$17.6	$—	$354.2	$(122.2)	$232.0

Other segment data:
Capital expenditures	30.5	21.9	13.1	10.6	—	76.1	5.1	81.2

(1)	For 2009, Segment Earnings for the Consumer Solutions segment includes reorganization costs of $3.8 (see Note 16).
(2)	Consolidated amount of $17.1 represents executive stock compensation resulting from a strategic review of executive long-term incentive compensation.

Note: Intersegment sales are recorded at cost plus an agreed upon profit.

Geographic Information

Geographic information as of and for the years ended December 31, 2009, 2008 and 2007 is as follows (in millions):

	Domestic	International	Total
2009
Net sales	$3,538.0	$1,614.6	$5,152.6
Long-lived assets	298.9	206.8	505.7

2008
Net sales	$3,670.1	$1,713.2	$5,383.3
Long-lived assets	292.4	214.5	506.9

2007
Net sales	$3,235.3	$1,424.8	$4,660.1
Long-lived assets	2,944.6	303.7	3,248.3

18. Accumulated Other Comprehensive Income

The components of AOCI at December 31, 2009 and 2008 are as follows (in millions):

	December 31,
	2009	2008
Foreign currency translation adjustment	$28.2	$(10.9)
Derivative financial instruments and other, net	(14.8)	1.5
Accrued benefit costs, net	(34.3)	(42.4)

Total accumulated other comprehensive income (loss)	$(20.9)	$(51.8)

19. Condensed Consolidating Financial Data

The Company’s 8% Senior Notes and 7 1/2% Senior Subordinated Notes (see Note 9) are fully guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these notes. Presented below is the condensed consolidating financial statements of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis as of and for the years ended December 31, 2009, 2008 and 2007.

Condensed Consolidating Statements of Income (in millions):

	Year Ended December 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,395.0	$1,890.7	$(133.1)	$5,152.6
Costs and expenses	114.3	3,057.0	1,727.5	(133.1)	4,765.7

Operating (loss) earnings	(114.3)	338.0	163.2	—	386.9
Other expense, net	13.7	186.8	57.7	—	258.2
Equity in the income of subsidiaries	256.7	102.6	—	(359.3)	—

Net income (loss)	$128.7	$253.8	$105.5	$(359.3)	$128.7

	Year Ended December 31, 2008
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,515.0	$2,046.1	$(177.8)	$5,383.3
Costs and expenses	76.5	3,470.3	1,868.2	(177.8)	5,237.2

Operating (loss) earnings	(76.5)	44.7	177.9	—	146.1
Other expense, net	27.4	110.1	67.5	—	205.0
Equity in the income of subsidiaries	45.0	117.6	—	(162.6)	—

Net income	$(58.9)	$52.2	$110.4	$(162.6)	$(58.9)

	Year Ended December 31, 2007
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,209.6	$1,614.5	$(164.0)	$4,660.1
Costs and expenses	106.5	3,038.2	1,447.4	(164.0)	4,428.1

Operating (loss) earnings	(106.5)	171.4	167.1	—	232.0
Other expense, net	(24.7)	178.0	50.6	—	203.9
Equity in the income of subsidiaries	109.9	112.8	—	(222.7)	—

Net income	$28.1	$106.2	$116.5	$(222.7)	$28.1

Condensed Consolidating Balance Sheets (in millions):

	As of December 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$556.0	$819.0	$1,615.4	$(2.4)	$2,988.0
Investment in subsidiaries	4,554.4	985.1	—	(5,539.5)	—
Non-current assets	171.4	3,727.9	353.9	(1,217.6)	3,035.6

Total assets	$5,281.8	$5,532.0	$1,969.3	$(6,759.5)	$6,023.6

Liabilities and stockholders’ equity
Current liabilities	$357.0	$536.6	$593.0	(2.1)	$1,484.5
Non-current liabilities	3,158.0	459.1	373.1	(1,217.9)	2,772.3
Stockholders’ equity	1,766.8	4,536.3	1,003.2	(5,539.5)	1,766.8

Total liabilities and stockholders’ equity	$5,281.8	$5,532.0	$1,969.3	$(6,759.5)	$6,023.6

	As of December 31, 2008
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$239.6	$1,072.1	$1,421.7	$(4.3)	$2,729.1
Investment in subsidiaries	4,277.3	783.8	—	(5,061.1)	—
Non-current assets	150.4	3,395.8	286.2	(834.5)	2,997.9

Total assets	$4,667.3	$5,251.7	$1,707.9	$(5,899.9)	$5,727.0

Liabilities and stockholders’ equity
Current liabilities	$215.2	$564.1	$578.5	(3.4)	$1.354.4
Non-current liabilities	3,067.9	463.0	292.9	(835.4)	2,988.4
Stockholders’ equity	1,384.2	4,224.6	836.5	(5,061.1)	1,384.2

Total liabilities and stockholders’ equity	$4,667.3	$5,251.7	$1,707.9	$(5,899.9)	$5,727.0

Condensed Consolidating Statements of Cash Flows (in millions):

	Year Ended December 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities, net	$(62.4)	$503.5	$200.0	$641.1
Financing activities:
Net change in short-term debt	(132.0)	—	(21.6)	(153.6)
(Payments on) proceeds from intercompany transactions	401.6	(392.9)	(8.7)	—
Proceeds from issuance of long-term debt	292.2	—	—	292.2
Payments on long-term debt	(351.2)	—	—	(351.2)
Issuance (repurchase) of common stock, net	199.0	—	—	199.0
Other	(18.9)	—	—	(18.9)

Net cash provided by (used in) financing activities	390.7	(392.9)	(30.3)	(32.5)

Investing activities:
Additions to property, plant and equipment	(0.2)	(89.4)	(17.8)	(107.4)
Acquisition of business, net of cash acquired and earnout payments	(2.0)	(10.4)	(1.3)	(13.7)
Other	—	(4.9)	(4.6)	(9.5)

Net cash provided by (used in) investing activities	(2.2)	(104.7)	(23.7)	(130.6)

Effect of exchange rate changes on cash	—	—	(43.4)	(43.4)

Net increase (decrease) in cash and cash equivalents	326.1	5.9	102.6	434.6
Cash and cash equivalents at beginning of year	211.8	7.9	173.1	392.8

Cash and cash equivalents at end of year	$537.9	$13.8	$275.7	$827.4

	Year Ended December 31, 2008
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities, net	$(626.1)	$724.6	$151.4	$249.9
Financing activities:
Net change in short-term debt	130.2	—	1.3	131.5
(Payments on) proceeds from intercompany transactions	733.1	(638.7)	(94.4)	—
Proceeds from issuance of long-term debt	25.0	—	—	25.0
Payments on long-term debt	(24.3)	—	(0.7)	(25.0)
Issuance (repurchase) of common stock, net	(21.4)	—	—	(21.4)
Other	(5.5)	—	—	(5.5)

Net cash provided by (used in) financing activities	837.1	(638.7)	(93.8)	104.6

Investing activities:
Additions to property, plant and equipment	(2.2)	(83.1)	(16.9)	(102.2)
Acquisition of business, net of cash acquired	(40.0)	(1.6)	(1.0)	(42.6)
Other	(16.3)	(4.0)	(10.4)	(30.7)

Net cash provided by (used in) investing activities	(58.5)	(88.7)	(28.3)	(175.5)

Effect of exchange rate changes on cash	—	—	(6.7)	(6.7)

Net increase (decrease) in cash and cash equivalents	152.5	(2.8)	22.6	172.3
Cash and cash equivalents at beginning of year	59.3	10.7	150.5	220.5

Cash and cash equivalents at end of year	$211.8	$7.9	$173.1	$392.8

	Year Ended December 31, 2007
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities, net	$(157.7)	$386.1	$76.4	$304.8
Financing activities:
Net change in short-term debt	(29.3)	—	245.5	216.2
(Payments on) proceeds from intercompany transactions	526.5	(322.5)	(204.0)	—
Proceeds from issuance of long-term debt	1,350.0	—	—	1,350.0
Payments on long-term debt	(770.1)	—	(23.1)	(793.2)
Issuance (repurchase) of common stock, net	(56.2)	—	—	(56.2)
Other	(36.2)	—	—	(36.2)

Net cash provided by (used in) financing activities	984.7	(322.5)	18.4	680.6

Investing activities:
Additions to property, plant and equipment	(5.1)	(53.3)	(22.8)	(81.2)
Acquisition of business, net of cash acquired	(909.5)	—	—	(909.5)
Other	21.1	—	(3.0)	18.1

Net cash provided by (used in) investing activities	(893.5)	(53.3)	(25.8)	(972.6)

Effect of exchange rate changes on cash	—	—	5.1	5.1

Net increase (decrease) in cash and cash equivalents	(66.5)	10.3	74.1	17.9
Cash and cash equivalents at beginning of year	125.8	0.4	76.4	202.6

Cash and cash equivalents at end of year	$59.3	$10.7	$150.5	$220.5

The amounts reflected as proceeds (payments) from (to) intercompany transactions represent cash flows originating from transactions conducted between guarantor subsidiaries, non-guarantor subsidiaries and parent in the normal course of business operations.

20. Quarterly Results of Operations (Unaudited)

Summarized quarterly results of operations for 2009 and 2008 were as follows (see Note 3 for a discussion of the Company’s acquisitions that occurred during these periods):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)	Total
	(millions of dollars, except per share amounts)
2009
Net sales	$1,138.9	$1,269.7	$1,351.3	$1,392.7	$5,152.6
Gross profit	292.3	356.4	396.8	380.5	1,426.0
Net income as reported	8.9	44.9	73.7	1.2	128.7
Basic earnings per share(1)	0.12	0.53	0.84	0.01	1.53
Diluted earnings per share(1)	0.12	0.53	0.83	0.01	1.52

2008
Net sales	$1,217.4	$1,360.0	$1,455.6	$1,350.3	$5,383.3
Gross profit	327.8	380.8	415.8	378.4	1,502.8
Net income (loss) as reported	4.7	43.0	63.8	(170.4)	(58.9)
Basic earnings (loss) per share(1)	0.06	0.57	0.85	(2.28)	(0.78)
Diluted earnings (loss) per share(1)	0.06	0.56	0.83	(2.28)	(0.78)

(1)	Earnings per share calculations for each quarter are based on the weighted average number of shares outstanding for each period, and the sum of the quarterly amounts may not necessarily equal the annual earnings per share amounts.

(2)	The results of operations for the fourth quarter of 2009 include a $22.9 non-cash charge for the impairment of goodwill and intangibles (see Note 6); a $17.1 charge for stock-based compensation related to certain share-based awards issued during the fourth quarter of 2009 (see Note 13); a $15.5 charge related fair value interest rate swaps not designated as effective hedges (see Note 10); a $9.2 foreign currency gain on U.S. dollar cash balances held in Venezuela (see Note 1); and a $4.7 reduction in unrecognized tax benefits, which related to the third quarter of 2009. (see Note 12).

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

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2009, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework .

Based on our assessment and the above criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by the Company’s independent auditor, PricewaterhouseCoopers LLP, an independent registered public accounting firm and issued their audit report expressing an unqualified opinion on the Company’s internal control over financial reporting, as stated in their report which is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter ended December 31, 2009, there was no change in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

Jarden Corporation has adopted a “Business Conduct and Ethics Policy” (“Code”) for all its employees, including its principal executive officer, principal financial officer and principal accounting officer. The Code is available on the Company’s Internet website at http://www.jarden.com, at the tab “Governance”.

Other information required by Item 10, including information regarding directors, membership and function of the audit committee, including the financial expertise of its members, and Section 16(a) compliance, appearing under the captions “Election of Directors”, “Information Regarding Board of Directors and Committees” and “Other Matters” of the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference. The Company intends to file its Proxy Statement with the Securities and Exchange Commission (the “Commission”) not later than 120 days after December 31, 2009.

Item 11.	Executive Compensation

The information required by Item 11 appearing under the captions “Information Regarding Board of Directors and Committees—Compensation of Directors” and “Executive Compensation” of the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference. The Company intends to file its Proxy Statement with the Commission not later than 120 days after December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 appearing under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” of the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference. The Company intends to file its Proxy Statement with the Commission not later than 120 days after December 31, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 appearing under the captions “Information Regarding Board of Directors and Committees” and “Certain Relationships and Related Transactions” of the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference. The Company intends to file its Proxy Statement with the Commission not later than 120 days after December 31, 2009.

Item 14	Principal Accounting Fees and Services

The information required by Item 14 appearing under the caption “Independent Registered Public Accounting Firm” of the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference. The Company intends to file its Proxy Statement with the Commission not later than 120 days after December 31, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

The following documents are filed as part of this report:

(1)	Financial Statements

Location In Form 10-K
Reports of independent registered public accounting firms	Item 8

Consolidated Statements of Income—Years ended December 31, 2009, 2008 and 2007	Item 8

Consolidated Balance Sheets—December 31, 2008 and 2007	Item 8

Consolidated Statements of Cash Flows—Years ended December 31, 2009, 2008 and 2007	Item 8

Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2009, 2008 and 2007	Item 8

Notes to Consolidated Financial Statements	Item 8

(2)	Financial Statement Schedule

See Schedule II of this Form 10-K.

(3)	Exhibits:

Copies of exhibits incorporated by reference can be obtained from the Commission and are located in Commission File No. 001-13665.

Exhibit Number	Description of Exhibit
2.1	Securities Purchase Agreement, dated as of September 19, 2004, by and among American Household, Inc., Jarden Corporation, Morgan Stanley Senior Funding, Inc., Wachovia Bank National Association, Banc of America Strategic Solutions, Inc., Jerry W. Levin, 1st Trust & Co. FBO, Jerry W. Levin, Rollover, 1st Trust & Co. FBO, Jerry W. Levin, IRA SEP and Abby L. Levin Trust (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 23, 2004, and incorporated herein by reference).

2.2	Purchase Agreement, dated as of September 19, 2004, between Jarden Corporation and Warburg Pincus Private Equity VIII, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on September 23, 2004, and incorporated herein by reference).

2.3	Agreement and Plan of Merger dated as of April 24, 2007 by and among Jarden Corporation, K2 Merger Sub, Inc. and K2 Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 27, 2007, and incorporated herein by reference).

2.4	Amendment No. 1 to Agreement and Plan of Merger dated as of April 24, 2007 by and among Jarden Corporation, K2 Merger Sub, Inc. and K2 Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 1, 2007, and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2002, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 15, 2005, and incorporated herein by reference).

3.4	Certificate of Designations of Series D Junior Participating Preferred Stock of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 21, 2008, and incorporated herein by reference).

3.5	Certificate of Elimination of the Series D Junior Participating Preferred Stock of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 20, 2009, and incorporated herein by reference).

3.6	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 19, 2007, and incorporated herein by reference).

3.7	Amendment No. 1 to the Amended and Restated Bylaws of the Company (filed as Exhibit 3.6 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 23, 2009, and incorporated herein by reference).

4.1	Base Indenture, dated February 13, 2007 (the “2007 Indenture”), between the Company and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2007 and incorporated herein by reference).

4.2	First Supplemental Indenture to the 2007 Indenture, dated February 13, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2007 and incorporated herein by reference).

4.3	Second Supplemental Indenture to the 2007 Indenture, dated February 14, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2007 and incorporated herein by reference).

4.4	Third Supplemental Indenture to the 2007 Indenture, dated May 11, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2007, and incorporated herein by reference).

4.5	Fourth Supplemental Indenture to the 2007 Indenture, dated July 6, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 5, 2007, and incorporated herein by reference).

4.6	Fifth Supplemental Indenture to the 2007 Indenture, dated December 7, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-Q filed with the Commission on February 25, 2008, and incorporated herein by reference).

*4.7	Sixth Supplemental Indenture to the 2007 Indenture, dated November 23, 2009 among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as successor Trustee.

4.8	Base Indenture dated April 30, 2009 (the “2009 Indenture”), between the Company and The Bank of New York Mellon, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 6, 2009 and incorporated herein by reference).

Exhibit Number	Description of Exhibit
4.9	First Supplemental Indenture to the 2009 Indenture, dated April 30, 2009, among the Company, the guarantors party thereto and The Bank of New York Mellon, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on May 6, 2009 and incorporated herein by reference).

*4.10	Second Supplemental Indenture to the 2009 Indenture, dated November 23, 2009, among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as successor Trustee.

*4.11	Instrument of Resignation, Appointment and Acceptance, dated November 6, 2009, among the Company, the Bank of New York Mellon and Wells Fargo Bank, National Association.

4.12	Base Indenture dated January 20, 2010 (the “2010 Indenture”), between the Company and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 22 2010 and incorporated herein by reference).

4.13	First Supplemental Indenture to the 2010 Indenture, dated January 20, 2010, among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 22, 2010 and incorporated herein by reference).

4.14	$100,000,000 Note due March 31, 2012 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 12, 2007 and incorporated herein by reference).

4.15	Warrant for 2,206,531 shares of common stock issued to Pure Fishing Holdings, LLC (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on April 12, 2007 and incorporated herein by reference).

4.16	Rights Agreement, dated as of November 19, 2008, between Jarden Corporation and National City Bank, as Rights Agent (which includes as Exhibit B thereto the Form of Right Certificate) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 21, 2008, and incorporated herein by reference).

4.17	First Amendment to Rights Agreement, dated as of November 17, 2009, between Jarden Corporation and Computershare Trust Company, N.A. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 20, 2009, and incorporated herein by reference).

†10.1	Form of Indemnification Agreement (filed as Exhibit 10.13 to the Company’s Registration Statement on Form 10, filed with the Commission on March 17, 1993, and incorporated herein by reference).

†10.2	List of Directors and Executive Officers party to Exhibit 10.1 (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 1996, and incorporated herein by reference).

†10.3	Alltrista Corporation 1998 Long Term Equity Incentive Plan, as amended and restated (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

†10.4	Alltrista Corporation 2001 Stock Option Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2001, and incorporated herein by reference).

†10.5	Amendment No. 1 to the Alltrista Corporation 2001 Stock Option Plan (filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
†10.6	Jarden Corporation Amended and Restated 2003 Stock Incentive Plan (incorporated by reference from Annex C to the Company’s 2005 Definitive Proxy Statement with respect to the Company’s 2005 Annual Meeting of Stockholders, as filed with the Commission on March 9, 2005).

†10.7	Amendment No. 1 to the Jarden Corporation Amended and Restated 2003 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 19, 2007, and incorporated herein by reference).

†10.8	Jarden Corporation 2009 Stock Incentive Plan (incorporated by reference from Annex A to the Company’s 2009 Definitive Proxy Statement with respect to the Company’s 2009 Annual Meeting of Stockholders, as filed with the Commission on April 9, 2009).

†10.9	Jarden Corporation 2003 Employee Stock Purchase Plan (incorporated by reference from Annex C to the Company’s 2003 Definitive Proxy Statement with respect to the Company’s 2003 Annual Meeting of Stockholders, as filed with the Commission on March 28, 2003).

†10.10	Amendment No. 1 to the Jarden Corporation 2003 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on April 13, 2005, and incorporated herein by reference).

†10.11	Amendment No. 2 to the Jarden Corporation 2003 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on May 5, 2005, and incorporated herein by reference).

†10.12	Third Amended and Restated Employment Agreement, dated as of May 24, 2007, between the Company and Martin E. Franklin (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 25, 2007, and incorporated herein by reference).

†10.13	Amendment No. 1 to the Third Amended and Restated Employment Agreement, dated as of December 16, 2009, between the Company and Martin E. Franklin (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on December 18, 2009, and incorporated herein by reference).

†10.14	Third Amended and Restated Employment Agreement, dated as of May 24, 2007, between the Company and Ian G.H. Ashken (filed as Exhibit 10.32 to the Company’s Current Report on Form 8-K, filed with the Commission on May 25, 2007, and incorporated herein by reference).

†10.15	Amendment No. 1 to the Third Amended and Restated Employment Agreement, dated as of December 16, 2009, between the Company and Ian G.H. Ashken (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on December 18, 2009, and incorporated herein by reference).

†10.16	Second Amended and Restated Employment Agreement between the Company and James E. Lillie, dated as of May 24, 2007 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on May 25, 2007, and incorporated herein by reference).

†10.17	Amendment No. 1 to the Second Amended and Restated Employment Agreement, dated as of December 16, 2009, between the Company and James E. Lillie (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission December 18, 2009, and incorporated herein by reference).

†10.18	Amended and Restated Employment Agreement between the Company and J. David Tolbert, dated as of January 9, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2009, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
†10.19	Employment Agreement between the Company and Richard T. Sansone, dated as of May 24, 2007 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on May 25, 2007, and incorporated herein by reference).

†10.20	Equity Vesting, Lock-Up and Amendment Agreement, dated as of November 7, 2007, by and between the Company and Martin E. Franklin (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 8, 2007, and incorporated herein by reference).

†10.21	Equity Vesting, Lock-Up and Amendment Agreement, dated as of November 7, 2007, by and between the Company and Ian G.H. Ashken (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on November 8, 2007, and incorporated herein by reference).

†10.22	Equity Vesting, Lock-Up and Amendment Agreement, dated as of November 7, 2007, by and between the Company and James E. Lillie (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on November 8, 2007, and incorporated herein by reference).

†10.23	Equity Vesting, Lock-Up and Amendment Agreement, dated as of November 7, 2007, by and between the Company and J. David Tolbert (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on November 8, 2007, and incorporated herein by reference).

†10.24	Equity Vesting, Lock-Up and Amendment Agreement, dated as of November 7, 2007, by and between the Company and John E. Capps (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on November 8, 2007, and incorporated herein by reference).

†10.25	Equity Vesting, Lock-Up and Amendment Agreement, dated as of November 7, 2007, by and between the Company and Richard T. Sansone (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on November 8, 2007, and incorporated herein by reference).

†10.26	Restricted Stock Award Agreement, dated as of May 24, 2007, between the Company and Martin E. Franklin (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on May 25, 2007, and incorporated herein by reference).

†10.27	Restricted Stock Award Agreement, dated as of May 24, 2007, between the Company and Ian G.H. Ashken (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Commission on May 25, 2007, and incorporated herein by reference).

†10.28	Restricted Stock Award Agreement, dated as of May 24, 2007, between the Company and James E. Lillie (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Commission on May 25, 2007, and incorporated herein by reference).

†10.29	Restricted Stock Award and Amendment Agreement, dated January 13, 2009, between the Company and Martin E. Franklin (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2008, and incorporated herein by reference).

†10.30	Amendment No. 1 to Restricted Stock Award and Amendment Agreement, dated March 27, 2009, between the Company and Martin E. Franklin (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 27, 2009, and incorporated herein by reference).

†10.31	Restricted Stock Award and Amendment Agreement, dated January 13, 2009, between the Company and Ian G.H. Ashken (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2008, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
†10.32	Restricted Stock Award and Amendment Agreement, dated January 13, 2009, between the Company and James E. Lillie (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2008, and incorporated herein by reference).

†10.33	Amendment No. 1 to Restricted Stock Award and Amendment Agreement, dated March 27, 2009, between the Company and James E. Lillie (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on March 27,2009, and incorporated herein by reference).

†10.34	Restricted Stock Agreement, dated December 15, 2009, between the Company and Martin E. Franklin (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on December 18, 2009, and incorporated herein by reference).

†10.35	Restricted Stock Agreement, dated December 15, 2009, between the Company and Ian G.H. Ashken (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on December 18, 2009, and incorporated herein by reference).

†10.36	Restricted Stock Agreement, dated December 15, 2009, between the Company and James E. Lillie (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Commission on December 18, 2009, and incorporated herein by reference).

†10.37	Restricted Stock Agreement, dated January 5, 2010, between the Company and Martin E. Franklin (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 8, 2010, and incorporated herein by reference).

†10.38	Restricted Stock Agreement, dated January 5, 2010, between the Company and Ian G.H. Ashken (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 8, 2010, and incorporated herein by reference).

†10.39	Restricted Stock Agreement, dated January 5, 2010, between the Company and James E. Lillie (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 8, 2010, and incorporated herein by reference).

†10.40	Restricted Stock Agreement, dated January 5, 2010, between the Company and Martin E. Franklin (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on January 8, 2010, and incorporated herein by reference).

†10.41	Restricted Stock Agreement, dated January 5, 2010, between the Company and Ian G.H. Ashken (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on January 8, 2010, and incorporated herein by reference).

†10.42	Restricted Stock Agreement, dated January 5, 2010, between the Company and James E. Lillie (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on January 8, 2010, and incorporated herein by reference).

10.43	Credit Agreement, dated as of January 24, 2005, among Jarden Corporation, as the borrower, Canadian Imperial Bank of Commerce, as administrative agent, Citicorp USA, Inc., as syndication agent, and Bank of America, N.A., National City Bank of Indiana and SunTrust Bank, as co-documentation agents, and Citigroup Global Markets Inc. and CIBC World Markets Corp., as joint-lead arrangers and joint book-running managers, and the lenders and letters of credit issuers parties thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2005, and incorporated herein by reference).

10.44	Pledge and Security Agreement, dated as of January 24, 2005, by and among Jarden Corporation and the several subsidiary grantors signatories thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2005, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
10.45	Guaranty, dated as of January 24, 2005, of the several subsidiary guarantors signatories thereto (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2005, and incorporated herein by reference).

10.46	Amendment No. 1 to the Credit Agreement dated April 11, 2005 by and among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 13, 2005, and incorporated herein by reference).

10.47	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on April 13, 2005, and incorporated herein by reference).

10.48	Amendment No. 2 to the Credit Agreement and Amendment No. 1 to Pledge and Security Agreement dated July 18, 2005 by and among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 20, 2005, and incorporated herein by reference).

10.49	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 20, 2005, and incorporated herein by reference).

10.50	Amendment No. 3 to the Credit Agreement dated December 21, 2005 by and among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 9, 2006, and incorporated herein by reference).

10.51	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 9, 2006, and incorporated herein by reference).

10.52	Amendment No. 4 to the Credit Agreement dated February 24, 2006 by and among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.53 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 9, 2006, and incorporated herein by reference).

10.53	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 9, 2006, and incorporated herein by reference).

10.54	Amendment No. 5 to the Credit Agreement and Amendment No. 2 to Pledge and Security Agreement dated August 23, 2006 by and among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on October 27, 2006, and incorporated herein by reference).

10.55	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on October 27, 2006, and incorporated herein by reference).

10.56	Amendment No. 6 to the Credit Agreement dated December 14, 2006 by and among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 19, 2006, and incorporated herein by reference).

10.57	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on December 19, 2006, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
10.58	Amendment No. 7 to Credit Agreement and Amendment No. 3 to Pledge and Security Agreement dated February 13, 2007, among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2007 and incorporated herein by reference).

10.59	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2007 and incorporated herein by reference).

10.60	Amendment No. 8 to Credit Agreement dated August 8, 2007, among the Company, Lehman Commercial Paper Inc., as Administrative Agent and other parties thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 14, 2007 and incorporated herein by reference).

10.61	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 14, 2007 and incorporated herein by reference).

10.62	Amendment No. 9 to Credit Agreement, dated as of May 23, 2008, among Jarden Corporation, Lehman Commercial Paper, Inc., as administrative agent, Citicorp USA, Inc., as syndication agent, and each incremental lender identified on the signature pages thereto (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 31, 2008, and incorporated herein by reference).

10.63	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 31, 2008, and incorporated herein by reference).

10.64	Amendment No. 10 to Credit Agreement and Amendment No. 4 to Pledge and Security Agreement dated January 29, 2009, among Jarden Corporation, Lehman Commercial Paper, Inc., as administrative agent, Citicorp USA, Inc., as syndication agent, and each incremental lender identified on the signature pages thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 4, 2009, and incorporated herein by reference).

10.65	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 4, 2009, and incorporated herein by reference).

10.66	Amendment No. 11 to Credit Agreement, dated as of April 24, 2009, among Jarden Corporation, Deutsche Bank AG New York Branch, as administrative agent, and each lender identified on the signature pages thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 29, 2009, and incorporated herein by reference).

10.67	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on April 29, 2009, and incorporated herein by reference).

10.68	Amendment No. 12 to Credit Agreement, dated as of August 20, 2009, among Jarden Corporation, Deutsche Bank AG New York Branch, as administrative agent, Citicorp USA, Inc., as syndication agent, and each lender identified on the signature pages thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 26, 2009, and incorporated herein by reference).

10.69	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 26, 2009, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
10.70	Extended Revolving Credit Sub-Commitment Agreement, dated as of August 4, 2009, among Jarden Corporation, Deutsche Bank AG New York Branch, as administrative agent, and each lender identified on the signature pages thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 10, 2009, and incorporated herein by reference).

10.71	Amendment No. 13 to Credit Agreement and Amendment No. 5 to Pledge and Security Agreement dated January 22, 2010, among Jarden Corporation, , Deutsche Bank AG New York Branch, as administrative agent, Citicorp USA, Inc., as syndication agent, and each incremental lender identified on the signature pages thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 22, 2010, and incorporated herein by reference).

10.72	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 22, 2010, and incorporated herein by reference).

10.73	Amended and Restated Loan Agreement, dated as of August 8, 2007, by and among Jarden Receivables LLC, as borrower, Jarden Corporation, as initial servicer, Three Pillars Funding LLC, as lender, and SunTrust Robinson Humphrey, Inc., as administrator (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on August 14, 2007, and incorporated herein by reference).

10.74	Amendment No. 1 to the amended and restated Loan Agreement, dated as of November 16, 2007, by and among Jarden Receivables LLC, as borrower, Jarden Corporation, as initial servicer, Three Pillars Funding LLC, as lender, and Suntrust Robinson Humphrey, Inc., as administrator (filed as Exhibit 10.78 to the Company’s Annual Report on Form 10-Q filed with the Commission on February 25, 2008, and incorporated herein by reference).

10.75	Amendment No. 2 to the Amended and Restated Loan Agreement, dated as of January 15, 2008, by and among Jarden Receivables LLC, as borrower, Jarden Corporation, as initial servicer, Three Pillars Funding LLC, as lender, and SunTrust Robinson Humphrey, Inc., as administrator (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 31, 2008, and incorporated herein by reference).

10.76	Amendment No. 3 to the Amended and Restated Loan Agreement, dated as of July 14, 2008, by and among Jarden Receivables LLC, as borrower, Jarden Corporation, as initial servicer, Three Pillars Funding LLC, as lender, and SunTrust Robinson Humphrey, Inc., as administrator (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 18, 2008, and incorporated herein by reference).

10.77	Amendment No. 4 to the Amended and Restated Loan Agreement, dated as of July 2, 2009, by and among Jarden Receivables LLC, as borrower, Jarden Corporation, as initial servicer, Three Pillars Funding LLC, as lender and SunTrust Robinson Humphrey, Inc, as administrator (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 8, 2009, and incorporated herein by reference).

10.78	Amendment No. 5 to the Amended and Restated Loan Agreement, dated as of August 4, 2009, by and among Jarden Receivables, LLC, as borrower, Jarden Corporation, as initial servicer, Three Pillars Funding LLC, as lender, and SunTrust Robinson Humphrey, Inc., as administrator (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on October 30, 2009, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
10.79	Amendment No. 6 to the Amended and Restated Loan Agreement, dated as of September 29, 2009, by and among Jarden Receivables, LLC, as borrower, Jarden Corporation, as initial servicer, Three Pillars Funding LLC, as lender, and SunTrust Robinson Humphrey, Inc., as administrator (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on October 30, 2009, and incorporated herein by reference).

*10.80	Partial Release of Collateral and Amendment No. 7 to the Amended and Restated Loan Agreement, dated as of January 26, 2010, by and among Jarden Receivables, LLC, as borrower, Jarden Corporation, as servicer, Three Pillars Funding LLC, as lender, and SunTrust Robinson Humphrey, Inc., as administrator.

10.81	Amended and Restated Receivables Contribution and Sale Agreement, dated as of August 8, 2007, by and among the originators party thereto, and Jarden Receivables LLC, as buyer (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on August 14, 2007, and incorporated herein by reference).

10.82	Amended and Restated Lender Note, dated as of August 8, 2007, executed by Jarden Receivables, LLC, as borrower, in favor of Three Pillars Funding LLC, as lender (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on August 14, 2007, and incorporated herein by reference).

10.83	Performance Undertaking, dated August 8, 2007, executed by Jarden Corporation, as performance guarantor, in favor of Jarden Receivables LLC, as beneficiary (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with Commission on August 14, 2007, and incorporated herein by reference).

10.84	Form of 7 1/2% Senior Subordinated Note due 2017 (filed as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2007 and incorporated herein by reference).

10.85	Form of 8% Senior Notes Due 2016 (filed as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on May 6, 2009 and incorporated herein by reference).

10.86	Form of 7 1/2% Senior Subordinated Dollar Note Due 2020 (filed as Exhibit A to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission January 22, 2010 and incorporated herein by reference).

10.87	Form of 7 1/2% Senior Subordinated Euro Note Due 2020 (filed as Exhibit A to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Commission January 22, 2010 and incorporated herein by reference).

10.88	Letter Agreement, dated as of April 16, 2008, between Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII C.V. I, WP-WPVIII Investors, L.P. and Jarden Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 17, 2008, and incorporated herein by reference).

10.89	Offer Letter, dated December 16, 2009, by and between Jarden Corporation and Total S.A. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 18, 2009 and incorporated herein by reference).

*12.1	Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm.

*23.2	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Description of Exhibit
*24.1	Power of Attorney (included on the signature page hereto).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
†	This Exhibit represents a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JARDEN CORPORATION (Registrant)

By:	/S/ MARTIN E. FRANKLIN
Martin E. Franklin Chairman and Chief Executive Officer February 24, 2010

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

/S/ MARTIN E. FRANKLIN Martin E. Franklin	Chairman and Chief Executive Officer (Principal Executive Officer)	February 24, 2010

/S/ IAN G.H. ASHKEN Ian G.H. Ashken	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	February 24, 2010

/S/ RICHARD T. SANSONE Richard T. Sansone	Principal Accounting Officer	February 24, 2010

/S/ RENÉ-PIERRE AZRIA René-Pierre Azria	Director	February 24, 2010

/S/ MICHAEL GROSS Michael Gross	Director	February 24, 2010

/S/ RICHARD HECKMANN Richard Heckmann	Director	February 24, 2010

/S/ DOUGLAS W. HUEMME Douglas W. Huemme	Director	February 24, 2010

/S/ RICHARD L. MOLEN Richard L. Molen	Director	February 24, 2010

/S/ IRWIN D. SIMON Irwin D. Simon	Director	February 24, 2010

/S/ ROBERT L. WOOD Robert L. Wood	Director	February 24, 2010

Schedule II

JARDEN CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in millions)

	Balance at beginning of period	Charges to costs and expense	Deductions from reserves	Other(2)	Balance at end of period
Reserves against accounts receivable(1):
2009	$(65.2)	$(59.4)	$65.3	$(1.4)	$(60.7)
2008	(72.3)	(67.8)	76.9	(2.0)	(65.2)
2007	(47.3)	(66.1)	42.2	(1.1)	(72.3)

(1)	Principally consisting of reserves for uncollectable accounts and sales returns and allowances.
(2)	Principally consisting of foreign currency translation.

JARDEN CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

EXHIBIT INDEX

Copies of exhibits incorporated by reference can be obtained from the Commission and are located in Commission File No. 001-13665.

Exhibit Number	Description of Exhibit
*4.7	Sixth Supplemental Indenture to the 2007 Indenture, dated November 23, 2009 among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as successor Trustee.

*4.10	Second Supplemental Indenture to the 2009 Indenture, dated November 23, 2009, among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as successor Trustee.

*4.11	Instrument of Resignation, Appointment and Acceptance, dated November 6, 2009, among the Company, the Bank of New York Mellon and Wells Fargo Bank, National Association.

*10.80	Partial Release of Collateral and Amendment No. 7 to the Amended and Restated Loan Agreement, dated as of January 26, 2010, by and among Jarden Receivables, LLC, as borrower, Jarden Corporation, as servicer, Three Pillars Funding LLC, as lender, and SunTrust Robinson Humphrey, Inc., as administrator.

*12.1	Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm.

*23.2	Consent of Independent Registered Public Accounting Firm.

*24.1	Power of Attorney (included on the signature page hereto).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
†	This Exhibit represents a management contract or a compensatory plan.