Form 10-Q
period 2010-03-31
JARDEN CORP
filed 2010-04-30
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-13665

Jarden Corporation

(Exact name of registrant as specified in its charter)

Delaware	35-1828377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Theodore Fremd Avenue, Rye, New York	10580
(Address of principal executive offices)	(Zip code)

(914) 967-9400

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2010
Common Stock, par value $0.01 per share	92,203,000 shares

JARDEN CORPORATION

Quarterly Report on Form 10-Q

For the three months ended March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three months ended March 31,
	2010	2009
Net sales	$1,189.1	$1,138.9
Cost of sales	880.0	846.6

Gross profit	309.1	292.3
Selling, general and administrative expenses (including stock-based compensation of $16.5 and $9.1 for the three months ended March 31, 2010 and 2009, respectively)	337.8	228.4
Reorganization and acquisition-related integration costs, net	—	12.2

Operating earnings (loss)	(28.7)	51.7
Interest expense, net	40.2	36.2

Income (loss) before taxes	(68.9)	15.5
Income tax provision (benefit)	(9.9)	6.6

Net income (loss)	$(59.0)	$8.9

Earnings (loss) per share:
Basic	$(0.66)	$0.12
Diluted	$(0.66)	$0.12
Weighted average shares outstanding:
Basic	89.3	75.3
Diluted	89.3	75.9

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)

	March 31, 2010	December 31, 2009
Assets
Cash and cash equivalents	$951.0	$827.4
Accounts receivable, net of allowances of $56.9 and $60.7 at March 31, 2010 and December 31, 2009, respectively	870.5	851.3
Inventories	1,066.8	974.1
Deferred taxes on income	185.7	153.2
Prepaid expenses and other current assets	122.9	182.0

Total current assets	3,196.9	2,988.0

Property, plant and equipment, net	486.9	505.7
Goodwill	1,518.3	1,518.4
Intangibles, net	922.1	926.8
Other assets	93.4	84.7

Total assets	$6,217.6	$6,023.6

Liabilities
Short-term debt and current portion of long-term debt	$401.4	$520.3
Accounts payable	456.4	390.7
Accrued salaries, wages and employee benefits	111.4	162.3
Taxes on income	20.5	26.6
Other current liabilities	396.1	384.6

Total current liabilities	1,385.8	1,484.5

Long-term debt	2,492.4	2,145.9
Deferred taxes on income	302.0	300.9
Other non-current liabilities	332.2	325.5

Total liabilities	4,512.4	4,256.8

Commitments and contingencies (see Note 10)	—	—
Stockholders’ equity:
Preferred stock ($0.01 par value, 5.0 shares authorized, no shares issued at March 31, 2010 and December 31, 2009)	—	—
Common stock ($0.01 par value, 150 shares authorized, 92.7 and 90.9 shares issued at March 31, 2010 and December 31, 2009, respectively)	0.9	0.9
Additional paid-in capital	1,469.8	1,460.8
Retained earnings	278.1	344.7
Accumulated other comprehensive income (loss)	(27.9)	(20.9)
Less: Treasury stock (0.5 and 0.7 shares, at cost, at March 31, 2009 and December 31, 2009, respectively)	(15.7)	(18.7)

Total stockholders’ equity	1,705.2	1,766.8

Total liabilities and stockholders’ equity	$6,217.6	$6,023.6

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(59.0)	$8.9
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	30.9	30.4
Venezuela hyperinflationary and devaluation charges	78.1	—
Other non-cash items	(17.6)	1.9
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(24.0)	4.1
Inventory	(106.1)	51.3
Accounts payable	71.6	(50.0)
Other assets and liabilities	(48.8)	(45.2)

Net cash provided by (used in) operating activities	(74.9)	1.4

Cash flows from financing activities:
Net change in short-term debt	9.6	(95.7)
Proceeds from issuance of long-term debt	486.1	—
Payments on long-term debt	(252.7)	(4.3)
Proceeds from issuance of stock, net of transaction fees	4.4	—
Repurchase of common stock and shares tendered for taxes	(7.1)	(0.5)
Dividends paid	(6.7)	—
Debt issuance costs	(12.6)	—

Net cash provided by (used in) financing activities	221.0	(100.5)

Cash flows from investing activities:
Additions to property, plant and equipment	(14.8)	(21.1)
Acquisition of businesses, net of cash acquired and earnout payments	(4.5)	(3.7)
Other	10.0	—

Net cash used in investing activities	(9.3)	(24.8)

Effect of exchange rate changes on cash and cash equivalents	(13.2)	(1.9)

Net increase (decrease) in cash and cash equivalents	123.6	(125.8)
Cash and cash equivalents at beginning of period	827.4	392.8

Cash and cash equivalents at end of period	$951.0	$267.0

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements of Jarden Corporation and its subsidiaries (hereinafter referred to as the “Company” or “Jarden”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all adjustments that are, in the opinion of management, normal and recurring and necessary for a fair presentation of the results for the interim period. The Condensed Consolidated Balance Sheet at December 31, 2009 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on
Form 10-K for the fiscal year ended December 31, 2009.

Venezuela Operations

Effective January 1, 2010, the Company’s subsidiaries operating in Venezuela are considered under GAAP to be operating in a highly inflationary economy based on the use of the blended National Consumer Price Index (a blend of the National Consumer Price Index subsequent to January 1, 2008 and the Consumer Price Index for Caracas and Maracaibo prior to January 1, 2008), as the Venezuela economy exceeded the three year cumulative inflation rate of 100%. The Company’s financial statements of its subsidiaries operating in Venezuela are remeasured as if their functional currency were the U.S. dollar. As such, gains and losses resulting from the remeasurement of monetary assets and liabilities are reflected in current earnings.

On January 8, 2010, the Venezuelan government announced its intention to devalue its currency (Bolivar) relative to the U.S. dollar. The official exchange rate for imported goods classified as essential, such as food and medicine, changed from 2.15 to 2.60, while payments for other non-essential goods moved to an official exchange rate of 4.30. As such, beginning in 2010, the financial statements of the Company’s subsidiaries operating in Venezuela are remeasured at and are reflected in the Company’s consolidated financial statements at the official exchange rate of 4.30, which is the Company’s expected settlement rate.

As a result of the change in the official exchange rate to 4.30, the Company recorded a one-time, non-cash pre-tax loss of approximately $21.5 in the first quarter of 2010, primarily reflecting the write-down of monetary assets. This charge is classified in selling, general and administrative expenses (“SG&A”).

In March 2010, the SEC provided temporary guidance on certain exchange rate issues specific to Venezuela. This SEC guidance, in part, requires that any differences between the amounts reported for financial reporting purposes and actual U.S. dollar denominated balances that may have existed prior to the application of the highly inflationary accounting requirements (effective January 1, 2010 for the Company) should be recognized in the income statement. As a result of applying this SEC guidance, the results of operations for the three months ended March 31, 2010 include a one-time, non-cash charge of $56.6 related to remeasuring $32.0 of U.S. dollar denominated assets at the parallel exchange rate and subsequently translating at the official exchange rate. This charge is classified in SG&A. At December 31, 2009, and prior to the application of the accounting guidance for operating in a highly inflationary economy, the $56.6 was deferred and recorded in other assets.

New Accounting Guidance

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2010-06, which requires companies to provide additional disclosures related to transfers in and out of Level 1 and Level 2 and in the reconciliation of Level 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning on or after December 15, 2009, except for the disclosures related to the reconciliation of Level 3 fair value measurements, which will be effective for fiscal years beginning on or after December 15, 2010, and for interim periods within those fiscal years. Since ASU
2010-06 requires only additional disclosures, the adoption of ASU 2010-06 did not affect the consolidated financial position, results of operations or cash flows of the Company.

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

Adoption of New Accounting Guidance

In June 2009, the FASB issued authoritative accounting guidance (“Guidance”) that in part, amends derecognition guidance for transfers of financial assets, eliminates the exemption from consolidation for qualifying special-purpose entities and requires additional disclosures. This Guidance is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and is effective for the Company beginning in 2010. The adoption of the provisions of this Guidance did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued Guidance that amends the consolidation guidance applicable to variable interest entities. The provisions of this Guidance require entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The Guidance also requires an enterprise to assess on an ongoing basis to determine whether it is a primary beneficiary or has an implicit responsibility to ensure that a variable interest entity operates as designed. This Guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and is effective for the Company beginning in 2010. In January 2010, the FASB indefinitely deferred certain consolidation provisions of this Guidance. The adoption of the provisions of this Guidance did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

2. Acquisitions

On April 1, 2010, the Company acquired the Mapa Spontex Baby Care and Home Care businesses (“Mapa Spontex”) of Total S.A. (“Total”), through the acquisition of certain of Total’s subsidiaries for a Euro purchase price of approximately €217 (approximately $295), subject to certain adjustments (the “Acquisition”). The total value of the transaction, including debt assumed and or repaid, was approximately €332 (approximately $451 as of the closing date). Mapa Spontex is a global manufacturer and distributor of primarily baby care and home care products with leading market positions in Argentina, Brazil and Europe in the core categories it serves. Its baby care portfolio includes feeding bottles, soothers, teats and other infant accessories sold primarily under the Fiona®, First Essentials®, Lillo®, NUK® and Tigex® brands; and health care products, including condoms sold under the Billy Boy® brand. Its home care portfolio includes sponges, rubber gloves and related cleaning products for retail, professional and industrial uses sold primarily under the Mapa® and Spontex® brands. The Acquisition is expected to expand the Company’s product offerings and distribution channels into new, attractive categories and further diversify revenue streams and increase the Company’s international presence. The Acquisition is consistent with the Company’s strategy of purchasing leading, niche consumer-oriented brands with attractive cash flows and strong management. Mapa Spontex will be reported in the Company’s Branded Consumables segment and will be included in the Company’s results of operations from April 1, 2010. For the three months ended March 31, 2010, SG&A includes $18.7 in transaction costs related to the Acquisition.

3. Inventories

Inventories are comprised of the following at March 31, 2010 and December 31, 2009:

(in millions)	March 31, 2010	December 31, 2009
Raw materials and supplies	$201.8	$190.5
Work in process	59.8	64.6
Finished goods	805.2	719.0

Total inventories	$1,066.8	$974.1

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

(Unaudited)—(Continued)

4. Property, Plant and Equipment

Property, plant and equipment, net, consist of the following at March 31, 2010 and December 31, 2009:

(in millions)	March 31, 2010	December 31, 2009
Land	$32.7	$37.6
Buildings	229.7	226.5
Machinery and equipment	785.1	780.5

	1,047.5	1,044.6
Less: Accumulated depreciation	(560.6)	(538.9)

Total property, plant and equipment, net	$486.9	$505.7

Depreciation of property, plant and equipment was $26.5 for both the three months ended March 31, 2010 and 2009.

5. Goodwill and Intangibles

Goodwill activity for the three months ended March 31, 2010 is as follows:

					March 31, 2010
(in millions)	Net Book Value at December 31, 2009	Additions	Purchase Accounting Adjustments	Foreign Exchange and Other Adjustments	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Goodwill
Outdoor Solutions	$660.6	$—	$—	$—	$679.1	$(18.5)	$660.6
Consumer Solutions	491.5	—	—	0.4	491.9	—	491.9
Branded Consumables	344.8	—	—	(0.5)	510.9	(166.6)	344.3
Process Solutions	21.5	—	—	—	21.5	—	21.5

	$1,518.4	$—	$—	$(0.1)	$1,703.4	$(185.1)	$1,518.3

Intangibles activity for the three months ended March 31, 2010 is as follows:

(in millions)	Gross Carrying Amount at December 31, 2009	Additions	Accumulated Amortization and Foreign Exchange	Net Book Value at March 31, 2010	Amortization Periods (years)
Intangibles
Patents	$7.2	$—	$(1.3)	$5.9	12-30
Non-compete agreements	3.7	—	(3.2)	0.5	1-5
Manufacturing process and expertise	30.9	—	(24.0)	6.9	3-7
Brand names	3.2	—	(0.9)	2.3	4-10
Customer relationships and distributor channels	151.7	—	(25.6)	126.1	10-35
Trademarks and tradenames	781.0	—	(0.6)	780.4	indefinite

	$977.7	$—	$(55.6)	$922.1

Amortization of intangibles for the three months ended March 31, 2010 and 2009 was $4.4 and $3.9, respectively.

6. Warranty Reserve

The warranty reserve activity for the three months ended March 31, 2010 is as follows:

(in millions)	2010
Warranty reserve at January 1,	$85.5
Acquisitions and other adjustments	(1.0)
Provisions for warranties issued, net	26.7
Warranty claims paid	(33.1)

Warranty reserve at March 31,	$78.1

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

(Unaudited)—(Continued)

7. Debt

Debt is comprised of the following at March 31, 2010 and December 31, 2009:

(in millions)	March 31, 2010	December 31, 2009
Senior Credit Facility Term Loans	$1,067.9	$1,320.7
8% Senior Notes due 2016	293.0	292.7
7 1/2 % Senior Subordinated Notes due 2017	650.0	650.0
7 1/2 % Senior Subordinated Notes due 2020	470.2	—
Securitization Facility due 2010	250.0	250.0
Revolving Credit Facility	—	—
2% Subordinated Note due 2012	97.5	97.2
Non-U.S. borrowings	52.5	42.8
Other	12.7	12.8

Total debt (1)	2,893.8	2,666.2

Less: current portion	(401.4)	(520.3)

Total long-term debt	$2,492.4	$2,145.9

(1)	At March 31, 2010 and December 31, 2009, the carrying value of total debt approximates fair market value.

In January 2010, the Company completed a registered public offering for $492 aggregate principal amount of 7 1/2% senior subordinated notes due 2020 and received approximately $476 in net proceeds. The offering consisted of two tranches: a U.S. dollar tranche with aggregate principal amount of $275 and a Euro tranche with aggregate principal amount of €150 or approximately $217. The Company used the net proceeds to repay $250 of the Facility term loans, with the balance used for general corporate purposes. Beginning in January 2015, the Company may redeem all or part of the senior subordinated notes due 2020 at specified redemption prices ranging from 100% to 103.75% of the principal amount, plus accrued and unpaid interest to the date of redemption. These notes are subject to similar restrictive and financial covenants as the Company’s existing senior notes and senior subordinated notes.

8. Derivative Financial Instruments

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

Fair Values Hedges

At March 31, 2010, the Company had $625 of notional amount outstanding in swap agreements that exchange a fixed rate of interest for a variable interest rate (LIBOR) plus an approximate 378 basis point spread. These floating rate swaps, which mature in 2017, are not designated as effective hedges for accounting purposes and the fair market value gains or losses are included in the results of operations and are classified in SG&A.

Cash Flow Hedges

At March 31, 2010, the Company had $650 of notional amount outstanding in swap agreements that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through December 2011. At March 31, 2010, the weighted average fixed rate of interest on these swaps was 3.3%. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (loss) (“AOCI”).

At March 31, 2010, the Company had outstanding a $40 notional amount swap agreement that exchanges a variable interest rate (LIBOR) for a fixed rate of interest over the term of the agreement that is not designated as an effective hedge for accounting purposes and the fair market value gains or losses are included in the results of operations and are classified in SG&A. This swap, which matures June 30, 2010, was assumed in a prior year acquisition.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

(Unaudited)—(Continued)

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain U.S. dollar-based debt of foreign subsidiaries. At March 31, 2010, the Company had a $22.6 notional amount cross-currency swap outstanding that exchanges Canadian dollars for U.S. dollars. This swap exchanges the variable interest rate bases of the U.S. dollar balance (3-month U.S. LIBOR plus a spread of 175 basis points) and the equivalent Canadian dollar balance (3-month CAD BA plus a spread of 192 basis points). This swap is designated as fair value hedge on a U.S. dollar-based term loan of a Canadian subsidiary. Changes in the fair market value of this cross-currency swap are recorded as an offset to the corresponding long-term debt.

Forward Foreign Currency Contracts

The Company uses forward foreign currency contracts (“foreign currency contracts”) to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through December 2011. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of income as the underlying hedged item. At March 31, 2010, the Company had approximately $341 notional amount of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases and sales.

In January 2010, the Company entered into foreign currency contracts to purchase €125 as a hedge against the Euro purchase price of the Acquisition (see Note 2). These foreign currency contracts, which matured on April 1, 2010, were not designated as effective hedges for accounting purposes and an $8.5 fair market value loss was recognized during the three months ended March 31, 2010 and included in the results of operations.

Aside from the foreign currency contracts entered into as a hedge against the Euro purchase price of the Acquisition, at March 31, 2010, the Company had outstanding approximately $62.2 notional amount of foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through August 2011. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the impact that the rising price of these commodities has on the cost of certain of the Company’s raw materials. These derivatives provide the Company with maximum cost certainty, and in certain instances allow the Company to benefit should the cost of the commodity fall below certain dollar levels. At March 31, 2010, the Company had outstanding approximately $28.3 notional amount of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through December 2010. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

(Unaudited)—(Continued)

The following table presents the fair value of derivative financial instruments as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Fair Value of Derivatives		Fair Value of Derivatives
(in millions)	Asset (a)	Liability (a)	Asset (a)	Liability (a)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$—	$13.5	$—	$15.2
Foreign currency contracts	6.8	9.2	3.7	10.4
Fair value hedges:
Cross-currency swaps	—	3.3	—	2.8

Subtotal	6.8	26.0	3.7	28.4

Derivatives not designated as effective hedges:
Interest rate swaps – cash flow hedges	—	0.5	—	0.9
Interest rate swaps – fair value hedges	—	13.1	—	15.5
Foreign currency contracts	2.6	10.5	0.8	1.0
Commodity contracts	3.1	0.1	1.3	—

Subtotal	5.7	24.2	2.1	17.4

Total	$12.5	$50.2	$5.8	$45.8

(a) Consolidated balance sheet location:
Asset: Other non-current assets Liability: Other non-current liabilities

The following table presents gain and loss activity (on a pretax basis) for the three months ended March 31, 2010 and 2009 related to derivative financial instruments designated as effective hedges:

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Gain/(Loss)			Gain/(Loss)
(in millions)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$1.7	$1.0	$—	$4.4	$1.6	$—
Foreign currency contracts	1.6	(3.3)	(0.7)	6.6	7.4	0.3

Total	$3.3	$(2.3)	$(0.7)	$11.0	$9.0	$0.3

Location of gain/(loss) in the consolidated results of operations:
Sales		$0.4	$—		$0.1	$—
Cost of Sales		(3.7)	—		7.3	—
SG&A		—	(0.7)		—	0.3
Interest expense		1.0	—		1.6	—

Total		$(2.3)	$(0.7)		$9.0	$0.3

(a)	Represents effective portion recognized in Other Comprehensive Income (“OCI”).
(b)	Represents portion excluded from effectiveness testing.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

(Unaudited)—(Continued)

The following table presents gain and loss activity (on a pretax basis) for the three months ended March 31, 2010 and 2009 related to derivative financial instruments not designated as effective hedges:

	Gain/(Loss) Recognized in Income (a)
	Three Months Ended March 31,
(in millions)	2010	2009
Derivatives not designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$0.4	$0.3
Foreign currency contracts	(7.5)	1.6
Commodity contracts	1.7	2.0
Fair value hedges:
Interest rate swaps	2.4

Total	$(3.0)	$3.9

(a)	Classified in SG&A.

9. Fair Value Measurements

GAAP defines three levels of inputs that may be used to measure fair value and requires that the assets or liabilities carried at fair value be disclosed by the input level under which they were valued. The input levels are defined as follows:

Level 1:	Quoted market prices in active markets for identical assets and liabilities.

Level 2:	Observable inputs other than defined in Level 1, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3:	Unobservable inputs that are not corroborated by observable market data.

The following tables summarize assets and liabilities that are measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009:

	March 31, 2010
	Fair Value Asset (Liability)
(in millions)	Level 1	Level 2	Total
Derivatives:
Assets	$—	$3.2	$3.2
Liabilities	—	(40.9)	(40.9)
Available for sale securities	7.9	—	7.9

	December 31, 2009
	Fair Value Asset (Liability)
(in millions)	Level 1	Level 2	Total
Derivatives:
Assets	$—	$0.1	$0.1
Liabilities	—	(40.1)	(40.1)
Available for sale securities	18.9	—	18.9

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

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

(Unaudited)—(Continued)

10. Contingencies

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. In addition, the Company or certain of its subsidiaries have been identified by the United States Environmental Protection Agency (“EPA”) or a state environmental agency as a Potentially Responsible Party (“PRP”) pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law at various sites. Based on currently available information, the Company does not believe that the disposition of any of the legal or environmental disputes the Company or its subsidiaries are currently involved in will have a material adverse effect upon the Company’s consolidated financial condition, results of operations or cash flows. It is possible that, as additional information becomes available, the impact on the Company of an adverse determination could have a different effect.

Environmental

The Company’s operations are subject to certain federal, state, local and foreign environmental laws and regulations in addition to laws and regulations regarding labeling and packaging of products and the sales of products containing certain environmentally sensitive materials.

In addition to ongoing environmental compliance at its operations, the Company also is actively engaged in environmental remediation activities, the majority of which relate to divested operations and sites. Various of the Company’s subsidiaries have been identified by the EPA or a state environmental agency as a PRP pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law at various sites (collectively, the “Environmental Sites”). The Company has established reserves to cover the anticipated probable costs of investigation and remediation, based upon periodic reviews of all sites for which they have, or may have, remediation responsibility. The Company accrues environmental investigation and remediation costs when it is probable that a liability has been incurred, the amount of the liability can be reasonably estimated and their responsibility for the liability is established. Generally, the timing of these accruals coincides with the earlier of formal commitment to an investigation plan, completion of a feasibility study or a commitment to a formal plan of action. The Company accrues its best estimate of investigation and remediation costs based upon facts known at such dates, and because of the inherent difficulties in estimating the ultimate amount of environmental costs, which are further described below, these estimates may materially change in the future as a result of the uncertainties described below. Estimated costs, which are based upon experience with similar sites and technical evaluations, are judgmental in nature and are recorded at discounted amounts without considering the impact of inflation and are adjusted periodically to reflect changes in applicable laws or regulations, changes in available technologies and receipt by the Company of new information. It is difficult to estimate the ultimate level of future environmental expenditures due to a number of uncertainties surrounding environmental liabilities. These uncertainties include the applicability of laws and regulations, changes in environmental remediation requirements, the enactment of additional regulations, uncertainties surrounding remediation procedures including the development of new technology, the identification of new sites for which various of the Company’s subsidiaries could be a PRP, information relating to the exact nature and extent of the contamination at each Environmental Site and the extent of required cleanup efforts, the uncertainties with respect to the ultimate outcome of issues which may be actively contested and the varying costs of alternative remediation strategies.

Due to the uncertainty described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of March 31, 2010.

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

11. Stockholders’ Equity

In March 2010, the Company’s Board of Directors Board (the “Board”) authorized a $50 increase in the Company’s existing stock repurchase program to allow the Company to repurchase an aggregate of up to $150 its common stock, of which approximately $52 had been utilized at the time of this increase.

In March 2010, the Board declared a quarterly cash dividend of $0.0825 per share of the Company’s common stock or approximately $7.4 payable on April 30, 2010 to stockholders of record as of the close of business on April 1, 2010.

12. Earnings Per Share

The computations of the weighted average shares outstanding for the three months ended March 31, 2010 and 2009 are as follows:

	Three months ended March 31,
(in millions)	2010	2009
Weighted average shares outstanding:
Basic	89.3	75.3
Dilutive share-based awards (1)	—	0.6

Diluted	89.3	75.9

(1)	The three months ended March 31, 2010 excludes 0.8 million potentially dilutive share-based awards as their effect would be anti-dilutive.

Stock options and warrants to purchase 2.2 million and 4.1 million shares of the Company’s common stock at March 31, 2010 and 2009, respectively, had exercise prices that exceeded the average market price of the Company’s common stock for the three months ended March 31, 2010 and 2009, respectively. As such, these share-based awards did not affect the computation of diluted earnings per share.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

(Unaudited)—(Continued)

13. Comprehensive Income

The components of comprehensive income (loss) for the three months ended March 31, 2010 and 2009 are as follows:

	Three months ended March 31,
(in millions)	2010	2009
Net income (loss)	$(59.0)	$8.9
Derivative financial instruments	3.8	1.0
Unrealized gain (loss) on investment	(0.3)	0.2
Cumulative translation adjustment	(10.7)	(19.1)
Accrued benefit cost	0.2	0.6

Comprehensive income (loss)	$(66.0)	$(8.4)

14. Employee Benefit Plans

The components of pension and postretirement benefit expense for the three months ended March 31, 2010 and 2009 are as follows:

	Pension Benefits
	Three months ended March 31,
	2010			2009
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$—	$0.3	$0.3	$—	$0.2	$0.2
Interest cost	4.4	0.4	4.8	4.6	0.4	5.0
Expected return on plan assets	(3.4)	(0.3)	(3.7)	(3.1)	(0.2)	(3.3)
Amortization, net	0.8	—	0.8	1.2	—	1.2

Net periodic cost	$1.8	$0.4	$2.2	$2.7	$0.4	$3.1

	Postretirement Benefits
	Three months ended March 31,
(in millions)	2010	2009
Service cost	$—	$—
Interest cost	0.1	0.1
Amortization, net	(0.2)	(0.2)

Net periodic cost	$(0.1)	$(0.1)

15. Reorganization and Acquisition-Related Integration Costs

The Company did not incur any reorganization and acquisition-related integration costs (collectively, “reorganization costs”) for the three months ended March 31, 2010. Reorganization costs for the three months ended March 31, 2009 are as follows:

	Three months ended March 31, 2009
(in millions)	Employee Terminations	Other Charges	Impairment	Total
Charged to Results of Operations:
Outdoor Solutions	$5.4	$4.0	$—	$9.4
Consumer Solutions	2.8	—	—	2.8

Total	$8.2	$4.0	$—	$12.2

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

(Unaudited)—(Continued)

Outdoor Solutions Segment Reorganization Costs

Reorganization costs in the Outdoor Solutions segment relate to plans to rationalize the overall cost structure of this segment through headcount reductions and facility consolidation. These plans consist of restructuring the Company’s domestic and European paintball operations, realigning distribution and warehouse facilities both domestically and in Europe, rationalizing manufacturing operations in the Far East and integrating various 2009 tuck-in acquisitions. Employee termination charges for the three months ended March 31, 2009 relate to the implementation of these initiatives.

For the three months ended March 31, 2009, other charges include lease and moving costs ($0.9), contract termination fees ($0.5), professional fees ($0.7) and other costs ($1.9).

As of March 31, 2010, $5.6 of severance and other employee benefit-related costs and $7.1 of other costs (primarily lease obligations) remain accrued for reorganization initiatives in the Outdoor Solutions segment.

Consumer Solutions Segment Reorganization Costs

Reorganization costs in the Consumer Solutions segment relate to plans to rationalize the overall cost structure of this segment through headcount reductions. Employee termination charges for the three months ended March 31, 2009 relate to these plans.

As of March 31, 2010, $7.5 of costs (primarily lease obligations) remain accrued for reorganization initiatives in the Consumer Solutions segment.

Accrued Reorganization Costs

Details and the activity related to accrued reorganization costs as of and for the three months ended March 31, 2010 are as follows:

	Accrual Balance at December 31, 2009	Reorganization Costs, net	Payments	Foreign Currency and Other	Accrual Balance at March 31, 2010
Severance and other employee-related	$10.7	$—	$(4.6)	$(0.4)	$5.7
Other costs	18.7	—	(4.4)	0.5	14.8

Total	$29.4	$—	$(9.0)	$0.1	$20.5

16. Segment Information

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

The Outdoor Solutions segment manufactures or sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas and charcoal grills, lanterns and flashlights, propane fuel, sleeping bags, tents and water recreation products such as inflatable boats, kayaks and tow-behinds. The Outdoor Solutions segment is also a leading provider of fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, softball, football, basketball, field hockey and lacrosse products are sold under brand names such as deBeer®, Gait®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas™, Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Helium®, Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as Ex Officio®, Marmot®, Planet Earth® and Zoot®.

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

Segment information as of and for the three months ended March 31, 2010 and 2009 is as follows:

	Three months ended March 31, 2010
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$614.2	$337.4	$169.0	$81.7	$(13.2)	$1,189.1	$—	$1,189.1

Segment earnings (loss)	55.8	46.1	16.9	8.5	—	127.3	(25.9)	101.4
Adjustments to reconcile to reported operating earnings (loss):
Transaction costs (1)	—	—	—	—	—	—	(21.1)	(21.1)
Venezuela hyperinflationary and devaluation charges (see Footnote 1)	—	—	—	—	—	—	(78.1)	(78.1)
Depreciation and amortization	(15.9)	(6.9)	(5.0)	(2.9)	—	(30.7)	(0.2)	(30.9)

Operating earnings (loss)	$39.9	$39.2	$11.9	$5.6	$—	$96.6	$(125.3)	$(28.7)

Other segment data:
Total assets	$2,968.6	$1,713.0	$896.2	$203.5	$—	$5,781.3	$436.3	$6,217.6

	Three months ended March 31, 2009
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$591.3	$335.9	$159.2	$66.5	$(14.0)	$1,138.9	$—	$1,138.9

Segment earnings (loss) (2)	51.9	38.8	14.9	6.8	—	112.4	(20.9)	91.5
Adjustments to reconcile to reported operating earnings (loss):
Reorganization costs (2)	(9.4)	—	—	—	—	(9.4)	—	(9.4)
Depreciation and amortization	(15.9)	(6.8)	(4.7)	(2.8)	—	(30.2)	(0.2)	(30.4)

Operating earnings (loss)	$26.6	$32.0	$10.2	$4.0	$—	$72.8	$(21.1)	$51.7

(1)	Primarily comprised of transactions costs related to the Acquisition (see Note 2).
(2)	For the three months ended March 31, 2009, segment earnings for the Consumer Solutions segment includes $2.8 of reorganization costs (see Note 15).

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

(Unaudited)—(Continued)

17. Condensed Consolidating Financial Data

The Company’s 8% Senior Notes due 2016, 7 1/2% Senior Subordinated Notes due 2017 and 7 1/2% Senior Subordinated Notes due 2020 (see Note 7) are fully guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these notes. Presented below is the condensed consolidating financial data of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009.

Condensed Consolidating Results of Operations

	Three months ended March 31, 2010
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$784.4	$435.8	$(31.1)	$1,189.1
Costs and expenses	48.1	722.0	478.8	(31.1)	1,217.8

Operating (loss) earnings	(48.1)	62.4	(43.0)	—	(28.7)
Other expense, net	14.1	1.2	15.0	—	30.3
Equity in the income of subsidiaries	3.2	(62.6)	—	59.4	—

Net income (loss)	$(59.0)	$(1.4)	$(58.0)	$59.4	$(59.0)

	Three months ended March 31, 2009
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$755.0	$419.4	$(35.5)	$1,138.9
Costs and expenses	21.7	711.0	390.0	(35.5)	1,087.2

Operating (loss) earnings	(21.7)	44.0	29.4	—	51.7
Other expense, net	27.3	0.6	14.9	—	42.8
Equity in the income of subsidiaries	57.9	14.3	—	(72.2)	—

Net income (loss)	$8.9	$57.7	$14.5	$(72.2)	$8.9

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

(Unaudited)—(Continued)

Condensed Consolidating Balance Sheets

	As of March 31, 2010
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$346.9	$953.8	$1,897.8	$(1.6)	$3,196.9
Investment in subsidiaries	4,855.0	1,159.5	—	(6,014.5)	—
Non-current assets	178.7	3,749.8	338.2	(1,246.0)	3,020.7

Total assets	$5,380.6	$5,863.1	$2,236.0	$(7,262.1)	$6,217.6

Liabilities and stockholders’ equity
Current liabilities	$246.5	$552.7	$588.4	(1.8)	$1,385.8
Non-current liabilities	3,428.9	472.8	470.7	(1,245.8)	3,126.6
Stockholders’ equity	1,705.2	4,837.6	1,176.9	(6,014.5)	1,705.2

Total liabilities and stockholders’ equity	$5,380.6	$5,863.1	$2,236.0	$(7,262.1)	$6,217.6

	As of December 31, 2009
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$556.0	$819.0	$1,615.4	$(2.4)	$2,988.0
Investment in subsidiaries	4,554.4	985.1	—	(5,539.5)	—
Non-current assets	171.4	3,727.9	353.9	(1,217.6)	3,035.6

Total assets	$5,281.8	$5,532.0	$1,969.3	$(6,759.5)	$6,023.6

Liabilities and stockholders’ equity
Current liabilities	$357.0	$536.6	$593.0	(2.1)	$1,484.5
Non-current liabilities	3,158.0	459.1	373.1	(1,217.9)	2,772.3
Stockholders’ equity	1,766.8	4,536.3	1,003.2	(5,539.5)	1,766.8

Total liabilities and stockholders’ equity	$5,281.8	$5,532.0	$1,969.3	$(6,759.5)	$6,023.6

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

(Unaudited)—(Continued)

Condensed Consolidating Statements of Cash Flows

	Three months ended March 31, 2010
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(341.8)	$47.0	$219.9	$(74.9)
Financing activities:
Net change in short-term debt	—	—	9.6	9.6
Proceeds (payments) from (to) intercompany transactions	(77.7)	(24.3)	102.0	—
Proceeds from issuance of long-term debt	486.1	—	—	486.1
Payments on long-term debt	(252.7)	—	—	(252.7)
Issuance (repurchase) of common stock, net	(2.7)	—	—	(2.7)
Dividends paid	(6.7)	—	—	(6.7)
Other	(12.6)	—	—	(12.6)

Net cash provided by (used in) financing activities	133.7	(24.3)	111.6	221.0

Investing Activities:
Additions to property, plant and equipment	(0.3)	(12.5)	(2.0)	(14.8)
Acquisition of business and earnout payments, net of cash acquired	—	(4.5)	—	(4.5)
Other	—	—	10.0	10.0

Net cash used in investing activities	(0.3)	(17.0)	8.0	(9.3)

Effect of exchange rate changes on cash	—	—	(13.2)	(13.2)

Net increase in cash and cash equivalents	(208.4)	5.7	326.3	123.6
Cash and cash equivalents at beginning of period	537.9	13.8	275.7	827.4

Cash and cash equivalents at end of period	$329.5	$19.5	$602.0	$951.0

	Three months ended March 31, 2009
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(45.9)	$74.9	$(27.6)	$1.4
Financing activities:
Net change in short-term debt	(129.5)	—	33.8	(95.7)
Proceeds (payments) from (to) intercompany transactions	4.2	(49.9)	45.7	—
Payments on long-term debt	(4.3)	—	—	(4.3)
Issuance (repurchase) of common stock, net	(0.5)	—	—	(0.5)

Net cash provided by (used in) financing activities	(130.1)	(49.9)	79.5	(100.5)

Investing Activities:
Additions to property, plant and equipment	(0.1)	(18.4)	(2.6)	(21.1)
Acquisition of business and earnout payments, net of cash acquired	(1.5)	(2.2)	—	(3.7)
Other	—	(0.7)	0.7	—

Net cash used in investing activities	(1.6)	(21.3)	(1.9)	(24.8)

Effect of exchange rate changes on cash	—	—	(1.9)	(1.9)

Net decrease in cash and cash equivalents	(177.6)	3.7	48.1	(125.8)
Cash and cash equivalents at beginning of period	211.8	7.9	173.1	392.8

Cash and cash equivalents at end of period	$34.2	$11.6	$221.2	$267.0

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

The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the Company’s Forms 10-K, 10-Q and 8-K reports to the Securities and Exchange Commission (“SEC”). Please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a list of factors which could cause the Company’s actual results to differ materially from those projected in the Company’s forward-looking statements and certain risks and uncertainties that may affect the operations, performance and results of the Company’s businesses. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

The Outdoor Solutions segment manufactures or sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas and charcoal grills, lanterns and flashlights, propane fuel, sleeping bags, tents and water recreation products such as inflatable boats, kayaks and tow-behinds. The Outdoor Solutions segment is also a leading provider of fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, softball, football, basketball, field hockey and lacrosse products are sold under brand names such as deBeer®, Gait®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas™, Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Helium®, Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as Ex Officio®, Marmot®, Planet Earth® and Zoot®.

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

Market Overview

The Company operates primarily in the consumer products markets, which are generally affected by overall economic conditions. Global economic weakness, a global recessionary economy and the corresponding effect on consumer confidence and demand negatively affected sales both domestically and internationally in 2009. The adverse impact on sales has somewhat abated during the first quarter of 2010 as global economic conditions have been stabilizing.

Summary of Significant 2010 Activities

•

In January 2010, the Company completed a registered public offering for $492 million aggregate principal amount of 7 1/2% senior subordinated notes due 2020 and received approximately $476 million in net proceeds.

•

In April 2010, the Company completed the acquisition of the Mapa Spontex Baby Care and Home Care businesses (“Mapa Spontex”) of Total S.A. (“Total”), through the acquisition of certain of Total’s subsidiaries. Mapa Spontex is a global manufacturer and distributor of primarily baby care and home care products with leading market positions in Argentina, Brazil and Europe in the core categories it serves.

Acquisitions

Consistent with the Company’s historical acquisition strategy, to the extent the Company pursues future acquisitions, the Company intends to focus on businesses with product offerings that provide geographic or product diversification, or expansion into related categories that can be marketed through the Company’s existing distribution channels or provide us with new distribution channels for our existing products, thereby increasing marketing and distribution efficiencies. Furthermore, the Company expects that acquisition candidates would demonstrate a combination of attractive margins, strong cash flow characteristics, category leading positions and products that generate recurring revenue. The Company anticipates that the fragmented nature of the consumer products market will continue to provide opportunities for growth through strategic acquisitions of complementary businesses. However, there can be no assurance that the Company will complete an acquisition(s) in any given year or that any such acquisition will be significant or successful. The Company will only pursue a candidate when it is deemed to be fiscally prudent and that meets the Company’s acquisition criteria. The Company anticipates that any future acquisitions would be financed through any combination of cash on hand, operating cash flow, availability under our existing credit facilities and new capital market offerings.

2010 Activity

On April 1, 2010, the Company acquired Mapa Spontex from Total, through the acquisition of certain of Total’s subsidiaries for a Euro purchase price of approximately €217 million (approximately $295 million) subject to certain adjustments (the “Acquisition”). The total value of the transaction, including debt assumed and or repaid, was approximately €332 million (approximately $451 million as of the closing date). Mapa Spontex is a global manufacturer and distributor of primarily baby care and home care products with leading market positions in Argentina, Brazil and Europe in the core categories it serves. Its baby care portfolio includes feeding bottles, soothers, teats and other infant accessories sold primarily under the Fiona®, First Essentials®, Lillo®, NUK® and Tigex®

brands; and health care products, including condoms sold under the Billy Boy® brand. Its home care portfolio includes sponges, rubber gloves and related cleaning products for retail, professional and industrial uses sold primarily under the Mapa® and Spontex® brands. The Acquisition is expected to expand the Company’s product offerings and distribution channels into new, attractive categories and further diversify revenue streams and increase the Company’s international presence. The Acquisition is consistent with the Company’s strategy of purchasing leading, niche consumer-oriented brands with attractive cash flows and strong management. Mapa Spontex will be reported in the Company’s Branded Consumables segment and will be included in the Company’s results of operations from April 1, 2010.

2009 Activity

During 2009, the Company completed three tuck-in acquisitions that by nature are complementary to the Company’s core businesses and from an accounting standpoint were not significant.

Venezuela Operations

On January 8, 2010, the Venezuelan government announced its intention to devalue its currency (Bolivar) relative to the U.S. dollar. The official exchange rate for imported goods classified as essential, such as food and medicine, changed from 2.15 to 2.60, while payments for other non-essential goods moved to an official exchange rate of 4.30. As such, beginning in 2010, the financial statements of the Company’s subsidiaries operating in Venezuela are remeasured at and are reflected in the Company’s consolidated financial statements at the official exchange rate of 4.30, which is the Company’s expected settlement rate.

As a result of the change in the official exchange rate to 4.30, the Company recorded a one-time, non-cash pre-tax loss of approximately $21.5 in the first quarter of 2010, primarily reflecting the write-down of monetary assets as of January 1, 2010. This charge is classified in selling, general and administrative costs (“SG&A”).

In March 2010, the SEC provided temporary guidance on certain exchange rate issues specific to Venezuela. This SEC guidance, in part, requires that any differences between the amounts reported for financial reporting purposes and actual U.S. dollar denominated balances that may have existed prior to the application of the highly inflationary accounting requirements (effective January 1, 2010 for the Company) should be recognized in the income statement. As a result of applying this SEC guidance, the results of operations for the three months ended March 31, 2010 include a one-time, non-cash charge of $56.6 million related to remeasuring $32.0 million of U.S. dollar denominated assets at the parallel exchange rate and subsequently translating at the official exchange rate. This charge is classified in SG&A. At December 31, 2009, and prior to the application of the accounting guidance for operating in a highly inflationary economy, the $56.6 million was deferred and recorded in other assets.

The transfers of funds out of Venezuela are subject to restrictions, whereby payments for certain imported goods and services are required to be transacted by exchanging Bolivars for U.S. dollars through securities transactions in the more unfavorable parallel market rather than at the more favorable official exchange rate. While the Company has been able to convert Bolivars at the official exchange rate, if in the future, further restrictions require the Company’s Venezuelan subsidiaries to convert an increasing amount of the Bolivar cash balances into U.S. dollars using the more unfavorable parallel exchange rate, it could result in currency exchange losses that may be material to the Company’s results of operations. At March 31, 2010, the Company’s subsidiaries in Venezuela have approximately $25 million in cash denominated in U.S. dollars and cash of approximately $26 million held in Bolivars converted at the official exchange rate of 4.30.

Results of Operations—Comparing 2010 to 2009

	Net Sales		Operating Earnings (Loss)
	Three months ended March 31,		Three months ended March 31,
(in millions)	2010	2009	2010	2009
Outdoor Solutions	$614.2	$591.3	$39.9	$26.6
Consumer Solutions	337.4	335.9	39.2	32.0
Branded Consumables	169.0	159.2	11.9	10.2
Process Solutions	81.7	66.5	5.6	4.0
Corporate	—	—	(125.3)	(21.1)
Intercompany eliminations	(13.2)	(14.0)	—	—

	$1,189.1	$1,138.9	$(28.7)	$51.7

Three Months Ended March 31 2010 versus the Three Months Ended March 31, 2009

Net sales for the three months ended March 31, 2010 increased $50.2 million, or 4.4%, to $1.2 billion versus the same prior year period. The overall increase in net sales was primarily due to improving economic conditions, improved point of sale in certain product categories, expanded product offerings and favorable foreign currency translation of approximately $17 million, which includes the unfavorable impact of approximately $17 million related to the currency devaluation in Venezuela (see “Venezuela Operations”). Net sales in the Outdoor Solutions segment increased $22.9 million, or 3.9%, primarily as the result of improved sales in the Coleman business due to increased category space at a major domestic retailer; expanded product offerings; an increase in demand resulting from overall economic improvement; and favorable foreign currency translation (approximately $23 million), partially offset by the exiting of two business lines (approximately $9 million). Net sales in the Consumer Solutions segment increased $1.5 million, or 0.4%, primarily as the result of increased demand domestically, especially in the slow cooking and beverage categories and certain personal care and wellness categories, which is primarily due to new product placements; increased point of sales; increased sell through for seasonal products at certain major retailers; and overall economic improvement, offset by unfavorable foreign currency translation (approximately $9 million), which includes the unfavorable impact related to the currency devaluation in Venezuela. Net sales in the Branded Consumables segment increased $9.8 million, or 6.2%, which is mainly due to improved firelog sales, which is in part due to the harsh winter season and market share gains in this category; improvements in the safety and security business due to overall economic improvement; and new product placements, including safes and shredders and favorable foreign currency translation (approximately $3 million). Net sales in the Process Solutions segment increased 22.9% on a year over year basis, primarily due to an increase in the pass through pricing of commodities.

Cost of sales increased $33.4 million to $880 million for the three months ended March 31, 2010 versus the same prior year period. Cost of sales as a percentage of net sales for the three months ended March 31, 2010 and 2009 was 74.0% and 74.3%, respectively. Cost of sales as a percentage of net sales for the three months ended March 31, 2010 was negatively affected as a result of the devaluation in Venezuela (see “Venezuela Operations”). Cost of sales as a percentage of net sales for the three months ended March 31, 2009 was also negatively affected by the sell through of higher cost inventory that was built in 2008 during an unprecedented rise in commodity prices.

SG&A increased $109 million, or 47.9%, to $338 million for the three months ended March 31, 2010 versus the same prior year period. The change is primarily due to $78.1 million of charges related to the Company’s Venezuela operations (see “Venezuela Operations”), acquisition related transaction costs ($21.1 million), the majority of which relate to the Acquisition, and an increase in stock-based compensation ($7.4 million).

Operating earnings for the three months ended March 31, 2010 in the Outdoor Solutions segment increased $13.3 million, or 50.0%, versus the same prior year period primarily due to the gross margin impact of higher sales and a $9.4 million decrease in reorganization and acquisition-related integration costs, net (collectively, “reorganization costs”). Operating earnings for the three months ended March 31, 2010 in the Consumer Solutions segment increased $7.2 million, or 22.5%, versus the same prior year period primarily as the result of a decrease in reorganization costs ($2.8 million), and improved gross margins, which is primarily due to lower commodity and transportation costs, partially offset by the unfavorable impact on gross margins related to the devaluation of the Bolivar (see “Venezuela Operations”). Operating earnings for the three months ended March 31, 2010 in the Branded Consumables segment increased $1.7 million, or 16.7%, versus the same prior year period primarily as the result of the gross margin impact of an increase in sales, partially offset by an increase in SG&A ($2.0 million). Operating earnings in the Process Solutions segment for the three months ended March 31, 2010 increased $1.6 million, or 40.0%, versus the same prior year period primarily as the result of the gross margin impact of higher sales.

For the three months ended March 31, 2010, the Company did not incur any reorganization costs as the reorganization plans from prior periods have been completed. For the three months ended March 31, 2009, reorganization costs were $12.2 million. The majority of these charges ($9.4 million) related to plans to rationalize the overall cost structure of the Outdoor Solutions segment. The Company also recorded reorganization costs ($2.8 million) during the three months ended March 31, 2009 within the Consumer Solutions segment for headcount reductions related to cost reduction initiatives.

Net interest increased by $4.0 million to $40.2 million for the three months ended March 31, 2010 versus the same prior year period due to higher levels of outstanding debt versus the same prior year period and an increase in the Company’s weighted average interest rate for 2010 to 5.53% from 5.3% in 2009.

The Company’s reported tax rate for the three months ended March 31, 2010 was a benefit of approximately 14.4%. The Company’s reported tax rate for the three months ended March 31, 2009 was approximately 43%. The decrease from the statutory tax rate to the reported tax rate (benefit) for the three months ended March 31, 2010 results principally from the tax expense ($32.5 million) due to non-deductible charges primarily related to the devaluation of the Bolivar and from the translation of U.S. dollar denominated net assets in Venezuela (see “Venezuela Operations”), offset by the tax benefit ($18.8 million) related to the reversal of a deferred tax liability attributable to the reduction of Venezuelan earnings considered as not permanently reinvested. The increase from the statutory tax rate to the reported tax rate for the three months ended March 31, 2009 principally results from $1.2 million of tax expense recognized on undistributed foreign income recognized for U.S. tax purposes.

Net income (loss) for the three months ended March 31, 2010 decreased $67.9 million to ($59.0) million versus the same prior year period. For the three months ended March 31, 2010, earnings (loss) per share was ($0.66) per diluted share versus $0.12 per diluted share for the three months ended March 31, 2009. The decrease in net income was primarily due to the one-time, non-cash charges related to the Venezuela operations ($78.1 million), partially offset by the decrease in reorganization costs ($12.2 million) and the gross margin impact of higher sales.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company believes that its cash and cash equivalents, cash generated from operations and the availability under the senior credit facility and the credit facilities of certain foreign subsidiaries as of March 31, 2010, provide sufficient liquidity to support working capital requirements, planned capital expenditures, completion of current and future reorganization and acquisition-related integration programs, pension plan contribution requirements and debt obligations for the foreseeable future.

Cash Flows from Operating Activities

Net cash provided by (used in) operating activities was ($74.9) million and $1.4 million for the three months ended March 31, 2010 and 2009, respectively. The change is primarily due to a higher year over year seasonal inventory build as the Company returns to growing its sales. The Company’s inventory at March 31, 2009 was maintained at levels consistent with the anticipated demand decline as a result of the global recessionary environment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2010 was $221 million versus net cash used by financing activities of $101 million for the same prior year period. The change is primarily due the proceeds from the issuance of long-term debt in excess of payments on long-term debt ($233 million) during 2010 and impact of the incremental net change in short-term debt on a year-over-year basis ($105 million).

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2010 and 2009 was $9.3 million versus $24.8 million, respectively. For the three months ended March 31, 2010, capital expenditures were $14.8 million versus $21.1 million for the same prior year period. The Company has historically maintained capital expenditures at less than 2% of net sales and expects that capital expenditures for 2010 will increase to an annualized run rate of approximately 2.5% following the Acquisition.

Dividends

On March 15, 2010, the Company’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.0825 per share of the Company’s common stock, or approximately $7.4 million, payable on April 30, 2010 to stockholders of record as of the close of business on April 1, 2010. This dividend reflects a 10% increase from the Company’s most recent dividend declared on December 15, 2009. The Company anticipates a total annual dividend of $0.33 per share of common stock, which represents a 10% increase over the 2009 annualized run rate. However, the actual declaration of any future cash dividends, and the establishment of record and payment dates, will be subject to final determination by the Board each quarter after its review of the Company’s financial performance.

CAPITAL RESOURCES

At March 31, 2010, the Company had cash and cash equivalents of $951 million. On April 1, 2010, a portion of cash on hand was used to finance the Acquisition (see “Acquisitions – 2010 Activity”). At March 31, 2010, there was no amount outstanding under the revolving credit portion of the Company’s senior credit facility (the “Facility”). At March 31, 2010, net availability under the Facility was approximately $62.4 million, after deducting approximately $37.6 million of outstanding letters of credit. The Company is required to pay commitment fees on the unused balance of the revolving credit facility. At March 31, 2010, the annual commitment fee on unused balances was 0.375%.

On January 20, 2010, the Company completed a registered public offering for $492 million aggregate principal amount of 7 1/2% senior subordinated notes due 2020 and received approximately $476 million in net proceeds. The offering consisted of two tranches: a U.S. dollar tranche with aggregate principal amount of $275 million and a Euro tranche with aggregate principal amount of €150 million or approximately $217 million. The Company used the net proceeds to repay $250 million of the Facility term loans, with the balance used for general corporate purposes. Beginning in January 2015, the Company may redeem all or part of the senior subordinated notes due 2020 at specified redemption prices ranging from 100% to 103.75% of the principal amount, plus accrued and unpaid interest to the date of redemption. These notes are subject to similar restrictive and financial covenants as the Company’s existing senior notes and senior subordinated notes.

The Company maintains a $250 million receivables purchase agreement (the “Securitization Facility”), which is subject to annual renewal by both parties, and which bears interest at a margin over the commercial paper rate. Under the Securitization Facility, substantially all of the Company’s Outdoor Solutions, Consumer Solutions and Branded Consumables domestic accounts receivable are sold to a special purpose entity, Jarden Receivables, LLC (“JRLLC”), which is a wholly-owned consolidated subsidiary of the Company. JRLLC funds these purchases with borrowings under a loan agreement, secured by the accounts receivable. There is no recourse to the Company for the unpaid portion of any loans under this loan agreement. To the extent there is availability, the Securitization Facility will be drawn upon and repaid as needed to fund general corporate purposes. At March 31, 2010, the Securitization Facility had outstanding borrowings totaling $250 million. The borrowing rate margin is 2.25% and the unused line fee is 1.125% per annum. The Securitization Facility is subject to an annual renewal, whose term expires in July 2010. The Company currently intends to seek renewal of this Securitization Facility; however, should it not be renewed, the Company may seek alternative financing.

Certain foreign subsidiaries of the Company maintain working capital lines of credits with their respective local financial institutions for use in operating activities. At March 31, 2010, the aggregate amount available under these lines of credit totaled approximately $125 million.

The Company was not in default of any of its debt covenants at March 31, 2010.

In March 2010, the Board authorized a $50 million increase in the Company’s existing stock repurchase program to allow the Company to repurchase an aggregate of up to $150 million its common stock, of which approximately $52 million had been utilized at the time of this increase.

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

Fair Values Hedges

At March 31, 2010, the Company had $625 million of notional amount outstanding in swap agreements that exchange a fixed rate of interest for a variable interest rate (LIBOR) plus an approximate 378 basis point spread. These floating rate swaps, which mature in 2017, are not designated as effective hedges for accounting purposes and the fair market value gains or losses are included in the results of operations.

Cash Flow Hedges

At March 31, 2010, the Company had $650 million of notional amount outstanding in swap agreements that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through December 2011. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (loss) (“AOCI”).

At March 31, 2010, the Company had outstanding a $40 million notional amount swap agreement that exchanges a variable interest rate (LIBOR) for a fixed rate of interest over the term of the agreement that is not designated as an effective hedge for accounting purposes and the fair market value gains or losses are included in the results of operations and are classified in SG&A. This swap, which matures June 30, 2010, was assumed in a prior year acquisition.

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain U.S. dollar-based debt of foreign subsidiaries. At March 31, 2010, the Company had a $22.6 million notional amount cross-currency swap outstanding that exchanges Canadian dollars for U.S. dollars. This swap exchanges the variable interest rate bases of the U.S. dollar balance (3-month U.S. LIBOR plus a spread of 175 basis points) and the equivalent Canadian dollar balance (3-month CAD BA plus a spread of 192 basis points). This swap is designated as fair value hedge on a U.S. dollar-based term loan of a Canadian subsidiary. Changes in the fair market value of this cross-currency swap are recorded as an offset to the corresponding long-term debt.

Forward Foreign Currency Contracts

The Company uses forward foreign currency contracts (“foreign currency contracts”) to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through December 2011. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of income as the underlying hedged item. At March 31, 2010, the Company had approximately $341 million notional amount of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases and sales.

In January 2010, the Company entered into foreign currency contracts to purchase €125 million as a hedge against the Euro purchase price of the Acquisition. These foreign currency contracts, which matured on April 1, 2010, were not designated as effective hedges for accounting purposes and an $8.5 million fair market value loss was recognized during the three months ended March 31, 2010 and included in the results of operations.

Aside from the foreign currency contracts entered into as a hedge against the Euro purchase price of the Acquisition, at March 31, 2010, the Company had outstanding approximately $62.2 million notional amount of foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through August 2011. Fair market value gains or losses are included in the results of operations.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the impact that the rising price of these commodities has on the cost of certain of the Company’s raw materials. These derivatives provide the Company with maximum cost certainty, and in certain instances allow the Company to benefit should the cost of the commodity fall below certain dollar levels. At March 31, 2010, the Company had outstanding approximately $28.3 million notional amount of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through December 2010. Fair market value gains or losses are included in the results of operations.

The following table presents the fair value of derivative financial instruments as of March 31, 2010:

March 31, 2010
(in millions)	Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(13.5)
Foreign currency contracts	(2.4)
Fair value hedges:
Cross-currency swaps	(3.3)

Subtotal	(19.2)

Derivatives not designated as effective hedges:
Interest rate swaps – cash flow hedges	(0.5)
Interest rate swaps – fair value hedges	(13.1)
Foreign currency contracts	(7.9)
Commodity contracts	3.0

Subtotal	(18.5)

Total	$(37.7)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Other than as discussed above, there have been no material changes from the information previously reported under Part II, Item 7A. in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. In addition, the Company or certain of its subsidiaries have been identified by the United States Environmental Protection Agency (“EPA”) or a state environmental agency as a Potentially Responsible Party (“PRP”) pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law at various sites. Based on currently available information, the Company does not believe that the disposition of any of the legal or environmental disputes the Company or its subsidiaries are currently involved in will have a material adverse effect upon the Company’s consolidated financial condition, results of operations or cash flows. It is possible that, as additional information becomes available, the impact on the Company of an adverse determination could have a different effect.

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

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 6.	Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit	Description

3.1

Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on

Form 10-K, filed with the Commission on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 15, 2005, and incorporated herein by reference).

3.4	Certificate of Designations of Series D Junior Participating Preferred Stock of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 21, 2008, and incorporated herein by reference).

3.5	Certificate of Elimination of the Series D Junior Participating Preferred Stock of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 20, 2009, and incorporated herein by reference).

3.6	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 19, 2007, and incorporated herein by reference).

3.7	Amendment No. 1 to the Amended and Restated Bylaws of the Company (filed as Exhibit 3.6 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 23, 2009, and incorporated herein by reference).

4.1	Base Indenture dated January 20, 2010 (the “2010 Indenture”), between the Company and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 22, 2010, and incorporated herein by reference).

4.2	First Supplemental Indenture to the 2010 Indenture, dated January 20, 2010, among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 22, 2010, and incorporated herein by reference).

†10.1	Restricted Stock Agreement, dated January 5, 2010, between the Company and Martin E. Franklin (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 8, 2010, and incorporated herein by reference).

†10.2	Restricted Stock Agreement, dated January 5, 2010, between the Company and Ian G.H. Ashken (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 8, 2010, and incorporated herein by reference).

†10.3	Restricted Stock Agreement, dated January 5, 2010, between the Company and James E. Lillie (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 8, 2010, and incorporated herein by reference).

†10.4	Restricted Stock Agreement, dated January 5, 2010, between the Company and Martin E. Franklin (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on January 8, 2010, and incorporated herein by reference).

†10.5	Restricted Stock Agreement, dated January 5, 2010, between the Company and Ian G.H. Ashken (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on January 8, 2010, and incorporated herein by reference).

Exhibit	Description

†10.6	Restricted Stock Agreement, dated January 5, 2010, between the Company and James E. Lillie (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on January 8, 2010, and incorporated herein by reference).

10.7	Amendment No. 13 to Credit Agreement and Amendment No. 5 to Pledge and Security Agreement dated January 22, 2010, among the Company, Deutsche Bank AG New York Branch, as administrative agent, Citicorp USA, Inc., as syndication agent, and each incremental lender identified on the signature pages thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 22, 2010, and incorporated herein by reference).

10.8	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 22, 2010, and incorporated herein by reference).

10.9	Partial Release of Collateral and Amendment No. 7 to the Amended and Restated Loan Agreement, dated as of January 26, 2010, by and among Jarden Receivables, LLC, as borrower, Jarden Corporation, as servicer, Three Pillars Funding LLC, as lender, and SunTrust Robinson Humphrey, Inc., as administrator (filed as Exhibit 10.80 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 24, 2010, and incorporated herein by reference).

10.10	Form of 7 1/2% Senior Subordinated Dollar Note Due 2020 (filed as Exhibit A to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission January 22, 2010, and incorporated herein by reference).

10.11	Form of 7 1/2% Senior Subordinated Euro Note Due 2020 (filed as Exhibit A to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Commission January 22, 2010, and incorporated herein by reference).

10.12	Share Purchase Agreement, dated April 1, 2010, by and among Jarden Corporation, Total S.A. and Camping Gaz (Deutschland) GmbH (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission April 7, 2010, and incorporated herein by reference).

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	This Exhibit represents a management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2010

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