Form 10-Q
period 2010-06-30
JARDEN CORP
filed 2010-08-06
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2010
Common Stock, par value $0.01 per share	91,600,000 shares

JARDEN CORPORATION

Quarterly Report on Form 10-Q

For the three and six months ended June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net sales	$1,547.5	$1,269.7	$2,736.6	$2,408.6
Cost of sales	1,135.9	913.3	2,015.9	1,759.9

Gross profit	411.6	356.4	720.7	648.7
Selling, general and administrative	273.9	240.7	611.7	469.1
Reorganization and acquisition-related integration costs, net	—	6.0	—	18.2
Impairment of goodwill and intangibles	18.3	—	18.3	—

Operating earnings	119.4	109.7	90.7	161.4
Interest expense, net	43.9	38.8	84.1	75.0

Income before taxes	75.5	70.9	6.6	86.4
Income tax provision	37.1	26.0	27.2	32.6

Net income (loss)	$38.4	$44.9	$(20.6)	$53.8

Earnings (loss) per share:
Basic	$0.43	$0.53	$(0.23)	$0.67
Diluted	$0.43	$0.53	$(0.23)	$0.67
Weighted average shares outstanding:
Basic	89.2	84.4	89.2	79.9
Diluted	90.0	85.2	89.2	80.6

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)

	June 30, 2010	December 31, 2009
Assets
Cash and cash equivalents	$409.9	$827.4
Accounts receivable, net of allowances of $55.9 and $60.7 at June 30, 2010 and December 31, 2009, respectively	1,052.5	851.3
Inventories	1,287.5	974.1
Deferred taxes on income	184.8	153.2
Prepaid expenses and other current assets	161.6	182.0

Total current assets	3,096.3	2,988.0

Property, plant and equipment, net	631.6	505.7
Goodwill	1,625.3	1,518.4
Intangibles, net	1,028.8	926.8
Other assets	119.0	84.7

Total assets	$6,501.0	$6,023.6

Liabilities
Short-term debt and current portion of long-term debt	$525.1	$520.3
Accounts payable	597.2	390.7
Accrued salaries, wages and employee benefits	170.6	162.3
Taxes on income	36.1	26.6
Other current liabilities	443.8	384.6

Total current liabilities	1,772.8	1,484.5

Long-term debt	2,362.3	2,145.9
Deferred taxes on income	344.8	300.9
Other non-current liabilities	337.3	325.5

Total liabilities	4,817.2	4,256.8

Commitments and contingencies (see Note 10)	—	—
Stockholders’ equity:
Preferred stock ($0.01 par value, 5.0 shares authorized, no shares issued at June 30, 2010 and December 31, 2009)	—	—
Common stock ($0.01 par value, 150 shares authorized, 92.7 and 90.9 shares issued at June 30, 2010 and December 31, 2009, respectively)	0.9	0.9
Additional paid-in capital	1,472.1	1,460.8
Retained earnings	308.9	344.7
Accumulated other comprehensive income (loss)	(63.7)	(20.9)
Less: Treasury stock (1.1 and 0.7 shares, at cost, at June 30, 2010 and December 31, 2009, respectively)	(34.4)	(18.7)

Total stockholders’ equity	1,683.8	1,766.8

Total liabilities and stockholders’ equity	$6,501.0	$6,023.6

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(20.6)	$53.8
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	66.5	61.7
Impairment of goodwill and intangibles	18.3	—
Venezuela hyperinflationary and devaluation charges	78.1	—
Other non-cash items	3.5	19.3
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(64.3)	87.1
Inventory	(206.2)	74.6
Accounts payable	141.6	(12.7)
Other assets and liabilities	(18.8)	(52.8)

Net cash provided by (used in) operating activities	(1.9)	231.0

Cash flows from financing activities:
Net change in short-term debt	7.7	(133.1)
Proceeds from issuance of long-term debt	486.1	292.2
Payments on long-term debt	(255.5)	(294.3)
Proceeds from issuance of stock, net of transaction fees	3.7	202.7
Repurchase of common stock and shares tendered for taxes	(27.7)	(0.5)
Dividends paid	(14.1)	—
Debt issuance costs	(12.6)	(9.8)
Other	(5.0)	—

Net cash provided by financing activities	182.6	57.2

Cash flows from investing activities:
Additions to property, plant and equipment	(64.6)	(44.4)
Acquisition of businesses, net of cash acquired and earnout payments	(508.6)	(12.0)
Other	9.0	(4.3)

Net cash used in investing activities	(564.2)	(60.7)

Effect of exchange rate changes on cash and cash equivalents	(34.0)	5.9

Net increase (decrease) in cash and cash equivalents	(417.5)	233.4
Cash and cash equivalents at beginning of period	827.4	392.8

Cash and cash equivalents at end of period	$409.9	$626.2

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

Supplemental Information

Stock-based compensation costs, which are included in selling, general and administrative expenses (“SG&A”), were $4.1 and $4.4 for the three months ended June 30, 2010 and 2009, respectively, and $20.6 and $13.5 for the six months ended June 30, 2010 and 2009, respectively.

Interest expense is net of interest income of $1.2 and $1.9 for the three months ended June 30, 2010 and 2009, respectively, and $2.9 and $4.1, for the six months ended June 30, 2010 and 2009, respectively.

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

On January 8, 2010, the Venezuelan government announced its intention to devalue its currency (Bolivar) relative to the U.S. dollar. The official exchange rate for imported goods classified as essential, such as food and medicine, changed from 2.15 to 2.60 Bolivars per U.S. dollar, while payments for other non-essential goods moved to an official exchange rate of 4.30 Bolivars per U.S. dollar. As such, beginning in 2010, the financial statements of the Company’s subsidiaries operating in Venezuela are remeasured at and are reflected in the Company’s consolidated financial statements at the official exchange rate of 4.30, which is the Company’s expected settlement rate.

As a result of the change in the official exchange rate to 4.30 Bolivars per U.S. dollar, the Company recorded a non-cash pre-tax loss of approximately $21.5 in the first quarter of 2010, primarily reflecting the write-down of monetary assets as of January 1, 2010. This charge is classified in SG&A.

In March 2010, the SEC provided guidance on certain exchange rate issues specific to Venezuela. This SEC guidance, in part, requires that any differences between the amounts reported for financial reporting purposes and actual U.S. dollar denominated balances that may have existed prior to the application of the highly inflationary accounting requirements (effective January 1, 2010 for the Company) should be recognized in the income statement. As a result of applying this SEC guidance, the results of operations for the six months ended June 30, 2010 include a non-cash charge of $56.6 related to remeasuring $32.0 of U.S. dollar denominated assets at the parallel exchange rate and subsequently translating at the official exchange rate. This charge, which was recorded during the first quarter of 2010, is classified in SG&A. At December 31, 2009, and prior to the application of the accounting guidance for operating in a highly inflationary economy, the $56.6 was deferred and recorded in other assets. This SEC guidance was codified by the Financial Accounting Standards Board (the “FASB”) in May 2010, with the issuance of Accounting Standards Update (“ASU”) 2010-19.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

New Accounting Guidance

In January 2010, the FASB issued ASU 2010-06, which requires companies to provide additional disclosures related to transfers in and out of Level 1 and Level 2 and in the reconciliation of Level 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning on or after December 15, 2009, except for the disclosures related to the reconciliation of Level 3 fair value measurements, which will be effective for fiscal years beginning on or after December 15, 2010, and for interim periods within those fiscal years. Since ASU 2010-06 requires only additional disclosures, the adoption of ASU 2010-06 did not affect the consolidated financial position, results of operations or cash flows of the Company.

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

Adoption of New Accounting Guidance

In June 2009, the FASB issued authoritative accounting guidance (“Guidance”) that in part, amends derecognition guidance for transfers of financial assets, eliminates the exemption from consolidation for qualifying special-purpose entities and requires certain additional disclosures. This Guidance is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and was effective for the Company beginning in 2010. The adoption of the provisions of this Guidance did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued Guidance that amends the consolidation guidance applicable to variable interest entities. The provisions of this Guidance require entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This Guidance also requires an enterprise to assess on an ongoing basis to determine whether it is a primary beneficiary or has an implicit responsibility to ensure that a variable interest entity operates as designed. This Guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and was effective for the Company beginning in 2010. In January 2010, the FASB indefinitely deferred certain consolidation provisions of this Guidance. The adoption of the provisions of this Guidance did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

2. Acquisitions

On April 1, 2010, the Company acquired the Mapa Spontex Baby Care and Home Care businesses (“Mapa Spontex”) of Total S.A. (“Total”), through the acquisition of certain of Total’s subsidiaries for a Euro purchase price of approximately €201 (approximately $274), subject to certain adjustments (the “Acquisition”). The total value of the transaction, including debt assumed and or repaid, was approximately €316 (approximately $430). Mapa Spontex is a global manufacturer and distributor of primarily baby care and home care products with leading market positions in Argentina, Brazil and Europe in the core categories it serves. Its baby care portfolio includes feeding bottles, soothers, teats and other infant accessories sold primarily under the Fiona®, First Essentials®, Lillo®, NUK® and Tigex® brands; and health care products, including condoms sold under the Billy Boy® brand. Its home care portfolio includes sponges, rubber gloves and related cleaning products for industrial, professional and retail uses sold primarily under the Mapa® and Spontex® brands. The Acquisition is expected to expand the Company’s product offerings and distribution channels into new, attractive categories and further diversify revenue streams and increase the Company’s international presence. The Acquisition is consistent with the Company’s strategy of purchasing leading, niche consumer-oriented brands with attractive cash flows and strong management. Mapa Spontex is reported in the Company’s Branded Consumables segment and is included in the Company’s results of operations from April 1, 2010 (the “Acquisition Date).

Based on the Company’s preliminary independent valuation, which is subject to further refinement, the Company allocated the total purchase price, net of cash acquired, to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the Acquisition Date. Based on the purchase price allocation, the Company allocated $10.2 of the purchase price to identified tangible net assets and $103 of the purchase price to identified intangible assets. The Company recorded the excess of the purchase price over the aggregate fair values of $124 as goodwill.

During 2010, the Company also completed one tuck-in acquisition that by nature is complementary to the Company’s core businesses and from an accounting standpoint was not significant.

For the three and six months ended June 30, 2010, cost of sales includes a $25.3 charge for the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory related to these acquisitions.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

For the three and six months ended June 30, 2010, SG&A includes $2.1 and $20.6, respectively, in transaction costs related to these acquisitions.

3. Inventories

Inventories are comprised of the following at June 30, 2010 and December 31, 2009:

(in millions)	June 30, 2010	December 31, 2009
Raw materials and supplies	$246.9	$190.5
Work in process	81.6	64.6
Finished goods	959.0	719.0

Total inventories	$1,287.5	$974.1

4. Property, Plant and Equipment

Property, plant and equipment, net, consist of the following at June 30, 2010 and December 31, 2009:

(in millions)	June 30, 2010	December 31, 2009
Land	$48.1	$37.6
Buildings	275.7	226.5
Machinery and equipment	900.2	780.5

	1,224.0	1,044.6
Less: Accumulated depreciation	(592.4)	(538.9)

Total property, plant and equipment, net	$631.6	$505.7

Depreciation of property, plant and equipment was $31.2 and $27.5 for the three months ended June 30, 2010 and 2009, respectively, and $57.7 and $54.0 for the six months ended June 30, 2010 and 2009, respectively.

5. Goodwill and Intangibles

Goodwill activity for the six months ended June 30, 2010 is as follows:

					June 30, 2010
(in millions)	Net Book Value at December 31, 2009	Acquisitions	Impairment Charge	Foreign Exchange and Other Adjustments	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Goodwill
Outdoor Solutions	$660.6	$—	$—	$—	$679.1	$(18.5)	$660.6
Consumer Solutions	491.5	—	—	0.3	491.8	—	491.8
Branded Consumables	344.8	124.4	(17.3)	(0.5)	635.3	(183.9)	451.4
Process Solutions	21.5	—	—	—	21.5	—	21.5

	$1,518.4	$124.4	$(17.3)	$(0.2)	$1,827.7	$(202.4)	$1,625.3

During the three months ended June 30, 2010, the Company recorded a non-cash charge of $17.3 to reflect impairment of goodwill in the Company’s Branded Consumables segment. The impairment was due to a decrease in the fair value of forecasted cash flows, reflecting the deterioration of revenues and margins in this segment’s Arts and Crafts business due to a decline in 2010 of forecasted sales to a major customer.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

Intangibles activity for the six months ended June 30, 2010 is as follows:

(in millions)	Gross Carrying Amount at December 31, 2009	Acquisitions	Impairment Charge	Accumulated Amortization and Foreign Exchange	Net Book Value at June 30, 2010	Amortization Periods (years)
Intangibles
Patents	$7.2	$—	$—	$(1.4)	$5.8	12-30
Non-compete agreements	3.7	—	—	(3.6)	0.1	1-5
Manufacturing process and expertise	30.9	5.3	—	(26.0)	10.2	3-7
Brand names	3.2	14.4	—	(1.2)	16.4	4-10
Customer relationships and distributor channels	151.7	26.6	—	(27.3)	151.0	10-35
Trademarks and tradenames	781.0	66.3	(1.0)	(1.0)	845.3	indefinite

	$977.7	$112.6	$(1.0)	$(60.5)	$1,028.8

Amortization of intangibles was $4.4 and $3.8 for the three months ended June 30, 2010 and 2009, respectively, and $8.8 and $7.7 for the six months ended June 30, 2010 and 2009, respectively.

During the three months ended June 30, 2010, the Company recorded a non-cash charge of $1.0 within the Branded Consumables segment to reflect the impairment of certain tradenames within this segment’s Arts and Crafts business. The impairment was due to a decrease in the fair value of forecasted cash flows, reflecting the deterioration of revenues and margins in the business due to a decline in 2010 of forecasted sales to a major customer.

6. Warranty Reserve

The warranty reserve activity for the six months ended June 30, 2010 is as follows:

(in millions)	2010
Warranty reserve at January 1,	$85.5
Acquisitions and other adjustments	(0.5)
Provisions for warranties issued, net	60.0
Warranty claims paid	(60.1)

Warranty reserve at June 30,	$84.9

7. Debt

Debt is comprised of the following at June 30, 2010 and December 31, 2009:

(in millions)	June 30, 2010	December 31, 2009
Senior Credit Facility Term Loans	$1,065.2	$1,320.7
8% Senior Notes due 2016	293.2	292.7
7 1/2 % Senior Subordinated Notes due 2017	650.0	650.0
7 1/2 % Senior Subordinated Notes due 2020	455.3	—
Securitization Facility due 2010	250.0	250.0
Revolving Credit Facility	—	—
2% Subordinated Note due 2012	97.8	97.2
Non-U.S. borrowings	62.9	42.8
Other	13.0	12.8

Total debt (1)	2,887.4	2,666.2

Less: current portion	(525.1)	(520.3)

Total long-term debt	$2,362.3	$2,145.9

(1)	At June 30, 2010 and December 31, 2009, the carrying value of total debt approximates fair market value.

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

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

The Company used the net proceeds to repay $250 of the senior credit facility term loans, with the balance used for general corporate purposes. Beginning in January 2015, the Company may redeem all or part of the senior subordinated notes due 2020 at specified redemption prices ranging from 100% to 103.75% of the principal amount, plus accrued and unpaid interest to the date of redemption. These notes are subject to similar restrictive and financial covenants as the Company’s existing senior notes and senior subordinated notes.

On July 29, 2010, the Company entered into an amendment to the securitization facility that increased maximum borrowings from $250 to $300 and extended the term for three years until July 2013. Following the renewal, the borrowing rate margin is 2.0% and the unused line fee is 0.95% per annum.

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

Fair Values Hedges

During the three months ended June 30, 2010, the Company terminated $625 notional amount outstanding in swap agreements that exchange a fixed rate of interest for a variable interest rate and received $3.1 in net proceeds, a portion of which was not received until July 2010. These floating rate swaps were not designated as effective hedges for accounting purposes and the fair market value gains or losses are included in the results of operations.

Cash Flow Hedges

At June 30, 2010, the Company had $650 notional amount outstanding in swap agreements that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through December 2011. At June 30, 2010, the weighted average fixed rate of interest on these swaps was 3.3%. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (loss) (“AOCI”).

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain U.S. dollar-based debt of foreign subsidiaries. At June 30, 2010, the Company had a $22.5 notional amount cross-currency swap that exchanges Canadian dollars for U.S. dollars. This swap exchanges the variable interest rate bases of the U.S. dollar balance (3-month U.S. LIBOR plus a spread of 175 basis points) and the equivalent Canadian dollar balance (3-month CAD BA plus a spread of 192 basis points). This swap is designated as fair value hedge on a U.S. dollar-based term loan of a Canadian subsidiary. Changes in the fair market value of this cross-currency swap are recorded as an offset to the corresponding long-term debt.

Forward Foreign Currency Contracts

The Company uses forward foreign currency contracts (“foreign currency contracts”) to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through March 2012. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of income as the underlying hedged item. At June 30, 2010, the Company had approximately $436 notional amount of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases and sales.

At June 30, 2010, the Company had outstanding approximately $87 notional amount of foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through August 2011. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

In January 2010, the Company entered into foreign currency contracts to purchase €125 as a hedge against the Euro purchase price of the Acquisition (see Note 2). These foreign currency contracts, which matured on April 1, 2010, were not designated as effective hedges for accounting purposes and an $8.5 fair market value loss was recognized and included in the results of operations.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the impact that the rising price of these commodities has on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with maximum cost certainty, and in certain instances allow the Company to benefit should the cost of the commodity fall below certain dollar levels. At June 30, 2010, the Company had outstanding approximately $24 notional amount of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through March 2011. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

The following table presents the fair value of derivative financial instruments as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Fair Value of Derivatives		Fair Value of Derivatives
(in millions)	Asset (a)	Liability (a)	Asset (a)	Liability (a)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$—	$9.3	$—	$15.2
Foreign currency contracts	10.0	11.7	3.7	10.4
Fair value hedges:
Cross-currency swaps	—	3.1	—	2.8

Subtotal	10.0	24.1	3.7	28.4

Derivatives not designated as effective hedges:
Interest rate swaps – cash flow hedges	—	—	—	0.9
Interest rate swaps – fair value hedges	—	—	—	15.5
Foreign currency contracts	2.6	1.5	0.8	1.0
Commodity contracts	0.5	0.7	1.3	—

Subtotal	3.1	2.2	2.1	17.4

Total	$13.1	$26.3	$5.8	$45.8

(a) Consolidated balance sheet location:
Asset: Other non-current assets
Liability: Other non-current liabilities

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

The following table presents gain and loss activity (on a pretax basis) for the three and six months ended June 30, 2010 and 2009 related to derivative financial instruments designated as effective hedges:

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Gain/(Loss)			Gain/(Loss)
(in millions)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$4.1	0.5	$—	$5.4	$0.7	$—
Foreign currency contracts	0.4	(3.3)	(0.3)	(6.7)	8.1	(3.5)

Total	$4.5	(2.8)	$(0.3)	$(1.3)	$8.8	$(3.5)

Location of gain/(loss) in the consolidated results of operations:
Sales		$—	$—		$(0.5)	$—
Cost of sales		(3.3)	—		8.6	—
SG&A		—	(0.3)		—	(3.5)
Interest expense		0.5	—		0.7	—

Total		$(2.8)	$(0.3)		$8.8	$(3.5)

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Gain/(Loss)			Gain/(Loss)
(in millions)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$5.8	1.5	$—	$9.8	$2.3	$—
Foreign currency contracts	2.0	(6.6)	(1.0)	(0.1)	15.5	(3.2)

Total	$7.8	(5.1)	$(1.0)	$9.7	$17.8	$(3.2)

Location of gain/(loss) in the consolidated results of operations:
Sales		$0.4	$—		$(0.4)	$—
Cost of sales		(7.0)	—		15.9	—
SG&A		—	(1.0)		—	(3.2)
Interest expense		1.5	—		2.3	—

Total		$(5.1)	$(1.0)		$17.8	$(3.2)

(a)	Represents effective portion recognized in Other Comprehensive Income (“OCI”).
(b)	Represents portion excluded from effectiveness testing.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

The following table presents gain and loss activity (on a pretax basis) for the three and six months ended June 30, 2010 and 2009 related to derivative financial instruments not designated as effective hedges:

	Gain/(Loss) Recognized in Income (a)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Derivatives not designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$0.5	$0.2	$0.9	$0.5
Foreign currency contracts	0.3	0.4	(7.2)	1.9
Commodity contracts	(2.1)	4.3	(0.4)	6.2
Fair value hedges:
Interest rate swaps	16.2	—	18.6	—

Total	$14.9	$4.9	$11.9	$8.6

(a)	Classified in SG&A.

9. Fair Value Measurements

GAAP defines three levels of inputs that may be used to measure fair value and requires that the assets or liabilities carried at fair value be disclosed by the input level under which they were valued. The input levels are defined as follows:

Level 1:	Quoted market prices in active markets for identical assets and liabilities.

Level 2:	Observable inputs other than defined in Level 1, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3:	Unobservable inputs that are not corroborated by observable market data.

The following tables summarize assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

	June 30, 2010
	Fair Value Asset (Liability)
(in millions)	Level 1	Level 2	Total
Derivatives:
Assets	$—	$4.0	$4.0
Liabilities	—	(17.2)	(17.2)
Available for sale securities	9.9	—	9.9

	December 31, 2009
	Fair Value Asset (Liability)
(in millions)	Level 1	Level 2	Total
Derivatives:
Assets	$—	$0.1	$0.1
Liabilities	—	(40.1)	(40.1)
Available for sale securities	18.9	—	18.9

Derivative assets and liabilities relate to interest rate swaps, foreign currency contracts and commodity contracts (see Note 8). Fair values are determined by the Company using market prices obtained from independent brokers or determined using valuation models that use as their basis readily observable market data that is actively quoted and can be validated through external sources, including independent pricing services, brokers and market transactions. Available-for-sale securities are valued based on quoted market prices in actively traded markets.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

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

Due to the uncertainty described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of June 30, 2010.

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

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

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

11. Stockholders’ Equity

In March 2010, the Company’s Board of Directors Board (the “Board”) authorized a $50 increase in the Company’s existing stock repurchase program to allow the Company to repurchase an aggregate of up to $150 of its common stock. During the three months ended June 30, 2010, the Company repurchased approximately 0.7 million shares of its common stock under this stock repurchase program at an average price of approximately $29.50 per share. At June 30, 2010, approximately $77 remains available under this stock repurchase program.

In June 2010, the Board declared a quarterly cash dividend of $0.0825 per share of the Company’s common stock or approximately $8.1 paid on July 30, 2010 to stockholders of record as of the close of business on July 1, 2010.

12. Earnings Per Share

The computations of the weighted average shares outstanding for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2009	2010	2009
Weighted average shares outstanding:
Basic	89.2	84.4	89.2	79.9
Dilutive share-based awards (1)	0.8	0.8	—	0.7

Diluted	90.0	85.2	89.2	80.6

(1)	The six months ended June 30, 2010 excludes 0.9 million potentially dilutive share-based awards as their effect would be anti-dilutive.

Stock options and warrants to purchase 2.4 million and 3.9 million shares of the Company’s common stock at June 30, 2010 and 2009, respectively, had exercise prices that exceeded the average market price of the Company’s common stock for the three months ended June 30, 2010 and 2009, respectively. As such, these share-based awards did not affect the computation of diluted earnings per share.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

13. Comprehensive Income

The components of comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2009	2010	2009
Net income (loss)	$38.4	$44.9	$(20.6)	$53.8
Foreign currency translation	(40.2)	33.7	(50.9)	14.6
Derivative financial instruments	4.9	(7.7)	8.7	(6.7)
Accrued benefit costs	0.2	0.6	0.4	1.2
Unrealized loss on investment	(0.7)	(0.4)	(1.0)	(0.2)

Comprehensive income	$2.6	$71.1	$(63.4)	$62.7

14. Employee Benefit Plans

The components of pension and postretirement benefit expense for the three and six months ended June 30, 2010 and 2009 are as follows:

	Pension Benefits
	Three months ended June 30,
	2010			2009
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$0.1	$0.3	$0.4	$0.1	$0.2	$0.3
Interest cost	4.4	0.7	5.1	4.6	0.4	5.0
Expected return on plan assets	(3.4)	(0.3)	(3.7)	(3.1)	(0.2)	(3.3)
Amortization, net	0.8	—	0.8	1.2	—	1.2

Net periodic expense	1.9	0.7	2.6	2.8	0.4	3.2

Settlements	—	—	—	0.3	—	0.3

Total expense	$1.9	$0.7	$2.6	$3.1	$0.4	$3.5

	Six months ended June 30,
	2010			2009
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$0.1	$0.7	$0.8	$0.1	$0.4	$0.5
Interest cost	8.8	1.1	9.9	9.2	0.8	10.0
Expected return on plan assets	(6.8)	(0.6)	(7.4)	(6.2)	(0.4)	(6.6)
Amortization, net	1.6	—	1.6	2.4	—	2.4

Net periodic expense	3.7	1.2	4.9	5.5	0.8	6.3

Settlements	—	—	—	0.3	—	0.3

Total expense	$3.7	$1.2	$4.9	$5.8	$0.8	$6.6

	Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2009	2010	2009
Service cost	$0.1	$—	$0.1	$—
Interest cost	0.2	0.1	0.3	0.2
Amortization, net	(0.2)	(0.2)	(0.4)	(0.4)

Net periodic expense	$0.1	$(0.1)	$—	$(0.2)

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

15. Reorganization and Acquisition-Related Integration Costs

The Company did not incur any reorganization and acquisition-related integration costs (collectively, “reorganization costs”) for the three and six months ended June 30, 2010. Reorganization costs for the three and six months ended June 30, 2009 are as follows:

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

Outdoor Solutions Segment Reorganization Costs

Reorganization costs in the Outdoor Solutions segment relate to plans to rationalize the overall cost structure of this segment through headcount reductions and facility consolidation. These plans consist of restructuring the Company’s domestic and European paintball operations, realigning distribution and warehouse facilities both domestically and in Europe, rationalizing manufacturing operations in the Far East and integrating various 2009 tuck-in acquisitions. Employee termination charges for the three and six months ended June 30, 2009 relate to the implementation of these initiatives.

For the three and six months ended June 30, 2009, other charges include lease and moving costs ($(0.4) and $0.5, respectively, contract termination fees (none and $0.5, respectively), professional fees ($0.8 and $1.5, respectively) and other costs ($0.3 and $2.2, respectively).

As of June 30, 2010, $2.7 of severance and other employee benefit-related costs and $5.2 of other costs (primarily lease obligations) remain accrued for reorganization initiatives in the Outdoor Solutions segment.

Consumer Solutions Segment Reorganization Costs

Reorganization costs in the Consumer Solutions segment relate to plans to rationalize the overall cost structure of this segment through headcount reductions. Employee termination charges for the three and six months ended June 30, 2009 relate to these plans.

As of June 30, 2010, $7.1 of costs (primarily lease obligations) remain accrued for reorganization initiatives in the Consumer Solutions segment.

Accrued Reorganization Costs

Details and the activity related to accrued reorganization costs as of and for the six months ended June 30, 2010 are as follows:

(in millions)	Accrual Balance at December 31, 2009	Reorganization Costs, net	Payments	Foreign Currency and Other	Accrual Balance at June 30, 2010
Severance and other employee-related	$10.7	$—	$(7.6)	$(0.2)	$2.9
Other costs	18.7	—	(7.0)	0.6	12.3

Total	$29.4	$—	$(14.6)	$0.4	$15.2

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

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

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

The Branded Consumables segment manufactures or sources, markets and distributes a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples, including arts and crafts paint brushes, children’s card games, clothespins, collectible tins, condoms, cord, rope and twine, feeding bottles, fencing, fire extinguishing products, firelogs and firestarters, home canning jars and accessories, kitchen matches, other craft items, pacifiers, plastic cutlery, playing cards and accessories, rubber gloves and related cleaning products, safes, security cameras, security doors, smoke and carbon monoxide alarms, soothers, sponges, storage organizers and workshop accessories, teats, toothpicks, window guards and other accessories. This segment markets our products under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, Billy Boy®, BRK®, Crawford®, Diamond®, Dicon®, Fiona®, First Alert®, First Essentials®, Forster®, Hoyle®, Java-Log®, KEM®, Kerr®, Lehigh®, Leslie-Locke®, Lillo®, Loew-Cornell®, Mapa®, NUK®, Pine Mountain®, Spontex®, Tigex® and Wellington® brand names, among others. We distribute these products through club, drug, e-commerce, grocery, hardware, home center, mass merchant and specialty retail customers and deliver these products to thousands of “ship to” locations.

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

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

Segment information as of and for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three months ended June 30, 2010
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$695.8	$381.1	$384.9	$100.0	$(14.3)	$1,547.5	$—	$1,547.5

Segment earnings (loss)	113.4	43.4	55.9	11.9	—	224.6	(32.6)	192.0
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	—	—	(25.3)	—	—	(25.3)	—	(25.3)
Transaction costs (1)	—	—	—	—	—	—	6.6	6.6
Impairment of goodwill and intangibles	—	—	(18.3)	—	—	(18.3)	—	(18.3)
Depreciation and amortization	(15.7)	(6.7)	(10.0)	(2.9)	—	(35.3)	(0.3)	(35.6)

Operating earnings (loss)	$97.7	$36.7	$2.3	$9.0	$—	$145.7	$(26.3)	$119.4

Other segment data:
Total assets	$2,606.9	$1,762.8	$1,647.0	$209.2	$—	$6,225.9	$275.1	$6,501.0

	Three months ended June 30, 2009
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$637.8	$372.2	$203.1	$69.6	$(13.0)	$1,269.7	$—	$1,269.7

Segment earnings (loss) (3)	90.5	48.5	29.2	8.8	—	177.0	(30.4)	146.6
Adjustments to reconcile to reported operating earnings (loss):
Reorganization costs (3)	(5.6)	—	—	—	—	(5.6)	—	(5.6)
Depreciation and amortization	(16.6)	(6.5)	(5.1)	(2.9)	—	(31.1)	(0.2)	(31.3)

Operating earnings (loss)	$68.3	$42.0	$24.1	$5.9	$—	$140.3	$(30.6)	$109.7

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

	Six months ended June 30, 2010
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$1,310.0	$718.5	$553.9	$181.7	$(27.5)	$2,736.6	$—	$2,736.6

Segment earnings (loss)	169.2	89.5	72.8	20.4	—	351.9	(58.5)	293.4
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	—	—	(25.3)	—	—	(25.3)	—	(25.3)
Transaction costs (2)	—	—	—	—	—	—	(14.5)	(14.5)
Venezuela hyperinflationary and devaluation charges (see Footnote 1)	—	—	—	—	—	—	(78.1)	(78.1)
Impairment of goodwill and intangibles	—	—	(18.3)	—	—	(18.3)	—	(18.3)
Depreciation and amortization	(31.6)	(13.6)	(15.0)	(5.8)	—	(66.0)	(0.5)	(66.5)

Operating earnings (loss)	$137.6	$75.9	$14.2	$14.6	$—	$242.3	$(151.6)	$90.7

	Six months ended June 30, 2009
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$1,229.1	$708.1	$362.3	$136.1	$(27.0)	$2,408.6	$—	$2,408.6

Segment earnings (loss) (3)	142.4	87.3	44.1	15.6	—	289.4	(51.3)	238.1
Adjustments to reconcile to reported operating earnings (loss):
Reorganization costs (3)	(15.0)	—	—	—	—	(15.0)	—	(15.0)
Depreciation and amortization	(32.5)	(13.3)	(9.8)	(5.7)	—	(61.3)	(0.4)	(61.7)

Operating earnings (loss)	$94.9	$74.0	$34.3	$9.9	$—	$213.1	$(51.7)	$161.4

(1)	Primarily comprised of transactions costs related to acquisitions of $2.1 (see Note 2) and a $10.1 mark-to-market gain associated with the Company’s Euro denominated debt and intercompany loans.
(2)	Primarily comprised of transactions costs related to acquisitions of $20.6 (see Note 2) and a $10.1 mark-to-market gain associated with the Company’s Euro denominated debt and intercompany loans.
(3)	For the three and six months ended June 30, 2009, segment earnings for the Consumer Solutions segment includes reorganization costs of $0.4 and $3.2, respectively (see Note 15).

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

17. Condensed Consolidating Financial Data

The Company’s 8% Senior Notes due 2016, 7 1/2% Senior Subordinated Notes due 2017 and 7 1/2% Senior Subordinated Notes due 2020 (see Note 7) are fully guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these notes. Presented below is the condensed consolidating financial data of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009.

Condensed Consolidating Results of Operations

	Three months ended June 30, 2010
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$998.4	$585.4	$(36.3)	$1,547.5
Costs and expenses	34.4	877.4	552.6	(36.3)	1,428.1

Operating (loss) earnings	(34.4)	121.0	32.8	—	119.4
Other expense, net	65.9	2.7	12.4	—	81.0
Equity in the income of subsidiaries	138.7	17.3	—	(156.0)	—

Net income (loss)	$38.4	$135.6	$20.4	$(156.0)	$38.4

	Three months ended June 30, 2009
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$872.7	$437.4	$(40.4)	$1,269.7
Costs and expenses	30.6	790.3	379.5	(40.4)	1,160.0

Operating (loss) earnings	(30.6)	82.4	57.9	—	109.7
Other expense, net	50.7	(7.9)	22.0	—	64.8
Equity in the income of subsidiaries	126.2	34.6	—	(160.8)	—

Net income (loss)	$44.9	$124.9	$35.9	$(160.8)	$44.9

	Six months ended June 30, 2010
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,782.8	$1,021.2	$(67.4)	$2,736.6
Costs and expenses	82.5	1,599.4	1,031.4	(67.4)	2,645.9

Operating (loss) earnings	(82.5)	183.4	(10.2)	—	90.7
Other expense, net	80.0	3.9	27.4	—	111.3
Equity in the income of subsidiaries	141.9	(45.3)	—	(96.6)	—

Net income (loss)	$(20.6)	$134.2	$(37.6)	$(96.6)	$(20.6)

	Six months ended June 30, 2009
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,627.7	$856.8	$(75.9)	$2,408.6
Costs and expenses	52.3	1,501.3	769.5	(75.9)	2,247.2

Operating (loss) earnings	(52.3)	126.4	87.3	—	161.4
Other expense, net	78.0	(7.3)	36.9	—	107.6
Equity in the income of subsidiaries	184.1	48.9	—	(233.0)	—

Net income (loss)	$53.8	$182.6	$50.4	$(233.0)	$53.8

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

Condensed Consolidating Balance Sheets

	As of June 30, 2010
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$160.3	$1,057.7	$1,879.9	$(1.6)	$3,096.3
Investment in subsidiaries	4,950.7	1,178.5	—	(6,129.2)	—
Non-current assets	202.0	3,799.5	692.5	(1,289.3)	3,404.7

Total assets	$5,313.0	$6,035.7	$2,572.4	$(7,420.1)	$6,501.0

Liabilities and stockholders’ equity
Current liabilities	$335.7	$630.3	$808.1	(1.3)	$1,772.8
Non-current liabilities	3,293.5	475.0	565.5	(1,289.6)	3,044.4
Stockholders’ equity	1,683.8	4,930.4	1,198.8	(6,129.2)	1,683.8

Total liabilities and stockholders’ equity	$5,313.0	$6,035.7	$2,572.4	$(7,420.1)	$6,501.0

	As of December 31, 2009
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$556.0	$819.0	$1,615.4	$(2.4)	$2,988.0
Investment in subsidiaries	4,554.4	985.1	—	(5,539.5)	—
Non-current assets	171.4	3,727.9	353.9	(1,217.6)	3,035.6

Total assets	$5,281.8	$5,532.0	$1,969.3	$(6,759.5)	$6,023.6

Liabilities and stockholders’ equity
Current liabilities	$357.0	$536.6	$593.0	(2.1)	$1,484.5
Non-current liabilities	3,158.0	459.1	373.1	(1,217.9)	2,772.3
Stockholders’ equity	1,766.8	4,536.3	1,003.2	(5,539.5)	1,766.8

Total liabilities and stockholders’ equity	$5,281.8	$5,532.0	$1,969.3	$(6,759.5)	$6,023.6

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

Condensed Consolidating Statements of Cash Flows

	Six months ended June 30, 2010
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(116.3)	$246.7	$(132.3)	$(1.9)
Financing activities:
Net change in short-term debt	—	—	7.7	7.7
Proceeds (payments) from (to) intercompany transactions	78.0	(210.0)	132.0	—
Proceeds from issuance of long-term debt	486.1	—	—	486.1
Payments on long-term debt	(255.5)	—	—	(255.5)
Issuance (repurchase) of common stock, net	(24.0)	—	—	(24.0)
Dividends paid	(14.1)	—	—	(14.1)
Other	(17.6)	—	—	(17.6)

Net cash provided (used in) by financing activities	252.9	(210.0)	139.7	182.6

Investing Activities:
Additions to property, plant and equipment	(25.5)	(28.6)	(10.5)	(64.6)
Acquisition of business and consideration, net of cash acquired	(504.1)	(4.5)	—	(508.6)
Other	(9.3)	—	18.3	9.0

Net cash used in investing activities	(538.9)	(33.1)	7.8	(564.2)

Effect of exchange rate changes on cash	—	—	(34.0)	(34.0)

Net increase (decrease) in cash and cash equivalents	(402.3)	3.6	(18.8)	(417.5)
Cash and cash equivalents at beginning of period	537.9	13.8	275.7	827.4

Cash and cash equivalents at end of period	$135.6	$17.4	$256.9	$409.9

	Six months ended June 30, 2009
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(94.5)	$225.1	$100.4	$231.0
Financing activities:
Net change in short-term debt	(131.0)	—	(2.1)	(133.1)
Proceeds (payments) from (to) intercompany transactions	137.0	(162.0)	25.0	—
Proceeds from issuance of long-term debt	292.2	—	—	292.2
Payments on long-term debt	(294.3)	—	—	(294.3)
Issuance (repurchase) of common stock, net	202.2	—	—	202.2
Other	(9.8)	—	—	(9.8)

Net cash provided by (used in) financing activities	196.3	(162.0)	22.9	57.2

Investing Activities:
Additions to property, plant and equipment	(0.1)	(38.1)	(6.2)	(44.4)
Acquisition of business and consideration, net of cash acquired	(1.5)	(10.5)	—	(12.0)
Other	—	(5.0)	0.7	(4.3)

Net cash used in investing activities	(1.6)	(53.6)	(5.5)	(60.7)

Effect of exchange rate changes on cash	—	—	5.9	5.9

Net increase (decrease) in cash and cash equivalents	100.2	9.5	123.7	233.4
Cash and cash equivalents at beginning of period	211.8	7.9	173.1	392.8

Cash and cash equivalents at end of period	$312.0	$17.4	$296.8	$626.2

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

The Branded Consumables segment manufactures or sources, markets and distributes a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples, including arts and crafts paint brushes, children’s card games, clothespins, collectible tins, condoms, cord, rope and twine, feeding bottles, fencing, fire extinguishing products, firelogs and firestarters, home canning jars and accessories, kitchen matches, other craft items, pacifiers, plastic cutlery, playing cards and accessories, rubber gloves and related cleaning products, safes, security cameras, security doors, smoke and carbon monoxide alarms, soothers, sponges, storage organizers and workshop accessories, teats, toothpicks, window guards and other accessories. This segment markets our products under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, Billy Boy®, BRK®, Crawford®, Diamond®, Dicon®, Fiona®, First Alert®, First Essentials®, Forster®, Hoyle®, Java-Log®, KEM®, Kerr®, Lehigh®, Leslie-Locke®, Lillo®, Loew-Cornell®, Mapa®, NUK®, Pine Mountain®, Spontex®, Tigex® and Wellington® brand names, among others. We distribute these products through club, drug, e-commerce, grocery, hardware, home center, mass merchant and specialty retail customers and deliver these products to thousands of “ship to” locations.

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

Market Overview

The Company operates primarily in the consumer products markets, which are generally affected by overall economic conditions. Global economic weakness, a global recessionary economy and the corresponding effect on consumer confidence and demand negatively affected sales both domestically and internationally in 2009. The adverse impact on sales has somewhat abated during the first half of 2010 as global economic conditions have been stabilizing.

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

Acquisitions

Consistent with the Company’s historical acquisition strategy, to the extent the Company pursues future acquisitions, the Company intends to focus on businesses with product offerings that provide geographic or product diversification, or expansion into related categories that can be marketed through the Company’s existing distribution channels or provide us with new distribution channels for our existing products, thereby increasing marketing and distribution efficiencies. Furthermore, the Company expects that acquisition candidates would demonstrate a combination of attractive margins, strong cash flow characteristics, category leading positions and products that generate recurring revenue. The Company anticipates that the fragmented nature of the consumer products market will continue to provide opportunities for growth through strategic acquisitions of complementary businesses. However, there can be no assurance that the Company will complete an acquisition in any given year or that any such acquisition will be significant or successful. The Company will only pursue a candidate when it is deemed to be fiscally prudent and that meets the Company’s acquisition criteria. The Company anticipates that any future acquisitions would be financed through any combination of cash on hand, operating cash flow, availability under our existing credit facilities and new capital market offerings.

2010 Activity

On April 1, 2010, the Company acquired Mapa Spontex from Total, through the acquisition of certain of Total’s subsidiaries for a Euro purchase price of approximately €201 million (approximately $274 million) subject to certain adjustments (the “Acquisition”). The total value of the transaction, including debt assumed and or repaid, was approximately €316 million (approximately $430 million). Mapa Spontex is a global manufacturer and distributor of primarily baby care and home care products with leading market positions in Argentina, Brazil and Europe in the core categories it serves. Its baby care portfolio includes feeding bottles, soothers, teats and other infant accessories sold primarily under the Fiona®, First Essentials®, Lillo®, NUK® and Tigex® brands; and health care products, including condoms sold under the Billy Boy® brand. Its home care portfolio includes sponges, rubber gloves and related cleaning products for industrial, professional and retail uses sold primarily under the Mapa® and Spontex® brands. The Acquisition is expected to expand the Company’s product offerings and distribution channels into new, attractive categories and further diversify revenue streams and increase the Company’s international presence. The Acquisition is consistent with the Company’s strategy of purchasing leading, niche consumer-oriented brands with attractive cash flows and strong management. Mapa Spontex is reported in the Company’s Branded Consumables segment and is included in the Company’s results of operations from April 1, 2010 (the “Acquisition Date”).

During 2010, the Company also completed one tuck-in acquisition that by nature is complementary to the Company’s core businesses and from an accounting standpoint was not significant. This tuck-in acquisition did not have a material impact on the period over period comparisons discussed below, nor is it expected to have a material impact on future period comparisons.

2009 Activity

During 2009, the Company completed three tuck-in acquisitions that by nature are complementary to the Company’s core businesses and from an accounting standpoint were not significant.

Venezuela Operations

On January 8, 2010, the Venezuelan government announced its intention to devalue its currency (Bolivar) relative to the U.S. dollar. The official exchange rate for imported goods classified as essential, such as food and medicine, changed from 2.15 to 2.60 Bolivars per U.S. dollar, while payments for other non-essential goods moved to an official exchange rate of 4.30 Bolivars per U.S. dollar. As such, beginning in 2010, the financial statements of the Company’s subsidiaries operating in Venezuela are remeasured at and are reflected in the Company’s consolidated financial statements at the official exchange rate of 4.30 Bolivars per U.S. dollar, which is the Company’s expected settlement rate.

As a result of the change in the official exchange rate to 4.30 Bolivars per U.S. dollar, the Company recorded a non-cash pre-tax loss of approximately $21.5 million in the first quarter of 2010, primarily reflecting the write-down of monetary assets as of January 1, 2010. This charge is classified in selling, general and administrative costs (“SG&A”).

In March 2010, the SEC provided guidance on certain exchange rate issues specific to Venezuela. This SEC guidance, in part, requires that any differences between the amounts reported for financial reporting purposes and actual U.S. dollar denominated balances that may have existed prior to the application of the highly inflationary accounting requirements (effective January 1, 2010 for the Company) should be recognized in the income statement. As a result of applying this SEC guidance, the results of operations for the six months ended June 30, 2010 include a non-cash charge of $56.6 million related to remeasuring $32.0 million of U.S. dollar denominated assets at the parallel exchange rate and subsequently translating at the official exchange rate. This charge, which was recorded during the first quarter of 2010, is classified in SG&A. At December 31, 2009, and prior to the application of the accounting guidance for operating in a highly inflationary economy, the $56.6 million was deferred and recorded in other assets. This SEC guidance was codified by the Financial Accounting Standards Board (the “FASB”) in May 2010, with the issuance of Accounting Standards Update (“ASU”) 2010-19.

The transfers of funds out of Venezuela are subject to restrictions, and historically payments for certain imported goods and services have been required to be transacted by exchanging Bolivars for U.S. dollars through securities transactions in the more unfavorable parallel market rather than at the more favorable official exchange rate. Historically, approximately 85% of the Company’s purchases have qualified for the official exchange rate. As such, the Company has been able to convert Bolivars at the official exchange rate and, based upon this ability, during the remainder of 2010, the Company does not expect further changes in the parallel market exchange rate to have a material impact on the consolidated financial position, results of operations or cash flows of the Company. While the timing of government approval for settlement of payables at the official rate varies, the Company believes these payables will ultimately be approved and settled at the official exchange rate based on past experience. However, if in the future a parallel exchange rate market is available and further restrictions require the Company’s Venezuelan subsidiaries to convert an increasing amount of the Bolivar cash balances into U.S. dollars using the more unfavorable parallel exchange rate, it could result in currency exchange losses that may be material to the Company’s results of operations. At June 30, 2010, the Company’s subsidiaries in Venezuela have approximately $20 million in cash denominated in U.S. dollars and cash of approximately $32 million held in Bolivars converted at the official exchange rate of 4.30 Bolivars per U.S. dollar.

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

While the likelihood or amount of a future devaluation in Venezuela is unknown, for illustrative purposes if the Company translated the results of operations for the Venezuela subsidiaries for the three and six months ended June 30, 2010 assuming an additional 50% devaluation versus using the actual official exchange rate of 4.30 in effect during that period, the Company’s consolidated net sales for the three and six months ended June 30, 2010 would have been reduced by less than 1%.

Results of Operations—Comparing 2010 to 2009

Three Months Ended June 30 2010 versus the Three Months Ended June 30, 2009

	Net Sales		Operating Earnings (Loss)
	Three months ended June 30,		Three months ended June 30,
(in millions)	2010	2009	2010	2009
Outdoor Solutions	$695.8	$637.8	$97.7	$68.3
Consumer Solutions	381.1	372.2	36.7	42.0
Branded Consumables	384.9	203.1	2.3	24.1
Process Solutions	100.0	69.6	9.0	5.9
Corporate	—	—	(26.3)	(30.6)
Intercompany eliminations	(14.3)	(13.0)	—	—

	$1,547.5	$1,269.7	$119.4	$109.7

Net sales for the three months ended June 30, 2010 increased $278 million, or 21.9%, to $1.5 billion versus the same prior year period. The overall increase in net sales was primarily due to the Acquisition (approximately $175 million), improved point of sale in certain product categories, expanded product offerings, partially offset by unfavorable foreign currency translation of approximately $7 million, which includes the unfavorable impact of approximately $18 million related to the currency devaluation in Venezuela (see “Venezuela Operations”). Net sales in the Outdoor Solutions segment increased $58.0 million, or 9.1%, primarily as the result of improved sales in the Coleman and fishing businesses due to increased category space at a major domestic retailer; expanded product offerings; increased point of sale, and favorable foreign currency translation (approximately $4 million), partially offset by the exiting of two business lines (approximately $15 million). Net sales in the Consumer Solutions segment increased $8.9 million, or 2.4%, primarily as the result of increased demand domestically, especially in the beverage and food preservation categories and certain personal care and wellness categories, which is primarily due to new product placements; increased point of sales; increased sell through for seasonal products at certain major retailers; increased demand internationally primarily due to overall economic improvement, new institutional sales and increased promotional activity; offset by unfavorable foreign currency translation (approximately $12 million), which includes the unfavorable impact related to the currency devaluation in Venezuela. Net sales in the Branded Consumables segment increased $182 million, or 89.5%, which is mainly due to the Acquisition (approximately $175 million), improvements in the safety and security business, and new product placements, including safes and shredders. Net sales in the Process Solutions segment increased 43.7% on a year over year basis, primarily due to an increase in the pass through pricing of commodities and an increase in coinage.

Cost of sales increased $223 million to $1.1 billion for the three months ended June 30, 2010 versus the same prior year period. The increase is primarily due to the Acquisition (approximately $107 million), improved sales and a $25.3 million charge during the three months ended June 30, 2010, related to the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory that requires the fair value of the inventory acquired to be valued at the sales price of the finished inventory, less costs to complete and a reasonable profit allowance for selling effort. Cost of sales as a percentage of net sales for the three months ended June 30, 2010 and 2009 was 73.4% and 71.9%, respectively (71.8% for the three months ended June 30, 2010 excluding the charge for the elimination of manufacturer’s profit in inventory). The change is due to improved gross margins in 2010, which is primarily due to lower commodity and transportation costs, partially offset by negative affect on gross margins as a result of the currency devaluation in Venezuela (see “Venezuela Operations”).

SG&A increased $33.2 million, or 13.8%, to $274 million for the three months ended June 30, 2010 versus the same prior year period. The change is primarily due to the Acquisition (approximately $51 million), partially offset by gains recognized on derivatives not designated as effective hedges ($14.9 million) and a mark-to-market gain ($10.1 million) associated with the Company’s Euro denominated debt and intercompany loans. Additionally, the Company recorded a fair value adjustment related to the recovery of a long-term note from a prior investment, partially offset by a fair value adjustment of a lease termination.

Operating earnings for the three months ended June 30, 2010 in the Outdoor Solutions segment increased $29.4 million, or 43.1%,

versus the same prior year period primarily due to a decrease in SG&A ($14.5 million); net gross margin increase (approximately $9 million) due to higher sales, partially offset by other costs; and a $5.6 million decrease in reorganization and acquisition-related integration costs, net (collectively, “reorganization costs”). Operating earnings for the three months ended June 30, 2010 in the Consumer Solutions segment decreased $5.3 million, or 12.6%, versus the same prior year period primarily due to the unfavorable impact on gross margins (approximately $18 million) related to the economic impact of the currency devaluation in Venezuela (see “Venezuela Operations”), partially offset by approximately $11 million primarily due to improved sales, improved gross margins, which is primarily due to lower commodity and transportation costs and a decrease in SG&A ($1.4 million). Operating earnings for the three months ended June 30, 2010 in the Branded Consumables segment decreased $21.8 million, or 90.5%, versus the same prior year period primarily due to the impairment charges for goodwill and intangible assets ($18.3 million) and the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory ($25.3 million), partially offset by the impact of the Acquisition. Operating earnings in the Process Solutions segment for the three months ended June 30, 2010 increased $3.1 million, or 52.5%, versus the same prior year period primarily as the result of the gross margin impact of higher sales, partially offset by an increase in SG&A ($2.9 million).

For the three months ended June 30, 2010, the Company did not incur any reorganization costs as the reorganization plans from prior periods have been completed. For the three months ended June 30, 2009, reorganization costs were $6.0 million. The majority of these charges ($5.6 million) relate to plans initiated for 2009 to rationalize the overall cost structure of the Outdoor Solutions segment. The Company also recorded reorganization costs ($0.4 million) during the three months ended June 30, 2009 within the Consumer Solutions segment for headcount reductions related to cost reduction initiatives.

During the three months ended June 30, 2010, the Company recorded within the Branded Consumables segment a non-cash charge of $17.3 million to reflect impairment of goodwill due to a decrease in the fair value of forecasted cash flows, reflecting the deterioration of revenues and margins in the in this segment’s Arts and Crafts business due to a decline in 2010 of forecasted sales to a major customer; and a non-cash charge of $1.0 million to reflect the impairment of certain tradenames within this segment’s Arts and Crafts business due to a decrease in the fair value of forecasted cash flows, reflecting the deterioration of revenues and margins in the business due to a decline in 2010 of forecasted sales to a major customer.

Net interest expense increased by $5.1 million to $43.9 million for the three months ended June 30, 2010 versus the same prior year period due to higher levels of outstanding debt versus the same prior year period and an increase in the Company’s weighted average interest rate for 2010 to 5.8% from 5.5% in 2009.

The Company’s reported tax rate for the three months ended June 30, 2010 and 2009 was 49.1% and 36.7%, respectively. The increase from the statutory tax rate to the reported tax rate for the three months ended June 30, 2010 results principally from the tax expense ($1.1 million) due to non-deductible charges primarily related to the currency devaluation in Venezuela (see “Venezuela Operations”) and the tax expense ($6.0 million) related to non-deductible transaction costs attributable to the Acquisition. The difference from the statutory tax rate to the reported tax rate for the three months ended June 30, 2009 results principally from the U.S. tax expense of $0.3 million recognized on the undistributed foreign income recognized for U.S. tax purposes.

Net income for the three months ended June 30, 2010 decreased $6.5 million to $38.4 million versus the same prior year period. For the three months ended June 30, 2010 and 2009 diluted earnings per share was $0.43 and $0.53, respectively. The decrease in net income was primarily due to the impairment charges for goodwill and intangible assets ($18.3 million), the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory ($25.3 million), partially offset by incremental earnings from the Acquisition and improved sales.

Six Months Ended June 30, 2010 versus the Six Months Ended June 30, 2009

	Net Sales		Operating Earnings (Loss)
	Six months ended June 30,		Six months ended June 30,
(in millions)	2010	2009	2010	2009
Outdoor Solutions	$1,310.0	$1,229.1	$137.6	$94.9
Consumer Solutions	718.5	708.1	75.9	74.0
Branded Consumables	553.9	362.3	14.2	34.3
Process Solutions	181.7	136.1	14.6	9.9
Corporate	—	—	(151.6)	(51.7)
Intercompany eliminations	(27.5)	(27.0)	—	—

	$2,736.6	$2,408.6	$90.7	$161.4

Net sales for the six months ended June 30, 2010 increased $328 million, or 13.6%, to $2.7 billion versus the same prior year period. The overall increase in net sales was primarily due to the Acquisition (approximately $175 million), improved point of sale in certain product categories, expanded product offerings and favorable foreign currency translation of approximately $9 million, which includes the unfavorable impact of approximately $36 million related to the currency devaluation in Venezuela (see “Venezuela Operations”). Net sales in the Outdoor Solutions segment increased $80.9 million, or 6.6%, primarily as the result of improved sales in the Coleman and fishing businesses due to increased category space at a major domestic retailer; expanded product offerings; increased point of sales, and favorable foreign currency translation (approximately $27 million), partially offset by the exiting of two business lines (approximately $24 million). Net sales in the Consumer Solutions segment increased $10.4 million, or 1.5%, primarily as the result of increased demand domestically, especially in the beverage and food preservation categories and certain personal care and wellness categories, which is primarily due to new product placements; increased point of sales; increased sell through for seasonal products at certain major retailers; increased demand internationally primarily due to overall economic improvement, new institutional sales and increased promotional activity; offset by unfavorable foreign currency translation (approximately $23 million), which includes the unfavorable impact related to the currency devaluation in Venezuela. Net sales in the Branded Consumables segment increased $192 million, or 52.9%, which is mainly due to the Acquisition (approximately $175 million), improved firelog sales, which is in part due to the harsh winter season and market share gains in this category; improvements in the safety and security business and new product placements, including safes and shredders and favorable foreign currency translation (approximately $5 million). Net sales in the Process Solutions segment increased 33.5% on a year over year basis, primarily due to an increase in the pass through pricing of commodities and an increase in coinage.

Cost of sales increased $256 million to $2.0 billion for the six months ended June 30, 2010 versus the same prior year period. The increase is primarily due to the Acquisition (approximately $107 million), improved sales and a $25.3 million charge during the six months ended June 30, 2010, related to the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory. Cost of sales as a percentage of net sales for the three months ended June 30, 2010 and 2009 was 73.7% and 73.1%, respectively (72.7% for the six months ended June 30, 2010 excluding the charge for the elimination of manufacturer’s profit in inventory). Cost of sales as a percentage of net sales for the six months ended June 30, 2010 was negatively affected as a result of the currency devaluation in Venezuela (see “Venezuela Operations”). Cost of sales as a percentage of net sales for the six months ended June 30, 2009 was also negatively affected by the sell through during the first quarter of 2009 of higher cost inventory that was built in 2008 during an unprecedented rise in commodity prices.

SG&A increased $143 million, or 30.4%, to $612 million for the six months ended June 30, 2010 versus the same prior year period. The change is primarily due to $78.1 million of charges related to the Company’s Venezuela operations (see “Venezuela Operations”), the Acquisition (approximately $51 million), transactions costs related to acquisitions ($20.6 million) and an increase in stock-based compensation ($7.1 million), partially offset by gains recognized on derivatives not designated as effective hedges ($11.9 million) and a mark-to-market gain ($10.1 million) associated with the Company’s Euro denominated debt and intercompany loans. Additionally, the Company recorded a fair value adjustment related to the recovery of a long-term note from a prior investment, partially offset by a fair value adjustment of a lease termination.

Operating earnings for the six months ended June 30, 2010 in the Outdoor Solutions segment increased $42.7 million, or 45.0%, versus the same prior year period primarily due to a decrease in SG&A ($11.3 million); net gross margin increase (approximately $16 million) due to higher sales, partially offset by other costs; and a $15.0 million decrease in reorganization costs. Operating earnings for the six months ended June 30, 2010 in the Consumer Solutions segment increased $1.9 million, or 2.6%, versus the same prior year period primarily as the result of a decrease in reorganization costs ($3.2 million), a decrease in SG&A ($1.8 million), approximately $36 million in gross margin improvement, excluding Venezuela, primarily due to improved sales and lower commodity and transportation costs, partially offset by the unfavorable impact on gross margins (approximately $39 million) related to the currency devaluation in Venezuela (see “Venezuela Operations”). Operating earnings for the six months ended June 30, 2010 in the Branded Consumables segment decreased $20.1 million, or 58.6%, versus the same prior year period primarily due to the impairment charges for goodwill and intangible assets ($18.3 million), the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory ($25.3 million) and an increase in SG&A, partially offset by the impact of the Acquisition. Operating earnings in the Process Solutions segment for the six months ended June 30, 2010 increased $4.7 million, or 47.5%, versus the same prior year period primarily as the result of the gross margin impact of higher sales, partially offset by an increase in SG&A ($3.4 million).

For the six months ended June 30, 2010, the Company did not incur any reorganization costs as the reorganization plans from prior periods have been completed. For the six months ended June 30, 2009, reorganization costs were $18.2 million. The majority of these charges ($15.0 million) relate to plans initiated for 2009 to rationalize the overall cost structure of the Outdoor Solutions segment. The Company also recorded reorganization costs ($3.2 million) during the six months ended June 30, 2009 within the Consumer Solutions segment for headcount reductions related to cost reduction initiatives.

Net interest expense increased by $9.1 million to $84.1 million for the six months ended June 30, 2010 versus the same prior year period due to higher levels of outstanding debt versus the same prior year period and an increase in the Company’s weighted average interest rate for 2010 to 5.7% from 5.4% in 2009.

The Company’s reported tax rate for the six months ended June 30, 2010 and 2009 was 412% and 37.7%, respectively. The increase from the statutory tax rate to the reported tax rate for the six months ended June 30, 2010 results principally from the tax expense

($33.6 million) due to non-deductible charges primarily related to the currency devaluation in Venezuela and from the translation of U.S. dollar denominated net assets in Venezuela (see “Venezuela Operations”) and a tax charge ($6.0 million) related to non-deductible transaction costs attributable to the Acquisition, partially offset by the tax benefit ($18.8 million) related to the reversal of a deferred tax liability attributable to the reduction of Venezuelan earnings considered as not permanently reinvested. The difference from the statutory tax rate to the reported tax rate for the six months ended June 30, 2009 results principally from the U.S. tax expense of $1.5 million recognized on the undistributed foreign income recognized for U.S. tax purposes.

Net income (loss) for the six months ended June 30, 2010 decreased $74.4 million to ($20.6) million versus the same prior year period. For the six months ended June 30, 2010 and 2009, diluted earnings (loss) per share was ($0.23) and $0.67, respectively. The decrease in net income was primarily due to the non-cash charges related to the Company’s Venezuela operations ($78.1 million), the impairment charges for goodwill and intangible assets ($18.3 million), the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory ($25.3 million), partially offset by incremental earnings from the Acquisition, improved sales and a decrease in reorganization costs ($18.2 million).

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company believes that its cash and cash equivalents, cash generated from operations and the availability under its senior credit facility and the credit facilities of certain foreign subsidiaries as of June 30, 2010, provide sufficient liquidity to support working capital requirements, planned capital expenditures, completion of current and future reorganization and acquisition-related integration programs, pension plan contribution requirements and debt obligations for the foreseeable future.

Cash Flows from Operating Activities

Net cash provided by (used in) operating activities was ($1.9) million and $231 million for the six months ended June 30, 2010 and 2009, respectively. The change is primarily due to a higher year over year seasonal inventory build as the Company returns to growing its sales and the impact of the $25.3 million purchase accounting adjustment for the elimination of manufacturer’s profit in inventory. The Company’s inventory at June 30, 2009 was maintained at levels consistent with the anticipated demand decline as a result of the global recessionary environment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2010 and 2009 was $183 million and $57.2 million, respectively. The change is primarily due the proceeds from the issuance of long-term debt in excess of payments on long-term debt ($231 million) during 2010 and the impact of the incremental net change in short-term debt on a year-over-year basis ($141 million), partially offset by the proceeds from issuance of common stock, net of transaction fees, during 2009 ($203 million) and the repurchase of the Company’s common stock ($27.7 million) during 2010 and dividends paid ($14.1 million) during 2010.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2010 and 2009 was $564 million and $60.7 million, respectively. Cash used for the acquisition of businesses, net of cash acquired and earnout payments for the six months ended June 30, 2010 increased approximately $497 million over the same period in 2010 due to the Acquisition. For the six months ended June 30, 2010, capital expenditures were $64.6 million versus $44.4 million for the same prior year period. The Company has historically maintained capital expenditures at less than 2% of net sales and expects that capital expenditures for 2010 will increase to an annualized run rate of approximately 2.5% following the Acquisition.

Dividends

On June 22, 2010, the Company’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.0825 per share of the Company’s common stock, or approximately $8.1 million, paid on July 30, 2010 to stockholders of record as of the close of business on July 1, 2010. For 2010, the Company anticipates a total annual dividend of $0.33 per share of common stock, which represents a 10% increase over the 2009 annualized run rate. However, the actual declaration of any future cash dividends, and the establishment of record and payment dates, will be subject to final determination by the Board each quarter after its review of the Company’s financial performance.

CAPITAL RESOURCES

At June 30, 2010, the Company had cash and cash equivalents of $410 million. At June 30, 2010, there was no amount outstanding under the revolving credit portion of the Company’s senior credit facility (the “Facility”). At June 30, 2010, net availability under the Facility was approximately $54 million, after deducting approximately $46 million of outstanding letters of credit. The Company is required to pay commitment fees on the unused balance of the revolving credit portion of the Facility. At June 30, 2010, the annual commitment fee on unused balances was 0.375%.

On January 20, 2010, the Company completed a registered public offering for $492 million aggregate principal amount of 7 1/2% senior subordinated notes due 2020 and received approximately $476 million in net proceeds. The offering consisted of two tranches: a U.S. dollar tranche with an aggregate principal amount of $275 million and a Euro tranche with an aggregate principal amount of €150 million or approximately $217 million. The Company used the net proceeds to repay $250 million of the Facility term loans, with the balance used for general corporate purposes. Beginning in January 2015, the Company may redeem all or part of the senior subordinated notes due 2020 at specified redemption prices ranging from 100% to 103.75% of the principal amount, plus accrued and unpaid interest to the date of redemption. These notes are subject to similar restrictive and financial covenants as the Company’s existing senior notes and senior subordinated notes.

At June 30, 2010, the Company’s $250 million receivables purchase agreement (the “Securitization Facility”) had outstanding borrowings totaling $250 million. On July 29, 2010, the Company entered into an amendment to the Securitization Facility that increased maximum borrowings under the Securitization Facility from $250 million to $300 million and extended the term for three years until July 2013. Following the renewal, the borrowing rate margin is 2.0% and the unused line fee is 0.95% per annum.

Certain foreign subsidiaries of the Company maintain working capital lines of credit with their respective local financial institutions for use in operating activities. At June 30, 2010, the aggregate amount available under these lines of credit totaled approximately $96 million.

The Company was not in default of any of its debt covenants at June 30, 2010.

In March 2010, the Board authorized a $50 million increase in the Company’s existing stock repurchase program to allow the Company to repurchase an aggregate of up to $150 million of its common stock. During the three months ended June 30, 2010, the Company repurchased approximately 0.7 million shares of its common stock under this stock repurchase program at an average price of $29.50 per share. At June 30, 2010, approximately $77 million remains available under this stock repurchase program.

In April 2009, the Company completed an equity offering of 12 million newly-issued shares of common stock at $17.50 per share. The net proceeds to the Company were approximately $203 million after the payment of underwriting discounts and other expenses of the offering.

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

Fair Values Hedges

During the three months ended June 30, 2010, the Company terminated $625 million notional amount outstanding in swap agreements that exchange a fixed rate of interest for a variable interest rate and received $3.1 million in net proceeds, a portion of which was not received until July 2010. These floating rate swaps were not designated as effective hedges for accounting purposes and the fair market value gains or losses are included in the results of operations.

Cash Flow Hedges

At June 30, 2010, the Company had $650 million notional amount outstanding in swap agreements that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through December 2011. At June 30, 2010 the weighted average fixed rate of interest on these swaps was 3.3%. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (loss) (“AOCI”).

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain U.S. dollar-based debt of foreign subsidiaries. At June 30, 2010, the Company had a $22.5 million notional amount cross-currency swap outstanding that exchanges Canadian dollars for U.S. dollars. This swap exchanges the variable interest rate bases of the U.S. dollar balance (3-month U.S. LIBOR plus a spread of 175 basis points) and the equivalent Canadian dollar balance (3-month CAD BA plus a spread of 192 basis points). This swap is designated as fair value hedge on a U.S. dollar-based term loan of a Canadian subsidiary. Changes in the fair market value of this cross-currency swap are recorded as an offset to the corresponding long-term debt.

Forward Foreign Currency Contracts

The Company uses forward foreign currency contracts (“foreign currency contracts”) to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through March 2012. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of income as the underlying hedged item. At June 30, 2010, the Company had approximately $436 million notional amount of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases and sales.

At June 30, 2010, the Company had outstanding approximately $87 million notional amount of foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through August 2011. Fair market value gains or losses are included in the results of operations.

In January 2010, the Company entered into foreign currency contracts to purchase €125 million as a hedge against the Euro purchase price of the Acquisition. These foreign currency contracts, which matured on April 1, 2010, were not designated as effective hedges for accounting purposes and an $8.5 million fair market value loss was recognized and included in the results of operations.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the impact that the rising price of these commodities has on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with maximum cost certainty, and in certain instances allow the Company to benefit should the cost of the commodity fall below certain dollar levels. At June 30, 2010, the Company had outstanding approximately $24 million notional amount of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through March 2011. Fair market value gains or losses are included in the results of operations.

The following table presents the fair value of derivative financial instruments as of June 30, 2010:

June 30, 2010
(in millions)	Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(9.3)
Foreign currency contracts	(1.7)
Fair value hedges:
Cross-currency swaps	(3.1)

Subtotal	(14.1)

Derivatives not designated as effective hedges:
Foreign currency contracts	1.1
Commodity contracts	(0.2)

Subtotal	0.9

Total	$(13.2)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The following table provides information about purchases by the Company during the three months ended June 30, 2010, of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Repurchase Program (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
April 1 – April 30	—	$—	—	$97,813,000
May 1 – May 31	697,420	29.51	697,420	$77,230,000
June 1 – June 30	—	—	—	$77,230,000

Total	697,420	$29.51	697,420

(1)	In November 2007, the Company announced that its Board of Directors (the “Board”) authorized stock repurchase program that would allow the Company to repurchase up to $100 million of its common stock. In March 2010, the Company’s Board authorized a $50 million increase in this existing stock repurchase program to allow the Company to repurchase an aggregate of up to $150 million of its common stock.

Item 6	Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit	Description

3.1

Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on

Form 10-K, filed with the Commission on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 15, 2005, and incorporated herein by reference).

3.4	Certificate of Designations of Series D Junior Participating Preferred Stock of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 21, 2008, and incorporated herein by reference).

3.5	Certificate of Elimination of the Series D Junior Participating Preferred Stock of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 20, 2009, and incorporated herein by reference).

3.6	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 19, 2007, and incorporated herein by reference).

3.7	Amendment No. 1 to the Amended and Restated Bylaws of the Company (filed as Exhibit 3.6 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 23, 2009, and incorporated herein by reference).

*10.1	Amendment No. 8 to the Amended and Restated Loan Agreement, dated as of July 1, 2010, by and among Jarden Receivables, LLC, as borrower, Jarden Corporation, as initial servicer, Three Pillars Funding LLC, as lender, and SunTrust Robinson Humphrey, Inc., as administrator.

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six month ended June 30, 2010, (ii) the Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (iii) the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2010, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2010

JARDEN CORPORATION (Registrant)

By:	/S/ RICHARD T. SANSONE
Name:	Richard T. Sansone
Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

*10.1	Amendment No. 8 to the Amended and Restated Loan Agreement, dated as of July 1, 2010, by and among Jarden Receivables, LLC, as borrower, Jarden Corporation, as initial servicer, Three Pillars Funding LLC, as lender, and SunTrust Robinson Humphrey, Inc., as administrator.

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six month ended June 30, 2010, (ii) the Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (iii) the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2010, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*	Filed herewith