Form 10-Q
period 2010-09-30
JARDEN CORP
filed 2010-10-29
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2010
Common Stock, par value $0.01 per share	91,875,000 shares

JARDEN CORPORATION

Quarterly Report on Form 10-Q

For the three and nine months ended September  30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net sales	$1,601.9	$1,351.3	$4,338.5	$3,759.9
Cost of sales	1,144.0	954.5	3,159.9	2,714.4

Gross profit	457.9	396.8	1,178.6	1,045.5
Selling, general and administrative	281.1	237.7	892.8	706.8
Reorganization and acquisition-related integration costs, net	—	4.3	—	22.5
Impairment of goodwill and intangibles	0.7	—	19.0	—

Operating earnings	176.1	154.8	266.8	316.2
Interest expense, net	46.2	35.2	130.3	110.2

Income before taxes	129.9	119.6	136.5	206.0
Income tax provision	49.3	45.9	76.5	78.5

Net income	$80.6	$73.7	$60.0	$127.5

Earnings per share:
Basic	$0.91	$0.84	$0.67	$1.54
Diluted	$0.90	$0.83	$0.67	$1.53
Weighted average shares outstanding:
Basic	88.9	88.0	89.1	82.6
Diluted	89.6	88.8	89.9	83.4

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)

	September 30, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$456.1	$827.4
Accounts receivable, net of allowances of $59.4 and $60.7 at September 30, 2010 and December 31, 2009, respectively	1,121.3	851.3
Inventories	1,405.1	974.1
Deferred taxes on income	161.8	153.2
Prepaid expenses and other current assets	162.6	182.0

Total current assets	3,306.9	2,988.0

Property, plant and equipment, net	646.5	505.7
Goodwill	1,626.1	1,518.4
Intangibles, net	1,024.9	926.8
Other assets	126.9	84.7

Total assets	$6,731.3	$6,023.6

Liabilities:
Short-term debt and current portion of long-term debt	$432.1	$520.3
Accounts payable	592.5	390.7
Accrued salaries, wages and employee benefits	178.9	162.3
Taxes on income	38.7	26.6
Other current liabilities	485.5	384.6

Total current liabilities	1,727.7	1,484.5

Long-term debt	2,523.6	2,145.9
Deferred taxes on income	341.6	300.9
Other non-current liabilities	342.9	325.5

Total liabilities	4,935.8	4,256.8

Commitments and contingencies (see Note 10)	—	—
Stockholders’ equity:
Preferred stock ($0.01 par value, 5.0 shares authorized, no shares issued at September 30, 2010 and December 31, 2009)	—	—
Common stock ($0.01 par value, 150 shares authorized, 92.7 and 90.9 shares issued at September 30, 2010 and December 31, 2009, respectively)	0.9	0.9
Additional paid-in capital	1,457.3	1,460.8
Retained earnings	381.9	344.7
Accumulated other comprehensive income (loss)	(20.4)	(20.9)
Less: Treasury stock (0.9 and 0.7 shares, at cost, at September 30, 2010 and December 31, 2009, respectively)	(24.2)	(18.7)

Total stockholders’ equity	1,795.5	1,766.8

Total liabilities and stockholders’ equity	$6,731.3	$6,023.6

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$60.0	$127.5
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	103.0	94.4
Impairment of goodwill and intangibles	19.0	—
Venezuela hyperinflationary and devaluation charges	78.1	—
Other non-cash items	49.6	56.8
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(135.1)	(8.4)
Inventory	(291.0)	36.4
Accounts payable	124.3	35.6
Other assets and liabilities	6.3	5.9

Net cash provided by operating activities	14.2	348.2

Cash flows from financing activities:
Net change in short-term debt	59.1	(139.4)
Proceeds from issuance of long-term debt	486.1	292.2
Payments on long-term debt	(258.2)	(350.3)
Proceeds from issuance of stock, net of transaction fees	4.0	203.3
Repurchase of common stock and shares tendered for taxes	(37.2)	(0.5)
Dividends paid	(21.4)	—
Debt issuance costs	(17.7)	(16.9)
Other	(5.0)	—

Net cash provided by (used in) financing activities	209.7	(11.6)

Cash flows from investing activities:
Additions to property, plant and equipment	(95.6)	(76.2)
Acquisition of businesses, net of cash acquired and earnout payments	(489.5)	(13.7)
Other	9.8	(11.0)

Net cash used in investing activities	(575.3)	(100.9)

Effect of exchange rate changes on cash and cash equivalents	(19.9)	14.4

Net increase (decrease) in cash and cash equivalents	(371.3)	250.1
Cash and cash equivalents at beginning of period	827.4	392.8

Cash and cash equivalents at end of period	$456.1	$642.9

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements of Jarden Corporation and its subsidiaries (hereinafter referred to as the “Company” or “Jarden”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all adjustments that are, in the opinion of management, normal and recurring and necessary for a fair presentation of the results for the interim periods. The Condensed Consolidated Balance Sheet at December 31, 2009 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Supplemental Information

Stock-based compensation costs, which are included in selling, general and administrative expenses (“SG&A”), were $4.9 and $5.6 for the three months ended September 30, 2010 and 2009, respectively, and $25.5 and $19.1 for the nine months ended September 30, 2010 and 2009, respectively.

Interest expense is net of interest income of $1.0 and $1.9 for the three months ended September 30, 2010 and 2009, respectively, and $3.9 and $6.0, for the nine months ended September 30, 2010 and 2009, respectively.

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

In March 2010, the SEC provided guidance on certain exchange rate issues specific to Venezuela. This SEC guidance, in part, requires that any differences between the amounts reported for financial reporting purposes and actual U.S. dollar denominated balances that may have existed prior to the application of the highly inflationary accounting requirements (effective January 1, 2010 for the Company) should be recognized in the income statement. As a result of applying this SEC guidance, the results of operations for the nine months ended September 30, 2010 include a non-cash charge of $56.6 related to remeasuring $32.0 of U.S. dollar-denominated assets at the parallel exchange rate and subsequently translating at the official exchange rate. This charge, which was recorded during the first quarter of 2010, is classified in SG&A. At December 31, 2009, and prior to the application of the accounting guidance for operating in a highly inflationary economy, the $56.6 was deferred and recorded in other assets. This SEC guidance was codified by the Financial Accounting Standards Board (the “FASB”) in May 2010, with the issuance of Accounting Standards Update (“ASU”) 2010-19.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

New Accounting Guidance

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). ASU 2010-20 requires companies to provide additional disclosures about the credit quality of their financing receivables and the credit reserves held against them. The additional disclosures include, in part, aging of past due receivables, credit quality indicators and the modification of financing receivables. ASU 2010-20 also requires companies to disaggregate new and existing disclosures based on how the allowance for credit losses is developed and credit exposures are managed. Short-term trade accounts receivable and receivables measured at fair value or lower of cost or fair value are exempt from the quantitative disclosure requirements of ASU 2010-20. ASU 2010-20 is effective for interim and annual reporting periods beginning on or after December 15, 2010. Since ASU 2010-20 requires only additional disclosures concerning financing receivables and the allowance for credit losses, the adoption of ASU 2010-20 will not affect the consolidated financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition.” ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

Adoption of New Accounting Guidance

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures.” ASU 2010-06 requires companies to provide additional disclosures related to transfers in and out of Level 1 and Level 2 and in the reconciliation of Level 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning on or after December 15, 2009, except for the disclosures related to the reconciliation of Level 3 fair value measurements, which will be effective for fiscal years beginning on or after December 15, 2010, and for interim periods within those fiscal years. Since ASU 2010-06 requires only additional disclosures, the adoption of ASU 2010-06 did not affect the consolidated financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued authoritative accounting guidance (“Guidance”) that, in part, amends derecognition guidance for transfers of financial assets, eliminates the exemption from consolidation for qualifying special-purpose entities and requires certain additional disclosures. This Guidance is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and was effective for the Company beginning in 2010. The adoption of the provisions of this Guidance did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

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

2. Acquisitions

On April 1, 2010, the Company acquired the Mapa Spontex Baby Care and Home Care businesses (“Mapa Spontex”) of Total S.A. (“Total”), through the acquisition of certain of Total’s subsidiaries for a Euro purchase price of approximately €200 (approximately $275), subject to certain adjustments (the “Acquisition”). The total value of the transaction, including debt assumed and or repaid, was approximately €305 (approximately $415). Mapa Spontex is a global manufacturer and distributor of primarily baby care and home care products with leading market positions in Argentina, Brazil and Europe in the core categories it serves. Its baby care portfolio includes feeding bottles, soothers, teats and other infant accessories sold primarily under the Fiona®, First Essentials®, Lillo®, NUK® and Tigex® brands; and health care products, including condoms sold under the Billy Boy® brand. Its home care portfolio includes sponges, rubber gloves and related cleaning products for industrial, professional and retail uses sold primarily under the Mapa® and Spontex® brands. The Acquisition is expected to expand the Company’s product offerings and distribution channels into new, attractive categories and further diversify revenue streams and increase the Company’s international presence. The Acquisition is consistent with the Company’s strategy of purchasing leading, niche consumer-oriented brands with attractive cash flows and strong management. Mapa Spontex is reported in the Company’s Branded Consumables segment and is included in the Company’s results of operations from April 1, 2010 (the “Acquisition Date”).

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

Based on the Company’s preliminary independent valuation, which is subject to further refinement, the Company allocated the total purchase price, net of cash acquired, to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the Acquisition Date. Based on the purchase price allocation, net of cash acquired, the Company allocated approximately $13 of the purchase price to identified tangible net assets and $103 of the purchase price to identified intangible assets. The Company recorded the excess of the purchase price over the aggregate fair values of $124 as goodwill.

During 2010, the Company also completed one tuck-in acquisition that by nature is complementary to the Company’s core businesses and from an accounting standpoint was not significant.

For the nine months ended September 30, 2010, cost of sales includes a $25.3 charge for the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory, primarily related to the Acquisition.

For the nine months ended September 30, 2010, SG&A includes $20.6 in transaction costs related to these acquisitions.

3. Inventories

Inventories are comprised of the following at September 30, 2010 and December 31, 2009:

(in millions)	September 30, 2010	December 31, 2009
Raw materials and supplies	$251.0	$190.5
Work in process	82.0	64.6
Finished goods	1,072.1	719.0

Total inventories	$1,405.1	$974.1

4. Property, Plant and Equipment

Property, plant and equipment, net, consist of the following at September 30, 2010 and December 31, 2009:

(in millions)	September 30, 2010	December 31, 2009
Land	$49.7	$37.6
Buildings	284.8	226.5
Machinery and equipment	940.6	780.5

	1,275.1	1,044.6
Less: Accumulated depreciation	(628.6)	(538.9)

Total property, plant and equipment, net	$646.5	$505.7

Depreciation of property, plant and equipment was $32.8 and $28.1 for the three months ended September 30, 2010 and 2009, respectively, and $90.5 and $82.1 for the nine months ended September 30, 2010 and 2009, respectively.

5. Goodwill and Intangibles

Goodwill activity for the nine months ended September 30, 2010 is as follows:

					September 30, 2010
(in millions)	Net Book Value at December 31, 2009	Acquisitions	Impairment Charge	Foreign Exchange and Other Adjustments	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Goodwill
Outdoor Solutions	$660.6	$—	$—	$—	$679.1	$(18.5)	$660.6
Consumer Solutions	491.5	—	—	0.5	492.0	—	492.0
Branded Consumables	344.8	124.3	(17.3)	0.2	635.9	(183.9)	452.0
Process Solutions	21.5	—	—	—	21.5	—	21.5

	$1,518.4	$124.3	$(17.3)	$0.7	$1,828.5	$(202.4)	$1,626.1

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

During the second quarter of 2010, the Company recorded a non-cash charge of $17.3 to reflect impairment of goodwill in the Company’s Branded Consumables segment. The impairment was due to a decrease in the fair value of forecasted cash flows, reflecting the deterioration of revenues and margins in this segment’s Arts and Crafts business due to a decline in 2010 of forecasted sales to a major customer.

Intangibles activity for the nine months ended September 30, 2010 is as follows:

(in millions)	Gross Carrying Amount at December 31, 2009	Acquisitions	Impairment Charge (1)	Accumulated Amortization and Foreign Exchange	Net Book Value at September 30, 2010	Amortization Periods (years)
Intangibles
Patents	$7.2	$—	$—	$(1.6)	$5.6	12-30
Non-compete agreements	3.7	—	—	(3.6)	0.1	1-5
Manufacturing process and expertise	30.9	5.3	—	(27.3)	8.9	3-7
Brand names	3.2	14.4	—	(1.5)	16.1	4-10
Customer relationships and distributor channels	151.7	26.6	—	(29.2)	149.1	10-35
Trademarks and tradenames	781.0	66.3	(1.7)	(0.5)	845.1	indefinite

	$977.7	$112.6	$(1.7)	$(63.7)	$1,024.9

(1)	Primarily comprised of a $1.0 non-cash charge recorded within the Branded Consumables segment in the second quarter of 2010, to reflect the impairment of certain tradenames within this segment’s Arts and Crafts business. The impairment was due to a decrease in the fair value of forecasted cash flows, reflecting the deterioration of revenues and margins in the business due to a decline in 2010 of forecasted sales to a major customer.

Amortization of intangibles was $3.7 and $4.6 for the three months ended September 30, 2010 and 2009, respectively, and $12.5 and $12.3 for the nine months ended September 30, 2010 and 2009, respectively.

6. Warranty Reserve

The warranty reserve activity for the nine months ended September 30, 2010 is as follows:

(in millions)	2010
Warranty reserve at January 1,	$85.5
Acquisitions and other adjustments	0.5
Provisions for warranties issued, net	93.4
Warranty claims paid	(92.8)

Warranty reserve at September 30,	$86.6

7. Debt

Debt is comprised of the following at September 30, 2010 and December 31, 2009:

(in millions)	September 30, 2010	December 31, 2009
Senior Credit Facility Term Loans	$1,062.5	$1,320.7
8% Senior Notes due 2016	293.4	292.7
7 1/2% Senior Subordinated Notes due 2017	650.0	650.0
7 1/2% Senior Subordinated Notes due 2020	471.7	—
Securitization Facility due 2013	300.0	250.0
Revolving Credit Facility	—	—
2% Subordinated Note due 2012	98.1	97.2
Non-U.S. borrowings	67.3	42.8
Other	12.7	12.8

Total debt (1)	2,955.7	2,666.2

Less: current portion	(432.1)	(520.3)

Total long-term debt	$2,523.6	$2,145.9

(1)	At September 30, 2010 and December 31, 2009, the carrying value of total debt approximates fair market value.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

In January 2010, the Company completed a registered public offering for $492 aggregate principal amount of 7 1/2% senior subordinated notes due 2020 and received approximately $476 in net proceeds. The offering consisted of two tranches: a U.S. dollar tranche with aggregate principal amount of $275 and a Euro tranche with aggregate principal amount of €150 or approximately $217. The Company used the net proceeds to repay $250 of the senior credit facility (the “Facility”) term loans, with the balance used for general corporate purposes. Beginning in January 2015, the Company may redeem all or part of the senior subordinated notes due 2020 at specified redemption prices ranging from 100% to 103.75% of the principal amount, plus accrued and unpaid interest to the date of redemption. These notes are subject to similar restrictive and financial covenants as the Company’s existing senior notes and senior subordinated notes.

In July 2010, the Company entered into an amendment to the securitization facility that increased maximum borrowings from $250 to $300 and extended the term for three years until July 2013. Following the renewal, the borrowing rate margin is 2.0% and the unused line fee is 0.95% per annum.

In August 2010, the Company entered into an amendment to the Facility that, in part, extended the maturity date of approximately $358 principal amount of existing term loans from January 2012 to January 2015 through the creation of a new Term B5 tranche of the Facility; and increased the gross availability of the existing revolving credit facility from $100 to $150 and extended the maturity date until January 2015. The Term B5 loans bear interest of LIBOR plus 3.25%.

In September 2010, the Company designated its Euro-denominated 7 1/2% senior subordinated notes due 2020, with an aggregate principal balance of €150 (the “Hedging Instrument”), as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-denominated subsidiaries. Foreign currency gains and losses on the Hedging Instrument are recorded as an adjustment to accumulated other comprehensive income (loss) (“AOCI”).

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

Fair Values Hedges

During the nine months ended September 30, 2010, the Company terminated $625 notional amount outstanding in swap agreements that exchange a fixed rate of interest for a variable interest rate and received $3.1 in net proceeds. These floating rate swaps were not designated as effective hedges for accounting purposes and the fair market value gains or losses are included in the results of operations.

Cash Flow Hedges

During July 2010, the Company entered into an aggregate $400 notional amount of interest rate swaps that exchange a variable rate of interest (LIBOR) for an average fixed rate of interest of approximately 1.6% over the term of the agreements, which mature on December 31, 2013. These swaps are forward-starting and are effective commencing December 31, 2010 ($200 notional amount) and December 31, 2011 ($200 notional amount). The Company has designated these swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest (LIBOR) payments.

At September 30, 2010, the Company had $850 notional amount outstanding in swap agreements that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through December 2013. At September 30, 2010, the weighted average fixed rate of interest on these swaps was 2.2%. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of AOCI.

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain U.S. dollar-based debt of foreign subsidiaries. At September 30, 2010, the Company had a $22.5 notional amount cross-currency swap that exchanges Canadian dollars for U.S. dollars.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

This swap exchanges the variable interest rate bases of the U.S. dollar balance (three-month U.S. LIBOR plus a spread of 175 basis points) and the equivalent Canadian dollar balance (three-month CAD BA plus a spread of 192 basis points). This swap is designated as fair value hedge on a U.S. dollar-based term loan of a Canadian subsidiary. Changes in the fair market value of this cross-currency swap are recorded as an offset to the corresponding long-term debt.

Forward Foreign Currency Contracts

The Company uses forward foreign currency contracts (“foreign currency contracts”) to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through June 2012. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of income as the underlying hedged item. At September 30, 2010, the Company had approximately $530 notional amount of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases and sales.

At September 30, 2010, the Company had outstanding approximately $93 notional amount of foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through August 2011. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

In January 2010, the Company entered into foreign currency contracts to purchase €125 as a hedge against the Euro purchase price of the Acquisition (see Note 2). These foreign currency contracts, which matured on April 1, 2010, were not designated as effective hedges for accounting purposes and an $8.5 fair market value loss was recognized and included in the results of operations.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the impact that the rising price of these commodities has on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with maximum cost certainty, and in certain instances allow the Company to benefit should the cost of the commodity fall below certain dollar levels. At September 30, 2010, the Company had outstanding approximately $14.6 notional amount of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through March 2011. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

The following table presents the fair value of derivative financial instruments as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Fair Value of Derivatives		Fair Value of Derivatives
(in millions)	Asset (a)	Liability (a)	Asset (a)	Liability (a)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$—	$11.2	$—	$15.2
Foreign currency contracts	5.1	18.8	3.7	10.4
Fair value hedges:
Cross-currency swaps	—	3.3	—	2.8

Subtotal	5.1	33.3	3.7	28.4

Derivatives not designated as effective hedges:
Interest rate swaps – cash flow hedges	—	—	—	0.9
Interest rate swaps – fair value hedges	—	—	—	15.5
Foreign currency contracts	1.5	2.0	0.8	1.0
Commodity contracts	0.7	0.1	1.3	—

Subtotal	2.2	2.1	2.1	17.4

Total	$7.3	$35.4	$5.8	$45.8

(a) Consolidated balance sheet location:
Asset: Other non-current assets
Liability: Other non-current liabilities

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

The following table presents gain and loss activity (on a pretax basis) for the three and nine months ended September 30, 2010 and 2009 related to derivative financial instruments designated as effective hedges:

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Gain/(Loss)			Gain/(Loss)
(in millions)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(1.8)	0.4	$—	$1.0	$1.2	$—
Foreign currency contracts	(13.3)	(0.9)	(1.7)	(10.7)	5.1	(1.2)

Total	$(15.1)	(0.5)	$(1.7)	$(9.7)	$6.3	$(1.2)

Location of gain/(loss) in the consolidated results of operations:
Net sales		$—	$—		$(0.1)	$—
Cost of sales		(0.9)	—		5.2	—
SG&A		—	(1.7)		—	(1.2)
Interest expense		0.4	—		1.2	—

Total		$(0.5)	$(1.7)		$6.3	$(1.2)

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Gain/(Loss)			Gain/(Loss)
(in millions)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$4.0	1.9	$—	$10.8	$3.5	$—
Foreign currency contracts	(11.3)	(7.5)	(2.7)	(10.8)	20.6	(4.4)

Total	$(7.3)	(5.6)	$(2.7)	$—	$24.1	$(4.4)

Location of gain/(loss) in the consolidated results of operations:
Net sales		$0.4	$—		$(0.5)	$—
Cost of sales		(7.9)	—		21.1	—
SG&A		—	(2.7)		—	(4.4)
Interest expense		1.9	—		3.5	—

Total		$(5.6)	$(2.7)		$24.1	$(4.4)

(a)	Represents effective portion recognized in Other Comprehensive Income (“OCI”).
(b)	Represents portion excluded from effectiveness testing.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

The following table presents gain and loss activity (on a pretax basis) for the three and nine months ended September 30, 2010 and 2009 related to derivative financial instruments not designated as effective hedges:

	Gain/(Loss) Recognized in Income (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Derivatives not designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$—	$0.3	$0.9	$0.8
Foreign currency contracts	(2.0)	(1.0)	(9.2)	0.9
Commodity contracts	1.0	0.8	0.6	7.0
Fair value hedges:
Interest rate swaps	—	—	18.6	—

Total	$(1.0)	$0.1	$10.9	$8.7

(a)	Classified in SG&A.

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

The following tables summarize assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

	September 30, 2010			December 31, 2009
	Fair Value Asset (Liability)			Fair Value Asset (Liability)
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Derivatives:
Assets	$—	$—	$—	$—	$0.1	$0.1
Liabilities	—	(28.1)	(28.1)	—	(40.1)	(40.1)
Available for sale securities	11.6	—	11.6	18.9	—	18.9

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

The following table summarizes the assets that are measured at Level 3 fair value on a non-recurring basis at September 30, 2010 and December 31, 2009:

(in millions)	September 30, 2010	December 31, 2009
Goodwill	$6.4	$23.7
Intangible assets	34.5	30.9

At September 30, 2010 and December 31, 2009, goodwill of certain reporting units and certain intangible assets are recorded at fair value based upon the Company’s impairment testing and as circumstances require.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

The Company’s goodwill and indefinite-lived intangibles are fair valued using methods such as discounted cash flows and market multiple methods. Goodwill impairment testing requires significant use of judgment and assumptions including the identification of reporting units; the assignment of assets and liabilities to reporting units; and the estimation of future cash flows, business growth rates, terminal values and discount rates. The testing of indefinite-lived intangibles under established guidelines for impairment also requires significant use of judgment and assumptions (such as the estimation of cash flow projections, terminal values and discount rates).

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

Due to the uncertainty described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of September 30, 2010.

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

11. Stockholders’ Equity

In March 2010, the Company’s Board of Directors (the “Board”) authorized a $50 increase in the Company’s existing stock repurchase program to allow the Company to repurchase an aggregate of up to $150 of its common stock. During the three and nine months ended September 30, 2010, the Company repurchased approximately 0.4 million and 1.1 million shares, respectively, of its common stock under this stock repurchase program at a per share average price of $26.73 and $28.57, respectively. At September 30, 2010, approximately $68 remains available under this stock repurchase program.

In August 2010, the Board declared a quarterly cash dividend of $0.0825 per share of the Company’s common stock or approximately $8, paid on October 29, 2010 to stockholders of record as of the close of business on October 1, 2010.

12. Earnings Per Share

The computations of the weighted average shares outstanding for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009
Weighted average shares outstanding:
Basic	88.9	88.0	89.1	82.6
Dilutive share-based awards	0.7	0.8	0.8	0.8

Diluted	89.6	88.8	89.9	83.4

Stock options and warrants to purchase 2.8 million and 3.0 million shares of the Company’s common stock at September 30, 2010 and 2009, respectively, had exercise prices that exceeded the average market price of the Company’s common stock for the three months ended September 30, 2010 and 2009, respectively. As such, these share-based awards did not affect the computation of diluted earnings per share.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

13. Comprehensive Income

The components of comprehensive income for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009
Net income	$80.6	$73.7	$60.0	$127.5
Foreign currency translation	51.2	29.0	0.3	43.6
Derivative financial instruments	(9.7)	(10.7)	(1.0)	(17.4)
Accrued benefit costs	0.6	0.6	1.0	1.8
Unrealized gain (loss) on investment	1.2	(0.1)	0.2	(0.3)

Comprehensive income	$123.9	$92.5	$60.5	$155.2

14. Employee Benefit Plans

The components of pension and postretirement benefit expense for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Pension Benefits
	Three months ended September 30,
	2010			2009
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$—	$0.4	$0.4	$—	$0.2	$0.2
Interest cost	4.4	0.7	5.1	4.6	0.5	5.1
Expected return on plan assets	(3.4)	(0.4)	(3.8)	(3.2)	(0.2)	(3.4)
Amortization, net	0.9	—	0.9	1.3	—	1.3

Net periodic expense	1.9	0.7	2.6	2.7	0.5	3.2

Settlements	—	—	—	0.1	—	0.1

Total expense	$1.9	$0.7	$2.6	$2.8	$0.5	$3.3

	Nine months ended September 30,
	2010			2009
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$0.1	$1.1	$1.2	$0.1	$0.6	$0.7
Interest cost	13.2	1.8	15.0	13.8	1.3	15.1
Expected return on plan assets	(10.2)	(1.0)	(11.2)	(9.4)	(0.6)	(10.0)
Amortization, net	2.5	—	2.5	3.7	—	3.7

Net periodic expense	5.6	1.9	7.5	8.2	1.3	9.5

Settlements	—	—	—	0.4	—	0.4

Total expense	$5.6	$1.9	$7.5	$8.6	$1.3	$9.9

	Postretirement Benefits
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009
Service cost	$0.1	$—	$0.2	$—
Interest cost	0.2	0.1	0.5	0.3
Amortization, net	(0.2)	(0.2)	(0.6)	(0.6)

Net periodic expense	$0.1	$(0.1)	$0.1	$(0.3)

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

15. Reorganization and Acquisition-Related Integration Costs

The Company did not incur any reorganization and acquisition-related integration costs (collectively, “reorganization costs”) for the three and nine months ended September 30, 2010. Reorganization costs for the three and nine months ended September 30, 2009 are as follows:

	Three months ended September 30, 2009
(in millions)	Employee Terminations	Other Charges	Impairment	Total
Charged to Results of Operations:
Outdoor Solutions	$1.6	$2.7	$—	$4.3
Consumer Solutions	—	—	—	—

Total	$1.6	$2.7	$—	$4.3

	Nine months ended September 30, 2009
(in millions)	Employee Terminations	Other Charges	Impairment	Total
Charged to Results of Operations:
Outdoor Solutions	$11.0	$7.4	$0.9	$19.3
Consumer Solutions	3.2	—	—	3.2

Total	$14.2	$7.4	$0.9	$22.5

Outdoor Solutions Segment Reorganization Costs

Reorganization costs in the Outdoor Solutions segment relate to plans to rationalize the overall cost structure of this segment through headcount reductions and facility consolidation. These plans consist of restructuring the Company’s domestic and European paintball operations, realigning distribution and warehouse facilities both domestically and in Europe, rationalizing manufacturing operations in the Far East and integrating various 2009 tuck-in acquisitions. Employee termination charges for the three and nine months ended September 30, 2009 relate to the implementation of these initiatives.

For the three and nine months ended September 30, 2009, other charges include lease and moving costs ($0.2 and $0.7, respectively), contract termination fees ($0.5 and $1.0, respectively), professional fees ($1.2 and $2.7, respectively) and other costs ($0.8 and $3.0, respectively).

As of September 30, 2010, $1.2 of severance and other employee benefit-related costs and $4.1 of other costs (primarily lease obligations) remain accrued for reorganization initiatives in the Outdoor Solutions segment.

Consumer Solutions Segment Reorganization Costs

Reorganization costs in the Consumer Solutions segment relate to plans to rationalize the overall cost structure of this segment through headcount reductions. Employee termination charges for the nine months ended September 30, 2009 relate to these plans.

As of September 30, 2010, $6.7 of costs (primarily lease obligations) remain accrued for reorganization initiatives in the Consumer Solutions segment.

Accrued Reorganization Costs

The activity related to accrued reorganization costs as of and for the nine months ended September 30, 2010 is as follows:

(in millions)	Accrual Balance at December 31, 2009	Reorganization Costs, net	Payments	Foreign Currency and Other	Accrual Balance at September 30, 2010
Severance and other employee-related	$10.7	$—	$(9.4)	$(0.1)	$1.2
Other costs	18.7	—	(8.6)	0.7	10.8

Total	$29.4	$—	$(18.0)	$0.6	$12.0

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

The Outdoor Solutions segment manufactures or sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas and charcoal grills, lanterns and flashlights, propane fuel, sleeping bags, tents and water recreation products such as inflatable boats, kayaks and tow-behinds. The Outdoor Solutions segment is also a leading provider of fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, softball, football, basketball, field hockey and lacrosse products are sold under brand names such as deBeer®, Gait®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas®, Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Helium®, Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as Ex Officio®, Marmot®, Planet Earth® and Zoot®.

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

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

Segment information as of and for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three months ended September 30, 2010
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$604.7	$534.0	$393.0	$83.5	$(13.3)	$1,601.9	$—	$1,601.9

Segment earnings (loss)	83.9	75.0	61.5	7.8	—	228.2	(14.9)	213.3
Adjustments to reconcile to reported operating earnings (loss):
Impairment of goodwill and intangibles	—	(0.7)	—	—	—	(0.7)	—	(0.7)
Depreciation and amortization	(15.3)	(7.1)	(10.7)	(2.9)	—	(36.0)	(0.5)	(36.5)

Operating earnings (loss)	$68.6	$67.2	$50.8	$4.9	$—	$191.5	$(15.4)	$176.1

Other segment data:
Total assets	$2,621.7	$1,960.4	$1,678.4	$198.6	$—	$6,459.1	$272.2	$6,731.3

	Three months ended September 30, 2009
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$565.7	$510.3	$224.6	$60.8	$(10.1)	$1,351.3	$—	$1,351.3

Segment earnings (loss)	85.0	86.7	36.6	7.6	—	215.9	(24.1)	191.8
Adjustments to reconcile to reported operating earnings (loss):
Reorganization costs	(4.3)	—	—	—	—	(4.3)	—	(4.3)
Depreciation and amortization	(17.3)	(7.4)	(4.9)	(2.9)	—	(32.5)	(0.2)	(32.7)

Operating earnings (loss)	$63.4	$79.3	$31.7	$4.7	$—	$179.1	$(24.3)	$154.8

	Nine months ended September 30, 2010
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$1,914.7	$1,252.5	$946.9	$265.2	$(40.8)	$4,338.5	$—	$4,338.5

Segment earnings (loss)	253.1	164.5	134.3	28.2	—	580.1	(73.4)	506.7
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	—	—	(25.3)	—	—	(25.3)	—	(25.3)
Transaction costs (1)	—	—	—	—	—	—	(14.5)	(14.5)
Venezuela hyperinflationary and devaluation charges (see Note 1)	—	—	—	—	—	—	(78.1)	(78.1)
Impairment of goodwill and intangibles	—	(0.7)	(18.3)	—	—	(19.0)	—	(19.0)
Depreciation and amortization	(46.9)	(20.7)	(25.7)	(8.7)	—	(102.0)	(1.0)	(103.0)

Operating earnings (loss)	$206.2	$143.1	$65.0	$19.5	$—	$433.8	$(167.0)	$266.8

	Nine months ended September 30, 2009
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$1.794.8	$1,218.4	$586.9	$196.9	$(37.1)	$3,759.9	$—	$3,759.9

Segment earnings (loss) (2)	227.4	174.0	80.7	23.2	—	505.3	(75.4)	429.9
Adjustments to reconcile to reported operating earnings (loss):
Reorganization costs (2)	(19.3)	—	—	—	—	(19.3)	—	(19.3)
Depreciation and amortization	(49.8)	(20.7)	(14.7)	(8.6)	—	(93.8)	(0.6)	(94.4)

Operating earnings (loss)	$158.3	$153.3	$66.0	$14.6	$—	$392.2	$(76.0)	$316.2

(1)	Comprised of $24.6 of transactions costs, which primarily relate to acquisitions (see Note 2) and a $10.1 mark-to-market gain associated with the Company’s Euro-denominated debt and intercompany loans.
(2)	For the nine months ended September 30, 2009, segment earnings for the Consumer Solutions segment includes reorganization costs of $3.2 (see Note 15).

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

17. Condensed Consolidating Financial Data

The Company’s 8% senior notes due 2016, 7 1/2% senior subordinated notes due 2017 and 7 1/2% senior subordinated notes due 2020 (see Note 7) are fully guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these notes. Presented below is the condensed consolidating financial data of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009.

Condensed Consolidating Results of Operations

	Three months ended September 30, 2010
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$927.7	$702.6	$(28.4)	$1,601.9
Costs and expenses	24.1	794.1	636.0	(28.4)	1,425.8

Operating (loss) earnings	(24.1)	133.6	66.6	—	176.1
Other expense, net	68.2	5.6	21.7	—	95.5
Equity in the income of subsidiaries	172.9	42.0	—	(214.9)	—

Net income (loss)	$80.6	$170.0	$44.9	$(214.9)	$80.6

	Three months ended September 30, 2009
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$846.2	$534.3	$(29.2)	$1,351.3
Costs and expenses	24.4	732.0	469.3	(29.2)	1,196.5

Operating (loss) earnings	(24.4)	114.2	65.0	—	154.8
Other expense, net	66.7	9.7	4.7	—	81.1
Equity in the income of subsidiaries	164.8	58.2	—	(223.0)	—

Net income (loss)	$73.7	$162.7	$60.3	$(223.0)	$73.7

	Nine months ended September 30, 2010
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,710.5	$1,723.8	$(95.8)	$4,338.5
Costs and expenses	106.6	2,393.5	1,667.4	(95.8)	4,071.7

Operating (loss) earnings	(106.6)	317.0	56.4	—	266.8
Other expense, net	148.2	9.5	49.1	—	206.8
Equity in the income of subsidiaries	314.8	(3.3)	—	(311.5)	—

Net income (loss)	$60.0	$304.2	$7.3	$(311.5)	$60.0

	Nine months ended September 30, 2009
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,473.9	$1,391.1	$(105.1)	$3,759.9
Costs and expenses	76.7	2,233.3	1,238.8	(105.1)	3,443.7

Operating (loss) earnings	(76.7)	240.6	152.3	—	316.2
Other expense, net	144.7	2.4	41.6	—	188.7
Equity in the income of subsidiaries	348.9	107.1	—	(456.0)	—

Net income (loss)	$127.5	$345.3	$110.7	$(456.0)	$127.5

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

Condensed Consolidating Balance Sheets

	As of September 30, 2010
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$178.1	$1,112.7	$2,017.7	$(1.6)	$3,306.9
Investment in subsidiaries	5,138.1	1,375.3	—	(6,513.4)	—
Non-current assets	205.9	3,736.5	713.2	(1,231.2)	3,424.4

Total assets	$5,522.1	$6,224.5	$2,730.9	$(7,746.2)	$6,731.3

Liabilities and stockholders’ equity
Current liabilities	$205.7	$640.3	$883.0	(1.3)	$1,727.7
Non-current liabilities	3,520.9	469.8	448.9	(1,231.5)	3,208.1
Stockholders’ equity	1,795.5	5,114.4	1,399.0	(6,513.4)	1,795.5

Total liabilities and stockholders’ equity	$5,522.1	$6,224.5	$2,730.9	$(7,746.2)	$6,731.3

	As of December 31, 2009
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$556.0	$819.0	$1,615.4	$(2.4)	$2,988.0
Investment in subsidiaries	4,554.4	985.1	—	(5,539.5)	—
Non-current assets	171.4	3,727.9	353.9	(1,217.6)	3,035.6

Total assets	$5,281.8	$5,532.0	$1,969.3	$(6,759.5)	$6,023.6

Liabilities and stockholders’ equity
Current liabilities	$357.0	$536.6	$593.0	(2.1)	$1,484.5
Non-current liabilities	3,158.0	459.1	373.1	(1,217.9)	2,772.3
Stockholders’ equity	1,766.8	4,536.3	1,003.2	(5,539.5)	1,766.8

Total liabilities and stockholders’ equity	$5,281.8	$5,532.0	$1,969.3	$(6,759.5)	$6,023.6

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

Condensed Consolidating Statements of Cash Flows

	Nine months ended September 30, 2010
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(319.9)	$339.4	$(5.3)	$14.2
Financing activities:
Net change in short-term debt	—	50.0	9.1	59.1
Proceeds (payments) from (to) intercompany transactions	312.8	(324.7)	11.9	—
Proceeds from issuance of long-term debt	486.1	—	—	486.1
Payments on long-term debt	(258.2)	—	—	(258.2)
Issuance (repurchase) of common stock, net	(33.2)	—	—	(33.2)
Dividends paid	(21.4)	—	—	(21.4)
Other	(22.7)	—	—	(22.7)

Net cash provided (used in) by financing activities	463.4	(274.7)	21.0	209.7

Investing Activities:
Additions to property, plant and equipment	(26.8)	(55.5)	(13.3)	(95.6)
Acquisition of business and consideration, net of cash acquired	(484.2)	(4.5)	(0.8)	(489.5)
Other	(9.3)	—	19.1	9.8

Net cash provided by (used in) investing activities	(520.3)	(60.0)	5.0	(575.3)

Effect of exchange rate changes on cash	—	—	(19.9)	(19.9)

Net increase (decrease) in cash and cash equivalents	(376.8)	4.7	0.8	(371.3)
Cash and cash equivalents at beginning of period	537.9	13.8	275.7	827.4

Cash and cash equivalents at end of period	$161.1	$18.5	$276.5	$456.1

	Nine months ended September 30, 2009
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(105.8)	$290.9	$163.1	$348.2
Financing activities:
Net change in short-term debt	(133.6)	(2.0)	(3.8)	(139.4)
Proceeds (payments) from (to) intercompany transactions	206.3	(207.6)	1.3	—
Proceeds from issuance of long-term debt	292.2	—	—	292.2
Payments on long-term debt	(350.3)	—	—	(350.3)
Issuance (repurchase) of common stock, net	202.8	—	—	202.8
Other	(16.9)	—	—	(16.9)

Net cash provided (used in) by financing activities	200.5	(209.6)	(2.5)	(11.6)

Investing Activities:
Additions to property, plant and equipment	(0.1)	(65.9)	(10.2)	(76.2)
Acquisition of business and consideration, net of cash acquired	(2.0)	(10.4)	(1.3)	(13.7)
Other	—	(4.9)	(6.1)	(11.0)

Net cash used in investing activities	(2.1)	(81.2)	(17.6)	(100.9)

Effect of exchange rate changes on cash	—	—	14.4	14.4

Net increase (decrease) in cash and cash equivalents	92.6	0.1	157.4	250.1
Cash and cash equivalents at beginning of period	211.8	7.9	173.1	392.8

Cash and cash equivalents at end of period	$304.4	$8.0	$330.5	$642.9

The amounts reflected as proceeds (payments) from (to) intercompany transactions represent cash flows originating from transactions conducted between Guarantor Subsidiaries, Non-Guarantor Subsidiaries and Parent in the normal course of business operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

From time to time, the Company may make or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. Such statements are estimates reflecting management’s best judgment based on current information. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Such statements are usually identified by the use of words or phrases such as “believes,” “anticipates,” “expects,” “estimates,” “planned,” “outlook” and “goal.” Because forward-looking statements involve risks and uncertainties, the Company’s actual results could differ materially. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in forward-looking statements. All statements addressing trends, events, developments, operating performance, potential acquisitions or liquidity that the Company anticipates or expects will occur in the future are forward-looking statements.

Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements.

The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the Company’s Forms 10-K, 10-Q and 8-K reports to the United States Securities and Exchange Commission (“SEC”). Please see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for a list of factors which could cause the Company’s actual results to differ materially from those projected in the Company’s forward-looking statements and certain risks and uncertainties that may affect the operations, performance and results of the Company’s businesses. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

The following “Overview” section is a brief summary of the significant items addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). Investors should read the relevant sections of this MD&A for a complete discussion of the items summarized below.

Overview

The Company is a leading provider of a broad range of consumer products. The Company reports four business segments: Outdoor Solutions, Consumer Solutions, Branded Consumables and Process Solutions. The majority of the Company’s sales are within the United States. The Company’s international operations are mainly based in Asia, Canada, Europe and Latin America.

The Outdoor Solutions segment manufactures or sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas and charcoal grills, lanterns and flashlights, propane fuel, sleeping bags, tents and water recreation products such as inflatable boats, kayaks and tow-behinds. The Outdoor Solutions segment is also a leading provider of fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, softball, football, basketball, field hockey and lacrosse products are sold under brand names such as deBeer®, Gait®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas®, Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Helium®, Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as Ex Officio®, Marmot®, Planet Earth® and Zoot®.

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

Market Overview

The Company operates primarily in the consumer products markets, which are generally affected by overall economic conditions. Global economic weakness, a global recessionary economy and the corresponding effect on consumer confidence and demand negatively affected sales both domestically and internationally in 2009. The adverse impact on sales has somewhat abated during 2010, as global economic conditions have been stabilizing.

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

•

In July 2010, the Company entered into an amendment to the securitization facility that increased maximum borrowings from $250 million to $300 million and extended the term for three years until July 2013.

•

In August 2010, the Company entered into an amendment to the Company’s senior credit facility. The amendment, in part, extended the maturity date of $358 million principal amount of existing term loans from January 2012 to January 2015 and; increased the gross availability the existing revolving credit facility from $100 million to $150 million and extended the maturity date until January 2015.

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

2010 Activities

On April 1, 2010, the Company acquired Mapa Spontex from Total, through the acquisition of certain of Total’s subsidiaries for a Euro purchase price of approximately €200 million (approximately $275 million), subject to certain adjustments (the “Acquisition”). The total value of the transaction, including debt assumed and or repaid, was approximately €305 million (approximately $415 million). Mapa Spontex is a global manufacturer and distributor of primarily baby care and home care products with leading market positions in Argentina, Brazil and Europe in the core categories it serves. Its baby care portfolio includes feeding bottles, soothers, teats and other infant accessories sold primarily under the Fiona®, First Essentials®, Lillo®, NUK® and Tigex® brands; and health care products, including condoms sold under the Billy Boy® brand. Its home care portfolio includes sponges, rubber gloves and related cleaning products for industrial, professional and retail uses sold primarily under the Mapa® and Spontex® brands. The Acquisition is expected to expand the Company’s product offerings and distribution channels into new, attractive categories and further diversify revenue streams and increase the Company’s international presence. The Acquisition is consistent with the Company’s strategy of purchasing leading, niche consumer-oriented brands with attractive cash flows and strong management. Mapa Spontex is reported in the Company’s Branded Consumables segment and is included in the Company’s results of operations from April 1, 2010 (the “Acquisition Date”).

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

In March 2010, the SEC provided guidance on certain exchange rate issues specific to Venezuela. This SEC guidance, in part, requires that any differences between the amounts reported for financial reporting purposes and actual U.S. dollar denominated balances that may have existed prior to the application of the highly inflationary accounting requirements (effective January 1, 2010 for the Company) should be recognized in the income statement. As a result of applying this SEC guidance, the results of operations for the nine months ended September 30, 2010 include a non-cash charge of $56.6 million related to remeasuring $32.0 million of U.S. dollar denominated assets at the parallel exchange rate and subsequently translating at the official exchange rate. This charge, which was recorded during the first quarter of 2010, is classified in SG&A. At December 31, 2009, and prior to the application of the accounting guidance for operating in a highly inflationary economy, the $56.6 million was deferred and recorded in other assets. This SEC guidance was codified by the Financial Accounting Standards Board (the “FASB”) in May 2010, with the issuance of Accounting Standards Update (“ASU”) 2010-19.

The transfers of funds out of Venezuela are subject to restrictions, and historically payments for certain imported goods and services have been required to be transacted by exchanging Bolivars for U.S. dollars through securities transactions in the more unfavorable parallel market rather than at the more favorable official exchange rate. During the third quarter of 2010, the parallel market was discontinued and replaced with the newly created and government regulated System of Transactions in Foreign Currency Denominated Securities (“SITME”) market. Historically, approximately 85% of the Company’s purchases have qualified for the official exchange rate. As such, the Company has been able to convert Bolivars at the official exchange rate and, based upon this ability, during the remainder of 2010, the Company does not expect further changes in the SITME market to have a material impact on the consolidated financial position, results of operations or cash flows of the Company. While the timing of government approval for settlement of payables at the official rate varies, the Company believes these payables will ultimately be approved and settled at the official exchange rate based on past experience. However, if in the future, further restrictions require the Company’s subsidiaries operating in Venezuela to convert an increasing amount of the Bolivar cash balances into U.S. dollars using the more unfavorable exchange rate, it could result in currency exchange losses that may be material to the Company’s results of operations. At September 30, 2010, the Company’s subsidiaries operating in Venezuela have approximately $17 million in cash denominated in U.S. dollars and cash of approximately $36 million held in Bolivars converted at the official exchange rate of 4.30 Bolivars per U.S. dollar.

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

While the likelihood or amount of a future devaluation in Venezuela is unknown, for illustrative purposes if the Company translated the results of operations for the Company’s subsidiaries operating in Venezuela for the three and nine months ended September 30, 2010 assuming an additional 50% devaluation versus using the actual official exchange rate of 4.30 in effect during that period, the Company’s consolidated net sales for the three and nine months ended September 30, 2010 would have been reduced by less than 1%.

Results of Operations—Comparing 2010 to 2009

Three Months Ended September 30, 2010 versus the Three Months Ended September 30, 2009

	Net Sales		Operating Earnings (Loss)
	Three months ended September 30,		Three months ended September 30,
(in millions)	2010	2009	2010	2009
Outdoor Solutions	$604.7	$565.7	$68.6	$63.4
Consumer Solutions	534.0	510.3	67.2	79.3
Branded Consumables	393.0	224.6	50.8	31.7
Process Solutions	83.5	60.8	4.9	4.7
Corporate	—	—	(15.4)	(24.3)
Intercompany eliminations	(13.3)	(10.1)	—	—

	$1,601.9	$1,351.3	$176.1	$154.8

Net sales for the three months ended September 30, 2010 increased $251 million, or 18.5%, to $1.6 billion versus the same prior year period. The overall increase in net sales was primarily due to the Acquisition (approximately $175 million), improved point of sale in certain product categories, expanded product offerings and increased demand internationally, partially offset by unfavorable foreign currency translation of approximately $23 million, which is primarily comprised of the unfavorable foreign currency translation of approximately $22 million related to the currency devaluation in Venezuela (see “Venezuela Operations”). Net sales in the Outdoor Solutions segment increased $39.0 million, or 6.9%, primarily as the result of higher sales in the Coleman business due to increased category space at a major domestic retailer; expanded product offerings; increased point of sale; and improved international market conditions, partially offset by the exiting of two business lines (approximately $14 million) and unfavorable foreign currency translation (approximately $6 million). Net sales in the Consumer Solutions segment increased $23.7 million, or 4.6%, primarily as the result of increased demand domestically, especially in the beverage, food preservation and cooking categories and certain personal care and wellness categories, which is primarily due to new product placements; increased point of sales; increased sell through for seasonal products at certain major retailers; increased demand internationally, excluding Venezuela, primarily due to improved market conditions and new institutional sales; offset by unfavorable foreign currency translation (approximately $17 million), which is primarily comprised of the unfavorable foreign currency translation related to the currency devaluation in Venezuela (see “Venezuela Operations”). Net sales in the Branded Consumables segment increased $168 million, or 75.0%, which is mainly due to the Acquisition. Net sales in the Process Solutions segment increased 37.3%, primarily due to an increase in the pass through pricing of commodities and increases in coinage and monofilament sales due to improved market conditions.

Cost of sales increased $190 million, or 19.9%, to $1.1 billion for the three months ended September 30, 2010 versus the same prior year period. The increase is primarily due to the Acquisition (approximately $112 million) and higher sales. Cost of sales as a percentage of net sales for the three months ended September 30, 2010 and 2009 was 71.4% and 70.6%, respectively. The change is due the negative affect on gross margins as a result of the currency devaluation in Venezuela (see “Venezuela Operations”) and the negative impact on gross margin resulting from higher costs in 2010, primarily commodity and transportation costs.

SG&A increased $43.4 million, or 18.3%, to $281 million for the three months ended September 30, 2010 versus the same prior year period. The change is primarily due to the Acquisition.

Operating earnings for the three months ended September 30, 2010 in the Outdoor Solutions segment increased $5.2 million, or 8.2%, versus the same prior year period primarily due to a net gross margin increase (approximately $7 million) due to higher sales, partially offset by other costs; and a $4.3 million decrease in reorganization and acquisition-related integration costs, net (collectively, “reorganization costs”); partially offset by an increase in SG&A ($6.7 million). Operating earnings for the three months ended September 30, 2010 in the Consumer Solutions segment decreased $12.1 million, or 15.3%, versus the same prior year period primarily due to the unfavorable impact on gross margins (approximately $10 million) related to the currency devaluation in Venezuela (see “Venezuela Operations”). Increased gross margins from higher sales were mostly offset by higher costs, primarily ocean freight and commodity costs. Operating earnings for the three months ended September 30, 2010 in the Branded Consumables segment increased $19.1 million, or 60.3%, versus the same prior year period primarily due to the impact of the Acquisition and a $4.2 million decline in SG&A, excluding the impact of the Acquisition. Operating earnings in the Process Solutions segment for the three months ended September 30, 2010 increased 4.3%, versus the same prior year period primarily as the result of the gross margin impact of higher sales, partially offset by an increase in SG&A ($2.0 million).

For the three months ended September 30, 2010, the Company did not incur any reorganization costs, as the reorganization plans from prior periods have been completed. For the three months ended September 30, 2009, reorganization costs were $4.3 million. These charges relate to plans initiated for 2009 to rationalize the overall cost structure of the Outdoor Solutions segment.

Net interest expense increased $11.0 million to $46.2 million for the three months ended September 30, 2010 versus the same prior year period due to higher levels of outstanding debt versus the same prior year period and an increase in the Company’s weighted average interest rate for 2010 to 6.0% from 5.4% in 2009.

The Company’s reported tax rate for the three months ended September 30, 2010 and 2009 was 37.9% and 38.4%, respectively. The increase from the statutory tax rate to the reported tax rate for the three months ended September 30, 2010 results principally from the tax expense ($0.8 million) due to non-deductible charges primarily related to the currency devaluation in Venezuela (see “Venezuela Operations”). The difference from the statutory tax rate to the reported tax rate for the three months ended September 30, 2009 results principally from the U.S. tax expense of $4.0 million recognized on the undistributed foreign income for U.S. tax purposes.

Net income for the three months ended September 30, 2010 increased $6.9 million to $80.6 million versus the same prior year period. For the three months ended September 30, 2010 and 2009 diluted earnings per share was $0.90 and $0.83, respectively. The increase in net income was primarily due to higher sales, incremental earnings from the Acquisition and a decrease in reorganization costs ($4.3 million), partially offset by an increase in interest expense ($11.0 million).

Nine Months Ended September 30, 2010 versus the Nine Months Ended September 30, 2009

	Net Sales		Operating Earnings (Loss)
	Nine months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009
Outdoor Solutions	$1,914.7	$1,794.8	$206.2	$158.3
Consumer Solutions	1,252.5	1,218.4	143.1	153.3
Branded Consumables	946.9	586.9	65.0	66.0
Process Solutions	265.2	196.9	19.5	14.6
Corporate	—	—	(167.0)	(76.0)
Intercompany eliminations	(40.8)	(37.1)	—	—

	$4,338.5	$3,759.9	$266.8	$316.2

Net sales for the nine months ended September 30, 2010 increased $579 million, or 15.4%, to $4.3 billion versus the same prior year period. The overall increase in net sales was primarily due to the Acquisition (approximately $350 million), improved point of sale in certain product categories, expanded product offerings and increased demand internationally, partially offset by unfavorable foreign currency translation of approximately $14 million, which includes the unfavorable foreign currency translation of approximately $61 million related to the currency devaluation in Venezuela (see “Venezuela Operations”). Net sales in the Outdoor Solutions segment increased $120 million, or 6.7%, primarily as the result of higher sales in the Coleman and fishing businesses due to increased category space at a major domestic retailer; expanded product offerings; increased point of sales; and improved international market conditions and favorable foreign currency translation (approximately $20 million), partially offset by the exiting of two business lines (approximately $37 million). Net sales in the Consumer Solutions segment increased $34.1 million, or 2.8%, primarily as the result of increased demand domestically, especially in the beverage, food preparation, food preservation and slow cooking categories and certain personal care and wellness categories, which is primarily due to new product placements; increased point of sales; increased sell through for seasonal products at certain major retailers; increased demand internationally, excluding Venezuela, primarily due to overall economic improvement, new institutional sales and increased promotional activity; offset by unfavorable foreign currency translation (approximately $40 million), which includes the unfavorable impact of approximately $55 million related to the currency devaluation in Venezuela (see “Venezuela Operations”). Net sales in the Branded Consumables segment increased $360 million, or 61.3%, which is mainly due to the Acquisition, improvements in the safety and security business and new product placements, including safes and shredders and favorable foreign currency translation (approximately $5 million). Net sales in the Process Solutions segment increased 34.7%, primarily due to an increase in the pass through pricing of commodities and increases in coinage and monofilament due to improved market conditions.

Cost of sales increased $446 million, or 16.4%, to $3.2 billion for the nine months ended September 30, 2010 versus the same prior year period. The increase is primarily due to the Acquisition (approximately $220 million), higher sales and the inclusion of a $25.3 million charge during the nine months ended September 30, 2010, related to the purchase accounting adjustment, primarily related to the Acquisition, for the elimination of manufacturer’s profit in inventory that requires the fair value of the inventory acquired to be valued at the sales price of the finished inventory, less costs to complete and a reasonable profit allowance for selling effort. Cost of sales as a percentage of net sales for the nine months ended September 30, 2010 and 2009 was 72.8% and 72.2%, respectively (72.3% for the nine months ended September 30, 2010 excluding the charge for the elimination of manufacturer’s profit in inventory). Cost of sales as a percentage of net sales for the nine months ended September 30, 2010 was negatively affected as a result of the currency devaluation in Venezuela (see “Venezuela Operations”) and the negative impact on gross margin resulting from higher costs in 2010, primarily commodity and transportation costs. Cost of sales as a percentage of net sales for the nine months ended September 30, 2009 was also negatively affected by the sell through during the first quarter of 2009 of higher cost inventory that was built in 2008 during a significant rise in commodity prices.

SG&A increased $186 million, or 26.3%, to $893 million for the nine months ended September 30, 2010 versus the same prior year period. The change is primarily due to the Acquisition, $78.1 million of charges related to the Company’s Venezuela operations (see “Venezuela Operations”), transaction costs, primarily related to acquisitions ($24.6 million) and an increase in stock-based compensation ($6.4 million), partially offset by gains recognized on derivatives not designated as effective hedges ($10.9 million) and a mark-to-market gain ($10.1 million) associated with the Company’s Euro-denominated debt and intercompany loans. Additionally, the Company recorded a fair value adjustment related to the recovery of a long-term note from a prior investment, partially offset by a fair value adjustment of a lease termination.

Operating earnings for the nine months ended September 30, 2010 in the Outdoor Solutions segment increased $47.9 million, or 30.3%, versus the same prior year period primarily due to a net gross margin increase (approximately $24 million) due to higher sales, partially offset by other costs and a $19.3 million decrease in reorganization costs and a decrease in SG&A ($4.7 million). Operating earnings for the nine months ended September 30, 2010 in the Consumer Solutions segment decreased $10.2 million, or 6.7%, versus the same prior year period primarily as the result of the unfavorable impact on gross margins (approximately $50 million) related to the currency devaluation in Venezuela (see “Venezuela Operations”), partially offset by a gross margin increase (approximately $37 million) due to higher sales and a $3.2 million decrease in reorganization costs. Operating earnings for the nine months ended September 30, 2010 in the Branded Consumables segment decreased $1.0 million, or 1.5%, versus the same prior year period primarily due to the impairment charges for goodwill and intangible assets ($18.3 million) and the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory ($25.3 million), partially offset by the impact of the Acquisition, a net gross margin increase (approximately $7 million) due to higher sales and a $2.7 million decrease in SG&A, excluding the impact of the Acquisition. Operating earnings in the Process Solutions segment for the nine months ended September 30, 2010 increased $4.9 million, or 33.6%, versus the same prior year period primarily as the result of the gross margin impact of higher sales, partially offset by an increase in SG&A ($5.4 million).

For the nine months ended September 30, 2010, the Company did not incur any reorganization costs as the reorganization plans from prior periods have been completed. For the nine months ended September 30, 2009, reorganization costs were $22.5 million. The majority of these charges ($19.3 million) relate to plans initiated for 2009 to rationalize the overall cost structure of the Outdoor Solutions segment. The Company also recorded reorganization costs ($3.2 million) during the nine months ended September 30, 2009 within the Consumer Solutions segment for headcount reductions related to cost reduction initiatives.

During the nine months ended September 30, 2010, the Company recorded a non-cash charge of $17.3 million to reflect impairment of goodwill within the Branded Consumables segment due to a decrease in the fair value of forecasted cash flows, reflecting the deterioration of revenues and margins in the in this segment’s Arts and Crafts business due to a decline in 2010 of forecasted sales to a major customer.

Net interest expense increased $20.1 million to $130 million for the nine months ended September 30, 2010 versus the same prior year period due to higher levels of outstanding debt versus the same prior year period and an increase in the Company’s weighted average interest rate for 2010 to 5.8% from 5.4% in 2009.

The Company’s reported tax rate for the nine months ended September 30, 2010 and 2009 was 56.0% and 38.1%, respectively. The increase from the statutory tax rate to the reported tax rate for the nine months ended September 30, 2010 results principally from the tax expense ($34.5 million) due to non-deductible charges primarily related to the currency devaluation in Venezuela and from the translation of U.S. dollar denominated net assets in Venezuela (see “Venezuela Operations”) and a tax charge ($6.2 million) related to non-deductible transaction costs attributable to the Acquisition, partially offset by the tax benefit ($18.8 million) related to the reversal of a deferred tax liability attributable to the reduction of Venezuelan earnings considered as not permanently reinvested. The difference from the statutory tax rate to the reported tax rate for the nine months ended September 30, 2009 results principally from the U.S. tax expense of $5.8 million recognized on the undistributed foreign income for U.S. tax purposes.

Net income for the nine months ended September 30, 2010 decreased $67.5 million to $60.0 million versus the same prior year period. For the nine months ended September 30, 2010 and 2009, diluted earnings per share was $0.67 and $1.53, respectively. The decrease in net income was primarily due to the non-cash charges related to the Company’s Venezuela operations ($78.1 million), the impairment charges for goodwill and intangible assets ($19.0 million), the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory ($25.3 million) and an increase in interest expense ($20.1 million), partially offset by incremental earnings from the Acquisition, higher sales and a decrease in reorganization costs ($22.5 million).

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company believes that its cash and cash equivalents, cash generated from operations and the availability under its senior credit facility (the “Facility”) and the credit facilities of certain foreign subsidiaries as of September 30, 2010, provide sufficient liquidity to support working capital requirements, planned capital expenditures, completion of current and future reorganization and acquisition-related integration programs, pension plan contribution requirements and debt obligations for the foreseeable future.

In August 2010, the Company improved its liquidity as it entered into an amendment to the Facility that, in part, extended the maturity date of approximately $358 million principal amount of existing term loans from January 2012 to January 2015 through the creation of a new Term B5 tranche of the Facility; increased the gross availability under the existing revolving credit facility from $100 million to $150 million; and extended the maturity date until January 2015. The Term B5 loans bear interest of LIBOR plus 3.25%.

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2010 and 2009 was $14.2 million and $348 million, respectively. The change is primarily due to a higher year over year seasonal inventory build as the Company returns to growing its sales, which results in higher inventory levels, and the impact of the $25.3 million purchase accounting adjustment for the elimination of manufacturer’s profit in inventory that requires the fair value of the inventory acquired to be valued at the sales price of the finished inventory, less costs to complete and a reasonable profit allowance for selling effort, partially offset by improved operating results and the impact of the Acquisition. The Company’s inventory at September 30, 2009 was maintained at lower levels, as a result of the anticipated demand decline due to the global recessionary environment.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities for the nine months ended September 30, 2010 and 2009 was $210 million and ($11.6) million, respectively. The change is primarily due to the proceeds from the issuance of long-term debt in excess of payments on long-term debt ($228 million) during 2010 and the impact of the incremental net change in short-term debt on a year-over-year basis ($199 million), partially offset by the proceeds from issuance of common stock, net of transaction fees, during 2009 ($203 million) and the repurchase of the Company’s common stock ($37.2 million) during 2010 and dividends paid ($21.4 million) during 2010.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2010 and 2009 was $575 million and $101 million, respectively. Cash used for the acquisition of businesses, net of cash acquired and earnout payments for the nine months ended September 30, 2010 increased $476 million over the same period in 2010 due to the Acquisition. For the nine months ended September 30, 2010, capital expenditures were $95.6 million versus $76.2 million for the same prior year period. The Company has historically maintained capital expenditures at less than 2% of net sales and expects that capital expenditures for 2010 will increase to an annualized run rate of approximately 2.5% following the Acquisition.

Dividends

In August 2010, the Company’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.0825 per share of the Company’s common stock, or approximately $8 million, paid on October 29, 2010 to stockholders of record as of the close of business on October 1, 2010. For 2010, the Company anticipates a total annual dividend of $0.33 per share of common stock, which represents a 10% increase over the 2009 annualized run rate. However, the actual declaration of any future cash dividends, and the establishment of record and payment dates, will be subject to final determination by the Board each quarter after its review of the Company’s financial performance.

CAPITAL RESOURCES

At September 30, 2010, the Company had cash and cash equivalents of $456 million. At September 30, 2010, there was no amount outstanding under the revolving credit portion of the Facility. At September 30, 2010, net availability under the Facility was approximately $101 million, after deducting approximately $49 million of outstanding letters of credit. The Company is required to pay commitment fees on the unused balance of the revolving credit portion of the Facility. At September 30, 2010, the annual commitment fee on unused balances was 0.375%.

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

In July 2010, the Company entered into an amendment to the Company’s receivables purchase agreement (the “Securitization Facility”) that increased maximum borrowings under the Securitization Facility from $250 million to $300 million and extended the term for three years until July 2013. Following the renewal, the borrowing rate margin is 2.0% and the unused line fee is 0.95% per annum. At September 30, 2010, the Securitization Facility had outstanding borrowings totaling $300 million.

Certain foreign subsidiaries of the Company maintain working capital lines of credit with their respective local financial institutions for use in operating activities. At September 30, 2010, the aggregate amount available under these lines of credit totaled approximately $96 million.

The Company was not in default of any of its debt covenants at September 30, 2010.

In March 2010, the Board authorized a $50 million increase in the Company’s existing stock repurchase program to allow the Company to repurchase up to an aggregate of $150 million of its common stock. During the three and nine months ended September 30, 2010, the Company repurchased approximately 0.4 million and 1.1 million shares, respectively, of its common stock under this stock repurchase program at a per share average price of $26.73 and $28.57, respectively. At September 30, 2010, approximately $68 million remains available under this stock repurchase program.

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

Fair Values Hedges

During the nine months ended September 30, 2010, the Company terminated $625 million notional amount outstanding in swap agreements that exchange a fixed rate of interest for a variable interest rate and received $3.1 million in net proceeds. These floating rate swaps were not designated as effective hedges for accounting purposes and the fair market value gains or losses are included in the results of operations.

Cash Flow Hedges

During July 2010, the Company entered into an aggregate $400 million notional amount of interest rate swaps that exchange a variable rate of interest (LIBOR) for an average fixed rate of interest of approximately 1.6% over the term of the agreements, which mature on December 31, 2013. These swaps are forward-starting and are effective commencing December 31, 2010 ($200 million notional amount) and December 31, 2011 ($200 million notional amount). The Company has designated these swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest (LIBOR) payments.

At September 30, 2010, the Company had $850 million notional amount outstanding in swap agreements that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through December 2013. At September 30, 2010 the weighted average fixed rate of interest on these swaps was 2.2%. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (loss) (“AOCI”).

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain U.S. dollar-based debt of foreign subsidiaries. At September 30, 2010, the Company had a $22.5 million notional amount cross-currency swap outstanding that exchanges Canadian dollars for U.S. dollars. This swap exchanges the variable interest rate bases of the U.S. dollar balance (three-month U.S. LIBOR plus a spread of 175 basis points) and the equivalent Canadian dollar balance (three-month CAD BA plus a spread of 192 basis points). This swap is designated as fair value hedge on a U.S. dollar-based term loan of a Canadian subsidiary. Changes in the fair market value of this cross-currency swap are recorded as an offset to the corresponding long-term debt.

Forward Foreign Currency Contracts

The Company uses forward foreign currency contracts (“foreign currency contracts”) to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through June 2012. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of income as the underlying hedged item. At September 30, 2010, the Company had approximately $530 million notional amount of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases and sales.

At September 30, 2010, the Company had outstanding approximately $93 million notional amount of foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through August 2011. Fair market value gains or losses are included in the results of operations.

In January 2010, the Company entered into foreign currency contracts to purchase €125 million as a hedge against the Euro purchase price of the Acquisition. These foreign currency contracts, which matured on April 1, 2010, were not designated as effective hedges for accounting purposes and an $8.5 million fair market value loss was recognized and included in the results of operations.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the impact that the rising price of these commodities has on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with maximum cost certainty, and in certain instances allow the Company to benefit should the cost of the commodity fall below certain dollar levels. At September 30, 2010, the Company had outstanding approximately $14.6 million notional amount of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through March 2011. Fair market value gains or losses are included in the results of operations.

The following table presents the fair value of derivative financial instruments as of September 30, 2010:

September 30, 2010
(in millions)	Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(11.2)
Foreign currency contracts	(13.7)
Fair value hedges:
Cross-currency swaps	(3.3)

Subtotal	(28.2)

Derivatives not designated as effective hedges:
Foreign currency contracts	(0.5)
Commodity contracts	0.6

Subtotal	0.1

Total	$(28.1)

Net Investment Hedge

In September 2010, the Company designated its Euro-denominated 7 1/2% senior subordinated notes due 2020, with an aggregate principal balance of €150 (the “Hedging Instrument”), as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-denominated subsidiaries. Foreign currency gains and losses on the Hedging Instrument are recorded as an adjustment to AOCI.

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

The following table provides information about purchases by the Company during the three months ended September 30, 2010, of equity securities of the Company:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Repurchase Program (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
July 1 – July 31	—	$—	3,318,201	$77,230,000
August 1 – August 31	190,000	26.65	3,508,201	$72,166,000
September 1 – September 30	167,800	26.83	3,676,001	$67,664,000

Total	357,800	$26.73

(1)	In November 2007, the Company announced that its Board of Directors (the “Board”) authorized a stock repurchase program that would allow the Company to repurchase up to $100 million of its common stock. In March 2010, the Company’s Board authorized a $50 million increase in this existing stock repurchase program to allow the Company to repurchase an aggregate of up to $150 million of its common stock.

Item 6	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit	Description

3.1

Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on

Form 10-K, filed with the Commission on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 15, 2005, and incorporated herein by reference).

3.4	Certificate of Designations of Series D Junior Participating Preferred Stock of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 21, 2008, and incorporated herein by reference).

3.5	Certificate of Elimination of the Series D Junior Participating Preferred Stock of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 20, 2009, and incorporated herein by reference).

3.6	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 19, 2007, and incorporated herein by reference).

3.7	Amendment No. 1 to the Amended and Restated Bylaws of the Company (filed as Exhibit 3.6 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 23, 2009, and incorporated herein by reference).

*4.1	Seventh Supplemental Indenture to the 2007 Indenture, dated October 20, 2010 among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as successor Trustee.

10.1	Amendment No. 8 to the Amended and Restated Loan Agreement, dated as of July 1, 2010, by and among Jarden Receivables, LLC, as borrower, Jarden Corporation, as initial servicer, Three Pillars Funding LLC, as lender, and SunTrust Robinson Humphrey, Inc., as administrator (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2010, and incorporated herein by reference).

10.2	Second Amended and Restated Loan Agreement, dated as of July 29, 2010, among Jarden Corporation, as initial servicer; Jarden Receivables, LLC, as borrower; Three Pillars Funding LLC and Wells Fargo Bank, National Association, as lenders, and SunTrust Robinson Humphrey, Inc., as administrator, together with the Reaffirmation, Acknowledgement and Consent of Performance Guarantor thereunder executed by Jarden Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 4, 2010, and incorporated herein by reference).

10.3	Second Amended and Restated Receivables Contribution and Sales Agreement, dated as of July 29, 2010, among the originators party thereto and Jarden Receivables, LLC, as buyer (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 4, 2010, and incorporated herein by reference).

10.4	Second Amended and Restated Lender Note, dated July 29, 2010, executed by Jarden Receivables, LLC in favor of Three Pillars Funding LLC (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on August 4, 2010, and incorporated herein by reference).

10.5	Lender Note, dated July 29, 2010, executed by Jarden Receivables, LLC in favor of Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on August 4, 2010, and incorporated herein by reference).

*†10.6	Amendment No. 14 to Credit Agreement and Amendment No. 6 to Pledge and Security Agreement, dated as of August 26, 2010, among Jarden Corporation, Deutsche Bank AG New York Branch, as administrative agent, Citicorp USA, Inc., as syndication agent, and each incremental lender or other party identified on the signature pages thereto.

10.7	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on September 1, 2010, and incorporated herein by reference).

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine month ended September 30, 2010, (ii) the Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, (iii) the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2010, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*	Filed herewith
†	Exhibit 10.6 to this Quarterly Report on Form 10-Q supersedes and replaces Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 1, 2010, to correct certain typographical errors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2010

JARDEN CORPORATION (Registrant)

By:	/S/ RICHARD T. SANSONE
Name:	Richard T. Sansone
Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

*4.1	Seventh Supplemental Indenture to the 2007 Indenture, dated October 20, 2010 among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as successor Trustee.

*10.6	Amendment No. 14 to Credit Agreement and Amendment No. 6 to Pledge and Security Agreement, dated as of August 26, 2010, among Jarden Corporation, Deutsche Bank AG New York Branch, as administrative agent, Citicorp USA, Inc., as syndication agent, and each incremental lender or other party identified on the signature pages thereto.

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine month ended September 30, 2010, (ii) the Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, (iii) the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2010, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*	Filed herewith