Form 10-K
period 2010-12-31
JARDEN CORP
filed 2011-02-24
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Yes     ☐     No     ☒

As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2.3 billion based upon the closing market price on such date as reported on the New York Stock Exchange.

All (i) executive officers and directors of the registrant and (ii) all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock who hold 10% or more of the registrant’s outstanding common stock, have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

There were approximately 92,277,000 shares outstanding of the registrant’s common stock, par value $0.01 per share, as of February 15, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report will be set forth in and, incorporated herein by reference to the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which is anticipated to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days following the end of the Company’s fiscal year ended December 31, 2010.

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

Our unique operating culture has evolved into operating processes and a simple business philosophy which we call “Jarden’s DNA.” This philosophy is based largely on common sense and is the embodiment of our culture, of who we are, how we operate and how we act as a company and as individuals. The core elements of Jarden’s DNA are:

•	Strive to be better.

•	Retain and develop the best talent.

•	Support the individual, but encourage teamwork.

•	Think lean, act large.

•	Listen, learn and innovate.

•	Deliver exceptional financial results.

•	Have fun, work hard, execute.

•	Enhance the communities in which we operate.

We are a leading provider of a broad range of consumer products. Jarden’s three primary business segments, Outdoor Solutions, Consumer Solutions and Branded Consumables, manufacture or source, market and distribute a number of well-recognized brands, including: Outdoor Solutions: Abu Garcia®, Aerobed®, Berkley®, Campingaz®, Coleman®, Fenwick®, Gulp!®, K2®, Marker®, Marmot®, Mitchell®, Penn®, Rawlings®, Shakespeare®, Stearns®, Stren®, Trilene®, Völkl® and Zoot®; Consumer Solutions: Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam®, VillaWare® and White Mountain®; and Branded Consumables: Ball®, Bee®, Bicycle®, Billy Boy®, Crawford®, Diamond®, Dicon®, Fiona®, First Alert®, First Essentials®, Forster®, Hoyle®, Kerr®, Lehigh®, Leslie-Locke®, Lillo®, Loew-Cornell®, Mapa®, NUK®, Pine Mountain®, Quickie®, Spontex® and Tigex®. Our growth strategy is based on introducing new products, as well as on expanding existing product categories, which is supplemented through opportunistically acquiring businesses with highly recognized brands, innovative products and multi-channel distribution.

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

Acquisitions

2010 Activity

On April 1, 2010, the Company acquired the Mapa Spontex Baby Care and Home Care businesses (“Mapa Spontex”) of Total S.A. (“Total”), through the acquisition of certain of Total’s subsidiaries for a Euro purchase price of approximately €200 million (approximately $275 million), subject to certain adjustments (the “Acquisition”). The total value of the transaction, including debt assumed and or repaid, was approximately €305 million (approximately $415 million). Mapa Spontex is a global manufacturer and distributor of primarily baby care and home care products with leading market positions in Argentina, Brazil and Europe in the core categories it serves. Its baby care portfolio includes feeding bottles, soothers, teats and other infant accessories sold primarily under the Fiona®, First Essentials®, Lillo®, NUK® and Tigex® brands; and health care products, including condoms sold under the Billy Boy® brand. Its home care portfolio includes sponges, rubber gloves and related cleaning products for industrial, professional and retail uses sold primarily under the Mapa® and Spontex® brands. The Acquisition is expected to expand the Company’s product offerings and distribution channels into new, attractive categories and further diversify revenue streams and increase the Company’s international presence. The Acquisition is consistent with the Company’s strategy of purchasing leading, niche consumer-oriented brands with attractive cash flows and strong management. Mapa Spontex is reported in the Company’s Branded Consumables segment and is included in the Company’s results of operations from April 1, 2010.

In addition, the Company completed three tuck-in acquisitions during 2010. On October 1, 2010, the Company acquired Aero Products International, Inc. (“Aero”), a leading provider of premium, air-filled mattresses under brand names including Aero®, Aerobed® and Aero Sport®. The acquisition of Aero is expected to expand distribution channels, as well as expand the Company’s current Coleman product offerings of indoor and outdoor air beds and accessories. Aero is reported in the Company’s Outdoor Solutions segment and is included in the Company’s results of operations from October 1, 2010. On December 17, 2010, the Company acquired Quickie Manufacturing Corporation (“Quickie”), a leading supplier and distributor of innovative cleaning tools and supplies. Quickie designs, manufactures and distributes cleaning products including mops, brooms, dusters, dust pans, brushes, buckets and other supplies, for traditional in-home use, as well as commercial and contractor-grade applications sold primarily under the leading brands Quickie Original®, Quickie Home-Pro®, Quickie Professional®, Quickie Microban® and Quickie Green Cleaning®. The Quickie acquisition complements the Mapa Spontex acquisition by combining Quickie’s leading domestic position in household stick and smallware cleaning supplies with Mapa Spontex’s leading international position in gloves and sponges and provides the Company with a complete product line in conventional cleaning supplies to offer our retailers both domestically and internationally. Quickie is reported in the Company’s Branded Consumables segment and is included in the Company’s results of operations from December 17, 2010. The combined cash purchase price, net of cash acquired, for the Aero and Quickie acquisitions was approximately $270 million, subject to certain adjustments. Additionally, during 2010, the Company completed another tuck-in acquisition. All three tuck-in acquisitions were complementary to the Company’s core businesses and from an accounting standpoint were not significant.

2009 Activity

During 2009, the Company completed three tuck-in acquisitions that by nature were complementary to the Company’s core businesses and from an accounting standpoint were not significant.

Business Segments

We operate three primary business segments: Outdoor Solutions, Consumer Solutions and Branded Consumables.

Outdoor Solutions

The Outdoor Solutions segment manufactures or sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas and charcoal grills, lanterns and flashlights, propane fuel, sleeping bags, tents and water recreation products such as inflatable boats, kayaks and tow-behinds. The Outdoor Solutions segment is also a leading provider of fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, softball, football, basketball, field hockey and lacrosse products are sold under brand names such as deBeer®, Gait®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas®, Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Helium®, Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high-performance technical and outdoor apparel and equipment under brand names such as CAPP3L®, Ex Officio®, K2®, Marker®, Marmot®, Planet Earth®, Ride®, Völkl® and Zoot® and premium air beds under brand names including Aero®, Aerobed® and Aero Sport®.

A summary of the well-known brand names we sell through the Outdoor Solutions segment follows:

Principal Owned Brands	Principal Products
Coleman® and Campingaz®	Camping and outdoor equipment

Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®	Fishing equipment

deBeer®, Gait®, Miken®, Rawlings® and Worth®	Team sports equipment

Atlas®, Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®	Alpine and Nordic skiing, snowboarding, snowshoeing and in-line skating equipment

Helium®, Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®	Personal flotation devices, water sports equipment and all-terrain vehicle gear

Aero®, Aerobed®, Aero Sport® and Coleman®	Inflatable air beds

CAPP3L®, Ex Officio®, K2®, Marker®, Marmot®, Planet Earth®, Ride®, Völkl® and Zoot®	Technical and outdoor apparel and equipment

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

In addition to brand development, we are focused on expanding our licensing strategy to enhance brand exposure and brand equity through appropriate product extensions, while generating incremental revenue and recognition. We believe we have an objective and targeted image of high quality and excellent value. We have licensing agreements for our products with brands of the National Football League®, Major League Baseball®,

National Basketball Association®, as well as with various individual collegiate athletics departments, and with companies such as Marvel Entertainment, LLC® and Mattel®. We utilize these licensing rights to market and distribute products across a number of categories.

Distribution and Fulfillment

We have warehouse and distribution facilities in Canada, Europe, Latin America, the Pacific Rim and the United States. We also use third party warehouses and logistical services. We distribute our products to customers around the world utilizing both direct shipping from our manufacturers and distribution from our internal and third-party warehouse facilities.

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

Raw Materials and Sourcing of Product

Our primary raw materials include aluminum, copper, corrugated cardboard for packaging, electrical components, plastic resin, propane gas, steel, urethane and various textiles and fabrics. Resin and urethane are components in coolers and resin is also a component of several other Outdoor Solutions products. Steel and propane gas are predominately components of appliances and fuel cylinders. These raw materials are purchased from regular commercial suppliers and are available from multiple sources in quantities sufficient to meet normal requirements. The supply and demand for these key raw materials are subject to cyclical and other market factors.

We also purchase a substantial number of finished products from various suppliers, but are not heavily dependent upon a single supplier for our sourced products in total.

Intellectual Property

The principal trademarks consist of Campingaz®, Coleman®, K2®, Marmot®, Rawlings®, Sevylor®, Shakespeare®, Stearns® and Völkl®. Other trademarks in this segment include Abu Garcia®, Aero®, Aerobed®, Aero Sport®, All Star®, Atlas®, Berkley®, Coleman®, Exponent®, deBeer®, Ex Officio®, Fenwick®, Gait®, Gulp!®, Hodgman®, JRC™, Line®, Little Bear®, Mad Dog Gear®, Madshus®, Marker®, Miken®, Mitchell®, Morrow®, Penn®, Pflueger®, Planet Earth®, Ride®, Roadtrip®, Sevenstrand®, Sospender®, Spiderwire®, Stren®, Tubbs®, Trilene®, Ugly Stik®, Worth®, Xtools®, Zoot® and 5150 Snowboards®. We believe our principal trademarks in the Outdoor Solutions segment have high levels of brand name recognition among retailers and consumers throughout Asia, Europe, Latin America and North America. In addition, we believe our brands have an established reputation for quality, reliability and value. We monitor and protect our brands against infringement, and we actively pursue the licensing of our trademarks to third parties for products that complement our product lines or businesses. We hold numerous design and utility patents covering a wide variety of products, the loss of any of which would likely not have a material adverse effect on our business as a whole.

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

Consumer Solutions

The Consumer Solutions segment manufactures or sources, markets, and distributes a diverse line of household products, including kitchen appliances and personal care and wellness products for home use. This segment maintains a strong portfolio of globally recognized brands including Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam® and Villaware®. The principal products in this segment include: clippers and trimmers for professional use in the beauty and barber and animal categories; electric blankets, mattress pads and throws; household kitchen appliances, such as blenders, coffeemakers, irons, mixers, slow cookers, toasters, toaster ovens and vacuum packaging machines; personal care and wellness products, such as air purifiers, fans, heaters and humidifiers, for home use; products for the hospitality industry; and scales for consumer use.

We believe that our Consumer Solutions sales are well-diversified with respect to both geography and distribution channel. We sell a variety of branded household products including:

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

In addition to brand development, we have an extensive licensing strategy to extend the reach of the brands across categories, geographies and strategic product extensions. We believe that utilizing licensing generates high value consumer impressions that are aligned with the strategic objectives of the brands and enhances emotional relevance of the product. Crock-Pot®, Oster®, Rival® and Sunbeam® are among the leading licensed housewares brands in the consumer products industry. We also establish strategic alliances with key external brands such as Arm & Hammer®, Keurig®, Margaritaville®, Pur® and Therapedic® providing us the opportunity to broaden our consumer appeal and distribution channel penetration by leveraging their consumer recognition through exciting, differentiated products.

Distribution and Fulfillment

We utilize a combination of third-party and owned warehouses in Canada, China, Europe, Latin America and the United States to distribute our Consumer Solutions products.

Manufacturing

Our research and development department designs and engineers many of our products, collaborates with our manufacturing operations and sets strict engineering specifications for our third-party manufacturers. Additionally, the research and development team ensures our proprietary manufacturing expertise despite outsourced production for those products we do not manufacture in company-owned facilities. We maintain control over all critical production molds. In order to ensure the quality and consistency of our products manufactured by third-party manufacturers in Asia, we employ a team of inspectors who examine the products we purchase on-site at the factories. Products are currently sourced through multiple key suppliers in China, Korea and the United States.

Small kitchen appliances and personal care and wellness products are developed, designed and tested at sites around the world. The products are manufactured in owned and leased facilities in China, Latin America and North America and through third-party sourcing. In order to ensure the quality and consistency of our products manufactured by third-party manufacturers in Asia, we have sourcing operations including product development, project management, sourcing management, supply chain and quality support in Hong Kong and mainland China.

Raw Materials and Sourcing of Product

Our primary raw materials for our in-house manufactured product include copper, glass, resin, steel and various paper-related packaging materials. For all key materials, we generally maintain relationships with two or more vendors to ensure we have sufficient quantities available to meet our short and long-term production requirements. We have partnered with other Jarden divisions where possible to establish new vendor relationships and consolidate, if and when possible, our order volume. We also source finished goods products from other vendors who also use many of the same materials mentioned above. Similarly, we have consolidated vendors where appropriate and expanded where necessary to take advantage of those opportunities available through our prior acquisitions.

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

Branded Consumables

The Branded Consumables segment manufactures or sources, markets and distributes a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples, including arts and crafts paint brushes, brooms, brushes, buckets, children’s card games, clothespins, collectible tins, condoms, cord, rope and twine, dusters, dust pans, feeding bottles, fencing, fire extinguishing products, firelogs and firestarters, home canning jars and accessories, kitchen matches, mops, other craft items, pacifiers, plastic cutlery, playing cards and accessories, rubber gloves and related cleaning products, safes, security cameras, security doors, smoke and carbon monoxide alarms, soothers, sponges, storage organizers and workshop accessories, teats, toothpicks, window guards and other accessories. This segment markets our products under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, Billy Boy®, BRK®, Crawford®, Diamond®, Dicon®, Fiona®, First Alert®, First Essentials®, Forster®, Hoyle®, Java-Log®, KEM®, Kerr®, Lehigh®, Leslie-Locke®, Lillo®, Loew-Cornell®, Mapa®, NUK®, Pine Mountain®, Quickie Green Cleaning®, Quickie Home-Pro®, Quickie Microban®, Quickie Original®, Quickie Professional®, Spontex®, Tigex® and Wellington® brand names, among others.

We sell a variety of branded consumables products including:

Principal Owned and Licensed Brands	Principal Products
Ball®, Bernardin® and Kerr®	Home canning jars and accessories

BRK®, First Alert®, Protector® and Tundra®	Home safety products

Fiona®, First Essentials®, Lillo®, NUK® and Tigex®	Baby care products

Diamond®, Mapa®, Quickie Green Cleaning®, Quickie Home-Pro®, Quickie Microban®, Quickie Original®, Quickie Professional®, Spontex® and Virulana®	Home care products

Billy Boy®, Blausiegel™, Fromms® and Mucambo®	Health care products

Aviator®, Bee®, Bicycle®, Hoyle® and KEM®	Playing cards and card accessories

Lehigh®, SecureLine® and Wellington®	Cord, rope and twine

Forster®, Loew-Cornell® and Woodsies®	Arts and crafts products

Java-Log®, Northland®, Pine Mountain®, Starterlogg® and Superlog®	Firelogs and firestarters

Crawford®, Leslie-Locke® and Storehorse®	Storage organizers and workshop accessories, doors and fencing

Sales and Marketing

For our Branded Consumables sales efforts, we utilize internal sales, marketing and customer service staff, supported by a network of outside sales representatives. Regional sales managers are organized by geographic area and, in some cases, customers, and are responsible for customer relations management, pricing and distribution strategies, and sales generation. Our customer-specific organized sales staff includes individuals focused on key customers and also key customer groups such as casinos, electrical distributors and personal protective equipment distributors. Our marketing and sales departments work closely together to develop pricing and distribution strategies and to design packaging and develop product line extensions and new products.

Distribution and Fulfillment

We distribute our Branded Consumables products through a number of in-house distribution centers and third-party warehouses throughout Europe, North and South America and the Pacific Rim. Whenever possible, we utilize highly automated packaging equipment, allowing us to maintain our efficient and effective logistics and freight management processes. We also work with outsourced providers for the delivery of our products in order to ensure that as many shipments as possible are processed as full truckloads, saving significant freight costs.

Manufacturing

We manufacture products such as firelogs and firestarters, kitchen matches and metal closures for our home canning jars in our North American facilities. We also manufacture playing cards and certain baby care products, home care products, health care products and home safety products at facilities around the world, including facilities in Asia, Europe, Latin America, North America and South America.

Raw Materials and Sourcing of Product

Most of our glass canning jars and raw paper stock for playing cards are supplied under multi-year supply agreements with primary vendors which assist us in achieving attractive pricing taking into consideration our volumes. Such materials are also available from other sources at competitive prices. Other raw materials used in manufacturing, including extinguisher powder, metal, nylon, paper, resin, sawdust, tin plate, wax and wood are supplied by multiple vendors and are currently available from a variety of sources at competitive prices. Our plastic cutlery is sourced from both our Process Solutions segment and China. The natural rubber for gloves; wood pulp for sponges; and polypropylene, silicone and latex for baby products are raw materials that are available from multiple sources.

Our China office is responsible for sourcing finished products from Asia in order to grow and diversify our product portfolio. Quality testing for these products is performed both by our China office and by our North American quality labs.

Historically, the raw materials and components that are necessary for the manufacture of our products have been available in the quantities that we require.

Intellectual Property

We believe that none of our active trademarks or patents is essential to the successful operation of our overall Branded Consumables business. However, our rights to use certain trademarks such as Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, Billy Boy®, BRK®, Crawford®, Diamond®, Dicon®, Fiona®, First Alert®, First Essentials®, Forster®, Hoyle®, Java-Log®, KEM®, Kerr®, Lehigh®, Leslie-Locke®, Lillo®, Loew-Cornell®, Mapa®, NUK®, Pine Mountain®, Quickie Green Cleaning®, Quickie Home-Pro®, Quickie Microban®, Quickie Original®, Quickie Professional®, Spontex®, Tigex® and Wellington®, among others, may materially affect the sales of the individual products or product lines related to such trademarks.

We also have licensing agreements for brands such as Coca-Cola®, Disney®, National Football League®, Jack Daniels®, Nickelodeon® and World Poker Tour® to manufacture and distribute playing cards under those brand names.

Seasonality

Sales of our home canning products generally reflect the pattern of the growing season, and retail sales of our plastic cutlery are concentrated in the summer months and holiday periods. Sales of our home improvement products are concentrated in the spring and summer months. Sales of our firelog and firestarter products are concentrated in the fall and winter months. Sales of all these products may be negatively affected by unfavorable weather conditions and other market trends. Periods of drought, for example, may adversely affect the supply and price of fruit, vegetables and other foods available for home canning. Warm weather in the fall and winter may adversely affect our firelog and firestarter sales. Sales of arts and crafts, home care and baby care products, home safety products and playing cards are generally not seasonally concentrated.

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

Customers and Competition

We distribute our products in over 100 countries, primarily through club stores; craft stores; direct-to-consumer channels, primarily infomercials; department stores; drugstores; grocery retailers; home improvement stores; mass merchandisers; on-line; specialty retailers and wholesalers. In 2010, approximately 21% of the our consolidated net sales were to Walmart, who purchased product from our Company’s three primary business segments: Outdoor Solutions, Consumer Solutions and Branded Consumables and was our single largest customer. No other customer represents more than 5% on our consolidated net sales. Other leading customers include: Academy Sports + Outdoors, Bed Bath and Beyond, Canadian Tire, Costco, Dick’s Sporting Goods, The Home Depot, Kmart, Kroger, Lowe’s and Target.

The markets in which our businesses operate are generally highly competitive, based primarily on product quality, product innovation, price and customer service and support, although the degree and nature of such competition vary by location and product line. Since we offer such of a broad range of consumer products, our competitors are varied and are both larger and smaller companies that offer the same or similar consumer products. We do not have a competitor that offers an array of consumer products that are comparable to the Company’s. We have a larger number of competitors that generally only compete within a few individual products or product lines. In addition to branded products, we regularly compete against the private label brands of retailers and “generic” non-branded products in certain categories.

Competitive Strengths

We believe that the following competitive strengths serve as a foundation for our business strategy:

Market Leadership Positions. In North America, we are a leader in several categories including alpine skis and bindings, snowboarding and snowshoeing, baseballs, bats and batting helmets, softballs and gloves, camping gear, cordage, firelogs and firestarters, fishing soft baits, rods, reels, and combos, home canning, home vacuum packaging, matches and toothpicks, personal flotation devices, playing cards, boxed plastic cutlery, selected small kitchen appliances, warming blankets and a number of other branded consumer products. We believe that the specialized nature of our niche categories, and our market shares therein, provide us with competitive advantages in terms of demand from consumers and enhanced brand awareness. We believe our leadership positions contribute to our ability to attract new customers and enter new distribution channels.

Our Coleman® and Campingaz® brands are widely recognized domestically, in Europe and in the Pacific Rim, and we are a leader in a number of camping and outdoor equipment product categories, including tents, lanterns and stoves. Our Ugly Stik® models have been the best selling fishing rods in the U.S. for over 20 years. Penn® is a leading product line and brand that is principally focused on salt water fishing reels. Through our Helium®, Hodgman®, Nevin®, Sospenders® and Stearns® brands, we are a leading provider of flotation vests, jackets and suits (“personal flotation devices”), cold water immersion products and wet suits. Sevylor® is a leading brand in innovative inflatable towables, boats, kayaks and related products. We sell alpine and Nordic skis under a number of brands including Line®, K2®, Madshus® and Völkl®, and alpine ski bindings under the name Marker® in the three major ski markets of the world—Europe, Japan and North America. We sell boots, bindings, snowboards, snowboard outerwear and snowshoes under a number of brands including Atlas®, K2®, Morrow®, Ride®, Tubbs® and 5150 Snowboards®. We believe we are a leader in each of the ski, snowboard and snowshoe categories that we participate in. We believe that Rawlings® is a leading brand and supplier of baseball equipment in North America and, through its licensee, in Japan. Rawlings’ products in this area include baseball gloves, baseballs, softballs, batters’ helmets, catchers’ and umpires’ protective equipment, aluminum, composite and wood baseball bats, batters’ gloves and accessories. Rawlings is a major supplier to professional, collegiate, interscholastic and amateur organizations worldwide and is also the official baseball supplier to Major League Baseball (“MLB”), Minor League Baseball and the National Collegiate Athletic Association, as well as the official helmet supplier to MLB. Worth® and Miken® are leading brands for softball products with leading positions in collegiate and amateur slow pitch and fast pitch softball. Our Marmot® brand is a leader in the premium-priced, high- performance technical outdoor apparel and equipment market. Marmot® designs, manufactures, markets and distributes performance jackets, technical rainwear, expedition garments, fleeces, softshells, skiwear outerwear and accessories, gloves, and expedition quality tents, packs and sleeping bags and related accessories sold under the Marmot® brand name and apparel sold under the Marker® brand name. The Ex Officio® brand is recognized as a leader in the design, manufacture, sale and distribution of outdoor and adventure travel apparel for men and women. As a leading provider of small kitchen appliances, we work directly with retailers, often as the category manager, to identify and support consumers’ needs. Our Crock-Pot®, FoodSaver®, Mr. Coffee®, Oster® and Sunbeam® brands hold leading or significant positions in a number of small kitchen appliance categories, including automatic drip coffeemakers, blenders, slow cookers, stand and hand mixers, toaster ovens and vacuum sealers. We created the home vacuum packaging category at most of our retailers and continue to lead the category by providing innovation and marketing tools to promote the FoodSaver® brand and home vacuum packaging to consumers. We believe our Ball® brand is synonymous with home canning. We are either the named category manager, sole supplier or one of a very limited number of external vendors to the dominant retailers in both the firelogs and firestarters, and rope, cord and twine product lines. In the playing card industry, our Branded Consumables segment is a leading provider of playing cards under the Bee®, Bicycle® and Hoyle® brands. We are a leading provider of cellulose sponges in Europe under the Spontex® brand. In the baby care industry, we enjoy leading positions in Brazil, France and Germany, under the Fiona®, Lillo®, NUK® and Tigex® brands and rank among the top players in Spain and the United States. We are a leading provider of condoms in Germany under the Billy Boy® brand.

Strong Brand Name Recognition. We have built a portfolio of leading consumer brands, which assists us in gaining retail shelf space and introducing new products. Several of our leading brands, such as Ball® jars, Bicycle® playing cards, Coleman® lanterns, Diamond® kitchen matches, Rawlings® baseball gloves and Shakespeare® fishing rods, have been in continuous use for over 100 years. The Coleman®, First Alert®, K2®, Marmot®, Mr. Coffee®, Oster®, Pine Mountain®, Rawlings®, Ride®, Rival®, Shakespeare®, Starterlogg®, Stearns®, Sunbeam® and Völkl® brands are highly recognized brands in their respective market segments. We believe the Rawlings® and Worth® brands in baseball and softball, respectively, the deBeer® and Gait® brand names in lacrosse and K2®, Marker® and Völkl® in snowboards, skis and ski bindings have an extremely high brand name recognition in their market segments. Our Abu Garcia®, Berkley®, Mitchell®, Penn®, Pflueger® Shakespeare®, Stren®, Trilene® and Ugly Stik® brands are highly recognized within the outdoor enthusiast and fishing market segments. We believe our Ex Officio®, K2®, Marmot®, Marker®, Planet Earth® and Völkl® brands represent quality technical apparel and equipment within their market segments. We believe Diamond® is a leading brand in plastic cutlery, kitchen matches and toothpicks for use in and around the home. We believe that the Mapa® brand is synonymous with rubber gloves in Argentina and France; that the Spontex® brand is a household name in Western and Central Europe; and that NUK® is a worldwide leading brand in soothers. We also believe our Aerobed®, FoodSaver® and Quickie® brands are household names in inflatable airbeds, home vacuum packaging systems and cleaning tools and related supplies, respectively. Overall, we believe our strong brand recognition and consumer awareness, coupled with the quality of our products, help promote significant customer loyalty.

Comprehensive Product Offering. We provide retailers with a broad and diversified portfolio of consumer products across multiple categories, which adds diversity to our revenues and cash flows. Within these categories, we service the needs of a wide range of consumers and satisfy their different tastes, preferences and budgets. Our Outdoor Solutions segment, with products ranging from skis to fishing lures to personal flotation devices to baseball gloves to lanterns and coolers, under brands such as Coleman®, Campingaz®, K2®, Rawlings®, Stren®, Stearns® and Trilene®, is a leading global outdoor lifestyle business with comprehensive product offerings in numerous categories. We believe our Consumer Solutions segment, through our Bionaire®, FoodSaver®, Holmes®, Mr. Coffee®, Oster®, Rival®, Seal-a-Meal®, Sunbeam® and VillaWare® brands, is well positioned in the kitchen and household appliance categories to take advantage of a “good, better, best” strategy in order to target consumers with various levels of price sensitivity and product sophistication. Our Branded Consumables segment offers a range of branded products to serve the value, mid-tier and premium price points. Additionally, our Branded Consumables segment offers kitchen matches, retail plastic cutlery and toothpicks of various counts, sizes and durability, as well as leading playing card products in each pricing category and a broad portfolio of card and gaming accessories. Our Branded Consumables segment also offers a diversified portfolio of consumer products, including baby care products (e.g., feeding bottles, pacifiers, soothers and teats), cordage (e.g., ropes and twines), fire extinguishing products, firelogs and firestarters, home care products (e.g., brooms, brushes, buckets, dusters, dust pans, mops, rubber gloves, sponges and related cleaning products), security screen doors and fencing, smoke and carbon monoxide alarms, storage organizers and workshop accessories.

We believe our ability to serve retailers with a broad array of branded products and introduce new products will continue to allow us to further penetrate existing customer bases while also attracting new customers.

Recurring Revenue Stream. We derive recurring and, we believe, non-cyclical annual sales from many of our leading products due to their affordability and position as fundamental staples within many households. Our cord, rope and twine, feeding bottles, firelogs, firestarters, home care products (e.g., mops, rubber gloves, sponges and related cleaning products), jar closures, kitchen matches, plastic cutlery, teats and toothpicks are consumable in nature and exemplify these traits. Moreover, we believe that as the installed base of FoodSaver® and Seal-a-Meal® appliances increases, our disposable storage bags and related accessories used with these appliances will constitute an increasing percentage of total food preservation revenues. Additional sources of recurring revenue include replacement blades for our grooming and shearing business, replacement propane and fuel tanks for our camping business and filters for humidifiers and air purifiers.

Continuous Improvement Programs. A core element of Jarden’s DNA is to “strive to be better.” To that end, we continuously strive to enhance profitability and competitive advantage by leveraging our scale as a buyer in the marketplace and reducing our internal operating costs by sharing infrastructure and expertise across all business units. These endeavors cover all cost centers, including all costs of goods sold (material, labor, and overhead), transportation and warehousing, and selling, general and administrative expenses.

Our procurement professionals participate on cross-business commodity councils to negotiate and implement enterprise level supply agreements that take into account our global demand for raw materials, components, finished goods, fulfillment services, professional services, information technology, telecommunications, transportation, and other goods and services. These contracts allow every Jarden business, regardless of size, to operate with the buying power of a Fortune 500 company.

In order to leverage our global procurement and fulfillment expertise to the benefit of our stockholders, a center-led strategy is employed that consolidates redundant functions within operating segments to reduce overhead and increase focus on new areas of product innovation. Jarden businesses are constantly collaborating on projects to share resources and best practices in a way that increases our unique competitive advantage. Furthermore, opportunities are selectively pursued across operating segments to cross-utilize infrastructure such as warehouses, offices, and factory capacity.

The commodity councils and center-led procurement operating models are highly scalable and simplify the integration of newly acquired companies. Jarden is able to take advantage of leverage from acquired companies and offer those companies access to Fortune 500 scale enabling the realization of synergies and cost savings very quickly. Our supply chain operations partner with all our businesses to ensure that we are continuously focused on enhancing profitability and competitive advantage. Our operating models are being extended globally to adapt to the growth in our portfolio of companies and revenue outside traditional markets in North America.

We utilize an efficient outsourced manufacturing network of suppliers for certain of our products. Many of these relationships are long-term, affording us increased flexibility and stability in our operations. This diverse network allows us to maintain multiple sources of quality products while keeping price points competitive. The global reach of our supply network also enables our businesses to leverage our collective experience when seeking new sources of supply in low cost regions outside our traditional supply markets.

Operating numerous factories in more than a dozen countries, gives our supply chain executives invaluable real-time insight into the relative cost and complexity associated with manufacturing in many regions of the world. This insight is used to ensure that we are producing our products in the location that will deliver the best cost and quality. We continuously evaluate the portfolio of products we manufacture and source to ensure that we are pursuing the best strategy for either outsourcing or insourcing to further vertically integrate our supply chain.

In order to reach our customers globally, our distribution and warehousing networks in and between major markets are significant. Our approach to design emphasizes collaboration across all platforms to increase optimization, reduce logistics costs, and engineer networks that are aligned with the needs of our customers. In many ways, the collective expertise across the Jarden portfolio of businesses allows each individual company to shorten its learning curve in any number of functional areas. This translates into a competitive advantage for our customers, and employees.

Low Cost Manufacturing. We focus on executing manufacturing programs involving large volumes with superior efficiencies, low cost and high quality. We organize the production runs in many of our business segments’ product lines to minimize the number of manufacturing functions and the frequency of material handling. We also utilize, where practical, a flexible process which uses cellular manufacturing to allow a continuous flow of parts with minimal set up time. Our efficient and automated plastic cutlery manufacturing and firelog and firestarter operations enable us to produce, count and package plastic cutlery and produce and package firelogs and firestarters ready for retail distribution with minimal labor costs. In our manufacturing facilities in China, we focus on manufacturing proprietary products and products where our expertise provides a lower production cost.

Proprietary and Patented Technology. The Company has over one hundred active brands that in the aggregate are important to the success of our business. Some of the Company’s most significant registered trademarks are Berkley®, Coleman®, Campingaz®, FoodSaver®, Holmes®, K2®, Mr. Coffee®, NUK®, Oster®, Rawlings®, Spontex® and Sunbeam®. Additionally, we believe that we have proprietary expertise in the design, development and manufacture of certain of our products supported by patented technology that provide us with a competitive advantage and enable us to maintain our leading positions.

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

In 2010, in our Outdoor Solutions segment, Coleman introduced a line of Instant tents with proprietary technology, which allows even a 10 person tent to set up in 60 seconds or less, and the revolutionary XPS rechargeable lighting system which allows for an interchangeable power source for our broad range of flashlights and lanterns. Additionally, in our Outdoor Solutions segment during 2010, we introduced award winning skiing products. We entered the alpine touring market with introduction of the Marker® F10 and F12 Tour ski bindings and we introduced the Völkl® Eco Amaruq ski, our leading environmentally conscious flagship ski. We also launched the Racetiger with Psi technology that allows the ski’s flex to be customized by the retailer for specific individual consumer criteria. Our Marmot® line technical apparel is updated annually with new product innovations and we plan on expanding the Marmot® sportswear line for the spring of 2011. Additionally, during 2010, we opened our third Marmot® retail store, which is a partnership store in Squaw Valley, California. Our plan is to open additional company-owned and partnership stores over the next few years. In our Consumer Solutions segment during 2010, we continued the expansion of our appliance portfolio with new innovative products that meet the needs of consumers, driven by an increase in coffee consumption, at home entertainment and more meals being prepared at home. Key introductions include the Crock-Pot® Designer series of slow cookers, the Oster® Entertainer Blender, the Food Saver® Game Saver vacuum sealer and the Mr. Coffee® Single Serve using Keurig® brewing technology. In our Branded Consumables segment during 2010, we extended our line of home safety products with the introduction of First Alert® branded security cameras and we launched our award winning baby bathtub under the Tigex® brand that can be used in many different ways as the child grows and is designed to reduce water consumption through adjustable dividers.

In 2009, our Outdoor Solutions segment introduced the Rawlings® S100 batting helmet to the baseball market. We believe that this helmet is the safest helmet on the market with the ability to withstand pitches up to 100 mph. This helmet was mandated for use by all minor league professional teams beginning in 2010. Additionally, in 2009 we introduced a whole new approach to the cooler category with our “mix and match” stackable Coleman® Party Stacker™ coolers, we revolutionized the battery lantern category with our Coleman® Quad lantern, which doubles as both a lantern and four individual flashlights and developed a state-of-the-art Penn® salt water fishing reel with new technology that makes the reel significantly easier to clean and maintain. Additionally, during 2009, we opened our first two Marmot® retail stores in Aspen, Colorado and Park City, Utah. In our Consumer Solutions segment during 2009, we expanded our appliance portfolio into growing specialty segments that are driven by an increase in at-home entertainment and consumers continued desire to save money, with the introduction of the Crock-Pot® Duo, Food Saver® Freshsaver, Food Saver® Mealsaver and the Mr. Coffee® Frappe, and in Latin America we introduced a new Oster® organic baby food maker and storage system. In our Branded Consumables segment during 2009, we introduced a “burn time” version of our Pine Mountain® firelogs. Historically, firelogs were sold based upon weight. The “burn time” firelog provides the consumer with benefit of being able to purchase a firelog based upon the amount of time it burns.

Pursue Strategic Acquisitions. Consistent with the Company’s historical acquisition strategy, to the extent the Company pursues future acquisitions, the Company intends to focus on businesses with product offerings that provide geographic or product diversification, or expansion into related categories that can be marketed through the Company’s existing distribution channels or provide us with new distribution channels for our existing products, thereby increasing marketing and distribution efficiencies. Furthermore, the Company expects that acquisition candidates would demonstrate a combination of attractive margins, strong cash flow characteristics, category leading positions and products that generate recurring revenue. The Company anticipates that the fragmented nature of the consumer products market will continue to provide opportunities for growth through strategic acquisitions of complementary businesses. However, there can be no assurance that the Company will complete an acquisition in any given year or that any such acquisition will be significant or successful. The Company will only pursue a candidate when we believe it is deemed to be fiscally prudent and that meets the Company’s acquisition criteria. The Company anticipates that any future acquisitions would be financed through any combination of cash on hand, operating cash flow, availability under our existing credit facilities and new capital market offerings.

Further Expand Internationally. We derived approximately 36% and 31% of our consolidated sales in 2010 and 2009, respectively, from international markets. We were able to expand our international sales in 2010, as a result of the Acquisition. We intend to pursue further expansion of our international sales primarily by leveraging our distribution channel opportunities across product lines and by pursuing strategic cross-selling or co-branding in our foreign businesses with established complementary distribution channels. We believe our strong international distribution network will continue to assist us in placing more products into foreign channels and increase the rate at which our products assimilate themselves into homes in the European, Latin American and Pacific Rim markets. In 2009 and 2008, our Consumer Solutions segment expanded operations into Brazil and India, respectively. In Brazil, our initial placement for Oster® appliances was achieved at various retailers, including e-commerce, direct-to-consumer and conventional retail, with focus on getting placement at the largest retailers. In India, we developed products with features that meet the local needs, invested in brand communications to create brand awareness for Bionaire® and Oster® products and expanded distribution in key channels, focusing on metropolitan clusters to leverage the sales team.

Focus on Operating Margin Improvements. We intend to continue to focus on expanding margins through operating efficiencies and the realization of synergies from our business units. We continue to facilitate the integration of our businesses and the transfer of best practices throughout each of our operating units. We use our scale to leverage our supply chain, distribution and production costs as well.

In the fourth quarter of 2009, our Coleman business opened a new distribution warehouse in the Kansas City, Kansas area to handle the majority of our product sourced from Asia. This warehouse allowed for consolidation of the previous sixteen separate domestic warehouse facilities down to five locations. Cost savings from this consolidation have been primarily driven by lower inbound freight costs, reduced rent and third-party warehousing costs, and reduced inland freight expenses for distributing product. Additionally, Jarden Home Brands (within the Branded Consumables segment), occupies a portion of this warehouse and closed its distribution center in the area. The combining of these facilities provided immediate fixed cost savings and in the long-term will allow for synergies and additional cost savings for both companies through integration of equipment, labor and transportation.

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

Employees

As of December 31, 2010, we employed over 24,000 people in Canada, Europe, Latin America, the Pacific Rim (including China) and the United States. As of December 31, 2010, our Chinese operations employed approximately 5,500 people on both a full-time and temporary basis. Approximately 470 union workers are covered by five collective bargaining agreements at five of our U.S. facilities. These agreements expire at our jar closure facility (Muncie, Indiana) in 2014, at our match manufacturing facility (Cloquet, Minnesota) in 2011, at our zinc facility (Greeneville, Tennessee) in 2012, at our baby care facility (Reedsburg, Wisconsin) in 2011 and at our monofilament plant (Enka, North Carolina) in 2013. Additionally, approximately 100 employees at our Legutiano, Spain manufacturing facility, approximately 210 employees at our Lyon, France facility, approximately 320 employees at our Ipoh, Malaysia facility, approximately 460 employees at our Zeven, Germany facility, approximately 50 employees at our other European facilities and approximately 1,470 employees at our Latin America facilities are unionized.

We have not experienced a work stoppage during the past five years except for a brief stoppage in 2008 in Lyon, France in connection with a restructuring at that location. Management believes that our relationships with our employees and collective bargaining unions are satisfactory.

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

Due to consolidation in the U.S. retail industry, our customer base has become relatively concentrated. In 2010, one customer, Walmart, accounted for approximately 21% of our consolidated net sales.

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

Current government economic and fiscal policies, including stimulus measures and currency exchange rates and controls, in these economies may not be sustainable and, as a result, our sales or profits related to those countries may decline. The economies of other foreign countries important to our operations, including other countries in Asia, Europe and Latin America, could also suffer slower economic growth or economic, social and/or political instability or hyperinflation in the future. International operations, including manufacturing and sourcing operations (and the international operations of our customers), are subject to inherent risks which could adversely affect us, including, among other things:

•	protectionist policies restricting or impairing the manufacturing, sales or import and export of our products;

•	new restrictions on access to markets;

•	lack of developed infrastructure;

•	inflation (including hyperinflation) or recession;

•	devaluations or fluctuations in the value of currencies;

•	changes in and the burdens and costs of compliance with a variety of foreign laws and regulations, including tax laws, accounting standards, environmental laws and occupational health and safety laws;

•	social, political or economic instability;

•	acts of war and terrorism;

•	natural disasters or other crises;

•	reduced protection of intellectual property rights in some countries;

•	increases in duties and taxation;

•	restrictions on transfer of funds and/or exchange of currencies;

•	expropriation of assets; and

•	other adverse changes in policies, including monetary, tax and/or lending policies, encouraging foreign investment or foreign trade by our host countries.

Should any of these risks occur, our ability to sell or export our products or repatriate profits could be impaired; we could experience a loss of sales and profitability from our international operations; and/or we could experience a substantial impairment or loss of assets, any of which could have a material adverse impact on our business.

Currency devaluations or fluctuations may significantly increase our expenses and affect our results of operations as well as the carrying value of international assets on our balance sheet, especially where the currency is subject to intense political and other outside pressure, such as in the case of the Venezuelan Bolivar and the Chinese Renminbi.

While we transact business predominantly in U.S. dollars and most of our revenues are collected in U.S. dollars, a substantial portion of our assets, revenues, costs, such as payroll, rent and indirect operational costs, and earnings are denominated in other currencies, such as the Chinese Renminbi, Venezuelan Bolivar, European Euro, Japanese Yen, Mexican Peso, and British Pound. Changes in the relation of these and other currencies to the U.S. dollar will affect the carrying value of our international assets as well as our sales and profitability and could result in exchange losses. For example, a stronger Mexican Peso would mean our products assembled or produced in Mexico would be more expensive to import into the U.S. or other countries, thereby reducing profitability of those products. Likewise, if the government of China allowed the Chinese Renminbi to rise substantially versus the U.S. dollar, the cost of our products produced in China would rise. In 2010, Venezuela was designated a hyper-inflationary economy, and the Venezuelan government devalued its currency.

Consequently, the Company changed the functional currency of the Company’s subsidiary in Venezuela from the Venezuelan Bolivar to the U.S. dollar and recorded an accounting charge against earnings relating to foreign exchange translation as a result of the hyperinflationary status. The Company will continue to recognize in our income statement any differences that may arise from the remeasurement of U.S. dollar-denominated assets and liabilities at the parallel market rate and their subsequent translation for financial reporting purposes at the official rate, which could have a material adverse effect on our results of operations. In addition, the devaluation of 2010, and any future devaluation of the Venezuelan Bolivar, will negatively impact the carrying value of our assets in Venezuela and our results of operations because the earnings and assets of our Venezuelan operations will be reduced when translated into U.S. dollars.

As the Company has substantial operations and assets located outside the United States, foreign currency devaluations or fluctuations in the applicable foreign currency exchange rates in relation to the U.S. dollar could continue to have a material adverse impact on our business, results of operations and financial condition , both for purposes of actual conversion and financial reporting purposes. The impact of future exchange rate devaluations or fluctuations on our results of operations cannot be accurately predicted. There can be no assurance that the U.S. dollar foreign exchange rates will be stable in the future or that fluctuations in financial or foreign markets will not have a material adverse effect on our business, results of operations and financial condition.

Our failure to generate sufficient cash to meet our liquidity needs may affect our ability to service our indebtedness and grow our business.

Our ability to make payments on and to refinance our indebtedness, including any of our debt securities and amounts borrowed under our senior secured credit facility, and to fund planned capital expenditures and expansion efforts and strategic acquisitions we may make in the future, if any, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control.

Based on our current level of operations, we believe our cash flow from operations, together with available cash and available borrowings under our senior secured credit facility, will be adequate to meet future liquidity needs for at least the next twelve months. However, we cannot assure you that our business will generate sufficient cash flow from operations in the future, that our currently anticipated growth in revenues and cash flow will be realized on schedule or that future borrowings will be available to us under our senior secured credit facility in an amount sufficient to enable us to service indebtedness, including any of our debt securities, grow our business or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness, including any of our debt securities and our senior secured credit facility, on or before maturity. We cannot assure you that we will be able to do so on commercially reasonable terms or at all, which could have a material adverse effect on our business.

Our indebtedness imposes constraints and requirements on our business and financial performance, and our compliance and performance in relationship to these could materially adversely affect our financial condition and operations.

We have a significant amount of indebtedness. As of December 31, 2010, we had total indebtedness of approximately $3.2 billion. Our significant indebtedness could:

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

The terms of our senior secured credit facility and the indentures governing our 7 1/2% senior subordinated notes due 2020, our 7 1/2% senior subordinated notes due 2017, our 8% senior notes due 2016, and our 6 1/8% senior notes due 2022, will allow us to issue and incur additional debt upon satisfaction of certain conditions. We anticipate that any future acquisitions we pursue as part of our growth strategy or potential stock repurchase programs may be financed through a combination of cash on hand, operating cash flow, availability under our existing credit facilities and new capital market offerings. If new debt is added to current debt levels, the related risks described above could increase.

In addition, our senior secured credit facility and the indentures governing our 7 1/2% senior subordinated notes due 2020, our 7 1/2% senior subordinated notes due 2017, our 8% senior notes due 2016, and our 6 1/8% senior notes due 2022 contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the revolving portion of our senior secured credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows would decrease.

Our senior secured credit facility and the indentures governing our 7 1/2% senior subordinated notes due 2020, our 7 1/2% senior subordinated notes due 2017, our 8% senior notes due 2016, and our 6 1/8% senior notes due 2022, contain various covenants which limit our management’s discretion in the operation of our business and the failure to comply with such covenants could have a material adverse effect on our business, financial condition and results of operations.

Our senior secured credit facility, the indenture governing our 7 1/2% senior subordinated notes due 2020, the indenture governing our 7 1/2% senior subordinated notes due 2017, the indenture governing our 8% senior notes due 2016, and the indenture governing our 6 1/8% senior notes due 2022 contain various provisions that limit our management’s discretion by restricting our and our subsidiaries’ ability to, among other things:

•	incur additional indebtedness;

•	pay dividends or distributions on, or redeem or repurchase, capital stock;

•	make investments;

•	engage in transactions with affiliates;

•	incur liens;

•	transfer or sell assets; and

•	consolidate, merge or transfer all or substantially all of our assets.

In addition, our senior secured credit facility requires us to meet certain financial ratios and other covenants. Any failure to comply with the restrictions of our senior secured credit facility and the indentures related to our notes or any other subsequent financing agreements may result in an event of default. An event of default may allow the creditors, if the agreements so provide, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. In addition, the lenders under our senior secured credit facility may be able to terminate any commitments they had made to supply us with further funds. Furthermore, substantially all of our domestic assets (including equity interests) are pledged to secure our indebtedness under our senior secured credit facility. If we default on the financial covenants in our senior secured credit facility, our lenders could foreclose on their security interest in such assets, which would have a material adverse effect on our business, results of operations and financial condition.

Instability in the credit markets may impede our ability to successfully access capital markets and ensure adequate liquidity.

In recent years, the global credit markets have experienced significant disruption and volatility as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and failure of certain major financial institutions. As a result, in some cases, the ability or willingness of traditional sources of capital to provide financing has been reduced. Such market disruptions may continue, which could increase our cost of borrowing or affect our ability to access one or more financial markets. If we are not able to access debt capital markets at competitive rates, our ability to implement our business plan and strategy will be negatively affected. In particular, our account receivable securitization facility is designed to be a relatively short-term facility. If we are unable to refinance or replace this facility, our ability to manage our liquidity needs could be impaired which could result in a material adverse effect on our business, financial condition and results of operation.

Our lenders may have suffered losses related to the weakening economy and may not be able to fund our borrowings.

Our lenders, including the lenders participating in our senior secured credit facility, have suffered losses in recent years related to their lending and other financial relationships, especially because of the general weakening of the national economy since 2008 and increased financial instability of many borrowers. There can be no assurance that additional lenders will not become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our credit facility or to obtain other financing on favorable terms or at all. Our financial condition and results of operations could be adversely affected if we were unable to draw funds under our credit facility because of a lender default or to obtain other cost-effective financing.

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

Recently, the prices of many raw materials used in our businesses have been increasing. During periods of rising prices of raw materials, there can be no assurance that we will be able to pass any portion of such increases on to customers. Conversely, when raw material prices decline, customer demands for lower prices could result in lower sale prices and, to the extent we have existing inventory, lower margins. As a result, fluctuations in raw material prices could have a material adverse effect on our business, results of operations and financial condition.

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

We anticipate that any future acquisitions we pursue as part of our business strategy may be financed through a combination of cash on hand, operating cash flow, availability under our senior secured credit facility and new capital market offerings. If new debt is added to current debt levels, or if we incur other liabilities, including contingent liabilities, in connection with an acquisition, the debt or liabilities could impose additional constraints and requirements on our business and financial performance, which could materially adversely affect our financial condition and operations.

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

In order to realize sales and operating profits at anticipated levels, we must manufacture or source and deliver in a timely manner products of high quality. Among others, the following factors can have a negative effect on our ability to do these things:

•	labor difficulties;

•	scheduling and transportation difficulties, including the availability and cost of ocean freight containers;

•	management dislocation;

•	substandard product quality, which can result in higher warranty, product liability and product recall costs;

•	delays in development of quality new products;

•	changes in laws and regulations, including changes in tax rates, accounting standards, and environmental, safety and occupational laws;

•	health and safety laws and regulations; and

•	changes in the availability and costs of labor.

Any adverse change in any of the above-listed factors could have a material adverse effect on our business, results of operations and financial condition.

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

Our operations are dependent upon third-party vendors and suppliers whose failure to perform adequately could disrupt our business operations.

We currently source a significant portion of parts and products from third parties. Our ability to select and retain reliable vendors and suppliers who provide timely deliveries of quality parts and products will impact our success in meeting customer demand for timely delivery of quality products. We typically do not enter into long-term contracts with our primary vendors and suppliers. Instead, most parts and products are supplied on a “purchase order” basis. As a result, we may be subject to unexpected changes in pricing or supply of products. In addition, the financial condition of our vendors and suppliers may be adversely affected by general economic conditions, such as the credit crisis and turbulent macroeconomic environment in recent years Should any of these parties fail to manufacture sufficient supply, go out of business or discontinue a particular component, we may not be able to find alternative vendors and suppliers in a timely manner, if at all. Any inability of our vendors and suppliers to timely deliver quality parts and products or any unanticipated change in supply, quality or pricing of products could be disruptive and costly to us.

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

Labor in China has historically been readily available at relatively low cost as compared to labor costs in North America However, because China is experiencing rapid social, political and economic changes, labor costs have risen in some regions and there can be no assurance that labor will continue to be available to us in China at costs consistent with historical levels or that changes in labor or other laws will not be enacted which would have a material adverse effect on our operations in China. Any future increase in labor cost in China is likely to be higher than historical amounts.

As a result of experiencing such rapid social, political and economic change, China is also likely to enact new, and/or revise its existing, labor laws and regulations on employee compensation and benefits. Any such changes in Chinese labor laws and regulations would likely have an adverse effect on product manufacturing costs in China. Furthermore, if China laborers go on strike to demand higher wages, our operations could be disrupted. Although China currently enjoys “most favored nation” trading status with the United States, the U.S. government has in the past proposed to revoke such status and to impose higher tariffs on products imported from China. We cannot assure you that our business will not be affected by the aforementioned risks, each of which could have a material adverse effect on our business, results of operations and financial condition.

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

Our business, results of operations and financial condition could be materially adversely affected by the loss of our executive officers and the inability to attract and retain appropriately qualified replacements or the diversion of our Chief Executive Officer’s time and energy to permitted outside interests.

We are highly dependent on the continuing efforts of our executive officers, particularly Martin E. Franklin, our Chairman and Chief Executive Officer, Ian G.H. Ashken, our Vice Chairman and Chief Financial Officer, and James E. Lillie, our President and Chief Operating Officer. We believe these officers’ experience in the branded consumer products industry and our business, and with strategic acquisitions of complementary businesses within our primary business segments, has been important to our historical growth and is important to our future growth strategy. We currently have employment agreements with all of these executive officers. However, we cannot assure you that we will be able to retain any of these executive officers. Our business, results of operations and financial condition could be materially adversely affected by the loss of any of these executive officers and the inability to attract and retain appropriately qualified replacements. In January 2011, we announced our intention to promote Mr. Lillie to Chief Executive Officer and make Mr. Franklin our Executive Chairman, effective as of our 2011 Annual General Meeting of Stockholders. There can be no assurance that these changes will be implemented successfully or that we will be able to transition to the new roles for these officers without disruption to our business. We do not maintain “key man” insurance on any of our executive officers.

Messrs. Franklin and Ashken have other interests and engage in other activities beyond their positions at Jarden (something they are permitted to do under the terms of their respective employment agreements with us, provided such other activities do not interfere with their duties as executives of Jarden or directly compete with us). In particular, Mr. Franklin has been and will be a director of investment companies whose strategy is to acquire one or more operating businesses. Because Mr. Franklin may have an obligation to assist these other companies in actively sourcing and acquiring target businesses, he will be required to spend time and energy (such time and energy may be potentially significant) that he might otherwise devote to Jarden on behalf of another enterprise, which could have an adverse impact on our business. Mr. Franklin has maintained outside business interests since becoming our Chairman and Chief Executive Officer in 2001. None of these outside business interests conflicts with his duties to Jarden.

Mr. Franklin has committed to our Board of Directors that any such outside company he assists in actively sourcing and acquiring target businesses will be seeking transactions outside of those that fit within Jarden’s publicly announced acquisition criteria and will not interfere with Mr. Franklin’s or Mr. Ashken’s obligations to Jarden. Mr. Franklin also committed to the Board of Directors that in order to avoid the potential for a conflict, prior to any such outside company pursuing any acquisition transaction that Jarden might consider, Mr. Franklin would first confirm with an independent committee of our Board of Directors that Jarden was not interested in pursuing the potential acquisition opportunity. If the independent committee concludes that Jarden is interested in that opportunity, the other company would not continue with that transaction. However, we cannot assure you that the other company will not choose to pursue transactions that Jarden would have considered. If it pursues transactions that Jarden would have considered, this could negatively impact Jarden’s growth from future acquisitions.

A deterioration of relations with our labor unions could have a material adverse effect on our business, financial condition and results of operations.

Approximately 470 union workers are covered by five collective bargaining agreements at five of our U.S. facilities. These agreements expire at our jar closure facility (Muncie, Indiana) in 2014, at our match manufacturing facility (Cloquet, Minnesota) in 2011, at our zinc facility (Greeneville, Tennessee) in 2012, at our babycare facility (Reedsburg, Wisconsin) in 2011 and at our monofilament plant (Enka, North Carolina) in 2013. Additionally, approximately 100 employees at our Legutiano, Spain manufacturing facility, approximately 210 employees at our Lyon, France facility, approximately 320 employees at our Ipoh, Malaysia facility, approximately 460 employees at our Zeven, Germany facility, approximately 50 employees at our other European facilities and approximately 1,470 employees at our Latin America facilities are unionized.

We have not experienced a work stoppage during the past five years except for a brief work stoppage in 2008 in Lyon, France in conjunction with a restructuring at that location. However, we cannot assure you that there will not be a work stoppage in the future. Any such work stoppage could have a material adverse effect on our business, financial condition and results of operations.

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

See Note 11 (Commitments and Contingencies) of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 for a further discussion of these and other regulatory and litigation-related matters.

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

In addition to operational standards, environmental laws also impose obligations on various entities to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination. Accordingly, we may be liable, either contractually or by operation of law, for remediation costs even if the contaminated property is not presently owned or operated by us, is a landfill or other location where we have disposed wastes, or if the contamination was caused by third parties during or prior to our ownership or operation of the property. Given the nature of the past industrial operations conducted by us and others at these properties, there can be no assurance that all potential instances of soil or groundwater contamination have been identified, even for those properties where an environmental site assessment has been conducted. We do not believe that any of our existing remediation obligations, including at third-party sites where we have been named a potentially responsible party, will have a material adverse effect upon our business, results of operations or financial condition. However, future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to additional remediation liabilities that may be material. See “Environmental Matters” under Note 11 (Commitments and Contingencies) of the notes to our consolidated financial statements our Annual Report on Form 10-K for the year ended December 31, 2010 for a further discussion of these and other environmental-related matters.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, new Commission regulations and New York Stock Exchange market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment have required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Furthermore, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

We may not be able to implement or operate successfully and without interruptions to the operating software systems and other computer technologies that we depend on to operate our business, which could negatively impact or disrupt our business.

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

Our corporate office is located in a leased office space in Rye, New York. In addition, at December 31, 2010, the Company and its subsidiaries lease or own facilities throughout the U.S., some of which have multiple buildings and warehouses and these U.S. facilities encompass approximately 15 million square feet. We lease or own international facilities encompassing approximately 14 million square feet primarily in Asia, Canada, Europe and Latin America. Of the U.S. and international manufacturing and warehouse facilities, approximately 16 million square feet of space is owned, while the remaining 13 million square feet of space is leased. The approximate percentage of the facility square footage used by segment is as follows: Outdoor Solutions—40%; Consumer Solutions—24%; Branded Consumables—33%; and Process Solutions—4%.

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

The executive officers of our Company are as follows:

Martin E. Franklin, age 46, is Chairman and Chief Executive Officer of our Company. Mr. Franklin was appointed to our Board of Directors on June 25, 2001 and became Chairman and Chief Executive Officer effective September 24, 2001. Mr. Franklin is also a principal and executive officer of a number of private investment entities. Mr. Franklin also served as the Chairman and/or Chief executive officer of three public companies, Benson Eyecare Corporation , Lumen Technologies, Inc. and Bollé Inc. between 1992 and 2000. Mr. Franklin also serves as a director of Justice Holdings Limited, Kenneth Cole Productions, Inc. and Promotora de Informaciones, S.A.

Ian G.H. Ashken, age 50, is Vice Chairman and Chief Financial Officer of our Company and until February 15, 2007 was also Secretary of the Company. Mr. Ashken was appointed to the Board of Directors on June 25, 2001 and became Vice Chairman, Chief Financial Officer and Secretary effective September 24, 2001. Mr. Ashken is also a principal and executive officer of a number of private investment entities. Mr. Ashken also served as the Vice Chairman and/or Chief Financial Officer of three public companies, Benson Eyecare Corporation, Lumen Technologies, Inc. and Bollé, Inc. between 1992 and 2000. Mr. Ashken also serves as a director of Phoenix Group Holdings.

James E. Lillie, age 49, is President and Chief Operating Officer of our Company. Mr. Lillie joined our Company in August 2003 as Chief Operating Officer and assumed the additional title and responsibilities of President effective January 2004. From 2000 to 2003, Mr. Lillie served as Executive Vice President of Operations at Moore Corporation, Limited, a diversified commercial printing and business communications company. From 1999 to 2000, Mr. Lillie served as Executive Vice President of Operations at Walter Industries, Inc., a Kohlberg, Kravitz, Roberts & Company (“KKR”) portfolio company. From 1990 to 1999, Mr. Lillie held a succession of senior level management positions across a variety of disciplines including human resources, manufacturing, finance and operations at World Color, Inc., another KKR portfolio company.

John E. Capps, age 46, is Executive Vice President, General Counsel and Secretary of our Company. Mr. Capps has been with the Company since January 2005. From 2003 to 2005, Mr. Capps was with American

Household, Inc. which was acquired by the Company in January 2005, where he most recently served as Vice President-Legal. Prior to 2003, Mr. Capps was in private law practice with the firm Sullivan & Cromwell LLP.

Patricia J. Gaglione, age 50, is Senior Vice President, Business Operations and Supply Chain of our Company. Ms. Gaglione joined our Company in January 2005 as Vice President, Supply Chain and was promoted to her current position in January 2009. Prior to joining the Company, Ms. Gaglione most recently served as Vice President, Sourcing for RR Donnelley and Sons (formerly Moore Corporation, Limited), from May 2001 to May 2004. From 1996 to 2001, Ms. Gaglione was General Manager, International Purchasing Office at Philips Electronics.

Patricia Mount, age 54, is Senior Vice President and Chief Transition Officer of our Company. Ms. Mount has been with the Company since August 2003. From August 2003 through January 2006, Ms. Mount served as Chief Financial Officer of Tilia, Inc. a subsidiary of the Company. Prior to joining the Company, Ms. Mount served as the Chief Financial Officer of network equipment manufacturer LuxN from 2000 to 2002. From 1993 to 2000, Ms. Mount served in various senior financial and operating roles at Quantum Corporation.

Richard T. Sansone, age 44, is Senior Vice President and Chief Accounting Officer of our Company. Mr. Sansone has been with the Company since December 2005. Prior to joining our Company, he most recently served as Senior Vice President, Controller and Chief Accounting Officer of RR Donnelley and Sons (formerly Moore Corporation, Limited), from April 2001 to December 2005. From 1992 to 2001, Mr. Sansone was with PricewaterhouseCoopers, LLP where he was an Audit Senior Manager.

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

Market; Market Price; and Dividends for Registrant’s Common Equity

Jarden Corporation’s (the “Company” or “Jarden”) common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “JAH.” As of February 15, 2011, there were approximately 3,400 registered holders of record of the Company’s common stock, par value $0.01 per share. On February 15, 2011, the last recorded sales price of the Company’s common stock was $34.48. In September 2009, the Company announced that the Board of Directors of the Company (the “Board”) had decided to initiate a quarterly cash dividend. The Company expects that the quarterly dividends going forward will be paid during the last week of January, April, July and October. However, the actual declaration of any future cash dividends, and the establishment of record and payment dates, will be subject to final determination by the Board each quarter after its review of the Company’s financial performance.

The table below sets forth the intraday high and low sales prices of the Company’s common stock as reported on the NYSE and cash dividends declared per share for the periods indicated:

	Dividends Declared Per Share		Common Stock Price
			2010		2009
	2010	2009	High	Low	High	Low
First Quarter	$0.0825	$—	$35.11	$29.34	$14.66	$8.77
Second Quarter	0.0825	—	34.63	25.50	20.94	12.26
Third Quarter	0.0825	0.075	31.49	25.55	28.82	17.46
Fourth Quarter	0.0825	0.075	34.52	30.32	31.94	24.55

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

The graph below compares total stockholder return on the Company’s common stock from December 31, 2005 through December 31, 2010 with the cumulative total return of (a) the Standard and Poor’s (“S&P”) 500 Index, and (b) the S&P Midcap 400 Index, assuming a $100 investment made on December 31, 2005. Each of the three measures of cumulative total return assumes reinvestment of dividends, if applicable. The stock performance shown on the graph below is based on historical data and is not indicative of, or intended to forecast, possible future performance of the Company’s common stock.

Equity Compensation Plan Information

Information regarding Jarden’s equity compensation plans, including both stockholder approved plans and plans not approved by stockholders is incorporated by reference in Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

Recent Purchases of our Registered Equity Securities by the Issuer and Affiliated Purchases

The following table provides information about purchases by the Company during the three months ended December 31, 2010, of equity securities of the Company:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Repurchase Program(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Repurchase Program(1)
October 1 – October 31	—	$—	—	$67,664,000
November 1 – November 30	390,502	32.44	4,066,503	$54,995,000
December 1 – December 31	—	—	4,066,503	$54,995,000

Total	390,502	$32.44

(1)	In November 2007, the Company announced that its Board authorized a stock repurchase program that would allow the Company to repurchase up to $100 million of its common stock. In March 2010, the Company’s Board authorized a $50 million increase in this existing stock repurchase program to allow the Company to repurchase an aggregate of up to $150 million of its common stock.

Item 6.	Selected Financial Data

The following tables set forth the Company’s selected financial data as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006. The selected financial data set forth below has been derived from the audited consolidated financial statements and related notes thereto where applicable for the respective fiscal years. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the consolidated financial statements and notes thereto. These historical results are not necessarily indicative of the results to be expected in the future. Certain reclassifications have been made in the Company’s financial statements of prior years to conform to the current year presentation. These reclassifications had no impact on previously reported net income.

	As of and for the Years Ended December 31,
(in millions, except per share data)	2010(b)(c)	2009(c)	2008(c)	2007(b)(c)	2006(c)
STATEMENTS OF OPERATIONS DATA
Net sales	$6,022.7	$5,152.6	$5,383.3	$4,660.1	$3,846.3
Operating earnings(a)	407.3	386.9	146.1	232.0	300.6
Interest expense, net	177.8	147.5	178.7	149.7	112.6
Loss on early extinguishment of debt	—	—	—	15.7	—
Income tax provision	122.8	110.7	26.3	38.5	82.0

Net income (loss)(a)	106.7	128.7	(58.9)	28.1	106.0

Basic earnings (loss) per share(a)	$1.20	$1.53	$(0.78)	$0.39	$1.62
Diluted earnings (loss) per share(a)	$1.19	$1.52	$(0.78)	$0.38	$1.59

OTHER FINANCIAL DATA
Segment earnings(a)(d)	$710.1	$605.7	$609.4	$501.5	$419.0
Net cash provided by operating activities	289.0	641.1	249.9	304.8	236.0
Net cash provided by (used in) financing activities	480.2	(32.5)	104.6	680.6	4.4
Net cash used in investing activities	(883.1)	(130.6)	(175.5)	(972.6)	(277.5)
Depreciation and amortization	142.8	130.3	120.3	96.4	66.4
Capital expenditures	137.5	107.4	102.2	81.2	68.8
Cash dividends declared per common share(e)	0.33	0.15	—	—	—

BALANCE SHEET DATA
Cash and cash equivalents	$695.4	$827.4	$392.8	$220.5	$202.6
Working capital(f)	1,693.6	1,503.5	1,374.7	1,269.8	839.6
Total assets	7,093.0	6,023.6	5,727.0	5,868.1	3,882.6
Total debt	3,240.6	2,666.2	2,868.3	2,747.3	1,441.0
Total stockholders’ equity	1,820.5	1,766.8	1,384.2	1,538.6	1,257.4

(a)	Includes the following significant items affecting comparability:

•

2010 includes: $70.6 million of non-cash charges related to the Company’s Venezuela operations (see Note 1 to the consolidated financial statements); $42.3 million of acquisition-related and other charges (see item (c) below), primarily related to 2010 acquisitions; purchase accounting adjustments for $27.4 million of the elimination of manufacturer’s profit in inventory charged to cost of sales, which is the purchase accounting fair value adjustment to inventory associated with acquisitions; and $19.7 million charge related to the impairment of goodwill and intangibles (see Note 6 to the consolidated financial statements).

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

•

2007 includes: purchase accounting adjustments for $119 million of the elimination of manufacturer’s profit in inventory charged to cost of sales; and $49.6 million of reorganization and acquisition-related integration cost (see item (c) below).

•

2006 includes: purchase accounting adjustments for $10.4 million of the elimination of manufacturer’s profit in inventory charged to cost of sales; and $36.8 million of reorganization and acquisition-related integration cost (see item (c) below).

(b)	The results of Pure Fishing, Inc., K2 Inc., Mapa Spontex, Aero and Quickie are included from their dates of acquisition April 6, 2007, August 8, 2007, April 1, 2010, October 1, 2010 and December 17, 2010, respectively.
(c)	Reorganization and acquisition-related integration cost include costs associated with exit or disposal activities, including costs of employee and lease terminations and facility closing or other exit activities. Additionally, these costs include expenses directly related to integrating and reorganizing acquired businesses and include items such as employee retention, recruiting costs, certain moving costs, certain duplicative costs during integration and asset impairments.
(d)	Segment Earnings represents earnings before interest, taxes and depreciation and amortization, excluding certain reorganization and acquisition-related costs, impairment of goodwill and intangible assets, transaction costs, other items, non-cash Venezuela hyperinflationary and devaluation charges, mark-to-market net impact on non-hedged Euro denominated debt, fair value inventory adjustments, and loss on early extinguishment of debt. This non-GAAP financial measure is presented in this Annual Report on Form 10-K because it is a basis upon which the Company’s management has assessed its financial performance in the years presented. Additionally, the Company uses non-GAAP financial measures because the Company’s credit agreement provides for certain adjustments in calculations used for determining whether the Company is in compliance with certain credit agreement covenants, including, but not limited to, adjustments relating to non-cash purchase accounting adjustments, certain reorganization and acquisition-related integration costs, impairment of goodwill and intangible assets, non-cash stock-based compensation costs and loss on early extinguishment of debt. Segment Earnings should not be considered a primary measure of the Company’s performance and should be reviewed in conjunction with, and not as substitute for, financial measurements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) that are presented in this Annual Report on Form 10-K. A reconciliation of the calculation of Segment Earnings is presented below:

Reconciliation of non-GAAP Measure:

	For the Years Ended December 31,
(in millions)	2010	2009	2008	2007	2006
Net income (loss)	$106.7	$128.7	$(58.9)	$28.1	$106.0
Income tax provision	122.8	110.7	26.3	38.5	82.0
Interest expense, net	177.8	147.5	178.7	149.7	112.6
Loss on early extinguishment of debt	—	—	—	15.7	—

Operating earnings	407.3	386.9	146.1	232.0	300.6
Adjustments to reconcile to Segment Earnings:
Depreciation and amortization	142.8	130.3	120.3	96.4	66.4
Fair value adjustment to inventory	27.4	—	—	118.9	10.4
Venezuela hyperinflationary and devaluation charges	70.6	—	—	—	—
Reorganization costs, acquisition-related and other charges	42.3	48.5	59.8	54.2	41.3
Impairment of goodwill and intangibles	19.7	22.9	283.2	—	—
Other adjustments(3)	—	17.1	—	—	0.3

Segment Earnings(1)(2)	$710.1	$605.7	$609.4	$501.5	$419.0

(1)	For 2009, Segment Earnings includes reorganization costs of $3.8 million related to the Consumer Solutions segment.

(2)	During 2008, the Company modified the composition of Segment Earnings to include stock-based compensation. All prior periods have been restated to conform to the current presentation.

(3)	Amount in 2009 represents executive stock compensation resulting from a strategic review of executive long-term incentive compensation.

(e)	In September 2009, the Company announced that the Board had decided to initiate a quarterly cash dividend starting in the third quarter of 2009.

(f)	Working capital is defined as current assets (including cash) less current liabilities. For 2010, 2009, 2008, 2007 and 2006, working capital excluding cash was $998 million, $676 million, $982 million, $1.0 billion and $637 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Jarden’s financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included in Item 8 of Part II of this Annual Report on Form 10-K. Unless otherwise indicated, references in the following discussion to 2010, 2009 and 2008 are to Jarden’s fiscal years ended December 31, 2010, 2009 and 2008, respectively.

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

The Outdoor Solutions segment manufactures or sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas and charcoal grills, lanterns and flashlights, propane fuel, sleeping bags, tents and water recreation products such as inflatable boats, kayaks and tow-behinds. The Outdoor Solutions segment is also a leading provider of fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, softball, football, basketball, field hockey and lacrosse products are sold under brand names such as deBeer®, Gait®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas®, Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Helium®, Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high-performance technical and outdoor apparel and equipment under brand names such as CAPP3L®, Ex Officio®, K2®, Marker®, Marmot®, Planet Earth®, Ride®, Völkl® and Zoot®, and premium air beds under brand names including Aero®, Aerobed® and Aero Sport®.

The Consumer Solutions segment manufactures or sources, markets, and distributes a diverse line of household products, including kitchen appliances and personal care and wellness products for home use. This segment maintains a strong portfolio of globally recognized brands including Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam® and Villaware®. The principal products in this segment include: clippers and trimmers for professional use in the beauty and barber and animal categories; electric blankets, mattress pads and throws; household kitchen appliances, such as blenders, coffeemakers, irons, mixers, slow cookers, toasters, toaster ovens and vacuum packaging machines; personal care and wellness products, such as air purifiers, fans, heaters and humidifiers, for home use; products for the hospitality industry; and scales for consumer use.

The Branded Consumables segment manufactures or sources, markets and distributes a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples, including arts and crafts paint brushes, brooms, brushes, buckets, children’s card games, clothespins, collectible tins, condoms, cord, rope and twine, dusters, dust pans, feeding bottles, fencing, fire extinguishing products, firelogs and firestarters, home canning jars and accessories, kitchen matches, mops, other craft items, pacifiers, plastic cutlery, playing cards and accessories, rubber gloves and related cleaning products, safes, security cameras, security doors, smoke and carbon monoxide alarms, soothers, sponges, storage organizers and workshop accessories, teats, toothpicks, window guards and other accessories. This segment markets our products under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, Billy Boy®, BRK®, Crawford®, Diamond®, Dicon®, Fiona®, First Alert®, First Essentials®, Forster®, Hoyle®, Java-Log®, KEM®, Kerr®, Lehigh®, Leslie-

Locke®, Lillo®, Loew-Cornell®, Mapa®, NUK®, Pine Mountain®, Quickie Green Cleaning®, Quickie Home-Pro®, Quickie Microban®, Quickie Original®, Quickie Professional®, Spontex®, Tigex® and Wellington® brand names, among others.

The Process Solutions segment manufactures, markets and distributes a wide variety of plastic products including closures, contact lens packaging, medical disposables, plastic cutlery and rigid packaging. Many of these products are consumable in nature or represent components of consumer products. Our materials business produces specialty nylon polymers, conductive fibers and monofilament used in various products, including woven mats used by paper producers and weed trimmer cutting line, as well as fiberglass radio antennas for marine, citizen band and military applications. This segment is also the largest North American producer of niche products fabricated from solid zinc strip and is the sole source supplier of copper plated zinc penny blanks to the United States Mint and a major supplier to the Royal Canadian Mint, as well as a supplier of brass, bronze and nickel plated finishes on steel and zinc for coinage to other international markets. In addition, the Company manufactures a line of industrial zinc products marketed globally for use in the architectural, automotive, construction, electrical component and plumbing markets.

Market Overview

The Company operates primarily in the consumer products markets, which are generally affected by overall economic conditions. Global economic weakness, a global recessionary economy and the corresponding effect on consumer confidence and demand each negatively affected sales both domestically and internationally in 2009. The adverse impact on sales somewhat abated during 2010 as global economic conditions have been stabilizing.

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

•

In July 2010, the Company entered into an amendment to its securitization facility that increased maximum borrowings from $250 million to $300 million and extended the term for three years until July 2013.

•

In August 2010, the Company entered into an amendment to the Company’s senior secured credit facility. The amendment, in part, extended the maturity date of $364 million principal amount of existing term loans from January 2012 to January 2015; increased the gross availability under the existing revolving credit facility from $100 million to $150 million and extended the maturity date until January 2015.

•

In November 2010, the Company completed a registered public offering for $300 million aggregate principal amount of 6 1/8% senior notes due 2022 and received approximately $294 million in net proceeds.

•

During the fourth quarter, the Company completed two tuck-in acquisitions, the acquisitions of Aero Products International, Inc. (“Aero”), a leading provider of premium, air-filled mattresses and Quickie Manufacturing Corporation (“Quickie”), a leading supplier and distributor of innovative cleaning tools and supplies.

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

In addition, the Company completed three tuck-in acquisitions during 2010. On October 1, 2010, the Company acquired Aero, a leading provider of premium, air-filled mattresses under brand names including Aero®, Aerobed® and Aero Sport®. The acquisition of Aero is expected to expand distribution channels, as well as expand the Company’s current Coleman product offerings of indoor and outdoor air beds and accessories. Aero is reported in the Company’s Outdoor Solutions segment and is included in the Company’s results of operations from October 1, 2010. On December 17, 2010 the Company acquired Quickie, a leading supplier and distributor of innovative cleaning tools and supplies. Quickie designs, manufactures and distributes cleaning products including mops, brooms, dusters, dust pans, brushes, buckets and other supplies, for traditional in-home use, as well as commercial and contractor-grade applications sold primarily under the leading brands Quickie Original®, Quickie Home-Pro®, Quickie Professional®, Quickie Microban® and Quickie Green Cleaning®. The Quickie acquisition complements the Mapa Spontex acquisition by combining Quickie’s leading domestic position in household stick and smallware cleaning supplies with Mapa Spontex’s leading international position in gloves and sponges and provides the Company with a complete product line in conventional cleaning supplies to offer our retailers both domestically and internationally. Quickie is reported in the Company’s Branded Consumables segment and is included in the Company’s results of operations from December 17, 2010. The combined cash purchase price, net of cash acquired, for the Aero and Quickie acquisitions was approximately $270 million, subject to certain adjustments. Additionally, during 2010, the Company completed another tuck-in acquisition. All three tuck-in acquisitions were complementary to the Company’s core businesses and from an accounting standpoint were not significant.

2009 Activity

During 2009, the Company completed three tuck-in acquisitions that by nature are complementary to the Company’s core businesses and from an accounting standpoint were not significant.

2008 Activity

The Company did not complete any acquisitions during 2008.

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

As a result of the change in the official exchange rate to 4.30 Bolivars per U.S. dollar, the Company recorded a non-cash pre-tax loss of $14.0 million in 2010, primarily reflecting the write-down of monetary assets as of January 1, 2010. This charge is classified in selling, general and administrative costs (“SG&A”).

In March 2010, the Securities and Exchange Commission (the “SEC”) provided guidance on certain exchange rate issues specific to Venezuela. This SEC guidance, in part, requires that any differences between the amounts reported for financial reporting purposes and actual U.S. dollar denominated balances that may have existed prior to the application of the highly inflationary accounting requirements (effective January 1, 2010 for the Company) should be recognized in the income statement. As a result of applying this SEC guidance, the results of operations for 2010 include a non-cash charge of $56.6 million related to remeasuring $32.0 million of U.S. dollar denominated assets at the parallel exchange rate and subsequently translating at the official exchange rate. This charge is classified in SG&A. At December 31, 2009, and prior to the application of the accounting guidance for operating in a highly inflationary economy, the $56.6 million was deferred and recorded in other assets. This SEC guidance was codified by the Financial Accounting Standards Board (the “FASB”) in May 2010, with the issuance of Accounting Standards Update (“ASU”) 2010-19.

The transfers of funds out of Venezuela are subject to restrictions, and historically payments for certain imported goods and services have been required to be transacted by exchanging Bolivars for U.S. dollars through securities transactions in the more unfavorable parallel market rather than at the more favorable official exchange rate. During the third quarter of 2010, the parallel market was discontinued and replaced with the newly created and government regulated System of Transactions in Foreign Currency Denominated Securities (“SITME”) market. Historically, the majority of the Company’s purchases have qualified for the official exchange rate. As such, the Company has been able to convert Bolivars at the official exchange rate and, based upon this ability, the Company does not expect further changes in the SITME market to have a material impact on the consolidated financial position, results of operations or cash flows of the Company. While the timing of government approval for settlement of payables at the official rate varies, the Company believes these payables will ultimately be approved and settled at the official exchange rate based on past experience. However, if in the future, further restrictions require the Company’s subsidiaries operating in Venezuela to convert an increasing amount of the Bolivar cash balances into U.S. dollars using the more unfavorable exchange rate, it could result in currency exchange losses that may be material to the Company’s results of operations. At December 31, 2010, the Company’s subsidiaries operating in Venezuela have approximately $17 million in cash denominated in U.S. dollars and cash of approximately $36 million held in Bolivars converted at the official exchange rate of 4.30 Bolivars per U.S. dollar.

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

While the likelihood or amount of a future devaluation in Venezuela is unknown, for illustrative purposes if the Company translated the results of operations for the Venezuela subsidiaries for 2010 assuming an additional 50% devaluation versus using the actual official exchange rate of 4.30 in effect during that period, the Company’s consolidated net sales for 2010 would have been reduced by less than 1%.

Consolidated Results of Operations

	Years Ended December 31,
(in millions)	2010	2009	2008
Net sales	$6,022.7	$5,152.6	$5,383.3
Cost of sales	4,383.9	3,726.6	3,880.5

Gross profit	1,638.8	1,426.0	1,502.8
Selling, general and administrative expenses	1,211.8	963.9	1,013.7
Reorganization and acquisition-related integration costs, net	—	52.3	59.8
Impairment of goodwill and intangibles	19.7	22.9	283.2

Operating earnings	407.3	386.9	146.1
Interest expense, net	177.8	147.5	178.7

Income (loss) before taxes	229.5	239.4	(32.6)
Income tax provision	122.8	110.7	26.3

Net income (loss)	$106.7	$128.7	$(58.9)

Results of Operations—Comparing 2010 to 2009

	Net Sales		Operating Earnings (Loss)
	Years Ended December 31,
(in millions)	2010	2009	2010	2009
Outdoor Solutions	$2,518.7	$2,311.8	$228.6	$161.6
Consumer Solutions	1,869.6	1,835.9	233.4	260.4
Branded Consumables	1,345.3	792.1	109.0	60.0
Process Solutions	342.7	262.6	25.0	18.7
Corporate	—	—	(188.7)	(113.8)
Intercompany eliminations	(53.6)	(49.8)	—	—

	$6,022.7	$5,152.6	$407.3	$386.9

Net sales for 2010 increased $870 million, or 16.9%, to $6.0 billion versus the same prior year period. The overall increase in net sales was primarily due to the Acquisition (approximately $539 million), improved retail environment, favorable weather conditions, improved point of sale in certain product categories, expanded product offerings, and increased demand internationally, partially offset by unfavorable foreign currency translation of approximately $42 million, which includes the unfavorable foreign currency translation of approximately $88 million related to the currency devaluation in Venezuela (see “Venezuela Operations”). Net sales in the Outdoor Solutions segment increased $207 million, or 9.0%, primarily as the result of improved sales in the Coleman and fishing businesses; improved sales in the winter sports and technical apparel businesses, due primarily to increased category space at certain major domestic retailers; expanded product offerings; increased point of sales, increased demand internationally; overall economic improvement, favorable weather conditions and favorable foreign currency translation (approximately $14 million); partially offset by the exiting of two business lines (approximately $54 million). Net sales in the Consumer Solutions segment increased $33.7 million, or 1.8%, primarily as the result of increased demand domestically, especially in the beverage and food preparation categories and certain personal care and wellness categories, which is primarily due to new product placements; increased point of sales; increased sell through for seasonal products at certain major retailers; increased demand internationally, excluding Venezuela, primarily due to overall economic improvement, new institutional sales and increased promotional activity; offset by unfavorable foreign currency translation (approximately $61 million), which includes the unfavorable impact of approximately $81 million related to the currency devaluation in Venezuela (see “Venezuela Operations”). Net sales in the Branded Consumables segment increased $553 million, or 69.8%, which is mainly due to the Acquisition, improvements in the safety and security business and new product placements, including safes and shredders and favorable foreign currency translation (approximately $6 million). Net sales in the Process Solutions segment increased 30.5% on a year over year basis, primarily due to an increase in the pass through pricing of commodities and increases in coinage and monofilament due to improved market conditions.

Cost of sales increased $657 million to $4.4 billion for 2010 versus the same prior year period. The increase is primarily due to the Acquisition (approximately $342 million), improved sales and the inclusion of a $27.4 million charge during 2010, related to a purchase accounting adjustment, primarily due to the Acquisition, for the elimination of manufacturer’s profit in inventory that requires the fair value of the inventory acquired to be valued at the sales price of the finished inventory, less costs to complete and a reasonable profit allowance for selling effort. Cost of sales as a percentage of net sales for 2010 and 2009 was 72.8% and 72.3%, respectively (72.3% for 2010 excluding the charge for the elimination of manufacturer’s profit in inventory). Cost of sales as a percentage of net sales for 2010 was negatively affected as a result of the currency devaluation in Venezuela (see “Venezuela Operations”). Cost of sales as a percentage of net sales for 2009 was also negatively affected by the sell through during the first quarter of 2009 of higher cost inventory that was built in 2008 during a significant rise in commodity prices.

SG&A increased $248 million, or 25.7%, to $1.2 billion for 2010 versus the same prior year period. The change is primarily due to the Acquisition; $70.6 million of charges related to the Company’s Venezuela operations (see “Venezuela Operations”); and acquisition-related and other charges ($33.8 million), primarily associated with acquisitions, partially offset by a decrease in stock-based compensation ($17.0 million) and gains recognized on derivatives not designated as effective hedges ($10.6 million). Additionally, the Company recorded a fair value adjustment related to the recovery of a long-term note from a prior investment, partially offset by a fair value adjustment of a lease termination.

Operating earnings for 2010 in the Outdoor Solutions segment increased $67.0 million, or 41.5%, versus the same prior year period primarily due to a net gross margin increase (approximately $45 million) due to higher sales, partially offset by other costs and a $48.5 million decrease in reorganization costs, partially offset by an increase in SG&A ($26.5 million). Operating earnings for 2010 in the Consumer Solutions segment decreased $27.0 million, or 10.4%, versus the same prior year period primarily as the result of the unfavorable impact on gross margins (approximately $52 million) primarily related to the currency devaluation in Venezuela (see

“Venezuela Operations”), partially offset by a gross margin increase (approximately $25 million) due to higher sales and a $3.8 million decrease in reorganization costs. Operating earnings for 2010 in the Branded Consumables segment increased $49.0 million, or 81.7%, versus the same prior year period primarily due to the impact of the Acquisition, a net gross margin increase (approximately $10 million) due to higher sales, a $4.9 million decrease in SG&A, excluding the impact of the Acquisition and a decrease in impairment charges for goodwill and intangible assets ($3.8 million), partially offset by the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory ($24.7 million). Operating earnings for 2010 in the Process Solutions segment increased $6.3 million, or 33.7%, versus the same prior year period primarily as the result of the gross margin impact of higher sales, partially offset by an increase in SG&A ($6.7 million).

For 2010, the Company did not incur any reorganization costs as the reorganization plans from prior periods have been completed. For 2009, reorganization costs were $52.3 million. The majority of these charges ($48.5 million) relate to plans initiated for 2009 to rationalize the overall cost structure of the Outdoor Solutions segment. The Company also recorded reorganization costs ($3.8 million) during 2009 within the Consumer Solutions segment for headcount reductions related to cost reduction initiatives.

During 2010, the Company recorded non-cash charges of $19.7 million to reflect the impairment of goodwill and certain intangible assets. The most significant of which was a non-cash charge of $17.3 million recorded during the second quarter of 2010 within the Branded Consumables segment to reflect impairment of goodwill in this segment’s Arts and Crafts business. The impairment was due to a decrease in the fair value of forecasted cash flows, reflecting the deterioration of revenues and margins due to a decline in 2010 of forecasted sales to a major customer.

Net interest expense increased by $30.3 million to $178 million for 2010 versus the same prior year period due to higher levels of outstanding debt versus the same prior year period and an increase in the Company’s weighted average interest rate for 2010 to 5.8% from 5.4% in 2009.

The Company’s reported tax rate for 2010 and 2009 was 53.5% and 46.2%, respectively. The increase from the statutory tax rate to the reported tax rate for 2010 results principally from the tax expense ($29.7 million) due to non-deductible charges primarily related to the currency devaluation in Venezuela and from the translation of U.S. dollar denominated net assets in Venezuela (see “Venezuela Operations”) and a tax charge ($7.2 million) related to non-deductible transaction costs attributable to the Acquisition, partially offset by the tax benefit ($14.2 million) related to the reversal of a deferred tax liability attributable to the reduction of Venezuelan earnings considered as not permanently reinvested. The difference from the statutory tax rate to the reported tax rate for 2009 results principally from the U.S. tax expense of $25.7 million recognized on the undistributed foreign income, and $18.5 million recognized on the distributed foreign income, less a $12.9 million benefit attributable to local Venezuela inflationary adjustments and tax-exempt earnings.

Net income for 2010 deceased $22.0 million to $107 million versus the same prior year period. For 2010 and 2009, diluted earnings per share were $1.19 and $1.52, respectively. The decrease in net income was primarily due to the non-cash charges related to the Company’s Venezuela operations ($70.6 million), the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory ($27.4 million), acquisition-related and other charges ($42.3 million) and an increase in interest expense ($30.3 million), partially offset by higher sales, incremental earnings from the Acquisition and a decrease in reorganization costs ($52.3 million).

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

SG&A for 2009 decreased $49.8 million, or 4.9%, to $964 million versus the same prior year period. The improvement was primarily due to cost containment efforts initiated by the Company in 2009 as a result of the macroeconomic conditions, partially offset by an incremental increase stock-based compensation for 2009 ($20.7 million) versus 2008. SG&A as a percentage of net sales for 2009 and 2008 was 18.7% and 18.8%, respectively.

Operating earnings for 2009 in the Outdoor Solutions segment decreased $10.7 million or 6.2%, versus the same prior year period primarily as the result of the gross margin impact of lower sales and a $15.9 million increase in reorganization costs, partially offset by a decrease in SG&A ($53.5 million) and a decrease in impairment charges for goodwill and intangible assets ($29.4 million). Operating earnings for 2009 in the Consumer Solutions segment increased $110 million or 73.0%, versus the same prior year period primarily as the result of a decrease in impairment charges for goodwill and intangible assets ($76.3 million), lower SG&A

($22.4 million) and improved gross margins, partially offset by increased reorganization costs ($3.7 million). Operating earnings for 2009 in the Branded Consumables segment increased $168 million or 155.5%, versus the same prior year period primarily as the result of a decrease in impairment charges for goodwill and intangible assets ($155 million) and a decrease in reorganization costs ($10.7 million). Operating earnings in the Process Solutions segment for 2009 decreased $2.5 million or 11.8%, versus the same prior year period primarily as the result of the gross margin impact of lower sales, partially offset by a decrease of SG&A ($2.9 million) and reorganization costs ($8.9 million).

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

Financial Condition, Liquidity and Capital Resources

LIQUIDITY

The Company believes that its cash and cash equivalents, cash generated from operations and the availability under its senior secured credit facility (the “Facility”) and the credit facilities of certain foreign subsidiaries as of December 31, 2010, provide sufficient liquidity to support working capital requirements, planned capital expenditures, debt obligations, completion of current and future reorganization and acquisition-related integration programs and pension plan contribution requirements and for the foreseeable future.

In August 2010, the Company increased its liquidity as it entered into an amendment to the Facility that, in part, extended the maturity date of approximately $364 million principal amount of existing term loans from January 2012 to January 2015 through the creation of a new Term B5 tranche of the Facility; increased the gross availability under the existing revolving credit facility from $100 million to $150 million; and extended the maturity date of the revolving credit facility until January 2015. The Term B5 loans bear interest of LIBOR plus 3.25%.

Cash Flows from Operating Activities

Net cash provided by operating activities was $289 million and $641 million for 2010 and 2009, respectively. The change is primarily due to a higher year over year inventory build as the Company returns to growing its sales, which results in higher inventory levels; the impact of the $27.4 million purchase accounting adjustment for the elimination of manufacturer’s profit in inventory that requires the fair value of the inventory acquired to be valued at the sales price of the finished inventory, less costs to complete and a reasonable profit allowance for selling effort; and an increase in pension contributions of approximately $34 million, which includes approximately $14 million related to the settlement of a domestic pension plan, partially offset by improved operating results and the impact of the Acquisition. The Company’s inventory at December 31, 2009 was maintained at lower levels, as a result of the anticipated demand decline due to the global recessionary environment.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities for 2010 and 2009 was $480 million and ($32.5) million, respectively. The change is primarily due the proceeds from the issuance of long-term debt in excess of payments on long-term debt ($525 million) during 2010 and the impact of the incremental net change in short-term debt on a year-over-year basis ($210 million), partially offset by the proceeds from issuance of common stock, net of transaction fees, during 2009 ($203 million) and the year-over-year increase in the repurchase of the Company’s common stock and shares tendered for taxes ($38.7 million) and the year-over-year increase of dividends paid ($22.1 million).

Cash Flows from Investing Activities

Net cash used in investing activities was $883 million and $131 million for 2010 and 2009, respectively. Cash used for the acquisition of businesses, net of cash acquired and earnout payments for 2010 increased approximately $742 million over the same period due to acquisitions. For 2010, capital expenditures were

$138 million versus $107 million in 2009. The Company has historically maintained capital expenditures at less than 2% of net sales. Subsequent to the Acquisition, the annualized capital expenditure run-rate is expected to be approximately 2.5% of net sales.

Dividends

In September 2009, the Company announced that the Board had decided to initiate a quarterly cash dividend. In December 2010, the Board declared a quarterly cash dividend of $0.0825 per share of the Company’s common stock, or $7.3 million, paid on January 31, 2011 to stockholders of record as of the close of business on January 3, 2011. Cash dividends paid to stockholders in 2010 and 2009 were $28.7 million and $6.6 million, respectively. For 2010, the Company’s total annual dividend of $0.33 per share of common stock represents a 10% increase over the 2009 annualized run rate. The actual declaration of any future cash dividends, and the establishment of record and payment dates, will be subject to final determination by the Board each quarter after its review of the Company’s financial performance.

CAPITAL RESOURCES

At December 31, 2010 and 2009, the Company had cash and cash equivalents of $695 million and $827 million, respectively. At December 31, 2010, there was no amount outstanding under the revolving credit portion of the Facility. At December 31, 2010, net availability under the Facility was approximately $102 million, after deducting approximately $48 million of outstanding standby and commercial letters of credit. The Company is required to pay commitment fees on the unused balance of the revolving portion of the Facility. At December 31, 2010, the annual commitment fee on unused balances was 0.375%.

In November 2010, the Company completed a registered public offering for $300 million aggregate principal amount of 6 1/8% senior notes due 2022 and received approximately $294 million in net proceeds. The net proceeds will be used for general corporate purposes. Beginning in November 2015, the Company may redeem all or part of these 6 1/8% senior notes due 2022 at specified redemption prices ranging from approximately 100% to 103% of the principal amount, plus accrued and unpaid interest to the date of redemption. These notes are subject to similar restrictive and financial covenants as the Company’s existing senior notes and senior subordinated notes.

On January 20, 2010, the Company completed a registered public offering for $492 million aggregate principal amount of 7 1/2% senior subordinated notes due 2020 and received approximately $476 million in net proceeds. The offering consisted of two tranches: a U.S. dollar tranche with aggregate principal amount of $275 million and a Euro dollar tranche with aggregate principal amount of €150 or approximately $217 million. The Company used the net proceeds to repay $250 million of the Facility term loans, with the balance to be used for general corporate purposes. Beginning in January 2015, the Company may redeem all or part of these 7 1/2% senior subordinated notes due 2020 at specified redemption prices ranging from approximately 100% to 104% of the principal amount, plus accrued and unpaid interest to the date of redemption. These notes are subject to similar restrictive and financial covenants as the Company’s existing senior notes and senior subordinated notes.

In July 2010, the Company entered into an amendment to the Company’s receivables purchase agreement (the “Securitization Facility”) that increased maximum borrowings under the Securitization Facility from $250 million to $300 million and extended the term for three years until July 2013. Following the renewal, the borrowing rate margin is 2.0% and the unused line fee is 0.95% per annum. At December 31, 2010, the Securitization Facility had outstanding borrowings totaling $300 million.

Certain foreign subsidiaries of the Company maintain working capital lines of credit with their respective local financial institutions for use in operating activities. At December 31, 2010, the aggregate amount available under these lines of credit totaled approximately $88 million.

The Company was not in default of any of its debt covenants (see Note 9 to the consolidated financial statements) as of December 31, 2010.

In March 2010, the Board authorized a $50 million increase in the Company’s existing stock repurchase program to allow the Company to repurchase an aggregate of up to $150 million of its common stock. During, 2010, the Company repurchased approximately 1.4 million shares of its common stock under this stock repurchase program at an average price of $29.62 per share. At December 31, 2010, approximately $55 million remains available under this stock repurchase program.

In April 2009, the Company completed an equity offering of 12.0 million newly-issued shares of common stock at $17.50 per share. The net proceeds to the Company, after the payment of underwriting discounts and other expenses of the offering, was approximately $203 million.

Contractual Obligations and Commercial Commitments

The following table includes aggregate information about the Company’s contractual obligations as of December 31, 2010 and the periods in which payments are due. Certain of these amounts are not required to be included in its consolidated balance sheets:

	Year(s)
(in millions)	Total	1	2-3	4-5	After 5
Debt(1)	$4,110.1	$544.3	$385.1	$1,130.0	$2,050.7
Operating leases	335.4	65.3	105.5	77.4	87.2
Unconditional purchase obligations	65.2	41.3	17.6	5.9	0.4
Other current and non-current obligations	27.6	19.3	1.7	1.7	4.9

Total	$4,538.3	$670.2	$509.9	$1,215.0	$2,143.2

(1)	These amounts reflect scheduled principal payments and the expected future interest expense related to the debt at December 31, 2010 that carries a fixed rate of interest. As of December 31, 2010, approximately $1.9 billion of the Company’s debt is considered fixed-rate debt, by nature or through use of interest rate swaps. As of December 31, 2010, approximately $1.3 billion of the Company’s debt is considered variable-rate debt, by nature or through use of interest rate swaps with a weighted average interest rate of approximately 4.7%. For further information regarding the Company’s debt and interest rate structure, refer to Note 9 – “Debt” and Note 10 – “Derivative Financial Instruments” to the consolidated financial statements.

The table above does not reflect tax reserves and accrued interest thereon of $51.6 million and $4.1 million, respectively, as the Company cannot reasonably predict the timing of the settlement of the related tax positions beyond 2011. See Note 12 “Taxes on Income” to the consolidated financial statements for additional information on the Company’s unrecognized tax benefits at December 31, 2010.

Commercial commitments are items that the Company could be obligated to pay in the future and are not included in the above table. At December 31, 2010, the Company had approximately $48 million in standby and commercial letters of credit that expire through September 2012.

Risk Management

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

Fair Value Hedges

At December 31, 2010, the Company has $350 million notional amount outstanding in swap agreements that exchange a fixed rate of interest for variable rate of interest (LIBOR) plus an average spread of approximately 480 basis points. These floating rate swaps, which were entered into during the fourth quarter of 2010, are designated as fair value hedges against $350 million of principal on the 7 1/2% senior subordinated notes due 2017 for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

During 2010, the Company terminated $625 million notional amount outstanding in swap agreements that exchange a fixed rate of interest for a variable rate of interest and received $3.1 million in net proceeds. These floating rate swaps were not designated as effective hedges for accounting purposes and the fair market value gains are included in the results of operations.

Cash Flow Hedges

During 2010, the Company entered into a $200 million notional amount forward-starting interest rate swap, which became effective commencing December 31, 2010, that exchanges a variable rate of interest (LIBOR) for a fixed rate of interest of approximately 1.4% over the term of the agreement, which matures on December 31, 2013. Additionally, during 2010, the Company entered into a $200 million notional amount forward-starting interest rate swap, that becomes effective commencing December 30, 2011, that will exchange a variable rate of interest (LIBOR) for an average fixed rate of interest of approximately 1.8% over the term of the agreement, which matures on December 31, 2013.

At December 31, 2010, the Company has $650 million notional amount outstanding in swap agreements (including the $200 million notional amount forward-starting swap that becomes effective commencing December 30, 2011) that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through December 2013. At December 31, 2010 the weighted average fixed rate of interest on these swaps, excluding the forward-starting swap, was approximately 1.7%. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (loss) (“AOCI”).

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain U.S. dollar-based debt of foreign subsidiaries. At December 31, 2010, the Company had a $22.4 million notional amount cross-currency swap outstanding that exchanges Canadian dollars for U.S. dollars. This swap exchanges the variable interest rate bases of the U.S. dollar balance (3-month U.S. LIBOR plus a spread of 175 basis points) and the equivalent Canadian dollar balance (3-month CAD BA plus a spread of 192 basis points). This swap is designated as fair value hedge on a U.S. dollar-based term loan of a Canadian subsidiary. Changes in the fair market value of this cross-currency swap are recorded as an offset to the corresponding long-term debt.

Forward Foreign Currency Contracts

The Company uses forward foreign currency contracts (“foreign currency contracts”) to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through September 2012. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At December 31, 2010, the Company had approximately $559 million notional amount of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases and sales.

At December 31, 2010, the Company had outstanding approximately $76 million notional amount of foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through March 2012. Fair market value gains or losses are included in the results of operations.

In January 2010, the Company entered into foreign currency contracts to purchase €125 million as a hedge against the Euro purchase price of the Acquisition. These foreign currency contracts, which matured on April 1, 2010, were not designated as effective hedges for accounting purposes and an $8.5 million fair market value loss was recognized and included in the results of operations.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the impact that the rising price of these commodities has on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with maximum cost certainty, and in certain instances allow the Company to benefit should the cost of the commodity fall below certain dollar levels. At December 31, 2010, the Company had outstanding $6.6 million notional amount of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through June 2011. Fair market value gains or losses are included in the results of operations.

The following table presents the fair value of derivative financial instruments as of December 31, 2010:

December 31, 2010
(in millions)	Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(5.3)
Foreign currency contracts	(14.4)
Fair value hedges:
Interest rate swaps	(10.2)
Cross-currency swaps	(4.1)

Subtotal	(34.0)

Derivatives not designated as effective hedges:
Foreign currency contracts	(1.3)
Commodity contracts	0.9

Subtotal	(0.4)

Total	$(34.4)

Significant Accounting Policies and Critical Estimates

The Company’s financial statements are prepared in accordance with GAAP, which require us to make certain judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The following list of critical accounting policies is not intended to be a comprehensive list of all its accounting policies. The Company’s significant accounting policies are more fully described in Note 1—Business and Significant Accounting Policies to Item 8.—Financial Statements and Supplementary Data. The following represents a summary of the Company’s critical accounting policies, defined as those policies that the Company believes are the most important to the portrayal of its financial condition and results of operations, and/or require management’s significant judgments and/or estimates. In many cases, the accounting treatment for a particular transaction is specifically directed by GAAP with no need for management’s judgment in their application.

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

Allowance for Inventory Obsolescence

The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, additional inventory write-downs may be required resulting in a charge to income in the period such determination was made. Conversely, if actual market conditions are more favorable than those projected, a reduction in the write-down may be required resulting in an increase in income in the period such determination was made.

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

Additionally, the Company recognizes tax benefits for certain tax positions based upon judgments as to whether it is more likely than not that a tax position will be sustained upon examination. The measurement of tax positions that meet the more-likely-than-not recognition threshold are based in part on estimates and assumptions as to be the probability of an outcome, along with estimated amounts to be realized upon any settlement. While the Company believes the resulting tax balances at December 31, 2010 and 2009 are fairly stated based upon these estimates, the ultimate resolution of these tax positions could result in favorable or unfavorable adjustments to its consolidated financial statements and such adjustments could be material. See Note 12 to the consolidated financial statements for further information regarding taxes.

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

As a result of acquisitions in prior years, the Company has significant intangible assets on its balance sheet that include goodwill and indefinite-lived intangibles (primarily trademarks and tradenames). The Company’s goodwill and indefinite-lived intangibles are tested and reviewed for impairment annually (during the fourth quarter, which coincides with the Company’s planning process), or more frequently if facts and circumstances warrant. Goodwill impairment testing requires significant use of judgment and assumptions including the identification of reporting units; the assignment of assets and liabilities to reporting units; and the estimation of future cash flows, business growth rates, terminal values and discount rates. The Company uses various valuation methods, such as the discounted cash flow and market multiple methods. The income approach used is the discounted cash flow methodology and is based on five-year cash flow projections. The cash flows projected are analyzed on a “debt-free” basis (before cash payments to equity and interest bearing debt investors) in order to develop an enterprise value from operations for the reporting unit. A provision is also made, based on these projections, for the value of the reporting unit at the end of the forecast period, or terminal value. The present value of the interim cash flows and the terminal value are determined using a selected discount rate. The market multiple methodology involves estimating value based on the trading multiples for comparable public companies. Multiples are determined through an analysis of certain publicly traded companies that are selected on the basis of operational and economic similarity with the business operations. Valuation multiples are calculated for the comparable companies based on daily trading prices. A comparative analysis between the reporting unit and the public companies forms the basis for the selection of appropriate risk-adjusted multiples. The comparative analysis incorporates both quantitative and qualitative risk factors which relate to, among other things, the nature of the industry in which the reporting unit and other comparable companies are engaged.

The testing of unamortizable intangibles under established guidelines for impairment also requires significant use of judgment and assumptions (such as cash flow projections, terminal values and discount rates). For impairment testing purposes the fair value of unamortizable intangibles is determined using the same method which was used for determining the initial value. The first method is the relief from the royalty method, which estimates the value of a tradename by discounting the hypothetical avoided royalty payments to their present value over the economic life of the asset. The second method is the excess earnings method, which estimates the value of the intangible asset by quantifying the residual (or excess) cash flows generated by the asset, and discounting those cash flows to the present. The excess earnings methodology requires the application of contributory asset charges. Contributory asset charges typically include payments for the use of working capital, tangible assets and other intangible assets. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations.

The Company did not record any impairment charges in 2010 in connection with its annual impairment testing. As previously discussed, during the second quarter of 2010, the Company recorded a non-cash charge of $17.3 million to reflect impairment of goodwill and during 2010 the Company recorded non-cash charges of $2.4 million to reflect impairment of certain intangibles. In the fourth quarter of 2009 and 2008, the Company’s annual impairment test resulted in non-cash charges to goodwill of $12.8 million and $172 million, respectively, and non-cash charges to indefinite-lived intangibles (tradenames) of $10.1 million and $111 million, respectively.

While some of the Company’s businesses experienced a revenue decline and decreased profitability in 2010, the Company believes that its long-term growth strategy supports its fair value conclusions. For both goodwill and indefinite-lived intangible assets, the recoverability of these amounts is dependent upon achievement of the Company’s projections and the execution of key initiatives related to revenue growth and improved profitability. As a result of the 2010 annual impairment testing, the enterprise value of all reporting units exceeded their carrying value by more than 10%, however, changes in business conditions and assumptions could potentially require future adjustments to these asset valuations. The Company will continue to monitor its reporting units for any triggering events or other signs of impairment.

Other Long-Lived Assets

The Company evaluates the recoverability of long-lived assets, including property, plant and equipment and amortizable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, significant decreases in the market value of the assets and significant negative industry or economic trends. When the Company determines that the carrying amount of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The cash flows are estimated utilizing various assumptions regarding future revenue and expenses, working capital, and proceeds from disposal. If the carrying amount exceeds the sum of the undiscounted future cash flows, the Company discounts the future cash flows using a discount rate required for a similar investment of like risk and records an impairment charge as the difference between the fair value and the carrying value of the asset group.

Pension and Postretirement Benefit Plans

The Company records annual amounts relating to its pension and postretirement plans based on calculations, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications is generally deferred and amortized over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and the input from its actuaries and investment advisors. The pension and postretirement obligations are measured as of December 31 for 2010 and 2009.

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

The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The prospective target asset allocation percentage for the pension plans is approximately 45% – 60% for equity securities, approximately 25% – 40% for fixed-income investments and approximately 0% – 30% for other securities. At December 31, 2010, the domestic plan assets were allocated as follows: Equities: approximately 36% and Other Investments (alternative investments, fixed-income securities, cash and other): approximately 64%.

For 2010 and 2009, the actual return on plan assets for the Company’s U.S. pension plan assets was $16.4 and $33.4 million, respectively, versus an expected return on plan assets of $13.6 and $12.5 million, respectively. For 2008, actual returns on plan assets for the Company’s U.S. pension plans were below the expected long-term rate of return due to the adverse conditions in the global securities markets. The actual amount of future contribution will depend, in part, on long-term actual return on assets and future discount rates. Pension contributions for 2011 are estimated to be approximately $18 million, compared to approximately $43 million in 2010, which includes approximately $14 million related to the settlement of a domestic pension plan.

The weighted average expected return on plan assets assumption for 2010 was approximately 7.9% for the Company’s pension plans. The weighted average discount rate at the 2010 measurement date used to measure the pension and postretirement benefit obligations was approximately 5.2% and 5.5%, respectively. A one percentage point increase in the discount rate at the 2010 measurement date would decrease the pension plans’ projected benefit obligation by approximately $43 million.

The health care cost trend rates used in valuing the Company’s postretirement benefit obligation are established based upon actual health care cost trends and consultation with actuaries and benefit providers. At the 2010 measurement date, the current weighted average healthcare trend rate assumption was 7.5%. The current trend rate gradually decreases to an ultimate trend rate of 4.5%.

A one percentage point change in assumed healthcare cost trend rates would have the following effects:

(in millions)	1% Increase	1% Decrease
Service and interest cost components of postretirement benefit costs	$0.1	(0.1)
Postretirement benefit obligation	1.5	(1.2)

Product Liability

As a consumer goods manufacturer and distributor, the Company faces the risk of product liability and related costs for substantial money damages, product recall actions and higher than anticipated rates of warranty returns or other returns of goods. Each year the Company sets its product liability insurance program, which is an occurrence-based program, based on current and historical claims experience and the availability and cost of related insurance.

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

New and Pending Accounting Pronouncements

During 2010, 2009 and 2008, the Company adopted various accounting standards. A description of these standards and their effect on the consolidated financial statements are described in Note 2 to the consolidated financial statements.

Pending standards and their estimated effect on the Company’s consolidated financial statements are described in Note 2 to the consolidated financial statements.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the SEC and in reports to its stockholders. Such forward-looking statements include the Company’s adjusted earnings per share, the outlook for the Company’s markets and the demand for its products, estimated sales, segment earnings, earnings per share, cash flows from operations, consistent profitable growth, free cash flow, future revenues and gross operating and EBITDA margin improvement requirement and expansion, organic growth, the success of new product introductions, growth or savings in costs and expenses, the impact of commodities and transportation costs and the Company’s ability to manage its risk in these areas, repurchase of shares of common stock from time to time under the Company’s stock repurchase program, and the impact of acquisitions, divestitures, restructurings and other unusual items, including the Company’s ability to successfully integrate and obtain the anticipated results and synergies from its consummated acquisitions. These statements are made on the basis of management’s views and assumptions as of the time the statements are made and the Company undertakes no obligation to update these statements. There can be no assurance, however, that its expectations will necessarily come to pass. Significant factors affecting these expectations are set forth under Item 1A.—Risk Factors of this Annual Report on Form 10-K.

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

The Company is exposed to interest rate risk on its variable rate debt and price risk on its fixed rate debt. As such, the Company monitors the interest rate environment and uses interest rate swap agreements to manage its interest rate risk and price risk by balancing its exposure to fixed and variable interest rates while attempting to minimize interest costs. As of December 31, 2010, approximately $1.3 billion of Company’s debt carries a variable rate of interest either by nature or through the use of interest rate swaps. The remainder of the debt (approximately $1.9 billion) carries a fixed rate of interest either by nature or through the use of interest rate swaps. A hypothetical 10% change in these interest rates would change interest expense by approximately $5 million and the fair values of fixed rate debt by approximately $70 million.

While the Company transacts business predominantly in U.S. dollars and most of its revenues are collected in U.S. dollars, a substantial portion of the Company’s operating costs are denominated in other currencies, such as the Brazilian Real, British Pound, Canadian dollar, Chinese Renminbi, European Euro, Japanese Yen, Mexican Peso, and Venezuelan Bolivar. Changes in the relation of these and other currencies to the U.S. dollar will affect Company’s sales and profitability and could result in exchange losses. For 2010, approximately 36% of the Company’s sales were denominated in foreign currencies, the most significant of which were: Euro dollars—approximately 11%; and Canadian dollars—approximately 6%. The primary purpose of the Company’s foreign currency hedging activities is to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. A hypothetical 10% change in foreign currency rates would not have a material effect on foreign currency gains and losses related to the foreign currency derivatives or the net fair value of the Company’s foreign currency derivatives.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Jarden Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Jarden Corporation and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations in 2009.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the Mapa Spontex Baby Care and Home Care businesses of Total S.A. (“Mapa Spontex”) from its assessment of internal control over financial reporting as of December 31, 2010 because it was acquired by the Company in a purchase business combination during 2010. We have also excluded Mapa Spontex from our audit of internal control over financial reporting. Mapa Spontex constituted approximately 10% of the Company’s consolidated assets at December 31, 2010 and approximately 9% of the Company’s net sales for the year ended December 31, 2010.

In addition, as described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Aero Products International (“Aero”) and Quickie Manufacturing Corporation (“Quickie”) from its assessment of internal control over financial management as of December 31, 2010 because they were acquired by the Company in a purchase business combination during 2010. We have also excluded Aero and Quickie from our audit of internal control over financial reporting. Aero and Quickie combined constituted approximately 5% of the Company’s consolidated assets at December 31, 2010 and less then 1% of the Company’s net sales for the year ended December 31, 2010.

New York, New York

February 24, 2011

JARDEN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Years Ended December 31,
	2010	2009	2008
Net sales	$6,022.7	$5,152.6	$5,383.3
Cost of sales	4,383.9	3,726.6	3,880.5

Gross profit	1,638.8	1,426.0	1,502.8
Selling, general and administrative expenses	1,211.8	963.9	1,013.7
Reorganization and acquisition-related integration costs, net	—	52.3	59.8
Impairment of goodwill and intangibles	19.7	22.9	283.2

Operating earnings	407.3	386.9	146.1
Interest expense, net	177.8	147.5	178.7

Income (loss) before taxes	229.5	239.4	(32.6)
Income tax provision	122.8	110.7	26.3

Net income (loss)	$106.7	$128.7	$(58.9)

Earnings (loss) per share:
Basic	$1.20	$1.53	$(0.78)
Diluted	$1.19	$1.52	$(0.78)
Weighted average shares outstanding:
Basic	89.0	84.1	75.2
Diluted	89.8	84.8	75.2

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	As of December 31,
	2010	2009
Assets
Cash and cash equivalents	$695.4	$827.4
Accounts receivable, net of allowances of $64.7 in 2010, $60.7 in 2009	1,067.7	851.3
Inventories	1,294.6	974.1
Deferred taxes on income	166.5	153.2
Prepaid expenses and other current assets	146.6	182.0

Total current assets	3,370.8	2,988.0

Property, plant and equipment, net	658.9	505.7
Goodwill	1,752.4	1,518.4
Intangibles, net	1,182.6	926.8
Other assets	128.3	84.7

Total assets	$7,093.0	$6,023.6

Liabilities
Short-term debt and current portion of long-term debt	$434.6	$520.3
Accounts payable	573.3	390.7
Accrued salaries, wages and employee benefits	180.2	162.3
Taxes on income	27.9	26.6
Other current liabilities	461.2	384.6

Total current liabilities	1,677.2	1,484.5

Long-term debt	2,806.0	2,145.9
Deferred taxes on income	458.7	300.9
Other non-current liabilities	330.6	325.5

Total liabilities	5,272.5	4,256.8

Commitments and contingencies (see Note 11)	—	—
Stockholders’ equity:
Preferred stock ($0.01 par value, 5.0 shares authorized, no shares issued and outstanding at December 31, 2010 and 2009)	—	—
Common stock ($0.01 par value, 150 shares authorized, 92.7 and 90.9 shares issued at December 31, 2010 and 2009, respectively)	0.9	0.9
Additional paid-in capital	1,450.2	1,460.8
Retained earnings	421.0	344.7
Accumulated other comprehensive income (loss)	(24.8)	(20.9)
Less: Treasury stock (0.9 and 0.7 shares, at cost, at December 31, 2010 and 2009, respectively)	(26.8)	(18.7)

Total stockholders’ equity	1,820.5	1,766.8

Total liabilities and stockholders’ equity	$7,093.0	$6,023.6

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$106.7	$128.7	$(58.9)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	142.8	130.3	120.3
Impairment of goodwill and intangibles	19.7	22.9	283.2
Venezuela hyperinflationary and devaluation charges	70.6	—	—
Deferred income taxes	45.3	61.2	(36.6)
Stock-based compensation	24.3	40.2	20.6
Other	21.2	30.0	24.7
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(50.7)	51.2	41.5
Inventory	(145.2)	229.9	(95.2)
Accounts payable	84.7	(40.9)	(12.2)
Accrued salaries, wages and employee benefits	(12.5)	19.1	8.4
Other assets and liabilities	(17.9)	(31.5)	(45.9)

Net cash provided by operating activities	289.0	641.1	249.9

Cash flows from financing activities:
Net change in short-term debt	56.2	(153.6)	131.5
Proceeds from issuance of long-term debt	786.1	292.2	25.0
Payments on long-term debt	(260.9)	(351.2)	(25.0)
Proceeds from issuance of stock, net of transaction fees	8.5	211.6	2.1
Repurchase of common stock and shares tendered for taxes	(51.3)	(12.6)	(23.5)
Debt issuance costs	(24.7)	(17.3)	(3.0)
Dividends paid	(28.7)	(6.6)	—
Other, net	(5.0)	5.0	(2.5)

Net cash provided by (used in) financing activities	480.2	(32.5)	104.6

Cash flows from investing activities:
Additions to property, plant and equipment	(137.5)	(107.4)	(102.2)
Acquisition of businesses, net of cash acquired and earnout payments	(755.5)	(13.7)	(42.6)
Other	9.9	(9.5)	(30.7)

Net cash used in investing activities	(883.1)	(130.6)	(175.5)

Effect of exchange rate changes on cash and cash equivalents	(18.1)	(43.4)	(6.7)

Net increase (decrease) in cash and cash equivalents	(132.0)	434.6	172.3
Cash and cash equivalents at beginning of period	827.4	392.8	220.5

Cash and cash equivalents at end of period	$695.4	$827.4	$392.8

Supplemental cash disclosures:
Taxes paid	$75.7	$64.3	$54.8
Interest paid	154.2	133.1	182.4

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

JARDEN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

(in millions)

	Common Stock		Treasury Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2009	90.9	$0.9	(0.7)	$(18.7)	—	$—	$1,460.8	$344.7	$(20.9)	$1,766.8
Net income	—	—	—	—	—	—	—	106.7	—	106.7
Comprehensive income:
Cumulative translation adjustment	—	—	—	—	—	—	—	—	1.2	1.2
Derivative transactions and other, net	—	—	—	—	—	—	—	—	2.6	2.6
Accrued benefit costs, net	—	—	—	—	—	—	—	—	(7.7)	(7.7)

Comprehensive income	—	—	—	—	—	—	—	—	—	102.8

Restricted stock awards, stock options exercised and stock plan purchases	1.8	—	1.5	44.6	—	—	(36.3)	—	—	8.3
Restricted stock awards cancelled and shares tendered for stock options and taxes	—	—	(0.3)	(9.9)	—	—	1.4	—	—	(8.5)
Dividends declared	—	—	—	—	—	—	—	(30.4)	—	(30.4)
Stock-based compensation	—	—	—	—	—	—	24.3	—	—	24.3
Shares repurchased	—	—	(1.4)	(42.8)	—	—	—	—	—	(42.8)

Balance, December 31, 2010	92.7	$0.9	(0.9)	$(26.8)	—	$—	$1,450.2	$421.0	$(24.8)	$1,820.5

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

1. Business and Significant Accounting Policies

Business

Jarden Corporation and its subsidiaries (hereinafter referred to as the “Company” or “Jarden”) is a leading provider of a broad range of consumer products. Jarden’s three primary business segments, Outdoor Solutions, Consumer Solutions and Branded Consumables, manufacture or source, market and distribute a number of well-recognized brands, including: Outdoor Solutions: Abu Garcia®, Aerobed®, Berkley®, Campingaz®, Coleman®, Fenwick®, Gulp!®, K2®, Marker®, Marmot®, Mitchell®, Penn®, Rawlings®, Shakespeare®, Stearns®, Stren®, Trilene®, Völkl® and Zoot®; Consumer Solutions: Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam®, VillaWare® and White Mountain®; and Branded Consumables: Ball®, Bee®, Bicycle®, Billy Boy®, Crawford®, Diamond®, Dicon®, Fiona®, First Alert®, First Essentials®, Forster®, Hoyle®, Kerr®, Lehigh®, Leslie-Locke®, Lillo®, Loew-Cornell®, Mapa®, NUK®, Pine Mountain®, Quickie®, Spontex® and Tigex®. The Company’s growth strategy is based on introducing new products, as well as on expanding existing product categories, which is supplemented through opportunistically acquiring businesses with highly recognized brands, innovative products and multi-channel distribution.

Basis of Presentation

The consolidated financial statements include the consolidated accounts of the Company and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

All significant intercompany transactions and balances have been eliminated upon consolidation. Unless otherwise indicated, references in the consolidated financial statements to 2010, 2009 and 2008 are to the Company’s calendar years ended December 31, 2010, 2009 and 2008, respectively.

Certain reclassifications have been made in the Company’s consolidated financial statements of prior years to conform to the current year presentation. These reclassifications have no impact on previously reported net income. Subsequent events have been evaluated through the filing date of these consolidated financial statements.

Supplemental Information

Stock-based compensation costs, which are included in selling, general and administrative expenses (“SG&A”), were $24.3, $41.3 and $20.6 for 2010, 2009 and 2008, respectively.

Interest expense is net of interest income of $4.9, $7.8 and $6.5 for 2010, 2009 and 2008, respectively.

Foreign Operations

The functional currency for most of the Company’s consolidated foreign operations is the local currency. Assets and liabilities are translated at year-end exchange rates; and income and expenses are translated at average exchange rates during the year. Net unrealized exchange adjustments arising on the translation of foreign currency financial statements are reported as cumulative translation adjustments within accumulated other comprehensive income. Foreign currency transaction gains and losses are included in the results of operation and are generally classified in selling, general and administrative expenses. Foreign currency transaction gains/(losses) for 2010, 2009 and 2008, were $8.7, $18.9 and ($14.3), respectively.

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

As a result of the change in the official exchange rate to 4.30 Bolivars per U.S. dollar, the Company recorded a non-cash pre-tax loss of $14.0 in 2010, primarily reflecting the write-down of monetary assets as of January 1, 2010. This charge is classified in SG&A.

In March 2010, the SEC provided guidance on certain exchange rate issues specific to Venezuela. This SEC guidance, in part, requires that any differences between the amounts reported for financial reporting purposes and actual U.S. dollar denominated balances that may have existed prior to the application of the highly inflationary accounting requirements (effective January 1, 2010 for the Company) should be recognized in the income statement. As a result of applying this SEC guidance, the results of operations for 2010 include a non-cash charge of $56.6 related to remeasuring $32.0 of U.S. dollar denominated assets at the parallel exchange rate and subsequently translating at the official exchange rate. This charge is classified in SG&A. At December 31, 2009, and prior to the application of the accounting guidance for operating in a highly inflationary economy, the $56.6 was deferred and recorded in other assets. This SEC guidance was codified by the Financial Accounting Standards Board (the “FASB”) in May 2010, with the issuance of Accounting Standards Update (“ASU”) 2010-19.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Significant accounting estimates and assumptions are used for, but not limited to, the allowance for doubtful accounts; assets impairments; useful lives of tangible and intangible assets; pension and postretirement liabilities; tax valuation allowances and unrecognized tax benefits; reserves for sales returns and allowances; product warranty; product liability; excess and obsolete inventory; and litigation and environmental liabilities.

Concentrations of Credit Risk

Substantially all of the Company’s trade receivables are due from retailers and distributors located throughout Asia, Canada, Europe, Latin America and the United States. Approximately 21%, 23% and 19% of

the Company’s consolidated net sales in 2010, 2009 and 2008, respectively, were to a single customer who purchased product from the Company’s three primary business segments: Outdoor Solutions, Consumer Solutions and Branded Consumables.

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

Land is not depreciated.

Goodwill and Intangible Assets

Goodwill and certain intangibles (primarily trademarks and tradenames) are not amortized; however, they are subject to evaluation for impairment using a fair value based test. This evaluation is performed annually, during the fourth quarter or more frequently if facts and circumstances warrant. The fair value based test for goodwill is a two-step test. The first step involves comparing the fair value of each of its reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, the Company is required to proceed to the second step. In the second step, the fair value of the reporting unit would be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss would be recognized if, and to the extent that, the carrying value of goodwill exceeded the implied value. During 2010, 2009 and 2008, the Company recorded impairment charges of $19.7, $22.9 and $283, respectively, for goodwill and intangibles (see Note 6).

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

Advertising Costs

Advertising costs consist primarily of ad demo, media placement and promotions, and are expensed as incurred. The amounts charged to advertising and included in SG&A in the consolidated statements of operations for 2010, 2009 and 2008 were $129, $108 and $124, respectively.

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

Sales Incentives and Trade Promotion Allowances

The Company offers various sales incentives and promotional programs to its reseller customers from time to time in the normal course of business. These incentives and promotions typically include arrangements known as slotting fees, cooperative advertising and buydowns. These arrangements are recorded as a reduction to net sales in the Company’s consolidated statements of operations.

Income Taxes

Deferred taxes are provided for differences between the financial statement and tax basis of assets and liabilities using enacted tax rates. The Company established a valuation allowance against a portion of the net tax benefit associated with all carryforwards and temporary differences in a prior year, as it was more likely than not that these would not be fully utilized in the available carryforward period. A portion of this valuation allowance remained as of December 31, 2010 and 2009 (see Note 12).

Components of accumulated other comprehensive income (loss) (“AOCI”) are presented net of tax at the applicable statutory rates and are primarily generated domestically.

Disclosures about Fair Value of Financial Instruments and Credit Risk

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair market values due to the short-term maturities of these instruments. The fair market value of the Company’s 8% senior notes due 2016, the 6 1/8% senior notes due 2022, the 7 1/2% senior subordinated notes due 2017 and the 7 1/2% senior subordinated notes due 2020 are based upon quoted market prices. The fair market value of the Company’s other long-term debt was estimated using interest rates currently available to the Company for debt with similar terms and maturities (see Note 9).

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

The Company is exposed to credit loss in the event of non-performance by the counterparties to its derivative financial instruments, all of which are highly rated financial institutions; however, the Company does not anticipate non-performance by such counterparties.

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

The Company uses forward foreign currency contracts (“foreign currency contracts”) to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives are deferred as a component of AOCI and are recognized in earnings at the same time that the hedged item affects earnings and are included in the same caption in the statement of income as the underlying hedged item.

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

The following table summarizes assets and liabilities that are measured at fair value on a recurring basis at December 31, 2010 and 2009:

	2010
	Fair Value Asset (Liability)
(in millions)	Level 1	Level 2	Total
Derivatives:
Assets	$—	$0.1	$0.1
Liabilities	—	(34.5)	(34.5)
Available-for-sale securities	19.1	—	19.1

	2009
	Fair Value Asset (Liability)
(in millions)	Level 1	Level 2	Total
Derivatives:
Assets	$—	$0.1	$0.1
Liabilities	—	(40.1)	(40.1)
Available-for-sale securities	18.9	—	18.9

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

The following table summarizes the assets that are measured at Level 3 fair value on a non-recurring basis at December 31, 2010 and 2009:

(in millions)	2010	2009
Goodwill	$6.4	$23.7
Intangible assets	3.6	30.9

At December 31, 2010 and 2009, goodwill of certain reporting units and certain intangible assets are recorded at fair value based upon the Company’s impairment testing and as circumstances require.

The Company’s goodwill and indefinite-lived intangibles are fair valued using discounted cash flows and market multiple methods. Goodwill impairment testing requires significant use of judgment and assumptions including the identification of reporting units; the assignment of assets and liabilities to reporting units; and the estimation of future cash flows, business growth rates, terminal values and discount rates. The testing of indefinite-lived intangibles under established guidelines for impairment also requires significant use of judgment and assumptions, such as the estimation of cash flow projections, terminal values and discount rates.

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

Pension and Postretirement Benefit Plans

The Company records annual amounts relating to its pension and postretirement benefit plans based on calculations which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and healthcare cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications is generally recorded or amortized over future service periods. The assumptions utilized in recording its obligations under its plans are based on its experience, market conditions and input from its actuaries and investment advisors.

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

In June 2009, the FASB confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative GAAP (other than guidance issued by the SEC) for all non-governmental entities. The Codification, which changes the referencing of financial standards, supersedes current authoritative guidance and is effective for interim or annual financial periods ending after September 15, 2009. The Codification is not intended to change or alter existing GAAP and did not result in a change in accounting practice for the Company.

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

In December 2007, the FASB issued revised Guidance that significantly changed the financial accounting and reporting for business combinations. The provisions of this Guidance, in part, include requirements to recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; expense, as incurred, acquisition-related transaction costs; capitalize acquisition-related restructuring costs only if the appropriate accounting criteria are met as of the acquisition date; and recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. This Guidance also requires any adjustments related to pre-existing tax contingencies for prior acquisitions to be recorded in the income statement. This Guidance was effective for the Company for business combination transactions occurring after December 31, 2008. The adoption of the provisions of this Guidance, effective January 1, 2009, did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company (see Note 3 for disclosures related to the adoption of this Guidance).

3. Acquisitions

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

Based on the Company’s independent valuation of Mapa Spontex, the Company allocated the total purchase price, net of cash acquired, to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the Acquisition Date. Based on the purchase price allocation, net of cash acquired, the Company allocated approximately $9 of the purchase price to identified tangible net assets and approximately $107 of the purchase price to identified intangible assets. The Company recorded the excess of the purchase price over the aggregate fair values of approximately $129 as goodwill.

In addition, the Company completed three tuck-in acquisitions during 2010. On October 1, 2010, the Company acquired Aero Products International, Inc. (“Aero”), a leading provider of premium, air-filled mattresses under brand names including Aero®, Aerobed® and Aero Sport®. The acquisition of Aero is expected to expand distribution channels, as well as expand the Company’s current Coleman product offerings of indoor and outdoor air beds and accessories. Aero is reported in the Company’s Outdoor Solutions segment and is included in the Company’s results of operations from October 1, 2010. On December 17, 2010, the Company acquired Quickie Manufacturing Corporation (“Quickie”), a leading supplier and distributor of innovative cleaning tools and supplies. Quickie designs, manufactures and distributes cleaning products including mops, brooms, dusters, dust pans, brushes, buckets and other supplies, for traditional in-home use, as well as commercial and contractor-grade applications sold primarily under the leading brands Quickie Original®, Quickie Home-Pro®, Quickie Professional®, Quickie Microban® and Quickie Green Cleaning®. The Quickie acquisition complements the Mapa Spontex acquisition by combining Quickie’s leading domestic position in household stick and smallware cleaning supplies with Mapa Spontex’s leading international position in gloves and sponges and provides the Company with a complete product line in conventional cleaning supplies to offer our retailers both domestically and internationally. Quickie is reported in the Company’s Branded Consumables segment and is included in the Company’s results of operations from December 17, 2010.

The combined cash purchase price, net of cash acquired, for the Aero and Quickie acquisitions was approximately $270, subject to certain adjustments. Based on the Company’s preliminary independent valuations for Aero and Quickie, which are subject to further refinement, the Company allocated the total purchase price for these acquisitions, net of cash acquired, to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the respective acquisition dates. Based on these purchase price allocations, the Company allocated approximately $6 of the purchase price to identified tangible net liabilities and approximately $159 of the purchase price to identified intangible assets. The Company recorded the excess of the purchase price over the aggregate fair values of approximately $121 as goodwill.

Additionally, during 2010, the Company completed another tuck-in acquisition. All three tuck-in acquisitions were complementary to the Company’s core businesses and from an accounting standpoint were not significant.

For 2010, cost of sales includes a $27.4 charge for the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory related to these acquisitions.

For 2010, SG&A includes approximately $23 in transaction costs related to these acquisitions.

2009 Activity

During 2009, the Company completed three tuck-in acquisitions that by nature are complementary to the Company’s core businesses and from an accounting standpoint were not significant.

2008 Activity

The Company did not complete any acquisitions in 2008.

4. Inventories

Inventories are stated at the lower-of-cost-or-market with cost being determined principally by the first-in, first-out method (“FIFO”), and are comprised of the following at December 31, 2010 and 2009:

(in millions)	2010	2009
Raw materials and supplies	$231.8	$190.5
Work-in-process	90.8	64.6
Finished goods	972.0	719.0

Total inventories	$1,294.6	$974.1

5. Property, Plant and Equipment

Property, plant and equipment, net, is comprised of the following at December 31, 2010 and 2009:

(in millions)	2010	2009
Land	$49.6	$37.6
Buildings	291.6	226.5
Machinery and equipment	973.9	780.5

	1,315.1	1,044.6
Less: Accumulated depreciation	(656.2)	(538.9)

Total property, plant and equipment, net	$658.9	$505.7

Depreciation of property, plant and equipment for 2010, 2009 and 2008 was $127, $114 and $104, respectively.

6. Goodwill and Intangibles

Goodwill activity for 2010 and 2009 is as follows:

					December 31, 2010
(in millions)	Net Book Value at December 31, 2009	Additions	Impairment Charge	Foreign Exchange and Other Adjustments	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Goodwill
Outdoor Solutions	$660.6	$23.4	$—	$—	$702.5	$(18.5)	$684.0
Consumer Solutions	491.5	—	—	1.1	492.6	—	492.6
Branded Consumables	344.8	226.4	(17.3)	0.4	738.2	(183.9)	554.3
Process Solutions	21.5	—	—	—	21.5	—	21.5

	$1,518.4	$249.8	$(17.3)	$1.5	$1,954.8	$(202.4)	$1,752.4

					December 31, 2009
(in millions)	Net Book Value at December 31, 2008	Additions	Impairment Charge	Foreign Exchange and Other Adjustments	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Goodwill
Outdoor Solutions	$625.6	$11.7	$—	$23.3	$679.1	$(18.5)	$660.6
Consumer Solutions	481.1	6.9	—	3.5	491.5	—	491.5
Branded Consumables	347.8	6.9	(12.8)	2.9	511.4	(166.6)	344.8
Process Solutions	21.6	—	—	(0.1)	21.5	—	21.5

	$1,476.1	$25.5	$(12.8)	$29.6	$1,703.5	$(185.1)	$1,518.4

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

In the fourth quarter of 2008, the Company’s annual impairment test resulted in a non-cash charge of $172 to reflect impairment of goodwill in the Company’s Branded Consumables and Outdoor Solutions segments. In the Branded Consumables segment, the impairment charge was recorded within the Firelog, Lehigh and United States Playing Cards business units. In the Outdoor Solutions segment, the impairment charge was recorded within the Apparel and Footwear reporting unit. The impairment for these reporting units was due to a decrease in the fair value of forecasted cash flows, reflecting the continued deterioration of macroeconomic conditions, which accelerated and became apparent during the fourth quarter of 2008 (hereafter referred to as “continued deterioration of macroeconomic conditions”).

Intangibles activity for 2010 and 2009 is as follows:

(in millions)	Gross Carrying Amount at December 31, 2009	Additions	Impairment Charge	Accumulated Amortization and Foreign Exchange	Net Book Value at December 31, 2010	Amortization Periods (years)
Intangibles
Patents	$7.2	$—	$—	$(1.7)	$5.5	12-30
Non-compete agreements	3.7	—	—	(3.6)	0.1	1-5
Manufacturing process and expertise	30.9	11.2	—	(28.5)	13.6	3-7
Brand names	3.2	15.1	—	(0.9)	17.4	4-10
Customer relationships and distributor channels	151.7	101.9	—	(31.4)	222.2	10-35
Trademarks and tradenames	781.0	146.8	(2.4)	(1.6)	923.8	indefinite

	$977.7	$275.0	$(2.4)	$(67.7)	$1,182.6

(in millions)	Gross Carrying Amount at December 31, 2008	Additions	Impairment Charge	Accumulated Amortization and Foreign Exchange	Net Book Value at December 31, 2009	Amortization Periods (years)
Intangibles
Patents	$5.6	$1.6	$—	$(1.1)	$6.1	12-30
Non-compete agreements	1.7	2.0		(2.7)	1.0	1-5
Manufacturing process and expertise	30.9	—	—	(22.4)	8.5	3-7
Brand names	1.9	1.3	—	(0.8)	2.4	4-10
Customer relationships and distributor channels	143.9	7.8	—	(23.7)	128.0	10-25
Trademarks and tradenames	787.2	3.9	(10.1)	(0.2)	780.8	indefinite

	$971.2	$16.6	$(10.1)	$(50.9)	$926.8

Impairment charges for 2010, 2009 and 2008 were allocated to the Company’s reporting segments as follows:

(in millions)	2010	2009	2008
Impairment of intangibles
Outdoor Solutions	$0.7	$0.8	$11.7
Consumer Solutions	0.7	—	76.3
Branded Consumables	1.0	9.3	22.9

	$2.4	$10.1	$110.9

Impairments—2010

During the second quarter of 2010, the Company recorded a non-cash charge of $1.0 within the Branded Consumables segment to reflect the impairment of certain tradenames within this segment’s Arts and Crafts business. The impairment was due to a decrease in the fair value of forecasted cash flows, reflecting the deterioration of revenues and margins in the business due to a decline in 2010 of forecasted sales to a major customer. The remainder of the impairment charges to tradenames during 2010, are primarily due to a decline in forecasted revenues.

Impairments—2009

In the fourth quarter of 2009, the Company’s impairment test resulted in a non-cash charge of $10.1 to reflect impairment of intangible assets related to certain of the Company’s tradenames. In the Outdoor Solutions segment, the impairment charge recorded relates primarily to certain tradenames within this segment’s snow sports business, primarily a result of the abandonment of a minor tradename. In the Branded Consumables segment, the impairment charge recorded relates to certain tradenames associated with this segment’s Firelog and Safety and Security businesses. The impairment within the Branded Consumables segment was due to a decrease in the fair value of forecasted cash flows, resulting from the deterioration of revenues and margins related to these tradenames.

Impairments—2008

In the fourth quarter of 2008, the Company’s impairment test resulted in a non-cash charge of $111 to reflect impairment of intangible assets related to certain of the Company’s tradenames. In the Outdoor Solutions segment, the impairment charge recorded relates primarily to certain tradenames within this segment’s snow sports and paintball businesses. The impairment within the Outdoor Solutions segment was due to an overall decline in the paintball market, as well as a decrease in the fair value of forecasted cash flows, resulting from the impact that the continued deterioration of macroeconomic conditions has on such cash flows. In the Consumer Solutions segment, the impairment charge recorded relates to certain tradenames within this segment’s small kitchen and household appliance businesses. The impairment within the Consumer Solutions segment is primarily due to: the Company’s decision to strategically realign certain brand names; increased competition in certain markets; and the impact of the continued deterioration of macroeconomic conditions. In the Branded Consumables segment the impairment charge recorded relates to certain tradenames associated with this segment’s Firelog, Lehigh and United States Playing Cards businesses. The impairment within the Branded Consumables segment was due to a decrease in the fair value of forecasted cash flows, resulting from the impact that the continued deterioration of macroeconomic conditions has on such cash flows.

The estimated future amortization expense related to amortizable intangible assets at December 31, 2010 is as follows:

Years Ending December 31,	Amount
(in millions)
2011	$18.6
2012	16.8
2013	15.9
2014	14.7
2015	14.1
Thereafter	178.7

Amortization of intangibles for 2010, 2009 and 2008 was $16.0, $16.7 and $16.0, respectively. At December 31, 2010, approximately $1.9 billion of the goodwill and other intangible assets recorded by the Company is not deductible for income tax purposes.

7. Other Current Liabilities

Other current liabilities are comprised of the following at December 31, 2010 and 2009:

(in millions)	2010	2009
Cooperative advertising, customer rebates and allowances	$88.6	$81.9
Warranty and product liability reserves	111.4	98.6
Accrued environmental and other litigation	20.8	15.1
Deferred consideration for acquisitions	8.1	37.6
Other	232.3	151.4

Total other current liabilities	$461.2	$384.6

8. Warranty Reserve

Warranty reserve activity for 2010 and 2009 is as follows:

(in millions)	2010	2009
Warranty reserve at January 1,	$85.5	$78.2
Acquisitions and other adjustments	5.2	1.6
Provision for warranties issued	124.7	143.9
Warranty claims paid	(129.4)	(138.2)

Warranty reserve at December 31,	$86.0	$85.5

Allocation in the consolidated balance sheets:
Other current liabilities	$75.3	$74.2
Other non-current liabilities	10.7	11.3

	$86.0	$85.5

9. Debt

Debt is comprised of the following at December 31, 2010 and 2009:

(in millions)	2010	2009
Senior Secured Credit Facility Term Loans	$1,059.8	$1,320.7
8% Senior Notes due 2016(1)	293.6	292.7
6 1/8% Senior Notes due 2022(1)	300.0	—
7 1/2% Senior Subordinated Notes due 2017(2)	639.8	650.0
7 1/2% Senior Subordinated Notes due 2020(2)	470.2	—
Securitization Facility due 2013	300.0	250.0
Revolving Credit Facility	—	—
2% Subordinated Note due 2012	98.4	97.2
Non-U.S. borrowings	62.0	42.8
Other	16.8	12.8

Total debt(3)	3,240.6	2,666.2

Less: current portion	(434.6)	(520.3)

Total long-term debt	$2,806.0	$2,145.9

(1)	Collectively, the “Senior Notes.”
(2)	Collectively, the “Senior Subordinated Notes.”
(3)	At December 31, 2010 and 2009, the fair market value of total debt was approximately $3,330 and $2,675, respectively.

Senior Notes and Senior Subordinated Notes

In November 2010, the Company completed a registered public offering for $300 aggregate principal amount of 6 1/8% senior notes due 2022 and received approximately $294 in net proceeds. The net proceeds will be used for general corporate purposes. Beginning in November 2015, the Company may redeem all or part of these 6 1/8% senior notes due 2022 at specified redemption prices ranging from approximately 100% to 103% of the principal amount, plus accrued and unpaid interest to the date of redemption.

In January 2010, the Company completed a registered public offering for $492 aggregate principal amount of 7 1/2% senior subordinated notes due 2020 and received approximately $476 in net proceeds. The offering consisted of two tranches: a U.S. dollar tranche with aggregate principal amount of $275 and a Euro dollar tranche with aggregate principal amount of €150 or approximately $217. The Company used the net proceeds to repay $250 of the senior secured credit facility term loans, with the balance used for general corporate purposes. Beginning in January 2015, the Company may redeem all or part of these 7 1/2% senior subordinated notes due 2020 at specified redemption prices ranging from approximately 100% to 104% of the principal amount, plus accrued and unpaid interest to the date of redemption. These notes are subject to similar restrictive and financial covenants as the Company’s existing senior notes and senior subordinated notes.

In September 2010, the Company designated its Euro-denominated 7 1/2% senior subordinated notes due 2020, with an aggregate principal balance of €150 (the “Hedging Instrument”), as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-denominated subsidiaries. Foreign currency gains and losses on the Hedging Instrument are recorded as an adjustment to AOCI. See Note 10 for disclosures regarding the Company’s derivative financial instruments.

In April 2009, the Company completed a registered public offering for $300 aggregate principal amount of 8% senior notes due 2016 and received approximately $283 in net proceeds. These net proceeds were used to prepay approximately $283 of the outstanding principal on the Company’s term loans under its senior secured credit facility (the “Facility”). Beginning in May 2013, the Company may redeem all or part of these senior notes due 2016 at specified redemption prices ranging from approximately 100% to 104% of the principal amount, plus accrued and unpaid interest to the date of redemption.

The subordinated note due 2012 (the “Note”) bears annual interest at 2.0% and is payable monthly. The Note is not prepayable at the Company’s option. The holder of the Note has the option to require redemption of the Note if the closing price of Jarden’s common stock exceeds $45.32 (subject to adjustment as provided therein) per share for a period of three consecutive trading days.

Senior Secured Credit Facility

At December 31, 2010, the Facility consists of term loans, with payments due through 2015 that bear interest based on three-month LIBOR plus an applicable margin and a revolving credit facility which matures in 2015 and bears interest at LIBOR or Prime Rate, plus an applicable margin. At December 31, 2010, the annual commitment fee on unused balances was 0.375%. The weighted average interest rate on the Facility was approximately 3.4% at December 31, 2010.

In August 2010, the Company entered into an amendment to the Facility that, in part, extended the maturity date of approximately $364 principal amount of existing term loans from January 2012 to January 2015 through the creation of a new Term B5 tranche of the Facility and increased the gross availability of the existing revolving credit facility from $100 to $150; and extended the maturity date of the revolving credit facility until January 2015. The Term B5 loans bear interest of LIBOR plus 3.25%.

Securitization Facility

The Company maintains a receivables purchase agreement (the “Securitization Facility”) that bears interest at a margin over the commercial paper rate. Under the Securitization Facility, substantially all of the Company’s

Outdoor Solutions, Consumer Solutions and Branded Consumables domestic accounts receivable are sold to a special purpose entity, Jarden Receivables, LLC (“JRLLC”), which is a wholly-owned consolidated subsidiary of the Company. JRLLC funds these purchases with borrowings under a loan agreement, secured by the accounts receivable. There is no recourse to the Company for the unpaid portion of any loans under this loan agreement. To the extent there is availability, the Securitization Facility will be drawn upon and repaid as needed to fund general corporate purposes. At December 31, 2010, the Securitization Facility had outstanding borrowings totaling $300. In July 2010, the Company entered into an amendment to the Securitization Facility that increased maximum borrowings from $250 to $300 and extended the term for three years until July 2013. Following the renewal, the borrowing rate margin is 2.0% and the unused line fee is 0.95% per annum.

Non-U.S. Borrowings

As of December 31, 2010 and 2009, non-U.S. borrowings consisted of the foreign senior debt (the “Foreign Debt”) of $26.5 and $25.5, respectively; and amounts borrowed under various foreign credit lines and facilities totaling $35.5 and $17.3, respectively. Certain of these foreign credit lines are secured by certain non-U.S. subsidiaries’ inventory and/or accounts receivable.

Debt Covenants

The Senior Notes and Senior Subordinated Notes are subject to a number of restrictive covenants that, in part, limit the ability of the Company and certain of its subsidiaries, subject to certain exceptions and qualifications, to incur additional indebtedness, to incur liens, engage in mergers and consolidations, enter into transactions with affiliates, make certain investments, transfer or sell assets, pay dividends or distributions on or repurchase the Company’s common stock, prepay debt subordinate to the Senior Notes or dispose of assets.

The Facility and the Foreign Debt contain certain restrictions, subject to certain exceptions and qualifications, on the conduct of the Company and certain subsidiaries business, including, among other restrictions: incurring debt; disposing of certain assets; making investments; exceeding certain agreed upon capital expenditures; creating or suffering liens; completing certain mergers, consolidations and sales of assets and with permitted exceptions; acquisitions; declaring dividends; redeeming or prepaying other debt; and certain transactions with affiliates. The Facility and the Foreign Debt also include financial covenants that require the Company to maintain certain leverage and interest coverage ratios.

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

The Company’s obligations under the Facility, the Senior Subordinated Notes and the Senior Notes are guaranteed, on a joint and several basis, by certain of its domestic subsidiaries, all of which are directly or indirectly 100% owned by the Company (see Note 19). The obligations under the Foreign Debt are generally guaranteed by the Company and certain of its foreign subsidiaries which are directly or indirectly 100% owned by the Company.

The Company’s debt maturities for the five years following December 31, 2010 and thereafter are as follows:

Years Ending December 31,	Amount
(in millions)
2011	$434.6
2012	157.5
2013	14.0
2014	697.3
2015	232.4
Thereafter	1,742.4

Total principal payments	3,278.2
Net discount and other	(37.6)

Total	$3,240.6

At December 31, 2010 and 2009, unamortized deferred debt issue costs were $47.6 and $33.8, respectively. These costs are included in “Other assets” on the consolidated balance sheets and are being amortized over the respective terms of the underlying debt.

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

Fair Values Hedges

At December 31, 2010, the Company has $350 notional amount outstanding in swap agreements that exchange a fixed rate of interest for variable rate of interest (LIBOR) plus an average spread of approximately 480 basis points. These floating rate swaps, which were entered into during the fourth quarter of 2010, are designated as fair value hedges against $350 of principal on the 7 1/2% senior subordinated notes due 2017 for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

During 2010, the Company terminated $625 notional amount outstanding in swap agreements that exchange a fixed rate of interest for a variable rate of interest and received $3.1 in net proceeds. These floating rate swaps were not designated as effective hedges for accounting purposes and the fair market value gains or losses are included in the results of operations.

Cash Flow Hedges

During 2010, the Company entered into a $200 notional amount forward-starting interest rate swap, which became effective commencing December 31, 2010, that exchanges a variable rate of interest (LIBOR) for a fixed rate of interest of approximately 1.4% over the term of the agreement, which matures on December 31, 2013. Additionally, during 2010, the Company entered into a $200 notional amount forward-starting interest rate swap, that becomes effective commencing December 30, 2011, that will exchange a variable rate of interest (LIBOR) for an average fixed rate of interest of approximately 1.8% over the term of the agreement, which matures on December 31, 2013.

At December 31, 2010, the Company had $650 notional amount outstanding in swap agreements (including the $200 notional amount forward-starting swap that becomes effective commencing December 30, 2011) that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through December 2013. At December 31, 2010, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swap, was approximately 1.7%. The after-tax fair value gains or losses on the effective portion of these swaps are included as a component of AOCI.

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain U.S. dollar-based debt of foreign subsidiaries. At December 31, 2010, the Company had a $22.4 notional amount cross-currency swap that exchanges Canadian dollars for U.S. dollars. This swap exchanges the variable interest rate bases of the U.S. dollar balance (3-month U.S. LIBOR plus a spread of 175 basis points) and the equivalent Canadian dollar balance (3-month CAD BA plus a spread of 192 basis points). This swap is designated as fair value hedge on a U.S. dollar-based term loan of a Canadian subsidiary. Changes in the fair market value of this cross-currency swap are recorded as an offset to the corresponding long-term debt.

Foreign Currency Contracts

The Company uses foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through September 2012. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At December 31, 2010, the Company had approximately $559 notional amount of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases and sales. For 2010, 2009 and 2008, deferred net (losses)/gains of ($10.2), $20.1 and ($7.1) respectively, were reclassified from AOCI and recognized in earnings. At December 31, 2010, the deferred net losses of $13.3 within AOCI are primarily expected to be reclassified to earnings for the year ending December 31, 2011.

At December 31, 2010, the Company had outstanding approximately $76 notional amount of foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through March 2012. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

In January 2010, the Company entered into foreign currency contracts to purchase €125 as a hedge against the Euro purchase price of the Acquisition (see Note 3). These foreign currency contracts, which matured on April 1, 2010, were not designated as effective hedges for accounting purposes and an $8.5 fair market value loss was recognized and included in the results of operations.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the impact that the rising price of these commodities has on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with maximum cost certainty, and in certain instances allow the Company to benefit should the cost of the commodity fall below certain dollar levels. At December 31, 2010, the Company had outstanding $6.6 notional amount of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through June 2011. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

The following table presents the fair value of derivative financial instruments as of December 31, 2010 and December 31, 2009:

	2010		2009		Weighted Average Remaining Term (years)
	Fair Value of Derivatives		Fair Value of Derivatives
(in millions)	Asset(a)	Liability(a)	Asset(a)	Liability(a)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$—	$5.3	$—	$15.2	2.2
Foreign currency contracts	4.5	18.9	3.7	10.4	0.6
Fair value hedges:
Interest rate swaps	—	10.2	—	—	6.3
Cross-currency swaps	—	4.1	—	2.8	1.1

Subtotal	4.5	38.5	3.7	28.4

Derivatives not designated as effective hedges:
Interest rate swaps – cash flow hedges	—	—	—	0.9	—
Interest rate swaps – fair value hedges	—	—	—	15.5	—
Foreign currency contracts	1.3	2.6	0.8	1.0	0.3
Commodity contracts	0.9	—	1.3	—	0.2

Subtotal	2.2	2.6	2.1	17.4

Total	$6.7	$41.1	$5.8	$45.8

(a) Consolidated balance sheet location:

Asset:	Other non-current assets
Liability:	Other non-current liabilities

The following table presents gain and loss activity (on a pretax basis) for 2010 and 2009 related to derivative financial instruments designated as effective hedges:

	2010			2009
	Gain/(Loss)			Gain/(Loss)
(in millions)	Recognized in OCI(a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income(b)	Recognized in OCI(a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income(b)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$9.9	$1.9	$—	$14.1	$4.8	$—
Foreign currency contracts	(14.4)	(10.2)	(2.7)	(10.1)	20.1	(7.6)

Total	$(4.5)	$(8.3)	$(2.7)	$4.0	$24.9	$(7.6)

Location of gain/(loss) in the consolidated results of operations:
Net sales		$(0.7)	$—		$0.2	$—
Cost of sales		(9.5)	—		19.9	—
SG&A		—	(2.7)		—	(7.6)
Interest expense		1.9	—		4.8	—

Total		$(8.3)	$(2.7)		$24.9	$(7.6)

(a)	Represents effective portion recognized in Other Comprehensive Income (“OCI”).
(b)	Represents portion excluded from effectiveness testing.

The following table presents gain and loss activity (on a pretax basis) for 2010 and 2009 related to derivative financial instruments not designated as effective hedges:

	Gain/(Loss) Recognized in Income(a)
(in millions)	2010	2009
Derivatives not designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$0.9	$1.2
Foreign currency contracts	(10.5)	0.1
Commodity contracts	1.6	7.6

Subtotal	(8.0)	8.9

Fair value hedges:
Interest rate swaps	18.6	(10.5)

Total	$10.6	$(1.6)

(a)	Classified in SG&A

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

Operating lease commitments at December 31, 2010 are as follows:

Years Ending December 31,	Amount
(in millions)
2011	$65.3
2012	57.0
2013	48.5
2014	41.2
2015	36.2
Thereafter	87.2

Total	$335.4

The fixed operating lease commitments detailed above assume that the Company continues the leases through their initial lease terms. Rent expense, including equipment rentals, was $96.0, $88.0 and $82.9 for 2010, 2009 and 2008, respectively.

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

Due to the uncertainty described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of December 31, 2010.

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

12. Taxes on Income

The components of the provision for income taxes attributable to continuing operations for 2010, 2009 and 2008 were as follows:

(in millions)	2010	2009	2008
Current income tax expense:
U.S. federal	$2.9	$(7.9)	$0.5
Foreign	71.8	55.4	62.1
State and local	2.9	2.0	0.2

Total	77.6	49.5	62.8

Deferred income tax expense (benefit):
U.S. federal	57.3	54.1	(19.9)
State, local and other, net of federal tax benefit	2.5	8.3	(3.9)
Foreign	(14.6)	(1.2)	(12.7)

Total	45.2	61.2	(36.5)

Total income tax provision	$122.8	$110.7	$26.3

The difference between the federal statutory income tax rate and the Company’s reported income tax rate as a percentage of income (loss) from operations is reconciled as follows:

	2010	2009	2008
Federal statutory tax rate	35.0%	35.0%	(35.0)%
Increase (decrease) in rates resulting from:
State and local taxes, net	1.8	0.4	(24.3)
Foreign rate differences	(3.8)	(2.3)	(26.0)
Non-deductible compensation	3.5	3.3	12.3
Foreign earnings not permanently reinvested	6.8	10.7	43.2
Tax settlements and related adjustments	—	(3.6)	1.0
Goodwill impairment	—	—	102.7
Valuation allowance	(0.3)	1.4	7.7
Venezuela devaluation and inflationary adjustments and tax exempt income	5.9	(5.4)	(4.1)
Foreign dividends	0.9	7.7	—
Non-deductible transaction costs	3.1	—	—
Other	0.6	(1.0)	3.2

Reported income tax rate	53.5%	46.2%	80.7%

Foreign pre-tax income was approximately $115, $218, and $165 for 2010, 2009 and 2008, respectively.

Deferred tax assets (liabilities) at December 31, 2010 and 2009 are comprised of the following:

(in millions)	2010	2009
Intangibles	$(375.6)	$(298.8)
Goodwill	(92.6)	(78.2)
Financial reporting amount of a subsidiary in excess of tax basis	(71.6)	(72.5)
Foreign earnings not permanently reinvested	(38.1)	(40.5)
Property and equipment	(14.8)	(5.9)
Other	(6.6)	(22.7)

Gross deferred tax liabilities	(599.3)	(518.6)

Net operating loss	73.2	122.3
Accounts receivable allowances	14.7	13.8
Inventory valuation	51.8	40.4
Pension and postretirement	43.0	37.9
Stock-based compensation	10.1	16.9
Other compensation and benefits	19.7	13.6
Operating reserves	57.9	74.4
Other	72.2	83.7

Gross deferred tax assets	342.6	403.0

Valuation allowance	(35.3)	(32.1)

Net deferred tax liability	$(292.0)	(147.7)

The Company continually reviews the adequacy of the valuation allowance. A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that a deferred tax asset will not be realized. This assessment is based on an evaluation of the level of historical taxable income and projections for future taxable income. During 2010, the Company’s valuation allowance was increased by $3.2 principally due to the inability to benefit from certain foreign losses attributable to the Company’s 2010 acquisitions.

At December 31, 2010, the Company had net operating losses (“NOLs”) of approximately $1 billion for domestic tax purposes. Of this amount, approximately $1 billion were acquired through acquisitions, of which approximately $849 are not reflected in the consolidated financial statements. Additionally, approximately $843 of these domestic NOLs are subject to varying limitations on their use under Section 382 of the Internal Revenue Code of 1986, as amended.

The Company has also accumulated or acquired through acquisitions approximately $134 of foreign NOLs. Of the total foreign NOLs, $0.3 will expire in 2011. Approximately $24 of the foreign NOLs will expire in years subsequent to 2011, and approximately $109 have an unlimited life.

The Company and/or its subsidiaries are subject to federal, state and foreign income tax audits. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations.

Generally, the Company intends to indefinitely reinvest undistributed earnings of certain of its foreign subsidiaries outside the United States. As a result the Company has not provided for U.S. income taxes on undistributed foreign earnings of approximately $788 at December 31, 2010. The Company intends to permanently reinvest these earnings in the future growth of its foreign businesses. Determination of the amount of unrecognized deferred U.S. income liability is not practicable because of the complexities associated with its hypothetical calculation. In 2010, the Company recorded a deferred tax benefit of $2.4 related to profits that were deemed not to be permanently reinvested outside of the United States. In 2009 and 2008, the Company recorded a deferred tax charge $23.7 and $7.9, respectively, related to profits that were deemed not to be permanently reinvested outside of the United States.

The following table sets forth the details and the activity related to unrecognized tax benefit as of and for the years ended December 31, 2010 and 2009:

(in millions)	2010	2009
Unrecognized tax benefits, January 1,	$51.5	$73.0
Increases (decreases):
Acquisitions	1.8	—
Tax positions taken during the current period	3.3	2.0
Tax positions taken during a prior period	(1.3)	(19.1)
Settlements with taxing authorities	(1.9)	(2.4)
Other	2.3	(2.0)

Unrecognized tax benefits, December 31,	$55.7	$51.5

During 2010 and 2009, the change in the unrecognized tax benefits primarily relates to the expiration of certain statutes of limitations, the redetermination of required reserves, and tax settlements made during the year. In 2010 and 2009, the decrease in unrecognized tax benefits due to expiring statutes was $0.6 and $7.1, respectively. Also during 2010 and 2009, the Company paid $1.9 and $2.4, respectively, to settle certain tax audits for foreign subsidiaries in their local jurisdictions. At December 31, 2010, the amount of gross unrecognized tax benefits that, if recognized, would affect the reported tax rate is $54.3. The Company has indemnification for $1.4 of the gross unrecognized tax benefit from the sellers of acquired companies.

The Company conducts business globally and, as a result, the Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state, local, and foreign jurisdictions. In the normal course of business, the Company or its subsidiaries are subject to examination by tax authorities throughout the world, including such major jurisdictions as Canada, France, Germany, Hong Kong, Japan, Mexico, Venezuela, the United Kingdom and the United States. As of December 31, 2010, the Company remains subject to examination by federal tax authorities for certain tax years and is currently under examination for the income tax filings in various state and foreign jurisdictions. At December 31, 2010, the Company believes it has no material tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits may significantly change within twelve months.

The Company classifies all interest expense and penalties on uncertain tax positions as income tax expense, which is consistent with the classification in prior years. As of December 31, 2010 and 2009, the liability for tax-related interest expense was $4.1 and $2.8, respectively. Additionally, the 2010 and 2009 provision for income taxes includes tax-related interest expense of $1.1 and 1.0, respectively.

13. Stockholders’ Equity and Share-Based Awards

The Company maintains the 2009 Stock Incentive Plan and the Amended and Restated 2003 Stock Incentive Plan, as amended, which allows for grants of stock options, restricted stock and short-term cash awards. There were approximately 3.7 million share-based awards collectively available for grant under these stock plans at December 31, 2010.

Stock Options

A summary of the Company’s stock option activity in 2010, 2009 and 2008 is as follows:

	2010		2009		2008
(shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	3,133.8	$19.45	3,765.0	$17.09	3,431.2	$16.88
Granted	40.0	33.51	549.8	20.27	871.5	20.88
Exercised	(544.6)	15.55	(951.9)	9.31	(186.8)	11.29
Cancelled	(99.9)	24.12	(229.1)	24.79	(350.9)	27.5

Options outstanding, end of year	2,529.3	$20.33	3,133.8	$19.45	3,765.0	$17.09

Options exercisable, end of year	1,924.3	$20.00	2,088.0	$18.90	2,774.8	$15.31

Other stock option data:
Weighted average per share grant date fair value of grants during the year		$16.89		$9.91		$7.44

Significant option grants outstanding at December 31, 2010 and related weighted average price and remaining life information is as follows:

	Options outstanding			Options exercisable
Exercise Price	Number Outstanding (in thousands)	Weighted average exercise price	Weighted average remaining life (years)	Number Exercisable (in thousands)	Weighted average exercise price
$ 2.43 – $ 8.60	392.8	$8.46	2.5	392.8	$8.46
$10.65 – $13.14	311.2	12.42	3.6	305.2	12.46
$18.89 – $21.40	1,108.8	20.66	5.9	552.0	20.74
$21.90 – $29.46	520.7	28.19	2.8	518.5	28.20
$33.07 – $37.99	195.8	33.89	3.4	155.8	33.99

	2,529.3	$20.33	4.3	1,924.3	$20.00

Other stock option data (in millions):
Total intrinsic value of in-the-money options		$27.3			$21.4

The Company does not use cash to settle any of its options or restricted share awards and when available issues shares from its treasury stock instead of issuing new shares. The total intrinsic value of options exercised for 2010, 2009 and 2008, based upon the market price upon exercise, was approximately $9.4, $18.6, and $2.1, respectively. The common stock options granted during 2010, 2009 and 2008, vest ratably over the explicit service period and generally have a contractual term of 7 years.

The weighted average assumptions used to determine the fair value of options granted in 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Expected volatility	60.7%	58.3%	37.7%
Risk-free interest rates	2.3%	2.3%	3.2%
Expected life (in years)	4.5	4.5	4.5

Restricted Shares of Common Stock

The Company issues restricted share awards whose restrictions lapse upon either the passage of time (service vesting), achieving performance targets, attaining Company common stock price thresholds, or some combination of these restrictions. The contractual life is generally 7 years for those restricted shares with performance targets, common stock price thresholds, or some combination thereof. For those restricted share awards with common stock price thresholds, the fair values were determined using a Monte Carlo simulation embedded in a lattice model. The fair value for all other restricted share awards were based on the closing price of the Company’s common stock on the dates of grant.

A summary of the Company’s restricted share activity for 2010, 2009 and 2008 is as follows:

	Shares (in thousands)	Weighted Average Fair Value	Total Value (in millions)
Outstanding as of December 31, 2007	2,048.7	$33.98	$69.6
Granted	277.4	19.51	5.4
Released/Vested	(581.4)	30.18	(17.5)
Cancelled	(286.0)	31.13	(8.9)

Outstanding as of December 31, 2008	1,458.7	33.30	48.6
Granted	1,654.3	21.83	36.1
Released/Vested	(1,219.9)	24.63	(30.0)
Cancelled	(129.5)	31.13	(4.0)

Outstanding as of December 31, 2009	1,763.6	28.70	50.7
Granted	2,387.3	30.95	73.9
Released/Vested	(643.1)	30.33	(19.5)
Cancelled	(85.2)	27.78	(2.4)

Outstanding as of December 31, 2010	3,422.6	$29.99	$102.7

For those restricted awards with common stock price thresholds, the weighted average grant date fair values of these awards were $30.72, $10.99 and $17.30 for 2010, 2009 and 2008, respectively, based on the following assumptions:

	2010	2009	2008
Expected volatility	49.4%	50.4%	37.0%
Risk-free interest rates	2.6%	1.4%	3.3%
Derived service periods (in years)	0.1	0.2	2.4

For all other restricted share awards, the weighted average grant date fair values $31.00, $24.08 and $19.6 for the years ended December 31, 2010, 2009 and 2008, respectively.

In 2010, the Company granted a total of approximately 2.4 million restricted share awards. As part of these awards, in January 2010, the Board authorized an annual grant of approximately 0.4 million restricted share awards to certain executive officers. These awards had an aggregate grant date fair value of $11.2 and vested during the first three months of 2010 when the Company’s weighted average share price exceeded certain thresholds. Additionally, in January 2010, the Board authorized a one-time grant of approximately 1.4 million restricted share awards to certain executive officers. These awards, which had an aggregate grant date fair value of $44.8, have a 5 year legal life and their restrictions lapse if and when the Company achieves certain performance targets. The Company is currently not recognizing compensation expense on these awards as the achievement of the performance targets is improbable. In 2010, the Company also granted approximately 0.6 million restricted share awards with an aggregate grant date fair value of $17.9 that cliff vest upon the achievement of certain performance targets and an explicit service requirement.

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

As of December 31, 2010, there was $11.7 of unrecognized compensation cost related to non-vested share-based awards. Those costs are expected to be recognized through 2013 over a weighted-average period of approximately 9 months.

Stockholders’ Equity

In March 2010, the Board authorized a $50 increase in the Company’s existing stock repurchase program to allow the Company to repurchase an aggregate of up to $150 of its common stock. Under this stock repurchase program, the Company repurchased approximately 1.4 million and 1.5 million shares of its common stock in 2010 and 2008, respectively, at an average price of $29.62 and $15.12 per share, respectively. There were no shares repurchased in 2009.

In September 2009, the Company announced that the Board had decided to initiate a quarterly cash dividend. In December 2010, the Board declared a quarterly cash dividend of $0.0825 per share of the Company’s common stock, or $7.3, paid on January 31, 2011 to stockholders of record as of the close of business on January 3, 2011. Cash dividends paid to stockholders in 2010 and 2009 was $28.7 and $6.6, respectively. The actual declaration of any future cash dividends, and the establishment of record and payment dates, will be subject to final determination by the Board each quarter after its review of the Company’s financial performance.

In April 2009, the Company completed an equity offering of 12.0 million newly-issued shares of common stock at $17.50 per share. The net proceeds to the Company were approximately $203.

At December 31, 2010, the Company had a common stock warrant (the “Warrant”) outstanding that grants the holder the right to purchase approximately 2.2 million shares of Jarden common stock at an initial exercise price of $45.32 per share (subject to adjustment as provided therein). The Warrant must be exercised in full and expires on March 31, 2012. The Company has the option to require the holder to exercise the Warrant if the closing price of Jarden’s common stock exceeds $50.99 per share (subject to equitable adjustment for certain transactions) for a period of three consecutive trading days. If the holder of the Note, (see Note 9) causes Jarden to redeem the Note, then the threshold price for the right of mandatory exercise of the Warrant will be reduced from the aforementioned $50.99 per share to $45.32 per share.

14. Earnings Per Share Calculation

A computation of the weighted average shares outstanding for 2010, 2009 and 2008 is as follows:

(in millions)	2010	2009	2008
Weighted average shares outstanding:
Basic	89.0	84.1	75.2
Dilutive share-based awards(1)	0.8	0.7	—

Diluted	89.8	84.8	75.2

(1)	For 2008, excludes 1.1 million potentially dilutive share-based awards as their effect would be anti-dilutive.

Stock options and warrants to purchase approximately 2.4 million, 2.9 million and 3.1 million shares of the Company’s common stock at December 31, 2010, 2009 and 2008 had exercise prices that exceeded the average market price of the Company’s common stock for the three months ended December 31, 2010, 2009 and 2008, respectively. As such, these share-based awards did not affect the computation of diluted earnings per share.

15. Employee Benefit Plans

The Company maintains defined benefit pension plans for certain of its employees and provides certain postretirement medical and life insurance benefits for a portion of its employees. At December 31, 2010, substantially all the domestic pension and postretirement plans are frozen to new entrants and to future benefit accruals. Benefit obligations are calculated using generally accepted actuarial methods. Actuarial gains and losses are amortized using the corridor method over the average remaining service life of its active employees. The pension and postretirement benefit obligations are measured as of December 31 for 2010 and 2009.

Net Periodic Expense

The components of net periodic pension and postretirement benefit expense for 2010, 2009 and 2008 are as follows:

	Pension Benefits
	2010			2009			2008
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$0.2	$1.6	$1.8	$0.2	$0.9	$1.1	$0.2	$1.0	$1.2
Interest cost	17.6	2.5	20.1	18.4	1.8	20.2	18.3	1.9	20.2
Expected return on plan assets	(13.6)	(1.2)	(14.8)	(12.5)	(0.9)	(13.4)	(18.5)	(1.2)	(19.7)
Amortization:
Prior service cost	—	—	—	—	—	—	—	—	—
Net actuarial loss	3.3	—	3.3	4.8	—	4.8	—	—	—

Net periodic cost	7.5	2.9	10.4	10.9	1.8	12.7	—	1.7	1.7
Curtailments and settlements	1.9	(0.1)	1.8	0.5	0.1	0.6	0.3	(0.1)	0.2

Total expense	$9.4	$2.8	$12.2	$11.4	$1.9	$13.3	$0.3	$1.6	$1.9

Assumptions
Weighted average assumption used to calculate net periodic cost:
Discount rate	5.79%	5.12%	5.69%	6.19%	5.57%	6.13%	6.21%	5.37%	6.12%
Expected return on plan assets	8.21%	5.16%	7.87%	8.18%	5.19%	7.94%	8.14%	5.72%	7.94%
Rate of compensation increase	—	2.98%	2.98%	—	2.95%	2.95%	—	4.07%	4.07%

	Postretirement Benefits
(in millions)	2010	2009	2008
Service cost	$0.3	$0.1	$0.2
Interest cost	0.7	0.5	1.1
Amortization:
Prior service benefit	(0.8)	(0.8)	(0.8)
Net actuarial gain	—	(0.1)	(0.5)

Net periodic cost (credit)	0.2	(0.3)	—
Curtailments and settlements	—	—	(16.2)

Total expense (credit)	$0.2	$(0.3)	$(16.2)

Assumptions
Weighted average assumption used to calculate net periodic cost:
Discount rate	5.96%	6.25%	6.25%
Rate of compensation increase	—%	—%	3.0%

The amount of AOCI expected to be recognized in net periodic benefit cost for the year ending December 31, 2011 is as follows:

	Pension Benefits
(in millions)	Domestic	Foreign	Total	Postretirement
Prior service cost	$—	$—	$—	$0.8
Net actuarial loss (gain)	(4.0)	—	(4.0)	0.1

	$(4.0)	$—	$(4.0)	$0.9

Funded Status

The following provides a reconciliation of the benefit obligation, plan assets and the funded status of the pension and postretirement plans as of December 31, 2010 and 2009:

	Pension Benefits						Postretirement Benefits
	2010			2009			2010	2009
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Change in benefit obligation:
Benefit obligation at beginning of year	$316.4	$35.1	$351.5	$308.1	$32.2	$340.3	$8.2	$8.4
Acquisitions	—	21.9	21.9	—	—	—	6.2	—
Service cost	0.2	1.6	1.8	0.2	0.9	1.1	0.3	0.1
Interest cost	17.6	2.5	20.1	18.4	1.8	20.2	0.7	0.5
Curtailments and settlements	(15.9)	(0.4)	(16.3)	(1.2)	(0.2)	(1.4)	—	—
Amendments	—	0.3	0.3	—	—	—	—	—
Actuarial loss (gain)	18.0	0.7	18.7	12.7	0.4	13.1	0.6	—
Participant contributions	—	—	—	—	—	—	0.5	0.5
Benefits paid	(23.2)	(3.0)	(26.2)	(21.8)	(1.8)	(23.6)	(1.2)	(1.3)
Foreign currency translation and other	—	(0.4)	(0.4)	—	1.8	1.8	—	—

Benefit obligation at end of year(1)	313.1	58.3	371.4	316.4	35.1	351.5	15.3	8.2

Change in plan assets:
Fair value of plan assets at beginning of year	$204.3	$20.2	$224.5	$186.4	$17.2	$203.6	$—	$—
Acquisitions	—	7.6	7.6	—	—	—	—	—
Actual return on plan assets	16.4	1.8	18.2	33.4	1.7	35.1	—	—
Company contributions	40.0	3.3	43.3	7.5	1.7	9.2	0.7	0.8
Settlements	(15.9)	(0.2)	(16.1)	(1.2)	(0.2)	(1.4)	—	—
Participant contributions	—	—	—	—	—	—	0.5	0.5
Benefits paid	(23.2)	(3.0)	(26.2)	(21.8)	(1.8)	(23.6)	(1.2)	(1.3)
Foreign currency translation and other	—	(0.4)	(0.4)	—	1.6	1.6	—	—

Fair value of plan assets at end of year	221.6	29.3	250.9	204.3	20.2	224.5	—	—

Net (liability) recognized in the consolidated balance sheet	$(91.5)	$(29.0)	$(120.5)	$(112.1)	$(14.9)	$(127.0)	$(15.3)	$(8.2)

Assumptions
Weighted average assumption used to calculate benefit obligation:
Discount rate	5.25%	4.78%	5.18%	5.79%	5.20%	5.73%	5.50%	5.85%
Rate of compensation increase	—%	2.98%	2.98%	—%	3.32%	3.32%	—	—%
Healthcare cost trend rate:
Current:
Pre-Age 65	—	—	—	—	—	—	7.50%	7.00%
Post-Age 65	—	—	—	—	—	—	7.50%	7.40%
Ultimate	—	—	—	—	—	—	4.50%	4.50%

(1)	The accumulated benefit obligation for all defined benefit pension plans was $367 and $349 at December 31, 2010 and 2009, respectively.

Amounts recognized in the Company’s consolidated balance sheets at December 31, 2010 and 2009 consist of:

	Pension Benefits		Postretirement Benefits
(in millions)	2010	2009	2010	2009
Other assets	$1.5	$1.2	$—	$—
Accrued benefit cost	(122.0)	(128.2)	(15.3)	(8.2)

Net amount recognized	$(120.5)	$(127.0)	$(15.3)	$(8.2)

Summary of under-funded or non-funded pension benefit plans with projected benefit obligation in excess of plan assets at December 31, 2010 and 2009:

	Pension Benefits
(in millions)	2010	2009
Projected benefit obligation	$350.8	$342.3
Fair value of plan assets	228.8	214.1

Summary of pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2010 and 2009:

	Pension Benefits
(in millions)	2010	2009
Accumulated benefit obligation	$343.8	$340.4
Fair value of plan assets	224.6	214.1

The Company employs a total return investment approach for its pension plans whereby a mix of equities and fixed income investments are used to maximize the long-term return of pension plan assets. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and the Company’s financial condition. The domestic investment portfolios contain a diversified blend of equity and fixed-income investments. The domestic equity investments are diversified across geography and market capitalization through investments in U.S. large-capitalization stocks, U.S. small-capitalization stocks and international securities. The domestic fixed income investments are primarily comprised of investment-grade and high-yield securities through investments in corporate and government bonds, government agencies and asset backed securities. The Level 1 and Level 2 investments are primarily based upon quoted market prices and the classification between Level 1 and Level 2 are based upon the valuation frequency of the investments. The domestic Level 3 investments are primarily comprised of hedge fund of funds whose assets are primarily valued based upon the net asset value per share and an insurance contract valued at contract value. The Company maintains numerous foreign defined benefit pension plans. The asset allocations for the foreign investment may vary by plan and jurisdiction and are primarily based upon the plan structure and plan participant profile. The foreign Level 3 investments are primarily comprised of insurance contracts valued at contract value. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the Company’s defined benefit pension plan’s investments. The Company’s target asset allocation for 2010 and 2009 is as follows: equities—45%-60%; bonds—25%-40%; and cash alternatives investments and other—0%-30%. Actual asset allocations may vary from the targeted allocations for various reasons, including market conditions and the timing of transactions.

The composition of domestic pension plan assets at December 31, 2010 and 2009 is as follows:

	Fair Value Measurements of Plan Assets – Domestic Plans
(in millions)	December 31, 2010
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities and funds:
Domestic	$46.0	$—	$—	$46.0
International	16.7	17.3	—	34.0
Fixed income securities and funds:
Investment-grade	35.9	6.5	—	42.4
High-yield	0.2	11.7	—	11.9
Alternative Investments	21.0	34.6	13.6	69.2
Cash and other	16.7	—	1.4	18.1

Total	$136.5	$70.1	$15.0	$221.6

	Fair Value Measurements of Plan Assets – Domestic Plans
(in millions)	December 31, 2009
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities and funds:
Domestic	$34.0	$—	$—	$34.0
International	15.3	11.3	—	26.6
Fixed income securities and funds:
Investment-grade	40.5	25.9	—	66.4
High-yield	—	7.7	—	7.7
Alternative Investments	—	27.4	6.5	33.9
Cash and other	34.4	—	1.3	35.7

Total	$124.2	$72.3	$7.8	$204.3

The composition of foreign pension plan assets at December 31, 2010 and 2009 is as follows:

	Fair Value Measurements of Plan Assets – Foreign Plans
(in millions)	December 31, 2010
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities and funds	$5.6	$—	$—	$5.6
Fixed income securities and funds	7.6	—	—	7.6
Cash and other	0.8	—	15.3	16.1

Total	$14.0	$—	$15.3	$29.3

	Fair Value Measurements of Plan Assets – Foreign Plans
(in millions)	December 31, 2009
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities and funds	$5.1	$—	$—	$5.1
Fixed income securities and funds	6.6	—	7.7	14.3
Cash and other	0.8	—	—	0.8

Total	$12.5	$—	$7.7	$20.2

The activity for Level 3 pension plan assets for 2010 and 2009 is a follows:

	Level 3 Pension Plan Assets
(in millions)	Domestic Plans	Foreign Plans
Balance, December 31, 2008	$9.2	$7.2
Actual return on plan assets:
Relating to assets held at year-end	0.3	0.6
Purchases, sales, settlements and other, net	(1.7)	(0.1)

Balance, December 31, 2009	7.8	7.7
Acquisitions	—	7.6
Actual return on plan assets:
Relating to assets held at year-end	0.2	0.7
Purchases, sales, settlements and other, net	7.0	(0.7)

Balance, December 31, 2010	$15.0	$15.3

Domestic Contributions

In 2011, the Company expects to make cash contributions of approximately $14 and $1 to its domestic pension and postretirement plans, respectively. These contributions are for both funded and unfunded plans and are net of participant contributions.

Foreign Contributions

The Company funds its pension plans in amounts consistent with applicable laws and regulations and expects to make cash contributions of approximately $4 in 2011.

Information about the expected benefit payments for the Company’s pension and postretirement plans are as follows:

Years Ending December 31,	Pension Plans	Postretirement Plans
	(in millions)
2011	$26.3	$1.0
2012	24.9	0.9
2013	24.9	0.8
2014	25.3	0.8
2015	24.6	0.8
Next 5 years	126.6	4.9

Total	$252.6	$9.2

The current healthcare cost trend rate gradually declines through 2022 to the ultimate trend rate and remains level thereafter. A one percentage point change in assumed healthcare cost trend rates would have the following effects:

(in millions)	1% Increase	1% Decrease
Service and interest cost components of postretirement benefit costs	$0.1	$(0.1)
Postretirement benefit obligation	1.5	(1.2)

The Company sponsors a defined contribution savings plan for substantially all of its U.S. employees. Under provisions for this plan, employees may contribute a percentage of eligible compensation on both a before-tax basis and after-tax basis. The Company generally matches a percentage of a participating employee’s before-tax contributions. For 2010, 2009 and 2008 the defined contribution savings plan expense was $5.5, $5.7 and $9.7, respectively.

16. Reorganization and Acquisition-Related Integration Costs

The Company did not incur any reorganization and acquisition-related integration costs (collectively, “reorganization costs”) in 2010. Reorganization costs for 2009 and 2008 are as follows:

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

Capitalized Reorganization Costs

In connection with the acquisition of K2 Inc. (“K2”) in 2007, management approved and initiated plans to restructure the operations of K2. These plans were contemplated at the time of this acquisition and include in part, the elimination of certain duplicative functions and vacating redundant facilities in order to reduce the combined cost structure of the Company. The capitalized costs incurred during 2008, primarily relate to workforce reductions associated with the elimination of duplicative functions and other exit costs resulting from the K2 acquisition. These costs were accrued within the Outdoor Solutions segment.

Outdoor Solutions Segment Reorganization Costs

In 2009, the Company initiated plans to rationalize the overall cost structure of the Outdoor Solutions segment through headcount reductions and facility consolidation. These plans consist of restructuring the Company’s domestic and European paintball operations, realigning distribution and warehouse facilities both domestically and in Europe, rationalizing manufacturing operations in the Far East and integrating various 2009 tuck-in acquisitions. Prior to 2008, the Company initiated a plan to integrate certain acquired businesses. This plan includes in part, facility closings and headcount reductions. Employee termination charges for 2009 and 2008 relate to the implementation of these initiatives.

For 2009, other charges include lease and moving costs ($6.2), contract termination fees ($4.3), professional fees ($4.0) and other costs ($6.3). The impairments charges recorded in 2009 relate to the write-down of certain fixed assets. For 2008, other charges primarily relate to the integration of acquired businesses and include professional fees ($5.7), contract termination fees ($0.6), lease and moving costs ($3.7) and other costs ($7.9).

As of December 31, 2010, $0.5 of severance and other employee related costs and $3.3 of other costs (primarily lease and other contract termination costs) remain accrued for these initiatives.

Consumer Solutions Segment Reorganization Costs

During 2009, the Company initiated plans to rationalize the overall cost structure of the Consumer Solutions segment primarily through headcount reductions. Employee termination charges for 2009 relate to these plans.

As of December 31, 2010, $6.2 of costs, primarily lease obligations, remain accrued for these initiatives.

Branded Consumables Segment Reorganization Costs

Prior to 2008, the Company initiated plans to consolidate certain non-manufacturing processes across this segment’s platform and reorganize this segment to facilitate long-term cost savings and improve management and reporting capabilities. Specific cost savings initiatives include the utilization of certain shared distribution and warehousing services and information systems platforms and outsourcing the manufacturing of certain kitchen products. Employee termination charges in 2008 primarily relate to these plans.

For 2008, other charges primarily consist of facility closing costs ($0.9) and other costs for professional fees and employee relocation, primarily related to the consolidation of certain non-manufacturing processes across the segment platform ($2.4).

Process Solutions Segment Reorganization Costs

Prior to 2008, the Company initiated a plan to consolidate manufacturing facilities related to the plastics business. The plan includes facility closures and headcount reductions. Employee termination and other charges for 2008 primarily relate to this plan.

The impairment charge in 2008 primarily relates to the write down of long-lived assets attributable to a plant closure announced in 2008.

Corporate Reorganization Costs

For 2008, the severance and other employee benefit-related benefits costs ($4.1) and other charges ($3.5), principally professional fees, are primarily due to the integration of certain corporate functions related to an acquired business.

The activity related to accrued reorganization costs as of and for the years ended December 31, 2010 and 2009 is as follows:

(in millions)	Accrual Balance at December 31, 2009	Reorganization Costs, net	Payments	Foreign Currency and Other	Accrual Balance at December 31, 2010
Severance and other employee-related	$10.7	$—	$(9.9)	$(0.3)	$0.5
Other costs(1)	18.7	—	(10.0)	0.8	9.5

Total	$29.4	$—	$(19.9)	$0.5	$10.0

(in millions)	Accrual Balance at December 31, 2008	Reorganization Costs, net	Payments	Foreign Currency and Other	Accrual Balance at December 31, 2009
Severance and other employee-related(2)	$12.3	$26.4	$(27.8)	$(0.2)	$10.7
Other costs	15.8	21.7	(17.1)	(1.7)	18.7

Total	$28.1	$48.1	$(44.9)	$(1.9)	$29.4

Impairment		4.2

		$52.3

(1)	Amounts accrued at December 31, 2010 for other costs (principally lease costs) are expected to be paid through 2015.
(2)	For 2009, the total headcount underlying these costs is approximately 2,700.

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

The Outdoor Solutions segment manufactures or sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas and charcoal grills, lanterns and flashlights, propane fuel, sleeping bags, tents and water recreation products such as inflatable boats, kayaks and tow-behinds. The Outdoor Solutions segment is also a leading provider of fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, softball, football, basketball, field hockey and lacrosse products are sold under brand names such as deBeer®, Gait®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas® Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Helium®, Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as CAPP3L®, Ex Officio®, K2®, Marker®, Marmot®, Planet Earth®, Ride®, Völkl® and Zoot®, and premium air beds under brand names including Aero®, Aerobed® and Aero Sport®.

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

The Branded Consumables segment manufactures or sources, markets and distributes a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples, including arts and crafts paint brushes, brooms, brushes, buckets, children’s card games, clothespins, collectible tins, condoms, cord, rope and twine, dusters, dust pans, feeding bottles, fencing, fire extinguishing products, firelogs and firestarters, home canning jars and accessories, kitchen matches, mops, other craft items, pacifiers, plastic cutlery, playing cards and accessories, rubber gloves and related cleaning products, safes, security cameras, security doors, smoke and carbon monoxide alarms, soothers, sponges, storage organizers and workshop accessories, teats, toothpicks, window guards and other accessories. This segment markets our products under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, Billy Boy®, BRK®, Crawford®, Diamond®, Dicon®, Fiona®, First Alert®, First Essentials®, Forster®, Hoyle®, Java-Log®, KEM®, Kerr®, Lehigh®, Leslie-Locke®, Lillo®, Loew-Cornell®, Mapa®, NUK®, Pine Mountain®, Quickie Green Cleaning®, Quickie Home-Pro®, Quickie Microban®, Quickie Original®, Quickie Professional®, Spontex®, Tigex® and Wellington® brand names, among others.

The Process Solutions segment manufactures, markets and distributes a wide variety of plastic products including closures, contact lens packaging, medical disposables, plastic cutlery and rigid packaging. Many of these products are consumable in nature or represent components of consumer products. Our materials business produces specialty nylon polymers, conductive fibers and monofilament used in various products, including woven mats used by paper producers and weed trimmer cutting line, as well as fiberglass radio antennas for marine, citizen band and military applications. This segment is also the largest North American producer of niche products fabricated from solid zinc strip and is the sole source supplier of copper plated zinc penny blanks to the United States Mint and a major supplier to the Royal Canadian Mint, as well as a supplier of brass, bronze and nickel plated finishes on steel and zinc for coinage to other international markets. In addition, the Company manufactures a line of industrial zinc products marketed globally for use in the architectural, automotive, construction, electrical component and plumbing markets.

Segment information as of and for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$2,518.7	$1,869.6	$1,345.3	$342.7	$(53.6)	$6,022.7	$—	$6,022.7

Segment earnings (loss)	300.9	266.2	195.0	37.1	—	799.2	(89.1)	710.1
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	(2.1)	—	(25.3)	—	—	(27.4)	—	(27.4)
Acquisition-related and other costs(1)	(7.4)	(4.0)	(3.4)	—	—	(14.8)	(27.5)	(42.3)
Venezuela hyperinflationary and devaluation charges (see Note 1)	—	—	—	—	—	—	(70.6)	(70.6)
Impairment of goodwill and intangibles	(0.7)	(0.7)	(18.3)	—	—	(19.7)	—	(19.7)
Depreciation and amortization	(62.1)	(28.1)	(39.0)	(12.1)	—	(141.3)	(1.5)	(142.8)

Operating earnings (loss)	$228.6	$233.4	$109.0	$25.0	$—	$596.0	$(188.7)	$407.3

Other segment data:
Total assets	$2,785.4	$1,818.6	$1,897.1	$200.5	$—	$6,701.6	$391.4	$7,093.0
Capital expenditures	48.0	24.3	30.7	7.5	—	110.5	27.0	137.5

	2009
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$2,311.8	$1,835.9	$792.1	$262.6	$(49.8)	$5,152.6	$—	$5,152.6

Segment earnings (loss)(2)	277.6	280.5	104.0	30.3	—	692.4	(86.7)	605.7
Adjustments to reconcile to reported operating earnings (loss):
Reorganization costs(2)	(48.5)	—	—	—	—	(48.5)	—	(48.5)
Impairment of goodwill and intangibles	(0.8)	—	(22.1)	—		(22.9)	—	(22.9)
Other(3)	—	9.2	—	—	—	9.2	(26.3)	(17.1)
Depreciation and amortization	(66.7)	(29.3)	(21.9)	(11.6)	—	(129.5)	(0.8)	(130.3)

Operating earnings (loss)	$161.6	$260.4	$60.0	$18.7	$—	$500.7	$(113.8)	$386.9

Other segment data:
Total assets	$2,570.1	$1,771.8	$890.2	$190.0	$—	$5,422.1	$601.5	$6,023.6
Capital expenditures	44.0	29.0	27.2	7.0	—	107.2	0.2	107.4

	2008
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$2,481.0	$1,812.9	$804.9	$348.6	$(64.1)	$5,383.3	$—	$5,383.3

Segment earnings (loss)	297.6	253.9	96.4	42.7	—	690.6	(81.2)	609.4
Adjustments to reconcile to reported operating earnings (loss):
Reorganization costs	(32.6)	—	(10.7)	(8.9)	—	(52.2)	(7.6)	(59.8)
Impairment of goodwill and intangibles	(30.2)	(76.3)	(176.7)	—	—	(283.2)	—	(283.2)
Depreciation and amortization	(62.5)	(27.1)	(17.0)	(12.6)	—	(119.2)	(1.1)	(120.3)

Operating earnings (loss)	$172.3	$150.5	$(108.0)	$21.2	$—	$236.0	$(89.9)	$146.1

Other segment data:
Capital expenditures	47.1	24.0	19.3	9.6	—	100.0	2.2	102.2

(1)	Comprised of $52.4 of acquisition-related and other charges, which primarily relate to acquisitions (see Note 3) and a $10.1 mark-to-market gain associated with the Company’s Euro-denominated debt and intercompany loans.

(2)	Segment Earnings for the Consumer Solutions segment includes reorganization costs of $3.8 (see Note 16).
(3)	Consolidated amount of $17.1 represents executive stock compensation resulting from a strategic review of executive long-term incentive compensation.

Note: Intersegment sales are recorded at cost plus an agreed upon profit.

Geographic Information

Geographic information as of and for the years ended December 31, 2010, 2009 and 2008 is as follows:

(in millions)	Domestic	International	Total
2010
Net sales	$3,830.4	$2,192.3	$6,022.7
Long-lived assets	333.1	325.8	658.9

2009
Net sales	$3,538.0	$1,614.6	$5,152.6
Long-lived assets	298.9	206.8	505.7

2008
Net sales	$3,670.1	$1,713.2	$5,383.3

18. Accumulated Other Comprehensive Income (Loss)

The components of AOCI at December 31, 2010 and 2009 are as follows:

(in millions)	2010	2009
Foreign currency translation adjustment	$29.4	$28.2
Derivative financial instruments and other, net	(12.2)	(14.8)
Accrued benefit costs, net	(42.0)	(34.3)

Total accumulated other comprehensive income (loss)	$(24.8)	$(20.9)

19. Condensed Consolidating Financial Data

The Company’s Senior Notes and Senior Subordinated Notes (see Note 9) are fully guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these notes. Presented below is the condensed consolidating financial data of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis as of and for the years ended December 31, 2010, 2009 and 2008.

Condensed Consolidating Results of Operations

	Year Ended December 31, 2010
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,689.1	$2,452.5	$(118.9)	$6,022.7
Costs and expenses	126.3	3,273.3	2,334.7	(118.9)	5,615.4

Operating (loss) earnings	(126.3)	415.8	117.8	—	407.3
Other expense, net	57.0	169.2	74.4	—	300.6
Equity in the income of subsidiaries	290.0	37.8	—	(327.8)	—

Net income (loss)	$106.7	$284.4	$43.4	$(327.8)	$106.7

	Year Ended December 31, 2009
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,395.0	$1,890.7	$(133.1)	$5,152.6
Costs and expenses	114.3	3,057.0	1,727.5	(133.1)	4,765.7

Operating (loss) earnings	(114.3)	338.0	163.2	—	386.9
Other expense, net	13.7	186.8	57.7	—	258.2
Equity in the income of subsidiaries	256.7	102.6	—	(359.3)	—

Net income (loss)	$128.7	$253.8	$105.5	$(359.3)	$128.7

	Year Ended December 31, 2008
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,515.0	$2,046.1	$(177.8)	$5,383.3
Costs and expenses	76.5	3,470.3	1,868.2	(177.8)	5,237.2

Operating (loss) earnings	(76.5)	44.7	177.9	—	146.1
Other expense, net	27.4	110.1	67.5	—	205.0
Equity in the income of subsidiaries	45.0	117.6	—	(162.6)	—

Net income (loss)	$(58.9)	$52.2	$110.4	$(162.6)	$(58.9)

Condensed Consolidating Balance Sheets

	As of December 31, 2010
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$314.6	$998.6	$2,067.6	$(10.0)	$3,370.8
Investment in subsidiaries	5,340.3	1,739.8	93.4	(7,173.5)	—
Non-current assets	153.7	3,768.8	1,015.1	(1,215.4)	3,722.2

Total assets	$5,808.6	$6,507.2	$3,176.1	$(8,398.9)	$7,093.0

Liabilities and stockholders’ equity
Current liabilities	$217.4	$588.5	$878.0	(6.7)	$1,677.2
Non-current liabilities	3,770.7	504.3	539.0	(1,218.7)	3,595.3
Stockholders’ equity	1,820.5	5,414.4	1,759.1	(7,173.5)	1,820.5

Total liabilities and stockholders’ equity	$5,808.6	$6,507.2	$3,176.1	$(8,398.9)	$7,093.0

	As of December 31, 2009
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$556.0	$819.0	$1,615.4	$(2.4)	$2,988.0
Investment in subsidiaries	4,554.4	985.1	—	(5,539.5)	—
Non-current assets	171.4	3,727.9	353.9	(1,217.6)	3,035.6

Total assets	$5,281.8	$5,532.0	$1,969.3	$(6,759.5)	$6,023.6

Liabilities and stockholders’ equity
Current liabilities	$357.0	$536.6	$593.0	(2.1)	$1,484.5
Non-current liabilities	3,158.0	459.1	373.1	(1,217.9)	2,772.3
Stockholders’ equity	1,766.8	4,536.3	1,003.2	(5,539.5)	1,766.8

Total liabilities and stockholders’ equity	$5,281.8	$5,532.0	$1,969.3	$(6,759.5)	$6,023.6

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2010
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities, net	$(196.8)	$414.8	$71.0	$289.0
Financing activities:
Net change in short-term debt	—	50.0	6.2	56.2
(Payments on) proceeds from intercompany transactions	239.2	(297.4)	58.2	—
Proceeds from issuance of long-term debt	786.1	—	—	786.1
Payments on long-term debt	(260.9)	—	—	(260.9)
Issuance (repurchase) of common stock, net	(42.8)	—	—	(42.8)
Other	(58.4)	—	—	(58.4)

Net cash provided by (used in) financing activities	663.2	(247.4)	64.4	480.2

Investing activities:
Additions to property, plant and equipment	(27.0)	(91.9)	(18.6)	(137.5)
Acquisition of business, net of cash acquired and earnout payments	(680.9)	(73.8)	(0.8)	(755.5)
Other	(9.3)	—	19.2	9.9

Net cash used in investing activities	(717.2)	(165.7)	(0.2)	(883.1)

Effect of exchange rate changes on cash	—	—	(18.1)	(18.1)

Net increase (decrease) in cash and cash equivalents	(250.8)	1.7	117.1	(132.0)
Cash and cash equivalents at beginning of year	537.9	13.8	275.7	827.4

Cash and cash equivalents at end of year	$287.1	$15.5	$392.8	$695.4

	Year Ended December 31, 2009
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities, net	$(62.4)	$503.5	$200.0	$641.1
Financing activities:
Net change in short-term debt	(132.0)	—	(21.6)	(153.6)
(Payments on) proceeds from intercompany transactions	401.6	(392.9)	(8.7)	—
Proceeds from issuance of long-term debt	292.2	—	—	292.2
Payments on long-term debt	(351.2)	—	—	(351.2)
Issuance (repurchase) of common stock, net	199.0	—	—	199.0
Other	(18.9)	—	—	(18.9)

Net cash provided by (used in) financing activities	390.7	(392.9)	(30.3)	(32.5)

Investing activities:
Additions to property, plant and equipment	(0.2)	(89.4)	(17.8)	(107.4)
Acquisition of business, net of cash acquired and earnout payments	(2.0)	(10.4)	(1.3)	(13.7)
Other	—	(4.9)	(4.6)	(9.5)

Net cash used in investing activities	(2.2)	(104.7)	(23.7)	(130.6)

Effect of exchange rate changes on cash	—	—	(43.4)	(43.4)

Net increase in cash and cash equivalents	326.1	5.9	102.6	434.6
Cash and cash equivalents at beginning of year	211.8	7.9	173.1	392.8

Cash and cash equivalents at end of year	$537.9	$13.8	$275.7	$827.4

	Year Ended December 31, 2008
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities, net	$(626.1)	$724.6	$151.4	$249.9
Financing activities:
Net change in short-term debt	130.2	—	1.3	131.5
(Payments on) proceeds from intercompany transactions	733.1	(638.7)	(94.4)	—
Proceeds from issuance of long-term debt	25.0	—	—	25.0
Payments on long-term debt	(24.3)	—	(0.7)	(25.0)
Issuance (repurchase) of common stock, net	(21.4)	—	—	(21.4)
Other	(5.5)	—	—	(5.5)

Net cash provided by (used in) financing activities	837.1	(638.7)	(93.8)	104.6

Investing activities:
Additions to property, plant and equipment	(2.2)	(83.1)	(16.9)	(102.2)
Acquisition of business, net of cash acquired	(40.0)	(1.6)	(1.0)	(42.6)
Other	(16.3)	(4.0)	(10.4)	(30.7)

Net cash used in investing activities	(58.5)	(88.7)	(28.3)	(175.5)

Effect of exchange rate changes on cash	—	—	(6.7)	(6.7)

Net increase (decrease) in cash and cash equivalents	152.5	(2.8)	22.6	172.3
Cash and cash equivalents at beginning of year	59.3	10.7	150.5	220.5

Cash and cash equivalents at end of year	$211.8	$7.9	$173.1	$392.8

The amounts reflected as proceeds (payments) from (to) intercompany transactions represent cash flows originating from transactions conducted between guarantor subsidiaries, non-guarantor subsidiaries and parent in the normal course of business operations.

20. Quarterly Results of Operations (Unaudited)

Summarized quarterly results of operations for 2010 and 2009 were as follows (see Note 3 for a discussion of the Company’s acquisitions that occurred during these periods):

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (2)	Total
2010
Net sales	$1,189.1	$1,547.5	$1,601.9	$1,684.2	$6,022.7
Gross profit	309.1	411.6	457.9	460.2	1,638.8
Net income (loss) as reported	(59.0)	38.4	80.6	46.7	106.7
Basic earnings (loss) per share(1)	(0.66)	0.43	0.91	0.53	1.20
Diluted earnings (loss) per share(1)	(0.66)	0.43	0.90	0.52	1.19
2009
Net sales	$1,138.9	$1,269.7	$1,351.3	$1,392.7	$5,152.6
Gross profit	292.3	356.4	396.8	380.5	1,426.0
Net income as reported	8.9	44.9	73.7	1.2	128.7
Basic earnings per share(1)	0.12	0.53	0.84	0.01	1.53
Diluted earnings per share(1)	0.12	0.53	0.83	0.01	1.52

(1)	Earnings per share calculations for each quarter are based on the weighted average number of shares outstanding for each period, and the sum of the quarterly amounts may not necessarily equal the annual earnings per share amounts.
(2)	The results of operations for the fourth quarter of 2010 include $27.8 of acquisition-related and other costs and a foreign currency gain of $7.5 related to the Venezuela devaluation (see Note 1).

The results of operations for the fourth quarter of 2009 include a $22.9 non-cash charge for the impairment of goodwill and intangibles (see Note 6); a $17.1 charge for stock-based compensation related to certain share-based awards issued during the fourth quarter of 2009 (see Note 13); a $15.5 charge related fair value interest rate swaps not designated as effective hedges (see Note 10); a $9.2 foreign currency gain on U.S. dollar cash balances held in Venezuela (see Note 1); and a $4.7 reduction in unrecognized tax benefits (see Note 12).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2010, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and the above criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

On April 1, 2010, the Company acquired Mapa Spontex. The Company has excluded Mapa Spontex’s internal controls over financial reporting for fiscal year 2010 from its assessment of and conclusion on the effectiveness of its internal controls over financial reporting. Mapa Spontex constituted approximately 10% of the Company’s consolidated assets at December 31, 2010 and approximately 9% of the Company’s net sales for the year ended December 31, 2010.

On October 1, 2010 and December 17, 2010, the Company acquired Aero and Quickie, respectively. The Company has excluded Aero’s and Quickies’s internal controls over financial reporting for fiscal year 2010 from its assessment of and conclusion on the effectiveness of its internal controls over financial reporting. Aero and Quickie combined, constituted approximately 5% of the Company’s consolidated assets at December 31, 2010 and less than 1% of the Company’s net sales for the year ended December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by the Company’s independent auditor, PricewaterhouseCoopers LLP, an independent registered public accounting firm and issued their audit report expressing an unqualified opinion on the Company’s internal control over financial reporting, as stated in their report which is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter ended December 31, 2010, there was no change in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

Jarden Corporation has adopted a “Business Conduct and Ethics Policy” (“Code”) for all its employees, including its principal executive officer, principal financial officer and principal accounting officer. The Code is available on the Company’s Internet website at http://www.jarden.com, at the tab “Governance.”

Other information required by Item 10, including information regarding directors, membership and function of the audit committee, including the financial expertise of its members, and Section 16(a) compliance, appearing under the captions “Election of Directors,” “Information Regarding Board of Directors and Committees” and “Other Matters” of the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference. The Company intends to file its Proxy Statement with the Securities and Exchange Commission (the “Commission”) not later than 120 days after December 31, 2010.

Item 11.	Executive Compensation

The information required by Item 11 appearing under the captions “Information Regarding Board of Directors and Committees—Compensation of Directors” and “Executive Compensation” of the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference. The Company intends to file its Proxy Statement with the Commission not later than 120 days after December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 appearing under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” of the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference. The Company intends to file its Proxy Statement with the Commission not later than 120 days after December 31, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 appearing under the captions “Information Regarding Board of Directors and Committees” and “Certain Relationships and Related Transactions” of the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference. The Company intends to file its Proxy Statement with the Commission not later than 120 days after December 31, 2010.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 appearing under the caption “Independent Registered Public Accounting Firm” of the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference. The Company intends to file its Proxy Statement with the Commission not later than 120 days after December 31, 2010.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

(1)	Financial Statements:

Location In Form 10-K
Reports of independent registered public accounting firm	Item 8

Consolidated Statements of Operations—Years ended December 31, 2010, 2009 and 2008	Item 8

Consolidated Balance Sheets—December 31, 2010 and 2009	Item 8

Consolidated Statements of Cash Flows—Years ended December 31, 2010, 2009 and 2008	Item 8

Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2010, 2009 and 2008	Item 8

Notes to Consolidated Financial Statements	Item 8

(2)	Financial Statement Schedule:

See Schedule II of this Form 10-K.

(3)	Exhibits:

Copies of exhibits incorporated by reference can be obtained from the Commission and are located in Commission File No. 001-13665.

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 15, 2005, and incorporated herein by reference).

3.4	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 19, 2007, and incorporated herein by reference).

3.5	Amendment No. 1 to the Amended and Restated Bylaws of the Company (filed as Exhibit 3.6 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 23, 2009, and incorporated herein by reference).

4.1	Base Indenture, dated February 13, 2007 (the “2007 Indenture”), between the Company and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2007 and incorporated herein by reference).

Exhibit Number	Description of Exhibit
4.2	First Supplemental Indenture to the 2007 Indenture, dated February 13, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2007, and incorporated herein by reference).

4.3	Second Supplemental Indenture to the 2007 Indenture, dated February 14, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2007, and incorporated herein by reference).

4.4	Third Supplemental Indenture to the 2007 Indenture, dated May 11, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2007, and incorporated herein by reference).

4.5	Fourth Supplemental Indenture to the 2007 Indenture, dated July 6, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 5, 2007, and incorporated herein by reference).

4.6	Fifth Supplemental Indenture to the 2007 Indenture, dated December 7, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed with the Commission on February 25, 2008, and incorporated herein by reference).

4.7	Sixth Supplemental Indenture to the 2007 Indenture, dated November 23, 2009 among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as successor Trustee (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 24, 2010, and incorporated herein by reference).

4.8	Seventh Supplemental Indenture to the 2007 Indenture, dated October 20, 2010 among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as successor Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on October 29, 2010 and incorporated herein by reference).

4.9	Base Indenture dated April 30, 2009 (the “2009 Indenture”), between the Company and The Bank of New York Mellon, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 6, 2009, and incorporated herein by reference).

4.10	First Supplemental Indenture to the 2009 Indenture, dated April 30, 2009, among the Company, the guarantors party thereto and The Bank of New York Mellon, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on May 6, 2009, and incorporated herein by reference).

4.11	Second Supplemental Indenture to the 2009 Indenture, dated November 23, 2009, among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as successor Trustee (filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 24, 2010, and incorporated herein by reference).

4.12	Third Supplemental Indenture to the 2009 Indenture, dated November 9, 2010, among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on November 15, 2010 and incorporated herein by reference).

Exhibit Number	Description of Exhibit
4.13	Instrument of Resignation, Appointment and Acceptance, dated November 6, 2009, among the Company, the Bank of New York Mellon and Wells Fargo Bank, National Association (filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 24, 2010, and incorporated herein by reference).

4.14	Base Indenture dated January 20, 2010 (the “2010 Indenture”), between the Company and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 22, 2010 and incorporated herein by reference).

4.15	First Supplemental Indenture to the 2010 Indenture, dated January 20, 2010, among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 22, 2010 and incorporated herein by reference).

4.16	$100,000,000 Note due March 31, 2012 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 12, 2007 and incorporated herein by reference).

4.17	Warrant for 2,206,531 shares of common stock issued to Pure Fishing Holdings, LLC (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on April 12, 2007, and incorporated herein by reference).

†10.1	Form of Indemnification Agreement (filed as Exhibit 10.13 to the Company’s Registration Statement on Form 10, filed with the Commission on March 17, 1993, and incorporated herein by reference).

†10.2	List of Directors and Executive Officers party to Exhibit 10.1 (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 1996, and incorporated herein by reference).

†10.3	Alltrista Corporation 1998 Long Term Equity Incentive Plan, as amended and restated (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

†10.4	Alltrista Corporation 2001 Stock Option Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2001, and incorporated herein by reference).

†10.5	Amendment No. 1 to the Alltrista Corporation 2001 Stock Option Plan (filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed with the Commission on October 17, 2002, and incorporated herein by reference).

†10.6	Jarden Corporation Amended and Restated 2003 Stock Incentive Plan (incorporated by reference from Annex C to the Company’s 2005 Definitive Proxy Statement with respect to the Company’s 2005 Annual Meeting of Stockholders, as filed with the Commission on May 9, 2005).

†10.7	Amendment No. 1 to the Jarden Corporation Amended and Restated 2003 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 19, 2007, and incorporated herein by reference).

†10.8	Jarden Corporation 2009 Stock Incentive Plan (incorporated by reference from Annex A to the Company’s 2009 Definitive Proxy Statement with respect to the Company’s 2009 Annual Meeting of Stockholders, as filed with the Commission on April 9, 2009).

†10.9	Jarden Corporation 2003 Employee Stock Purchase Plan (incorporated by reference from Annex C to the Company’s 2003 Definitive Proxy Statement with respect to the Company’s 2003 Annual Meeting of Stockholders, as filed with the Commission on March 28, 2003).

Exhibit Number	Description of Exhibit
†10.10	Amendment No. 1 to the Jarden Corporation 2003 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on April 13, 2005, and incorporated herein by reference).

†10.11	Amendment No. 2 to the Jarden Corporation 2003 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on May 5, 2005, and incorporated herein by reference).

†10.12	Jarden Corporation 2010 Employee Stock Purchase Plan (incorporated by reference from Annex A to the Company’s 2010 Definitive Proxy Statement with respect to the Company’s 2010 Annual Meeting of Stockholders, as filed with the Commission on April 9, 2010, and incorporated herein by reference).

†10.13	Fourth Amended and Restated Employment Agreement, dated as of January 5, 2011, between the Company and Martin E. Franklin (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2011, and incorporated herein by reference).

†10.14	Fourth Amended and Restated Employment Agreement, dated as of January 5, 2011, between the Company and Ian G.H. Ashken (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2011, and incorporated herein by reference).

†10.15	Third Amended and Restated Employment Agreement between the Company and James E. Lillie, dated as of January 5, 2011 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2011, and incorporated herein by reference).

†10.16	Amended and Restated Employment Agreement between the Company and J. David Tolbert, dated as of January 9, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2009, and incorporated herein by reference).

†10.17	Employment Agreement between the Company and John E. Capps, dated as of May 24, 2007 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on May 25, 2007, and incorporated herein by reference).

†10.18	Employment Agreement between the Company and Richard T. Sansone, dated as of May 24, 2007 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on May 25, 2007, and incorporated herein by reference).

†10.19	Equity Vesting, Lock-Up and Amendment Agreement, dated as of November 7, 2007, by and between the Company and Martin E. Franklin (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 8, 2007, and incorporated herein by reference).

†10.20	Equity Vesting, Lock-Up and Amendment Agreement, dated as of November 7, 2007, by and between the Company and Ian G.H. Ashken (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on November 8, 2007, and incorporated herein by reference).

†10.21	Equity Vesting, Lock-Up and Amendment Agreement, dated as of November 7, 2007, by and between the Company and James E. Lillie (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on November 8, 2007, and incorporated herein by reference).

†10.22	Equity Vesting, Lock-Up and Amendment Agreement, dated as of November 7, 2007, by and between the Company and J. David Tolbert (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on November 8, 2007, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
†10.23	Equity Vesting, Lock-Up and Amendment Agreement, dated as of November 7, 2007, by and between the Company and John E. Capps (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on November 8, 2007, and incorporated herein by reference).

†10.24	Equity Vesting, Lock-Up and Amendment Agreement, dated as of November 7, 2007, by and between the Company and Richard T. Sansone (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on November 8, 2007, and incorporated herein by reference).

†10.25	Restricted Stock Award Agreement, dated as of May 24, 2007, between the Company and Martin E. Franklin (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on May 25, 2007, and incorporated herein by reference).

†10.26	Restricted Stock Award Agreement, dated as of May 24, 2007, between the Company and Ian G.H. Ashken (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Commission on May 25, 2007, and incorporated herein by reference).

†10.27	Restricted Stock Award Agreement, dated as of May 24, 2007, between the Company and James E. Lillie (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Commission on May 25, 2007, and incorporated herein by reference).

†10.28	Restricted Stock Agreement, dated December 15, 2009, between the Company and Martin E. Franklin (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on December 18, 2009, and incorporated herein by reference).

†10.29	Restricted Stock Agreement, dated December 15, 2009, between the Company and Ian G.H. Ashken (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on December 18, 2009, and incorporated herein by reference).

†10.30	Restricted Stock Agreement, dated December 15, 2009, between the Company and James E. Lillie (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Commission on December 18, 2009, and incorporated herein by reference).

†10.31	Restricted Stock Agreement, dated January 5, 2010, between the Company and Martin E. Franklin (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on January 8, 2010, and incorporated herein by reference).

†10.32	Restricted Stock Agreement, dated January 5, 2010, between the Company and Ian G.H. Ashken (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on January 8, 2010, and incorporated herein by reference).

†10.33	Restricted Stock Agreement, dated January 5, 2010, between the Company and James E. Lillie (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on January 8, 2010, and incorporated herein by reference).

†10.34	Restricted Stock Agreement, dated January 5, 2011, between the Company and Martin E. Franklin (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2011, and incorporated herein by reference).

†10.35	Restricted Stock Agreement, dated January 5, 2011, between the Company and Ian G.H. Ashken (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2011, and incorporated herein by reference).

†10.36	Restricted Stock Agreement, dated January 5, 2011, between the Company and James E. Lillie (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2011, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
10.37	Credit Agreement, dated as of January 24, 2005, among the Company, as the borrower, Canadian Imperial Bank of Commerce, as administrative agent, Citicorp USA, Inc., as syndication agent, and Bank of America, N.A., National City Bank of Indiana and SunTrust Bank, as co-documentation agents, and Citigroup Global Markets Inc. and CIBC World Markets Corp., as joint-lead arrangers and joint book-running managers, and the lenders and letters of credit issuers parties thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2005, and incorporated herein by reference).

10.38	Pledge and Security Agreement, dated as of January 24, 2005, by and among the Company and the several subsidiary grantors signatories thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2005, and incorporated herein by reference).

10.39	Guaranty, dated as of January 24, 2005, of the several subsidiary guarantors signatories thereto (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2005, and incorporated herein by reference).

10.40	Amendment No. 1 to the Credit Agreement dated April 11, 2005 by and among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 13, 2005, and incorporated herein by reference).

10.41	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on April 13, 2005, and incorporated herein by reference).

10.42	Amendment No. 2 to the Credit Agreement and Amendment No. 1 to Pledge and Security Agreement dated July 18, 2005 by and among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 20, 2005, and incorporated herein by reference).

10.43	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 20, 2005, and incorporated herein by reference).

10.44	Amendment No. 3 to the Credit Agreement dated December 21, 2005 by and among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 9, 2006, and incorporated herein by reference).

10.45	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 9, 2006, and incorporated herein by reference).

10.46	Amendment No. 4 to the Credit Agreement dated February 24, 2006 by and among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.53 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 9, 2006, and incorporated herein by reference).

10.47	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 9, 2006, and incorporated herein by reference).

10.48	Amendment No. 5 to the Credit Agreement and Amendment No. 2 to Pledge and Security Agreement dated August 23, 2006 by and among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on October 27, 2006, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
10.49	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on October 27, 2006, and incorporated herein by reference).

10.50	Amendment No. 6 to the Credit Agreement dated December 14, 2006 by and among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 19, 2006, and incorporated herein by reference).

10.51	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on December 19, 2006, and incorporated herein by reference).

10.52	Amendment No. 7 to Credit Agreement and Amendment No. 3 to Pledge and Security Agreement dated February 13, 2007, among the Company and CIBC, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2007, and incorporated herein by reference).

10.53	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2007 and incorporated herein by reference).

10.54	Amendment No. 8 to Credit Agreement dated August 8, 2007, among the Company, Lehman Commercial Paper Inc., as Administrative Agent and other parties thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 14, 2007, and incorporated herein by reference).

10.55	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 14, 2007, and incorporated herein by reference).

10.56	Amendment No. 9 to Credit Agreement, dated as of May 23, 2008, among the Company, Lehman Commercial Paper, Inc., as administrative agent, Citicorp USA, Inc., as syndication agent, and each incremental lender identified on the signature pages thereto (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 31, 2008, and incorporated herein by reference).

10.57	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 31, 2008, and incorporated herein by reference).

10.58	Amendment No. 10 to Credit Agreement and Amendment No. 4 to Pledge and Security Agreement dated January 29, 2009, among the Company, Lehman Commercial Paper, Inc., as administrative agent, Citicorp USA, Inc., as syndication agent, and each incremental lender identified on the signature pages thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 4, 2009, and incorporated herein by reference).

10.59	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 4, 2009, and incorporated herein by reference).

10.60	Amendment No. 11 to Credit Agreement, dated as of April 24, 2009, among the Company, Deutsche Bank AG New York Branch, as administrative agent, and each lender identified on the signature pages thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 29, 2009, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
10.61	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on April 29, 2009, and incorporated herein by reference).

10.62	Extended Revolving Credit Sub-Commitment Agreement, dated as of August 4, 2009, among Jarden Corporation, Deutsche Bank AG New York Branch, as administrative agent, and each lender identified on the signature pages thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 10, 2009, and incorporated herein by reference).

10.63	Amendment No. 12 to Credit Agreement, dated as of August 20, 2009, among the Company, Deutsche Bank AG New York Branch, as administrative agent, Citicorp USA, Inc., as syndication agent, and each lender identified on the signature pages thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 26, 2009, and incorporated herein by reference).

10.64	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 26, 2009, and incorporated herein by reference).

10.65	Amendment No. 13 to Credit Agreement and Amendment No. 5 to Pledge and Security Agreement dated January 22, 2010, among the Company, Deutsche Bank AG New York Branch, as administrative agent, Citicorp USA, Inc., as syndication agent, and each incremental lender identified on the signature pages thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 22, 2010, and incorporated herein by reference).

10.66	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 22, 2010, and incorporated herein by reference).

††10.67	Amendment No. 14 to Credit Agreement and Amendment No. 6 to Pledge and Security Agreement, dated as of August 26, 2010, among the Company, Deutsche Bank AG New York Branch, as administrative agent, Citicorp USA, Inc., as syndication agent, and each incremental lender or other party identified on the signature pages thereto.

10.68	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on September 1, 2010, and incorporated herein by reference).

10.69	Amendment No. 15 to Credit Agreement dated as of November 5, 2010, among the Company, Barclays Bank PLC, as administrative agent, and each incremental lender or other party identified on the signature pages thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 8, 2010, and incorporated herein by reference).

10.70	Consent, Agreement and Affirmation of Guaranty (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on November 8, 2010, and incorporated herein by reference).

10.71	Second Amended and Restated Loan Agreement, dated as of July 29, 2010, among the Company, as initial servicer; Jarden Receivables, LLC, as borrower; Three Pillars Funding LLC and Wells Fargo Bank, National Association, as lenders, and SunTrust Robinson Humphrey, Inc., as administrator, together with the Reaffirmation, Acknowledgement and Consent of Performance Guarantor thereunder executed by the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 4, 2010, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
10.72	Second Amended and Restated Receivables Contribution and Sales Agreement, dated as of July 29, 2010, among the originators party thereto and Jarden Receivables, LLC, as buyer (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 4, 2010, and incorporated herein by reference).

10.73	Performance Undertaking, dated August 8, 2007, executed by Jarden Corporation, as performance guarantor, in favor of Jarden Receivables LLC, as beneficiary (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with Commission on August 14, 2007, and incorporated herein by reference).

10.74	Second Amended and Restated Lender Note, dated July 29, 2010, executed by Jarden Receivables, LLC in favor of Three Pillars Funding LLC (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on August 4, 2010, and incorporated herein by reference).

10.75	Lender Note, dated July 29, 2010, executed by Jarden Receivables, LLC in favor of Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on August 4, 2010, and incorporated herein by reference).

10.76	Form of 7 1/2% Senior Subordinated Note due 2017 (filed as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2007 and incorporated herein by reference).

10.77	Form of 8% Senior Notes Due 2016 (filed as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on May 6, 2009, and incorporated herein by reference).

10.78	Form of 7 1/2% Senior Subordinated Dollar Note Due 2020 (filed as Exhibit A to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission January 22, 2010, and incorporated herein by reference).

10.79	Form of 7 1/2% Senior Subordinated Euro Note Due 2020 (filed as Exhibit A to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Commission January 22, 2010, and incorporated herein by reference).

10.80	Form of 6 1/8% Senior Note Due 2022 (filed as Exhibit A to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Commission November 15, 2010, and incorporated herein by reference).

10.81	Share Purchase Agreement, dated April 1, 2010, by and among the Company, Total S.A. and Camping Gaz (Deutschland) GmbH (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission April 7, 2010, and incorporated herein by reference).

*12.1	Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm.

*24.1	Power of Attorney (included on the signature page hereto).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008 (ii) the Condensed Consolidated Balance Sheets at December 31, 2010 and 2009, (iii) the Condensed Consolidated Statements of Cash Flows for the year ended December 31, 2010, 2009 and 2008, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*	Filed herewith
†	This Exhibit represents a management contract or compensatory plan.
††	Exhibit 10.67 to this Annual Report on Form 10-K is filed herewith and supersedes and replaces (i) Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 1, 2010, and (ii) Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on October 29, 2010, to correct certain typographical errors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JARDEN CORPORATION (Registrant)

By:	/S/ MARTIN E. FRANKLIN
Martin E. Franklin Chairman and Chief Executive Officer February 24, 2011

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

/S/ MARTIN E. FRANKLIN Martin E. Franklin	Chairman and Chief Executive Officer (Principal Executive Officer)	February 24, 2011

/S/ IAN G.H. ASHKEN Ian G.H. Ashken	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	February 24, 2011

/S RICHARD T. SANSONE Richard T. Sansone	Principal Accounting Officer	February 24, 2011

/S/ RENÉ-PIERRE AZRIA René-Pierre Azria	Director	February 24, 2011

/S/ MICHAEL S. GROSS Michael Gross	Director	February 24, 2011

/S/ RICHARD J. HECKMANN Richard Heckmann	Director	February 24, 2011

/S/ DOUGLAS W. HUEMME Douglas W. Huemme	Director	February 24, 2011

/S/ RICHARD L. MOLEN Richard L. Molen	Director	February 24, 2011

/S/ IRWIN D. SIMON Irwin D. Simon	Director	February 24, 2011

/S/ ROBERT L. WOOD Robert L. Wood	Director	February 24, 2011

Schedule II

JARDEN CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in millions)

	Balance at beginning of period	Charges to costs and expense	Deductions from reserves	Other(2)	Balance at end of period
Reserves against accounts receivable(1):
2010	$(60.7)	$(45.2)	$40.4	$0.8	$(64.7)
2009	(65.2)	(59.4)	65.3	(1.4)	(60.7)
2008	(72.3)	(67.8)	76.9	(2.0)	(65.2)

(1)	Principally consisting of reserves for uncollectable accounts and sales returns and allowances.
(2)	Principally consisting of foreign currency translation.

JARDEN CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

EXHIBIT INDEX

Copies of exhibits incorporated by reference can be obtained from the Commission and are located in Commission File No. 001-13665.

Exhibit Number	Description of Exhibit
††10.67	Amendment No. 14 to Credit Agreement and Amendment No. 6 to Pledge and Security Agreement, dated as of August 26, 2010, among the Company, Deutsche Bank AG New York Branch, as administrative agent, Citicorp USA, Inc., as syndication agent, and each incremental lender or other party identified on the signature pages thereto.

*12.1	Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm.

*24.1	Power of Attorney (included on the signature page hereto).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008 (ii) the Condensed Consolidated Balance Sheets at December 31, 2010 and 2009, (iii) the Condensed Consolidated Statements of Cash Flows for the year ended December 31, 2010, 2009 and 2008 and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*	Filed herewith
†	This Exhibit represents a management contract or a compensatory plan.
††	Exhibit 10.67 to this Annual Report on Form 10-K is filed herewith and supersedes and replaces (i) Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 1, 2010, and (ii) Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on October 29, 2010, to correct certain typographical errors.