Form 10-Q
period 2011-03-31
JARDEN CORP
filed 2011-04-29
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2011
Common Stock, par value $0.01 per share	91,738,000 shares

JARDEN CORPORATION

Quarterly Report on Form 10-Q

For the three months ended March 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three months ended March 31,
	2011	2010
Net sales	$1,483.4	$1,189.1
Cost of sales	1,081.6	880.0

Gross profit	401.8	309.1
Selling, general and administrative expenses	313.1	337.8

Operating earnings (loss)	88.7	(28.7)
Interest expense, net	45.1	40.2
Loss on early extinguishment of debt	12.8	—

Income (loss) before taxes	30.8	(68.9)
Income tax provision (benefit)	11.8	(9.9)

Net income (loss)	$19.0	$(59.0)

Earnings (loss) per share:
Basic	$0.21	$(0.66)
Diluted	$0.21	$(0.66)
Weighted average shares outstanding:
Basic	88.9	89.3
Diluted	89.5	89.3

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share amounts)

	March 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$405.6	$695.4
Accounts receivable, net of allowances of $73.6 and $64.7 at March 31, 2011 and December 31, 2010, respectively	1,136.6	1,067.7
Inventories	1,494.1	1,294.6
Deferred taxes on income	175.6	166.5
Prepaid expenses and other current assets	161.8	146.6

Total current assets	3,373.7	3,370.8

Property, plant and equipment, net	655.7	658.9
Goodwill	1,753.9	1,752.4
Intangibles, net	1,183.1	1,182.6
Other assets	129.6	128.3

Total assets	$7,096.0	$7,093.0

Liabilities
Short-term debt and current portion of long-term debt	$162.2	$434.6
Accounts payable	619.3	573.3
Accrued salaries, wages and employee benefits	147.2	180.2
Taxes on income	20.6	27.9
Other current liabilities	479.3	461.2

Total current liabilities	1,428.6	1,677.2

Long-term debt	3,032.7	2,806.0
Deferred taxes on income	460.9	458.7
Other non-current liabilities	327.6	330.6

Total liabilities	5,249.8	5,272.5

Commitments and contingencies (see Note 10)	—	—
Stockholders’ equity:
Preferred stock ($0.01 par value, 5.0 shares authorized, no shares issued at March 31, 2011 and December 31, 2010)	—	—
Common stock ($0.01 par value, 150 shares authorized, 92.7 shares issued at March 31, 2011 and December 31, 2010)	0.9	0.9
Additional paid-in capital	1,440.1	1,450.2
Retained earnings	432.2	421.0
Accumulated other comprehensive income (loss)	6.1	(24.8)
Less: Treasury stock (1.0 and 0.9 shares, at cost, at March 31, 2011 and December 31, 2010, respectively)	(33.1)	(26.8)

Total stockholders’ equity	1,846.2	1,820.5

Total liabilities and stockholders’ equity	$7,096.0	$7,093.0

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$19.0	$(59.0)
Reconciliation of net income (loss) to net cash used in operating activities:
Depreciation and amortization	40.1	30.9
Venezuela hyperinflationary and devaluation charges	—	78.1
Loss on early extinguishment of debt	12.8	—
Other non-cash items	11.4	(17.6)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(48.5)	(24.0)
Inventory	(183.4)	(106.1)
Accounts payable	38.8	71.6
Other assets and liabilities	(57.5)	(48.8)

Net cash used in operating activities	(167.3)	(74.9)

Cash flows from financing activities:
Net change in short-term debt	6.1	9.6
Proceeds from issuance of long-term debt	1,025.0	486.1
Payments on long-term debt	(1,086.9)	(252.7)
Proceeds from issuance of stock, net of transaction fees	3.6	4.4
Repurchase of common stock and shares tendered for taxes	(35.9)	(7.1)
Dividends paid	(7.3)	(6.7)
Debt issuance costs	(10.2)	(12.6)

Net cash provided by (used in) financing activities	(105.6)	221.0

Cash flows from investing activities:
Additions to property, plant and equipment	(27.0)	(14.8)
Acquisition of businesses, net of cash acquired and earnout payments	—	(4.5)
Other	1.0	10.0

Net cash used in investing activities	(26.0)	(9.3)

Effect of exchange rate changes on cash and cash equivalents	9.1	(13.2)

Net increase (decrease) in cash and cash equivalents	(289.8)	123.6
Cash and cash equivalents at beginning of period	695.4	827.4

Cash and cash equivalents at end of period	$405.6	$951.0

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements of Jarden Corporation and its subsidiaries (hereinafter referred to as the “Company” or “Jarden”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all adjustments that are, in the opinion of management, normal and recurring and necessary for a fair presentation of the results for the interim period. The Condensed Consolidated Balance Sheet at December 31, 2010 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Supplemental Information

Stock-based compensation costs, which are included in selling, general and administrative expenses (“SG&A”), were $15.6 and $16.5 for the three months ended March 31, 2011 and 2010, respectively.

Interest expense is net of interest income of $1.2 and $1.7 for the three months ended March 31, 2011 and 2010, respectively,

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

In March 2010, the SEC provided guidance on certain exchange rate issues specific to Venezuela. This SEC guidance, in part, requires that any differences between the amounts reported for financial reporting purposes and actual U.S. dollar denominated balances that may have existed prior to the application of the highly inflationary accounting requirements (effective January 1, 2010 for the Company) should be recognized in the income statement. As a result of applying this SEC guidance, the results of operations for the three months ended March 31, 2010 include a non-cash charge of $56.6 classified in SG&A related to remeasuring $32.0 of U.S. dollar-denominated assets at the parallel exchange rate and subsequently translating at the official exchange rate. This SEC guidance was codified by the Financial Accounting Standards Board (the “FASB”) in May 2010, with the issuance of Accounting Standards Update (“ASU”) 2010-19.

Adoption of New Accounting Guidance

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition” (“ASU 2009-13”). ASU 2009-13 requires companies to

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective for the Company beginning in 2011. The adoption of the provisions of ASU 2009-13 did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”). ASU 2010-06 requires companies to provide additional disclosures related to transfers in and out of Level 1 and Level 2 and in the reconciliation of Level 3 fair value measurements. ASU 2010-06 was effective for interim and annual reporting periods beginning on or after December 15, 2009, except for the disclosures related to the reconciliation of Level 3 fair value measurements, which was effective for the Company beginning in 2011. Since ASU 2010-06 requires only additional disclosures, the adoption of ASU 2010-06 did not affect the consolidated financial position, results of operations or cash flows of the Company.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). ASU 2010-20 requires companies to provide additional disclosures about the credit quality of their financing receivables and the credit reserves held against them. The additional disclosures include, in part, aging of past due receivables, credit quality indicators and the modification of financing receivables. ASU 2010-20 also requires companies to disaggregate new and existing disclosures based on how the allowance for credit losses is developed and credit exposures are managed. Short-term trade accounts receivable and receivables measured at fair value or lower of cost or fair value are exempt from the quantitative disclosure requirements of ASU 2010-20. Since ASU 2010-20, which was effective for the Company beginning in 2011, requires only additional disclosures concerning financing receivables and the allowance for credit losses, the adoption of the provisions of ASU 2010-20 did not affect the consolidated financial position, results of operations or cash flows of the Company.

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

In addition, the Company completed three tuck-in acquisitions during 2010, including the acquisition of Aero Products International, Inc. (“Aero”) on October 1, 2010 and the acquisition of Quickie Manufacturing Corporation (“Quickie”) on December 17, 2010. Aero is a leading provider of premium, air-filled mattresses under brand names including Aero®, Aerobed® and Aero Sport®. The acquisition of Aero is expected to expand distribution channels, as well as expand the Company’s current Coleman product offerings of indoor and outdoor air beds and accessories. Aero is reported in the Company’s Outdoor Solutions segment and is included in the Company’s results of operations from October 1, 2010. Quickie is a leading supplier and distributor of innovative cleaning tools and supplies. Quickie designs, manufactures and distributes cleaning products including mops, brooms, dusters, dust pans, brushes, buckets and other supplies, for traditional in-home use, as well as commercial and contractor-grade applications, sold primarily under the leading brands Quickie Original®, Quickie Home-Pro®, Quickie Professional®, Quickie Microban® and Quickie Green Cleaning®. Quickie is reported in the Company’s Branded Consumables segment and is included in the Company’s results of operations from December 17, 2010. Additionally, during 2010, the Company completed another tuck-in acquisition. All three tuck-in acquisitions were complementary to the Company’s core businesses and from an accounting standpoint were not significant.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

3. Inventories

Inventories are comprised of the following at March 31, 2011 and December 31, 2010:

(in millions)	March 31, 2011	December 31, 2010
Raw materials and supplies	$251.5	$231.8
Work-in-process	101.8	90.8
Finished goods	1,140.8	972.0

Total inventories	$1,494.1	$1,294.6

4. Property, Plant and Equipment

Property, plant and equipment, net, consist of the following at March 31, 2011 and December 31, 2010:

(in millions)	March 31, 2011	December 31, 2010
Land	$51.6	$49.6
Buildings	297.7	291.6
Machinery and equipment	1,001.5	973.9

	1,350.8	1,315.1
Less: Accumulated depreciation	(695.1)	(656.2)

Total property, plant and equipment, net	$655.7	$658.9

Depreciation of property, plant and equipment was $35.4 and $26.5 for the three months ended March 31, 2011 and 2010, respectively.

5. Goodwill and Intangibles

Goodwill activity for the three months ended March 31, 2011 is as follows:

				March 31, 2011
(in millions)	Net Book Value at December 31, 2010	Additions	Foreign Exchange and Other Adjustments	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Goodwill
Outdoor Solutions	$684.0	$—	$2.5	$705.0	$(18.5)	$686.5
Consumer Solutions	492.6	—	0.5	493.1	—	493.1
Branded Consumables	554.3	—	(1.5)	736.7	(183.9)	552.8
Process Solutions	21.5	—	—	21.5	—	21.5

	$1,752.4	$—	$1.5	$1,956.3	$(202.4)	$1,753.9

Intangibles activity for the three months ended March 31, 2011 is as follows:

(in millions)	Gross Carrying Amount at December 31, 2010	Additions	Accumulated Amortization and Foreign Exchange	Net Book Value at March 31, 2011	Amortization Periods (years)
Intangibles
Patents	$7.2	$—	$(1.8)	$5.4	12-30
Non-compete agreements	3.7	—	(3.7)	—	1-5
Manufacturing process and expertise	42.1	—	(29.8)	12.3	3-7
Brand names	18.3	—	(1.3)	17.0	4-10
Customer relationships and distributor channels	253.6	—	(33.1)	220.5	10-35
Trademarks and tradenames	925.4	—	2.5	927.9	indefinite

	$1,250.3	$—	$(67.2)	$1,183.1

Amortization of intangibles for the three months ended March 31, 2011 and 2010 was $4.7 and $4.4, respectively.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

6. Warranty Reserve

The warranty reserve activity for the three months ended March 31, 2011 is as follows:

(in millions)	2011
Warranty reserve at January 1,	$86.0
Acquisitions and other adjustments	0.3
Provision for warranties issued	32.1
Warranty claims paid	(35.1)

Warranty reserve at March 31,	$83.3

7. Debt

Debt is comprised of the following at March 31, 2011 and December 31, 2010:

(in millions)	March 31, 2011	December 31, 2010
Senior Secured Credit Facility Term Loans	$1,025.0	$1,059.8
8% Senior Notes due 2016 (1)	293.9	293.6
6 1/8% Senior Notes due 2022 (1)	300.0	300.0
7 1/2% Senior Subordinated Notes due 2017 (2)	637.2	639.8
7 1/2% Senior Subordinated Notes due 2020 (2)	480.9	470.2
Securitization Facility due 2013	300.0	300.0
Revolving Credit Facility	—	—
2% Subordinated Note due 2012	98.7	98.4
Non-U.S. borrowings	42.6	62.0
Other	16.6	16.8

Total debt (3)	3,194.9	3,240.6

Less: current portion	(162.2)	(434.6)

Total long-term debt	$3,032.7	$2,806.0

(1)	Collectively, the “Senior Notes.”
(2)	Collectively, the “Senior Subordinated Notes.”
(3)	At March 31, 2011 and December 31, 2010, the carrying value of total debt approximates fair market value.

On March 31, 2011, the Company completed a new $1.275 billion senior secured credit facility (the “Facility”), which is comprised of;

•	a $525 senior secured term loan A facility maturing in March 2016, that bears interest at LIBOR plus a spread of 225 basis points;

•	a $500 senior secured term loan B facility maturing in January 2017, which is subject to extension to 2018 under certain conditions, that bears interest at LIBOR plus a spread of 300 basis points; and

•

a $250 senior secured revolving credit facility (the “Revolver”), which is comprised of a $175 U.S. dollar component and a $75 multi-currency component. The Revolver matures in March 2016 and bears interest at certain selected rates including an annual rate equal to LIBOR, plus a spread of 225 basis points. At March 31, 2011, there was no amount outstanding under the Revolver. The Company is required to pay commitment fees on the unused balance of the Revolver. At March 31, 2011, the annual commitment fee on unused balances was approximately 0.38%.

The Facility contains certain restrictions, subject to certain exceptions and qualifications, on the conduct of the Company and certain of its subsidiaries, including, among other restrictions: incurring debt; disposing of certain assets; making investments; exceeding certain agreed upon capital expenditures; creating or suffering liens; completing certain mergers, consolidations and sales of assets; acquisitions; declaring dividends; redeeming or prepaying other debt; and certain transactions with affiliates. The Facility also includes financial covenants that require the Company to maintain certain total leverage and interest coverage ratios.

The proceeds from the Facility and cash on hand were used to extinguish the entire principal amount outstanding of approximately $1.1 billion under the Company’s prior senior secured credit facility and the entire principal amount outstanding of approximately $22 under a U.S. dollar-based term loan of a Canadian subsidiary (the “Canadian Term Loan”). As a result of these debt extinguishments,

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

the Company recorded a $12.8 loss on the extinguishment of debt, which is primarily comprised of a non-cash charge due to the write-off of deferred debt issuance costs relating to the prior senior secured credit facility.

During the three months ended March 31, 2011, $300 principal amount related to the securitization facility was reclassified from short-term debt to long-term debt based upon management’s intent to repay the securitization facility in accordance with its contractual maturity.

8. Derivative and Other Hedging Financial Instruments

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

Fair Values Hedges

At March 31, 2011, the Company had $350 notional amount outstanding in swap agreements that exchange a fixed rate of interest for variable rate of interest (LIBOR) plus an average spread of approximately 480 basis points. These floating rate swaps, which were entered into during the fourth quarter of 2010, are designated as fair value hedges against $350 of principal on the 7 1/2% senior subordinated notes due 2017 for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cash Flow Hedges

At March 31, 2011, the Company had $650 notional amount outstanding in swap agreements (which includes a $200 notional amount forward-starting swap that becomes effective commencing December 30, 2011) that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through December 2013. At March 31, 2011, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swap, was approximately 1.7%. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (loss) (“AOCI”).

Forward Foreign Currency Contracts

The Company uses forward foreign currency contracts (“foreign currency contracts”) to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales, that have maturity dates through December 2012. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At March 31, 2011, the Company had approximately $648 notional amount of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases and sales.

At March 31, 2011, the Company had outstanding approximately $167 notional amount of foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through March 2012. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These derivatives provide the Company with cost certainty, and in certain instances allow the Company to benefit should the cost of the commodity fall below certain dollar levels. At March 31, 2011, the Company had outstanding approximately $5 notional amount of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through June 2011. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

The following table presents the fair value of derivative financial instruments as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Fair Value of Derivatives		Fair Value of Derivatives
(in millions)	Asset (a)	Liability (a)	Asset (a)	Liability (a)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$—	$3.5	$—	$5.3
Foreign currency contracts	3.5	22.8	4.5	18.9
Fair value hedges:
Interest rate swaps	—	12.8	—	10.2
Cross-currency swaps	—	—	—	4.1

Subtotal	3.5	39.1	4.5	38.5

Derivatives not designated as effective hedges:
Foreign currency contracts	0.9	3.1	1.3	2.6
Commodity contracts	0.5	—	0.9	—

Subtotal	1.4	3.1	2.2	2.6

Total	$4.9	$42.2	$6.7	$41.1

(a) Consolidated balance sheet location:
Asset: Other non-current assets
Liability: Other non-current liabilities

The following table presents gain and loss activity (on a pretax basis) for the three months ended March 31, 2011 and 2010 related to derivative financial instruments designated as effective hedges:

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Gain/(Loss)			Gain/(Loss)
(in millions)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$1.8	$—	$—	$1.7	$1.0	$—
Foreign currency contracts	(9.1)	(3.1)	(3.3)	1.6	(3.3)	(0.7)

Total	$(7.3)	$(3.1)	$(3.3)	$3.3	$(2.3)	$(0.7)

Location of gain/(loss) in the consolidated results of operations:
Net sales		$(0.5)	$—		$0.4	$—
Cost of sales		(2.6)	—		(3.7)	—
SG&A		—	(3.3)		—	(0.7)
Interest expense		—	—		1.0	—

Total		$(3.1)	$(3.3)		$(2.3)	$(0.7)

(a)	Represents effective portion recognized in Other Comprehensive Income (“OCI”).
(b)	Represents portion excluded from effectiveness testing.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

The following table presents gain and loss activity (on a pretax basis) for the three months ended March 31, 2011 and 2010 related to derivative financial instruments not designated as effective hedges:

	Gain/(Loss) Recognized in Income (a)
	Three Months Ended March 31,
(in millions)	2011	2010
Derivatives not designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$—	$0.4
Foreign currency contracts	(1.5)	(7.5)
Commodity contracts	0.3	1.7
Fair value hedges:
Interest rate swaps	—	2.4

Total	$(1.2)	$(3.0)

(a)	Classified in SG&A.

Net Investment Hedge

The Company designated its Euro-denominated 7 1/2% senior subordinated notes due 2020, with an aggregate principal balance of €150 (the “Hedging Instrument”), as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-denominated subsidiaries. Foreign currency gains and losses on the Hedging Instrument are included as a component of AOCI. At March 31, 2011, $20.3 of deferred losses have been recorded in AOCI.

9. Fair Value Measurements

GAAP defines three levels of inputs that may be used to measure fair value and requires that the assets or liabilities carried at fair value be disclosed by the input level under which they were valued. The input levels are defined as follows:

Level 1:	Quoted market prices in active markets for identical assets and liabilities.

Level 2:	Observable inputs other than defined in Level 1, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3:	Unobservable inputs that are not corroborated by observable market data.

The following tables summarize assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

	March 31, 2011			December 31, 2010
	Fair Value Asset (Liability)			Fair Value Asset (Liability)
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Derivatives:
Assets	$—	$—	$—	$—	$0.1	$0.1
Liabilities	—	(37.3)	(37.3)	—	(34.4)	(34.4)
Available for sale securities	19.3	—	19.3	19.1	—	19.1

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

Due to the uncertainty described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of March 31, 2011.

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

11. Stockholders’ Equity

During the three months ended March 31, 2011, the Company repurchased approximately 0.7 million shares of its common stock under this stock repurchase program at a per share average price of $33.49. At March 31, 2011, approximately $32 remains available under this stock repurchase program.

On March 17, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.08625 per share of the Company’s common stock, or approximately $8 paid on April 29, 2011 to stockholders of record as of the close of business on April 1, 2011.

12. Earnings Per Share

The computations of the weighted average shares outstanding for the three months ended March 31, 2011 and 2010 are as follows:

	Three months ended March 31,
(in millions)	2011	2010
Weighted average shares outstanding:
Basic	88.9	89.3
Dilutive share-based awards (1)	0.6	—

Diluted	89.5	89.3

(1)	The three months ended March 31, 2010 excludes 0.8 million potentially dilutive share-based awards as their effect would be anti-dilutive.

Stock options and warrants to purchase 2.3 million and 2.2 million shares of the Company’s common stock at March 31, 2011 and 2010, respectively, had exercise prices that exceeded the average market price of the Company’s common stock for the three months ended March 31, 2011 and 2010, respectively. As such, these share-based awards did not affect the computation of diluted earnings per share.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

13. Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three months ended March 31, 2011 and 2010 are as follows:

	Three months ended March 31,
(in millions)	2011	2010
Net income (loss)	$19.0	$(59.0)
Derivative financial instruments	(3.2)	3.8
Unrealized gain (loss) on investment	0.2	(0.3)
Cumulative translation adjustment	29.8	(10.7)
Accrued benefit cost	4.1	0.2

Comprehensive income (loss)	$49.9	$(66.0)

14. Employee Benefit Plans

The components of pension and postretirement benefit expense for the three months ended March 31, 2011 and 2010 are as follows:

	Pension Benefits
	Three months ended March 31,
	2011			2010
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$—	$0.5	$0.5	$—	$0.3	$0.3
Interest cost	4.0	0.7	4.7	4.4	0.4	4.8
Expected return on plan assets	(3.9)	(0.4)	(4.3)	(3.4)	(0.3)	(3.7)
Amortization, net	0.8	—	0.8	0.8	—	0.8

Net periodic cost	$0.9	$0.8	$1.7	$1.8	$0.4	$2.2

	Postretirement Benefits
	Three months ended March 31,
(in millions)	2011	2010
Service cost	$0.1	$—
Interest cost	0.2	0.1
Amortization, net	(0.2)	(0.2)

Net periodic cost	$0.1	$(0.1)

15. Reorganization and Acquisition-Related Integration Costs

The Company did not incur any reorganization and acquisition-related integration costs (collectively, “reorganization costs”) for both the three months ended March 31, 2011 and 2010.

Accrued Reorganization Costs

Details and the activity related to accrued reorganization costs as of and for the three months ended March 31, 2011 are as follows:

(in millions)	Accrual Balance at December 31, 2010	Reorganization Costs, net	Payments	Foreign Currency and Other	Accrual Balance at March 31, 2011
Severance and other employee-related	$0.5	$—	$(0.1)	$—	$0.4
Other costs	9.5	—	(0.7)	—	8.8

Total	$10.0	$—	$(0.8)	$—	$9.2

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

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

The Outdoor Solutions segment manufactures or sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas grills, lanterns and flashlights, propane fuel, sleeping bags, tents and water recreation products such as inflatable boats, kayaks and tow-behinds. The Outdoor Solutions segment is also a leading provider of fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger®, Sebile®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, softball, football, basketball, field hockey and lacrosse products are sold under brand names such as deBeer®, Gait®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas® Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Helium®, Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as CAPP3L®, Ex Officio®, K2®, Marker®, Marmot®, Planet Earth®, Ride®, Völkl® and Zoot®, and premium air beds under brand names including Aero®, Aerobed® and Aero Sport®.

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

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

Segment information as of and for the three months ended March 31, 2011 and 2010 is as follows:

	Three months ended March 31, 2011
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$677.5	$346.8	$386.0	$89.0	$(15.9)	$1,483.4	$—	$1,483.4

Segment earnings (loss)	64.7	46.6	47.4	9.8	—	168.5	(34.4)	134.1
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	—	—	(5.3)	—	—	(5.3)	—	(5.3)
Depreciation and amortization	(14.7)	(7.2)	(14.6)	(3.0)	—	(39.5)	(0.6)	(40.1)

Operating earnings (loss)	$50.0	$39.4	$27.5	$6.8	$—	$123.7	$(35.0)	$88.7

Other segment data:
Total assets	$2,998.2	$1,753.2	$1,951.7	$216.4	$—	$6,919.5	$176.5	$7,096.0

	Three months ended March 31, 2010
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$614.2	$337.4	$169.0	$81.7	$(13.2)	$1,189.1	$—	$1,189.1

Segment earnings (loss)	55.8	46.1	16.9	8.5	—	127.3	(25.9)	101.4
Adjustments to reconcile to reported operating earnings (loss):
Transaction costs (1)	—	—	—	—	—	—	(21.1)	(21.1)
Venezuela hyperinflationary and devaluation charges (see Note 1)	—	—	—	—	—	—	(78.1)	(78.1)
Depreciation and amortization	(15.9)	(6.9)	(5.0)	(2.9)	—	(30.7)	(0.2)	(30.9)

Operating earnings (loss)	$39.9	$39.2	$11.9	$5.6	$—	$96.6	$(125.3)	$(28.7)

(1)	Primarily comprised of transactions costs related to the Acquisition (see Note 2).

17. Condensed Consolidating Financial Data

The Company’s Senior Notes and Senior Subordinated Notes (see Note 7) are fully guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these notes. Presented below is the condensed consolidating financial data of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010.

Condensed Consolidating Results of Operations

	Three months ended March 31, 2011
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$833.7	$683.0	$(33.3)	$1,483.4
Costs and expenses	45.0	739.3	643.7	(33.3)	1,394.7

Operating (loss) earnings	(45.0)	94.4	39.3	—	88.7
Other expense, net	51.2	8.5	10.0	—	69.7
Equity in the income of subsidiaries	115.2	29.8	—	(145.0)	—

Net income (loss)	$19.0	$115.7	$29.3	$(145.0)	$19.0

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)—(Continued)

(Unaudited)

	Three months ended March 31, 2010
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$784.4	$435.8	$(31.1)	$1,189.1
Costs and expenses	48.1	722.0	478.8	(31.1)	1,217.8

Operating (loss) earnings	(48.1)	62.4	(43.0)	—	(28.7)
Other expense, net	14.1	1.2	15.0	—	30.3
Equity in the income of subsidiaries	3.2	(62.6)	—	59.4	—

Net income (loss)	$(59.0)	$(1.4)	$(58.0)	$59.4	$(59.0)

Condensed Consolidating Balance Sheets

	As of March 31, 2011
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$91.6	$1,175.2	$2,116.9	$(10.0)	$3,373.7
Investment in subsidiaries	5,486.2	1,587.3	—	(7,073.5)	—
Non-current assets	150.0	3,812.2	963.6	(1,203.5)	3,722.3

Total assets	$5,727.8	$6,574.7	$3,080.5	$(8,287.0)	$7,096.0

Liabilities and stockholders’ equity
Current liabilities	$259.1	$614.5	$561.7	(6.7)	$1,428.6
Non-current liabilities	3,622.5	492.8	912.7	(1,206.8)	3,821.2
Stockholders’ equity	1,846.2	5,467.4	1,606.1	(7,073.5)	1,846.2

Total liabilities and stockholders’ equity	$5,727.8	$6,574.7	$3,080.5	$(8,287.0)	$7,096.0

	As of December 31, 2010
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$314.6	$998.6	$2,067.6	$(10.0)	$3,370.8
Investment in subsidiaries	5,340.3	1,739.8	93.4	(7,173.5)	—
Non-current assets	153.7	3,768.8	1,015.1	(1,215.4)	3,722.2

Total assets	$5,808.6	$6,507.2	$3,176.1	$(8,398.9)	$7,093.0

Liabilities and stockholders’ equity
Current liabilities	$217.4	$588.5	$878.0	(6.7)	$1,677.2
Non-current liabilities	3,770.7	504.3	539.0	(1,218.7)	3,595.3
Stockholders’ equity	1,820.5	5,414.4	1,759.1	(7,173.5)	1,820.5

Total liabilities and stockholders’ equity	$5,808.6	$6,507.2	$3,176.1	$(8,398.9)	$7,093.0

Condensed Consolidating Statements of Cash Flows

	Three months ended March 31, 2011
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(143.0)	$127.6	$(151.9)	$(167.3)
Financing activities:
Net change in short-term debt	—	—	6.1	6.1
Proceeds (payments) from (to) intercompany transactions	31.9	(103.6)	71.7	—
Proceeds from issuance of long-term debt	1,025.0	—	—	1,025.0
Payments on long-term debt	(1,086.9)	—	—	(1,086.9)
Issuance (repurchase) of common stock, net	(32.3)	—	—	(32.3)
Dividends paid	(7.3)	—	—	(7.3)
Other	(10.2)	—	—	(10.2)

Net cash provided by (used in) financing activities	(79.8)	(103.6)	77.8	(105.6)

Investing Activities:
Additions to property, plant and equipment	(0.3)	(23.0)	(3.7)	(27.0)
Acquisition of business and earnout payments, net of cash acquired	—	—	—	—
Other	—	1.0	—	1.0

Net cash used in investing activities	(0.3)	(22.0)	(3.7)	(26.0)

Effect of exchange rate changes on cash	—	—	9.1	9.1

Net increase (decrease) in cash and cash equivalents	(223.1)	2.0	(68.7)	(289.8)
Cash and cash equivalents at beginning of period	287.1	15.5	392.8	695.4

Cash and cash equivalents at end of period	$64.0	$17.5	$324.1	$405.6

	Three months ended March 31, 2010
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(341.8)	$47.0	$219.9	$(74.9)
Financing activities:
Net change in short-term debt	—	—	9.6	9.6
Proceeds (payments) from (to) intercompany transactions	(77.7)	(24.3)	102.0	—
Proceeds from issuance of long-term debt	486.1	—	—	486.1
Payments on long-term debt	(252.7)	—	—	(252.7)
Issuance (repurchase) of common stock, net	(2.7)	—	—	(2.7)
Dividends paid	(6.7)	—	—	(6.7)
Other	(12.6)	—	—	(12.6)

Net cash provided by (used in) financing activities	133.7	(24.3)	111.6	221.0

Investing Activities:
Additions to property, plant and equipment	(0.3)	(12.5)	(2.0)	(14.8)
Acquisition of business and earnout payments, net of cash acquired	—	(4.5)	—	(4.5)
Other	—	—	10.0	10.0

Net cash used in investing activities	(0.3)	(17.0)	8.0	(9.3)

Effect of exchange rate changes on cash	—	—	(13.2)	(13.2)

Net increase in cash and cash equivalents	(208.4)	5.7	326.3	123.6
Cash and cash equivalents at beginning of period	537.9	13.8	275.7	827.4

Cash and cash equivalents at end of period	$329.5	$19.5	$602.0	$951.0

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

The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the Company’s Forms 10-K, 10-Q and 8-K reports to the Securities and Exchange Commission (“SEC”). Please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a list of factors which could cause the Company’s actual results to differ materially from those projected in the Company’s forward-looking statements and certain risks and uncertainties that may affect the operations, performance and results of the Company’s businesses. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

We distribute our products in over 100 countries, primarily through club stores; craft stores; direct-to-consumer channels, primarily infomercials; department stores; drugstores; grocery retailers; home improvement stores; mass merchandisers; on-line; specialty retailers and wholesalers. The markets in which our businesses operate are generally highly competitive, based primarily on product quality, product innovation, price and customer service and support, although the degree and nature of such competition vary by location and product line. Since we operate primarily in the consumer products markets, we are generally affected by among other factors, overall economic conditions and the related impact on consumer confidence.

The Outdoor Solutions segment manufactures or sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas grills, lanterns and flashlights, propane fuel, sleeping bags, tents and water recreation products such as inflatable boats, kayaks and tow-behinds. The Outdoor Solutions segment is also a leading provider of fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger®, Sebile®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, softball, football, basketball, field hockey and lacrosse products are sold under brand names such as deBeer®, Gait®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas® Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Helium®, Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as CAPP3L®, Ex Officio®, K2®, Marker®, Marmot®, Planet Earth®, Ride®, Völkl® and Zoot®, and premium air beds under brand names including Aero®, Aerobed® and Aero Sport®.

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

Summary of Significant 2011 Activities

On March 31, 2011, the Company completed a new $1.275 billion senior secured credit facility (the “Facility”). The proceeds from the Facility and cash on hand were used to extinguish approximately $1.1 billion of debt outstanding, which was primarily comprised of the principal amount outstanding under the Company’s prior senior credit facility. The weighted average interest rate spread on the Facility decreased by over 60 basis points from the prior senior secured credit facility.

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

2011 Activity

The Company has not completed any acquisitions during 2011.

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

In addition, the Company completed three tuck-in acquisitions during 2010, including the acquisition of Aero Products International, Inc. (“Aero”) on October 1, 2010 and the acquisition of Quickie Manufacturing Corporation (“Quickie”) on December 17, 2010. Aero is a leading provider of premium, air-filled mattresses under brand names including Aero®, Aerobed® and Aero Sport®. The acquisition of Aero is expected to expand distribution channels, as well as expand the Company’s current Coleman product offerings of indoor and outdoor air beds and accessories. Aero is reported in the Company’s Outdoor Solutions segment and is included in the Company’s results of operations from October 1, 2010. Quickie is a leading supplier and distributor of innovative cleaning tools and supplies. Quickie designs, manufactures and distributes cleaning products including mops, brooms, dusters, dust pans, brushes, buckets and other supplies for traditional in-home use, as well as commercial and contractor-grade applications, sold primarily under the leading brands Quickie Original®, Quickie Home-Pro®, Quickie Professional®, Quickie Microban® and Quickie Green Cleaning®. Quickie is reported in the Company’s Branded Consumables segment and is included in the Company’s results of operations from December 17, 2010.

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

In March 2010, the SEC provided guidance on certain exchange rate issues specific to Venezuela. This SEC guidance, in part, requires that any differences between the amounts reported for financial reporting purposes and actual U.S. dollar denominated balances that may have existed prior to the application of the highly inflationary accounting requirements (effective January 1, 2010 for the Company) should be recognized in the statement of operations. As a result of applying this SEC guidance, the results of operations for the three months ended March 31, 2010 include a non-cash charge of $56.6 million related to remeasuring $32.0 million of U.S. dollar-denominated assets at the parallel exchange rate and subsequently translating at the official exchange rate. This charge is classified in SG&A.

The transfers of funds out of Venezuela are subject to restrictions, and historically payments for certain imported goods and services have been required to be transacted by exchanging Bolivars for U.S. dollars through securities transactions in the more unfavorable parallel market rather than at the more favorable official exchange rate. During the third quarter of 2010, the parallel market was discontinued and replaced with the newly created and government regulated System of Transactions in Foreign Currency Denominated Securities (“SITME”) market. Historically, the majority of the Company’s purchases have qualified for the official exchange rate. As such, the Company has been able to convert Bolivars at the official exchange rate and, based upon this ability, the Company does not expect further changes in the SITME market to have a material impact on the consolidated financial position, results of operations or cash flows of the Company. While the timing of government approval for settlement of payables at the official rate varies, the Company believes these payables will ultimately be approved and settled at the official exchange rate based on past experience. However, if in the future, further restrictions require the Company’s subsidiaries operating in Venezuela to convert an increasing amount of the Bolivar cash balances into U.S. dollars using the more unfavorable exchange rate, it could result in currency exchange losses that may be material to the Company’s results of operations. At March 31, 2011, the Company’s subsidiaries operating in Venezuela have approximately $16 million in cash denominated in U.S. dollars and cash of approximately $45 million held in Bolivars converted at the official exchange rate of 4.30 Bolivars per U.S. dollar.

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

While the likelihood or amount of a future devaluation in Venezuela is unknown, for illustrative purposes if the Company translated the results of operations for its Venezuela subsidiaries for the three months ended March 31, 2011 assuming an additional 50% devaluation versus using the actual official exchange rate of 4.30 in effect during that period, the Company’s consolidated net sales for the three months ended March 31, 2011 would have been reduced by less than 1%.

Results of Operations—Comparing 2011 to 2010

	Net Sales		Operating Earnings (Loss)
	Three months ended March 31,		Three months ended March 31,
(in millions)	2011	2010	2011	2010
Outdoor Solutions	$677.5	$614.2	$50.0	$39.9
Consumer Solutions	346.8	337.4	39.4	39.2
Branded Consumables	386.0	169.0	27.5	11.9
Process Solutions	89.0	81.7	6.8	5.6
Corporate	—	—	(35.0)	(125.3)
Intercompany eliminations	(15.9)	(13.2)	—	—

	$1,483.4	$1,189.1	$88.7	$(28.7)

Three Months Ended March 31, 2011 versus the Three Months Ended March 31, 2010

Net sales for the three months ended March 31, 2011 increased $294 million, or 24.7%, to $1.5 billion versus the same prior year period. The overall increase in net sales was primarily due to the 2010 acquisitions (approximately $240 million), increased point of sale in certain product categories, expanded product offerings and favorable foreign currency translation of approximately $12 million. Net sales in the Outdoor Solutions segment increased $63.3 million, or 10.3%, primarily as the result of increased sales in the Coleman business due to expanded air bed product offerings and earthquake-related sales; increased sales in the apparel, fishing and team sports businesses, which is primarily due to increased point of sale; and favorable foreign currency translation of approximately $8 million. Net sales in the Consumer Solutions segment increased $9.4 million, or 2.8%, primarily as the result of increased demand internationally, primarily in Latin America, which is primarily due to gains in distribution. Net sales in the Branded Consumables segment increased $217 million, or 128%, which is mainly due to the contribution from acquisitions (approximately $224 million) and increases in certain categories in the safety and security business, partially offset by softness in firelog and playing card sales. Net sales in the Process Solutions segment increased 8.9% on a year over year basis, primarily due an increase in coinage sales.

Cost of sales increased $202 million, or 22.9%, to $1.1 billion for the three months ended March 31, 2011 versus the same prior year period. The increase is primarily due to the 2010 acquisitions (approximately $160 million), increased sales and a $5.3 million charge during the three months ended March 31, 2011 related to the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory that requires the fair value of the inventory acquired to be valued at the sales price of the finished inventory, less costs to complete and a reasonable profit allowance for selling effort. Cost of sales as a percentage of net sales for the three months ended March 31, 2011 and 2010 was 72.9% and 74.0%, respectively.

SG&A decreased $24.7 million, or 7.3%, to $313 million for the three months ended March 31, 2011 versus the same prior year period. The change is primarily due to the $78.1 million of charges recorded during the three months ended March 31, 2010, related to the Company’s Venezuela operations (see “Venezuela Operations”), partially offset by the impact of the 2010 acquisitions.

Operating earnings for the three months ended March 31, 2011 in the Outdoor Solutions segment increased $10.1 million, or 25.3%, versus the same prior year period primarily due to the gross margin impact of higher sales, partially offset by a $5.6 million increase in SG&A. Operating earnings for the three months ended March 31, 2011 in the Consumer Solutions segment increased $0.2 million, or 0.5%, versus the same prior year period as increased gross margins during 2011 (approximately $7 million) were mostly offset by an increase in SG&A. Operating earnings for the three months ended March 31, 2011 in the Branded Consumables segment increased $15.6 million, or 131%, versus the same prior year period primarily due to the impact of the Acquisition. Operating earnings in the Process Solutions segment for the three months ended March 31, 2011 increased $1.2 million, or 21.4%, versus the same prior year period primarily as the result of the gross margin impact of higher sales.

Net interest increased by $4.9 million to $45.1 million for the three months ended March 31, 2011 versus the same prior year period due to higher average levels of outstanding debt versus the same prior year period. The Company’s weighted average interest rate for the three months ended March 31, 2011 and 2010 was approximately 5.5%.

The Company’s reported tax rate for the three months ended March 31, 2011 was approximately 38.3%. The Company’s reported tax rate for the three months ended March 31, 2010 was a benefit of approximately 14.4%. The increase from the statutory tax rate to the reported tax rate for the three months ended March 31, 2011 results principally from the U.S. tax expense of $0.5 million recognized on the undistributed foreign income. The decrease from the statutory tax rate to the reported tax rate (benefit) for the three months ended March 31, 2010 results principally from the tax expense ($32.5 million) due to non-deductible charges primarily related to the devaluation of the Bolivar and from the translation of U.S. dollar denominated net assets in Venezuela (see “Venezuela Operations”), offset by the tax benefit ($18.8 million) related to the reversal of a deferred tax liability attributable to the reduction of Venezuelan earnings considered as not permanently reinvested.

Net income for the three months ended March 31, 2011 increased $78.0 million to $19.0 million versus the same prior year period. For the three months ended March 31, 2011, earnings (loss) per share was $0.21 per diluted share versus ($0.66) per diluted share for the three months ended March 31, 2010. The increase in net income was primarily due to the $78.1 million of non-cash charges recorded during the three months ended March 31, 2010 related to the Company’s Venezuela operations (see “Venezuela Operations”), incremental earnings from acquisitions and the gross margin impact of higher sales, partially offset by an increase in interest expense ($4.9 million) and the loss on early extinguishment of debt ($12.8 million) recorded during the three months ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company believes that its cash and cash equivalents, cash generated from operations and the availability under the Facility and the credit facilities of certain foreign subsidiaries as of March 31, 2011, provides sufficient liquidity to support working capital requirements, planned capital expenditures, debt obligations, completion of current and future reorganization and acquisition-related integration programs and pension plan contribution requirements and for the foreseeable future.

Cash Flows from Operating Activities

Net cash used in operating activities was $167 million and $74.9 million for the three months ended March 31, 2011 and 2010, respectively. The change is primarily due to the timing of the seasonal inventory build in certain businesses, which resulted in comparatively higher seasonal inventory levels to that of the prior year; and a delay in the collection of certain accounts receivable due to the timing of the shipments to a major domestic retailer, which were deferred to the latter part of the first quarter of 2011, partially offset by increased operating results.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was ($106 million) and $221 million for the three months ended March 31, 2011 and 2010, respectively. The change is primarily due the period-over-period decrease in the proceeds from the issuance of long-term debt in excess of payments on long-term debt ($295 million) and the increase in the repurchase of common stock, net of shares tendered ($28.8 million).

Cash Flows from Investing Activities

Net cash used in investing activities was $26.0 million and $9.3 million the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011, capital expenditures were $27.0 million versus $14.8 million for the same prior year period. The Company expects to maintain capital expenditures at an annualized run-rate of approximately 2.5% of net sales.

Dividends

On March 17, 2011, the Company’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.08625 per share of the Company’s common stock, or approximately $8 million, paid on April 29, 2011 to stockholders of record as of the close of business on April 1, 2011. The Company anticipates a total annual dividend for 2011 of $0.345 per share of common stock, which represents an approximate 5% increase over the 2010 annualized dividend. However, the actual declaration of any future cash dividends, and the establishment of record and payment dates, will be subject to final determination by the Board each quarter after its review of the Company’s financial performance.

CAPITAL RESOURCES

On March 31, 2011 the Company completed a new $1.275 billion senior secured credit facility (the “Facility”), which is comprised of;

•	a $525 million senior secured term loan A facility maturing in March 2016, that bears interest at LIBOR plus a spread of 225 basis points;

•

a $500 million senior secured term loan B facility maturing in January 2017, which is subject to extension to 2018 under certain conditions, that bears interest at LIBOR plus a spread of 300 basis points; and

•

a $250 million senior secured revolving credit facility (the “Revolver”), which is comprised of a $175 million U.S. dollar component and a $75 million multi-currency component. The Revolver matures in March 2016 and bears interest at certain selected rates including an annual rate equal to LIBOR, plus a spread of 225 basis points. At March 31, 2011, there was no amount outstanding under the Revolver. The Company is required to pay commitment fees on the unused balance of the Revolver. At March 31, 2011, the annual commitment fee on unused balances was approximately 0.38%.

The proceeds from the Facility and cash on hand were used to extinguish the entire principal amount outstanding of approximately $1.1 billion under the Company’s prior senior secured credit facility and entire principal amount outstanding of approximately $22 million under a U.S. dollar-based term loan of a Canadian subsidiary (the “Canadian Term Loan”). As a result of these debt extinguishments, the Company recorded a $12.8 million loss on the extinguishment of debt.

At March 31, 2011, the Company had cash and cash equivalents of $406 million. At March 31, 2011, net availability under the Revolver was approximately $200 million, after deducting approximately $50 million of outstanding standby and commercial letters of credit.

The Company maintains a $300 million receivables purchase agreement (the “Securitization Facility”), that bears interest at a 2.0% over the commercial paper rate. The Securitization Facility matures in July 2013 and has an unused line fee of 0.95%. At March 31, 2011, the Securitization Facility had outstanding borrowings totaling $300 million.

Certain foreign subsidiaries of the Company maintain working capital lines of credits with their respective local financial institutions for use in operating activities. At March 31, 2011, the aggregate amount available under these lines of credit totaled approximately $64 million.

The Company was not in default of any of its debt covenants at March 31, 2011.

During the three months ended March 31, 2011, the Company repurchased approximately 0.7 million shares of its common stock under this stock repurchase program at a per share average price of $33.49. At March 31, 2011, approximately $32 million remains available under this stock repurchase program.

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

Fair Values Hedges

At March 31, 2011, the Company has $350 million notional amount outstanding in swap agreements that exchange a fixed rate of interest for variable rate of interest (LIBOR) plus an average spread of approximately 480 basis points. These floating rate swaps, which were entered into during the fourth quarter of 2010, are designated as fair value hedges against $350 million of principal on the 7 1/2% senior subordinated notes due 2017 for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cash Flow Hedges

At March 31, 2011, the Company had $650 million notional amount outstanding in swap agreements (which includes a $200 million notional amount forward-starting swap that becomes effective commencing December 30, 2011) that exchange variable interest rates

(LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through December 2013. At March 31, 2011, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swap, was approximately 1.7%. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (loss) (“AOCI”).

Forward Foreign Currency Contracts

The Company uses forward foreign currency contracts (“foreign currency contracts”) to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through December 2012. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At March 31, 2011, the Company had approximately $648 million notional amount of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases and sales.

At March 31, 2011, the Company had outstanding approximately $167 million notional amount of foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through March 2012. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These derivatives provide the Company with cost certainty, and in certain instances allow the Company to benefit should the cost of the commodity fall below certain dollar levels. At March 31, 2011, the Company had outstanding approximately $5 million notional amount of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through June 2011. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

The following table presents the fair value of derivative financial instruments as of March 31, 2011:

March 31, 2011
(in millions)	Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(3.5)
Foreign currency contracts	(19.3)
Fair value hedges:
Interest rate swaps	(12.8)

Subtotal	(35.6)

Derivatives not designated as effective hedges:
Foreign currency contracts	(2.2)
Commodity contracts	0.5

Subtotal	(1.7)

Total	$(37.3)

Net Investment Hedge

The Company designated its Euro-denominated 7 1/2% senior subordinated notes due 2020, with an aggregate principal balance of €150 million (the “Hedging Instrument”), as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-denominated subsidiaries. Foreign currency gains and losses on the Hedging Instrument are included as a component of AOCI. At March 31, 2011, $20.3 million of deferred losses have been recorded in AOCI.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Other than as discussed above, there have been no material changes from the information previously reported under Part II, Item 7A. in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by this quarterly report.

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

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company during the three months ended March 31, 2011, of equity securities of the Company:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Repurchase Program (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Repurchase Program (1)
January 1 – January 31	—	$—	4,066,503	$54,995,000
February 1 – February 28	—	—	4,066,503	$54,995,000
March 1 – March 31	687,832	33.49	4,754,335	$31,961,000

Total	687,832	$33.49

(1)	In November 2007, the Company announced that its Board authorized a stock repurchase program that would allow the Company to repurchase up to $100 million of its common stock. In March 2010, the Company’s Board authorized a $50 million increase in this existing stock repurchase program to allow the Company to repurchase an aggregate of up to $150 million of its common stock.

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit	Description

3.1

Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on

Form 10-K, filed with the Commission on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 15, 2005, and incorporated herein by reference).

3.4	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 19, 2007, and incorporated herein by reference).

3.5	Amendment No. 1 to the Amended and Restated Bylaws of the Company (filed as Exhibit 3.6 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 23, 2009, and incorporated herein by reference).

†10.1	Fourth Amended and Restated Employment Agreement, dated as of January 5, 2011, between the Company and Martin E. Franklin (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2011, and incorporated herein by reference).

†10.2	Fourth Amended and Restated Employment Agreement, dated as of January 5, 2011, between the Company and Ian G.H. Ashken (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2011, and incorporated herein by reference).

†10.3	Third Amended and Restated Employment Agreement, dated as of January 5, 2011, between the Company and James E. Lillie (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2011, and incorporated herein by reference).

†10.4	Restricted Stock Agreement, dated January 5, 2011, between the Company and Martin E. Franklin (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2011, and incorporated herein by reference).

†10.5	Restricted Stock Agreement, dated January 5, 2011, between the Company and Ian G.H. Ashken (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2011, and incorporated herein by reference).

†10.6	Restricted Stock Agreement, dated January 5, 2011, between the Company and James E. Lillie (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2011, and incorporated herein by reference).

10.7	Credit Agreement, dated as of March 31, 2011, among Jarden Corporation, as the US borrower, Jarden Lux Holdings S.à r.l., Jarden Lux S.à r.l. and Jarden Lux Finco S.à r.l., collectively as the Luxembourg Borrower, the several lenders and letter of credit issuers from time to time party thereto, and Barclays Bank PLC, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 6, 2011, and incorporated herein by reference).

Exhibit	Description

10.8	Pledge and Security Agreement, dated as of March 31, 2011, among Jarden Corporation, as a grantor, each other grantors signatory thereto and Barclays Bank PLC, as administrative agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on April 6, 2011, and incorporated herein by reference).

10.9	Guaranty, dated as of March 31, 2011, of Jarden Corporation and the several subsidiary guarantors signatory thereto (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on April 6, 2011, and incorporated herein by reference).

10.10	Amendment No. 1 to Second Amended and Restated Loan Agreement, dated as of March 31, 2011, among Jarden Receivables, LLC, as borrower, Jarden Corporation, as servicer, SunTrust Robinson Humphrey, Inc., as agent and administrator, and Three Pillars Funding LLC and Wells Fargo Bank, National Association, as lenders (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on April 6, 2011, and incorporated herein by reference)..

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three ended March 31, 2011, (ii) the Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the three ended March 31, 2011, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*	Filed herewith.
†	This Exhibit represents a management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2011

JARDEN CORPORATION (Registrant)

By:	/S/ RICHARD T. SANSONE
Name:	Richard T. Sansone
Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three ended March 31, 2011, (ii) the Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the three ended March 31, 2011, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*	Filed herewith