Form 10-Q
period 2011-06-30
JARDEN CORP
filed 2011-08-01
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2011
Common Stock, par value $0.01 per share	91,490,000 shares

JARDEN CORPORATION

Quarterly Report on Form 10-Q

For the three months ended June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net sales	$1,673.8	$1,547.5	$3,157.2	$2,736.6
Cost of sales	1,196.3	1,135.9	2,277.9	2,015.9

Gross profit	477.5	411.6	879.3	720.7
Selling, general and administrative	312.6	273.9	625.7	611.7
Impairment of goodwill and intangibles	—	18.3	—	18.3

Operating earnings	164.9	119.4	253.6	90.7
Interest expense, net	46.0	43.9	91.1	84.1
Loss on early extinguishment of debt	—	—	12.8	—

Income before taxes	118.9	75.5	149.7	6.6
Income tax provision	45.0	37.1	56.8	27.2

Net income (loss)	$73.9	$38.4	$92.9	$(20.6)

Earnings (loss) per share:
Basic	$0.83	$0.43	$1.05	$(0.23)
Diluted	$0.83	$0.43	$1.04	$(0.23)
Weighted average shares outstanding:
Basic	88.6	89.2	88.8	89.2
Diluted	89.1	90.0	89.3	89.2

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share amounts)

	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$494.6	$695.4
Accounts receivable, net of allowances of $73.3 and $64.7 at June 30, 2011 and December 31, 2010, respectively	1,110.8	1,067.7
Inventories	1,583.6	1,294.6
Deferred taxes on income	157.0	166.5
Prepaid expenses and other current assets	175.6	146.6

Total current assets	3,521.6	3,370.8

Property, plant and equipment, net	646.8	658.9
Goodwill	1,758.1	1,752.4
Intangibles, net	1,180.5	1,182.6
Other assets	129.8	128.3

Total assets	$7,236.8	$7,093.0

Liabilities
Short-term debt and current portion of long-term debt	$164.1	$434.6
Accounts payable	653.6	573.3
Accrued salaries, wages and employee benefits	171.8	180.2
Taxes on income	23.8	27.9
Other current liabilities	481.8	461.2

Total current liabilities	1,495.1	1,677.2

Long-term debt	3,033.7	2,806.0
Deferred taxes on income	461.8	458.7
Other non-current liabilities	311.1	330.6

Total liabilities	5,301.7	5,272.5

Commitments and contingencies (see Note 10)	—	—
Stockholders’ equity:
Preferred stock ($0.01 par value, 5.0 shares authorized, no shares issued at June 30, 2011 and December 31, 2010)	—	—
Common stock ($0.01 par value, 300 and 150 shares authorized at June 30, 2011 and December 31, 2010, respectively, 92.7 shares issued at June 30, 2011 and December 31, 2010)	0.9	0.9
Additional paid-in capital	1,442.8	1,450.2
Retained earnings	506.1	421.0
Accumulated other comprehensive income (loss)	25.1	(24.8)
Less: Treasury stock (1.2 and 0.9 shares, at cost, at June 30, 2011 and December 31, 2010, respectively)	(39.8)	(26.8)

Total stockholders’ equity	1,935.1	1,820.5

Total liabilities and stockholders’ equity	$7,236.8	$7,093.0

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$92.9	$(20.6)
Reconciliation of net income (loss) to net cash used in operating activities:
Depreciation and amortization	81.4	66.5
Impairment of goodwill and intangibles	—	18.3
Venezuela hyperinflationary and devaluation charges	—	78.1
Loss on early extinguishment of debt	12.8	—
Other non-cash items	43.1	3.5
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(8.6)	(64.3)
Inventory	(259.2)	(206.2)
Accounts payable	67.3	141.6
Other assets and liabilities	(54.4)	(18.8)

Net cash used in operating activities	(24.7)	(1.9)

Cash flows from financing activities:
Net change in short-term debt	2.7	7.7
Proceeds from issuance of long-term debt	1,025.0	486.1
Payments on long-term debt	(1,095.0)	(255.5)
Proceeds from issuance of stock, net of transaction fees	4.7	3.7
Repurchase of common stock and shares tendered for taxes	(44.7)	(27.7)
Dividends paid	(15.0)	(14.1)
Debt issuance costs	(12.1)	(12.6)
Other	2.2	(5.0)

Net cash provided by (used in) financing activities	(132.2)	182.6

Cash flows from investing activities:
Additions to property, plant and equipment	(51.1)	(64.6)
Acquisition of businesses, net of cash acquired and earnout payments	—	(508.6)
Other	(9.6)	9.0

Net cash used in investing activities	(60.7)	(564.2)

Effect of exchange rate changes on cash and cash equivalents	16.8	(34.0)

Net decrease in cash and cash equivalents	(200.8)	(417.5)
Cash and cash equivalents at beginning of period	695.4	827.4

Cash and cash equivalents at end of period	$494.6	$409.9

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

Supplemental Information

Stock-based compensation costs, which are included in selling, general and administrative expenses (“SG&A”), were $3.3 and $4.1 for the three months ended June 30, 2011 and 2010, respectively, and $18.9 and $20.6 for the six months ended June 30, 2011 and 2010, respectively.

Interest expense is net of interest income of $1.4 and $1.2 for the three months ended June 30, 2011 and 2010, respectively, and $2.6 and $2.9, for the six months ended June 30, 2011 and 2010, respectively.

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

In January 2010, the Venezuelan government announced its intention to devalue its currency (Bolivar) relative to the U.S. dollar. The official exchange rate for imported goods classified as essential, such as food and medicine, changed from 2.15 to 2.60 Bolivars per U.S. dollar, while payments for other non-essential goods moved to an official exchange rate of 4.30 Bolivars per U.S. dollar. As such, beginning in 2010, the financial statements of the Company’s subsidiaries operating in Venezuela are remeasured at and are reflected in the Company’s consolidated financial statements at the official exchange rate of 4.30, which is the Company’s expected settlement rate.

As a result of the change in the official exchange rate to 4.30 Bolivars per U.S. dollar, the Company recorded a non-cash pre-tax loss of approximately $21.5 in the first quarter of 2010, primarily reflecting the write-down of monetary assets as of January 1, 2010. This charge is classified in SG&A.

In March 2010, the SEC provided guidance on certain exchange rate issues specific to Venezuela. This SEC guidance, in part, requires that any differences between the amounts reported for financial reporting purposes and actual U.S. dollar-denominated balances that may have existed prior to the application of the highly inflationary accounting requirements (effective January 1, 2010 for the Company) should be recognized in the income statement. As a result of applying this SEC guidance, the results of operations for the six months ended June 30, 2010 include a non-cash charge of $56.6 classified in SG&A related to remeasuring U.S. dollar-denominated assets at the parallel exchange rate and subsequently translating at the official exchange rate. This SEC guidance was codified by the Financial Accounting Standards Board (the “FASB”) in May 2010, with the issuance of Accounting Standards Update (“ASU”) 2010-19.

New Accounting Guidance

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires companies to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Since ASU 2011-05 amends the disclosure requirements concerning comprehensive income, the adoption of ASU 2011-05 will not affect the consolidated financial position, results of operations or cash flows of the Company.

Adoption of New Accounting Guidance

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition” (“ASU 2009-13”). ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 was effective for the Company beginning in 2011. The adoption of the provisions of ASU 2009-13 did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

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

For the three and six months ended June 30, 2010, cost of sales includes a $25.3 charge for the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory related to acquisitions.

For the three and six months ended June 30, 2010, SG&A includes $2.1 and $20.6, respectively, in transaction costs related to acquisitions.

3. Inventories

Inventories are comprised of the following at June 30, 2011 and December 31, 2010:

(in millions)	June 30, 2011	December 31, 2010
Raw materials and supplies	$279.5	$231.8
Work-in-process	109.9	90.8
Finished goods	1,194.2	972.0

Total inventories	$1,583.6	$1,294.6

4. Property, Plant and Equipment

Property, plant and equipment, net, consist of the following at June 30, 2011 and December 31, 2010:

(in millions)	June 30, 2011	December 31, 2010
Land	$52.2	$49.6
Buildings	302.7	291.6
Machinery and equipment	1,008.4	973.9

	1,363.3	1,315.1
Less: Accumulated depreciation	(716.5)	(656.2)

Total property, plant and equipment, net	$646.8	$658.9

Depreciation of property, plant and equipment was $36.6 and $31.2 for the three months ended June 30, 2011 and 2010, respectively, and $72.0 and $57.7 for the six months ended June 30, 2011 and 2010, respectively.

5. Goodwill and Intangibles

Goodwill activity for the six months ended June 30, 2011 is as follows:

				June 30, 2011
(in millions)	Net Book Value at December 31, 2010	Additions	Foreign Exchange and Other Adjustments	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Goodwill
Outdoor Solutions	$684.0	$—	$2.5	$705.0	$(18.5)	$686.5
Consumer Solutions	492.6	—	0.2	492.8	—	492.8
Branded Consumables	554.3	4.6	(1.6)	741.2	(183.9)	557.3
Process Solutions	21.5	—	—	21.5	—	21.5

	$1,752.4	$4.6	$1.1	$1,960.5	$(202.4)	$1,758.1

Intangibles activity for the six months ended June 30, 2011 is as follows:

(in millions)	Gross Carrying Amount at December 31, 2010	Additions	Accumulated Amortization and Foreign Exchange	Net Book Value at June 30, 2011	Amortization Periods (years)
Intangibles
Patents	$7.2	$0.3	$(1.9)	$5.6	12-30
Non-compete agreements	3.7	—	(3.7)	—	1-5
Manufacturing process and expertise	42.1	—	(31.2)	10.9	3-7
Brand names	18.3	—	(1.2)	17.1	4-20
Customer relationships and distributor channels	253.6	—	(35.7)	217.9	10-35
Trademarks and tradenames	925.4	—	3.6	929.0	indefinite

	$1,250.3	$0.3	$(70.1)	$1,180.5

Amortization of intangibles was $4.7 and $4.4 for the three months ended June 30, 2011 and 2010, respectively, and $9.4 and $8.8 for the six months ended June 30, 2011 and 2010, respectively.

During the three months ended June 30, 2010, the Company recorded within the Branded Consumables segment a non-cash charge of $17.3 to reflect impairment of goodwill due to a decrease in the fair value of forecasted cash flows, reflecting the deterioration of revenues and margins in this segment’s Arts and Crafts business due to a decline in 2010 of forecasted sales to a major customer; and a non-cash charge of $1.0 to reflect the impairment of certain tradenames within this segment’s Arts and Crafts business due to a decrease in the fair value of forecasted cash flows, reflecting the deterioration of revenues and margins in the business due to a decline in 2010 of forecasted sales to a major customer.

6. Warranty Reserve

The warranty reserve activity for the six months ended June 30, 2011 is as follows:

(in millions)	2011
Warranty reserve at January 1,	$86.0
Provision for warranties issued	68.1
Warranty claims paid	(69.0)
Acquisitions and other adjustments	0.4

Warranty reserve at June 30,	$85.5

7. Debt

Debt is comprised of the following at June 30, 2011 and December 31, 2010:

(in millions)	June 30, 2011	December 31, 2010
Senior Secured Credit Facility Term Loans	$1,017.2	$1,059.8
8% Senior Notes due 2016 (1)	294.1	293.6
6 1/8% Senior Notes due 2022 (1)	300.0	300.0
7 1/2% Senior Subordinated Notes due 2017 (2)	648.1	639.8
7 1/2% Senior Subordinated Notes due 2020 (2)	483.7	470.2
Securitization Facility due 2014	300.0	300.0
Revolving Credit Facility	—	—
2% Subordinated Note due 2012	99.1	98.4
Non-U.S. borrowings	39.2	62.0
Other	16.4	16.8

Total debt (3)	3,197.8	3,240.6

Less: current portion	(164.1)	(434.6)

Total long-term debt	$3,033.7	$2,806.0

(1)	Collectively, the “Senior Notes.”
(2)	Collectively, the “Senior Subordinated Notes.”
(3)	At June 30, 2011 and December 31, 2010, the carrying value of total debt approximates fair market value.

On March 31, 2011, the Company completed a new $1.275 billion senior secured credit facility (the “Facility”), which is comprised of:

•	a $525 senior secured term loan A facility maturing in March 2016, that bears interest at LIBOR plus a spread of 225 basis points;

•	a $500 senior secured term loan B facility maturing in January 2017, which is subject to extension to 2018 under certain conditions, that bears interest at LIBOR plus a spread of 300 basis points; and

•

a $250 senior secured revolving credit facility (the “Revolver”), which is comprised of a $175 U.S. dollar component and a $75 multi-currency component. The Revolver matures in March 2016 and bears interest at certain selected rates, including LIBOR plus a spread of 225 basis points. At June 30, 2011, there was no amount outstanding under the Revolver. The Company is required to pay commitment fees on the unused balance of the Revolver. At June 30, 2011, the annual commitment fee on unused balances was approximately 0.38%.

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

The proceeds from the Facility and cash on hand were used to extinguish the entire principal amount outstanding of approximately $1.1 billion under the Company’s prior senior secured credit facility and the entire principal amount outstanding of approximately $22 under a U.S. dollar-based term loan of a Canadian subsidiary (the “Canadian Term Loan”). As a result of these debt extinguishments, the Company recorded a $12.8 loss on the extinguishment of debt, which is primarily comprised of a non-cash charge due to the write-off of deferred debt issuance costs relating to the prior senior secured credit facility.

During the six months ended June 30, 2011, $300 principal amount related to the securitization facility was reclassified from short-term debt to long-term debt based upon management’s intent to repay the securitization facility in accordance with its contractual maturity.

In May 2011, the Company entered into an amendment to its securitization facility that extended the term from July 2013 until May 2014 and reduced the borrowing rate margin and the unused line fee to 1.25% and 0.625% per annum, respectively.

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

Fair Values Hedges

At June 30, 2011, the Company had $250 notional amount outstanding in swap agreements that exchange a fixed rate of interest for variable rate of interest (LIBOR) plus an average spread of approximately 495 basis points. These floating rate swaps are designated as fair value hedges against $250 of principal on the 7 1/2% senior subordinated notes due 2017 for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

During June 2011, the Company terminated $100 notional amount outstanding in swap agreements that exchange a fixed rate of interest for a variable rate (LIBOR) of interest and received $2.3 in net proceeds. These floating rate swaps, which were to mature in 2017, were designated as fair value hedges against $100 of principal on the 7 1/2% senior subordinated notes due 2017. The gain on the termination of these swaps is deferred and is being amortized over the remaining contractual term of the terminated swaps.

Cash Flow Hedges

At June 30, 2011, the Company had $650 notional amount outstanding in swap agreements (which includes a $200 notional amount forward-starting swap that becomes effective commencing December 30, 2011) that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through December 2013. At June 30, 2011, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swap, was approximately 1.7%. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (loss) (“AOCI”).

Forward Foreign Currency Contracts

The Company uses forward foreign currency contracts (“foreign currency contracts”) to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales, that have maturity dates through February 2013. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At June 30, 2011, the Company had approximately $653 notional amount of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases and sales.

At June 30, 2011, the Company had outstanding approximately $210 notional amount of foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through December 2012. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty, and in certain instances allow the Company to benefit should the cost of the commodity fall below certain dollar thresholds. At June 30, 2011, the Company had outstanding approximately $12 notional amount of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through December 2011. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

The following table presents the fair value of derivative financial instruments as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Fair Value of Derivatives		Fair Value of Derivatives
(in millions)	Asset (a)	Liability (a)	Asset (a)	Liability (a)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$—	$7.8	$—	$5.3
Foreign currency contracts	3.5	19.3	4.5	18.9
Fair value hedges:
Interest rate swaps	—	4.1	—	10.2
Cross-currency swaps	—	—	—	4.1

Subtotal	3.5	31.2	4.5	38.5

Derivatives not designated as effective hedges:
Foreign currency contracts	1.4	2.8	1.3	2.6
Commodity contracts	0.1	0.3	0.9	—

Subtotal	1.5	3.1	2.2	2.6

Total	$5.0	$34.3	$6.7	$41.1

(a) Consolidated balance sheet location:
Asset: Other non-current assets
Liability: Other non-current liabilities

The following table presents gain and loss activity (on a pretax basis) for the three and six months ended June 30, 2011 and 2010 related to derivative financial instruments designated as effective hedges:

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Gain/(Loss)			Gain/(Loss)
(in millions)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(4.3)	—	$—	$4.1	0.5	$—
Foreign currency contracts	(2.6)	(7.5)	(2.3)	0.4	(3.3)	(0.3)

Total	$(6.9)	(7.5)	$(2.3)	$4.5	(2.8)	$(0.3)

Location of gain/(loss) in the consolidated results of operations:
Sales		$0.1	$—		$—	$—
Cost of Sales		(7.6)	—		(3.3)	—
SG&A		—	(2.3)		—	(0.3)
Interest expense		—	—		0.5	—

Total		$(7.5)	$(2.3)		$(2.8)	$(0.3)

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Gain/(Loss)			Gain/(Loss)
(in millions)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(2.5)	$—	$—	$5.8	$1.5	$—
Foreign currency contracts	(11.7)	(10.6)	(5.6)	2.0	(6.6)	(1.0)

Total	$(14.2)	$(10.6)	$(5.6)	$7.8	$(5.1)	$(1.0)

Location of gain/(loss) in the consolidated results of operations:
Sales		$(0.4)	$—		$0.4	$—
Cost of Sales		(10.2)	—		(7.0)	—
SG&A		—	(5.6)		—	(1.0)
Interest expense		—	—		1.5	—

Total		$(10.6)	$(5.6)		$(5.1)	$(1.0)

(a)	Represents effective portion recognized in Other Comprehensive Income (“OCI”).
(b)	Represents portion excluded from effectiveness testing.

At June 30, 2011, deferred net losses of approximately $16 within AOCI are expected to be reclassified to earnings over the next twelve months.

The following table presents gain and loss activity (on a pretax basis) for the three and six months ended June 30, 2011 and 2010 related to derivative financial instruments not designated as effective hedges:

	Gain/(Loss) Recognized in Income (a)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Derivatives not designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$—	$0.5	$—	$0.9
Foreign currency contracts	0.6	0.3	(0.9)	(7.2)
Commodity contracts	(0.3)	(2.1)	—	(0.4)
Fair value hedges:
Interest rate swaps	—	16.2	—	18.6

Total	$0.3	$14.9	$(0.9)	$11.9

(a)	Classified in SG&A.

Net Investment Hedge

The Company has designated its Euro-denominated 7 1/2% senior subordinated notes due 2020, with an aggregate principal balance of €150 (the “Hedging Instrument”), as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-denominated subsidiaries. Foreign currency gains and losses on the Hedging Instrument are included as a component of AOCI. At June 30, 2011, $23.0 of deferred losses have been recorded in AOCI.

9. Fair Value Measurements

GAAP defines three levels of inputs that may be used to measure fair value and requires that the assets or liabilities carried at fair value be disclosed by the input level under which they were valued. The input levels are defined as follows:

Level 1:	Quoted market prices in active markets for identical assets and liabilities.

Level 2:	Observable inputs other than defined in Level 1, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3:	Unobservable inputs that are not corroborated by observable market data.

The following table summarizes assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
	Fair Value Asset (Liability)			Fair Value Asset (Liability)
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Derivatives:
Assets	$—	$0.1	$0.1	$—	$0.1	$0.1
Liabilities	—	(29.4)	(29.4)	—	(34.4)	(34.4)
Available for sale securities	19.1	—	19.1	19.1	—	19.1

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

In addition to ongoing environmental compliance at its operations, the Company also is actively engaged in environmental remediation activities, the majority of which relates to divested operations and sites. Various of the Company’s subsidiaries have been identified by the EPA or a state environmental agency as a PRP pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law at various sites (collectively, the “Environmental Sites”). The Company has established reserves to cover the anticipated probable costs of investigation and remediation, based upon periodic reviews of all sites for which they have, or may have, remediation responsibility. The Company accrues environmental investigation and remediation costs when it is probable that a liability has been incurred, the amount of the liability can be reasonably estimated and their responsibility for the liability is established. Generally, the timing of these accruals coincides with the earlier of a formal commitment to an investigation plan, completion of a feasibility study or a commitment to a formal plan of action. The Company accrues its best estimate of investigation and remediation costs based upon facts known at such dates, and because of the inherent difficulties in estimating the ultimate amount of environmental costs, which are further described below, these estimates may materially change in the future as a result of the uncertainties described below. Estimated costs, which are based upon experience with similar sites and technical evaluations, are judgmental in nature and are recorded at discounted amounts without considering the impact of inflation and are adjusted periodically to reflect changes in applicable laws or regulations, changes in available technologies and receipt by the Company of new information. It is difficult to estimate the ultimate level of future environmental expenditures due to a number of uncertainties surrounding environmental liabilities. These uncertainties include the applicability of laws and regulations, changes in environmental remediation requirements, the enactment of additional regulations, uncertainties surrounding remediation procedures including the development of new technology, the identification of new sites for which various of the Company’s subsidiaries could be a PRP, information relating to the exact nature and extent of the contamination at each Environmental Site and the extent of required cleanup efforts, the uncertainties with respect to the ultimate outcome of issues which may be actively contested and the varying costs of alternative remediation strategies.

Due to the uncertainty described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of June 30, 2011.

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

The Company and/or its subsidiaries are therefore party to various personal injury and property damage lawsuits relating to their products and incidental to their business. Annually, the Company sets its product liability insurance program which is an occurrence-based program based on the Company and its subsidiaries’ current and historical claims experience and the availability and cost of insurance. The Company’s product liability insurance program generally includes a self-insurance retention per occurrence.

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

11. Stockholders’ Equity

During the three and six months ended June 30, 2011, the Company repurchased approximately 0.3 million and 1.0 million shares, respectively, of its common stock under its stock repurchase program at a per share average price of $31.68 and $32.97, respectively. At June 30, 2011, approximately $23 remains available under this stock repurchase program.

At the Company’s annual meeting of stockholders on June 13, 2011, the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation, as amended, to increase the number of shares of authorized common stock from 150 million to 300 million shares.

12. Earnings Per Share

The computations of the weighted average shares outstanding for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Weighted average shares outstanding:
Basic	88.6	89.2	88.8	89.2
Dilutive share-based awards (1)	0.5	0.8	0.5	—

Diluted	89.1	90.0	89.3	89.2

(1)	The six months ended June 30, 2010 excludes 0.9 million potentially dilutive share-based awards as their effect would be anti-dilutive.

Stock options and warrants to purchase 2.2 million and 2.4 million shares of the Company’s common stock at June 30, 2011 and 2010, respectively, had exercise prices that exceeded the average market price of the Company’s common stock for the three months ended June 30, 2011 and 2010, respectively. As such, these share-based awards did not affect the computation of diluted earnings per share.

13. Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Net income (loss)	$73.9	$38.4	$92.9	$(20.6)
Foreign currency translation	17.9	(40.2)	47.7	(50.9)
Derivative financial instruments	0.9	4.9	(2.3)	8.7
Accrued benefit costs	0.4	0.2	4.5	0.4
Unrealized gain (loss) on investment	(0.2)	(0.7)	—	(1.0)

Comprehensive income (loss)	$92.9	$2.6	$142.8	$(63.4)

14. Employee Benefit Plans

The components of pension and postretirement benefit expense for the three and six months ended June 30, 2011 and 2010 are as follows:

	Pension Benefits
	Three months ended June 30,
	2011			2010
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$0.1	$0.4	$0.5	$0.1	$0.3	$0.4
Interest cost	4.0	0.7	4.7	4.4	0.7	5.1
Expected return on plan assets	(3.9)	(0.3)	(4.2)	(3.4)	(0.3)	(3.7)
Amortization, net	0.8	—	0.8	0.8	—	0.8

Net periodic expense	$1.0	$0.8	$1.8	$1.9	$0.7	$2.6

	Six months ended June 30,
	2011			2010
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$0.1	$0.9	$1.0	$0.1	$0.7	$0.8
Interest cost	8.0	1.4	9.4	8.8	1.1	9.9
Expected return on plan assets	(7.8)	(0.7)	(8.5)	(6.8)	(0.6)	(7.4)
Amortization, net	1.6	—	1.6	1.6	—	1.6

Net periodic expense	$1.9	$1.6	$3.5	$3.7	$1.2	$4.9

	Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Service cost	$0.1	$0.1	$0.2	$0.1
Interest cost	0.2	0.2	0.4	0.3
Amortization, net	(0.2)	(0.2)	(0.4)	(0.4)

Net periodic expense	$0.1	$0.1	$0.2	$—

15. Reorganization and Acquisition-Related Integration Costs

The Company did not incur any reorganization and acquisition-related integration costs (collectively, “reorganization costs”) for the three and six months ended June 30, 2011 and 2010.

Accrued Reorganization Costs

Details and the activity related to accrued reorganization costs as of and for the six months ended June 30, 2011 are as follows:

(in millions)	Accrual Balance at December 31, 2010	Reorganization Costs, net	Payments	Foreign Currency and Other	Accrual Balance at June 30, 2011
Severance and other employee-related	$0.5	$—	$(0.1)	$—	$0.4
Other costs	9.5	—	(1.3)	(0.2)	8.0

Total	$10.0	$—	$(1.4)	$(0.2)	$8.4

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

The Outdoor Solutions segment manufactures or sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas grills, lanterns and flashlights, propane fuel, sleeping bags, tents and water recreation products such as inflatable boats, kayaks and tow-

behinds. The Outdoor Solutions segment is also a leading provider of fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger®, Sebile®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, softball, football, basketball, field hockey and lacrosse products are sold under brand names such as deBeer®, Gait®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas® Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Helium®, Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as CAPP3L®, Ex Officio®, K2®, Marker®, Marmot®, Planet Earth®, Ride®, Völkl® and Zoot®, and premium air beds under brand names including Aero®, Aerobed® and Aero Sport®.

The Consumer Solutions segment manufactures or sources, markets and distributes a diverse line of household products, including kitchen appliances and personal care and wellness products for home use. This segment maintains a strong portfolio of globally recognized brands including Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam® and Villaware®. The principal products in this segment include clippers and trimmers for professional use in the beauty and barber and animal categories; electric blankets, mattress pads and throws; household kitchen appliances, such as blenders, coffeemakers, irons, mixers, slow cookers, toasters, toaster ovens and vacuum packaging machines; personal care and wellness products, such as air purifiers, fans, heaters and humidifiers, for home use; products for the hospitality industry; and scales for consumer use.

The Branded Consumables segment manufactures or sources, markets and distributes a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples, including arts and crafts paint brushes, brooms, brushes, buckets, children’s card games, clothespins, collectible tins, condoms, cord, rope and twine, dusters, dust pans, feeding bottles, fencing, fire extinguishing products, firelogs and firestarters, home canning jars and accessories, kitchen matches, mops, other craft items, pacifiers, plastic cutlery, playing cards and accessories, rubber gloves and related cleaning products, safes, security cameras, security doors, smoke and carbon monoxide alarms, soothers, sponges, storage organizers and workshop accessories, teats, toothpicks, window guards and other accessories. This segment markets products under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, Billy Boy®, BRK®, Crawford®, Diamond®, Dicon®, Fiona®, First Alert®, First Essentials®, Forster®, Hoyle®, Java-Log®, KEM®, Kerr®, Lehigh®, Leslie-Locke®, Lillo®, Loew-Cornell®, Mapa®, NUK®, Pine Mountain®, Quickie Green Cleaning®, Quickie Home-Pro®, Quickie Microban®, Quickie Original®, Quickie Professional®, Spontex®, Tigex® and Wellington® brand names, among others.

The Process Solutions segment manufactures, markets and distributes a wide variety of plastic products including closures, contact lens packaging, medical disposables, plastic cutlery and rigid packaging. Many of these products are consumable in nature or represent components of consumer products. This segment’s materials business produces specialty nylon polymers, conductive fibers and monofilament used in various products, including woven mats used by paper producers and weed trimmer cutting line, as well as fiberglass radio antennas for marine, citizen band and military applications. This segment is also the largest North American producer of niche products fabricated from solid zinc strip and is the sole source supplier of copper plated zinc penny blanks to the United States Mint and a major supplier to the Royal Canadian Mint, as well as a supplier of brass, bronze and nickel plated finishes on steel and zinc for coinage to other international markets. In addition, the Company manufactures a line of industrial zinc products marketed globally for use in the architectural, automotive, construction, electrical component and plumbing markets.

Segment information as of and for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three months ended June 30, 2011
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$772.8	$389.2	$434.1	$92.3	$(14.6)	$1,673.8	$—	$1,673.8

Segment earnings (loss)	118.9	51.0	59.9	9.6	—	239.4	(33.2)	206.2
Adjustments to reconcile to reported operating earnings (loss):
Depreciation and amortization	(15.3)	(7.5)	(14.9)	(3.0)	—	(40.7)	(0.6)	(41.3)

Operating earnings (loss)	$103.6	$43.5	$45.0	$6.6	$—	$198.7	$(33.8)	$164.9

Other segment data:
Total assets	$2,941.2	$1,833.7	$2,017.3	$210.8	$—	$7,003.0	$233.8	$7,236.8

	Three months ended June 30, 2010
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$695.8	$381.1	$384.9	$100.0	$(14.3)	$1,547.5	$—	$1,547.5

Segment earnings (loss)	113.4	43.4	55.9	11.9	—	224.6	(32.6)	192.0
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	—	—	(25.3)	—	—	(25.3)	—	(25.3)
Transaction costs (1)	—	—	—	—	—	—	6.6	6.6
Impairment of goodwill and intangibles	—	—	(18.3)	—	—	(18.3)	—	(18.3)
Depreciation and amortization	(15.7)	(6.7)	(10.0)	(2.9)	—	(35.3)	(0.3)	(35.6)

Operating earnings (loss)	$97.7	$36.7	$2.3	$9.0	$—	$145.7	$(26.3)	$119.4

	Six months ended June 30, 2011
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$1,450.3	$736.0	$820.1	$181.3	$(30.5)	$3,157.2	$—	$3,157.2

Segment earnings (loss)	183.6	97.6	107.3	19.4	—	407.9	(67.6)	340.3
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	—	—	(5.3)	—	—	(5.3)	—	(5.3)
Depreciation and amortization	(30.0)	(14.7)	(29.5)	(6.0)	—	(80.2)	(1.2)	(81.4)

Operating earnings (loss)	$153.6	$82.9	$72.5	$13.4	$—	$322.4	$(68.8)	$253.6

	Six months ended June 30, 2010
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$1,310.0	$718.5	$553.9	$181.7	$(27.5)	$2,736.6	$—	$2,736.6

Segment earnings (loss)	169.2	89.5	72.8	20.4	—	351.9	(58.5)	293.4
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	—	—	(25.3)	—	—	(25.3)	—	(25.3)
Transaction costs (2)	—	—	—	—	—	—	(14.5)	(14.5)
Venezuela hyperinflationary and devaluation charges (see Note 1)	—	—	—	—	—	—	(78.1)	(78.1)
Impairment of goodwill and intangibles	—	—	(18.3)	—	—	(18.3)	—	(18.3)
Depreciation and amortization	(31.6)	(13.6)	(15.0)	(5.8)	—	(66.0)	(0.5)	(66.5)

Operating earnings (loss)	$137.6	$75.9	$14.2	$14.6	$—	$242.3	$(151.6)	$90.7

(1)	Primarily comprised of transaction costs related to acquisitions of $2.1 (see Note 2) and a $10.1 mark-to-market gain associated with the Company’s Euro-denominated debt and intercompany loans.

(2)	Primarily comprised of transaction costs related to acquisitions of $20.6 (see Note 2) and a $10.1 mark-to-market gain associated with the Company’s Euro-denominated debt and intercompany loans.

17. Condensed Consolidating Financial Data

The Company’s Senior Notes and Senior Subordinated Notes (see Note 7) are fully guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these notes. Presented below is the condensed consolidating financial data of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010.

Condensed Consolidating Results of Operations

	Three months ended June 30, 2011
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,016.7	$704.5	$(47.4)	$1,673.8
Costs and expenses	36.0	882.6	637.7	(47.4)	1,508.9

Operating (loss) earnings	(36.0)	134.1	66.8	—	164.9
Other expense, net	69.4	7.7	13.9	—	91.0
Equity in the income of subsidiaries	179.3	49.3	—	(228.6)	—

Net income (loss)	$73.9	$175.7	$52.9	$(228.6)	$73.9

	Three months ended June 30, 2010
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$998.4	$585.4	$(36.3)	$1,547.5
Costs and expenses	34.4	877.4	552.6	(36.3)	1,428.1

Operating (loss) earnings	(34.4)	121.0	32.8	—	119.4
Other expense, net	65.9	2.7	12.4	—	81.0
Equity in the income of subsidiaries	138.7	17.3	—	(156.0)	—

Net income (loss)	$38.4	$135.6	$20.4	$(156.0)	$38.4

	Six months ended June 30, 2011
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,850.4	$1,387.5	$(80.7)	$3,157.2
Costs and expenses	81.0	1,621.9	1,281.4	(80.7)	2,903.6

Operating (loss) earnings	(81.0)	228.5	106.1	—	253.6
Other expense, net	120.6	16.2	23.9	—	160.7
Equity in the income of subsidiaries	294.5	79.1	—	(373.6)	—

Net income (loss)	$92.9	$291.4	$82.2	$(373.6)	$92.9

	Six months ended June 30, 2010
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,782.8	$1,021.2	$(67.4)	$2,736.6
Costs and expenses	82.5	1,599.4	1,031.4	(67.4)	2,645.9

Operating (loss) earnings	(82.5)	183.4	(10.2)	—	90.7
Other expense, net	80.0	3.9	27.4	—	111.3
Equity in the income of subsidiaries	141.9	(45.3)	—	(96.6)	—

Net income (loss)	$(20.6)	$134.2	$(37.6)	$(96.6)	$(20.6)

Condensed Consolidating Balance Sheets

	As of June 30, 2011
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$169.0	$1,198.6	$2,164.0	$(10.0)	$3,521.6
Investment in subsidiaries	5,678.5	1,622.4	0.3	(7,301.2)	—
Non-current assets	149.4	3,968.0	964.0	(1,366.2)	3,715.2

Total assets	$5,996.9	$6,789.0	$3,128.3	$(8,677.4)	$7,236.8

Liabilities and stockholders’ equity
Current liabilities	$249.8	$652.5	$599.4	(6.6)	$1,495.1
Non-current liabilities	3,812.0	479.9	884.3	(1,369.6)	3,806.6
Stockholders’ equity	1,935.1	5,656.6	1,644.6	(7,301.2)	1,935.1

Total liabilities and stockholders’ equity	$5,996.9	$6,789.0	$3,128.3	$(8,677.4)	$7,236.8

	As of December 31, 2010
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$314.6	$998.6	$2,067.6	$(10.0)	$3,370.8
Investment in subsidiaries	5,340.3	1,739.8	93.4	(7,173.5)	—
Non-current assets	153.7	3,768.8	1,015.1	(1,215.4)	3,722.2

Total assets	$5,808.6	$6,507.2	$3,176.1	$(8,398.9)	$7,093.0

Liabilities and stockholders’ equity
Current liabilities	$217.4	$588.5	$878.0	(6.7)	$1,677.2
Non-current liabilities	3,770.7	504.3	539.0	(1,218.7)	3,595.3
Stockholders’ equity	1,820.5	5,414.4	1,759.1	(7,173.5)	1,820.5

Total liabilities and stockholders’ equity	$5,808.6	$6,507.2	$3,176.1	$(8,398.9)	$7,093.0

Condensed Consolidating Statements of Cash Flows

	Six months ended June 30, 2011
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(111.3)	$192.3	$(105.7)	$(24.7)
Financing activities:
Net change in short-term debt	—	—	2.7	2.7
Proceeds (payments) from (to) intercompany transactions	100.7	(136.8)	36.1	—
Proceeds from issuance of long-term debt	1,025.0	—	—	1,025.0
Payments on long-term debt	(1,095.0)	—	—	(1,095.0)
Issuance (repurchase) of common stock, net	(40.0)	—	—	(40.0)
Dividends paid	(15.0)	—	—	(15.0)
Other	(9.9)	—	—	(9.9)

Net cash provided by (used in) financing activities	(34.2)	(136.8)	38.8	(132.2)

Investing Activities:
Additions to property, plant and equipment	(0.5)	(43.6)	(7.0)	(51.1)
Acquisition of business and earnout payments, net of cash acquired	—	—	—	—
Other	—	(9.6)	—	(9.6)

Net cash used in investing activities	(0.5)	(53.2)	(7.0)	(60.7)

Effect of exchange rate changes on cash	—	—	16.8	16.8

Net increase (decrease) in cash and cash equivalents	(146.0)	2.3	(57.1)	(200.8)
Cash and cash equivalents at beginning of period	287.1	15.5	392.8	695.4

Cash and cash equivalents at end of period	$141.1	$17.8	$335.7	$494.6

	Six months ended June 30, 2010
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(116.3)	$246.7	$(132.3)	$(1.9)
Financing activities:
Net change in short-term debt	—	—	7.7	7.7
Proceeds (payments) from (to) intercompany transactions	78.0	(210.0)	132.0	—
Proceeds from issuance of long-term debt	486.1	—	—	486.1
Payments on long-term debt	(255.5)	—	—	(255.5)
Issuance (repurchase) of common stock, net	(24.0)	—	—	(24.0)
Dividends paid	(14.1)	—	—	(14.1)
Other	(17.6)	—	—	(17.6)

Net cash provided by (used in) financing activities	252.9	(210.0)	139.7	182.6

Investing Activities:
Additions to property, plant and equipment	(25.5)	(28.6)	(10.5)	(64.6)
Acquisition of business and earnout payments, net of cash acquired	(504.1)	(4.5)	—	(508.6)
Other	(9.3)	—	18.3	9.0

Net cash used in investing activities	(538.9)	(33.1)	7.8	(564.2)

Effect of exchange rate changes on cash	—	—	(34.0)	(34.0)

Net increase in cash and cash equivalents	(402.3)	3.6	(18.8)	(417.5)
Cash and cash equivalents at beginning of period	537.9	13.8	275.7	827.4

Cash and cash equivalents at end of period	$135.6	$17.4	$256.9	$409.9

The amounts reflected as proceeds (payments) from (to) intercompany transactions represent cash flows originating from transactions conducted between Guarantor Subsidiaries, Non-Guarantor Subsidiaries and Parent in the normal course of business operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

From time to time, the Company may make or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. Such statements are necessarily estimates reflecting management’s best judgment based on current information. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Such statements are usually identified by the use of words or phrases such as “believes”, “anticipates”, “expects”, “estimates”, “planned”, “outlook” and “goal”. Because forward-looking statements involve risks and uncertainties, the Company’s actual results could differ materially. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in forward-looking statements. All statements addressing trends, events, developments, operating performance, potential acquisitions or liquidity that the Company anticipates or expects will occur in the future are forward-looking statements.

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

The Company distributes its products in over 100 countries, primarily through club stores; craft stores; direct-to-consumer channels, primarily infomercials; department stores; drugstores; grocery retailers; home improvement stores; mass merchandisers; on-line; specialty retailers and wholesalers. The markets in which the Company’s businesses operate are generally highly competitive, based primarily on product quality, product innovation, price and customer service and support, although the degree and nature of such competition vary by location and product line. Since the Company operates primarily in the consumer products markets, it is generally affected by among other factors, overall economic conditions and the related impact on consumer confidence.

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

The Consumer Solutions segment manufactures or sources, markets and distributes a diverse line of household products, including kitchen appliances and personal care and wellness products for home use. This segment maintains a strong portfolio of globally recognized brands including Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam® and Villaware®. The principal products in this segment include clippers and trimmers for professional use in the beauty and barber and animal categories; electric blankets, mattress pads and throws; household kitchen appliances, such as blenders, coffeemakers, irons, mixers, slow cookers, toasters, toaster ovens and vacuum packaging machines; personal care and wellness products, such as air purifiers, fans, heaters and humidifiers, for home use; products for the hospitality industry; and scales for consumer use.

The Branded Consumables segment manufactures or sources, markets and distributes a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples, including arts and crafts paint brushes, brooms, brushes, buckets, children’s card games, clothespins, collectible tins, condoms, cord, rope and twine, dusters, dust pans, feeding bottles, fencing, fire extinguishing products, firelogs and firestarters, home canning jars and accessories, kitchen matches, mops, other craft items, pacifiers, plastic cutlery, playing cards and accessories, rubber gloves and related cleaning products, safes, security cameras, security doors, smoke and carbon monoxide alarms, soothers, sponges, storage organizers and workshop accessories, teats, toothpicks, window guards and other accessories. This segment markets products under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, Billy Boy®, BRK®, Crawford®, Diamond®, Dicon®, Fiona®, First Alert®, First Essentials®, Forster®, Hoyle®, Java-Log®, KEM®, Kerr®, Lehigh®, Leslie-Locke®, Lillo®, Loew-Cornell®, Mapa®, NUK®, Pine Mountain®, Quickie Green Cleaning®, Quickie Home-Pro®, Quickie Microban®, Quickie Original®, Quickie Professional®, Spontex®, Tigex® and Wellington® brand names, among others.

The Process Solutions segment manufactures, markets and distributes a wide variety of plastic products including closures, contact lens packaging, medical disposables, plastic cutlery and rigid packaging. Many of these products are consumable in nature or represent components of consumer products. This segment’s materials business produces specialty nylon polymers, conductive fibers and monofilament used in various products, including woven mats used by paper producers and weed trimmer cutting line, as well as fiberglass radio antennas for marine, citizen band and military applications. This segment is also the largest North American producer of niche products fabricated from solid zinc strip and is the sole source supplier of copper plated zinc penny blanks to the United States Mint and a major supplier to the Royal Canadian Mint, as well as a supplier of brass, bronze and nickel plated finishes on steel and zinc for coinage to other international markets. In addition, the Company manufactures a line of industrial zinc products marketed globally for use in the architectural, automotive, construction, electrical component and plumbing markets.

Summary of Significant 2011 Activities

On March 31, 2011, the Company completed a new $1.275 billion senior secured credit facility (the “Facility”). The proceeds from the Facility and cash on hand were used to extinguish approximately $1.1 billion of debt outstanding, which was primarily comprised of the principal amount outstanding under the Company’s prior senior secured credit facility. The weighted average interest rate spread on the Facility decreased by over 60 basis points from the prior senior secured credit facility.

Acquisitions

Consistent with the Company’s historical acquisition strategy, to the extent the Company pursues future acquisitions, the Company intends to focus on businesses with product offerings that provide geographic or product diversification, or expansion into related categories that can be marketed through the Company’s existing distribution channels or provide us with new distribution channels for its existing products, thereby increasing marketing and distribution efficiencies. Furthermore, the Company expects that acquisition candidates would demonstrate a combination of attractive margins, strong cash flow characteristics, category leading positions and products that generate recurring revenue. The Company anticipates that the fragmented nature of the consumer products market will continue to provide opportunities for growth through strategic acquisitions of complementary businesses. However, there can be no assurance that the Company will complete an acquisition in any given year or that any such acquisition will be significant or successful. The Company will only pursue a candidate when it is deemed to be fiscally prudent and that meets the Company’s acquisition criteria. The Company anticipates that any future acquisitions would be financed through any combination of cash on hand, operating cash flow, availability under its existing credit facilities and new capital market offerings.

2011 Activity

During 2011, the Company did not complete any significant acquisitions.

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

As discussed hereinafter, the Company’s results of operation for the three and six months ended June 30, 2011 and 2010 have been affected in varying degrees by the inclusion of Mapa Spontex, Aero and Quickie from their respective acquisition dates of April 1, 2010, October 1, 2010 and December 17, 2010, respectively. Furthermore, during the second quarter of 2011, the integration of Aero into the operating results of the Company’s existing Coleman business was to a large extent completed.

Venezuela Operations

In January 2010, the Venezuelan government announced its intention to devalue its currency (Bolivar) relative to the U.S. dollar. The official exchange rate for imported goods classified as essential, such as food and medicine, changed from 2.15 to 2.60 Bolivars per U.S. dollar, while payments for other non-essential goods moved to an official exchange rate of 4.30 Bolivars per U.S. dollar. As such, beginning in 2010, the financial statements of the Company’s subsidiaries operating in Venezuela are remeasured at and are reflected in the Company’s consolidated financial statements at the official exchange rate of 4.30, which is the Company’s expected settlement rate.

As a result of the change in the official exchange rate to 4.30 Bolivars per U.S. dollar, the Company recorded a non-cash pre-tax loss of approximately $21.5 million in the first quarter of 2010, primarily reflecting the write-down of monetary assets as of January 1, 2010. This charge is classified in selling, general and administrative costs (“SG&A”).

In March 2010, the SEC provided guidance on certain exchange rate issues specific to Venezuela. This SEC guidance, in part, requires that any differences between the amounts reported for financial reporting purposes and actual U.S. dollar-denominated balances that may have existed prior to the application of the highly inflationary accounting requirements (effective January 1, 2010 for the Company) should be recognized in the statement of operations. As a result of applying this SEC guidance, the results of operations for the six months ended June 30, 2010 include a non-cash charge of $56.6 million related to remeasuring U.S. dollar-denominated assets at the parallel exchange rate and subsequently translating at the official exchange rate. This charge is classified in SG&A.

The transfers of funds out of Venezuela are subject to restrictions, and historically payments for certain imported goods and services have been required to be transacted by exchanging Bolivars for U.S. dollars through securities transactions in the more unfavorable parallel market rather than at the more favorable official exchange rate. During the third quarter of 2010, the parallel market was discontinued and replaced with the newly created and government regulated System of Transactions in Foreign Currency Denominated Securities (“SITME”) market. Historically, the majority of the Company’s purchases have qualified for the official exchange rate. As such, the Company has been able to convert Bolivars at the official exchange rate and, based upon this ability, the Company does not expect further changes in the SITME market to have a material impact on the consolidated financial position, results of operations or cash flows of the Company. While the timing of government approval for settlement of payables at the official rate varies, the Company believes these payables will ultimately be approved and settled at the official exchange rate based on past experience. However, if in the future, further restrictions require the Company’s subsidiaries operating in Venezuela to convert an increasing amount of the Bolivar cash balances into U.S. dollars using the more unfavorable exchange rate, it could result in currency exchange losses that may be material to the Company’s results of operations. At June 30, 2011, the Company’s subsidiaries operating in Venezuela have approximately $16 million in cash denominated in U.S. dollars and cash of approximately $47 million held in Bolivars converted at the official exchange rate of 4.30 Bolivars per U.S. dollar.

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

While the likelihood or amount of a future devaluation in Venezuela is unknown, for illustrative purposes if the Company translated the results of operations for its subsidiaries operating in Venezuela for the three and six months ended June 30, 2011 assuming an additional 50% devaluation versus using the actual official exchange rate of 4.30 in effect during that period, the Company’s consolidated net sales for the three and six months ended June 30, 2011 would have been reduced by less than 1%.

Results of Operations—Comparing 2011 to 2010

Three Months Ended June 30, 2011 versus the Three Months Ended June 30, 2010

	Net Sales		Operating Earnings (Loss)
	Three months ended June 30,		Three months ended June 30,
(in millions)	2011	2010	2011	2010
Outdoor Solutions	$772.8	$695.8	$103.6	$97.7
Consumer Solutions	389.2	381.1	43.5	36.7
Branded Consumables	434.1	384.9	45.0	2.3
Process Solutions	92.3	100.0	6.6	9.0
Corporate	—	—	(33.8)	(26.3)
Intercompany eliminations	(14.6)	(14.3)	—	—

	$1,673.8	$1,547.5	$164.9	$119.4

Net sales for the three months ended June 30, 2011 increased $126 million, or 8.2%, to $1.7 billion versus the same prior year period. The overall increase in net sales was primarily due to the impact of acquisitions (approximately $68 million), increased point of sale in certain product categories, expanded product offerings and favorable foreign currency translation of approximately $54 million, partially offset by weakness in certain product categories primarily related to unfavorable weather conditions. Net sales in the Outdoor Solutions segment increased $77 million, or 11.1%, primarily as the result of increased sales in the Coleman business due to expanded air bed product offerings, increased point of sale and earthquake-related sales; increased sales in the apparel and team sports businesses, which is primarily due to increased point of sale; and favorable foreign currency translation of approximately $29 million, partially offset by weakness in the fishing business, which was negatively affected by unfavorable weather conditions and the natural disasters in Japan. Net sales in the Consumer Solutions segment increased $8.1 million, or 2.1%, primarily as the result of increased demand internationally, primarily in Latin America, which is primarily due to gains in distribution. Net sales in the Branded Consumables segment increased $49.2 million, or 12.8%, which is mainly due to the contribution from acquisitions (approximately $39 million) and favorable foreign currency translation of approximately $19 million, partially offset by softness in food preservation sales, which is primarily due to weather-related seasonal delays. Net sales in the Process Solutions segment decreased 7.7% on a year-over-year basis, primarily due to weakness in the plastics business.

Cost of sales increased $60.4 million, or 5.3%, to $1.2 billion for the three months ended June 30, 2011 versus the same prior year period. The increase is primarily due to the impact of acquisitions and foreign currency translation (approximately $37 million) and increased sales, partially offset by a $25.3 million charge recorded during the three months ended June 30, 2010 related to the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory related to the Acquisition that requires the fair value of the inventory acquired to be valued at the sales price of the finished inventory, less costs to complete and a reasonable profit allowance for selling effort. Cost of sales as a percentage of net sales for the three months ended June 30, 2011 and 2010 was 71.5% and 73.4%, respectively (71.8% for the three months ended June 30, 2010 excluding the charge for the elimination of manufacturer’s profit in inventory).

SG&A increased $38.7 million, or 14.1%, to $313 million for the three months ended June 30, 2011 versus the same prior year period. The increase is primarily due to the impact of acquisitions and gains recorded during the three months ended June 30, 2010 related to derivatives not designated as effective hedges ($14.9 million) and a mark-to-market gain ($10.1 million) associated with the Company’s Euro-denominated debt and intercompany loans.

Operating earnings for the three months ended June 30, 2011 in the Outdoor Solutions segment increased $5.9 million, or 6.0%, versus the same prior year period primarily due to the gross margin impact of higher sales (approximately $23 million), partially offset by a $17.3 million increase in SG&A. Operating earnings for the three months ended June 30, 2011 in the Consumer Solutions segment increased $6.8 million, or 18.5%, versus the same prior year period primarily due to increased gross margins during 2011 (approximately $16 million), partially offset by an increase in SG&A ($9.0 million). Operating earnings for the three months ended June 30, 2011 in the Branded Consumables segment increased $42.7 million, or 1,857%, versus the same prior year period primarily due to the impact of acquisitions and the charges recorded during the three months ended June 30, 2010 related to the impairment of goodwill and intangible assets ($18.3 million) and the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory ($25.3 million) related to the Acquisition. Operating earnings in the Process Solutions segment for the three months ended June 30, 2011 decreased $2.4 million, or 26.7%, versus the same prior year period primarily as the result of the negative gross margin impact of lower sales and higher commodity costs.

Net interest increased by $2.1 million to $46.0 million for the three months ended June 30, 2011 versus the same prior year period due to higher average levels of outstanding debt versus the same prior year period. The Company’s weighted average interest rate for the three months ended June 30, 2011 and 2010 was approximately 5.4% and 5.8%, respectively.

The Company’s reported tax rate for the three months ended June 30, 2011 and 2010 was approximately 37.8% and 49.1%, respectively. The increase from the statutory tax rate to the reported tax rate for the three months ended June 30, 2011 results principally from U.S. tax expense ($2.5 million) related to the taxation of foreign income and the establishment of a foreign valuation allowance. The increase from the statutory tax rate to the reported tax rate for the three months ended June 30, 2010 results principally from the tax expense ($1.1 million) due to non-deductible charges primarily related to the currency devaluation in Venezuela (see “Venezuela Operations”) and the tax expense ($6.0 million) related to non-deductible transaction costs attributable to the Acquisition.

Net income for the three months ended June 30, 2011 increased $35.5 million to $73.9 million versus the same prior year period. For the three months ended June 30, 2011 and 2010, earnings per diluted share were $0.83 and $0.43, respectively, The increase in net income was primarily due to: charges recorded during the three months ended June 30, 2010 related to the impairment of goodwill and intangible assets ($18.3 million) and the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory ($25.3 million); incremental earnings from acquisitions; and the gross margin impact of higher sales.

Six Months Ended June 30, 2011 versus the Six Months Ended June 30, 2010

	Net Sales		Operating Earnings (Loss)
	Six months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Outdoor Solutions	$1,450.3	$1,310.0	$153.6	$137.6
Consumer Solutions	736.0	718.5	82.9	75.9
Branded Consumables	820.1	553.9	72.5	14.2
Process Solutions	181.3	181.7	13.4	14.6
Corporate	—	—	(68.8)	(151.6)
Intercompany eliminations	(30.5)	(27.5)	—	—

	$3,157.2	$2,736.6	$253.6	$90.7

Net sales for the six months ended June 30, 2011 increased $421 million, or 15.4%, to $3.2 billion versus the same prior year period. The overall increase in net sales was primarily due to the impact of acquisitions (approximately $310 million), increased point of sale in certain product categories, expanded product offerings and favorable foreign currency translation of approximately $66 million, partially offset by weakness in certain product categories, primarily related to unfavorable weather conditions. Net sales in the Outdoor Solutions segment increased $140 million, or 10.7%, primarily as the result of increased sales in the Coleman business due to expanded air bed product offerings, increased point of sale and earthquake-related sales, increased sales in the apparel and team sports businesses, which is primarily due to increased point of sale; and favorable foreign currency translation of approximately $37 million; partially offset by weakness in the fishing business, which was negatively affected by unfavorable weather conditions and the natural disasters in Japan. Net sales in the Consumer Solutions segment increased $17.5 million, or 2.4%, primarily as the result of increased demand internationally, primarily in Latin America, which is primarily due to gains in distribution. Net sales in the Branded Consumables segment increased $266 million, or 48.1%, which is mainly due to the contribution from acquisitions (approximately $260 million), increases in certain categories in the safety and security business and favorable foreign currency translation of approximately $20 million, partially offset by softness in firelog and playing card sales, as well as softness in food preservation sales, which is primarily due to weather-related seasonal delays. Net sales in the Process Solutions segment decreased 0.2% on a year-over-year basis.

Cost of sales increased $262 million, or 13.0%, to $2.3 billion for the six months ended June 30, 2011 versus the same prior year period. The increase is primarily due to the impact of acquisitions (approximately $220 million), foreign currency translation (approximately $45 million) and increased sales, partially offset by a $25.3 million charge recorded during the six months ended June 30, 2010 related to the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory related to the Acquisition. Cost of sales as a percentage of net sales for the six months ended June 30, 2011 and 2010 was 72.2% and 73.7%, respectively (72.7% for the six months ended June 30, 2010 excluding the charge for the elimination of manufacturer’s profit in inventory).

SG&A increased $14.0 million, or 2.3%, to $626 million for the six months ended June 30, 2011 versus the same prior year period. The change is primarily due to the $78.1 million of charges recorded during the six months ended June 30, 2010, related to the Company’s Venezuela operations (see “Venezuela Operations”), partially offset by the impact of acquisitions.

Operating earnings for the six months ended June 30, 2011 in the Outdoor Solutions segment increased $16.0 million, or 11.6%, versus the same prior year period primarily due to the gross margin impact of higher sales (approximately $39 million), partially offset by a $22.9 million increase in SG&A. Operating earnings for the six months ended June 30, 2011 in the Consumer Solutions segment increased $7.0 million, or 9.2%, versus the same prior year period primarily due to increased gross margins during 2011 (approximately $23 million), partially offset by an increase in SG&A ($15.9 million). Operating earnings for the six months ended June 30, 2011 in the Branded Consumables segment increased $58.3 million, or 411%, versus the same prior year period primarily due to the impact of acquisitions and the charges recorded during the six months ended June 30, 2010 related to the impairment of goodwill and intangible assets ($18.3 million) and the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory ($25.3 million) related to the Acquisition. Operating earnings in the Process Solutions segment for the six months ended June 30, 2011 decreased $1.2 million, or 8.2%.

Net interest increased by $7.0 million to $91.1 million for the six months ended June 30, 2011 versus the same prior year period due to higher average levels of outstanding debt versus the same prior year period. The Company’s weighted average interest rate for the six months ended June 30, 2011 and 2010 was approximately 5.5% and 5.7%, respectively.

The Company’s reported tax rate for the six months ended June 30, 2011 and 2010 was approximately 37.9% and 412%, respectively. The increase from the statutory tax rate to the reported tax rate for the six months ended June 30, 2011 results principally from U.S. tax expense ($3.0 million) related to the taxation of foreign income and the establishment of a foreign valuation allowance. The increase from the statutory tax rate to the reported tax rate for the six months ended June 30, 2010 results principally from the tax expense ($33.6 million) due to non-deductible charges primarily related to the currency devaluation in Venezuela and from the translation of U.S. dollar-denominated net assets in Venezuela (see “Venezuela Operations”) and a tax charge ($6.0 million) related to non-deductible transaction costs attributable to the Acquisition, partially offset by the tax benefit ($18.8 million) related to the reversal of a deferred tax liability attributable to the reduction of Venezuelan earnings considered as not permanently reinvested.

Net income for the six months ended June 30, 2011 increased $114 million to $92.9 million versus the same prior year period. For the six months ended June 30, 2011 and 2010, earnings (loss) per diluted share were $1.04 and ($0.23), respectively. The increase in net income was primarily due to: charges recorded during the six months ended June 30, 2010, which include, $78.1 million of non-cash charges related to the Company’s Venezuela operations (see “Venezuela Operations”), impairment charges for goodwill and intangible assets ($18.3 million) and the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory ($25.3 million); incremental earnings from acquisitions; and the gross margin impact of higher sales, partially offset by an increase in interest expense ($7.0 million) and the loss on early extinguishment of debt ($12.8 million) recorded during the six months ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company believes that its cash and cash equivalents, cash generated from operations and the availability under the Facility and the credit facilities of certain foreign subsidiaries as of June 30, 2011 provide sufficient liquidity to support working capital requirements, planned capital expenditures, debt obligations, completion of current and future reorganization and acquisition-related integration programs and pension plan contribution requirements for the foreseeable future.

Cash Flows from Operating Activities

Net cash used in operating activities was $24.7 million and $1.9 million for the six months ended June 30, 2011 and 2010, respectively. Improved operating results in 2011 were more than offset by unfavorable working capital changes. The changes are primarily due to the timing of the purchase of comparatively higher seasonal inventory levels in certain businesses, combined with the timing of payments related to the corresponding accounts payable and an increase in cash interest paid.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was ($132 million) and $183 million for the six months ended June 30, 2011 and 2010, respectively. The change is primarily due the period-over-period decrease in the proceeds from the issuance of long-term debt in excess of payments on long-term debt ($301 million) and the increase in the repurchase of common stock, net of shares tendered ($17.0 million).

Cash Flows from Investing Activities

Net cash used in investing activities was $60.7 million and $564 million for the three months ended June 30, 2011 and 2010, respectively. Cash used for the acquisition of businesses, net of cash acquired and earnout payments for the six months ended June 30, 2011 decreased $509 million over the same period in 2010 due to the Acquisition. For the six months ended June 30, 2011, capital expenditures were $51.1 million versus $64.6 million for the same prior year period. The Company expects to maintain capital expenditures at an annualized run-rate of approximately 2.5% of net sales.

Dividends

On July 1, 2011, the Company’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.08625 per share of the Company’s common stock, or approximately $8 million, paid on July 29, 2011 to stockholders of record as of the close of business on July 11, 2011. The Company anticipates a total annual dividend for 2011 of $0.345 per share of common stock, which represents approximately a 5% increase over the 2010 annualized dividend. However, the actual declaration of any future cash dividends, and the establishment of record and payment dates, will be subject to final determination by the Board each quarter after its review of the Company’s financial performance.

CAPITAL RESOURCES

On March 31, 2011, the Company completed the Facility, which is comprised of:

•	a $525 million senior secured term loan A facility maturing in March 2016, that bears interest at LIBOR plus a spread of 225 basis points;

•

a $500 million senior secured term loan B facility maturing in January 2017, which is subject to extension to 2018 under certain conditions, that bears interest at LIBOR plus a spread of 300 basis points; and

•

a $250 million senior secured revolving credit facility (the “Revolver”), which is comprised of a $175 million U.S. dollar component and a $75 million multi-currency component. The Revolver matures in March 2016 and bears interest at certain selected rates, including LIBOR plus a spread of 225 basis points. At June 30, 2011, there was no amount outstanding under the Revolver. The Company is required to pay commitment fees on the unused balance of the Revolver. At June 30, 2011, the annual commitment fee on unused balances was approximately 0.38%.

The proceeds from the Facility and cash on hand were used to extinguish the entire principal amount outstanding of approximately $1.1 billion under the Company’s prior senior secured credit facility and the entire principal amount outstanding of approximately $22 million under a U.S. dollar-based term loan of a Canadian subsidiary (the “Canadian Term Loan”). As a result of these debt extinguishments, the Company recorded a $12.8 million loss on the extinguishment of debt, which is primarily comprised of a non-cash charge due to the write-off of deferred debt issuance costs relating to the prior senior secured credit facility.

At June 30, 2011, the Company had cash and cash equivalents of $495 million. At June 30, 2011, net availability under the Revolver was approximately $191 million, after deducting approximately $59 million of outstanding standby and commercial letters of credit.

At June 30, 2011, the Company’s $300 million receivables purchase agreement (the “Securitization Facility”) had outstanding borrowings totaling $300 million. In May 2011, the Company entered into an amendment to the Securitization Facility that extended the term from July 2013 until May 2014 and reduced the borrowing rate margin and the unused line fee to 1.25% and 0.625% per annum, respectively.

Certain foreign subsidiaries of the Company maintain working capital lines of credits with their respective local financial institutions for use in operating activities. At June 30, 2011, the aggregate amount available under these lines of credit totaled approximately $84 million.

The Company was not in default of any of its debt covenants at June 30, 2011.

During the three and six months ended June 30, 2011, the Company repurchased approximately 0.3 million and 1.0 million shares, respectively, of its common stock under its stock repurchase program at a per share average price of $31.68 and $32.97, respectively.

At June 30, 2011, approximately $23 million remains available under this stock repurchase program.

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

Fair Values Hedges

At June 30, 2011, the Company had $250 million notional amount outstanding in swap agreements that exchange a fixed rate of interest for variable rate of interest (LIBOR) plus an average spread of approximately 495 basis points. These floating rate swaps are designated as fair value hedges against $250 million of principal on the 7 1/2% senior subordinated notes due 2017 for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

During June 2011, the Company terminated $100 million notional amount outstanding in swap agreements that exchange a fixed rate of interest for a variable rate (LIBOR) of interest and received $2.3 million in net proceeds. These floating rate swaps, which were to mature in 2017, were designated as fair value hedges against $100 million of principal on the 7 1/2% senior subordinated notes due 2017. The gain on the termination of these swaps is deferred and is being amortized over the remaining contractual term of the terminated swaps.

Cash Flow Hedges

At June 30, 2011, the Company had $650 million notional amount outstanding in swap agreements (which includes a $200 million notional amount forward-starting swap that becomes effective commencing December 30, 2011) that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through December 2013. At June 30, 2011, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swap, was approximately 1.7%. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (loss) (“AOCI”).

Forward Foreign Currency Contracts

The Company uses forward foreign currency contracts (“foreign currency contracts”) to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through February 2013. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At June 30, 2011, the Company had approximately $653 million notional amount of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases and sales.

At June 30, 2011, the Company had outstanding approximately $210 million notional amount of foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through December 2012. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty, and in certain instances allow the Company to benefit should the cost of the commodity fall below certain dollar thresholds. At June 30, 2011, the Company had outstanding approximately $12 million notional amount of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through December 2011. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

The following table presents the fair value of derivative financial instruments as of June 30, 2011:

June 30, 2011
(in millions)	Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(7.8)
Foreign currency contracts	(15.8)
Fair value hedges:
Interest rate swaps	(4.1)

Subtotal	(27.7)

Derivatives not designated as effective hedges:
Foreign currency contracts	(1.4)
Commodity contracts	(0.2)

Subtotal	(1.6)

Total	$(29.3)

Net Investment Hedge

The Company designated its Euro-denominated 7 1/2% senior subordinated notes due 2020, with an aggregate principal balance of €150 million (the “Hedging Instrument”), as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-denominated subsidiaries. Foreign currency gains and losses on the Hedging Instrument are included as a component of AOCI. At June 30, 2011, $23.0 million of deferred losses have been recorded in AOCI.

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

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the period covered by this quarterly report.

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

The Company and/or its subsidiaries are therefore party to various personal injury and property damage lawsuits relating to their products and incidental to its business. Annually, the Company sets its product liability insurance program, which is an occurrence-based program based on the Company and its subsidiaries’ current and historical claims experience and the availability and cost of insurance. The Company’s product liability insurance program generally includes a self-insurance retention per occurrence.

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

The following table provides information about purchases by the Company during the three months ended June 30, 2011, of equity securities of the Company:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Repurchase Program (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Repurchase Program (1)
April 1 – April 30	—	$—	4,754,335	$31,961,000
May 1 – May 31	—	—	4,754,335	$31,961,000
June 1 – June 30	279,309	31.68	5,033,644	$23,112,000

Total	279,309	$31.68

(1)	In November 2007, the Company announced that its Board authorized a stock repurchase program that would allow the Company to repurchase up to $100 million of its common stock. In March 2010, the Board authorized a $50 million increase in this existing stock repurchase program to allow the Company to repurchase an aggregate of up to $150 million of its common stock.

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 15, 2005, and incorporated herein by reference).

3.4	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 17, 2011, and incorporated herein by reference).

3.5	Second Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 17, 2011, and incorporated herein by reference).

10.1	Amendment No. 2 to Second Amended and Restated Loan Agreement, dated as of May 12, 2011, by and among Jarden Receivables, LLC, as borrower, Jarden Corporation, as servicer, SunTrust Robinson Humphrey, Inc., as administrator, and Three Pillars Funding LLC and Wells Fargo Bank, National Association, as lenders (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 18, 2011, and incorporated herein by reference).

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011, (ii) the Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011, and (iv) and Notes to Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*	Filed herewith.
†	This Exhibit represents a management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2011 JARDEN CORPORATION (Registrant)

By:	/S/ RICHARD T. SANSONE
Name:	Richard T. Sansone
Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011, (ii) the Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*	Filed herewith