Form 10-Q
period 2011-09-30
JARDEN CORP
filed 2011-11-01
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2011
Common Stock, par value $0.01 per share	90,799,000 shares

JARDEN CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net sales	$1,784.7	$1,601.9	$4,941.9	$4,338.5
Cost of sales	1,267.7	1,144.0	3,545.6	3,159.9

Gross profit	517.0	457.9	1,396.3	1,178.6
Selling, general and administrative	326.0	281.1	951.7	892.8
Reorganization costs	6.2	—	6.2	—
Impairment of goodwill and intangibles	—	0.7	—	19.0

Operating earnings	184.8	176.1	438.4	266.8
Interest expense, net	43.7	46.2	134.8	130.3
Loss on early extinguishment of debt	—	—	12.8	—

Income before taxes	141.1	129.9	290.8	136.5
Income tax provision	50.4	49.3	107.2	76.5

Net income	$90.7	$80.6	$183.6	$60.0

Earnings per share:
Basic	$1.03	$0.91	$2.08	$0.67
Diluted	$1.03	$0.90	$2.06	$0.67
Weighted average shares outstanding:
Basic	87.7	88.9	88.4	89.1
Diluted	88.2	89.6	88.9	89.9

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share amounts)

	September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$446.3	$695.4
Accounts receivable, net of allowances of $79.9 and $64.7 at September 30, 2011 and December 31, 2010, respectively	1,188.6	1,067.7
Inventories	1,569.2	1,294.6
Deferred taxes on income	126.4	166.5
Prepaid expenses and other current assets	185.9	146.6

Total current assets	3,516.4	3,370.8

Property, plant and equipment, net	618.9	658.9
Goodwill	1,756.8	1,752.4
Intangibles, net	1,169.8	1,182.6
Other assets	127.2	128.3

Total assets	$7,189.1	$7,093.0

Liabilities
Short-term debt and current portion of long-term debt	$162.9	$434.6
Accounts payable	641.1	573.3
Accrued salaries, wages and employee benefits	162.5	180.2
Taxes on income	28.8	27.9
Other current liabilities	478.7	461.2

Total current liabilities	1,474.0	1,677.2

Long-term debt	3,016.7	2,806.0
Deferred taxes on income	462.5	458.7
Other non-current liabilities	324.4	330.6

Total liabilities	5,277.6	5,272.5

Commitments and contingencies (see Note 10)	—	—

Stockholders’ equity:
Preferred stock ($0.01 par value, 5.0 shares authorized, no shares issued at September 30, 2011 and December 31, 2010)	—	—
Common stock ($0.01 par value, 300 and 150 shares authorized at September 30, 2011 and December 31, 2010, respectively, 92.7 shares issued at September 30, 2011 and December 31, 2010)	0.9	0.9
Additional paid-in capital	1,418.7	1,450.2
Retained earnings	581.2	421.0
Accumulated other comprehensive income (loss)	(33.6)	(24.8)
Less: Treasury stock (1.9 and 0.9 shares, at cost, at September 30, 2011 and December 31, 2010, respectively)	(55.7)	(26.8)

Total stockholders’ equity	1,911.5	1,820.5

Total liabilities and stockholders’ equity	$7,189.1	$7,093.0

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$183.6	$60.0
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	121.7	103.0
Impairment of goodwill and intangibles	—	19.0
Venezuela hyperinflationary and devaluation charges	—	78.1
Loss on early extinguishment of debt	12.8	—
Other non-cash items	84.7	49.6
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(129.5)	(135.1)
Inventory	(288.6)	(291.0)
Accounts payable	66.3	124.3
Other assets and liabilities	(26.5)	6.3

Net cash provided by operating activities	24.5	14.2

Cash flows from financing activities:
Net change in short-term debt	2.7	59.1
Proceeds from issuance of long-term debt	1,025.0	486.1
Payments on long-term debt	(1,102.8)	(258.2)
Proceeds from issuance of stock, net of transaction fees	4.9	4.0
Repurchase of common stock and shares tendered for taxes	(89.0)	(37.2)
Dividends paid	(22.6)	(21.4)
Debt issuance costs	(12.3)	(17.7)
Other	7.1	(5.0)

Net cash provided by (used in) financing activities	(187.0)	209.7

Cash flows from investing activities:
Additions to property, plant and equipment	(79.4)	(95.6)
Acquisition of businesses, net of cash acquired and earnout payments	(13.4)	(489.5)
Other	4.8	9.8

Net cash used in investing activities	(88.0)	(575.3)

Effect of exchange rate changes on cash and cash equivalents	1.4	(19.9)

Net decrease in cash and cash equivalents	(249.1)	(371.3)
Cash and cash equivalents at beginning of period	695.4	827.4

Cash and cash equivalents at end of period	$446.3	$456.1

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

Supplemental Information

Stock-based compensation costs, which are included in selling, general and administrative expenses (“SG&A”), were $3.2 and $4.9 for the three months ended September 30, 2011 and 2010, respectively, and $22.1 and $25.5 for the nine months ended September 30, 2011 and 2010, respectively.

Interest expense is net of interest income of $2.7 and $1.0 for the three months ended September 30, 2011 and 2010, respectively, and $5.3 and $3.9, for the nine months ended September 30, 2011 and 2010, respectively.

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

As a result of the change in the official exchange rate, the results of operations for the nine months ended September 30, 2010 include a non-cash charge of $21.5, primarily reflecting the write-down of monetary assets as of January 1, 2010. This charge is classified in SG&A.

In March 2010, the SEC provided guidance on certain exchange rate issues specific to Venezuela. This SEC guidance, in part, requires that any differences between the amounts reported for financial reporting purposes and actual U.S. dollar-denominated balances that may have existed prior to the application of the highly inflationary accounting requirements (effective January 1, 2010 for the Company) should be recognized in the income statement. As a result of applying this SEC guidance, the results of operations for the nine months ended September 30, 2010 include a non-cash charge of $56.6 classified in SG&A related to remeasuring U.S. dollar-denominated assets at the parallel exchange rate and subsequently translating at the official exchange rate. This SEC guidance was codified by the Financial Accounting Standards Board (the “FASB”) in May 2010, with the issuance of Accounting Standards Update (“ASU”) 2010-19.

New Accounting Guidance

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 allows a company to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The provisions of ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The adoption of the provisions of ASU 2011-08 are not expected to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

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

2. Acquisitions

On April 1, 2010, the Company acquired the Mapa Spontex Baby Care and Home Care businesses (“Mapa Spontex”) of Total S.A. (“Total”), through the acquisition of certain of Total’s subsidiaries for a Euro purchase price of approximately €200 (approximately $275), subject to certain adjustments (the “Acquisition”). The total value of the transaction, including debt assumed and/or repaid, was approximately €305 (approximately $415). Mapa Spontex is a global manufacturer and distributor of primarily baby care and home care products with leading market positions in Argentina, Brazil and Europe in the core categories it serves. Its baby care portfolio includes feeding bottles, soothers, teats and other infant accessories sold primarily under the Fiona®, First Essentials®, Lillo®, NUK® and Tigex® brands; and health care products, including condoms sold under the Billy Boy® brand. Its home care portfolio includes sponges, rubber gloves and related cleaning products for industrial, professional and retail uses sold primarily under the Mapa® and Spontex® brands. Mapa Spontex is reported in the Company’s Branded Consumables segment and is included in the Company’s results of operations from April 1, 2010.

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

For the nine months ended September 30, 2010, SG&A includes $20.6 in transaction costs related to acquisitions.

3. Inventories

Inventories are comprised of the following at September 30, 2011 and December 31, 2010:

(in millions)	September 30, 2011	December 31, 2010
Raw materials and supplies	$257.7	$231.8
Work-in-process	99.0	90.8
Finished goods	1,212.5	972.0

Total inventories	$1,569.2	$1,294.6

4. Property, Plant and Equipment

Property, plant and equipment, net, consist of the following at September 30, 2011 and December 31, 2010:

(in millions)	September 30, 2011	December 31, 2010
Land	$49.1	$49.6
Buildings	293.0	291.6
Machinery and equipment	1,004.6	973.9

	1,346.7	1,315.1
Less: Accumulated depreciation	(727.8)	(656.2)

Total property, plant and equipment, net	$618.9	$658.9

Depreciation of property, plant and equipment was $35.6 and $32.8 for the three months ended September 30, 2011 and 2010, respectively, and $107.6 and $90.5 for the nine months ended September 30, 2011 and 2010, respectively.

5. Goodwill and Intangibles

Goodwill activity for the nine months ended September 30, 2011 is as follows:

				September 30, 2011
(in millions)	Net Book Value at December 31, 2010	Additions	Foreign Exchange and Other Adjustments	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Goodwill
Outdoor Solutions	$684.0	$2.5	$0.1	$705.1	$(18.5)	$686.6
Consumer Solutions	492.6	—	(0.4)	492.2	—	492.2
Branded Consumables	554.3	4.6	(2.4)	740.4	(183.9)	556.5
Process Solutions	21.5	—	—	21.5	—	21.5

	$1,752.4	$7.1	$(2.7)	$1,959.2	$(202.4)	$1,756.8

Intangibles activity for the nine months ended September 30, 2011 is as follows:

(in millions)	Gross Carrying Amount at December 31, 2010	Additions	Accumulated Amortization and Foreign Exchange	Net Book Value at September 30, 2011	Amortization Periods (years)
Intangibles
Patents	$7.2	$0.3	$(2.1)	$5.4	12-30
Non-compete agreements	3.7	—	(3.7)	—	1-5
Manufacturing process and expertise	42.1	—	(32.8)	9.3	3-7
Brand names	18.3	—	(3.0)	15.3	4-20
Customer relationships and distributor channels	253.6	—	(39.3)	214.3	10-35
Trademarks and tradenames	925.4	—	0.1	925.5	indefinite

	$1,250.3	$0.3	$(80.8)	$1,169.8

Amortization of intangibles was $4.7 and $3.7 for the three months ended September 30, 2011 and 2010, respectively, and $14.1 and $12.5 for the nine months ended September 30, 2011 and 2010, respectively.

During the nine months ended September 30, 2010, the Company recorded within the Branded Consumables segment a non-cash charge of $17.3 to reflect impairment of goodwill due to a decrease in the fair value of forecasted cash flows, reflecting the deterioration of revenues and margins in this segment’s Arts and Crafts business due to a decline in 2010 of forecasted sales to a major customer; and a non-cash charge of $1.0 to reflect the impairment of certain tradenames within this segment’s Arts and Crafts business due to a decrease in the fair value of forecasted cash flows, reflecting the deterioration of revenues and margins in the business due to a decline in 2010 of forecasted sales to a major customer.

6. Warranty Reserve

The warranty reserve activity for the nine months ended September 30, 2011 is as follows:

(in millions)	2011
Warranty reserve at January 1,	$86.0
Provision for warranties issued	102.0
Warranty claims paid	(108.3)
Acquisitions and other adjustments	(0.1)

Warranty reserve at September 30,	$79.6

7. Debt

Debt is comprised of the following at September 30, 2011 and December 31, 2010:

(in millions)	September 30, 2011	December 31, 2010
Senior Secured Credit Facility Term Loans	$1,009.4	$1,059.8
8% Senior Notes due 2016 (1)	294.4	293.6
6 1/8% Senior Notes due 2022 (1)	300.0	300.0
7 1/2% Senior Subordinated Notes due 2017 (2)	656.8	639.8
7 1/2% Senior Subordinated Notes due 2020 (2)	474.5	470.2
Securitization Facility due 2014	300.0	300.0
Revolving Credit Facility	—	—
2% Subordinated Note due 2012	99.4	98.4
Non-U.S. borrowings	37.1	62.0
Other	8.0	16.8

Total debt (3)	3,179.6	3,240.6

Less: current portion	(162.9)	(434.6)

Total long-term debt	$3,016.7	$2,806.0

(1)	Collectively, the “Senior Notes.”
(2)	Collectively, the “Senior Subordinated Notes.”
(3)	At September 30, 2011 and December 31, 2010, the carrying value of total debt approximates fair market value.

On March 31, 2011, the Company completed a new $1.275 billion senior secured credit facility (the “Facility”), which is comprised of:

•	a $525 senior secured term loan A facility maturing in March 2016, that bears interest at LIBOR plus a spread of 225 basis points;

•	a $500 senior secured term loan B facility maturing in January 2017, which is subject to extension to 2018 under certain conditions, that bears interest at LIBOR plus a spread of 300 basis points; and

•

a $250 senior secured revolving credit facility (the “Revolver”), which is comprised of a $175 U.S. dollar component and a $75 multi-currency component. The Revolver matures in March 2016 and bears interest at certain selected rates, including LIBOR plus a spread of 225 basis points. At September 30, 2011, there was no amount outstanding under the Revolver. The Company is required to pay an annualized commitment fee of approximately 0.38% on the unused balance of the Revolver.

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

The proceeds from the Facility and cash on hand were used to extinguish the entire principal amount outstanding of approximately $1.1 billion under the Company’s prior senior secured credit facility and the entire principal amount outstanding of approximately $22 under a U.S. dollar-based term loan of a Canadian subsidiary. As a result of these debt extinguishments, the Company recorded a $12.8 loss on the extinguishment of debt, which is primarily comprised of a non-cash charge due to the write-off of deferred debt issuance costs relating to the prior senior secured credit facility.

During the nine months ended September 30, 2011, $300 principal amount related to the securitization facility was reclassified from short-term debt to long-term debt based upon management’s intent to repay the securitization facility in accordance with its contractual maturity.

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

Fair Values Hedges

During 2011, the Company terminated $350 notional amount outstanding in swap agreements that exchange a fixed rate of interest for a variable rate (LIBOR) of interest and received $8.4 in net proceeds. These floating rate swaps, which were to mature in 2017, were designated as fair value hedges against $350 of principal on the 7 1/2% senior subordinated notes due 2017. The gain on the termination of these swaps is deferred and is being amortized over the remaining contractual term of the terminated swaps.

Cash Flow Hedges

During 2011, the Company entered into an aggregate $350 notional amount of interest rate swaps that exchange a variable rate of interest (LIBOR) for an average fixed rate of interest of approximately 1.5% over the term of the agreements, which mature on December 31, 2015. These swaps are forward-starting and are effective commencing December 31, 2013. The Company has designated these swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest (LIBOR) payments.

At September 30, 2011, the Company had $1.0 billion notional amount outstanding in swap agreements, which include $550 notional amount of forward-starting swaps that become effective commencing December 30, 2011 ($200 notional amount) and December 31, 2013 ($350 notional amount), that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through December 2015. At September 30, 2011, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swap, was approximately 1.7%. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (loss) (“AOCI”).

In October 2011, the Company terminated a $250 notional amount outstanding swap agreement that exchanged a variable interest rate (LIBOR) for a fixed interest rate and paid $0.9. This fixed rate swap, which was to mature on December 31, 2011, was designated as cash flow hedge of the interest rate risk attributable to forecasted variable interest. The loss on the termination of this swap is deferred and is being amortized over the remaining contractual term of the terminated swap.

Forward Foreign Currency Contracts

The Company uses forward foreign currency contracts (“foreign currency contracts”) to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales, that have maturity dates through June 2013. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At September 30, 2011, the Company had approximately $566 notional amount of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases and sales.

At September 30, 2011, the Company had outstanding approximately $198 notional amount of foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through December 2012. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty, and in certain instances allow the Company to benefit should the cost of the commodity fall below certain dollar thresholds. At September 30, 2011, the Company had outstanding approximately $18 notional amount of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through December 2012. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

The following table presents the fair value of derivative financial instruments as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Fair Value of Derivatives		Fair Value of Derivatives
(in millions)	Asset (a)	Liability (a)	Asset (a)	Liability (a)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$0.5	$9.5	$—	$5.3
Foreign currency contracts	7.9	10.2	4.5	18.9
Fair value hedges:
Interest rate swaps	—	—	—	10.2
Cross-currency swaps	—	—	—	4.1

Subtotal	8.4	19.7	4.5	38.5

Derivatives not designated as effective hedges:
Foreign currency contracts	1.2	1.9	1.3	2.6
Commodity contracts	—	1.3	0.9	—

Subtotal	1.2	3.2	2.2	2.6

Total	$9.6	$22.9	$6.7	$41.1

(a) Consolidated balance sheet location:
Asset: Other non-current assets
Liability: Other non-current liabilities

The following table presents gain and loss activity (on a pretax basis) for the three and nine months ended September 30, 2011 and 2010 related to derivative financial instruments designated as effective hedges:

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Gain/(Loss)			Gain/(Loss)
(in millions)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(1.2)	—	$—	$(1.8)	0.4	$—
Foreign currency contracts	8.2	(5.6)	2.7	(13.3)	(0.9)	(1.7)

Total	$7.0	(5.6)	$2.7	$(15.1)	(0.5)	$(1.7)

Location of gain/(loss) in the consolidated results of operations:
Sales		$(0.6)	$—		$—	$—
Cost of sales		(5.0)	—		(0.9)	—
SG&A		—	2.7		—	(1.7)
Interest expense		—	—		0.4	—

Total		$(5.6)	$2.7		$(0.5)	$(1.7)

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Gain/(Loss)			Gain/(Loss)
(in millions)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(3.7)	$—	$—	$4.0	$1.9	$—
Foreign currency contracts	(3.5)	(16.2)	(2.9)	(11.3)	(7.5)	(2.7)

Total	$(7.2)	$(16.2)	$(2.9)	$(7.3)	$(5.6)	$(2.7)

Location of gain/(loss) in the consolidated results of operations:
Sales		$(1.0)	$—		$0.4	$—
Cost of sales		(15.2)	—		(7.9)	—
SG&A		—	(2.9)		—	(2.7)
Interest expense		—	—		1.9	—

Total		$(16.2)	$(2.9)		$(5.6)	$(2.7)

(a)	Represents effective portion recognized in Other Comprehensive Income (“OCI”).
(b)	Represents portion excluded from effectiveness testing.

At September 30, 2011, deferred net losses of approximately $3 within AOCI are expected to be reclassified to earnings over the next twelve months.

The following table presents gain and loss activity (on a pretax basis) for the three and nine months ended September 30, 2011 and 2010 related to derivative financial instruments not designated as effective hedges:

	Gain/(Loss) Recognized in Income (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Derivatives not designated as effective hedges:
Cash flow derivatives:
Interest rate swaps	$—	$—	$—	$0.9
Foreign currency contracts	(0.1)	(2.0)	(1.0)	(9.2)
Commodity contracts	(1.6)	1.0	(1.6)	0.6
Fair value derivatives:
Interest rate swaps	0.2	—	0.2	18.6

Total	$(1.5)	$(1.0)	$(2.4)	$10.9

(a)	Classified in SG&A.

Net Investment Hedge

The Company has designated its Euro-denominated 7 1/2% senior subordinated notes due 2020, with an aggregate principal balance of €150 (the “Hedging Instrument”), as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-denominated subsidiaries. Foreign currency gains and losses on the Hedging Instrument are included as a component of AOCI. At September 30, 2011, $13.6 of deferred losses have been recorded in AOCI.

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

The following table summarizes assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
	Fair Value Asset (Liability)			Fair Value Asset (Liability)
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Derivatives:
Assets	$—	$3.4	$3.4	$—	$0.1	$0.1
Liabilities	—	(16.7)	(16.7)	—	(34.5)	(34.5)
Available for sale securities	18.7	—	18.7	19.1	—	19.1

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

10. Contingencies

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. In addition, the Company or certain of its subsidiaries have been identified by the United States Environmental Protection Agency (“EPA”) or a state environmental agency as a Potentially Responsible Party (“PRP”) pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law at various sites. Based on currently available information, the Company does not believe that the disposition of any of the legal or environmental disputes the Company or its subsidiaries are currently involved in will have a material adverse effect upon the consolidated financial condition, results of operations or cash flows of the Company. It is possible that, as additional information becomes available, the impact on the Company of an adverse determination could have a different effect.

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

Due to the uncertainty described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of September 30, 2011.

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

11. Stockholders’ Equity

In August 2011, the Company’s Board of Directors authorized a new stock repurchase program that would allow the Company to repurchase up to $500 of its common stock. During the three months ended September 30, 2011, the Company completed its prior $150 stock repurchase program that was authorized in November 2007 and increased in March 2010. During the three and nine months ended September 30, 2011, the Company repurchased approximately 1.5 million and 2.5 million shares, respectively, of its common stock under these stock repurchase programs at a per share average price of $28.82 and $30.42, respectively.

At the Company’s annual meeting of stockholders in June 2011, the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation, as amended, to increase the number of shares of authorized common stock from 150 million to 300 million shares.

12. Earnings Per Share

The computations of the weighted average shares outstanding for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Weighted average shares outstanding:
Basic	87.7	88.9	88.4	89.1
Dilutive share-based awards	0.5	0.7	0.5	0.8

Diluted	88.2	89.6	88.9	89.9

Stock options and warrants to purchase 2.4 million and 2.8 million shares of the Company’s common stock at September 30, 2011 and 2010, respectively, had exercise prices that exceeded the average market price of the Company’s common stock for the three months ended September 30, 2011 and 2010, respectively. As such, these share-based awards did not affect the computation of diluted earnings per share.

13. Comprehensive Income

The components of comprehensive income for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Net income	$90.7	$80.6	$183.6	$60.0
Foreign currency translation	(68.3)	51.2	(20.6)	0.3
Derivative financial instruments	9.1	(9.7)	6.8	(1.0)
Accrued benefit costs	0.8	0.6	5.3	1.0
Unrealized gain (loss) on investment	(0.3)	1.2	(0.3)	0.2

Comprehensive income	$32.0	$123.9	$174.8	$60.5

14. Employee Benefit Plans

The components of pension and postretirement benefit expense for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Pension Benefits
	Three months ended September 30,
	2011			2010
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$—	$0.5	$0.5	$—	$0.4	$0.4
Interest cost	4.0	0.7	4.7	4.4	0.7	5.1
Expected return on plan assets	(3.9)	(0.4)	(4.3)	(3.4)	(0.4)	(3.8)
Amortization, net	0.8	0.1	0.9	0.9	—	0.9

Net periodic expense	0.9	0.9	1.8	1.9	0.7	2.6
Curtailments and settlements	1.6	—	1.6	—	—	—

Total expense	$2.5	$0.9	$3.4	$1.9	$0.7	$2.6

	Nine months ended September 30,
	2011			2010
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$0.1	$1.4	$1.5	$0.1	$1.1	$1.2
Interest cost	12.0	2.1	14.1	13.2	1.8	15.0
Expected return on plan assets	(11.7)	(1.1)	(12.8)	(10.2)	(1.0)	(11.2)
Amortization, net	2.4	0.1	2.5	2.5	—	2.5

Net periodic expense	2.8	2.5	5.3	5.6	1.9	7.5
Curtailments and settlements	1.6	—	1.6	—	—	—

Total expense	$4.4	$2.5	$6.9	$5.6	$1.9	$7.5

			Postretirement Benefits
			Three months ended September 30,		Nine months ended September 30,
(in millions)			2011	2010	2011	2010
Service cost			$0.1	$0.1	$0.3	$0.2
Interest cost			0.2	0.2	0.6	0.5
Amortization, net			(0.3)	(0.2)	(0.7)	(0.6)

Net periodic expense			—	0.1	0.2	0.1
Curtailments and settlements			(7.3)	—	(7.3)	—

Total expense (credit)			$(7.3)	$0.1	$(7.1)	$0.1

15. Reorganization Costs

The Company did not incur any reorganization costs for the three and nine months ended September 30, 2010. Reorganization costs for the three and nine months ended September 30, 2011 are as follows:

	Three months ended September 30, 2011
(in millions)	Employee Terminations	Other Charges	Total
Outdoor Solutions	$—	$3.8	$3.8
Branded Consumables	0.6	1.8	2.4

Total	$0.6	$5.6	$6.2

	Nine months ended September 30, 2011
(in millions)	Employee Terminations	Other Charges	Total
Outdoor Solutions	$—	$3.8	$3.8
Branded Consumables	0.6	1.8	2.4

Total	$0.6	$5.6	$6.2

Outdoor Solutions Segment Reorganization Costs

During 2011, the Company initiated a plan to consolidate certain international manufacturing processes within the Outdoor Solutions segment. This plan primarily consists of a facility consolidation in the Far East. Reorganization costs for the three and nine months ended September 30, 2011 relate to this plan.

Branded Consumables Segment Reorganization Costs

During 2011, the Company initiated a plan to consolidate certain manufacturing processes within the Branded Consumables segment. This plan includes headcount reduction and facility consolidation. Reorganization costs for the three and nine months ended September 30, 2011 relate to this plan.

Accrued Reorganization Costs

Details and the activity related to accrued reorganization costs as of and for the nine months ended September 30, 2011 are as follows:

(in millions)	Accrual Balance at December 31, 2010	Reorganization Costs	Payments	Foreign Currency and Other	Accrual Balance at September 30, 2011
Severance and other employee-related	$0.5	$0.6	$(0.5)	$(0.2)	$0.4
Other costs	9.5	5.6	(7.0)	(0.3)	7.8

Total	$10.0	$6.2	$(7.5)	$(0.5)	$8.2

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

Segment information as of and for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three months ended September 30, 2011
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$707.3	$522.4	$477.8	$92.4	$(15.2)	$1,784.7	$—	$1,784.7

Segment earnings (loss)	104.6	74.7	76.2	7.7	—	263.2	(23.9)	239.3
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	—	—	(1.6)	—	—	(1.6)	—	(1.6)
Reorganization costs	(3.8)	—	(2.4)	—	—	(6.2)	—	(6.2)
Acquisition-related and other costs	(1.4)	—	(1.3)	—	—	(2.7)	(3.7)	(6.4)
Depreciation and amortization	(15.7)	(8.1)	(12.7)	(3.1)	—	(39.6)	(0.7)	(40.3)

Operating earnings (loss)	$83.7	$66.6	$58.2	$4.6	$—	$213.1	$(28.3)	$184.8

Other segment data:
Total assets	$2,881.5	$1,968.9	$1,982.3	$200.8	$—	$7,033.5	$155.6	$7,189.1

	Three months ended September 30, 2010
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$604.7	$534.0	$393.0	$83.5	$(13.3)	$1,601.9	$—	$1,601.9

Segment earnings (loss)	83.9	75.0	61.5	7.8	—	228.2	(14.9)	213.3
Adjustments to reconcile to reported operating earnings (loss):
Impairment of goodwill and intangibles	—	(0.7)	—	—	—	(0.7)	—	(0.7)
Depreciation and amortization	(15.3)	(7.1)	(10.7)	(2.9)	—	(36.0)	(0.5)	(36.5)

Operating earnings (loss)	$68.6	$67.2	$50.8	$4.9	$—	$191.5	$(15.4)	$176.1

	Nine months ended September 30, 2011
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$2,157.6	$1,258.4	$1,297.9	$273.7	$(45.7)	$4,941.9	$—	$4,941.9

Segment earnings (loss)	288.2	172.3	183.5	27.1	—	671.1	(91.5)	579.6
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	—	—	(6.9)	—	—	(6.9)	—	(6.9)
Reorganization costs	(3.8)	—	(2.4)	—	—	(6.2)	—	(6.2)
Acquisition-related and other costs	(1.4)	—	(1.3)	—	—	(2.7)	(3.7)	(6.4)
Depreciation and amortization	(45.7)	(22.8)	(42.2)	(9.1)	—	(119.8)	(1.9)	(121.7)

Operating earnings (loss)	$237.3	$149.5	$130.7	$18.0	$—	$535.5	$(97.1)	$438.4

	Nine months ended September 30, 2010
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$1,914.7	$1,252.5	$946.9	$265.2	$(40.8)	$4,338.5	$—	$4,338.5

Segment earnings (loss)	253.1	164.5	134.3	28.2	—	580.1	(73.4)	506.7
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	—	—	(25.3)	—	—	(25.3)	—	(25.3)
Acquisition-related and other costs (1)	—	—	—	—	—	—	(14.5)	(14.5)
Venezuela hyperinflationary and devaluation charges (see Note 1)	—	—	—	—	—	—	(78.1)	(78.1)
Impairment of goodwill and intangibles	—	(0.7)	(18.3)	—	—	(19.0)	—	(19.0)
Depreciation and amortization	(46.9)	(20.7)	(25.7)	(8.7)	—	(102.0)	(1.0)	(103.0)

Operating earnings (loss)	$206.2	$143.1	$65.0	$19.5	$—	$433.8	$(167.0)	$266.8

(1)	Comprised of $24.6 of transactions costs, which primarily relate to acquisitions (see Note 2) and a $10.1 mark-to-market gain associated with the Company’s Euro-denominated debt and intercompany loans.

17. Condensed Consolidating Financial Data

The Company’s Senior Notes and Senior Subordinated Notes (see Note 7) are fully guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these notes. Presented below is the condensed consolidating financial data of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010.

Condensed Consolidating Results of Operations

	Three months ended September 30, 2011
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,022.5	$799.0	$(36.8)	$1,784.7
Costs and expenses	12.1	918.5	706.1	(36.8)	1,599.9

Operating (loss) earnings	(12.1)	104.0	92.9	—	184.8
Other expense, net	76.2	8.6	9.3	—	94.1
Equity in the income of subsidiaries	179.0	79.5	—	(258.5)	—

Net income (loss)	$90.7	$174.9	$83.6	$(258.5)	$90.7

	Three months ended September 30, 2010
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$927.7	$702.6	$(28.4)	$1,601.9
Costs and expenses	24.1	794.1	636.0	(28.4)	1,425.8

Operating (loss) earnings	(24.1)	133.6	66.6	—	176.1
Other expense, net	68.2	5.6	21.7	—	95.5
Equity in the income of subsidiaries	172.9	42.0	—	(214.9)	—

Net income (loss)	$80.6	$170.0	$44.9	$(214.9)	$80.6

	Nine months ended September 30, 2011
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,872.9	$2,186.5	$(117.5)	$4,941.9
Costs and expenses	93.1	2,540.4	1,987.5	(117.5)	4,503.5

Operating (loss) earnings	(93.1)	332.5	199.0	—	438.4
Other expense, net	196.8	24.8	33.2	—	254.8
Equity in the income of subsidiaries	473.5	158.6	—	(632.1)	—

Net income (loss)	$183.6	$466.3	$165.8	$(632.1)	$183.6

	Nine months ended September 30, 2010
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,710.5	$1,723.8	$(95.8)	$4,338.5
Costs and expenses	106.6	2,393.5	1,667.4	(95.8)	4,071.7

Operating (loss) earnings	(106.6)	317.0	56.4	—	266.8
Other expense, net	148.2	9.5	49.1	—	206.8
Equity in the income of subsidiaries	314.8	(3.3)	—	(311.5)	—

Net income (loss)	$60.0	$304.2	$7.3	$(311.5)	$60.0

Condensed Consolidating Balance Sheets

	As of September 30, 2011
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$122.5	$1,141.1	$2,262.9	$(10.1)	$3,516.4
Investment in subsidiaries	5,768.4	1,772.8	—	(7,541.2)	—
Non-current assets	148.7	3,929.9	930.8	(1,336.7)	3,672.7

Total assets	$6,039.6	$6,843.8	$3,193.7	$(8,888.0)	$7,189.1

Liabilities and stockholders’ equity
Current liabilities	$246.0	$642.4	$591.8	(6.2)	$1,474.0
Non-current liabilities	3,882.1	472.9	789.2	(1,340.6)	3,803.6
Stockholders’ equity	1,911.5	5,728.5	1,812.7	(7,541.2)	1,911.5

Total liabilities and stockholders’ equity	$6,039.6	$6,843.8	$3,193.7	$(8,888.0)	$7,189.1

	As of December 31, 2010
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$314.6	$998.6	$2,067.6	$(10.0)	$3,370.8
Investment in subsidiaries	5,340.3	1,739.8	93.4	(7,173.5)	—
Non-current assets	153.7	3,768.8	1,015.1	(1,215.4)	3,722.2

Total assets	$5,808.6	$6,507.2	$3,176.1	$(8,398.9)	$7,093.0

Liabilities and stockholders’ equity
Current liabilities	$217.4	$588.5	$878.0	(6.7)	$1,677.2
Non-current liabilities	3,770.7	504.3	539.0	(1,218.7)	3,595.3
Stockholders’ equity	1,820.5	5,414.4	1,759.1	(7,173.5)	1,820.5

Total liabilities and stockholders’ equity	$5,808.6	$6,507.2	$3,176.1	$(8,398.9)	$7,093.0

Condensed Consolidating Statements of Cash Flows

	Nine months ended September 30, 2011
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(335.9)	$363.4	$(3.0)	$24.5

Financing activities:
Net change in short-term debt	—	—	2.7	2.7
Proceeds (payments) from (to) intercompany transactions	338.4	(286.5)	(51.9)	—
Proceeds from issuance of long-term debt	1,025.0	—	—	1,025.0
Payments on long-term debt	(1,102.8)	—	—	(1,102.8)
Issuance (repurchase) of common stock, net	(84.1)	—	—	(84.1)
Dividends paid	(22.6)	—	—	(22.6)
Other	(5.2)	—	—	(5.2)

Net cash provided by (used in) financing activities	148.7	(286.5)	(49.2)	(187.0)

Investing Activities:
Additions to property, plant and equipment	(1.5)	(67.1)	(10.8)	(79.4)
Acquisition of business and earnout payments, net of cash acquired	(0.9)	(12.5)	—	(13.4)
Other	—	—	4.8	4.8

Net cash used in investing activities	(2.4)	(79.6)	(6.0)	(88.0)

Effect of exchange rate changes on cash	—	—	1.4	1.4

Net decrease in cash and cash equivalents	(189.6)	(2.7)	(56.8)	(249.1)
Cash and cash equivalents at beginning of period	287.1	15.5	392.8	695.4

Cash and cash equivalents at end of period	$97.5	$12.8	$336.0	$446.3

	Nine months ended September 30, 2010
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(319.9)	$339.4	$(5.3)	$14.2

Financing activities:
Net change in short-term debt	—	50.0	9.1	59.1
Proceeds (payments) from (to) intercompany transactions	312.8	(324.7)	11.9	—
Proceeds from issuance of long-term debt	486.1	—	—	486.1
Payments on long-term debt	(258.2)	—	—	(258.2)
Issuance (repurchase) of common stock, net	(33.2)	—	—	(33.2)
Dividends paid	(21.4)	—	—	(21.4)
Other	(22.7)	—	—	(22.7)

Net cash provided by (used in) financing activities	463.4	(274.7)	21.0	209.7

Investing Activities:
Additions to property, plant and equipment	(26.8)	(55.5)	(13.3)	(95.6)
Acquisition of business and earnout payments, net of cash acquired	(484.2)	(4.5)	(0.8)	(489.5)
Other	(9.3)	—	19.1	9.8

Net cash provided by (used in) investing activities	(520.3)	(60.0)	5.0	(575.3)

Effect of exchange rate changes on cash	—	—	(19.9)	(19.9)

Net increase (decrease) in cash and cash equivalents	(376.8)	4.7	0.8	(371.3)
Cash and cash equivalents at beginning of period	537.9	13.8	275.7	827.4

Cash and cash equivalents at end of period	$161.1	$18.5	$276.5	$456.1

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

The Company distributes its products globally, primarily through club stores; craft stores; direct-to-consumer channels, primarily infomercials; department stores; drugstores; grocery retailers; home improvement stores; mass merchandisers; on-line; specialty retailers and wholesalers. The markets in which the Company’s businesses operate are generally highly competitive, based primarily on product quality, product innovation, price and customer service and support, although the degree and nature of such competition vary by location and product line. Since the Company operates primarily in the consumer products markets, it is generally affected by among other factors, overall economic conditions and the related impact on consumer confidence.

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

•

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

•	In August 2011, the Company’s Board of Directors (the “Board”) authorized a new stock repurchase program for up to $500 million of its common stock.

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

2010 Activity

On April 1, 2010, the Company acquired the Mapa Spontex Baby Care and Home Care businesses (“Mapa Spontex”) of Total S.A. (“Total”), through the acquisition of certain of Total’s subsidiaries for a Euro purchase price of approximately €200 million (approximately $275 million), subject to certain adjustments (the “Acquisition”). The total value of the transaction, including debt assumed and/or repaid, was approximately €305 million (approximately $415 million). Mapa Spontex is a global manufacturer and distributor of primarily baby care and home care products with leading market positions in Argentina, Brazil and Europe in the core categories it serves. Its baby care portfolio includes feeding bottles, soothers, teats and other infant accessories sold primarily under the Fiona®, First Essentials®, Lillo®, NUK® and Tigex® brands; and health care products, including condoms sold under the Billy Boy® brand. Its home care portfolio includes sponges, rubber gloves and related cleaning products for industrial, professional and retail uses sold primarily under the Mapa® and Spontex® brands. Mapa Spontex is reported in the Company’s Branded Consumables segment and is included in the Company’s results of operations from April 1, 2010 (the “Acquisition Date”).

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

As discussed hereinafter, the Company’s results of operations for the three and nine months ended September 30, 2011 and 2010 have been affected in varying degrees by the inclusion of Mapa Spontex, Aero and Quickie from their respective acquisition dates of April 1, 2010, October 1, 2010 and December 17, 2010, respectively. Furthermore, during the second quarter of 2011, the integration of Aero into the operating results of the Company’s existing Coleman business was to a large extent completed.

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

As a result of the change in the official exchange rate, the results of operations for the nine months ended September 30, 2010 include a non-cash charge of $21.5 million, primarily reflecting the write-down of monetary assets as of January 1, 2010. This charge is classified in selling, general and administrative costs (“SG&A”).

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

The transfers of funds out of Venezuela are subject to restrictions, and historically payments for certain imported goods and services have been required to be transacted by exchanging Bolivars for U.S. dollars through securities transactions in the more unfavorable parallel market rather than at the more favorable official exchange rate. During the third quarter of 2010, the parallel market was discontinued and replaced with the newly created and government regulated System of Transactions in Foreign Currency Denominated Securities (“SITME”) market. Historically, the majority of the Company’s purchases have qualified for the official exchange rate. As such, the Company has been able to convert Bolivars at the official exchange rate and, based upon this ability, the Company does not expect further changes in the SITME market to have a material impact on the consolidated financial position, results of operations or cash flows of the Company. While the timing of government approval for settlement of payables at the official rate varies, the Company believes these payables will ultimately be approved and settled at the official exchange rate based on past experience. However, if in the future, further restrictions require the Company’s subsidiaries operating in Venezuela to convert an increasing amount of the Bolivar cash balances into U.S. dollars using the more unfavorable exchange rate, it could result in currency exchange losses that may be material to the Company’s results of operations. At September 30, 2011, the Company’s subsidiaries operating in Venezuela have approximately $14 million in cash denominated in U.S. dollars and cash of approximately $40 million held in Bolivars converted at the official exchange rate.

Results of Operations—Comparing 2011 to 2010

Three Months Ended September 30, 2011 versus the Three Months Ended September 30, 2010

	Net Sales		Operating Earnings (Loss)
	Three months ended September 30,		Three months ended September 30,
(in millions)	2011	2010	2011	2010
Outdoor Solutions	$707.3	$604.7	$83.7	$68.6
Consumer Solutions	522.4	534.0	66.6	67.2
Branded Consumables	477.8	393.0	58.2	50.8
Process Solutions	92.4	83.5	4.6	4.9
Corporate	—	—	(28.3)	(15.4)
Intercompany eliminations	(15.2)	(13.3)	—	—

	$1,784.7	$1,601.9	$184.8	$176.1

Net sales for the three months ended September 30, 2011 increased $183 million, or 11.4%, to $1.8 billion versus the same prior year period. The overall increase in net sales was primarily due to the impact of acquisitions (approximately $62 million), increased point of sale in certain product categories, expanded product offerings and favorable foreign currency translation of approximately $45 million, partially offset by weakness in certain product categories. Net sales in the Outdoor Solutions segment increased $103 million, or 17.0%, primarily as the result of increased sales in the Coleman business due to expanded air bed product offerings; increased sales in the apparel, fishing, team sports and winter sports businesses, which is primarily due to increased point of sale; and favorable foreign currency translation of approximately $25 million. Net sales in the Consumer Solutions segment decreased $11.6 million, or 2.2%, primarily due to declines in certain personal care and wellness categories, partially offset by increased demand internationally, primarily in Latin America, which is primarily due to gains in distribution. Net sales in the Branded Consumables segment increased $84.8 million, or 21.6%, which is mainly due to the contribution from acquisitions (approximately $41 million), increases in certain categories in the baby care and safety and security businesses and favorable foreign currency translation of approximately $16 million. Net sales in the Process Solutions segment increased 10.7% on a year-over-year basis, primarily due to increases in the zinc and plastics business, partially offset by decreases in military and marine antenna businesses.

Cost of sales increased $124 million, or 10.8%, to $1.3 billion for the three months ended September 30, 2011 versus the same prior year period. The increase is primarily due to the impact of acquisitions, increased sales and foreign currency translation of approximately $28 million. Cost of sales as a percentage of net sales for the three months ended September 30, 2011 and 2010 was 71.0% and 71.4%, respectively.

SG&A increased $44.9 million, or 16.0%, to $326 million for the three months ended September 30, 2011 versus the same prior year period. The increase is primarily due to the impact of acquisitions and foreign currency translation of approximately $10 million.

Operating earnings for the three months ended September 30, 2011 in the Outdoor Solutions segment increased $15.1 million, or 22.0%, versus the same prior year period primarily due to the gross margin impact of higher sales (approximately $46 million), partially offset by a $27.2 million increase in SG&A. Operating earnings for the three months ended September 30, 2011 in the Consumer Solutions segment decreased $0.6 million, or 0.9%, versus the same prior year period primarily due to the gross margin impact of lower sales ($2.3 million), partially offset by a decrease in SG&A. Operating earnings for the three months ended September 30, 2011 in the Branded Consumables segment increased $7.4 million, or 14.6%, versus the same prior year period primarily due to the impact of acquisitions. Operating earnings in the Process Solutions segment for the three months ended September 30, 2011 decreased $0.3 million, or 6.1%, versus the same prior year period as the negative gross margin impact of lower sales was mostly offset by a decrease in SG&A.

Net interest expense decreased by $2.5 million to $43.7 million for the three months ended September 30, 2011 versus the same prior year period primarily due to a decrease in the weighted average interest rate for 2011 to 5.4% from 6.0% in 2010, partially offset by higher average debt levels.

The Company’s reported tax rate for the three months ended September 30, 2011 and 2010 was approximately 35.6% and 37.9%, respectively. The reported tax rate for the three months ended September 30, 2011 approximates the Company’s statutory rate as U.S tax expense ($1.8 million) related to the taxation of foreign income was mostly offset by a decrease in tax expense related to the release of a foreign valuation allowance and other items. The increase from the statutory tax rate to the reported tax rate for the three months ended September 30, 2010 results principally from the tax expense ($0.8 million) due to non-deductible charges primarily related to the currency devaluation in Venezuela (see “Venezuela Operations”).

Net income for the three months ended September 30, 2011 increased $10.1 million to $90.7 million versus the same prior year period. For the three months ended September 30, 2011 and 2010, earnings per diluted share were $1.03 and $0.90, respectively. The increase in net income was primarily due to incremental earnings from acquisitions and the gross margin impact of higher sales.

Nine Months Ended September 30, 2011 versus the Nine Months Ended September 30, 2010

	Net Sales		Operating Earnings (Loss)
	Nine months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Outdoor Solutions	$2,157.6	$1,914.7	$237.3	$206.2
Consumer Solutions	1,258.4	1,252.5	149.5	143.1
Branded Consumables	1,297.9	946.9	130.7	65.0
Process Solutions	273.7	265.2	18.0	19.5
Corporate	—	—	(97.1)	(167.0)
Intercompany eliminations	(45.7)	(40.8)	—	—

	$4,941.9	$4,338.5	$438.4	$266.8

Net sales for the nine months ended September 30, 2011 increased $603 million, or 13.9%, to $4.9 billion versus the same prior year period. The overall increase in net sales was primarily due to the impact of acquisitions (approximately $373 million), increased point of sale in certain product categories, expanded product offerings and favorable foreign currency translation of approximately $111 million, partially offset by weakness in certain product categories, primarily related to unfavorable weather conditions. Net sales in the Outdoor Solutions segment increased $243 million, or 12.7%, primarily as the result of increased sales in the Coleman business due to expanded air bed product offerings, increased point of sale and earthquake-related sales; increased sales in the apparel, team sports and winter sports businesses, which is primarily due to increased point of sale; and favorable foreign currency translation of approximately $62 million. Net sales in the Consumer Solutions segment increased $5.9 million, or 0.5%, primarily as the result of increased demand internationally, primarily in Latin America, which is primarily due to gains in distribution, partially offset by declines in certain appliance and personal care and wellness categories. Net sales in the Branded Consumables segment increased $351 million, or 37.1%, which is mainly due to the contribution from acquisitions (approximately $304 million), increases in certain categories in the baby care and safety and security businesses and favorable foreign currency translation of approximately $35 million, partially offset by softness in firelog and playing card sales, as well as softness in food preservation sales, which were negatively affected by unfavorable weather conditions. Net sales in the Process Solutions segment increased 3.2% on a year-over-year basis primarily due to an increase in coinage sales.

Cost of sales increased $386 million, or 12.2%, to $3.6 billion for the nine months ended September 30, 2011 versus the same prior year period. The increase is primarily due to the impact of acquisitions (approximately $265 million), foreign currency translation (approximately $73 million) and increased sales, partially offset by an $18.4 million period-over-period decrease in the charge recorded for the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory. Cost of sales as a percentage of net sales for the nine months ended September 30, 2011 and 2010 was 71.7% and 72.8%, respectively (71.6% and 72.3% for the nine months ended September 30, 2011 and 2010, respectively, excluding the charge for the elimination of manufacturer’s profit in inventory).

SG&A increased $58.9 million, or 6.6%, to $952 million for the nine months ended September 30, 2011 versus the same prior year period. The change is primarily due to the impact of acquisitions, an increase in marketing and product development costs (approximately $25 million) related to the Company’s investment in brand equity and foreign currency translation (approximately $25 million), partially offset by the $78.1 million of charges recorded during the nine months ended September 30, 2010, related to the Company’s Venezuela operations (see “Venezuela Operations”).

Operating earnings for the nine months ended September 30, 2011 in the Outdoor Solutions segment increased $31.1 million, or 15.1%, versus the same prior year period primarily due to the gross margin impact of higher sales (approximately $85 million), partially offset by a $50.1 million increase in SG&A. Operating earnings for the nine months ended September 30, 2011 in the Consumer Solutions segment increased $6.4 million, or 4.5%, versus the same prior year period primarily due to increased gross margins during 2011 (approximately $20 million), partially offset by an increase in SG&A ($14.7 million). Operating earnings for the nine months ended September 30, 2011 in the Branded Consumables segment increased $65.7 million, or 101%, versus the same prior year period primarily due to the impact of acquisitions and the charges recorded during the nine months ended September 30, 2010 related to the impairment of goodwill and intangible assets ($18.3 million) and an $18.4 million period-over-period decrease in the charge recorded for the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory. Operating earnings in the Process Solutions segment for the nine months ended September 30, 2011 decreased $1.5 million, or 7.7%, versus the same prior year period primarily due to the negative gross margin impact of lower sales and higher commodity costs ($3.2 million), partially offset by a decrease in SG&A ($1.7 million).

Net interest expense increased by $4.5 million to $135 million for the nine months ended September 30, 2011 versus the same prior year period due to higher average levels of outstanding debt versus the same prior year period. The Company’s weighted average interest rate for the nine months ended September 30, 2011 and 2010 was approximately 5.4% and 5.8%, respectively.

The Company’s reported tax rate for the nine months ended September 30, 2011 and 2010 was approximately 36.8% and 56.0%, respectively. The increase from the statutory tax rate to the reported tax rate for the nine months ended September 30, 2011 results principally from U.S. tax expense ($3.5 million) related to the taxation of foreign income, net of a decrease in tax expense related to foreign valuation allowance adjustments ($0.4 million). The increase from the statutory tax rate to the reported tax rate for the nine months ended September 30, 2010 results principally from the tax expense ($34.5 million) due to non-deductible charges primarily related to the currency devaluation in Venezuela and from the translation of U.S. dollar denominated net assets in Venezuela (see “Venezuela Operations”) and a tax charge ($6.2 million) related to non-deductible transaction costs attributable to the Acquisition, partially offset by a tax benefit ($18.8 million) related to the reversal of a deferred tax liability attributable to the reduction of Venezuelan earnings considered as not permanently reinvested.

Net income for the nine months ended September 30, 2011 increased $124 million to $184 million versus the same prior year period. For the nine months ended September 30, 2011 and 2010, earnings per diluted share were $2.06 and $0.67, respectively. The increase in net income was primarily due to charges recorded during the nine months ended September 30, 2010, which include $78.1 million of non-cash charges related to the Company’s Venezuela operations (see “Venezuela Operations”) and impairment charges for goodwill and intangible assets ($19.0 million); an $18.4 million period-over-period decrease in the charge recorded for the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory; incremental earnings from acquisitions; and the gross margin impact of higher sales, partially offset the loss on early extinguishment of debt ($12.8 million) recorded during the nine months ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company believes that its cash and cash equivalents, cash generated from operations and the availability under the Facility and the credit facilities of certain foreign subsidiaries as of September 30, 2011 provide sufficient liquidity to support working capital requirements, planned capital expenditures, debt obligations, completion of current and future reorganization and other related programs and pension plan contribution requirements for the foreseeable future.

Cash Flows from Operating Activities

Net cash provided by operating activities was $24.5 million and $14.2 million for the nine months ended September 30, 2011 and 2010, respectively. Improved operating results in 2011 were partially offset by unfavorable working capital changes. The changes are primarily due to the timing of payments of accounts payable, some of which relate to the purchase of seasonal inventory in certain businesses.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was ($187 million) and $210 million for the nine months ended September 30, 2011 and 2010, respectively. The change is primarily due the period-over-period decrease in the proceeds from the issuance of long-term debt in excess of payments on long-term debt ($306 million), the period-over-period decrease in the net change in short-term debt ($56.4 million) and the increase in the repurchase of common stock, net of shares tendered ($51.8 million).

Cash Flows from Investing Activities

Net cash used in investing activities was $88.0 million and $575 million for the nine months ended September 30, 2011 and 2010, respectively. Cash used for the acquisition of businesses, net of cash acquired and earnout payments for the nine months ended September 30, 2011 decreased $476 million over the same period in 2010. For the nine months ended September 30, 2011, capital expenditures were $79.4 million versus $95.6 million for the same prior year period. The Company expects to maintain capital expenditures at an annualized run-rate in the range of approximately 2.0% to 2.5% of net sales.

Dividends

On September 23, 2011, the Board declared a quarterly cash dividend of $0.08625 per share of the Company’s common stock, or approximately $8 million, paid on October 31, 2011 to stockholders of record as of the close of business on October 3, 2011. The Company anticipates a total annual dividend for 2011 of $0.345 per share of common stock, which represents approximately a 5% increase over the 2010 annualized dividend. However, the actual declaration of any future cash dividends, and the establishment of record and payment dates, will be subject to final determination by the Board each quarter after its review of the Company’s financial performance.

CAPITAL RESOURCES

On March 31, 2011, the Company completed the Facility, which is comprised of:

•	a $525 million senior secured term loan A facility maturing in March 2016, that bears interest at LIBOR plus a spread of 225 basis points;

•

a $500 million senior secured term loan B facility maturing in January 2017, which is subject to extension to 2018 under certain conditions, that bears interest at LIBOR plus a spread of 300 basis points; and

•

a $250 million senior secured revolving credit facility (the “Revolver”), which is comprised of a $175 million U.S. dollar component and a $75 million multi-currency component. The Revolver matures in March 2016 and bears interest at certain selected rates, including LIBOR plus a spread of 225 basis points. At September 30, 2011, there was no amount outstanding under the Revolver. The Company is required to pay an annualized commitment fee of approximately 0.38% on the unused balance of the Revolver.

The proceeds from the Facility and cash on hand were used to extinguish the entire principal amount outstanding of approximately $1.1 billion under the Company’s prior senior secured credit facility and the entire principal amount outstanding of approximately $22 million under a U.S. dollar-based term loan of a Canadian subsidiary. As a result of these debt extinguishments, the Company recorded a $12.8 million loss on the extinguishment of debt, which is primarily comprised of a non-cash charge due to the write-off of deferred debt issuance costs relating to the prior senior secured credit facility.

At September 30, 2011, the Company had cash and cash equivalents of $446 million. At September 30, 2011, net availability under the Revolver was approximately $209 million, after deducting approximately $41 million of outstanding standby and commercial letters of credit.

At September 30, 2011, the Company’s $300 million receivables purchase agreement (the “Securitization Facility”) had outstanding borrowings totaling $300 million. In May 2011, the Company entered into an amendment to the Securitization Facility that extended the term from July 2013 until May 2014 and reduced the borrowing rate margin and the unused line fee to 1.25% and 0.625% per annum, respectively.

Certain foreign subsidiaries of the Company maintain working capital lines of credits with their respective local financial institutions for use in operating activities. At September 30, 2011, the aggregate amount available under these lines of credit totaled approximately $74 million.

The Company was not in default of any of its debt covenants at September 30, 2011.

In August 2011, the Board authorized a new stock repurchase program that would allow the Company to repurchase up to $500 million of its common stock. During the three months ended September 30, 2011, the Company completed its prior $150 million stock repurchase program that was authorized in November 2007 and increased in March 2010. During the three and nine months ended September 30, 2011, the Company repurchased approximately 1.5 million and 2.5 million shares, respectively, of its common stock under these stock repurchase programs at a per share average price of $28.82 and $30.42, respectively.

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

Fair Values Hedges

During 2011, the Company terminated $350 million notional amount outstanding in swap agreements that exchange a fixed rate of interest for a variable rate (LIBOR) of interest and received $8.4 million in net proceeds. These floating rate swaps, which were to mature in 2017, were designated as fair value hedges against $350 million of principal on the 7 1/2% senior subordinated notes due 2017. The gain on the termination of these swaps is deferred and is being amortized over the remaining contractual term of the terminated swaps.

Cash Flow Hedges

During 2011, the Company entered into an aggregate $350 million notional amount of interest rate swaps that exchange a variable rate of interest (LIBOR) for an average fixed rate of interest of approximately 1.5% over the term of the agreements, which mature on December 31, 2015. These swaps are forward-starting and are effective commencing December 31, 2013. The Company has designated these swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest (LIBOR) payments.

At September 30, 2011, the Company had $1.0 billion notional amount outstanding in swap agreements, which include $550 million notional amount of forward-starting swaps that become effective commencing December 30, 2011 ($200 million notional amount) and December 31, 2013 ($350 million notional amount), that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through December 2015. At September 30, 2011, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swap, was approximately 1.7%. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (loss) (“AOCI”).

In October 2011, the Company terminated a $250 million notional amount outstanding swap agreement that exchanged a variable interest rate (LIBOR) for a fixed interest rate and paid $0.9. This fixed rate swap, which was to mature on December 31, 2011, was designated as cash flow hedge of the interest rate risk attributable to forecasted variable interest. The loss on the termination of this swap is deferred and is being amortized over the remaining contractual term of the terminated swap.

Forward Foreign Currency Contracts

The Company uses forward foreign currency contracts (“foreign currency contracts”) to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through June 2013. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At September 30, 2011, the Company had approximately $566 million notional amount of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases and sales.

At September 30, 2011, the Company had outstanding approximately $198 million notional amount of foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through December 2012. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty, and in certain instances allow the Company to benefit should the cost of the commodity fall below certain dollar thresholds. At September 30, 2011, the Company had outstanding approximately $18 million notional amount of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through December 2012. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

The following table presents the fair value of derivative financial instruments as of September 30, 2011:

September 30, 2011
(in millions)	Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(9.0)
Foreign currency contracts	(2.3)

Subtotal	(11.3)

Derivatives not designated as effective hedges:
Foreign currency contracts	(0.7)
Commodity contracts	(1.3)

Subtotal	(2.0)

Total	$(13.3)

Net Investment Hedge

The Company designated its Euro-denominated 7 1/2% senior subordinated notes due 2020, with an aggregate principal balance of €150 million (the “Hedging Instrument”), as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-denominated subsidiaries. Foreign currency gains and losses on the Hedging Instrument are included as a component of AOCI. At September 30, 2011, $13.6 million of deferred losses have been recorded in AOCI.

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

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. In addition, the Company or certain of its subsidiaries have been identified by the United States Environmental Protection Agency or a state environmental agency as a Potentially Responsible Party pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law at various sites. Based on currently available information, the Company does not believe that the disposition of any of the legal or environmental disputes the Company or its subsidiaries are currently involved in will have a material adverse effect upon the consolidated financial condition, results of operations or cash flows of the Company. It is possible that, as additional information becomes available, the impact on the Company of an adverse determination could have a different effect.

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

The following table provides information about purchases by the Company during the three months ended September 30, 2011 of equity securities of the Company:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Repurchase Program (1)		Approximate Dollar Value of Shares that May Yet be Purchased Under the Repurchase Program (1)
July 1 – July 31	—		$—	5,033,644		$23,112,000
August 1 – August 31	1,393,713	(2)	28.99	6,427,357	(2)	$482,618,000
September 1 – September 30	140,492		27.05	779,205	(3)	$478,818,000

Total	1,534,205		$28.82

(1)	In August 2011, the Board authorized a new stock repurchase program that would allow the Company to repurchase up to $500 million of its common stock (the “New Stock Repurchase Program”). During the three months ended September 30, 2011, the Company completed its prior $150 million stock repurchase program that was authorized in November 2007 and increased in March 2010 (the “Prior Stock Repurchase Program”).
(2)	During August 2011, the Company repurchased 638,713 shares of its common stock under the New Stock Repurchase Program and 755,000 shares of its common stock under the Prior Stock Repurchase Program. The cumulative shares purchased under the Prior Stock Repurchase Program was 5,788,644 shares.
(3)	Represents the cumulative number of shares repurchased under the New Stock Repurchase Program.

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 15, 2005, and incorporated herein by reference).

3.4	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 17, 2011, and incorporated herein by reference).

3.5	Second Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 17, 2011, and incorporated herein by reference).

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011, (ii) the Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011, and (iv) and Notes to Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*	Filed herewith.
†	This Exhibit represents a management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2011

JARDEN CORPORATION (Registrant)

By:	/s/ Richard T. Sansone
Name:	Richard T. Sansone
Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011, (ii) the Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*	Filed herewith