Form 10-K/A
period 2010-12-31
JARDEN CORP
filed 2012-01-18
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to Jarden Corporation’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2010 is being filed solely to include the signature to the Report of Independent Registered Public Accounting Firm, such signature having been inadvertently omitted from the original filing due to a clerical error in electronically formatting the document. No changes have been made to the Company’s financial statements and no other changes have been made to the original filing.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment. Except as described above, no attempt has been made in this Amendment to modify or update other items or disclosures presented in the original filing. This Amendment No. 1 does not reflect events occurring after the date of the original filing or modify or update those disclosures that may be affected by subsequent events.

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

/s/ PricewaterhouseCoopers LLP

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The Exhibits filed as part of the Amendment No. 1 on Form 10-K/A are as follows:

Exhibit Number	Description of Exhibit
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JARDEN CORPORATION (Registrant)

By:	/s/ Ian G.H. Ashken
Ian G.H. Ashken Vice Chairman and Chief Financial Officer January 18, 2012

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