Form 10-K
period 2011-12-31
JARDEN CORP
filed 2012-02-23
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐    No    ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3.0 billion based upon the closing market price on such date as reported on the New York Stock Exchange.

All (i) executive officers and directors of the registrant and (ii) all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock who hold 10% or more of the registrant’s outstanding common stock, have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

There were approximately 91,263,000 shares outstanding of the registrant’s common stock, par value $0.01 per share, as of February 15, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report will be set forth in and, incorporated herein by reference to the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which is anticipated to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days following the end of the Company’s fiscal year ended December 31, 2011.

JARDEN CORPORATION

PART I

Item1.	Business

Overview

Jarden Corporation (which may be referred to as “Jarden,” the “Company,” “we,” “us” or “our”) is a global consumer products company that enjoys leading positions in a broad range of primarily niche markets for branded consumer products. We seek to grow our business by continuing our tradition of product innovation, new product introductions and providing the consumer with the experience and value they associate with our strong brand portfolio.

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

We are a leading provider of a diverse range of consumer products with a portfolio of over 100 trusted, quality brands sold globally. We operate in three primary business segments through a number of well-recognized brands, including: Outdoor Solutions: Abu Garcia®, Aero®, Berkley®, Campingaz®, Coleman®, ExOfficio®, Fenwick®, Gulp!®, K2®, Marker®, Marmot®, Mitchell®, Penn®, Rawlings®, Shakespeare®, Stearns®, Stren®, Trilene®, Völkl® and Zoot®; Consumer Solutions: Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam®, VillaWare® and White Mountain®; and Branded Consumables: Ball®, Bee®, Bernardin®, Bicycle®, Billy Boy®, Crawford®, Diamond®, Dicon®, Fiona®, First Alert®, First Essentials®, Hoyle®, Kerr®, Lehigh®, Lillo®, Loew-Cornell®, Mapa®, NUK®, Pine Mountain®, Quickie®, Spontex® and Tigex®. Our growth strategy is based on introducing new products, as well as on expanding existing product categories, which is supplemented through opportunistically acquiring businesses with highly-recognized brands, innovative products and multi-channel distribution.

We have achieved leading market positions in a number of niche categories by selling branded products through a variety of distribution channels, including club, department store, drug, grocery, mass merchant, sporting goods and specialty retailers, as well as direct to consumers. By leveraging our strong brand portfolio, category management expertise and customer service focus, we have established and continue to maintain long-term relationships with leading retailers within these channels. For example, we have serviced Walmart and The Home Depot since their openings in 1962 and 1978, respectively, and are currently the category manager at these and other retailers in certain product categories. Moreover, several of our leading brands, such as Ball®, Bee®, Bicycle®, Coleman®, deBeer®, Diamond®, Hodgman®, Madshus®, Pflueger®, Rawlings®, Shakespeare®, Sunbeam®, Tubbs® and Völkl® have been in continuous use for over 100 years. We continue to strive to expand our existing customer relationships and attract new customers by introducing new product line extensions and entering new product categories.

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

In addition, the Company completed three tuck-in acquisitions during 2010. On October 1, 2010, the Company acquired Aero Products International, Inc. (“Aero”), a leading provider of premium, air-filled mattresses under brand names including Aero®, Aerobed® and Aero Sport®. Aero is reported in the Company’s Outdoor Solutions segment and is included in the Company’s results of operations from October 1, 2010. On December 17, 2010, the Company acquired Quickie Manufacturing Corporation (“Quickie”), a leading supplier and distributor of innovative cleaning tools and supplies. Quickie designs, manufactures and distributes cleaning products including mops, brooms, dusters, dust pans, brushes, buckets and other supplies, for traditional in-home use, as well as commercial and contractor-grade applications sold primarily under the leading brands Quickie Original®, Quickie Home-Pro®, Quickie Professional®, Quickie Microban® and Quickie Green Cleaning®. The Quickie acquisition complements the Mapa Spontex acquisition by combining Quickie’s leading domestic position in household stick and smallware cleaning supplies with Mapa Spontex’s leading international position in gloves and sponges, and provides the Company with a complete product line in conventional cleaning supplies to offer our retailers both domestically and internationally. Quickie is reported in the Company’s Branded Consumables segment and is included in the Company’s results of operations from December 17, 2010. The combined cash purchase price, net of cash acquired, for the Aero and Quickie acquisitions was approximately $270 million, subject to certain adjustments. Additionally, during 2010, the Company completed another tuck-in acquisition. All three tuck-in acquisitions were complementary to the Company’s core businesses and from an accounting standpoint were not significant.

2009 Activity

During 2009, the Company completed three tuck-in acquisitions that by nature were complementary to the Company’s core businesses and from an accounting standpoint were not significant.

Business Segments

We operate three primary business segments: Outdoor Solutions, Consumer Solutions and Branded Consumables.

Outdoor Solutions

The Outdoor Solutions segment manufactures or sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas grills, lanterns and flashlights, sleeping bags, tents and water recreation products such as inflatable boats, kayaks and tow-behinds. The Outdoor Solutions segment is also a leading provider of fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger®, Sebile®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, basketball, field hockey, football, lacrosse and softball products are sold under brand names such as deBeer®, Gait®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas®, Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Helium®, Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as CAPP3L®, Ex Officio®, K2®, Marker®, Marmot®, Planet Earth®, Ride®, Völkl® and Zoot®, and premium air beds under brand names including Aero®, Aerobed® and Aero Sport®.

A summary of the well-known brand names we sell through the Outdoor Solutions segment follows:

Principal Owned Brands	Principal Products
Coleman® and Campingaz®	Camping and outdoor equipment

Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger®, Sebile®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®	Fishing equipment

deBeer®, Gait®, Miken®, Rawlings® and Worth®	Team sports equipment

Atlas®, Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®	Alpine and Nordic skiing, snowboarding, snowshoeing and in-line skating equipment

Helium®, Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®	Personal flotation devices, water sports equipment and all-terrain vehicle gear

Aero®, Aerobed®, Aero Sport® and Coleman®	Inflatable air beds and accessories

CAPP3L®, Ex Officio®, K2®, Marker®, Marmot®, Planet Earth®, Ride®, Völkl® and Zoot®	Technical and outdoor apparel and equipment

Sales and Marketing

The sales force is generally deployed by geographic region: Canada, Europe, Latin America, the Pacific Rim and the United States. Our focus is on providing active lifestyle products to a broad spectrum of outdoor enthusiasts, from expert rock climbers to beginner fishermen. For example, Coleman is positioned as “The Outdoor Company®,” an outdoor lifestyle brand. Within each brand, we strive to create a unique look and functionality for our products and are utilizing new and enhanced in-store merchandising to communicate those differences to the consumer. In addition, we continue to invest in brand and market research. We also regularly utilize various promotions and public relations campaigns.

In addition to brand development, we are focused on expanding our licensing strategy to enhance brand exposure and brand equity through appropriate product extensions, while generating incremental revenue and recognition. We believe we have an objective and targeted image of high quality and excellent value. We have licensing agreements for our products with brands of the National Football League®, Major League Baseball®, National Basketball Association®, as well as with various individual collegiate athletics departments, and with companies such as Marvel Entertainment, LLC and Mattel, Inc. We utilize these licensing rights to market and distribute products across a number of categories.

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

Raw Materials and Sourcing of Product

Our primary raw materials include aluminum, copper, corrugated cardboard for packaging, electrical components, plastic resin, steel, urethane and various textiles and fabrics. Plastic resin and urethane are components in coolers and plastic resin is also a component of several other Outdoor Solutions products. Steel is a predominate component of appliances. These raw materials are purchased from regular commercial suppliers and are available from multiple sources in quantities sufficient to meet normal requirements. The supply and demand for these key raw materials are subject to cyclical and other market factors.

We also purchase a substantial number of finished products from various suppliers, but are not heavily dependent upon a single supplier for our sourced products in total.

Intellectual Property

The principal trademarks consist of Abu Garcia®, Aero®, Berkley®, Campingaz®, Coleman®, K2®, Marmot®, Rawlings®, Shakespeare® and Völkl®. We believe our principal trademarks in the Outdoor Solutions segment have high levels of brand name recognition among retailers and consumers throughout Asia, Europe, Latin America and North America. In addition, we believe our brands have an established reputation for quality, reliability and value. We monitor and protect our brands against infringement, and we actively pursue the licensing of our trademarks to third parties for products that complement our product lines or businesses. We hold numerous design and utility patents covering a wide variety of products, the loss of any of which would likely not have a material adverse effect on our business as a whole.

Seasonality

Sales of our Outdoor Solutions products are generally seasonal, with the strongest sales in the first and second quarters of the calendar year for our camping and outdoor equipment and team sports equipment businesses, second and third quarters for our fishing business and third and fourth quarters for our winter sports and technical apparel businesses. Sales of these products may be negatively affected by unfavorable weather conditions and other market trends.

Consumer Solutions

The Consumer Solutions segment manufactures or sources, markets, and distributes a diverse line of household products, including kitchen appliances and home environment products. This segment maintains a strong portfolio of globally-recognized brands including Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam® and Villaware®. The principal products in this segment include: clippers and trimmers for professional use in the beauty and barber and animal categories; electric blankets, mattress pads and throws; household kitchen appliances, such as blenders, coffeemakers, irons, mixers, slow cookers, toasters, toaster ovens and vacuum packaging machines; home environmental products, such as air purifiers, fans, heaters and humidifiers; products for the hospitality industry; and scales for consumer use.

We believe that our Consumer Solutions sales are well-diversified with respect to both geography and distribution channels. We sell a variety of branded household products including:

Principal Owned Brands	Principal Products
FoodSaver® and Seal-a-Meal®	Home vacuum packaging

Health o meter®	Scales

Mr. Coffee®	Coffeemakers

Oster®, Rival® and Sunbeam®	Small appliances and personal care products

Crock-Pot®, skybar® and VillaWare®	Specialty kitchen products

Bionaire®, Holmes®, Patton® and Sunbeam®	Home environment products

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

In addition to brand development, we have an extensive licensing strategy to extend the reach of the brands across categories, geographies and strategic product extensions. We believe that utilizing licensing generates high value consumer impressions that are aligned with the strategic objectives of the brands and enhances emotional relevance of the product. Crock-Pot®, Oster®, Rival® and Sunbeam® are among the leading licensed housewares brands in the consumer products industry. We also establish strategic alliances with key external brands such as Arm & Hammer®, Iron Man®, Keurig®, Margaritaville®, PUR® and Therapedic® providing us the opportunity to broaden our consumer appeal and distribution channel penetration by leveraging their consumer recognition through exciting, differentiated products.

Distribution and Fulfillment

We utilize a combination of third-party and owned warehouses in Asia, Canada, Europe, Latin America and the United States to distribute our Consumer Solutions products.

Manufacturing

Our research and development department designs and engineers many of our products, collaborates with our manufacturing operations and sets strict engineering specifications for our third-party manufacturers. Additionally, the research and development team ensures our proprietary manufacturing expertise, despite outsourced production for those products we do not manufacture in company-owned facilities. We maintain control over all critical production molds. In order to ensure the quality and consistency of our products manufactured by third-party manufacturers in Asia, we employ a team of inspectors who examine the products we purchase on-site at the factories. Products are currently sourced through multiple key suppliers in China, Korea and the United States.

Small kitchen appliances and personal care and wellness products are developed, designed and tested at sites around the world. The products are manufactured in owned and leased facilities in China, Latin America and North America and through third-party sourcing. In order to ensure the quality and consistency of our products manufactured by third-party manufacturers in Asia, we have sourcing operations, including product development, project management, sourcing management, supply chain and quality support in Hong Kong and mainland China.

Raw Materials and Sourcing of Product

Our primary raw materials for our in-house manufactured products include copper, glass, plastic resin, steel and various paper-related packaging materials. For all key materials, we generally maintain relationships with two or more vendors to ensure we have sufficient quantities available to meet our short- and long-term production requirements. We have partnered with other Jarden divisions where possible to establish new vendor relationships and consolidate, if and when possible, our order volume. We also source finished goods products from other vendors who also use many of the same materials mentioned above. Similarly, we have consolidated vendors where appropriate and expanded where necessary to take advantage of those opportunities available through our prior acquisitions.

Intellectual Property

The principal trademarks in our Consumer Solutions segment consist of Bionaire®, Crock-Pot®, FoodSaver®, Holmes®, Health o meter®, Mr. Coffee®, Oster®, Rival®, Seal-a-Meal® and Sunbeam®. We believe our principal trademarks have high levels of brand name recognition among retailers and consumers. In addition, we believe our brands have an established reputation for quality, reliability and value. We monitor and protect our brands against infringement, and we actively pursue the licensing of our trademarks to third parties for products that complement our product lines or businesses. We also hold numerous design and utility patents covering a wide variety of products, the loss of any one of which would likely not have a material adverse effect on our business taken as a whole.

Seasonality

Sales of our Consumer Solutions products generally are strongest in the fourth quarter preceding the holiday season and may be negatively affected by unfavorable retail conditions and other market trends, as well as irregular weather patterns.

Branded Consumables

The Branded Consumables segment manufactures or sources, markets and distributes a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples, including arts and crafts paint brushes, brooms, brushes, buckets, children’s card games, clothespins, collectible tins, condoms, cord, rope and twine, dusters, dust pans, feeding bottles, fencing, fire extinguishing products, firelogs and firestarters, home canning jars and accessories, kitchen matches, mops, other craft items, pacifiers, plastic cutlery, playing cards and accessories, rubber gloves and related cleaning products, safes, security cameras, security doors, smoke and carbon monoxide alarms, soothers, sponges, storage organizers and workshop accessories, teats, toothpicks, window guards and other accessories. This segment markets our products under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, Billy Boy®, BRK®, Crawford®, Diamond®, Dicon®, Fiona®, First Alert®, First Essentials®, Hoyle®, Java-Log®, KEM®, Kerr®, Lehigh®, Lillo®, Loew-Cornell®, Mapa®, NUK®, Pine Mountain®, Quickie Green Cleaning®, Quickie Home-Pro®, Quickie Microban®, Quickie Original®, Quickie Professional®, Spontex®, Tigex® and Wellington® brand names, among others.

We sell a variety of branded consumables products including:

Principal Owned and Licensed Brands	Principal Products
Ball®, Bernardin® and Kerr®	Home canning jars and accessories

BRK®, First Alert®, Protector® and Tundra®	Home safety products

Fiona®, First Essentials®, Lillo®, NUK® and Tigex®	Baby care products

Diamond®, Mapa®, Quickie Green Cleaning®, Quickie Home-Pro®, Quickie Microban®, Quickie Original®, Quickie Professional®, Spontex® and Virulana®	Home care products

Billy Boy®, Blausiegel®, Fromms® and Mucambo®	Health care products

Aviator®, Bee®, Bicycle®, Hoyle® and KEM®	Playing cards and card accessories

Lehigh®, SecureLine® and Wellington®	Cord, rope and twine

Loew-Cornell® and Woodsies®	Arts and crafts products

Java-Log®, Northland®, Pine Mountain®, Starterlogg® and Superlog®	Firelogs and firestarters

Crawford® and Storehorse®	Storage organizers and workshop accessories, doors and fencing

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

Manufacturing

We manufacture products such as firelogs and firestarters, kitchen matches and metal closures for our home canning jars in our domestic facilities. We also manufacture playing cards and certain baby care products, home care products, health care products and home safety products at facilities around the world, including facilities in Asia, Europe, Latin America, North America and South America.

Raw Materials and Sourcing of Product

Most of our glass canning jars and raw paper stock for playing cards are supplied under multi-year supply agreements with primary vendors which assist us in achieving attractive pricing taking into consideration our volumes. Such materials are also available from other sources at competitive prices. Other raw materials used in manufacturing, including extinguisher powder, metal, nylon, paper, plastic resin, sawdust, tin plate, wax and wood are supplied by multiple vendors and are currently available from a variety of sources at competitive prices. Our plastic cutlery is sourced from both our Process Solutions segment and China. The natural rubber for gloves; wood pulp for sponges; and latex, polypropylene and silicone for baby products are raw materials that are available from multiple sources.

Our China office is responsible for sourcing finished products from Asia in order to grow and diversify our product portfolio. Quality testing for these products is performed both by our China office and by our North American quality labs.

Historically, the raw materials and components that are necessary for the manufacture of our Branded Consumable products have been available in the quantities that we require.

Intellectual Property

The principal trademarks in our Branded Consumables segment consist of Ball®, Diamond®, First Alert®, Lehigh®, Mapa®, NUK®, Pine Mountain®, Quickie®, Spontex® and Tigex®. We believe our principal trademarks have high levels of brand name recognition among retailers and consumers. In addition, we believe our brands have an established reputation for quality, reliability and value. We monitor and protect our brands against infringement, and we actively pursue the licensing of our trademarks to third parties for products that complement our product lines or businesses. We also hold numerous design and utility patents covering a wide variety of products, the loss of any one of which would likely not have a material adverse effect on our business taken as a whole.

We also have licensing agreements for brands such as Coca-Cola®, Disney®, Harley Davidson®, National Hockey League®, Jack Daniels®, Nickelodeon®, Realtree® and World Poker Tour® to manufacture and distribute playing cards under those brand names, as well a licensing agreement with Gerber® to manufacture and distribute various baby care products.

Seasonality

Sales of our home canning products generally reflect the pattern of the growing season, and retail sales of our plastic cutlery are concentrated in the summer months and holiday periods. Sales of our home improvement products are concentrated in the spring and summer months. Sales of our firelog and firestarter products are concentrated in the fall and winter months. Sales of all these products may be negatively affected by unfavorable weather conditions and other market trends. Periods of drought, for example, may adversely affect the supply and price of fruit, vegetables and other foods available for home canning. Warm weather in the fall and winter may adversely affect our firelog and firestarter sales. Sales of arts and crafts products, home care and baby care products, home safety products and playing cards are generally not seasonally concentrated.

Process Solutions

In addition to the three primary business segments described above, our Process Solutions segment manufactures, markets and distributes a wide variety of plastic products including closures, contact lens packaging, medical disposables, plastic cutlery and rigid packaging. Many of these products are consumable in nature or represent components of consumer products. Our materials business produces specialty nylon polymers, conductive fibers and monofilament used in various products, including woven mats used by paper producers and weed trimmer cutting line, as well as fiberglass radio antennas for marine, citizen band and military applications. We are also the largest North American producer of niche products fabricated from solid zinc strip and are the sole source supplier of copper-plated zinc penny blanks to the United States Mint and a major supplier to the Royal Canadian Mint, as well as a supplier of brass, bronze and nickel-plated finishes on steel and zinc for coinage to other international markets. In addition, we manufacture a line of industrial zinc products marketed globally for use in the architectural, automotive, construction, electrical component and plumbing markets.

Sales and Marketing

Process Solutions utilizes a team sell approach that includes internal sales, marketing, customer service, outside sales representatives, and manufacturing team members to offer best-in-class solutions to both our industrial and consumer product customers. Our marketing, sales and research and development departments work closely together to develop new products and innovative technologies that add value to both our customers and the end users. Market research, focus groups and end user interviews are key components in our customer-focused marketing strategy, as we continue to fill the new product pipeline with solutions that offer innovation at a value.

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

Customers and Competition

We distribute our products globally, primarily through club stores; craft stores; direct-to-consumer channels, primarily consisting of infomercials; department stores; drugstores; grocery retailers; home improvement stores; mass merchandisers; on-line; specialty retailers and wholesalers. In 2011, approximately 20% of the our consolidated net sales were to Walmart, who purchased product from our all of our business segments and was our single largest customer. No other customer represents more than 5% of our consolidated net sales. Other leading customers include: Amazon.com, Bed Bath and Beyond, Canadian Tire, Carrefour, Costco, Dick’s Sporting Goods, The Home Depot, REI, Lowe’s and Target.

The markets in which our businesses operate are generally highly competitive, based primarily on product quality, product innovation, price and customer service and support, although the degree and nature of such competition vary by location and product line. Since we offer such a broad range of consumer products, our competitors are varied and are both larger and smaller companies that offer the same or similar consumer products. We do not have a competitor that offers an array of consumer products that are comparable to ours. We have a larger number of competitors that generally only compete within a few individual products or product lines. In addition to branded products, we regularly compete against the private label brands of retailers and “generic” non-branded products in certain categories.

Competitive Strengths

We believe that the following competitive strengths serve as a foundation for our business strategy:

Market Leadership Positions. In North America, we are a leader in several categories, including alpine skis and bindings, snowboarding and snowshoeing, baseballs, bats and batting helmets, softballs and gloves, camping gear, cordage, firelogs and firestarters, fishing soft baits, rods, reels, and combos, home canning, home vacuum packaging, matches and toothpicks, personal flotation devices, playing cards, boxed plastic cutlery, selected small kitchen appliances, warming blankets and a number of other branded consumer products. We believe that the specialized nature of our niche categories, and our market shares therein, provide us with competitive advantages in terms of demand from consumers and enhanced brand awareness. We believe our leadership positions contribute to our ability to attract new customers and enter new distribution channels.

Our Coleman® and Campingaz® brands are widely recognized domestically, in Europe and in the Pacific Rim, and we are a leader in a number of camping and outdoor equipment product categories, including tents, lanterns and stoves. Our Ugly Stik® models have been the best selling fishing rods in the U.S. for over 20 years. Penn® is a leading product line and brand that is principally focused on salt water fishing reels. Through our Helium®, Hodgman®, Nevin®, Sospenders® and Stearns® brands, we are a leading provider of flotation vests, jackets and suits (“personal flotation devices”), cold water immersion products and wet suits. Sevylor® is a leading brand in innovative inflatable towables, boats, kayaks and related products. We believe we are a leader in each of the ski, snowboard and snowshoe categories that we participate in. We sell alpine and Nordic skis under a number of brands, including Line®, K2®, Madshus® and Völkl®, and alpine ski bindings under the name Marker® in the three major ski markets of the world: Europe, Japan and North America. We sell boots, bindings, snowboards, snowboard outerwear and snowshoes under a number of brands including Atlas®, K2®, Morrow®, Ride®, Tubbs® and 5150 Snowboards®. Our Marmot® brand is a leader in the premium-priced, high- performance technical outdoor apparel and equipment market. Marmot designs, manufactures, markets and distributes performance jackets, technical rainwear, expedition garments, fleeces, outerwear, softshells, skiwear and accessories, gloves, and expedition quality tents, packs and sleeping bags and related accessories sold under the Marmot® brand name and apparel sold under the Marker® brand name. The Ex Officio® brand is recognized as a leader in the design, manufacture, sale and distribution of outdoor and adventure travel apparel for men and women. We believe that Rawlings® is a leading brand and supplier of baseball equipment in North America and, through its licensee, in Japan. Rawlings’ products in this area include baseball gloves, baseballs, softballs, batters’ helmets, catchers’ and umpires’ protective equipment, aluminum, composite and wood baseball bats, batters’ gloves and accessories. Rawlings is a major supplier to professional, collegiate, interscholastic and amateur organizations worldwide and is also the official baseball supplier to Major League Baseball (“MLB”), Minor League Baseball and the National Collegiate Athletic Association, as well as the official helmet supplier to MLB. Moreover, in 2011 Rawlings® was named one of “America’s Greatest Brands” by the American Brands Council. Worth® and Miken® are leading brands for softball products with leading positions in collegiate and amateur slow pitch and fast pitch softball. As a leading provider of small kitchen appliances, we work directly with retailers, often as the category manager, to identify and support consumers’ needs. Our Crock-Pot®, FoodSaver®, Mr. Coffee®, Oster® and Sunbeam® brands hold leading or significant positions in a number of small kitchen appliance categories. We created the home vacuum packaging category at most of our retailers and continue to lead the category by providing innovation and marketing tools to promote the FoodSaver® brand and home vacuum packaging to consumers. We are either the named category manager, sole supplier or one of a very limited number of external vendors to the dominant retailers in both the firelogs and firestarters, and rope, cord and twine product lines. In the playing card industry, our Branded Consumables segment is a leading provider of playing cards under the Bee®, Bicycle® and Hoyle® brands. We are a leading provider of cellulose sponges in Europe under the Spontex® brand. In the baby care industry, we enjoy leading positions in Brazil, France and Germany, under the Fiona®, Lillo®, NUK® and Tigex® brands and rank among the top players in Spain and the United States. We are a leading provider of condoms in Germany under the Billy Boy® brand.

Strong Brand Name Recognition. Our portfolio of leading consumer brands assists us in gaining retail shelf space and introducing new products. The Coleman®, Crock-Pot®, First Alert®, FoodSaver®, K2®, Marmot®, Mr. Coffee®, Oster®, Pine Mountain®, Rawlings®, Ride®, Rival®, Shakespeare®, Starterlogg®, Stearns®, Sunbeam® and Völkl® brands are highly-recognized brands in their respective market segments. We believe the Rawlings® and Worth® brands in baseball and softball, respectively, the deBeer® and Gait® brand names in lacrosse and K2®, Marker® and Völkl® in snowboards, skis and ski bindings have an extremely high brand name recognition in their market segments. Our Abu Garcia®, Berkley®, Mitchell®, Penn®, Pflueger® Shakespeare®, Stren®, Trilene® and Ugly Stik® brands are highly recognized within the outdoor enthusiast and fishing market segments. We believe our Ex Officio®, K2®, Marmot®, Marker®, Planet Earth® and Völkl® brands represent quality technical apparel and equipment within their market segments. We believe Diamond® is a leading brand in plastic cutlery, kitchen matches and toothpicks for use in and around the home. We believe that the Mapa® brand is synonymous with rubber gloves in Argentina and France; that the Spontex® brand is a household name in Western and Central Europe; and that the NUK® brand is a worldwide leader in soothers. We also believe our Aerobed®, Ball®, FoodSaver® and Quickie® brands are household names in inflatable airbeds, home canning, home vacuum packaging systems and cleaning tools and related supplies, respectively. Overall, we believe our strong brand recognition and consumer awareness, coupled with the quality of our products, help promote significant customer loyalty.

Comprehensive Product Offering. We provide retailers with a broad and diversified portfolio of consumer products across numerous product categories, which adds diversity to our revenues and cash flows. Within these categories, we service the needs of a wide range of consumers by providing products to satisfy their different interests, preferences and budgets. Our Outdoor Solutions segment, with products ranging from skis to fishing equipment to personal flotation devices to baseball gloves to lanterns and coolers, is a leading global outdoor lifestyle business with comprehensive product offerings in numerous categories. We believe our Consumer Solutions segment is well-positioned in the kitchen and household appliance categories to take advantage of a “good, better, best” strategy in order to target consumers with various levels of price sensitivity and product sophistication. Our Branded Consumables segment offers a diversified portfolio of consumer products to serve the value, mid-tier and premium price points, including in part, baby care products (e.g., feeding bottles, pacifiers, soothers and teats), cordage (e.g., rope and twine), fire extinguishing products, firelogs and firestarters, home care products (e.g., brooms, brushes, buckets, dusters, dust pans, kitchen matches, mops, plastic cutlery, rubber gloves, sponges and related cleaning products), home canning products, playing cards and card accessories, security screen doors and fencing, smoke and carbon monoxide alarms, storage organizers and workshop accessories.

We believe our ability to serve retailers with a broad array of branded products and introduce new products will continue to allow us to further penetrate our existing customer bases while also attracting new customers.

Recurring Revenue Stream. We derive recurring and, we believe, non-cyclical annual sales from many of our leading products due to their affordability and position as fundamental staples within many households. Our cord, rope and twine, feeding bottles, firelogs, firestarters, home care products (e.g., mops, rubber gloves, sponges and related cleaning products), jar closures, kitchen matches, plastic cutlery, teats and toothpicks are consumable in nature and exemplify these traits. Moreover, we believe that as the installed base of FoodSaver® and Seal-a-Meal® appliances increases, our disposable storage bags and related accessories used with these appliances will constitute an increasing percentage of total food preservation revenues. Additional sources of recurring revenue include replacement blades for our grooming and shearing business and filters for humidifiers and air purifiers.

Continuous Improvement Programs. A core element of Jarden’s DNA is to “strive to be better.” To that end, we continuously strive to enhance profitability and competitive advantage by leveraging our scale as a buyer in the marketplace and reducing our internal operating costs by sharing infrastructure and expertise across all business units. These endeavors cover all cost centers, including all costs of goods sold (material, labor and overhead), transportation and warehousing, and selling, general and administrative expenses.

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

In order to leverage our global procurement and fulfillment expertise to the benefit of our stockholders, a center-led strategy is employed that consolidates redundant functions within operating segments to reduce overhead and increase focus on new areas of product innovation. Jarden businesses are constantly collaborating on projects to share resources and best practices in a way that increases our unique competitive advantage. Furthermore, opportunities are selectively pursued across operating segments to cross-utilize infrastructure such as factory, office and warehouse capacity.

The commodity councils and center-led procurement operating models are highly scalable and simplify the integration of newly-acquired companies. Jarden is able to take advantage of leverage from acquired companies and offer those companies access to Fortune 500 scale enabling the realization of synergies and cost savings very quickly. Our supply chain operations partner with all our businesses to ensure that we are continuously focused on enhancing profitability and competitive advantage. Our operating models are being extended globally to adapt to the growth in our portfolio of companies and revenue outside traditional markets in North America.

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

Operating numerous factories globally, gives our supply chain executives invaluable real-time insight into the relative cost and complexity associated with manufacturing in many regions of the world. This insight is used to ensure that we are producing our products in the location that will deliver the best cost and quality. We continuously evaluate the portfolio of products we manufacture and source to ensure that we are pursuing the best strategy for either outsourcing or insourcing to further vertically integrate our supply chain.

Chief among our priorities in the area of manufacturing is to ensure that our factories are operating efficiently and that deployed capital is delivering a strong return for our stockholders. To achieve these objectives, our manufacturing and continuous-improvement professionals participate on cross-business councils to share innovative ideas, leverage scale in the market place, and implement standards of practice. These councils facilitate quicker problem solving by identifying and deploying the most qualified subject matter experts in the Company regardless of their business affiliation.

In order to reach our customers globally, our distribution and warehousing networks in and between major markets are significant. Our approach to design emphasizes collaboration across all platforms to increase optimization, reduce logistics costs, and engineer networks that are aligned with the needs of our customers. In many ways, the collective expertise across the Jarden portfolio of businesses allows each individual company to shorten its learning curve in any number of functional areas. This translates into a competitive advantage for our customers and employees.

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

Proven and Incentivized Management Team. Our management team has a proven track record of successful management with positive operating results. Our executive corporate management team is led by Martin E. Franklin, our Executive Chairman, Ian G.H. Ashken, our Vice Chairman and Chief Financial Officer, and James E. Lillie, our Chief Executive Officer. Our primary operating segments are led by executives with extensive experience in the branded consumer products markets.

Business Strategy

Our objective is to increase profitability, cash flow and revenue while enhancing our position as a leading manufacturer, marketer and distributor of branded consumer products “used in and around the home” and “home away from home.” Our strategy for achieving these objectives includes the following key elements:

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

During 2011, in our Outdoor Solutions segment, Coleman expanded its line of Instant tents and added instant shelters with proprietary technology, which allows for even our largest tents and shelters to be set up in 60 seconds or less and also expanded the revolutionary CPX rechargeable lighting system which allows for an interchangeable power source for our broad range of flashlights and lanterns. Our team sports business in the Outdoor Solutions segment introduced, among other new products: the Rawlings® 5150 BBCOR bats, designed to meet the new regulations at both the collegiate and high school levels while providing superior durability, additional flex and a larger sweet spot on the barrel; and the Rawlings® NRG Quantum football helmets, constructed with a unique protection system designed to dissipate impact force. Additionally, our winter sports business in the Outdoor Solutions segment introduced the Völkl® Code ski, which is the first rocker ski designed for front side high performance skiing and featuring Speedwall technology and a 3D Titinal top sheet; and the Völkl® all mountain category RTM (Ride the Mountain) ski, led by the flagship RTM 84 ski, which features our Marker® iPT Wide Ride binding which was the highest scoring ski ever, as recorded in the 2011 World Ski Test. In our Consumer Solutions segment during 2011, we continued the expansion of our core products to meet the needs of consumers driven by trends in consumer health, pet products, single-serve coffee and at-home food preparation. In 2011, we also introduced aer1™ air filters and purifiers that are designed to improve air quality and Sunbeam® pet electronics that help consumers more effectively train their pets. Additionally, we expanded our single serve coffee offering using Keurig® brewing technology and introduced new FoodSaver® models targeted to hunters and fishermen, as well as new models for the club channel and we introduced the very successful MyBlend personal blender, a fun and exciting sports drink blender in a variety of colors. In our

Branded Consumables segment during 2011, we introduced the Tigex® Bébé Gourmet food processor that combines the essential qualities of a baby-food processor while incorporating innovations not currently available in the marketplace.

In 2010, in our Outdoor Solutions segment, Coleman introduced a line of Instant tents with proprietary technology, which allows even a 10 person tent to set up in 60 seconds or less, and the revolutionary XPS rechargeable lighting system which allows for an interchangeable power source for our broad range of flashlights and lanterns. Additionally, in our Outdoor Solutions segment during 2010, we introduced award-winning skiing products. We entered the alpine touring market with introduction of the Marker® F10 and F12 Tour ski bindings and we introduced the Völkl® Eco Amaruq ski, our leading environmentally conscious flagship ski. We also launched the Racetiger with Psi technology that allows the ski’s flex to be customized by the retailer for specific individual consumer criteria. In our Consumer Solutions segment during 2010, we continued the expansion of our appliance portfolio with new innovative products that meet the needs of consumers, driven by an increase in coffee consumption, at-home entertainment and more meals being prepared at home. Key introductions include the Crock-Pot® Designer series of slow cookers, the Oster® Entertainer Blender, the Food Saver® Game Saver vacuum sealer and the Mr. Coffee® Single Serve using Keurig® brewing technology. In our Branded Consumables segment during 2010, we extended our line of home safety products with the introduction of First Alert® branded security cameras and we launched our award winning baby bathtub under the Tigex® brand that can be used in many different ways as the child grows and is designed to reduce water consumption through adjustable dividers.

Pursue Strategic Acquisitions. Consistent with our historical acquisition strategy, to the extent we pursue future acquisitions, we intend to focus on businesses with product offerings that provide geographic or product diversification, or expansion into related categories that can be marketed through our existing distribution channels or provide us with new distribution channels for our existing products, thereby increasing marketing and distribution efficiencies. Furthermore, we expect that acquisition candidates would demonstrate a combination of attractive margins, strong cash flow characteristics, category leading positions and products that generate recurring revenue. We anticipate that the fragmented nature of the consumer products market will continue to provide opportunities for growth through strategic acquisitions of complementary businesses. However, there can be no assurance that we will complete an acquisition in any given year or that any such acquisition will be significant or successful. We will only pursue a candidate when it is deemed to be fiscally prudent and that meets our acquisition criteria. We anticipate that any future acquisitions would be financed through any combination of cash on hand, operating cash flow, availability under our existing credit facilities and new capital market offerings.

Further Expand Internationally. We derived approximately 39% and 36% of our consolidated sales in 2011 and 2010, respectively, from international markets. We were able to expand our international sales in 2010, as a result of the Acquisition. We believe that we can expand our international sales primarily by leveraging our distribution channel opportunities across product lines and by pursuing strategic cross-selling or co-branding in our foreign businesses with established complementary distribution channels. We also believe that our strong international distribution network will continue to assist us in placing more products into foreign channels and increase the rate at which our products assimilate themselves into homes in the European, Latin American and Pacific Rim markets.

Focus on Operating Margin Improvements. We focus on expanding margins through operating efficiencies and the realization of synergies from our business units, the integration of our businesses and the transfer of best practices throughout each of our operating units. We use our scale to leverage our supply chain, distribution and production costs as well.

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

Employees

As of December 31, 2011, we employed over 23,000 people in Canada, Europe, Latin America, the Pacific Rim (including China) and the United States. As of December 31, 2011, our Chinese operations employed approximately 4,800 people on both a full-time and temporary basis. Approximately 470 union workers are covered by five collective bargaining agreements at five of our U.S. facilities. These agreements expire at our jar closure facility (Muncie, Indiana) in 2014, at our match manufacturing facility (Cloquet, Minnesota) in 2015, at our zinc facility (Greeneville, Tennessee) in 2012, at our baby care facility (Reedsburg, Wisconsin) in 2014 and at our monofilament plant (Enka, North Carolina) in 2013. Additionally, approximately 80 employees at our Legutiano, Spain manufacturing facility, approximately 210 employees at our Lyon, France facility, approximately 280 employees at our Ipoh, Malaysia facility, approximately 450 employees at our Zeven, Germany facility, approximately 40 employees at our other European facilities and approximately 1,300 employees at our Latin America facilities are unionized.

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

Website Access Disclosure

Our internet website address is http://www.jarden.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the proxy statement for our annual meeting of stockholders, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “Commission”). In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our website, by the end of the business day after filing with the Commission.

Our website also includes the following corporate governance materials, under the tab “Governance”: our Business Conduct and Ethics Policy; our Board of Directors Governance Principles and Code of Conduct Policy; our Insider Trading Policy; our Management and Board of Directors; our Committee Composition; our Insider Transactions; and the charters of our Board of Directors committees. These corporate governance materials are also available in print upon request by any stockholder to our Investor Relations department at our executive corporate headquarters.

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

Risks Relating to Our Business

We are subject to risks related to our dependence on the strength of retail economies in various parts of the world and our performance may be affected by the global economic environment.

Our business depends on the strength of the retail economies in various parts of the world, primarily in North America but increasingly in Central and South America, Europe and Asia, which have experienced instability in recent years and may experience further volatility, or be subject to further deterioration, for the foreseeable future. These retail economies are affected primarily by factors such as consumer demand and the condition of the retail industry, which, in turn, are affected by general economic conditions and specific events such as natural disasters, terrorist attacks and political unrest. The impact of these external factors is difficult to predict, and one or more of the factors could adversely impact our business, results of operations and financial condition.

Purchases of many consumer products are discretionary and tend to be highly correlated with the cycles of the levels of disposable income of consumers. As a result, any substantial deterioration in general economic conditions could adversely affect consumer spending patterns, our sales and our results of operations. If the global economy experiences significant disruptions or slowdown, our business could be negatively impacted by reduced demand for our products. We could also be negatively impacted by an economic crisis in individual countries or regions, including sovereign risk related to a deterioration in the credit worthiness of or a default by local governments. Such events could negatively impact our overall liquidity and/or create significant credit risks relative to our local customers and depository institutions.

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

Due to consolidation in the U.S. retail industry, our customer base has become relatively concentrated. In 2011, one customer, Walmart, accounted for approximately 20% of our consolidated net sales.

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

We depend on a continuous flow of new orders from our large, high-volume retail customers; however, we may be unable to continually meet the needs of our customers. Furthermore, on-time delivery and satisfactory customer service are becoming increasingly important to our customers. Retailers are increasing their demands on suppliers to:

•	reduce lead times for product delivery, which may require us to increase inventories and could impact the timing of reported sales;

•	improve customer service, such as with direct import programs, whereby product is supplied directly to retailers from third-party suppliers; and

•	adopt new technologies related to inventory management such as Radio Frequency Identification, otherwise known as RFID, technology, which may have substantial implementation costs.

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

Some of our operations are conducted or products are sold in countries where economic growth has slowed, such as Japan; or where economies have suffered economic, social and/or political instability or hyperinflation or where the ability to repatriate funds has been delayed or impaired in recent years, such as Venezuela and Mexico. Current government economic and fiscal policies, including stimulus measures and currency exchange rates and controls, in these economies may not be sustainable and, as a result, our sales or profits related to those countries may decline. The economies of other foreign countries important to our operations, including other countries in Asia, Europe and Latin America, could also suffer slower economic growth or economic, social and/or political instability or hyperinflation in the future. International operations, including manufacturing and sourcing operations (and the international operations of our customers), are subject to inherent risks which could adversely affect us, including, among other things:

•	protectionist policies restricting or impairing the manufacturing, sales or import and export of our products;

•	new restrictions on access to markets;

•	lack of developed infrastructure;

•	inflation (including hyperinflation) or recession;

•	devaluations or fluctuations in the value of currencies;

•	changes in and the burdens and costs of compliance with a variety of foreign laws and regulations, including tax laws, accounting standards, environmental laws and occupational health and safety laws;

•	social, political or economic instability;

•	acts of war and terrorism;

•	natural disasters or other crises;

•	reduced protection of intellectual property rights in some countries;

•	increases in duties and taxation;

•	restrictions on transfer of funds and/or exchange of currencies;

•	expropriation of assets or forced relocations of operations; and

•	other adverse changes in policies, including monetary, tax and/or lending policies, encouraging foreign investment or foreign trade by our host countries.

Should any of these risks occur, our ability to manufacture, source, sell or export our products or repatriate profits could be impaired; we could experience a loss of sales and profitability from our international operations; and/or we could experience a substantial impairment or loss of assets, any of which could have a material adverse impact on our business.

Currency devaluations or fluctuations may significantly increase our expenses and affect our results of operations as well as the carrying value of international assets on our balance sheet, especially where the currency is subject to intense political and other outside pressure, such as in the case of the Venezuelan Bolivar and the Chinese Renminbi.

While we transact business predominantly in U.S. dollars and most of our revenues are collected in U.S. dollars, a substantial portion of our assets, revenues, costs, such as payroll, rent and indirect operational costs, and earnings are denominated in other currencies, such as the Chinese Renminbi, Venezuelan Bolivar, European Euro, Japanese Yen, Mexican Peso, and British Pound. Changes in the relation of these and other currencies to the U.S. dollar will affect the carrying value of our international assets as well as our sales and profitability and could result in exchange losses. For example, a stronger Mexican Peso would mean our products assembled or produced in Mexico would be more expensive to import into the U.S. or other countries, thereby reducing profitability of those products. Likewise, if the government of China allowed the Chinese Renminbi to rise substantially versus the U.S. dollar, the cost of our products produced in China would rise. In 2010, Venezuela was designated a hyper-inflationary economy, and the Venezuelan government devalued its currency. Consequently, the Company changed the functional currency of the Company’s subsidiaries in Venezuela from the Venezuelan Bolivar to the U.S. dollar and recorded an accounting charge against earnings relating to foreign exchange translation as a result of the hyperinflationary status. Similar to the devaluation of 2010, any future devaluation of the Venezuelan Bolivar will negatively impact the carrying value of our assets in Venezuela and our results of operations because the earnings and assets of our Venezuelan operations will be reduced when translated into U.S. dollars. Also in 2010, the government regulated System of Transactions in Foreign Currency Denominated Securities (“SITME”) market was created. Historically, the majority of the Company’s purchases have qualified for the official exchange rate and the Company has been able to convert Bolivars at the official exchange rate. However, if in the future, further restrictions require the Company’s subsidiaries operating in Venezuela to convert an increasing amount of the Bolivar cash balances into U.S. dollars using a more unfavorable exchange rate, it could result in currency exchange losses which could have a material adverse effect on our results of operations.

As we have substantial operations and assets located outside the United States, foreign currency devaluations or fluctuations in the applicable foreign currency exchange rates in relation to the U.S. dollar could continue to have a material adverse impact on our business, results of operations and financial condition, both for purposes of actual conversion and financial reporting purposes. The impact of future exchange rate devaluations or fluctuations on our results of operations cannot be accurately predicted. There can be no assurance that the U.S. dollar foreign exchange rates will be stable in the future or that fluctuations in financial or foreign markets will not have a material adverse effect on our business, results of operations and financial condition.

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

We have a significant amount of indebtedness. As of December 31, 2011, we had total indebtedness of approximately $3.2 billion. Our significant indebtedness could:

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

In addition, our senior secured credit facility requires us to meet certain financial ratios and other covenants. Any failure to comply with the restrictions of our senior secured credit facility and the indentures related to our notes or any other subsequent financing agreements may result in an event of default. An event of default may allow our creditors, if the agreements so provide, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. In addition, the lenders under our senior secured credit facility may be able to terminate any commitments they had made to supply us with further funds. Furthermore, substantially all of our domestic assets (including equity interests) are pledged to secure our indebtedness under our senior secured credit facility. If we default on the financial covenants in our senior secured credit facility, our lenders could foreclose on their security interest in such assets, which would have a material adverse effect on our business, results of operations and financial condition.

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

We are subject to risks related to acquisitions, and our failure to successfully consummate acquisitions and/or integrate acquired businesses could have a material adverse effect on our business and results of operations.

We have achieved growth through the acquisition of both relatively large and small companies. There can be no assurance that we will continue to be able to integrate successfully these businesses or identify and integrate future acquisitions into our existing business without substantial costs, delays or other operational or financial difficulties. There is also no assurance that we will be able to successfully leverage synergies among our businesses to increase sales and obtain cost savings. Additionally, the failure of these businesses to achieve expected results, diversion of our management’s attention and failure to retain key personnel at these businesses could have a material adverse effect on our business, results of operations and financial condition.

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

Our ability to consummate acquisitions and integrate acquired businesses is also subject to oversight and review of various governmental and regulatory authorities, including the U.S. Department of Justice and the Federal Trade Commission in the United States as well as comparable agencies in other countries. There can be no assurance that these governmental and regulatory authorities will permit us to consummate acquisitions we have identified or that they will not require us to divest or alter the operations of acquired businesses after the consummation of the acquisitions. Any such action could impose substantial cost and operational difficulties on our businesses and could have a material adverse effect on our business, results of operations and financial condition.

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

Because we manufacture or source a significant portion of our products from Asia, our production lead times are relatively long. Therefore, we often commit to production in advance of firm customer orders. If we fail to forecast customer or consumer demand accurately, we may encounter difficulties in filling customer orders or in liquidating excess inventories or may find that customers are canceling orders or returning products. Additionally, changes in retailer inventory management strategies could make inventory management more difficult. Any of these results could have a material adverse effect on our business, results of operations and financial condition.

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

Our business, results of operations and financial condition could be materially adversely affected by the loss of our executive officers and the inability to attract and retain appropriately qualified replacements or the diversion of our executive officers’ time and energy to permitted outside interests.

We are highly dependent on the continuing efforts of our executive officers, particularly Martin E. Franklin, our Executive Chairman, Ian G.H. Ashken, our Vice Chairman and Chief Financial Officer, and James E. Lillie, our Chief Executive Officer. We believe these officers’ experience in the branded consumer products industry and our business, and with strategic acquisitions of complementary businesses within our primary business segments, has been important to our historical growth and is important to our future growth strategy. We currently have employment agreements with all of these executive officers. However, we cannot assure you that we will be able to retain any of these executive officers. Our business, results of operations and financial condition could be materially adversely affected by the loss of any of these executive officers and the inability to attract and retain appropriately qualified replacements. We do not maintain “key man” insurance on any of our executive officers.

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

Approximately 470 union workers are covered by five collective bargaining agreements at five of our U.S. facilities. These agreements expire at our jar closure facility (Muncie, Indiana) in 2014, at our match manufacturing facility (Cloquet, Minnesota) in 2015, at our zinc facility (Greeneville, Tennessee) in 2012, at our babycare facility (Reedsburg, Wisconsin) in 2014 and at our monofilament plant (Enka, North Carolina) in 2013. Additionally, approximately 80 employees at our Legutiano, Spain manufacturing facility, approximately 210 employees at our Lyon, France facility, approximately 280 employees at our Ipoh, Malaysia facility, approximately 450 employees at our Zeven, Germany facility, approximately 40 employees at our other European facilities and approximately 1,300 employees at our Latin America facilities are unionized.

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

We also face exposure to product liability claims in the event that one of our products is alleged to have resulted in property damage, bodily injury or other adverse effects. Although we maintain product liability insurance in amounts that we believe are reasonable, that insurance is, in most cases, subject to large self-insured retentions for which we are responsible, and we cannot assure you that we will be able to maintain such insurance on acceptable terms, if at all, in the future or that product liability claims will not exceed the amount of insurance coverage. Additionally, we do not maintain product recall insurance. As a result, product recalls or product liability claims could have a material adverse effect on our business, results of operations and financial condition.

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

Our product liability insurance program is an occurrence-based program based on our current and historical claims experience and the availability and cost of insurance. We currently either self-insure or administer a high retention insurance program for most product liability risks. Historically, product liability awards have rarely exceeded our individual per occurrence self-insured retention. We cannot assure you, however, that our future product liability experience will be consistent with our past experience or that claims and awards subject to self-insured retention will not be material to us.

See Note 11 (Commitments and Contingencies) of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2011 for a further discussion of these and other regulatory and litigation-related matters.

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

In addition to operational standards, environmental laws also impose obligations on various entities to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination. Accordingly, we may be liable, either contractually or by operation of law, for remediation costs even if the contaminated property is not presently owned or operated by us, is a landfill or other location where we have disposed wastes, or if the contamination was caused by third parties during or prior to our ownership or operation of the property. Given the nature of the past industrial operations conducted by us and others at these properties, there can be no assurance that all potential instances of soil or groundwater contamination have been identified, even for those properties where an environmental site assessment has been conducted. We do not believe that any of our existing remediation obligations, including at third-party sites where we have been named a potentially responsible party, will have a material adverse effect upon our business, results of operations or financial condition. However, future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to additional remediation liabilities that may be material. See “Environmental Matters” under Note 11 (Commitments and Contingencies) of the notes to our consolidated financial statements in this Annual Report on Form 10-K for the year ended December 31, 2011 for a further discussion of these and other environmental-related matters.

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

We are in the process of selecting or implementing new operating software systems within a number of our business segments, and complications from these projects could cause considerable disruptions to our business. While significant testing will take place and the rollout will occur in stages, the period of change from the old system to the new system will involve risk. Application program bugs, system conflict crashes, user error, data integrity issues, customer data conflicts and integration issues among our legacy systems all pose potential risks.

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

Our corporate office is located in a leased office space in Rye, New York. In addition, at December 31, 2011, the Company and its subsidiaries lease or own facilities throughout the U.S., some of which have multiple buildings and warehouses, and these U.S. facilities encompass approximately 14 million square feet. We lease or own international facilities encompassing approximately 16 million square feet primarily in Asia, Canada, Europe and Latin America. Of the U.S. and international manufacturing and warehouse facilities, approximately 16 million square feet of space is owned, while the remaining 14 million square feet of space is leased. The approximate percentage of the facility square footage used by each segment is as follows: Outdoor Solutions—37%; Consumer Solutions—21%; Branded Consumables—38%; and Process Solutions—4%.

In general, our properties are well-maintained, considered adequate and are utilized for their intended purposes. See Note 5 to our consolidated financial statements, Property, Plant and Equipment, which discloses amounts invested in land, buildings and machinery and equipment. Also see Note 11 to our consolidated financial statements, Commitments and Contingencies which discloses the Company’s operating lease commitments.

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

Item 4.	Mine Safety Disclosures

Not Applicable.

Executive Officers of the Registrant

Pursuant to General Instruction G(3), the information regarding our executive officers called for by Item 401(b) of Regulation S-K is hereby included in Part I of this Annual Report on Form 10-K.

The executive officers of our Company are as follows:

Martin E. Franklin, age 47, is Executive Chairman of our Company. Mr. Franklin was appointed to our Board of Directors on June 25, 2001 and became Chairman and Chief Executive Officer effective September 24, 2001. Mr. Franklin served as Chairman and Chief Executive Officer until June 13, 2011, at which time he began service as Executive Chairman. Mr. Franklin is also a principal and executive officer of a number of private investment entities. Mr. Franklin also served as the Chairman and/or Chief Executive Officer of three public companies, Benson Eyecare Corporation, Lumen Technologies, Inc. and Bollé Inc. between 1992 and 2000. Mr. Franklin also serves as a director of Justice Holdings Limited and Promotora de Informaciones, S.A.

Ian G.H. Ashken, age 51, is Vice Chairman and Chief Financial Officer of our Company and until February 15, 2007 was also Secretary of the Company. Mr. Ashken was appointed to the Board of Directors on June 25, 2001 and became Vice Chairman, Chief Financial Officer and Secretary effective September 24, 2001. Mr. Ashken is also a principal and executive officer of a number of private investment entities. Mr. Ashken also served as the Vice Chairman and/or Chief Financial Officer of three public companies, Benson Eyecare Corporation, Lumen Technologies, Inc. and Bollé, Inc. between 1992 and 2000. Mr. Ashken also serves as a director of Phoenix Group Holdings.

James E. Lillie, age 50, is Chief Executive Officer of our Company. Mr. Lillie joined our Company in August 2003 as Chief Operating Officer and assumed the additional title and responsibilities of President effective January 2004. Mr. Lillie served as President until June 13, 2011, at which time he began service as Chief Executive Officer. From 2000 to 2003, Mr. Lillie served as Executive Vice President of Operations at Moore Corporation, Limited, a diversified commercial printing and business communications company. From 1999 to 2000, Mr. Lillie served as Executive Vice President of Operations at Walter Industries, Inc., a Kohlberg, Kravitz, Roberts & Company (“KKR”) portfolio company. From 1990 to 1999, Mr. Lillie held a succession of senior level management positions across a variety of disciplines including human resources, manufacturing, finance and operations at World Color, Inc., another KKR portfolio company.

John E. Capps, age 47, is Executive Vice President, General Counsel and Secretary of our Company. Mr. Capps has been with the Company since January 2005. From 2003 to 2005, Mr. Capps was with American Household, Inc. which was acquired by the Company in January 2005, where he most recently served as Vice President-Legal. Prior to 2003, Mr. Capps was in private law practice with the firm Sullivan & Cromwell LLP.

Patricia J. Gaglione, age 51, is Senior Vice President, Business Operations and Supply Chain of our Company. Ms. Gaglione joined our Company in January 2005 as Vice President, Supply Chain and was promoted to her current position in January 2009. Prior to joining the Company, Ms. Gaglione most recently served as Vice President, Sourcing for RR Donnelley and Sons (formerly Moore Corporation, Limited), from May 2001 to May 2004. From 1996 to 2001, Ms. Gaglione was General Manager, International Purchasing Office at Philips Electronics.

Patricia Mount, age 55, is Senior Vice President and Chief Transition Officer of our Company. Ms. Mount has been with the Company since August 2003. From August 2003 through January 2006, Ms. Mount served as Chief Financial Officer of Tilia, Inc. a subsidiary of the Company. Prior to joining the Company, Ms. Mount served as the Chief Financial Officer of network equipment manufacturer LuxN from 2000 to 2002. From 1993 to 2000, Ms. Mount served in various senior financial and operating roles at Quantum Corporation.

Richard T. Sansone, age 45, is Executive Vice President, Finance of our Company. Mr. Sansone has been with the Company since December 2005. Prior to joining our Company, he most recently served as Senior Vice President, Controller and Chief Accounting Officer of RR Donnelley and Sons (formerly Moore Corporation, Limited), from April 2001 to December 2005. From 1992 to 2001, Mr. Sansone was with PricewaterhouseCoopers, LLP where he was an Audit Senior Manager.

J. David Tolbert, age 50, is Senior Vice President, Human Resources and Corporate Risk of our Company. Mr. Tolbert has served in various management and executive roles in the areas of human resources, administration and corporate risk for the Company since 1993. From 1987 to 1993, Mr. Tolbert served in various human resource and operating positions at Ball Corporation.

Our executive officers serve at the discretion of our Board of Directors.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market; Market Price; and Dividends for Registrant’s Common Equity

Jarden Corporation’s (the “Company” or “Jarden”) common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “JAH.” As of February 15, 2012, there were approximately 3,500 registered holders of record of the Company’s common stock, par value $0.01 per share. On February 15, 2012, the last recorded sales price of the Company’s common stock was $34.01. In January 2012, the Company announced that the Board of Directors of the Company (the “Board”), in connection with the acceleration of the stock repurchase program (see “Recent Purchases of our Registered Equity Securities by the Issuer and Affiliated Purchases”), had decided to suspend the Company’s dividend program following the dividend paid on January 31, 2012.

The table below sets forth the intraday high and low sales prices of the Company’s common stock as reported on the NYSE and cash dividends declared per share for the periods indicated:

	Dividends Declared Per Share		Common Stock Price
			2011		2010
	2011	2010	High	Low	High	Low
First Quarter	$0.08625	$0.0825	$37.50	$30.89	$35.11	$29.34
Second Quarter	0.08625	0.0825	37.50	31.16	34.63	25.50
Third Quarter	0.08625	0.0825	35.17	25.60	31.49	25.55
Fourth Quarter	0.08625	0.0825	34.95	26.52	34.52	30.32

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

The graph below compares total stockholder return on the Company’s common stock from December 31, 2006 through December 31, 2011 with the cumulative total return of (a) the Standard and Poor’s (“S&P”) 500 Index, and (b) the S&P Midcap 400 Index, assuming a $100 investment made on December 31, 2006. Each of the three measures of cumulative total return assumes reinvestment of dividends, if applicable. The stock performance shown on the graph below is based on historical data and is not indicative of, or intended to forecast, possible future performance of the Company’s common stock.

Equity Compensation Plan Information

Information regarding Jarden’s equity compensation plans, including both stockholder-approved plans and plans not approved by stockholders is incorporated by reference in Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

Recent Purchases of our Registered Equity Securities by the Issuer and Affiliated Purchases

In August 2011, the Board authorized a new stock repurchase program that would allow the Company to repurchase up to $500 million of its common stock (the “Stock Repurchase Program”). During August 2011, the Company completed its prior $150 million stock repurchase program that was authorized in November 2007 and increased in March 2010. There were no shares of the Company’s common stock repurchased during the fourth quarter of 2011.

On January 26, 2012, the Company commenced a “modified Dutch auction” self-tender offer (the “Offer”) to purchase up to $500 million in value of its common stock at a purchase price of not greater than $33.00 or less than $30.00 per share. On February 21, 2012, the Company extended the expiration date of the Offer from midnight on February 23, 2012 until midnight on March 5, 2012 and increased the purchase price to not greater than $36.00 or less than $32.00 per share. The repurchase of shares of common stock under the Offer is being made pursuant to the Stock Repurchase Program, pursuant to which the Company is authorized to repurchase up to $500 million aggregate amount of outstanding shares of common stock at prevailing market prices or in privately negotiated transactions. On January 23, 2012, the Board authorized an increase in the then available repurchase capacity of the Stock Repurchase Program to $500 million. The Offer is not conditioned upon any minimum number of shares being tendered, but is subject to the satisfaction of certain conditions as specified under the Offer, including the successful completion of additional debt under the Company’s senior secured credit facility.

Item 6.	Selected Financial Data

The following tables set forth the Company’s selected financial data as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007. The selected financial data set forth below has been derived from the audited consolidated financial statements and related notes thereto, where applicable, for the respective fiscal years. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the consolidated financial statements and notes thereto. These historical results are not necessarily indicative of the results to be expected in the future. Certain reclassifications have been made in the Company’s financial statements of prior years to conform to the current year presentation. These reclassifications had no impact on previously reported net income.

	As of and for the Years Ended December 31,
(in millions, except per share data)	2011(c)	2010(b)(c)	2009(c)	2008(c)	2007(b)(c)
STATEMENTS OF OPERATIONS DATA
Net sales	$6,679.9	$6,022.7	$5,152.6	$5,383.3	$4,660.1
Operating earnings(a)	522.9	407.3	386.9	146.1	232.0
Interest expense, net	179.7	177.8	147.5	178.7	149.7
Loss on early extinguishment of debt	12.8	—	—	—	15.7
Income tax provision	125.7	122.8	110.7	26.3	38.5

Net income (loss)(a)	$204.7	$106.7	$128.7	$(58.9)	$28.1

Basic earnings (loss) per share(a)	$2.33	$1.20	$1.53	$(0.78)	$0.39
Diluted earnings (loss) per share(a)	$2.31	$1.19	$1.52	$(0.78)	$0.38

OTHER FINANCIAL DATA
Segment earnings(a)(d)	$790.8	$710.1	$605.7	$609.4	$501.5
Net cash provided by operating activities	427.1	289.0	641.1	249.9	304.8
Net cash provided by (used in) financing activities	(196.7)	480.2	(32.5)	104.6	680.6
Net cash used in investing activities	(113.1)	(883.1)	(130.6)	(175.5)	(972.6)
Depreciation and amortization	163.7	142.8	130.3	120.3	96.4
Capital expenditures	126.9	137.5	107.4	102.2	81.2
Cash dividends declared per common share(e)	0.345	0.33	0.15	—	—

BALANCE SHEET DATA
Cash and cash equivalents	$808.3	$695.4	$827.4	$392.8	$220.5
Working capital(f)	2,029.8	1,693.6	1,503.5	1,374.7	1,269.8
Total assets	7,116.7	7,093.0	6,023.6	5,727.0	5,868.1
Total debt	3,159.4	3,240.6	2,666.2	2,868.3	2,747.3
Total stockholders’ equity	1,912.0	1,820.5	1,766.8	1,384.2	1,538.6

(a)	Includes the following significant items affecting comparability:

•

2011 includes: non-cash impairment charges of $52.5 million, primarily comprised of a non-cash impairment charge of $43.4 million related to the impairment of goodwill and intangibles (see Note 6 to the consolidated financial statements); $23.4 million of reorganization costs (see item (c) below); and $21.4 million of acquisition-related and other costs, net.

•

2010 includes: $70.6 million of non-cash charges related to the Company’s Venezuela operations (see Note 1 to the consolidated financial statements); $42.3 million of acquisition-related and other charges, net, primarily related to 2010 acquisitions; purchase accounting adjustments of $27.4 million for the elimination of manufacturer’s profit in inventory charged to cost of sales, which is the purchase accounting fair value adjustment to inventory associated with acquisitions; and a $19.7 million non-cash charge related to the impairment of goodwill and intangibles (see Note 6 to the consolidated financial statements).

•

2009 includes: $22.9 million non-cash charge related to the impairment of goodwill and intangibles (see Note 6 to the consolidated financial statements); and $52.3 million of reorganization costs (see item (c) below).

•	2008 includes: $283 million non-cash charge related to the impairment of goodwill and intangibles; and $59.8 million of reorganization costs (see item (c) below).

•

2007 includes: purchase accounting adjustments of $119 million for the elimination of manufacturer’s profit in inventory charged to cost of sales; and $49.6 million of reorganization costs (see item (c) below).

(b)	The results of Pure Fishing, Inc., K2 Inc., Mapa Spontex, Aero and Quickie are included from their dates of acquisition of April 6, 2007, August 8, 2007, April 1, 2010, October 1, 2010 and December 17, 2010, respectively.
(c)	Reorganization costs include costs associated with exit or disposal activities, including costs of employee and lease terminations and facility closings or other exit activities. Additionally, these costs include expenses directly related to integrating and reorganizing acquired businesses and include items such as employee retention, recruiting costs, certain moving costs, certain duplicative costs during integration and asset impairments (see Note 16 to the consolidated financial statements).
(d)	Segment Earnings represents earnings before interest, taxes and depreciation and amortization, excluding certain reorganization costs, acquisition-related and other costs, net, impairment of goodwill and intangible assets, transaction costs, other items, non-cash Venezuela hyperinflationary and devaluation charges, mark-to-market net impact on non-hedged Euro denominated debt, fair value inventory adjustments, and loss on early extinguishment of debt. This non-GAAP financial measure is presented in this Annual Report on Form 10-K because it is a basis upon which the Company’s management has assessed its financial performance in the years presented. Additionally, the Company uses non-GAAP financial measures because the Company’s credit agreement provides for certain adjustments in calculations used for determining whether the Company is in compliance with certain credit agreement covenants, including, but not limited to, adjustments relating to non-cash purchase accounting adjustments, certain reorganization and acquisition-related integration costs, impairment of goodwill and intangible assets, non-cash stock-based compensation costs and loss on early extinguishment of debt. Segment Earnings should not be considered a primary measure of the Company’s performance and should be reviewed in conjunction with, and not as substitute for, financial measurements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) that are presented in this Annual Report on Form 10-K. A reconciliation of the calculation of Segment Earnings is presented below:

Reconciliation of non-GAAP Measure:

	For the Years Ended December 31,
(in millions)	2011	2010	2009	2008	2007
Net income (loss)	$204.7	$106.7	$128.7	$(58.9)	$28.1
Income tax provision	125.7	122.8	110.7	26.3	38.5
Interest expense, net	179.7	177.8	147.5	178.7	149.7
Loss on early extinguishment of debt	12.8	—	—	—	15.7

Operating earnings	522.9	407.3	386.9	146.1	232.0
Adjustments to reconcile to Segment Earnings:
Depreciation and amortization	163.7	142.8	130.3	120.3	96.4
Fair value adjustment to inventory	6.9	27.4	—	—	118.9
Venezuela hyperinflationary and devaluation charges	—	70.6	—	—	—
Reorganization costs	23.4	—	48.5	59.8	49.6
Acquisition-related and other costs, net(3)	21.4	42.3	—	—	4.6
Impairment of goodwill, intangibles and other assets	52.5	19.7	22.9	283.2	—
Other adjustments(4)	—	—	17.1	—	—

Segment Earnings(1)(2)	$790.8	$710.1	$605.7	$609.4	$501.5

(1)	For 2009, Segment Earnings includes reorganization costs of $3.8 million related to the Consumer Solutions segment.

(2)	During 2008, the Company modified the composition of Segment Earnings to include stock-based compensation. All prior periods have been restated to conform to the current presentation.

(3)	Amount in 2010 comprised of $52.4 million of acquisition-related and other charges, net, which primarily relate to acquisitions (see Note 3 to the consolidated financial statements) and a $10.1 million mark-to-market gain associated with the Company’s Euro-denominated debt and intercompany loans.

(4)	Amount in 2009 represents executive stock compensation resulting from a strategic review of executive long-term incentive compensation.

(e)	In January 2012, the Company announced that the Board had decided to suspend the Company’s dividend program following the dividend paid on January 31, 2012.
(f)	Working capital is defined as current assets (including cash) less current liabilities. For 2011, 2010, 2009, 2008 and 2007, working capital excluding cash was $1.2 billion, $998 million, $676 million, $982 million and $1.0 billion, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operations of Jarden Corporation and its subsidiaries (hereinafter referred to as the “Company” or “Jarden”) should be read together with the consolidated financial statements and notes to those statements included in Item 8 of Part II of this Annual Report on Form 10-K. Unless otherwise indicated, references in the following discussion to 2011, 2010 and 2009 are to Jarden’s fiscal years ended December 31, 2011, 2010 and 2009, respectively.

Overview

The Company is a leading provider of a broad range of consumer products. The Company reports four business segments: Outdoor Solutions, Consumer Solutions, Branded Consumables and Process Solutions. The Company’s sales are principally within the United States. The Company’s international operations are mainly based in Asia, Canada, Europe and Latin America.

The Company distributes its products globally, primarily through club stores; craft stores; direct-to-consumer channels, primarily consisting of infomercials; department stores; drugstores; grocery retailers; home improvement stores; mass merchandisers; on-line; specialty retailers and wholesalers. The markets in which the Company’s businesses operate are generally highly competitive, based primarily on product quality, product innovation, price and customer service and support, although the degree and nature of such competition vary by location and product line. Since the Company operates primarily in the consumer products markets, it is generally affected, by among other factors, overall economic conditions and the related impact on consumer confidence.

The Outdoor Solutions segment manufactures or sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas grills, lanterns and flashlights, propane fuel, sleeping bags, tents and water recreation products such as inflatable boats, kayaks and tow-behinds. The Outdoor Solutions segment is also a leading provider of fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger®, Sebile®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, softball, football, basketball, field hockey and lacrosse products are sold under brand names such as deBeer®, Gait®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas®, Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Helium®, Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as CAPP3L®, Ex Officio®, K2®, Marker®, Marmot®, Planet Earth®, Ride®, Völkl® and Zoot®, and premium air beds under brand names, including Aero®, Aerobed® and Aero Sport®.

The Consumer Solutions segment manufactures or sources, markets, and distributes a diverse line of household products, including kitchen appliances and home environment products. This segment maintains a strong portfolio of globally-recognized brands including, Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam®, skybar® and Villaware®. The principal products in this segment include: clippers and trimmers for professional use in the beauty and barber and animal categories; electric blankets, mattress pads and throws; household kitchen appliances, such as blenders, coffeemakers, irons, mixers, slow cookers, toasters, toaster ovens and vacuum packaging machines; home environment products, such as air purifiers, fans, heaters and humidifiers; products for the hospitality industry; and scales for consumer use.

The Branded Consumables segment manufactures or sources, markets and distributes a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples,

including arts and crafts paint brushes, brooms, brushes, buckets, children’s card games, clothespins, collectible tins, condoms, cord, rope and twine, dusters, dust pans, feeding bottles, fencing, fire extinguishing products, firelogs and firestarters, home canning jars and accessories, kitchen matches, mops, other craft items, pacifiers, plastic cutlery, playing cards and accessories, rubber gloves and related cleaning products, safes, security cameras, security doors, smoke and carbon monoxide alarms, soothers, sponges, storage organizers and workshop accessories, teats, toothpicks, window guards and other accessories. This segment markets our products under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, Billy Boy®, BRK®, Crawford®, Diamond®, Dicon®, Fiona®, First Alert®, First Essentials®, Hoyle®, Java-Log®, KEM®, Kerr®, Lehigh®, Lillo®, Loew-Cornell®, Mapa®, NUK®, Pine Mountain®, Quickie Green Cleaning®, Quickie Home-Pro®, Quickie Microban®, Quickie Original®, Quickie Professional®, Spontex®, Tigex® and Wellington® brand names, among others.

The Process Solutions segment manufactures, markets and distributes a wide variety of plastic products including closures, contact lens packaging, medical disposables, plastic cutlery and rigid packaging. Many of these products are consumable in nature or represent components of consumer products. This segment’s materials business produces specialty nylon polymers, conductive fibers and monofilament used in various products, including woven mats used by paper producers and weed trimmer cutting line, as well as fiberglass radio antennas for marine, citizen band and military applications. This segment is also the largest North American producer of niche products fabricated from solid zinc strip and is the sole source supplier of copper- plated zinc penny blanks to the United States Mint and a major supplier to the Royal Canadian Mint, as well as a supplier of brass, bronze and nickel-plated finishes on steel and zinc for coinage to other international markets. In addition, the Company manufactures a line of industrial zinc products marketed globally for use in the architectural, automotive, construction, electrical component and plumbing markets.

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

As discussed hereinafter, the Company’s results of operation for 2011 and 2010 have been affected in varying degrees by the inclusion of Mapa Spontex, Aero and Quickie from their respective acquisition dates of April 1, 2010, October 1, 2010 and December 17, 2010, respectively. Furthermore, during 2011, the integration of Aero into the operating results of the Company’s existing Coleman business was completed.

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

As a result of the change in the official exchange rate to 4.30 Bolivars per U.S. dollar, the results of operations for 2010 include a non-cash charge of approximately $14.0 million, primarily reflecting the write-down of monetary assets as of January 1, 2010. This charge is classified in selling, general and administrative costs (“SG&A”).

In March 2010, the Securities and Exchange Commission (the “SEC”) provided guidance on certain exchange rate issues specific to Venezuela. This SEC guidance, in part, requires that any differences between the amounts reported for financial reporting purposes and actual U.S. dollar-denominated balances that may have existed prior to the application of the highly inflationary accounting requirements (effective January 1, 2010 for the Company) should be recognized in the statement of operations. As a result of applying this SEC guidance, the results of operations for 2010 include a non-cash charge of $56.6 million related to remeasuring U.S. dollar-denominated assets at the parallel exchange rate and subsequently translating at the official exchange rate. This charge is classified in SG&A.

The transfers of funds out of Venezuela are subject to restrictions, and historically, payments for certain imported goods and services have been required to be transacted by exchanging Bolivars for U.S. dollars through securities transactions in the more unfavorable parallel market rather than at the more favorable official exchange rate. During the third quarter of 2010, the parallel market was discontinued and replaced with the newly created and government-regulated System of Transactions in Foreign Currency Denominated Securities (“SITME”) market. Historically, the majority of the Company’s purchases have qualified for the official exchange rate. As such, the Company has been able to convert Bolivars at the official exchange rate and, based upon this ability, the Company does not expect further changes in the SITME market to have a material impact on the consolidated financial position, results of operations or cash flows of the Company. While the timing of government approval for settlement of payables at the official exchange rate varies, the Company believes these payables will ultimately be approved and settled at the official exchange rate based on past experience. However, if in the future, further restrictions require the Company’s subsidiaries operating in Venezuela to convert an increasing amount of the Bolivar cash balances into U.S. dollars using the more unfavorable exchange rate, it could result in currency exchange losses that may be material to the Company’s results of operations. At December 31, 2011, the Company’s subsidiaries operating in Venezuela have approximately $15 million in cash denominated in U.S. dollars and cash of approximately $53 million held in Bolivars converted at the official exchange rate.

Consolidated Results of Operations

	Years Ended December 31,
(in millions)	2011	2010	2009
Net sales	$6,679.9	$6,022.7	$5,152.6
Cost of sales	4,821.9	4,383.9	3,726.6

Gross profit	1,858.0	1,638.8	1,426.0
Selling, general and administrative expenses	1,259.2	1,211.8	963.9
Reorganization costs, net	23.4	—	52.3
Impairment of goodwill, intangibles and other assets	52.5	19.7	22.9

Operating earnings	522.9	407.3	386.9
Interest expense, net	179.7	177.8	147.5
Loss on early extinguishment of debt	12.8	—	—

Income before taxes	330.4	229.5	239.4
Income tax provision	125.7	122.8	110.7

Net income	$204.7	$106.7	$128.7

Results of Operations—Comparing 2011 to 2010

	Net Sales		Operating Earnings (Loss)
	Years Ended December 31,
(in millions)	2011	2010	2011	2010
Outdoor Solutions	$2,772.1	$2,518.7	$276.4	$228.6
Consumer Solutions	1,880.3	1,869.6	236.7	233.4
Branded Consumables	1,734.4	1,345.3	105.4	109.0
Process Solutions	351.2	342.7	21.9	25.0
Corporate	—	—	(117.5)	(188.7)
Intercompany eliminations	(58.1)	(53.6)	—	—

	$6,679.9	$6,022.7	$522.9	$407.3

Note:	Changes in net sales on a currency neutral basis that are presented hereafter are provided to enhance visibility of the underlying operations by excluding the impact of foreign currency translation.

Net Sales

Net sales for 2011 increased $657 million, or 10.9%, to $6.7 billion versus the same period in the prior year. Acquisitions provided net sales growth of approximately 6%. Excluding acquisitions, sales increased approximately 5%, primarily due to increased sell-through in certain product categories, expanded product offerings and favorable foreign currency translation, partially offset by weakness in certain product categories. On a currency-neutral basis net sales increased approximately 3%.

Net sales in the Outdoor Solutions segment increased $253 million, or 10.1%. Increased sales in the apparel, camping and outdoor, team sports and winter sports businesses provided an increase of approximately 8% in net sales, largely related to expanded air bed product offerings, increased point of sale and earthquake-related sales. Favorable foreign currency translation accounted for an increase of approximately 2% in net sales.

Net sales in the Consumer Solutions segment increased $10.7 million, or 0.6%. Increased demand internationally, primarily in Latin America, which contributed to an increase in net sales of approximately 3%, primarily due to gains in distribution, was mostly offset by declines domestically, primarily related to weakness in certain appliance and personal care and wellness categories.

Net sales in the Branded Consumables segment increased $389 million, or 28.9%. Acquisitions provided net sales growth of approximately 24%. Increased sales on a currency neutral basis provided an increase in net sales of approximately 2%, in part due to increased sales in certain product categories in the safety and security businesses, partially offset by softness in firelog and playing card sales, as well as softness in food preservation sales, which were negatively affected by unfavorable weather conditions. Favorable foreign currency translation accounted for an increase of approximately 2% in net sales.

Net sales in the Process Solutions segment increased 2.5% on a year-over-year basis primarily due to an increase in coinage sales.

Cost of Sales

Cost of sales for 2011 increased $438 million, or 10.0%, to $4.8 billion versus the same prior year period. The increase is primarily due to the impact of acquisitions (approximately $280 million), foreign currency translation (approximately $67 million) and increased sales (approximately $110 million), partially offset by a $20.5 million period-over-period decrease in the charge recorded for the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory. Cost of sales as a percentage of net sales for 2011 and 2010 was 72.2% and 72.8%, respectively (72.1 % and 72.3% for 2011 and 2010, respectively, excluding the charge for the elimination of manufacturer’s profit in inventory). Cost of sales as a percentage of net sales for 2010 was negatively affected as a result of the currency devaluation in Venezuela (see “Venezuela Operations”).

SG&A

SG&A for 2011 increased $47.4 million, or 3.9%, to $1.3 billion for versus the same prior year period. The change is primarily due an increase in marketing and product development costs ($13.3 million) primarily related to the Company’s investment in brand equity, foreign currency translation (approximately $23 million) and an increase of $11.3 million related to the period-over-period change in the net gain/loss recognized on derivatives not designated as effective hedges. The period-over-period impact of acquisitions was mostly offset by the $70.6 million of charges recorded in 2010, related to the Company’s Venezuela operations (see “Venezuela Operations”). Additionally during 2011, the Company recorded a gain on the sale of certain domestic assets that was mostly offset by acquisition-related and other charges.

Operating Earnings

Operating earnings for 2011 in the Outdoor Solutions segment increased $47.8 million, or 20.9%, versus the same prior year period primarily due to a gross profit increase (approximately $91 million) due to higher sales and increased margins, partially offset by a $30.0 million increase in SG&A and a $13.5 million increase in reorganization costs. Operating earnings for 2011 in the Consumer Solutions segment increased $3.3 million, or 1.4%, versus the same prior year period primarily due to a gross profit increase (approximately $22 million) primarily due to increased margins, partially offset by an increase in SG&A ($16.9 million). Operating earnings for 2011 in the Branded Consumables segment decreased $3.6 million, or 3.3%, versus the same prior year period primarily due to the period-over-period increase in the charges recorded related to the impairment of goodwill and intangible assets ($25.1 million), an impairment charge recorded for the write off of an equity basis investment ($9.1 million) and a $6.4 million increase in reorganization costs, partially offset by the impact of acquisitions and a gross profit increase of approximately $15 million due to higher sales. Operating earnings in the Process Solutions segment for 2011 decreased $3.1 million, or 12.4%, versus the same prior year period primarily due to a gross profit decrease (approximately $5 million) primarily due to the negative gross margin impact of higher commodity costs and a $1.4 million increase in reorganization costs partially offset by a decrease in SG&A ($3.8 million).

Reorganization Costs and Impairment Charges

For 2011, reorganization costs were $23.4 million, primarily related to reorganization plans initiated in the Outdoor Solutions and Branded Consumables segments. Reorganization costs of $13.5 million were recorded in the Outdoor Solutions segment related to a plan to consolidate certain international manufacturing processes and a plan to rationalize the overall cost structure of this segment through headcount reductions. Reorganization costs of $6.4 million were recorded in the Branded Consumables segment related to a plan to consolidate certain manufacturing processes though headcount reduction and facility consolidation and a plan to rationalize the overall cost structure of this segment through headcount reductions. For 2010, the Company did not incur any reorganization costs as the reorganization plans from prior periods have been completed.

In the fourth quarter of 2011, the Company’s annual impairment test, in connection with fourth quarter triggering events, resulted in non-cash charges of $43.4 million to reflect impairment of goodwill and intangible assets in the Company’s Branded Consumables segment. The most significant of which was a non-cash charge of $41.9 million, primarily related to the impairment of goodwill within the United States Playing Cards business and was due to a decrease in the fair value of forecasted cash flows, reflecting lower levels of revenues and margins in the business than originally forecast. During 2011, the Company also recorded a $9.1 million impairment charge within the Branded Consumables segment related to the impairment of an equity basis investment.

Interest Expense

Net interest expense for 2011 increased by $1.9 million to $180 million versus the same prior year period due to higher average levels of outstanding debt versus the same prior year period, partially offset by a decrease in the weighted average interest rate for 2011 to 5.4% from 5.8% in 2010.

Income Taxes

The Company’s reported tax rate for 2011 and 2010 was 38.0% and 53.5%, respectively. The increase from the statutory tax rate to the reported tax rate for 2011 results principally from the U.S. tax expense ($12.3 million) related to U.S. goodwill impairment. The increase from the statutory tax rate to the reported tax rate for 2010 results principally from the tax expense ($29.7 million) due to non-deductible charges primarily related to the currency devaluation in Venezuela and from the translation of U.S. dollar-denominated net assets in Venezuela (see “Venezuela Operations”) and a tax charge ($7.2 million) related to non-deductible transaction costs attributable to the Acquisition, partially offset by the tax benefit ($14.2 million) related to the reversal of a deferred tax liability attributable to the reduction of Venezuelan earnings considered as not permanently reinvested.

Net Income

Net income for 2011 increased $98 million to $205 million versus the same prior year period. For 2011 and 2010, earnings per diluted share were $2.31 and $1.19, respectively. The increase in net income was primarily due to the $70.6 million non-cash charge recorded in 2010 related to the Company’s Venezuela operations (see “Venezuela Operations”), a $20.5 million period-over-period decrease in the charge recorded for the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory; incremental earnings from acquisitions; and the gross profit impact of higher sales, partially offset by the period-over-period increase in the impairment charges for goodwill, intangibles and other assets ($32.8 million), increased reorganization costs ($23.4 million) and the loss on early extinguishment of debt ($12.8 million) recorded in 2011.

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

Net Sales

Net sales for 2010 increased $870 million, or 16.9%, to $6.0 billion versus the same prior year period. The overall increase in net sales was primarily due to the Acquisition (approximately $539 million), improved retail environment, favorable weather conditions, improved point of sale in certain product categories, expanded product offerings, and increased demand internationally, partially offset by unfavorable foreign currency translation of approximately $42 million, which includes the unfavorable foreign currency translation of approximately $88 million related to the currency devaluation in Venezuela (see “Venezuela Operations”). Net sales in the Outdoor Solutions segment increased $207 million, or 9.0%, primarily as the result of improved sales in the Coleman and fishing businesses; improved sales in the winter sports and technical apparel businesses, due primarily to increased category space at certain major domestic retailers; expanded product offerings; increased point of sales; increased demand internationally; overall economic improvement; favorable weather conditions and favorable foreign currency translation (approximately $14 million); partially offset by the exiting of two business lines (approximately $54 million). Net sales in the Consumer Solutions segment increased $33.7 million, or 1.8%, primarily as the result of increased demand domestically, especially in the beverage and food preparation categories and certain personal care and wellness categories, which is primarily due to new product placements; increased point of sales; increased sell-through for seasonal products at certain major retailers; increased demand internationally, excluding Venezuela, primarily due to overall economic improvement, new institutional sales and increased promotional activity; offset by unfavorable foreign currency translation (approximately $61 million), which includes the unfavorable impact of approximately $81 million related to the currency devaluation in Venezuela (see “Venezuela Operations”). Net sales in the Branded Consumables segment increased $553 million, or 69.8%, which is mainly due to the Acquisition, improvements in the safety and security business and new product placements, including safes and shredders and favorable foreign currency translation (approximately $6 million). Net sales in the Process Solutions segment increased 30.5% on a year-over-year basis, primarily due to an increase in the pass-through pricing of commodities and increases in coinage and monofilament due to improved market conditions.

Cost of Sales

Cost of sales for 2010 increased $657 million, or 17.6%, to $4.4 billion versus the same prior year period. The increase is primarily due to the Acquisition (approximately $342 million), improved sales and the inclusion of a $27.4 million charge during 2010, related to a purchase accounting adjustment, primarily due to the Acquisition, for the elimination of manufacturer’s profit in inventory that requires the fair value of the inventory acquired to be valued at the sales price of the finished inventory, less costs to complete and a reasonable profit allowance for selling effort. Cost of sales as a percentage of net sales for 2010 and 2009 was 72.8% and 72.3%, respectively (72.3% for 2010 excluding the charge for the elimination of manufacturer’s profit in inventory). Cost of sales as a percentage of net sales for 2010 was negatively affected as a result of the currency devaluation in Venezuela (see “Venezuela Operations”). Cost of sales as a percentage of net sales for 2009 was also negatively affected by the sell-through during the first quarter of 2009 of higher cost inventory that was built in 2008 during a significant rise in commodity prices.

SG&A

SG&A for 2010 increased $248 million, or 25.7%, to $1.2 billion versus the same prior year period. The change is primarily due to the Acquisition; $70.6 million of charges related to the Company’s Venezuela operations (see “Venezuela Operations”); and acquisition-related and other charges ($33.8 million), primarily associated with acquisitions, partially offset by a decrease in stock-based compensation ($17.0 million) and gains recognized on derivatives not designated as effective hedges ($10.6 million). Additionally, the Company recorded a fair value adjustment related to the recovery of a long-term note from a prior investment, partially offset by a fair value adjustment of a lease termination.

Operating Income

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

Reorganization Costs and Impairment Charges

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

Interest Expense

Net interest expense for 2010 increased by $30.3 million to $178 million versus the same prior year period due to higher levels of outstanding debt versus the same prior year period and an increase in the Company’s weighted average interest rate for 2010 to 5.8% from 5.4% in 2009.

Income Taxes

The Company’s reported tax rate for 2010 and 2009 was 53.5% and 46.2%, respectively. The increase from the statutory tax rate to the reported tax rate for 2010 results principally from the tax expense ($29.7 million) due to non-deductible charges primarily related to the currency devaluation in Venezuela and from the translation of U.S. dollar-denominated net assets in Venezuela (see “Venezuela Operations”) and a tax charge ($7.2 million) related to non-deductible transaction costs attributable to the Acquisition, partially offset by the tax benefit ($14.2 million) related to the reversal of a deferred tax liability attributable to the reduction of Venezuelan earnings considered as not permanently reinvested. The difference from the statutory tax rate to the reported tax rate for 2009 results principally from the U.S. tax expense of $25.7 million recognized on the undistributed foreign income, and $18.5 million recognized on the distributed foreign income, less a $12.9 million benefit attributable to local Venezuela inflationary adjustments and tax-exempt earnings.

Net Income

Net income for 2010 decreased $22.0 million to $107 million versus the same prior year period. For 2010 and 2009, diluted earnings per share were $1.19 and $1.52, respectively. The decrease in net income was primarily due to the non-cash charges related to the Company’s Venezuela operations ($70.6 million), the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory ($27.4 million), acquisition-related and other charges ($42.3 million) and an increase in interest expense ($30.3 million), partially offset by higher sales, incremental earnings from the Acquisition and a decrease in reorganization costs ($52.3 million).

Financial Condition, Liquidity and Capital Resources

LIQUIDITY

At December 31, 2011 and 2010, the Company had cash and cash equivalents of $808 million and $695 million, respectively. The Company believes that its cash and cash equivalents, cash generated from operations and the availability under the Facility, the securitization facility, as amended (see “Capital Resources’) and the credit facilities of certain foreign subsidiaries as of December 31, 2011 provide sufficient liquidity to support working capital requirements, planned capital expenditures, debt obligations, completion of current and future reorganization and acquisition-related integration programs and pension plan contribution requirements for the foreseeable future, as well as fund a portion of the potential repurchase of shares of the Company’s common stock under the accelerated stock repurchase program (see “Capital Resources”), which the Company expects to fund from a combination of cash on hand and new debt.

As of December 31, 2011, the amount of cash held by our non-U.S. subsidiaries was approximately $458 million, of which approximately $385 million is considered to be indefinitely reinvested overseas, such that no provision for U.S. federal and state income taxes has been made in the Company’s consolidated statements of operations. If this intention changes, any distribution of these non-U.S. earnings may be subject to both U.S. federal and state income taxes.

Cash Flows from Operating Activities

Net cash provided by operating activities was $427 million and $289 million for 2011 and 2010, respectively. The change is primarily due to improved operating results in 2011; the impact of acquisitions; favorable working capital changes, primarily due to the timing of the purchase of seasonal inventory in certain businesses and the corresponding effect on accounts payable; a $20.5 million period-over-period decrease in the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory; a decrease in pension contributions of approximately $13 million, which is primarily due to the settlement of a domestic pension plan in 2010, partially offset by an increase in cash interest paid of approximately $22 million.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities for 2011 and 2010 was ($197) million and $480 million, respectively. The change is primarily due to the period-over-period decrease in the proceeds from the issuance of long-term debt in excess of payments on long-term debt ($611 million), the period-over-period decrease in the net change in short-term debt ($55.2 million) and the increase in the repurchase of common stock and of shares tendered for taxes ($37.7 million).

Cash Flows from Investing Activities

Net cash used in investing activities was $113 million and $883 million for 2011 and 2010, respectively. Cash used for the acquisition of businesses, net of cash acquired and earnout payments for 2011 decreased approximately $741 million over the same period due to the acquisitions in 2010. For 2011, capital expenditures were $127 million versus $138 million in 2010. The Company expects to maintain capital expenditures at an annualized run-rate in the range of approximately 2.0% to 2.5% of net sales.

Dividends

In December 2011, the Board declared a quarterly cash dividend of $0.08625 per share of the Company’s common stock, or $7.5 million, paid on January 31, 2012 to stockholders of record as of the close of business on January 3, 2012. Cash dividends paid to stockholders in 2011 and 2010 were $30.1 million and $28.7 million, respectively. In January 2012, in connection with the acceleration of the stock repurchase program (see “Capital Resources”), the Company announced that the Board had decided to suspend its dividend program following the dividend paid on January 31, 2012.

CAPITAL RESOURCES

In March 2011, the Company completed the Facility, which is comprised of:

•	a $525 million senior secured term loan A facility maturing in March 2016, that bears interest at LIBOR plus a spread of 225 basis points;

•

a $500 million senior secured term loan B facility maturing in January 2017, which is subject to extension to 2018 under certain conditions, that bears interest at LIBOR plus a spread of 300 basis points; and

•

a $250 million senior secured revolving credit facility (the “Revolver”), which is comprised of a $175 million U.S. dollar component and a $75 million multi-currency component. The Revolver matures in March 2016 and bears interest at certain selected rates, including LIBOR plus a spread of 225 basis points. The Company is required to pay commitment fees on the unused balance of the Revolver. At December 31, 2011, the annual commitment fee on unused balances was approximately 0.38%.

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

At December 31, 2011, there was no amount outstanding under the Revolver. At December 31, 2011, net availability under the Revolver was approximately $210 million, after deducting approximately $40 million of outstanding standby and commercial letters of credit.

At December 31, 2011, the Company’s $300 million receivables purchase agreement (the “Securitization Facility”) had outstanding borrowings totaling $300 million. At December 31, 2011, the borrowing rate margin and the unused line fee on the securitization were 1.25% and 0.625% per annum, respectively. In February 2012, the Company entered into an amendment to the Securitization Facility that, in part, increased maximum borrowings from $300 million to $400 million and extended the term until February 2015. Following the renewal, the borrowing rate margin is 0.90% and the unused line fee is 0.45% per annum.

Certain foreign subsidiaries of the Company maintain working capital lines of credit with their respective local financial institutions for use in operating activities. At December 31, 2011, the aggregate amount available under these lines of credit totaled approximately $71 million.

The Company was not in default of any of its debt covenants (see Note 9 to the consolidated financial statements) as of December 31, 2011.

In August 2011, the Board authorized a new stock repurchase program that would allow the Company to repurchase up to $500 million of its common stock (the “Stock Repurchase Program”). During August 2011, the Company completed its prior $150 million stock repurchase program that was authorized in November 2007 and increased in March 2010. During 2011 and 2010, the Company repurchased approximately 2.5 million and 1.4 million shares, respectively, of its common stock under these stock repurchase programs at a per share average price of $30.42 and $29.62, respectively. There were no shares repurchased in 2009.

On January 26, 2012, the Company commenced a “modified Dutch auction” self-tender offer (the “Offer”) to purchase up to $500 million in value of its common stock at a purchase price of not greater than $33.00 or less than $30.00 per share. On February 21, 2012, the Company extended the expiration date of the Offer from midnight on February 23, 2012 until midnight on March 5, 2012 and increased the purchase price to not greater than $36.00 or less than $32.00 per share. The repurchase of shares of common stock under the Offer is being made pursuant to the Stock Repurchase Program, pursuant to which the Company is authorized to repurchase up to $500 million aggregate amount of outstanding shares of common stock at prevailing market prices or in privately-negotiated transactions. On January 23, 2012, the Board authorized an increase in the then available repurchase capacity of the Stock Repurchase Program to $500 million. The Offer is not conditioned upon any minimum number of shares being tendered, but is subject to the satisfaction of certain conditions as specified in the Offer, including the successful completion of additional debt under the Facility. The Company expects to fund the Offer from a combination of cash on hand and new debt.

Contractual Obligations and Commercial Commitments

The following table includes aggregate information about the Company’s contractual obligations as of December 31, 2011 and the periods in which payments are due. Certain of these amounts are not required to be included in its consolidated balance sheets:

	Year(s)
(in millions)	Total	1	2-3	4-5	After 5
Debt(1)	$4,095.8	$413.3	$484.7	$1,051.9	$2,145.9
Operating leases	317.2	66.4	106.3	74.1	70.4
Unconditional purchase obligations	114.5	56.3	46.0	11.7	0.5
Other current and non-current obligations	24.9	20.1	1.2	1.1	2.5

Total	$4,552.4	$556.1	$638.2	$1,138.8	$2,219.3

(1)	These amounts reflect scheduled principal payments and the expected future interest expense related to the debt at December 31, 2011 that carries a fixed rate of interest. As of December 31, 2011, approximately $2.2 billion of the Company’s debt is considered fixed-rate debt, by nature or through use of interest rate swaps. As of December 31, 2011, approximately $1.0 billion of the Company’s debt is considered variable-rate debt, by nature or through use of interest rate swaps with a weighted average interest rate of approximately 2.4%. For further information regarding the Company’s debt and interest rate structure, refer to Note 9—“Debt” and Note 10—“Derivative Financial Instruments” to the consolidated financial statements.

The table above does not reflect tax reserves and accrued interest thereon of $52.6 million and $5.2 million, respectively, as the Company cannot reasonably predict the timing of the settlement of the related tax positions beyond 2012. See Note 12—“Taxes on Income” to the consolidated financial statements for additional information on the Company’s unrecognized tax benefits at December 31, 2011.

Commercial commitments are items that the Company could be obligated to pay in the future and are not included in the above table. At December 31, 2011, the Company had approximately $40 million in standby and commercial letters of credit that expire through December 2013.

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

At December 31, 2011, the Company had $750 million notional amount outstanding in swap agreements, which include $350 million notional amount of forward-starting swaps that become effective commencing December 31, 2013, that exchange variable rates of interest (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through December 2015. At December 31, 2011, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swap, was approximately 1.6%. The effective portion of the after-tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (loss) (“AOCI”).

During 2011, the Company terminated a $250 million notional amount outstanding swap agreement that exchanged a variable rates of interest (LIBOR) for a fixed interest rate. This fixed rate swap, which was to mature on December 31, 2011, was designated as cash flow hedge of the interest rate risk attributable to forecasted variable interest.

Forward Foreign Currency Contracts

The Company uses forward foreign currency contracts (“foreign currency contracts”) to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through September 2013. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At December 31, 2011, the Company had approximately $477 million notional amount of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases and sales.

At December 31, 2011, the Company had outstanding approximately $159 million notional amount of foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through December 2012. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty, and in certain instances allow the Company to benefit should the cost of the commodity fall below certain dollar thresholds. At December 31, 2011, the Company had outstanding approximately $18.8 million notional amount of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through March 2014. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

The following table presents the fair value of derivative financial instruments as of December 31, 2011:

December 31, 2011
(in millions)	Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(8.4)
Foreign currency contracts	4.1

Subtotal	(4.3)

Derivatives not designated as effective hedges:
Foreign currency contracts	(0.6)
Commodity contracts	0.7

Subtotal	0.1

Total	$(4.2)

Significant Accounting Policies and Critical Estimates

The Company’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), which require us to make certain judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The following list of critical accounting policies is not intended to be a comprehensive list of all its accounting policies. The Company’s significant accounting policies are more fully described in Note 1—“Business and Significant Accounting Policies” to Item 8.—“Financial Statements and Supplementary Data”. The following represents a summary of the Company’s critical accounting policies, defined as those policies that the Company believes are the most important to the portrayal of its financial condition and results of operations, and/or require management’s significant judgments and/or estimates. In many cases, the accounting treatment for a particular transaction is specifically directed by GAAP with no need for management’s judgment in their application.

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

Additionally, the Company recognizes tax benefits for certain tax positions based upon judgments as to whether it is more likely than not that a tax position will be sustained upon examination. The measurement of tax positions that meet the more-likely-than-not recognition threshold are based in part on estimates and assumptions as to the probability of an outcome, along with estimated amounts to be realized upon any settlement. While the Company believes the resulting tax balances at December 31, 2011 and 2010 are fairly stated based upon these estimates, the ultimate resolution of these tax positions could result in favorable or unfavorable adjustments to its consolidated financial statements and such adjustments could be material. See Note 12 to the consolidated financial statements for further information regarding taxes.

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

As a result of acquisitions in prior years, the Company has significant intangible assets on its balance sheet that include goodwill and indefinite-lived intangibles (primarily trademarks and tradenames). The Company’s goodwill and indefinite-lived intangibles are tested and reviewed for impairment annually (during the fourth quarter, which coincides with the Company’s planning process), or more frequently if facts and circumstances warrant. In 2011, the Company adopted authoritative accounting guidance that allows a company to use a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The qualitative (“Step 0”) approach, which was only applied to a portion of the Company’s reporting units, assesses various factors including, in part, the macroeconomic environment, industry and market specific conditions, financial performance, operating costs and cost impacts, as well as issues or events specific to the reporting unit. If necessary, the first step (“Step 1”) in the goodwill impairment test involves comparing the fair value of each of its reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, the Company is required to proceed to the second step. In the second step, the fair value of the reporting unit would be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss would be recognized if, and to the extent that, the carrying value of goodwill exceeded the implied value.

Both qualitative and quantitative goodwill impairment testing requires significant use of judgment and assumptions, including the identification of reporting units; the assignment of assets and liabilities to reporting units; and the estimation of future cash flows, business growth rates, terminal values and discount rates. The Company uses various valuation methods, such as the discounted cash flow and market multiple methods. The income approach used is the discounted cash flow methodology and is based on five-year cash flow projections. The cash flows projected are analyzed on a “debt-free” basis (before cash payments to equity and interest bearing debt investors) in order to develop an enterprise value from operations for the reporting unit. A provision is also made, based on these projections, for the value of the reporting unit at the end of the forecast period, or terminal value. The present value of the interim cash flows and the terminal value are determined using a selected discount rate. The market multiple methodology involves estimating value based on the trading multiples for comparable public companies. Multiples are determined through an analysis of certain publicly traded companies that are selected on the basis of operational and economic similarity with the business operations. Valuation multiples are calculated for the comparable companies based on daily trading prices. A comparative analysis between the reporting unit and the public companies forms the basis for the selection of appropriate risk-adjusted multiples. The comparative analysis incorporates both quantitative and qualitative risk factors which relate to, among other things, the nature of the industry in which the reporting unit and other comparable companies are engaged.

The testing of unamortizable intangibles under established guidelines for impairment also requires significant use of judgment and assumptions (such as cash flow projections, terminal values and discount rates). For impairment testing purposes, the fair value of unamortizable intangibles is determined using the same method which was used for determining the initial value. The first method is the relief from the royalty method, which estimates the value of a tradename by discounting the hypothetical avoided royalty payments to their present value over the economic life of the asset. The second method is the excess earnings method, which estimates the value of the intangible asset by quantifying the residual (or excess) cash flows generated by the asset, and discounting those cash flows to the present. The excess earnings methodology requires the application of contributory asset charges. Contributory asset charges typically include payments for the use of working capital, tangible assets and other intangible assets. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations.

As previously disclosed, in the fourth quarter of 2011, the Company’s annual impairment test, in connection with fourth quarter triggering events, resulted in a non-cash charge of $43.4 million to reflect impairment of goodwill and intangible assets in the Company’s Branded Consumables segment. The Company did not record any impairment charges in 2010 in connection with its annual impairment testing. As previously disclosed, during the second quarter of 2010, the Company recorded a non-cash charge of $17.3 million to reflect impairment of goodwill and during 2010 the Company recorded a non-cash charge of $2.4 million to reflect impairment of certain intangibles. In the fourth quarter of 2009, the Company’s annual impairment test resulted in a non-cash charge to goodwill of $12.8 million and a non-cash charge to indefinite-lived intangibles (tradenames) of $10.1 million.

While some of the Company’s businesses experienced a revenue decline and decreased profitability in 2011, the Company believes that its long-term growth strategy supports its fair value conclusions. For both goodwill and indefinite-lived intangible assets, the recoverability of these amounts is dependent upon achievement of the Company’s projections and the execution of key initiatives related to revenue growth and improved profitability. As a result of the 2011 annual impairment testing, the enterprise value of all reporting units undergoing Step 1 analyses that were not impaired exceeded their carrying value by more than 10%; however, changes in business conditions and assumptions could potentially require future adjustments to these asset valuations. The estimated fair values for one reporting unit and certain trade names primarily within the Branded Consumables segment, exceeded their carrying values by a percentage that was near or slightly above the 10% threshold. The Company will continue to monitor this reporting unit and the indefinite-lived intangible assets. Should projected cash flows or profitability not be achieved, or should actual capital expenditures exceed current plans, estimated fair values could be reduced to below carrying values resulting in material non-cash impairment charges. The reporting units undergoing Step 0 analyses were not deemed to have significant negative qualitative factors that would result in it being more likely than not that the reporting units were impaired. Furthermore, there were no changes from the prior year in any significant assumptions involved in testing goodwill and other indefinite-lived intangible assets that were not impaired that resulted in a material change to the fair value of a reporting unit or an intangible asset. The Company will continue to monitor its reporting units for any triggering events or other signs of impairment.

Other Long-Lived Assets

The Company evaluates the recoverability of long-lived assets, including property, plant and equipment and amortizable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, significant decreases in the market value of the assets and significant negative industry or economic trends. When the Company determines that the carrying amount of long-lived assets may not be recoverable based upon the existence of one or more of these indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The cash flows are estimated utilizing various assumptions regarding future revenue and expenses, working capital, and proceeds from disposal. If the carrying amount exceeds the sum of the undiscounted future cash flows, the Company discounts the future cash flows using a discount rate required for a similar investment of like risk and records an impairment charge as the difference between the fair value and the carrying value of the asset group.

Pension and Postretirement Benefit Plans

The Company records annual amounts relating to its pension and postretirement plans based on calculations, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications is generally deferred and amortized over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and the input from its actuaries and investment advisors. The pension and postretirement obligations are measured as of December 31 for 2011 and 2010.

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

The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The prospective target asset allocation percentage for the pension plans is approximately 45% – 60% for equity securities, approximately 25% – 40% for fixed-income investments and approximately 0% – 30% for other securities. At December 31, 2011, the domestic plan assets were allocated as follows: Equities: approximately 34% and Other Investments (alternative investments, fixed-income securities, cash and other): approximately 66%.

For 2011, 2010 and 2009, the actual return on plan assets for the Company’s U.S. pension plan assets was $9.5 million, $16.4 million and $33.4 million, respectively, versus an expected return on plan assets of $15.6 million, $13.6 million and $12.5 million, respectively. The actual amount of future contributions will depend, in part, on long-term actual return on assets and future discount rates. Pension contributions for 2012 are estimated to be approximately $20 million, compared to approximately $30 million in 2011.

The weighted average expected return on plan assets assumption for 2011 was approximately 7.6% for the Company’s pension plans. The weighted average discount rate at the 2011 measurement date used to measure the pension and postretirement benefit obligations was approximately 4.5% and 4.4%, respectively. A one percentage point increase in the discount rate at the 2011 measurement date would decrease the pension plans’ projected benefit obligation by approximately $41 million.

The health care cost trend rates used in valuing the Company’s postretirement benefit obligation are established based upon actual health care cost trends and consultation with actuaries and benefit providers. At the 2011 measurement date, the current weighted average healthcare trend rate assumption was 7.0%. The current trend rate gradually decreases to an ultimate trend rate of 4.5%. A one percentage point change in assumed healthcare cost trend rates would not have a material effect on the postretirement benefit obligation or the service and interest cost components of postretirement benefit costs.

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

Stock-Based Compensation

The fair value of stock options is determined using the Black-Scholes option-pricing. The fair value of the market-based restricted stock awards is determined using a Monte Carlo simulation embedded in a lattice model, and for all other restricted stock awards the fair value is based on the closing price of the Company’s common stock on the date of grant. The determination of the fair value of the Company’s stock option awards and restricted stock awards is based on a variety of factors including, but not limited to, the Company’s common stock price, expected stock price volatility over the expected life of awards, and actual and projected exercise behavior. Additionally, the Company estimates forfeitures for options and restricted stock awards at the grant date of the award based on historical experience and estimates are adjusted as necessary if actual forfeitures differ from these estimates. Certain performance awards require management’s judgment as to whether performance targets will be achieved.

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

New and Pending Accounting Pronouncements

During 2011, 2010 and 2009, the Company adopted various accounting standards. A description of these standards and their effect on the consolidated financial statements are described in Note 2 to the consolidated financial statements.

Pending standards and their estimated effect on the Company’s consolidated financial statements are described in Note 2 to the consolidated financial statements.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the SEC and in reports to its stockholders. Such forward-looking statements include the Company’s adjusted earnings per share, expected or estimated revenue, the outlook for the Company’s markets and the demand for its products, estimated sales, segment earnings, earnings per share, reorganization and other charges, cash flows from operations, consistent profitable growth, free cash flow, future revenues and gross operating and EBITDA margin improvement requirement and expansion, organic net sales growth, bank leverage ratio, the success of new product introductions, growth in costs and expenses, the impact of commodities, currencies, and transportation costs and the Company’s ability to manage its risk in these areas, repurchase of shares of common stock from time to time under the Company’s stock repurchase program or through any tender offer, and the impact of acquisitions, divestitures, restructurings and other unusual items, including the Company’s ability to successfully integrate and obtain the anticipated results and synergies from its consummated acquisitions. These statements are made on the basis of management’s views and assumptions as of the time the statements are made and the Company undertakes no obligation to update these statements. There can be no assurance, however, that its expectations will necessarily come to pass. Significant factors affecting these expectations are set forth under Item 1A.—Risk Factors of this Annual Report on Form 10-K.

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

The Company is exposed to interest rate risk on its variable rate debt and price risk on its fixed rate debt. As such, the Company monitors the interest rate environment and uses interest rate swap agreements to manage its interest rate risk and price risk by balancing its exposure to fixed and variable interest rates while attempting to minimize interest costs. As of December 31, 2011, approximately $1.0 billion of the Company’s debt carries a variable rate of interest either by nature or through the use of interest rate swaps. The remainder of the debt (approximately $2.2 billion) carries a fixed rate of interest either by nature or through the use of interest rate swaps. A hypothetical 10% change in these interest rates would change interest expense by approximately $4 million and the fair values of fixed rate debt by approximately $60 million.

While the Company transacts business predominantly in U.S. dollars and most of its revenues are collected in U.S. dollars, a substantial portion of the Company’s operating costs are denominated in other currencies, such as the Brazilian Real, British Pound, Canadian dollar, Chinese Renminbi, European Euro, Japanese Yen, Mexican Peso and Venezuelan Bolivar. Changes in the relation of these and other currencies to the U.S. dollar will affect Company’s sales and profitability and could result in exchange losses. For 2011, approximately 39% of the Company’s sales were denominated in foreign currencies, the most significant of which were: European Euro—approximately 13%; and Canadian dollar—approximately 6%. The primary purpose of the Company’s foreign currency hedging activities is to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. A hypothetical 10% change in foreign currency exchange rates would not have a material effect on foreign currency gains and losses related to the foreign currency derivatives or the net fair value of the Company’s foreign currency derivatives.

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

JARDEN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Net sales	$6,679.9	$6,022.7	$5,152.6
Cost of sales	4,821.9	4,383.9	3,726.6

Gross profit	1,858.0	1,638.8	1,426.0
Selling, general and administrative expenses	1,259.2	1,211.8	963.9
Reorganization costs, net	23.4	—	52.3
Impairment of goodwill, intangibles and other assets	52.5	19.7	22.9

Operating earnings	522.9	407.3	386.9
Interest expense, net	179.7	177.8	147.5
Loss on early extinguishment of debt	12.8	—	—

Income before taxes	330.4	229.5	239.4
Income tax provision	125.7	122.8	110.7

Net income	$204.7	$106.7	$128.7

Earnings per share:
Basic	$2.33	$1.20	$1.53
Diluted	$2.31	$1.19	$1.52
Weighted average shares outstanding:
Basic	88.1	89.0	84.1
Diluted	88.6	89.8	84.8

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	As of December 31,
	2011	2010
Assets
Cash and cash equivalents	$808.3	$695.4
Accounts receivable, net of allowances of $83.9 in 2011, $64.7 in 2010	1,080.5	1,067.7
Inventories	1,274.4	1,294.6
Deferred taxes on income	181.6	166.5
Prepaid expenses and other current assets	148.7	146.6

Total current assets	3,493.5	3,370.8

Property, plant and equipment, net	615.9	658.9
Goodwill	1,717.1	1,752.4
Intangibles, net	1,156.5	1,182.6
Other assets	133.7	128.3

Total assets	$7,116.7	$7,093.0

Liabilities
Short-term debt and current portion of long-term debt	$269.3	$434.6
Accounts payable	557.5	573.3
Accrued salaries, wages and employee benefits	181.1	180.2
Taxes on income	22.3	27.9
Other current liabilities	433.5	461.2

Total current liabilities	1,463.7	1,677.2

Long-term debt	2,890.1	2,806.0
Deferred taxes on income	507.8	458.7
Other non-current liabilities	343.1	330.6

Total liabilities	5,204.7	5,272.5

Commitments and contingencies (see Note 11)	—	—
Stockholders’ equity:
Preferred stock ($0.01 par value, 5.0 shares authorized, no shares issued and outstanding at December 31, 2011 and 2010)	—	—
Common stock ($0.01 par value, 300 and 150 shares authorized at December 31, 2011 and December 31, 2010, respectively, 92.7 shares issued at December 31, 2011 and 2010)	0.9	0.9
Additional paid-in capital	1,424.6	1,450.2
Retained earnings	594.4	421.0
Accumulated other comprehensive income (loss)	(56.7)	(24.8)
Less: Treasury stock (1.8 and 0.9 shares, at cost, at December 31, 2011 and 2010, respectively)	(51.2)	(26.8)

Total stockholders’ equity	1,912.0	1,820.5

Total liabilities and stockholders’ equity	$7,116.7	$7,093.0

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$204.7	$106.7	$128.7
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	163.7	142.8	130.3
Impairment of goodwill, intangibles and other assets	52.5	19.7	22.9
Venezuela hyperinflationary and devaluation charges	—	70.6	—
Deferred income taxes	32.9	45.3	61.2
Stock-based compensation	23.8	24.3	41.3
Loss on early extinguishment of debt	12.8	—	—
Other	8.8	21.2	28.9
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(25.2)	(50.7)	51.2
Inventory	(7.0)	(145.2)	229.9
Accounts payable	(12.4)	84.7	(40.9)
Accrued salaries, wages and employee benefits	3.9	(12.5)	19.1
Other assets and liabilities	(31.4)	(17.9)	(31.5)

Net cash provided by operating activities	427.1	289.0	641.1

Cash flows from financing activities:
Net change in short-term debt	1.0	56.2	(153.6)
Proceeds from issuance of long-term debt	1,025.0	786.1	292.2
Payments on long-term debt	(1,110.6)	(260.9)	(351.2)
Proceeds from issuance of stock, net of transaction fees	8.2	8.5	211.6
Repurchase of common stock and shares tendered for taxes	(89.0)	(51.3)	(12.6)
Debt issuance costs	(12.3)	(24.7)	(17.3)
Dividends paid	(30.1)	(28.7)	(6.6)
Other, net	11.1	(5.0)	5.0

Net cash provided by (used in) financing activities	(196.7)	480.2	(32.5)

Cash flows from investing activities:
Additions to property, plant and equipment	(126.9)	(137.5)	(107.4)
Acquisition of businesses, net of cash acquired and earnout payments	(14.4)	(755.5)	(13.7)
Other	28.2	9.9	(9.5)

Net cash used in investing activities	(113.1)	(883.1)	(130.6)

Effect of exchange rate changes on cash and cash equivalents	(4.4)	(18.1)	(43.4)

Net increase (decrease) in cash and cash equivalents	112.9	(132.0)	434.6
Cash and cash equivalents at beginning of period	695.4	827.4	392.8

Cash and cash equivalents at end of period	$808.3	$695.4	$827.4

Supplemental cash disclosures:
Taxes paid	$85.1	$75.7	$64.3
Interest paid	176.4	154.2	133.1

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2008	78.4	$0.8	(2.8)	$(58.4)	$1,264.1	$229.5	$(51.8)	$1,384.2
Net income	—	—	—	—	—	128.7	—	128.7
Comprehensive income:
Cumulative translation adjustment	—	—	—	—	—	—	39.1	39.1
Derivative transactions and other, net	—	—	—	—	—	—	(16.3)	(16.3)
Accrued benefit costs, net	—	—	—	—	—	—	8.1	8.1

Comprehensive income	—	—	—	—	—	—	—	159.6

Proceeds from issuance of common stock, net	12.0	0.1	—	—	202.6	—	—	202.7
Restricted stock awards, stock options exercised and stock plan purchases	—	—	2.8	57.7	(49.1)	—	—	8.6
Restricted stock awards cancelled and shares tendered for stock options and taxes	—	—	(0.7)	(18.6)	1.9	—	—	(16.7)
Dividends declared	—	—	—	—	—	(13.5)	—	(13.5)
Stock-based compensation	—	—	—	—	41.3	—	—	41.3
Other	0.5	—	—	0.6	—	—	—	0.6

Balance, December 31, 2009	90.9	$0.9	(0.7)	$(18.7)	$1,460.8	$344.7	$(20.9)	$1,766.8
Net income	—	—	—	—	—	106.7	—	106.7
Comprehensive income:
Cumulative translation adjustment	—	—	—	—	—	—	1.2	1.2
Derivative transactions and other, net	—	—	—	—	—	—	2.6	2.6
Accrued benefit costs, net	—	—	—	—	—	—	(7.7)	(7.7)

Comprehensive income	—	—	—	—	—	—	—	102.8

Restricted stock awards, stock options exercised and stock plan purchases	1.8	—	1.5	44.6	(36.3)	—	—	8.3
Restricted stock awards cancelled and shares tendered for stock options and taxes	—	—	(0.3)	(9.9)	1.4	—	—	(8.5)
Dividends declared	—	—	—	—	—	(30.4)	—	(30.4)
Stock-based compensation	—	—	—	—	24.3	—	—	24.3
Shares repurchased	—	—	(1.4)	(42.8)	—	—	—	(42.8)

Balance, December 31, 2010	92.7	$0.9	(0.9)	$(26.8)	$1,450.2	$421.0	$(24.8)	$1,820.5

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

(in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2010	92.7	$0.9	(0.9)	$(26.8)	$1,450.2	$421.0	$(24.8)	$1,820.5
Net income	—	—	—	—	—	204.7	—	204.7
Comprehensive income:
Cumulative translation adjustment	—	—	—	—	—	—	(25.4)	(25.4)
Derivative transactions and other, net	—	—	—	—	—	—	13.3	13.3
Accrued benefit costs, net	—	—	—	—	—	—	(19.8)	(19.8)

Comprehensive income	—	—	—	—	—	—	—	172.8

Restricted stock awards, stock options exercised and stock plan purchases	—	—	2.3	75.1	(53.2)	—	—	21.9
Restricted stock awards cancelled and shares tendered for stock options and taxes	—	—	(0.7)	(23.4)	3.8	—	—	(19.6)
Dividends declared	—	—	—	—	—	(31.3)	—	(31.3)
Stock-based compensation	—	—	—	—	23.8	—	—	23.8
Shares repurchased	—	—	(2.5)	(76.1)	—	—	—	(76.1)

Balance, December 31, 2011	92.7	$0.9	(1.8)	$(51.2)	$1,424.6	$594.4	$(56.7)	$1,912.0

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

1. Business and Significant Accounting Policies

Business

Jarden Corporation and its subsidiaries (hereinafter referred to as the “Company” or “Jarden”) is a leading provider of a diverse range of consumer products with a portfolio of over 100 brands sold globally. Jarden’s three primary business segments, Outdoor Solutions, Consumer Solutions and Branded Consumables, manufacture or source, market and distribute a number of well-recognized brands, including: Outdoor Solutions: Abu Garcia®, Aero®, Berkley®, Campingaz®, Coleman®, ExOfficio®, Fenwick®, Gulp!®, K2®, Marker®, Marmot®, Mitchell®, Penn®, Rawlings®, Shakespeare®, Stearns®, Stren®, Trilene®, Völkl® and Zoot®; Consumer Solutions: Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam®, VillaWare® and White Mountain®; and Branded Consumables: Ball®, Bee®, Bernardin®, Bicycle®, Billy Boy®, Crawford®, Diamond®, Dicon®, Fiona®, First Alert®, First Essentials®, Hoyle®, Kerr®, Lehigh®, Lillo®, Loew-Cornell®, Mapa®, NUK®, Pine Mountain®, Quickie®, Spontex® and Tigex®. The Company’s growth strategy is based on introducing new products, as well as on expanding existing product categories, which is supplemented through opportunistically acquiring businesses with highly-recognized brands, innovative products and multi-channel distribution.

Basis of Presentation

The consolidated financial statements include the consolidated accounts of the Company and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

All significant intercompany transactions and balances have been eliminated upon consolidation. Unless otherwise indicated, references in the consolidated financial statements to 2011, 2010 and 2009 are to the Company’s calendar years ended December 31, 2011, 2010 and 2009, respectively.

Certain reclassifications have been made in the Company’s consolidated financial statements of prior years to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

Supplemental Information

Stock-based compensation costs, which are included in selling, general and administrative expenses (“SG&A”), were $23.8, $24.3 and $41.3 for 2011, 2010 and 2009, respectively.

Interest expense is net of interest income of $7.2, $4.9 and $7.8 for 2011, 2010 and 2009, respectively.

Foreign Operations

The functional currency for most of the Company’s consolidated foreign operations is the local currency. Assets and liabilities are translated at year-end exchange rates, and income and expenses are translated at average exchange rates during the year. Net unrealized exchange adjustments arising on the translation of foreign currency financial statements are reported as cumulative translation adjustments within accumulated other comprehensive income. Foreign currency transaction gains and losses are included in the results of operation and are generally classified in SG&A. Foreign currency transaction gains/(losses) for 2011, 2010 and 2009, were ($11.1), $8.7 and $18.9, respectively.

The U.S. dollar is the functional currency for certain foreign subsidiaries that conduct their business primarily in U.S. dollars. As such, monetary items are translated at current exchange rates, and non-monetary items are translated at historical exchange rates.

Venezuela Operations

Effective January 1, 2010, the Company’s subsidiaries operating in Venezuela are considered under GAAP to be operating in a highly inflationary economy based on the use of the blended National Consumer Price Index (a blend of the National Consumer Price Index subsequent to January 1, 2008 and the Consumer Price Index for Caracas and Maracaibo prior to January 1, 2008), as the Venezuela economy exceeded the three-year cumulative inflation rate of 100%. The Company’s financial statements of its subsidiaries operating in Venezuela are remeasured as if their functional currency were the U.S. dollar. As such, gains and losses resulting from the remeasurement of monetary assets and liabilities for 2011 and 2010 are reflected in current earnings.

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

As a result of the change in the official exchange rate, the results of operations for 2010 include a non-cash charge of approximately $14.0, primarily reflecting the write-down of monetary assets as of January 1, 2010. This charge is classified in SG&A.

In March 2010, the Securities and Exchange Commission (the “SEC”) provided guidance on certain exchange rate issues specific to Venezuela. This SEC guidance, in part, requires that any differences between the amounts reported for financial reporting purposes and actual U.S. dollar-denominated balances that may have existed prior to the application of the highly inflationary accounting requirements (effective January 1, 2010 for the Company) should be recognized in the income statement. As a result of applying this SEC guidance, the results of operations for 2010 include a non-cash charge of $56.6 classified in SG&A related to remeasuring U.S. dollar-denominated assets at the parallel exchange rate and subsequently translating at the official exchange rate. This SEC guidance was codified by the Financial Accounting Standards Board (the “FASB”) in May 2010, with the issuance of Accounting Standards Update (“ASU”) 2010-19.

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

Concentrations of Credit Risk

Substantially all of the Company’s trade receivables are due from retailers and distributors located throughout Asia, Canada, Europe, Latin America and the United States. Approximately 20%, 21% and 23% of the Company’s consolidated net sales in 2011, 2010 and 2009, respectively, were to a single customer who purchased product from the all of the Company’s business segments.

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

Land is not depreciated.

Goodwill and Intangible Assets

Goodwill and certain intangibles (primarily trademarks and tradenames) are not amortized; however, they are subject to evaluation for impairment using a fair value based test. This evaluation is performed annually, during the fourth quarter or more frequently if facts and circumstances warrant. In 2011, the Company adopted authoritative accounting guidance that allows a company to use a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company applied this qualitative approach to select reporting units.

For other reporting units, the Company proceeded directly to the first step of goodwill impairment testing. The first step in the goodwill impairment test involves comparing the fair value of each of its reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, the Company is required to proceed to the second step. In the second step, the fair value of the reporting unit would be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss would be recognized if, and to the extent that, the carrying value of goodwill exceeded the implied value (see Note 6).

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

Advertising Costs

Advertising costs consist primarily of ad demo, media placement and promotions, and are expensed as incurred. The amounts charged to advertising and included in SG&A in the consolidated statements of operations for 2011, 2010 and 2009 were $143, $129 and $108, respectively.

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

Sales Incentives and Trade Promotion Allowances

The Company offers various sales incentives and trade promotional programs to its reseller customers from time to time in the normal course of business. These incentives and trade promotions typically include arrangements known as slotting fees, cooperative advertising and buydowns. These arrangements are recorded as a reduction to net sales in the Company’s consolidated statements of operations.

Income Taxes

Deferred taxes are provided for differences between the financial statement and tax basis of assets and liabilities using enacted tax rates. The Company established a valuation allowance against a portion of the net tax benefit associated with all carryforwards and temporary differences in a prior year, as it was more likely than not that these would not be fully utilized in the available carryforward period. A portion of this valuation allowance remained as of December 31, 2011 and 2010 (see Note 12).

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

Disclosures about Fair Value of Financial Instruments and Credit Risk

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair market values due to the short-term maturities of these instruments. The fair market value of the Company’s senior notes and senior subordinated notes are based upon quoted market prices. The fair market value of the Company’s other long-term debt is estimated using interest rates currently available to the Company for debt with similar terms and maturities (see Note 9).

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

The following table summarizes assets and liabilities that are measured at fair value on a recurring basis at December 31, 2011 and 2010:

	2011
	Fair Value Asset (Liability)
(in millions)	Level 1	Level 2	Total
Derivatives:
Assets	$—	$4.4	$4.4
Liabilities	—	(8.6)	(8.6)
Available-for-sale securities	—	19.5	19.5

	2010
	Fair Value Asset (Liability)
(in millions)	Level 1	Level 2	Total
Derivatives:
Assets	$—	$0.1	$0.1
Liabilities	—	(34.5)	(34.5)
Available-for-sale securities	19.1	—	19.1

Derivative assets and liabilities relate to interest rate swaps, foreign currency contracts and commodity contracts. Fair values are determined by the Company using market prices obtained from independent brokers or determined using valuation models that use as their basis readily observable market data that is actively quoted and can be validated through external sources, including independent pricing services, brokers and market transactions. Available-for-sale securities are valued based on quoted market prices.

The following table summarizes the assets that are measured at Level 3 fair value on a non-recurring basis at December 31, 2011 and 2010:

(in millions)	2011	2010
Goodwill	$74.0	$6.4
Intangible assets	2.1	3.6

At December 31, 2011 and 2010, goodwill of certain reporting units and certain intangible assets are recorded at fair value based upon the Company’s impairment testing and as circumstances require.

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

Stock-Based Compensation

The Company estimates the fair value of share-based awards on the date of grant, which is generally the date the award is approved by the Board of Directors of the Company (the “Board”) or committee thereof. The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of the market-based restricted stock awards is determined using a Monte Carlo simulation embedded in a lattice model, and for all other restricted stock awards, based on the closing price of the Company’s common stock on the date of grant. The determination of the fair value of the Company’s stock option awards and restricted stock awards is based on a variety of factors including, but not limited to, the Company’s common stock price, expected stock price volatility over the expected life of awards, and actual and projected exercise behavior (see Note 13). Additionally, the Company has estimated forfeitures for share-based awards at the dates of grant based on historical experience. The forfeiture estimate is revised as necessary if actual forfeitures differ from these estimates.

The Company issues restricted share awards whose restrictions lapse upon either the passage of time (service vesting), achieving performance targets, attaining Company common stock price thresholds, or some combination of these restrictions. For those restricted share awards with only service conditions, the Company recognizes compensation cost on a straight-line basis over the explicit service period. For those restricted share awards with market conditions, the Company recognizes compensation cost on a straight-line basis over the derived service period unless the market condition is satisfied prior to the end of the derived service period. For performance only awards, the Company recognizes compensation cost on a straight-line basis over the implicit service period which represents the Company’s best estimates for when the target will be achieved. If it becomes apparent that the original service periods are no longer accurate, the remaining unrecognized compensation cost will be recognized over the revised remaining service periods. For restricted share awards that contain both service and market or performance vesting conditions, compensation cost is recognized over the shorter of the two conditions if only one of the conditions must be met or the longer of the two conditions if both conditions must be met.

For restricted awards that contain performance or market vesting conditions, the Company excludes these awards from diluted earning per share computations until the end of the reporting period that the contingency is met.

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

Reorganization Costs

Reorganization costs include costs associated with exit or disposal activities, including costs for employee and lease terminations, facility closings or other exit activities. Additionally, these costs may also include expenses directly related to integrating and reorganizing acquired businesses and include items such as employee retention costs, recruiting costs, asset impairments, certain moving costs and certain duplicative costs during integration.

2. New Accounting Guidance and Adoption of New Accounting Guidance

New Accounting Guidance

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 enhances disclosures regarding financial instruments and derivative instruments and requires companies to provide both net information and gross information for these assets and liabilities in order to enhance comparability between those companies that prepare their financial statements in accordance with GAAP and those companies that prepare their financial statements in accordance with International Financial Reporting Standards. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. Since ASU 2011-11 requires only additional disclosures, the adoption of ASU 2011-11 will not affect the consolidated financial position, results of operations or cash flows of the Company.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires companies to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Since ASU 2011-05 amends the disclosure requirements concerning comprehensive income, the adoption of ASU 2011-05 will not affect the consolidated financial position, results of operations or cash flows of the Company. In December 2011, the FASB deferred indefinitely certain provisions of ASU 2011-05 that would require companies to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements.

Adoption of New Accounting Guidance

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 allows a company to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The provisions of ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company elected to adopt the provisions of ASU 2011-08 in 2011, which had no impact on the consolidated financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”). ASU 2010-06 requires companies to provide additional disclosures related to transfers in and out of Level 1 and Level 2 and in the reconciliation of Level 3 fair value measurements. ASU 2010-06 was effective for the Company for interim and annual reporting periods beginning in 2010, except for the disclosures related to the reconciliation of Level 3 fair value measurements, which was effective for the Company beginning in 2011. Since ASU 2010-06 requires only additional disclosures, the adoption of ASU 2010-06 did not affect the consolidated financial position, results of operations or cash flows of the Company.

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

In June 2009, the FASB issued authoritative accounting guidance (“Guidance”) that in part, amends derecognition guidance for transfers of financial assets, eliminates the exemption from consolidation for qualifying special-purpose entities and requires additional disclosures. This Guidance was effective for the Company beginning in 2010. The adoption of the provisions of this Guidance did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued Guidance that amends the consolidation guidance applicable to variable interest entities. The provisions of this Guidance require entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The Guidance also requires an enterprise to assess on an ongoing basis to determine whether it is a primary beneficiary or has an implicit responsibility to ensure that a variable interest entity operates as designed. This Guidance was effective for the Company beginning in 2010. In January 2010, the FASB indefinitely deferred certain consolidation provisions of this Guidance. The adoption of the provisions of this Guidance did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

3. Acquisitions

On April 1, 2010, the Company acquired the Mapa Spontex Baby Care and Home Care businesses (“Mapa Spontex”) of Total S.A. (“Total”) through the acquisition of certain of Total’s subsidiaries for a Euro purchase price of approximately €200 (approximately $275), subject to certain adjustments (the “Acquisition”). The total value of the transaction, including debt assumed and/or repaid, was approximately €305 (approximately $415). Mapa Spontex is a global manufacturer and distributor of primarily baby care and home care products with leading market positions in Argentina, Brazil and Europe in the core categories it serves. Its baby care portfolio includes feeding bottles, soothers, teats and other infant accessories sold primarily under the Fiona®, First Essentials®, Lillo®, NUK® and Tigex® brands; and health care products, including condoms sold under the Billy Boy® brand. Its home care portfolio includes sponges, rubber gloves and related cleaning products for industrial, professional and retail uses sold primarily under the Mapa® and Spontex® brands. The Acquisition is expected to expand the Company’s product offerings and distribution channels into new, attractive categories and further diversify revenue streams and increase the Company’s international presence. The Acquisition is consistent with the Company’s strategy of purchasing leading, niche consumer-oriented brands with attractive cash flows and strong management. Mapa Spontex is reported in the Company’s Branded Consumables segment and is included in the Company’s results of operations from April 1, 2010 (the “Acquisition Date”). The Company’s 2010 consolidated statement of operations includes approximately $539 of net sales and approximately $31 of operating earnings related to Mapa Spontex.

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

The combined cash purchase price, net of cash acquired, for the Aero and Quickie acquisitions was approximately $270, subject to certain adjustments. Based on the Company’s independent valuations for Aero and Quickie, the Company allocated the total purchase price for these acquisitions, net of cash acquired, to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the respective acquisition dates. Based on these purchase price allocations, the Company allocated approximately $10 of the purchase price to identified tangible net liabilities and approximately $161 of the purchase price to identified intangible assets. The Company recorded the excess of the purchase price over the aggregate fair values of approximately $121 as goodwill.

Supplemental pro forma information has not been provided for Mapa Spontex as the acquired operations were a component of a significantly larger legal entity and separate historical financial statements were not prepared and could not be prepared to a sufficient level of reliability, as well as be inclusive of all costs necessary to operate the acquired businesses as a stand-alone operation. As such, the compilation of the requisite historical financial data is impracticable. Supplemental pro forma financial information for Aero and Quickie have been excluded as they are not material to the consolidated financial position, results of operations or cash flows of the Company.

For 2010, cost of sales includes a $27.4 charge for the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory related to these acquisitions.

For 2010, SG&A includes approximately $23 in transaction costs related to these acquisitions.

4. Inventories

Inventories are stated at the lower-of-cost-or-market with cost being determined principally by the first-in, first-out method (“FIFO”), and are comprised of the following at December 31, 2011 and 2010:

(in millions)	2011	2010
Raw materials and supplies	$219.4	$231.8
Work-in-process	89.6	90.8
Finished goods	965.4	972.0

Total inventories	$1,274.4	$1,294.6

5. Property, Plant and Equipment

Property, plant and equipment, net, is comprised of the following at December 31, 2011 and 2010:

(in millions)	2011	2010
Land	$47.2	$49.6
Buildings	286.7	291.6
Machinery and equipment	1,032.4	973.9

	1,366.3	1,315.1
Less: Accumulated depreciation	(750.4)	(656.2)

Total property, plant and equipment, net	$615.9	$658.9

Depreciation of property, plant and equipment for 2011, 2010 and 2009 was $145, $127 and $114, respectively.

6. Goodwill and Intangibles

Goodwill activity for 2011 and 2010 is as follows:

					December 31, 2011
(in millions)	Net Book Value at December 31, 2010	Additions	Impairment Charge	Foreign Exchange and Other Adjustments	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Goodwill
Outdoor Solutions	$684.0	$3.6	$—	$0.1	$706.2	$(18.5)	$687.7
Consumer Solutions	492.6	—	—	(0.3)	492.3	—	492.3
Branded Consumables(1)	554.3	4.6	(41.9)	(1.4)	741.4	(225.8)	515.6
Process Solutions	21.5	—	—	—	21.5	—	21.5

	$1,752.4	$8.2	$(41.9)	$(1.6)	$1,961.4	$(244.3)	$1,717.1

					December 31, 2010
(in millions)	Net Book Value at December 31, 2009	Additions	Impairment Charge	Foreign Exchange and Other Adjustments	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Goodwill
Outdoor Solutions	$660.6	$23.4	$—	$—	$702.5	$(18.5)	$684.0
Consumer Solutions	491.5	—	—	1.1	492.6	—	492.6
Branded Consumables(2)	344.8	226.4	(17.3)	0.4	738.2	(183.9)	554.3
Process Solutions	21.5	—	—	—	21.5	—	21.5

	$1,518.4	$249.8	$(17.3)	$1.5	$1,954.8	$(202.4)	$1,752.4

(1)	In the fourth quarter of 2011, the Company’s annual impairment test, in connection with fourth quarter triggering events, resulted in a non-cash charge to reflect impairment of goodwill in the Company’s Branded Consumables segment. The impairment charge was recorded primarily within the United States Playing Cards business and was primarily due to a decrease in the fair value of forecasted cash flows, reflecting lower levels of revenues and margins in the business than originally forecast.
(2)	The non-cash impairment charge recorded within the Branded Consumables segment during the second quarter of 2010, reflects the impairment of goodwill within this segment’s Arts and Crafts business. The impairment was due to a decrease in the fair value of forecasted cash flows, reflecting the deterioration of revenues and margins in this segment’s Arts and Crafts business due to a decline in 2010 of forecasted sales to a major customer.

In 2009, the Company’s annual impairment test resulted in a non-cash charge of $12.8 to reflect impairment of goodwill in the Company’s Branded Consumables segment. The impairment charge was recorded within the Arts and Crafts business unit. The impairment was due to a decrease in the fair value of forecasted cash flows, reflecting the deterioration of revenues and margins in the business.

Intangibles activity for 2011 and 2010 is as follows:

(in millions)	Gross Carrying Amount at December 31, 2010	Additions	Impairment Charge	Accumulated Amortization and Foreign Exchange	Net Book Value at December 31, 2011	Amortization Periods (years)
Intangibles
Patents	$7.2	$0.3	$—	$(2.2)	$5.3	12-30
Non-compete agreements	3.7	—	—	(3.7)	—	1-5
Manufacturing process and expertise	42.1	—	—	(34.4)	7.7	3-7
Brand names	18.3	—	—	(3.8)	14.5	4-20
Customer relationships and distributor channels	253.6	—	—	(42.7)	210.9	10-35
Trademarks and tradenames	925.4	—	(1.5)	(5.8)	918.1	indefinite

	$1,250.3	$0.3	$(1.5)	$(92.6)	$1,156.5

(in millions)	Gross Carrying Amount at December 31, 2009	Additions	Impairment Charge	Accumulated Amortization and Foreign Exchange	Net Book Value at December 31, 2010	Amortization Periods (years)
Intangibles
Patents	$7.2	$—	$—	$(1.7)	$5.5	12-30
Non-compete agreements	3.7	—	—	(3.6)	0.1	1-5
Manufacturing process and expertise	30.9	11.2	—	(28.5)	13.6	3-7
Brand names	3.2	15.1	—	(0.9)	17.4	4-10
Customer relationships and distributor channels	151.7	101.9	—	(31.4)	222.2	10-35
Trademarks and tradenames	781.0	146.8	(2.4)	(1.6)	923.8	indefinite

	$977.7	$275.0	$(2.4)	$(67.7)	$1,182.6

Impairment charges for 2011, 2010 and 2009 were allocated to the Company’s reporting segments as follows:

(in millions)	2011	2010	2009
Impairment of intangibles
Outdoor Solutions	$—	$0.7	$0.8
Consumer Solutions	—	0.7	—
Branded Consumables	1.5	1.0	9.3

	$1.5	$2.4	$10.1

Impairments—2011

The non-cash impairment charge recorded within the Branded Consumables segment during 2011, which resulted from the Company’s annual impairment test, reflects the impairment of certain tradenames within this segment’s Arts and Crafts business and was due to a decline in forecasted cash flows resulting from a continued deterioration of forecasted sales and profitability at its major customers.

Impairments—2010

The non-cash impairment charge recorded within the Branded Consumables segment during the second quarter of 2010 reflects the impairment of certain tradenames within this segment’s Arts and Crafts business. The impairment was due to a decrease in the fair value of forecasted cash flows, reflecting the deterioration of revenues and margins in the business due to a decline in 2010 of forecasted sales to a major customer. The remainder of the impairment charges to tradenames during 2010 are primarily due to a decline in forecasted revenues.

Impairments—2009

The non-cash impairment charges recorded during 2009, which resulted from the Company’s annual impairment test, reflect the impairment of intangible assets related to certain of the Company’s tradenames. In the Outdoor Solutions segment, the impairment charge recorded relates primarily to certain tradenames within this segment’s snow sports business, primarily a result of the abandonment of a minor tradename. In the Branded Consumables segment, the impairment charge recorded relates to certain tradenames associated with this segment’s Firelog and Safety and Security businesses. The impairment within the Branded Consumables segment was due to a decrease in the fair value of forecasted cash flows, resulting from the deterioration of revenues and margins related to these tradenames.

The estimated future amortization expense related to amortizable intangible assets at December 31, 2011 is as follows:

Years Ending December 31,	Amount
(in millions)
2012	$16.8
2013	16.0
2014	13.1
2015	12.8
2016	12.3
Thereafter	167.4

Amortization of intangibles for 2011, 2010 and 2009 was $18.7, $16.0 and $16.7, respectively. At December 31, 2011, approximately $2 billion of the goodwill and other intangible assets recorded by the Company is not deductible for income tax purposes.

During 2011, the Company recorded a $9.1 impairment charge related to the impairment of an equity basis investment. This impairment charge is classified in the consolidated financial statement of operations in impairment of goodwill, intangibles and other assets.

7. Other Current Liabilities

Other current liabilities are comprised of the following at December 31, 2011 and 2010:

(in millions)	2011	2010
Cooperative advertising, customer rebates and allowances	$87.4	$88.6
Warranty and product liability reserves	97.3	111.4
Accrued environmental and other litigation	20.5	20.8
Other	228.3	240.4

Total other current liabilities	$433.5	$461.2

8. Warranty Reserve

Warranty reserve activity for 2011 and 2010 is as follows:

(in millions)	2011	2010
Warranty reserve at January 1,	$86.0	$85.5
Provision for warranties issued	145.5	124.7
Warranty claims paid	(146.5)	(129.4)
Acquisitions and other adjustments	(0.2)	5.2

Warranty reserve at December 31,	$84.8	$86.0

Allocation in the consolidated balance sheets:
Other current liabilities	$74.3	$75.3
Other non-current liabilities	10.5	10.7

	$84.8	$86.0

9. Debt

Debt is comprised of the following at December 31, 2011 and 2010:

(in millions)	2011	2010
Senior Secured Credit Facility Term Loans	$1,001.6	$1,059.8
8% Senior Notes due 2016 (1)	294.6	293.6
6 1/8% Senior Notes due 2022(1)	300.0	300.0
7 1/2% Senior Subordinated Notes due 2017(2)	656.5	639.8
7 1/2% Senior Subordinated Notes due 2020(2)	464.0	470.2
Securitization Facility	300.0	300.0
Revolving Credit Facility	—	—
2% Subordinated Note due 2012	99.7	98.4
Non-U.S. borrowings	35.6	62.0
Other	7.4	16.8

Total debt	3,159.4	3,240.6

Less: current portion	(269.3)	(434.6)

Total long-term debt	$2,890.1	$2,806.0

(1)	Collectively, the “Senior Notes.”
(2)	Collectively, the “Senior Subordinated Notes.”

Senior Secured Credit Facility

On March 31, 2011, the Company completed a new $1.275 billion senior secured credit facility (the “Facility”), which is comprised of:

•	a $525 senior secured term loan A facility maturing in March 2016, that bears interest at LIBOR plus a spread of 225 basis points;

•	a $500 senior secured term loan B facility maturing in January 2017, which is subject to extension to 2018 under certain conditions, that bears interest at LIBOR plus a spread of 300 basis points; and

•

a $250 senior secured revolving credit facility (the “Revolver”), which is comprised of a $175 U.S. dollar component and a $75 multi-currency component. The Revolver matures in March 2016 and bears interest at certain selected rates, including LIBOR plus a spread of 225 basis points. At December 30, 2011, there was no amount outstanding under the Revolver. The Company is required to pay an annualized commitment fee of approximately 0.38% on the unused balance of the Revolver.

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

The weighted average interest rate on the Facility was approximately 3% at December 31, 2011.

Senior Notes and Senior Subordinated Notes

The Company may redeem all or part of the 8% senior notes due 2016 and the 7 1/2% senior subordinated notes due 2020 beginning in May 2013 and January 2015, respectively, at specified redemption prices ranging from approximately 100% to 104% of the principal amount, plus accrued and unpaid interest to the date of redemption. Beginning in November 2015, the Company may redeem all or part of these 6 1/8% senior notes due 2022 at specified redemption prices ranging from approximately 100% to 103% of the principal amount, plus accrued and unpaid interest to the date of redemption.

The 2% subordinated note due 2012 (the “Note”) is not prepayable at the Company’s option. The holder of the Note has the option to require redemption of the Note if the closing price of Jarden’s common stock exceeds $45.32 (subject to adjustment as provided therein) per share for a period of three consecutive trading days.

The Company has designated a portion of its Euro-denominated 7 1/2% senior subordinated notes due 2020, with an aggregate principal balance of €150 (the “Hedging Instrument”), as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-denominated subsidiaries. Foreign currency gains and losses on the Hedging Instrument are recorded as an adjustment to AOCI. See Note 10 for disclosures regarding the Company’s derivative financial instruments.

Securitization Facility

The Company maintains a receivables purchase agreement (the “Securitization Facility”) that bears interest at a margin over the commercial paper rate. Under the Securitization Facility, substantially all of the Company’s Outdoor Solutions, Consumer Solutions and Branded Consumables domestic accounts receivable are sold to a special purpose entity, Jarden Receivables, LLC (“JRLLC”), which is a wholly-owned consolidated subsidiary of the Company. JRLLC funds these purchases with borrowings under a loan agreement, which are secured by the accounts receivable. There is no recourse to the Company for the unpaid portion of any loans under this loan agreement. To the extent there is availability, the Securitization Facility will be drawn upon and repaid as needed to fund general corporate purposes. At December 31, 2011, the borrowing rate margin and the unused line fee on the securitization were 1.25% and 0.625% per annum, respectively.

In February 2012, the Company entered into an amendment to the Securitization Facility that, in part, increased maximum borrowings from $300 to $400 and extended the term from May 2014 until February 2015. Following the renewal, the borrowing rate margin is 0.90% and the unused line fee is 0.45% per annum.

Non-U.S. Borrowings

As of December 31, 2011 and 2010, non-U.S. borrowings consisted of the foreign senior debt of none and $26.5, respectively; and amounts borrowed under various foreign credit lines and facilities totaling $35.6 and $35.5, respectively. Certain of these foreign credit lines are secured by certain non-U.S. subsidiaries’ inventory and/or accounts receivable.

Debt Covenants and Other

The Senior Notes and Senior Subordinated Notes are subject to a number of restrictive covenants that, in part, limit the ability of the Company and certain of its subsidiaries, subject to certain exceptions and qualifications, to incur additional indebtedness, to incur liens, engage in mergers and consolidations, enter into transactions with affiliates, make certain investments, transfer or sell assets, pay dividends to third parties or distributions on or repurchase the Company’s common stock, prepay debt subordinate to the Senior Notes or dispose of assets.

The Facility and contains certain restrictions, subject to certain exceptions and qualifications, on the conduct of the Company and certain of its subsidiaries, including, among other restrictions: incurring debt, disposing of certain assets, making investments, exceeding certain agreed upon capital expenditures, creating or suffering liens, completing certain mergers, consolidations and sales of assets, acquisitions, declaring dividends to third parties, redeeming or prepaying other debt, and certain transactions with affiliates. The Facility and the Foreign Debt also include financial covenants that require the Company to maintain certain total leverage and interest coverage ratios.

The Facility contains a covenant that restricts the Company and its subsidiaries from making certain “restricted payments” (any dividend or other distribution, whether in cash, securities or other property, with respect to any stock or stock equivalents of the Company or any subsidiary), except that:

•	the Company may declare and make dividend payments or other distributions payable in common stock;

•	the Company may repurchase shares of its own stock (provided certain financial and other conditions are met); and

•	the Company may make restricted payments during any fiscal year not otherwise permitted, provided that certain financial and other conditions are met.

The Facility and the indentures related to the Senior Notes and the Senior Subordinated Notes (the “Indentures”) contain cross-default provisions pursuant to which a default in respect to certain of the Company’s other indebtedness could trigger a default by the Company under the Facility, the Foreign Debt and the Indentures. If the Company defaults under the covenants (including the cross-default provisions), the Company’s lenders could foreclose on their security interest in the Company’s assets, which may have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

The Company’s obligations under the Facility, the Senior Subordinated Notes and the Senior Notes are guaranteed, on a joint and several basis, by certain of its domestic subsidiaries, all of which are directly or indirectly wholly-owned by the Company (see Note 19).

The Company’s debt maturities for the five years following December 31, 2011 and thereafter are as follows:

Years Ending December 31,	Amount
(in millions)
2012	$269.6
2013	92.9
2014	107.9
2015	429.7
2016	371.2
Thereafter	1,913.0

Total principal payments	3,184.3
Net discount and other	(24.9)

Total	$3,159.4

At December 31, 2011 and 2010, unamortized deferred debt issue costs were $40.7 and $47.6, respectively. These costs are included in “Other assets” on the consolidated balance sheets and are being amortized over the respective terms of the underlying debt.

At December 31, 2011 and 2010, the fair market value of total debt was approximately $3,245 and $3,330, respectively.

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

Cash Flow Hedges

During 2011, the Company entered into an aggregate $350 notional amount of interest rate swaps that exchange a variable rate of interest (LIBOR) for an average fixed rate of interest the term of the agreements, which mature on December 31, 2015. These swaps are forward-starting and are effective commencing December 31, 2013. The Company has designated these swaps as a cash flow hedges of the interest rate risk attributable to forecasted variable interest (LIBOR) payments.

At December 31, 2011, the Company had $750 notional amount outstanding in swap agreements, which include $350 notional amount of forward-starting swaps that become effective commencing December 31, 2013, that exchange variable rates of interest (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through December 2015. At December 31, 2011, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swap, was approximately 1.6%. The effective portion of the after-tax fair value gains or losses on these swaps is included as a component of AOCI.

During 2011, the Company terminated a $250 notional amount outstanding swap agreement that exchanged a variable rates of interest (LIBOR) for a fixed interest rate. This fixed rate swap, which was to mature on December 31, 2011, was designated as cash flow hedge of the interest rate risk attributable to forecasted variable interest.

Foreign Currency Contracts

The Company uses foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through September 2013. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At December 31, 2011, the Company had approximately $477 notional amount of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases and sales.

At December 31, 2011, the Company had outstanding approximately $159 notional amount of foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through December 2012. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty, and in certain instances allow the Company to benefit should the cost of the commodity fall below certain dollar thresholds. At December 31, 2011, the Company had outstanding approximately $18.8 notional amount of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through March 2014. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

The following table presents the fair value of derivative financial instruments as of December 31, 2011 and 2010:

	2011		2010		Weighted Average Remaining Term (years)
	Fair Value of Derivatives		Fair Value of Derivatives
(in millions)	Asset(a)	Liability(a)	Asset(a)	Liability(a)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$—	$8.4	$—	$5.3	2.9
Foreign currency contracts	12.2	8.1	4.5	18.9	0.6
Fair value hedges:
Interest rate swaps	—	—	—	10.2	—
Cross-currency swaps	—	—	—	4.1	—

Subtotal	12.2	16.5	4.5	38.5

Derivatives not designated as effective hedges:
Foreign currency contracts	1.1	1.7	1.3	2.6	0.5
Commodity contracts	1.0	0.3	0.9	—	0.7

Subtotal	2.1	2.0	2.2	2.6

Total	$14.3	$18.5	$6.7	$41.1

(a)	Consolidated balance sheet location:

Asset:	Other non-current assets
Liability:	Other non-current liabilities

The following table presents gain and loss activity (on a pretax basis) for 2011, 2010 and 2009 related to derivative financial instruments designated as effective hedges:

	2011			2010			2009
	Gain/(Loss)			Gain/(Loss)			Gain/(Loss)
(in millions)	Recognized in OCI(a)	Reclassified from AOCI to Income	Recognized in Income(b)	Recognized in OCI (a)	Reclassified from AOCI to Income	Recognized in Income(b)	Recognized in OCI(a)	Reclassified from AOCI to Income	Recognized in Income(b)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(3.1)	$—	$—	$9.9	$1.9	$—	$14.1	$4.8	$—
Foreign currency contracts	2.5	(19.6)	(1.3)	(14.4)	(10.2)	(2.7)	(10.1)	20.1	(7.6)

Total	$(0.6)	$(19.6)	$(1.3)	$(4.5)	$(8.3)	$(2.7)	$4.0	$24.9	$(7.6)

Location of gain/(loss) in the consolidated results of operations:
Net sales		$(1.0)	$—		$(0.7)	$—		$0.2	$—
Cost of sales		(18.6)	—		(9.5)	—		19.9	—
SG&A		—	(1.3)		—	(2.7)		—	(7.6)
Interest expense		—	—		1.9	—		4.8	—

Total		$(19.6)	$(1.3)		$(8.3)	$(2.7)		$24.9	$(7.6)

(a)	Represents effective portion recognized in Other Comprehensive Income (“OCI”).
(b)	Represents portion excluded from effectiveness testing.

At December 31, 2011, deferred net gains of $8.7 within AOCI are expected to be reclassified to earnings over the next twelve months.

The following table presents gain and loss activity (on a pretax basis) for 2011, 2010 and 2009 related to derivative financial instruments not designated as effective hedges:

	Gain/(Loss) Recognized in Income(a)
(in millions)	2011	2010	2009
Derivatives not designated as effective hedges:
Cash flow derivatives:
Interest rate swaps	$(1.0)	$0.9	$1.2
Foreign currency contracts	(0.3)	(10.5)	0.1
Commodity contracts	0.1	1.6	7.6

Subtotal	(1.2)	(8.0)	8.9

Fair value derivatives:
Interest rate swaps	0.5	18.6	(10.5)

Total	$(0.7)	$10.6	$(1.6)

(a)	Classified in SG&A

11. Commitments and Contingencies

Operating Leases

The Company conducts its operations in various leased facilities under leases that are classified as operating leases for financial statement purposes. Certain leases provide for payment of real estate taxes, common area maintenance, insurance and certain other expenses. Lease terms may have escalating rent provisions and rent holidays which are expensed on a straight-line basis over the term of the lease. Also, certain equipment used in Company operations is leased under operating leases.

Operating lease commitments for the five years following December 31, 2011 and thereafter are as follows:

Years Ending December 31,	Amount
(in millions)
2012	$66.4
2013	57.9
2014	48.4
2015	42.2
2016	31.9
Thereafter	70.4

Total	$317.2

The fixed operating lease commitments detailed above assume that the Company continues the leases through their initial lease terms. Rent expense, including equipment rentals, was $110, $96.0 and $88.0 for 2011, 2010 and 2009, respectively.

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

In addition to ongoing environmental compliance at its operations, the Company also is actively engaged in environmental remediation activities, the majority of which relates to divested operations and sites. Various of the Company’s subsidiaries have been identified by the EPA or a state environmental agency as a PRP pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law at various sites (collectively, the “Environmental Sites”). The Company has established reserves to cover the anticipated probable costs of investigation and remediation based upon periodic reviews of all sites for which they have, or may have, remediation responsibility. The Company accrues environmental investigation and remediation costs when it is probable that a liability has been incurred, the amount of the liability can be reasonably estimated and their responsibility for the liability is established. Generally, the timing of these accruals coincides with the earlier of a formal commitment to an investigation plan, completion of a feasibility study or a commitment to a formal plan of action. The Company accrues its best estimate of investigation and remediation costs based upon facts known at such dates, and because of the inherent difficulties in estimating the ultimate amount of environmental costs, which are further described below, these estimates may materially change in the future as a result of the uncertainties described below. Estimated costs, which are based upon experience with similar sites and technical evaluations, are judgmental in nature and are recorded at discounted amounts without considering the impact of inflation and are adjusted periodically to reflect changes in applicable laws or regulations, changes in available technologies and receipt by the Company of new information. It is difficult to estimate the ultimate level of future environmental expenditures due to a number of uncertainties surrounding environmental liabilities. These uncertainties include the applicability of laws and regulations, changes in environmental remediation requirements, the enactment of additional regulations, uncertainties surrounding remediation procedures including the development of new technology, the identification of new sites for which various of the Company’s subsidiaries could be a PRP, information relating to the exact nature and extent of the contamination at each Environmental Site and the extent of required cleanup efforts, the uncertainties with respect to the ultimate outcome of issues which may be actively contested and the varying costs of alternative remediation strategies.

Due to the uncertainty described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of December 31, 2011.

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

12. Taxes on Income

The components of the provision for income taxes attributable to continuing operations for 2011, 2010 and 2009 are as follows:

(in millions)	2011	2010	2009
Current income tax expense:
U.S. federal	$1.4	$2.9	$(7.9)
Foreign	86.4	71.8	55.4
State and local	5.0	2.9	2.0

Total	92.8	77.6	49.5

Deferred income tax expense (benefit):
U.S. federal	55.5	57.3	54.1
Foreign	(25.3)	(14.6)	(1.2)
State, local and other, net of federal tax benefit	2.7	2.5	8.3

Total	32.9	45.2	61.2

Total income tax provision	$125.7	$122.8	$110.7

The difference between the federal statutory income tax rate and the Company’s reported income tax rate as a percentage of income from operations for 2011, 2010 and 2009 is reconciled as follows:

	2011	2010	2009
Federal statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rates resulting from:
State and local taxes, net	1.6	1.8	0.4
Foreign rate differences	(3.1)	(3.8)	(2.3)
Non-deductible compensation	1.0	3.5	3.3
Foreign earnings not permanently reinvested	3.4	6.8	10.7
Tax settlements and related adjustments	—	—	(3.6)
Goodwill impairment	3.4	—	—
Valuation allowance	(2.3)	(0.3)	1.4
Venezuela devaluation and inflationary adjustments and tax exempt income	(1.5)	5.9	(5.4)
Foreign dividends	1.3	0.9	7.7
Non-deductible transaction costs	—	3.1	—
Other	(0.8)	0.6	(1.0)

Reported income tax rate	38.0%	53.5%	46.2%

Foreign pre-tax income was approximately $250, $115, and $218 for 2011, 2010 and 2009, respectively.

Deferred tax assets (liabilities) at December 31, 2011 and 2010 are comprised of the following:

(in millions)	2011	2010
Intangibles	$(370.8)	$(375.6)
Goodwill	(110.1)	(92.6)
Financial reporting amount of a subsidiary in excess of tax basis	(71.6)	(71.6)
Foreign earnings not permanently reinvested	(45.6)	(38.1)
Property and equipment	(13.4)	(14.8)
Other	(6.9)	(6.6)

Gross deferred tax liabilities	(618.4)	(599.3)

Net operating loss	40.0	73.2
Accounts receivable allowances	13.3	14.7
Inventory valuation	56.7	51.8
Pension and postretirement	41.5	43.0
Stock-based compensation	17.9	10.1
Other compensation and benefits	21.2	19.7
Operating reserves	60.6	57.9
Other	79.9	72.2

Gross deferred tax assets	331.1	342.6

Valuation allowance	(26.9)	(35.3)

Net deferred tax liability	$(314.2)	(292.0)

The Company continually reviews the adequacy of the valuation allowance. A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that a deferred tax asset will not be realized. This assessment is based on an evaluation of the level of historical taxable income and projections for future taxable income. During 2011, the Company’s valuation allowance decreased by $8.4 principally due to the ability to recognize certain foreign losses for which a valuation allowance was previously established. During 2010, the Company’s valuation allowance was increased by $3.2 principally due to the inability to benefit from certain foreign losses attributable to the Company’s 2010 acquisitions. During 2009, the Company’s valuation allowance increased $4.1 due to the inability to benefit from certain state and foreign losses.

At December 31, 2011, the Company had net operating losses (“NOLs”) of approximately $935 for domestic tax purposes, none of which are reflected in the consolidated financial statements. In 2011, the Company utilized approximately $8 of these previously unrecognized U.S. federal NOLs in its consolidated financial statements. Additionally, approximately $784 of these domestic NOLs are subject to varying limitations on their use under Section 382 of the Internal Revenue Code of 1986, as amended.

Deferred tax assets relating to tax benefits of employee equity compensation awards have been reduced by approximately $1.2 to reflect exercises whereby the book expenses exceeds tax deductions that can be claimed. Certain vested and exercised employee equity compensation awards have resulted in tax deductions in excess of previously recorded tax benefits based on the value of such equity compensation awards at the time of grant (“windfalls”). Although the additional tax benefit for windfalls is reflected in the tax return NOL carryforwards, the additional tax benefit associated with the windfalls is not recognized for financial statement purposes until the deduction reduces taxes payable as recorded on the Company’s financial statements with an offset to additional paid-in-capital. Windfall tax benefits of $3.0 were recognized in 2011. Windfall tax benefits of $33 are not reflected in deferred tax assets.

The Company has also accumulated or acquired through acquisitions approximately $111 of foreign NOLs. Of the total foreign NOLs, approximately $1 will expire in 2012. Approximately $35 of the foreign NOLs will expire in years subsequent to 2012, and approximately $75 have an unlimited life.

The Company and/or its subsidiaries are subject to federal, state and foreign income tax audits. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations.

Generally, the Company intends to indefinitely reinvest undistributed earnings of certain of its foreign subsidiaries outside the U.S. As a result, the Company has not provided for U.S. income taxes on undistributed foreign earnings of approximately $957 at December 31, 2011. The Company intends to permanently reinvest these earnings in the future growth of its foreign businesses. Determination of the amount of unrecognized deferred U.S. income liability is not practicable because of the complexities associated with its hypothetical calculation. In 2011, 2010 and 2009, the Company recorded a deferred tax charge (benefit) of $7.5, ($2.4) and $23.7, respectively, related to profits that were deemed not to be permanently reinvested outside of the United States.

The following table sets forth the details and the activity related to unrecognized tax benefit as of and for the years ended December 31, 2011 and 2010:

(in millions)	2011	2010
Unrecognized tax benefits, January 1,	$55.7	$51.5
Increases (decreases):
Acquisitions	—	1.8
Tax positions taken during the current period	3.4	3.3
Tax positions taken during a prior period	(0.1)	(1.3)
Settlements with taxing authorities	(0.2)	(1.9)
Other	(1.0)	2.3

Unrecognized tax benefits, December 31,	$57.8	$55.7

During 2011 and 2010, the change in the unrecognized tax benefits primarily relates to the expiration of certain statutes of limitations, the redetermination of required reserves, and tax settlements made during the year. In 2011 and 2010, the decrease in unrecognized tax benefits due to expiring statutes was $0.3 and $0.6, respectively. At December 31, 2011, the amount of gross unrecognized tax benefits that, if recognized, would affect the reported tax rate is $56.4. The Company has indemnification for $1.4 of the gross unrecognized tax benefit from the sellers of acquired companies.

The Company conducts business globally and, as a result, the Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various state, local, and foreign jurisdictions. In the normal course of business, the Company or its subsidiaries are subject to examination by tax authorities throughout the world, including such major jurisdictions as Canada, France, Germany, Hong Kong, Japan, Mexico, Venezuela, the United Kingdom and the U.S. As of December 31, 2011, the Company remains subject to examination by federal and state tax authorities for the tax years 2005 to 2011. At December 31, 2011, certain of the Company’s more significant foreign jurisdictions remain subject to examination for various tax years between 2000 and 2011. At December 31, 2011, the Company believes it has no material tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits may significantly change within twelve months.

The Company classifies all interest expense and penalties on uncertain tax positions as income tax expense. The provision for income taxes 2011 and 2010 includes tax-related interest expense of $1.1. As of December 31, 2011 and 2010, the liability for tax-related interest expense was $5.2 and $4.1, respectively.

13. Stockholders’ Equity and Share-Based Awards

The Company maintains the 2009 Stock Incentive Plan and the Amended and Restated 2003 Stock Incentive Plan, as amended, which allows for grants of stock options, restricted stock and short-term cash awards. At December 31, 2011, there were approximately 2.4 million share-based awards collectively available for grant under these stock plans.

Stock Options

A summary of the Company’s stock option activity in 2011 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Total Intrinsic Value (in millions)
Options outstanding, beginning of year	2,529.3	$20.33
Granted	—	—
Exercised	(990.2)	15.09
Cancelled	(46.3)	21.69

Options outstanding, end of year(1)	1,492.8	$23.59	2.6	$10.6

Options exercisable, end of year	1,318.8	$23.76	2.3	$9.2

(1) - Approximates the options vested and expected to vest

The weighted average per share grant date fair value of options granted and the total intrinsic value of options exercised for 2011, 2010 and 2009 are as follows:

	Weighted Average Per Share Grant Date Fair Value	Total Intrinsic Value of Options Exercised (in millions)
2011	$—	$18.4
2010	16.89	9.4
2009	9.91	18.6

The weighted average assumptions used to determine the fair value of options granted in 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Expected volatility	—	60.7%	58.3%
Risk-free interest rates	—	2.3%	2.3%
Expected life (in years)	—	4.5	4.5

The Company does not use cash to settle any of its options or restricted share awards and when available issues shares from its treasury stock instead of issuing new shares. The common stock options granted during 2011, 2010 and 2009, vest ratably over the explicit service period typically 3 to 4 years and generally have a contractual term of 7 years.

Restricted Shares of Common Stock

The Company issues restricted share awards whose restrictions lapse upon either the passage of time (service vesting), achieving performance targets, attaining Company common stock price thresholds or some combination of these restrictions. The contractual life is generally 7 years for those restricted shares with performance targets, common stock price thresholds or some combination thereof. For those restricted share awards with common stock price thresholds, the fair values were determined using a Monte Carlo simulation embedded in a lattice model. The fair value for all other restricted share awards were based on the closing price of the Company’s common stock on the dates of grant.

A summary of the Company’s restricted share activity for 2011 is as follows:

Shares (in thousands)
Outstanding as of December 31, 2010	3,422.6
Granted	1,246.8
Released/Vested	(487.1)
Cancelled	(209.6)

Outstanding as of December 31, 2011	3,972.7

The total fair value of restricted shares granted and total fair value of restricted shares vested for 2011, 2010 and 2009 is as follows:

(in millions)	2011	2010	2009
Total fair value of restricted shares granted	$36.0	$73.9	$36.1
Total fair value of restricted shares vested	14.5	19.5	30.0

For those restricted awards with common stock price thresholds, the weighted average grant date fair values of these awards were $29.50, $30.72 and $10.99 for 2011, 2010 and 2009, respectively, based on the following assumptions:

	2011	2010	2009
Expected volatility	44.0%	49.4%	50.4%
Risk-free interest rates	2.2%	2.6%	1.4%
Derived service periods (in years)	0.2	0.1	0.2

For all other restricted share awards, the weighted average grant date fair values were $28.55, $31.00 and $24.08 for the years ended December 31, 2011, 2010 and 2009, respectively.

As part of the restricted share awards granted in 2011, in January 2011, the Board authorized an annual grant of approximately 0.4 million restricted share awards to certain executive officers. These awards had an aggregate grant date fair value of $11.7 and vested during the first three months of 2011 when the Company’s weighted average share price exceeded certain thresholds. In 2011, the Company also granted approximately 0.8 million restricted share awards with an aggregate grant date fair value of $24.3 that cliff vest upon the achievement of certain performance targets.

Additionally, in January 2010, the Board authorized a grant of approximately 1.4 million restricted share awards to certain executive officers. These awards, which had an aggregate grant date fair value of $44.8, have a 5-year contractual life and their restrictions lapse if and when the Company achieves certain performance targets. The Company is currently not recognizing compensation expense on these awards as the achievement of the performance targets is improbable.

As of December 31, 2011, there was $31.5 of unrecognized compensation cost related to non-vested share-based awards. Those costs are expected to be recognized through 2014 over a weighted-average period of approximately 14 months.

Stockholders’ Equity

In August 2011, the Board authorized a new stock repurchase program that would allow the Company to repurchase up to $500 of its common stock (the “Stock Repurchase Program”). During August 2011, the Company completed its prior $150 stock repurchase program that was authorized in November 2007 and increased in March 2010. During 2011 and 2010, the Company repurchased approximately 2.5 million and 1.4 million shares, respectively, of its common stock under these stock repurchase programs at a per share average price of $30.42 and $29.62, respectively. There were no shares repurchased in 2009.

Cash dividends paid to stockholders in 2011, 2010 and 2009 were $30.1, $28.7 and $6.6, respectively. In January 2012, the Company announced that the Board had decided to suspend the Company’s dividend program following the dividend paid on January 31, 2012.

In 2009, the Company completed an equity offering of 12.0 million newly-issued shares of common stock at $17.50 per share. The net proceeds to the Company were $203.

At December 31, 2011, the Company had a common stock warrant (the “Warrant”) outstanding that grants the holder the right to purchase approximately 2.2 million shares of Jarden common stock at an initial exercise price of $45.32 per share (subject to adjustment as provided therein). The Warrant must be exercised in full and expires on March 31, 2012. The Company has the option to require the holder to exercise the Warrant if the closing price of Jarden’s common stock exceeds $50.99 per share (subject to equitable adjustment for certain transactions) for a period of three consecutive trading days. If the holder of the Note, (see Note 9) causes Jarden to redeem the Note, then the threshold price for the right of mandatory exercise of the Warrant will be reduced from the aforementioned $50.99 per share to $45.32 per share.

Subsequent Event

On January 26, 2012, the Company commenced a “modified Dutch auction” self-tender offer (the “Offer”) to purchase up to $500 in value of its common stock. The repurchase of shares of common stock under the Offer is being made pursuant to the Stock Repurchase Program, pursuant to which the Company is authorized to repurchase up to $500 aggregate amount of outstanding shares of common stock at prevailing market prices or in privately-negotiated transactions. On January 23, 2012, the Board authorized an increase in the then available repurchase capacity of the Stock Repurchase Program to $500. The Offer is not conditioned upon any minimum number of shares being tendered, but is subject to the satisfaction of certain conditions, as specified in the Offer, including the successful completion of additional debt under the Facility. The Company expects to fund the Offer from a combination of cash on hand and new debt.

14. Earnings Per Share Calculation

A computation of the weighted average shares outstanding for 2011, 2010 and 2009 is as follows:

(in millions)	2011	2010	2009
Weighted average shares outstanding:
Basic	88.1	89.0	84.1
Dilutive share-based awards	0.5	0.8	0.7

Diluted	88.6	89.8	84.8

Stock options and warrants to purchase approximately 2.4 million, 2.4 million and 2.9 million shares of the Company’s common stock at December 31, 2011, 2010 and 2009 had exercise prices that exceeded the average market price of the Company’s common stock for the three months ended December 31, 2011, 2010 and 2009, respectively. As such, these share-based awards did not affect the computation of diluted earnings per share.

15. Employee Benefit Plans

The Company maintains defined benefit pension plans for certain of its employees and provides certain postretirement medical and life insurance benefits for a portion of its employees. At December 31, 2011, substantially all the domestic pension and postretirement plans are frozen to new entrants and to future benefit accruals. Benefit obligations are calculated using generally accepted actuarial methods. Actuarial gains and losses are amortized using the corridor method over the average remaining service life of its active employees. The pension and postretirement benefit obligations are measured as of December 31, for 2011 and 2010.

Net Periodic Expense

The components of net periodic pension and postretirement benefit expense for 2011, 2010 and 2009 are as follows:

	Pension Benefits
	2011			2010			2009
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$0.2	$1.9	$2.1	$0.2	$1.6	$1.8	$0.2	$0.9	$1.1
Interest cost	15.9	2.8	18.7	17.6	2.5	20.1	18.4	1.8	20.2
Expected return on plan assets	(15.6)	(1.4)	(17.0)	(13.6)	(1.2)	(14.8)	(12.5)	(0.9)	(13.4)
Amortization:
Net actuarial loss	3.2	—	3.2	3.3	—	3.3	4.8	—	4.8

Net periodic cost	3.7	3.3	7.0	7.5	2.9	10.4	10.9	1.8	12.7
Curtailments and settlements	1.6	—	1.6	1.9	(0.1)	1.8	0.5	0.1	0.6

Total expense	$5.3	$3.3	$8.6	$9.4	$2.8	$12.2	$11.4	$1.9	$13.3

Assumptions
Weighted average assumption used to calculate net periodic cost:
Discount rate	5.25%	4.78%	5.18%	5.79%	5.12%	5.69%	6.19%	5.57%	6.13%
Expected return on plan assets	8.00%	4.83%	7.63%	8.21%	5.16%	7.87%	8.18%	5.19%	7.94%
Rate of compensation increase	—	2.98%	2.98%	—	2.98%	2.98%	—	2.95%	2.95%

	Postretirement Benefits
(in millions)	2011	2010	2009
Service cost	$0.3	$0.3	$0.1
Interest cost	0.7	0.7	0.5
Amortization:
Prior service benefit	(0.8)	(0.8)	(0.8)
Net actuarial gain	(0.1)	—	(0.1)

Net periodic cost (credit)	0.1	0.2	(0.3)
Curtailments and settlements	(7.3)	—	—

Total expense (credit)	$(7.2)	$0.2	$(0.3)

Assumptions
Weighted average assumption used to calculate net periodic cost:
Discount rate	5.50%	5.96%	6.25%

The amount of AOCI expected to be recognized in net periodic benefit cost for the year ending December 31, 2012 is as follows:

	Pension Benefits
(in millions)	Domestic	Foreign	Total	Postretirement
Prior service cost	$—	$—	$—	$0.4
Net actuarial loss (gain)	7.0	(0.1)	6.9	0.1

	$7.0	$(0.1)	$6.9	$0.5

Funded Status

The following table provides a reconciliation of the benefit obligation, plan assets and the funded status of the pension and postretirement plans as of December 31, 2011 and 2010:

	Pension Benefits						Postretirement Benefits
	2011			2010			2011	2010
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Change in benefit obligation:
Benefit obligation at beginning of year	$313.1	$58.3	$371.4	$316.4	$35.1	$351.5	$15.3	$8.2
Acquisitions	—	—	—	—	21.9	21.9	—	6.2
Service cost	0.2	1.9	2.1	0.2	1.6	1.8	0.3	0.3
Interest cost	15.9	2.8	18.7	17.6	2.5	20.1	0.7	0.7
Curtailments and settlements	(1.7)	(0.2)	(1.9)	(15.9)	(0.4)	(16.3)	—	—
Amendments	—	—		—	0.3	0.3	(8.1)	—
Actuarial loss (gain)	27.8	2.7	30.5	18.0	0.7	18.7	—	0.6
Participant contributions	—	—	—	—	—	—	0.4	0.5
Benefits paid	(21.0)	(3.1)	(24.1)	(23.2)	(3.0)	(26.2)	(0.8)	(1.2)
Foreign currency translation and other	—	(1.5)	(1.5)	—	(0.4)	(0.4)	—	—

Benefit obligation at end of year(1)	334.3	60.9	395.2	313.1	58.3	371.4	7.8	15.3

Change in plan assets:
Fair value of plan assets at beginning of year	$221.6	$29.3	$250.9	$204.3	$20.2	$224.5	$—	$—
Acquisitions	—	—	—	—	7.6	7.6	—	—
Actual return on plan assets	9.5	1.3	10.8	16.4	1.8	18.2	—	—
Company contributions	26.2	3.8	30.0	40.0	3.3	43.3	0.4	0.7
Settlements	(1.7)	(0.2)	(1.9)	(15.9)	(0.2)	(16.1)	—	—
Participant contributions	—	—	—	—	—	—	0.4	0.5
Benefits paid	(21.0)	(3.1)	(24.1)	(23.2)	(3.0)	(26.2)	(0.8)	(1.2)
Foreign currency translation and other	—	(0.9)	(0.9)	—	(0.4)	(0.4)	—	—

Fair value of plan assets at end of year	234.6	30.2	264.8	221.6	29.3	250.9	—	—

Net (liability) recognized in the consolidated balance sheet	$(99.7)	$(30.7)	$(130.4)	$(91.5)	$(29.0)	$(120.5)	$(7.8)	$(15.3)

Assumptions
Weighted average assumption used to calculate benefit obligation:
Discount rate	4.50%	4.30%	4.47%	5.25%	4.78%	5.18%	4.40%	5.50%
Rate of compensation increase	—	2.51%	2.51%	—	2.98%	2.98%	—	—
Healthcare cost trend rate:
Current:
Pre-Age 65	—	—	—	—	—	—	7.00%	7.50%
Post-Age 65	—	—	—	—	—	—	7.00%	7.50%
Ultimate	—	—	—	—	—	—	4.50%	4.50%

(1)	The accumulated benefit obligation for all defined benefit pension plans was $390 and $367 at December 31, 2011 and 2010, respectively.

Amounts recognized in the Company’s consolidated balance sheets at December 31, 2011 and 2010 consist of:

	Pension Benefits		Postretirement Benefits
(in millions)	2011	2010	2011	2010
Other assets	$2.4	$1.5	$—	$—
Accrued benefit cost	(132.8)	(122.0)	(7.8)	(15.3)

Net amount recognized	$(130.4)	$(120.5)	$(7.8)	$(15.3)

Summary of under-funded or non-funded pension benefit plans with projected benefit obligation in excess of plan assets at December 31, 2011 and 2010:

	Pension Benefits
(in millions)	2011	2010
Projected benefit obligation	$383.5	$350.8
Fair value of plan assets	250.7	228.8

Summary of pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2011 and 2010:

	Pension Benefits
(in millions)	2011	2010
Accumulated benefit obligation	$379.3	$343.8
Fair value of plan assets	250.7	224.6

The Company employs a total return investment approach for its pension plans whereby a mix of equities and fixed income investments are used to maximize the long-term return of pension plan assets. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and the Company’s financial condition. The domestic investment portfolios contain a diversified blend of equity and fixed-income investments. The domestic equity investments are diversified across geography and market capitalization through investments in U.S. large-capitalization stocks, U.S. small-capitalization stocks and international securities. The domestic fixed income investments are primarily comprised of investment-grade and high-yield securities through investments in corporate and government bonds, government agencies and asset-backed securities. The Level 1 and Level 2 investments are primarily based upon quoted market prices and the classification between Level 1 and Level 2 is based upon the valuation frequency of the investments. The domestic Level 3 investments are primarily comprised of hedge fund of funds whose assets are primarily valued based upon the net asset value per share and an insurance contract valued at contract value. The Company maintains numerous foreign defined benefit pension plans. The asset allocations for the foreign investment may vary by plan and jurisdiction and are primarily based upon the plan structure and plan participant profile. The foreign Level 3 investments are primarily comprised of insurance contracts valued at contract value. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The expected long-term rate of return for plan assets is based upon many factors, including expected asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the Company’s defined benefit pension plan’s investments. The Company’s target asset allocation for 2011 and 2010 is as follows: equities—45%-60%; bonds—25%-40%; and cash alternatives investments and other—0%-30%. Actual asset allocations may vary from the targeted allocations for various reasons, including market conditions and the timing of transactions.

The composition of domestic pension plan assets at December 31, 2011 and 2010 is as follows:

	Fair Value Measurements of Plan Assets—Domestic Plans
(in millions)	December 31, 2011
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities and funds:
Domestic	$7.3	$31.7	$—	$39.0
International	—	41.2	—	41.2
Fixed income securities and funds:
Investment-grade	60.7	—	—	60.7
High-yield	—	12.3	—	12.3
Alternative Investments	22.5	42.8	12.0	77.3
Cash and other	2.8	—	1.3	4.1

Total	$93.3	$128.0	$13.3	$234.6

	Fair Value Measurements of Plan Assets—Domestic Plans
(in millions)	December 31, 2010
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities and funds:
Domestic	$46.0	$—	$—	$46.0
International	16.7	17.3	—	34.0
Fixed income securities and funds:
Investment-grade	35.9	6.5	—	42.4
High-yield	0.2	11.7	—	11.9
Alternative Investments	21.0	34.6	13.6	69.2
Cash and other	16.7	—	1.4	18.1

Total	$136.5	$70.1	$15.0	$221.6

The composition of foreign pension plan assets at December 31, 2011 and 2010 is as follows:

	Fair Value Measurements of Plan Assets—Foreign Plans
(in millions)	December 31, 2011
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities and funds	$5.1	$—	$—	$5.1
Fixed income securities and funds	8.9	—	—	8.9
Cash and other	0.9	—	15.3	16.2

Total	$14.9	$—	$15.3	$30.2

	Fair Value Measurements of Plan Assets—Foreign Plans
(in millions)	December 31, 2010
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities and funds	$5.6	$—	$—	$5.6
Fixed income securities and funds	7.6	—	—	7.6
Cash and other	0.8	—	15.3	16.1

Total	$14.0	$—	$15.3	$29.3

The activity for Level 3 pension plan assets for 2011 and 2010 is as follows:

	Level 3 Pension Plan Assets
(in millions)	Domestic Plans	Foreign Plans
Balance, December 31, 2009	7.8	7.7
Actual return on plan assets:
Relating to assets held at year-end	0.2	0.7
Purchases, sales, settlements and other, net	7.0	6.9

Balance, December 31, 2010	$15.0	$15.3
Actual return on plan assets:
Relating to assets held at year-end	(0.2)	0.5
Purchases, sales, settlements and other, net	8.3	(0.5)
Transfers in/(out)	(9.8)	—

Balance, December 31, 2011	$13.3	$15.3

Domestic Contributions

In 2012, the Company expects to make cash contributions of approximately $16 and $0.7 to its domestic pension and postretirement plans, respectively. These contributions are for both funded and unfunded plans and are net of participant contributions.

Foreign Contributions

The Company funds its pension plans in amounts consistent with applicable laws and regulations and expects to make cash contributions of approximately $4 in 2012.

Information about the expected benefit payments for the Company’s pension and postretirement plans are as follows:

Years Ending December 31,	Pension Plans	Postretirement Plans
	(in millions)
2012	$26.8	$0.7
2013	25.7	0.6
2014	25.1	0.6
2015	24.4	0.6
2016	25.1	0.5
Next 5 years	127.9	2.5

Total	$255.0	$5.5

The current healthcare cost trend rate gradually declines through 2022 to the ultimate trend rate and remains level thereafter. A one percentage point change in assumed healthcare cost trend rates would not have a material effect on the postretirement benefit obligation or the service and interest cost components of postretirement benefit costs.

The Company sponsors a defined contribution savings plan for substantially all of its U.S. employees. Under provisions for this plan, employees may contribute a percentage of eligible compensation on both a before-tax basis and after-tax basis. The Company generally matches a percentage of a participating employee’s before-tax contributions. For 2011, 2010 and 2009, the defined contribution savings plan expense was $4.9, $5.5 and $5.7, respectively.

16. Reorganization Costs

The Company did not incur any reorganization costs in 2010. Reorganization costs for 2011 and 2009 are as follows:

	2011
(in millions)	Employee Terminations	Other Charges	Impairment	Total
Outdoor Solutions	$5.6	$7.9	$—	$13.5
Consumer Solutions	—	2.1	—	2.1
Branded Consumables	3.4	3.0	—	6.4
Process Solutions	1.0	0.4	—	1.4

	$10.0	$13.4	$—	$23.4

	2009
(in millions)	Employee Terminations	Other Charges	Impairment	Total
Outdoor Solutions	$23.5	$20.8	$4.2	$48.5
Consumer Solutions	2.9	0.9	—	3.8

	$26.4	$21.7	$4.2	$52.3

Outdoor Solutions Segment Reorganization Costs

During 2011, the Company initiated a plan to consolidate certain international manufacturing processes within the Outdoor Solutions segment. This plan primarily consists of a facility consolidation in the Far East. During 2011, the Company also initiated a plan to rationalize the overall cost structure of the Outdoor Solutions segment through headcount reductions. Reorganization costs for 2011 relate to these plans.

In 2009, the Company initiated plans to rationalize the overall cost structure of the Outdoor Solutions segment through headcount reductions and facility consolidation. These plans consist of restructuring the Company’s domestic and European paintball operations, realigning distribution and warehouse facilities both domestically and in Europe, rationalizing manufacturing operations in the Far East and integrating various 2009 tuck-in acquisitions. Employee termination charges for 2009 primarily relate to the implementation of these plans.

For 2011, other charges are primarily comprised of contract termination fees. For 2009, other charges include lease and moving costs ($6.2), contract termination fees ($4.3), professional fees ($4.0) and other costs ($6.3). The impairment charges recorded in 2009 relate to the write-down of certain fixed assets.

Consumer Solutions Segment Reorganization Costs

During 2009, the Company initiated plans to rationalize the overall cost structure of the Consumer Solutions segment primarily through headcount reductions. Employee termination charges for 2009 primarily relate to these plans. For 2011, other costs relate to lease terminations.

Branded Consumables Segment Reorganization Costs

During 2011, the Company initiated a plan to consolidate certain manufacturing processes within the Branded Consumables segment. This plan includes headcount reduction and facility consolidation. During 2011, the Company also initiated a plan to rationalize the overall cost structure of the Branded Consumables segment through headcount reductions. Reorganization costs for 2011 relate to these plans. For 2011, other costs are primarily comprised of moving costs.

Accrued reorganization costs activity for 2011 and 2010 are as follows:

(in millions)	Accrual Balance at December 31, 2010	Reorganization Costs	Payments	Foreign Currency and Other	Accrual Balance at December 31, 2011
Severance and other employee-related(1)	$0.5	$10.0	$(3.0)	$(0.2)	$7.3
Other costs(2)	9.5	13.4	(12.7)	(0.3)	9.9

Total	$10.0	$23.4	$(15.7)	$(0.5)	$17.2

(in millions)	Accrual Balance at December 31, 2009	Reorganization Costs	Payments	Foreign Currency and Other	Accrual Balance at December 31, 2010
Severance and other employee-related	$10.7	$—	$(9.9)	$(0.3)	$0.5
Other costs	18.7	—	(10.0)	0.8	9.5

Total	$29.4	$—	$(19.9)	$0.5	$10.0

(1)	For 2011, the total headcount underlying these costs is approximately 330. At December 31, 2011, approximately 65 employees have not been terminated under the plans. Substantially all of the amounts accrued at December 31, 2011 for severance and other employee-related will be paid in 2012.
(2)	Amounts accrued at December 31, 2011 for other costs (principally lease costs) are expected to be paid through 2015.

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

The Consumer Solutions segment manufactures or sources, markets, and distributes a diverse line of household products, including kitchen appliances and home environment products. This segment maintains a strong portfolio of globally-recognized brands including Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam®, skybar® and Villaware®. The principal products in this segment include: clippers and trimmers for professional use in the beauty and barber and animal categories; electric blankets, mattress pads and throws; household kitchen appliances, such as blenders, coffeemakers, irons, mixers, slow cookers, toasters, toaster ovens and vacuum packaging machines; home environment products, such as air purifiers, fans, heaters and humidifiers; products for the hospitality industry; and scales for consumer use.

The Branded Consumables segment manufactures or sources, markets and distributes a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples, including arts and crafts paint brushes, brooms, brushes, buckets, children’s card games, clothespins, collectible tins, condoms, cord, rope and twine, dusters, dust pans, feeding bottles, fencing, fire extinguishing products, firelogs and firestarters, home canning jars and accessories, kitchen matches, mops, other craft items, pacifiers, plastic cutlery, playing cards and accessories, rubber gloves and related cleaning products, safes, security cameras, security doors, smoke and carbon monoxide alarms, soothers, sponges, storage organizers and workshop accessories, teats, toothpicks, window guards and other accessories. This segment markets our products under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, Billy Boy®, BRK®, Crawford®, Diamond®, Dicon®, Fiona®, First Alert®, First Essentials®, Hoyle®, Java-Log®, KEM®, Kerr®, Lehigh®, Lillo®, Loew-Cornell®, Mapa®, NUK®, Pine Mountain®, Quickie Green Cleaning®, Quickie Home-Pro®, Quickie Microban®, Quickie Original®, Quickie Professional®, Spontex®, Tigex® and Wellington® brand names, among others.

The Process Solutions segment manufactures, markets and distributes a wide variety of plastic products including closures, contact lens packaging, medical disposables, plastic cutlery and rigid packaging. Many of these products are consumable in nature or represent components of consumer products. This segment’s materials business produces specialty nylon polymers, conductive fibers and monofilament used in various products, including woven mats used by paper producers and weed trimmer cutting line, as well as fiberglass radio antennas for marine, citizen band and military applications. This segment is also the largest North American producer of niche products fabricated from solid zinc strip and is the sole source supplier of copper-plated zinc penny blanks to the United States Mint and a major supplier to the Royal Canadian Mint, as well as a supplier of brass, bronze and nickel-plated finishes on steel and zinc for coinage to other international markets. In addition, the Company manufactures a line of industrial zinc products marketed globally for use in the architectural, automotive, construction, electrical component and plumbing markets.

Segment information as of and for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$2,772.1	$1,880.3	$1,734.4	$351.2	$(58.1)	$6,679.9	$—	$6,679.9

Segment earnings (loss)	344.6	274.7	237.9	37.7	—	894.9	(104.1)	790.8
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	—	—	(6.9)	—	—	(6.9)	—	(6.9)
Reorganization costs	(13.5)	(2.1)	(6.4)	(1.4)		(23.4)	—	(23.4)
Acquisition-related and other costs(1)	7.1	(4.8)	(10.8)	(2.0)	—	(10.5)	(10.9)	(21.4)
Impairment of goodwill, intangibles and other assets	—	—	(52.5)	—	—	(52.5)	—	(52.5)
Depreciation and amortization	(61.8)	(31.1)	(55.9)	(12.4)	—	(161.2)	(2.5)	(163.7)

Operating earnings (loss)	$276.4	$236.7	$105.4	$21.9	$—	$640.4	$(117.5)	$522.9

Other segment data:
Total assets	$2,810.3	$1,855.9	$1,801.8	$186.9	$—	$6,654.9	$461.8	$7,116.7
Capital expenditures	61.4	23.2	31.6	8.6	—	124.8	2.1	126.9

	2010
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$2,518.7	$1,869.6	$1,345.3	$342.7	$(53.6)	$6,022.7	$—	$6,022.7

Segment earnings (loss)	300.9	266.2	195.0	37.1	—	799.2	(89.1)	710.1
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	(2.1)	—	(25.3)	—	—	(27.4)	—	(27.4)
Acquisition-related and other costs(2)	(7.4)	(4.0)	(3.4)	—	—	(14.8)	(27.5)	(42.3)
Venezuela hyperinflationary and devaluation charges (see Note 1)	—	—	—	—	—	—	(70.6)	(70.6)
Impairment of goodwill and intangibles	(0.7)	(0.7)	(18.3)	—	—	(19.7)	—	(19.7)
Depreciation and amortization	(62.1)	(28.1)	(39.0)	(12.1)	—	(141.3)	(1.5)	(142.8)

Operating earnings (loss)	$228.6	$233.4	$109.0	$25.0	$—	$596.0	$(188.7)	$407.3

Other segment data:
Total assets	$2,785.4	$1,818.6	$1,897.1	$200.5	$—	$6,701.6	$391.4	$7,093.0
Capital expenditures	48.0	24.3	30.7	7.5	—	110.5	27.0	137.5

	2009
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$2,311.8	$1,835.9	$792.1	$262.6	$(49.8)	$5,152.6	$—	$5,152.6

Segment earnings (loss)(3)	277.6	280.5	104.0	30.3	—	692.4	(86.7)	605.7
Adjustments to reconcile to reported operating earnings (loss):
Reorganization costs(3)	(48.5)	—	—	—	—	(48.5)	—	(48.5)
Impairment of goodwill and intangibles	(0.8)	—	(22.1)	—	—	(22.9)	—	(22.9)
Other(4)	—	9.2	—	—	—	9.2	(26.3)	(17.1)
Depreciation and amortization	(66.7)	(29.3)	(21.9)	(11.6)	—	(129.5)	(0.8)	(130.3)

Operating earnings (loss)	$161.6	$260.4	$60.0	$18.7	$—	$500.7	$(113.8)	$386.9

Other segment data:
Capital expenditures	44.0	29.0	27.2	7.0	—	107.2	0.2	107.4

(1)	Consolidated amount is net of gain on the sale of certain domestic assets recorded in the Outdoor Solutions segment.
(2)	Comprised of $52.4 of acquisition-related and other charges, which primarily relate to acquisitions (see Note 3) and a $10.1 mark-to-market gain associated with the Company’s Euro-denominated debt and intercompany loans.
(3)	Segment Earnings for the Consumer Solutions segment includes reorganization costs of $3.8 (see Note 16).
(4)	Consolidated amount of $17.1 represents executive stock compensation resulting from a strategic review of executive long-term incentive compensation.

Note: Intersegment sales are recorded at cost plus an agreed upon profit.

Geographic Information

Geographic information as of and for the years ended December 31, 2011, 2010 and 2009 is as follows:

(in millions)	Domestic	International	Total
2011
Net sales	$4,082.7	$2,597.2	$6,679.9
Long-lived assets	309.9	306.0	615.9

2010
Net sales	$3,830.4	$2,192.3	$6,022.7
Long-lived assets	333.1	325.8	658.9

2009
Net sales	$3,538.0	$1,614.6	$5,152.6

18. Accumulated Other Comprehensive Income (Loss)

The components of AOCI at December 31, 2011 and 2010 are as follows:

(in millions)	2011	2010
Foreign currency translation adjustment	$4.0	$29.4
Derivative financial instruments and other, net	1.1	(12.2)
Accrued benefit costs, net	(61.8)	(42.0)

Total accumulated other comprehensive income (loss)	$(56.7)	$(24.8)

19. Condensed Consolidating Financial Data

The Company’s Senior Notes and Senior Subordinated Notes (see Note 9) are fully guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The guarantees of the Guarantor Subsidiaries are subject to release only in certain limited circumstances. The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these notes. Presented below is the condensed consolidating financial data of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis as of and for the years ended December 31, 2011, 2010 and 2009.

Condensed Consolidating Results of Operations

	Year Ended December 31, 2011
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,906.0	$2,917.2	$(143.3)	$6,679.9
Costs and expenses	95.6	3,507.9	2,696.8	(143.3)	6,157.0

Operating (loss) earnings	(95.6)	398.1	220.4	—	522.9
Other expense, net	61.4	224.8	32.0	—	318.2
Equity in the income of subsidiaries	361.7	182.8	—	(544.5)	—

Net income (loss)	$204.7	$356.1	$188.4	$(544.5)	$204.7

	Year Ended December 31, 2010
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,689.1	$2,452.5	$(118.9)	$6,022.7
Costs and expenses	126.3	3,273.3	2,334.7	(118.9)	5,615.4

Operating (loss) earnings	(126.3)	415.8	117.8	—	407.3
Other expense, net	57.0	169.2	74.4	—	300.6
Equity in the income of subsidiaries	290.0	37.8	—	(327.8)	—

Net income (loss)	$106.7	$284.4	$43.4	$(327.8)	$106.7

	Year Ended December 31, 2009
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,395.0	$1,890.7	$(133.1)	$5,152.6
Costs and expenses	114.3	3,057.0	1,727.5	(133.1)	4,765.7

Operating (loss) earnings	(114.3)	338.0	163.2	—	386.9
Other expense, net	13.7	186.8	57.7	—	258.2
Equity in the income of subsidiaries	256.7	102.6	—	(359.3)	—

Net income (loss)	$128.7	$253.8	$105.5	$(359.3)	$128.7

Condensed Consolidating Balance Sheets

	As of December 31, 2011
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$359.0	$995.9	$2,140.0	$(1.4)	$3,493.5
Investment in subsidiaries	5,688.8	1,748.1	—	(7,436.9)	—
Non-current assets	114.5	4,003.9	914.0	(1,409.2)	3,623.2

Total assets	$6,162.3	$6,747.9	$3,054.0	$(8,847.5)	$7,116.7

Liabilities and stockholders’ equity
Current liabilities	$260.8	$589.0	$614.1	(0.2)	$1,463.7
Non-current liabilities	3,989.5	507.0	654.9	(1,410.4)	3,741.0
Stockholders’ equity	1,912.0	5,651.9	1,785.0	(7,436.9)	1,912.0

Total liabilities and stockholders’ equity	$6,162.3	$6,747.9	$3,054.0	$(8,847.5)	$7,116.7

	As of December 31, 2010
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$314.6	$998.6	$2,067.6	$(10.0)	$3,370.8
Investment in subsidiaries	5,340.3	1,739.8	93.4	(7,173.5)	—
Non-current assets	153.7	3,768.8	1,015.1	(1,215.4)	3,722.2

Total assets	$5,808.6	$6,507.2	$3,176.1	$(8,398.9)	$7,093.0

Liabilities and stockholders’ equity
Current liabilities	$217.4	$588.5	$878.0	$(6.7)	$1,677.2
Non-current liabilities	3,770.7	504.3	539.0	(1,218.7)	3,595.3
Stockholders’ equity	1,820.5	5,414.4	1,759.1	(7,173.5)	1,820.5

Total liabilities and stockholders’ equity	$5,808.6	$6,507.2	$3,176.1	$(8,398.9)	$7,093.0

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2011
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities, net	$(128.8)	$407.4	$148.5	$427.1
Financing activities:
Net change in short-term debt	—	—	1.0	1.0
(Payments on) proceeds from intercompany transactions	377.8	(302.3)	(75.5)	—
Proceeds from issuance of long-term debt	1,025.0	—	—	1,025.0
Payments on long-term debt	(1,110.6)	—	—	(1,110.6)
Issuance (repurchase) of common stock, net	(80.8)	—	—	(80.8)
Other	(31.3)	—	—	(31.3)

Net cash provided by (used in) financing activities	180.1	(302.3)	(74.5)	(196.7)

Investing activities:
Additions to property, plant and equipment	(2.1)	(108.5)	(16.3)	(126.9)
Acquisition of business, net of cash acquired and earnout payments	(0.9)	(12.5)	(1.0)	(14.4)
Other	—	24.2	4.0	28.2

Net cash used in investing activities	(3.0)	(96.8)	(13.3)	(113.1)

Effect of exchange rate changes on cash	—	—	(4.4)	(4.4)

Net increase in cash and cash equivalents	48.3	8.3	56.3	112.9
Cash and cash equivalents at beginning of year	287.1	15.5	392.8	695.4

Cash and cash equivalents at end of year	$335.4	$23.8	$449.1	$808.3

	Year Ended December 31, 2010
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities, net	$(196.8)	$414.8	$71.0	$289.0
Financing activities:
Net change in short-term debt	—	50.0	6.2	56.2
(Payments on) proceeds from intercompany transactions	239.2	(297.4)	58.2	—
Proceeds from issuance of long-term debt	786.1	—	—	786.1
Payments on long-term debt	(260.9)	—	—	(260.9)
Issuance (repurchase) of common stock, net	(42.8)	—	—	(42.8)
Other	(58.4)	—	—	(58.4)

Net cash provided by (used in) financing activities	663.2	(247.4)	64.4	480.2

Investing activities:
Additions to property, plant and equipment	(27.0)	(91.9)	(18.6)	(137.5)
Acquisition of business, net of cash acquired and earnout payments	(680.9)	(73.8)	(0.8)	(755.5)
Other	(9.3)	—	19.2	9.9

Net cash used in investing activities	(717.2)	(165.7)	(0.2)	(883.1)

Effect of exchange rate changes on cash	—	—	(18.1)	(18.1)

Net increase (decrease) in cash and cash equivalents	(250.8)	1.7	117.1	(132.0)
Cash and cash equivalents at beginning of year	537.9	13.8	275.7	827.4

Cash and cash equivalents at end of year	$287.1	$15.5	$392.8	$695.4

	Year Ended December 31, 2009
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities, net	$(62.4)	$503.5	$200.0	$641.1
Financing activities:
Net change in short-term debt	(132.0)	—	(21.6)	(153.6)
(Payments on) proceeds from intercompany transactions	401.6	(392.9)	(8.7)	—
Proceeds from issuance of long-term debt	292.2	—	—	292.2
Payments on long-term debt	(351.2)	—	—	(351.2)
Issuance (repurchase) of common stock, net	199.0	—	—	199.0
Other	(18.9)	—	—	(18.9)

Net cash provided by (used in) financing activities	390.7	(392.9)	(30.3)	(32.5)

Investing activities:
Additions to property, plant and equipment	(0.2)	(89.4)	(17.8)	(107.4)
Acquisition of business, net of cash acquired and earnout payments	(2.0)	(10.4)	(1.3)	(13.7)
Other	—	(4.9)	(4.6)	(9.5)

Net cash used in investing activities	(2.2)	(104.7)	(23.7)	(130.6)

Effect of exchange rate changes on cash	—	—	(43.4)	(43.4)

Net increase in cash and cash equivalents	326.1	5.9	102.6	434.6
Cash and cash equivalents at beginning of year	211.8	7.9	173.1	392.8

Cash and cash equivalents at end of year	$537.9	$13.8	$275.7	$827.4

The amounts reflected as proceeds (payments) from (to) intercompany transactions represent cash flows originating from transactions conducted between guarantor subsidiaries, non-guarantor subsidiaries and parent in the normal course of business operations.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Jarden Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Jarden Corporation and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York February 23, 2012

Supplementary Data

Selected Quarterly Financial Data (Unaudited)

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)	Total
2011
Net sales	$1,483.4	$1,673.8	$1,784.7	$1,738.0	$6,679.9
Gross profit	401.8	477.5	517.0	461.7	1,858.0
Net income as reported	19.0	73.9	90.7	21.1	204.7
Basic earnings per share(1)	0.21	0.83	1.03	0.24	2.33
Diluted earnings per share(1)	0.21	0.83	1.03	0.24	2.31
2010
Net sales	$1,189.1	$1,547.5	$1,601.9	$1,684.2	$6,022.7
Gross profit	309.1	411.6	457.9	460.2	1,638.8
Net income (loss) as reported	(59.0)	38.4	80.6	46.7	106.7
Basic earnings (loss) per share(1)	(0.66)	0.43	0.91	0.53	1.20
Diluted earnings (loss) per share(1)	(0.66)	0.43	0.90	0.52	1.19

(1)	Earnings per share calculations for each quarter are based on the weighted average number of shares outstanding for each period, and the sum of the quarterly amounts may not necessarily equal the annual earnings per share amounts.
(2)	The results of operations for the fourth quarter of 2011 include impairment charges of $52.5, primarily comprised of an impairment charge of $43.4 related to the impairment of goodwill and intangibles (see Note 6 to the consolidated financial statements); $17.2 of reorganization costs and $15.0 of acquisition-related and other costs, net.

The results of operations for the fourth quarter of 2010 include $27.8 of acquisition-related and other costs and a foreign currency gain of $7.5 related to the Venezuela devaluation (see Note 1 to the consolidated financial statements).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2011, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and the above criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by the Company’s independent auditor, PricewaterhouseCoopers LLP, an independent registered public accounting firm, and issued their audit report expressing an unqualified opinion on the Company’s internal control over financial reporting, as stated in their report which is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter ended December 31, 2011, there was no change in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding executive officers is included in Part I of this Annual Report on Form 10-K as permitted by General Instruction G(3).

Jarden Corporation has adopted a “Business Conduct and Ethics Policy” (“Code”) for all its employees, including its principal executive officer, principal financial officer and principal accounting officer. The Code is available on the Company’s Internet website at http://www.jarden.com, at the tab “Governance.”

Other information required by Item 10, including information regarding directors, membership and function of the audit committee, including the financial expertise of its members, and Section 16(a) compliance, appearing under the captions “Election of Directors,” “Information Regarding Board of Directors and Committees” and “Other Matters” of the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference. The Company intends to file its Proxy Statement with the Securities and Exchange Commission (the “Commission”) not later than 120 days after December 31, 2011.

Item 11.	Executive Compensation

The information required by Item 11 appearing under the captions “Information Regarding Board of Directors and Committees—Compensation of Directors” and “Executive Compensation” of the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference. The Company intends to file its Proxy Statement with the Commission not later than 120 days after December 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 appearing under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” of the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference. The Company intends to file its Proxy Statement with the Commission not later than 120 days after December 31, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 appearing under the captions “Information Regarding Board of Directors and Committees” and “Certain Relationships and Related Transactions” of the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference. The Company intends to file its Proxy Statement with the Commission not later than 120 days after December 31, 2011.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 appearing under the caption “Independent Registered Public Accounting Firm” of the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference. The Company intends to file its Proxy Statement with the Commission not later than 120 days after December 31, 2011.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

(1)	Financial Statements:

(2)	Financial Statement Schedule:

See Schedule II of this Form 10-K.

(3)	Exhibits:

Copies of exhibits incorporated by reference can be obtained from the Commission and are located in Commission File No. 001-13665.

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 15, 2005, and incorporated herein by reference).

3.4	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 17, 2011, and incorporated herein by reference).

3.5	Second Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 17, 2011, and incorporated herein by reference).

4.1	Base Indenture, dated February 13, 2007 (the “2007 Indenture”), between the Company and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference).

4.2	First Supplemental Indenture to the 2007 Indenture, dated February 13, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on February 16, 2007, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
4.3	Second Supplemental Indenture to the 2007 Indenture, dated February 14, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on February 16, 2007, and incorporated herein by reference).

4.4	Third Supplemental Indenture to the 2007 Indenture, dated May 11, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on July 31, 2007, and incorporated herein by reference).

4.5	Fourth Supplemental Indenture to the 2007 Indenture, dated July 6, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 5, 2007, and incorporated herein by reference).

4.6	Fifth Supplemental Indenture to the 2007 Indenture, dated December 7, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed on February 25, 2008, and incorporated herein by reference).

4.7	Sixth Supplemental Indenture to the 2007 Indenture, dated November 23, 2009 among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as successor Trustee (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K, filed on February 24, 2010, and incorporated herein by reference).

4.8	Seventh Supplemental Indenture to the 2007 Indenture, dated October 20, 2010 among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as successor Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on October 29, 2010 and incorporated herein by reference).

4.9	Base Indenture dated April 30, 2009 (the “2009 Indenture”), between the Company and The Bank of New York Mellon, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on May 6, 2009, and incorporated herein by reference).

4.10	First Supplemental Indenture to the 2009 Indenture, dated April 30, 2009, among the Company, the guarantors party thereto and The Bank of New York Mellon, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on May 6, 2009, and incorporated herein by reference).

4.11	Second Supplemental Indenture to the 2009 Indenture, dated November 23, 2009, among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as successor Trustee (filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K, filed on February 24, 2010, and incorporated herein by reference).

4.12	Third Supplemental Indenture to the 2009 Indenture, dated November 9, 2010, among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on November 15, 2010 and incorporated herein by reference).

4.13	Instrument of Resignation, Appointment and Acceptance, dated November 6, 2009, among the Company, The Bank of New York Mellon and Wells Fargo Bank, National Association (filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K, filed on February 24, 2010, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
4.14	Base Indenture dated January 20, 2010 (the “2010 Indenture”), between the Company and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on January 22, 2010 and incorporated herein by reference).

4.15	First Supplemental Indenture to the 2010 Indenture, dated January 20, 2010, among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 22, 2010 and incorporated herein by reference).

4.16	$100,000,000 Note due March 31, 2012 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on April 12, 2007 and incorporated herein by reference).

4.17	Warrant for 2,206,531 shares of common stock issued to Pure Fishing Holdings, LLC (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on April 12, 2007, and incorporated herein by reference).

†10.1	Form of Indemnification Agreement (filed as Exhibit 10.13 to the Company’s Registration Statement on Form 10, filed on March 17, 1993, and incorporated herein by reference).

†10.2	List of Directors and Executive Officers party to Exhibit 10.1 (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed on March 31, 1996, and incorporated herein by reference).

†10.3	Alltrista Corporation 1998 Long Term Equity Incentive Plan, as amended and restated (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed on October 17, 2002, and incorporated herein by reference).

†10.4	Alltrista Corporation 2001 Stock Option Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2001, and incorporated herein by reference).

†10.5	Amendment No. 1 to the Alltrista Corporation 2001 Stock Option Plan (filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed on October 17, 2002, and incorporated herein by reference).

†10.6	Jarden Corporation Amended and Restated 2003 Stock Incentive Plan (incorporated by reference from Annex C to the Company’s 2005 Definitive Proxy Statement with respect to the Company’s 2005 Annual Meeting of Stockholders, as filed on May 9, 2005).

†10.7	Amendment No. 1 to the Jarden Corporation Amended and Restated 2003 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 19, 2007, and incorporated herein by reference).

†10.8	Jarden Corporation 2009 Stock Incentive Plan (incorporated by reference from Annex A to the Company’s 2009 Definitive Proxy Statement with respect to the Company’s 2009 Annual Meeting of Stockholders, as filed on April 9, 2009).

†10.9	Jarden Corporation 2003 Employee Stock Purchase Plan (incorporated by reference from Annex C to the Company’s 2003 Definitive Proxy Statement with respect to the Company’s 2003 Annual Meeting of Stockholders, as filed on March 28, 2003).

†10.10	Amendment No. 1 to the Jarden Corporation 2003 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 13, 2005, and incorporated herein by reference).

†10.11	Amendment No. 2 to the Jarden Corporation 2003 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on May 5, 2005, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
†10.12	Jarden Corporation 2010 Employee Stock Purchase Plan (incorporated by reference from Annex A to the Company’s 2010 Definitive Proxy Statement with respect to the Company’s 2010 Annual Meeting of Stockholders, as filed on April 9, 2010, and incorporated herein by reference).

†10.13	Fourth Amended and Restated Employment Agreement, dated as of January 5, 2011, between the Company and Martin E. Franklin (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 7, 2011, and incorporated herein by reference).

†10.14	Fourth Amended and Restated Employment Agreement, dated as of January 5, 2011, between the Company and Ian G.H. Ashken (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 7, 2011, and incorporated herein by reference).

†10.15	Third Amended and Restated Employment Agreement between the Company and James E. Lillie, dated as of January 5, 2011 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on January 7, 2011, and incorporated herein by reference).

†10.16	Amended and Restated Employment Agreement between the Company and J. David Tolbert, dated as of January 9, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 13, 2009, and incorporated herein by reference).

†10.17	Employment Agreement between the Company and John E. Capps, dated as of May 24, 2007 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on May 25, 2007, and incorporated herein by reference).

†10.18	Employment Agreement between the Company and Richard T. Sansone, dated as of May 24, 2007 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on May 25, 2007, and incorporated herein by reference).

†10.19	Equity Vesting, Lock-Up and Amendment Agreement, dated as of November 7, 2007, by and between the Company and Martin E. Franklin (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 8, 2007, and incorporated herein by reference).

†10.20	Equity Vesting, Lock-Up and Amendment Agreement, dated as of November 7, 2007, by and between the Company and Ian G.H. Ashken (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 8, 2007, and incorporated herein by reference).

†10.21	Equity Vesting, Lock-Up and Amendment Agreement, dated as of November 7, 2007, by and between the Company and James E. Lillie (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on November 8, 2007, and incorporated herein by reference).

†10.22	Equity Vesting, Lock-Up and Amendment Agreement, dated as of November 7, 2007, by and between the Company and J. David Tolbert (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on November 8, 2007, and incorporated herein by reference).

†10.23	Equity Vesting, Lock-Up and Amendment Agreement, dated as of November 7, 2007, by and between the Company and John E. Capps (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on November 8, 2007, and incorporated herein by reference).

†10.24	Equity Vesting, Lock-Up and Amendment Agreement, dated as of November 7, 2007, by and between the Company and Richard T. Sansone (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on November 8, 2007, and incorporated herein by reference).

†10.25	Restricted Stock Award Agreement, dated as of May 24, 2007, between the Company and Martin E. Franklin (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on May 25, 2007, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
†10.26	Restricted Stock Award Agreement, dated as of May 24, 2007, between the Company and Ian G.H. Ashken (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on May 25, 2007, and incorporated herein by reference).

†10.27	Restricted Stock Award Agreement, dated as of May 24, 2007, between the Company and James E. Lillie (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on May 25, 2007, and incorporated herein by reference).

†10.28	Restricted Stock Agreement, dated December 15, 2009, between the Company and Martin E. Franklin (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on December 18, 2009, and incorporated herein by reference).

†10.29	Restricted Stock Agreement, dated December 15, 2009, between the Company and Ian G.H. Ashken (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on December 18, 2009, and incorporated herein by reference).

†10.30	Restricted Stock Agreement, dated December 15, 2009, between the Company and James E. Lillie (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on December 18, 2009, and incorporated herein by reference).

†10.31	Restricted Stock Agreement, dated January 5, 2010, between the Company and Martin E. Franklin (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on January 8, 2010, and incorporated herein by reference).

†10.32	Restricted Stock Agreement, dated January 5, 2010, between the Company and Ian G.H. Ashken (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on January 8, 2010, and incorporated herein by reference).

†10.33	Restricted Stock Agreement, dated January 5, 2010, between the Company and James E. Lillie (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on January 8, 2010, and incorporated herein by reference).

†10.34	Restricted Stock Agreement, dated January 3, 2012, between the Company and Martin E. Franklin (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 6, 2012, and incorporated herein by reference).

†10.35	Restricted Stock Agreement, dated January 3, 2012, between the Company and Ian G.H. Ashken (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 6, 2012, and incorporated herein by reference).

†10.36	Restricted Stock Agreement, dated January 3, 2012, between the Company and James E. Lillie (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on January 6, 2012, and incorporated herein by reference).

10.37	Credit Agreement, dated as of March 31, 2011, among the Company, as the US borrower, Jarden Lux Holdings S.à r.l., Jarden Lux S.à r.l. and Jarden Lux Finco S.à r.l., collectively as the Luxembourg Borrower, the several lenders and letter of credit issuers from time to time party thereto, and Barclays Bank PLC, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 6, 2011, and incorporated herein by reference).

10.38	Pledge and Security Agreement, dated as of March 31, 2011, among the Company, as a grantor, each other grantors signatory thereto and Barclays Bank PLC, as administrative agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 6, 2011, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
10.39	Guaranty, dated as of March 31, 2011, of the Company and the several subsidiary guarantors signatory thereto (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 6, 2011, and incorporated herein by reference).

10.40	Second Amended and Restated Loan Agreement, dated as of July 29, 2010, among the Company, as initial servicer; Jarden Receivables, LLC, as borrower; Three Pillars Funding LLC and Wells Fargo Bank, National Association, as lenders, and SunTrust Robinson Humphrey, Inc., as administrator, together with the Reaffirmation, Acknowledgement and Consent of Performance Guarantor thereunder executed by the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 4, 2010, and incorporated herein by reference).

10.41	Amendment No. 1 to Second Amended and Restated Loan Agreement, dated as of March 31, 2011, among Jarden Receivables, LLC, as borrower, the Company, as servicer, SunTrust Robinson Humphrey, Inc., as agent and administrator, and Three Pillars Funding LLC and Wells Fargo Bank, National Association, as lenders (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on April 6, 2011, and incorporated herein by reference).

10.42	Amendment No. 2 to Second Amended and Restated Loan Agreement, dated as of May 12, 2011, among Jarden Receivables, LLC, as borrower, the Company, as servicer, SunTrust Robinson Humphrey, Inc., as agent and administrator, and Three Pillars Funding LLC and Wells Fargo Bank, National Association, as lenders (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 18, 2011, and incorporated herein by reference).

10.43	Second Amended and Restated Receivables Contribution and Sales Agreement, dated as of July 29, 2010, among the originators party thereto and Jarden Receivables, LLC, as buyer (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 4, 2010, and incorporated herein by reference).

10.44	Performance Undertaking, dated August 8, 2007, executed by Jarden Corporation, as performance guarantor, in favor of Jarden Receivables LLC, as beneficiary (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on August 14, 2007, and incorporated herein by reference).

10.45	Second Amended and Restated Lender Note, dated July 29, 2010, executed by Jarden Receivables, LLC in favor of Three Pillars Funding LLC (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on August 4, 2010, and incorporated herein by reference).

10.46	Lender Note, dated July 29, 2010, executed by Jarden Receivables, LLC in favor of Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on August 4, 2010, and incorporated herein by reference).

10.47	Form of 7 1/2% Senior Subordinated Note due 2017 (filed as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference).

10.48	Form of 8% Senior Notes Due 2016 (filed as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on May 6, 2009, and incorporated herein by reference).

10.49	Form of 7 1/2% Senior Subordinated Dollar Note Due 2020 (filed as Exhibit A-1 to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 22, 2010, and incorporated herein by reference).

10.50	Form of 7 1/2% Senior Subordinated Euro Note Due 2020 (filed as Exhibit A-2 to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 22, 2010, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
10.51	Form of 6 1/8% Senior Note Due 2022 (filed as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on November 15, 2010, and incorporated herein by reference).

10.52	Share Purchase Agreement, dated April 1, 2010, by and among the Company, Total S.A. and Camping Gaz (Deutschland) GmbH (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 7, 2010, and incorporated herein by reference).

*12.1	Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm.

*24.1	Power of Attorney (included on the signature page hereto).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 (ii) the Condensed Consolidated Balance Sheets at December 31, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the year ended December 31, 2011, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*	Filed herewith
†	This Exhibit represents a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JARDEN CORPORATION (Registrant)

By:	/S/ JAMES E. LILLIE
James E. Lillie Chief Executive Officer February 23, 2012

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

/S/ MARTIN E. FRANKLIN Martin E. Franklin	Executive Chairman	February 23, 2012

/S/ IAN G.H. ASHKEN Ian G.H. Ashken	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	February 23, 2012

/S/ JAMES E. LILLIE James E. Lillie	Director and Chief Executive Officer (Principal Executive Officer)	February 23, 2012

/S/ RICHARD T. SANSONE Richard T. Sansone	Executive Vice President, Finance (Principal Accounting Officer)	February 23, 2012

/S/ RENÉ-PIERRE AZRIA René-Pierre Azria	Director	February 23, 2012

/S/ WILLIAM J. GRANT William J. Grant	Director	February 23, 2012

/S/ MICHAEL S. GROSS Michael Gross	Director	February 23, 2012

/S/ RICHARD J. HECKMANN Richard Heckmann	Director	February 23, 2012

/S/ WILLIAM P. LAUDER William P. Lauder	Director	February 23, 2012

/S/ IRWIN D. SIMON Irwin D. Simon	Director	February 23, 2012

/S/ ROBERT L. WOOD Robert L. Wood	Director	February 23, 2012

Schedule II

JARDEN CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in millions)

	Balance at beginning of period	Charges to costs and expense	Deductions from reserves	Other(2)	Balance at end of period
Reserves against accounts receivable(1):
2011	$(64.7)	$(54.0)	$31.7	$3.1	$(83.9)
2010	(60.7)	(45.2)	40.4	0.8	(64.7)
2009	(65.2)	(59.4)	65.3	(1.4)	(60.7)

(1)	Principally consisting of reserves for uncollectable accounts and sales returns and allowances.
(2)	Principally consisting of foreign currency translation.

JARDEN CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

EXHIBIT INDEX

Copies of exhibits incorporated by reference can be obtained from the Commission and are located in Commission File No. 001-13665.

Exhibit Number	Description of Exhibit
*12.1	Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm.

*24.1	Power of Attorney (included on the signature page hereto).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 (ii) the Condensed Consolidated Balance Sheets at December 31, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the year ended December 31, 2011, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*	Filed herewith
†	This Exhibit represents a management contract or a compensatory plan.