Form 10-Q
period 2012-03-31
JARDEN CORP
filed 2012-05-02
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2012
Common Stock, par value $0.01 per share	79,655,000 shares

JARDEN CORPORATION

Quarterly Report on Form 10-Q

For the three months ended March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three months ended March 31,
	2012	2011
Net sales	$1,495.4	$1,483.4
Cost of sales	1,075.8	1,081.6

Gross profit	419.6	401.8
Selling, general and administrative expenses	318.0	313.1

Operating earnings	101.6	88.7
Interest expense, net	44.7	45.1
Loss on early extinguishment of debt	—	12.8

Income before taxes	56.9	30.8
Income tax provision	21.8	11.8

Net income	$35.1	$19.0

Earnings per share:
Basic	$0.41	$0.21
Diluted	$0.41	$0.21
Weighted average shares outstanding:
Basic	84.8	88.9
Diluted	85.5	89.5

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions, except per share amounts)

	Three months ended March 31,
	2012	2011
Comprehensive income:
Net Income	$35.1	$19.0
Other comprehensive income, before tax:
Cumulative translation adjustment	24.3	29.8
Derivative financial instruments	0.6	(4.2)
Accrued benefit cost	1.8	6.8
Unrealized gain on investment	1.5	0.2

Other comprehensive income, before tax	28.2	32.6
Income tax provision related to other comprehensive income	1.8	1.7

Comprehensive income	$61.5	$49.9

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share amounts)

	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$481.2	$808.3
Accounts receivable, net of allowances of $80.7 and $83.9 at March 31, 2012 and December 31, 2011, respectively	1,169.0	1,080.5
Inventories	1,409.6	1,274.4
Deferred taxes on income	182.4	181.6
Prepaid expenses and other current assets	151.8	148.7

Total current assets	3,394.0	3,493.5

Property, plant and equipment, net	616.5	615.9
Goodwill	1,718.3	1,717.1
Intangibles, net	1,155.0	1,156.5
Other assets	134.3	133.7

Total assets	$7,018.1	$7,116.7

Liabilities
Short-term debt and current portion of long-term debt	$483.5	$269.3
Accounts payable	589.1	557.5
Accrued salaries, wages and employee benefits	158.7	181.1
Taxes on income	12.1	22.3
Other current liabilities	411.4	433.5

Total current liabilities	1,654.8	1,463.7

Long-term debt	2,960.0	2,890.1
Deferred taxes on income	509.5	507.8
Other non-current liabilities	333.0	343.1

Total liabilities	5,457.3	5,204.7

Commitments and contingencies (see Note 10)	—	—
Stockholders’ equity:
Preferred stock ($0.01 par value, 5.0 shares authorized, no shares issued at March 31, 2012 and December 31, 2011)	—	—
Common stock ($0.01 par value, 300 shares authorized, 92.7 shares issued at March 31, 2012 and December 31, 2011)	0.9	0.9
Additional paid-in capital	1,428.3	1,424.6
Retained earnings	629.5	594.4
Accumulated other comprehensive income (loss)	(30.3)	(56.7)
Less: Treasury stock (13.1 and 1.8 shares, at cost, at March 31, 2012 and December 31, 2011, respectively)	(467.6)	(51.2)

Total stockholders’ equity	1,560.8	1,912.0

Total liabilities and stockholders’ equity	$7,018.1	$7,116.7

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$35.1	$19.0
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	35.9	40.1
Loss on early extinguishment of debt	—	12.8
Other non-cash items	21.5	11.4
Changes in operating assets and liabilities:
Accounts receivable	(90.6)	(48.5)
Inventory	(121.5)	(183.4)
Accounts payable	26.6	38.8
Other assets and liabilities	(54.4)	(57.5)

Net cash used in operating activities	(147.4)	(167.3)

Cash flows from financing activities:
Net change in short-term debt	88.9	6.1
Proceeds from issuance of long-term debt	300.2	1,025.0
Payments on long-term debt	(113.1)	(1,086.9)
Issuance (repurchase) of common stock, net	(435.3)	(32.3)
Dividends paid	(7.5)	(7.3)
Debt issuance costs	(3.2)	(10.2)
Other	5.6	—

Net cash used in financing activities	(164.4)	(105.6)

Cash flows from investing activities:
Additions to property, plant and equipment	(23.3)	(27.0)
Other	—	1.0

Net cash used in investing activities	(23.3)	(26.0)

Effect of exchange rate changes on cash and cash equivalents	8.0	9.1

Net decrease in cash and cash equivalents	(327.1)	(289.8)
Cash and cash equivalents at beginning of period	808.3	695.4

Cash and cash equivalents at end of period	$481.2	$405.6

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements of Jarden Corporation and its subsidiaries (hereinafter referred to as the “Company” or “Jarden”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all adjustments that are, in the opinion of management, normal and recurring and necessary for a fair presentation of the results for the interim period. The Condensed Consolidated Balance Sheet at December 31, 2011 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Certain reclassifications have been made in the Company’s financial statements of the prior year to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

Supplemental Information

Stock-based compensation costs, which are included in selling, general and administrative expenses (“SG&A”), were $19.1 and $15.6 for the three months ended March 31, 2012 and 2011, respectively.

Interest expense is net of interest income of $1.7 and $1.2 for the three months ended March 31, 2012 and 2011, respectively.

New Accounting Guidance

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 enhances disclosures regarding financial instruments and derivative instruments and requires companies to provide both net information and gross information for these assets and liabilities in order to enhance comparability between those companies that prepare their financial statements in accordance with GAAP and those companies that prepare their financial statements in accordance with International Financial Reporting Standards. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. Since ASU 2011-11 requires only additional disclosures, the adoption of ASU 2011-11 will not affect the consolidated financial position, results of operations or cash flows of the Company.

Adoption of New Accounting Guidance

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires companies to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Since ASU 2011-05 amends the disclosure requirements concerning comprehensive income, the adoption of ASU 2011-05 did not affect the consolidated financial position, results of operations or cash flows of the Company. In December 2011, the FASB deferred indefinitely certain provisions of ASU 2011-05 that would require companies to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements.

2. Inventories

Inventories are comprised of the following at March 31, 2012 and December 31, 2011:

(in millions)	March 31, 2012	December 31, 2011
Raw materials and supplies	$235.7	$219.4
Work-in-process	97.5	89.6
Finished goods	1,076.4	965.4

Total inventories	$1,409.6	$1,274.4

3. Property, Plant and Equipment

Property, plant and equipment, net, consist of the following at March 31, 2012 and December 31, 2011:

(in millions)	March 31, 2012	December 31, 2011
Land	$48.6	$47.2
Buildings	297.7	286.7
Machinery and equipment	1,055.0	1,032.4

	1,401.3	1,366.3
Less: Accumulated depreciation	(784.8)	(750.4)

Total property, plant and equipment, net	$616.5	$615.9

Depreciation of property, plant and equipment was $31.3 and $35.4 for the three months ended March 31, 2012 and 2011, respectively.

4. Goodwill and Intangibles

Goodwill activity for the three months ended March 31, 2012 is as follows:

				March 31, 2012
(in millions)	Net Book Value at December 31, 2011	Additions	Foreign Exchange and Other Adjustments	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Goodwill
Outdoor Solutions	$687.7	$—	$0.1	$706.3	$(18.5)	$687.8
Consumer Solutions	492.3	—	0.5	492.8	—	492.8
Branded Consumables	515.6	—	0.6	742.0	(225.8)	516.2
Process Solutions	21.5	—	—	21.5	—	21.5

	$1,717.1	$—	$1.2	$1,962.6	$(244.3)	$1,718.3

Intangibles activity for the three months ended March 31, 2012 is as follows:

(in millions)	Gross Carrying Amount at December 31, 2011	Additions	Accumulated Amortization and Foreign Exchange	Net Book Value at March 31, 2012	Amortization Periods (years)
Intangibles
Patents	$7.5	$—	$(2.4)	$5.1	12-30
Manufacturing process and expertise	42.1	—	(35.7)	6.4	3-7
Brand names	18.3	—	(3.8)	14.5	4-20
Customer relationships and distributor channels	253.6	—	(44.9)	208.7	10-35
Trademarks and tradenames	922.0	—	(1.7)	920.3	indefinite

	$1,243.5	$—	$(88.5)	$1,155.0

Amortization of intangibles for the three months ended March 31, 2012 and 2011 was $4.6 and $4.7, respectively.

5. Warranty Reserve

The warranty reserve activity for the three months ended March 31, 2012 is as follows:

(in millions)	2012
Warranty reserve at January 1,	$84.8
Provision for warranties issued	27.0
Warranty claims paid	(35.6)
Acquisitions and other adjustments	0.7

Warranty reserve at March 31,	$76.9

6. Debt

Debt is comprised of the following at March 31, 2012 and December 31, 2011:

(in millions)	March 31, 2012	December 31, 2011
Senior Secured Credit Facility Term Loans	$1,291.4	$1,001.6
8% Senior Notes due 2016 (1)	294.9	294.6
6 1/8% Senior Notes due 2022 (1)	300.0	300.0
7 1/2% Senior Subordinated Notes due 2017 (2)	656.2	656.5
7 1/2% Senior Subordinated Notes due 2020 (2)	470.1	464.0
Securitization Facility	396.1	300.0
Revolving Credit Facility	—	—
2% Subordinated Note due 2012	—	99.7
Non-U.S. borrowings	27.1	35.6
Other	7.7	7.4

Total debt	3,443.5	3,159.4

Less: current portion	(483.5)	(269.3)

Total long-term debt	$2,960.0	$2,890.1

(1)	Collectively, the “Senior Notes.”
(2)	Collectively, the “Senior Subordinated Notes.”

In February 2012, the Company entered into an amendment and borrowed $300 under its senior secured credit facility (the “Facility”), which is comprised of $150 under the existing senior secured term loan A facility that matures in March 2016 and bears interest at LIBOR plus a spread of 225 basis points; and $150 under the existing senior secured term loan B facility that matures in January 2017 and bears interest at LIBOR plus a spread of 300 basis points. The proceeds were used, in part, to repurchase shares of the Company’s common stock under the Company’s accelerated stock repurchase program (see Note 10).

In February 2012, the Company entered into an amendment to its securitization facility that, in part, increased maximum borrowings from $300 to $400 and extended the maturity date from May 2014 until February 2015. Following the renewal, the borrowing rate margin is 0.90% and the unused line fee is 0.45% per annum.

At March 31, 2012 and December 31, 2011, the carrying value of total debt approximates fair market value. The fair value of the Company’s debt is considered either a Level 1 or Level 2 measurement depending on the debt instrument.

7. Derivative and Other Hedging Financial Instruments

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

Cash Flow Hedges

At March 31, 2012, the Company had $750 notional amount outstanding in swap agreements, which include $350 notional amount of forward-starting swaps that become effective commencing December 31, 2013, that exchange variable rates of interest (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through December 2015. At March 31, 2012, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swap, was approximately 1.6%. The effective portion of the after-tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (loss) (“AOCI”).

Forward Foreign Currency Contracts

The Company uses foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through January 2014. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At March 31, 2012, the Company had approximately $476 notional amount of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases and sales.

At March 31, 2012, the Company had outstanding approximately $162 notional amount of foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through January 2013. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty, and in certain instances, allow the Company to benefit should the cost of the commodity fall below certain dollar thresholds. At March 31, 2012, the Company had outstanding approximately $13 notional amount of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through March 2014. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

The following table presents the fair value of derivative financial instruments as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Fair Value of Derivatives		Fair Value of Derivatives
(in millions)	Asset (a)	Liability (a)	Asset (a)	Liability (a)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$—	$9.0	$—	$8.4
Foreign currency contracts	7.7	4.2	12.2	8.1

Subtotal	7.7	13.2	12.2	16.5

Derivatives not designated as effective hedges:
Foreign currency contracts	0.1	2.1	1.1	1.7
Commodity contracts	1.1	0.4	1.0	0.3

Subtotal	1.2	2.5	2.1	2.0

Total	$8.9	$15.7	$14.3	$18.5

(a)	Consolidated balance sheet location:

Asset: Other current and non-current assets

Liability: Other non-current liabilities

The following table presents gain and loss activity (on a pretax basis) for the three months ended March 31, 2012 and 2011 related to derivative financial instruments designated as effective hedges:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Gain/(Loss)			Gain/(Loss)
(in millions)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(0.5)	$—	$—	$1.8	$—	$—
Foreign currency contracts	1.3	0.2	(0.7)	(9.1)	(3.1)	(3.3)

Total	$0.8	$0.2	$(0.7)	$(7.3)	$(3.1)	$(3.3)

Location of gain/(loss) in the consolidated results of operations:
Net sales		$(0.3)	$—		$(0.5)	$—
Cost of sales		0.5	—		(2.6)	—
SG&A		—	(0.7)		—	(3.3)

Total		$0.2	$(0.7)		$(3.1)	$(3.3)

(a)	Represents effective portion recognized in Other Comprehensive Income (“OCI”).
(b)	Represents portion excluded from effectiveness testing.

At March 31, 2012, deferred net gains of $8.8 within AOCI are expected to be reclassified to earnings over the next twelve months.

The following table presents gain and loss activity (on a pretax basis) for the three months ended March 31, 2012 and 2011 related to derivative financial instruments not designated as effective hedges:

	Gain/(Loss) Recognized in Income (a)
	Three Months Ended March 31,
(in millions)	2012	2011
Derivatives not designated as effective hedges:
Cash flow derivatives:
Foreign currency contracts	$(1.9)	$(1.5)
Commodity contracts	0.5	0.3
Fair value hedges:
Interest rate swaps	0.3	—

Total	$(1.1)	$(1.2)

(a)	Classified in SG&A.

Net Investment Hedge

The Company designated its Euro-denominated 7 1/2% senior subordinated notes due 2020, with an aggregate principal balance of €150 (the “Hedging Instrument”), as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-denominated subsidiaries. Foreign currency gains and losses on the Hedging Instrument are included as a component of AOCI. At March 31, 2012, $8.9 of deferred losses have been recorded in AOCI.

8. Fair Value Measurements

The following table summarizes assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

	March 31, 2012				December 31, 2011
	Fair Value Asset (Liability)				Fair Value Asset (Liability)
(in millions)	Level 1	Level 2	Total		Level 1	Level 2	Total
Derivatives:
Assets	$—	$0.7	$	0.7	$—	$4.4	$4.4
Liabilities	—	(7.5)		(7.5)	—	(8.6)	(8.6)
Available for sale securities	—	21.0		21.0	—	19.5	19.5

Derivative assets and liabilities relate to interest rate swaps, foreign currency contracts and commodity contracts. Fair values are determined by the Company using market prices obtained from independent brokers or determined using valuation models that use as their basis readily observable market data that is actively quoted and can be validated through external sources, including independent pricing services, brokers and market transactions. Available-for-sale securities include inflation protected bonds and are valued based on quoted market prices.

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

Due to the uncertainty described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of March 31, 2012.

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

10. Stockholders’ Equity

In January 2012, the Company commenced a “modified Dutch auction” self-tender offer (the “Offer”) to purchase up to $500 in value of its common stock. In March 2012, pursuant to the terms of the Offer, the Company repurchased approximately 12.1 million shares of its common stock for a total purchase price of approximately $435 or $36.00 per share. The repurchase of shares of common stock under the Offer was made pursuant to the Company’s existing stock repurchase program, pursuant to which the Company is authorized to repurchase up to $500 aggregate amount of outstanding shares of common stock at prevailing market prices or in privately-negotiated transactions.

During the three months ended March 31, 2012 and 2011, the Company repurchased approximately 12.1 million and 0.7 million shares, respectively, of its common stock at a per share average price of $36.00 and $33.49, respectively.

11. Earnings Per Share

The computations of the weighted average shares outstanding for the three months ended March 31, 2012 and 2011 are as follows:

	Three months ended March 31,
(in millions)	2012	2011
Weighted average shares outstanding:
Basic	84.8	88.9
Dilutive share-based awards	0.7	0.6

Diluted	85.5	89.5

Stock options and warrants to purchase 2.3 million shares of the Company’s common stock at March 31, 2011 had exercise prices that exceeded the average market price of the Company’s common stock for the three months ended March 31, 2011. As such, these share-based awards did not affect the computation of diluted earnings per share.

12. Employee Benefit Plans

The components of pension and postretirement benefit expense for the three months ended March 31, 2012 and 2011 are as follows:

	Pension Benefits
	Three months ended March 31,
	2012			2011
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$—	$0.5	$0.5	$—	$0.5	$0.5
Interest cost	3.7	0.6	4.3	4.0	0.7	4.7
Expected return on plan assets	(4.1)	(0.3)	(4.4)	(3.9)	(0.4)	(4.3)
Amortization, net	1.8	—	1.8	0.8	—	0.8

Net periodic cost	$1.4	$0.8	$2.2	$0.9	$0.8	$1.7

	Postretirement Benefits
	Three months ended March 31,
(in millions)	2012	2011
Service cost	$—	$0.1
Interest cost	0.1	0.2
Amortization, net	(0.1)	(0.2)

Net periodic cost	$—	$0.1

13. Reorganization Costs

The Company did not incur any reorganization costs for both the three months ended March 31, 2012 and 2011.

Accrued Reorganization Costs

Details and the activity related to accrued reorganization costs as of and for the three months ended March 31, 2012 are as follows:

(in millions)	Accrual Balance at December 31, 2011	Reorganization Costs, net	Payments	Foreign Currency and Other	Accrual Balance at March 31, 2012
Severance and other employee-related	$7.3	$—	$(3.4)	$0.3	$4.2
Other costs	9.9	—	(1.5)	(0.3)	8.1

Total	$17.2	$—	$(4.9)	$—	$12.3

14. Segment Information

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

Segment information as of and for the three months ended March 31, 2012 and 2011 is as follows:

	Three months ended March 31, 2012
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated

Net sales	$670.1	$347.9	$402.6	$91.8	$(17.0)	$1,495.4	$—	$1,495.4

Segment earnings (loss)	71.6	43.6	52.1	12.0	—	179.3	(41.8)	137.5
Adjustments to reconcile to reported operating earnings (loss):
Depreciation and amortization	(13.8)	(7.1)	(11.4)	(3.0)	—	(35.3)	(0.6)	(35.9)

Operating earnings (loss)	$57.8	$36.5	$40.7	$9.0	$—	$144.0	$(42.4)	$101.6

Other segment data:
Total assets	$2,999.8	$1,820.8	$1,822.8	$194.7	$—	$6,838.1	$180.0	$7,018.1

	Three months ended March 31, 2011
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated

Net sales	$677.5	$346.8	$386.0	$89.0	$(15.9)	$1,483.4	$—	$1,483.4

Segment earnings (loss)	64.7	46.6	47.4	9.8	—	168.5	(34.4)	134.1
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	—	—	(5.3)	—	—	(5.3)	—	(5.3)
Depreciation and amortization	(14.7)	(7.2)	(14.6)	(3.0)	—	(39.5)	(0.6)	(40.1)

Operating earnings (loss)	$50.0	$39.4	$27.5	$6.8	$—	$123.7	$(35.0)	$88.7

15. Condensed Consolidating Financial Data

The Company’s Senior Notes and Senior Subordinated Notes (see Note 6) are fully guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The guarantees of the Guarantor Subsidiaries are subject to release only in certain limited circumstances. The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these notes. Presented below is the condensed consolidating financial data of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011.

Condensed Consolidating Results of Operations

	Three months ended March 31, 2012
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$941.1	$705.3	$(151.0)	$1,495.4
Costs and expenses	42.5	858.5	643.8	(151.0)	1,393.8

Operating (loss) earnings	(42.5)	82.6	61.5	—	101.6
Other expense, net	52.8	4.7	9.0	—	66.5
Equity in the income of subsidiaries	130.4	52.5	—	(182.9)	—

Net income (loss)	$35.1	$130.4	$52.5	$(182.9)	$35.1

Comprehensive Income (Loss)	$61.5	$157.1	$53.5	$(210.6)	$61.5

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$833.7	$683.0	$(33.3)	$1,483.4
Costs and expenses	45.0	739.3	643.7	(33.3)	1,394.7

Operating (loss) earnings	(45.0)	94.4	39.3	—	88.7
Other expense, net	51.2	8.5	10.0	—	69.7
Equity in the income of subsidiaries	115.2	29.8	—	(145.0)	—

Net income (loss)	$19.0	$115.7	$29.3	$(145.0)	$19.0

Comprehensive Income (Loss)	$49.9	$145.5	$25.2	$(170.7)	$49.9

Condensed Consolidating Balance Sheets

	As of March 31, 2012
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$69.1	$940.7	$2,382.1	$2.1	$3,394.0
Investment in subsidiaries	5,589.0	1,610.8	—	(7,199.8)	—
Non-current assets	117.6	3,979.5	892.1	(1,365.1)	3,624.1

Total assets	$5,775.7	$6,531.0	$3,274.2	$(8,562.8)	$7,018.1

Liabilities and stockholders’ equity
Current liabilities	$184.1	$539.8	$930.9	—	$1,654.8
Non-current liabilities	4,030.8	745.1	389.6	(1,363.0)	3,802.5
Stockholders’ equity	1,560.8	5,246.1	1,953.7	(7,199.8)	1,560.8

Total liabilities and stockholders’ equity	$5,775.7	$6,531.0	$3,274.2	$(8,562.8)	$7,018.1

	As of December 31, 2011
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$359.0	$995.9	$2,140.0	$(1.4)	$3,493.5
Investment in subsidiaries	5,688.8	1,748.1	—	(7,436.9)	—
Non-current assets	114.5	4,003.9	914.0	(1,409.2)	3,623.2

Total assets	$6,162.3	$6,747.9	$3,054.0	$(8,847.5)	$7,116.7

Liabilities and stockholders’ equity
Current liabilities	$260.8	$589.0	$614.1	(0.2)	$1,463.7
Non-current liabilities	3,989.5	507.0	654.9	(1,410.4)	3,741.0
Stockholders’ equity	1,912.0	5,651.9	1,785.0	(7,436.9)	1,912.0

Total liabilities and stockholders’ equity	$6,162.3	$6,747.9	$3,054.0	$(8,847.5)	$7,116.7

Condensed Consolidating Statements of Cash Flows

	Three months ended March 31, 2012
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(52.0)	$31.3	$(126.7)	$(147.4)

Financing activities:
Net change in short-term debt	—	—	88.9	88.9
Proceeds (payments) from (to) intercompany transactions	20.2	(41.9)	21.7	—
Proceeds from issuance of long-term debt	300.0	0.2	—	300.2
Payments on long-term debt	(110.1)	(0.1)	(2.9)	(113.1)
Issuance (repurchase) of common stock, net	(435.3)	—	—	(435.3)
Dividends paid	(7.5)	—	—	(7.5)
Other	2.4	—	—	2.4

Net cash provided by (used in) financing activities	(230.3)	(41.8)	107.7	(164.4)

Investing Activities:
Additions to property, plant and equipment	(2.7)	(12.8)	(7.8)	(23.3)
Other	—	1.0	(1.0)	—

Net cash used in investing activities	(2.7)	(11.8)	(8.8)	(23.3)

Effect of exchange rate changes on cash	—	—	8.0	8.0

Net decrease in cash and cash equivalents	(285.0)	(22.3)	(19.8)	(327.1)
Cash and cash equivalents at beginning of period	335.4	23.8	449.1	808.3

Cash and cash equivalents at end of period	$50.4	$1.5	$429.3	$481.2

	Three months ended March 31, 2011
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(143.0)	$127.6	$(151.9)	$(167.3)

Financing activities:
Net change in short-term debt	—	—	6.1	6.1
Proceeds (payments) from (to) intercompany transactions	31.9	(103.6)	71.7	—
Proceeds from issuance of long-term debt	1,025.0	—	—	1,025.0
Payments on long-term debt	(1,086.9)	—	—	(1,086.9)
Issuance (repurchase) of common stock, net	(32.3)	—	—	(32.3)
Dividends paid	(7.3)	—	—	(7.3)
Other	(10.2)	—	—	(10.2)

Net cash provided by (used in) financing activities	(79.8)	(103.6)	77.8	(105.6)

Investing Activities:
Additions to property, plant and equipment	(0.3)	(23.0)	(3.7)	(27.0)
Other	—	1.0	—	1.0

Net cash used in investing activities	(0.3)	(22.0)	(3.7)	(26.0)

Effect of exchange rate changes on cash	—	—	9.1	9.1

Net increase (decrease) in cash and cash equivalents	(223.1)	2.0	(68.7)	(289.8)
Cash and cash equivalents at beginning of period	287.1	15.5	392.8	695.4

Cash and cash equivalents at end of period	$64.0	$17.5	$324.1	$405.6

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

The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the Company’s Forms 10-K, 10-Q and 8-K reports to the United States Securities and Exchange Commission (“SEC”). Please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a list of factors which could cause the Company’s actual results to differ materially from those projected in the Company’s forward-looking statements and certain risks and uncertainties that may affect the operations, performance and results of the Company’s businesses. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

Summary of Significant 2012 Activities

•

In February 2012, the Company entered into an amendment and borrowed $300 million under its senior secured credit facility (the “Facility”), which is comprised of $150 million under its existing senior secured term loan A facility and $150 million under its existing senior secured term loan B facility.

•

In February 2012, the Company entered into an amendment to its securitization facility that, in part, increased maximum borrowings from $300 million to $400 million and extended the maturity date from May 2014 until February 2015.

•

In March 2012, the Company repurchased approximately 12.1 million shares of its common stock for a total purchase price of approximately $435 million under its accelerated stock repurchase program (see “Capital Resources”).

Acquisitions

Consistent with the Company’s historical acquisition strategy, to the extent the Company pursues future acquisitions, the Company intends to focus on businesses with product offerings that provide geographic or product diversification, or expansion into related categories that can be marketed through the Company’s existing distribution channels or provide us with new distribution channels for its existing products, thereby increasing marketing and distribution efficiencies. Furthermore, the Company expects that acquisition candidates would demonstrate a combination of attractive margins, strong cash flow characteristics, category leading positions and products that generate recurring revenue. The Company anticipates that the fragmented nature of the consumer products market will continue to provide opportunities for growth through strategic acquisitions of complementary businesses. However, there can be no assurance that the Company will complete an acquisition in any given year or that any such acquisition will be significant or successful. The Company will only pursue a candidate when it is deemed to be fiscally prudent and meets the Company’s acquisition criteria. The Company anticipates that any future acquisitions would be financed through any combination of cash on hand, operating cash flow, availability under its existing credit facilities and new capital market offerings.

2012 and 2011 Activity

During 2012 and 2011, the Company did not complete any significant acquisitions.

Venezuela Operations

The Company’s subsidiaries operating in Venezuela are considered under GAAP to be operating in a highly inflationary economy. As such, the Company’s financial statements of its subsidiaries operating in Venezuela are remeasured as if their functional currency were the U.S. dollar and gains and losses resulting from the remeasurement of monetary assets and liabilities are reflected in current earnings. The financial statements of the Company’s subsidiaries operating in Venezuela are remeasured at and are reflected in the Company’s consolidated financial statements at the official exchange rate of 4.30 Bolivars per U.S. dollar, which is the Company’s expected settlement rate.

The transfers of funds out of Venezuela are subject to restrictions, and historically, payments for certain imported goods and services have been required to be transacted by exchanging Bolivars for U.S. dollars through government-regulated markets at exchange rates that are more unfavorable than the official exchange rate of 4.30 Bolivars per U.S. dollar. The current foreign currency exchange system is the System of Transactions in Foreign Currency Denominated Securities (“SITME”) market. Historically, the majority of the Company’s purchases have qualified for the official exchange rate. As such, the Company has been able to convert Bolivars at the official exchange rate and, based upon this ability, the Company does not expect changes in the SITME market to have a material impact on the consolidated financial position, results of operations or cash flows of the Company. While the timing of government approval for settlement of payables at the official exchange rate varies, the Company believes these payables will ultimately be approved and settled at the official exchange rate based on past experience. However, if in the future, further restrictions require the Company’s subsidiaries operating in Venezuela to convert an increasing amount of the Bolivar cash balances into U.S. dollars using the more unfavorable exchange rate, it could result in currency exchange losses that may be material to the Company’s results of operations. At March 31, 2012, the Company’s subsidiaries operating in Venezuela have approximately $15 million in cash denominated in U.S. dollars and cash of approximately $46 million held in Bolivars converted at the official exchange rate.

Results of Operations – Comparing 2012 to 2011

	Net Sales		Operating Earnings (Loss)
	Three months ended March 31,		Three months ended March 31,
(in millions)	2012	2011	2012	2011
Outdoor Solutions	$670.1	$677.5	$57.8	$50.0
Consumer Solutions	347.9	346.8	36.5	39.4
Branded Consumables	402.6	386.0	40.7	27.5
Process Solutions	91.8	89.0	9.0	6.8
Corporate	—	—	(42.4)	(35.0)
Intercompany eliminations	(17.0)	(15.9)	—	—

	$1,495.4	$1,483.4	$101.6	$88.7

Note: Changes in net sales on a currency neutral basis that are presented hereafter are provided to enhance visibility of the underlying operations by excluding the impact of foreign currency translation.

Three Months Ended March 31, 2012 versus the Three Months Ended March 31, 2011

Net sales for three months ended March 31, 2012 increased $12.0 million, or 0.8%, to $1.5 billion versus the same period in the prior year. Excluding the impact of exiting certain product categories, net sales on a currency neutral basis increased 2.9%, primarily due to increased sell-through in certain other categories and expanded product offerings, partially offset by weakness in certain product categories. Unfavorable foreign currency translation and the exiting of certain product categories each accounted for an approximate 1% decrease in net sales for a combined approximate 2% decrease in net sales.

Net sales in the Outdoor Solutions segment decreased $7.4 million, or 1.1%. Increased sales on a currency neutral basis in the fishing and technical apparel businesses provided an increase in net sales of approximately 3%, largely related to expanded product offerings, increased point of sale and favorable weather conditions in North America. This increase was offset by a commensurate decrease in the camping and outdoor, team sports and winter sports businesses, primarily due to the exiting of certain product categories, as well as softness in the winter sports business, which was negatively affected by unfavorable winter weather conditions. Unfavorable foreign currency translation accounted for a decrease of approximately 1% in net sales.

Net sales in the Consumer Solutions segment increased $1.1 million, or 0.3%. Increased demand internationally, primarily in Latin America, which contributed to an increase in net sales of approximately 1%, primarily due to increased point of sale, was partially offset by declines domestically, primarily related to weakness in certain personal care and wellness categories.

Net sales in the Branded Consumables segment increased $16.6 million, or 4.3%. Increased sales on a currency neutral basis in the baby care, home care, leisure and entertainment and safety and security businesses, provided an increase in net sales of approximately 6%, in part due to increased sales in certain product categories, primarily due to increased point of sale and expanded distribution, partially offset by softness in firelog sales, which were negatively affected by unfavorable weather conditions. Unfavorable foreign currency translation accounted for a decrease of approximately 2% in net sales.

Net sales in the Process Solutions segment increased 3.2% on a period-over-period basis, primarily due to an increase in coinage sales.

Cost of Sales

Cost of sales decreased $5.8 million, or 0.5%, to $1.1 billion for three months ended March 31, 2012 versus the same prior year period. The decrease is primarily due to a $5.3 million period-over-period decrease in the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory. The increase in cost of sales due to increased net sales (approximately $20 million) was countervailed by foreign currency translation and other items. Cost of sales as a percentage of net sales for the three months ended March 31, 2012 and 2011 was 71.9% and 72.9%, respectively (72.6% for the three months ended March 31, 2011, excluding the charge for the elimination of manufacturer’s profit in inventory).

Selling, General And Administrative Costs

Selling, general and administrative costs (“SG&A”) increased $4.9 million, or 1.6%, to $318 million for the three months ended March 31, 2012 versus the same prior year period. SG&A as a percentage of net sales was essentially flat on a period-over-period basis at approximately 21%.

Operating Earnings

Operating earnings for the three months ended March 31, 2012 in the Outdoor Solutions segment increased $7.8 million, or 15.6%, versus the same prior year period, primarily due to a gross profit increase (approximately $7 million), primarily due to increased margins, partially offset by lower sales. Operating earnings for the three months ended March 31, 2012 in the Consumer Solutions segment decreased $2.9 million, or 7.4%, versus the same prior year period, primarily due to a gross profit decrease (approximately $4 million), primarily due to lower margins related to international sales, partially offset by a decrease in SG&A ($1.3 million). Operating earnings for the three months ended March 31, 2012 in the Branded Consumables segment increased $13.2 million, or 48.0%, versus the same prior year period, primarily due to a gross profit increase (approximately $13 million), primarily due to the gross margin impact of higher sales and a $5.3 million period-over-period decrease in the charge recorded for the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory. Operating earnings in the Process Solutions segment for the three months ended March 31, 2012 increased $2.2 million, or 32.4%, versus the same prior year period, primarily due to an increase in gross profit, in part due to higher sales, and a decrease in SG&A ($1.2 million).

Interest Expense

Net interest decreased by $0.4 million to $44.7 million for the three months ended March 31, 2012 versus the same prior year period primarily due to a decrease in the weighted average interest rate for 2012 to 5.4% from 5.5% in 2011, partially offset by higher average debt levels.

Income Taxes

The Company’s reported tax rate for the three months ended March 31, 2012 and 2011 was 38.3%. The increase from the statutory tax rate to the reported tax rate for both periods results principally from the U.S. tax expense recognized on the undistributed foreign income.

Net Income

Net income for the three months ended March 31, 2012 increased $16.1 million to $35.1 million versus the same prior year period. For the three months ended March 31, 2012 and 2011, earnings per diluted share were $0.41 and $0.21, respectively. The increase in net income was primarily due to the gross profit impact of higher sales and the loss on early extinguishment of debt ($12.8 million) recorded during the three months ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

At March 31, 2012, the Company had cash and cash equivalents of $481 million, of which approximately $424 million was held by the Company’s non-U.S. subsidiaries. The Company believes that its cash and cash equivalents, cash generated from operations and the availability under the Facility, the securitization facility and the credit facilities of certain foreign subsidiaries as of March 31, 2012 provide sufficient liquidity to support working capital requirements, planned capital expenditures, debt obligations, completion of current and future reorganization programs and pension plan contribution requirements for the foreseeable future.

Cash Flows from Operating Activities

Net cash used in operating activities was $147 million and $167 million for the three months ended March 31, 2012 and 2011, respectively. The change is primarily due to improved operating results in 2012. Net changes in operating assets and liabilities on a period over period basis were consistent.

Cash Flows from Financing Activities

Net cash used in financing activities was $164 million and $106 million for the three months ended March 31, 2012 and 2011, respectively. The change is primarily due to a $403 million increase in the payments for the issuance (repurchase) of common stock, net, partially offset by the period-over-period increase in the proceeds from the issuance of long-term debt in excess of payments on long-term debt ($249 million) and the period-over-period increase in the net change in short-term debt ($82.8 million).

Cash Flows from Investing Activities

Net cash used in investing activities was $23.3 million and $26.0 million the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012, capital expenditures were $23.3 million versus $27.0 million for the same prior year period. The Company expects to maintain capital expenditures at an annualized run-rate in the range of approximately 2.0% to 2.5% of net sales.

CAPITAL RESOURCES

In February 2012, the Company entered into an amendment and borrowed $300 million under the Facility, which is comprised of $150 million under its existing senior secured term loan A facility that matures in March 2016 and bears interest at LIBOR plus a spread of 225 basis points; and $150 million under its existing senior secured term loan B facility that matures in January 2017 and bears interest at LIBOR plus a spread of 300 basis points. The proceeds were used, in part, to repurchase of shares of the Company’s common stock under its accelerated stock repurchase program.

At March 31 2012, there was no amount outstanding under the Company’s $250 million senior secured revolving credit facility (the “Revolver”) that matures in 2016. The Revolver bears interest at certain selected rates, including LIBOR plus a spread of 225 basis points. At March 31, 2012, commitment fee on unused balances was 0.38% per annum.

The Company maintains a $400 million receivables purchase agreement (the “Securitization Facility”) that matures in February 2015. At March 31, 2012, the borrowing rate margin and the unused line fee on the Securitization Facility were 0.90% and 0.45% per annum, respectively. At March 31, 2012, the Securitization Facility had outstanding borrowings totaling $396 million.

At March 31, 2012, net availability under the Revolver and the Securitization Facility was approximately $216 million, after deducting approximately $38 million of outstanding standby and commercial letters of credit.

Certain foreign subsidiaries of the Company maintain working capital lines of credits with their respective local financial institutions for use in operating activities. At March 31, 2012, the aggregate amount available under these lines of credit totaled approximately $72 million.

The Company was not in default of any of its debt covenants at March 31, 2012.

In January 2012, the Company commenced a “modified Dutch auction” self-tender offer (the “Offer”) to purchase up to $500 million in value of its common stock. In March 2012, pursuant to the terms of the Offer, the Company repurchased approximately 12.1 million shares of its common stock for a total purchase price of approximately $435 million or $36.00 per share. The repurchase of shares of common stock under the Offer was made pursuant to the Company’s existing stock repurchase program (the “Stock Repurchase Program”), pursuant to which the Company is authorized to repurchase up to $500 million aggregate amount of outstanding shares of common stock at prevailing market prices or in privately-negotiated transactions. At March 31, 2012, approximately $65 million remains available under the Stock Repurchase Program.

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

Cash Flow Hedges

At March 31, 2012, the Company had $750 million notional amount outstanding in swap agreements, which include $350 million notional amount of forward-starting swaps that become effective commencing December 31, 2013, that exchange variable rates of interest (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through December 2015. At March 31, 2012, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swap, was approximately 1.6%. The effective portion of the after-tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (loss) (“AOCI”).

Forward Foreign Currency Contracts

The Company uses foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through January 2014. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At March 31, 2012, the Company had approximately $476 million notional amount of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases and sales.

At March 31, 2012, the Company had outstanding approximately $162 million notional amount of foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through January 2013. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty, and in certain instances, allow the Company to benefit should the cost of the commodity fall below certain dollar thresholds. At March 31, 2012, the Company had outstanding approximately $13 million notional amount of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through March 2014. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

The following table presents the fair value of derivative financial instruments as of March 31, 2012:

March 31, 2012
(in millions)	Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(9.0)
Foreign currency contracts	3.5

Subtotal	(5.5)

Derivatives not designated as effective hedges:
Foreign currency contracts	(2.0)
Commodity contracts	0.7

Subtotal	(1.3)

Total	$(6.8)

Net Investment Hedge

The Company designated its Euro-denominated 7 1/2% senior subordinated notes due 2020, with an aggregate principal balance of €150 million (the “Hedging Instrument”), as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-denominated subsidiaries. Foreign currency gains and losses on the Hedging Instrument are included as a component of AOCI. At March 31, 2012, $8.9 million of deferred losses have been recorded in AOCI.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Other than as discussed above, there have been no material changes from the information previously reported under Part II, Item 7A. in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. In addition, the Company or certain of its subsidiaries have been identified by the United States Environmental Protection Agency (“EPA”) or a state environmental agency as a Potentially Responsible Party pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law at various sites. Based on currently available information, the Company does not believe that the disposition of any of the legal or environmental disputes the Company or its subsidiaries are currently involved in will have a material adverse effect upon the consolidated financial condition, results of operations or cash flows of the Company. It is possible that, as additional information becomes available, the impact on the Company of an adverse determination could have a different effect.

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

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company during the three months ended March 31, 2012, of equity securities of the Company:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Repurchase Program (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Repurchase Program (1)
January 1 – January 31	—	$—	—	$500,000,000
February 1 – February 29	—	—	—	$500,000,000
March 1 – March 31	12,080,107	36.00	12,080,107	$65,116,000

Total	12,080,107	$36.00

(1)	In August 2011, the Board of Directors (the “Board”) authorized a stock repurchase program allowing the Company to repurchase up to $500 million of its common stock at prevailing market prices or in privately-negotiated transactions (the “Stock Repurchase Program”). In January 2012, the Board authorized an increase in the then available repurchase capacity of the Stock Repurchase Program to $500 million.

In January 2012, the Company commenced a “modified Dutch auction” self-tender offer (the “Offer”) to purchase up to $500 million in value of its common stock. In March 2012, pursuant to the terms of the Offer, the Company repurchased approximately 12.1 million shares of its common stock for a total purchase price of approximately $435 million or $36.00 per share. The repurchase of shares of common stock under the Offer was made pursuant to the Stock Repurchase Program.

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 15, 2005, and incorporated herein by reference).

3.4	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 17, 2011, and incorporated herein by reference).

3.5	Second Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 17, 2011, and incorporated herein by reference).

†10.1	Restricted Stock Agreement, dated January 3, 2012, between the Company and Martin E. Franklin (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 6, 2012, and incorporated herein by reference).

†10.2	Restricted Stock Agreement, dated January 3, 2012, between the Company and Ian G.H. Ashken (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 6, 2012, and incorporated herein by reference).

†10.3	Restricted Stock Agreement, dated January 3, 2012, between the Company and James E. Lillie (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on January 6, 2012, and incorporated herein by reference).

10.4	Amendment No. 1 to Credit Agreement, dated as of February 24, 2012 among the Company, as the US Borrower, Jarden Lux Holdings S.à r.l., Jarden Lux S.à r.l. and Jarden Lux Finco S.à r.l., collectively as the Luxembourg Borrower, Barclays Bank PLC, as administrative agent and collateral agent, and each incremental lender identified on the signature pages thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 24, 2012, and incorporated herein by reference).

10.5	Consent, Agreement and Affirmation of Guaranty and Pledge and Security Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 24, 2012, and incorporated herein by reference).

10.6	Third Amended and Restated Loan Agreement, dated as of February 17, 2012, among the Company, as initial servicer; Jarden Receivables, LLC, as borrower; SunTrust Bank, as a lender, PNC Bank, National Association, as a lender and Wells Fargo Bank, National Association, as a lender and issuer of letters of credit, and SunTrust Robinson Humphrey, Inc., as administrator, together with the Reaffirmation, Acknowledgement and Consent of Performance Guarantor thereunder executed by the Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 24, 2012, and incorporated herein by reference).

10.7	Amendment No. 1 to Second Amended and Restated Receivables Contribution and Sales Agreement, dated as of February 17, 2012, among the originators party thereto and Jarden Receivables, LLC, as buyer (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on February 24, 2012, and incorporated herein by reference).

10.8	Lender Note, dated February 17, 2012, executed by Jarden Receivables, LLC in favor of SunTrust Bank (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on February 24, 2012, and incorporated herein by reference).

Exhibit	Description

10.9	Amended and Restated Lender Note, dated February 17, 2012, executed by Jarden Receivables, LLC in favor of Wells Fargo Bank, National Association (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on February 24, 2012, and incorporated herein by reference).

10.10	Lender Note, dated February 17, 2012, executed by Jarden Receivables, LLC in favor of PNC Bank, National Association (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on February 24, 2012, and incorporated herein by reference).

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012, (ii) the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012, and (iv) and Notes to Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*	Filed herewith.
†	This Exhibit represents a management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2012
JARDEN CORPORATION (Registrant)

By:	/s/ Richard T. Sansone
Name:	Richard T. Sansone
Title:	Executive Vice President, Finance (Principal Accounting Officer)

EXHIBIT INDEX

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012, (ii) the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the three ended March 31, 2012, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*	Filed herewith