Form 10-Q
period 2012-06-30
JARDEN CORP
filed 2012-07-31
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012 or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2012
Common Stock, par value $0.01 per share	79,860,000 shares

JARDEN CORPORATION

Quarterly Report on Form 10-Q

For the three and six months ended June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net sales	$1,675.6	$1,673.8	$3,171.0	$3,157.2
Cost of sales	1,179.2	1,196.3	2,255.0	2,277.9

Gross profit	496.4	477.5	916.0	879.3
Selling, general and administrative	320.1	312.6	638.1	625.7

Operating earnings	176.3	164.9	277.9	253.6
Interest expense, net	45.0	46.0	89.7	91.1
Loss on early extinguishment of debt	—	—	—	12.8

Income before taxes	131.3	118.9	188.2	149.7
Income tax provision	48.1	45.0	69.9	56.8

Net income	$83.2	$73.9	$118.3	$92.9

Earnings per share:
Basic	$1.09	$0.83	$1.47	$1.05
Diluted	$1.08	$0.83	$1.46	$1.04
Weighted average shares outstanding:
Basic	76.5	88.6	80.7	88.8
Diluted	76.9	89.1	81.2	89.3

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Comprehensive income:
Net income	$83.2	$73.9	$118.3	$92.9
Other comprehensive income (loss), before tax:
Cumulative translation adjustment	(40.4)	17.9	(16.1)	47.7
Derivative financial instruments	(3.6)	1.1	(3.0)	(3.1)
Accrued benefit cost	1.5	0.6	3.3	7.4
Unrealized gain on investment	(1.5)	(0.2)	—	—

Total other comprehensive income (loss), before tax	(44.0)	19.4	(15.8)	52.0
Income tax (provision) benefit related to other comprehensive income (loss)	1.4	(0.4)	(0.4)	(2.1)

Comprehensive income	$40.6	$92.9	$102.1	$142.8

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share amounts)

	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$590.2	$808.3
Accounts receivable, net of allowances of $73.6 and $83.9 at June 30, 2012 and December 31, 2011, respectively	1,097.6	1,080.5
Inventories	1,454.8	1,274.4
Deferred taxes on income	179.5	181.6
Prepaid expenses and other current assets	150.5	148.7

Total current assets	3,472.6	3,493.5

Property, plant and equipment, net	596.3	615.9
Goodwill	1,716.9	1,717.1
Intangibles, net	1,143.8	1,156.5
Other assets	131.2	133.7

Total assets	$7,060.8	$7,116.7

Liabilities
Short-term debt and current portion of long-term debt	$481.4	$269.3
Accounts payable	654.1	557.5
Accrued salaries, wages and employee benefits	163.7	181.1
Taxes on income	3.8	22.3
Other current liabilities	382.0	433.5

Total current liabilities	1,685.0	1,463.7

Long-term debt	2,919.0	2,890.1
Deferred taxes on income	506.2	507.8
Other non-current liabilities	323.9	343.1

Total liabilities	5,434.1	5,204.7

Commitments and contingencies (see Note 10)	—	—
Stockholders’ equity:
Preferred stock ($0.01 par value, 5.0 shares authorized, no shares issued at June 30, 2012 and December 31, 2011)	—	—
Common stock ($0.01 par value, 300 shares authorized, 92.7 shares issued at June 30, 2012 and December 31, 2011)	0.9	0.9
Additional paid-in capital	1,447.3	1,424.6
Retained earnings	712.7	594.4
Accumulated other comprehensive income (loss)	(72.9)	(56.7)
Less: Treasury stock (12.8 and 1.8 shares, at cost, at June 30, 2012 and December 31, 2011, respectively)	(461.3)	(51.2)

Total stockholders’ equity	1,626.7	1,912.0

Total liabilities and stockholders’ equity	$7,060.8	$7,116.7

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$118.3	$92.9
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	71.2	81.4
Loss on early extinguishment of debt	—	12.8
Other non-cash items	26.1	43.1
Changes in operating assets and liabilities:
Accounts receivable	(42.1)	(8.6)
Inventory	(190.3)	(259.2)
Accounts payable	100.3	67.3
Other assets and liabilities	(63.7)	(54.4)

Net cash provided by (used in) operating activities	19.8	(24.7)

Cash flows from financing activities:
Net change in short-term debt	78.9	2.7
Proceeds from issuance of long-term debt	300.5	1,025.0
Payments on long-term debt	(132.6)	(1,095.0)
Issuance (repurchase) of common stock, net	(433.0)	(40.0)
Dividends paid	(7.5)	(15.0)
Debt issuance costs	(3.4)	(12.1)
Other	5.8	2.2

Net cash used in financing activities	(191.3)	(132.2)

Cash flows from investing activities:
Additions to property, plant and equipment	(50.1)	(51.1)
Other	6.3	(9.6)

Net cash used in investing activities	(43.8)	(60.7)

Effect of exchange rate changes on cash and cash equivalents	(2.8)	16.8

Net decrease in cash and cash equivalents	(218.1)	(200.8)
Cash and cash equivalents at beginning of period	808.3	695.4

Cash and cash equivalents at end of period	$590.2	$494.6

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

Supplemental Information

Stock-based compensation costs, which are included in selling, general and administrative expenses (“SG&A”), were $5.5 and $3.3 for the three months ended June 30, 2012 and 2011, respectively, and $24.6 and $18.9 for the six months ended June 30, 2012 and 2011, respectively.

Interest expense is net of interest income of $1.4 for the three months ended June 30, 2012 and 2011, respectively, and $3.1 and $2.6, for the six months ended June 30, 2012 and 2011, respectively.

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

2. Inventories

Inventories are comprised of the following at June 30, 2012 and December 31, 2011:

(in millions)	June 30, 2012	December 31, 2011
Raw materials and supplies	$245.8	$219.4
Work-in-process	83.0	89.6
Finished goods	1,126.0	965.4

Total inventories	$1,454.8	$1,274.4

3. Property, Plant and Equipment

Property, plant and equipment, net, consist of the following at June 30, 2012 and December 31, 2011:

(in millions)	June 30, 2012	December 31, 2011
Land	$46.7	$47.2
Buildings	312.7	286.7
Machinery and equipment	1,062.8	1,032.4

	1,422.2	1,366.3
Less: Accumulated depreciation	(825.9)	(750.4)

Total property, plant and equipment, net	$596.3	$615.9

Depreciation of property, plant and equipment was $31.3 and $36.6 for the three months ended June 30, 2012 and 2011, respectively, and $62.6 and $72.0 for the six months ended June 30, 2012 and 2011, respectively.

4. Goodwill and Intangibles

Goodwill activity for the six months ended June 30, 2012 is as follows:

				June 30, 2012
(in millions)	Net Book Value at December 31, 2011	Additions	Foreign Exchange and Other Adjustments	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Goodwill
Outdoor Solutions	$687.7	$—	$(0.1)	$706.1	$(18.5)	$687.6
Consumer Solutions	492.3	—	(0.1)	492.2	—	492.2
Branded Consumables	515.6	—	—	741.4	(225.8)	515.6
Process Solutions	21.5	—	—	21.5	—	21.5

	$1,717.1	$—	$(0.2)	$1,961.2	$(244.3)	$1,716.9

Intangibles activity for the six months ended June 30, 2012 is as follows:

(in millions)	Gross Carrying Amount at December 31, 2011	Additions	Accumulated Amortization and Foreign Exchange	Net Book Value at June 30, 2012	Amortization Periods (years)
Intangibles
Patents	$7.5	$—	$(2.5)	$5.0	12-30
Manufacturing process and expertise	42.1	—	(36.7)	5.4	3-7
Brand names	18.3	—	(5.5)	12.8	4-20
Customer relationships and distributor channels	253.6	—	(48.7)	204.9	10-35
Trademarks and tradenames	922.0	—	(6.3)	915.7	indefinite

	$1,243.5	$—	$(99.7)	$1,143.8

Amortization of intangibles was $4.0 and $4.7 for the three months ended June 30, 2012 and 2011, respectively, and $8.6 and $9.4 for the six months ended June 30, 2012 and 2011, respectively.

5. Warranty Reserve

The warranty reserve activity for the six months ended June 30, 2012 is as follows:

(in millions)	2012
Warranty reserve at January 1,	$84.8
Provision for warranties issued	64.8
Warranty claims paid	(70.3)
Acquisitions and other adjustments	(0.2)

Warranty reserve at June 30,	$79.1

6. Debt

Debt is comprised of the following at June 30, 2012 and December 31, 2011:

(in millions)	June 30, 2012	December 31, 2011
Senior Secured Credit Facility Term Loans	$1,272.8	$1,001.6
8% Senior Notes due 2016 (a)	295.1	294.6
6 1/8% Senior Notes due 2022 (a)	300.0	300.0
7 1/2% Senior Subordinated Notes due 2017 (b)	655.9	656.5
7 1/2% Senior Subordinated Notes due 2020 (b)	457.9	464.0
Securitization Facility	383.8	300.0
Revolving Credit Facility	—	—
2% Subordinated Note	—	99.7
Non-U.S. borrowings	27.6	35.6
Other	7.3	7.4

Total debt	3,400.4	3,159.4

Less: current portion	(481.4)	(269.3)

Total long-term debt	$2,919.0	$2,890.1

(a)	Collectively, the “Senior Notes.”
(b)	Collectively, the “Senior Subordinated Notes.”

In February 2012, the Company entered into an amendment to and borrowed $300 under its senior secured credit facility (the “Facility”), which is comprised of $150 under the existing senior secured term loan A facility that matures in March 2016 and bears interest at LIBOR plus a spread of 225 basis points; and $150 under the existing senior secured term loan B facility that matures in January 2017 and bears interest at LIBOR plus a spread of 300 basis points. The proceeds were used, in part, to repurchase shares of the Company’s common stock under the Company’s accelerated stock repurchase program (see Note 10).

In February 2012, the Company entered into an amendment to its securitization facility that, in part, increased maximum borrowings from $300 to $400 and extended the maturity date from May 2014 until February 2015. Following the renewal, the borrowing rate margin is 0.90% and the unused line fee is 0.45% per annum.

At June 30, 2012 and December 31, 2011, the carrying value of total debt approximates fair market value. The fair market value (Level 1 measurement) of the Company’s Senior Notes and Senior Subordinated Notes are based upon quoted market prices. The fair market value (Level 2 measurement) of the Company’s other long-term debt is estimated using interest rates currently available to the Company for debt with similar terms and maturities.

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

Cash Flow Hedges

At June 30, 2012, the Company had $750 notional amount outstanding in swap agreements, which included $350 notional amount of forward-starting swaps that will become effective commencing December 31, 2013, that exchange variable rates of interest (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through December 2015. At June 30, 2012, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swaps, was approximately 1.6%. The effective portion of the after-tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (loss) (“AOCI”).

Forward Foreign Currency Contracts

The Company uses foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through March 2014. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At June 30, 2012, the Company had approximately $418 notional amount of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases and sales.

At June 30, 2012, the Company had outstanding approximately $209 notional amount of foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through December 2013. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty, and in certain instances, allow the Company to benefit should the cost of the commodity fall below certain dollar thresholds. At June 30, 2012, the Company had outstanding approximately $12 notional amount of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through March 2014. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

The following table presents the fair value of derivative financial instruments as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Fair Value of Derivatives		Fair Value of Derivatives
(in millions)	Asset (a)	Liability (a)	Asset (a)	Liability (a)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$—	$11.4	$—	$8.4
Foreign currency contracts	10.1	6.9	12.2	8.1

Subtotal	10.1	18.3	12.2	16.5

Derivatives not designated as effective hedges:
Foreign currency contracts	0.7	2.0	1.1	1.7
Commodity contracts	—	1.0	1.0	0.3

Subtotal	0.7	3.0	2.1	2.0

Total	$10.8	$21.3	$14.3	$18.5

(a)	Consolidated balance sheet location:

Asset: Other current and non-current assets

Liability: Other non-current liabilities

The following table presents gain and loss activity (on a pretax basis) for the three and six months ended June 30, 2012 and 2011 related to derivative financial instruments designated as effective hedges:

	Three months ended June 30, 2012			Three months ended June 30, 2011
	Gain/(Loss)			Gain/(Loss)
(in millions)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(2.3)	—	$—	$(4.3)	—	$—
Foreign currency contracts	1.0	2.3	(0.1)	(2.6)	(7.5)	(2.3)

Total	$(1.3)	2.3	$(0.1)	$(6.9)	(7.5)	$(2.3)

Location of gain/(loss) in the consolidated results of operations:
Sales		$0.3	$—		$0.1	$—
Cost of Sales		2.0	—		(7.6)	—
SG&A		—	(0.1)		—	(2.3)
Interest expense		—	—		—	—

Total		$2.3	$(0.1)		$(7.5)	$(2.3)

	Six months ended June 30, 2012			Six months ended June 30, 2011
	Gain/(Loss)			Gain/(Loss)
(in millions)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(2.8)	$—	$—	$(2.5)	$—	$—
Foreign currency contracts	2.3	2.5	(0.8)	(11.7)	(10.6)	(5.6)

Total	$(0.5)	$2.5	$(0.8)	$(14.2)	$(10.6)	$(5.6)

Location of gain/(loss) in the consolidated results of operations:
Sales		$—	$—		$(0.4)	$—
Cost of Sales		2.5	—		(10.2)	—
SG&A		—	(0.8)		—	(5.6)
Interest expense		—	—		—	—

Total		$2.5	$(0.8)		$(10.6)	$(5.6)

(a)	Represents effective portion recognized in Other Comprehensive Income (“OCI”).
(b)	Represents portion excluded from effectiveness testing.

At June 30, 2012, deferred net gains of approximately $9 within AOCI are expected to be reclassified to earnings over the next twelve months.

The following table presents gain and loss activity (on a pretax basis) for the three and six months ended June 30, 2012 and 2011 related to derivative financial instruments not designated as effective hedges:

	Gain/(Loss) Recognized in Income (a)
	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Derivatives not designated as effective hedges:
Cash flow hedges:
Foreign currency contracts	$(1.3)	$0.6	$(3.2)	$(0.9)
Commodity contracts	(1.4)	(0.3)	(0.9)	—

Total	$(2.7)	$0.3	$(4.1)	$(0.9)

(a)	Classified in SG&A.

Net Investment Hedge

The Company designated its Euro-denominated 7 1/2% senior subordinated notes due 2020, with an aggregate principal balance of €150 (the “Hedging Instrument”), as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-denominated subsidiaries. Foreign currency gains and losses on the Hedging Instrument are included as a component of AOCI. At June 30, 2012, $3.6 of deferred gains have been recorded in AOCI.

8. Fair Value Measurements

The following table summarizes assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
	Fair Value Asset (Liability)			Fair Value Asset (Liability)
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Derivatives:
Assets	$—	$2.3	$2.3	$—	$4.4	$4.4
Liabilities	—	12.8	12.8	—	(8.6)	(8.6)
Available for sale securities	—	19.5	19.5	—	19.5	19.5

Derivative assets and liabilities relate to interest rate swaps, foreign currency contracts and commodity contracts. Fair values are determined by the Company using market prices obtained from independent brokers or determined using valuation models that use as their basis readily observable market data that is actively quoted and can be validated through external sources, including independent pricing services, brokers and market transactions. Available-for-sale securities include inflation protected bonds and are valued based on quoted market prices in a non-actively traded market.

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

Due to the uncertainties described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of June 30, 2012.

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

10. Stockholders’ Equity

In January 2012, the Company commenced a “modified Dutch auction” self-tender offer (the “Offer”) to purchase up to $500 in value of its common stock. In March 2012, pursuant to the terms of the Offer, the Company repurchased approximately12.1 million shares of its common stock for a total purchase price of approximately $435 or $36.00 per share. The repurchase of shares of common stock under the Offer was made pursuant to the Company’s existing stock repurchase program, pursuant to which the Company is authorized to repurchase up to $500 aggregate amount of outstanding shares of common stock at prevailing market prices or in privately-negotiated transactions. There were no shares of common stock repurchased during the six months ended June 30, 2012, other than those repurchased under the Offer.

11. Earnings Per Share

The computations of the weighted average shares outstanding for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Weighted average shares outstanding:
Basic	76.5	88.6	80.7	88.8
Dilutive share-based awards	0.4	0.5	0.5	0.5

Diluted	76.9	89.1	81.2	89.3

Stock options and warrants to purchase 2.2 million shares of the Company’s common stock at June 30, 2011 had exercise prices that exceeded the average market price of the Company’s common stock for the three months ended June 30, 2011. As such, these share-based awards did not affect the computation of diluted earnings per share.

12. Employee Benefit Plans

The components of pension and postretirement benefit expense for the three and six months ended June 30, 2012 and 2011 are as follows:

	Pension Benefits
	Three months ended June 30,
	2012			2011
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$0.1	$0.4	$0.5	$0.1	$0.4	$0.5
Interest cost	3.6	0.7	4.3	4.0	0.7	4.7
Expected return on plan assets	(4.0)	(0.4)	(4.4)	(3.9)	(0.3)	(4.2)
Amortization, net	1.7	0.1	1.8	0.8	—	0.8

Net periodic expense	$1.4	$0.8	$2.2	$1.0	$0.8	$1.8

	Six months ended June 30,
	2012			2011
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$0.1	$0.9	$1.0	$0.1	$0.9	$1.0
Interest cost	7.3	1.3	8.6	8.0	1.4	9.4
Expected return on plan assets	(8.1)	(0.7)	(8.8)	(7.8)	(0.7)	(8.5)
Amortization, net	3.5	0.1	3.6	1.6	—	1.6

Net periodic expense	$2.8	$1.6	$4.4	$1.9	$1.6	$3.5

	Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Service cost	$—	$0.1	$—	$0.2
Interest cost	0.1	0.2	0.2	0.4
Amortization, net	(0.2)	(0.2)	(0.3)	(0.4)

Net periodic expense	$(0.1)	$0.1	$(0.1)	$0.2

13. Reorganization Costs

The Company did not incur any reorganization costs for both the three and six months ended June 30, 2012 and 2011.

Accrued Reorganization Costs

Details and the activity related to accrued reorganization costs as of and for the six months ended June 30, 2012 are as follows:

(in millions)	Accrual Balance at December 31, 2011	Reorganization Costs, net	Payments	Foreign Currency and Other	Accrual Balance at June 30, 2012
Severance and other employee-related	$7.3	$—	$(5.8)	$0.3	$1.8
Other costs	9.9	—	(2.0)	(0.3)	7.6

Total	$17.2	$—	$(7.8)	$—	$9.4

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

Segment information as of and for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three months ended June 30, 2012
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated

Net sales	$747.3	$403.0	$439.1	$103.3	$(17.1)	$1,675.6	$—	$1,675.6

Segment earnings (loss)	95.7	53.4	68.6	14.4	—	232.1	(20.5)	211.6
Adjustments to reconcile to reported operating earnings (loss):
Depreciation and amortization	(10.4)	(8.6)	(11.6)	(3.7)	—	(34.3)	(1.0)	(35.3)

Operating earnings (loss)	$85.3	$44.8	$57.0	$10.7	$—	$197.8	$(21.5)	$176.3

Other segment data:
Total assets	$2,895.5	$1,870.9	$1,827.5	$193.9	$—	$6,787.8	$273.0	$7,060.8

	Three months ended June 30, 2011
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated

Net sales	$772.8	$389.2	$434.1	$92.3	$(14.6)	$1,673.8	$—	$1,673.8

Segment earnings (loss)	118.9	51.0	59.9	9.6	—	239.4	(33.2)	206.2
Adjustments to reconcile to reported operating earnings (loss):
Depreciation and amortization	(15.3)	(7.5)	(14.9)	(3.0)	—	(40.7)	(0.6)	(41.3)

Operating earnings (loss)	$103.6	$43.5	$45.0	$6.6	$—	$198.7	$(33.8)	$164.9

	Six months ended June 30, 2012
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated

Net sales	$1,417.4	$750.9	$841.7	$195.1	$(34.1)	$3,171.0	$—	$3,171.0

Segment earnings (loss)	167.3	97.0	120.7	26.4	—	411.4	(62.3)	349.1
Adjustments to reconcile to reported operating earnings (loss):
Depreciation and amortization	(24.2)	(15.7)	(23.0)	(6.7)	—	(69.6)	(1.6)	(71.2)

Operating earnings (loss)	$143.1	$81.3	$97.7	$19.7	$—	$341.8	$(63.9)	$277.9

	Six months ended June 30, 2011
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated

Net sales	$1,450.3	$736.0	$820.1	$181.3	$(30.5)	$3,157.2	$—	$3,157.2

Segment earnings (loss)	183.6	97.6	107.3	19.4	—	407.9	(67.6)	340.3
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	—	—	(5.3)	—	—	(5.3)	—	(5.3)
Depreciation and amortization	(30.0)	(14.7)	(29.5)	(6.0)	—	(80.2)	(1.2)	(81.4)

Operating earnings (loss)	$153.6	$82.9	$72.5	$13.4	$—	$322.4	$(68.8)	$253.6

15. Condensed Consolidating Financial Data

The Company’s Senior Notes and Senior Subordinated Notes (see Note 6) are fully guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The guarantees of the Guarantor Subsidiaries are subject to release only in certain limited circumstances. The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these notes. Presented below is the condensed consolidating financial data of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011.

Condensed Consolidating Results of Operations

	Three months ended June 30, 2012
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,127.4	$734.5	$(186.3)	$1,675.6
Costs and expenses	23.0	1,002.1	660.5	(186.3)	1,499.3

Operating (loss) earnings	(23.0)	125.3	74.0	—	176.3
Other expense, net	74.7	12.1	6.3	—	93.1
Equity in the income of subsidiaries	180.9	57.2	—	(238.1)	—

Net income (loss)	$83.2	$170.4	$67.7	$(238.1)	$83.2

Comprehensive income (loss)	$40.6	$129.2	$66.0	$(195.2)	$40.6

	Three months ended June 30, 2011
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,016.7	$704.5	$(47.4)	$1,673.8
Costs and expenses	36.0	882.6	637.7	(47.4)	1,508.9

Operating (loss) earnings	(36.0)	134.1	66.8	—	164.9
Other expense, net	69.4	7.7	13.9	—	91.0
Equity in the income of subsidiaries	179.3	49.3	—	(228.6)	—

Net income (loss)	$73.9	$175.7	$52.9	$(228.6)	$73.9

Comprehensive income (loss)	$92.9	$197.3	$55.7	$(253.0)	$92.9

	Six months ended June 30, 2012
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,068.5	$1,439.8	$(337.3)	$3,171.0
Costs and expenses	65.5	1,860.6	1,304.3	(337.3)	2,893.1

Operating (loss) earnings	(65.5)	207.9	135.5	—	277.9
Other expense, net	127.5	16.8	15.3	—	159.6
Equity in the income of subsidiaries	311.3	109.7	—	(421.0)	—

Net income (loss)	$118.3	$300.8	$120.2	$(421.0)	$118.3

Comprehensive income (loss)	$102.1	$286.3	$119.5	$(405.8)	$102.1

	Six months ended June 30, 2011
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,850.4	$1,387.5	$(80.7)	$3,157.2
Costs and expenses	81.0	1,621.9	1,281.4	(80.7)	2,903.6

Operating (loss) earnings	(81.0)	228.5	106.1	—	253.6
Other expense, net	120.6	16.2	23.9	—	160.7
Equity in the income of subsidiaries	294.5	79.1	—	(373.6)	—

Net income (loss)	$92.9	$291.4	$82.2	$(373.6)	$92.9

Comprehensive income (loss)	$142.8	$342.8	$80.9	$(423.7)	$142.8

Condensed Consolidating Balance Sheets

	As of June 30, 2012
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$165.1	$974.4	$2,333.1	$—	$3,472.6
Investment in subsidiaries	5,786.6	1,702.6	—	(7,489.2)	—
Non-current assets	1,559.1	5,221.6	3,501.4	(6,693.9)	3,588.2

Total assets	$7,510.8	$7,898.6	$5,834.5	$(14,183.1)	$7,060.8

Liabilities and stockholders’ equity
Current liabilities	$198.8	$586.6	$899.6	—	$1,685.0
Non-current liabilities	5,685.3	1,772.9	2,984.8	(6,693.9)	3,749.1
Stockholders’ equity	1,626.7	5,539.1	1,950.1	(7,489.2)	1,626.7

Total liabilities and stockholders’ equity	$7,510.8	$7,898.6	$5,834.5	$(14,183.1)	$7,060.8

	As of December 31, 2011
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$359.0	$995.9	$2,140.0	$(1.4)	$3,493.5
Investment in subsidiaries	5,688.8	1,748.1	—	(7,436.9)	—
Non-current assets	114.5	4,003.9	914.0	(1,409.2)	3,623.2

Total assets	$6,162.3	$6,747.9	$3,054.0	$(8,847.5)	$7,116.7

Liabilities and stockholders’ equity
Current liabilities	$260.8	$589.0	$614.1	(0.2)	$1,463.7
Non-current liabilities	3,989.5	507.0	654.9	(1,410.4)	3,741.0
Stockholders’ equity	1,912.0	5,651.9	1,785.0	(7,436.9)	1,912.0

Total liabilities and stockholders’ equity	$6,162.3	$6,747.9	$3,054.0	$(8,847.5)	$7,116.7

Condensed Consolidating Statements of Cash Flows

	Six months ended June 30, 2012
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(145.4)	$223.7	$(58.5)	$19.8

Financing activities:
Net change in short-term debt	—	—	78.9	78.9
Proceeds (payments) from (to) intercompany transactions	226.4	(219.5)	(6.9)	—
Proceeds from issuance of long-term debt	300.0	0.5	—	300.5
Payments on long-term debt	(128.8)	(0.2)	(3.6)	(132.6)
Issuance (repurchase) of common stock, net	(433.0)	—	—	(433.0)
Dividends paid	(7.5)	—	—	(7.5)
Other	2.4	—	—	2.4

Net cash provided by (used in) financing activities	(40.5)	(219.2)	68.4	(191.3)

Investing activities:
Additions to property, plant and equipment	(4.4)	(26.8)	(18.9)	(50.1)
Other	2.3	1.3	2.7	6.3

Net cash used in investing activities	(2.1)	(25.5)	(16.2)	(43.8)

Effect of exchange rate changes on cash	—	—	(2.8)	(2.8)

Net increase (decrease) in cash and cash equivalents	(188.0)	(21.0)	(9.1)	(218.1)
Cash and cash equivalents at beginning of period	335.4	23.8	449.1	808.3

Cash and cash equivalents at end of period	$147.4	$2.8	$440.0	$590.2

	Six months ended June 30, 2011
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(111.3)	$192.3	$(105.7)	$(24.7)

Financing activities:
Net change in short-term debt	—	—	2.7	2.7
Proceeds (payments) from (to) intercompany transactions	100.7	(136.8)	36.1	—
Proceeds from issuance of long-term debt	1,025.0	—	—	1,025.0
Payments on long-term debt	(1,095.0)	—	—	(1,095.0)
Issuance (repurchase) of common stock, net	(40.0)	—	—	(40.0)
Dividends paid	(15.0)	—	—	(15.0)
Other	(9.9)	—	—	(9.9)

Net cash provided by (used in) financing activities	(34.2)	(136.8)	38.8	(132.2)

Investing activities:
Additions to property, plant and equipment	(0.5)	(43.6)	(7.0)	(51.1)
Other	—	(9.6)	—	(9.6)

Net cash used in investing activities	(0.5)	(53.2)	(7.0)	(60.7)

Effect of exchange rate changes on cash	—	—	16.8	16.8

Net increase (decrease) in cash and cash equivalents	(146.0)	2.3	(57.1)	(200.8)
Cash and cash equivalents at beginning of period	287.1	15.5	392.8	695.4

Cash and cash equivalents at end of period	$141.1	$17.8	$335.7	$494.6

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

Summary of Significant 2012 Activities

•

In February 2012, the Company entered into an amendment to and borrowed $300 million under its senior secured credit facility (the “Facility”), which is comprised of $150 million under its existing senior secured term loan A facility and $150 million under its existing senior secured term loan B facility.

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

Venezuela Operations

The Company’s subsidiaries operating in Venezuela are considered under generally accepted accounting principles in the United States of America (“GAAP”) to be operating in a highly inflationary economy. As such, the Company’s financial statements of its subsidiaries operating in Venezuela are remeasured as if their functional currency were the U.S. dollar and gains and losses resulting from the remeasurement of monetary assets and liabilities are reflected in current earnings. The financial statements of the Company’s subsidiaries operating in Venezuela are remeasured at and are reflected in the Company’s consolidated financial statements at the official exchange rate of 4.30 Bolivars per U.S. dollar, which is the Company’s expected settlement rate.

The transfers of funds out of Venezuela are subject to restrictions, and historically, payments for certain imported goods and services have been required to be transacted by exchanging Bolivars for U.S. dollars through government-regulated markets at exchange rates that are more unfavorable than the official exchange rate of 4.30 Bolivars per U.S. dollar. The current foreign currency exchange system is the System of Transactions in Foreign Currency Denominated Securities (“SITME”) market. Historically, the majority of the Company’s purchases have qualified for the official exchange rate. As such, the Company has been able to convert Bolivars at the official exchange rate and, based upon this ability, the Company does not expect changes in the SITME market to have a material impact on the consolidated financial position, results of operations or cash flows of the Company. While the timing of government approval for settlement of payables at the official exchange rate varies, the Company believes these payables will ultimately be approved and settled at the official exchange rate based on past experience. However, if in the future, further restrictions require the Company’s subsidiaries operating in Venezuela to convert an increasing amount of the Bolivar cash balances into U.S. dollars using the more unfavorable exchange rate, it could result in currency exchange losses that may be material to the Company’s results of operations. At June 30, 2012, the Company’s subsidiaries operating in Venezuela have approximately $15 million in cash denominated in U.S. dollars and cash of approximately $48 million denominated in Bolivars converted at the official exchange rate.

Results of Operations – Comparing 2012 to 2011

	Net Sales		Operating Earnings (Loss)
	Three months ended June 30,		Three months ended June 30,
(in millions)	2012	2011	2012	2011
Outdoor Solutions	$747.3	$772.8	$85.3	$103.6
Consumer Solutions	403.0	389.2	44.8	43.5
Branded Consumables	439.1	434.1	57.0	45.0
Process Solutions	103.3	92.3	10.7	6.6
Corporate	—	—	(21.5)	(33.8)
Intercompany eliminations	(17.1)	(14.6)	—	—

	$1,675.6	$1,673.8	$176.3	$164.9

Note: Changes in net sales on a currency neutral basis that are presented hereafter are provided to enhance visibility of the underlying operations by excluding the impact of foreign currency translation.

Three Months Ended June 30, 2012 versus the Three Months Ended June 30, 2011

Net sales for three months ended June 30, 2012 increased $1.8 million, or 0.1%, to $1.7 billion versus the same period in the prior year. Excluding the impact of exiting certain product categories, net sales on a currency neutral basis increased 3.7%, primarily due to increased sell-through in certain categories and expanded product offerings, partially offset by weakness in certain product categories. Unfavorable foreign currency translation and the exiting of certain product categories accounted for a decrease in net sales of approximately 2% and 1%, respectively.

Net sales in the Outdoor Solutions segment decreased $25.5 million, or 3.3%. Excluding the impact of exiting certain product categories, net sales on a currency neutral basis increased approximately 1%, primarily due to increased sales in the fishing business, expanded product offerings, increased point of sale and the absence of the floods experienced in the second quarter of 2011 in North America, and a net increase in sales on a currency neutral basis in all the other business units within Outdoor Solutions except the camping and related businesses which experienced a decrease in sales, primarily due to the exiting of certain product categories, weakness in certain product categories and decreased demand in Europe due to unfavorable economic conditions and the absence of higher tsunami-related sales recorded in the second quarter of 2011. Unfavorable foreign currency translation and the exiting of certain product categories each accounted for an approximate 2% decrease in net sales for a combined approximate 4% decrease in net sales.

Net sales in the Consumer Solutions segment increased $13.8 million, or 3.6%. On a currency neutral basis net sales increased by approximately 5%. The increase is primarily due to increased demand internationally, primarily in Latin America, primarily due to increased point of sale, expanded distribution and new product offerings. Domestic net sales were essentially flat on a period-over-period basis as increased appliance sales were mostly offset by weakness in certain personal care and wellness categories. Unfavorable foreign currency translation accounted for a decrease of approximately 2% in net sales.

Net sales in the Branded Consumables segment increased $5.0 million, or 1.2%. Increased sales on a currency neutral basis in the baby care, home care and leisure and entertainment, provided an increase in net sales of approximately 6%, in part due to increased sales in certain product categories, especially the food preservation category, primarily due to increased point of sale, favorable weather conditions and expanded distribution, partially offset by softness in firelog sales, which were negatively affected by unfavorable weather conditions. Unfavorable foreign currency translation accounted for a decrease of approximately 5% in net sales.

Net sales in the Process Solutions segment increased 11.9% on a period-over-period basis, primarily due to increased sales within in each of its business units.

Cost of Sales

Cost of sales decreased $17.1 million, or 1.4%, to $1.2 billion for three months ended June 30, 2012 versus the same prior year period. The decrease is primarily due to foreign currency translation (approximately $30 million), partially offset by approximately $12 million related to the net impact on cost of sales of higher sales and improved margins, in part due to declines in certain commodity and distribution costs. Cost of sales as a percentage of net sales for the three months ended June 30, 2012 and 2011 was 70.4% and 71.5%, respectively.

Selling, General And Administrative Costs

Selling, general and administrative costs (“SG&A”) increased $7.5 million, or 2.4%, to $320 million for the three months ended June 30, 2012 versus the same prior year period. The change is primarily due to an increase in marketing and product development costs (approximately $8 million) related to the Company’s investment in brand equity, partially offset by other items.

Operating Earnings

Operating earnings for the three months ended June 30, 2012 in the Outdoor Solutions segment decreased $18.3 million, or 17.7%, versus the same prior year period, primarily due to a gross profit decrease (approximately $6 million), primarily due to the gross margin impact of lower sales and an increase in SG&A (approximately $12 million). Operating earnings for the three months ended June 30, 2012 in the Consumer Solutions segment increased $1.3 million, or 3.0%, versus the same prior year period, primarily due to a gross profit increase (approximately $10 million), primarily due to increased margins and the gross margin impact of higher sales, partially offset by an increase in SG&A (approximately $9 million). Operating earnings for the three months ended June 30, 2012 in the Branded Consumables segment increased $12.0 million, or 26.7%, versus the same prior year period, primarily due to a gross profit increase (approximately $10 million), primarily due to increased margins and the gross margin impact of higher sales and a decrease in SG&A (approximately $2 million). Operating earnings in the Process Solutions segment for the three months ended June 30, 2012 increased $4.1 million, or 62%, versus the same prior year period, primarily due to an increase in gross profit (approximately $4 million), primarily due to improved margins and the gross margin impact of higher sales.

Interest Expense

Net interest decreased by $1.0 million to $45.0 million for the three months ended June 30, 2012 versus the same prior year period primarily due to a decrease in the weighted average interest rate for 2012 to 5.2% from 5.4% in 2011, partially offset by higher average debt levels.

Income Taxes

The Company’s reported tax rate for the three months ended June 30, 2012 and 2011 was 36.6 % and 37.8%, respectively. The increase from the statutory tax rate to the reported tax rate for the three months ended June 30, 2012 results principally from U.S. tax expense related to the taxation of foreign income. The increase from the statutory tax rate to the reported tax rate for the three months ended June 30, 2011 results principally from U.S. tax expense related to the taxation of foreign income and the establishment of a foreign valuation allowance.

Net Income

Net income for the three months ended June 30, 2012 increased $9.3 million to $83.2 million versus the same prior year period. For the three months ended June 30, 2012 and 2011, earnings per diluted share were $1.08 and $0.83, respectively. The increase in net income was primarily due to a gross profit increase (approximately $19 million), primarily due to increased margins and higher sales, partially offset by the aforementioned increase in SG&A. On a period-over-period basis, the diluted weighted average shares outstanding decreased approximately 14%, primarily due to the Company’s accelerated stock repurchase program (see “Capital Resources”).

Six Months Ended June 30, 2012 versus the Six Months Ended June 30, 2011

	Net Sales		Operating Earnings (Loss)
	Six months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Outdoor Solutions	$1,417.4	$1,450.3	$143.1	$153.6
Consumer Solutions	750.9	736.0	81.3	82.9
Branded Consumables	841.7	820.1	97.7	72.5
Process Solutions	195.1	181.3	19.7	13.4
Corporate	—	—	(63.9)	(68.8)
Intercompany eliminations	(34.1)	(30.5)	—	—

	$3,171.0	$3,157.2	$277.9	$253.6

Note: Changes in net sales on a currency neutral basis that are presented hereafter are provided to enhance visibility of the underlying operations by excluding the impact of foreign currency translation.

Net sales for six months ended June 30, 2012 increased $13.8 million, or 0.4%, to $3.2 billion versus the same period in the prior year. Excluding the impact of exiting certain product categories, net sales on a currency neutral basis increased 3.3%, primarily due to increased sell-through in certain other categories and expanded product offerings, partially offset by weakness in certain product categories. Unfavorable foreign currency translation and the exiting of certain product categories accounted for a decrease in net sales of approximately 2% and 1%, respectively.

Net sales in the Outdoor Solutions segment decreased $32.9 million, or 2.3%. Excluding the impact of exiting certain product categories, net sales on a currency neutral basis increased approximately 1%, primarily due to increased sales on a currency neutral basis in the fishing and technical apparel businesses, which provided an increase in net sales of approximately 3%, largely related to expanded product offerings, increased point of sale and favorable weather conditions in North America. This increase was more than offset by an approximate 4% decrease in net sales on a currency neutral basis in the camping and outdoor, team sports and winter sports businesses, primarily due to the exiting of certain product categories, weakness in certain product categories and decreased demand in Europe due to unfavorable economic conditions and the absence of higher tsunami-related sales recorded in the second quarter of 2011, combined with softness in the winter sports business, which was negatively affected by unfavorable winter weather conditions. Unfavorable foreign currency translation and the exiting of certain product categories accounted for a decrease in net sales of approximately 1% and 2%, respectively.

Net sales in the Consumer Solutions segment increased $14.9 million, or 2.0%. On a currency neutral basis net sales increased by approximately 3%. The increase is primarily due to increased demand internationally, primarily in Latin America, accounted for an increase in net sales of approximately 3%, primarily due to increased point of sale, expanded distribution and new product offerings. Domestic net sales were essentially flat on a period-over-period basis as increased appliance sales were mostly offset by weakness in certain personal care and wellness categories. Unfavorable foreign currency translation accounted for a decrease of approximately 1% in net sales.

Net sales in the Branded Consumables segment increased $21.6 million, or 2.6%. Increased sales on a currency neutral basis in the baby care, home care, leisure and entertainment and safety and security businesses provided an increase in net sales of approximately 6%, in part due to increased sales in certain product categories, especially the food preservation category, primarily due to increased point of sale, favorable weather conditions and expanded distribution, partially offset by softness in firelog sales, which were negatively affected by unfavorable weather conditions. Unfavorable foreign currency translation accounted for a decrease of approximately 3% in net sales.

Net sales in the Process Solutions segment increased 7.6% on a period-over-period basis, primarily due to increased sales within in each of its business units.

Cost of Sales

Cost of sales decreased $22.9 million, or 1.0%, to $2.3 billion for six months ended June 30, 2012 versus the same prior year period. The decrease is primarily due to foreign currency translation (approximately $40 million), partially offset by approximately $20 million related to the net impact on cost of sales of higher sales and improved margins, in part due to declines in certain commodity and distribution costs. Cost of sales as a percentage of net sales for the six months ended June 30, 2012 and 2011 was 71.1% and 72.2%, respectively.

Selling, General And Administrative Costs

SG&A increased $12.4 million, or 2.0%, to $638 million for the six months ended June 30, 2012 versus the same prior year period. The change is primarily due to an increase in marketing and product development costs (approximately $12 million) related to the Company’s investment in brand equity partially offset by other items.

Operating Earnings

Operating earnings for the six months ended June 30, 2012 in the Outdoor Solutions segment decreased $10.5 million, or 6.8%, versus the same prior year period, primarily due to an increase in SG&A of approximately $12 million. The negative gross margin impact of lower sales was more than offset by improved margins. Operating earnings for the six months ended June 30, 2012 in the Consumer Solutions segment decreased $1.6 million, or 1.9%, versus the same prior year period, primarily due to an increase in SG&A (approximately $8 million), partially offset a by gross profit increase (approximately $6 million), primarily due to improved margins and the gross margin impact of higher sales. Operating earnings for the six months ended June 30, 2012 in the Branded Consumables segment increased $25.2 million, or 34.8%, versus the same prior year period, primarily due to a gross profit increase (approximately $23 million), primarily due to improved margins and the gross margin impact of higher sales. Operating earnings in the Process Solutions segment for the six months ended June 30, 2012 increased $6.3 million, or 47.0%, versus the same prior year period, primarily due to an increase in gross profit, primarily due to improved margins and the gross margin impact of higher sales.

Interest Expense

Net interest decreased $1.4 million to $89.7 million for the six months ended June 30, 2012 versus the same prior year period primarily due to a decrease in the weighted average interest rate for 2012 to 5.3% from 5.5% in 2011, partially offset by higher average debt levels.

Income Taxes

The Company’s reported tax rate for the six months ended June 30, 2012 and 2011 was 37.1 % and 37.9%, respectively. The increase from the statutory tax rate to the reported tax rate for the six months ended June 30, 2012 results principally from U.S. tax expense related to the taxation of foreign income. The increase from the statutory tax rate to the reported tax rate for the six months ended June 30, 2011 results principally from U.S. tax expense related to the taxation of foreign income and the establishment of a foreign valuation allowance.

Net Income

Net income for the six months ended June 30, 2012 increased $25.4 million to $118 million versus the same prior year period. For the six months ended June 30, 2012 and 2011, earnings per diluted share were $1.46 and $1.04, respectively. The increase in net income was primarily due to a gross profit increase (approximately $37 million), primarily due to increased margins and higher sales; and the loss on early extinguishment of debt ($12.8 million) recorded during the six months ended June 30, 2011, partially offset by the aforementioned increase in SG&A. On a period-over-period basis, the diluted weighted average shares outstanding decreased approximately 9%, primarily due to the Company’s accelerated stock repurchase program (see “Capital Resources”).

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

At June 30, 2012, the Company had cash and cash equivalents of $590 million, of which approximately $436 million was held by the Company’s non-U.S. subsidiaries. The Company believes that its cash and cash equivalents, cash generated from operations and the availability under the Facility, the securitization facility and the credit facilities of certain foreign subsidiaries as of June 30, 2012 provide sufficient liquidity to support working capital requirements, planned capital expenditures, debt obligations, completion of current and future reorganization programs and pension plan contribution requirements for the foreseeable future.

Cash Flows from Operating Activities

Net cash provided (used) in operating activities was $19.8 million and ($24.7) million for the six months ended June 30, 2012 and 2011, respectively. The changes are primarily due to the timing of the purchase of comparatively lower seasonal inventory levels in certain businesses, as inventory levels at June 30, 2012 were approximately 8% lower than the comparable prior period-end.

Cash Flows from Financing Activities

Net cash used in financing activities was $191 million and $132 million for the six months ended June 30, 2012 and 2011,

respectively. The change is primarily due to a $393 million increase in the payments for the issuance (repurchase) of common stock, net, partially offset by the period-over-period increase in the proceeds from the issuance of long-term debt in excess of payments on long-term debt ($238 million) and the period-over-period increase in the net change in short-term debt ($76.2 million).

Cash Flows from Investing Activities

Net cash used in investing activities was $43.8 million and $60.7 million for the six months ended June 30, 2012 and 2011, respectively. The change is primarily due to the favorable period-over-period change in other investing activities. For the six months ended June 30, 2012, capital expenditures were $50.1 million versus $51.1 million for the same prior year period. The Company expects to maintain capital expenditures at an annualized run-rate in the range of approximately 2.0% to 2.5% of net sales.

CAPITAL RESOURCES

In February 2012, the Company entered into an amendment to and borrowed $300 million under the Facility, which is comprised of $150 million under its existing senior secured term loan A facility that matures in March 2016 and bears interest at LIBOR plus a spread of 225 basis points; and $150 million under its existing senior secured term loan B facility that matures in January 2017 and bears interest at LIBOR plus a spread of 300 basis points. The proceeds were used, in part, to repurchase shares of the Company’s common stock under its accelerated stock repurchase program.

At June 30 2012, there was no amount outstanding under the Company’s $250 million senior secured revolving credit facility (the “Revolver”) that matures in 2016. The Revolver bears interest at certain selected rates, including LIBOR plus a spread of 225 basis points. At June 30, 2012, commitment fee on unused balances was 0.38% per annum.

The Company maintains a $400 million receivables purchase agreement (the “Securitization Facility”) that matures in February 2015. At June 30, 2012, the borrowing rate margin and the unused line fee on the Securitization Facility were 0.90% and 0.45% per annum, respectively. At June 30, 2012, the Securitization Facility had outstanding borrowings totaling $383 million.

At June 30, 2012, net availability under the Revolver and the Securitization Facility was approximately $226 million, after deducting approximately $40 million of outstanding standby and commercial letters of credit.

Certain foreign subsidiaries of the Company maintain working capital lines of credit with their respective local financial institutions for use in operating activities. At June 30, 2012, the aggregate amount available under these lines of credit totaled approximately $71 million.

The Company was not in default of any of its debt covenants at June 30, 2012.

In January 2012, the Company commenced a “modified Dutch auction” self-tender offer (the “Offer”) to purchase up to $500 million in value of its common stock. In March 2012, pursuant to the terms of the Offer, the Company repurchased 12.1 million shares of its common stock for a total purchase price of approximately $435 million or $36.00 per share. The repurchase of shares of common stock under the Offer was made pursuant to the Company’s existing stock repurchase program (the “Stock Repurchase Program”), pursuant to which the Company is authorized to repurchase up to $500 million aggregate amount of outstanding shares of common stock at prevailing market prices or in privately-negotiated transactions. There were no shares of common stock repurchased during the six months ended June 30, 2012, other than those repurchased under the Offer. At June 30, 2012, approximately $65 million remains available under the Stock Repurchase Program.

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

Cash Flow Hedges

At June 30, 2012, the Company had $750 million notional amount outstanding in swap agreements, which included $350 million notional amount of forward-starting swaps that will become effective commencing December 31, 2013, that exchange variable rates of interest (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through December 2015. At June 30, 2012, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swap, was approximately 1.6%. The effective portion of the after-tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (loss) (“AOCI”).

Forward Foreign Currency Contracts

The Company uses foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through March 2014. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At June 30, 2012, the Company had approximately $418 million notional amount of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases and sales.

At June 30, 2012, the Company had outstanding approximately $209 million notional amount of foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through December 2013. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty, and in certain instances, allow the Company to benefit should the cost of the commodity fall below certain dollar thresholds. At June 30, 2012, the Company had outstanding approximately $12 million notional amount of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through March 2014. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

The following table presents the fair value of derivative financial instruments as of June 30, 2012:

June 30, 2012
(in millions)	Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(11.4)
Foreign currency contracts	3.2

Subtotal	(8.2)

Derivatives not designated as effective hedges:
Foreign currency contracts	(1.3)
Commodity contracts	(1.0)

Subtotal	(2.3)

Total	$(10.5)

Net Investment Hedge

The Company designated its Euro-denominated 7 1/2% senior subordinated notes due 2020, with an aggregate principal balance of €150 million (the “Hedging Instrument”), as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-denominated subsidiaries. Foreign currency gains and losses on the Hedging Instrument are included as a component of AOCI. At June 30, 2012, $3.6 million of deferred gains have been recorded in AOCI.

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

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 15, 2005, and incorporated herein by reference).

3.4	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 17, 2011, and incorporated herein by reference).

3.5	Second Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 17, 2011, and incorporated herein by reference).

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (ii) the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) the Notes to Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*	Filed herewith.
†	This Exhibit represents a management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2012
JARDEN CORPORATION (Registrant)

By:	/s/ James L. Cunningham III
Name:	James L. Cunningham III
Title:	Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (ii) the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) the Notes to Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*	Filed herewith