Form 10-Q
period 2012-09-30
JARDEN CORP
filed 2012-11-05
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2012
Common Stock, par value $0.01 per share	78,122,000 shares

JARDEN CORPORATION

Quarterly Report on Form 10-Q

For the three and nine months ended September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net sales	$1,705.9	$1,784.7	$4,876.9	$4,941.9
Cost of sales	1,204.9	1,267.7	3,459.9	3,545.6

Gross profit	501.0	517.0	1,417.0	1,396.3
Selling, general and administrative	322.9	326.0	961.0	951.7
Reorganization costs, net	9.3	6.2	9.3	6.2

Operating earnings	168.8	184.8	446.7	438.4
Interest expense, net	46.1	43.7	135.8	134.8
Loss on early extinguishment of debt	—	—	—	12.8

Income before taxes	122.7	141.1	310.9	290.8
Income tax provision	45.8	50.4	115.7	107.2

Net income	$76.9	$90.7	$195.2	$183.6

Earnings per share:
Basic	$1.00	$1.03	$2.46	$2.08
Diluted	$1.00	$1.03	$2.45	$2.06
Weighted average shares outstanding:
Basic	76.6	87.7	79.3	88.4
Diluted	77.2	88.2	79.8	88.9

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Comprehensive income:
Net income	$76.9	$90.7	$195.2	$183.6
Other comprehensive income (loss), before tax:
Cumulative translation adjustment	25.6	(68.3)	9.5	(20.6)
Derivative financial instruments	(7.6)	12.6	(10.6)	9.5
Accrued benefit cost	1.5	1.4	4.8	8.8
Unrealized gain (loss) on investment	1.0	(0.4)	1.0	(0.4)

Total other comprehensive income (loss), before tax	20.5	(54.7)	4.7	(2.7)
Income tax (provision) benefit related to other comprehensive income (loss)	1.5	(4.0)	1.1	(6.1)

Comprehensive income	$98.9	$32.0	$201.0	$174.8

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share amounts)

	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$886.7	$808.3
Accounts receivable, net of allowances of $81.8 and $83.9 at September 30, 2012 and December 31, 2011, respectively	1,194.1	1,080.5
Inventories	1,546.8	1,274.4
Deferred taxes on income	191.6	181.6
Prepaid expenses and other current assets	152.9	148.7

Total current assets	3,972.1	3,493.5

Property, plant and equipment, net	614.2	615.9
Goodwill	1,793.0	1,717.1
Intangibles, net	1,209.8	1,156.5
Other assets	145.3	133.7

Total assets	$7,734.4	$7,116.7

Liabilities
Short-term debt and current portion of long-term debt	$502.4	$269.3
Accounts payable	652.5	557.5
Accrued salaries, wages and employee benefits	188.2	181.1
Taxes on income	11.8	22.3
Other current liabilities	451.9	433.5

Total current liabilities	1,806.8	1,463.7

Long-term debt	3,313.1	2,890.1
Deferred taxes on income	552.0	507.8
Other non-current liabilities	365.8	343.1

Total liabilities	6,037.7	5,204.7

Commitments and contingencies (see Note 9)	—	—
Stockholders’ equity:
Preferred stock ($0.01 par value, 5.0 shares authorized, no shares issued at September 30, 2012 and December 31, 2011)	—	—
Common stock ($0.01 par value, 300 shares authorized, 92.7 shares issued at September 30, 2012 and December 31, 2011)	0.9	0.9
Additional paid-in capital	1,520.0	1,424.6
Retained earnings	789.6	594.4
Accumulated other comprehensive income (loss)	(50.9)	(56.7)
Less: Treasury stock (14.7 and 1.8 shares, at cost, at September 30, 2012 and December 31, 2011, respectively)	(562.9)	(51.2)

Total stockholders’ equity	1,696.7	1,912.0

Total liabilities and stockholders’ equity	$7,734.4	$7,116.7

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$195.2	$183.6
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	109.9	121.7
Loss on early extinguishment of debt	—	12.8
Excess tax benefits from stock-based compensation	(42.7)	—
Other non-cash items	26.5	84.7
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(96.9)	(129.5)
Inventory	(235.0)	(288.6)
Accounts payable	81.1	66.3
Other assets and liabilities	43.3	(26.5)

Net cash provided by operating activities	81.4	24.5

Cash flows from financing activities:
Net change in short-term debt	83.6	2.7
Proceeds from issuance of long-term debt	800.6	1,025.0
Payments on long-term debt	(153.2)	(1,102.8)
Issuance (repurchase) of common stock, net	(536.6)	(84.1)
Dividends paid	(7.5)	(22.6)
Debt issuance costs	(17.4)	(12.3)
Excess tax benefits from stock-based compensation	42.7	—
Other	—	7.1

Net cash provided by (used in) financing activities	212.2	(187.0)

Cash flows from investing activities:
Additions to property, plant and equipment	(76.9)	(79.4)
Acquisition of businesses, net of cash acquired and earnout payments	(155.2)	(13.4)
Other	9.8	4.8

Net cash used in investing activities	(222.3)	(88.0)

Effect of exchange rate changes on cash and cash equivalents	7.1	1.4

Net increase (decrease) in cash and cash equivalents	78.4	(249.1)
Cash and cash equivalents at beginning of period	808.3	695.4

Cash and cash equivalents at end of period	$886.7	$446.3

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

Supplemental Information

Stock-based compensation costs, which are included in selling, general and administrative expenses (“SG&A”), were $5.6 and $3.2 for the three months ended September 30, 2012 and 2011, respectively, and $30.2 and $22.1 for the nine months ended September 30, 2012 and 2011, respectively. The condensed consolidated statement of cash flows for the six months ended June 30, 2012 was revised to present the tax benefit generated by certain stock-based compensation as a decrease to net cash flows provided by operating activities and an offsetting decrease to net cash used in financing activities of $16.6. This revision had no impact on cash flows from investing activities or net change in cash and cash equivalents in the condensed consolidated statements of cash flows, nor did it impact the condensed consolidated balance sheets or condensed consolidated statements of operations. The revision is fully reflected in the condensed consolidated statement of cash flows for the nine months ended September 30, 2012 and will have no impact on the consolidated financial statements as of and for the year ended December 31, 2012. Interest expense is net of interest income of $1.7 and $2.7 for the three months ended September 30, 2012 and 2011, respectively, and $4.8 and $5.3, for the nine months ended September 30, 2012 and 2011, respectively.

Acquisitions

During 2012, the Company completed two tuck-in acquisitions that by nature were complementary to the Company’s core businesses and from an accounting standpoint were not significant.

New Accounting Guidance

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 allows a company to first assess qualitative factors to determine whether it is more-likely-than-not that an indefinite-lived intangible asset is impaired. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If based on its qualitative assessment, a company concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then quantitative impairment testing is required. However, if a company concludes otherwise, quantitative impairment testing is not required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The adoption of the provisions of ASU 2012-02 is not expected to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

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

In June 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 requires expansion of the disclosures required for Level 3 measurements of fair value and provides updates to the existing measurement guidance. The provisions of ASU 2011-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-04 had no affect on the consolidated financial position, results of operations or cash flows of the Company.

2. Inventories

Inventories are comprised of the following at September 30, 2012 and December 31, 2011:

(in millions)	September 30, 2012	December 31, 2011
Raw materials and supplies	$234.3	$219.4
Work-in-process	87.4	89.6
Finished goods	1,225.1	965.4

Total inventories	$1,546.8	$1,274.4

3. Property, Plant and Equipment

Property, plant and equipment, net, consist of the following at September 30, 2012 and December 31, 2011:

(in millions)	September 30, 2012	December 31, 2011
Land	$49.2	$47.2
Buildings	320.1	286.7
Machinery and equipment	1,095.9	1,032.4

	1,465.2	1,366.3
Less: Accumulated depreciation	(851.0)	(750.4)

Total property, plant and equipment, net	$614.2	$615.9

Depreciation of property, plant and equipment was $34.6 and $35.6 for the three months ended September 30, 2012 and 2011, respectively, and $97.2 and $107.6 for the nine months ended September 30, 2012 and 2011, respectively.

4. Goodwill and Intangibles

Goodwill activity for the nine months ended September 30, 2012 is as follows:

				September 30, 2012
(in millions)	Net Book Value at December 31, 2011	Additions	Foreign Exchange and Other Adjustments	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Goodwill
Outdoor Solutions	$687.7	$32.6	$—	$738.8	$(18.5)	$720.3
Consumer Solutions	492.3	39.5	2.6	534.4	—	534.4
Branded Consumables	515.6	—	1.0	742.4	(225.8)	516.6
Process Solutions	21.5	0.2	—	21.7	—	21.7

	$1,717.1	$72.3	$3.6	$2,037.3	$(244.3)	$1,793.0

Intangibles activity for the nine months ended September 30, 2012 is as follows:

(in millions)	Gross Carrying Amount at December 31, 2011	Additions	Accumulated Amortization and Foreign Exchange	Net Book Value at September 30, 2012	Amortization Periods (years)
Intangibles
Patents	$7.5	$—	$(2.7)	$4.8	12-30
Manufacturing process and expertise	42.1	2.1	(37.5)	6.7	3-7
Brand names	18.3	—	(5.6)	12.7	4-20
Customer relationships and distributor channels	253.6	14.2	(50.9)	216.9	10-35
Trademarks and tradenames	922.0	50.2	(3.5)	968.7	indefinite

	$1,243.5	$66.5	$(100.2)	$1,209.8

Amortization of intangibles was $4.1 and $4.7 for the three months ended September 30, 2012 and 2011, respectively, and $12.7 and $14.1 for the nine months ended September 30, 2012 and 2011, respectively.

5. Warranty Reserve

The warranty reserve activity for the nine months ended September 30, 2012 is as follows:

(in millions)	2012
Warranty reserve at January 1,	$84.8
Provision for warranties issued	101.1
Warranty claims paid	(109.1)
Acquisitions and other adjustments	7.5

Warranty reserve at September 30,	$84.3

6. Debt

Debt is comprised of the following at September 30, 2012 and December 31, 2011:

(in millions)	September 30, 2012	December 31, 2011
Senior Secured Credit Facility Term Loans	$1,254.1	$1,001.6
8% Senior Notes due 2016 (a)	295.4	294.6
6 1/8% Senior Notes due 2022 (a)	300.0	300.0
7 1/2% Senior Subordinated Notes due 2017 (b)	655.6	656.5
7 1/2% Senior Subordinated Notes due 2020 (b)	464.4	464.0
1 7/8% Senior Subordinated Convertible Notes due 2018	418.0	—
Securitization Facility	383.8	300.0
2% Subordinated Note	—	99.7
Non-U.S. borrowings	37.1	35.6
Other	7.1	7.4

Total debt	3,815.5	3,159.4

Less: current portion	(502.4)	(269.3)

Total long-term debt	$3,313.1	$2,890.1

(a)	Collectively, the “Senior Notes.”
(b)	Collectively, the “Senior Subordinated Notes.”

In September 2012, the Company completed a private offering for the sale of $500 aggregate principal amount of 1 7/8% senior subordinated convertible notes due 2018 (the “Convertible Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and received net proceeds of approximately $487, after deducting fees and expenses. Upon closing, the Company used approximately $100 of the net proceeds to repurchase the Company’s common stock in privately negotiated transactions pursuant to its stock repurchase program (see note 10). The remainder of the net proceeds will be used for general corporate purposes. The conversion rate is approximately 14.115 shares of the Company’s common stock (subject to customary adjustments, including in connection with a fundamental change transaction) per $1 thousand principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $70.85 per share. The Convertible Notes are not subject to redemption at the Company’s option prior to the maturity date. If the Company undergoes a fundamental change (as defined in the Indenture) prior to maturity, holders of the Convertible Notes will have the right, at their option, to require the Company to repurchase for cash some or all of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes being repurchased, plus accrued and unpaid interest.

The Convertible Notes will be convertible only under the following circumstances:

•

Prior to June 1, 2018, on any date during any calendar quarter (and only during such calendar quarter) if the closing sale price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading days ending on the last trading day of the previous calendar quarter;

•

prior to June 1, 2018, if the Company distributes to all or substantially all holders of its common stock rights, options or warrants entitling them to purchase, for a period of 60 calendar days or less from the declaration date for such distribution, shares of its common stock at a price per share less than the average closing sale price of its common stock for the ten consecutive trading days immediately preceding, but excluding, the declaration date for such distribution;

•

prior to June 1, 2018, if the Company distributes to all or substantially all holders of its common stock cash, other assets, securities or rights to purchase its securities, which distribution has a per share value exceeding 10% of the closing sale price of its common stock on the trading day immediately preceding the declaration date for such distribution, or if the Company engages in certain other corporate transactions as described herein;

•

prior to June 1, 2018, during the five consecutive business-day period following any ten consecutive trading-day period in which the trading price per $1 thousand principal amount of Convertible Notes for each trading day during such ten trading-day period was less than 98% of the closing sale price of its common stock for each trading day during such ten trading-day period multiplied by the then current conversion rate; or

•	on or after June 1, 2018, and on or prior to the close of business on the second scheduled trading day immediately preceding the maturity date, without regard to the foregoing conditions.

Upon conversion, holders will receive, at the Company’s discretion, cash, shares of the Company’s common stock or a combination thereof. It is the Company’s intent to settle the principal amount and accrued interest on the Convertible Notes with cash. At the date of issuance, the estimated fair value of the liability and equity components of the Convertible Notes was approximately $418 and $82, respectively, resulting in an effective annual interest rate, considering debt issuance costs, of approximately 5.5%. The amount allocated to the equity component is recorded as a discount to the original aggregate principal amount of the Convertible Notes.

In February 2012, the Company entered into an amendment to and borrowed $300 under its senior secured credit facility (the “Facility”), which is comprised of $150 under the existing senior secured term loan A facility that matures in March 2016 and bears interest at LIBOR plus a spread of 225 basis points, and $150 under the existing senior secured term loan B facility that matures in January 2017 and bears interest at LIBOR plus a spread of 300 basis points. The proceeds were used, in part, to repurchase shares of the Company’s common stock under the Company’s accelerated stock repurchase program (see Note 10).

In February 2012, the Company entered into an amendment to its securitization facility that, in part, increased maximum borrowings from $300 to $400 and extended the maturity date from May 2014 until February 2015. Following the renewal, the borrowing rate margin is 0.90% and the unused line fee is 0.45% per annum.

At September 30, 2012 and December 31, 2011, the carrying value of total debt approximates fair market value. The fair market value (Level 1 measurement) of the Senior Notes and Senior Subordinated Notes are based upon quoted market prices. The fair market value (Level 2 measurement) for all other debt instruments is estimated using interest rates currently available to the Company for debt with similar terms and maturities.

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

Cash Flow Hedges

During the three months ended September 30, 2012, the Company entered into an aggregate $150 notional amount of interest rate swaps that exchange variable rates of interest (LIBOR) for an average fixed interest rate of approximately 0.75% over the term of the agreements, which mature on December 31, 2015. These swaps are forward-starting and are effective commencing December 31, 2013. The Company has designated these swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest (LIBOR) payments.

At September 30, 2012, the Company had $900 notional amount outstanding in swap agreements, which included $500 notional amount of forward-starting swaps that will become effective commencing December 31, 2013 that exchange variable rates of interest (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through December 2015. At September 30, 2012, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swaps, was approximately 1.6%. The effective portion of the after-tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (loss) (“AOCI”).

Forward Foreign Currency Contracts

The Company uses foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through June 2014. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At September 30, 2012, the Company had approximately $485 notional amount of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases and sales.

At September 30, 2012, the Company had outstanding approximately $257 notional amount of foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through December 2013. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty, and in certain instances, allow the Company to benefit should the cost of the commodity fall below certain dollar thresholds. At September 30, 2012, the Company had outstanding approximately $7 notional amount of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through March 2014. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

The following table presents the fair value of derivative financial instruments as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Fair Value of Derivatives		Fair Value of Derivatives
(in millions)	Asset (a)	Liability (a)	Asset (a)	Liability (a)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$—	$13.8	$—	$8.4
Foreign currency contracts	4.5	6.8	12.2	8.1

Subtotal	4.5	20.6	12.2	16.5

Derivatives not designated as effective hedges:
Foreign currency contracts	0.2	4.9	1.1	1.7
Commodity contracts	0.1	0.1	1.0	0.3

Subtotal	0.3	5.0	2.1	2.0

Total	$4.8	$25.6	$14.3	$18.5

(a)	Consolidated balance sheet location:

Asset: Other current and non-current assets

Liability: Other non-current liabilities

The following table presents gain and loss activity (on a pretax basis) for the three and nine months ended September 30, 2012 and 2011 related to derivative financial instruments designated as effective hedges:

	Three months ended September 30, 2012			Three months ended September 30, 2011
	Gain/(Loss)			Gain/(Loss)
(in millions)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(2.4)	$—	$—	$(1.2)	—	$—
Foreign currency contracts	(5.1)	0.1	(5.5)	8.2	(5.6)	2.7

Total	$(7.5)	$0.1	$(5.5)	$7.0	(5.6)	$2.7

Location of gain/(loss) in the consolidated results of operations:
Sales		$(0.9)	$—		$(0.6)	$—
Cost of Sales		1.0	—		(5.0)	—
SG&A		—	(5.5)		—	2.7
Interest expense		—	—		—	—

Total		$0.1	$(5.5)		$(5.6)	$2.7

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	Gain/(Loss)			Gain/(Loss)
(in millions)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(5.2)	$—	$—	$(3.7)	$—	$—
Foreign currency contracts	(2.8)	2.6	(6.3)	(3.5)	(16.2)	(2.9)

Total	$(8.0)	$2.6	$(6.3)	$(7.2)	$(16.2)	$(2.9)

Location of gain/(loss) in the consolidated results of operations:
Sales		$(0.9)	$—		$(1.0)	$—
Cost of Sales		3.5	—		(15.2)	—
SG&A		—	(6.3)		—	(2.9)
Interest expense		—	—		—	—

Total		$2.6	$(6.3)		$(16.2)	$(2.9)

(a)	Represents effective portion recognized in Other Comprehensive Income (“OCI”).
(b)	Represents portion excluded from effectiveness testing.

At September 30, 2012, deferred net gains of approximately $3.6 within AOCI are expected to be reclassified to earnings over the next twelve months.

The following table presents gain and loss activity (on a pretax basis) for the three and nine months ended September 30, 2012 and 2011 related to derivative financial instruments not designated as effective hedges:

	Gain/(Loss) Recognized in Income (a)
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Derivatives not designated as effective hedges:
Cash flow hedges:
Foreign currency contracts	$(4.5)	$(0.1)	$(7.7)	$(1.0)
Commodity contracts	0.7	(1.6)	(0.2)	(1.6)
Fair value derivatives:
Interest rate swaps	—	0.2	—	0.2

Total	$(3.8)	$(1.5)	$(7.9)	$(2.4)

(a)	Classified in SG&A.

Net Investment Hedge

The Company designated its Euro-denominated 7 1/2% senior subordinated notes due 2020, with an aggregate principal balance of €150 (the “Hedging Instrument”), as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-denominated subsidiaries. Foreign currency gains and losses on the Hedging Instrument are included as a component of AOCI. At September 30, 2012, $2.9 of deferred losses have been recorded in AOCI.

8. Fair Value Measurements

The following table summarizes assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
	Fair Value Asset (Liability)			Fair Value Asset (Liability)
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Derivatives:
Assets	$—	$0.2	$0.2	$—	$4.4	$4.4
Liabilities	—	(21.0)	(21.0)	—	(8.6)	(8.6)
Available for sale securities	—	20.5	20.5	—	19.5	19.5

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

Due to the uncertainties described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of September 30, 2012.

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

10. Stockholders’ Equity

In January 2012, the Company commenced a “modified Dutch auction” self-tender offer (the “Offer”) to purchase up to $500 in value of its common stock. In March 2012, pursuant to the terms of the Offer, the Company repurchased approximately 12.1 million shares of its common stock for a total purchase price of approximately $435 or $36.00 per share. The repurchase of shares of common stock under the Offer was made pursuant to the Company’s existing stock repurchase program (the “Stock Repurchase Program”), pursuant to which the Company was then authorized to repurchase up to $500 aggregate amount of outstanding shares of common stock at prevailing market prices or in privately-negotiated transactions.

On September 11, 2012, the Company’s Board of Directors authorized an increase in the then available amount under the Stock Repurchase Program to allow for the repurchase of up to $250 in aggregate of the Company’s common stock.

In September 2012, pursuant to the Stock Repurchase Program, the Company used approximately $100 of the net proceeds from the Convertible Notes offering to repurchase approximately 1.9 million shares of its common stock at a per share price of $52.87 through privately negotiated transactions.

During the nine months ended September 30, 2012, the Company repurchased 14.0 million shares of its common stock under the Stock Repurchase Program at a per share average price of $38.43.

11. Earnings Per Share

The computations of the weighted average shares outstanding for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Weighted average shares outstanding:
Basic	76.6	87.7	79.3	88.4
Dilutive share-based awards	0.6	0.5	0.5	0.5

Diluted	77.2	88.2	79.8	88.9

Because it is the Company’s intention to redeem the principal amount of the Convertible Notes in cash, the treasury stock method is used for determining potential dilution in the diluted earnings per share computation. For the three months ended September 30, 2012, the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be antidilutive as the conversion price of the Convertible Notes exceeded the average market price of the Company’s common stock for the three months ended September 30, 2012. Additionally, stock options and warrants to purchase approximately 2.4 million shares of the Company’s common stock at September 30, 2011 had exercise prices that exceeded the average market price of the Company’s common stock for the three months ended September 30, 2011. As such, these share-based awards did not affect the computation of diluted earnings per share.

12. Employee Benefit Plans

The components of pension and postretirement benefit expense for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Pension Benefits
	Three months ended September 30,
	2012			2011
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$—	$0.5	$0.5	$—	$0.5	$0.5
Interest cost	3.6	0.6	4.2	4.0	0.7	4.7
Expected return on plan assets	(4.1)	(0.3)	(4.4)	(3.9)	(0.4)	(4.3)
Amortization, net	1.8	0.1	1.9	0.8	0.1	0.9

Net periodic expense	1.3	0.9	2.2	0.9	0.9	1.8
Curtailments and settlements	—	—	—	1.6	—	1.6

Total expense	$1.3	$0.9	$2.2	$2.5	$0.9	$3.4

	Nine months ended September 30,
	2012			2011
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$0.1	$1.4	$1.5	$0.1	$1.4	$1.5
Interest cost	10.9	1.9	12.8	12.0	2.1	14.1
Expected return on plan assets	(12.2)	(1.0)	(13.2)	(11.7)	(1.1)	(12.8)
Amortization, net	5.3	0.2	5.5	2.4	0.1	2.5

Net periodic expense	4.1	2.5	6.6	2.8	2.5	5.3
Curtailments and settlements	—	—	—	1.6	—	1.6

Total expense	$4.1	$2.5	$6.6	$4.4	$2.5	$6.9

	Postretirement Benefits
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Service cost	$—	$0.1	$—	$0.3
Interest cost	0.1	0.2	0.3	0.6
Amortization, net	(0.1)	(0.3)	(0.4)	(0.7)

Net periodic expense	—	—	(0.1)	0.2
Curtailments and settlements	—	(7.3)	—	(7.3)

Total expense (credit)	$—	$(7.3)	$(0.1)	$(7.1)

13. Reorganization Costs

Reorganization costs for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three months ended September 30, 2012
(in millions)	Employee Terminations	Other Charges	Total
Outdoor Solutions	$—	$9.3	$9.3

Total	$—	$9.3	$9.3

	Three months ended September 30, 2011
(in millions)	Employee Terminations	Other Charges	Total
Outdoor Solutions	$—	$3.8	$3.8
Branded Consumables	0.6	1.8	2.4

Total	$0.6	$5.6	$6.2

	Nine months ended September 30, 2012
(in millions)	Employee Terminations	Other Charges	Total
Outdoor Solutions	$—	$9.3	$9.3

Total	$—	$9.3	$9.3

	Nine months ended September 30, 2011
(in millions)	Employee Terminations	Other Charges	Total
Outdoor Solutions	$—	$3.8	$3.8
Branded Consumables	0.6	1.8	2.4

Total	$0.6	$5.6	$6.2

Outdoor Solutions Segment Reorganization Costs

During 2012, the Company initiated a plan to reorganize certain manufacturing facilities in the Far East within the winter sport business. Reorganization costs for the three and nine months ended September 30, 2012 relate to this plan.

For the three and nine months ended September 30, 2012, other charges are primarily comprised of contract termination fees.

During 2011, the Company initiated a plan to consolidate certain distribution and manufacturing processes within the Outdoor Solutions segment. This plan primarily consists of a facility consolidation in the Far East. Reorganization costs for the three and nine months ended September 30, 2011 relate to this plan.

Branded Consumables Segment Reorganization Costs

During 2011, the Company initiated a plan to consolidate certain manufacturing processes within the Branded Consumables segment. This plan includes headcount reduction and facility consolidation. Reorganization costs for the three and nine months ended September 30, 2011 relate to this plan.

Accrued Reorganization Costs

Details and activity related to accrued reorganization costs as of and for the nine months ended September 30, 2012 are as follows:

(in millions)	Accrual Balance at December 31, 2011	Reorganization Costs, net	Payments	Foreign Currency and Other	Accrual Balance at September 30, 2012
Severance and other employee-related	$7.3	$—	$(6.5)	$—	$0.8
Other costs	9.9	9.3	(5.7)	—	13.5

Total	$17.2	$9.3	$(12.2)	$—	$14.3

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

The Consumer Solutions segment manufactures or sources, markets, and distributes a diverse line of household products, including kitchen appliances and home environment products. This segment maintains a strong portfolio of globally-recognized brands including Bionaire®, Breville®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam®, skybar® and Villaware®. The principal products in this segment include: clippers and trimmers for professional use in the beauty and barber and animal categories; electric blankets, mattress pads and throws; household kitchen appliances, such as blenders, coffeemakers, irons, mixers, slow cookers, toasters, toaster ovens and vacuum packaging machines; home environment products, such as air purifiers, fans, heaters and humidifiers; products for the hospitality industry; and scales for consumer use.

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

Segment information as of and for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three months ended September 30, 2012
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$657.6	$509.6	$459.0	$97.6	$(17.9)	$1,705.9	$—	$1,705.9

Segment earnings (loss)	96.2	79.0	72.3	12.9	—	260.4	(25.1)	235.3
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	(2.8)	(3.2)	—	—	—	(6.0)	—	(6.0)
Reorganization costs	(9.3)	—	—	—	—	(9.3)	—	(9.3)
Acquisition-related and other costs	(3.9)	(1.6)	(1.4)	—	—	(6.9)	(5.6)	(12.5)
Depreciation and amortization	(13.8)	(10.2)	(10.8)	(3.0)	—	(37.8)	(0.9)	(38.7)

Operating earnings (loss)	$66.4	$64.0	$60.1	$9.9	$—	$200.4	$(31.6)	$168.8

Other segment data:
Total assets	$2,943.0	$2,116.0	$1,854.4	$197.7	$—	$7,111.1	$623.3	$7,734.4

	Three months ended September 30, 2011
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$707.3	$522.4	$477.8	$92.4	$(15.2)	$1,784.7	$—	$1,784.7

Segment earnings (loss)	104.6	74.7	76.2	7.7	—	263.2	(23.9)	239.3
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	—	—	(1.6)	—	—	(1.6)	—	(1.6)
Reorganization costs	(3.8)	—	(2.4)	—	—	(6.2)	—	(6.2)
Acquisition-related and other costs	(1.4)	—	(1.3)	—	—	(2.7)	(3.7)	(6.4)
Depreciation and amortization	(15.7)	(8.1)	(12.7)	(3.1)	—	(39.6)	(0.7)	(40.3)

Operating earnings (loss)	$83.7	$66.6	$58.2	$4.6	$—	$213.1	$(28.3)	$184.8

	Nine months ended September 30, 2012
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$2,075.0	$1,260.5	$1,300.7	$292.7	$(52.0)	$4,876.9	$—	$4,876.9

Segment earnings (loss)	263.5	176.0	193.0	39.3	—	671.8	(87.4)	584.4
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	(2.8)	(3.2)	—	—	—	(6.0)	—	(6.0)
Reorganization costs	(9.3)	—	—	—	—	(9.3)	—	(9.3)
Acquisition-related and other costs	(3.9)	(1.6)	(1.4)	—	—	(6.9)	(5.6)	(12.5)
Depreciation and amortization	(38.0)	(25.9)	(33.8)	(9.7)	—	(107.4)	(2.5)	(109.9)

Operating earnings (loss)	$209.5	$145.3	$157.8	$29.6	$—	$542.2	$(95.5)	$446.7

	Nine months ended September 30, 2011
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$2,157.6	$1,258.4	$1,297.9	$273.7	$(45.7)	$4,941.9	$—	$4,941.9

Segment earnings (loss)	288.2	172.3	183.5	27.1	—	671.1	(91.5)	579.6
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	—	—	(6.9)	—	—	(6.9)	—	(6.9)
Reorganization costs	(3.8)	—	(2.4)	—	—	(6.2)	—	(6.2)
Acquisition-related and other costs	(1.4)	—	(1.3)	—	—	(2.7)	(3.7)	(6.4)
Depreciation and amortization	(45.7)	(22.8)	(42.2)	(9.1)	—	(119.8)	(1.9)	(121.7)

Operating earnings (loss)	$237.3	$149.5	$130.7	$18.0	$—	$535.5	$(97.1)	$438.4

15. Condensed Consolidating Financial Data

The Company’s Senior Notes, Senior Subordinated Notes and Convertible Notes (see Note 6) are fully guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The guarantees of the Guarantor Subsidiaries are subject to release only in certain limited circumstances. The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these notes. Presented below is the condensed consolidating financial data of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011.

Condensed Consolidating Results of Operations

	Three months ended September 30, 2012
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,089.7	$819.3	$(203.1)	$1,705.9
Costs and expenses	42.6	973.1	724.5	(203.1)	1,537.1

Operating (loss) earnings	(42.6)	116.6	94.8	—	168.8
Other expense, net	82.2	(10.9)	20.6	—	91.9
Equity in the income of subsidiaries	201.7	65.9	—	(267.6)	—

Net income (loss)	$76.9	$193.4	$74.2	$(267.6)	$76.9

Comprehensive income (loss)	$98.9	$220.8	$103.7	$(324.5)	$98.9

	Three months ended September 30, 2011
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,022.5	$799.0	$(36.8)	$1,784.7
Costs and expenses	12.1	918.5	706.1	(36.8)	1,599.9

Operating (loss) earnings	(12.1)	104.0	92.9	—	184.8
Other expense, net	76.2	8.6	9.3	—	94.1
Equity in the income of subsidiaries	179.0	79.5	—	(258.5)	—

Net income (loss)	$90.7	$174.9	$83.6	$(258.5)	$90.7

Comprehensive income (loss)	$32.0	$103.2	$15.8	$(119.0)	$32.0

	Nine months ended September 30, 2012
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,158.2	$2,259.1	$(540.4)	$4,876.9
Costs and expenses	108.1	2,833.7	2,028.8	(540.4)	4,430.2

Operating (loss) earnings	(108.1)	324.5	230.3	—	446.7
Other expense, net	209.7	5.9	35.9	—	251.5
Equity in the income of subsidiaries	513.0	175.6	—	(688.6)	—

Net income (loss)	$195.2	$494.2	$194.4	$(688.6)	$195.2

Comprehensive income (loss)	$201.0	$508.9	$200.6	$(709.5)	$201.0

	Nine months ended September 30, 2011
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,872.9	$2,186.5	$(117.5)	$4,941.9
Costs and expenses	93.1	2,540.4	1,987.5	(117.5)	4,503.5

Operating (loss) earnings	(93.1)	332.5	199.0	—	438.4
Other expense, net	196.8	24.8	33.2	—	254.8
Equity in the income of subsidiaries	473.5	158.6	—	(632.1)	—

Net income (loss)	$183.6	$466.3	$165.8	$(632.1)	$183.6

Comprehensive income (loss)	$174.8	$456.7	$157.8	$(614.5)	$174.8

Condensed Consolidating Balance Sheets

	As of September 30, 2012
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$508.9	$1,047.5	$2,415.7	$—	$3,972.1
Investment in subsidiaries	6,020.7	1,832.5	—	(7,853.2)	—
Non-current assets	2,074.4	5,622.6	3,647.7	(7,582.4)	3,762.3

Total assets	$8,604.0	$8,502.6	$6,063.4	$(15,435.6)	$7,734.4

Liabilities and stockholders’ equity
Current liabilities	$267.8	$576.3	$962.7	$—	$1,806.8
Non-current liabilities	6,639.5	2,199.3	2,974.5	(7,582.4)	4,230.9
Stockholders’ equity	1,696.7	5,727.0	2,126.2	(7,853.2)	1,696.7

Total liabilities and stockholders’ equity	$8,604.0	$8,502.6	$6,063.4	$(15,435.6)	$7,734.4

	As of December 31, 2011
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$359.0	$995.9	$2,140.0	$(1.4)	$3,493.5
Investment in subsidiaries	5,688.8	1,748.1	—	(7,436.9)	—
Non-current assets	114.5	4,003.9	914.0	(1,409.2)	3,623.2

Total assets	$6,162.3	$6,747.9	$3,054.0	$(8,847.5)	$7,116.7

Liabilities and stockholders’ equity
Current liabilities	$260.8	$589.0	$614.1	$(0.2)	$1,463.7
Non-current liabilities	3,989.5	507.0	654.9	(1,410.4)	3,741.0
Stockholders’ equity	1,912.0	5,651.9	1,785.0	(7,436.9)	1,912.0

Total liabilities and stockholders’ equity	$6,162.3	$6,747.9	$3,054.0	$(8,847.5)	$7,116.7

Condensed Consolidating Statements of Cash Flows

	Nine months ended September 30, 2012
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(225.8)	$272.6	$34.6	$81.4
Financing activities:
Net change in short-term debt	—	—	83.6	83.6
Proceeds (payments) from (to) intercompany transactions	245.8	(252.6)	6.8	—
Proceeds from issuance of long-term debt	800.0	0.5	0.1	800.6
Payments on long-term debt	(147.4)	(0.3)	(5.5)	(153.2)
Issuance (repurchase) of common stock, net	(536.6)	—	—	(536.6)
Dividends paid	(7.5)	—	—	(7.5)
Excess tax benefits from stock-based compensation	42.7	—	—	42.7
Other	(16.9)	—	(0.5)	(17.4)

Net cash provided by (used in) financing activities	380.1	(252.4)	84.5	212.2

Investing activities:
Additions to property, plant and equipment	(4.2)	(40.3)	(32.4)	(76.9)
Acquisition of businesses, net of cash acquired and earnout payments	(0.9)	(5.4)	(148.9)	(155.2)
Other	2.3	4.0	3.5	9.8

Net cash used in investing activities	(2.8)	(41.7)	(177.8)	(222.3)

Effect of exchange rate changes on cash	—	—	7.1	7.1

Net increase (decrease) in cash and cash equivalents	151.5	(21.5)	(51.6)	78.4
Cash and cash equivalents at beginning of period	335.4	23.8	449.1	808.3

Cash and cash equivalents at end of period	$486.9	$2.3	$397.5	$886.7

	Nine months ended September 30, 2011
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(335.9)	$363.4	$(3.0)	$24.5
Financing activities:
Net change in short-term debt	—	—	2.7	2.7
Proceeds (payments) from (to) intercompany transactions	338.4	(286.5)	(51.9)	—
Proceeds from issuance of long-term debt	1,025.0	—	—	1,025.0
Payments on long-term debt	(1,102.8)	—	—	(1,102.8)
Issuance (repurchase) of common stock, net	(84.1)	—	—	(84.1)
Dividends paid	(22.6)	—	—	(22.6)
Other	(5.2)	—	—	(5.2)

Net cash provided by (used in) financing activities	148.7	(286.5)	(49.2)	(187.0)

Investing Activities:
Additions to property, plant and equipment	(1.5)	(67.1)	(10.8)	(79.4)
Acquisition of businesses, net of cash acquired and earnout payments	(0.9)	(12.5)	—	(13.4)
Other	—	—	4.8	4.8

Net cash used in investing activities	(2.4)	(79.6)	(6.0)	(88.0)

Effect of exchange rate changes on cash	—	—	1.4	1.4

Net decrease in cash and cash equivalents	(189.6)	(2.7)	(56.8)	(249.1)
Cash and cash equivalents at beginning of period	287.1	15.5	392.8	695.4

Cash and cash equivalents at end of period	$97.5	$12.8	$336.0	$446.3

The amounts reflected as proceeds (payments) from (to) intercompany transactions represent cash flows originating from transactions conducted between Guarantor Subsidiaries, Non-Guarantor Subsidiaries and Parent in the normal course of business operations.

Comprehensive income presented in the condensed consolidating financial data for the quarterly periods ended March 31, 2012 and 2011 and the quarterly and year-to-date periods ended June 30, 2012 and 2011, were revised to present the proper classification of changes in the cumulative translation adjustments. The effect of the revision on the previously reported amounts of comprehensive income are as follows:

(in millions)	Three months ended March 31, 2012	Three months ended June 30, 2012	Six months ended June 30, 2012	Three months ended March 31, 2011	Three months ended June 30, 2011	Six months ended June 30, 2011
	Increase/(Decrease)
Comprehensive Income:
Parent	$—	$—	$—	$—	$—	$—
Guarantor	1.1	0.7	1.8	8.3	2.4	10.7
Non-Guarantor	27.4	(50.0)	(22.6)	39.9	21.2	61.1
Elimination	(28.5)	49.3	20.8	(48.2)	(23.6)	(71.8)

Consolidated	$—	$—	$—	$—	$—	$—

The revisions also had no impact on the condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of comprehensive income or condensed consolidated statements of cash flows for any of those periods. The revision is fully reflected in the condensed consolidating financial data for the three and nine months ended September 30, 2012 and will have no impact on the consolidated financial statements as of and for the year ended December 31, 2012.

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

Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and anticipated, estimated or projected results. Investors should bear this in mind as they consider forward-looking statements.

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

The Consumer Solutions segment manufactures or sources, markets, and distributes a diverse line of household products, including kitchen appliances and home environment products. This segment maintains a strong portfolio of globally-recognized brands including Bionaire®, Breville®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam®, skybar® and Villaware®. The principal products in this segment include: clippers and trimmers for professional use in the beauty and barber and animal categories; electric blankets, mattress pads and throws; household kitchen appliances, such as blenders, coffeemakers, irons, mixers, slow cookers, toasters, toaster ovens and vacuum packaging machines; home environment products, such as air purifiers, fans, heaters and humidifiers; products for the hospitality industry; and scales for consumer use.

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

•

In September 2012, the Company completed a private offering for the sale of $500 million aggregate principal amount of 1 7/8% senior subordinated convertible notes due 2018 (the “Convertible Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and received net proceeds of approximately $487 million, after deducting fees and expenses.

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

2012 Activity

During 2012, the Company completed two tuck-in acquisitions that by nature were complementary to the Company’s core businesses and from an accounting standpoint were not significant.

2011 Activity

During 2011, the Company did not complete any significant acquisitions.

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

The transfers of funds out of Venezuela are subject to restrictions, and historically, payments for certain imported goods and services have been required to be transacted by exchanging Bolivars for U.S. dollars through government-regulated markets at exchange rates that are more unfavorable than the official exchange rate of 4.30 Bolivars per U.S. dollar. The current foreign currency exchange system is the System of Transactions in Foreign Currency Denominated Securities (“SITME”) market. Historically, the majority of the Company’s purchases have qualified for the official exchange rate. As such, the Company has been able to convert Bolivars at the official exchange rate and, based upon this ability, the Company does not expect changes in the SITME market to have a material impact on the consolidated financial position, results of operations or cash flows of the Company. While the timing of government approval for settlement of payables at the official exchange rate varies, the Company believes these payables will ultimately be approved and settled at the official exchange rate based on past experience. However, if in the future, further restrictions require the Company’s subsidiaries operating in Venezuela to convert an increasing amount of the Bolivar cash balances into U.S. dollars using the more unfavorable exchange rate, it could result in currency exchange losses that may be material to the Company’s results of operations. At September 30, 2012, the Company’s subsidiaries operating in Venezuela have approximately $15 million in cash denominated in U.S. dollars and cash of approximately $57 million denominated in Bolivars converted at the official exchange rate.

Results of Operations—Comparing 2012 to 2011

	Net Sales		Operating Earnings (Loss)
	Three months ended September 30,		Three months ended September 30,
(in millions)	2012	2011	2012	2011
Outdoor Solutions	$657.6	$707.3	$66.4	$83.7
Consumer Solutions	509.6	522.4	64.0	66.6
Branded Consumables	459.0	477.8	60.1	58.2
Process Solutions	97.6	92.4	9.9	4.6
Corporate	—	—	(31.6)	(28.3)
Intercompany eliminations	(17.9)	(15.2)	—	—

	$1,705.9	$1,784.7	$168.8	$184.8

Note: Changes in net sales on a currency-neutral basis that are presented hereafter are provided to enhance visibility of the underlying operations by excluding the impact of foreign currency translation.

Three Months Ended September 30, 2012 versus the Three Months Ended September 30, 2011

Net sales for three months ended September 30, 2012 decreased $78.8 million, or 4.4%, to $1.7 billion versus the same period in the prior year. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 3%. Excluding the impact of certain exited product categories and acquisitions, net sales on a currency-neutral basis decreased 1.8%, primarily due to weakness in certain product categories, the timing of seasonal sales in certain categories and decreased demand in Europe due to unfavorable economic conditions, partially offset by increased demand internationally in certain categories, primarily in Latin America.

Net sales in the Outdoor Solutions segment decreased $49.7 million, or 7.0%. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 3%. Excluding the impact of certain exited product categories and acquisitions, net sales on a currency-neutral basis decreased approximately 3%, largely due to decreased sales on a currency-neutral basis in the winter sports and outdoor businesses of approximately 5%, primarily due to decreased sales in the winter sports business following the mild winter from 2011/2012, decreased demand in Europe due to unfavorable economic conditions and domestically lower reorders of seasonal items, partially offset by an approximate 2% increase in net sales on a currency-neutral basis in the team sports and technical apparel businesses, largely related to expanded product offerings and increased point of sale.

Net sales in the Consumer Solutions segment decreased $12.8 million, or 2.5%. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 1%. Excluding the net favorable impact of certain exited product categories and acquisitions (approximately 2%), net sales on a currency-neutral basis decreased by approximately 4%. The decrease is primarily due to a decrease in domestic net sales of approximately 8%, primarily as a result of reduced inventory reorders in the mass channel at retail; partially offset by increased demand internationally, primarily in Latin America which contributed to an increase in net sales of approximately 5%, primarily due to increased point of sale, expanded distribution and new product offerings.

Net sales in the Branded Consumables segment decreased $18.8 million, or 3.9%. Unfavorable foreign currency translation accounted for a decrease of approximately 4% in net sales. Net sales on a currency-neutral basis were essentially flat on a period-over-period basis as increased sales in the baby care and home care businesses, which provided an increase in net sales of approximately 1% were offset by a decline in the safety and security business due to higher regulatory sales in 2011.

Net sales in the Process Solutions segment increased 5.6% on a period-over-period basis, primarily due to an increase in coinage and monofilament sales.

Cost of Sales

Cost of sales decreased $62.8 million, or 5.0%, to $1.2 billion for the three months ended September 30, 2012 versus the same prior year period. The decrease is primarily due to foreign currency translation (approximately $30 million) and approximately $30 million related to the net impact on cost of sales of lower sales, partially offset by improved margins, primarily driven by manufacturing improvement projects, stable commodity prices and new products and product mix. Cost of sales as a percentage of net sales for the three months ended September 30, 2012 and 2011 was 70.6% and 71.0%, respectively.

Selling, General and Administrative Costs

Selling, general and administrative costs (“SG&A”) decreased $3.1 million, or 1.0%, to $323 million for the three months ended September 30, 2012 versus the same prior year period. The change is primarily due to favorable foreign currency translation (approximately $10 million), partially offset by approximately $9 million in acquisition-related and other costs.

Reorganization Costs

For the three and nine months ended September 30, 2012, reorganization costs were $9.3 million and relate to a plan initiated in the Outdoor Solutions segment to reorganize certain manufacturing facilities in the Far East within the winter sport business. For the three and nine months ended September 30, 2011, reorganization costs were $6.2 million, primarily related to reorganization plans initiated in the Outdoor Solutions and Branded Consumables segments. Reorganization costs of $3.8 million were recorded in the Outdoor Solutions segment related to a plan to consolidate certain international manufacturing processes and a plan to rationalize the overall cost structure of this segment through headcount reductions. Reorganization costs of $2.4 million were recorded in the Branded Consumables segment related to a plan to consolidate certain distribution and manufacturing processes though headcount reduction and facility consolidation and a plan to rationalize the overall cost structure of this segment through headcount reduction.

Operating Earnings

Operating earnings for the three months ended September 30, 2012 in the Outdoor Solutions segment decreased $17.3 million, or 20.7%, versus the same prior year period, primarily due to a gross profit decrease (approximately $28 million), primarily due to the gross margin impact of lower sales and the impact of the fair market value adjustments to inventory related to the tuck-in acquisitions; and an increase in reorganization costs (approximately $6 million), partially offset by a decrease in SG&A (approximately $16 million). Operating earnings for the three months ended September 30, 2012 in the Consumer Solutions segment decreased $2.6 million, or 3.9%, versus the same prior year period, primarily due to an increase in SG&A (approximately $6 million), partially offset by a gross profit increase (approximately $3 million). Operating earnings for the three months ended September 30, 2012 in the Branded Consumables segment increased $1.9 million, or 3.3%, versus the same prior year period, primarily due to a slight decrease in net operating expenses. Operating earnings in the Process Solutions segment for the three months ended September 30, 2012 increased $5.3 million, or 115%, versus the same prior year period, primarily due to an increase in gross profit (approximately $7 million), primarily due to improved margins.

Interest Expense

Net interest increased by $2.4 million to $46.1 million for the three months ended September 30, 2012 versus the same prior year period primarily due to higher average debt levels, partially offset by a decrease in the weighted average interest rate for 2012 to 5.1% from 5.4% in 2011.

Income Taxes

The Company’s reported tax rate for the three months ended September 30, 2012 and 2011 was 37.3 % and 35.6%, respectively. The increase from the statutory tax rate to the reported tax rate for the three months ended September 30, 2012 results principally from tax expense related to certain foreign tax audit adjustments. The reported tax rate for the three months ended September 30, 2011 approximates the Company’s statutory rate as the U.S. tax expense related to the taxation of foreign income was mostly offset by a decrease in tax expense related to the release of a foreign valuation allowance and other items.

Net Income

Net income for the three months ended September 30, 2012 decreased $13.8 million to $76.9 million versus the same prior year period. For the three months ended September 30, 2012 and 2011, earnings per diluted share were $1.00 and $1.03, respectively. The decrease in net income was primarily due to a gross profit decrease (approximately $16 million), primarily due to lower sales, partially offset by increased margins. On a period-over-period basis, the diluted weighted average shares outstanding decreased approximately 12%, primarily due to the Company’s accelerated stock repurchase program (see “Capital Resources”).

Nine months Ended September 30, 2012 versus the Nine months Ended September 30, 2011

	Net Sales		Operating Earnings (Loss)
	Nine months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Outdoor Solutions	$2,075.0	$2,157.6	$209.5	$237.3
Consumer Solutions	1,260.5	1,258.4	145.3	149.5
Branded Consumables	1,300.7	1,297.9	157.8	130.7
Process Solutions	292.7	273.7	29.6	18.0
Corporate	—	—	(95.5)	(97.1)
Intercompany eliminations	(52.0)	(45.7)	—	—

	$4,876.9	$4,941.9	$446.7	$438.4

Note: Changes in net sales on a currency-neutral basis that are presented hereafter are provided to enhance visibility of the underlying operations by excluding the impact of foreign currency translation.

Net sales for the nine months ended September 30, 2012 decreased $65.0 million, or 1.3%, to $4.9 billion versus the same period in the prior year. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 2%. Excluding the impact of certain exited product categories and acquisitions, net sales on a currency-neutral basis increased 1.5%, primarily due to increased sell-through in certain categories and expanded product offerings, partially offset by weakness in certain product categories and the timing of seasonal sales in certain categories.

Net sales in the Outdoor Solutions segment decreased $82.6 million, or 3.8%. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 2%. Excluding the net unfavorable impact of certain exited product categories and acquisitions (approximately 2%), net sales on a currency-neutral basis were essentially flat on a period-over-period basis as increased sales on a currency-neutral basis in the fishing and technical apparel businesses, which provided an increase in net sales of approximately 2%, largely related to expanded product offerings, increased point of sale and favorable weather conditions in North America were offset by a decrease in net sales on a currency-neutral basis in the camping and outdoor, team sports and winter sports businesses, primarily due to weakness in certain product categories, decreased demand in Europe due to unfavorable economic conditions and the absence of higher tsunami-related sales recorded in the second quarter of 2011, combined with softness in the winter sports business, which was negatively affected by unfavorable winter weather conditions.

Net sales in the Consumer Solutions segment increased $2.1 million, or 0.2%. On a currency-neutral basis, net sales increased by approximately 1%. The increase is primarily due to increased demand internationally, primarily in Latin America, which accounted for an increase in net sales of approximately 4%, primarily due to increased point of sale, expanded distribution and new product offerings; partially offset by a decrease in domestic net sales, which accounted for a decrease in net sales of approximately 3%, due to weakness in certain product categories and reduced inventory reorders in the mass channel at retail.

Net sales in the Branded Consumables segment increased $2.8 million, or 0.2%. Unfavorable foreign currency translation accounted for a decrease of approximately 4% in net sales. Increased sales on a currency-neutral basis in the baby care, home care, leisure and entertainment and safety and security businesses provided an increase in net sales of approximately 4%, in part due to increased sales in certain product categories, especially the food preservation category, primarily due to increased point of sale, favorable weather conditions and expanded distribution, partially offset by softness in firelog sales, which were negatively affected by unfavorable weather conditions.

Net sales in the Process Solutions segment increased 6.9% on a period-over-period basis, primarily due to increased sales within each of its business units.

Cost of Sales

Cost of sales decreased $85.7 million, or 2.4%, to $3.5 billion for nine months ended September 30, 2012 versus the same prior year period. The decrease is primarily due to foreign currency translation (approximately $65 million) and approximately $15 million related to the net impact on cost of sales of lower sales, partially offset by improved margins, primarily driven by manufacturing improvement projects, stable commodity prices and new products and product mix. Cost of sales as a percentage of net sales for the nine months ended September 30, 2012 and 2011 was 70.9% and 71.7%, respectively.

Selling, General and Administrative Costs

SG&A increased $9.3 million, or 1.0%, to $961 million for the nine months ended September 30, 2012 versus the same prior year period. SG&A for the nine months ended September 30, 2012 includes, in part, an increase in marketing and product development costs (approximately $12 million) related to the Company’s investment in brand equity, an increase in stock-based compensation (approximately $8 million), approximately $9 million in acquisition-related and other costs and favorable foreign currency translation (approximately $24 million).

Operating Earnings

Operating earnings for the nine months ended September 30, 2012 in the Outdoor Solutions segment decreased $27.8 million, or 11.7%, versus the same prior year period, primarily due to a gross profit decrease (approximately $25 million), primarily due to the gross margin impact of lower sales and an increase in reorganization costs (approximately $6 million), partially offset by a decrease in SG&A (approximately $3 million). Operating earnings for the nine months ended September 30, 2012 in the Consumer Solutions segment decreased $4.2 million, or 2.8%, versus the same prior year period, primarily due to an increase in SG&A (approximately $13 million), partially offset by a gross profit increase (approximately $9 million), primarily due to improved margins. Operating earnings for the nine months ended September 30, 2012 in the Branded Consumables segment increased $27.1 million, or 20.7%, versus the same prior year period, primarily due to a gross profit increase (approximately $25 million), primarily due to improved margins. Operating earnings in the Process Solutions segment for the nine months ended September 30, 2012 increased $11.6 million, or 64.4%, versus the same prior year period, primarily due to an increase in gross profit, primarily due to improved margins and the gross margin impact of higher sales.

Interest Expense

Net interest increased $1.0 million to $136 million for the nine months ended September 30, 2012 versus the same prior year period primarily due to higher average debt levels, partially offset by a decrease in the weighted average interest rate for 2012 to 5.2% from 5.4% in 2011.

Income Taxes

The Company’s reported tax rate for the nine months ended September 30, 2012 and 2011 was 37.2 % and 36.8%, respectively. The increase from the statutory tax rate to the reported tax rate for the nine months ended September 30, 2012 results principally from U.S. tax expense related to the taxation of foreign income and tax expense related to foreign tax audit adjustments. The increase from the statutory tax rate to the reported tax rate for the nine months ended September 30, 2011 results principally from U.S. tax expense related to the taxation of foreign income, net of the decrease in expense related to foreign valuation allowance adjustments.

Net Income

Net income for the nine months ended September 30, 2012 increased $11.6 million to $195 million versus the same prior year period. For the nine months ended September 30, 2012 and 2011, earnings per diluted share were $2.45 and $2.06, respectively. The increase in net income was primarily due to a gross profit increase (approximately $21 million). On a period-over-period basis, the diluted weighted average shares outstanding decreased approximately 10%, primarily due to the Company’s accelerated stock repurchase program (see “Capital Resources”).

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

At September 30, 2012, the Company had cash and cash equivalents of $887 million, of which approximately $397 million was held by the Company’s non-U.S. subsidiaries. The Company believes that its cash and cash equivalents, cash generated from operations and the availability under the Facility, the securitization facility and the credit facilities of certain foreign subsidiaries as of September 30, 2012 provide sufficient liquidity to support working capital requirements, planned capital expenditures, debt obligations, completion of current and future reorganization programs and pension plan contribution requirements for the foreseeable future.

Cash Flows from Operating Activities

Net cash provided by operating activities was $81.4 million and $24.5 million for the nine months ended September 30, 2012 and 2011, respectively. The change is primarily due to favorable working capital movements, which are in part, due to the timing of the purchase of comparatively lower seasonal inventory levels in certain businesses, as inventory levels at September 30, 2012, excluding the impact of the tuck-in acquisitions, were approximately 3% lower than the comparable prior period-end.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $212 million and ($187) million for the nine months ended September 30, 2012 and 2011, respectively. The change is primarily due to the period-over-period increase in the proceeds from the issuance of long-term debt in excess of payments on long-term debt ($725 million) and the period-over-period increase in the net change in short-term debt ($80.9 million), partially offset by a $453 million increase in the payments for the issuance (repurchase) of common stock, net.

Cash Flows from Investing Activities

Net cash used in investing activities was $222 million and $88.0 million for the nine months ended September 30, 2012 and 2011, respectively. Cash used for the acquisition of businesses, net of cash acquired and earnout payments for the nine months ended September 30, 2012 increased $142 million over the same period in 2011. For the nine months ended September 30, 2012, capital expenditures were $76.9 million versus $79.4 million for the same prior year period. The Company expects to maintain capital expenditures at an annualized run-rate in the range of approximately 2.0% to 2.5% of net sales.

CAPITAL RESOURCES

In September 2012, the Company completed a private offering for the sale of $500 million aggregate principal amount of 1 7/8% senior subordinated convertible notes due 2018 (the “Convertible Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act and received net proceeds of approximately $487 million after deducting fees and expenses. Upon closing, the Company used approximately $100 million of the net proceeds to repurchase the Company’s common stock in privately negotiated transactions pursuant to its stock repurchase program. The remainder of the net proceeds will be used for general corporate purposes. The conversion rate is approximately 14.115 shares of the Company’s common stock (subject to customary adjustments, including in connection with a fundamental change transaction) per $1 thousand principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $70.85 per share. The Convertible Notes are not subject to redemption at the Company’s option prior to the maturity date. Prior to June 1, 2018, the Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the second scheduled trading day immediately preceding the maturity date. If the Company undergoes a fundamental change (as defined in the Indenture) prior to maturity, holders of the Convertible Notes will have the right, at their option, to require the Company to repurchase for cash some or all of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes being repurchased, plus accrued and unpaid interest.

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

At September 30 2012, there was no amount outstanding under the Company’s $250 million senior secured revolving credit facility (the “Revolver”) that matures in 2016. The Revolver bears interest at certain selected rates, including LIBOR plus a spread of 225 basis points. At September 30, 2012, the commitment fee on unused balances was 0.38% per annum.

The Company maintains a $400 million receivables purchase agreement (the “Securitization Facility”) that matures in February 2015. At September 30, 2012, the borrowing rate margin and the unused line fee on the Securitization Facility were 0.90% and 0.45% per annum, respectively. At September 30, 2012, the Securitization Facility had outstanding borrowings totaling $384 million.

At September 30, 2012, net availability under the Revolver and the Securitization Facility was approximately $233 million, after deducting approximately $33 million of outstanding standby and commercial letters of credit.

Certain foreign subsidiaries of the Company maintain working capital lines of credit with their respective local financial institutions for use in operating activities. At September 30, 2012, the aggregate amount available under these lines of credit totaled approximately $102 million.

The Company was not in default of any of its debt covenants at September 30, 2012.

In January 2012, the Company commenced a “modified Dutch auction” self-tender offer (the “Offer”) to purchase up to $500 million in value of its common stock. In March 2012, pursuant to the terms of the Offer, the Company repurchased 12.1 million shares of its common stock for a total purchase price of approximately $435 million or $36.00 per share. The repurchase of shares of common stock under the Offer was made pursuant to the Company’s existing stock repurchase program (the “Stock Repurchase Program”), pursuant to which the Company was then authorized to repurchase up to $500 million aggregate amount of outstanding shares of common stock at prevailing market prices or in privately-negotiated transactions.

On September 11, 2012, the Company’s Board of Directors authorized an increase in the then available amount under the Stock Repurchase Program to allow for the repurchase of up to $250 million in aggregate of the Company’s common stock.

In September 2012, pursuant to the Stock Repurchase Program, the Company used approximately $100 million of the net proceeds from the Convertible Notes offering to repurchase approximately 1.9 million shares of its common stock at a price per share of $52.87 through privately negotiated transactions.

During the three and nine months ended September 30, 2012, the Company repurchased 1.9 million and 14.0 million shares, respectively, of its common stock under the Stock Repurchase Program at a per share average price of $52.87 and $38.43, respectively. At September 30, 2012, approximately $150 million remains available under the Stock Repurchase Program.

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

Cash Flow Hedges

During the three months ended September 30, 2012, the Company entered into an aggregate $150 million notional amount of interest rate swaps that exchange variable rates of interest (LIBOR) for an average fixed interest rate of approximately 0.75% over the term of the agreements, which mature on December 31, 2015. These swaps are forward-starting and are effective commencing December 31, 2013. The Company has designated these swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest (LIBOR) payments.

At September 30, 2012, the Company had $900 million notional amount outstanding in swap agreements, which included $500 million notional amount of forward-starting swaps that will become effective commencing December 31, 2013, that exchange variable rates of interest (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through December 2015. At September 30, 2012, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swaps, was approximately 1.6%. The effective portion of the after-tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (loss) (“AOCI”).

Forward Foreign Currency Contracts

The Company uses foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through June 2014. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At September 30, 2012, the Company had approximately $485 million notional amount of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases and sales.

At September 30, 2012, the Company had outstanding approximately $257 million notional amount of foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through December 2013. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty, and in certain instances, allow the Company to benefit should the cost of the commodity fall below certain dollar thresholds. At September 30, 2012, the Company had outstanding approximately $7 million notional amount of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through March 2014. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

The following table presents the fair value of derivative financial instruments as of September 30, 2012:

September 30, 2012
(in millions)	Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(13.8)
Foreign currency contracts	(2.3)

Subtotal	(16.1)

Derivatives not designated as effective hedges:
Foreign currency contracts	(4.7)
Commodity contracts	—

Subtotal	(4.7)

Total	$(20.8)

Net Investment Hedge

The Company designated its Euro-denominated 7 1/2% senior subordinated notes due 2020, with an aggregate principal balance of €150 million (the “Hedging Instrument”), as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-denominated subsidiaries. Foreign currency gains and losses on the Hedging Instrument are included as a component of AOCI. At September 30, 2012, $2.9 million of deferred losses have been recorded in AOCI.

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

The following table provides information about purchases by the Company during the three months ended September 30, 2012 of equity securities of the Company:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Repurchase Program (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Repurchase Program (1)
July 1 – July 31	—	$—	—	$65,116,000
August 1 – August 31	—	—	—	$65,116,000
September 1 – September 30	1,895,000	52.87	1,895,000	$149,811,000	(3)

Total	1,895,000	52.87	1,895,500

(1)	In August 2011, the Board of Directors (the “Board”) authorized a stock repurchase program allowing the Company to repurchase up to $500 million of its common stock at prevailing market prices or in privately-negotiated transactions (the “Stock Repurchase Program”). In January 2012, the Board authorized an increase in the then available repurchase capacity of the Stock Repurchase Program to $500 million (the “January Increase”). In September 2012, the Board authorized an increase in the then available repurchase capacity of the Stock Repurchase Program to $250 million (the “September Increase”).
(2)	Represents amounts subsequent to the January Increase.
(3)	Represents amounts subsequent to the September Increase.

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 15, 2005, and incorporated herein by reference).

3.4	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 17, 2011, and incorporated herein by reference).

3.5	Second Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 17, 2011, and incorporated herein by reference).

4.1	Indenture related to Jarden Corporation’s 1 7/8% Senior Subordinated Convertible Notes due 2018, dated as of September 18, 2012, among Jarden Corporation, subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 21, 2012, and incorporated herein by reference).

4.2	Form of 1 7/8% Senior Subordinated Convertible Note due 2018 (filed as Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 21, 2012, and incorporated herein by reference).

†10.1	Fifth Amended and Restated Employment Agreement, dated as of July 23 2012, between the Company and Martin E. Franklin (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2012, and incorporated herein by reference).

†10.2	Fifth Amended and Restated Employment Agreement, dated as of July 23 2012, between the Company and Ian G.H. Ashken (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 27, 2012, and incorporated herein by reference).

†10.3	Fourth Amended and Restated Employment Agreement, dated as of July 23 2012, between the Company and James E. Lillie (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 27, 2012, and incorporated herein by reference).

†10.4	Amended and Restated Employment Agreement, dated as of July 23, 2012, between the Company and John E. Capps (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on July 27, 2012, and incorporated herein by reference).

†10.5	Amended and Restated Employment Agreement, dated as of July 23, 2012, between the Company and Richard T. Sansone (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on July 27, 2012, and incorporated herein by reference).

10.6	Purchase Agreement, dated September 12, 2012, among the Company, the subsidiary guarantors named therein, and Barclays Capital Inc. and J.P. Morgan Securities LLC, as representatives of the initial purchasers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 13, 2012, and incorporated herein by reference).

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit	Description

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) and Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
†	This Exhibit represents a management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2012
JARDEN CORPORATION
(Registrant)

By:	/s/ James L. Cunningham III
Name:	James L. Cunningham III
Title:	Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) and Notes to Condensed Consolidated Financial Statements.

*	Filed herewith