Form 10-K
period 2012-12-31
JARDEN CORP
filed 2013-02-27
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3.2 billion based upon the closing market price on such date as reported on the New York Stock Exchange.

All (i) executive officers and directors of the registrant and (ii) all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock who hold 10% or more of the registrant’s outstanding common stock, have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

There were approximately 78,598,000 shares outstanding of the registrant’s common stock, par value $0.01 per share, as of February 15, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report will be set forth in and, incorporated herein by reference to the Company’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which is anticipated to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days following the end of the Company’s fiscal year ended December 31, 2012.

JARDEN CORPORATION

PART I

Item 1.	Business

Overview

Jarden Corporation (which may be referred to hereafter as “Jarden,” the “Company,” “we,” “us” or “our”) is a global consumer products company that enjoys leading positions in a broad range of primarily niche markets for branded consumer products. We seek to grow our business by continuing our tradition of product innovation, new product introductions and providing the consumer with the experience and value they associate with our strong brand portfolio.

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

We are a leading provider of a diverse range of consumer products with a portfolio of over 100 trusted, quality brands sold globally. We operate in three primary business segments through a number of well recognized brands, including: Outdoor Solutions: Abu Garcia®, Aero®, Berkley®, Campingaz®, Coleman®, ExOfficio®, Fenwick®, Gulp!®, Invicta®, K2®, Marker®, Marmot®, Mitchell®, Penn®, Rawlings®, Shakespeare®, Stearns®, Stren®, Trilene®, Völkl® and Zoot®; Consumer Solutions: Bionaire®, Breville®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam®, VillaWare® and White Mountain®; and Branded Consumables: Ball®, Bee®, Bernardin®, Bicycle®, Billy Boy®, Crawford®, Diamond®, Dicon®, Fiona®, First Alert®, First Essentials®, Hoyle®, Kerr®, Lehigh®, Lillo®, Loew-Cornell®, Mapa®, NUK®, Pine Mountain®, Quickie®, Spontex® and Tigex®. Our growth strategy is based on introducing new products, as well as on expanding existing product categories, which is supplemented through opportunistically acquiring businesses that reflect our core strategy, often with highly-recognized brands within the categories they serve, innovative products and multi-channel distribution.

We have achieved leading market positions in a number of niche categories by selling branded products through a variety of distribution channels, including club, department store, drug, grocery, mass merchant, sporting goods and specialty retailers, as well as direct to consumers. By leveraging our strong brand portfolio, category management expertise and customer service focus, we have established and continue to maintain long-term relationships with leading retailers within these channels. For example, we have serviced Walmart and The Home Depot since their openings in 1962 and 1978, respectively, and are currently the category manager at these and other retailers in certain product categories. Moreover, several of our leading brands, such as Ball®, Bee®, Bicycle®, Coleman®, deBeer®, Diamond®, Hodgman®, Madshus®, Pflueger®, Rawlings®, Shakespeare®, Sunbeam®, Tubbs®, Völkl® and Worth® have been in continuous use for over 100 years. We continue to strive to expand our existing customer relationships and attract new customers by introducing new product line extensions and entering new product categories.

Acquisitions

2012 Activity

During 2012, the Company completed three tuck-in acquisitions that by nature were complementary to the Company’s core businesses and from an accounting standpoint were not significant.

2011 Activity

During 2011, the Company did not complete any significant acquisitions.

2010 Activity

On April 1, 2010, the Company acquired the Mapa Spontex Baby Care and Home Care businesses (“Mapa Spontex”) of Total S.A. (“Total”), through the acquisition of certain of Total’s subsidiaries for a Euro purchase price of approximately €200 million or approximately $275 million (the “Acquisition”). The total value of the transaction, including debt assumed and/or repaid, was approximately €305 million (approximately $415 million). Mapa Spontex is a global manufacturer and distributor of primarily baby care and home care products with leading market positions in Argentina, Brazil and Europe in the core categories it serves. Its baby care portfolio includes feeding bottles, soothers, teats and other infant accessories sold primarily under the Fiona®, First Essentials®, Lillo®, NUK® and Tigex® brands; and health care products, including condoms sold under the Billy Boy® brand. Its home care portfolio includes sponges, rubber gloves and related cleaning products for industrial, professional and retail uses sold primarily under the Mapa® and Spontex® brands. Mapa Spontex is reported in the Company’s Branded Consumables segment and is included in the Company’s results of operations from April 1, 2010.

In addition, the Company completed three tuck-in acquisitions during 2010. On October 1, 2010, the Company acquired Aero Products International, Inc. (“Aero”), a leading provider of premium, air-filled mattresses under brand names including Aero®, Aerobed® and Aero Sport®. Aero is reported in the Company’s Outdoor Solutions segment and is included in the Company’s results of operations from October 1, 2010. On December 17, 2010, the Company acquired Quickie Manufacturing Corporation (“Quickie”), a leading supplier and distributor of innovative cleaning tools and supplies. Quickie designs, manufactures and distributes cleaning products including mops, brooms, dusters, dust pans, brushes, buckets and other supplies, for traditional in-home use, as well as commercial and contractor-grade applications sold primarily under the leading brands Quickie Original®, Quickie Home-Pro®, Quickie Professional®, Quickie Microban® and Quickie Green Cleaning®. The Quickie acquisition complements the Mapa Spontex acquisition by combining Quickie’s leading domestic position in household stick and smallware cleaning supplies with Mapa Spontex’s leading international position in gloves and sponges, and provides the Company with a complete product line in conventional cleaning supplies to offer our retailers both domestically and internationally. Quickie is reported in the Company’s Branded Consumables segment and is included in the Company’s results of operations from December 17, 2010. The combined cash purchase price, net of cash acquired, for the Aero and Quickie acquisitions was approximately $270 million. Additionally, during 2010, the Company completed another tuck-in acquisition. All three tuck-in acquisitions were complementary to the Company’s core businesses and from an accounting standpoint were not significant.

Business Segments

We operate three primary business segments: Outdoor Solutions, Consumer Solutions and Branded Consumables.

Outdoor Solutions

The Outdoor Solutions segment manufactures or sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas grills, lanterns and flashlights, sleeping bags, tents and water recreation products such as inflatable boats, kayaks and personal flotation devices. The Outdoor Solutions segment is also a leading provider of fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger®, Sebile®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, basketball, field hockey, football, lacrosse and softball products are sold under brand names such as deBeer®, Gait®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas®, Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Helium®, Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as CAPP3L®, Ex Officio®, K2®, Marker®, Marmot®, Planet Earth®, Ride®, Völkl® and Zoot®, and premium air beds under brand names including Aero®, Aerobed® and Aero Sport®. The Outdoor Solutions Segment also sells a variety of products sold internationally under brand names such as Campingaz®, Esky® and Invicta®.

A summary of the well-known brand names we sell through the Outdoor Solutions segment follows:

Principal Owned Brands	Principal Products
Coleman®, Campingaz®, Esky® and Invicta®	Camping and outdoor equipment

Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger®, Sebile®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®	Fishing equipment

deBeer®, Gait®, Miken®, Rawlings® and Worth®	Team sports equipment

Atlas®, Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®	Alpine and Nordic skiing, snowboarding, snowshoeing and in-line skating equipment

Helium®, Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®	Personal flotation devices, water sports equipment and all-terrain vehicle gear

Aero®, Aerobed®, Aero Sport® and Coleman®	Inflatable air beds and accessories

CAPP3L®, Ex Officio®, K2®, Marker®, Marmot®, Planet Earth®, Ride®, Völkl® and Zoot®	Technical and outdoor apparel and equipment

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

Distribution and Fulfillment

We have warehouse and distribution facilities in Canada, Europe, Latin America, the Pacific Rim and the United States. We also use third-party warehouses and logistical services. We distribute our products to customers around the world utilizing both direct shipping from our manufacturers and distribution from our internal and third-party warehouse facilities.

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

Consumer Solutions

The Consumer Solutions segment manufactures or sources, markets, and distributes a diverse line of household products, including kitchen appliances and home environment products. This segment maintains a strong portfolio of globally-recognized brands including Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam® and Villaware®. The principal products in this segment include: clippers, trimmers and other hair care products for professional use in the beauty and barber and animal categories; electric blankets, mattress pads and throws; household kitchen appliances, such as blenders, coffeemakers, irons, mixers, slow cookers, tea kettles, toasters, toaster ovens and vacuum packaging machines; home environmental products, such as air purifiers, fans, heaters and humidifiers; products for the hospitality industry; and scales for consumer use. The Consumer Solutions segment also has rights to sell various small appliance products in substantially all of Europe under the Breville® brand name.

We believe that our Consumer Solutions sales are well-diversified with respect to both geography and distribution channels. We sell a variety of branded household products including:

Principal Owned Brands	Principal Products
FoodSaver® and Seal-a-Meal®	Home vacuum packaging

Health o meter®	Scales

Mr. Coffee®	Coffeemakers and other beverage products

Breville®, Oster®, Rival® and Sunbeam®	Small appliances and personal care products

Crock-Pot®, skybar® and VillaWare®	Specialty kitchen products

Bionaire®, Holmes®, Patton® and Sunbeam®	Home environment products

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

In addition to brand development, we have an extensive licensing strategy to extend the reach of the brands across categories, geographies and strategic product extensions. We believe that utilizing licensing generates high value consumer impressions that are aligned with the strategic objectives of the brands and enhances emotional relevance of the product. We believe that Crock-Pot®, Oster®, Rival® and Sunbeam® are among the leading licensed housewares brands in the consumer products industry. We also establish strategic alliances with key external brands such as Fla-Vor-Ice®, Hawaiian Punch®, Iron Man®, Keurig®, Margaritaville® and Therapedic® providing us the opportunity to broaden our consumer appeal and distribution channel penetration by leveraging their consumer recognition through exciting, differentiated products.

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

Intellectual Property

The principal trademarks in our Consumer Solutions segment consist of Bionaire®, Breville® Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Rival® and Sunbeam®. We believe our principal trademarks have high levels of brand name recognition among retailers and consumers. In addition, we believe our brands have an established reputation for quality, reliability and value. We monitor and protect our brands against infringement, and we actively pursue the licensing of our trademarks to third parties for products that complement our product lines or businesses. We also hold numerous design and utility patents covering a wide variety of products, however, the loss of any one of which would likely not have a material adverse effect on our business taken as a whole.

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

Sales and Marketing

For our Branded Consumables sales efforts, we utilize internal sales, marketing and customer service staff, supported by a network of outside sales representatives and agents. Regional sales managers are organized by geographic area and, in some cases, customers, and are responsible for customer relations management, pricing and distribution strategies, and sales generation. Our customer-specific organized sales staff includes individuals focused on key customers and also key customer groups such as casinos, electrical distributors and personal protective equipment distributors. Our marketing and sales departments work closely together to develop pricing and distribution strategies and to design packaging and develop product line extensions and new products.

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

Our China office is responsible for sourcing finished products from Asia in order to grow and diversify our product portfolio. Quality testing for these products is performed both by our China office and by our North American quality laboratories.

Historically, the raw materials and components that are necessary for the manufacture of our Branded Consumables products have been available in the quantities that we require.

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

We have the right to use the Ball® and Kerr® trademarks on certain products pursuant to perpetual royalty-free licenses. We also have licensing agreements for brands such as Coca-Cola®, Disney®, Harley Davidson®, National Hockey League®, Jack Daniels®, Nickelodeon®, Realtree® and World Poker Tour® to manufacture and distribute playing cards under those brand names, as well a licensing agreement with Gerber® to manufacture and distribute various baby care products.

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

Our business growth is fueled by building strong brands in both the industrial and consumer product markets. We use print, radio and television advertisements, public relations impressions, online marketing, co-op direct to consumer marketing, consumer promotions and trade shows as vehicles to build our brands globally.

Government Contracts

We enter into contracts with the United States government, which contain termination provisions customary for government contracts. The United States government retains the right to terminate such contracts at its convenience. However, if a contract is terminated, we are entitled to be reimbursed for allowable costs and profits to the date of termination relating to authorized work performed to such date. The United States government contracts are also subject to reduction or modification in the event of changes in government requirements or budgetary constraints. Since entering into a contract with us in 1981, the United States government has not terminated the penny blank supply arrangement. In 2006, we entered into a multi-year supply contract with the Royal Canadian Mint for defined volumes on a “take or pay” basis. In 2010, that contract was extended through May 2016.

Manufacturing

We manufacture our products, including the Shakespeare® brand of nylon, in facilities in Europe and North America. Our research and development group, Jarden Design Associates, engineers sustainable products and services for our business units and OEM customers.

Customers and Competition

We distribute our products globally, primarily through club stores; craft stores; direct-to-consumer channels, primarily consisting of infomercials; department stores; drugstores; grocery retailers; home improvement stores; mass merchandisers; on-line; specialty retailers and wholesalers. In 2012, approximately 20% of the our consolidated net sales were to Walmart, who purchased product from all of our business segments and was our single largest customer. No other customer represents more than 5% of our consolidated net sales. Other leading customers include: Academy Sports & Outdoors, Amazon.com, Bed Bath and Beyond, Canadian Tire, Carrefour, Costco, Dick’s Sporting Goods, The Home Depot, Lowe’s and Target.

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

Competitive Strengths

We believe that the following competitive strengths serve as a foundation for our business strategy:

Market Leadership Positions. In North America, we believe we are a leader in several categories, including alpine skis and bindings, snowboarding and snowshoeing, baseballs, bats and batting helmets, softballs and gloves, camping gear, cordage, firelogs and firestarters, fishing soft baits, rods, reels, and combos, home canning, home vacuum packaging, matches and toothpicks, personal flotation devices, playing cards, boxed plastic cutlery, selected small kitchen appliances, warming blankets and a number of other branded consumer products. We believe that the specialized nature of our niche categories, and our market shares therein, provide us with competitive advantages in terms of demand from consumers and enhanced brand awareness. We believe our leadership positions contribute to our ability to attract new customers and enter new distribution channels.

Our Coleman® and Campingaz® brands are widely recognized domestically, in Europe and in the Pacific Rim, and we believe we are a leader in a number of camping and outdoor equipment product categories, including tents, lanterns and stoves. Our Ugly Stik® models have been the best selling fishing rods in the U.S. for over 20 years. Penn® is a leading product line and brand that is principally focused on salt water fishing reels. Through our Helium®, Hodgman®, Nevin®, Sospenders® and Stearns® brands, we believe we are a leading provider of flotation vests, jackets and suits (“personal flotation devices”), cold water immersion products and wet suits. We believe Sevylor® is a leading brand in innovative inflatable towables, boats, kayaks and related products. We believe we are a leader in each of the ski, snowboard and snowshoe categories that we participate in. We sell alpine and Nordic skis under a number of brands, including K2®, Line®, Madshus® and Völkl®, and alpine ski bindings under the name Marker® in the three major ski markets of the world: Europe, Japan and North America. We sell boots, bindings, snowboards, snowboard outerwear and snowshoes under a number of brands including Atlas®, K2®, Morrow®, Ride®, Tubbs® and 5150 Snowboards®. We believe our Marmot® brand is a leader in the premium-priced, high-performance technical outdoor apparel and equipment market. Marmot designs, manufactures, markets and distributes performance jackets, technical rainwear, expedition garments, fleeces, outerwear, softshells, skiwear and accessories, gloves, and expedition quality tents, packs and sleeping bags and related accessories sold under the Marmot® brand name and ski apparel sold under the Marker® brand name. The Ex Officio® brand is recognized as a leader in the design, manufacture, sale and distribution of outdoor and adventure travel apparel for men and women. We believe that Rawlings® is a leading brand and supplier of baseball equipment in North America and we have exited our previous licensing relationship in an effort to sell direct to the Japan market. Rawlings’ products in this area include baseball gloves, baseballs, softballs, batters’ helmets, catchers’ and umpires’ protective equipment, aluminum, composite and wood baseball bats, batters’ gloves and accessories. Rawlings is a major supplier to professional, collegiate, interscholastic and amateur organizations worldwide and is also the official baseball supplier to Major League Baseball (“MLB”), Minor League Baseball and the National Collegiate Athletic Association, as well as the official helmet supplier to MLB. Moreover, in 2011 Rawlings® was named one of “America’s Greatest Brands” by the American Brands Council. We believe Worth® and Miken® are leading brands for softball products with leading positions in collegiate and amateur slow pitch and fast pitch softball. As a leading provider of small kitchen appliances, we work directly with retailers, often as the category manager, to identify and support consumers’ needs. Our Crock-Pot®, FoodSaver®, Mr. Coffee®, Oster® and Sunbeam® brands hold leading or significant positions in a number of small kitchen appliance categories. We created the home vacuum packaging category at most of our retailers and continue to lead the category by providing innovation and marketing tools to promote the FoodSaver® brand and home vacuum packaging to consumers. We are either the named category manager, sole supplier or one of a very limited number of external vendors to the dominant retailers in both the firelogs and firestarters, and rope, cord and twine product lines. In the playing card industry, we believe our Branded Consumables segment is a leading provider of playing cards under the Bee®, Bicycle® and Hoyle® brands. We believe we are a leading provider of cellulose sponges in Europe under the Spontex® brand and of condoms in Germany under the Billy Boy® brand. In the baby care industry, we enjoy leading positions in Brazil, France and Germany, under the Fiona®, Lillo®, NUK® and Tigex® brands and rank among the top players in Spain and the United States.

Strong Brand Name Recognition. Our portfolio of leading consumer brands assists us in gaining retail shelf space and introducing new products. The Breville®, Coleman®, Crock-Pot®, First Alert®, FoodSaver®, K2®, Marmot®, Mr. Coffee®, Oster®, Pine Mountain®, Rawlings®, Ride®, Rival®, Shakespeare®, Starterlogg®, Stearns®, Sunbeam® and Völkl® brands are highly-recognized brands in their respective market segments. We believe the Rawlings® and Worth® brands in baseball and softball, respectively; the deBeer® and Gait® brand names in lacrosse, and K2®, Marker® and Völkl® in snowboards, skis and ski bindings have an extremely high brand name recognition in their market segments. Our Abu Garcia®, Berkley®, Mitchell®, Penn®, Pflueger® Shakespeare®, Stren®, Trilene® and Ugly Stik® brands are highly recognized within the outdoor enthusiast and fishing market segments. We believe our Ex Officio®, K2®, Marmot®, Marker®, Planet Earth® and Völkl® brands represent quality technical apparel and equipment within their market segments. We believe Diamond® is a leading brand in plastic cutlery, kitchen matches and toothpicks for use in and around the home. We believe that the Mapa® brand is synonymous with rubber gloves in Argentina and France; that the Spontex® brand is a household name in Western and Central Europe; and that the NUK® brand is a worldwide leader in soothers. We also believe our Aerobed®, Ball®, FoodSaver® and Quickie® brands are household names in inflatable airbeds, home canning, home vacuum packaging systems and cleaning tools and related supplies, respectively. Overall, we believe our strong brand recognition and consumer awareness, coupled with the quality of our products, help promote significant customer loyalty.

Comprehensive Product Offering. We provide retailers with a broad and diversified portfolio of consumer products across numerous product categories, which add diversity to our revenues and cash flows. Within these categories, we service the needs of a wide range of consumers by providing products to satisfy their different interests, preferences and budgets. We believe that our Outdoor Solutions segment, with its products ranging from skis to fishing equipment to personal flotation devices to baseball gloves to lanterns and coolers, is a leading global outdoor lifestyle business with comprehensive product offerings in numerous categories. We believe our Consumer Solutions segment is well-positioned in the kitchen and household appliance categories to take advantage of a “good, better, best” strategy in order to target consumers with various levels of price sensitivity and product sophistication. Our Branded Consumables segment offers a diversified portfolio of consumer products to serve the value, mid-tier and premium price points, including in part, baby care products (e.g., feeding bottles, pacifiers, soothers and teats), cordage (e.g., rope and twine), fire extinguishing products, firelogs and firestarters, home care products (e.g., brooms, brushes, buckets, dusters, dust pans, kitchen matches, mops, plastic cutlery, rubber gloves, sponges and related cleaning products), home canning products, playing cards and card accessories, security screen doors and fencing, smoke and carbon monoxide alarms, storage organizers and workshop accessories.

We believe our ability to serve retailers with a broad array of branded products and introduce new products will continue to allow us to further penetrate our existing customer bases, while also attracting new customers.

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

Continuous Improvement Programs. A core element of Jarden’s DNA is to “strive to be better.” To that end, we continuously strive to enhance profitability and competitive advantage by leveraging our scale as a buyer in the marketplace and reducing our internal operating costs by sharing infrastructure and expertise across all business units. These endeavors cover all cost centers, including all costs of goods sold (material, labor and overhead), transportation and warehousing, and selling, general and administrative expenses. In addition to the continuous improvement investments made within each business unit, we manage a portfolio of Kaizen projects that bring advisors together from across business units to design solutions to specific challenges in manufacturing, warehousing and/or business operations.

Our procurement professionals participate on cross-business commodity councils to negotiate and implement enterprise level supply agreements that take into account our global demand for raw materials, components, finished goods, fulfillment services, professional services, information technology, telecommunications, transportation, and other goods and services. These supply agreements allow Jarden businesses, regardless of size, to operate with the buying power of a Fortune 500 company.

In order to leverage our global procurement and fulfillment expertise to the benefit of our stockholders, we employ a center-led strategy that consolidates redundant functions within business units to reduce overhead and increase focus on new areas of product innovation. Jarden businesses are constantly collaborating on projects to share resources and best practices in a way that increases our unique competitive advantage. Furthermore, opportunities are selectively pursued across business units to cross-utilize infrastructure such as factory, office and warehouse capacity.

The commodity councils and center-led procurement operating models are highly scalable and simplify the integration of newly-acquired companies. Jarden is able to take advantage of leverage from acquired companies and offer those companies access to Fortune 500 scale enabling the realization of synergies and cost savings. Our supply chain operations partner with all our businesses to ensure that we are continuously focused on enhancing profitability and competitive advantage. Our operating models are extended globally to adapt to the growth in our portfolio of companies and revenue outside traditional markets in North America.

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

Operating numerous factories globally gives our supply chain executives invaluable real-time insight into the relative cost and complexity associated with manufacturing in many regions of the world. This insight is used to ensure that we are producing our products in the location that will deliver the best cost and quality. We continuously evaluate the portfolio of products we manufacture and source to ensure that we are pursuing the best strategy for either outsourcing or insourcing to further vertically integrate our supply chain.

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

Low Cost Manufacturing. We focus on executing manufacturing programs involving large volumes with superior efficiencies, low cost and high quality. We organize the production runs in many of our business segments’ product lines to minimize the number of manufacturing functions and the frequency of material handling. We also utilize, where practical, a flexible process which uses cellular manufacturing to allow a continuous flow of parts with minimal set up time. In our lower cost country manufacturing facilities, we focus on manufacturing proprietary products and products where our expertise provides a lower production cost despite the generally higher level of labor required. As the economics of manufacturing product in a particular region evolves, Jarden reviews the viability of whether or not relocation of manufacturing lines is required to assure competitive cost structures and that timely marketplace distribution alignment is maintained.

Repatriation of Manufacturing. Wages in Chinese manufacturing centers are increasing and there continues to be volatility in transportation cost and availability to ship product to our largest markets. In addition, the world’s emerging economies continue to shift manufacturing capacity to satisfy domestic demand as their consumer class grows which we believe will increasingly put exporters at a disadvantage. Although our business units have been able to maintain a competitive advantage over the years by off-shoring manufacturing to low cost countries such as China, we also retained a significant internal manufacturing capability in North America. Many factories were downsized, but not closed, leaving excess capacity that can now be taken advantage of more cost effectively when opportunities to move manufacturing back to North America are identified. Our history of prudent capital investments has enabled cost effective repatriation of several products, including personal flotation devices, composite baseball bats, hard side coolers, plastic cutlery, box fans, small kitchen appliances, and other products previously manufactured in China.

Proven and Incentivized Management Team. Our management team has a proven track record of successful management with positive operating results. Our executive corporate management team is led by Martin E. Franklin, our Executive Chairman, Ian G.H. Ashken, our Vice Chairman and Chief Financial Officer, and James E. Lillie, our Chief Executive Officer. Our primary business units are led by executives with extensive experience in the branded consumer products markets.

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

Further Penetrate Existing Distribution Channels. We seek to further penetrate existing distribution channels to drive organic growth by leveraging our strong existing customer relationships and attracting new customers. We intend to further penetrate existing distribution channels by continuing to:

•	provide quality products;

•	fulfill logistical requirements and volume demands efficiently and consistently;

•	provide comprehensive product support from design to after-market customer service;

•	cross-sell our brands across various business segments to our extensive combined customer bases;

•	leverage strong established European, Latin American and Pacific Rim distribution channels; and

•	establish new distribution channels through our subsidiaries in China.

Introduce New Products. To drive organic growth from our existing businesses, we intend to continue to leverage our strong brand names, customer relationships and proven capacity for innovation to develop new products and product extensions in each of our major product categories.

During 2012, in our Outdoor Solutions segment, Coleman updated its line with a variety of new and refined products. Key additions included advancements in battery lanterns with new features that increase light output and runtime. In addition, a high-performance version of the popular RoadTrip® Grill and new comfortable, portable seating options in the outdoor furniture category were successfully launched. Our team sports business in the Outdoor Solutions segment introduced, among other new products: a new series of the Rawlings® Velo and 5150® bats designed for the senior league and youth baseball levels that provide increase batted ball performance through superior technology in aluminum and composite designs; and a new series of football helmets within the successful Rawlings® NRG series of football helmets, designed for the youth up to the middle school aged player, that are constructed with a unique protection system designed to dissipate impact force. In our Consumer Solutions segment during 2012, we continued the expansion of our core products to meet the needs of consumers driven by trends in consumer health, pet products, single-serve coffee and at-home food preparation. In 2012, we introduced tower air purifiers and filters designed to address specific consumer needs such as pollen and odor management. We also launched a variety of pet products including ultrasonic bark control devices and Sunbeam® branded pet products. In 2012, we also launched our latest single serve coffee machine using Keurig® brewing technology with a removable water reservoir and an adjustable serving size feature. We expanded the Crock-Pot® slow cooker line with the introduction of the Crock-Pot® Cook & Carry™ Smart-Pot® slow cooker, which takes Crock-Pot® slow cooker portability to the next level enabling more secure and warmer transport with our HeatSaver™ stoneware; and we introduced the Create-a-Crock™ online system that allows consumers to customize their slow cooker with a variety of backgrounds and their personal photos or pick from their favorite NFL® team’s licensed logo. Additionally, we introduced the new Sunbeam® Frozen Treats complimented by Hawaiian Punch® and Fla-Vor-Ice® branded syrups and innovative specialty bags for our FoodSaver® products. In our Branded Consumables segment during 2012, our Jarden Home Brands business introduced the Ball® Automaker Jam & Jelly Maker, home canning appliance that helps consumers quickly and easily make their own delicious homemade jam, making the fresh preserving category even more accessible to new, first-time consumers. The Ball® Automatic Jam & Jelly Maker was named one of Good Housekeeping’s Best New Cooking Tools of 2012. Additionally, we entered into new product categories (food preparation, hygiene and nursery) under the NUK® brand.

During 2011, in our Outdoor Solutions segment, Coleman expanded its line of instant tents and added instant canopies and shelters with proprietary technology, which allows for even our largest tents and shelters to be set up in 60 seconds or less and also expanded the revolutionary CPX rechargeable lighting system which allows for an interchangeable power source for our broad range of flashlights and lanterns. Our team sports business in the Outdoor Solutions segment introduced, among other new products: the Rawlings® 5150® BBCOR bats, designed to meet the new regulations at both the collegiate and high school levels while providing superior durability, additional flex and a larger sweet spot on the barrel; and the Rawlings® NRG Quantum™ football helmets, constructed with a unique protection system designed to improve dissipation of impact force. Additionally, our winter sports business in the Outdoor Solutions segment introduced the Völkl® Code ski, which is the first rocker ski designed for front side high performance skiing and featuring Speedwall technology and a 3D Titinal top sheet; and the Völkl® all mountain category RTM (Ride the Mountain) ski, led by the flagship RTM 84 ski, which features our Marker® iPT Wide Ride binding which was the highest scoring ski ever, as recorded in the 2011 World Ski Test. In our Consumer Solutions segment during 2011, we continued the expansion of our core products to meet the needs of consumers driven by trends in consumer health, pet products, single-serve coffee and at-home food preparation. In 2011, we also introduced aer1® air filters and purifiers that are designed to improve air quality and Sunbeam® pet electronics that help consumers more effectively train their pets. Additionally, we expanded our single serve coffee offering using Keurig® brewing technology and introduced new FoodSaver® models targeted to hunters and fishermen, as well as new models for the club channel and we introduced the very successful MyBlend® personal blender, a fun and exciting sports drink blender in a variety of colors. In our Branded Consumables segment during 2011, we introduced the Tigex® Bébé Gourmet food processor that combines the essential qualities of a baby-food processor while incorporating innovations not currently available in the marketplace.

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

Further Expand Internationally. We derived approximately 39% of our consolidated sales in 2012 and 2011, respectively, from international markets. We were able to expand our international sales in 2010, as a result of the Acquisition. We believe that we can expand our international sales primarily by leveraging our distribution channel opportunities across product lines and by pursuing strategic cross-selling or co-branding in our foreign businesses with established complementary distribution channels. We also believe that our strong international distribution network will continue to assist us in placing more products into foreign channels and increase the rate at which our products assimilate themselves into homes in the European, Latin American and Pacific Rim markets. Growth in our Baby Care business has been primarily driven by expansion into Brazil and China.

Focus on Operating Margin Improvements. We focus on expanding margins through operating efficiencies and the realization of synergies from our business units, the integration of our businesses and the transfer of best practices throughout each of our operating units. We use our scale to leverage our supply chain, distribution and production costs as well.

Environmental Matters

Our operations are subject to federal, state and local environmental and health and safety laws and regulations, including those that impose workplace standards and regulate the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of materials and substances including solid and hazardous wastes. We believe that we are in material compliance with such laws and regulations. Further, the cost of maintaining compliance has not, and we believe in the future, will not, have a material adverse effect on our business, consolidated results of operations and consolidated financial condition. Due to the nature of our operations and the frequently changing nature of environmental compliance standards and technology, we cannot predict with any certainty that future material capital or operating expenditures will not be required in order to comply with applicable environmental laws and regulations.

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

Employees

As of December 31, 2012, we employed over 25,000 people in Canada, Europe, Latin America, the Pacific Rim (including China) and the United States. As of December 31, 2012, our Chinese operations employed approximately 5,900 people on both a full-time and temporary basis. Approximately 480 union workers are covered by collective bargaining agreements at five of our U.S. facilities. These agreements expire at our jar closure facility (Muncie, Indiana) in 2014, at our match manufacturing facility (Cloquet, Minnesota) in 2015, at our zinc facility (Greeneville, Tennessee) in 2017, at our baby care facility (Reedsburg, Wisconsin) in 2014 and at our monofilament plant (Enka, North Carolina) in 2013. Additionally, approximately 70 employees at our Legutiano, Spain manufacturing facility, approximately 190 employees at our Lyon, France facility, approximately 250 employees at our Ipoh, Malaysia facility, approximately 460 employees at our Zeven, Germany facility, approximately 40 employees at our other European facilities and approximately 1,500 employees at our Latin America facilities are unionized.

We have not experienced a work stoppage during the past five years except for a brief stoppage in 2008 in Lyon, France in connection with a restructuring at that location. Management believes that our relationships with our employees and collective bargaining unions are satisfactory.

Research and Development

Research and development costs are expensed as incurred in connection with our internal programs for the development of products and processes. Research and development costs for 2012, 2011 and 2010 were approximately $88 million, $70 million and $61 million, respectively.

Website Access Disclosure

Our internet website address is http://www.jarden.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the proxy statement for our annual meeting of stockholders, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our website by the end of the business day after filing with the SEC.

Our website also includes the following corporate governance materials under the tab “Governance”: our Business Conduct and Ethics Policy; our Board of Directors Governance Principles and Code of Conduct Policy; our Insider Trading Policy; our Management and Board of Directors; our Committee Composition; our Insider Transactions; and the charters of our Board of Directors committees. These corporate governance materials are also available in print upon request by any stockholder to our Investor Relations department at our executive corporate headquarters.

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

Our business depends on the strength of the retail economies in various parts of the world, primarily in North America but increasingly in Asia, Europe and Central and South America, which have experienced instability in recent years and may experience further volatility, or be subject to further deterioration, for the foreseeable future. These retail economies are affected primarily by factors such as consumer demand and the condition of the retail industry, which, in turn, are affected by general economic conditions and specific events such as natural disasters, terrorist attacks and political unrest. The impact of these external factors is difficult to predict, and one or more of the factors could adversely impact our business, results of operations and financial condition.

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

Due to consolidation in the U.S. retail industry, our customer base has become relatively concentrated. In 2012, one customer, Walmart, accounted for approximately 20% of our consolidated net sales.

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

Some of our operations are conducted or products are sold in countries where economic growth has slowed, such as Japan; or where economies have suffered economic, social and/or political instability or hyperinflation; or where the ability to repatriate funds has been delayed or impaired in recent years, such as Venezuela and Mexico. Current government economic and fiscal policies, including stimulus measures and currency exchange rates and controls, in these economies may not be sustainable and, as a result, our sales or profits related to those countries may decline. The economies of other foreign countries important to our operations, including other countries in Asia, Europe and Latin America, could also suffer slower economic growth or economic, social and/or political instability or hyperinflation in the future. Our international operations (and particularly our business in emerging markets), including manufacturing and sourcing operations (and the international operations of our customers), are subject to inherent risks which could adversely affect us, including, among other things:

•	protectionist policies restricting or impairing the manufacturing, sales or import and export of our products;

•	new restrictions on access to markets;

•	lack of developed infrastructure;

•	inflation (including hyperinflation) or recession;

•	devaluations or fluctuations in the value of currencies;
•

changes in and the burdens and costs of compliance with a variety of foreign laws and regulations, including tax laws, accounting standards, trade protection measures and import and export licensing requirements, environmental laws and occupational health and safety laws;

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

In 2010, Venezuela was designated a hyper-inflationary economy. Consequently, the Company changed the functional currency of the Company’s subsidiaries in Venezuela from the Venezuelan Bolivar to the U.S. dollar and recorded an accounting charge against earnings relating to foreign exchange translation as a result of the hyperinflationary status. The Venezuelan government devalued its currency in 2010 and again in February 2013. The effect of these devaluations, and any future devaluation of the Venezuelan Bolivar, is to impact negatively the carrying value of our assets in Venezuela and our results of operations because the earnings and assets of our Venezuelan operations will be reduced when translated into U.S. dollars. There can be no assurance that there will not be further devaluations of the Venezuelan currency, which could adversely affect our business, results of operations and financial condition. Also in 2013, the Venezuelan government eliminated the regulated System of Transactions in Foreign Currency Denominated Securities (“SITME”) market. It is too early to determine the impact on the Company of the elimination of the SITME market. However, there can be no assurance that the elimination of the SITME market will not impair the ability of the Company’s subsidiaries operating in Venezuela to convert Bolivar cash balances into U.S. dollars, which could result in currency exchange losses that could have a material adverse effect on our results of operations.

As we have substantial operations and assets located outside the United States, foreign currency devaluations or fluctuations in the applicable foreign currency exchange rates in relation to the U.S. dollar could continue to have a material adverse impact on our business, results of operations and financial condition, both for purposes of actual conversion and financial reporting purposes. The impact of future exchange rate devaluations or fluctuations on our results of operations cannot be accurately predicted. There can be no assurance that the U.S dollar foreign exchange rates will be stable in the future or that fluctuations in financial or foreign markets will not have a material adverse effect on our business, results of operations and financial condition.

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

We have a significant amount of indebtedness. As of December 31, 2012, we had total indebtedness of approximately $3.8 billion. Our significant indebtedness could:

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

The terms of the instruments governing our indebtedness, including our senior secured credit facility and the indentures governing our 7 1/2% senior subordinated notes due 2020, our 7 1/2% senior subordinated notes due 2017, our 8% senior notes due 2016 and our 6 1/8% senior notes due 2022, will allow us to issue and incur additional debt upon satisfaction of certain conditions. We anticipate that any future acquisitions we pursue as part of our growth strategy or potential stock repurchase programs may be financed through a combination of cash on hand, operating cash flow, availability under our existing credit facilities and new capital market offerings. If new debt is added to current debt levels, the related risks described above could increase.

In addition, the instruments governing our indebtedness, including our senior secured credit facility and the indentures governing our 7 1/2% senior subordinated notes due 2020, our 7 1/2% senior subordinated notes due 2017, our 8% senior notes due 2016 and our 6 1/8% senior notes due 2022, contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.

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

Our indebtedness, including our senior secured credit facility and the indentures governing our 7 1/2% senior subordinated notes due 2020, our 7 1/2% senior subordinated notes due 2017 and our 8% senior notes due 2016, our 6 1/8% senior notes due 2022, contain various covenants which limit our management’s discretion in the operation of our business and the failure to comply with such covenants could have a material adverse effect on our business, financial condition and results of operations.

The instruments governing our indebtedness, including our senior secured credit facility and the indentures governing our 7 1/2% senior subordinated notes due 2020, our 7 1/2% senior subordinated notes due 2017 and our 8% senior notes due 2016 contain various provisions that limit our management’s discretion by restricting our and our subsidiaries’ ability to, among other things and in certain instances:

•	incur additional indebtedness;

•	pay dividends or distributions on, or redeem or repurchase, capital stock;

•	make investments;

•	engage in transactions with affiliates;

•	incur liens;

•	transfer or sell assets; and

•	consolidate, merge or transfer all or substantially all of our assets.

In addition, our senior secured credit facility requires us to meet certain financial ratios and other covenants. Any failure to comply with the restrictions of our senior secured credit facility and the indentures related to our outstanding notes or any other subsequent financing agreements may result in an event of default. An event of default may allow our creditors, if the agreements so provide, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. In addition, the lenders under our senior secured credit facility may be able to terminate any commitments they had made to supply us with further funds. Furthermore, substantially all of our domestic assets (including equity interests) are pledged to secure our indebtedness under our senior secured credit facility. If we default on the financial covenants in our senior secured credit facility, our lenders could foreclose on their security interest in such assets, which would have a material adverse effect on our business, results of operations and financial condition.

Instability in the credit markets may impede our ability to successfully access capital markets and ensure adequate liquidity.

In recent years, the global credit markets have experienced significant disruption and volatility as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and failure of certain major financial institutions. As a result, in some cases, the ability or willingness of traditional sources of capital to provide financing has been reduced. Such market disruptions may continue, which could increase our cost of borrowing or affect our ability to access one or more financial markets. If we are not able to access debt capital markets at competitive rates, our ability to implement our business plan and strategy will be negatively affected. In particular, our accounts receivable securitization facility is designed to be a relatively short-term facility. If we are unable to refinance or replace this facility, our ability to manage our liquidity needs could be impaired which could result in a material adverse effect on our business, financial condition and results of operation.

Our lenders may have suffered losses related to the weakening economy and may not be able to fund our borrowings.

Our lenders, including the lenders participating in our senior secured credit facility, have suffered losses in recent years related to their lending and other financial relationships, especially because of the general weakening of the national economy since 2008 and increased financial instability of many borrowers. There can be no assurance that additional lenders will not become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our senior secured credit facility or to obtain other financing on favorable terms or at all. Our financial condition and results of operations could be adversely affected if we were unable to draw funds under our senior secured credit facility because of a lender default or to obtain other cost-effective financing.

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

Our ability to consummate acquisitions and integrate acquired businesses is also subject to oversight and review of various governmental and regulatory authorities, including the U.S. Department of Justice and the Federal Trade Commission in the United States, as well as comparable agencies in other countries. There can be no assurance that these governmental and regulatory authorities will permit us to consummate acquisitions we have identified or that they will not require us to divest or alter the operations of acquired businesses after the consummation of the acquisitions. Any such action could impose substantial cost and operational difficulties on our businesses and could have a material adverse effect on our business, results of operations and financial condition.

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

We currently source a significant portion of parts and products from third parties. Our ability to select and retain reliable vendors and suppliers who provide timely deliveries of quality parts and products will impact our success in meeting customer demand for timely delivery of quality products. We typically do not enter into long-term contracts with our primary vendors and suppliers. Instead, most parts and products are supplied on a “purchase order” basis. As a result, we may be subject to unexpected changes in pricing or supply of products. In addition, the financial condition of our vendors and suppliers may be adversely affected by general economic conditions, such as the credit crisis and turbulent macroeconomic environment in recent years. Should any of these parties fail to manufacture sufficient supply, go out of business or discontinue a particular component, we may not be able to find alternative vendors and suppliers in a timely manner, if at all. Any inability of our vendors and suppliers to timely deliver quality parts and products or any unanticipated change in supply, quality or pricing of products could be disruptive and costly to us.

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

Approximately 480 union workers are covered by collective bargaining agreements at five of our U.S. facilities. These agreements expire at our jar closure facility (Muncie, Indiana) in 2014, at our match manufacturing facility (Cloquet, Minnesota) in 2015, at our zinc facility (Greeneville, Tennessee) in 2017, at our babycare facility (Reedsburg, Wisconsin) in 2014 and at our monofilament plant (Enka, North Carolina) in 2013. Additionally, approximately 70 employees at our Legutiano, Spain manufacturing facility, approximately 190 employees at our Lyon, France facility, approximately 250 employees at our Ipoh, Malaysia facility, approximately 460 employees at our Zeven, Germany facility, approximately 40 employees at our other European facilities and approximately 1,500 employees at our Latin America facilities are unionized.

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

As a manufacturer and distributor of consumer products, we are subject to the Consumer Products Safety Act of 1972, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the Consumer Products Safety Commission could require us to repurchase or recall one or more of our products. Additionally, laws regulating certain consumer products exist in some cities and states, as well as in other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future. Any repurchase or recall of our products could be costly to us and could damage our reputation. If we were required to remove, or we voluntarily removed, our products from the market, our reputation could be tarnished and we might have large quantities of finished products that we could not sell.

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

See Note 11 (Commitments and Contingencies) of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2012 for a further discussion of these and other regulatory and litigation-related matters.

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

Our operations are subject to federal, state, local and foreign environmental, health and safety laws and regulations, including those that impose workplace standards and regulate the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of materials and substances including solid and hazardous wastes. We believe that we are in material compliance with such laws and regulations and that the cost of maintaining compliance will not have a material adverse effect on our business, results of operations or financial condition. However, due to the nature of our operations and the frequently changing nature of environmental compliance standards and technology, we cannot assure you that future material capital expenditures will not be required in order to comply with applicable environmental, health and safety laws and regulations.

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

In addition to operational standards, environmental laws also impose obligations on various entities to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination. Accordingly, we may be liable, either contractually or by operation of law, for remediation costs even if the contaminated property is not presently owned or operated by us, is a landfill or other location where we have disposed wastes, or if the contamination was caused by third parties during or prior to our ownership or operation of the property. Given the nature of the past industrial operations conducted by us and others at these properties, there can be no assurance that all potential instances of soil or groundwater contamination have been identified, even for those properties where an environmental site assessment has been conducted. We do not believe that any of our existing remediation obligations, including at third-party sites where we have been named a potentially responsible party, will have a material adverse effect upon our business, results of operations or financial condition. However, future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to additional remediation liabilities that may be material. See “Environmental Matters” under Note 11 (Commitments and Contingencies) of the notes to our consolidated financial statements in this Annual Report on Form 10-K for the year ended December 31, 2012 for a further discussion of these and other environmental-related matters.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, new SEC regulations and New York Stock Exchange market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment have required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Furthermore, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

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

Our corporate office is located in a leased office space in Rye, New York. In addition, at December 31, 2012, the Company and its subsidiaries lease or own facilities throughout the U.S., some of which have multiple buildings and warehouses, and these U.S. facilities encompass approximately 16 million square feet. We lease or own international facilities encompassing approximately 10 million square feet primarily in Asia, Canada, Europe and Latin America. Of the U.S. and international manufacturing and warehouse facilities, approximately 16 million square feet of space is owned, while the remaining 10 million square feet of space is leased. The approximate percentage of the facility square footage used by each segment is as follows: Outdoor Solutions—34%; Consumer Solutions—23%; Branded Consumables—38%; and Process Solutions—5%.

In general, our properties are well-maintained, considered adequate and are utilized for their intended purposes. See Note 5 to our consolidated financial statements, Property, Plant and Equipment, which discloses amounts invested in land, buildings and machinery and equipment. Also see Note 11 to our consolidated financial statements, Commitments and Contingencies, which discloses the Company’s operating lease commitments.

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

The executive officers of our Company are as follows:

Martin E. Franklin, age 48, is the Company’s Founder and serves as Executive Chairman of our Company. Mr. Franklin was appointed to our Board of Directors on June 25, 2001 and became Chairman and Chief Executive Officer effective September 24, 2001 and served as Chairman and Chief Executive Officer until June 13, 2011, at which time he began service as Executive Chairman. Mr. Franklin is also a principal and executive officer of a number of private investment entities. Mr. Franklin also served as the Chairman and/or Chief Executive Officer of three public companies, Benson Eyecare Corporation, Lumen Technologies, Inc. and Bollé Inc. between 1992 and 2000. Mr. Franklin also serves as a director of Promotora de Informaciones, S.A. and Burger King Worldwide, Inc.

Ian G.H. Ashken, age 52, is the Company’s Co-Founder and serves as Vice Chairman and Chief Financial Officer of our Company. Until February 15, 2007, Mr. Ashken was also Secretary of the Company. Mr. Ashken was appointed to the Board of Directors on June 25, 2001 and became Vice Chairman, Chief Financial Officer and Secretary effective September 24, 2001. Mr. Ashken is also a principal and executive officer of a number of private investment entities. Mr. Ashken also served as the Vice Chairman and/or Chief Financial Officer of three public companies, Benson Eyecare Corporation, Lumen Technologies, Inc. and Bollé, Inc. between 1992 and 2000. Mr. Ashken also serves as a director of Phoenix Group Holdings.

James E. Lillie, age 51, is Chief Executive Officer of our Company. Mr. Lillie joined our Company in August 2003 as Chief Operating Officer and assumed the additional title and responsibilities of President effective January 2004. Mr. Lillie served as President and Chief Operating Officer until June 13, 2011, at which time he began service as Chief Executive Officer. From 2000 to 2003, Mr. Lillie served as Executive Vice President of Operations at Moore Corporation, Limited, a diversified commercial printing and business communications company. From 1999 to 2000, Mr. Lillie served as Executive Vice President of Operations at Walter Industries, Inc., a Kohlberg, Kravitz, Roberts & Company (“KKR”) portfolio company. From 1990 to 1999, Mr. Lillie held a succession of senior level management positions across a variety of disciplines, including human resources, manufacturing, finance and operations at World Color, Inc., another KKR portfolio company.

John E. Capps, age 48, is Executive Vice President, General Counsel and Secretary of our Company. Mr. Capps has been with the Company since January 2005. From 2003 to 2005, Mr. Capps was with American Household, Inc. which was acquired by the Company in January 2005, where he most recently served as Vice President-Legal. Prior to 2003, Mr. Capps was in private law practice with the firm Sullivan & Cromwell LLP.

Patricia J. Gaglione, age 52, is Senior Vice President, Business Operations and Supply Chain of our Company. Ms. Gaglione joined our Company in January 2005 as Vice President, Supply Chain and was promoted to her current position in January 2009. Prior to joining the Company, Ms. Gaglione most recently served as Vice President, Sourcing for RR Donnelley and Sons (formerly Moore Corporation, Limited), from May 2001 to May 2004. From 1996 to 2001, Ms. Gaglione was General Manager, International Purchasing Office, at Philips Electronics.

Patricia Mount, age 56, is Senior Vice President, Finance of our Company. Ms. Mount has been with the Company since August 2003. From August 2003 through January 2006, Ms. Mount served as Chief Financial Officer of Tilia, Inc., a subsidiary of the Company. Prior to joining the Company, Ms. Mount served as the Chief Financial Officer of network equipment manufacturer LuxN from 2000 to 2002. From 1993 to 2000, Ms. Mount served in various senior financial and operating roles at Quantum Corporation.

Richard T. Sansone, age 46, is Executive Vice President, Finance of our Company. Mr. Sansone has been with the Company since December 2005. Prior to joining our Company, he most recently served as Senior Vice President, Controller and Chief Accounting Officer of RR Donnelley and Sons (formerly Moore Corporation, Limited), from April 2001 to December 2005. From 1992 to 2001, Mr. Sansone was with PricewaterhouseCoopers, LLP where he was an Audit Senior Manager.

J. David Tolbert, age 51, is Senior Vice President, Human Resources and Corporate Risk of our Company. Mr. Tolbert has served in various management and executive roles in the areas of human resources, administration and corporate risk for the Company since 1993. From 1987 to 1993, Mr. Tolbert served in various human resource and operating positions at Ball Corporation.

Our executive officers serve at the discretion of our Board of Directors.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market; Market Price; and Dividends for Registrant’s Common Equity

Jarden Corporation’s (the “Company” or “Jarden”) common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “JAH.” As of February 15, 2013, there were approximately 3,100 registered holders of record of the Company’s common stock, par value $0.01 per share. On February 15, 2013, the last recorded sales price of the Company’s common stock was $60.00. In January 2012, the Company announced that the Board of Directors of the Company (the “Board”), in connection with the acceleration of its stock repurchase program (see “Recent Purchases of our Registered Equity Securities by the Issuer and Affiliated Purchases”), had decided to suspend the Company’s dividend program following the dividend paid on January 31, 2012.

The table below sets forth the intraday high and low sales prices of the Company’s common stock as reported on the NYSE and cash dividends declared per share for the periods indicated:

	Dividends Declared Per Share		Common Stock Price
			2012		2011
	2012	2011	High	Low	High	Low
First Quarter	$—	$0.08625	$40.71	$29.51	$37.50	$30.89
Second Quarter	—	0.08625	43.23	37.39	37.50	31.16
Third Quarter	—	0.08625	54.26	41.48	35.17	25.60
Fourth Quarter	—	0.08625	55.77	48.64	34.95	26.52

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

The graph below compares total stockholder return on the Company’s common stock from December 31, 2007 through December 31, 2012 with the cumulative total return of (a) the Standard and Poor’s (“S&P”) 500 Index, and (b) the S&P Midcap 400 Index, assuming a $100 investment made on December 31, 2007. Each of the three measures of cumulative total return assumes reinvestment of dividends, if applicable. The stock performance shown on the graph below is based on historical data and is not indicative of, or intended to forecast, possible future performance of the Company’s common stock.

Equity Compensation Plan Information

Information regarding Jarden’s equity compensation plans, including both stockholder-approved plans and plans not approved by stockholders, is incorporated by reference in Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

Recent Purchases of our Registered Equity Securities by the Issuer and Affiliated Purchases

The following table provides information about purchases by the Company during the three months ended December 31, 2012 of equity securities of the Company:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Repurchase Program (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Repurchase Program (1)
October 1 – October 31	—	$—	—	$149,811,000	(2)
November 1 – November 30	380,234	50.37	380,234	130,659,000	(2)
December 1 – December 31	—	—	—	130,659,000	(2)

Total	380,234	50.37

(1)	In August 2011, the Board authorized a stock repurchase program allowing the Company to repurchase up to $500 million of its common stock at prevailing market prices or in privately-negotiated transactions (the “Stock Repurchase Program”). In January 2012, the Board authorized an increase in the then available repurchase capacity of the Stock Repurchase Program to $500 million (the “January Increase”). In September 2012, the Board authorized an increase in the then available repurchase capacity of the Stock Repurchase Program to $250 million (the “September Increase”).

(2)	Represents amounts subsequent to the September Increase.

Item 6.	Selected Financial Data

The following tables set forth the Company’s selected financial data as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008. The selected financial data set forth below has been derived from the audited consolidated financial statements and related notes thereto, where applicable, for the respective fiscal years. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the consolidated financial statements and notes thereto. These historical results are not necessarily indicative of the results to be expected in the future. Certain reclassifications have been made in the Company’s financial statements of prior years to conform to the current year presentation. These reclassifications had no impact on previously reported net income.

	As of and for the Years Ended December 31,
(in millions, except per share data)	2012	2011	2010(b)	2009	2008
STATEMENTS OF OPERATIONS DATA
Net sales	$6,696.1	$6,679.9	$6,022.7	$5,152.6	$5,383.3
Operating earnings(a)	576.8	522.9	407.3	386.9	146.1
Interest expense, net	185.3	179.7	177.8	147.5	178.7
Loss on early extinguishment of debt	—	12.8	—	—	—
Income tax provision	147.6	125.7	122.8	110.7	26.3

Net income (loss)(a)	$243.9	$204.7	$106.7	$128.7	$(58.9)

Basic earnings (loss) per share(a)	$3.12	$2.33	$1.20	$1.53	$(0.78)
Diluted earnings (loss) per share(a)	$3.10	$2.31	$1.19	$1.52	$(0.78)

OTHER FINANCIAL DATA
Net cash provided by operating activities	$480.3	$427.1	$289.0	$641.1	$249.9
Net cash provided by (used in) financing activities	164.7	(196.7)	480.2	(32.5)	104.6
Net cash used in investing activities	(427.5)	(113.1)	(883.1)	(130.6)	(175.5)
Depreciation and amortization	152.8	163.7	142.8	130.3	120.3
Capital expenditures	154.5	126.9	137.5	107.4	102.2
Cash dividends declared per common share(d)	—	0.345	0.33	0.15	—

BALANCE SHEET DATA
Cash and cash equivalents	$1,034.1	$808.3	$695.4	$827.4	$392.8
Working capital(e)	2,081.7	2,029.8	1,693.6	1,503.5	1,374.7
Total assets	7,710.6	7,116.7	7,093.0	6,023.6	5,727.0
Total debt	3,798.1	3,159.4	3,240.6	2,666.2	2,868.3
Total stockholders’ equity	1,759.6	1,912.0	1,820.5	1,766.8	1,384.2

(a)	Includes the following significant items affecting comparability:

•	2012 includes: $27.1 million of reorganization costs (see item (c) below); and $17.5 million of acquisition-related and other costs, net.

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

•	2009 includes: $22.9 million non-cash charge related to the impairment of goodwill and intangibles; and $52.3 million of reorganization costs (see item (c) below).

•	2008 includes: $283 million non-cash charge related to the impairment of goodwill and intangibles; and $59.8 million of reorganization costs (see item (c) below).

(b)	The results of Mapa Spontex Baby Care and Home Care businesses, Aero Products International, Inc. and Quickie Manufacturing Corporation are included from their dates of acquisition of April 1, 2010, October 1, 2010 and December 17, 2010, respectively.

(c)	Reorganization costs include costs associated with exit or disposal activities, including costs of employee and lease terminations and facility closings or other exit activities. Additionally, these costs include expenses directly related to integrating and reorganizing acquired businesses and include items such as employee retention, recruiting costs, certain moving costs, certain duplicative costs during integration and asset impairments (see Note 16 to the consolidated financial statements).

(d)	In January 2012, the Company announced that the Board had decided to suspend the Company’s dividend program following the dividend paid on January 31, 2012.

(e)	Working capital is defined as current assets less current liabilities. For 2012, 2011, 2010, 2009 and 2008, working capital excluding cash was $1.0 billion, $1.2 billion, $998 million, $676 million and $982 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operations of Jarden Corporation and its subsidiaries (hereinafter referred to as the “Company” or “Jarden”) should be read together with the consolidated financial statements and notes to those statements included in Item 8 of Part II of this Annual Report on Form 10-K. Unless otherwise indicated, references in the following discussion to 2012, 2011 and 2010 are to Jarden’s fiscal years ended December 31, 2012, 2011 and 2010, respectively.

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

The Outdoor Solutions segment manufactures or sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas grills, lanterns and flashlights, propane fuel, sleeping bags, tents and water recreation products such as inflatable boats, kayaks and tow-behinds. The Outdoor Solutions segment is also a leading provider of fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger®, Sebile®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, softball, football, basketball, field hockey and lacrosse products are sold under brand names such as deBeer®, Gait®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas®, Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Helium®, Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as CAPP3L®, Ex Officio®, K2®, Marker®, Marmot®, Planet Earth®, Ride®, Völkl® and Zoot®, and premium air beds under brand names, including Aero®, Aerobed® and Aero Sport®. The Outdoor Solutions Segment also sells a variety of products sold internationally under brand names such as Campingaz®, Esky® and Invicta®.

The Consumer Solutions segment manufactures or sources, markets, and distributes a diverse line of household products, including kitchen appliances and home environment products. This segment maintains a strong portfolio of globally-recognized brands including, Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam®, skybar® and Villaware®. The principal products in this segment include: clippers and trimmers for professional use in the beauty and barber and animal categories; electric blankets, mattress pads and throws; household kitchen appliances, such as blenders, coffeemakers, irons, mixers, slow cookers, toasters, toaster ovens and vacuum packaging machines; home environment products, such as air purifiers, fans, heaters and humidifiers; products for the hospitality industry; and scales for consumer use. The Consumer Solutions segment also has rights to sell various small appliance products in substantially all of Europe under the Breville® brand name.

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

2012 Activity

During 2012, the Company completed three tuck-in acquisitions that by nature were complementary to the Company’s core businesses and from an accounting standpoint were not significant.

2011 Activity

During 2011, the Company did not complete any significant acquisitions.

2010 Activity

On April 1, 2010, the Company acquired the Mapa Spontex Baby Care and Home Care businesses (“Mapa Spontex”) of Total S.A. (“Total”), through the acquisition of certain of Total’s subsidiaries for a Euro purchase price of approximately €200 million or approximately $275 million (the “Acquisition”). The total value of the transaction, including debt assumed and/or repaid, was approximately €305 million (approximately $415 million). Mapa Spontex is a global manufacturer and distributor of primarily baby care and home care products with leading market positions in Argentina, Brazil and Europe in the core categories it serves. Its baby care portfolio includes feeding bottles, soothers, teats and other infant accessories sold primarily under the Fiona®, First Essentials®, Lillo®, NUK® and Tigex® brands; and health care products, including condoms sold under the Billy Boy® brand. Its home care portfolio includes sponges, rubber gloves and related cleaning products for industrial, professional and retail uses sold primarily under the Mapa® and Spontex® brands. Mapa Spontex is reported in the Company’s Branded Consumables segment and is included in the Company’s results of operations from April 1, 2010 (the “Acquisition Date”).

In addition, the Company completed three tuck-in acquisitions during 2010, including the acquisition of Aero Products International, Inc. (“Aero”) on October 1, 2010 and the acquisition of Quickie Manufacturing Corporation (“Quickie”) on December 17, 2010. Aero is a leading provider of premium, air-filled mattresses under brand names including Aero®, Aerobed® and Aero Sport®. Aero is reported in the Company’s Outdoor Solutions segment and is included in the Company’s results of operations from October 1, 2010. Quickie is a leading supplier and distributor of innovative cleaning tools and supplies. Quickie designs, manufactures and distributes cleaning products including mops, brooms, dusters, dust pans, brushes, buckets and other supplies for traditional in-home use, as well as commercial and contractor-grade applications, sold primarily under the leading brands Quickie Original®, Quickie Home-Pro®, Quickie Professional®, Quickie Microban® and Quickie Green Cleaning®. Quickie is reported in the Company’s Branded Consumables segment and is included in the Company’s results of operations from December 17, 2010. The combined cash purchase price, net of cash acquired, for the Aero and Quickie acquisitions was approximately $270 million. Additionally, during 2010, the Company completed another tuck-in acquisition. All three tuck-in acquisitions were complementary to the Company’s core businesses and from an accounting standpoint were not significant.

As discussed hereinafter, the differences in the results from operations for 2011 versus 2010 have been affected in varying degrees by the inclusion of Mapa Spontex, Aero and Quickie from their respective acquisition dates of April 1, 2010, October 1, 2010 and December 17, 2010, respectively. Furthermore, during 2011, the integration of Aero into the operating results of the Company’s existing Coleman business was completed.

Venezuela Operations

On February 8, 2013, the Venezuelan government announced its intention to further devalue the Bolivar relative to the U.S. dollar. As a result of the devaluation, the official exchange rate changed to 6.30 Bolivars per U.S. dollar for imported goods. As a result of the change in the official exchange rate, the Company expects to record a pre-tax charge of approximately $27 million, in the first quarter of 2013, primarily reflecting the write-down of monetary assets. The 2013 financial statements of our subsidiaries in Venezuela will be remeasured at and will be reflected in the Company’s consolidated financial statements at the official exchange rate of 6.30. The higher official exchange rate will negatively impact the ongoing revenue and operating profit for our Venezuela operations. Translating the results of operations for the Venezuela subsidiaries in 2012 using the 6.30 official exchange rate versus the actual official exchange rate in effect during 2012 of 4.30, would have reduced the Company’s 2012 consolidated net sales by less than 1%.

In January 2010, the Venezuelan government announced its intention to devalue its currency (Bolivar) relative to the U.S. dollar, which resulted in an official exchange rate for non-essential goods of 4.30 Bolivars per U.S. dollar. As such, beginning in 2010, the financial statements of the Company’s subsidiaries operating in Venezuela are remeasured at and are reflected in the Company’s consolidated financial statements at the official exchange rate of 4.30, which is the Company’s expected settlement rate.

As a result of the change in the official exchange rate, the results of operations for 2010 include a non-cash charge of $14.0 million, primarily reflecting the write-down of monetary assets as of January 1, 2010. This charge is classified in selling, general and administrative costs (“SG&A”).

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

At December 31, 2012, the Company’s subsidiaries operating in Venezuela have approximately $15 million in cash denominated in U.S. dollars and cash of approximately $47 million denominated in Bolivars converted at the official exchange rate of 4.30 Bolivars per U.S. dollar.

Consolidated Results of Operations

	Years Ended December 31,
(in millions)	2012	2011	2010
Net sales	$6,696.1	$6,679.9	$6,022.7
Cost of sales	4,771.7	4,821.9	4,383.9

Gross profit	1,924.4	1,858.0	1,638.8
Selling, general and administrative expenses	1,320.5	1,259.2	1,211.8
Reorganization costs, net	27.1	23.4	—
Impairment of goodwill, intangibles and other assets	—	52.5	19.7

Operating earnings	576.8	522.9	407.3
Interest expense, net	185.3	179.7	177.8
Loss on early extinguishment of debt	—	12.8	—

Income before taxes	391.5	330.4	229.5
Income tax provision	147.6	125.7	122.8

Net income	$243.9	$204.7	$106.7

Results of Operations—Comparing 2012 to 2011

	Net Sales		Operating Earnings (Loss)
	Years Ended December 31,
(in millions)	2012	2011	2012	2011
Outdoor Solutions	$2,692.9	$2,772.1	$250.7	$276.4
Consumer Solutions	1,940.9	1,880.3	232.3	236.7
Branded Consumables	1,753.1	1,734.4	209.0	105.4
Process Solutions	377.1	351.2	33.6	21.9
Corporate	—	—	(148.8)	(117.5)
Intercompany eliminations	(67.9)	(58.1)	—	—

	$6,696.1	$6,679.9	$576.8	$522.9

Note:	Changes in net sales on a currency neutral basis that are presented hereafter are provided to enhance visibility of the underlying operations by excluding the impact of foreign currency translation on period-over-period changes.

Net Sales

Net sales for 2012 increased $16.2 million, or 0.2%, to $6.7 billion versus the prior year. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 2%. Excluding the impact of certain exited product categories and acquisitions, net sales on a currency-neutral basis increased approximately 2%, primarily due to increased sell-through in certain product categories and expanded product offerings, partially offset by weakness in certain product categories and the timing of seasonal sales in certain categories.

Net sales in the Outdoor Solutions segment decreased $79.2 million, or 2.9%. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 2%. Excluding the net unfavorable impact of certain exited product categories and acquisitions of approximately 2%, net sales on a currency-neutral basis increased approximately 1%, primarily due to increased sales on a currency-neutral basis in the fishing and technical apparel businesses, which provided an increase in net sales of approximately 3%, largely related to expanded product offerings, increased point of sale and favorable weather conditions in North America, partially offset by a decrease in net sales on a currency-neutral basis in the camping and outdoor and winter sports businesses (approximately 2%), primarily due to, unfavorable weather conditions, weakness in certain product categories and decreased demand in Europe due to unfavorable economic conditions.

Net sales in the Consumer Solutions segment increased $60.6 million, or 3.2%. On a currency-neutral basis, net sales increased by approximately 2%. Excluding the net favorable impact of certain exited product categories and acquisitions (approximately 2%), net sales on a currency-neutral basis increased by approximately 2%. The increase is primarily due to increased demand in Latin America, which accounted for an increase in net sales of approximately 2%, primarily due to increased point of sale, expanded distribution and new product offerings, partially offset by a decrease in domestic net sales, which accounted for a decrease in net sales of approximately 1%, as increased appliance sales were more than offset by weakness in certain personal care and wellness categories.

Net sales in the Branded Consumables segment increased $18.7 million, or 1.1%. Unfavorable foreign currency translation accounted for a decrease of approximately 3% in net sales. Increased sales on a currency-neutral basis in the baby care, home care, leisure and entertainment and safety and security businesses provided an increase in net sales of approximately 4%, in part due to increased sales in certain product categories, especially the food preservation category, primarily due to increased point of sale, favorable weather conditions and expanded distribution, partially offset by softness in firelog sales, which were negatively affected by unfavorable weather conditions.

Net sales in the Process Solutions segment increased 7.3% on a period-over-period basis, primarily due to increased sales within each of its business units.

Cost of Sales

Cost of sales for 2012 decreased $50.2 million, or 1.0%, to $4.8 billion versus the prior year. The decrease is primarily due to foreign currency translation (approximately $70 million), partially offset by approximately $30 million related to the net impact on cost of sales of higher sales, partially offset by improved margins, which is driven by manufacturing improvement projects, stable commodity prices, new products and product mix. Cost of sales as a percentage of net sales for 2012 and 2011 was 71.3% and 72.2%, respectively.

SG&A

SG&A for 2012 increased $61.3 million, or 4.9%, to $1.3 billion versus the prior year. The increase is primarily due to an increase in marketing and product development costs (approximately $18 million) related to the Company’s investment in brand equity, an increase in stock-based compensation (approximately $43 million) and approximately $13 million in acquisition-related and other costs, partially offset by favorable foreign currency translation (approximately $27 million).

Operating Earnings

Operating earnings for 2012 in the Outdoor Solutions segment decreased $25.7 million, or 9.3%, versus the prior year, primarily due to a gross profit decrease (approximately $25 million), primarily due to the gross margin impact of lower sales. Operating earnings for 2012 in the Consumer Solutions segment decreased $4.4 million, or 1.9%, versus the prior year, primarily due to an increase in SG&A (approximately $21 million) and an increase in reorganization costs (approximately $12 million), partially offset by a gross profit increase (approximately $28 million), primarily due to expanded margins and the gross margin impact of higher sales. Operating earnings for 2012 in the Branded Consumables segment increased $104 million, or 98%, versus the prior year, primarily due to a gross profit increase (approximately $45 million), primarily due to improved margins, a decrease in the charges recorded related to the impairment of goodwill, intangibles and other assets (approximately $52 million) and a decrease in reorganization costs (approximately $6 million). Operating earnings for 2012 in the Process Solutions segment increased $11.7 million, or 53.4%, versus the prior year, primarily due to an increase in gross profit, primarily due to improved margins and the gross margin impact of higher sales.

Reorganization Costs and Impairment Charges

Reorganization costs for 2012 increased $3.7 million to $27.1 million versus the prior year, primarily related to reorganization plans initiated in the Outdoor Solutions and Consumer Solutions segments. Reorganization costs of $12.6 million were recorded in the Outdoor Solutions segment related to a plan to reorganize certain manufacturing facilities in the Far East within the winter sport business. Reorganization costs of $14.1 million were recorded in the Consumer Solutions segment related to a plan to rationalize the operating processes of certain international operations.

Interest Expense

Net interest expense for 2012 increased $5.6 million to $185 million versus the prior year, primarily due to higher average debt levels, partially offset by a decrease in the weighted average interest rate for 2012 to 5.2% from 5.4% in 2011.

Income Taxes

The Company’s reported tax rate for 2012 and 2011 was 37.7% and 38.0%, respectively. The increase from the statutory tax rate to the reported tax rate for 2012 results principally from U.S. tax expense related to the taxation of foreign income and tax expense related to foreign tax audit adjustments. The increase from the statutory tax rate to the reported tax rate for 2011 results principally from the U.S. tax expense ($12.3 million) related to U.S. goodwill impairment.

Net Income

Net income for 2012 increased $39.2 million to $244 million versus the prior year. For 2012 and 2011, earnings per diluted share were $3.10 and $2.31, respectively. The increase in net income was primarily due to a gross profit increase (approximately $70 million), primarily due to increased margins and higher sales; and the charges recorded in 2011 for the impairment of goodwill, intangibles and other assets ($52.5 million) and the loss on early extinguishment of debt ($12.8 million), partially offset by the aforementioned increase in SG&A. On a period-over-period basis, the diluted weighted average shares outstanding decreased approximately 11%, primarily due to the Company’s stock repurchase program (see “Capital Resources”).

Results of Operations—Comparing 2011 to 2010

	Net Sales		Operating Earnings (Loss)
	Years Ended December 31,
(in millions)	2011	2010	2011	2010
Outdoor Solutions	$2,772.1	$2,518.7	$276.4	$228.6
Consumer Solutions	1,880.3	1,869.6	236.7	233.4
Branded Consumables	1,734.4	1,345.3	105.4	109.0
Process Solutions	351.2	342.7	21.9	25.0
Corporate	—	—	(117.5)	(188.7)
Intercompany eliminations	(58.1)	(53.6)	—	—

	$6,679.9	$6,022.7	$522.9	$407.3

Note:	Changes in net sales on a currency neutral basis that are presented hereafter are provided to enhance visibility of the underlying operations by excluding the impact of foreign currency translation on period-over-period changes.

Net Sales

Net sales for 2011 increased $657 million, or 10.9%, to $6.7 billion versus the prior year. Acquisitions provided net sales growth of approximately 6%. Excluding acquisitions, sales increased approximately 5%, primarily due to increased sell-through in certain product categories, expanded product offerings and favorable foreign currency translation, partially offset by weakness in certain product categories. On a currency-neutral basis net sales increased approximately 3%.

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

Cost of Sales

Cost of sales for 2011 increased $438 million, or 10.0%, to $4.8 billion versus the prior year. The increase is primarily due to the impact of acquisitions (approximately $280 million), foreign currency translation (approximately $67 million) and increased sales (approximately $110 million), partially offset by a $20.5 million period-over-period decrease in the charge recorded for the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory. Cost of sales as a percentage of net sales for 2011 and 2010 was 72.2% and 72.8%, respectively (72.1 % and 72.3% for 2011 and 2010, respectively, excluding the charge for the elimination of manufacturer’s profit in inventory). Cost of sales as a percentage of net sales for 2010 was negatively affected as a result of the currency devaluation in Venezuela (see “Venezuela Operations”).

SG&A

SG&A for 2011 increased $47.4 million, or 3.9%, to $1.3 billion for versus the prior year. The change is primarily due an increase in marketing and product development costs (approximately $13 million) primarily related to the Company’s investment in brand equity, foreign currency translation (approximately $23 million) and an increase of $11.3 million related to the period-over-period change in the net gain/loss recognized on derivatives not designated as effective hedges. The period-over-period impact of acquisitions was mostly offset by the $70.6 million of charges recorded in 2010, related to the Company’s Venezuela operations (see “Venezuela Operations”). Additionally during 2011, the Company recorded a gain on the sale of certain domestic assets that was mostly offset by acquisition-related and other charges.

Operating Earnings

Operating earnings for 2011 in the Outdoor Solutions segment increased $47.8 million, or 20.9%, versus the prior year, primarily due to a gross profit increase (approximately $91 million) due to higher sales and increased margins, partially offset by a $30.0 million increase in SG&A and a $13.5 million increase in reorganization costs. Operating earnings for 2011 in the Consumer Solutions segment increased $3.3 million, or 1.4%, versus the prior year, primarily due to a gross profit increase (approximately $22 million) primarily due to increased margins, partially offset by an increase in SG&A ($16.9 million). Operating earnings for 2011 in the Branded Consumables segment decreased $3.6 million, or 3.3%, versus the prior year, primarily due to the period-over-period increase in the charges recorded related to the impairment of goodwill and intangible assets ($25.1 million), an impairment charge recorded for the write off of an equity basis investment ($9.1 million) and a $6.4 million increase in reorganization costs, partially offset by the impact of acquisitions and a gross profit increase of approximately $15 million due to higher sales. Operating earnings for 2011 in the Process Solutions segment decreased $3.1 million, or 12.4%, versus the prior year, primarily due to a gross profit decrease (approximately $5 million) primarily due to the negative gross margin impact of higher commodity costs and a $1.4 million increase in reorganization costs partially offset by a decrease in SG&A ($3.8 million).

Reorganization Costs and Impairment Charges

For 2011, reorganization costs were $23.4 million, primarily related to reorganization plans initiated in the Outdoor Solutions and Branded Consumables segments. Reorganization costs of $13.5 million were recorded in the Outdoor Solutions segment related to a plan to consolidate certain international manufacturing processes and a plan to rationalize the overall cost structure of this segment through headcount reductions. Reorganization costs of $6.4 million were recorded in the Branded Consumables segment related to a plan to consolidate certain manufacturing processes through headcount reduction and facility consolidation and a plan to rationalize the overall cost structure of this segment through headcount reductions. For 2010, the Company did not incur any reorganization costs as the reorganization plans from prior periods had been completed.

In the fourth quarter of 2011, the Company’s annual impairment test, in connection with fourth quarter triggering events, resulted in non-cash charge of $43.4 million to reflect impairment of goodwill and intangible assets in the Company’s Branded Consumables segment. The most significant of which was a non-cash charges of $41.9 million, primarily related to the impairment of goodwill within the United States Playing Cards business and was due to a decrease in the fair value of forecasted cash flows, reflecting lower levels of revenues and margins in the business than originally forecast. During 2011, the Company also recorded a $9.1 million impairment charge within the Branded Consumables segment related to the impairment of an equity basis investment.

Interest Expense

Net interest expense for 2011 increased by $1.9 million to $180 million versus the prior year, primarily due to higher average levels of outstanding debt versus the same prior year period, partially offset by a decrease in the weighted average interest rate for 2011 to 5.4% from 5.8% in 2010.

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

Net Income

Net income for 2011 increased $98 million to $205 million versus the prior year. For 2011 and 2010, earnings per diluted share were $2.31 and $1.19, respectively. The increase in net income was primarily due to the $70.6 million non-cash charge recorded in 2010 related to the Company’s Venezuela operations (see “Venezuela Operations”), a $20.5 million period-over-period decrease in the charge recorded for the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory; incremental earnings from acquisitions; and the gross profit impact of higher sales, partially offset by the period-over-period increase in the impairment charges for goodwill, intangibles and other assets ($32.8 million), increased reorganization costs ($23.4 million) and the loss on early extinguishment of debt ($12.8 million) recorded in 2011.

Financial Condition, Liquidity and Capital Resources

LIQUIDITY

At December 31, 2012 and 2011, the Company had cash and cash equivalents of $1.0 billion and $808 million, respectively. The Company believes that its cash and cash equivalents, cash generated from operations and the availability under the Facility, the securitization facility, as amended (see “Capital Resources”) and the credit facilities of certain foreign subsidiaries as of December 31, 2012 provide sufficient liquidity to support working capital requirements, planned capital expenditures, debt obligations, completion of current and future reorganization and acquisition-related integration programs and pension plan contribution requirements for the foreseeable future, as well as fund the potential repurchase of shares of the Company’s common stock under the Company’s stock repurchase program.

As of December 31, 2012, the amount of cash held by our non-U.S. subsidiaries was approximately $463 million, of which approximately $398 million is considered to be indefinitely reinvested overseas, such that no provision for U.S. federal and state income taxes has been made in the Company’s consolidated statements of operations. If these funds are needed for our operations in the United States, any distribution of these non-U.S. earnings may be subject to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, if any, and withholding taxes payable to the various non-U.S. countries. However, we do not have any current needs or foreseeable plans other than to indefinitely reinvest these funds within our non-U.S. subsidiaries.

Cash Flows from Operating Activities

Net cash provided by operating activities was $480 million and $427 million for 2012 and 2011, respectively. The change is primarily due to improved operating results and favorable working capital movements, primarily related to the timing of the purchase of comparatively lower seasonal inventory levels in certain businesses and the corresponding effect on accounts payable.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities for 2012 and 2011 was $165 million and ($197) million, respectively. The change is primarily due to the period-over-period decrease in the proceeds from the issuance of long-term debt in excess of payments on long-term debt ($715 million) and the period-over-period decrease in the net change in short-term debt ($74 million), partially offset by the increase in the payments for the issuance (repurchase) of common stock, net ($477 million).

Cash Flows from Investing Activities

Net cash used in investing activities was $428 million and $113 million for 2012 and 2011, respectively. Cash used for the acquisition of businesses, net of cash acquired for 2012 increased $272 million versus the same prior year period. For 2012, capital expenditures were $155 million versus $127 million in 2011. The Company expects to maintain capital expenditures at an annualized run-rate in the range of approximately 2.0% to 2.5% of net sales.

CAPITAL RESOURCES

In September 2012, the Company completed a private offering for the sale of $500 million aggregate principal amount of the Convertible Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act and received net proceeds of approximately $487 million after deducting fees and expenses. Upon closing, the Company used approximately $100 million of the net proceeds to repurchase the Company’s common stock in privately negotiated transactions pursuant to its stock repurchase program. The remainder of the net proceeds has and will be used for general corporate purposes. The conversion rate is approximately

14.115 shares of the Company’s common stock (subject to customary adjustments, including in connection with a fundamental change transaction) per $1 thousand principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $70.85 per share. The Convertible Notes are not subject to redemption at the Company’s option prior to the maturity date. Prior to June 1, 2018, the Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the second scheduled trading day immediately preceding the maturity date. If the Company undergoes a fundamental change (as defined in the indenture governing the Convertible Notes) prior to maturity, holders of the Convertible Notes will have the right, at their option, to require the Company to repurchase for cash some or all of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes being repurchased, plus accrued and unpaid interest.

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

At December 31, 2012, there was no amount outstanding under the Company’s $250 million senior secured revolving credit facility (the “Revolver”) that matures in 2016. The Revolver bears interest at certain selected rates, including LIBOR plus a spread of 225 basis points. At December 31, 2012, commitment fee on unused balances was 0.38% per annum.

The Company maintains a $400 million receivables purchase agreement (the “Securitization Facility”) that matures in February 2015. At December 31, 2012, the borrowing rate margin and the unused line fee on the Securitization Facility were 0.90% and 0.45% per annum, respectively. At December 31, 2012, the Securitization Facility had outstanding borrowings totaling $384 million.

At December 31, 2012, net availability under the Revolver and the Securitization Facility was approximately $237 million, after deducting approximately $29 million of outstanding standby and commercial letters of credit.

Certain foreign subsidiaries of the Company maintain working capital lines of credit with their respective local financial institutions for use in operating activities. At December 31, 2012, the aggregate amount available under these lines of credit totaled approximately $97 million.

The Company was not in default of any of its debt covenants at December 31, 2012.

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

During 2012, 2011 and 2010, the Company repurchased approximately 14.4 million, 2.5 million and 1.4 million shares, respectively, of its common stock under these stock repurchase programs at a per share average price of $38.61, $30.42 and $29.62, respectively. At December 31, 2012, approximately $131 million remains available under the Stock Repurchase Program.

On February 14, 2013, the Company announced that the Board approved a 3-for-2 stock split (the “Stock Split”) of its outstanding shares of common stock. Stockholders of record at the close of business on February 25, 2013 will receive one additional share of Jarden common stock for every two shares of Jarden common stock owned on that date. The additional shares are expected to be distributed on or about March 18, 2013. After giving effect to the Stock Split, the Company expects to have approximately 118 million shares of common stock outstanding.

Contractual Obligations and Commercial Commitments

The following table includes aggregate information about the Company’s contractual obligations as of December 31, 2012 and the periods in which payments are due. Certain of these amounts are not required to be included in its consolidated balance sheets:

	Year(s)
(in millions)	Total	1	2-3	4-5	After 5
Debt(1)	$4,726.2	$656.8	$753.7	$1,247.4	$2,068.3
Operating leases	328.8	75.2	118.8	69.4	65.4
Unconditional purchase obligations	188.6	103.8	79.6	5.1	0.1
Other current and non-current obligations	21.9	17.4	1.1	1.0	2.4

Total	$5,265.5	$853.2	$953.2	$1,322.9	$2,136.2

(1)	These amounts reflect scheduled debt principal payments and the expected future interest expense related to the debt at December 31, 2012 that carries a fixed rate of interest. As of December 31, 2012, approximately $2.6 billion of the Company’s debt is considered fixed-rate debt, by nature or through use of interest rate swaps. As of December 31, 2012, approximately $1.2 billion of the Company’s debt is considered variable-rate debt, by nature or through use of interest rate swaps with a weighted average interest rate of approximately 2.5%. For further information regarding the Company’s debt and interest rate structure, refer to Note 9—“Debt” and Note 10—“Derivative Financial Instruments” to the consolidated financial statements.

The table above does not reflect tax reserves and accrued interest thereon of $68.3 million and $6.8 million, respectively, as the Company cannot reasonably predict the timing of the settlement of the related tax positions beyond 2013. See Note 12—“Taxes on Income” to the consolidated financial statements for additional information on the Company’s unrecognized tax benefits at December 31, 2012.

Commercial commitments are items that the Company could be obligated to pay in the future and are not included in the above table. At December 31, 2012, the Company had approximately $29 million in standby and commercial letters of credit with terms that expire through April 2014.

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

Cash Flow Hedges

During 2012, the Company entered into an aggregate $150 million notional amount of interest rate swaps that exchange variable rates of interest (LIBOR) for an average fixed interest rate of approximately 0.75% over the term of the agreements, which mature on December 31, 2015. These swaps are forward-starting and are effective commencing December 31, 2013. The Company has designated these swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest (LIBOR) payments.

At December 31, 2012, the Company had $900 million notional amount outstanding in swap agreements, which included $500 million notional amount of forward-starting swaps that will become effective commencing December 31, 2013, that exchange variable rates of interest (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through December 2015. At December 31, 2012, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swaps, was approximately 1.6%. The effective portion of the after-tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (loss) (“AOCI”).

Forward Foreign Currency Contracts

The Company uses foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through September 2014. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At December 31, 2012, the Company had approximately $516 million notional amount of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases and sales.

At December 31, 2012, the Company had outstanding approximately $191 million notional amount of foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through July 2014. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty, and in certain instances, allow the Company to benefit should the cost of the commodity fall below certain dollar thresholds. At December 31, 2012, the Company had outstanding approximately $5 million notional amount of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through March 2014. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

The following table presents the fair value of derivative financial instruments as of December 31, 2012:

December 31, 2012
(in millions)	Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(12.4)
Foreign currency contracts	4.8

Subtotal	(7.6)

Derivatives not designated as effective hedges:
Foreign currency contracts	(0.8)
Commodity contracts	(0.1)

Subtotal	(0.9)

Total	$(8.5)

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

Additionally, the Company recognizes tax benefits for certain tax positions based upon judgments as to whether it is more likely than not that a tax position will be sustained upon examination. The measurement of tax positions that meet the more-likely-than-not recognition threshold are based in part on estimates and assumptions as to the probability of an outcome, along with estimated amounts to be realized upon any settlement. While the Company believes the resulting tax balances at December 31, 2012 and 2011 are fairly stated based upon these estimates, the ultimate resolution of these tax positions could result in favorable or unfavorable adjustments to its consolidated financial statements and such adjustments could be material. See Note 12 to the consolidated financial statements for further information regarding taxes.

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

As a result of acquisitions in prior years, the Company has significant intangible assets on its balance sheet that include goodwill and indefinite-lived intangibles (primarily trademarks and tradenames). The Company’s goodwill and indefinite-lived intangibles are tested and reviewed for impairment annually (during the fourth quarter, which coincides with the Company’s planning process), or more frequently if facts and circumstances warrant. In 2011, the Company adopted authoritative accounting guidance that allows a company to use a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The qualitative (“Step 0”) approach, which was only applied to a portion of the Company’s reporting units, assesses various factors including, in part, the macroeconomic environment, industry and market specific conditions, financial performance, operating costs and cost impacts, as well as issues or events specific to the reporting unit. If necessary, the first step (“Step 1”) in the goodwill impairment test involves comparing the fair value of each of its reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, the Company is required to proceed to the second step. In the second step, the fair value of the reporting unit would be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss would be recognized if, and to the extent that, the carrying value of goodwill exceeded the implied value. In 2012, the Company adopted authoritative accounting guidance that allows a company to use a qualitative approach to test indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. The Company applied this qualitative approach to select indefinite-lived intangible assets. For other indefinite-lived intangible assets, the Company proceeded directly to quantitative impairment testing.

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

The Company did not record any impairment charges in 2012. As previously disclosed, in the fourth quarter of 2011, the Company’s annual impairment test, in connection with fourth quarter triggering events, resulted in a non-cash charge of $43.4 million to reflect the impairment of goodwill and intangible assets in the Company’s Branded Consumables segment. The Company did not record any impairment charges in 2010 in connection with its annual impairment testing. As previously disclosed, during the second quarter of 2010, the Company recorded a non-cash charge of $17.3 million to reflect impairment of goodwill and, during 2010, the Company recorded a non-cash charge of $2.4 million to reflect impairment of certain intangibles.

While some of the Company’s businesses experienced a revenue decline and decreased profitability in 2012, the Company believes that its long-term growth strategy supports its fair value conclusions. For both goodwill and indefinite-lived intangible assets, the recoverability of these amounts is dependent upon achievement of the Company’s projections and the execution of key initiatives related to revenue growth and improved profitability. As a result of the 2012 annual impairment testing, the enterprise value of all reporting units undergoing Step 1 analyses exceeded their carrying value by more than 10%; however, changes in business conditions and assumptions could potentially require future adjustments to these asset valuations. The Company will continue to monitor its reporting units and the indefinite-lived intangible assets. Should projected cash flows or profitability not be achieved, or should actual capital expenditures exceed current plans, estimated fair values could be reduced to below carrying values resulting in material non-cash impairment charges. The reporting units undergoing Step 0 analyses were not deemed to have significant negative qualitative factors that would result in it being more likely than not that the reporting units were impaired. Furthermore, there were no changes from the prior year in any significant assumptions involved in testing goodwill and other indefinite-lived intangible assets that were not impaired that resulted in a material change to the fair value of a reporting unit or an intangible asset. The Company will continue to monitor its reporting units for any triggering events or other signs of impairment.

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

Pension and Postretirement Benefit Plans

The Company records annual amounts relating to its pension and postretirement plans based on calculations, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications is generally deferred and amortized over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and the input from its actuaries and investment advisors. The pension and postretirement obligations are measured as of December 31 for 2012 and 2011.

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

The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The prospective target asset allocation percentage for the pension plans is approximately 25% – 40% for equity securities, approximately 20% – 40% for fixed-income investments and approximately 25% – 45% for other securities. At December 31, 2012, the domestic plan assets were allocated as follows: Equities: approximately 36% and Other Investments (alternative investments, fixed-income securities, cash and other): approximately 64%.

For 2012, 2011 and 2010, the actual return on plan assets for the Company’s U.S. pension plan assets was approximately $28 million, $10 million and $16 million, respectively, versus an expected return on plan assets of approximately $16 million, $16 million and $14 million, respectively. The actual amount of future contributions will depend, in part, on long-term actual return on assets and future discount rates. Pension contributions for 2013 are estimated to be approximately $17 million, compared to approximately $20 million in 2012.

The weighted average expected return on plan assets assumption for 2012 was approximately 7.6% for the Company’s pension plans. The weighted average discount rate at the 2012 measurement date used to measure the pension and postretirement benefit obligations was approximately 3.9%. A one percentage point increase in the discount rate at the 2012 measurement date would decrease the pension plans’ projected benefit obligation by approximately $45 million.

The health care cost trend rates used in valuing the Company’s postretirement benefit obligation are established based upon actual health care cost trends and consultation with actuaries and benefit providers. At the 2012 measurement date, the current weighted average healthcare trend rate assumption was 6.75%. The current trend rate gradually decreases to an ultimate trend rate of 4.5%. A one percentage point change in assumed healthcare cost trend rates would not have a material effect on the postretirement benefit obligation or the service and interest cost components of postretirement benefit costs.

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

New and Pending Accounting Pronouncements

During 2012, 2011 and 2010, the Company adopted various accounting standards. A description of these standards and their effect on the consolidated financial statements are described in Note 2 to the consolidated financial statements.

Pending standards and their estimated effect on the Company’s consolidated financial statements are described in Note 2 to the consolidated financial statements.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to its stockholders. Such forward-looking statements include the Company’s adjusted earnings per share, expected or estimated revenue, the outlook for the Company’s markets and the demand for its products, estimated sales, segment earnings, net interest expense, income tax provision, earnings per share, reorganization and other charges, cash flows from operations, consistent profitable growth, free cash flow, future revenues and gross operating and EBITDA margin improvement requirement and expansion, organic net sales growth, bank leverage ratio, the success of new product introductions, growth in costs and expenses, the impact of commodities, currencies, and transportation costs and the Company’s ability to manage its risk in these areas, repurchase of shares of common stock from time to time under the Company’s stock repurchase program or otherwise, and the impact of acquisitions, divestitures, restructurings and other unusual items, including the Company’s ability to successfully integrate and obtain the anticipated results and synergies from its consummated acquisitions. These statements are made on the basis of management’s views and assumptions as of the time the statements are made and the Company undertakes no obligation to update these statements. There can be no assurance, however, that its expectations will necessarily come to pass. Significant factors affecting these expectations are set forth under Item 1A.—Risk Factors of this Annual Report on Form 10-K.

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

The Company is exposed to interest rate risk on its variable rate debt and price risk on its fixed rate debt. As such, the Company monitors the interest rate environment and uses interest rate swap agreements to manage its interest rate risk and price risk by balancing its exposure to fixed and variable interest rates while attempting to minimize interest costs. As of December 31, 2012, approximately $1.2 billion of the Company’s debt carries a variable rate of interest either by nature or through the use of interest rate swaps. The remainder of the debt (approximately $2.6 billion) carries a fixed rate of interest either by nature or through the use of interest rate swaps. A hypothetical 10% change in these interest rates would change interest expense by approximately $5 million and the fair values of fixed rate debt by approximately $55 million.

While the Company transacts business predominantly in U.S. dollars and most of its revenues are collected in U.S. dollars, a substantial portion of the Company’s operating costs are denominated in other currencies, such as the Brazilian Real, British Pound, Canadian dollar, Chinese Renminbi, European Euro, Japanese Yen, Mexican Peso and Venezuelan Bolivar. Changes in the relation of these and other currencies to the U.S. dollar will affect Company’s sales and profitability and could result in exchange losses. For 2012, approximately 39% of the Company’s sales were denominated in foreign currencies, the most significant of which were: European Euro—approximately 11%; and Canadian dollar—approximately 6%. The primary purpose of the Company’s foreign currency hedging activities is to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. A hypothetical 10% change in foreign currency exchange rates would not have a material effect on foreign currency gains and losses related to the foreign currency derivatives or the net fair value of the Company’s foreign currency derivatives.

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

JARDEN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Net sales	$6,696.1	$6,679.9	$6,022.7
Cost of sales	4,771.7	4,821.9	4,383.9

Gross profit	1,924.4	1,858.0	1,638.8
Selling, general and administrative expenses	1,320.5	1,259.2	1,211.8
Reorganization costs, net	27.1	23.4	—
Impairment of goodwill, intangibles and other assets	—	52.5	19.7

Operating earnings	576.8	522.9	407.3
Interest expense, net	185.3	179.7	177.8
Loss on early extinguishment of debt	—	12.8	—

Income before taxes	391.5	330.4	229.5
Income tax provision	147.6	125.7	122.8

Net income	$243.9	$204.7	$106.7

Earnings per share:
Basic	$3.12	$2.33	$1.20
Diluted	$3.10	$2.31	$1.19
Weighted average shares outstanding:
Basic	78.3	88.1	89.0
Diluted	78.8	88.6	89.8

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended December 31,
	2012	2011	2010
Comprehensive income:
Net income	$243.9	$204.7	$106.7
Other comprehensive income (loss), before tax:
Cumulative translation adjustment	13.7	(25.4)	1.2
Derivative financial instruments	(3.1)	19.0	3.8
Accrued benefit cost	(11.6)	(31.9)	(11.7)
Unrealized gain on investment	0.5	0.2	—

Total other comprehensive loss, before tax	(0.5)	(38.1)	(6.7)
Income tax benefit related to other comprehensive loss	3.8	6.2	2.8

Comprehensive income	$247.2	$172.8	$102.8

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	As of December 31,
	2012	2011
Assets
Cash and cash equivalents	$1,034.1	$808.3
Accounts receivable, net of allowances of $79.7 in 2012, $83.9 in 2011	1,137.7	1,080.5
Inventories	1,310.3	1,274.4
Deferred taxes on income	174.5	181.6
Prepaid expenses and other current assets	153.8	148.7

Total current assets	3,810.4	3,493.5

Property, plant and equipment, net	678.6	615.9
Goodwill	1,824.0	1,717.1
Intangibles, net	1,256.7	1,156.5
Other assets	140.9	133.7

Total assets	$7,710.6	$7,116.7

Liabilities
Short-term debt and current portion of long-term debt	$504.7	$269.3
Accounts payable	615.4	557.5
Accrued salaries, wages and employee benefits	187.6	181.1
Taxes on income	—	22.3
Other current liabilities	421.0	433.5

Total current liabilities	1,728.7	1,463.7

Long-term debt	3,293.4	2,890.1
Deferred taxes on income	566.8	507.8
Other non-current liabilities	362.1	343.1

Total liabilities	5,951.0	5,204.7

Commitments and contingencies (see Note 11)	—	—
Stockholders’ equity
Preferred stock ($0.01 par value, 5.0 shares authorized, no shares issued and outstanding at December 31, 2012 and 2011)	—	—
Common stock ($0.01 par value, 300 shares authorized at December 31, 2012 and December 31, 2011, 92.7 shares issued at December 31, 2012 and 2011)	0.9	0.9
Additional paid-in capital	1,536.2	1,424.6
Retained earnings	838.3	594.4
Accumulated other comprehensive income (loss)	(53.4)	(56.7)
Less: Treasury stock (14.5 and 1.8 shares, at cost, at December 31, 2012 and 2011, respectively)	(562.4)	(51.2)

Total stockholders’ equity	1,759.6	1,912.0

Total liabilities and stockholders’ equity	$7,710.6	$7,116.7

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$243.9	$204.7	$106.7
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	152.8	163.7	142.8
Impairment of goodwill, intangibles and other assets	—	52.5	19.7
Venezuela hyperinflationary and devaluation charges	—	—	70.6
Deferred income taxes	19.8	32.9	45.3
Stock-based compensation	67.1	23.8	24.3
Loss on early extinguishment of debt	—	12.8	—
Excess tax benefits from stock-based compensation	(43.0)	—	—
Other	10.0	8.8	21.2
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(23.6)	(25.2)	(50.7)
Inventory	30.0	(7.0)	(145.2)
Accounts payable	34.5	(12.4)	84.7
Accrued salaries, wages and employee benefits	20.6	3.9	(12.5)
Other assets and liabilities	(31.8)	(31.4)	(17.9)

Net cash provided by operating activities	480.3	427.1	289.0

Cash flows from financing activities:
Net change in short-term debt	74.7	1.0	56.2
Proceeds from issuance of long-term debt	802.5	1,025.0	786.1
Payments on long-term debt	(172.7)	(1,110.6)	(260.9)
Proceeds from issuance of stock, net of transaction fees	24.8	8.2	8.5
Repurchase of common stock and shares tendered for taxes	(582.7)	(89.0)	(51.3)
Debt issuance costs	(17.4)	(12.3)	(24.7)
Dividends paid	(7.5)	(30.1)	(28.7)
Excess tax benefits from stock-based compensation	43.0	—	—
Other, net	—	11.1	(5.0)

Net cash provided by (used in) financing activities	164.7	(196.7)	480.2

Cash flows from investing activities:
Additions to property, plant and equipment	(154.5)	(126.9)	(137.5)
Acquisition of businesses, net of cash acquired	(286.3)	(14.4)	(755.5)
Other	13.3	28.2	9.9

Net cash used in investing activities	(427.5)	(113.1)	(883.1)

Effect of exchange rate changes on cash and cash equivalents	8.3	(4.4)	(18.1)

Net increase (decrease) in cash and cash equivalents	225.8	112.9	(132.0)
Cash and cash equivalents at beginning of period	808.3	695.4	827.4

Cash and cash equivalents at end of period	$1,034.1	$808.3	$695.4

Supplemental cash disclosures:
Taxes paid	$93.9	$85.1	$75.7
Interest paid	178.0	176.4	154.2

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2009	90.9	$0.9	(0.7)	$(18.7)	$1,460.8	$344.7	$(20.9)	$1,766.8
Comprehensive income	—	—	—	—	—	106.7	(3.9)	102.8
Restricted stock awards, stock options exercised and stock plan purchases	1.8	—	1.5	44.6	(36.3)	—	—	8.3
Restricted stock awards cancelled and shares tendered for stock options and taxes	—	—	(0.3)	(9.9)	1.4	—	—	(8.5)
Dividends declared	—	—	—	—	—	(30.4)	—	(30.4)
Stock-based compensation	—	—	—	—	24.3	—	—	24.3
Shares repurchased	—	—	(1.4)	(42.8)	—	—	—	(42.8)

Balance, December 31, 2010	92.7	$0.9	(0.9)	$(26.8)	$1,450.2	$421.0	$(24.8)	$1,820.5

Comprehensive income	—	—	—	—	—	204.7	(31.9)	172.8
Restricted stock awards, stock options exercised and stock plan purchases	—	—	2.3	75.1	(53.2)	—	—	21.9
Restricted stock awards cancelled and shares tendered for stock options and taxes	—	—	(0.7)	(23.4)	3.8	—	—	(19.6)
Dividends declared	—	—	—	—	—	(31.3)	—	(31.3)
Stock-based compensation	—	—	—	—	23.8	—	—	23.8
Shares repurchased	—	—	(2.5)	(76.1)	—	—	—	(76.1)

Balance, December 31, 2011	92.7	$0.9	(1.8)	$(51.2)	$1,424.6	$594.4	$(56.7)	$1,912.0
Comprehensive income	—	—	—	—	—	243.9	3.3	247.2
Restricted stock awards, stock options exercised and stock plan purchases	—	—	2.5	74.7	(6.5)	—	—	68.2
Restricted stock awards cancelled and shares tendered for stock options and taxes	—	—	(0.8)	(29.7)	1.7	—	—	(28.0)
Stock-based compensation	—	—	—	—	67.1	—	—	67.1
Shares repurchased	—	—	(14.4)	(556.2)	—	—	—	(556.2)
Equity component of convertible notes, net of tax and other	—	—	—	—	49.3	—	—	49.3

Balance, December 31, 2012	92.7	$0.9	(14.5)	$(562.4)	$1,536.2	$838.3	$(53.4)	$1,759.6

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

1. Business and Significant Accounting Policies

Business

Jarden Corporation and its subsidiaries (hereinafter referred to as the “Company” or “Jarden”) is a leading provider of a diverse range of consumer products with a portfolio of over 100 trusted, quality brands sold globally. Jarden operates in three primary business segments through a number of well recognized brands, including: Outdoor Solutions: Abu Garcia®, Aero®, Berkley®, Campingaz® and Coleman®, ExOfficio®, Fenwick®, Gulp!®, Invicta®, K2®, Marker®, Marmot®, Mitchell®, Penn®, Rawlings®, Shakespeare®, Stearns®, Stren®, Trilene®, Völkl® and Zoot®; Consumer Solutions: Bionaire®, Breville®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam®, VillaWare® and White Mountain®; and Branded Consumables: Ball®, Bee®, Bernardin®, Bicycle®, Billy Boy®, Crawford®, Diamond®, Dicon®, Fiona®, First Alert®, First Essentials®, Hoyle®, Kerr®, Lehigh®, Lillo®, Loew Cornell®, Mapa®, NUK®, Pine Mountain®, Quickie®, Spontex® and Tigex®. The Company’s growth strategy is based on introducing new products, as well as on expanding existing product categories, which is supplemented through opportunistically acquiring businesses with highly-recognized brands, innovative products and multi-channel distribution.

Basis of Presentation

The consolidated financial statements include the consolidated accounts of the Company and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

All significant intercompany transactions and balances have been eliminated upon consolidation. Unless otherwise indicated, references in the consolidated financial statements to 2012, 2011 and 2010 are to the Company’s calendar years ended December 31, 2012, 2011 and 2010, respectively.

Certain reclassifications have been made in the Company’s consolidated financial statements of prior years to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

Supplemental Information

Stock-based compensation costs, which are included in selling, general and administrative expenses (“SG&A”), were $67.1, $23.8 and $24.3 for 2012, 2011 and 2010, respectively.

Interest expense is net of interest income of $6.7, $7.2 and $4.9 for 2012, 2011 and 2010, respectively.

Foreign Operations

The functional currency for most of the Company’s consolidated foreign operations is the local currency. Assets and liabilities are translated at year-end exchange rates, and income and expenses are translated at average exchange rates during the year. Net unrealized exchange adjustments arising on the translation of foreign currency financial statements are reported as cumulative translation adjustments within accumulated other comprehensive income. Foreign currency transaction gains and losses are included in the results of operation and are generally classified in SG&A. Foreign currency transaction gains/(losses) for 2012, 2011 and 2010, were $1.9, ($11.1) and $8.7, respectively.

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

In January 2010, the Venezuelan government announced its intention to devalue its currency (Bolivar) relative to the U.S. dollar. The official exchange rate for non-essential goods moved to an official exchange rate of 4.30 Bolivars per U.S. dollar. As a result of the change in the official exchange rate, the results of operations for 2010 include a non-cash charge of approximately $14.0, primarily reflecting the write-down of monetary assets as of January 1, 2010. This charge is classified in SG&A.

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

Subsequent Event

On February 8, 2013, the Venezuelan government announced its intention to further devalue its currency (Bolivar) relative to the U.S. dollar, As a result of the devaluation, the official exchange rate changed to 6.30 Bolivars per U.S. dollar for imported goods. As such, beginning in 2013 the financial statements of the Company’s subsidiaries in Venezuela will be remeasured at and will be reflected in the Company’s consolidated financial statements at the new official exchange rate.

As a result of the change in the official exchange rate, the Company expects to record a pre-tax charge of approximately $27, in the first quarter of 2013, primarily reflecting the write-down of monetary assets.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Significant accounting estimates and assumptions are used for, but not limited to, the allowance for doubtful accounts; assets impairments; useful lives of tangible and intangible assets; pension and postretirement liabilities; tax valuation allowances and unrecognized tax benefits; reserves for sales returns and allowances; product warranty; product liability; excess and obsolete inventory valuation; stock-based compensation; and litigation and environmental liabilities. These accounting estimates may be adjusted or refined due to changes in the facts and circumstances supporting these accounting estimates. Such changes and refinements are reflected in the consolidated financial statements in the period in which they are made and, if material, their effects are disclosed in the consolidated financial statements.

Concentrations of Credit Risk

Substantially all of the Company’s trade receivables are due from retailers and distributors located throughout Asia, Canada, Europe, Latin America and the United States. Approximately 20%, 20% and 21% of the Company’s consolidated net sales in 2012, 2011 and 2010, respectively, were to a single customer who purchased product from the all of the Company’s business segments.

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

Land is not depreciated.

Goodwill and Intangible Assets

Goodwill and certain intangibles (primarily trademarks and tradenames) are not amortized; however, they are subject to evaluation for impairment using a fair value based test. This evaluation is performed annually, during the fourth quarter or more frequently if facts and circumstances warrant. In 2011, the Company adopted authoritative accounting guidance that allows a company to use a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company applied this qualitative approach to select reporting units. For other reporting units, the Company proceeded directly to the first step of goodwill impairment testing. The first step in the goodwill impairment test involves comparing the fair value of each of its reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, the Company is required to proceed to the second step. In the second step, the fair value of the reporting unit would be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss would be recognized if, and to the extent that, the carrying value of goodwill exceeded the implied value (see Note 6). In 2012, the Company adopted authoritative accounting guidance that allows a company to use a qualitative approach to test indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. The Company applied this qualitative approach to select indefinite-lived intangible assets. For other indefinite-lived intangible assets, the Company proceeded directly to quantitative impairment testing. The Company reviews amortizable intangible assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable through future undiscounted cash flows. If the Company concludes that impairment exists, the carrying amount is reduced to fair value.

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

Advertising Costs

Advertising costs consist primarily of ad demo, media placement and promotions, and are expensed as incurred. The amounts charged to advertising and included in SG&A in the consolidated statements of operations for 2012, 2011 and 2010 were $156, $143 and $129, respectively.

Product Liability Reserves

The Company has a self-insurance program for product liability that includes reserves for self-retained losses and certain excess and aggregate risk transfer insurance. The estimated product liability reserve incorporates historical loss experience combined with actuarial evaluation methods, review of significant individual files and the application of risk transfer programs. The Company’s actuarial evaluation methods considers claims incurred but not reported when determining the product liability reserve.

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

Income Taxes

Deferred taxes are provided for differences between the financial statement and tax basis of assets and liabilities using enacted tax rates. The Company established a valuation allowance against a portion of the net tax benefit associated with all carryforwards and temporary differences in a prior year, as it was more likely than not that these would not be fully utilized in the available carryforward period. A portion of this valuation allowance remained as of December 31, 2012 and 2011 (see Note 12).

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

The following table summarizes assets and liabilities that are measured at fair value on a recurring basis at December 31, 2012 and 2011:

	2012
	Fair Value Asset (Liability)
(in millions)	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$1.9	$—	$1.9
Liabilities	—	(10.4)	—	(10.4)
Available-for-sale securities	—	20.0	—	20.0

	2011
	Fair Value Asset (Liability)
(in millions)	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$4.4	$—	$4.4
Liabilities	—	(8.6)	—	(8.6)
Available-for-sale securities	—	19.5	—	19.5

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

The following table summarizes the assets that are measured at Level 3 fair value on a non-recurring basis at December 31, 2011:

(in millions)	2011
Goodwill	$74.0
Intangible assets	2.1

At December 31, 2011, goodwill of certain reporting units and certain intangible assets are recorded at fair value based upon the Company’s impairment testing and as circumstances require.

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

For restricted awards that contain performance or market vesting conditions, the Company excludes these awards from diluted earnings per share computations until the end of the reporting period that the contingency is met.

Pension and Postretirement Benefit Plans

The Company records annual amounts relating to its pension and postretirement benefit plans based on calculations which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and healthcare cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications is generally recorded or amortized over future service periods. The assumptions utilized in recording its obligations under its pension and postretirement benefit plans are based on its experience, market conditions and input from its actuaries and investment advisors.

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

2. New Accounting Guidance and Adoption of New Accounting Guidance

New Accounting Guidance

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income” (“ASU 2013-02). ASU 2013-02 requires new disclosures related to amounts reclassified out of accumulated other comprehensive income by component, as well as disclosures related to reclassifications from accumulated other comprehensive income to net income. These disclosures may be presented on the face of the consolidated financial statements or in the notes thereto. ASU 2013-02 is effective for fiscal years beginning after December 15, 2012. Since ASU 2013-02 requires only additional disclosures, the adoption of ASU 2011-11 will not affect the consolidated financial position, results of operations or cash flows of the Company.

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

Adoption of New Accounting Guidance

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 allows a company to first assess qualitative factors to determine whether it is more-likely-than-not that an indefinite-lived intangible asset is impaired. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If based on its qualitative assessment, a company concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then quantitative impairment testing is required. However, if a company concludes otherwise, quantitative impairment testing is not required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The Company adopted the provisions of ASU 2012-02 in 2012, which had no impact on the consolidated financial position, results of operations or cash flows of the Company.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 allows a company to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The provisions of ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company adopted the provisions of ASU 2011-08 in 2011, which had no impact on the consolidated financial position, results of operations or cash flows of the Company.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires, in part, that companies present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 had no affect the consolidated financial position, results of operations or cash flows of the Company.

In June 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04).” ASU 2011-04 requires expansion of the disclosures required for Level 3 measurements of fair value and provides updates to the existing measurement guidance. The provisions of ASU 2011-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-04 had no affect on the consolidated financial position, results of operations or cash flows of the Company.

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

3. Acquisitions

2012 Activity

During 2012, the Company completed three tuck-in acquisitions that by nature were complementary to the Company’s core businesses and from an accounting standpoint were not significant.

2010 Activity

On April 1, 2010, the Company acquired the Mapa Spontex Baby Care and Home Care businesses (“Mapa Spontex”) of Total S.A. (“Total”) through the acquisition of certain of Total’s subsidiaries for a Euro purchase price of approximately €200 or approximately $275 (the “Acquisition”). The total value of the transaction, including debt assumed and/or repaid, was approximately €305 (approximately $415). Mapa Spontex is a global manufacturer and distributor of primarily baby care and home care products with leading market positions in Argentina, Brazil and Europe in the core categories it serves. Its baby care portfolio includes feeding bottles, soothers, teats and other infant accessories sold primarily under the Fiona®, First Essentials®, Lillo®, NUK® and

Tigex® brands; and health care products, including condoms sold under the Billy Boy® brand. Its home care portfolio includes sponges, rubber gloves and related cleaning products for industrial, professional and retail uses sold primarily under the Mapa® and Spontex® brands. The Acquisition is expected to expand the Company’s product offerings and distribution channels into new, attractive categories and further diversify revenue streams and increase the Company’s international presence. The Acquisition is consistent with the Company’s strategy of purchasing leading, niche consumer-oriented brands with attractive cash flows and strong management. Mapa Spontex is reported in the Company’s Branded Consumables segment and is included in the Company’s results of operations from April 1, 2010 (the “Acquisition Date”). The Company’s 2010 consolidated statement of operations includes approximately $539 of net sales and approximately $31 of operating earnings related to Mapa Spontex.

In addition, the Company completed three tuck-in acquisitions during 2010. On October 1, 2010, the Company acquired Aero Products International, Inc. (“Aero”), a leading provider of premium, air-filled mattresses under brand names including Aero®, Aerobed® and Aero Sport®. The acquisition of Aero is expected to expand distribution channels, as well as expand the Company’s current Coleman product offerings of indoor and outdoor air beds and accessories. Aero is reported in the Company’s Outdoor Solutions segment and is included in the Company’s results of operations from October 1, 2010. On December 17, 2010, the Company acquired Quickie Manufacturing Corporation (“Quickie”), a leading supplier and distributor of innovative cleaning tools and supplies. Quickie designs, manufactures and distributes cleaning products including mops, brooms, dusters, dust pans, brushes, buckets and other supplies, for traditional in-home use, as well as commercial and contractor-grade applications sold primarily under the leading brands Quickie Original®, Quickie Home-Pro®, Quickie Professional®, Quickie Microban® and Quickie Green Cleaning®. The Quickie acquisition complements the Mapa Spontex acquisition by combining Quickie’s leading domestic position in household stick and smallware cleaning supplies with Mapa Spontex’s leading international position in gloves and sponges and provides the Company with a complete product line in conventional cleaning supplies to offer our retailers both domestically and internationally. Quickie is reported in the Company’s Branded Consumables segment and is included in the Company’s results of operations from December 17, 2010. Additionally, during 2010, the Company completed another tuck-in acquisition. The combined cash purchase price, net of cash acquired, for the Aero and Quickie acquisitions was approximately $270. All three tuck-in acquisitions were complementary to the Company’s core businesses and from an accounting standpoint were not significant.

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

For 2012 and 2010, cost of sales includes a charge of $6.0 and $27.4, respectively, for the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory related to acquisitions.

For 2012 and 2010, SG&A includes $3.5 and $23.1, respectively, in transaction costs related to acquisitions.

4. Inventories

Inventories are stated at the lower-of-cost-or-market with cost being determined principally by the first-in, first-out method, and are comprised of the following at December 31, 2012 and 2011:

(in millions)	2012	2011
Raw materials and supplies	$222.4	$219.4
Work-in-process	83.3	89.6
Finished goods	1,004.6	965.4

Total	$1,310.3	$1,274.4

5. Property, Plant and Equipment

Property, plant and equipment, net, is comprised of the following at December 31, 2012 and 2011:

(in millions)	2012	2011
Land	$55.6	$47.2
Buildings	354.1	286.7
Machinery and equipment	1,137.2	1,032.4

	1,546.9	1,366.3
Less: Accumulated depreciation	(868.3)	(750.4)

Total	$678.6	$615.9

Depreciation of property, plant and equipment for 2012, 2011 and 2010 was $135, $145 and $127, respectively.

6. Goodwill and Intangibles

Goodwill activity for 2012 and 2011 is as follows:

					December 31, 2012
(in millions)	Net Book Value at December 31, 2011	Additions	Impairment Charge	Foreign Exchange and Other Adjustments	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Goodwill
Outdoor Solutions	$687.7	$35.9	$—	$(0.5)	$741.6	$(18.5)	$723.1
Consumer Solutions	492.3	32.4	—	2.4	527.1	—	527.1
Branded Consumables	515.6	35.6	—	0.9	775.3	(223.2)	552.1
Process Solutions	21.5	0.2	—	—	21.7	—	21.7

	$1,717.1	$104.1	$—	$2.8	$2,065.7	$(241.7)	$1,824.0

					December 31, 2011
(in millions)	Net Book Value at December 31, 2010	Additions	Impairment Charge	Foreign Exchange and Other Adjustments	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Goodwill
Outdoor Solutions	$684.0	$3.6	$—	$0.1	$706.2	$(18.5)	$687.7
Consumer Solutions	492.6	—	—	(0.3)	492.3	—	492.3
Branded Consumables(a)	554.3	4.6	(41.9)	(1.4)	741.4	(225.8)	515.6
Process Solutions	21.5	—	—	—	21.5	—	21.5

	$1,752.4	$8.2	$(41.9)	$(1.6)	$1,961.4	$(244.3)	$1,717.1

(a)	In the fourth quarter of 2011, the Company’s annual impairment test, in connection with fourth quarter triggering events, resulted in a non-cash charge to reflect impairment of goodwill in the Company’s Branded Consumables segment. The impairment charge was recorded primarily within the United States Playing Cards business and was primarily due to a decrease in the fair value of forecasted cash flows, reflecting lower levels of revenues and margins in the business than originally forecast.

In the second quarter of 2010, the Company recorded a non-cash charge of $17.3 to reflect impairment of goodwill in the Company’s Branded Consumables segment. The impairment was due to a decrease in the fair value of forecasted cash flows, reflecting the deterioration of revenues and margins in this segment’s Arts and Crafts business due to a decline in 2010 of forecasted sales to a major customer.

Intangibles activity for 2012 and 2011 is as follows:

(in millions)	Gross Carrying Amount at December 31, 2011	Additions	Impairment Charge	Accumulated Amortization and Foreign Exchange	Net Book Value at December 31, 2012	Amortization Periods (years)
Intangibles
Patents	$7.5	$1.8	$—	$(2.9)	$6.4	12-30
Manufacturing process and expertise	42.1	2.1	—	(38.5)	5.7	3-7
Brand names	18.3	—	—	(5.9)	12.4	4-20
Customer relationships and distributor channels	253.6	54.2	—	(54.3)	253.5	10-35
Trademarks and tradenames	922.0	58.9	—	(2.2)	978.7	indefinite

	$1,243.5	$117.0	$—	$(103.8)	$1,256.7

(in millions)	Gross Carrying Amount at December 31, 2010	Additions	Impairment Charge	Accumulated Amortization and Foreign Exchange	Net Book Value at December 31, 2011	Amortization Periods (years)
Intangibles
Patents	$7.2	$0.3	$—	$(2.2)	$5.3	12-30
Non-compete agreements	3.7	—	—	(3.7)	—	1-5
Manufacturing process and expertise	42.1	—	—	(34.4)	7.7	3-7
Brand names	18.3	—	—	(3.8)	14.5	4-20
Customer relationships and distributor channels	253.6	—	—	(42.7)	210.9	10-35
Trademarks and tradenames	925.4	—	(1.5)	(5.8)	918.1	indefinite

	$1,250.3	$0.3	$(1.5)	$(92.6)	$1,156.5

Impairment charges for 2011 and 2010 were allocated to the Company’s reporting segments as follows:

(in millions)	2011	2010
Impairment of intangibles
Outdoor Solutions	$—	$0.7
Consumer Solutions	—	0.7
Branded Consumables	1.5	1.0

	$1.5	$2.4

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

Impairments—2010

The non-cash impairment charge recorded within the Branded Consumables segment during the second quarter of 2010 reflects the impairment of certain tradenames within this segment’s Arts and Crafts business. The impairment was due to a decrease in the fair value of forecasted cash flows, reflecting the deterioration of revenues and margins in the business due to a decline in 2010 of forecasted sales to a major customer. The remainder of the impairment charges in 2010 are primarily due to a decline in forecasted revenues of certain tradenames.

The estimated future amortization expense related to amortizable intangible assets at December 31, 2012 is as follows:

Years Ending December 31,	Amount
(in millions)
2013	$19.8
2014	17.1
2015	16.6
2016	16.2
2017	15.6
Thereafter	192.7

Amortization of intangibles for 2012, 2011 and 2010 was $17.8, $18.7 and $16.0, respectively. At December 31, 2012, approximately $2 billion of the goodwill and other intangible assets recorded by the Company is not deductible for income tax purposes.

During 2011, the Company recorded a $9.1 impairment charge related to the impairment of an equity basis investment. This impairment charge is classified in the consolidated financial statement of operations in impairment of goodwill, intangibles and other assets.

7. Other Current Liabilities

Other current liabilities are comprised of the following at December 31, 2012 and 2011:

(in millions)	2012	2011
Cooperative advertising, customer rebates and allowances	$92.9	$87.4
Warranty and product liability reserves	108.3	97.3
Accrued environmental and other litigation	22.3	20.5
Other	197.5	228.3

Total	$421.0	$433.5

8. Warranty Reserve

Warranty reserve activity for 2012 and 2011 is as follows:

(in millions)	2012	2011
Warranty reserve at January 1,	$84.8	$86.0
Provision for warranties issued	150.7	145.5
Warranty claims paid	(146.2)	(146.5)
Acquisitions and other adjustments	7.8	(0.2)

Warranty reserve at December 31,	$97.1	$84.8

Allocation in the consolidated balance sheets:
Other current liabilities	$85.9	$74.3
Other non-current liabilities	11.2	10.5

Total	$97.1	$84.8

9. Debt

Debt is comprised of the following at December 31, 2012 and 2011:

(in millions)	2012	2011
Senior Secured Credit Facility Term Loans	$1,235.5	$1,001.6
8% Senior Notes due 2016(a)	295.7	294.6
6 1/8% Senior Notes due 2022(a)	300.0	300.0
7 1/2% Senior Subordinated Notes due 2017(b)	655.3	656.5
7 1/2% Senior Subordinated Notes due 2020(b)	468.4	464.0
1 7/8% Senior Subordinated Convertible Notes due 2018	420.9	—
Securitization Facility	383.8	300.0
Revolving Credit Facility	—	—
2% Subordinated Note due 2012	—	99.7
Non-U.S. borrowings	31.8	35.6
Other	6.7	7.4

Total debt	3,798.1	3,159.4

Less: current portion	(504.7)	(269.3)

Total long-term debt	$3,293.4	$2,890.1

(a)	Collectively, the “Senior Notes.”
(b)	Collectively, the “Senior Subordinated Notes.”

Senior Secured Credit Facility

In February 2012, the Company entered into an amendment to and borrowed $300 under its senior secured credit facility (the “Facility”), which is comprised of $150 under the existing senior secured term loan A facility that matures in March 2016 and bears interest at LIBOR plus a spread of 225 basis points; and $150 under the existing senior secured term loan B facility that matures in January 2017 and bears interest at LIBOR plus a spread of 300 basis points. The proceeds were used, in part, to repurchase shares of the Company’s common stock under the Company’s accelerated stock repurchase program (see Note 13).

At December 31, 2012, the “Facility” is comprised of:

•	a $675 senior secured term loan A facility maturing in March 2016, that bears interest at LIBOR plus a spread of 225 basis points;

•	a $650 senior secured term loan B facility maturing in January 2017, which is subject to extension to 2018 under certain conditions, that bears interest at LIBOR plus a spread of 300 basis points; and

•

a $250 senior secured revolving credit facility (the “Revolver”), which is comprised of a $175 U.S. dollar component and a $75 multi-currency component. The Revolver matures in March 2016 and bears interest at certain selected rates, including LIBOR plus a spread of 225 basis points. At December 31, 2012, there was no amount outstanding under the Revolver. The Company is required to pay an annualized commitment fee of approximately 0.38% on the unused balance of the Revolver.

The weighted average interest rate on the Facility was approximately 2.9% at December 31, 2012.

Senior Notes and Senior Subordinated Notes

The Company may redeem all or part of the 8% senior notes due 2016 and the 7 1/2% senior subordinated notes due 2020 beginning in May 2013 and January 2015, respectively, at specified redemption prices ranging from approximately 100% to 104% of the principal amount, plus accrued and unpaid interest to the date of redemption. Beginning in November 2015, the Company may redeem all or part of the 6 1/8% senior notes due 2022 at specified redemption prices ranging from approximately 100% to 103% of the principal amount, plus accrued and unpaid interest to the date of redemption.

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

Senior Subordinated Convertible Notes

In September 2012, the Company completed a private offering for the sale of $500 aggregate principal amount of 1 7/8% senior subordinated convertible notes due 2018 (the “Convertible Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and received net proceeds of approximately $487, after deducting fees and expenses. Upon closing, the Company used approximately $100 of the net proceeds to repurchase the Company’s common stock in privately negotiated transactions pursuant to its stock repurchase program (see Note 10). The remainder of the net proceeds will be used for general corporate purposes. The conversion rate is approximately 14.115 shares of the Company’s common stock (subject to customary adjustments, including in connection with a fundamental change transaction) per $1 thousand principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $70.85 per share. The Convertible Notes are not subject to redemption at the Company’s option prior to the maturity date. If the Company undergoes a fundamental change (as defined in the indenture governing the Convertible Notes) prior to maturity, holders of the Convertible Notes will have the right, at their option, to require the Company to repurchase for cash some or all of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes being repurchased, plus accrued and unpaid interest.

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

Securitization Facility

The Company maintains a $400 receivables purchase agreement (the “Securitization Facility”) that matures in February 2015 and bears interest at a margin over the commercial paper rate. Under the Securitization Facility, substantially all of the Company’s Outdoor Solutions, Consumer Solutions and Branded Consumables domestic accounts receivable are sold to a special purpose entity, Jarden Receivables, LLC (“JRLLC”), which is a wholly-owned consolidated subsidiary of the Company. JRLLC funds these purchases with borrowings under a loan agreement, which are secured by the accounts receivable. There is no recourse to the Company for the unpaid portion of any loans under this loan agreement. To the extent there is availability, the Securitization Facility will be drawn upon and repaid as needed to fund general corporate purposes. At December 31, 2012, the borrowing rate margin and the unused line fee on the Securitization Facility were 0.90% and 0.45% per annum, respectively.

Non-U.S. Borrowings

The Company’s non-U.S. borrowings are comprised of amounts borrowed under various foreign credit lines and facilities. Certain of these foreign credit lines are secured by certain non-U.S. subsidiaries’ inventory and/or accounts receivable.

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

The Facility and the indentures related to the Senior Notes and the Senior Subordinated Notes (the “Indentures”) contain cross-default provisions pursuant to which a default in respect to certain of the Company’s other indebtedness could trigger a default by the Company under the Facility and the Indentures. If the Company defaults under the covenants (including the cross-default provisions), the Company’s lenders could foreclose on their security interest in the Company’s assets, which may have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

The Company’s obligations under the Facility, Senior Subordinated Notes, Senior Notes and Convertible Notes are guaranteed, on a joint and several basis, by certain of its domestic subsidiaries, all of which are directly or indirectly wholly-owned by the Company (see Note 19).

The Company’s debt maturities for the five years following December 31, 2012 and thereafter are as follows:

Years Ending December 31,	Amount
(in millions)
2013	$504.7
2014	146.9
2015	297.6
2016	392.2
2017	657.1
Thereafter	1,899.0

Total principal payments	3,897.5
Net discount and other	(99.4)

Total	$3,798.1

At December 31, 2012 and 2011, unamortized deferred debt issue costs were $48.0 and $40.7, respectively. These costs are included in “Other assets” on the consolidated balance sheets and are being amortized over the respective terms of the underlying debt.

At December 31, 2012 and 2011, the approximate fair market value of total debt is as follows:

(in millions)	2012	2011
Level 1	1,895	1,801
Level 2	2,076	1,444

Total	$3,971	$3,245

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

Cash Flow Hedges

At December 31, 2012, the Company had $900 notional amount outstanding in swap agreements, which included $500 notional amount of forward-starting swaps that will become effective commencing December 31, 2013, that exchange variable rates of interest (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through December 2015. At December 31, 2012, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swaps, was approximately 1.6%. The effective portion of the after-tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (loss) (“AOCI”).

Forward Foreign Currency Contracts

The Company uses foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through September 2014. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At December 31, 2012, the Company had approximately $516 notional amount of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases and sales.

At December 31, 2012, the Company had outstanding approximately $191 notional amount of foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through July 2014. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty, and in certain instances, allow the Company to benefit should the cost of the commodity fall below certain dollar thresholds. At December 31, 2012, the Company had outstanding approximately $5 notional amount of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through March 2014. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

At December 31, 2012 and 2011, the fair value of derivative financial instruments is as follows:

	2012		2011
	Fair Value of Derivatives		Fair Value of Derivatives		Weighted Average Remaining Term (years)
(in millions)	Asset (a)	Liability (a)	Asset (a)	Liability (a)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$—	$12.4	$—	$8.4	2.1
Foreign currency contracts	9.0	4.2	12.2	8.1	0.6

Subtotal	9.0	16.6	12.2	16.5

Derivatives not designated as effective hedges:
Foreign currency contracts	1.2	2.0	1.1	1.7	0.6
Commodity contracts	0.1	0.2	1.0	0.3	0.6

Subtotal	1.3	2.2	2.1	2.0

Total	$10.3	$18.8	$14.3	$18.5

(a)	Consolidated balance sheet location:

Asset:	Other non-current assets
Liability:	Other non-current liabilities

The following table presents gain and loss activity (on a pretax basis) for 2012, 2011 and 2010 related to derivative financial instruments designated as effective hedges:

	2012			2011			2010
	Gain/(Loss)			Gain/(Loss)			Gain/(Loss)
(in millions)	Recognized in OCI (a)	Reclassified from AOCI to Income	Recognized in Income (b)	Recognized in OCI (a)	Reclassified from AOCI to Income	Recognized in Income (b)	Recognized in OCI (a)	Reclassified from AOCI to Income	Recognized in Income (b)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(3.8)	$—	$—	$(3.1)	$—	$—	$9.9	$1.9	$—
Foreign currency contracts	6.6	5.9	(5.4)	2.5	(19.6)	(1.3)	(14.4)	(10.2)	(2.7)

Total	$2.8	$5.9	$(5.4)	$(0.6)	$(19.6)	$(1.3)	$(4.5)	$(8.3)	$(2.7)

Location of gain/(loss) in the consolidated results of operations:
Net sales		$(1.8)	$—		$(1.0)	$—		$(0.7)	$—
Cost of sales		7.7	—		(18.6)	—		(9.5)	—
SG&A		—	(5.4)		—	(1.3)		—	(2.7)
Interest expense		—	—		—	—		1.9	—

Total		$5.9	$(5.4)		$(19.6)	$(1.3)		$(8.3)	$(2.7)

(a)	Represents effective portion recognized in Other Comprehensive Income (“OCI”).
(b)	Represents portion excluded from effectiveness testing.

At December 31, 2012, deferred net gains of $8.5 within AOCI are expected to be reclassified to earnings over the next twelve months.

The following table presents gain and loss activity (on a pretax basis) for 2012, 2011 and 2010 related to derivative financial instruments not designated as effective hedges:

	Gain/(Loss) Recognized in Income (a)
(in millions)	2012	2010	2010
Derivatives not designated as effective hedges:
Cash flow derivatives:
Interest rate swaps	$—	$(1.0)	$0.9
Foreign currency contracts	(5.7)	(0.3)	(10.5)
Commodity contracts	(0.4)	0.1	1.6

Subtotal	(6.1)	(1.2)	(8.0)

Fair value derivatives:
Interest rate swaps	—	0.5	18.6

Total	$(6.1)	$(0.7)	$10.6

(a)	Classified in SG&A

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

Operating lease commitments for the five years following December 31, 2012 and thereafter are as follows:

Years Ending December 31,	Amount
(in millions)
2013	$75.2
2014	64.6
2015	54.2
2016	39.5
2017	29.9
Thereafter	65.4

Total	$328.8

The fixed operating lease commitments detailed above assume that the Company continues the leases through their initial lease terms. Rent expense, including equipment rentals, was $103, $110 and $96.0 for 2012, 2011 and 2010, respectively.

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

Due to the uncertainties described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of December 31, 2012.

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

The Company and/or its subsidiaries are therefore party to various personal injury and property damage lawsuits relating to their products and incidental to their business. Annually, the Company sets its product liability insurance program, which is an occurrence- based program based on the Company and its subsidiaries’ current and historical claims experience and the availability and cost of insurance. The Company’s product liability insurance program generally includes a self-insurance retention per occurrence.

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

12. Taxes on Income

The components of the provision for income taxes attributable to continuing operations for 2012, 2011 and 2010 are as follows:

(in millions)	2012	2011	2010
Current income tax expense:
U.S. federal	$52.9	$1.4	$2.9
Foreign	67.3	86.4	71.8
State and local	7.7	5.0	2.9

Total	127.9	92.8	77.6

Deferred income tax expense (benefit):
U.S. federal	26.8	55.5	57.3
Foreign	(2.6)	(25.3)	(14.6)
State, local and other, net of federal tax benefit	(4.5)	2.7	2.5

Total	19.7	32.9	45.2

Total income tax provision	$147.6	$125.7	$122.8

The difference between the federal statutory income tax rate and the Company’s reported income tax rate as a percentage of income from operations for 2012, 2011 and 2010 is reconciled as follows:

	2012	2011	2010
Federal statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rates resulting from:
State and local taxes, net	0.7	1.6	1.8
Foreign rate differences	(2.8)	(3.1)	(3.8)
Non-deductible compensation	0.5	1.0	3.5
Foreign earnings not permanently reinvested	2.3	3.4	6.8
Tax settlements and related adjustments	0.6	—	—
Goodwill impairment	—	3.4	—
Valuation allowance	0.4	(2.3)	(0.3)
Venezuela devaluation and inflationary adjustments and tax exempt income	(1.6)	(1.5)	5.9
Foreign dividends	1.2	1.3	0.9
Non-deductible transaction costs	0.2	—	3.1
Other	1.2	(0.8)	0.6

Reported income tax rate	37.7%	38.0%	53.5%

Foreign pre-tax income was approximately $213, $250, and $115 for 2012, 2011 and 2010, respectively.

Deferred tax assets (liabilities) at December 31, 2012 and 2011 are comprised of the following:

(in millions)	2012	2011
Intangibles	$(389.4)	$(370.8)
Goodwill	(121.1)	(110.1)
Financial reporting amount of a subsidiary in excess of tax basis	(70.8)	(71.6)
Foreign earnings not permanently reinvested	(47.3)	(45.6)
Property and equipment	(6.2)	(13.4)
Other	(6.5)	(6.9)

Gross deferred tax liabilities	(641.3)	(618.4)

Net operating loss	40.1	40.0
Accounts receivable allowances	12.0	13.3
Inventory valuation	53.8	56.7
Pension and postretirement	35.6	41.5
Stock-based compensation	21.6	17.9
Other compensation and benefits	19.0	21.2
Operating reserves	59.2	60.6
Other	49.1	79.9

Gross deferred tax assets	290.4	331.1

Valuation allowance	(28.1)	(26.9)

Net deferred tax liability	$(379.0)	(314.2)

The Company continually reviews the adequacy of the valuation allowance. A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that a deferred tax asset will not be realized. This assessment is based on an evaluation of the level of historical taxable income and projections for future taxable income. During 2012, the Company’s valuation allowance increased by $1.2 principally due to the Company’s inability to recognize certain current year foreign losses. During 2011, the Company’s valuation allowance decreased by $8.4 principally due to the ability to recognize certain foreign losses for which a valuation allowance was previously established. During 2010, the Company’s valuation allowance was increased by $3.2 principally due to the inability to benefit from certain foreign losses attributable to the Company’s 2010 acquisitions.

The NOLs reflected on the deferred tax asset table consist of state and foreign net operating loss carryforwards. At December 31, 2012, the Company had net U.S. federal operating losses (“NOLs”) of approximately $804, none of which are reflected in the consolidated financial statements. In 2012, the Company utilized approximately $33 of these previously unrecognized U.S. federal NOLs in its consolidated financial statements. Additionally, approximately $721 of these U.S. federal NOLs are subject to varying limitations on their use under Section 382 of the Internal Revenue Code of 1986, as amended. Included in the total NOLs reported on the financial statement are $121 of foreign NOLs which the Company has accumulated or acquired through acquisitions. Of the total foreign NOLs, approximately $1 will expire in 2013. Approximately $35 of the foreign NOLs will expire in years subsequent to 2013, and approximately $85 have an unlimited life.

In 2011, deferred tax assets relating to tax benefits of employee equity compensation awards were reduced by $1.2 to reflect exercises whereby the book expenses exceeds tax deductions that can be claimed. Certain vested and exercised employee equity compensation awards have resulted in tax deductions in excess of previously recorded tax benefits based on the value of such equity compensation awards at the time of grant (“windfalls”). The additional tax benefit associated with the windfalls is not recognized for financial statement purposes until the deduction reduces taxes payable as recorded on the Company’s financial statements with an offset to additional paid-in-capital. Windfall tax benefits of $41.8 and $3.0 were recognized in 2012 and 2011, respectively. All previously unrecognized windfall tax benefits were recognized in 2012.

Generally, the Company intends to indefinitely reinvest undistributed earnings of certain of its foreign subsidiaries outside the U.S. in the future growth of its foreign businesses. As a result, the Company has not provided for U.S. income taxes on undistributed foreign earnings of approximately $1.1 billion at December 31, 2012. Determination of the amount of unrecognized deferred U.S. income liability is not practicable, in part, because of the complexities associated with its hypothetical calculation, which include the impact of complex foreign and domestic tax laws with respect to dividend remittances, remittance requirements imposed by certain of the Company’s debt agreements and the impact of foreign laws restricting such remittances. In 2012, 2011 and 2010, the Company recorded a deferred tax charge (benefit) of $2.2, $7.5 and ($2.4), respectively, related to profits that were deemed not to be permanently reinvested outside of the United States.

The following table sets forth the details and the activity related to unrecognized tax benefit as of and for the years ended December 31, 2012 and 2011:

(in millions)	2012	2011
Unrecognized tax benefits, January 1,	$57.8	$55.7
Increases (decreases):
Acquisitions	0.6	—
Tax positions taken during the current period	18.7	3.4
Tax positions taken during a prior period	—	(0.1)
Settlements with taxing authorities	(3.8)	(0.2)
Other	1.8	(1.0)

Unrecognized tax benefits, December 31,	$75.1	$57.8

During 2012 and 2011, the change in the unrecognized tax benefits primarily relates to the expiration of certain statutes of limitations, tax positions taken during the current period, and tax settlements made during the year. At December 31, 2012, the amount of gross unrecognized tax benefits that, if recognized, would affect the reported tax rate is $72.6. The Company has indemnification for $1.4 of the gross unrecognized tax benefit from the sellers of acquired companies.

The Company conducts business globally and, as a result, the Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various state, local, and foreign jurisdictions. In the normal course of business, the Company or its subsidiaries are subject to examination by tax authorities throughout the world, including such major jurisdictions as Canada, France, Germany, Hong Kong, Malaysia, the Netherlands, Peru, Spain and the U.S. As of December 31, 2012, the Company remains subject to examination by federal and state tax authorities for the tax years 2005 to 2011. At December 31, 2012, certain of the Company’s more significant foreign jurisdictions remain subject to examination for various tax years between 2000 and 2011. At December 31, 2012, the Company believes it has no material tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits may significantly change within twelve months.

The Company classifies all interest expense and penalties on uncertain tax positions as income tax expense. The provision for income taxes for 2012, 2011 and 2010 includes tax-related interest expense of $2.4, $1.1 and $1.1, respectively. As of December 31, 2012 and 2011, the liability for tax-related interest expense was $6.8 and $5.2, respectively.

13. Stockholders’ Equity and Share-Based Awards

The Company maintains the 2009 Stock Incentive Plan and the Amended and Restated 2003 Stock Incentive Plan, as amended, which allows for grants of stock options, restricted stock and short-term cash awards. At December 31, 2012, there were approximately 1.4 million share-based awards collectively available for grant under these stock plans.

Stock Options

A summary of the Company’s stock option activity in 2012 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Total Intrinsic Value (in millions)
Options outstanding, beginning of year	1,492.8	$23.59
Granted	—	—
Exercised	(1,095.6)	24.15
Cancelled	(7.0)	27.98

Options outstanding, end of year(a)	390.2	$21.93	2.7	$11.6

Options exercisable, end of year		$21.52	2.7	$11.4

(a) - Approximates the options vested and expected to vest

The weighted average per share grant date fair value of options granted and the total intrinsic value of options exercised for 2012, 2011 and 2010 are as follows:

	Weighted Average Per Share Grant Date Fair Value	Total Intrinsic Value of Options Exercised (in millions)
2012	$—	$16.5
2011	—	18.4
2010	16.89	9.4

The weighted average assumptions used to determine the fair value of options granted in 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Expected volatility	—	—	60.7%
Risk-free interest rates	—	—	2.3%
Expected life (in years)	—	—	4.5

The Company does not use cash to settle any of its options or restricted share awards and when available issues shares from its treasury stock instead of issuing new shares. Common stock options vest ratably over an explicit service period of typically 3 to 4 years and generally have a contractual term of 7 years.

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

A summary of the Company’s restricted share activity for 2012 is as follows:

Shares (in thousands)
Outstanding as of December 31, 2011	3,972.7
Granted	1,095.0
Released/Vested	(1,704.0)
Cancelled	(40.3)

Outstanding as of December 31, 2012	3,323.4

The total fair value of restricted shares granted and total fair value of restricted shares vested for 2012, 2011 and 2010 is as follows:

(in millions)	2012	2011	2010
Total fair value of restricted shares granted	$43.2	$36.0	$73.9
Total fair value of restricted shares vested	49.6	14.5	19.5

For those restricted awards with common stock price thresholds, the weighted average grant date fair values of these awards were $28.47, $29.50 and $30.72 for 2012, 2011 and 2010, respectively, based on the following assumptions:

	2012	2011	2010
Expected volatility	45.8%	44.0%	49.4%
Risk-free interest rates	0.9%	2.2%	2.6%
Derived service periods (in years)	0.2	0.2	0.1

For all other restricted share awards, the weighted average grant date fair values were $48.91, $28.55 and $31.00 for the years ended December 31, 2012, 2011 and 2010, respectively.

As part of the restricted share awards granted in 2012, in January 2012, the Board authorized an annual grant of approximately 0.5 million restricted share awards to certain executive officers. These awards had an aggregate grant date fair value of $14.4 and vested during the first three months of 2012 when the Company’s weighted average share price exceeded certain thresholds. In 2012, the Company also granted approximately 0.6 million restricted share awards with an aggregate grant date fair value of $28.8 that cliff vest upon the achievement of certain performance targets.

As of December 31, 2012, there was $51.0 of unrecognized compensation cost related to non-vested share-based awards whose costs are expected to be recognized through 2014 over a weighted-average period of approximately 13 months.

During the fourth quarter of 2012, the Company recognized $33.6 of cumulative stock-based compensation related to certain restricted share awards where compensation expense was not previously recognized as the achievement of the performance targets was not deemed probable. These awards, which were granted in 2010 and whose restrictions lapse if and when the Company achieves certain performance targets, had an aggregate grant date fair value of $44.8 and have a 5-year contractual life.

Stockholders’ Equity

In January 2012, the Company commenced a “modified Dutch auction” self-tender offer (the “Offer”) to purchase up to $500 in value of its common stock. In March 2012, pursuant to the terms of the Offer, the Company repurchased approximately 12.1 million shares of its common stock for a total purchase price of approximately $435 or $36.00 per share. The repurchase of shares of common stock under the Offer was made pursuant to the Company’s existing stock repurchase program, pursuant to which the Company was then authorized to repurchase up to $500 aggregate amount of outstanding shares of common stock at prevailing market prices or in privately-negotiated transactions (the “Stock Repurchase Program”).

On September 11, 2012, the Board authorized an increase in the then available amount under the Stock Repurchase Program to allow for the repurchase of up to $250 in aggregate of the Company’s common stock.

In September 2012, pursuant to the Stock Repurchase Program, the Company used approximately $100 of the net proceeds from the Convertible Notes offering to repurchase approximately 1.9 million shares of its common stock at a per share price of $52.87 through privately negotiated transactions.

Cash dividends paid to stockholders in 2012, 2011 and 2010 were $7.5, $30.1 and $28.7, respectively. In January 2012, the Company announced that the Board had decided to suspend the Company’s dividend program following the dividend paid on January 31, 2012.

Subsequent Event

On February 14, 2013, the Company announced that the Board approved a 3-for-2 stock split (the “Stock Split”) of its outstanding shares of common stock. Stockholders of record at the close of business on February 25, 2013 will receive one additional share of Jarden common stock for every two shares of Jarden common stock owned on that date. The additional shares are expected to be distributed on or about March 18, 2013.

14. Earnings Per Share

A computation of the weighted average shares outstanding for 2012, 2011 and 2010 is as follows:

(in millions)	2012	2011	2010
Weighted average shares outstanding:
Basic	78.3	88.1	89.0
Dilutive share-based awards	0.5	0.5	0.8

Diluted	78.8	88.6	89.8

Because it is the Company’s intention to redeem the principal amount of the Convertible Notes in cash, the treasury stock method is used for determining potential dilution in the diluted earnings per share computation. For the three months ended December 31, 2012, the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be antidilutive as the conversion price of the Convertible Notes exceeded the average market price of the Company’s common stock for the three months ended December 31, 2012. Stock options and warrants to purchase approximately 2.4 million shares of the Company’s common stock at December 31, 2011 and 2010 had exercise prices that exceeded the average market price of the Company’s common stock for the three months ended December 31, 2011 and 2010, respectively. As such, these share-based awards did not affect the computation of diluted earnings per share. As of December 31, 2012, there were 2.7 million restricted share awards with performance-based vesting targets that were not met and as such, have been excluded from the computation diluted earnings per share.

Pro Forma Earnings Per Share

The following table presents unaudited pro forma basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010 after giving effect to the Stock Split (see Note 13) and assumes that the Stock Split occurred on January 1, 2010.

	2012	2011	2010
Pro forma earnings per share (unaudited):
Basic	$2.08	$1.56	$0.80
Diluted	2.07	1.54	0.79

15. Employee Benefit Plans

The Company maintains defined benefit pension plans for certain of its employees and provides certain postretirement medical and life insurance benefits for a portion of its employees. At December 31, 2011, substantially all the domestic pension and postretirement plans are frozen to new entrants and to future benefit accruals. Benefit obligations are calculated using generally accepted actuarial methods. Actuarial gains and losses are amortized using the corridor method over the average remaining service life of its active employees. The pension and postretirement benefit obligations are measured as of December 31, for 2012 and 2011.

Net Periodic Expense

The components of net periodic pension and postretirement benefit expense for 2012, 2011 and 2010 are as follows:

	Pension Benefits
	2012			2011			2010
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$0.2	$1.9	$2.1	$0.2	$1.9	$2.1	$0.2	$1.6	$1.8
Interest cost	14.5	2.6	17.1	15.9	2.8	18.7	17.6	2.5	20.1
Expected return on plan assets	(16.3)	(1.4)	(17.7)	(15.6)	(1.4)	(17.0)	(13.6)	(1.2)	(14.8)
Amortization:
Net actuarial loss	7.1	0.2	7.3	3.2	—	3.2	3.3	—	3.3

Net periodic cost	5.5	3.3	8.8	3.7	3.3	7.0	7.5	2.9	10.4
Curtailments and settlements	—	—	—	1.6	—	1.6	1.9	(0.1)	1.8

Total expense	$5.5	$3.3	$8.8	$5.3	$3.3	$8.6	$9.4	$2.8	$12.2

Assumptions
Weighted average assumption used to calculate net periodic cost:
Discount rate	4.50%	4.30%	4.47%	5.25%	4.78%	5.18%	5.79%	5.12%	5.69%
Expected return on plan assets	8.00%	4.53%	7.60%	8.00%	4.83%	7.63%	8.21%	5.16%	7.87%
Rate of compensation increase	—	2.51%	2.51%	—	2.98%	2.98%	—	2.98%	2.98%

	Postretirement Benefits
(in millions)	2012	2011	2010
Service cost	$0.1	$0.3	$0.3
Interest cost	0.3	0.7	0.7
Amortization:
Prior service benefit	(0.4)	(0.8)	(0.8)
Net actuarial gain	(0.1)	(0.1)	—

Net periodic cost (credit)	(0.1)	0.1	0.2
Curtailments and settlements	—	(7.3)	—

Total expense (credit)	$(0.1)	$(7.2)	$0.2

Assumptions
Weighted average assumption used to calculate net periodic cost:
Discount rate	4.40%	5.50%	5.96%

The amount of AOCI expected to be recognized in net periodic benefit cost for the year ending December 31, 2013 is as follows:

	Pension Benefits
(in millions)	Domestic	Foreign	Total	Postretirement
Prior service cost (credit)	$—	$(0.1)	$(0.1)	$0.4
Net actuarial loss (gain)	(7.4)	(0.4)	(7.8)	0.1

	$(7.4)	$(0.5)	$(7.9)	$0.5

Funded Status

The following table provides a reconciliation of the benefit obligation, plan assets and the funded status of the pension and postretirement plans as of December 31, 2012 and 2011:

	Pension Benefits						Postretirement Benefits
	2012			2011			2012	2011
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Change in benefit obligation:
Benefit obligation at beginning of year	$334.3	$60.9	$395.2	$313.1	$58.3	$371.4	$7.8	$15.3
Acquisitions	—	—	—	—	—	—	—	—
Service cost	0.2	1.9	2.1	0.2	1.9	2.1	0.1	0.3
Interest cost	14.5	2.6	17.1	15.9	2.8	18.7	0.3	0.7
Curtailments and settlements	—	(0.7)	(0.7)	(1.7)	(0.2)	(1.9)	—	—
Amendments	—	0.3	0.3	—	—	—	—	(8.1)
Actuarial loss (gain)	21.1	8.6	29.7	27.8	2.7	30.5	(0.3)	—
Participant contributions	—	—	—	—	—	—	0.3	0.4
Benefits paid	(21.7)	(2.9)	(24.6)	(21.0)	(3.1)	(24.1)	(0.6)	(0.8)
Foreign currency translation and other	—	0.9	0.9	—	(1.5)	(1.5)	—	—

Benefit obligation at end of year(a)	348.4	71.6	420.0	334.3	60.9	395.2	7.6	7.8

Change in plan assets:
Fair value of plan assets at beginning of year	$234.6	$30.2	$264.8	$221.6	$29.3	$250.9	$—	$—
Acquisitions	—	—	—	—	—	—	—	—
Actual return on plan assets	27.7	1.5	29.2	9.5	1.3	10.8	—	—
Company contributions	15.9	4.3	20.2	26.2	3.8	30.0	0.3	0.4
Settlements	—	(0.7)	(0.7)	(1.7)	(0.2)	(1.9)	—	—
Participant contributions	—	—	—	—	—	—	0.3	0.4
Benefits paid	(21.7)	(2.9)	(24.6)	(21.0)	(3.1)	(24.1)	(0.6)	(0.8)
Foreign currency translation and other	—	1.1	1.1	—	(0.9)	(0.9)	—	—

Fair value of plan assets at end of year	256.5	33.5	290.0	234.6	30.2	264.8	—	—

Net (liability) recognized in the consolidated balance sheet	$(91.9)	$(38.1)	$(130.0)	$(99.7)	$(30.7)	$(130.4)	$(7.6)	$(7.8)

Assumptions
Weighted average assumption used to calculate benefit obligation:
Discount rate	3.95%	3.34%	3.85%	4.50%	4.30%	4.47%	3.90%	4.40%
Rate of compensation increase	—	2.56%	2.56%	—	2.51%	2.51%	—	—
Healthcare cost trend rate:
Current:
Pre-Age 65	—	—	—	—	—	—	6.75%	7.00%
Post-Age 65	—	—	—	—	—	—	6.75%	7.00%
Ultimate	—	—	—	—	—	—	4.50%	4.50%

(a)	The accumulated benefit obligation for all defined benefit pension plans was $414 and $390 at December 31, 2012 and 2011, respectively.

Amounts recognized in the Company’s consolidated balance sheets at December 31, 2012 and 2011 consist of:

	Pension Benefits		Postretirement Benefits
(in millions)	2012	2011	2012	2011
Other assets	$2.3	$2.4	$—	$—
Accrued benefit cost	(132.3)	(132.8)	(7.6)	(7.8)

Net amount recognized	$(130.0)	$(130.4)	$(7.6)	$(7.8)

Summary of under-funded or non-funded pension benefit plans with projected benefit obligation in excess of plan assets at December 31, 2012 and 2011:

	Pension Benefits
(in millions)	2012	2011
Projected benefit obligation	$408.6	$383.5
Fair value of plan assets	276.3	250.7

Summary of pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2012 and 2011:

	Pension Benefits
(in millions)	2012	2011
Accumulated benefit obligation	$400.0	$379.3
Fair value of plan assets	272.8	250.7

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

The expected long-term rate of return for plan assets is based upon many factors, including expected asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the Company’s defined benefit pension plan’s investments. The Company’s target asset allocation for 2012 and 2011 is as follows: equities—approximately 25%-40%; bonds—approximately 20%-40%; and cash alternatives investments and other—approximately 25%-45%. Actual asset allocations may vary from the targeted allocations for various reasons, including market conditions and the timing of transactions.

The composition of domestic pension plan assets at December 31, 2012 and 2011 is as follows:

	Fair Value Measurements of Plan Assets—Domestic Plans
(in millions)	December 31, 2012
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities and funds:
Domestic	$10.5	$33.7	$—	$44.2
International	—	48.6	—	48.6
Fixed income securities and funds:
Investment-grade	62.4	—	—	62.4
High-yield	—	14.0	—	14.0
Alternative investments	26.0	45.2	12.9	84.1
Cash and other	2.0	—	1.2	3.2

Total	$100.9	$141.5	$14.1	$256.5

	Fair Value Measurements of Plan Assets—Domestic Plans
(in millions)	December 31, 2011
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities and funds:
Domestic	$7.3	$31.7	$—	$39.0
International	—	41.2	—	41.2
Fixed income securities and funds:
Investment-grade	60.7	—	—	60.7
High-yield	—	12.3	—	12.3
Alternative investments	22.5	42.8	12.0	77.3
Cash and other	2.8	—	1.3	4.1

Total	$93.3	$128.0	$13.3	$234.6

The composition of foreign pension plan assets at December 31, 2012 and 2011 is as follows:

	Fair Value Measurements of Plan Assets—Foreign Plans
(in millions)	December 31, 2012
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities and funds	$5.9	$—	$—	$5.9
Fixed income securities and funds	10.4	—	—	10.4
Cash and other	1.0	—	16.2	17.2

Total	$17.3	$—	$16.2	$33.5

	Fair Value Measurements of Plan Assets—Foreign Plans
(in millions)	December 31, 2011
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities and funds	$5.1	$—	$—	$5.1
Fixed income securities and funds	8.9	—	—	8.9
Cash and other	0.9	—	15.3	16.2

Total	$14.9	$—	$15.3	$30.2

The activity for Level 3 pension plan assets for 2012 and 2011 is as follows:

	Level 3 Pension Plan Assets
(in millions)	Domestic Plans	Foreign Plans
Balance, December 31, 2010	$15.0	$15.3
Actual return on plan assets:
Relating to assets held at year-end	(0.2)	0.5
Purchases, sales, settlements and other, net	8.3	(0.5)
Transfers in/(out)	(9.8)	—

Balance, December 31, 2011	$13.3	$15.3
Actual return on plan assets:
Relating to assets held at year-end	1.3	0.6
Relating to assets sold during the period	(0.3)	—
Purchases, sales, settlements and other, net	(0.2)	0.3

Balance, December 31, 2012	$14.1	$16.2

Domestic Contributions

In 2013, the Company expects to make cash contributions of approximately $11 and $0.6 to its domestic pension and postretirement plans, respectively. These contributions are for both funded and unfunded plans and are net of participant contributions.

Foreign Contributions

The Company funds its pension plans in amounts consistent with applicable laws and regulations and expects to make cash contributions of approximately $6 in 2013.

Information about the expected benefit payments for the Company’s pension and postretirement plans are as follows:

Years Ending December 31,	Pension Plans	Postretirement Plans
	(in millions)
2013	$27.8	$0.6
2014	25.9	0.5
2015	24.3	0.5
2016	24.6	0.5
2017	24.5	0.5
Next 5 years	127.4	2.4

The current healthcare cost trend rate gradually declines through 2028 to the ultimate trend rate and remains level thereafter. A one percentage point change in assumed healthcare cost trend rates would not have a material effect on the postretirement benefit obligation or the service and interest cost components of postretirement benefit costs.

The Company sponsors a defined contribution savings plan for substantially all of its U.S. employees. Under provisions for this plan, employees may contribute a percentage of eligible compensation on both a before-tax basis and after-tax basis. The Company generally matches a percentage of a participating employee’s before-tax contributions. For 2012, 2011 and 2010, the defined contribution savings plan expense was $6.4, $4.9 and $5.5, respectively.

16. Reorganization Costs

The Company did not incur any reorganization costs in 2010. Reorganization costs for 2012 and 2011 are as follows:

	2012
(in millions)	Employee Terminations	Other Charges	Total
Outdoor Solutions	$2.4	$10.2	$12.6
Consumer Solutions	12.0	2.1	14.1
Branded Consumables	0.4	—	0.4

Total	$14.8	$12.3	$27.1

	2011
(in millions)	Employee Terminations	Other Charges	Total
Outdoor Solutions	$5.6	$7.9	$13.5
Consumer Solutions	—	2.1	2.1
Branded Consumables	3.4	3.0	6.4
Process Solutions	1.0	0.4	1.4

Total	$10.0	$13.4	$23.4

Outdoor Solutions Segment Reorganization Costs

During 2012, the Company initiated a plan to reorganize certain manufacturing facilities in the Far East within the winter sport business. Reorganization costs for 2012 primarily relate to this plan.

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

For 2012 and 2011, other charges are primarily comprised of contract termination fees.

Consumer Solutions Segment Reorganization Costs

During 2012, the Company initiated a plan to rationalize the operating processes of certain international operations. This plan primarily consists of headcount reductions and facility consolidation and relocation. Reorganization costs for 2012 primarily relate to this plan.

For 2012 and 2011, other charges are primarily comprised of lease terminations.

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

Accrued reorganization costs activity for 2012 and 2011 are as follows:

(in millions)	Accrual Balance at December 31, 2011	Reorganization Costs	Payments	Foreign Currency and Other	Accrual Balance at December 31, 2012
Severance and other employee-related(a)	$7.3	$14.8	$(9.2)	$—	$12.9
Other costs(b)	9.9	12.3	(9.3)	(0.1)	12.8

Total	$17.2	$27.1	$(18.5)	$(0.1)	$25.7

(in millions)	Accrual Balance at December 31, 2010	Reorganization Costs	Payments	Foreign Currency and Other	Accrual Balance at December 31, 2011
Severance and other employee-related(a)	$0.5	$10.0	$(3.0)	$(0.2)	$7.3
Other costs(b)	9.5	13.4	(12.7)	(0.3)	9.9

Total	$10.0	$23.4	$(15.7)	$(0.5)	$17.2

(a)	For 2012 and 2011, the total headcount underlying these costs is approximately 2,460 and 330, respectively. At December 31, 2012, approximately 2,200 employees have not been terminated under the plans. The amounts accrued at December 31, 2012 for severance and other employee-related are expected to be paid through 2014.
(b)	Amounts accrued at December 31, 2012 for other costs (principally lease and contract termination costs) are expected to be paid through 2015.

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

The Outdoor Solutions segment manufactures or sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas grills, lanterns and flashlights, propane fuel, sleeping bags, tents and water recreation products such as inflatable boats, kayaks and tow-behinds. The Outdoor Solutions segment is also a leading provider of fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger®, Sebile®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, softball, football, basketball, field hockey and lacrosse products are sold under brand names such as deBeer®, Gait®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas®, Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Helium®, Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as CAPP3L®, Ex Officio®, K2®, Marker®, Marmot®, Planet Earth®, Ride®, Völkl® and Zoot®, and premium air beds under brand names including Aero®, Aerobed® and Aero Sport®. The Outdoor Solutions Segment also sells a variety of products sold internationally under brand names such as Campingaz®, Esky® and Invicta®.

The Consumer Solutions segment manufactures or sources, markets, and distributes a diverse line of household products, including kitchen appliances and home environment products. This segment maintains a strong portfolio of globally-recognized brands including Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam®, skybar® and Villaware®. The principal products in this segment include: clippers and trimmers for professional use in the beauty and barber and animal categories; electric blankets, mattress pads and throws; household kitchen appliances, such as blenders, coffeemakers, irons, mixers, slow cookers, toasters, toaster ovens and vacuum packaging machines; home environment products, such as air purifiers, fans, heaters and humidifiers; products for the hospitality industry; and scales for consumer use. The Consumer Solutions segment also has rights to sell various small appliance products in substantially all of Europe under the Breville® brand name.

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

Segment information as of and for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$2,692.9	$1,940.9	$1,753.1	$377.1	$(67.9)	$6,696.1	$—	$6,696.1

Segment earnings (loss)	325.2	285.9	259.2	47.1	—	917.4	(103.6)	813.8
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	(2.8)	(3.2)	—	—	—	(6.0)	—	(6.0)
Reorganization costs	(12.6)	(14.1)	(0.4)	—	—	(27.1)	—	(27.1)
Acquisition-related and other costs	(3.9)	(1.6)	(3.8)	—	—	(9.3)	(8.2)	(17.5)
Other(a)	—	—	—	—	—	—	(33.6)	(33.6)
Depreciation and amortization	(55.2)	(34.7)	(46.0)	(13.5)	—	(149.4)	(3.4)	(152.8)

Operating earnings (loss)	$250.7	$232.3	$209.0	$33.6	$—	$725.6	$(148.8)	$576.8

Other segment data:
Total assets	$2,930.1	$1,971.9	$1,934.1	$183.1	$—	$7,019.2	$691.4	$7,710.6
Capital expenditures	55.0	53.6	30.9	9.9	—	149.4	5.1	154.5

	2011
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$2,772.1	$1,880.3	$1,734.4	$351.2	$(58.1)	$6,679.9	$—	$6,679.9

Segment earnings (loss)	344.6	274.7	237.9	37.7	—	894.9	(104.1)	790.8
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	—	—	(6.9)	—	—	(6.9)	—	(6.9)
Reorganization costs	(13.5)	(2.1)	(6.4)	(1.4)		(23.4)	—	(23.4)
Acquisition-related and other costs(b)	7.1	(4.8)	(10.8)	(2.0)	—	(10.5)	(10.9)	(21.4)
Impairment of goodwill, intangibles and other assets	—	—	(52.5)	—	—	(52.5)	—	(52.5)
Depreciation and amortization	(61.8)	(31.1)	(55.9)	(12.4)	—	(161.2)	(2.5)	(163.7)

Operating earnings (loss)	$276.4	$236.7	$105.4	$21.9	$—	$640.4	$(117.5)	$522.9

Other segment data:
Total assets	$2,810.3	$1,855.9	$1,801.8	$186.9	$—	$6,654.9	$461.8	$7,116.7
Capital expenditures	61.4	23.2	31.6	8.6	—	124.8	2.1	126.9

	2010
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$2,518.7	$1,869.6	$1,345.3	$342.7	$(53.6)	$6,022.7	$—	$6,022.7

Segment earnings (loss)	300.9	266.2	195.0	37.1	—	799.2	(89.1)	710.1
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	(2.1)	—	(25.3)	—	—	(27.4)	—	(27.4)
Acquisition-related and other costs(c)	(7.4)	(4.0)	(3.4)	—	—	(14.8)	(27.5)	(42.3)
Venezuela hyperinflationary and devaluation charges (see Note 1)	—	—	—	—	—	—	(70.6)	(70.6)
Impairment of goodwill and intangibles	(0.7)	(0.7)	(18.3)	—	—	(19.7)	—	(19.7)
Depreciation and amortization	(62.1)	(28.1)	(39.0)	(12.1)	—	(141.3)	(1.5)	(142.8)

Operating earnings (loss)	$228.6	$233.4	$109.0	$25.0	$—	$596.0	$(188.7)	$407.3

Other segment data:
Capital expenditures	$48.0	$24.3	$30.7	$7.5	$—	$110.5	$27.0	$137.5

(a)	Represents cumulative stock-based compensation related to certain restricted share awards where compensation expense was not previously recognized as the achievement of the performance targets was not deemed probable (see Note 13).
(b)	Consolidated amount is net of gain on the sale of certain domestic assets recorded in the Outdoor Solutions segment.
(c)	Comprised of $52.4 of acquisition-related and other charges, which primarily relate to acquisitions (see Note 3) and a $10.1 mark-to-market gain associated with the Company’s Euro-denominated debt and intercompany loans.

Note: Intersegment sales are recorded at cost plus an agreed upon profit.

Geographic Information

Geographic information as of and for the years ended December 31, 2012, 2011 and 2010 is as follows:

(in millions)	Domestic	International	Total
2012
Net sales	$4,078.5	$2,617.6	$6,696.1
Long-lived assets	344.3	334.3	678.6

2011
Net sales	$4,082.7	$2,597.2	$6,679.9
Long-lived assets	309.9	306.0	615.9

2010
Net sales	$3,830.4	$2,192.3	$6,022.7

18. Accumulated Other Comprehensive Income (Loss)

The components of AOCI at December 31, 2012 and 2011 are as follows:

(in millions)	2012	2011
Foreign currency translation adjustment	$17.7	$4.0
Derivative financial instruments and other, net	(1.3)	1.1
Accrued benefit costs, net	(70.1)	(61.8)
Available-for-sale securities, net	0.3	—

Total	$(53.4)	$(56.7)

19. Condensed Consolidating Financial Data

The Company’s Senior Notes and Senior Subordinated Notes (see Note 9) are fully guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The guarantees of the Guarantor Subsidiaries are subject to release only in certain limited circumstances. The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these notes. Presented below is the condensed consolidating financial data of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis, using the equity method of accounting for subsidiaries, as of and for the years ended December 31, 2012, 2011 and 2011.

Condensed Consolidating Results of Operations

	Year Ended December 31, 2012
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,293.8	$3,106.2	$(703.9)	$6,696.1
Costs and expenses	147.2	3,850.5	2,825.5	(703.9)	6,119.3

Operating (loss) earnings	(147.2)	443.3	280.7	—	576.8
Other expense, net	37.1	200.4	95.4	—	332.9
Equity in the income of subsidiaries	428.2	171.6	—	(599.8)	—

Net income (loss)	$243.9	$414.5	$185.3	$(599.8)	$243.9

Comprehensive income (loss)	$247.2	$426.9	$194.4	$(621.3)	$247.2

	Year Ended December 31, 2011
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,906.0	$2,917.2	$(143.3)	$6,679.9
Costs and expenses	95.6	3,507.9	2,696.8	(143.3)	6,157.0

Operating (loss) earnings	(95.6)	398.1	220.4	—	522.9
Other expense, net	61.4	224.8	32.0	—	318.2
Equity in the income of subsidiaries	361.7	182.8	—	(544.5)	—

Net income (loss)	$204.7	$356.1	$188.4	$(544.5)	$204.7

Comprehensive income (loss)	$172.8	$314.5	$170.4	$(484.9)	$172.8

	Year Ended December 31, 2010
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,689.1	$2,452.5	$(118.9)	$6,022.7
Costs and expenses	126.3	3,273.3	2,334.7	(118.9)	5,615.4

Operating (loss) earnings	(126.3)	415.8	117.8	—	407.3
Other expense, net	57.0	169.2	74.4	—	300.6
Equity in the income of subsidiaries	290.0	37.8	—	(327.8)	—

Net income (loss)	$106.7	$284.4	$43.4	$(327.8)	$106.7

Comprehensive income (loss)	$102.8	$284.1	$51.0	$(335.1)	$102.8

Condensed Consolidating Balance Sheets

	As of December 31, 2012
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$576.7	$883.4	$2,350.3	$—	$3,810.4
Investment in subsidiaries	5,895.6	1,832.6	—	(7,728.2)	—
Non-current assets	3,068.8	6,568.1	4,793.6	(10,530.3)	3,900.2

Total assets	$9,541.1	$9,284.1	$7,143.9	$(18,258.5)	$7,710.6

Liabilities and stockholders’ equity
Current liabilities	$189.1	$589.0	$950.6	$—	$1,728.7
Non-current liabilities	7,592.4	3,047.6	4,112.6	(10,530.3)	4,222.3
Stockholders’ equity	1,759.6	5,647.5	2,080.7	(7,728.2)	1,759.6

Total liabilities and stockholders’ equity	$9,541.1	$9,284.1	$7,143.9	$(18,258.5)	$7,710.6

	As of December 31, 2011
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$359.0	$995.9	$2,140.0	$(1.4)	$3,493.5
Investment in subsidiaries	5,688.8	1,748.1	—	(7,436.9)	—
Non-current assets	114.5	4,003.9	914.0	(1,409.2)	3,623.2

Total assets	$6,162.3	$6,747.9	$3,054.0	$(8,847.5)	$7,116.7

Liabilities and stockholders’ equity
Current liabilities	$260.8	$589.0	$614.1	$(0.2)	$1,463.7
Non-current liabilities	3,989.5	507.0	654.9	(1,410.4)	3,741.0
Stockholders’ equity	1,912.0	5,651.9	1,785.0	(7,436.9)	1,912.0

Total liabilities and stockholders’ equity	$6,162.3	$6,747.9	$3,054.0	$(8,847.5)	$7,116.7

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities, net	$(171.4)	$418.3	$253.1	$(19.7)	$480.3
Financing activities:
Net change in short-term debt	—	—	74.7	—	74.7
(Payments on) proceeds from intercompany transactions	409.6	(372.6)	(56.7)	19.7	—
Proceeds from issuance of long-term debt	800.0	0.5	2.0	—	802.5
Payments on long-term debt	(166.0)	(0.4)	(6.3)	—	(172.7)
Issuance (repurchase) of common stock, net	(557.9)	—	—	—	(557.9)
Excess tax benefits from stock-based compensation	43.0	—	—	—	43.0
Other	(24.4)	—	(0.5)	—	(24.9)

Net cash provided by (used in) financing activities	504.3	(372.5)	13.2	19.7	164.7

Investing activities:
Additions to property, plant and equipment	(5.2)	(65.9)	(83.4)	—	(154.5)
Acquisition of business, net of cash acquired	(104.2)	(5.5)	(176.6)	—	(286.3)
Intercompany investing activities, net	—	—	—	—	—
Other	1.3	4.2	7.8	—	13.3

Net cash used in investing activities	(108.1)	(67.2)	(252.2)	—	(427.5)

Effect of exchange rate changes on cash	—	—	8.3	—	8.3

Net increase in cash and cash equivalents	224.8	(21.4)	22.4	—	225.8
Cash and cash equivalents at beginning of year	335.4	23.8	449.1	—	808.3

Cash and cash equivalents at end of year	$560.2	$2.4	$471.5	$—	$1,034.1

	Year Ended December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities, net	$(121.7)	$422.9	$148.5	$(22.6)	$427.1
Financing activities:
Net change in short-term debt	—	—	1.0	—	1.0
(Payments on) proceeds from intercompany transactions	370.7	(313.5)	(75.5)	18.3	—
Proceeds from issuance of long-term debt	1,025.0	—	—	—	1,025.0
Payments on long-term debt	(1,110.6)	—	—	—	(1,110.6)
Issuance (repurchase) of common stock, net	(80.8)	—	—	—	(80.8)
Other	(31.3)	—	—	—	(31.3)

Net cash provided by (used in) financing activities	173.0	(313.5)	(74.5)	18.3	(196.7)

Investing activities:
Additions to property, plant and equipment	(2.1)	(108.5)	(16.3)	—	(126.9)
Acquisition of business, net of cash acquired	(0.9)	(12.5)	(1.0)	—	(14.4)
Intercompany investing activities, net	—	(4.3)	—	4.3	—
Other	—	24.2	4.0	—	28.2

Net cash used in investing activities	(3.0)	(101.1)	(13.3)	4.3	(113.1)

Effect of exchange rate changes on cash	—	—	(4.4)	—	(4.4)

Net increase in cash and cash equivalents	48.3	8.3	56.3	—	112.9
Cash and cash equivalents at beginning of year	287.1	15.5	392.8	—	695.4

Cash and cash equivalents at end of year	$335.4	$23.8	$449.1	$—	$808.3

	Year Ended December 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities, net	$(196.8)	$425.2	$71.0	$(10.4)	$289.0
Financing activities:
Net change in short-term debt	—	50.0	6.2	—	56.2
(Payments on) proceeds from intercompany transactions	239.2	(306.8)	340.6	(273.0)	—
Proceeds from issuance of long-term debt	786.1	—	—	—	786.1
Payments on long-term debt	(260.9)	—	—	—	(260.9)
Issuance (repurchase) of common stock, net	(42.8)	—	—	—	(42.8)
Other	(58.4)	—	—	—	(58.4)

Net cash provided by (used in) financing activities	663.2	(256.8)	346.8	(273.0)	480.2

Investing activities:
Additions to property, plant and equipment	(27.0)	(91.9)	(18.6)	—	(137.5)
Acquisition of business, net of cash acquired	(398.5)	(73.8)	(283.2)	—	(755.5)
Intercompany investing activities, net	(282.4)	(1.0)	—	283.4	—
Other	(9.3)	—	19.2	—	9.9

Net cash used in investing activities	(717.2)	(166.7)	(282.6)	283.4	(883.1)

Effect of exchange rate changes on cash	—	—	(18.1)	—	(18.1)

Net increase in cash and cash equivalents	(250.8)	1.7	117.1	—	(132.0)
Cash and cash equivalents at beginning of year	537.9	13.8	275.7	—	827.4

Cash and cash equivalents at end of year	$287.1	$15.5	$392.8	$—	$695.4

The condensed consolidating statements of cash flows in the condensed consolidating financial data for 2011 and 2010, were revised to correct the classification of intercompany investing and financing activities. The effect of the revisions, which the Company determined were not material to the related financial statements, on the previously reported amounts are as follows:

(in millions)	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
	Increase/(Decrease)
Condensed Consolidating Statements of Cash Flows
Net cash provided by (used in) operating activities, net
2011	$7.1	$15.5	$—	$(22.6)	$—
2010	—	10.4	—	(10.4)	—
Net cash provided by (used in) financing activities
2011	(7.1)	(11.2)	—	18.3	—
2010	—	(9.4)	282.4	(273.0)	—
Net cash used in investing activities
2011	—	(4.3)	—	4.3	—
2010	—	(1.0)	(282.4)	283.4	—

The revisions also had no impact on the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of cash flows or consolidated statements of changes in stockholders’ equity for any of those periods. The revisions are fully reflected in the condensed consolidating financial data for 2012 and will have no impact on the consolidated financial statements as of and for the year ended December 31, 2012.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Jarden Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Jarden Corporation and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 27, 2013

Supplementary Data

Selected Quarterly Financial Data (Unaudited)

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(b)	Total
2012
Net sales	$1,495.4	$1,675.6	$1,705.9	$1,819.2	$6,696.1
Gross profit	419.6	496.4	501.0	507.8	1,924.8
Net income as reported	35.1	83.2	76.9	48.7	243.9
Basic earnings per share(a)	0.41	1.09	1.00	0.65	3.12
Diluted earnings per share(a)	0.41	1.08	1.00	0.64	3.10
2011
Net sales	$1,483.4	$1,673.8	$1,784.7	$1,738.0	$6,679.9
Gross profit	401.8	477.5	517.0	461.7	1,858.0
Net income as reported	19.0	73.9	90.7	21.1	204.7
Basic earnings per share(a)	0.21	0.83	1.03	0.24	2.33
Diluted earnings per share(a)	0.21	0.83	1.03	0.24	2.31

(a)	Earnings per share calculations for each quarter are based on the weighted average number of shares outstanding for each period, and the sum of the quarterly amounts may not necessarily equal the annual earnings per share amounts.
(b)	The results of operations for the fourth quarter of 2012 includes $33.6 of cumulative stock-based compensation related to certain restricted share awards where compensation expense was not previously recognized as the achievement of the performance targets was not deemed probable (see Note 13 to the consolidated financial statements) and $17.8 of reorganization costs.

The results of operations for the fourth quarter of 2011 include impairment charges of $52.5, primarily comprised of an impairment charge of $43.5 related to the impairment of goodwill and intangibles (see Note 6 to the consolidated financial statements); $17.2 of reorganization costs and $15.0 of acquisition-related and other costs, net.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and the above criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by the Company’s independent auditor, PricewaterhouseCoopers LLP, an independent registered public accounting firm, and issued their audit report expressing an unqualified opinion on the Company’s internal control over financial reporting, as stated in their report which is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter ended December 31, 2012, there was no change in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Other information required by Item 10, including information regarding directors, membership and function of the audit committee, including the financial expertise of its members, and Section 16(a) compliance, appearing under the captions “Election of Directors,” “Information Regarding Board of Directors and Committees” and “Other Matters” of the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference. The Company intends to file its Proxy Statement with the Securities and Exchange Commission (the “SEC”) not later than 120 days after December 31, 2012.

Item 11.	Executive Compensation

The information required by Item 11 appearing under the captions “Information Regarding Board of Directors and Committees—Compensation of Directors” and “Executive Compensation” of the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 appearing under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” of the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 appearing under the captions “Information Regarding Board of Directors and Committees” and “Certain Relationships and Related Transactions” of the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2012.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 appearing under the caption “Independent Registered Public Accounting Firm” of the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2012.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

(1)	Financial Statements:

Location In Form 10-K

Report of Independent Registered Public Accounting Firm	Item 8

Consolidated Statements of Operations—Years ended December 31, 2012, 2011 and 2010	Item 8

Consolidated Statements of Comprehensive Income—Years ended December 31, 2012, 2011 and 2010	Item 8

Consolidated Balance Sheets—December 31, 2012 and 2011	Item 8

Consolidated Statements of Cash Flows—Years ended December 31, 2012, 2011 and 2010	Item 8

Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2012, 2011 and 2010	Item 8

Notes to Consolidated Financial Statements	Item 8

(2)	Financial Statement Schedule:

See Schedule II of this Form 10-K.

(3)	Exhibits:

Copies of exhibits incorporated by reference can be obtained from the SEC and are located in SEC File No. 001-13665.

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 15, 2005, and incorporated herein by reference).

3.4	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 17, 2011, and incorporated herein by reference).

3.5	Second Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 17, 2011, and incorporated herein by reference).

4.1	Base Indenture, dated February 13, 2007 (the “2007 Indenture”), between the Company and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference).

Exhibit Number	Description of Exhibit
4.2	First Supplemental Indenture to the 2007 Indenture, dated February 13, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on February 16, 2007, and incorporated herein by reference).

4.3	Second Supplemental Indenture to the 2007 Indenture, dated February 14, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on February 16, 2007, and incorporated herein by reference).

4.4	Third Supplemental Indenture to the 2007 Indenture, dated May 11, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on July 31, 2007, and incorporated herein by reference).

4.5	Fourth Supplemental Indenture to the 2007 Indenture, dated July 6, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 5, 2007, and incorporated herein by reference).

4.6	Fifth Supplemental Indenture to the 2007 Indenture, dated December 7, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed on February 25, 2008, and incorporated herein by reference).

4.7	Sixth Supplemental Indenture to the 2007 Indenture, dated November 23, 2009 among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as successor Trustee (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K, filed on February 24, 2010, and incorporated herein by reference).

4.8	Seventh Supplemental Indenture to the 2007 Indenture, dated October 20, 2010 among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as successor Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on October 29, 2010 and incorporated herein by reference).

4.9	Base Indenture dated April 30, 2009 (the “2009 Indenture”), between the Company and The Bank of New York Mellon, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on May 6, 2009, and incorporated herein by reference).

4.10	First Supplemental Indenture to the 2009 Indenture, dated April 30, 2009, among the Company, the guarantors party thereto and The Bank of New York Mellon, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on May 6, 2009, and incorporated herein by reference).

4.11	Second Supplemental Indenture to the 2009 Indenture, dated November 23, 2009, among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as successor Trustee (filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K, filed on February 24, 2010, and incorporated herein by reference).

4.12	Third Supplemental Indenture to the 2009 Indenture, dated November 9, 2010, among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on November 15, 2010 and incorporated herein by reference).

Exhibit Number	Description of Exhibit

4.13	Instrument of Resignation, Appointment and Acceptance, dated November 6, 2009, among the Company, The Bank of New York Mellon and Wells Fargo Bank, National Association (filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K, filed on February 24, 2010, and incorporated herein by reference).

4.14	Base Indenture dated January 20, 2010 (the “2010 Indenture”), between the Company and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on January 22, 2010 and incorporated herein by reference).

4.15	First Supplemental Indenture to the 2010 Indenture, dated January 20, 2010, among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 22, 2010 and incorporated herein by reference).

4.16	Indenture related to Jarden Corporation’s 1 7/8% Senior Subordinated Convertible Notes due 2018, dated as of September 18, 2012, among Jarden Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 21, 2012 and incorporated herein by reference).

†10.1	Form of Indemnification Agreement (filed as Exhibit 10.13 to the Company’s Registration Statement on Form 10, filed on March 17, 1993, and incorporated herein by reference).

†10.2	List of Directors and Executive Officers party to Exhibit 10.1 (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed on March 31, 1996, and incorporated herein by reference).

†10.3	Alltrista Corporation 1998 Long Term Equity Incentive Plan, as amended and restated (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed on October 17, 2002, and incorporated herein by reference).

†10.4	Alltrista Corporation 2001 Stock Option Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2001, and incorporated herein by reference).

†10.5	Amendment No. 1 to the Alltrista Corporation 2001 Stock Option Plan (filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed on October 17, 2002, and incorporated herein by reference).

†10.6	Jarden Corporation Amended and Restated 2003 Stock Incentive Plan (incorporated by reference from Annex C to the Company’s 2005 Definitive Proxy Statement with respect to the Company’s 2005 Annual Meeting of Stockholders, as filed on May 9, 2005).

†10.7	Amendment No. 1 to the Jarden Corporation Amended and Restated 2003 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 19, 2007, and incorporated herein by reference).

†10.8	Jarden Corporation 2009 Stock Incentive Plan (incorporated by reference from Annex A to the Company’s 2009 Definitive Proxy Statement with respect to the Company’s 2009 Annual Meeting of Stockholders, as filed on April 9, 2009).

†10.9	Jarden Corporation 2003 Employee Stock Purchase Plan (incorporated by reference from Annex C to the Company’s 2003 Definitive Proxy Statement with respect to the Company’s 2003 Annual Meeting of Stockholders, as filed on March 28, 2003).

†10.10	Amendment No. 1 to the Jarden Corporation 2003 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 13, 2005, and incorporated herein by reference).

Exhibit Number	Description of Exhibit

†10.11	Amendment No. 2 to the Jarden Corporation 2003 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on May 5, 2005, and incorporated herein by reference).

†10.12	Jarden Corporation 2010 Employee Stock Purchase Plan (incorporated by reference from Annex A to the Company’s 2010 Definitive Proxy Statement with respect to the Company’s 2010 Annual Meeting of Stockholders, as filed on April 9, 2010, and incorporated herein by reference).

†10.13	Fifth Amended and Restated Employment Agreement, dated as of July 23, 2012, between the Company and Martin E. Franklin (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2012, and incorporated herein by reference).

†10.14	Fifth Amended and Restated Employment Agreement, dated as of July 23, 2012, between the Company and Ian G.H. Ashken (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 27, 2012, and incorporated herein by reference).

†10.15	Fourth Amended and Restated Employment Agreement between the Company and James E. Lillie, dated as of July 23, 2012 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 27, 2012, and incorporated herein by reference).

†10.16	Amended and Restated Employment Agreement between the Company and J. David Tolbert, dated as of January 9, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 13, 2009, and incorporated herein by reference).

†10.17	Amended and Restated Employment Agreement between the Company and John E. Capps, dated as of July 23, 2012 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on July 27, 2012, and incorporated herein by reference).

†10.18	Amended and Restated Employment Agreement between the Company and Richard T. Sansone, dated as of July 23, 2012 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on July 27, 2012, and incorporated herein by reference).

†10.19	Restricted Stock Agreement, dated January 5, 2010, between the Company and Martin E. Franklin (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on January 8, 2010, and incorporated herein by reference).

†10.20	Restricted Stock Agreement, dated January 5, 2010, between the Company and Ian G.H. Ashken (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on January 8, 2010, and incorporated herein by reference).

†10.21	Restricted Stock Agreement, dated January 5, 2010, between the Company and James E. Lillie (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on January 8, 2010, and incorporated herein by reference).

†10.22	Restricted Stock Agreement, dated January 2, 2013, between the Company and Martin E. Franklin (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 4, 2013, and incorporated herein by reference).

†10.23	Restricted Stock Agreement, dated January 2, 2013, between the Company and Ian G.H. Ashken (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 4, 2013, and incorporated herein by reference).

†10.24	Restricted Stock Agreement, dated January 2, 2013, between the Company and James E. Lillie (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on January 4, 2013, and incorporated herein by reference).

Exhibit Number	Description of Exhibit

10.25	Credit Agreement, dated as of March 31, 2011, among the Company, as the US borrower, Jarden Lux Holdings S.à r.l., Jarden Lux S.à r.l. and Jarden Lux Finco S.à r.l., collectively as the Luxembourg Borrower, the several lenders and letter of credit issuers from time to time party thereto, and Barclays Bank PLC, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 6, 2011, and incorporated herein by reference).

10.26	Pledge and Security Agreement, dated as of March 31, 2011, among the Company, as a grantor, each other grantors signatory thereto and Barclays Bank PLC, as administrative agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 6, 2011, and incorporated herein by reference).

10.27	Guaranty, dated as of March 31, 2011, of the Company and the several subsidiary guarantors signatory thereto (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 6, 2011, and incorporated herein by reference).

10.28	Amendment No. 1 to Credit Agreement, dated as of February 24, 2012 among Jarden Corporation, as the US Borrower, Jarden Lux Holdings S.à r.l., Jarden Lux S.à r.l. and Jarden Lux Finco S.à r.l., collectively as the Luxembourg Borrower, Barclays Bank PLC, as administrative agent and collateral agent, and each incremental lender identified on the signature pages thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 24, 2012, and incorporated herein by reference).

10.29	Consent, Agreement and Affirmation of Guaranty and Pledge and Security Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 24, 2012, and incorporated herein by reference).

10.30	Third Amended and Restated Loan Agreement, dated as of February 17, 2012, among the Company, as initial servicer; Jarden Receivables, LLC, as borrower; SunTrust Bank, as a lender, PNC Bank, National Association, as a lender and Wells Fargo Bank, National Association, as a lender and issuer of letters of credit, and SunTrust Robinson Humphrey, Inc., as administrator, together with the Reaffirmation, Acknowledgement and Consent of Performance Guarantor thereunder executed by the Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 24, 2012, and incorporated herein by reference).

10.31	Second Amended and Restated Receivables Contribution and Sales Agreement, dated as of July 29, 2010, among the originators party thereto and Jarden Receivables, LLC, as buyer (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 4, 2010, and incorporated herein by reference).

10.32	Amendment No. 1 to Second Amended and Restated Receivables Contribution and Sales Agreement, dated as of February 17, 2012, among the originators party thereto and Jarden Receivables, LLC, as buyer (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on February 24, 2012, and incorporated herein by reference).

10.33	Performance Undertaking, dated August 8, 2007, executed by Jarden Corporation, as performance guarantor, in favor of Jarden Receivables LLC, as beneficiary (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on August 14, 2007, and incorporated herein by reference).

10.34	Lender Note, dated February 17, 2012, executed by Jarden Receivables, LLC in favor of SunTrust Bank (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on February 24, 2012, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
10.35	Amended and Restated Lender Note, dated February 17, 2012, executed by Jarden Receivables, LLC in favor of Wells Fargo Bank, National Association (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on February 24, 2012, and incorporated herein by reference).

10.36	Lender Note, dated February 17, 2012, executed by Jarden Receivables, LLC in favor of PNC Bank, National Association (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on February 24, 2012, and incorporated herein by reference).

10.37	Form of 7 1/2% Senior Subordinated Note due 2017 (filed as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference).

10.38	Form of 8% Senior Notes Due 2016 (filed as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on May 6, 2009, and incorporated herein by reference).

10.39	Form of 7 1/2% Senior Subordinated Dollar Note Due 2020 (filed as Exhibit A-1 to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 22, 2010, and incorporated herein by reference).

10.40	Form of 7 1/2% Senior Subordinated Euro Note Due 2020 (filed as Exhibit A-2 to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 22, 2010, and incorporated herein by reference).

10.41	Form of 6 1/8% Senior Note Due 2022 (filed as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on November 15, 2010, and incorporated herein by reference).

10.42	Form of 1 7/8% Senior Subordinated Convertible Note due 2018 (filed as Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 21, 2012, and incorporated herein by reference).

10.43	Share Purchase Agreement, dated April 1, 2010, by and among the Company, Total S.A. and Camping Gaz (Deutschland) GmbH (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 7, 2010, and incorporated herein by reference).

*12.1	Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm.

*24.1	Power of Attorney (included on the signature page hereto).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Balance Sheets at December 31, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (v) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith
†	This Exhibit represents a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JARDEN CORPORATION (Registrant)

By:	/s/ JAMES E. LILLIE
James E. Lillie Chief Executive Officer February 27, 2013

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

/S/ MARTIN E. FRANKLIN Martin E. Franklin	Executive Chairman	February 27, 2013

/S/ IAN G.H. ASHKEN Ian G.H. Ashken	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	February 27, 2013

/S/ JAMES E. LILLIE James E. Lillie	Director and Chief Executive Officer (Principal Executive Officer)	February 27, 2013

/S/ JAMES L. CUNNINGHAM III James L. Cunningham III	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2013

/S/ WILLIAM J. GRANT William J. Grant	Director	February 27, 2013

/S/ MICHAEL S. GROSS Michael Gross	Director	February 27, 2013

/S/ RICHARD J. HECKMANN Richard Heckmann	Director	February 27, 2013

/S/ WILLIAM P. LAUDER William P. Lauder	Director	February 27, 2013

/S/ IRWIN D. SIMON Irwin D. Simon	Director	February 27, 2013

/S/ ROBERT L. WOOD Robert L. Wood	Director	February 27, 2013

Schedule II

JARDEN CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in millions)

	Balance at beginning of period		Charges to costs and expense		Deductions from reserves		Other (2)		Balance at end of period
Reserves against accounts receivable(1):
2012	$	(83.9)	$	(70.7)	$	76.1	$	(1.2)	$	(79.7)
2011		(64.7)		(54.0)		31.7		3.1		(83.9)
2010		(60.7)		(45.2)		40.4		0.8		(64.7)

(1)	Principally consisting of reserves for uncollectable accounts and sales returns and allowances.
(2)	Principally consisting of foreign currency translation.

JARDEN CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

EXHIBIT INDEX

Copies of exhibits incorporated by reference can be obtained from the SEC and are located in SEC File No. 001-13665.

Exhibit Number	Description of Exhibit

*12.1	Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm.

*24.1	Power of Attorney (included on the signature page hereto).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Balance Sheets at December 31, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (v) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith
†	This Exhibit represents a management contract or a compensatory plan.