Form 10-Q
period 2013-03-31
JARDEN CORP
filed 2013-05-08
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2013
Common Stock, par value $0.01 per share	122,514,000 shares

JARDEN CORPORATION

Quarterly Report on Form 10-Q

For the three months ended March 31, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three months ended March 31,
	2013	2012
Net sales	$1,580.7	$1,495.4
Cost of sales	1,137.2	1,075.8

Gross profit	443.5	419.6
Selling, general and administrative expenses	386.6	318.0

Operating earnings	56.9	101.6
Interest expense, net	49.6	44.7
Loss on early extinguishment of debt	17.1	—

Income (loss) before taxes	(9.8)	56.9
Income tax provision (benefit)	(5.4)	21.8

Net income (loss)	$(4.4)	$35.1

Earnings (loss) per share:
Basic	$(0.04)	$0.27
Diluted	$(0.04)	$0.27
Weighted average shares outstanding:
Basic	111.1	127.3
Diluted	111.1	128.2

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three months ended March 31,
	2013	2012
Comprehensive income (loss):
Net income (loss)	$(4.4)	$35.1
Other comprehensive income (loss), before tax:
Cumulative translation adjustment	(20.2)	24.3
Derivative financial instruments	8.5	0.6
Accrued benefit cost	1.9	1.8
Unrealized gain on investment	0.2	1.5

Total other comprehensive income (loss), before tax	(9.6)	28.2
Income tax provision related to other comprehensive income	3.5	1.8

Comprehensive income (loss)	$(17.5)	$61.5

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share amounts)

	March 31, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$580.0	$1,034.1
Accounts receivable, net of allowances of $71.2 and $79.7 at March 31, 2013 and December 31, 2012, respectively	1,236.8	1,137.7
Inventories	1,442.4	1,310.3
Deferred taxes on income	166.6	174.5
Prepaid expenses and other current assets	191.1	153.8

Total current assets	3,616.9	3,810.4

Property, plant and equipment, net	664.2	678.6
Goodwill	1,821.9	1,824.0
Intangibles, net	1,245.6	1,256.7
Other assets	136.1	140.9

Total assets	$7,484.7	$7,710.6

Liabilities:
Short-term debt and current portion of long-term debt	$520.2	$504.7
Accounts payable	632.7	615.4
Accrued salaries, wages and employee benefits	154.8	187.6
Other current liabilities	394.7	421.0

Total current liabilities	1,702.4	1,728.7

Long-term debt	3,346.2	3,293.4
Deferred taxes on income	566.4	566.8
Other non-current liabilities	352.2	362.1

Total liabilities	5,967.2	5,951.0

Commitments and contingencies (see Note 9)	—	—
Stockholders’ equity:
Preferred stock ($0.01 par value, 5.0 shares authorized, no shares issued at March 31, 2013 and December 31, 2012)	—	—
Common stock ($0.01 par value, 300 shares authorized, 139.0 shares issued at March 31, 2013 and December 31, 2012, respectively)	1.4	1.4
Additional paid-in capital	1,527.2	1,535.7
Retained earnings	833.9	838.3
Accumulated other comprehensive income (loss)	(66.5)	(53.4)
Less: Treasury stock (26.6 and 21.7 shares, at cost, at March 31, 2013 and December 31, 2012, respectively)	(778.5)	(562.4)

Total stockholders’ equity	1,517.5	1,759.6

Total liabilities and stockholders’ equity	$7,484.7	$7,710.6

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(4.4)	$35.1
Reconciliation of net income (loss) to net cash used in operating activities:
Depreciation and amortization	37.7	35.9
Venezuela devaluation-related charges	27.4	—
Stock-based compensation	37.2	19.1
Excess tax benefits from stock-based compensation	(2.2)	—
Other non-cash items	7.6	2.4
Changes in operating assets and liabilities:
Accounts receivable	(109.9)	(90.6)
Inventory	(140.6)	(121.5)
Accounts payable	22.2	26.6
Other assets and liabilities	(81.2)	(54.4)

Net cash used in operating activities	(206.2)	(147.4)

Cash flows from financing activities:
Net change in short-term debt	4.2	88.9
Proceeds from issuance of long-term debt	253.0	300.2
Payments on long-term debt	(188.5)	(113.1)
Issuance (repurchase) of common stock, net	(264.8)	(435.3)
Excess tax benefits from stock-based compensation	2.2	—
Debt issuance costs	(5.1)	(3.2)
Other	—	(1.9)

Net cash used in financing activities	(199.0)	(164.4)

Cash flows from investing activities:
Additions to property, plant and equipment	(24.7)	(23.3)
Other	(1.9)	—

Net cash used in investing activities	(26.6)	(23.3)

Effect of exchange rate changes on cash and cash equivalents	(22.3)	8.0

Net decrease in cash and cash equivalents	(454.1)	(327.1)
Cash and cash equivalents at beginning of period	1,034.1	808.3

Cash and cash equivalents at end of period	$580.0	$481.2

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements of Jarden Corporation and its subsidiaries (hereinafter referred to as the “Company” or “Jarden”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all adjustments that are, in the opinion of management, normal and recurring and necessary for a fair presentation of the results for the interim period. The Condensed Consolidated Balance Sheet at December 31, 2012 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Certain reclassifications have been made in the Company’s financial statements of the prior year to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

Stock Split

On March 18, 2013, the Company consummated a 3-for-2 stock split in the form of a stock dividend of one additional share of common stock for every two shares of common stock. The Company retained the current par value of $0.01 per share for all common shares. All references to the number of shares outstanding, issued shares, per share amounts and restricted stock and stock option data of the Company’s common shares have been restated to reflect the effect of the stock split for all periods presented in the Company’s accompanying condensed consolidated financial statements and footnotes thereto. Stockholders’ equity has been retroactively restated to reflect the effect of the stock split by reclassifying from additional paid-in capital (“APIC”) to common stock, an amount equal to the par value of the additional shares resulting from the stock split.

Supplemental Information

Stock-based compensation costs, which are included in selling, general and administrative expenses (“SG&A”), were $37.2 and $19.1 for the three months ended March 31, 2013 and 2012, respectively.

Interest expense is net of interest income of $1.5 and $1.7 for the three months ended March 31, 2013 and 2012, respectively.

Accumulated Other Comprehensive Income

For the three months ended March 31, 2013 and 2012, reclassifications from accumulated other comprehensive income (“AOCI”) to the results of operations for the Company’s pension and postretirement benefit plans were a cost of $1.9 and $1.7, respectively, and primarily represent the amortization of net actuarial losses (see Note 12). For the three months ended March 31, 2013 and 2012, reclassifications from AOCI to the results of operations for the Company’s derivative financial instruments for effective cash flow hedges were income of $6.1 and $0.2, respectively (see Note 7).

Venezuela Operations

The Company’s subsidiaries operating in Venezuela are considered under GAAP to be operating in a highly inflationary economy. As such, the Company’s financial statements of its subsidiaries operating in Venezuela are remeasured as if their functional currency were the U.S. dollar and gains and losses resulting from the remeasurement of monetary assets and liabilities are reflected in current earnings. The financial statements of the Company’s subsidiaries operating in Venezuela are remeasured at and are reflected in the Company’s consolidated financial statements at the official exchange rate of 6.30 Bolivars per U.S. dollar, which is the Company’s expected settlement rate.

On February 8, 2013, the Venezuelan government announced its intention to further devalue its currency (Bolivar) relative to the U.S. dollar. As a result of the devaluation, the official exchange rate changed to 6.30 Bolivars per U.S. dollar for imported goods. As such, beginning in February 2013 the financial statements of the Company’s subsidiaries operating in Venezuela will be remeasured at and will be reflected in the Company’s consolidated financial statements at the new official exchange rate. During the three months ended March 31, 2013, the Company recorded a $29.0 devaluation-related charges related to the Venezuela operations, which are almost entirely comprised of a charge related to the write-down of monetary assets due to the change in the official exchange rate. These charges are included in SG&A.

New Accounting Guidance

In March 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). The objective of ASU 2013-05 is to resolve the diversity in practice as it relates to the release of the cumulative translation adjustment into net income upon derecognition of a subsidiary or group of assets within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. Accordingly, the provisions of ASU 2013-05 will be applied prospectively to derecognition events occurring after the effective date.

In February 2013, the FASB issued ASU No. 2013-04, “Obligations Resulting From Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date” (“ASU-2013-04”). ASU No. 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-014 also requires an entity to disclose the nature and amount of the obligation, as well as other information about those obligations. ASU 2013-04 is effective for fiscal years and interim periods within those years, beginning after December 15, 2013. The Company does not expect the provisions of ASU 2013-04 to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

Adoption of New Accounting Guidance

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires new disclosures related to amounts reclassified out of AOCI by component, as well as disclosures related to reclassifications from AOCI to net income. These disclosures may be presented on the face of the consolidated financial statements or in the notes thereto. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 had no effect on the consolidated financial position, results of operations or cash flows of the Company.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 enhances disclosures regarding financial instruments and derivative instruments and requires companies to provide both net information and gross information for these assets and liabilities in order to enhance comparability between those companies that prepare their financial statements in accordance with GAAP and those companies that prepare their financial statements in accordance with International Financial Reporting Standards. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of ASU 2011-11 had no effect on the consolidated financial position, results of operations or cash flows of the Company.

2. Inventories

Inventories are comprised of the following at March 31, 2013 and December 31, 2012:

(in millions)	March 31, 2013	December 31, 2012
Raw materials and supplies	$244.9	$222.4
Work-in-process	87.4	83.3
Finished goods	1,110.1	1,004.6

Total inventories	$1,442.4	$1,310.3

3. Property, Plant and Equipment

Property, plant and equipment, net, consist of the following at March 31, 2013 and December 31, 2012:

(in millions)	March 31, 2013	December 31, 2012
Land	$55.2	$55.6
Buildings	351.3	354.1
Machinery and equipment	1,146.0	1,137.2

	1,552.5	1,546.9
Less: Accumulated depreciation	(888.3)	(868.3)

Total property, plant and equipment, net	$664.2	$678.6

Depreciation of property, plant and equipment was $32.6 and $31.3 for the three months ended March 31, 2013 and 2012, respectively.

4. Goodwill and Intangibles

Goodwill activity for the three months ended March 31, 2013 is as follows:

	Net Book Value at December 31, 2012	Additions		March 31, 2013
(in millions)			Foreign Exchange and Other Adjustments	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Goodwill
Outdoor Solutions	$723.1	$—	$—	$741.6	$(18.5)	$723.1
Consumer Solutions	527.1	—	(2.8)	524.3	—	524.3
Branded Consumables	552.1	1.8	(1.1)	776.0	(223.2)	552.8
Process Solutions	21.7	—	—	21.7	—	21.7

	$1,824.0	$1.8	$(3.9)	$2,063.6	$(241.7)	$1,821.9

Intangibles activity for the three months ended March 31, 2013 is as follows:

(in millions)	Gross Carrying Amount at December 31, 2012	Additions	Accumulated Amortization, Foreign Exchange and Other Adjustments	Net Book Value at March 31, 2013	Amortization Periods (years)
Intangibles, net
Patents	$9.3	$—	$(3.1)	$6.2	12-30
Manufacturing process and expertise	44.2	—	(39.5)	4.7	3-7
Brand names	18.3	—	(6.0)	12.3	4-20
Customer relationships and distributor channels	307.8	—	(59.0)	248.8	10-35
Trademarks and tradenames	980.9	—	(7.3)	973.6	indefinite

	$1,360.5	$—	$(114.9)	$1,245.6

Amortization of intangibles for the three months ended March 31, 2013 and 2012 was $5.1 and $4.6, respectively.

5. Warranty Reserve

The warranty reserve activity for the three months ended March 31, 2013 is as follows:

(in millions)	2013
Warranty reserve at January 1,	$97.1
Provision for warranties issued	30.8
Warranty claims paid	(38.1)
Acquisitions and other adjustments	(1.1)

Warranty reserve at March 31,	$88.7

6. Debt

Debt is comprised of the following at March 31, 2013 and December 31, 2012:

(in millions)	March 31, 2013	December 31, 2012
Senior Secured Credit Facility Term Loans	$1,466.2	$1,235.5
8% Senior Notes due 2016 (1)	129.7	295.7
6 1/8% Senior Notes due 2022 (1)	300.0	300.0
7 1/2% Senior Subordinated Notes due 2017 (2)	654.9	655.3
7 1/2% Senior Subordinated Notes due 2020 (2)	463.8	468.4
1 7/8% Senior Subordinated Convertible Notes due 2018	423.8	420.9
Securitization Facility	381.8	383.8
Revolving Credit Facility	—	—
Non-U.S. borrowings	40.1	31.8
Other	6.1	6.7

Total debt	3,866.4	3,798.1

Less: current portion	(520.2)	(504.7)

Total long-term debt	$3,346.2	$3,293.4

(1)	Collectively, the “Senior Notes.”
(2)	Collectively, the “Senior Subordinated Notes.”

On March 14, 2013, the Company commenced a cash tender offer (the “Tender Offer”) to purchase any and all of the outstanding principal amount of its 8% Senior Notes due 2016 (the “Notes”). As of March 31, 2013, pursuant to the Tender Offer, the Company repurchased approximately $169 aggregate principal amount of the Notes for total consideration, excluding accrued interest, of $176. The remaining $131 aggregate principal amount of the Notes was repurchased on May 1, 2013 for total consideration, excluding accrued interest, of $136 (the “Redemption”).

In March 2013, the Company entered into an amendment to its senior secured credit facility (the “Facility”), which resulted in, among other things, the Company borrowing an additional $250 under the existing senior secured term loan A portion of the Facility that matures in March 2016 and bears interest at LIBOR plus a spread of 200 basis points. Additionally, following the amendment, the existing senior secured term loan B portion of the Facility, which matures in March 2018, bears interest at LIBOR plus a spread of 250 basis points. The proceeds were used to fund the Tender Offer and the Redemption.

During the three months ended March 31, 2013, the Company recorded a $17.1 loss on the extinguishment of debt related to the Tender Offer and the Facility amendment. This loss is primarily comprised of the tender premium, the write off of deferred debt issuance costs and debt discounts and other transaction costs.

At March 31, 2013 and December 31, 2012, the carrying value of total debt approximates fair market value. The fair market value (Level 1 measurement) of the Senior Notes and Senior Subordinated Notes are based upon quoted market prices. The fair market value (Level 2 measurement) for all other debt instruments is estimated using interest rates currently available to the Company for debt with similar terms and maturities.

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

Cash Flow Hedges

During 2013, the Company entered into an aggregate $250 notional amount of interest rate swaps that exchange a variable rate of interest (LIBOR) for an average fixed rate of interest of approximately 1.6% over the term of the agreements, which mature on December 31, 2017. These swaps are forward-starting and are effective commencing December 31, 2015. The Company has designated these swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest (LIBOR) payments.

At March 31, 2013, the Company had $1.2 billion notional amount outstanding in swap agreements, which include $500 and $250 notional amount of forward-starting swaps that will become effective commencing December 31, 2013 and 2015, respectively, that exchange a variable rate of interest (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through December 2017. At March 31, 2013, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swaps, was approximately 1.6%. The effective portion of the after-tax fair value gains or losses on these swaps is included as a component of AOCI.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through January 2015. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At March 31, 2013, the Company had approximately $449 notional amount outstanding of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, which include forward foreign currency contracts and foreign currency options, to mitigate the foreign currency exposure of certain other foreign currency transactions. At March 31, 2013, the Company had approximately $212 notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through August 2014. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty, and in certain instances, allow the Company to benefit should the cost of the commodity fall below certain dollar thresholds. At March 31, 2013, the Company had approximately $2 notional amount outstanding of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through March 2014. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

The following table presents the fair value of derivative financial instruments as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Fair Value of Derivatives		Fair Value of Derivatives
(in millions)	Asset (a)	Liability (a)	Asset (a)	Liability (a)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$—	$11.7	$—	$12.4
Foreign currency contracts	14.9	2.3	9.0	4.2

Subtotal	14.9	14.0	9.0	16.6

Derivatives not designated as effective hedges:
Foreign currency contracts	6.3	1.0	1.2	2.0
Commodity contracts	0.1	0.1	0.1	0.2

Subtotal	6.4	1.1	1.3	2.2

Total	$21.3	$15.1	$10.3	$18.8

(a) Consolidated balance sheet location:
Asset: Other current and non-current assets
Liability: Other current and non-current liabilities

The following table presents gain and loss activity (on a pretax basis) for the three months ended March 31, 2013 and 2012 related to derivative financial instruments designated as effective hedges:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Gain/(Loss)			Gain/(Loss)
(in millions)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$0.7	$—	$—	$(0.5)	$—	$—
Foreign currency contracts	13.9	6.1	(0.9)	1.3	0.2	(0.7)

Total	$14.6	$6.1	$(0.9)	$0.8	$0.2	$(0.7)

Location of gain/(loss) in the consolidated results of operations:
Net sales		$(0.2)	$—		$(0.3)	$—
Cost of sales		6.3	—		0.5	—
SG&A		—	(0.9)		—	(0.7)

Total		$6.1	$(0.9)		$0.2	$(0.7)

(a)	Represents effective portion recognized in Other Comprehensive Income (“OCI”).
(b)	Represents portion excluded from effectiveness testing.

At March 31, 2013, deferred net gains of approximately $15 within AOCI are expected to be reclassified to earnings over the next twelve months.

The following table presents gain and loss activity (on a pretax basis) for the three months ended March 31, 2013 and 2012 related to derivative financial instruments not designated as effective hedges:

	Gain/(Loss) Recognized in Income (a)
	Three Months Ended March 31,
(in millions)	2013	2012
Derivatives not designated as effective hedges:
Cash flow derivatives:
Foreign currency contracts	$6.4	$(1.9)
Commodity contracts	0.1	0.5
Fair value derivatives:
Interest rate swaps	—	0.3

Total	$6.5	$(1.1)

(a)	Classified in SG&A.

Net Investment Hedge

The Company designated its Euro-denominated 7 1/2% senior subordinated notes due 2020, with an aggregate principal balance of €150 (the “Hedging Instrument”), as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-denominated subsidiaries. Foreign currency gains and losses on the Hedging Instrument are included as a component of AOCI. At March 31, 2013, $1.7 of deferred losses have been recorded in AOCI.

8. Fair Value Measurements

The following table summarizes assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
	Fair Value Asset (Liability)			Fair Value Asset (Liability)
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Derivatives:
Assets	$—	$21.3	$21.3	$—	$10.3	$10.3
Liabilities	—	(15.1)	(15.1)	—	(18.8)	(18.8)
Available-for-sale securities	—	20.2	20.2	—	20.0	20.0

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

Due to the uncertainties described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of March 31, 2013.

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

10. Stockholders’ Equity

In February 2013, the Company’s Board of Directors (the “Board”) authorized an increase in the then available amount under the Company’s existing stock repurchase program (the “Stock Repurchase Program”) to allow for the repurchase of up to $500 in the aggregate of the Company’s common stock.

On February 28, 2013, in conjunction with the increase and pursuant to the Stock Repurchase Program, the Company entered into accelerated stock repurchase agreements (collectively the “ASR Agreement”) to repurchase an aggregate of $250 of its common stock. Pursuant to the ASR Agreement, the Company paid $250 and as of March 31, 2013, approximately 5.5 million shares have been delivered under the ASR Agreement. As of March 31, 2013, the shares delivered were valued at $225 and are included in treasury stock. The remaining balance of $25 was recorded as a reduction of APIC as of March 31, 2013. The specific number of shares that will ultimately be repurchased under the ASR Agreement will be based generally on the average of the daily volume weighted average prices of the Company’s common stock over a defined period, which is expected to be no later than the end of the third quarter of 2013. As additional shares are delivered, an amount equal to the estimated value of those shares will be transferred from APIC to treasury stock. Under certain circumstances, the Company may be required to return a portion of the shares received or, at the Company’s option, make an additional cash payment. At March 31, 2013, the effect of the settlement provisions of the ASR Agreement would have been antidilutive and therefore is excluded from the computation of diluted earnings per share.

11. Earnings Per Share

The computations of the weighted average shares outstanding for the three months ended March 31, 2013 and 2012 are as follows:

	Three months ended March 31,
(in millions)	2013	2012
Weighted average shares outstanding:
Basic	111.1	127.3
Dilutive share-based awards (1)	—	0.9

Diluted	111.1	128.2

(1)	The three months ended March 31, 2013 excludes 0.8 million potentially dilutive share-based awards as their effect would be antidilutive.

Because it is the Company’s intention to redeem the principal amount of the 1 7/8% senior subordinated convertible notes due 2018 (the “Convertible Notes”) in cash, the treasury stock method is used for determining potential dilution in the diluted earnings per share computation. For the three months ended March 31, 2013, the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be antidilutive as the conversion price of the Convertible Notes exceeded the average market price of the Company’s common stock for the three months ended March 31, 2013. As of March 31, 2013, there were 4.2 million restricted share awards with performance-based vesting targets that were not met and as such, have been excluded from the computation of diluted earnings per share.

12. Employee Benefit Plans

The components of pension and postretirement benefit expense for the three months ended March 31, 2013 and 2012 are as follows:

	Pension Benefits
	Three months ended March 31,
	2013			2012
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$—	$0.5	$0.5	$—	$0.5	$0.5
Interest cost	3.3	0.6	3.9	3.7	0.6	4.3
Expected return on plan assets	(4.2)	(0.3)	(4.5)	(4.1)	(0.3)	(4.4)
Amortization, net	1.9	0.1	2.0	1.8	—	1.8

Net periodic cost	$1.0	$0.9	$1.9	$1.4	$0.8	$2.2

	Postretirement Benefits
	Three months ended March 31,
(in millions)	2013	2012
Service cost	$—	$—
Interest cost	0.1	0.1
Amortization, net	(0.1)	(0.1)

Net periodic cost	$—	$—

13. Reorganization Costs

The Company did not incur any reorganization costs for both the three months ended March 31, 2013 and 2012.

Accrued Reorganization Costs

Details and the activity related to accrued reorganization costs as of and for the three months ended March 31, 2013 are as follows:

(in millions)	Accrual Balance at December 31, 2012	Reorganization Costs, net	Payments	Foreign Currency and Other	Accrual Balance at March 31, 2013
Severance and other employee-related	$12.9	$—	$(1.9)	$—	$11.0
Other costs	12.8	—	(0.7)	(0.1)	12.0

Total	$25.7	$—	$(2.6)	$(0.1)	$23.0

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

The Outdoor Solutions segment manufactures or sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas grills, lanterns and flashlights, propane fuel, sleeping bags, tents and water recreation products such as inflatable boats, kayaks and tow-behinds. The Outdoor Solutions segment is also a leading provider of fishing equipment under brand names such as Abu Garcia ® , All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger®, Sebile®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, softball, football, basketball, field hockey and lacrosse products are sold under brand names such as deBeer®, Gait®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas®, Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Helium®, Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as CAPP3L®, Ex Officio®, K2®, Marker®, Marmot®, Planet Earth®, Ride®, Völkl® and Zoot®, and premium air beds under brand names including Aero®, Aerobed® and Aero Sport®. The Outdoor Solutions Segment also sells a variety of products internationally under brand names such as Campingaz®, Esky® and Invicta®.

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

The Branded Consumables segment manufactures or sources, markets and distributes a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples, including arts and crafts paint brushes, brooms, brushes, buckets, children’s card games, clothespins, collectible tins, condoms, cord, rope and twine, dusters, dust pans, feeding bottles, fencing, fire extinguishing products, firelogs and firestarters, home canning jars and accessories, kitchen matches, mops, other craft items, pacifiers, plastic cutlery, playing cards and accessories, rubber gloves and related cleaning products, safes, security cameras, security doors, smoke and carbon monoxide alarms, soothers, sponges, storage organizers and workshop accessories, teats, toothpicks, window guards and other accessories. This segment markets our products under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, Billy Boy®, BRK®, Crawford®, Diamond®, Dicon®, Fiona®, First Alert®, First Essentials®, Hoyle®, Java-Log®, KEM®, Kerr®, Lehigh®, Lifoam®, Lillo®, Loew Cornell®, Mapa®, NUK®, Pine Mountain®, Quickie Green Cleaning®, Quickie Home-Pro®, Quickie Microban®, Quickie Original®, Quickie Professional®, Spontex®, Tigex® and Wellington® brand names, among others.

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

Segment information as of and for the three months ended March 31, 2013 and 2012 is as follows:

	Three months ended March 31, 2013
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$694.9	$363.3	$443.7	$97.6	$(18.8)	$1,580.7	$—	$1,580.7

Segment earnings (loss)	71.2	45.1	56.1	14.9	—	187.3	(58.7)	128.6
Adjustments to reconcile to reported operating earnings (loss):
Fair market value adjustment to inventory	(1.5)	—	(3.5)	—	—	(5.0)	—	(5.0)
Venezuela devaluation-related charges	—	—	—	—	—	—	(29.0)	(29.0)
Depreciation and amortization	(13.5)	(7.6)	(12.8)	(2.8)	—	(36.7)	(1.0)	(37.7)

Operating earnings (loss)	$56.2	$37.5	$39.8	$12.1	$—	$145.6	$(88.7)	$56.9

Other segment data:
Total assets	$3,081.0	$1,913.7	$1,950.4	$195.8	$—	$7,140.9	$343.8	$7,484.7

	Three months ended March 31, 2012
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$670.1	$347.9	$402.6	$91.8	$(17.0)	$1,495.4	$—	$1,495.4

Segment earnings (loss)	71.6	43.6	52.1	12.0	—	179.3	(41.8)	137.5
Adjustments to reconcile to reported operating earnings (loss):
Depreciation and amortization	(13.8)	(7.1)	(11.4)	(3.0)	—	(35.3)	(0.6)	(35.9)

Operating earnings (loss)	$57.8	$36.5	$40.7	$9.0	$—	$144.0	$(42.4)	$101.6

15. Condensed Consolidating Financial Data

The Company’s Senior Notes and Senior Subordinated Notes (see Note 6) are fully guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The guarantees of the Guarantor Subsidiaries are subject to release only in certain limited circumstances. The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these notes. Presented below is the condensed consolidating financial data of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis, using the equity method of accounting for subsidiaries as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012. During 2013 certain subsidiaries that were Non-Guarantor Subsidiaries in 2012 became Guarantor Subsidiaries. For comparative purposes, the condensed consolidating financial data as of December 31, 2012 and for the three months ended March 31, 2012 has been retrospectively adjusted to reflect the aforementioned activity.

Condensed Consolidating Results of Operations

	Three months ended March 31, 2013
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,035.5	$696.3	$(151.1)	$1,580.7
Cost of sales	—	785.3	503.0	(151.1)	1,137.2

Gross profit	—	250.2	193.3	—	443.5
Selling, general and administrative expenses	57.7	163.5	165.4	—	386.6

Operating earnings (loss)	(57.7)	86.7	27.9	—	56.9
Interest expense, net	46.7	0.3	2.6	—	49.6
Loss on early extinguishment of debt	17.1	—	—	—	17.1

Income (loss) before taxes and equity earnings of subsidiaries	(121.5)	86.4	25.3	—	(9.8)
Income tax provision (benefit)	(45.4)	21.3	18.7	—	(5.4)
Equity earnings of subsidiaries	71.7	3.8	—	(75.5)	—

Net income (loss)	(4.4)	68.9	6.6	(75.5)	(4.4)
Other comprehensive income (loss), net of tax	(13.1)	(13.5)	(18.3)	31.8	(13.1)

Comprehensive income (loss)	$(17.5)	$55.4	$(11.7)	$(43.7)	$(17.5)

	Three months ended March 31, 2012
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$977.1	$669.7	$(151.4)	$1,495.4
Cost of sales	—	742.6	484.6	(151.4)	1,075.8

Gross profit	—	234.5	185.1	—	419.6
Selling, general and administrative expenses	41.9	153.0	123.1	—	318.0

Operating earnings (loss)	(41.9)	81.5	62.0	—	101.6
Interest expense, net	43.7	0.4	0.6	—	44.7

Income (loss) before taxes and equity earnings of subsidiaries	(85.6)	81.1	61.4	—	56.9
Income tax provision	9.7	0.3	11.8	—	21.8
Equity earnings of subsidiaries	130.4	45.1	—	(175.5)	—

Net income (loss)	35.1	125.9	49.6	(175.5)	35.1
Other comprehensive income (loss), net of tax	26.4	27.8	28.4	(56.2)	26.4

Comprehensive income (loss)	$61.5	$153.7	$78.0	$(231.7)	$61.5

Condensed Consolidating Balance Sheets

	As of March 31, 2013
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$151.6	$3.9	$424.5	$—	$580.0
Accounts receivable	—	10.8	1,226.0	—	1,236.8
Inventories	—	840.1	602.3	—	1,442.4
Other current assets	36.3	149.6	171.8	—	357.7

Total current assets	187.9	1,004.4	2,424.6	—	3,616.9

Property, plant and equipment, net	33.4	285.4	345.4	—	664.2
Goodwill	—	1,566.1	255.8	—	1,821.9
Intangibles, net	—	1,051.3	194.3	—	1,245.6
Intercompany receivables	1,329.6	1,846.7	668.6	(3,844.9)	—
Investment in subsidiaries	5,952.3	1,848.0	—	(7,800.3)	—
Other non-current assets	70.2	4.9	61.0	—	136.1

Total assets	$7,573.4	$7,606.8	$3,949.7	$(11,645.2)	$7,484.7

Liabilities and stockholders’ equity
Short-term debt and current portion of long-term debt	$111.1	$0.5	$408.6	$—	$520.2
Accounts payable	2.9	372.7	257.1	—	632.7
Other current liabilities	85.3	222.8	241.4	—	549.5

Total current liabilities	199.3	596.0	907.1	—	1,702.4

Long-term debt	3,327.2	4.1	14.9	—	3,346.2
Intercompany payables	2,466.7	234.7	1,143.5	(3,844.9)	—
Other non-current liabilities	62.7	682.1	173.8	—	918.6
Total stockholders’ equity	1,517.5	6,089.9	1,710.4	(7,800.3)	1,517.5

Total liabilities and stockholders’ equity	$7,573.4	$7,606.8	$3,949.7	$(11,645.2)	$7,484.7

	As of December 31, 2012
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$560.2	$5.0	$468.9	$—	$1,034.1
Accounts receivable	—	17.8	1,119.9	—	1,137.7
Inventories	—	760.3	550.0	—	1,310.3
Other current assets	16.5	143.4	168.4	—	328.3

Total current assets	576.7	926.5	2,307.2	—	3,810.4

Property, plant and equipment, net	34.1	296.8	347.7	—	678.6
Goodwill	—	1,564.7	259.3	—	1,824.0
Intangibles, net	—	1,055.5	201.2	—	1,256.7
Intercompany receivables	2,961.3	3,939.6	3,629.4	(10,530.3)	—
Investment in subsidiaries	5,895.6	1,844.2	—	(7,739.8)	—
Other non-current assets	73.4	4.7	62.8	—	140.9

Total assets	$9,541.1	$9,632.0	$6,807.6	$(18,270.1)	$7,710.6

Liabilities and stockholders’ equity
Short-term debt and current portion of long-term debt	$100.1	$0.5	$404.1	$—	$504.7
Accounts payable	5.3	354.6	255.5	—	615.4
Other current liabilities	83.7	259.0	265.9	—	608.6

Total current liabilities	189.1	614.1	925.5	—	1,728.7

Long-term debt	3,275.7	4.2	13.5	—	3,293.4
Intercompany payables	4,251.9	2,336.5	3,941.9	(10,530.3)	—
Other non-current liabilities	64.8	697.8	166.3	—	928.9
Total stockholders’ equity	1,759.6	5,979.4	1,760.4	(7,739.8)	1,759.6

Total liabilities and stockholders’ equity	$9,541.1	$9,632.0	$6,807.6	$(18,270.1)	$7,710.6

Condensed Consolidating Statements of Cash Flows

	Three months ended March 31, 2013
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities, net	$(56.4)	$23.7	$(172.8)	$(0.7)	$(206.2)
Financing activities:
Net change in short-term debt	—	—	4.2	—	4.2
(Payments on) proceeds from intercompany transactions	(146.2)	(11.5)	157.0	0.7	—
Proceeds from issuance of long-term debt	250.0	—	3.0	—	253.0
Payments on long-term debt	(187.7)	(0.1)	(0.7)	—	(188.5)
Issuance (repurchase) of common stock, net	(264.8)	—	—	—	(264.8)
Excess tax benefits from stock-based compensation	2.2	—	—	—	2.2
Other	(5.1)	—	—	—	(5.1)

Net cash provided by (used in) financing activities	(351.6)	(11.6)	163.5	0.7	(199.0)

Investing activities:
Additions to property, plant and equipment	(0.1)	(13.8)	(10.8)	—	(24.7)
Other	(0.5)	0.6	(2.0)	—	(1.9)

Net cash used in investing activities	(0.6)	(13.2)	(12.8)	—	(26.6)

Effect of exchange rate changes on cash	—	—	(22.3)	—	(22.3)

Net decrease in cash and cash equivalents	(408.6)	(1.1)	(44.4)	—	(454.1)
Cash and cash equivalents at beginning of year	560.2	5.0	468.9	—	1,034.1

Cash and cash equivalents at end of year	$151.6	$3.9	$424.5	$—	$580.0

	Three months ended March 31, 2012
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities, net	$(52.0)	$65.1	$(156.1)	$(4.4)	$(147.4)
Financing activities:
Net change in short-term debt	—	—	88.9	—	88.9
(Payments on) proceeds from intercompany transactions	20.2	(80.1)	55.5	4.4	—
Proceeds from issuance of long-term debt	300.0	0.2	—	—	300.2
Payments on long-term debt	(110.1)	(0.1)	(2.9)	—	(113.1)
Issuance (repurchase) of common stock, net	(435.3)	—	—	—	(435.3)
Other	(5.1)	—	—	—	(5.1)

Net cash provided by (used in) financing activities	(230.3)	(80.0)	141.5	4.4	(164.4)

Investing activities:
Additions to property, plant and equipment	(2.7)	(13.0)	(7.6)	—	(23.3)
Other	—	1.0	(1.0)	—	—

Net cash used in investing activities	(2.7)	(12.0)	(8.6)	—	(23.3)

Effect of exchange rate changes on cash	—	—	8.0	—	8.0

Net decrease in cash and cash equivalents	(285.0)	(26.9)	(15.2)	—	(327.1)
Cash and cash equivalents at beginning of year	335.4	28.7	444.2	—	808.3

Cash and cash equivalents at end of year	$50.4	$1.8	$429.0	$—	$481.2

The amounts reflected as proceeds (payments) from (to) intercompany transactions represent cash flows originating from transactions conducted between Guarantor Subsidiaries, Non-Guarantor Subsidiaries and Parent in the normal course of business operations.

The condensed consolidating statement of cash flows in the condensed consolidating financial data for the three months ended March 31, 2012, was revised to correct the classification of intercompany financing activities. The effect of the revisions, which the Company determined were not material to the related financial statements, on the previously reported amounts are as follows:

	Three months ended March 31, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	Increase/(Decrease)
Condensed Consolidating Statements of Cash Flows
Net cash provided by (used in) operating activities, net	$—	$4.4	$—	$(4.4)	$—
Net cash provided by (used in) financing activities	—	(4.4)	—	4.4	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the Company’s Forms 10-K, 10-Q and 8-K reports to the United States Securities and Exchange Commission (“SEC”). Please see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for a list of factors which could cause the Company’s actual results to differ materially from those projected in the Company’s forward-looking statements and certain risks and uncertainties that may affect the operations, performance and results of the Company’s businesses. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

The Outdoor Solutions segment manufactures or sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. For general outdoor activities, Coleman ® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas grills, lanterns and flashlights, propane fuel, sleeping bags, tents and water recreation products such as inflatable boats, kayaks and tow-behinds. The Outdoor Solutions segment is also a leading provider of fishing equipment under brand names such as Abu Garcia ® , All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger®, Sebile®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, softball, football, basketball, field hockey and lacrosse products are sold under brand names such as deBeer®, Gait®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas®, Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Helium®, Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as CAPP3L®, Ex Officio®, K2®, Marker®, Marmot®, Planet Earth®, Ride®, Völkl® and Zoot®, and premium air beds under brand names including Aero®, Aerobed® and Aero Sport®. The Outdoor Solutions segment also sells a variety of products internationally under brand names such as Campingaz®, Esky® and Invicta®.

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

The Branded Consumables segment manufactures or sources, markets and distributes a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples, including arts and crafts paint brushes, brooms, brushes, buckets, children’s card games, clothespins, collectible tins, condoms, cord, rope and twine, dusters, dust pans, feeding bottles, fencing, fire extinguishing products, firelogs and firestarters, home canning jars and accessories, kitchen matches, mops, other craft items, pacifiers, plastic cutlery, playing cards and accessories, rubber gloves and related cleaning products, safes, security cameras, security doors, smoke and carbon monoxide alarms, soothers, sponges, storage organizers and workshop accessories, teats, toothpicks, window guards and other accessories. This segment markets our products under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, Billy Boy®, BRK®, Crawford®, Diamond®, Dicon®, Fiona®, First Alert®, First Essentials®, Hoyle®, Java-Log®, KEM®, Kerr®, Lehigh®, Lifoam®, Lillo®, Loew Cornell®, Mapa®, NUK®, Pine Mountain®, Quickie Green Cleaning®, Quickie Home-Pro®, Quickie Microban®, Quickie Original®, Quickie Professional®, Spontex®, Tigex® and Wellington® brand names, among others.

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

Summary of Significant 2013 Activities

•

In February 2013, the Company’s Board of Directors (the “Board”) authorized an increase in the then available amount under the Company’s existing stock repurchase program (the “Stock Repurchase Program”) to allow for the repurchase of up to $500 in aggregate of the Company’s common stock.

•

On February 28, 2013, in conjunction with the increase and pursuant to the Stock Repurchase Program, the Company entered into accelerated stock repurchase agreements (collectively the “ASR Agreement”) to repurchase an aggregate of $250 million of its common stock (see “Capital Resources”).

•

On March 14, 2013, the Company commenced a cash tender offer (the “Tender Offer”) to purchase any and all of the outstanding principal amount of its 8% Senior Notes due 2016 (the “Notes”). As of March 31, 2013, pursuant to the Tender Offer, the Company repurchased approximately $169 million of the aggregate principal amount of the Notes for total consideration, excluding accrued interest, of $176 million. The remaining $131 million aggregate principal amount of the Notes was repurchased on May 1, 2013 for total consideration, excluding accrued interest, of $136 million (the “Redemption”).

•

On March 18, 2013, the Company consummated a 3-for-2 stock split in the form of a stock dividend of one additional share of common stock for every two shares of common stock. The Company retained the current par value of $0.01 per share for all common shares. All references to the number of shares outstanding, issued shares, per share amounts and restricted stock and stock option data of the Company’s common shares have been restated to reflect the effect of the stock split for all periods presented in the Company’s accompanying condensed consolidated financial statements and footnotes thereto. Stockholders’ equity reflects the effect of the stock split by reclassifying from additional paid-in capital to common stock (“APIC”), an amount equal to the par value of the additional shares resulting from the stock split.

•

In March 2013, the Company entered into an amendment to its senior secured credit facility (the “Facility”), which resulted in, among other things, lowering the spread on the Term A and Term B facilities and the Company borrowing an additional $250 million under the existing senior secured term loan A portion of the Facility (see “Capital Resources”).

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

2013 and 2012 Activity

To date in 2013, the Company has not complete any acquisitions. During 2012, the Company completed three tuck-in acquisitions that by nature were complementary to the Company’s core businesses and from an accounting standpoint were not significant.

Venezuela Operations

On February 8, 2013, the Venezuelan government announced its intention to further devalue the Bolivar relative to the U.S. dollar. As a result of the devaluation, the official exchange rate changed to 6.30 Bolivars per U.S. dollar for imported goods. As such, beginning in February 2013 the financial statements of the Company’s subsidiaries in Venezuela will be remeasured, and will be reflected in the Company’s consolidated financial statements, at the official exchange rate of 6.30 Bolivars per U.S. dollar. The higher official exchange rate will negatively impact the ongoing revenue and operating profit for our Venezuela operations. During the three months ended March 31, 2013, the Company recorded $29.0 million of devaluation-related charges related to the Venezuela operations, which are almost entirely comprised of a charge related to the write-down of monetary assets due to the change in the official exchange rate. These charges are included in selling, general and administrative expenses (“SG&A”).

Translating the results of operations for the Venezuela subsidiaries in 2012 using the 6.30 Bolivars per U.S. dollar official exchange rate versus the actual official exchange rate in effect during 2012 of 4.30 Bolivars per U.S. dollar, would have reduced the Company’s 2012 consolidated net sales by less than 1%. At March 31, 2013, the Company’s subsidiaries operating in Venezuela have approximately $15 million in cash denominated in U.S. dollars and cash of approximately $37 million held in Bolivars converted at the official exchange rate.

Results of Operations—Comparing 2013 to 2012

	Net Sales		Operating Earnings (Loss)
	Three months ended March 31,		Three months ended March 31,
(in millions)	2013	2012	2013	2012
Outdoor Solutions	$694.9	$670.1	$56.2	$57.8
Consumer Solutions	363.3	347.9	37.5	36.5
Branded Consumables	443.7	402.6	39.8	40.7
Process Solutions	97.6	91.8	12.1	9.0
Corporate	—	—	(88.7)	(42.4)
Intercompany eliminations	(18.8)	(17.0)	—	—

	$1,580.7	$1,495.4	$56.9	$101.6

Note: Changes in net sales on a currency neutral basis that are presented hereafter are provided to enhance visibility of the underlying operations by excluding the impact of foreign currency translation.

Three Months Ended March 31, 2013 versus the Three Months Ended March 31, 2012

Net sales for three months ended March 31, 2013 increased $85.3 million, or 5.7%, to $1.6 billion versus the same period in the prior year. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 1%. Excluding the impact of acquisitions (approximately 3%), net sales on a currency-neutral basis increased approximately 4%, primarily due to increased sell-through in certain product categories, expanded product offerings and increased demand internationally in certain categories, primarily in Latin America, partially offset by weakness in certain product categories and decreased demand in Europe due to unfavorable economic conditions.

Net sales in the Outdoor Solutions segment increased $24.8 million, or 3.7%. Net sales on a currency-neutral basis increased approximately 5%, primarily due to increased sales on a currency-neutral basis in the camping and outdoor, fishing and technical apparel businesses, which provided an increase in net sales of approximately 6%, largely related to expanded product offerings, increased point of sale and distribution, the effect of which was mitigated somewhat by decreased demand in Europe due to poor economic conditions and unfavorable weather conditions. The increase in these businesses was partially offset by a decrease in net sales on a currency-neutral basis in the other businesses (approximately 1%), primarily due to weakness in certain product categories. Unfavorable foreign currency translation accounted for a decrease of approximately 1% in net sales.

Net sales in the Consumer Solutions segment increased $15.4 million, or 4.4%. Excluding the impact of acquisitions (approximately 5%), net sales on a currency-neutral basis increased approximately 1%. The increase is primarily due to increased demand internationally, primarily in Latin America, which contributed to an increase in net sales of approximately 3%, primarily due to increased point of sale, improved product distribution and successful pricing strategies, partially offset by declines domestically, primarily related to weakness in certain small appliance and personal care and wellness categories. Unfavorable foreign currency translation accounted for a decrease of approximately 2% in net sales.

Net sales in the Branded Consumables segment increased $41.1 million, or 10.2%. Unfavorable foreign currency translation accounted for a decrease of approximately 1% in net sales. Excluding the impact of acquisitions (approximately 6%), net sales on a currency-neutral basis increased approximately 4%, primarily due to increased sales on a currency-neutral basis in the baby care, home care and leisure and entertainment businesses, which provided an increase in net sales of approximately 5%, largely related to increased sales in certain product categories including; the food preservation category, primarily due to increased point of sale; and the firelog category whose sales were negatively affected in 2012 due to unfavorable weather conditions.

Net sales in the Process Solutions segment increased 6.3% on a period-over-period basis, primarily due to increased sales within each of its business units.

Cost of Sales

Cost of sales increased $61.4 million, or 5.7%, to $1.1 billion for three months ended March 31, 2013 versus the same prior year period. The increase is primarily due to the cost of sales impact of higher net sales (approximately $73 million), partially offset by foreign currency translation (approximately $12 million). Cost of sales as a percentage of net sales for the three months ended March 31, 2013 and 2012 was essentially flat on a period-over-period basis at approximately 72%. Cost of sales for the three months ended March 31, 2013, includes $5.0 million associated with elimination of manufacturer’s profit in inventory charged to cost of sales related to the purchase accounting fair value adjustments to inventory associated with December 2012 acquisitions.

Selling, General and Administrative Costs

SG&A increased $68.6 million, or 21.6%, to $387 million for the three months ended March 31, 2013 versus the same prior year period. The change is in part due to the $29.0 million of charges related to the Company’s Venezuela operations (see “Venezuela Operations”), an increase in stock-based compensation (approximately $18 million) and the impact of acquisitions (approximately $10 million).

Operating Earnings

Operating earnings for the three months ended March 31, 2013 in the Outdoor Solutions segment decreased $1.6 million, or 2.8%, versus the same prior year period, primarily due to an increase in SG&A (approximately $9 million), partially offset by an increase in gross profit (approximately $8 million), primarily due to the gross margin impact of higher sales. Operating earnings for the three months ended March 31, 2013 in the Consumer Solutions segment increased $1.0 million, or 2.7%, versus the same prior year period, primarily due to a gross profit increase (approximately $8 million), primarily due to the gross margin impact of higher sales and improved gross margins, partially offset by an increase in SG&A ($7 million). Operating earnings for the three months ended March 31, 2013 in the Branded Consumables segment decreased $0.9 million, or 2.2%, versus the same prior year period, primarily due to primarily due to an increase in SG&A (approximately $6 million), partially offset by an increase in gross profit (approximately $5 million), in part due to the gross margin impact of higher sales. Operating earnings in the Process Solutions segment for the three months ended March 31, 2013 increased $3.1 million, or 34.4%, versus the same prior year period, primarily due to an increase in gross profit, due to higher sales and improved gross margins.

Interest Expense

Net interest increased $4.9 million to $49.6 million for the three months ended March 31, 2013 versus the same prior year period, primarily due to higher average debt levels, partially offset by a decrease in the weighted average interest rate for 2013 to 5.0% from 5.4% in 2012.

Income Taxes

The Company’s reported tax rate for the three months ended March 31, 2013 was a benefit of 55.1%. The Company’s reported tax rate for the three months ended March 31, 2012 was an expense of 38.3%. The difference from the statutory tax rate to the reported tax rate (benefit) for the three months ended March 31, 2013 results principally from the tax benefit ($10.4 million) related to the reversal of a deferred tax liability attributable to the reduction of Venezuelan earnings considered as not permanently reinvested and a $2.6 million tax benefit resulting from the passage of The American Taxpayer Relief Act of 2012, partially offset by the tax expense ($9.3 million) due to non-deductible charges primarily related to the devaluation of the Bolivar and from the translation of U.S. dollar denominated net assets in Venezuela (see “Venezuela Operations”). The difference from the statutory tax rate to the reported tax rate for the three months ended March 31, 2012 results principally from the U.S. tax expense recognized on the undistributed foreign income.

Net Income (Loss)

Net income (loss) for the three months ended March 31, 2013 decreased $39.5 million to ($4.4) million versus the same prior year period. For the three months ended March 31, 2013 and 2012, earnings (loss) per diluted share were ($0.04) and $0.27, respectively. The decrease in net income was primarily due to the devaluation and other charges related to the Venezuela operations ($29.0 million) and the loss on the extinguishment of debt ($17.1 million). On a period-over-period basis, the diluted weighted average shares outstanding decreased approximately 13%, primarily due a reduction in the Company’s common shares outstanding due to the common shares repurchased pursuant to the Stock Repurchase Program.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

At March 31, 2013, the Company had cash and cash equivalents of $580 million, of which approximately $420 million was held by the Company’s non-U.S. subsidiaries. The Company believes that its cash and cash equivalents, cash generated from operations and the availability under the Facility, the securitization facility and the credit facilities of certain foreign subsidiaries as of March 31, 2013 provide sufficient liquidity to support working capital requirements, planned capital expenditures, debt obligations, completion of current and future reorganization programs and pension plan contribution requirements for the foreseeable future.

Cash Flows from Operating Activities

Net cash used in operating activities was $206 million and $147 million for the three months ended March 31, 2013 and 2012, respectively. The change is primarily due to unfavorable working capital changes, in part due to the timing of the purchase of comparatively higher seasonal inventory in certain businesses.

Cash Flows from Financing Activities

Net cash used in financing activities was $199 million and $164 million for the three months ended March 31, 2013 and 2012, respectively. The change is primarily due to the period-over-period decrease in the proceeds from the issuance of long-term debt in excess of payments on long-term debt ($123 million) and the period-over-period decrease in the net change in short-term debt ($85 million), partially offset by a decrease in the repurchase of common stock, net of shares tendered for taxes ($171 million).

Cash Flows from Investing Activities

Net cash used in investing activities was $26.6 million and $23.3 million for the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013, capital expenditures were $24.7 million versus $23.3 million for the same prior year period. The Company expects to maintain capital expenditures at an annualized run-rate in the range of approximately 2.0% to 2.5% of net sales.

CAPITAL RESOURCES

In March 2013, the Company entered into an amendment to the Facility, which resulted in, among other things, lowering the spread on the Term A and Term B facilities and the Company borrowing an additional $250 million under the existing senior secured term loan A portion of the Facility that matures in March 2016 and bears interest at LIBOR plus a spread of 200 basis points. Additionally, following the amendment, the existing senior secured term loan B portion of the Facility, which matures in March 2018, bears interest at LIBOR plus a spread of 250 basis points. The proceeds were used to fund the Tender Offer and the Redemption.

At March 31 2013, there was no amount outstanding under the Company’s $250 million senior secured revolving credit facility (the “Revolver”) that matures in 2016. The Revolver bears interest at certain selected rates, including LIBOR plus a spread of 200 basis points. At March 31, 2013, commitment fees on unused balances were 0.38% per annum.

The Company maintains a $400 million receivables purchase agreement (the “Securitization Facility”) that matures in February 2015. At March 31, 2013, the borrowing rate margin and the unused line fee on the Securitization Facility were 0.90% and 0.45% per annum, respectively. At March 31, 2013, the Securitization Facility had outstanding borrowings totaling $382 million.

At March 31, 2013, net availability under the Revolver and the Securitization Facility was approximately $234 million, after deducting approximately $34 million of outstanding standby and commercial letters of credit.

Certain foreign subsidiaries of the Company maintain working capital lines of credits with their respective local financial institutions for use in operating activities. At March 31, 2013, the aggregate amount available under these lines of credit totaled approximately $95 million.

The Company was not in default of any of its debt covenants at March 31, 2013.

On February 28, 2013, in conjunction with the increase and pursuant to the Stock Repurchase Program, the Company entered into the ASR Agreement to repurchase an aggregate of $250 million of its common stock. Pursuant to the ASR Agreement, the Company paid $250 million and as of March 31, 2013, approximately 5.5 million shares have been delivered under the ASR Agreement. As of March 31, 2013, the shares delivered were valued at $225 million and are included in treasury stock. The remaining balance of $25 million was recorded as a reduction of APIC as of March 31, 2013. The specific number of shares that will ultimately be repurchased under the ASR Agreement will be based generally on the average of the daily volume weighted average prices of the Company’s common stock over a defined period, which is expected to be no later than the end of the third quarter of 2013. Under certain circumstances, the Company may be required to return a portion of the shares received or, at the Company’s option, make an additional cash payment.

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

Cash Flow Hedges

During 2013, the Company entered into an aggregate $250 million notional amount of interest rate swaps that exchange a variable rate of interest (LIBOR) for an average fixed rate of interest of approximately 1.6% over the term of the agreements, which mature on December 31, 2017. These swaps are forward-starting and are effective commencing December 31, 2015. The Company has designated these swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest (LIBOR) payments.

At March 31, 2013, the Company had $1.2 billion notional amount outstanding in swap agreements, which include $500 million and $250 million notional amount of forward-starting swaps that will become effective commencing December 31, 2013 and 2015, respectively, that exchange variable rates of interest (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through December 2017. At March 31, 2013, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swaps, was approximately 1.6%. The effective portion of the after-tax fair value gains or losses on these swaps is included as a component of AOCI.

Forward Foreign Currency Contracts

The Company uses foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through January 2015. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At March 31, 2013, the Company had approximately $449 million notional amount of foreign currency contracts outstanding that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, which include forward foreign currency contracts and foreign currency options, to mitigate the foreign currency exposure of certain other foreign currency transactions. At March 31, 2013, the Company had outstanding approximately $212 million notional amount of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through August 2014. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty, and in certain instances, allow the Company to benefit should the cost of the commodity fall below certain dollar thresholds. At March 31, 2013, the Company had outstanding approximately $2 million notional amount of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through March 2014. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

The following table presents the fair value of derivative financial instruments as of March 31, 2013:

March 31, 2013
(in millions)	Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(11.7)
Foreign currency contracts	12.6

Subtotal	0.9

Derivatives not designated as effective hedges:
Foreign currency contracts	5.3
Commodity contracts	—

Subtotal	5.3

Total	$6.2

Net Investment Hedge

The Company designated its Euro-denominated 7 1/2% senior subordinated notes due 2020, with an aggregate principal balance of €150 million (the “Hedging Instrument”), as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-denominated subsidiaries. Foreign currency gains and losses on the Hedging Instrument are included as a component of AOCI. At March 31, 2013, $1.7 million of deferred losses have been recorded in AOCI.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Other than as discussed above, there have been no material changes from the information previously reported under Part II, Item 7A. in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company during the three months ended March 31, 2013, of equity securities of the Company:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased As Part of a Publicly Announced Repurchase Program (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Repurchase Program (1)
January 1 – January 31	427,568	(2)	$37.60		—	$130,659,000
February 1 – February 28	5,507,508		40.75	(1)	5,507,508	$275,000,000
March 1 – March 31	—		—		—	$275,000,000

Total	5,935,076

(1)	In February 2013, the Company’s Board of Directors (the “Board”) authorized an increase in the then available amount under the Company’s existing stock repurchase program (the “Stock Repurchase Program”) to allow for the repurchase of up to $500 million in aggregate of the Company’s common stock.

On February 28, 2013, in conjunction with the increase and pursuant to the Stock Repurchase Program, the Company has agreed to repurchase $250 million in value of its common stock pursuant to the terms of accelerated stock repurchase agreements (collectively the “ASR Agreement”). Pursuant to the ASR Agreement, the Company paid $250 million and as of March 31, 2013, approximately 5.5 million shares have been delivered under the ASR Agreement. As of March 31, 2013, the shares delivered were valued at $225 million (approximately $40.75 per share delivered) and are included in treasury stock.

(2)	Represents shares tendered for the satisfaction of employee withholding taxes in connection with the vesting of certain share-based awards.

On March 18, 2013, the Company consummated a 3-for-2 stock split in the form of a stock dividend of one additional share of common stock for every two shares of common stock. The Company retained the current par value of $0.01 per share for all common shares. All references to the number of shares outstanding, issued shares, per share amounts and restricted stock and stock option data of the Company’s common shares have been restated to reflect the effect of the stock split for all periods presented in this Quarterly Report.

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 15, 2005, and incorporated herein by reference).

3.4	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 17, 2011, and incorporated herein by reference).

3.5	Second Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 17, 2011, and incorporated herein by reference).

4.1	Fourth Supplemental Indenture, dated as of March 28, 2013, among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on April 3, 2013, and incorporated herein by reference).

†10.1	Restricted Stock Agreement, dated January 2, 2013, between the Company and Martin E. Franklin (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 4, 2013, and incorporated herein by reference).

†10.2	Restricted Stock Agreement, dated January 2, 2013, between the Company and Ian G.H. Ashken (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 4, 2013, and incorporated herein by reference).

†10.3	Restricted Stock Agreement, dated January 2, 2013, between the Company and James E. Lillie (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on January 4, 2013, and incorporated herein by reference).

10.4	Amendment No. 2 to Credit Agreement, dated as of March 22, 2013 among Jarden Corporation, as the US Borrower, Jarden Lux Holdings S.à r.l., Jarden Lux S.à r.l. and Jarden Lux Finco S.à r.l., collectively as the Luxembourg Borrower, Barclays Bank PLC, as administrative agent and collateral agent, and each lender and/or L/C issuer identified on the signature pages thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2013, and incorporated herein by reference).

10.5	Consent, Agreement and Affirmation of Guaranty and Pledge and Security Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 28, 2013, and incorporated herein by reference).

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) and Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
†	This Exhibit represents a management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2013

JARDEN CORPORATION
(Registrant)

By:	/s/ James L. Cunningham III
Name:	James L. Cunningham III
Title:	Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) and Notes to Condensed Consolidated Financial Statements.

*	Filed herewith