Form 10-Q
period 2013-06-30
JARDEN CORP
filed 2013-08-01
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2013
Common Stock, par value $0.01 per share	112,623,000 shares

JARDEN CORPORATION

Quarterly Report on Form 10-Q

For the three and six months ended June 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net sales	$1,758.8	$1,675.6	$3,339.5	$3,171.0
Cost of sales	1,245.3	1,179.2	2,382.5	2,255.0

Gross profit	513.5	496.4	957.0	916.0
Selling, general and administrative	332.9	320.1	719.5	638.1
Reorganization costs, net	1.4	—	1.4	—

Operating earnings	179.2	176.3	236.1	277.9
Interest expense, net	46.2	45.0	95.8	89.7
Loss on early extinguishment of debt	8.8	—	25.9	—

Income before taxes	124.2	131.3	114.4	188.2
Income tax provision	47.8	48.1	42.4	69.9

Net income	$76.4	$83.2	$72.0	$118.3

Earnings per share:
Basic	$0.71	$0.72	$0.66	$0.98
Diluted	$0.71	$0.72	$0.65	$0.97
Weighted average shares outstanding:
Basic	107.6	114.8	109.3	121.0
Diluted	108.4	115.3	110.1	121.8

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Comprehensive income (loss):
Net income	$76.4	$83.2	$72.0	$118.3
Other comprehensive income (loss), before tax:
Cumulative translation adjustment	(29.0)	(40.4)	(49.2)	(16.1)
Derivative financial instruments	7.8	(3.6)	16.3	(3.0)
Accrued benefit cost	1.8	1.5	3.7	3.3
Unrealized gain (loss) on investment	—	(1.5)	0.2	—

Total other comprehensive income (loss), before tax	(19.4)	(44.0)	(29.0)	(15.8)
Income tax (provision) benefit related to other comprehensive income (loss)	(3.4)	1.4	(6.9)	(0.4)

Comprehensive income	$53.6	$40.6	$36.1	$102.1

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share amounts)

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$788.3	$1,034.1
Accounts receivable, net of allowances of $71.9 and $79.7 at June 30, 2013 and December 31, 2012, respectively	1,180.3	1,137.7
Inventories	1,523.4	1,310.3
Deferred taxes on income	186.5	174.5
Prepaid expenses and other current assets	170.0	153.8

Total current assets	3,848.5	3,810.4

Property, plant and equipment, net	677.2	678.6
Goodwill	1,820.1	1,824.0
Intangibles, net	1,240.2	1,256.7
Other assets	151.1	140.9

Total assets	$7,737.1	$7,710.6

Liabilities
Short-term debt and current portion of long-term debt	$525.4	$504.7
Accounts payable	677.8	615.4
Accrued salaries, wages and employee benefits	161.7	187.6
Other current liabilities	406.4	421.0

Total current liabilities	1,771.3	1,728.7

Long-term debt	3,401.9	3,293.4
Deferred taxes on income	593.7	566.8
Other non-current liabilities	357.7	362.1

Total liabilities	6,124.6	5,951.0

Commitments and contingencies (see Note 9)	—	—
Stockholders’ equity:
Preferred stock ($0.01 par value, 5.0 shares authorized, no shares issued at June 30, 2013 and December 31, 2012)	—	—
Common stock ($0.01 par value, 300 shares authorized, 139.0 shares issued at June 30, 2013 and December 31, 2012, respectively)	1.4	1.4
Additional paid-in capital	1,565.4	1,535.7
Retained earnings	910.4	838.3
Accumulated other comprehensive income (loss)	(89.3)	(53.4)
Less: Treasury stock (26.4 and 21.7 shares, at cost, at June 30, 2013 and December 31, 2012, respectively)	(775.4)	(562.4)

Total stockholders’ equity	1,612.5	1,759.6

Total liabilities and stockholders’ equity	$7,737.1	$7,710.6

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$72.0	$118.3
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	76.2	71.2
Venezuela devaluation-related charges	27.4	—
Stock-based compensation	44.5	24.6
Excess tax benefits from stock-based compensation	(3.4)	(22.4)
Other non-cash items	11.4	7.3
Changes in operating assets and liabilities:
Accounts receivable	(67.9)	(42.1)
Inventory	(235.3)	(190.3)
Accounts payable	71.5	100.3
Other assets and liabilities	(37.8)	(63.7)

Net cash provided by (used in) operating activities	(41.4)	3.2

Cash flows from financing activities:
Net change in short-term debt	0.5	78.9
Proceeds from issuance of long-term debt	520.9	300.5
Payments on long-term debt	(347.9)	(132.6)
Issuance (repurchase) of common stock, net	(263.4)	(433.0)
Excess tax benefits from stock-based compensation	3.4	22.4
Debt issuance costs	(11.6)	(3.4)
Other	(4.4)	(7.5)

Net cash used in financing activities	(102.5)	(174.7)

Cash flows from investing activities:
Additions to property, plant and equipment	(73.5)	(50.1)
Other	(0.2)	6.3

Net cash used in investing activities	(73.7)	(43.8)

Effect of exchange rate changes on cash and cash equivalents	(28.2)	(2.8)

Net decrease in cash and cash equivalents	(245.8)	(218.1)
Cash and cash equivalents at beginning of period	1,034.1	808.3

Cash and cash equivalents at end of period	$788.3	$590.2

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

Supplemental Information

Stock-based compensation costs, which are included in selling, general and administrative expenses (“SG&A”), were $7.3 and $5.5 for the three months ended June 30, 2013 and 2012, respectively, and $44.5 and $24.6 for the six months ended June 30, 2013 and 2012, respectively. The condensed consolidated statement of cash flows for the six months ended June 30, 2012 was revised to present the tax benefit generated by certain stock-based compensation as a decrease to net cash flows provided by operating activities and an offsetting decrease to net cash used in financing activities of $16.6. This revision had no impact on cash flows from investing activities or net change in cash and cash equivalents in the condensed consolidated statements of cash flows, nor did it impact the condensed consolidated balance sheets or condensed consolidated statements of operations. Interest expense is net of interest income of $1.4 for the three months ended June 30, 2013 and 2012, respectively, and $2.9 and $3.1, for the six months ended June 30, 2013 and 2012, respectively.

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

On February 8, 2013, the Venezuelan government announced its intention to further devalue its currency (Bolivar) relative to the U.S. dollar. As a result of the devaluation, the official exchange rate changed to 6.30 Bolivars per U.S. dollar for imported goods. As such, beginning in February 2013, the financial statements of the Company’s subsidiaries operating in Venezuela will be remeasured at and will be reflected in the Company’s consolidated financial statements at the new official exchange rate. During the six months ended June 30, 2013, the Company recorded $29.0 devaluation-related charges related to its Venezuela operations, which are almost entirely comprised of a non-cash charge related to the write-down of monetary assets due to the change in the official exchange rate. These charges are included in SG&A.

New Accounting Guidance

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU-2013-11”). ASU No. 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal years and interim periods within those years, beginning after December 15, 2013. The Company does not expect the provisions of ASU 2013-11 to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). The objective of ASU 2013-05 is to resolve the diversity in practice as it relates to the release of the cumulative translation adjustment into net income upon derecognition of a subsidiary or group of assets within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. Accordingly, the provisions of ASU 2013-05 will be applied prospectively to derecognition events occurring after the effective date.

In February 2013, the FASB issued ASU No. 2013-04, “Obligations Resulting From Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date” (“ASU-2013-04”). ASU No. 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation, as well as other information about those obligations. ASU 2013-04 is effective for fiscal years and interim periods within those years, beginning after December 15, 2013. The Company does not expect the provisions of ASU 2013-04 to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

Adoption of New Accounting Guidance

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires new disclosures related to amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component, as well as disclosures related to reclassifications from AOCI to net income. These disclosures may be presented on the face of the consolidated financial statements or in the notes thereto. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 had no effect on the consolidated financial position, results of operations or cash flows of the Company.

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

2. Inventories

Inventories are comprised of the following at June 30, 2013 and December 31, 2012:

(in millions)	June 30, 2013	December 31, 2012
Raw materials and supplies	$262.6	$222.4
Work-in-process	86.5	83.3
Finished goods	1,174.3	1,004.6

Total inventories	$1,523.4	$1,310.3

3. Property, Plant and Equipment

Property, plant and equipment, net, consist of the following at June 30, 2013 and December 31, 2012:

(in millions)	June 30, 2013	December 31, 2012
Land	$56.0	$55.6
Buildings	367.1	354.1
Machinery and equipment	1,180.8	1,137.2

	1,603.9	1,546.9
Less: Accumulated depreciation	(926.7)	(868.3)

Total property, plant and equipment, net	$677.2	$678.6

Depreciation of property, plant and equipment was $33.4 and $31.3 for the three months ended June 30, 2013 and 2012, respectively, and $66.0 and $62.6 for the six months ended June 30, 2013 and 2012, respectively.

4. Goodwill and Intangibles

Goodwill activity for the six months ended June 30, 2013 is as follows:

	Net Book		Foreign	June 30, 2013
(in millions)	Value at December 31, 2012	Additions	Exchange and Other Adjustments	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Goodwill
Outdoor Solutions	$723.1	$—	$(2.9)	$738.7	$(18.5)	$720.2
Consumer Solutions	527.1	—	(3.0)	524.1	—	524.1
Branded Consumables	552.1	3.4	(1.4)	777.3	(223.2)	554.1
Process Solutions	21.7	—	—	21.7	—	21.7

	$1,824.0	$3.4	$(7.3)	$2,061.8	$(241.7)	$1,820.1

Intangibles activity for the six months ended June 30, 2013 is as follows:

(in millions)	Gross Carrying Amount at December 31, 2012	Additions	Accumulated Amortization and Foreign Exchange	Net Book Value at June 30, 2013	Amortization Periods (years)
Intangibles, net
Patents	$9.3	$—	$(3.3)	$6.0	12-30
Manufacturing process and expertise	44.2	—	(40.3)	3.9	3-7
Brand names	18.3	—	(7.1)	11.2	4-20
Customer relationships and distributor channels	307.8	—	(63.4)	244.4	10-35
Trademarks and tradenames	980.9	—	(6.2)	974.7	indefinite

	$1,360.5	$—	$(120.3)	$1,240.2

Amortization of intangibles was $5.1 and $4.0 for the three months ended June 30, 2013 and 2012, respectively, and $10.2 and $8.6 for the six months ended June 30, 2013 and 2012, respectively.

5. Warranty Reserve

The warranty reserve activity for the six months ended June 30, 2013 is as follows:

(in millions)	2013
Warranty reserve at January 1,	$97.1
Provision for warranties issued	70.4
Warranty claims paid	(74.9)
Acquisitions and other adjustments	(1.2)

Warranty reserve at June 30,	$91.4

6. Debt

Debt is comprised of the following at June 30, 2013 and December 31, 2012:

(in millions)	June 30, 2013	December 31, 2012
Senior Secured Credit Facility Term Loans	$1,438.4	$1,235.5
8% Senior Notes due 2016	—	295.7
6 1/8% Senior Notes due 2022 (a)	300.0	300.0
7 1/2% Senior Subordinated Notes due 2017 (b)	654.7	655.3
7 1/2% Senior Subordinated Notes due 2020 (b)	467.1	468.4
1 7/8% Senior Subordinated Convertible Notes due 2018 (c)	426.9	420.9
1 1/2% Senior Subordinated Convertible Notes due 2019 (c)	214.9	—
Securitization Facility	381.9	383.8
Revolving Credit Facility	—	—
Non-U.S. borrowings	37.5	31.8
Other debt	5.9	6.7

Total debt	3,927.3	3,798.1

Less: current portion	(525.4)	(504.7)

Total long-term debt	$3,401.9	$3,293.4

(a)	The “Senior Notes.”
(b)	Collectively, the “Senior Subordinated Notes.”
(c)	Collectively, the “Senior Subordinated Convertible Notes.”

Senior Subordinated Convertible Notes

In June 2013, the Company completed a private offering for the sale of $265 aggregate principal amount of 1 1/2% senior subordinated convertible notes due 2019 (the “Convertible Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and received net proceeds of approximately $259, after deducting fees and expenses. The proceeds will be used for general corporate purposes. The conversion rate is approximately 17.1 shares of the Company’s common stock (subject to customary adjustments, including in connection with a fundamental change transaction) per $1 thousand principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $58.46 per share. The Convertible Notes are not subject to redemption at the Company’s option prior to the maturity date. If the Company undergoes a fundamental change (as defined in the indenture governing the Convertible Notes) prior to maturity, holders of the Convertible Notes will have the right, at their option, to require the Company to repurchase for cash some or all of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes being repurchased, plus accrued and unpaid interest.

The Convertible Notes will be convertible only under the following circumstances:

•

prior to March 1, 2019, on any date during any calendar quarter beginning after June 30, 2013 (and only during such calendar quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading days ending on the last trading day of the previous calendar quarter;

•

prior to March 1, 2019, if we distribute to all or substantially all holders of our common stock rights, options or warrants entitling them to purchase, for a period of 60 calendar days or less from the declaration date for such distribution, shares of our common stock at a price per share less than the average closing sale price of our common stock for the ten consecutive trading days immediately preceding, but excluding, the declaration date for such distribution;

•

prior to March 1, 2019, if we distribute to all or substantially all holders of our common stock cash, other assets, securities or rights to purchase our securities, which distribution has a per share value exceeding 10% of the closing sale price of our common stock on the trading day immediately preceding the declaration date for such distribution, or if we engage in certain other corporate transactions;

•

prior to March 1, 2019, during the five consecutive business-day period following any ten consecutive trading-day period in which the trading price per $1 thousand principal amount of Notes for each trading day during such ten trading-day period was less than 98% of the closing sale price of our common stock for each trading day during such ten trading-day period multiplied by the then current conversion rate; or

•	on or after March 1, 2019, and on or prior to the close of business on the second scheduled trading day immediately preceding the maturity date, without regard to the foregoing conditions.

Upon conversion, holders will receive, at the Company’s discretion, cash, shares of the Company’s common stock or a combination thereof. It is the Company’s intent to settle the principal amount and accrued interest on the Convertible Notes with cash. At the date of issuance, the estimated fair value of the liability and equity components of the Convertible Notes was approximately $214 and $51, respectively, resulting in an effective annual interest rate, considering debt issuance costs, of approximately 5.6%. The amount allocated to the equity component is recorded as a discount to the original aggregate principal amount of the Convertible Notes.

Senior Notes

On March 14, 2013, the Company commenced a cash tender offer (the “Tender Offer”) to purchase any and all of the outstanding principal amount of its 8% Senior Notes due 2016 (the “Notes”). In March 2013, pursuant to the Tender Offer, the Company repurchased approximately $168 aggregate principal amount of the Notes for total consideration, excluding accrued interest, of $176. The remaining $132 aggregate principal amount of the Notes was repurchased on May 1, 2013 for total consideration, excluding accrued interest, of $137 (the “Redemption”).

Senior Secured Credit Facility

In March 2013, the Company entered into an amendment to its senior secured credit facility (the “Facility”), which resulted in, among other things, lowering the spread on the Term A and Term B facilities and the Company borrowing an additional $250 under the existing senior secured term loan A portion of the Facility that matures in March 2016 and bears interest at LIBOR plus a spread of 200 basis points. Additionally, following the amendment, the existing senior secured term loan B portion of the Facility, which matures in March 2018, bears interest at LIBOR plus a spread of 250 basis points. The proceeds were used to fund the Tender Offer and the Redemption.

Other

During the three and six months ended June 30, 2013, the Company recorded a loss on the extinguishment of debt of $8.8 and $25.9, respectively, related to the Tender Offer, the Redemption and the Facility amendment. This loss is primarily comprised of the tender and redemption premiums, the write-off of deferred debt issuance costs and debt discounts and other transaction costs.

At June 30, 2013 and December 31, 2012, the carrying value of total debt approximates fair market value. The fair market value (Level 1 measurement) of the Senior Notes and the Senior Subordinated Notes are based upon quoted market prices. The fair market value (Level 2 measurement) for all other debt instruments is estimated using interest rates currently available to the Company for debt with similar terms and maturities.

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

At June 30, 2013, the Company had $1.2 billion notional amount outstanding in swap agreements, which include $500 and $250 notional amount of forward-starting swaps that become effective commencing December 31, 2013 and 2015, respectively, that exchange a variable rate of interest (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through December 2017. At June 30, 2013, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swaps, was approximately 1.6%. The effective portion of the after-tax fair value gains or losses on these swaps is included as a component of AOCI.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through February 2015. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At June 30, 2013, the Company had approximately $432 notional amount outstanding of foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, which include forward foreign currency contracts and foreign currency options, to mitigate the foreign currency exposure of certain other foreign currency transactions. At June 30, 2013, the Company had approximately $326 notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through December 2014. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty, and in certain instances, allow the Company to benefit should the cost of the commodity fall below certain dollar thresholds. At June 30, 2013, the Company had approximately $7 notional amount outstanding of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through March 2014. Fair market value gains or losses are included in the results of operations and are classified in cost of sales.

The following table presents the fair value of derivative financial instruments as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Fair Value of Derivatives		Fair Value of Derivatives
(in millions)	Asset (a)	Liability (a)	Asset (a)	Liability (a)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$3.6	$8.2	$—	$12.4
Foreign currency contracts	14.6	1.6	9.0	4.2

Subtotal	18.2	9.8	9.0	16.6

Derivatives not designated as effective hedges:
Foreign currency contracts	6.8	3.1	1.2	2.0
Commodity contracts	0.5	0.2	0.1	0.2

Subtotal	7.3	3.3	1.3	2.2

Total	$25.5	$13.1	$10.3	$18.8

(a)	Consolidated balance sheet location:

Asset: Other current and non-current assets

Liability: Other current and non-current liabilities

The following table presents gain and loss activity (on a pretax basis) for the three and six months ended June 30, 2013 and 2012 related to derivative financial instruments designated as effective hedges:

	Three months ended June 30, 2013			Three months ended June 30, 2012
	Gain/(Loss)			Gain/(Loss)
(in millions)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$7.0	$—	$—	$(2.3)	$—	$—
Foreign currency contracts	7.0	6.2	(3.2)	1.0	2.3	(0.1)

Total	$14.0	$6.2	$(3.2)	$(1.3)	$2.3	$(0.1)

Location of gain/(loss) in the consolidated results of operations:
Sales		$(2.1)	$—		$0.3	$—
Cost of sales		8.3	—		2.0	—
SG&A		—	(3.2)		—	(0.1)
Interest expense		—	—		—	—

Total		$6.2	$(3.2)		$2.3	$(0.1)

	Six months ended June 30, 2013			Six months ended June 30, 2012
	Gain/(Loss)			Gain/(Loss)
(in millions)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$7.7	$—	$—	$(2.8)	$—	$—
Foreign currency contracts	20.9	12.3	(4.1)	2.3	2.5	(0.8)

Total	$28.6	$12.3	$(4.1)	$(0.5)	$2.5	$(0.8)

Location of gain/(loss) in the consolidated results of operations:
Sales		$(2.3)	$—		$—	$—
Cost of sales		14.6	—		2.5	—
SG&A		—	(4.1)		—	(0.8)
Interest expense		—	—		—	—

Total		$12.3	$(4.1)		$2.5	$(0.8)

(a)	Represents effective portion recognized in Other Comprehensive Income (Loss) (“OCI”).
(b)	Represents portion excluded from effectiveness testing.

At June 30, 2013, deferred net gains of approximately $16 within AOCI are expected to be reclassified to earnings over the next twelve months.

The following table presents gain and loss activity (on a pretax basis) for the three and six months ended June 30, 2013 and 2012 related to derivative financial instruments not designated as effective hedges:

	Gain/(Loss) Recognized in Income
	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Derivatives not designated as effective hedges:
Cash flow hedges:
Foreign currency contracts	$(0.8)	$(1.3)	$5.6	$(3.2)
Commodity contracts	0.3	(1.4)	0.4	(0.9)

Total	$(0.5)	$(2.7)	$6.0	$(4.1)

Net Investment Hedge

The Company has designated €107 of the principal balance of its Euro-denominated 7 1/2% senior subordinated notes due 2020, with an aggregate principal balance of €150, as a net investment hedge (the “Hedging Instrument”) of the foreign currency exposure of its net investment in certain Euro-denominated subsidiaries. Foreign currency gains and losses on the Hedging Instrument are included as a component of AOCI. At June 30, 2013, $3.7 of deferred losses have been recorded in AOCI.

8. Fair Value Measurements

The following table summarizes assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
	Fair Value Asset (Liability)			Fair Value Asset (Liability)
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Derivatives:
Assets	$—	$25.5	$25.5	$—	$10.3	$10.3
Liabilities	—	(13.1)	(13.1)	—	(18.8)	(18.8)
Available-for-sale securities	—	20.2	20.2	—	20.0	20.0

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

Due to the uncertainties described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of June 30, 2013.

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

On February 28, 2013, in conjunction with such increase and pursuant to the Stock Repurchase Program, the Company entered into accelerated stock repurchase agreements (collectively, the “ASR Agreement”) to repurchase an aggregate of $250 of its common stock. Pursuant to the ASR Agreement, the Company paid $250 and as of June 30, 2013, approximately 5.5 million shares valued at $225 have been delivered under the ASR Agreement and are included in treasury stock. The remaining balance of $25 was recorded as a reduction of APIC as of June 30, 2013. The specific number of shares that will ultimately be repurchased under the ASR Agreement will be based generally on the average of the daily volume weighted average prices of the Company’s common stock over a defined period, which is expected to be no later than the end of the third quarter of 2013. As additional shares are delivered, an amount equal to the estimated value of those shares will be transferred from APIC to treasury stock. Under certain circumstances, the Company may be required to return a portion of the shares received or, at the Company’s option, make an additional cash payment. At June 30, 2013, the effect of the settlement provisions of the ASR Agreement would have been antidilutive and therefore is excluded from the computation of diluted earnings per share.

11. Earnings Per Share

The computations of the weighted average shares outstanding for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Weighted average shares outstanding:
Basic	107.6	114.8	109.3	121.0
Dilutive share-based awards	0.8	0.5	0.8	0.8

Diluted	108.4	115.3	110.1	121.8

Because it is the Company’s intention to redeem the principal amount of the Senior Subordinated Convertible Notes in cash, the treasury stock method is used for determining potential dilution in the diluted earnings per share computation. For the three months ended June 30, 2013, the Senior Subordinated Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be antidilutive, as the respective initial conversion prices of the Senior Subordinated Convertible Notes exceeded the average market price of the Company’s common stock during the three months ended June 30, 2013. As of June 30, 2013, there were 4.1 million restricted share awards with performance-based vesting targets that were not met and as such, have been excluded from the computation of diluted earnings per share.

12. Employee Benefit Plans

The components of pension and postretirement benefit expense for the three and six months ended June 30, 2013 and 2012 are as follows:

	Pension Benefits
	Three months ended June 30,
	2013			2012
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$—	$0.6	$0.6	$0.1	$0.4	$0.5
Interest cost	3.3	0.6	3.9	3.6	0.7	4.3
Expected return on plan assets	(4.2)	(0.3)	(4.5)	(4.0)	(0.4)	(4.4)
Amortization, net	1.8	0.1	1.9	1.7	0.1	1.8

Net periodic expense	$0.9	$1.0	$1.9	$1.4	$0.8	$2.2

	Six months ended June 30,
	2013			2012
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$—	$1.1	$1.1	$0.1	$0.9	$1.0
Interest cost	6.6	1.2	7.8	7.3	1.3	8.6
Expected return on plan assets	(8.4)	(0.6)	(9.0)	(8.1)	(0.7)	(8.8)
Amortization, net	3.7	0.2	3.9	3.5	0.1	3.6

Net periodic expense	$1.9	$1.9	$3.8	$2.8	$1.6	$4.4

	Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Service cost	$—	$—	$—	$—
Interest cost	0.1	0.1	0.2	0.2
Amortization, net	(0.1)	(0.2)	(0.2)	(0.3)

Net periodic expense	$—	$(0.1)	$—	$(0.1)

13. Reorganization Costs

Details and the activity related to accrued reorganization costs as of and for the six months ended June 30, 2013 are as follows:

(in millions)	Accrual Balance at December 31, 2012	Reorganization Costs, net	Payments	Foreign Currency and Other	Accrual Balance at June 30, 2013
Severance and other employee-related	$12.9	$1.2	$(3.8)	$—	$10.3
Other costs	12.8	0.2	(1.7)	—	11.3

Total	$25.7	$1.4	$(5.5)	$—	$21.6

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

Segment information as of and for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three months ended June 30, 2013
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$741.1	$442.5	$488.3	$107.2	$(20.3)	$1,758.8	$—	$1,758.8

Segment earnings (loss)	88.8	61.7	77.9	16.7	—	245.1	(26.0)	219.1
Adjustments to reconcile to reported operating earnings (loss):
Reorganization costs, net	—	(1.4)	—	—	—	(1.4)	—	(1.4)
Depreciation and amortization	(13.9)	(7.7)	(13.1)	(2.8)	—	(37.5)	(1.0)	(38.5)

Operating earnings (loss)	$74.9	$52.6	$64.8	$13.9	$—	$206.2	$(27.0)	$179.2

Other segment data:
Total assets	$3,005.2	$1,940.3	$1,970.8	$199.6	$—	$7,115.9	$621.2	$7,737.1

	Three months ended June 30, 2012
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$747.3	$403.0	$439.1	$103.3	$(17.1)	$1,675.6	$—	$1,675.6

Segment earnings (loss)	95.7	53.4	68.6	14.4	—	232.1	(20.5)	211.6
Adjustments to reconcile to reported operating earnings (loss):
Depreciation and amortization	(10.4)	(8.6)	(11.6)	(3.7)	—	(34.3)	(1.0)	(35.3)

Operating earnings (loss)	$85.3	$44.8	$57.0	$10.7	$—	$197.8	$(21.5)	$176.3

	Six months ended June 30, 2013
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$1,436.0	$805.8	$932.0	$204.8	$(39.1)	$3,339.5	$—	$3,339.5

Segment earnings (loss)	160.0	106.8	134.0	31.6	—	432.4	(84.7)	347.7
Adjustments to reconcile to reported operating earnings (loss):
Fair market value adjustment to inventory	(1.5)	—	(3.5)	—	—	(5.0)	—	(5.0)
Reorganization costs, net	—	(1.4)	—	—	—	(1.4)	—	(1.4)
Venezuela devaluation-related charges	—	—	—	—	—	—	(29.0)	(29.0)
Depreciation and amortization	(27.4)	(15.3)	(25.9)	(5.6)	—	(74.2)	(2.0)	(76.2)

Operating earnings (loss)	$131.1	$90.1	$104.6	$26.0	$—	$351.8	$(115.7)	$236.1

	Six months ended June 30, 2012
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$1,417.4	$750.9	$841.7	$195.1	$(34.1)	$3,171.0	$—	$3,171.0

Segment earnings (loss)	167.3	97.0	120.7	26.4	—	411.4	(62.3)	349.1
Adjustments to reconcile to reported operating earnings (loss):
Depreciation and amortization	(24.2)	(15.7)	(23.0)	(6.7)	—	(69.6)	(1.6)	(71.2)

Operating earnings (loss)	$143.1	$81.3	$97.7	$19.7	$—	$341.8	$(63.9)	$277.9

15. Accumulated Other Comprehensive Income (Loss)

AOCI activity for the six months ended June 30, 2013 is as follows:

(in millions)	Cumulative Translation Adjustment	Derivative Financial Instruments	Accrued Benefit Cost	Unrealized Gain On Investment	AOCI
AOCI at December 31, 2012	$17.7	$(1.3)	$(70.1)	$0.3	$(53.4)
AOCI activity, net of tax:
OCI excluding reclassifications	(49.2)	19.1	—	0.1	(30.0)
Reclassifications to earnings	—	(8.2)	2.3	—	(5.9)

OCI, net of tax	(49.2)	10.9	2.3	0.1	(35.9)

AOCI at June 30, 2013	$(31.5)	$9.6	$(67.8)	$0.4	$(89.3)

For the three and six months ended June 30, 2013 and 2012, reclassifications from AOCI to the results of operations for the Company’s pension and postretirement benefit plans were an expense of $1.8 and $1.6, respectively, and $3.7 and $3.3, respectively, and primarily represent the amortization of net actuarial losses (see Note 12). For the three and six months ended June 30, 2013 and 2012, reclassifications from AOCI to the results of operations for the Company’s derivative financial instruments for effective cash flow hedges were income of $6.2 and $2.3, respectively, and $12.3 and $2.5, respectively (see Note 7).

The income tax (provision) benefit allocated to the components of OCI for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Cumulative translation adjustment	$—	$—	$—	$—
Derivative financial instruments	(2.6)	1.5	(5.4)	0.8
Accrued benefit cost	(0.8)	(0.6)	(1.4)	(1.2)
Unrealized gain on investment	—	0.5	(0.1)	—

Income tax (provision) benefit related to OCI	$(3.4)	$1.4	$(6.9)	$(0.4)

16. Condensed Consolidating Financial Data

The Company’s Senior Notes and Senior Subordinated Notes (see Note 6) are fully guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The guarantees of the Guarantor Subsidiaries are subject to release only in certain limited circumstances. The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these notes. Presented below is the condensed consolidating financial data of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis, using the equity method of accounting for subsidiaries as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012. During 2013, certain subsidiaries that were Non-Guarantor Subsidiaries in 2012 became Guarantor Subsidiaries. For comparative purposes, the condensed consolidating financial data as of December 31, 2012 and for the three and six months ended June 30, 2012 has been retrospectively adjusted to reflect the aforementioned activity.

Condensed Consolidating Results of Operations

	Three months ended June 30, 2013
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,187.9	$760.2	$(189.3)	$1,758.8
Cost of sales	—	897.6	537.0	(189.3)	1,245.3

Gross profit	—	290.3	223.2	—	513.5
Selling, general and administrative expenses	20.7	150.8	161.4	—	332.9
Reorganization costs, net	—	0.7	0.7	—	1.4

Operating earnings	(20.7)	138.8	61.1	—	179.2
Interest expense, net	42.9	0.2	3.1	—	46.2
Loss on early extinguishment of debt	8.8	—	—	—	8.8

Income (loss) before taxes and equity earnings of subsidiaries	(72.4)	138.6	58.0	—	124.2
Income tax provision (benefit)	(27.2)	55.0	20.0	—	47.8
Equity earnings of subsidiaries	121.6	28.1	—	(149.7)	—

Net income (loss)	76.4	111.7	38.0	(149.7)	76.4
Other comprehensive income (loss), net of tax	(22.8)	(23.1)	(27.1)	50.2	(22.8)

Comprehensive income (loss)	$53.6	$88.6	$10.9	$(99.5)	$53.6

	Three months ended June 30, 2012
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,166.2	$695.3	$(185.9)	$1,675.6
Cost of sales	—	874.4	490.7	(185.9)	1,179.2

Gross profit	—	291.8	204.6	—	496.4
Selling, general and administrative expenses	18.8	173.1	128.2	—	320.1

Operating earnings	(18.8)	118.7	76.4	—	176.3
Interest expense, net	44.4	0.2	0.4	—	45.0

Income (loss) before taxes and equity earnings of subsidiaries	(63.2)	118.5	76.0	—	131.3
Income tax provision	34.5	0.4	13.2	—	48.1
Equity earnings of subsidiaries	180.9	56.8	—	(237.7)	—

Net income (loss)	83.2	174.9	62.8	(237.7)	83.2
Other comprehensive income (loss), net of tax	(42.6)	(40.5)	(51.7)	92.2	(42.6)

Comprehensive income (loss)	$40.6	$134.4	$11.1	$(145.5)	$40.6

	Six months ended June 30, 2013
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,223.4	$1,456.5	$(340.4)	$3,339.5
Cost of sales	—	1,682.9	1,040.0	(340.4)	2,382.5

Gross profit	—	540.5	416.5	—	957.0
Selling, general and administrative expenses	78.4	314.3	326.8	—	719.5
Reorganization costs, net	—	0.7	0.7	—	1.4

Operating earnings	(78.4)	225.5	89.0	—	236.1
Interest expense, net	89.6	0.5	5.7	—	95.8
Loss on early extinguishment of debt	25.9	—	—	—	25.9

Income (loss) before taxes and equity earnings of subsidiaries	(193.9)	225.0	83.3	—	114.4
Income tax provision (benefit)	(72.6)	76.3	38.7	—	42.4
Equity earnings of subsidiaries	193.3	31.9	—	(225.2)	—

Net income (loss)	72.0	180.6	44.6	(225.2)	72.0
Other comprehensive income (loss), net of tax	(35.9)	(36.6)	(45.4)	82.0	(35.9)

Comprehensive income (loss)	$36.1	$144.0	$(0.8)	$(143.2)	$36.1

	Six months ended June 30, 2012
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,143.3	$1,365.0	$(337.3)	$3,171.0
Cost of sales	—	1,617.0	975.3	(337.3)	2,255.0

Gross profit	—	526.3	389.7	—	916.0
Selling, general and administrative expenses	60.7	326.1	251.3	—	638.1

Operating earnings	(60.7)	200.2	138.4	—	277.9
Interest expense, net	88.1	0.6	1.0	—	89.7

Income (loss) before taxes and equity earnings of subsidiaries	(148.8)	199.6	137.4	—	188.2
Income tax provision	44.2	0.7	25.0	—	69.9
Equity earnings of subsidiaries	311.3	101.9	—	(413.2)	—

Net income (loss)	118.3	300.8	112.4	(413.2)	118.3
Other comprehensive income (loss), net of tax	(16.2)	(12.7)	(23.3)	36.0	(16.2)

Comprehensive income (loss)	$102.1	$288.1	$89.1	$(377.2)	$102.1

Condensed Consolidating Balance Sheets

	As of June 30, 2013
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$400.0	$3.3	$385.0	$—	$788.3
Accounts receivable	—	6.9	1,173.4	—	1.180.3
Inventories	—	887.1	636.3	—	1,523.4
Other current assets	37.3	154.9	164.3	—	356.5

Total current assets	437.3	1,052.2	2,359.0	—	3,848.5

Property, plant and equipment, net	35.8	283.7	357.7	—	677.2
Goodwill	—	1,566.8	253.3	—	1,820.1
Intangibles, net	—	1,047.8	192.4	—	1,240.2
Intercompany receivables	1,386.1	2,156.5	1,686.2	(5,228.8)	—
Investment in subsidiaries	6,048.5	1,878.6	—	(7,927.1)	—
Other non-current assets	78.4	6.1	66.6	—	151.1

Total assets	$7,986.1	$7,991.7	$4,915.2	$(13,155.9)	$7,737.1

Liabilities and stockholders’ equity
Short-term debt and current portion of long-term debt	$119.6	$0.5	$405.3	$—	$525.4
Accounts payable	2.4	408.6	266.8	—	677.8
Other current liabilities	100.0	206.9	261.2	—	568.1

Total current liabilities	222.0	616.0	933.3	—	1,771.3

Long-term debt	3,382.3	4.0	15.6	—	3,401.9
Intercompany payables	2,690.2	476.8	2,061.8	(5,228.8)	—
Other non-current liabilities	79.1	700.0	172.3	—	951.4
Total stockholders’ equity	1,612.5	6,194.9	1,732.2	(7,927.1)	1,612.5

Total liabilities and stockholders’ equity	$7,986.1	$7,991.7	$4,915.2	$(13,155.9)	$7,737.1

	As of December 31, 2012
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$560.2	$5.0	$468.9	$—	$1,034.1
Accounts receivable	—	17.8	1,119.9	—	1,137.7
Inventories	—	760.3	550.0	—	1,310.3
Other current assets	16.5	143.4	168.4	—	328.3

Total current assets	576.7	926.5	2,307.2	—	3,810.4

Property, plant and equipment, net	34.1	296.8	347.7	—	678.6
Goodwill	—	1,564.7	259.3	—	1,824.0
Intangibles, net	—	1,055.5	201.2	—	1,256.7
Intercompany receivables	2,961.3	3,939.6	3,629.4	(10,530.3)	—
Investment in subsidiaries	5,895.6	1,844.2	—	(7,739.8)	—
Other non-current assets	73.4	4.7	62.8	—	140.9

Total assets	$9,541.1	$9,632.0	$6,807.6	$(18,270.1)	$7,710.6

Liabilities and stockholders’ equity
Short-term debt and current portion of long-term debt	$100.1	$0.5	$404.1	$—	$504.7
Accounts payable	5.3	354.6	255.5	—	615.4
Other current liabilities	83.7	259.0	265.9	—	608.6

Total current liabilities	189.1	614.1	925.5	—	1,728.7

Long-term debt	3,275.7	4.2	13.5	—	3,293.4
Intercompany payables	4,251.9	2,336.5	3,941.9	(10,530.3)	—
Other non-current liabilities	64.8	697.8	166.3	—	928.9
Total stockholders’ equity	1,759.6	5,979.4	1,760.4	(7,739.8)	1,759.6

Total liabilities and stockholders’ equity	$9,541.1	$9,632.0	$6,807.6	$(18,270.1)	$7,710.6

Condensed Consolidating Statements of Cash Flows

	Six months ended June 30, 2013
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities, net	$(73.1)	$66.2	$(33.8)	$(0.7)	$(41.4)
Financing activities:
Net change in short-term debt	—	—	0.5	—	0.5
(Payments on) proceeds from intercompany transactions	19.6	(20.6)	13.2	(12.2)	—
Proceeds from issuance of long-term debt	515.2	—	5.7	—	520.9
Payments on long-term debt	(347.1)	(0.2)	(0.6)	—	(347.9)
Issuance (repurchase) of common stock, net	(263.4)	—	—	—	(263.4)
Excess tax benefits from stock-based compensation	3.4	—	—	—	3.4
Other	(11.6)	(4.4)	—	—	(16.0)

Net cash provided by (used in) financing activities	(83.9)	(25.2)	18.8	(12.2)	(102.5)

Investing activities:
Additions to property, plant and equipment	(3.6)	(30.9)	(39.0)	—	(73.5)
Intercompany investing activities, net	—	(12.9)	—	12.9	—
Other	0.4	1.1	(1.7)	—	(0.2)

Net cash used in investing activities	(3.2)	(42.7)	(40.7)	12.9	(73.7)

Effect of exchange rate changes on cash	—	—	(28.2)	—	(28.2)

Net decrease in cash and cash equivalents	(160.2)	(1.7)	(83.9)	—	(245.8)
Cash and cash equivalents at beginning of year	560.2	5.0	468.9	—	1,034.1

Cash and cash equivalents at end of year	$400.0	$3.3	$385.0	$—	$788.3

	Six months ended June 30, 2012
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities, net	$(162.0)	$272.1	$(97.3)	$(9.6)	$3.2
Financing activities:
Net change in short-term debt	—	—	78.9	—	78.9
(Payments on) proceeds from intercompany transactions	226.4	(271.8)	35.8	9.6	—
Proceeds from issuance of long-term debt	300.0	0.5	—	—	300.5
Payments on long-term debt	(128.8)	(0.2)	(3.6)	—	(132.6)
Issuance (repurchase) of common stock, net	(433.0)	—	—	—	(433.0)
Excess tax benefits from stock-based compensation	22.4	—	—	—	22.4
Other	(10.9)	—	—	—	(10.9)

Net cash provided by (used in) financing activities	(23.9)	(271.5)	111.1	9.6	(174.7)

Investing activities:
Additions to property, plant and equipment	(4.4)	(27.4)	(18.3)	—	(50.1)
Other	2.3	1.3	2.7	—	6.3

Net cash used in investing activities	(2.1)	(26.1)	(15.6)	—	(43.8)

Effect of exchange rate changes on cash	—	—	(2.8)	—	(2.8)

Net decrease in cash and cash equivalents	(188.0)	(25.5)	(4.6)	—	(218.1)
Cash and cash equivalents at beginning of year	335.4	28.4	444.5	—	808.3

Cash and cash equivalents at end of year	$147.4	$2.9	$439.9	$—	$590.2

The amounts reflected as proceeds (payments) from (to) intercompany transactions represent cash flows originating from transactions conducted between Guarantor Subsidiaries, Non-Guarantor Subsidiaries and Parent in the normal course of business operations.

The condensed consolidating statement of cash flows in the condensed consolidating financial data for the six months ended June 30, 2012, was revised to correct the classification of intercompany financing activities. The effect of the revisions, which the Company determined were not material to the related financial statements, on the previously reported amounts are as follows:

	Six months ended June 30, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	Increase/(Decrease)
Condensed Consolidating Statements of Cash Flows
Net cash provided by (used in) operating activities, net	$—	$9.6	$—	$(9.6)	$—
Net cash provided by (used in) financing activities	—	(9.6)	—	9.6	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

On February 28, 2013, in conjunction with such increase and pursuant to the Stock Repurchase Program, the Company entered into accelerated stock repurchase agreements (collectively, the “ASR Agreement”) to repurchase an aggregate of $250 million of its common stock (see “Capital Resources”).

•

On March 14, 2013, the Company commenced a cash tender offer (the “Tender Offer”) to purchase any and all of the outstanding principal amount of its 8% Senior Notes due 2016 (the “Notes”). In March 2013, pursuant to the Tender Offer, the Company repurchased approximately $168 million aggregate principal amount of the Notes for total consideration, excluding accrued interest, of $176 million. The remaining $132 million aggregate principal amount of the Notes was repurchased on May 1, 2013 for total consideration, excluding accrued interest, of $137 million (the “Redemption”).

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

•

In June 2013, the Company completed a private offering for the sale of $265 million aggregate principal amount of 1 1/2% senior subordinated convertible notes due 2019 (the “Convertible Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and received net proceeds of approximately $259 million, after deducting fees and expenses.

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

2013 and 2012 Activity

During the six months ended June 30, 2013, the Company did not complete any acquisitions. During 2012, the Company completed three tuck-in acquisitions that by nature were complementary to the Company’s core businesses and from an accounting standpoint were not significant.

Venezuela Operations

On February 8, 2013, the Venezuelan government announced its intention to further devalue the Bolivar relative to the U.S. dollar. As a result of the devaluation, the official exchange rate changed to 6.30 Bolivars per U.S. dollar for imported goods. As such, beginning in February 2013, the financial statements of the Company’s subsidiaries in Venezuela will be remeasured, and will be reflected in the Company’s consolidated financial statements, at the official exchange rate of 6.30 Bolivars per U.S. dollar. The higher official exchange rate will negatively impact the ongoing revenue and operating profit for our Venezuela operations. During the six months ended June 30, 2013, the Company recorded $29.0 million of devaluation-related charges related to its Venezuela operations, which are almost entirely comprised of a charge related to the write-down of monetary assets due to the change in the official exchange rate. These charges are included in selling, general and administrative expenses (“SG&A”).

Translating the results of operations for the Venezuela subsidiaries in 2012 using the 6.30 Bolivars per U.S. dollar official exchange rate versus the actual official exchange rate in effect during 2012 of 4.30 Bolivars per U.S. dollar, would have reduced the Company’s 2012 consolidated net sales by less than 1%. At June 30, 2013, the Company’s subsidiaries operating in Venezuela have approximately $15 million in cash denominated in U.S. dollars and cash of approximately $53 million held in Bolivars converted at the official exchange rate.

Results of Operations—Comparing 2013 to 2012

	Net Sales		Operating Earnings (Loss)
	Three months ended June 30,		Three months ended June 30,
(in millions)	2013	2012	2013	2012
Outdoor Solutions	$741.1	$747.3	$74.9	$85.3
Consumer Solutions	442.5	403.0	52.6	44.8
Branded Consumables	488.3	439.1	64.8	57.0
Process Solutions	107.2	103.3	13.9	10.7
Corporate	—	—	(27.0)	(21.5)
Intercompany eliminations	(20.3)	(17.1)	—	—

	$1,758.8	$1,675.6	$179.2	$176.3

Note: Changes in net sales on a currency neutral basis that are presented hereafter are provided to enhance visibility of the underlying operations by excluding the impact of foreign currency translation.

Three Months Ended June 30, 2013 versus the Three Months Ended June 30, 2012

Net sales for the three months ended June 30, 2013 increased $83.2 million, or 5.0%, to $1.8 billion versus the same period in the prior year. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 2%. Excluding the impact of acquisitions (approximately 3%), net sales on a currency-neutral basis increased approximately 4%, primarily due to increased sell-through in certain product categories, expanded product offerings and increased demand internationally in certain categories, primarily in Latin America, partially offset by weakness in certain product categories and decreased demand in Europe due to unfavorable economic conditions.

Net sales in the Outdoor Solutions segment decreased $6.2 million, or 0.8%. Net sales on a currency-neutral basis increased approximately 1%, primarily due to increased sales on a currency-neutral basis in the camping and outdoor, team sports and technical apparel businesses, which provided an increase in net sales of approximately 2%, largely related to expanded product offerings, increased point of sale and distribution for certain products, the effect of which was mitigated somewhat by weakness in certain international markets, unfavorable weather conditions and reduced inventory reorders in the mass channel at retail.

Net sales in the Consumer Solutions segment increased $39.5 million, or 9.8%. Excluding the impact of acquisitions (approximately 5%), net sales on a currency-neutral basis increased approximately 8%. The increase is primarily due to increased demand internationally, primarily in Latin America, which contributed to an increase in net sales of approximately 7%, primarily due to increased point of sale, improved product distribution and successful pricing strategies, and an increase in domestic net sales, which contributed to an increase in net sales of approximately 1%, primarily related to an increase in sales in certain personal care and wellness categories. Unfavorable foreign currency translation accounted for a decrease of approximately 3% in net sales.

Net sales in the Branded Consumables segment increased $49.2 million, or 11.2%. Excluding the impact of acquisitions (approximately 6%), net sales on a currency-neutral basis increased approximately 5%, primarily due to increased sales on a currency-neutral basis in the baby care, home care, leisure and entertainment and safety and security businesses, which provided an increase in net sales of approximately 5%, largely related to increased sales in certain product categories including the food preservation category, primarily due to increased point of sale.

Net sales in the Process Solutions segment increased 3.8% on a period-over-period basis, primarily due to increased sales within each of its business units.

Cost of Sales

Cost of sales increased $66.1 million, or 5.6%, to $1.2 billion for three months ended June 30, 2013 versus the same prior year period. The increase is primarily due to the cost of sales impact of higher net sales (approximately $80 million), partially offset by foreign currency translation (approximately $20 million). Cost of sales as a percentage of net sales for the three months ended June 30, 2013 and 2012 was 70.8% and 70.4%, respectively.

Selling, General And Administrative Costs

SG&A increased $12.8 million, or 4.0%, to $333 million for the three months ended June 30, 2013 versus the same prior year period. The change is primarily due to the impact of acquisitions (approximately $12 million).

Operating Earnings

Operating earnings for the three months ended June 30, 2013 in the Outdoor Solutions segment decreased $10.4 million, or 12.2%, versus the same prior year period, primarily due to a decrease in gross profit (approximately $11 million), primarily due to the gross margin impact of lower sales and slightly lower gross margins. Operating earnings for the three months ended June 30, 2013 in the Consumer Solutions segment increased $7.8 million, or 17.4%, versus the same prior year period, primarily due to a gross profit increase (approximately $12 million), driven by the gross margin impact of higher sales, partially offset by an increase in SG&A ($3 million). Operating earnings for the three months ended June 30, 2013 in the Branded Consumables segment increased $7.8 million, or 13.7%, versus the same prior year period, primarily due to an increase in gross profit (approximately $12 million), in part due to the gross margin impact of higher sales, partially offset by an increase in SG&A (approximately $4 million). Operating earnings in the Process Solutions segment for the three months ended June 30, 2013 increased $3.2 million, or 29.9%, versus the same prior year period, primarily due to an increase in gross profit, due to higher sales and improved gross margins.

Interest Expense

Net interest increased $1.2 million to $46.2 million for the three months ended June 30, 2013 versus the same prior year period, primarily due to higher average debt levels, partially offset by a decrease in the weighted average interest rate for 2013 to 4.3% from 5.2% in 2012.

Income Taxes

The Company’s reported tax rate for the three months ended June 30, 2013 and 2012 was 38.5% and 36.6%, respectively. The difference from the statutory tax rate to the reported tax rate for the three months ended June 30, 2013 results principally from an addition to the tax contingency reserve related to a foreign tax audit ($2.5 million). The increase from the statutory tax rate to the reported tax rate for the three months ended June 30, 2012 results principally from U.S. tax expense related to the taxation of foreign income.

Net Income

Net income for the three months ended June 30, 2013 decreased $6.8 million to $76.4 million versus the same prior year period. For the three months ended June 30, 2013 and 2012, earnings per diluted share were $0.71 and $0.72, respectively. The decrease in net income was primarily due to the loss on the extinguishment of debt ($8.8 million) recorded during the three months ended June 30, 2013 related to the Redemption. On a period-over-period basis, the diluted weighted average shares outstanding decreased approximately 6%, primarily due to a reduction in the Company’s common shares outstanding due to the common shares repurchased pursuant to the Stock Repurchase Program.

Six Months Ended June 30, 2013 versus the Six Months Ended June 30, 2012

	Net Sales		Operating Earnings (Loss)
	Six months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Outdoor Solutions	$1,436.0	$1,417.4	$131.1	$143.1
Consumer Solutions	805.8	750.9	90.1	81.3
Branded Consumables	932.0	841.7	104.6	97.7
Process Solutions	204.8	195.1	26.0	19.7
Corporate	—	—	(115.7)	(63.9)
Intercompany eliminations	(39.1)	(34.1)	—	—

	$3,339.5	$3,171.0	$236.1	$277.9

Note: Changes in net sales on a currency neutral basis that are presented hereafter are provided to enhance visibility of the underlying operations by excluding the impact of foreign currency translation.

Net sales for the six months ended June 30, 2013 increased $169 million, or 5.3%, to $3.3 billion versus the same period in the prior year. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 1%. Excluding the impact of acquisitions (approximately 3%), net sales on a currency-neutral basis increased approximately 4%, primarily due to increased sell-through in certain product categories, expanded product offerings and increased demand internationally in certain categories, primarily in Latin America, partially offset by weakness in certain product categories and decreased demand in Europe due to unfavorable economic conditions.

Net sales in the Outdoor Solutions segment increased $18.6 million, or 1.3%. Net sales on a currency-neutral basis increased approximately 3%, primarily due to increased sales on a currency-neutral basis in the camping and outdoor, fishing and technical apparel businesses, which provided an increase in net sales of approximately 3%, largely related to expanded product offerings, increased point of sale and distribution for certain products, the effect of which was mitigated somewhat by decreased demand in Europe due to poor economic conditions, unfavorable weather conditions and reduced inventory reorders in the mass channel at retail.

Net sales in the Consumer Solutions segment increased $54.9 million, or 7.3%. Excluding the impact of acquisitions (approximately 5%), net sales on a currency-neutral basis increased approximately 5.0%. The increase is primarily due to increased demand internationally, primarily in Latin America, which contributed to an increase in net sales of approximately 5%, primarily due to increased point of sale, improved product distribution and successful pricing strategies. Net sales domestically were essentially flat on a period-over period basis, as an increase in sales in certain personal care and wellness categories was offset by a decline in sales in certain small appliance categories. Unfavorable foreign currency translation accounted for a decrease of approximately 3% in net sales.

Net sales in the Branded Consumables segment increased $90.3 million, or 10.7%. Excluding the impact of acquisitions (approximately 6%), net sales on a currency-neutral basis increased approximately 5%, primarily due to increased sales on a currency-neutral basis in the baby care, home care and leisure and entertainment businesses, which provided an increase in net sales of approximately 5%, largely related to increased sales in certain product categories, including the food preservation category, primarily due to increased point of sale; and the firelog category whose sales were negatively affected in 2012 due to unfavorable weather conditions.

Net sales in the Process Solutions segment increased 5.0% on a period-over-period basis, primarily due to increased sales within each of its business units.

Cost of Sales

Cost of sales increased $128 million, or 5.7%, to $2.4 billion for six months ended June 30, 2013 versus the same prior year period. The increase was primarily due to the cost of sales impact of higher net sales (approximately $153 million), partially offset by foreign currency translation (approximately $33 million). Cost of sales as a percentage of net sales for the six months ended June 30, 2013 and 2012 was 71.3% and 71.1%, respectively. Cost of sales for the six months ended June 30, 2013 includes $5.0 million associated with elimination of manufacturer’s profit in inventory charged to cost of sales related to the purchase accounting fair value adjustments to inventory associated with December 2012 acquisitions.

Selling, General And Administrative Costs

SG&A increased $81.4 million, or 12.8%, to $720 million for the six months ended June 30, 2013 versus the same prior year period. The change is primarily due to the Venezuela devaluation-related charges ($29.0 million), an increase in stock-based compensation (approximately $20 million) and the impact of acquisitions (approximately $18 million). Favorable foreign currency translation (approximately $12 million) was essentially offset by other items.

Operating Earnings

Operating earnings for the six months ended June 30, 2013 in the Outdoor Solutions segment decreased $12.0 million, or 8.4%, versus the same prior year period, primarily due to an increase in SG&A (approximately $9 million) and a decrease in gross profit (approximately $3 million), primarily due to slightly lower gross margins, partially offset by the gross margin impact of higher sales. Operating earnings for the six months ended June 30, 2013 in the Consumer Solutions segment increased $8.8 million, or 10.8%, versus the same prior year period, primarily due to a gross profit increase (approximately $20 million), primarily due to the gross margin impact of higher sales and improved gross margins, partially offset by an increase in SG&A ($10 million). Operating earnings for the six months ended June 30, 2013 in the Branded Consumables segment increased $6.9 million, or 7.1%, versus the same prior year period, primarily due to an increase in gross profit (approximately $17 million), in part due to the gross margin impact of higher sales, partially offset by an increase in SG&A (approximately $10 million). Operating earnings in the Process Solutions segment for the six months ended June 30, 2013 increased $6.3 million, or 32.0%, versus the same prior year period, primarily due to an increase in gross profit, due to higher sales and improved gross margins.

Interest Expense

Net interest increased $6.1 million to $95.8 million for the six months ended June 30, 2013 versus the same prior year period, primarily due to higher average debt levels, partially offset by a decrease in the weighted average interest rate for 2013 to 4.6% from 5.3% in 2012.

Income Taxes

The Company’s reported tax rate for the six months ended June 30, 2013 and 2012 was 37.0% and 37.1%, respectively. The difference from the statutory tax rate to the reported tax rate for the six months ended June 30, 2013 results principally from an addition to the tax contingency reserve attributable to a foreign tax audit ($2.5 million). The increase from the statutory tax rate to the reported tax rate for the six months ended June 30, 2012 results principally from U.S. tax expense related to the taxation of foreign income and the establishment of a foreign valuation allowance.

Net Income

Net income for the six months ended June 30, 2013 decreased $46.3 million to $72.0 million versus the same prior year period. For the six months ended June 30, 2013 and 2012, earnings per diluted share were $0.65 and $0.97, respectively. The decrease in net income was primarily due to the Venezuela devaluation-related charges ($29.0 million) and the loss on the extinguishment of debt related to the Tender Offer and the Facility amendment ($25.9 million). On a period-over-period basis, the diluted weighted average shares outstanding decreased approximately 10%, primarily due a reduction in the Company’s common shares outstanding due to the common shares repurchased pursuant to the Stock Repurchase Program.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

At June 30, 2013, the Company had cash and cash equivalents of $788 million, of which approximately $383 million was held by the Company’s non-U.S. subsidiaries. The Company believes that its cash and cash equivalents, cash generated from operations and the availability under the Facility, the securitization facility and the credit facilities of certain foreign subsidiaries as of June 30, 2013 provide sufficient liquidity to support working capital requirements, planned capital expenditures, debt obligations, completion of current and future reorganization programs and pension plan contribution requirements for the foreseeable future.

Cash Flows from Operating Activities

Net cash provided by (used in) operating activities was ($41.4) million and $3.2 million for the six months ended June 30, 2013 and 2012, respectively. The change is primarily due to unfavorable working capital changes, in part due to comparatively higher seasonal inventory levels in certain businesses, which have been affected by the timing of purchases and unfavorable weather conditions.

Cash Flows from Financing Activities

Net cash used in financing activities was $103 million and $175 million for the six months ended June 30, 2013 and 2012, respectively. The change is primarily due to the period-over-period decrease in the repurchase of common stock, net of shares tendered for taxes ($170 million), partially offset by the period-over-period decrease in the net change in short-term debt ($78 million).

Cash Flows from Investing Activities

Net cash used in investing activities was $73.7 million and $43.8 million for the six months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013, capital expenditures were $73.5 million versus $50.1 million for the same prior year period. The Company expects to maintain capital expenditures at an annualized run-rate in the range of approximately 2.0% to 2.5% of net sales.

CAPITAL RESOURCES

In June 2013, the Company completed a private offering for the sale of $265 million aggregate principal amount of 1 1/2% senior subordinated convertible notes due 2019 (the “Convertible Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and received net proceeds of approximately $259 million, after deducting fees and expenses. The proceeds will be used for general corporate purposes. The conversion rate is approximately 17.1 shares of the Company’s common stock (subject to customary adjustments, including in connection with a fundamental change transaction) per $1 thousand principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $58.46 per share. The Convertible Notes are not subject to redemption at the Company’s option prior to the maturity date. Prior to March 1, 2019, the Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the second scheduled trading day immediately preceding the maturity date. If the Company undergoes a fundamental change (as defined in the Indenture governing the Convertible Notes) prior to maturity, holders of the Convertible Notes will have the right, at their option, to require the Company to repurchase for cash some or all of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes being repurchased, plus accrued and unpaid interest.

In March 2013, the Company entered into an amendment to the Facility, which resulted in, among other things, lowering the spread on the Term A and Term B facilities and the Company borrowing an additional $250 million under the existing senior secured term loan A portion of the Facility that matures in March 2016 and bears interest at LIBOR plus a spread of 200 basis points. Additionally, following the amendment, the existing senior secured term loan B portion of the Facility, which matures in March 2018, bears interest at LIBOR plus a spread of 250 basis points. The proceeds were used, in part, to fund the Tender Offer and the Redemption.

At June 30, 2013, there was no amount outstanding under the Company’s $250 million senior secured revolving credit facility (the “Revolver”) that matures in March 2016. The Revolver bears interest at certain selected rates, including LIBOR plus a spread of 200 basis points. At June 30, 2013, commitment fees on unused balances were 0.38% per annum.

The Company maintains a $400 million receivables purchase agreement (the “Securitization Facility”) that matures in February 2015. At June 30, 2013, the borrowing rate margin and the unused line fee on the Securitization Facility were 0.90% and 0.45% per annum, respectively. At June 30, 2013, the Securitization Facility had outstanding borrowings totaling $382 million.

At June 30, 2013, net availability under the Revolver and the Securitization Facility was approximately $228 million, after deducting approximately $40 million of outstanding standby and commercial letters of credit.

Certain foreign subsidiaries of the Company maintain working capital lines of credits with their respective local financial institutions for use in operating activities. At June 30, 2013, the aggregate amount available under these lines of credit totaled approximately $97 million.

The Company was not in default of any of its debt covenants at June 30, 2013.

On February 28, 2013, in conjunction with the increase and pursuant to the Stock Repurchase Program, the Company entered into the ASR Agreement to repurchase an aggregate of $250 million of its common stock. Pursuant to the ASR Agreement, the Company paid $250 million and as of June 30, 2013, approximately 5.5 million shares have been delivered under the ASR Agreement. As of June 30, 2013, the shares delivered were valued at $225 million and are included in treasury stock. The remaining balance of $25 million was recorded as a reduction of APIC as of June 30, 2013. The specific number of shares that will ultimately be repurchased under the ASR Agreement will be based generally on the average of the daily volume weighted average prices of the Company’s common stock over a defined period, which is expected to be no later than the end of the third quarter of 2013. Under certain circumstances, the Company may be required to return a portion of the shares received or, at the Company’s option, make an additional cash payment.

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

At June 30, 2013, the Company had $1.2 billion notional amount outstanding in swap agreements, which include $500 million and $250 million notional amount of forward-starting swaps that become effective commencing December 31, 2013 and 2015, respectively, that exchange a variable rate of interest (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through December 2017. At June 30, 2013, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swaps, was approximately 1.6%. The effective portion of the after-tax fair value gains or losses on these swaps is included as a component of AOCI.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through February 2015. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At June 30, 2013, the Company had approximately $432 million notional amount outstanding of foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, which include forward foreign currency contracts and foreign currency options, to mitigate the foreign currency exposure of certain other foreign currency transactions. At June 30, 2013, the Company had approximately $326 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through December 2014. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty, and in certain instances, allow the Company to benefit should the cost of the commodity fall below certain dollar thresholds. At June 30, 2013, the Company had approximately $7 million notional amount outstanding of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through March 2014. Fair market value gains or losses are included in the results of operations and are classified in cost of sales.

The following table presents the fair value of derivative financial instruments as of June 30, 2013:

June 30, 2013
(in millions)	Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(4.6)
Foreign currency contracts	13.0

Subtotal	8.4

Derivatives not designated as effective hedges:
Foreign currency contracts	3.7
Commodity contracts	0.3

Subtotal	4.0

Total	$12.4

Net Investment Hedge

The Company has designated €107 million of the principal balance of its Euro-denominated 7 1/2% senior subordinated notes due 2020, with an aggregate principal balance of €150 million, as a net investment hedge (the “Hedging Instrument”) of the foreign currency exposure of its net investment in certain Euro-denominated subsidiaries. Foreign currency gains and losses on the Hedging Instrument are included as a component of AOCI.

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

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 15, 2005, and incorporated herein by reference).

3.4	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 17, 2011, and incorporated herein by reference).

3.5	Second Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 17, 2011, and incorporated herein by reference).

4.1	Fourth Supplemental Indenture, dated as of March 28, 2013, among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on April 3, 2013, and incorporated herein by reference).

4.1	Indenture related to the Company’s 1 1/2 Senior Subordinated Convertible Notes due 2019, dated as of June 12, 2013, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on June 14, 2013, and incorporated herein by reference).

4.2	Form of 1 1/2% Senior Subordinated Convertible Note due 2019 (filed as Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on June 14, 2013, and incorporated herein by reference).

10.1	Purchase Agreement, dated June 6, 2013, among the Company, the subsidiary guarantors named therein, and Barclays Capital Inc. and J.P. Morgan Securities LLC, as representatives of the initial purchasers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 7, 2013, and incorporated herein by reference).

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) and Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
†	This Exhibit represents a management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2013 JARDEN CORPORATION (Registrant)

By:	/s/ James L. Cunningham III
Name:	James L. Cunningham III
Title:	Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) and Notes to Condensed Consolidated Financial Statements.

*	Filed herewith