Form 10-Q
period 2013-09-30
JARDEN CORP
filed 2013-11-08
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2013
Common Stock, par value $0.01 per share	128,625,000 shares

JARDEN CORPORATION

Quarterly Report on Form 10-Q

For the three and nine months ended September 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net sales	$1,800.8	$1,705.9	$5,140.3	$4,876.9
Cost of sales	1,277.6	1,204.9	3,660.1	3,459.9

Gross profit	523.2	501.0	1,480.2	1,417.0
Selling, general and administrative	325.9	322.9	1,045.4	961.0
Reorganization costs, net	3.0	9.3	4.4	9.3

Operating earnings	194.3	168.8	430.4	446.7
Interest expense, net	47.5	46.1	143.3	135.8
Loss on early extinguishment of debt	—	—	25.9	—

Income before taxes	146.8	122.7	261.2	310.9
Income tax provision	51.9	45.8	94.3	115.7

Net income	$94.9	$76.9	$166.9	$195.2

Earnings per share:
Basic	$0.85	$0.67	$1.52	$1.64
Diluted	$0.85	$0.66	$1.51	$1.63
Weighted average shares outstanding:
Basic	111.5	114.9	110.1	119.0
Diluted	112.0	115.7	110.7	119.7

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Comprehensive income (loss):
Net income	$94.9	$76.9	$166.9	$195.2
Other comprehensive income (loss), before tax:
Cumulative translation adjustment	27.3	25.6	(21.9)	9.5
Derivative financial instruments	(13.0)	(7.6)	3.3	(10.6)
Accrued benefit cost	1.9	1.5	5.6	4.8
Unrealized gain on investment	0.1	1.0	0.3	1.0

Total other comprehensive income (loss), before tax	16.3	20.5	(12.7)	4.7
Income tax (provision) benefit related to other comprehensive income (loss)	3.5	1.5	(3.4)	1.1

Comprehensive income	$114.7	$98.9	$150.8	$201.0

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share amounts)

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$1,560.3	$1,034.1
Accounts receivable, net of allowances of $84.6 and $79.7 at September 30, 2013 and December 31, 2012, respectively	1,240.5	1,137.7
Inventories	1,599.9	1,310.3
Deferred taxes on income	179.7	174.5
Prepaid expenses and other current assets	147.2	153.8

Total current assets	4,727.6	3,810.4

Property, plant and equipment, net	669.7	678.6
Goodwill	1,822.5	1,824.0
Intangibles, net	1,246.1	1,256.7
Other assets	156.6	140.9

Total assets	$8,622.5	$7,710.6

Liabilities
Short-term debt and current portion of long-term debt	$524.3	$504.7
Accounts payable	664.5	615.4
Accrued salaries, wages and employee benefits	186.2	187.6
Other current liabilities	434.3	421.0

Total current liabilities	1,809.3	1,728.7

Long-term debt	3,379.8	3,293.4
Deferred taxes on income	593.3	566.8
Other non-current liabilities	366.7	362.1

Total liabilities	6,149.1	5,951.0

Commitments and contingencies (see Note 10)	—	—
Stockholders’ equity:
Preferred stock ($0.01 par value, 5.0 shares authorized, no shares issued at September 30, 2013 and December 31, 2012)	—	—
Common stock ($0.01 par value, 300 shares authorized, 155.6 and 139.0 shares issued at September 30, 2013 and December 31, 2012, respectively)	1.6	1.4
Additional paid-in capital	2,351.4	1,535.7
Retained earnings	1,005.2	838.3
Accumulated other comprehensive income (loss)	(69.5)	(53.4)
Less: Treasury stock (26.9 and 21.7 shares, at cost, at September 30, 2013 and December 31, 2012, respectively)	(815.3)	(562.4)

Total stockholders’ equity	2,473.4	1,759.6

Total liabilities and stockholders’ equity	$8,622.5	$7,710.6

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$166.9	$195.2
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	115.8	109.9
Venezuela devaluation-related charges	27.4	—
Stock-based compensation	49.9	30.2
Excess tax benefits from stock-based compensation	(11.4)	(42.7)
Other non-cash items	19.0	(3.7)
Changes in operating assets and liabilities, net of the effects from acquisitions:
Accounts receivable	(112.8)	(96.9)
Inventory	(286.9)	(235.0)
Accounts payable	53.3	81.1
Other assets and liabilities	42.0	43.3

Net cash provided by operating activities	63.2	81.4

Cash flows from financing activities:
Net change in short-term debt	(11.3)	83.6
Proceeds from issuance of long-term debt	527.1	800.6
Payments on long-term debt	(376.0)	(153.2)
Issuance (repurchase) of common stock, net	469.7	(536.6)
Excess tax benefits from stock-based compensation	11.4	42.7
Debt issuance costs	(12.4)	(17.4)
Other	(4.4)	(7.5)

Net cash provided by financing activities	604.1	212.2

Cash flows from investing activities:
Additions to property, plant and equipment	(115.6)	(76.9)
Acquisition of businesses, net of cash acquired	(12.7)	(155.2)
Other	7.8	9.8

Net cash used in investing activities	(120.5)	(222.3)

Effect of exchange rate changes on cash and cash equivalents	(20.6)	7.1

Net increase in cash and cash equivalents	526.2	78.4
Cash and cash equivalents at beginning of period	1,034.1	808.3

Cash and cash equivalents at end of period	$1,560.3	$886.7

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements of Jarden Corporation and its subsidiaries (hereinafter referred to as the “Company” or “Jarden”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all adjustments that are, in the opinion of management, normal and recurring and necessary for a fair presentation of the results for the interim period. The Condensed Consolidated Balance Sheet at December 31, 2012 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Current Report on Form 8-K, filed on August 16, 2013. Certain reclassifications have been made in the Company’s financial statements of the prior year to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

Stock Split

On March 18, 2013, the Company consummated a 3-for-2 stock split in the form of a stock dividend of one additional share of common stock for every two shares of common stock. The Company retained the current par value of $0.01 per share for all common shares. All references to the number of shares outstanding, issued shares, per share amounts and restricted stock and stock option data of the Company’s common shares have been restated to reflect the effect of the stock split for all periods presented in the Company’s accompanying condensed consolidated financial statements and footnotes thereto. Stockholders’ equity has been retroactively restated to reflect the effect of the stock split by reclassifying from additional paid-in capital to common stock, an amount equal to the par value of the additional shares resulting from the stock split.

Supplemental Information

Stock-based compensation costs, which are included in selling, general and administrative expenses (“SG&A”), were $5.4 and $5.6 for the three months ended September 30, 2013 and 2012, respectively, and $49.9 and $30.2 for the nine months ended September 30, 2013 and 2012, respectively.

Interest expense is net of interest income of $1.3 and $1.7 for the three months ended September 30, 2013 and 2012, respectively, and $4.2 and $4.8, for the nine months ended September 30, 2013 and 2012, respectively.

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

On February 8, 2013, the Venezuelan government announced its intention to further devalue its currency (Bolivar) relative to the U.S. dollar. As a result of the devaluation, the official exchange rate changed to 6.30 Bolivars per U.S. dollar for imported goods. As such, beginning in February 2013, the financial statements of the Company’s subsidiaries operating in Venezuela have been remeasured at and are reflected in the Company’s consolidated financial statements at the new official exchange rate. During the nine months ended September 30, 2013, the Company recorded $29.0 devaluation-related charges related to its Venezuela operations, which are almost entirely comprised of a non-cash charge related to the write-down of monetary assets due to the change in the official exchange rate. These charges are included in SG&A.

New Accounting Guidance

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU No. 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal years and interim periods within those years, beginning after December 15, 2013. The Company does not expect the provisions of ASU 2013-11 to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

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

In February 2013, the FASB issued ASU No. 2013-04, “Obligations Resulting From Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date” (“ASU 2013-04”). ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation, as well as other information about those obligations. ASU 2013-04 is effective for fiscal years and interim periods within those years, beginning after December 15, 2013. The Company does not expect the provisions of ASU 2013-04 to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

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

2. Acquisitions

On October 3, 2013, the Company acquired Yankee Candle Investments LLC (“Yankee Candle”), a leading specialty-branded premium scented candle company (the “YCC Acquisition”). The total value of the YCC Acquisition, including debt assumed and/or repaid, was approximately $1.8 billion, subject to adjustment. The initial cash purchase price was approximately $523. In addition to the initial cash purchase price payment, contingent purchase price payments of up to $55 may be paid based on the future financial performance of the acquired business. The estimated fair value of this contingent consideration will be included in the purchase price allocation. The YCC Acquisition is expected to extend the Company’s portfolio of market-leading, consumer brands in niche, seasonal staple categories, while creating opportunities in cross-selling and broadening the global distribution platform. Yankee Candle will be reported in the Company’s Branded Consumables segment and will be included in the Company’s results of operations from October 3, 2013. Supplemental pro forma information and the preliminary purchase price allocation have not been provided as estimates of the fair value of the assets acquired and liabilities assumed have not been completed.

3. Inventories

Inventories are comprised of the following at September 30, 2013 and December 31, 2012:

(in millions)	September 30, 2013	December 31, 2012
Raw materials and supplies	$252.7	$222.4
Work-in-process	85.8	83.3
Finished goods	1,261.4	1,004.6

Total inventories	$1,599.9	$1,310.3

4. Property, Plant and Equipment

Property, plant and equipment, net, consist of the following at September 30, 2013 and December 31, 2012:

(in millions)	September 30, 2013	December 31, 2012
Land	$57.2	$55.6
Buildings	384.2	354.1
Machinery and equipment	1,202.0	1,137.2

	1,643.4	1,546.9
Less: Accumulated depreciation	(973.7)	(868.3)

Total property, plant and equipment, net	$669.7	$678.6

Depreciation of property, plant and equipment was $34.4 and $34.6 for the three months ended September 30, 2013 and 2012, respectively, and $100 and $97.2 for the nine months ended September 30, 2013 and 2012, respectively.

5. Goodwill and Intangibles

Goodwill activity for the nine months ended September 30, 2013 is as follows:

				September 30, 2013
(in millions)	Net Book Value at December 31, 2012	Additions	Foreign Exchange and Other Adjustments	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Goodwill
Outdoor Solutions	$723.1	$—	$(3.1)	$738.5	$(18.5)	$720.0
Consumer Solutions	527.1	—	(1.2)	525.9	—	525.9
Branded Consumables	552.1	3.4	(0.6)	778.1	(223.2)	554.9
Process Solutions	21.7	—	—	21.7	—	21.7

	$1,824.0	$3.4	$(4.9)	$2,064.2	$(241.7)	$1,822.5

Intangibles activity for the nine months ended September 30, 2013 is as follows:

(in millions)	Gross Carrying Amount at December 31, 2012	Additions	Accumulated Amortization and Foreign Exchange	Net Book Value at September 30, 2013	Amortization Periods (years)
Intangibles
Patents	$9.3	$—	$(3.5)	$5.8	12-30
Manufacturing process and expertise	44.2	—	(41.1)	3.1	3-7
Brand names	18.3	—	(7.4)	10.9	4-20
Customer relationships and distributor channels	307.8	0.9	(66.2)	242.5	10-35
Trademarks and tradenames	980.9	4.2	(1.3)	983.8	indefinite

	$1,360.5	$5.1	$(119.5)	$1,246.1

Amortization of intangibles was $5.2 and $4.1 for the three months ended September 30, 2013 and 2012, respectively, and $15.4 and $12.7 for the nine months ended September 30, 2013 and 2012, respectively.

6. Warranty Reserve

The warranty reserve activity for the nine months ended September 30, 2013 is as follows:

(in millions)	2013
Warranty reserve at January 1,	$97.1
Provision for warranties issued	106.2
Warranty claims paid	(114.8)
Acquisitions and other adjustments	(0.5)

Warranty reserve at September 30,	$88.0

7. Debt

Debt is comprised of the following at September 30, 2013 and December 31, 2012:

(in millions)	September 30, 2013	December 31, 2012
Senior Secured Credit Facility Term Loans	$1,410.6	$1,235.5
8% Senior Notes due 2016	—	295.7
6 1⁄8% Senior Notes due 2022 (a)	300.0	300.0
7 1⁄2% Senior Subordinated Notes due 2017 (b)	654.4	655.3
7 1⁄2% Senior Subordinated Notes due 2020 (b)	473.7	468.4
1 7/8% Senior Subordinated Convertible Notes due 2018 (c)	429.9	420.9
1 1⁄2% Senior Subordinated Convertible Notes due 2019 (c)	216.6	—
Securitization Facility	377.9	383.8
Revolving Credit Facility	—	—
Non-U.S. borrowings	35.4	31.8
Other	5.6	6.7

Total debt	3,904.1	3,798.1

Less: current portion	(524.3)	(504.7)

Total long-term debt	$3,379.8	$3,293.4

(a)	The “Senior Notes.”
(b)	Collectively, the “Senior Subordinated Notes.”
(c)	Collectively, the “Senior Subordinated Convertible Notes.”

Senior Secured Credit Facility

In October 2013, the Company entered into an amendment to its senior secured credit facility (the “Facility”), which resulted in, among other things, the Company borrowing an additional $750 under a new senior secured term loan B1 facility that matures in September 2020 and bears interest at LIBOR plus a spread of 275 basis points. The proceeds were used to fund a portion of the YCC Acquisition.

In March 2013, the Company entered into an amendment to the Facility, which resulted in, among other things, lowering the spread on the term loan A and term loan B facilities and the Company borrowing an additional $250 under the existing senior secured term loan A portion of the Facility that matures in March 2016 and bears interest at LIBOR plus a spread of 200 basis points. Additionally, following the amendment, the existing senior secured term loan B portion of the Facility, which matures in March 2018, bears interest at LIBOR plus a spread of 250 basis points. The proceeds were used to fund the repurchase of all of the outstanding principal amount of the Company’s 8% Senior Notes due 2016 (the “Notes”).

Senior Notes

On March 14, 2013, the Company commenced a cash tender offer (the “Tender Offer”) to purchase any and all of the outstanding principal amount of the Notes. In March 2013, pursuant to the Tender Offer, the Company repurchased approximately $168 aggregate principal amount of the Notes for total consideration, excluding accrued interest, of $176. The remaining $132 aggregate principal amount of the Notes was repurchased in May 2013 for total consideration, excluding accrued interest, of $137 (the “Redemption”).

Senior Subordinated Convertible Notes

In June 2013, the Company completed a private offering for the sale of $265 aggregate principal amount of 1 1⁄2% senior subordinated convertible notes due 2019 (the “Convertible Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and received net proceeds of approximately $259, after deducting fees and expenses. The proceeds will be used for general corporate purposes. The conversion rate is approximately 17.1 shares of the Company’s common stock (subject to customary adjustments, including in connection with a fundamental change transaction) per $1 thousand principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $58.46 per share. The Convertible Notes are not subject to redemption at the Company’s option prior to the maturity date. If the Company undergoes a fundamental change (as defined in the indenture governing the Convertible Notes) prior to maturity, holders of the Convertible Notes will have the right, at their option, to require the Company to repurchase for cash some or all of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes being repurchased, plus accrued and unpaid interest.

The Convertible Notes will be convertible only under the following circumstances:

•	prior to March 1, 2019, on any date during any calendar quarter beginning after June 30, 2013 (and only during such calendar quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading days ending on the last trading day of the previous calendar quarter;

•	prior to March 1, 2019, if the Company distributes to all or substantially all holders of its common stock rights, options or warrants entitling them to purchase, for a period of 60 calendar days or less from the declaration date for such distribution, shares of our common stock at a price per share less than the average closing sale price of our common stock for the ten consecutive trading days immediately preceding, but excluding, the declaration date for such distribution;

•	prior to March 1, 2019, if the Company distributes to all or substantially all holders of its common stock cash, other assets, securities or rights to purchase our securities, which distribution has a per share value exceeding 10% of the closing sale price of our common stock on the trading day immediately preceding the declaration date for such distribution, or if the Company engages in certain other corporate transactions;

•	prior to March 1, 2019, during the five consecutive business-day period following any ten consecutive trading-day period in which the trading price per $1 thousand principal amount of Convertible Notes for each trading day during such ten trading-day period was less than 98% of the closing sale price of our common stock for each trading day during such ten trading-day period multiplied by the then current conversion rate; or

•	on or after March 1, 2019, and on or prior to the close of business on the second scheduled trading day immediately preceding the maturity date, without regard to the foregoing conditions.

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

Securitization Facility

In October 2013, the Company entered into an amendment to its securitization facility that, in part, increased maximum borrowings from $400 to $500 and extended the maturity date until October 2016. Following the amendment, the borrowing rate margin is 0.80% and the unused line fee is 0.40% per annum.

Other

During the nine months ended September 30, 2013, the Company recorded a loss on the early extinguishment of debt of $25.9 related to the Tender Offer, the Redemption and the Facility amendment in March 2013. This loss is primarily comprised of the tender and redemption premiums, the write-off of deferred debt issuance costs and debt discounts and other transaction costs.

At September 30, 2013 and December 31, 2012, the carrying value of total debt approximates fair market value. The fair market value (Level 1 measurement) of the Senior Notes and the Senior Subordinated Notes is based upon quoted market prices. The fair market value (Level 2 measurement) for all other debt instruments is estimated using interest rates currently available to the Company for debt with similar terms and maturities.

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

At September 30, 2013, the Company had $1.2 billion notional amount outstanding in swap agreements, which include $500 and $250 notional amount of forward-starting swaps that become effective commencing December 31, 2013 and 2015, respectively, that exchange a variable rate of interest (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through December 2017. At September 30, 2013, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swaps, was approximately 1.6%. The effective portion of the after-tax fair value gains or losses on these swaps is included as a component of AOCI.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through June 2015. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At September 30, 2013, the Company had approximately $500 notional amount outstanding of foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, which include forward foreign currency contracts and foreign currency options, to mitigate the foreign currency exposure of certain other foreign currency transactions. At September 30, 2013, the Company had approximately $290 notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through December 2014. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty, and in certain instances, allow the Company to benefit should the cost of the commodity fall below certain dollar thresholds. At September 30, 2013, the Company had approximately $4 notional amount outstanding of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through March 2014. Fair market value gains or losses are included in the results of operations and are classified in cost of sales.

The following table presents the fair value of derivative financial instruments as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Fair Value of Derivatives		Fair Value of Derivatives
(in millions)	Asset (a)	Liability (a)	Asset (a)	Liability (a)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$2.5	$8.7	$—	$12.4
Foreign currency contracts	8.2	5.8	9.0	4.2

Subtotal	10.7	14.5	9.0	16.6

Derivatives not designated as effective hedges:
Foreign currency contracts	6.2	6.4	1.2	2.0
Commodity contracts	0.5	0.2	0.1	0.2

Subtotal	6.7	6.6	1.3	2.2

Total	$17.4	$21.1	$10.3	$18.8

(a)	Consolidated balance sheet location:

Asset: Other current and non-current assets

Liability: Other current and non-current liabilities

The following table presents gain and loss activity (on a pretax basis) for the three and nine months ended September 30, 2013 and 2012 related to derivative financial instruments designated as effective hedges:

	Three months ended September 30, 2013			Three months ended September 30, 2012
	Gain/(Loss)			Gain/(Loss)
(in millions)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(1.5)	$—	$—	$(2.4)	$—	$—
Foreign currency contracts	(8.9)	2.6	0.3	(5.1)	0.1	(5.5)

Total	$(10.4)	$2.6	$0.3	$(7.5)	$0.1	$(5.5)

Location of gain/(loss) in the consolidated results of operations:
Sales		$2.0	$—		$(0.9)	$—
Cost of sales		0.6	—		1.0	—
SG&A		—	0.3		—	(5.5)
Interest expense		—	—		—	—

Total		$2.6	$0.3		$0.1	$(5.5)

	Nine months ended September 30, 2013			Nine months ended September 30, 2012
	Gain/(Loss)			Gain/(Loss)
(in millions)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$6.2	$—	$—	$(5.2)	$—	$—
Foreign currency contracts	12.0	14.9	(3.8)	(2.8)	2.6	(6.3)

Total	$18.2	$14.9	$(3.8)	$(8.0)	$2.6	$(6.3)

Location of gain/(loss) in the consolidated results of operations:
Sales		$(0.3)	$—		$(0.9)	$—
Cost of sales		15.2	—		3.5	—
SG&A		—	(3.8)		—	(6.3)
Interest expense		—	—		—	—

Total		$14.9	$(3.8)		$2.6	$(6.3)

(a)	Represents effective portion recognized in Other Comprehensive Income (Loss) (“OCI”).
(b)	Represents portion excluded from effectiveness testing.

At September 30, 2013, deferred net gains of approximately $6.7 within AOCI are expected to be reclassified to earnings over the next twelve months.

The following table presents gain and loss activity (on a pretax basis) for the three and nine months ended September 30, 2013 and 2012 related to derivative financial instruments not designated as effective hedges:

	Gain/(Loss) Recognized in Income (a)
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Derivatives not designated as effective hedges:
Cash flow hedges:
Foreign currency contracts	$(3.3)	$(4.5)	$2.3	$(7.7)
Commodity contracts	0.4	0.7	0.8	(0.2)

Total	$(2.9)	$(3.8)	$3.1	$(7.9)

Net Investment Hedge

The Company has designated approximately €109 of the principal balance of its Euro-denominated 7 1⁄2% senior subordinated notes due 2020, with an aggregate principal balance of €150, as a net investment hedge (the “Hedging Instrument”) of the foreign currency exposure of its net investment in certain Euro-denominated subsidiaries. Foreign currency gains and losses on the Hedging Instrument are included as a component of AOCI. At September 30, 2013, $8.4 of deferred losses have been recorded in AOCI.

9. Fair Value Measurements

The following table summarizes assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
	Fair Value Asset (Liability)			Fair Value Asset (Liability)
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Derivatives:
Assets	$—	$17.4	$17.4	$—	$10.3	$10.3
Liabilities	—	(21.1)	(21.1)	—	(18.8)	(18.8)
Available for sale securities	—	20.3	20.3	—	20.0	20.0

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

Due to the uncertainties described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of September 30, 2013.

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

11. Stockholders’ Equity

In September 2013, pursuant to a public offering of its common stock, the Company completed an equity offering of 16.5 million newly-issued shares of common stock at $47.00 per share. The net proceeds to the Company, after the payment of underwriting discounts and other expenses of the offering, were approximately $745. The proceeds were used to fund a portion of the YCC Acquisition.

In February 2013, the Company’s Board of Directors (the “Board”) authorized an increase in the then available amount under the Company’s existing stock repurchase program (the “Stock Repurchase Program”) to allow for the repurchase of up to $500 in the aggregate of the Company’s common stock.

On February 28, 2013, in conjunction with such increase and pursuant to the Stock Repurchase Program, the Company entered into accelerated stock repurchase agreements (collectively, the “ASR Agreement”) to repurchase an aggregate of $250 of its common stock. Pursuant to the ASR Agreement, the Company paid $250 for the repurchase of its common stock. During the three months ended September 30, 2013, the ASR was finalized in accordance with its settlement provisions and an additional 0.1 million shares were delivered to the Company. During the nine months ended September 30, 2013, approximately 5.6 million shares valued at $250 have been delivered under the ASR Agreement and are included in treasury stock.

12. Earnings Per Share

The computations of the weighted average shares outstanding for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Weighted average shares outstanding:
Basic	111.5	114.9	110.1	119.0
Dilutive share-based awards	0.5	0.8	0.6	0.7

Diluted	112.0	115.7	110.7	119.7

Because it is the Company’s intention to redeem the principal amount of the Senior Subordinated Convertible Notes in cash, the treasury stock method is used for determining potential dilution in the diluted earnings per share computation. For the three months ended September 30, 2013, the Senior Subordinated Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be antidilutive, as the respective initial conversion prices of the Senior Subordinated Convertible Notes exceeded the average market price of the Company’s common stock during the three months ended September 30, 2013. As of September 30, 2013, there were 4.1 million restricted share awards with performance-based vesting targets that were not met and as such, have been excluded from the computation of diluted earnings per share.

13. Employee Benefit Plans

The components of pension and postretirement benefit expense for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Pension Benefits
	Three months ended September 30,
	2013			2012
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$—	$0.5	$0.5	$—	$0.5	$0.5
Interest cost	3.4	0.5	3.9	3.6	0.6	4.2
Expected return on plan assets	(4.3)	(0.2)	(4.5)	(4.1)	(0.3)	(4.4)
Amortization, net	1.9	0.1	2.0	1.8	0.1	1.9

Net periodic expense	$1.0	$0.9	$1.9	$1.3	$0.9	$2.2

	Nine months ended September 30,
	2013			2012
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$—	$1.6	$1.6	$0.1	$1.4	$1.5
Interest cost	10.0	1.7	11.7	10.9	1.9	12.8
Expected return on plan assets	(12.7)	(0.8)	(13.5)	(12.2)	(1.0)	(13.2)
Amortization, net	5.6	0.3	5.9	5.3	0.2	5.5

Net periodic expense	$2.9	$2.8	$5.7	$4.1	$2.5	$6.6

	Postretirement Benefits
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Service cost	$—	$—	$—	$—
Interest cost	0.1	0.1	0.3	0.3
Amortization, net	(0.1)	(0.1)	(0.3)	(0.4)

Net periodic expense	$—	$—	$—	$(0.1)

14. Reorganization Costs

Reorganization costs for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three months ended September 30, 2013
(in millions)	Employee Terminations	Other Charges	Total
Outdoor Solutions	0.6	0.8	1.4
Consumer Solutions	1.6	—	1.6

Total	$2.2	$0.8	$3.0

	Three months ended September 30, 2012
(in millions)	Employee Terminations	Other Charges	Total
Outdoor Solutions	$—	$9.3	$9.3

Total	$—	$9.3	$9.3

	Nine months ended September 30, 2013
(in millions)	Employee Terminations	Other Charges	Total
Outdoor Solutions	0.6	0.8	1.4
Consumer Solutions	2.8	0.2	3.0

Total	$3.4	$1.0	$4.4

	Nine months ended September 30, 2012
(in millions)	Employee Terminations	Other Charges	Total
Outdoor Solutions	$—	$9.3	$9.3

Total	$—	$9.3	$9.3

Outdoor Solutions Segment Reorganization Costs

During 2012, the Company initiated a plan to reorganize a manufacturing operation in the Far East within the winter sports business. Reorganization costs for the three and nine months ended September 30, 2012 relate to this plan.

For the three and nine months ended September 30, 2012, other charges are primarily comprised of contract termination fees.

Details and the activity related to accrued reorganization costs as of and for the nine months ended September 30, 2013 are as follows:

(in millions)	Accrual Balance at December 31, 2012	Reorganization Costs, net	Payments	Foreign Currency and Other	Accrual Balance at September 30, 2013
Severance and other employee-related	$12.9	$3.4	$(5.3)	$—	$11.0
Other costs	12.8	1.0	(2.9)	—	10.9

Total	$25.7	$4.4	$(8.2)	$—	$21.9

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

The Outdoor Solutions segment manufactures or sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas grills, lanterns and flashlights, propane fuel, sleeping bags, tents and water recreation products such as inflatable boats, kayaks and tow-behinds. The Outdoor Solutions segment is also a leading provider of fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger®, Sebile®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, softball, football, basketball, field hockey and lacrosse products are sold under brand names such as deBeer®, Gait®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas®, Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Helium®, Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as CAPP3L®, Ex Officio®, K2®, Marker®, Marmot®, Planet Earth®, Ride®, Völkl® and Zoot®, and premium air beds under brand names including Aero®, Aerobed® and Aero Sport®. The Outdoor Solutions Segment also sells a variety of products sold internationally under brand names such as Campingaz®, Esky®, Greys®, Hardy® and Invicta®.

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

Segment information as of and for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three months ended September 30, 2013
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$670.6	$537.4	$511.1	$102.4	$(20.7)	$1,800.8	$—	$1,800.8

Segment earnings (loss)	89.7	81.2	88.4	11.5	—	270.8	(21.2)	249.6
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	(5.9)	—	—	—	—	(5.9)	—	(5.9)
Reorganization costs	(1.4)	(1.6)	—	—	—	(3.0)	—	(3.0)
Acquisition-related and other costs	(0.8)	—	(0.9)	—	—	(1.7)	(5.1)	(6.8)
Depreciation and amortization	(14.7)	(8.4)	(12.6)	(2.8)	—	(38.5)	(1.1)	(39.6)

Operating earnings (loss)	$66.9	$71.2	$74.9	$8.7	$—	$221.7	$(27.4)	$194.3

Other segment data:
Total assets	$2,919.7	$2,170.9	$1,952.2	$192.7	$—	$7,235.5	$1,387.0	$8,622.5

	Three months ended September 30, 2012
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$657.6	$509.6	$459.0	$97.6	$(17.9)	$1,705.9	$—	$1,705.9

Segment earnings (loss)	96.2	79.0	72.3	12.9	—	260.4	(25.1)	235.3
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	(2.8)	(3.2)	—	—	—	(6.0)	—	(6.0)
Reorganization costs	(9.3)	—	—	—	—	(9.3)	—	(9.3)
Acquisition-related and other costs	(3.9)	(1.6)	(1.4)	—	—	(6.9)	(5.6)	(12.5)
Depreciation and amortization	(13.8)	(10.2)	(10.8)	(3.0)	—	(37.8)	(0.9)	(38.7)

Operating earnings (loss)	$66.4	64.0	60.1	9.9	—	200.4	(31.6)	168.8

	Nine months ended September 30, 2013
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$2,106.6	$1,343.2	$1,443.1	$307.2	$(59.8)	$5,140.3	$—	$5,140.3

Segment earnings (loss)	249.7	188.0	222.4	43.1	—	703.2	(105.9)	597.3
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	(7.4)	—	(3.5)	—	—	(10.9)	—	(10.9)
Reorganization costs	(1.4)	(3.0)	—	—	—	(4.4)	—	(4.4)
Acquisition-related and other costs	(0.8)	—	(0.9)	—	—	(1.7)	(5.1)	(6.8)
Venezuela devaluation-related charges	—	—	—	—	—	—	(29.0)	(29.0)
Depreciation and amortization	(42.1)	(23.7)	(38.5)	(8.4)	—	(112.7)	(3.1)	(115.8)

Operating earnings (loss)	$198.0	$161.3	$179.5	$34.7	$—	$573.5	$(143.1)	$430.4

	Nine months ended September 30, 2012
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$2,075.0	$1,260.5	$1,300.7	$292.7	$(52.0)	$4,876.9	$—	$4,876.9

Segment earnings (loss)	263.5	176.0	193.0	39.3	—	671.8	(87.4)	584.4
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	(2.8)	(3.2)	—	—	—	(6.0)	—	(6.0)
Reorganization costs	(9.3)	—	—	—	—	(9.3)	—	(9.3)
Acquisition-related and other costs	(3.9)	(1.6)	(1.4)	—	—	(6.9)	(5.6)	(12.5)
Depreciation and amortization	(38.0)	(25.9)	(33.8)	(9.7)	—	(107.4)	(2.5)	(109.9)

Operating earnings (loss)	$209.5	$145.3	$157.8	$29.6	$—	$542.2	$(95.5)	$446.7

16. Accumulated Other Comprehensive Income (Loss)

AOCI activity for the nine months ended September 30, 2013 is as follows:

(in millions)	Cumulative Translation Adjustment	Derivative Financial Instruments	Accrued Benefit Cost	Unrealized Gain On Investment	AOCI
AOCI at December 31, 2012	$17.7	$(1.3)	$(70.1)	$0.3	$(53.4)
AOCI activity, net of tax:
OCI excluding reclassifications	(21.9)	11.6	—	0.2	(10.1)
Reclassifications to earnings	—	(9.5)	3.5	—	(6.0)

OCI, net of tax	(21.9)	2.1	3.5	0.2	(16.1)

AOCI at September 30, 2013	$(4.2)	$0.8	$(66.6)	$0.5	$(69.5)

For the three and nine months ended September 30, 2013 and 2012, reclassifications from AOCI to the results of operations for the Company’s pension and postretirement benefit plans were an expense of $1.9 and $1.8, respectively, and $5.6 and $5.1, respectively, and primarily represent the amortization of net actuarial losses (see Note 13). For the three and nine months ended September 30, 2013 and 2012, reclassifications from AOCI to the results of operations for the Company’s derivative financial instruments for effective cash flow hedges were income of $2.6 and $0.1, respectively, and $14.9 and $2.6, respectively (see Note 8).

The income tax (provision) benefit allocated to the components of OCI for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Cumulative translation adjustment	$—	$—	$—	$—
Derivative financial instruments	4.2	2.5	(1.2)	3.3
Accrued benefit cost	(0.7)	(0.6)	(2.1)	(1.8)
Unrealized gain on investment	—	(0.4)	(0.1)	(0.4)

Income tax (provision) benefit related to OCI	$3.5	$1.5	$(3.4)	$1.1

17. Condensed Consolidating Financial Data

The Company’s Senior Notes and Senior Subordinated Notes (see Note 7) are fully guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The guarantees of the Guarantor Subsidiaries are subject to release only in certain limited circumstances. The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these notes. Presented below is the condensed consolidating financial data of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis, using the equity method of accounting for subsidiaries as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012. During 2013, certain subsidiaries that were Non-Guarantor Subsidiaries in 2012 became Guarantor Subsidiaries. For comparative purposes, the condensed consolidating financial data as of December 31, 2012 and for the three and nine months ended September 30, 2012 has been retrospectively adjusted to reflect the aforementioned activity.

Condensed Consolidating Results of Operations

	Three months ended September 30, 2013
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,225.6	$815.4	$(240.2)	$1,800.8
Cost of sales	—	928.9	588.9	(240.2)	1,277.6

Gross profit	—	296.7	226.5	—	523.2
Selling, general and administrative expenses	31.6	164.9	129.4	—	325.9
Reorganization costs, net	—	1.6	1.4	—	3.0

Operating earnings	(31.6)	130.2	95.7	—	194.3
Interest expense, net	45.3	0.3	1.9	—	47.5

Income (loss) before taxes and equity earnings of subsidiaries	(76.9)	129.9	93.8	—	146.8
Income tax provision (benefit)	(26.7)	49.0	29.6	—	51.9
Equity earnings of subsidiaries	145.1	55.8	—	(200.9)	—

Net income (loss)	94.9	136.7	64.2	(200.9)	94.9
Other comprehensive income (loss), net of tax	19.8	18.9	25.6	(44.5)	19.8

Comprehensive income (loss)	$114.7	$155.6	$89.8	$(245.4)	$114.7

	Three months ended September 30, 2012
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,132.5	$776.6	$(203.2)	$1,705.9
Cost of sales	—	857.5	550.6	(203.2)	1,204.9

Gross profit	—	275.0	226.0	—	501.0
Selling, general and administrative expenses	33.1	156.7	133.1	—	322.9
Reorganization costs, net	7.7	(0.8)	2.4	—	9.3

Operating earnings	(40.8)	119.1	90.5	—	168.8
Interest expense, net	44.7	(13.0)	14.4	—	46.1

Income (loss) before taxes and equity earnings of subsidiaries	(85.5)	132.1	76.1	—	122.7
Income tax provision (benefit)	(30.8)	50.9	25.7	—	45.8
Equity earnings of subsidiaries	131.6	42.1	—	(173.7)	—

Net income (loss)	76.9	123.3	50.4	(173.7)	76.9
Other comprehensive income (loss), net of tax	22.0	27.4	29.5	(56.9)	22.0

Comprehensive income (loss)	$98.9	$150.7	$79.9	$(230.6)	$98.9

	Nine months ended September 30, 2013
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,449.0	$2,271.9	$(580.6)	$5,140.3
Cost of sales	—	2,611.8	1,628.9	(580.6)	3,660.1

Gross profit	—	837.2	643.0	—	1,480.2
Selling, general and administrative expenses	110.0	479.2	456.2	—	1,045.4
Reorganization costs, net	—	2.3	2.1	—	4.4

Operating earnings	(110.0)	355.7	184.7	—	430.4
Interest expense, net	134.9	0.8	7.6	—	143.3
Loss on early extinguishment of debt	25.9	—	—	—	25.9

Income (loss) before taxes and equity earnings of subsidiaries	(270.8)	354.9	177.1	—	261.2
Income tax provision (benefit)	(99.3)	125.3	68.3	—	94.3
Equity earnings of subsidiaries	338.4	87.7	—	(426.1)	—

Net income (loss)	166.9	317.3	108.8	(426.1)	166.9
Other comprehensive income (loss), net of tax	(16.1)	(17.7)	(19.8)	37.5	(16.1)

Comprehensive income (loss)	$150.8	$299.6	$89.0	$(388.6)	$150.8

	Nine months ended September 30, 2012
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,275.8	$2,141.6	$(540.5)	$4,876.9
Cost of sales	—	2,474.5	1,525.9	(540.5)	3,459.9

Gross profit	—	801.3	615.7	—	1,417.0
Selling, general and administrative expenses	93.8	482.8	384.4	—	961.0
Reorganization costs, net	7.7	(0.8)	2.4	—	9.3

Operating earnings	(101.5)	319.3	228.9	—	446.7
Interest expense, net	132.8	(12.4)	15.4	—	135.8

Income (loss) before taxes and equity earnings of subsidiaries	(234.3)	331.7	213.5	—	310.9
Income tax provision (benefit)	(83.5)	129.4	69.8	—	115.7
Equity earnings of subsidiaries	346.0	124.9	—	(470.9)	—

Net income (loss)	195.2	327.2	143.7	(470.9)	195.2
Other comprehensive income (loss), net of tax	5.8	14.7	6.2	(20.9)	5.8

Comprehensive income (loss)	$201.0	$341.9	$149.9	$(491.8)	$201.0

Condensed Consolidating Balance Sheets

	As of September 30, 2013
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$1,162.4	$1.8	$396.1	$—	$1,560.3
Accounts receivable	—	18.0	1,222.5	—	1,240.5
Inventories	—	940.9	659.0	—	1,599.9
Other current assets	32.6	137.5	156.8	—	326.9

Total current assets	1,195.0	1,098.2	2,434.4	—	4,727.6

Property, plant and equipment, net	14.4	282.8	372.5	—	669.7
Goodwill	—	1,566.7	255.8	—	1,822.5
Intangibles, net	—	1,044.4	201.7	—	1,246.1
Intercompany receivables	1,960.4	3,074.9	2,649.1	(7,684.4)	—
Investment in subsidiaries	6,218.8	2,026.2	—	(8,245.0)	—
Other non-current assets	82.0	5.9	68.7	—	156.6

Total assets	$9,470.6	$9,099.1	$5,982.2	$(15,929.4)	$8,622.5

Liabilities and stockholders’ equity
Short-term debt and current portion of long-term debt	$128.1	$0.5	$395.7	$—	$524.3
Accounts payable	2.0	389.2	273.3	—	664.5
Other current liabilities	133.2	216.5	270.8	—	620.5

Total current liabilities	263.3	606.2	939.8	—	1,809.3

Long-term debt	3,357.1	3.8	18.9	—	3,379.8
Intercompany payables	3,291.7	1,464.4	2,928.3	(7,684.4)	—
Other non-current liabilities	85.1	689.9	185.0	—	960.0
Total stockholders’ equity	2,473.4	6,334.8	1,910.2	(8,245.0)	2,473.4

Total liabilities and stockholders’ equity	$9,470.6	$9,099.1	$5,982.2	$(15,929.4)	$8,622.5

	As of December 31, 2012
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$560.2	$5.0	$468.9	$—	$1,034.1
Accounts receivable	—	17.8	1,119.9	—	1,137.7
Inventories	—	760.3	550.0	—	1,310.3
Other current assets	16.5	143.4	168.4	—	328.3

Total current assets	576.7	926.5	2,307.2	—	3,810.4

Property, plant and equipment, net	34.1	296.8	347.7	—	678.6
Goodwill	—	1,564.7	259.3	—	1,824.0
Intangibles, net	—	1,055.5	201.2	—	1,256.7
Intercompany receivables	2,961.3	3,939.6	3,629.4	(10,530.3)	—
Investment in subsidiaries	5,895.6	1,844.2	—	(7,739.8)	—
Other non-current assets	73.4	4.7	62.8	—	140.9

Total assets	$9,541.1	$9,632.0	$6,807.6	$(18,270.1)	$7,710.6

Liabilities and stockholders’ equity
Short-term debt and current portion of long-term debt	$100.1	$0.5	$404.1	$—	$504.7
Accounts payable	5.3	354.6	255.5	—	615.4
Other current liabilities	83.7	259.0	265.9	—	608.6

Total current liabilities	189.1	614.1	925.5	—	1,728.7

Long-term debt	3,275.7	4.2	13.5	—	3,293.4
Intercompany payables	4,251.9	2,336.5	3,941.9	(10,530.3)	—
Other non-current liabilities	64.8	697.8	166.3	—	928.9
Total stockholders’ equity	1,759.6	5,979.4	1,760.4	(7,739.8)	1,759.6

Total liabilities and stockholders’ equity	$9,541.1	$9,632.0	$6,807.6	$(18,270.1)	$7,710.6

Condensed Consolidating Statements of Cash Flows

	Nine months ended September 30, 2013
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities, net	$(53.2)	$122.0	$2.7	$(8.3)	$63.2
Financing activities:
Net change in short-term debt	—	(0.1)	(11.2)	—	(11.3)
(Payments on) proceeds from intercompany transactions	44.9	(55.8)	18.9	(8.0)	—
Proceeds from issuance of long-term debt	515.2	—	11.9	—	527.1
Payments on long-term debt	(374.8)	(0.3)	(0.9)	—	(376.0)
Issuance (repurchase) of common stock, net	469.7	—	—	—	469.7
Excess tax benefits from stock-based compensation	11.4	—	—	—	11.4
Other	(12.4)	(4.4)	—	—	(16.8)

Net cash provided by (used in) financing activities	654.0	(60.6)	18.7	(8.0)	604.1

Investing activities:
Additions to property, plant and equipment	(4.7)	(48.9)	(62.0)	—	(115.6)
Acquisition of businesses, net of cash acquired	(1.0)	—	(11.7)	—	(12.7)
Intercompany investing activities, net	—	(16.3)	—	16.3	—
Other	7.1	0.6	0.1	—	7.8

Net cash provided by (used in) investing activities	1.4	(64.6)	(73.6)	16.3	(120.5)

Effect of exchange rate changes on cash	—	—	(20.6)	—	(20.6)

Net increase (decrease) in cash and cash equivalents	602.2	(3.2)	(72.8)	—	526.2
Cash and cash equivalents at beginning of year	560.2	5.0	468.9	—	1,034.1

Cash and cash equivalents at end of period	$1,162.4	$1.8	$396.1	$—	$1,560.3

	Nine months ended September 30, 2012
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities, net	$(225.8)	$330.7	$(13.0)	$(10.5)	$81.4
Financing activities:
Net change in short-term debt	—	—	83.6	—	83.6
(Payments on) proceeds from intercompany transactions	245.8	(314.4)	58.1	10.5	—
Proceeds from issuance of long-term debt	800.0	0.5	0.1	—	800.6
Payments on long-term debt	(147.4)	(0.4)	(5.4)	—	(153.2)
Issuance (repurchase) of common stock, net	(536.6)	—	—	—	(536.6)
Excess tax benefits from stock-based compensation	42.7	—	—	—	42.7
Other	(24.4)	—	(0.5)		(24.9)

Net cash provided by (used in) financing activities	380.1	(314.3)	135.9	10.5	212.2

Investing activities:
Additions to property, plant and equipment	(4.2)	(41.2)	(31.5)	—	(76.9)
Acquisition of businesses, net of cash acquired	(0.9)	(5.4)	(148.9)	—	(155.2)
Other	2.3	4.0	3.5	—	9.8

Net cash used in investing activities	(2.8)	(42.6)	(176.9)	—	(222.3)

Effect of exchange rate changes on cash	—	—	7.1	—	7.1

Net increase (decrease) in cash and cash equivalents	151.5	(26.2)	(46.9)	—	78.4
Cash and cash equivalents at beginning of year	335.4	28.4	444.5	—	808.3

Cash and cash equivalents at end of period	$486.9	$2.2	$397.6	$—	$886.7

The amounts reflected as proceeds (payments) from (to) intercompany transactions represent cash flows originating from transactions conducted between Guarantor Subsidiaries, Non-Guarantor Subsidiaries and Parent in the normal course of business operations.

The income tax provision (benefit), equity earnings of subsidiaries, net income (loss) and comprehensive income (loss) presented in the condensed consolidating results of operations for the quarterly period ended March 31, 2012 and for the quarterly and year-to-date periods ended June 30, 2012 and September 30, 2012, were revised to correct the allocation of the income tax provision (benefit) among the Parent, Guarantor Subsidiaries and Non-Guarantor Subsidiaries. The revisions also had no impact on the condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of comprehensive income or condensed consolidated statements of cash flows for any of those periods. The revision had no impact on the condensed consolidating financial data as of and for the year ended December 31, 2012, the three and nine months ended September 30, 2013 and will have no impact on the consolidated financial statements as of and for the year ended December 31, 2013. The effect of the revisions, which the Company determined were not material to the related financial statements, on the previously reported amounts are as follows:

	Three months ended March 31, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
(in millions)	Increase/(Decrease)
Condensed Consolidating Results of Operations
Income tax provision (benefit)	$(38.6)	$30.9	$7.7	$—	$—
Equity earnings of subsidiaries	(38.6)	(7.7)	—	46.3	—
Net income (loss)	—	(38.6)	(7.7)	46.3	—
Comprehensive income (loss)	—	(38.6)	(7.7)	46.3	—

	Three months ended June 30, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
(in millions)	Increase/(Decrease)
Condensed Consolidating Results of Operations
Income tax provision (benefit)	$(58.3)	$46.9	$11.4	$—	$—
Equity earnings of subsidiaries	(58.3)	(11.4)	—	69.7	—
Net income (loss)	—	(58.3)	(11.4)	69.7	—
Comprehensive income (loss)	—	(58.3)	(11.4)	69.7	—

	Six months ended June 30, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
(in millions)	Increase/(Decrease)
Condensed Consolidating Results of Operations
Income tax provision (benefit)	$(96.9)	$77.8	$19.1	$—	$—
Equity earnings of subsidiaries	(96.9)	(19.1)	—	116.0	—
Net income (loss)	—	(96.9)	(19.1)	116.0	—
Comprehensive income (loss)	—	(96.9)	(19.1)	116.0	—

	Three months ended September 30, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
(in millions)	Increase/(Decrease)
Condensed Consolidating Results of Operations
Income tax provision (benefit)	$(70.1)	$50.3	$19.8	$—	$—
Equity earnings of subsidiaries	(70.1)	(19.8)	—	89.9	—
Net income (loss)	—	(70.1)	(19.8)	89.9	—
Comprehensive income (loss)	—	(70.1)	(19.8)	89.9	—

	Nine months ended September 30, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
(in millions)	Increase/(Decrease)
Condensed Consolidating Results of Operations
Income tax provision (benefit)	$(167.0)	$128.1	$38.9	$—	$—
Equity earnings of subsidiaries	(167.0)	(38.9)	—	205.9	—
Net income (loss)	—	(167.0)	(38.9)	205.9	—
Comprehensive income (loss)	—	(167.0)	(38.9)	205.9	—

The condensed consolidating statement of cash flows in the condensed consolidating financial data for the nine months ended September 30, 2012, was revised to correct the classification of intercompany financing activities. The effect of the revisions, which the Company determined were not material to the related financial statements, on the previously reported amounts are as follows:

	Nine months ended September 30, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
(in millions)	Increase/(Decrease)
Condensed Consolidating Statements of Cash Flows
Net cash provided by (used in) operating activities, net	$—	$10.5	$—	$(10.5)	$—
Net cash provided by (used in) financing activities	—	(10.5)	—	10.5	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures the Company makes on related subjects in its Forms 10-K, 10-Q and 8-K reports to the United States Securities and Exchange Commission (“SEC”). Please see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for a list of factors which could cause the Company’s actual results to differ materially from those projected in the Company’s forward-looking statements and certain risks and uncertainties that may affect the operations, performance and results of the Company’s businesses. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

The Outdoor Solutions segment manufactures or sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas grills, lanterns and flashlights, propane fuel, sleeping bags, tents and water recreation products such as inflatable boats, kayaks and tow-behinds. The Outdoor Solutions segment is also a leading provider of fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, Penn®, Pflueger®, Sebile®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, softball, football, basketball, field hockey and lacrosse products are sold under brand names such as deBeer®, Gait®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas®, Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Helium®, Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as CAPP3L®, Ex Officio®, K2®, Marker®, Marmot®, Planet Earth®, Ride®, Völkl® and Zoot®, and premium air beds under brand names including Aero®, Aerobed® and Aero Sport®. The Outdoor Solutions Segment also sells a variety of products sold internationally under brand names such as Campingaz®, Esky®, Greys®, Hardy® and Invicta®.

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

Summary of Significant 2013 Activities

•	On October 3, 2013, the Company acquired Yankee Candle Investments LLC (“Yankee Candle”), a leading specialty-branded premium scented candle company.

•	On October 3, 2013, the Company entered into an amendment to its senior secured credit facility (the “Facility”) which resulted in, among other things, the Company borrowing an additional $750 million (see “Capital Resources”).

•	In September 2013, pursuant to a public offering of its common stock, the Company completed an equity offering of 16.5 million newly-issued shares of common stock at $47.00 per share. The net proceeds to the Company, after the payment of underwriting discounts and other expenses of the offering, were approximately $745 million. The proceeds were used to fund a portion of the acquisition of Yankee Candle.

•	In June 2013, the Company completed a private offering for the sale of $265 million aggregate principal amount of 1 1⁄2% senior subordinated convertible notes due 2019 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and received net proceeds of approximately $259 million, after deducting fees and expenses.

•	On March 18, 2013, the Company consummated a 3-for-2 stock split in the form of a stock dividend of one additional share of common stock for every two shares of common stock. The Company retained the current par value of $0.01 per share for all common shares. All references to the number of shares outstanding, issued shares, per share amounts and restricted stock and stock option data of the Company’s common shares have been restated to reflect the effect of the stock split for all periods presented in the Company’s accompanying condensed consolidated financial statements and footnotes thereto. Stockholders’ equity reflects the effect of the stock split by reclassifying from additional paid-in capital to common stock, an amount equal to the par value of the additional shares resulting from the stock split.

•	In March 2013, the Company commenced a cash tender offer (the “Tender Offer”) to purchase any and all of the outstanding principal amount of its 8% Senior Notes due 2016 (the “Notes”). In March 2013, pursuant to the Tender Offer, the Company repurchased approximately $168 million aggregate principal amount of the Notes for total consideration, excluding accrued interest, of $176 million. The remaining $132 million aggregate principal amount of the Notes was repurchased on May 1, 2013 for total consideration, excluding accrued interest, of $137 million (the “Redemption”).

•	In March 2013, the Company entered into an amendment to the Facility, which resulted in, among other things, lowering the spread on the term loan A and term loan B facilities and the Company borrowing an additional $250 million under the existing senior secured term loan A portion of the Facility (see “Capital Resources”).

•	In February 2013, the Company’s Board of Directors (the “Board”) authorized an increase in the then available amount under the Company’s existing stock repurchase program (the “Stock Repurchase Program”) to allow for the repurchase of up to $500 million in aggregate of the Company’s common stock.

•	On February 28, 2013, in conjunction with such increase and pursuant to the Stock Repurchase Program, the Company entered into accelerated stock repurchase agreements (collectively, the “ASR Agreement”) to repurchase an aggregate of $250 million of its common stock (see “Capital Resources”).

Acquisitions

Consistent with the Company’s historical acquisition strategy, to the extent the Company pursues future acquisitions, the Company intends to focus on businesses with product offerings that provide geographic or product diversification, or expansion into related categories that can be marketed through the Company’s existing distribution channels or provide the Company with new distribution channels for its existing products, thereby increasing marketing and distribution efficiencies. Furthermore, the Company expects that acquisition candidates would demonstrate a combination of attractive margins, strong cash flow characteristics, category leading positions and products that generate recurring revenue. The Company anticipates that the fragmented nature of the consumer products market will continue to provide opportunities for growth through strategic acquisitions of complementary businesses. However, there can be no assurance that the Company will complete an acquisition in any given year or that any such acquisition will be significant or successful. The Company will only pursue a candidate when it is deemed to be fiscally prudent and meets the Company’s acquisition criteria. The Company anticipates that any future acquisitions would be financed through any combination of cash on hand, operating cash flow, availability under its existing credit facilities and new capital market offerings.

2013 Activity

On October 3, 2013, the Company acquired Yankee Candle, a leading specialty-branded premium scented candle company (the “YCC Acquisition”). The total value of the YCC Acquisition, including debt assumed and/or repaid, was approximately $1.8 billion, subject to adjustment. The YCC Acquisition is expected to extend the Company’s portfolio of market-leading, consumer brands in niche, seasonal staple categories, while creating opportunities in cross-selling and broadening the global distribution platform. The YCC Acquisition, which is expected to enhance the Company’s overall margin profile, is consistent with the Company’s disciplined acquisition criteria of purchasing leading, niche consumer-oriented brands with attractive cash flows and strong management. Yankee Candle will be reported in the Company’s Branded Consumables segment and will be included in the Company’s results of operations from October 3, 2013.

During 2013, the Company completed one tuck-in acquisition that by nature was complementary to the Company’s core businesses and from an accounting standpoint was not significant.

2012 Activity

During 2012, the Company completed three tuck-in acquisitions that by nature were complementary to the Company’s core businesses and from an accounting standpoint were not significant.

Venezuela Operations

On February 8, 2013, the Venezuelan government announced its intention to further devalue the Bolivar relative to the U.S. dollar. As a result of the devaluation, the official exchange rate changed to 6.30 Bolivars per U.S. dollar for imported goods. As such, beginning in February 2013, the financial statements of the Company’s subsidiaries in Venezuela will be remeasured, and will be reflected in the Company’s consolidated financial statements, at the official exchange rate of 6.30 Bolivars per U.S. dollar. The higher official exchange rate will negatively impact the ongoing revenue and operating profit for the Company’s Venezuela operations. During the nine months ended September 30, 2013, the Company recorded $29.0 million of devaluation-related charges related to its Venezuela operations, which are almost entirely comprised of a non-cash charge related to the write-down of monetary assets due to the change in the official exchange rate. These charges are included in selling, general and administrative expenses (“SG&A”).

Translating the results of operations for the Venezuela subsidiaries in 2012 using the 6.30 Bolivars per U.S. dollar official exchange rate versus the actual official exchange rate in effect during 2012 of 4.30 Bolivars per U.S. dollar, would have reduced the Company’s 2012 consolidated net sales by less than 1%. At September 30, 2013, the Company’s subsidiaries operating in Venezuela have approximately $15 million in cash denominated in U.S. dollars and cash of approximately $59 million held in Bolivars converted at the official exchange rate. There are currency exchange controls in Venezuela which limit the ability of the Company’s subsidiaries in Venezuelan to distribute or transfer U.S. dollars outside Venezuela.

Results of Operations—Comparing 2013 to 2012

	Net Sales		Operating Earnings (Loss)
	Three months ended September 30,		Three months ended September 30,
(in millions)	2013	2012	2013	2012
Outdoor Solutions	$670.6	$657.6	$66.9	$66.4
Consumer Solutions	537.4	509.6	71.2	64.0
Branded Consumables	511.1	459.0	74.9	60.1
Process Solutions	102.4	97.6	8.7	9.9
Corporate	—	—	(27.4)	(31.6)
Intercompany eliminations	(20.7)	(17.9)	—	—

	$1,800.8	$1,705.9	$194.3	$168.8

Note: Changes in net sales on a currency neutral basis that are presented hereafter are provided to enhance visibility of the underlying operations by excluding the impact of foreign currency translation.

Three Months Ended September 30, 2013 versus the Three Months Ended September 30, 2012

Net sales for the three months ended September 30, 2013 increased $94.9 million, or 5.6%, to $1.8 billion versus the same period in the prior year. Excluding the impact of acquisitions (approximately 2%), net sales on a currency-neutral basis increased approximately 6%, primarily due to increased sell-through in certain product categories, expanded product offerings and increased demand internationally in certain product categories, partially offset by weakness in certain product categories. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 2%.

Net sales in the Outdoor Solutions segment increased $13.0 million, or 2.0%. Net sales on a currency-neutral basis increased approximately 4%, primarily due to increased sales in the camping and outdoor, fishing and team sports businesses, which provided an increase in net sales of approximately 6%, largely related to expanded product offerings, increased point of sale and distribution for certain products, increased demand internationally in certain product categories, primarily in Europe and Latin America and increased inventory reorders at certain mass market retailers, partially offset by decreased sales in certain other businesses, primarily the winter sports business, largely due to lower seasonal demand. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 2%.

Net sales in the Consumer Solutions segment increased $27.8 million, or 5.5%. Excluding the impact of acquisitions (approximately 1%), net sales on a currency-neutral basis increased approximately 7%. The increase is primarily due to increased demand internationally, primarily in Latin America, which contributed to an increase in net sales of approximately 5%, primarily due to increased point of sale, improved product distribution and successful pricing strategies and an increase of approximately 2% in domestic net sales, primarily due to an increase in sales in certain personal care and wellness categories. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 3%.

Net sales in the Branded Consumables segment increased $52.1 million, or 11.4%. Excluding the impact of acquisitions (approximately 5%), net sales on a currency-neutral basis increased approximately 6%, primarily due to increased sales in the baby care, home care, leisure and entertainment and safety and security businesses, largely related to increased sales in the food preservation category, primarily due to increased point of sale, as well as increased sales in certain products in the safety and security category in part due to increased demand at certain mass market retailers.

Net sales in the Process Solutions segment increased 4.9% on a period-over-period basis, primarily due to increased coinage sales.

Cost of Sales

Cost of sales increased $72.7 million, or 6.0%, to $1.3 billion for three months ended September 30, 2013 versus the same prior year period. The increase is primarily due to the cost of sales impact of higher net sales (approximately $87 million), partially offset by foreign currency translation (approximately $19 million). Cost of sales as a percentage of net sales for the three months ended September 30, 2013 and 2012 was 70.9% and 70.6%, respectively.

Selling, General And Administrative Costs

SG&A increased $3.0 million, or 0.9%, to $326 million for the three months ended September 30, 2013 versus the same prior year period. The impact of an increase in marketing and product development costs (approximately $10 million) related to the Company’s investment in brand equity and the impact of acquisitions (approximately $8 million) was mostly offset by other items, including favorable foreign currency translation of approximately $5 million.

Operating Earnings

Operating earnings for the three months ended September 30, 2013 in the Outdoor Solutions segment increased $0.5 million, or 0.8%, versus the same prior year period, primarily due to a decrease in reorganization costs (approximately $8 million), partially offset by an increase in SG&A (approximately $3 million) and a decrease in gross margin (approximately $4 million), primarily due to slightly lower gross margins, net of the gross margin impact of higher sales. Operating earnings for the three months ended September 30, 2013 in the Consumer Solutions segment increased $7.2 million, or 11.3%, versus the same prior year period, primarily due to a gross profit increase (approximately $10 million), driven by the gross margin impact of higher sales, partially offset by an increase in reorganization costs (approximately $2 million). Operating earnings for the three months ended September 30, 2013 in the Branded Consumables segment increased $14.8 million, or 24.6%, versus the same prior year period, primarily due to an increase in gross profit (approximately $18 million), mostly due to the gross margin impact of higher sales, partially offset by an increase in SG&A (approximately $3 million). Operating earnings in the Process Solutions segment for the three months ended September 30, 2013 decreased $1.2 million, or 12.1%, versus the same prior year period, primarily due to a decrease in gross profit, in part due to slightly lower gross margins.

Interest Expense

Net interest increased $1.4 million to $47.5 million for the three months ended September 30, 2013 versus the same prior year period, primarily due to higher average debt levels, partially offset by a decrease in the weighted average interest rate for 2013 to 4.3% from 5.1% in 2012.

Income Taxes

The Company’s reported tax rate for the three months ended September 30, 2013 and 2012 was 35.4% and 37.3%, respectively. The difference from the statutory tax rate to the reported tax rate for the three months ended September 30, 2013 results principally from U.S. tax expense recognized on transaction-related costs ($1.3 million). The increase from the statutory tax rate to the reported tax rate for the three months ended September 30, 2012 results principally from tax expense related to certain foreign tax audit adjustments.

Net Income

Net income for the three months ended September 30, 2013 increased $18.0 million to $94.9 million versus the same prior year period. For the three months ended September 30, 2013 and 2012, earnings per diluted share were $0.85 and $0.66, respectively. The increase in net income was primarily due to the gross margin impact of higher sales and a decrease in reorganization costs ($6.3 million).

Nine Months Ended September 30, 2013 versus the Nine Months Ended September 30, 2012

	Net Sales		Operating Earnings (Loss)
	Nine months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Outdoor Solutions	$2,106.6	$2,075.0	$198.0	$209.5
Consumer Solutions	1,343.2	1,260.5	161.3	145.3
Branded Consumables	1,443.1	1,300.7	179.5	157.8
Process Solutions	307.2	292.7	34.7	29.6
Corporate	—	—	(143.1)	(95.5)
Intercompany eliminations	(59.8)	(52.0)	—	—

	$5,140.3	$4,876.9	$430.4	$446.7

Note: Changes in net sales on a currency neutral basis that are presented hereafter are provided to enhance visibility of the underlying operations by excluding the impact of foreign currency translation.

Net sales for the nine months ended September 30, 2013 increased $263 million, or 5.4%, to $5.1 billion versus the same period in the prior year. Excluding the impact of acquisitions (approximately 2%), net sales on a currency-neutral basis increased approximately 5%, primarily due to increased sell-through in certain product categories, expanded product offerings and increased demand internationally in certain product categories, partially offset by weakness in certain product categories and decreased demand in Europe due to unfavorable economic conditions. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 2%.

Net sales in the Outdoor Solutions segment increased $31.6 million, or 1.5%. Net sales on a currency-neutral basis increased approximately 3%, primarily due to increased sales in the camping and outdoor, fishing and technical apparel businesses, which provided an increase in net sales of approximately 4%, largely related to expanded product offerings, increased point of sale and distribution for certain products, partially offset by decreased sales in certain other businesses, primarily the winter sports business, due to lower seasonal demand. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 2%.

Net sales in the Consumer Solutions segment increased $82.7 million, or 6.6%. Excluding the impact of acquisitions (approximately 3%), net sales on a currency-neutral basis increased approximately 6%. The increase is primarily due to increased demand internationally, primarily in Latin America, which contributed to an increase in net sales of approximately 5%, primarily due to increased point of sale, improved product distribution and successful pricing strategies and an increase of approximately 1% in domestic net sales, primarily due to an increase in sales in certain personal care and wellness categories offset in part by a decline in sales in certain small appliance categories. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 3%.

Net sales in the Branded Consumables segment increased $142.4 million, or 11.0%. Excluding the impact of acquisitions (approximately 5%), net sales on a currency-neutral basis increased approximately 5%, primarily due to increased sales in the baby care, home care and leisure and entertainment businesses largely related to increased sales in certain product categories, including the food preservation category, primarily due to increased point of sale; certain products in the safety and security category in part due to increased demand at certain mass market retailers; and the firelog category whose sales were negatively affected in 2012 due to unfavorable weather conditions.

Net sales in the Process Solutions segment increased 5% on a period-over-period basis, primarily due to increased sales within each of its business units.

Cost of Sales

Cost of sales increased $200 million, or 5.8%, to $3.7 billion for nine months ended September 30, 2013 versus the same prior year period. The increase was primarily due to the cost of sales impact of higher net sales (approximately $240 million), partially offset by foreign currency translation (approximately $53 million). Cost of sales as a percentage of net sales for the nine months ended September 30, 2013 and 2012 was 71.2% and 70.9%, respectively.

Selling, General And Administrative Costs

SG&A increased $84.4 million, or 8.8%, to $1.0 billion for the nine months ended September 30, 2013 versus the same prior year period. The change is primarily due to the Venezuela devaluation-related charges (approximately $29 million), an increase in stock-based compensation (approximately $20 million) and the impact of acquisitions (approximately $26 million). Favorable foreign currency translation (approximately $16 million) was essentially offset by other items.

Operating Earnings

Operating earnings for the nine months ended September 30, 2013 in the Outdoor Solutions segment decreased $11.5 million, or 5.5%, versus the same prior year period, primarily due to an increase in SG&A (approximately $12 million), a decrease in gross profit (approximately $7 million), primarily due to slightly lower gross margins, net of the gross margin impact of higher sales, partially offset by a decrease in reorganization costs (approximately $8 million). Operating earnings for the nine months ended September 30, 2013 in the Consumer Solutions segment increased $16.0 million, or 11.0%, versus the same prior year period, primarily due to a gross profit increase (approximately $30 million), primarily due to the gross margin impact of higher sales and improved gross margins, partially offset by an increase in SG&A ($11 million) and an increase in reorganization costs (approximately $3 million). Operating earnings for the nine months ended September 30, 2013 in the Branded Consumables segment increased $21.7 million, or 13.8%, versus the same prior year period, primarily due to an increase in gross profit (approximately $35 million), in part due to the gross margin impact of higher sales, partially offset by an increase in SG&A (approximately $13 million). Operating earnings in the Process Solutions segment for the nine months ended September 30, 2013 increased $5.1 million, or 17.2%, versus the same prior year period, primarily due to an increase in gross profit, due to higher sales and improved gross margins.

Interest Expense

Net interest increased $7.5 million to $143 million for the nine months ended September 30, 2013 versus the same prior year period, primarily due to higher average debt levels, partially offset by a decrease in the weighted average interest rate for 2013 to 4.5% from 5.2% in 2012.

Income Taxes

The Company’s reported tax rate for the nine months ended September 30, 2013 and 2012 was 36.1% and 37.2%, respectively. The difference from the statutory tax rate to the reported tax rate for the nine months ended September 30, 2013 results principally from an addition to the tax contingency reserve attributable to a foreign tax audit ($2.5 million). The increase from the statutory tax rate to the reported tax rate for the nine months ended September 30, 2012 results principally from U.S. tax expense related to the taxation of foreign income and tax expense related to foreign tax audit adjustments.

Net Income

Net income for the nine months ended September 30, 2013 decreased $28.3 million to $166.9 million versus the same prior year period. For the nine months ended September 30, 2013 and 2012, earnings per diluted share were $1.51 and $1.63, respectively. The decrease in net income was primarily due to the Venezuela devaluation-related charges ($29.0 million) and the loss on the extinguishment of debt related to the Tender Offer and the Facility amendment in March 2013 ($25.9 million), partially offset by the gross margin impact of higher sales. On a period-over-period basis, the diluted weighted average shares outstanding decreased approximately 8%, primarily due a reduction in the Company’s common shares outstanding due to the common shares repurchased pursuant to the Stock Repurchase Program.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

At September 30, 2013, the Company had cash and cash equivalents of $1.6 billion, of which approximately $394 million was held by the Company’s non-U.S. subsidiaries. Approximately $1.1 billion of the cash on hand at September 30, 2013 was used to fund the YCC Acquisition. The Company believes that its cash and cash equivalents, cash generated from operations and the availability under the Facility, the securitization facility and the credit facilities of certain foreign subsidiaries as of September 30, 2013 provide sufficient liquidity to support working capital requirements, planned capital expenditures, debt obligations, completion of current and future reorganization programs and pension plan contribution requirements for the foreseeable future.

Cash Flows from Operating Activities

Net cash provided by operating activities was $63.2 million and $81.4 million for the nine months ended September 30, 2013 and 2012, respectively. The change is primarily due to unfavorable working capital changes, in part due to comparatively higher seasonal inventory levels in certain businesses and the corresponding effect on accounts payable due to the timing of purchases for both comparable period-ends, as inventory levels at September 30, 2013 were approximately 3.5% higher than the comparable prior period-end, partially offset by a period-over-period decrease in cash paid for taxes (approximately $25 million).

Cash Flows from Financing Activities

Net cash provided by financing activities was $604 million and $212 million for the nine months ended September 30, 2013 and 2012, respectively. The change is primarily due to the period-over-period change in the issuance/repurchase of common stock, net ($1.0 billion), partially offset by decrease in the proceeds from the issuance of long-term debt in excess of payments on long-term debt ($496 million) and the period-over-period decrease in the net change in short-term debt ($94.9 million).

Cash Flows from Investing Activities

Net cash used in investing activities was $121 million and $222 million for the nine months ended September 30, 2013 and 2012, respectively. Cash used for the acquisition of businesses, net of cash acquired for the nine months ended September 30, 2013 decreased $143 million versus the same prior year period. For the nine months ended September 30, 2013, capital expenditures were $116 million versus $76.9 million for the same prior year period. The Company expects to maintain capital expenditures at an annualized run-rate in the range of approximately 2.0% to 2.5% of net sales.

CAPITAL RESOURCES

In October 2013, the Company entered into an amendment to the Facility, which resulted in, among other things, the Company borrowing an additional $750 million under a new senior secured term loan B1 facility that matures in September 2020 and bears interest at LIBOR plus a spread of 275 basis points. The proceeds were used to fund a portion of the YCC Acquisition.

In June 2013, the Company completed a private offering for the sale of $265 million aggregate principal amount of 1 1⁄2% senior subordinated convertible notes due 2019 (the “Convertible Notes”) to qualified institutional buyers pursuant to Rule 144A under the

Securities Act, and received net proceeds of approximately $259 million, after deducting fees and expenses. The proceeds will be used for general corporate purposes. The conversion rate is approximately 17.1 shares of the Company’s common stock (subject to customary adjustments, including in connection with a fundamental change transaction) per $1 thousand principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $58.46 per share. The Convertible Notes are not subject to redemption at the Company’s option prior to the maturity date. Prior to March 1, 2019, the Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the second scheduled trading day immediately preceding the maturity date. If the Company undergoes a fundamental change (as defined in the Indenture) prior to maturity, holders of the Convertible Notes will have the right, at their option, to require the Company to repurchase for cash some or all of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes being repurchased, plus accrued and unpaid interest.

In March 2013, the Company entered into an amendment to the Facility, which resulted in, among other things, lowering the spread on the term loan A and term loan B facilities and the Company borrowing an additional $250 million under the existing senior secured term loan A portion of the Facility that matures in March 2016 and bears interest at LIBOR plus a spread of 200 basis points. Additionally, following the amendment, the existing senior secured term loan B portion of the Facility, which matures in March 2018, bears interest at LIBOR plus a spread of 250 basis points. The proceeds were used, in part, to fund the Tender Offer and the Redemption.

At September 30, 2013, there was no amount outstanding under the Company’s $250 million senior secured revolving credit facility (the “Revolver”) that matures in 2016. The Revolver bears interest at certain selected rates, including LIBOR plus a spread of 200 basis points. At September 30, 2013, commitment fees on unused balances were 0.38% per annum.

In October 2013, the Company entered into an amendment to its securitization facility that, in part, increased maximum borrowings from $400 million to $500 million and extended the maturity until October 2016. Following the amendment, the borrowing rate margin is 0.80% and the unused line fee is 0.40% per annum. At September 30, 2013, the securitization facility had outstanding borrowings totaling $378 million.

At September 30, 2013, net availability under the Revolver and the Securitization Facility was approximately $232 million, after deducting approximately $40 million of outstanding standby and commercial letters of credit.

Certain foreign subsidiaries of the Company maintain working capital lines of credits with their respective local financial institutions for use in operating activities. At September 30, 2013, the aggregate amount available under these lines of credit totaled approximately $107 million.

The Company was not in default of any of its debt covenants at September 30, 2013.

In September 2013, pursuant to a public offering of its common stock, the Company completed an equity offering of 16.5 million newly-issued shares of common stock at $47.00 per share. The net proceeds to the Company, after the payment of underwriting discounts and other expenses of the offering, were approximately $745 million. The proceeds were used to fund a portion of the YCC Acquisition.

On February 28, 2013, in conjunction with such increase and pursuant to the Stock Repurchase Program, the Company entered into the ASR Agreement to repurchase an aggregate of $250 million of its common stock. Pursuant to the ASR Agreement, the Company paid $250 million for the repurchase of its common stock. During the three months ended September 30, 2013, the ASR was finalized in accordance with its settlement provisions and an additional 0.1 million shares were delivered to the Company. During the nine months ended September 30, 2013, approximately 5.6 million shares valued at $250 million or $44.45 per share, have been delivered under the ASR Agreement and are included in treasury stock. At September 30, 2013, approximately $250 million remains available under the Stock Repurchase Program.

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

At September 30, 2013, the Company had $1.2 billion notional amount outstanding in swap agreements, which include $500 million and $250 million notional amount of forward-starting swaps that will become effective commencing December 31, 2013 and 2015, respectively, that exchange a variable rate of interest (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through December 2017. At September 30, 2013, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swaps, was approximately 1.6%. The effective portion of the after-tax fair value gains or losses on these swaps is included as a component of AOCI.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through June 2015. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At September 30, 2013, the Company had approximately $500 million notional amount outstanding of foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, which include forward foreign currency contracts and foreign currency options, to mitigate the foreign currency exposure of certain other foreign currency transactions. At September 30, 2013, the Company had approximately $290 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through December 2014. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty, and in certain instances, allow the Company to benefit should the cost of the commodity fall below certain dollar thresholds. At September 30, 2013, the Company had approximately $4 million notional amount outstanding of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through March 2014. Fair market value gains or losses are included in the results of operations and are classified in cost of sales.

The following table presents the fair value of derivative financial instruments as of September 30, 2013:

September 30, 2013
(in millions)	Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(6.2)
Foreign currency contracts	2.4

Subtotal	(3.8)

Derivatives not designated as effective hedges:
Foreign currency contracts	(0.2)
Commodity contracts	0.3

Subtotal	0.1

Total	$(3.7)

Net Investment Hedge

The Company has designated approximately €109 million of the principal balance of its Euro-denominated 7 1⁄2% senior subordinated notes due 2020, with an aggregate principal balance of €150 million, as a net investment hedge (the “Hedging Instrument”) of the foreign currency exposure of its net investment in certain Euro-denominated subsidiaries. Foreign currency gains and losses on the Hedging Instrument are included as a component of AOCI.

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

On February 28, 2013, in conjunction with such increase and pursuant to the Company’s existing stock repurchase program (the “Stock Repurchase Program”), the Company entered into accelerated stock repurchase agreements (collectively, the “ASR

Agreement”) to repurchase an aggregate of $250 million of its common stock. Pursuant to the ASR Agreement, the Company paid $250 million for the repurchase of its common stock. During the three months ended September 30, 2013, the ASR was finalized in accordance with its settlement provisions and an additional 0.1 million shares were delivered to the Company. During the nine months ended September 30, 2013, approximately 5.6 million shares valued at $250 million or $44.45 per share, have been delivered under the ASR Agreement and are included in treasury stock. At September 30, 2013, approximately $250 million remains available under the Stock Repurchase Program.

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit	Description

2.1	The Unit Purchase Agreement, dated September 3, 2013, by and among Yankee Candle Group LLC, Jarden Corporation, Yankee Candle Investments LLC and the other parties hereto (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on September 4, 2013, and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 15, 2005, and incorporated herein by reference).

3.4	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 17, 2011, and incorporated herein by reference).

3.5	Second Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 17, 2011, and incorporated herein by reference).

10.1	Amendment No. 3 to Credit Agreement, dated as of September 3, 2013, among Jarden Corporation, as the US Borrower, Jarden Lux Holdings S.à r.l., Jarden Lux S.à r.l., and Jarden Lux Finco S.à r.l., collectively as the Luxembourg Borrower, Barclays Bank PLC, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 9, 2013, and incorporated herein by reference).

10.2	Consent, Agreement and Affirmation of Guaranty and Pledge and Security Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 9, 2013, and incorporated herein by reference).

10.3	Amendment No. 4 to Credit Agreement, dated as of October 3, 2013, among Jarden Corporation, as the US Borrower, Jarden Lux Holdings S.à r.l., Jarden Lux S.à r.l., and Jarden Lux Finco S.à r.l., collectively as the Luxembourg Borrower, Barclays Bank PLC, as administrative agent and collateral agent, and each incremental lender identified on the signature pages thereto (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on October 9, 2013, and incorporated herein by reference).

10.4	Consent, Agreement and Affirmation of Guaranty and Pledge and Security Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on October 9, 2013, and incorporated herein by reference).

10.5	Amendment No. 1 to the Third Amended and Restated Loan Agreement, dated as of October 10, 2013, among Jarden Corporation, as servicer; Jarden Receivables, LLC, as borrower; SunTrust Bank, as a lender, PNC Bank, National Association, as a lender and Wells Fargo Bank, National Association, as a lender and issuer of letters of credit, and SunTrust Robinson Humphrey, Inc., as administrator, together with the Reaffirmation, Acknowledgement and Consent of Performance Guarantor thereunder executed by Jarden Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 16, 2013, and incorporated herein by reference).

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) and Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2013
JARDEN CORPORATION
(Registrant)

By:	/s/ James L. Cunningham III
Name:	James L. Cunningham III
Title:	Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) and Notes to Condensed Consolidated Financial Statements.

*	Filed herewith