Form 10-K
period 2013-12-31
JARDEN CORP
filed 2014-03-03
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-13665

Jarden Corporation

(Exact name of registrant as specified in its charter)

Delaware	35-1828377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 North Military Trail, Boca Raton, FL	33431
(Address of principal executive offices)	(Zip code)

(561) 447-2520

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒

As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4.7 billion based upon the closing market price on such date as reported on the New York Stock Exchange.

All (i) executive officers and directors of the registrant and (ii) all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock who hold 10% or more of the registrant’s outstanding common stock, have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

There were approximately 133,048,000 shares outstanding of the registrant’s common stock, par value $0.01 per share, as of February 18, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report will be set forth in and, incorporated herein by reference to the Company’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which is anticipated to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days following the end of the Company’s fiscal year ended December 31, 2013.

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

We are a leading provider of a diverse range of consumer products with a portfolio of over 120 trusted, quality brands sold globally. We operate in three primary business segments through a number of well recognized brands, including: Outdoor Solutions: Abu Garcia®, AeroBed®, Berkley®, Campingaz® and Coleman®, ExOfficio®, Fenwick®, Gulp!®, Invicta®, K2®, Madshus®, Marker®, Marmot®, Mitchell®, PENN®, Rawlings®, Ride®, Sevylor®, Shakespeare®, Stearns®, Stren®, Trilene®, Völkl®, Worth® and Zoot®; Consumer Solutions: Bionaire®, Breville®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam®, VillaWare® and White Mountain®; and Branded Consumables: Ball®, Bee®, Bernardin®, Bicycle®, Billy Boy®, Crawford®, Diamond®, Dicon®, Fiona®, First Alert®, First Essentials®, Hoyle®, Kerr®, Lehigh®, Lifoam®, Lillo®, Loew-Cornell®, Mapa®, NUK®, Pine Mountain®, ProPak®, Quickie®, Spontex®, Tigex® and Yankee Candle®. Our growth strategy is based on introducing new products, as well as on expanding existing product categories, which is supplemented through opportunistically acquiring businesses that reflect our core strategy, often with highly-recognized brands within the categories they serve, innovative products and multi-channel distribution.

We have achieved leading market positions in a number of niche categories by selling branded products through a variety of distribution channels, including club, department store, drug, grocery, mass merchant, sporting goods and specialty retailers, as well as direct to consumers. By leveraging our strong brand portfolio, category management expertise and customer service focus, we have established and continue to maintain long-term relationships with leading retailers within these channels and are currently the category manager at certain of these retailers in certain product categories. Moreover, several of our leading brands, such as Ball®, Bee®, Bicycle®, Coleman®, deBeer®, Diamond®, Hodgman®, Madshus®, Pflueger®, Rawlings®, Shakespeare®, Sunbeam®, Tubbs®, Völkl® and Worth® have been in continuous use for over 100 years. We continue to strive to expand our existing customer relationships and attract new customers by introducing new product line extensions and entering new product categories.

Acquisitions

2013 Activity

On October 3, 2013, the Company acquired Yankee Candle Investments LLC (“Yankee Candle”), a leading specialty-branded premium scented candle company (the “YCC Acquisition”). The total value of the YCC Acquisition, including debt assumed and/or repaid, was approximately $1.8 billion, subject to adjustment. The YCC Acquisition is expected to extend the Company’s portfolio of market-leading, consumer brands in niche, seasonal staple categories, while creating opportunities in cross-selling and broadening the Company’s global distribution platform. The YCC Acquisition, which is expected to enhance the Company’s overall margin profile, is consistent with the Company’s disciplined acquisition criteria of purchasing leading, niche consumer-oriented brands with attractive cash flows and strong management. Yankee Candle will be reported in the Company’s Branded Consumables segment and was included in the Company’s results of operations from October 3, 2013.

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

Business Segments

We operate three primary business segments: Outdoor Solutions, Consumer Solutions and Branded Consumables.

Outdoor Solutions

The Outdoor Solutions segment manufactures or sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas grills, lanterns and flashlights, sleeping bags, tents and water recreation products such as inflatable boats, kayaks and personal flotation devices. The Outdoor Solutions segment is also a leading provider of fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, PENN®, Pflueger®, Sebile®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, basketball, football, lacrosse and softball products are sold under brand names such as deBeer®, Gait®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas®, Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Helium®, Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as CAPP3L®, Ex Officio®, K2®, Marker®, Marmot®, Planet Earth®, Ride®, Völkl® and Zoot®, and premium air beds under the AeroBed® brand. The Outdoor Solutions Segment also sells a variety of products sold internationally under brand names such as Campingaz®, Esky®, Greys®, Hardy® and Invicta®.

A summary of the well-known brand names we sell through the Outdoor Solutions segment follows:

Principal Owned Brands	Principal Products
Coleman®, Campingaz®, Esky® and Invicta®	Camping and outdoor equipment

Abu Garcia®, All Star®, Berkley®, Fenwick®, Greys®, Gulp!®, Hardy®, JRC™, Mitchell®, PENN®, Pflueger®, Sebile®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®	Fishing equipment

deBeer®, Gait®, Miken®, Rawlings® and Worth®	Team sports equipment

Atlas®, Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®	Alpine and Nordic skiing, snowboarding, snowshoeing and in-line skating equipment

Helium®, Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®	Personal flotation devices, water sports equipment and all-terrain vehicle gear

AeroBed® and Coleman®	Inflatable air beds and accessories

CAPP3L®, Ex Officio®, K2®, Marker®, Marmot®, Planet Earth®, Ride®, Völkl® and Zoot®	Technical and outdoor apparel and equipment

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

In addition to brand development, we are focused on expanding our licensing strategy to enhance brand exposure and brand equity through appropriate product extensions, while generating incremental revenue and recognition. We believe we have an objective and targeted image of high quality and excellent value. We also have licensing agreements for our products with brands of the National Football League®, Major League Baseball®, National Hockey League®, National Basketball Association® and National Collegiate Athletic Association®, as well as with various individual collegiate athletics departments. We utilize these licensing rights to market and distribute products across a number of categories.

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

Raw Materials and Sourcing of Product

Our primary raw materials include aluminum, copper, corrugated cardboard for packaging, electrical components, plastic resin, steel, urethane and various textiles and fabrics. Plastic resin and urethane are components in coolers and plastic resin is also a component of several other Outdoor Solutions products. Steel is a predominate component of our products. These raw materials are purchased from regular commercial suppliers and are available from multiple sources in quantities sufficient to meet normal requirements. The supply and demand for these key raw materials are subject to cyclical and other market factors.

We also purchase a substantial number of finished products from various suppliers, but are not heavily dependent upon a single supplier for our sourced products in total.

Intellectual Property

The principal trademarks consist of Abu Garcia®, AeroBed®, Berkley®, Campingaz®, Coleman®, K2®, Marmot®, Rawlings®, Shakespeare® and Völkl®. We believe our principal trademarks in the Outdoor Solutions segment have high levels of brand name recognition among retailers and consumers throughout Asia, Europe, Latin America and North America. In addition, we believe our brands have an established reputation for quality, reliability and value. We monitor and protect our brands against infringement, and we actively pursue the licensing of our trademarks to third parties for products that complement our product lines or businesses. We hold numerous design and utility patents covering a wide variety of products, the loss of any of which would likely not have a material adverse effect on our business as a whole.

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

Consumer Solutions

The Consumer Solutions segment manufactures or sources, markets, and distributes a diverse line of household products, including kitchen appliances and home environment products. This segment maintains a strong portfolio of globally-recognized brands, including Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam® and Villaware®. The principal products in this segment include: household kitchen appliances, such as blenders, coffeemakers, irons, mixers, slow cookers, tea kettles, toasters, toaster ovens and vacuum packaging machines; home environmental products, such as air purifiers, fans, heaters and humidifiers; clippers, trimmers and other hair care products for professional use in the beauty and barber and animal categories; electric blankets, mattress pads and throws; products for the hospitality industry; and scales for consumer use. The Consumer Solutions segment also has rights to sell various small appliance products, in substantially all of Europe under the Breville® brand name.

We believe that our Consumer Solutions sales are well-diversified with respect to both geography and distribution channels. We sell a variety of branded household products including:

Principal Owned Brands	Principal Products
FoodSaver® and Seal-a-Meal®	Home vacuum packaging

Health o meter®	Scales

Mr. Coffee®	Coffeemakers and other beverage products

Breville®, Oster®, Rival® and Sunbeam®	Small appliances and personal care products

Crock-Pot®, skybar®, VillaWare® and White Mountain®	Specialty kitchen products

Bionaire®, Holmes®, Patton® and Sunbeam®	Home environment products

Sales and Marketing

Our Consumer Solutions segment has an internal sales force and marketing department that focus their efforts in those markets that require high levels of consumer understanding, market dynamics and local expertise. The team dedicates resources across the organization to focus on developing strong brands and quality products. The sales force is allocated primarily by geographic region: Asia, Canada, Europe, Latin America and the United States, with sub-groups to sell different product lines. We operate in a matrix model with the business and operational teams to ensure consistency and fulfillment of marketing strategy and establish direction for the growth priorities of the brands. Advertising and brand building activities include public relations impressions, television, radio and print advertisements, direct to consumer marketing, mobile marketing activities, online marketing, consumer promotions, consumer contests and sweepstakes, demonstrations and educational events at trade shows.

In addition to brand development, we have an extensive licensing strategy to extend the reach of the brands across categories, geographies and strategic product extensions. We believe that utilizing licensing generates high value consumer impressions that are aligned with the strategic objectives of the brands and enhances emotional relevance of the product. We believe that Crock-Pot®, Oster®, Rival® and Sunbeam® are among the leading licensed housewares brands in the consumer products industry. We also establish strategic alliances with key external brands such as Arm & Hammer®, Claritin®, Hawaiian Punch®, Keurig®, Margaritaville®, Therapedic® , and licensing agreements for our products with brands of the National Collegiate Athletic Association®, National Football League® and National Hockey League®, providing us the opportunity to broaden our consumer appeal and distribution channel penetration by leveraging their consumer recognition through exciting, differentiated products.

Distribution and Fulfillment

We utilize a combination of third-party and company-owned warehouses in Asia, Canada, Europe, Latin America and the United States to distribute our Consumer Solutions products.

Manufacturing

Our research and development department designs and engineers many of our products, collaborates with our manufacturing operations and sets strict engineering specifications for our third-party manufacturers. Additionally, the research and development team ensures our proprietary manufacturing expertise, despite outsourced production for those products we do not manufacture in company-owned facilities. We maintain control over all critical production molds. In order to ensure the quality and consistency of our products manufactured by third-party manufacturers in Asia, we employ a team of inspectors who examine the products we purchase on-site at the factories. Products are currently sourced through multiple key suppliers in Asia and the United States.

Our Consumer Solutions products are developed, designed and tested at sites around the world. The products are manufactured in owned and leased facilities in China, Latin America and North America and through third-party sourcing. In order to ensure the quality and consistency of our products manufactured by third-party manufacturers in Asia, we have sourcing operations, including product development, project management, sourcing management, supply chain and quality support in Hong Kong and mainland China.

Raw Materials and Sourcing of Product

Our primary raw materials for our in-house manufactured products include copper, glass, plastic resin, steel and various paper-related packaging materials. For all key raw materials, we generally maintain relationships with two or more vendors to ensure we have sufficient quantities available to meet our short- and long-term production requirements. We have partnered with other Jarden divisions where possible to establish new vendor relationships and consolidate, if and when possible, our order volume. We also source finished goods products from other vendors who also use many of the same materials mentioned above. Similarly, we have consolidated vendors where appropriate and expanded where necessary to take advantage of those opportunities available through our prior acquisitions.

Intellectual Property

The principal trademarks in our Consumer Solutions segment consist of Bionaire®, Breville®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Rival® and Sunbeam®. We believe our principal trademarks have high levels of brand name recognition among retailers and consumers. In addition, we believe our brands have an established reputation for quality, reliability and value. We monitor and protect our brands against infringement, and we actively pursue the licensing of our trademarks to third parties for products that complement our product lines or businesses. We also hold numerous design and utility patents covering a wide variety of products, the loss of any one of which would likely not have a material adverse effect on our business taken as a whole.

Seasonality

Sales of our Consumer Solutions products generally are strongest in the fourth quarter preceding the holiday season and may be negatively affected by unfavorable retail conditions and other market trends, as well as irregular weather patterns.

Branded Consumables

The Branded Consumables segment manufactures or sources, markets and distributes a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples, including arts and crafts paint brushes, auto air fresheners, brooms, brushes, buckets, candles, children’s card games, clothespins, collectible tins, condoms, cord, rope and twine, dusters, dust pans, feeding bottles, fencing, fire extinguishing products, firelogs and firestarters, foam coolers, fresh preserving jars and accessories, home décor accessories, home fragrance products, kitchen matches, mops, other craft items, pacifiers, plastic cutlery, playing cards and accessories, rubber gloves and related cleaning products, safes, premium scented candles and accessories, security cameras, security doors, smoke and carbon monoxide alarms, soothers, sponges, storage organizers and workshop accessories, teats, toothpicks, travel sprays, window guards and other accessories. This segment markets our products under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, Billy Boy®, BRK®, Crawford®, Diamond®, Dicon®, Fiona®, First Alert®, First Essentials®, Hoyle®, Java-Log®, KEM®, Kerr®, Lehigh®, Lifoam®, Lillo®, Loew-Cornell®, Mapa®, NUK®, Pine Mountain®, ProPak®, Quickie Green Cleaning®, Quickie Home-Pro®, Quickie Microban®, Quickie Original®, Quickie Professional®, Spontex®, Tigex®, Wellington® and Yankee Candle® brand names, among others.

We sell a variety of branded consumables products including:

Principal Owned and Licensed Brands	Principal Products
Ball®, Bernardin® and Kerr®	Fresh preserving jars and accessories

BRK®, First Alert®, Protector® and Tundra®	Home safety products

Fiona®, First Essentials®, Lillo®, NUK® and Tigex®	Baby care products

Diamond®, Mapa®, Quickie Green Cleaning®, Quickie Home-Pro®, Quickie Microban®, Quickie Original®, Quickie Professional®, Spontex® and Virulana®	Home care products

Home Classics®, Housewarmer®, Mystic Harbor®, Pure Radiance™, ScentBeads®, SoHo Living® and Yankee Candle®	Candle products, home fragrance products, auto air fresheners and home décor accessories

Billy Boy®, Blausiegel®, Fromms® and Mucambo®	Health care products

Aviator®, Bee®, Bicycle®, Hoyle® and KEM®	Playing cards and card accessories

Lehigh®, SecureLine® and Wellington®	Cord, rope and twine

Principal Owned and Licensed Brands	Principal Products
Lifoam® and ProPak®	Foam coolers, reusable ice, protective packaging and other recreational products.

Loew-Cornell® and Woodsies®	Arts and crafts products

Java-Log®, Northland®, Pine Mountain®, Starterlogg® and Superlog®	Firelogs and firestarters

Crawford® and Storehorse®	Storage organizers and workshop accessories, doors and fencing

Sales and Marketing

For our Branded Consumables sales efforts, we utilize internal sales, marketing and customer service staff, supported by a network of outside sales representatives and agents. Regional sales managers are organized by geographic area and, in some cases, customers, and are responsible for customer relations management, pricing and distribution strategies, and sales generation. Our customer-specific organized sales staff includes individuals focused on key customers and also key customer groups such as casinos, electrical distributors and personal protective equipment distributors. In addition, we market our Yankee Candle® premium scented candles and home fragrance products through a network of company-operated retail stores, primarily located in the United States and Canada. Our marketing and sales departments work closely together to develop pricing and distribution strategies and to design packaging and develop product line extensions and new products.

Distribution and Fulfillment

We distribute our Branded Consumables products through a number of company-owned distribution centers and third-party warehouses throughout Europe, North and South America and the Pacific Rim. Whenever possible, we utilize highly automated packaging equipment, allowing us to maintain our efficient and effective logistics and freight management processes. We also work with outsourced providers for the delivery of our products in order to ensure that as many shipments as possible are processed as full truckloads, saving significant freight costs. Additionally, we sell our premium scented candles and accessories through our network of approximately 560 company-operated retail stores, direct to consumer catalog and web-based sales, our fundraising catalog business, as well as a national and international wholesale network.

Manufacturing

We manufacture products such as our candles, firelogs and firestarters, foam coolers, kitchen matches and metal closures for our fresh preserving jars in our domestic facilities. We also manufacture playing cards and certain baby care products, home care products, health care products and home safety products at facilities around the world, including facilities in Asia, Europe, Latin America, North America and South America. Our efficient and automated plastic cutlery manufacturing and firelog and firestarter operations enable us to produce, count and package plastic cutlery and produce and package firelogs and firestarters ready for retail distribution with minimal labor costs. Our candle manufacturing processes are designed to ensure the highest quality of candle fragrance, wick quality and placement, color, fill level, shelf life and burn rate, and we continuously engage in efforts to further improve our quality and lower our costs by using efficient production and distribution methods and technological advancements.

Raw Materials and Sourcing of Product

Most of our glass fresh preserving jars and raw paper stock for playing cards are supplied under multi-year supply agreements with primary vendors which assist us in achieving attractive pricing taking into consideration our volumes. Such materials are also available from other sources at competitive prices. Other raw materials used in manufacturing, including expanded polystyrene, extinguisher powder, metal, nylon, paper, plastic resin, sawdust, tin plate, wax and wood are supplied by multiple vendors and are currently available from a variety of sources at competitive prices. Our plastic cutlery is sourced from both our Process Solutions segment and China. The natural rubber for gloves; wood pulp for sponges; and latex, polypropylene and silicone for baby products are raw materials that are available from multiple sources. Additionally, we maintain strong relationships with our principal fragrance and wax suppliers and we have developed, jointly with our suppliers, proprietary fragrances which are exclusive to the Company. Most raw materials used in the premium scented candle and manufacturing process, including glassware, wick and packaging materials, are readily available from alternative sources at comparable prices.

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

Intellectual Property

The principal trademarks in our Branded Consumables segment consist of Ball®, Diamond®, First Alert®, Lehigh®, Mapa®, NUK®, Pine Mountain®, Quickie®, Spontex® and Yankee Candle®. We believe our principal trademarks have high levels of brand name recognition among retailers and consumers. In addition, we believe our brands have an established reputation for quality, reliability and value. We monitor and protect our brands against infringement, and we actively pursue the licensing of our trademarks to third parties for products that complement our product lines or businesses. We also hold numerous design and utility patents covering a wide variety of products, the loss of any one of which would likely not have a material adverse effect on our business taken as a whole.

We have the right to use the Ball® and Kerr® trademarks on certain products pursuant to perpetual royalty-free licenses. We also have licensing agreements for brands such as Coca-Cola®, Realtree® and World Series of Poker® to manufacture and distribute playing cards under those brand names, as well as licensing agreements with Gerber® to manufacture and distribute various baby care products and with the Collegiate Licensing Company to manufacture and distribute premium scented candle products and auto air freshener products.

Seasonality

Sales of our fresh preserving products generally reflect the pattern of the growing season, and retail sales of our plastic cutlery are concentrated in the summer months and holiday periods. Sales of our home improvement products and foam coolers are concentrated in the spring and summer months. Sales of our firelog and firestarter products are concentrated in the fall and winter months. Sales of all these products may be negatively affected by unfavorable weather conditions and other market trends. Periods of drought, for example, may adversely affect the supply and price of fruit, vegetables and other foods available for fresh preserving. Warm weather in the fall and winter may adversely affect our firelog and firestarter sales. Sales of our products under the Yankee Candle® brand are generally strongest in the fourth quarter preceding the holiday season and may be negatively affected by unfavorable retail conditions and other market trends. Sales of arts and crafts products, home care and baby care products, home safety products and playing cards are generally not seasonally concentrated.

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

Sales and Marketing

Process Solutions utilizes a team sell approach that includes internal sales, marketing, customer service, outside sales representatives and manufacturing team members to offer best-in-class solutions to both our industrial and consumer product customers. Our marketing, sales and research and development departments work closely together to develop new products and innovative technologies that add value to both our customers and the end users. Market research, focus groups and end user interviews are key components in our customer-focused marketing strategy, as we continue to fill the new product pipeline with solutions that offer innovation at a value.

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

Customers and Competition

We distribute our products globally, primarily through club stores; craft stores; direct-to-consumer channels, primarily consisting of infomercials, department stores, drugstores, grocery retailers, home improvement stores, mass merchandisers, on-line; specialty retailers and wholesalers, as well as our Yankee Candle retail stores. In 2013, approximately 17% of our consolidated net sales were to Walmart, who purchased product from all of our business segments and was our single largest customer. No other customer represents more than 5% of our consolidated net sales. Other leading customers include: Academy Sports & Outdoors, Amazon.com, Bed Bath and Beyond, Canadian Tire, Costco, Dick’s Sporting Goods, The Home Depot, Kroger, Lowe’s and Target.

The markets in which our businesses operate are generally highly competitive, based primarily on product quality, product innovation, price and customer service and support, although the degree and nature of such competition vary by location and product line. Since we offer such a broad range of consumer products, our competitors are varied and are both larger and smaller companies that offer the same or similar consumer products. We do not have a competitor that offers an array of consumer products that are comparable to ours. We have a larger number of competitors that generally only compete within a few individual products or product lines. In addition to branded products, we regularly compete against the private label brands of retailers and “generic” non-branded products in certain categories. Additionally, our Yankee Candle retail stores compete primarily with specialty candle and personal care retailers and a variety of other retailers, including department stores, gift stores and national specialty retailers that carry candles along with personal care items, giftware and houseware.

Competitive Strengths

We believe that the following competitive strengths serve as a foundation for our business strategy:

Market Leadership Positions. In North America, we believe we are a leader in several categories, including alpine skis and bindings, snowboarding and snowshoeing, baseballs, bats and batting helmets, softballs and gloves, camping gear, cordage, firelogs and firestarters, fishing soft baits, fresh preserving jars and accessories, rods, reels, and combos, home vacuum packaging, matches and toothpicks, personal flotation devices, playing cards, boxed plastic cutlery, premium scented candles, selected small kitchen appliances, warming blankets and a number of other branded consumer products. We believe that the specialized nature of our niche categories, and our market shares therein, provide us with competitive advantages in terms of demand from consumers and enhanced brand awareness. We believe our leadership positions contribute to our ability to attract new customers and enter new distribution channels.

Our Coleman® and Campingaz® brands are widely recognized domestically, in Europe and in the Pacific Rim, and we believe we are a leader in a number of camping and outdoor equipment product categories, including tents, lanterns and stoves. Our Ugly Stik® models have been the best selling fishing rods in the U.S. for over 20 years. PENN® is a leading product line and brand that is principally focused on salt water fishing reels. Through our Helium®, Hodgman®, Nevin®, Sospenders® and Stearns® brands, we believe we are a leading provider of flotation vests, jackets and suits (“personal flotation devices”), cold water immersion products and wet suits. We believe Sevylor® is a leading brand in innovative inflatable towables, boats, kayaks and related products. We believe we are a leader in each of the ski, snowboard and snowshoe categories that we participate in. We sell alpine and Nordic skis under a number of brands, including K2®, Line®, Madshus® and Völkl®, and alpine ski bindings under the name Marker® in the three major ski markets of the world: Europe, Japan and North America. We sell boots, bindings, snowboards, snowboard outerwear and snowshoes under a number of brands including Atlas®, K2®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. We believe our Marmot® brand is a leader in the premium-priced, high-performance technical outdoor apparel and equipment market. Marmot designs, manufactures, markets and distributes performance jackets, technical rainwear, expedition garments, fleeces, outerwear, softshells, skiwear and accessories, gloves, and expedition quality tents, packs and sleeping bags and related accessories sold under the Marmot® brand name and ski apparel sold under the Marker® brand name. The Ex Officio® brand is recognized as a leader in the design, manufacture, sale and distribution of outdoor and adventure travel apparel for men and women. We believe that Rawlings® is a leading brand and supplier of baseball equipment in North America and their products include baseball gloves, baseballs, softballs, batters’ helmets, catchers’ and umpires’ protective equipment, aluminum, composite and wood baseball bats, batters’ gloves and accessories. Rawlings is a major supplier to professional, collegiate, interscholastic and amateur organizations worldwide and is also the official baseball supplier to Major League Baseball (“MLB”), Minor League Baseball and the National Collegiate Athletic Association®, as well as the official helmet supplier to MLB. Moreover Rawlings® was recently named one of “America’s Greatest Brands” by the American Brands Council. We believe Worth® and Miken® are leading brands for softball products with leading positions in collegiate and amateur slow pitch and fast pitch softball. As a leading provider of small kitchen appliances, we work directly with retailers, often as the category manager, to identify and support consumers’ needs. Our Crock-Pot®, FoodSaver®, Mr. Coffee®, Oster® and Sunbeam® brands hold leading or significant positions in a number of small kitchen appliance categories. We created the home vacuum packaging category at most of our retailers and continue to lead the category by providing innovation and marketing tools to promote the FoodSaver® brand and home vacuum packaging to consumers. We are either the named category manager, sole supplier or one of a very limited number of external vendors to the dominant retailers in both the firelogs and firestarters, and rope, cord and twine product lines. In the playing card industry, we believe our Branded Consumables segment is a leading provider of playing cards under the Bee®, Bicycle® and Hoyle® brands. In our Safety and Security business we believe that our First Alert® brand is one of the most trusted names in home safety by U.S. consumers. Additionally, First Alert® was also recently named as one of “America’s Greatest Brands” by the American Brands Council. We believe we are a leading provider of cellulose sponges in Europe under the Spontex® brand and of condoms in Germany under the Billy Boy® brand. In the baby care industry, we enjoy leading positions in Brazil, France and Germany, under the Fiona®, Lillo®, NUK® and Tigex® brands and rank among the top players in Spain and the United States. In the domestic giftware industry, we believe we are a leading provider of premium scented candles under the Yankee Candle® brand.

Strong Brand Name Recognition. Our portfolio of leading consumer brands assists us in gaining retail shelf space and introducing new products. The Breville®, Coleman®, Crock-Pot®, First Alert®, FoodSaver®, K2®, Marmot®, Mr. Coffee®, Oster®, Pine Mountain®, Rawlings®, Ride®, Rival®, Shakespeare®, Starterlogg®, Stearns®, Sunbeam® and Völkl® brands are highly-recognized brands in their respective market segments. We believe the Rawlings® and Worth® brands in baseball and softball, respectively; the deBeer® and Gait® brand names in lacrosse, and K2®, Marker® and Völkl® in snowboards, skis and ski bindings have an extremely high brand name recognition in their market segments. Our Abu Garcia®, Berkley®, Mitchell®, PENN®, Pflueger® Shakespeare®, Stren®, Trilene® and Ugly Stik® brands are highly recognized within the outdoor enthusiast and fishing market segments. We believe our Ex Officio®, K2®, Marmot®, Marker®, Planet Earth® and Völkl® brands represent quality technical apparel and equipment within their market segments. We believe Diamond® is a leading brand in plastic cutlery, kitchen matches and toothpicks for use in and around the home. We believe that the Mapa® brand is synonymous with rubber gloves in Argentina and France; that the Spontex® brand is a household name in Western and Central Europe; and that the NUK® brand is a worldwide leader in soothers. We also believe our AeroBed®, Ball®, FoodSaver®, Quickie® and Yankee Candle® brands are household names in inflatable airbeds, fresh preserving, home vacuum packaging systems and cleaning tools and related supplies and premium scented candles, respectively. Overall, we believe our strong brand recognition and consumer awareness, coupled with the quality of our products, help promote significant customer loyalty.

Comprehensive Product Offering. We provide retailers with a broad and diversified portfolio of consumer products across numerous product categories, which add diversity to our revenues and cash flows. Within these categories, we service the needs of a wide range of consumers by providing products to satisfy their different interests, preferences and budgets. We believe that our Outdoor Solutions segment, with its products ranging from skis to fishing equipment to personal flotation devices to baseball gloves to lanterns and coolers, is a leading global outdoor lifestyle business with comprehensive product offerings in numerous categories. We believe our Consumer Solutions segment is well-positioned in the kitchen and household appliance categories to take advantage of a “good, better, best” strategy in order to target consumers with various levels of price sensitivity and product sophistication. Our Branded Consumables segment offers a diversified portfolio of consumer products to serve the value, mid-tier and premium price points, including in part, baby care products (e.g., feeding bottles, pacifiers, soothers and teats), cordage (e.g., rope and twine), fire extinguishing products, firelogs and firestarters, fresh preserving products, home care products (e.g., brooms, brushes, buckets, dusters, dust pans, kitchen matches, mops, plastic cutlery, rubber gloves, sponges and related cleaning products), playing cards and card accessories, security screen doors and fencing, smoke and carbon monoxide alarms, storage organizers and workshop accessories.

We believe our ability to serve retailers with a broad array of branded products and introduce new products will continue to allow us to further penetrate our existing customer bases, while also attracting new customers.

Recurring Revenue Stream. We derive recurring and, we believe, non-cyclical annual sales from many of our leading products due to their affordability and position as fundamental staples within many households. Our cord, rope and twine, feeding bottles, firelogs, firestarters, home care products (e.g., mops, rubber gloves, sponges and related cleaning products), jar closures, kitchen matches, plastic cutlery, premium scented candles and accessories, teats and toothpicks are consumable in nature and exemplify these traits. Moreover, we believe that as the installed base of FoodSaver® and Seal-a-Meal® appliances increases, our disposable storage bags and related accessories used with these appliances will constitute an increasing percentage of total food preservation revenues. Additional sources of recurring revenue include replacement blades for our grooming and shearing business and filters for humidifiers and air purifiers.

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

Our procurement professionals participate on cross-business commodity councils to negotiate and implement enterprise level supply agreements that take into account our global demand for raw materials, components, finished goods, fulfillment services, professional services, information technology, telecommunications, transportation, and other goods and services. These supply agreements allow all Jarden businesses, regardless of size, to operate with the buying power of a Fortune 500 company.

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

Chief among our priorities in the area of manufacturing is to ensure that our factories are operating efficiently and that deployed capital is delivering a strong return for our stockholders. To achieve these objectives, our manufacturing and continuous-improvement professionals participate on cross-business councils to share innovative ideas, leverage scale in the market place, and implement standards of practice. These councils facilitate quicker problem solving by identifying and deploying the most qualified subject matter experts in the

Company regardless of their business affiliation. All of our manufacturing facilities are measured by a standardized set of key performance indicators that seek to assure production processes fall within operational expectations.

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

Repatriation of Manufacturing. Wages in Chinese manufacturing centers are increasing and there continues to be volatility in transportation cost and availability to ship product to our largest markets. In addition, the world’s emerging economies continue to shift manufacturing capacity to satisfy domestic demand as their consumer class grows which we believe will increasingly put exporters at a disadvantage. Although our business units have been able to maintain a competitive advantage over the years by off-shoring manufacturing to low cost countries such as China, we also retained a significant internal manufacturing capability in North America. Our history of prudent capital investments has enabled cost effective repatriation of the manufacturing of several products, including personal flotation devices, composite baseball bats, hard side coolers, plastic cutlery, box fans, small kitchen appliances, and other products previously manufactured in China.

Proven and Incentivized Management Team. Our management team has a proven track record of successful management with positive operating results. Our “Office of the Chairman” team is comprised of Martin E. Franklin, our Founder and Executive Chairman, Ian G.H. Ashken, our Co-founder, Vice Chairman and Chief Financial Officer, and James E. Lillie, our Chief Executive Officer. Our primary business units are led by executives with extensive experience in the branded consumer products markets.

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

Further Penetrate Existing Distribution Channels. We seek to further penetrate existing distribution channels to drive organic growth by leveraging our strong existing customer relationships and attracting new customers. We intend to further penetrate existing distribution channels by continuing to:

•	provide quality products;

•	fulfill logistical requirements and volume demands efficiently and consistently;

•	provide comprehensive product support from design to after-market customer service;

•	cross-sell our brands across various business segments to our extensive combined customer bases;

•	leverage strong established European, Latin American and Pacific Rim distribution channels; and

•	establish new distribution channels through our subsidiaries in Asia.

Introduce New Products. To drive organic growth from our existing businesses, we intend to continue to leverage our strong brand names, customer relationships and proven capacity for innovation to develop new products and product extensions in each of our major product categories.

During 2013, in our Outdoor Solutions segment, Coleman expanded its line of grills with the introduction of three versions of the new NXTTM Grill series, which are an extension of our popular RoadTrip® Grill series, that provide improved cooking performance, portability and storage features. Coleman also redesigned its cooler line and launched a line of NFL® licensed coolers. In the winter sports business, Völkl® introduced a new range of carbon fiber-reinforced alpine skis for the discerning ski customer minimizing product weight with high tech materials including aramid, carbon fibre and hand selected, custom milled wood cores and maximizing skiing performance. In the fishing business we introduced the new Ugly Stik® GX2 fishing rod series, which improved upon the over 20 year version of the Ugly Stik® Classic, by offering the same legendary strength with more sensitivity. Our team sports business in the Outdoor Solutions segment introduced, among other new products: the Rawlings® NRG TachyonTM football helmet, whose unique lightweight design allows the padding to conform to the inside of the helmet shell providing the player with comfort and performance for different types of impacts; the new MLB Rawlings S100® Pro Comp™ batting helmet, which was the Gold Winner at the 2013 Edison Awards® in the material science (composites) category and is the official helmet of Major League Baseball®; and the Rawlings® Performance Rating™ (RPR™) system, a first-of-its-kind batting helmet classification system designed to educate consumers on selecting and purchasing the best option. In conjunction with the launch of the RPR™ system, Rawlings introduced the S90™, S80™ and S70™ series of batting helmets, which feature increased velocity protection against various miles-per-hour pitch speeds. In our Consumer Solutions segment during 2013, we continued to develop innovative products to meet the needs of consumers driven by trends in food preparation, entertaining, pet care and health and wellness. In 2013, we introduced Crock-Pot® Hook Up, a modular, expandable slow cooking system, and Crock Pot® products featuring collegiate team designs. We introduced the next generation FoodSaver® food preservation systems, including a two-in-one appliance with both heat seal and zipper bag vacuum sealing capabilities and the GameSaver® Titanium vacuum sealer, which can single or double heat seal bags up to fifteen inches wide; expanded our Oster® performance and personal blender offerings, responding to consumer trends in smoothies and healthy living; and introduced Oster® DuraCeramic griddles, skillets, and panini and waffle makers, which feature a natural ceramic non-stick cooking surface that is easy to clean, healthy and scratch resistant. Additionally, we expanded our offerings of pet products under the Oster® and Sunbeam® brand names. In our Branded Consumables segment during 2013, our Jarden Home and Family business in North America strengthened its position in the expanding breastfeeding category with the introduction of the Expressive™ Double Electric Breast Pump as the centerpiece of an exclusive Babies R Us program and built on its expertise in microfiber by launching a floor mop and a line of reusable cloths under the Quickie® brand. Additionally, internationally we entered into a new product category of baby cosmetics (balms, cleansing gels, creams and lotions) under the NUK® brand.

In the Safety and Security business, we introduced the First Alert® Atom™ alarm and the First Alert® Designer Safety smoke and combination smoke and carbon monoxide alarms which feature minimalist, non-intrusive designs that provide the highest levels of protection from the threats of fire and carbon monoxide and also feature breakthrough technology that reduces the occurrence of nuisance alarms.

During 2012, in our Outdoor Solutions segment, Coleman updated its line with a variety of new and refined products. Key additions included advancements in battery lanterns with new features that increase light output and runtime. In addition, a high-performance version of the popular RoadTrip® Grill and new comfortable, portable seating options in the outdoor furniture category were successfully launched. Our team sports business in the Outdoor Solutions segment introduced, among other new products: a new series of the Rawlings® Velo and 5150® bats designed for the senior league and youth baseball levels that provide increase batted ball performance through superior technology in aluminum and composite designs; and a new series of football helmets within the successful Rawlings® NRG series of football helmets, designed for the youth up to the middle school aged player, that are constructed with a unique protection system designed to dissipate impact force. In our Consumer Solutions segment during 2012, we continued the expansion of our core products to meet the needs of consumers driven by trends in consumer health, pet products, single-serve coffee and at-home food preparation. In 2012, we introduced tower air purifiers and filters designed to address specific consumer needs such as pollen and odor management. We also launched a variety of pet products including ultrasonic bark control devices and Sunbeam® branded pet products. In 2012, we also launched our latest single serve coffee machine using Keurig® brewing technology with a removable water reservoir and an adjustable serving size feature. We expanded the Crock-Pot® slow cooker line with the introduction of the Crock-Pot® Cook & Carry™ Smart-Pot® slow cooker, which takes Crock-Pot® slow cooker portability to the next level enabling more secure and warmer transport with our HeatSaver™ stoneware; and we introduced the Create-a-Crock™ online system that allows consumers to customize their slow cooker with a variety of backgrounds and their personal photos or pick from their favorite NFL® team’s licensed logo. Additionally, we introduced the new Sunbeam® Frozen Treats complimented by Hawaiian Punch® and Fla-Vor-Ice® branded syrups and innovative specialty bags for our FoodSaver® products. In our Branded Consumables segment during 2012, our Jarden Home Brands business introduced the Ball® Automaker Jam & Jelly Maker, fresh preserving appliance that helps consumers quickly and easily make their own delicious homemade jam, making the fresh preserving category even more accessible to new, first-time consumers. The Ball® Automatic Jam & Jelly Maker was named one of Good Housekeeping’s Best New Cooking Tools of 2012. Additionally, we entered into new product categories (food preparation, hygiene and nursery) under the NUK® brand.

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

Further Expand Internationally. We derived approximately 39% of our consolidated sales in 2013 and 2012 from international markets. We believe that we can expand our international sales primarily by leveraging our distribution channel opportunities across product lines and by pursuing strategic cross-selling or co-branding in our foreign businesses with established complementary distribution channels. We also believe that our strong international distribution network will continue to assist us in placing more products into foreign channels and increase the rate at which our products assimilate themselves into homes in the European, Latin American and Pacific Rim markets.

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

Employees

As of December 31, 2013, we employed over 33,000 people in Canada, Europe, Latin America, the Pacific Rim (including China) and the United States. Approximately 470 union workers are covered by collective bargaining agreements at five of our U.S. facilities. These agreements expire at our jar closure facility (Muncie, Indiana) in 2014, at our match manufacturing facility (Cloquet, Minnesota) in 2015, at our zinc facility (Greeneville, Tennessee) in 2017, at our baby care facility (Reedsburg, Wisconsin) in 2014 and at our monofilament plant (Enka, North Carolina) in 2016. Additionally, approximately 60 employees at our Legutiano, Spain manufacturing facility, approximately 180 employees at our Lyon, France facility, approximately 230 employees at our Ipoh, Malaysia facility, approximately 480 employees at our Zeven, Germany facility, approximately 180 employees at our other European facilities and approximately 2,300 employees at our Latin America facilities are unionized.

We have not experienced a work stoppage during the past five years. Management believes that our relationships with our employees and collective bargaining unions are satisfactory.

Research and Development

Research and development costs are expensed as incurred in connection with our internal programs for the development of products and processes. Research and development costs for 2013, 2012 and 2011 were approximately $92 million, $88 million and $70 million, respectively.

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

Our website also includes the following corporate governance materials under the tab “For Investors—Governance”: our Business Conduct and Ethics Policy; our Board of Directors Governance Principles and Code of Conduct Policy; our Stock Ownership Guidelines and Insider Trading Policy; our Management and Board of Directors; our Committee Composition; our Insider Transactions; and the charters of our Board of Directors committees. These corporate governance materials are also available in print upon request by any stockholder to our Investor Relations department at our executive corporate headquarters.

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

Our executive corporate headquarters is located at 1800 North Military Trail, Boca Raton, FL 33431, and our telephone number is (561) 447-2520.

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

Due to consolidation in the U.S. retail industry, our customer base has become relatively concentrated. In 2013, one customer, Walmart, accounted for approximately 17% of our consolidated net sales.

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

Some of our operations are conducted or products are sold in countries where economic growth has slowed, such as Japan; or where economies have suffered economic, social and/or political instability or hyperinflation; or where the ability to repatriate funds has been significantly delayed or impaired in recent years, such as Venezuela and Argentina. Current government economic and fiscal policies in the economies, including stimulus measures and currency exchange rates and controls, may not be sustainable and, as a result, our sales or profits related to those countries may decline. The economies of other foreign countries important to our operations, including other countries in Asia, Europe and Latin America, could also suffer slower economic growth or economic, social and/or political instability or hyperinflation in the future. Our international operations (and particularly our business in emerging markets), including manufacturing and sourcing operations (and the international operations of our customers), are subject to inherent risks which could adversely affect us, including, among other things:

•	protectionist policies restricting or impairing the manufacturing, sales or import and export of our products;

•	new restrictions on access to markets;

•	lack of developed infrastructure;

•	inflation (including hyperinflation) or recession;

•	devaluations or fluctuations in the value of currencies;

•	changes in and the burdens and costs of compliance with a variety of foreign laws and regulations, including tax laws, accounting standards, trade protections measures and import and export licensing requirements, environmental laws and occupational health and safety laws;

•	social, political or economic instability;

•	acts of war and terrorism;

•	natural disasters or other crises;

•	reduced protection of intellectual property rights in some countries;

•	increases in duties and taxation;

•	restrictions on transfer of funds and/or exchange of currencies;

•	expropriation of assets or forced relocations of operations; and

•	other adverse changes in policies, including monetary, tax and/or lending policies, encouraging foreign investment or foreign trade by our host countries.

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

In 2010, Venezuela was designated a hyper-inflationary economy. Consequently, the Company changed the functional currency of the Company’s subsidiaries in Venezuela from the Venezuelan Bolivar to the U.S. dollar and recorded an accounting charge against earnings relating to foreign exchange translation as a result of the hyperinflationary status. The Venezuelan government devalued its currency in 2010 and again in February 2013. We believe it is likely that additional significant devaluations will occur in the future. The effect of these historical devaluations has been, and the effect of any future devaluation of the Venezuelan Bolivar will be, to impact negatively the carrying value of our assets in Venezuela and our results of operations because the earnings and assets of our Venezuelan operations will be reduced when translated into U.S. dollars. There can be no assurance that there will not be further devaluations of the Venezuelan currency, which could adversely affect our business, results of operations and financial condition. Also in 2013, the Venezuelan government eliminated the regulated System of Transactions in Foreign Currency Denominated Securities (“SITME”) market. It is too early to determine the impact on the Company of the elimination of the SITME market. However, there can be no assurance that the elimination of the SITME market will not impair the ability of the Company’s subsidiaries operating in Venezuela to convert Bolivar cash balances into U.S. dollars, which could result in currency exchange losses that could have a material adverse effect on our results of operations.

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

We have a significant amount of indebtedness. As of December 31, 2013, we had total indebtedness of approximately $4.7 billion. Our significant indebtedness could:

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

The terms of the instruments governing our indebtedness, including our senior secured credit facility and the indentures governing our 7 1⁄2% senior subordinated notes due 2020, our 7 1⁄2% senior subordinated notes due 2017, our 1 7/8% senior subordinated convertible notes due 2018, our 1 1⁄2% senior subordinated convertible notes due 2019 and our 6 1⁄8% senior notes due 2022, will allow us to issue and incur additional debt upon satisfaction of certain conditions. We anticipate that any future acquisitions we pursue as part of our growth strategy or potential stock repurchase programs may be financed through a combination of cash on hand, operating cash flow, availability under our existing credit facilities and new capital market offerings. If new debt is added to current debt levels, the related risks described above could increase.

In addition, the instruments governing our indebtedness, including our senior secured credit facility and the indentures governing our 7 1⁄2% senior subordinated notes due 2020, our 7 1⁄2% senior subordinated notes due 2017, our 1 7/8% senior subordinated convertible notes due 2018, our 1 1⁄2% senior subordinated convertible notes due 2019 and our 6 1⁄8% senior notes due 2022, contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.

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

Our indebtedness, including our senior secured credit facility and the indentures governing our 7 1⁄2% senior subordinated notes due 2020, our 7 1⁄2% senior subordinated notes due 2017, our 1 7/8% senior subordinated convertible notes due 2018, our 1 1⁄2% senior subordinated convertible notes due 2019 and our 6 1⁄8% senior notes due 2022, contain various covenants which limit our management’s discretion in the operation of our business and the failure to comply with such covenants could have a material adverse effect on our business, financial condition and results of operations.

The instruments governing our indebtedness, including our senior secured credit facility and the indentures governing our 7 1⁄2% senior subordinated notes due 2020, our 7 1⁄2% senior subordinated notes due 2017, our 1 7/8% senior subordinated convertible notes due 2018, our 1 1⁄2% senior subordinated convertible notes due 2019 and our 6 1⁄8% senior notes due 2022, contain various provisions that limit our management’s discretion by restricting our and our subsidiaries’ ability to, among other things and in certain instances:

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

Our lenders, including the lenders participating in our senior secured credit facility, may have suffered losses in recent years related to their lending and other financial relationships, especially because of the general weakening of the national economy since 2008 and increased financial instability of many borrowers. There can be no assurance that additional lenders will not become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our senior secured credit facility or to obtain other financing on favorable terms or at all. Our financial condition and results of operations could be adversely affected if we were unable to draw funds under our senior secured credit facility because of a lender default or to obtain other cost-effective financing.

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

Sales of certain of our products are seasonal. Sales of our outdoor camping equipment, fishing equipment and sporting goods equipment products increase during warm weather months and decrease during winter, while sales of our skis, snowboards and snowshoes increase during the cold weather months and decrease during summer. Additionally, sales of our Branded Consumables products generally reflect the season, with sales of our home improvement products concentrated in the spring and summer months and sales of our firelogs and firestarters, and scented candles concentrated in the fall and winter months. Sales of our Consumer Solutions products generally are strongest in the fourth quarter preceding the holiday season.

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

We currently source a significant portion of parts and products from third parties. Our ability to select and retain reliable vendors and suppliers who provide timely deliveries of quality parts and products will impact our success in meeting customer demand for timely delivery of quality products. We typically do not enter into long-

term contracts with our primary vendors and suppliers. Instead, most parts and products are supplied on a

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

Our revenue growth and profitability are dependent on our ability to introduce new products and maintain market share. Several factors also impact our profitability which are discussed in this section. If declines in revenues and profitability prevent us from achieving our earnings projections, we may incur impairment charges related to goodwill or indefinite lived intangible assets, or both, which could have a material effect on our results of operations.

Our business, results of operations and financial condition could be materially adversely affected by the loss of our executive officers and the inability to attract and retain appropriately qualified replacements or the diversion of our executive officers’ time and energy to permitted outside interests.

We are highly dependent on the continuing efforts of our executive officers, particularly Martin E. Franklin, our Founder and Executive Chairman, Ian G.H. Ashken, our Co-Founder, Vice Chairman and Chief Financial Officer, and James E. Lillie, our Chief Executive Officer, who make up our “Office of the Chairman”. We believe these officers’ experience in the branded consumer products industry and our business, and with strategic acquisitions of complementary businesses within our primary business segments, has been important to our historical growth and is important to our future growth strategy. We currently have employment agreements with all of these executive officers. However, we cannot assure you that we will be able to retain any of these executive officers. Our business, results of operations and financial condition could be materially adversely affected by the loss of any of these executive officers and the inability to attract and retain appropriately qualified replacements. We do not maintain “key man” insurance on any of our executive officers.

Messrs. Franklin and Ashken have other active business interests and engage in other activities beyond their positions at Jarden (something they have always been permitted to do under the terms of their respective employment agreements with us since co-founding the business in 2001, provided such other activities do not interfere with their duties as executives of Jarden or directly compete with us). In particular, Mr. Franklin has been and will be a director of investment companies whose strategy is to acquire one or more operating businesses. Because Mr. Franklin may have an obligation to assist these other companies in actively sourcing and acquiring target businesses, he will be required to spend time and energy (such time and energy may be potentially significant) that he might otherwise devote to Jarden on behalf of another enterprise, which could have an adverse impact on our business.

Mr. Franklin has committed to our Board of Directors that any such outside company he assists in actively sourcing and acquiring target businesses will be seeking transactions outside of those that fit within Jarden’s publicly announced acquisition criteria and will not interfere with Mr. Franklin’s or Mr. Ashken’s obligations to Jarden. Mr. Franklin also committed to the Board of Directors that in order to avoid the potential for a conflict, prior to assisting any such outside company in pursuing any acquisition transaction involving a branded consumer products company that fits within Jarden’s publicly announced acquisition criteria, Mr. Franklin would first confirm with an independent committee of our Board of Directors that Jarden was not interested in pursuing the potential acquisition opportunity. If the independent committee concludes that Jarden is interested in that opportunity, Mr. Franklin would not assist or support the other company in pursuing that transaction. However, we cannot assure you that the other company will not choose to pursue transactions that Jarden would have considered. If it pursues transactions that Jarden would have considered, this could negatively impact Jarden’s growth from future acquisitions.

A deterioration of relations with our labor unions could have a material adverse effect on our business, financial condition and results of operations.

Approximately 470 union workers are covered by collective bargaining agreements at five of our U.S. facilities. These agreements expire at our jar closure facility (Muncie, Indiana) in 2014, at our match manufacturing facility (Cloquet, Minnesota) in 2015, at our zinc facility (Greeneville, Tennessee) in 2017, at our babycare facility (Reedsburg, Wisconsin) in 2014 and at our monofilament plant (Enka, North Carolina) in 2016. Additionally, approximately 60 employees at our Legutiano, Spain manufacturing facility, approximately 180 employees at our Lyon, France facility, approximately 230 employees at our Ipoh, Malaysia facility, approximately 480 employees at our Zeven, Germany facility, approximately 180 employees at our other European facilities and approximately 2,300 employees at our Latin America facilities are unionized. We have not experienced a work stoppage during the past five years. However, we cannot assure you that there will not be a work stoppage in the future. Any such work stoppage could have a material adverse effect on our business, financial condition and results of operations.

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

See Note 11 (Commitments and Contingencies) of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2013 for a further discussion of these and other regulatory and litigation-related matters.

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

We may be subject to environmental and other regulations due to our production and marketing of products in certain states and countries. We also face increasing complexity in our product design and procurement operations as we adjust to new requirements relating to the materials composition of our products. The European Union (“EU”) issued two directives, currently in effect, relating to chemical substances in electronic products. The Waste Electrical and Electronic Equipment Directive requires producers of electrical goods to pay for specified collection, recycling, treatment and disposal of past and future covered products (the “WEEE Legislation” ). The EU has issued another directive that requires electrical and electronic equipment placed on the EU market after July 1, 2006 to be free of lead, mercury, cadmium, hexavalent chromium (above a threshold limit) and brominated flame retardants (the “RoHS Legislation” ). If we do not comply with these directives, we may suffer a loss of revenue, be unable to sell in certain markets and/or countries, be subject to penalties and enforced fees and/or suffer a competitive disadvantage. Similar legislation could be enacted in other jurisdictions, including in the United States. Costs to comply with the WEEE Legislation, RoHS Legislation and/or similar future legislation, if applicable, could include costs associated with modifying our products, recycling and other waste processing costs, legal and regulatory costs and insurance costs. We may also be required to take reserves for costs associated with compliance with these regulations. We cannot assure you that the costs to comply with these new laws, or with current and future environmental and worker health and safety laws, will not have a material adverse effect on our business, results of operations and financial condition.

We may incur significant costs in order to comply with environmental remediation obligations.

In addition to operational standards, environmental laws also impose obligations on various entities to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination. Accordingly, we may be liable, either contractually or by operation of law, for remediation costs even if the contaminated property is not presently owned or operated by us, is a landfill or other location where we have disposed wastes, or if the contamination was caused by third parties during or prior to our ownership or operation of the property. Given the nature of the past industrial operations conducted by us and others at these properties, there can be no assurance that all potential instances of soil or groundwater contamination have been identified, even for those properties where an environmental site assessment has been conducted. We do not believe that any of our existing remediation obligations, including at third-party sites where we have been named a potentially responsible party, will have a material adverse effect upon our business, results of operations or financial condition. However, future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to additional remediation liabilities that may be material. See “Environmental Matters” under Note 11 (Commitments and Contingencies) of the notes to our consolidated financial statements in this Annual Report on Form 10-K for the year ended December 31, 2013 for a further discussion of these and other environmental-related matters.

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

We are in the process of selecting or implementing new operating software systems within a number of our business segments, and complications from these projects could cause considerable disruptions to our business. While significant testing will take place and the rollout will occur in stages, the period of change from the old system to the new system will involve risk. Application program bugs, system conflict crashes, user error, data integrity issues, customer data conflicts and integration issues among our legacy systems all pose potential risks. Any of these issues could have a material adverse effect on our business, results of operations and financial condition.

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

If our efforts to protect the security of personal information about our customers and consumers are unsuccessful and unauthorized access to that personal information is obtained, we could be subject to costly government enforcement action and private litigation and our reputation could suffer.

Our operations, especially our retail operations, involve the storage and transmission of our customers’ and consumers’ proprietary information, such as credit card and bank account numbers, and security breaches could expose us to a risk of loss of this information, government enforcement action and litigation and possible liability. Our payment services may be susceptible to credit card and other payment fraud schemes, including unauthorized use of credit cards, debit cards or bank account information, identity theft or merchant fraud.

If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and as a result, someone obtains unauthorized access to our customers’ and consumers’ data, our reputation may be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security occurs, the public perception of the effectiveness of our security measures could be harmed and we could lose customers and consumers, which could adversely affect our business.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

Our corporate office is located in a leased office space in Boca Raton and Miami, Florida and in Rye, New York. At December 31, 2013, the Company and its subsidiaries lease or own facilities throughout the U.S., some of which have multiple buildings and warehouses, and these U.S. facilities encompass approximately 18 million square feet. We lease or own international facilities encompassing approximately 14 million square feet primarily in Asia, Canada, Europe and Latin America. Of the U.S. and international manufacturing and warehouse facilities, approximately 17 million square feet of space is owned, while the remaining 15 million square feet of space is leased. The approximate percentage of the facility square footage used by each segment is as follows: Outdoor Solutions—37%; Consumer Solutions—19%; Branded Consumables—40%; and Process Solutions—4%.

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

The executive officers of our Company are as follows:

Martin E. Franklin, age 49, is the Company’s Founder and serves as Executive Chairman of our Company. Mr. Franklin was appointed to our Board of Directors on June 25, 2001 and became Chairman and Chief Executive Officer effective September 24, 2001 and served as Chairman and Chief Executive Officer until June 13, 2011, at which time he began service as Executive Chairman. Mr. Franklin is also a principal and executive officer of a number of private investment entities. Mr. Franklin also served as the Chairman and/or Chief Executive Officer of three public companies, Benson Eyecare Corporation, Lumen Technologies, Inc. and Bollé Inc. between 1992 and 2000. Mr. Franklin also serves as a director of Burger King Worldwide, Inc. and Platform Specialty Products Corporation.

Ian G.H. Ashken, age 53, is the Company’s Co-Founder and serves as Vice Chairman and Chief Financial Officer of our Company. Until February 15, 2007, Mr. Ashken was also Secretary of the Company. Mr. Ashken was appointed to the Board of Directors on June 25, 2001 and became Vice Chairman, Chief Financial Officer and Secretary effective September 24, 2001. Mr. Ashken is also a principal and executive officer of a number of private investment entities. Mr. Ashken also served as the Vice Chairman and/or Chief Financial Officer of three public companies, Benson Eyecare Corporation, Lumen Technologies, Inc. and Bollé, Inc. between 1992 and 2000. Mr. Ashken also serves as a director of Platform Specialty Products Corporation.

James E. Lillie, age 52, is Chief Executive Officer of our Company. Mr. Lillie joined our Company in August 2003 as Chief Operating Officer and assumed the additional title and responsibilities of President effective January 2004. Mr. Lillie served as President and Chief Operating Officer until June 13, 2011, at which time he began service as Chief Executive Officer. From 2000 to 2003, Mr. Lillie served as Executive Vice President of Operations at Moore Corporation, Limited, a diversified commercial printing and business communications company. From 1999 to 2000, Mr. Lillie served as Executive Vice President of Operations at Walter Industries, Inc., a Kohlberg, Kravitz, Roberts & Company (“KKR”) portfolio company. From 1990 to 1999, Mr. Lillie held a succession of senior level management positions across a variety of disciplines, including human resources, manufacturing, finance and operations at World Color, Inc., another KKR portfolio company.

John E. Capps, age 49, is Executive Vice President, General Counsel and Secretary of our Company. Mr. Capps has been with the Company since January 2005. From 2003 to 2005, Mr. Capps was with American Household, Inc. which was acquired by the Company in January 2005, where he most recently served as Vice President-Legal. Prior to 2003, Mr. Capps was in private law practice with the firm Sullivan & Cromwell LLP.

Richard T. Sansone, age 47, is Executive Vice President, Finance of our Company. Mr. Sansone has been with the Company since December 2005. Prior to joining our Company, he most recently served as Senior Vice President, Controller and Chief Accounting Officer of RR Donnelley and Sons (formerly Moore Corporation, Limited), from April 2001 to December 2005. From 1992 to 2001, Mr. Sansone was with PricewaterhouseCoopers, LLP where he was an Audit Senior Manager.

J. David Tolbert, age 52, is Senior Vice President, Human Resources and Corporate Risk of our Company. Mr. Tolbert has served in various management and executive roles in the areas of human resources, administration and corporate risk for the Company since 1993. From 1987 to 1993, Mr. Tolbert served in various human resource and operating positions at Ball Corporation.

Our executive officers serve at the discretion of our Board of Directors.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market; Market Price; and Dividends for Registrant’s Common Equity

Jarden Corporation’s (the “Company” or “Jarden”) common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “JAH.” As of February 18, 2014, there were approximately 3,000 registered holders of record of the Company’s common stock, par value $0.01 per share. On February 18, 2014, the last recorded sales price of the Company’s common stock was $62.00. In January 2012, the Company announced that the Board of Directors of the Company (the “Board”), in connection with the acceleration of its stock repurchase program, had decided to suspend the Company’s dividend program following the dividend paid on January 31, 2012.

The table below sets forth the intraday high and low sales prices of the Company’s common stock as reported on the NYSE for the periods indicated:

	Common Stock Price
	2013		2012
	High	Low	High	Low
First Quarter	$44.25	$35.09	$27.14	$19.67
Second Quarter	49.28	41.76	28.82	24.93
Third Quarter	50.10	42.88	36.17	27.65
Fourth Quarter	61.42	46.33	37.18	32.43

On March 18, 2013, the Company consummated a 3-for-2 stock split in the form of a stock dividend of one additional share of common stock for every two shares of common stock. The Company retained the current par value of $0.01 per share for all shares of common stock. All references to the number of shares outstanding, issued shares, per share amounts and restricted stock and stock option data of the Company’s common stock have been restated to reflect the effect of the stock split for all periods presented in this Annual Report on Form 10-K.

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

The graph below compares total stockholder return on the Company’s common stock from December 31, 2008 through December 31, 2013 with the cumulative total return of (a) the Standard and Poor’s (“S&P”) 500 Index, and (b) the S&P Midcap 400 Index, assuming a $100 investment made on December 31, 2008. Each of the three measures of cumulative total return assumes reinvestment of dividends, if applicable. The stock performance shown on the graph below is based on historical data and is not indicative of, or intended to forecast, possible future performance of the Company’s common stock.

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

None.

Item 6.	Selected Financial Data

The following tables set forth the Company’s selected financial data as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009. The selected financial data set forth below has been derived from the audited consolidated financial statements and related notes thereto, where applicable, for the respective fiscal years. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the consolidated financial statements and notes thereto. These historical results are not necessarily indicative of the results to be expected in the future. Certain reclassifications have been made in the Company’s financial statements of prior years to conform to the current year presentation. These reclassifications had no impact on previously reported net income.

	As of and for the Years Ended December 31,
(in millions, except per share data)	2013(b)	2012	2011	2010(b)	2009
STATEMENTS OF OPERATIONS DATA
Net sales	$7,355.9	$6,696.1	$6,679.9	$6,022.7	$5,152.6
Operating earnings (a)	572.9	576.8	522.9	407.3	386.9
Interest expense, net	195.4	185.3	179.7	177.8	147.5
Loss on early extinguishment of debt	25.9	—	12.8	—	—
Income tax provision	147.7	147.6	125.7	122.8	110.7

Net income (a)	$203.9	$243.9	$204.7	$106.7	$128.7

Basic earnings per share (a)	$1.79	$2.08	$1.55	$0.80	$1.02
Diluted earnings per share (a)	$1.77	$2.06	$1.54	$0.79	$1.01

OTHER FINANCIAL DATA
Net cash provided by operating activities	$668.5	$480.3	$427.1	$289.0	$641.1
Net cash provided by (used in) financing activities	1,405.6	164.7	(196.7)	480.2	(32.5)
Net cash used in investing activities	(1,957.4)	(427.5)	(113.1)	(883.1)	(130.6)
Depreciation and amortization	165.9	152.8	163.7	142.8	130.3
Capital expenditures	211.0	154.5	126.9	137.5	107.4
Cash dividends declared per common share (d)	—	—	0.23	0.22	0.10

BALANCE SHEET DATA
Cash and cash equivalents	$1,128.5	$1,034.1	$808.3	$695.4	$827.4
Working capital(e)	2,044.1	2,081.7	2,029.8	1,693.6	1,503.5
Total assets	10,096.1	7,710.6	7,116.7	7,093.0	6,023.6
Total debt	4,742.4	3,798.1	3,159.4	3,240.6	2,666.2
Total stockholders’ equity	2,549.7	1,759.6	1,912.0	1,820.5	1,766.8

(a)	Includes the following significant items affecting comparability:

•	2013 includes: $29.0 million of devaluation-related charges related to the Company’s Venezuela operations (see Note 1 to the consolidated financial statements); $89.8 million for the purchase accounting adjustment charged to cost of sales for the elimination of manufacturer’s profit in inventory related to acquisitions; $22.0 million of reorganization costs (see item (c) below); and a $25.9 million loss on the extinguishment of debt (see Note 9 to the consolidated financial statements).

•	2012 includes: $27.1 million of reorganization costs (see item (c) below); and $17.5 million of acquisition-related and other costs, net.

•	2011 includes: non-cash impairment charges of $52.5 million, primarily comprised of a non-cash impairment charge of $43.4 million related to the impairment of goodwill and intangibles (see Note 6 to the consolidated financial statements); $23.4 million of reorganization costs (see item (c) below); and $21.4 million of acquisition-related and other costs, net.

•

2010 includes: $70.6 million of non-cash charges related to the Company’s Venezuela operations (see Note 1 to the consolidated financial statements); $42.3 million of acquisition-related and other charges, net, primarily related to 2010 acquisitions; purchase accounting adjustments of $27.4 million for the purchase accounting adjustment charged to cost of sales for the elimination of manufacturer’s profit in inventory related to acquisitions; and a $19.7 million non-cash charge related to the impairment of goodwill and intangibles (see Note 6 to the consolidated financial statements).

•	2009 includes: $22.9 million non-cash charge related to the impairment of goodwill and intangibles (see Note 6 to the consolidated financial statements); and $52.3 million of reorganization costs (see item (c) below).

(b)	The results of Yankee Candle Investments LLC, Mapa Spontex Baby Care and Home Care businesses, Aero Products International, Inc. and Quickie Manufacturing Corporation are included from their dates of acquisition of October 3, 2013, April 1, 2010, October 1, 2010 and December 17, 2010, respectively.

(c)	Reorganization costs include costs associated with exit or disposal activities, including costs of employee and lease terminations and facility closings or other exit activities. Additionally, in 2009 these costs include expenses directly related to integrating and reorganizing acquired businesses and include items such as employee retention, recruiting costs, certain moving costs, certain duplicative costs during integration and asset impairments (see Note 16 to the consolidated financial statements).

(d)	In January 2012, the Company announced that the Board had decided to suspend the Company’s dividend program following the dividend paid on January 31, 2012.

(e)	Working capital is defined as current assets less current liabilities. For 2013, 2012, 2011, 2010 and 2009, working capital excluding cash was $916 million, $1.0 billion, $1.2 billion, $998 million and $676 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operations of Jarden Corporation and its subsidiaries (hereinafter referred to as the “Company” or “Jarden”) should be read together with the consolidated financial statements and notes to those statements included in Item 8 of Part II of this Annual Report on Form 10-K. Unless otherwise indicated, references in the following discussion to 2013, 2012 and 2011 are to Jarden’s fiscal years ended December 31, 2013, 2012 and 2011, respectively.

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

The Outdoor Solutions segment manufactures or sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas grills, lanterns and flashlights, propane fuel, sleeping bags, tents and water recreation products such as inflatable boats, kayaks and tow-behinds. The Outdoor Solutions segment is also a leading provider of fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, PENN®, Pflueger®, Sebile®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, softball, football, basketball and lacrosse products are sold under brand names such as deBeer®, Gait®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas®, Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Helium®, Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as CAPP3L®, Ex Officio®, K2®, Marker®, Marmot®, Planet Earth®, Ride®, Völkl® and Zoot®, and premium air beds under the AeroBed® brand. The Outdoor Solutions Segment also sells a variety of products sold internationally under brand names such as brands such as Campingaz®, Esky® Greys®, Hardy® and Invicta®.

The Consumer Solutions segment manufactures or sources, markets, and distributes a diverse line of household products, including kitchen appliances and home environment products. This segment maintains a strong portfolio of globally-recognized brands including Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam® and Villaware®. The principal products in this segment include: household kitchen appliances, such as blenders, coffeemakers, irons, mixers, slow cookers, tea kettles, toasters, toaster ovens and vacuum packaging machines; home environmental products, such as air purifiers, fans, heaters and humidifiers; clippers, trimmers and other hair care products for professional use in the beauty and barber and animal categories; electric blankets, mattress pads and throws; products for the hospitality industry; and scales for consumer use. The Consumer Solutions segment also has rights to sell various small appliance products, primarily in substantially all of Europe under the Breville® brand name.

The Branded Consumables segment manufactures or sources, markets and distributes a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples, including arts and crafts paint brushes, air fresheners, brooms, brushes, buckets, candles, children’s card games, clothespins, collectible tins, condoms, cord, rope and twine, dusters, dust pans, feeding bottles, fencing, fire extinguishing products, firelogs and firestarters, foam coolers, fresh preserving jars and accessories, home décor accessories, home fragrance products, kitchen matches, mops, other craft items, pacifiers, plastic cutlery, playing cards and accessories, rubber gloves and related cleaning products, safes, premium scented candles and accessories, security cameras, security doors, smoke and carbon monoxide alarms, soothers, sponges, storage organizers and workshop accessories, teats, toothpicks, travel sprays, window guards and other accessories. This segment markets our products under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, Billy Boy®, BRK®, Crawford®, Diamond®, Dicon®, Fiona®, First Alert®, First Essentials®, Hoyle®, Java-Log®, KEM®, Kerr®, Lehigh®, Lifoam®, Lillo®, Loew-Cornell®, Mapa®, NUK®, Pine Mountain®, ProPak®, Quickie Green Cleaning®, Quickie Home-Pro®, Quickie Microban®, Quickie Original®, Quickie Professional®, Spontex®, Tigex®, Wellington® and Yankee Candle® brand names, among others.

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

Summary of Significant 2013 Activities

•	On October 3, 2013, the Company acquired Yankee Candle Investments LLC (“Yankee Candle”), a leading specialty-branded premium scented candle company.

•	On October 3, 2013, the Company entered into an amendment to its senior secured credit facility (the “Facility”) which resulted in, among other things, the Company borrowing an additional $750 million (see “Capital Resources”).

•	In September 2013, pursuant to a public offering of its common stock, the Company completed an equity offering of 16.5 million newly-issued shares of common stock at $47.00 per share. The net proceeds to the Company, after the payment of underwriting discounts and other expenses of the offering, were approximately $745 million. The net proceeds were used to fund a portion of the acquisition of Yankee Candle.

•	In June 2013, the Company completed a private offering for the sale of $265 million aggregate principal amount of 1 1⁄2% senior subordinated convertible notes due 2019 (the “2019 Convertible Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and received net proceeds of approximately $259 million, after deducting fees and expenses.

•	On March 18, 2013, the Company consummated a 3-for-2 stock split in the form of a stock dividend of one additional share of common stock for every two shares of common stock. The Company retained the current par value of $0.01 per share for all share of common stock. All references to the number of shares outstanding, issued shares, per share amounts and restricted stock and stock option data of the Company’s common stock have been restated to reflect the effect of the stock split for all periods presented in the Company’s accompanying condensed consolidated financial statements and footnotes thereto. Stockholders’ equity reflects the effect of the stock split by reclassifying from additional paid-in capital to common stock, an amount equal to the par value of the additional shares resulting from the stock split.

•	In March 2013, the Company commenced a cash tender offer (the “Tender Offer”) to purchase any and all of the outstanding principal amount of its 8% Senior Notes due 2016 (the “Notes”). In March 2013,

pursuant to the Tender Offer, the Company repurchased approximately $168 million aggregate principal amount of the Notes for total consideration, excluding accrued interest, of $176 million. The remaining $132 million aggregate principal amount of the Notes was repurchased on May 1, 2013 for total consideration, excluding accrued interest, of $137 million (the “Redemption”).

•	In March 2013, the Company entered into an amendment to the Facility, which resulted in, among other things, lowering the spread on the term loan A and term loan B facilities and the Company borrowing an additional $250 million under the existing senior secured term loan A portion of the Facility (see “Capital Resources”).

•	In February 2013, the Company’s the Board authorized an increase in the then available amount under the Company’s existing stock repurchase program (the “Stock Repurchase Program”) to allow for the repurchase of up to $500 million in aggregate of the Company’s common stock.

•	On February 28, 2013, in conjunction with such increase and pursuant to the Stock Repurchase Program, the Company entered into accelerated stock repurchase agreements (collectively, the “ASR Agreement”) to repurchase an aggregate of $250 million of its common stock (see “Capital Resources”).

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

2013 Activity

On October 3, 2013, the Company acquired Yankee Candle, a leading specialty-branded premium scented candle company (the “YCC Acquisition”). The total value of the YCC Acquisition, including debt assumed and/or repaid, was approximately $1.8 billion, subject to adjustment. The YCC Acquisition is expected to extend the Company’s portfolio of market-leading, consumer brands in niche, seasonal staple categories, while creating opportunities in cross-selling and broadening the global distribution platform. The YCC Acquisition, which is expected to enhance the Company’s overall margin profile, is consistent with the Company’s disciplined acquisition criteria of purchasing leading, niche consumer-oriented brands with attractive cash flows and strong management. Yankee Candle will be reported in the Company’s Branded Consumables segment and was included in the Company’s results of operations from October 3, 2013.

2012 Activity

During 2012, the Company completed three tuck-in acquisitions that by nature were complementary to the Company’s core businesses and from an accounting standpoint were not significant.

2011 Activity

During 2011, the Company did not complete any significant acquisitions.

Venezuela Operations

On February 8, 2013, the Venezuelan government announced its intention to further devalue the Bolivar relative to the U.S. dollar. As a result of the devaluation, the official exchange rate changed to 6.30 Bolivars per U.S. dollar for imported goods. As such, beginning in February 2013, the financial statements of the Company’s subsidiaries operating in Venezuela are remeasured, and are reflected in the Company’s consolidated financial statements, at the official exchange rate of 6.30 Bolivars per U.S. dollar. During 2013, the Company recorded $29.0 million of devaluation-related charges related to its Venezuela operations, which are almost entirely comprised of a charge related to the write-down of monetary assets due to the change in the official exchange rate. These charges are included in selling, general and administrative expenses (“SG&A”).

Through December 31, 2013, the Venezuelan government had established one official exchange rate for qualifying dividends and imported goods and services. Transactions at the official exchange rate are subject to approval by the Venezuelan government’s Foreign Exchange Administrative Commission (“CADIVI”). The financial statements of the Company’s subsidiaries operating in Venezuela are remeasured at and are reflected in the Company’s consolidated financial statements at the official exchange rate of 6.30 Bolivars per U.S. dollar, which is the Company’s expected settlement rate at December 31, 2013.

In March 2013, CADIVI established a new auction-based exchange rate market program, the Complementary System for Foreign Currency Administration (“SICAD”). Through December 31, 2013, the notional amount of transactions that have been processed through SICAD programs has been limited, which essentially eliminates the Company’s ability to access any foreign exchange rate other than the official exchange rate.

On January, 24, 2014, the Venezuelan government announced that, effective immediately, dividends and royalties will be executed under the SICAD program. Dividends and royalties were previously executed at the official exchange rate of 6.30 Bolivars per U.S. dollar. The Company expects to continue to use the official exchange rate for all transactions except dividends and royalties. The Company is evaluating the impact of this announcement to determine the potential charge that could result from remeasuring the Bolivar-denominated net monetary assets of the Company’s Venezuela operations, as well as the ongoing operational and financial impact.

Translating the results of operations for the Companies subsidiaries operating in Venezuela in 2012 using the 6.30 Bolivars per U.S. dollar official exchange rate versus the actual official exchange rate in effect during 2012 of 4.30 Bolivars per U.S. dollar, would have reduced the Company’s 2012 consolidated net sales by less than 1%. At December 31, 2013, the Company’s subsidiaries operating in Venezuela have approximately $15 million in cash denominated in U.S. dollars and cash of approximately $99 million held in Bolivars converted at the official exchange rate. The bolivar-denominated cash in Venezuela comprises substantially all of the net monetary assets of the Company’s Venezuela operations. There are currency exchange controls in Venezuela which limit the ability of the Company’s subsidiaries in Venezuelan to distribute or transfer U.S. dollars outside Venezuela.

Consolidated Results of Operations

	Years Ended December 31,
(in millions)	2013	2012	2011
Net sales	$7,355.9	$6,696.1	$6,679.9
Cost of sales	5,241.2	4,771.7	4,821.9

Gross profit	2,114.7	1,924.4	1,858.0
Selling, general and administrative expenses	1,519.8	1,320.5	1,259.2
Reorganization costs, net	22.0	27.1	23.4
Impairment of goodwill, intangibles and other assets	—	—	52.5

Operating earnings	572.9	576.8	522.9
Interest expense, net	195.4	185.3	179.7
Loss on early extinguishment of debt	25.9	—	12.8

Income before taxes	351.6	391.5	330.4
Income tax provision	147.7	147.6	125.7

Net income	$203.9	$243.9	$204.7

Results of Operations — Comparing 2013 to 2012

	Net Sales		Operating Earnings (Loss)
	Years Ended December 31,
(in millions)	2013	2012	2013	2012
Outdoor Solutions	$2,724.4	$2,692.9	$196.1	$250.7
Consumer Solutions	2,040.0	1,940.9	270.0	232.3
Branded Consumables	2,266.6	1,753.1	253.5	209.0
Process Solutions	403.6	377.1	40.4	33.6
Corporate	—	—	(187.1)	(148.8)
Intercompany eliminations	(78.7)	(67.9)	—	—

	$7,355.9	$6,696.1	$572.9	$576.8

Note:	Changes in net sales on a currency-neutral basis that are presented hereafter are provided to enhance visibility of the underlying operations by excluding the impact of foreign currency translation on period-over-period changes.

Net Sales

Net sales for 2013 increased $660 million, or 9.9%, to $7.4 billion versus the prior year. Excluding the impact of acquisitions (approximately 7%), net sales on a currency-neutral basis increased approximately 4%, primarily due to increased sell-through in certain product categories, expanded product offerings and increased demand internationally, primarily in Asia and Latin America, in certain product categories, partially offset by weakness in certain product categories. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 2%.

Net sales in the Outdoor Solutions segment increased $31.5 million, or 1.2%. Net sales on a currency-neutral basis increased approximately 3%, primarily due to increased sales in the camping and outdoor, fishing, technical apparel and winter sports businesses, which provided an increase in net sales of approximately 3%, largely related to new and expanded product offerings, increased point of sale and distribution for certain products and increase sales in certain international markets, primarily in Asia. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 2%.

Net sales in the Consumer Solutions segment increased $99.1 million, or 5.1%. Excluding the impact of acquisitions (approximately 2%), net sales on a currency-neutral basis increased approximately 6%. The increase is primarily due to increased demand internationally, primarily in Latin America, which contributed to an increase in net sales of approximately 6%, primarily due to increased point of sale, improved product distribution and successful pricing strategies. Net sales domestically increased slightly on a year-over-year basis, as an increase in sales in certain home environment categories was partially offset by a decline in sales in certain small appliance categories. Unfavorable foreign currency translation accounted for a decrease of approximately 3% in net sales.

Net sales in the Branded Consumables segment increased $514 million, or 29.3%. Excluding the impact of acquisitions (approximately 25%), net sales on a currency-neutral basis increased approximately 4%, primarily due to increased sales in the baby care, home care and leisure and entertainment businesses, largely related to increased sales in certain product categories, including the food preservation category, primarily due to favorable weather conditions and increased point of sale; certain products in the safety and security category in part due to increased demand at certain mass market retailers; and the firelog category, primarily due to more favorable weather conditions in 2013 versus the prior year.

Net sales in the Process Solutions segment increased 7% on a period-over-period basis, primarily due to increased sales within each of its business units.

Cost of Sales

Cost of sales for 2013 increased $470 million, or 9.8%, to $5.2 billion versus the prior year. The increase was primarily due to the impact of acquisitions (approximately $240 million), increased sales (approximately $210 million) and the inclusion of a $89.8 million charge recorded in 2013, related to a purchase accounting adjustment, primarily due to the YCC Acquisition, for the elimination of manufacturer’s profit in inventory, partially offset by foreign currency translation (approximately $80 million). Cost of sales as a percentage of net sales for 2013 and 2012 was 71.3% and 71.3%, respectively (70.0% for 2013 excluding the charge for the elimination of manufacturer’s profit in inventory).

Selling, General And Administrative Costs

SG&A for 2013 increased $199 million, or 15.1%, to $1.5 billion versus the prior year. The change is primarily due to the impact of acquisitions (approximately $128 million), an increase in stock-based compensation (approximately $29 million) and an increase in marketing and product development costs (approximately $20 million) related to the Company’s investment in brand equity. The Venezuela devaluation-related charges (approximately $29 million) were mostly offset by a net gain on the sale of certain assets (approximately $21 million). Favorable foreign currency translation (approximately $25 million) was essentially offset by other items.

Operating Earnings

Operating earnings for 2013 in the Outdoor Solutions segment decreased $54.6 million, or 21.8%, versus the prior year, primarily due to an increase in SG&A (approximately $34 million) and a decrease in gross profit (approximately $21 million), primarily due to slightly lower gross margins, net of the gross margin impact of higher sales. Operating earnings for 2013 in the Consumer Solutions segment increased $37.7 million, or 16.2%, versus the same prior year period, primarily due to a gross profit increase (approximately $41 million), primarily due to the gross margin impact of higher sales and improved gross margins and a decrease in reorganization costs (approximately $11 million), partially offset by an increase in SG&A ($14 million). Operating earnings for 2013 in the Branded Consumables segment increased $44.5 million, or 21.2%, versus the same prior year period, primarily due to the YCC Acquisition; and an increase in gross profit (approximately $39 million), in part due to the gross margin impact of higher sales; partially offset by the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory (approximately $82 million), primarily due to the YCC Acquisition; an increase in reorganization costs (approximately $7 million) and an increase in SG&A (approximately $16 million) excluding the impact of the YCC Acquisition. Operating earnings in the Process Solutions segment for 2013 increased $6.8 million, or 20.2%, versus the same prior year period, primarily due to an increase in gross profit, due to higher sales and improved gross margins.

Reorganization Costs and Impairment Charges

Reorganization costs for 2013 decreased $5.1 million to $22.0 million versus the prior year, primarily related to reorganization plans initiated in the Outdoor Solutions, Consumer Solutions and Branded Consumables segments to rationalize certain international operating processes, primarily through headcount reductions. Reorganization costs of $11.7 million, $3.3 million and $7.0 million were recorded in the Outdoor Solutions, Consumer Solutions and Branded Consumables segments, respectively.

Interest Expense

Net interest for 2013 increased $10.1 million to $195 million versus the prior year, primarily due to higher average debt levels, partially offset by a decrease in the weighted average interest rate for 2013 to 4.4% from 5.2% in 2012.

Income Taxes

The Company’s reported tax rate for the 2013 and 2012 was 42.1% and 37.7%, respectively. The difference from the statutory tax rate to the reported tax rate for 2013 results principally due to the currency devaluation in Venezuela and from the translation of U.S. dollar denominated net assets in Venezuela and the tax effects of non-deductible compensation expense. The increase from the statutory tax rate to the reported tax rate for 2012 results principally from U.S. tax expense related to the taxation of foreign income and tax expense related to foreign tax audit adjustments.

Net Income

Net income for 2013 decreased $40.0 million to $203.9 million versus the prior year. For 2013 and 2012, earnings per diluted share were $1.77 and $2.06, respectively. The decrease in net income was primarily due to the Venezuela devaluation-related charges ($29.0 million), the loss on the extinguishment of debt related to the Tender Offer and the Facility amendment in March 2013 ($25.9 million) and the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory ($89.8 million), partially offset by the gross margin impact of higher sales and incremental earnings from the YCC Acquisition.

Results of Operations — Comparing 2012 to 2011

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

Net Income

Net income for 2012 increased $39.2 million to $244 million versus the prior year. For 2012 and 2011, earnings per diluted share were $2.06 and $1.54, respectively. The increase in net income was primarily due to a gross profit increase (approximately $70 million), primarily due to increased margins and higher sales; and the charges recorded in 2011 for the impairment of goodwill, intangibles and other assets ($52.5 million) and the loss on early extinguishment of debt ($12.8 million), partially offset by the aforementioned increase in SG&A. On a period-over-period basis, the diluted weighted average shares outstanding decreased approximately 11%, primarily due to the Company’s Stock Repurchase Program (see “Capital Resources”).

Financial Condition, Liquidity and Capital Resources

LIQUIDITY

At December 31, 2013 and 2012, the Company had cash and cash equivalents of $1.1 billion and $1.0 billion, respectively. The Company believes that its cash and cash equivalents, cash generated from operations and the availability under the Facility, the securitization facility and the credit facilities of certain foreign subsidiaries as of December 31, 2013 provide sufficient liquidity to support working capital requirements, planned capital expenditures, debt obligations, completion of current and future reorganization and acquisition-related integration programs and pension plan contribution requirements for the foreseeable future, as well as fund the potential repurchase of shares of the Company’s common stock under the Company’s Stock Repurchase Program.

As of December 31, 2013, the amount of cash held by our non-U.S. subsidiaries was approximately $482 million, of which approximately $360 million is considered to be indefinitely reinvested overseas, such that no provision for U.S. federal and state income taxes has been made in the Company’s consolidated statements of operations. If these funds are needed for our operations in the U.S., any distribution of these non-U.S. earnings may be subject to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, if any, and withholding taxes payable to the various non-U.S. countries. However, we do not have any current needs or foreseeable plans other than to indefinitely reinvest these funds within our non-U.S. subsidiaries.

Cash Flows from Operating Activities

Net cash provided by operating activities for 2013 and 2012 was $669 million and $480 million, respectively. The change is primarily due to higher sales, the impact of YCC Acquisition and period-over-period decrease in cash paid for taxes (approximately $19 million).

Net cash provided by operating activities was $480 million and $427 million for 2012 and 2011, respectively. The change is primarily due to improved operating results and favorable working capital movements, primarily related to the timing of the purchase of comparatively lower seasonal inventory levels in certain businesses and the corresponding effect on accounts payable.

Cash Flows from Financing Activities

Net cash provided by financing activities for 2013 and 2012 was $1.4 billion and $165 million, respectively. The change is primarily due to the period-over-period change in the issuance/repurchase of common stock, net ($1.0 billion) and the increase in the proceeds from the issuance of long-term debt in excess of the payments on long-term debt ($236 million).

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

Cash Flows from Investing Activities

Net cash used in investing activities for 2013 and 2012 was $2.0 billion and $428 million, respectively. Cash used for the acquisition of businesses, net of cash acquired for 2013 increased $1.5 billion versus the same prior year period, primarily due to the YCC acquisition. For 2013, capital expenditures were $211 million versus $155 million in 2012. The Company expects to maintain capital expenditures at an annualized run-rate in the range of approximately 2.0% to 2.5% of net sales.

Net cash used in investing activities was $428 million and $113 million for 2012 and 2011, respectively. Cash used for the acquisition of businesses, net of cash acquired for 2012 increased $272 million versus the same prior year period. For 2012, capital expenditures were $155 million versus $127 million in 2011.

CAPITAL RESOURCES

In October 2013, the Company entered into an amendment to the Facility, which resulted in, among other things, the Company borrowing an additional $750 million under a new senior secured term loan B1 facility that matures in September 2020 and bears interest at LIBOR plus a spread of 275 basis points. The net proceeds were used to fund a portion of the YCC Acquisition.

In June 2013, the Company completed a private offering for the sale of $265 million aggregate principal amount of the 2019 Convertible Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and received net proceeds of approximately $259 million, after deducting fees and expenses. The proceeds are to be used for general corporate purposes. The conversion rate is approximately 17.1 shares of the Company’s common stock (subject to customary adjustments, including in connection with a fundamental change transaction) per $1 thousand principal amount of the 2019 Convertible Notes, which is equivalent to a conversion price of approximately $58.46 per share. The 2019 Convertible Notes are not subject to redemption at the Company’s option prior to the maturity date. Prior to March 1, 2019, the 2019 Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the second scheduled trading day immediately preceding the maturity date. If the Company undergoes a fundamental change (as defined in the indenture governing the 2019 Convertible Notes) prior to maturity, holders of the 2019 Convertible Notes will have the right, at their option, to require the Company to repurchase for cash some or all of their 2019 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2019 Convertible Notes being repurchased, plus accrued and unpaid interest.

In March 2013, the Company entered into an amendment to the Facility, which resulted in, among other things, lowering the spread on the term loan A and term loan B facilities and the Company borrowing an additional tranche (term loan A1) of $250 million under the existing senior secured term loan A portion of the Facility that matures in March 2018 and bears interest at LIBOR plus 200 basis points. Additionally, following the amendment, the existing senior secured term loan B portion of the Facility, which matures in March 2018, bears interest at LIBOR plus 250 basis points. The proceeds were used, in part, to fund the Tender Offer and the Redemption.

At December 31, 2013, there was no amount outstanding under the Company’s $250 million senior secured revolving credit facility (the “Revolver”) that matures in 2016. The Revolver bears interest at certain selected rates, including LIBOR plus 175 basis points, subject to adjustment. At December 31, 2013, commitment fee on unused balances was 0.38% per annum.

The Company maintains a $500 million receivables purchase agreement (the “Securitization Facility”) that matures in October 2016. At December 31, 2013, the borrowing rate margin and the unused line fee on the Securitization Facility were 0.80% and 0.40% per annum, respectively. At December 31, 2013, the Securitization Facility had outstanding borrowings totaling $478 million.

At December 31, 2013, net availability under the Revolver and the Securitization Facility was approximately $232 million, after deducting approximately $40 million of outstanding standby and commercial letters of credit.

Certain foreign subsidiaries of the Company maintain working capital lines of credit with their respective local financial institutions for use in operating activities. At December 31, 2013, the aggregate amount available under these lines of credit totaled approximately $89 million.

The Company was not in default of any of its debt covenants at December 31, 2013.

In September 2013, pursuant to a public offering of its common stock, the Company completed an equity offering of 16.5 million newly-issued shares of common stock at $47.00 per share. The net proceeds to the Company, after the payment of underwriting discounts and other expenses of the offering, were approximately $745 million. The net proceeds were used to fund a portion of the YCC Acquisition.

In February 2013, the Company’s Board authorized an increase in the then available amount under the Company’s Stock Repurchase Program to allow for the repurchase of up to $500 million in the aggregate of the Company’s common stock.

On February 28, 2013, in conjunction with such increase and pursuant to the Stock Repurchase Program, the Company entered into the ASR Agreement to repurchase an aggregate of $250 million of its common stock. Pursuant to the ASR Agreement, the Company paid $250 million for the repurchase of its common stock. During the three months ended September 30, 2013, the ASR was finalized in accordance with its settlement provisions and an additional 0.1 million shares of common stock were delivered to the Company. During 2013, approximately 5.6 million shares valued at $250 million or $44.45 per share, were delivered under the ASR Agreement and are included in treasury stock.

During 2013, 2012 and 2011, the Company repurchased approximately 5.6 million, 14.4 million and 2.5 million shares, respectively, of its common stock under the Stock Repurchase Program at a per share average per share price of $44.45, $38.61 and $30.42, respectively. At December 31, 2013, approximately $250 million remains available under the Stock Repurchase Program.

Contractual Obligations and Commercial Commitments

The following table includes aggregate information about the Company’s contractual obligations as of December 31, 2013 and the periods in which payments are due. Certain of these amounts are not required to be included in its consolidated balance sheets:

	Year(s)
(in millions)	Total	1	2-3	4-5	After 5
Debt (1)	$5,688.3	$807.2	$972.7	$1,979.1	$1,929.3
Operating leases	523.6	114.1	178.5	114.9	116.1
Unconditional purchase obligations	128.2	84.9	38.3	4.9	0.1
Other current and non-current obligations	25.8	21.5	1.0	1.0	2.3

Total	$6,365.9	$1,027.7	$1,190.5	$2,099.9	$2,047.8

(1)	These amounts reflect scheduled debt principal payments and the expected future interest expense related to the debt at December 31, 2013 that carries a fixed rate of interest. As of December 31, 2013, approximately $2.6 billion of the Company’s debt is considered fixed-rate debt, by nature or through use of interest rate swaps. As of December 31, 2013, approximately $2.1 billion of the Company’s debt is considered variable-rate debt, by nature or through use of interest rate swaps with a weighted average interest rate of approximately 2.5%. For further information regarding the Company’s debt and interest rate structure, see Note 9 and Note 10 to the consolidated financial statements.

The table above does not reflect tax reserves and accrued interest thereon of $88.9 million and $8.6 million, respectively, as the Company cannot reasonably predict the timing of the settlement of the related tax positions beyond 2014. See Note 12 to the consolidated financial statements for additional information on the Company’s unrecognized tax benefits at December 31, 2013.

Commercial commitments, such as standby and commercial letters of credit, are items that the Company could be obligated to pay in the future and are also not included in the above table.

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

Cash Flow Hedges

During 2013, the Company entered into an aggregate $350 million notional amount of interest rate swaps that exchange a variable rate of interest (LIBOR) for an average fixed rate of interest of approximately 1.9% over the term of the agreements, which mature through June 2020. These swaps are forward-starting and are effective commencing December 31, 2015. The Company has designated these swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest (LIBOR) payments.

At December 31, 2013, the Company had $850 million notional amount outstanding in swap agreements, which includes $350 million notional amount of forward-starting swaps that become effective commencing December 31, 2015, that exchange a variable rate of interest (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through June 2020. At December 31, 2013, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swaps, was approximately 1.3%. The effective portion of the after-tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (loss) (“AOCI”).

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through July 2015. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At December 31, 2013, the Company had approximately $525 million notional amount outstanding of foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, which include forward foreign currency contracts and foreign currency options, to mitigate the foreign currency exposure of certain other foreign currency transactions. At December 31, 2013, the Company had approximately $281 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through December 2014. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty, and in certain instances, allow the Company to benefit should the cost of the commodity fall below certain dollar thresholds. At December 31, 2013, the Company had approximately $4 million notional amount outstanding of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through December 2014. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

The following table presents the fair value of derivative financial instruments as of December 31, 2013:

December 31, 2013
(in millions)	Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(3.5)
Foreign currency contracts	2.2

Subtotal	(1.3)

Derivatives not designated as effective hedges:
Foreign currency contracts	1.1
Commodity contracts	—

Subtotal	1.1

Total	$(0.2)

Net Investment Hedge

The Company has designated approximately €148 million of the principal balance of its Euro-denominated 7 1⁄2% senior subordinated notes due 2020, with an aggregate principal balance of €150 million, as a net investment hedge (the “Hedging Instrument”) of the foreign currency exposure of its net investment in certain Euro-denominated subsidiaries. Foreign currency gains and losses on the Hedging Instrument are included as a component of AOCI.

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

Revenues from the sale of gift cards are deferred and the revenue is recognized when the gift card is redeemed by the customer or the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). Gift card breakage income is recognized in proportion to the actual redemption of gift cards based on the Company’s historical redemption patterns.

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

Additionally, the Company recognizes tax benefits for certain tax positions based upon judgments as to whether it is more likely than not that a tax position will be sustained upon examination. The measurement of tax positions that meet the more-likely-than-not recognition threshold are based in part on estimates and assumptions as to the probability of an outcome, along with estimated amounts to be realized upon any settlement. While the Company believes the resulting tax balances at December 31, 2013 and 2012 are fairly stated based upon these estimates, the ultimate resolution of these tax positions could result in favorable or unfavorable adjustments to its consolidated financial statements and such adjustments could be material. See Note 12 to the consolidated financial statements for further information regarding taxes.

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

As a result of acquisitions in current and prior years, the Company has significant intangible assets on its balance sheet that include goodwill and indefinite-lived intangibles (primarily trademarks and tradenames). The Company’s goodwill and indefinite-lived intangibles are tested and reviewed for impairment annually (during the fourth quarter, which coincides with the Company’s planning process), or more frequently if facts and circumstances warrant. The Company uses a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The qualitative (“Step 0”) approach, which was only applied to a portion of the Company’s reporting units, assesses various factors including, in part, the macroeconomic environment, industry and market specific conditions, financial performance, operating costs and cost impacts, as well as issues or events specific to the reporting unit. If necessary, the first step (“Step 1”) in the goodwill impairment test involves comparing the fair value of each of its reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, the Company is required to proceed to the second step. In the second step, the fair value of the reporting unit would be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss would be recognized if, and to the extent that, the carrying value of goodwill exceeded the implied value. The Company uses a qualitative approach to test indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. The Company applied this qualitative approach to select indefinite-lived intangible assets. For other indefinite-lived intangible assets, the Company proceeded directly to quantitative impairment testing.

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

The testing of unamortizable intangibles under established guidelines for impairment also requires significant use of judgment and assumptions (such as cash flow projections, terminal values and discount rates). For impairment testing purposes, the fair value of unamortizable intangibles is determined using the same method which was used for determining the initial value. The first method is the relief from royalty method, which estimates the value of a tradename by discounting the hypothetical avoided royalty payments to their present value over the economic life of the asset. The second method is the excess earnings method, which estimates the value of the intangible asset by quantifying the residual (or excess) cash flows generated by the asset, and discounting those cash flows to the present. The excess earnings methodology requires the application of contributory asset charges. Contributory asset charges typically include payments for the use of working capital, tangible assets and other intangible assets. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations.

The Company did not record any impairment charges in 2013 and 2012. As previously disclosed, in the fourth quarter of 2011, the Company’s annual impairment test, in connection with fourth quarter triggering events, resulted in a non-cash charge of $43.4 million to reflect the impairment of goodwill and intangible assets in the Company’s Branded Consumables segment.

While some of the Company’s businesses experienced a revenue decline and decreased profitability in 2013, the Company believes that its long-term growth strategy supports its fair value conclusions. For both goodwill and indefinite-lived intangible assets, the recoverability of these amounts is dependent upon achievement of the Company’s projections and the execution of key initiatives related to revenue growth and improved profitability. As a result of the 2013 annual impairment testing, the enterprise value of all reporting units undergoing Step 1 analyses exceeded their carrying value by more than 10%; however, changes in business conditions and assumptions could potentially require future adjustments to these asset valuations. The Company will continue to monitor its reporting units and the indefinite-lived intangible assets. Should projected cash flows or profitability not be achieved, or should actual capital expenditures exceed current plans, estimated fair values could be reduced to below carrying values resulting in material non-cash impairment charges. The reporting units undergoing Step 0 analyses were not deemed to have significant negative qualitative factors that would result in it being more likely than not that the reporting units were impaired. Furthermore, there were no changes from the prior year in any significant assumptions involved in testing goodwill and other indefinite-lived intangible assets that were not impaired that resulted in a material change to the fair value of a reporting unit or an intangible asset. The Company will continue to monitor its reporting units for any triggering events or other signs of impairment.

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

Pension and Postretirement Benefit Plans

The Company records annual amounts relating to its pension and postretirement plans based on calculations, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications is generally deferred and amortized over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and the input from its actuaries and investment advisors. The pension and postretirement obligations are measured as of December 31 for 2013 and 2012.

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

The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The prospective target asset allocation percentage for the pension plans is approximately 25% – 40% for equity securities, approximately 20% – 40% for fixed-income investments and approximately 25% – 45% for other securities. At December 31, 2013, the domestic plan assets were allocated as follows: Equities: approximately 33% and Other Investments (alternative investments, fixed-income securities, cash and other): approximately 67%.

For 2013, 2012 and 2011, the actual return on plan assets for the Company’s U.S. pension plan assets was approximately $19 million, $28 million and $10 million, respectively, versus an expected return on plan assets of approximately $17 million, $16 million and $16 million, respectively. The actual amount of future contributions will depend, in part, on long-term actual return on assets and future discount rates. Pension contributions for 2014 are estimated to be approximately $21 million, compared to approximately $20 million in 2013.

The weighted average expected return on plan assets assumption for 2013 was approximately 7.3% for the Company’s pension plans. The weighted average discount rate at the 2013 measurement date used to measure the pension and postretirement benefit obligations was approximately 4.8%. A one percentage point increase in the discount rate at the 2013 measurement date would decrease the pension plans’ projected benefit obligation by approximately $41 million.

The healthcare cost trend rates used in valuing the Company’s postretirement benefit obligation are established based upon actual healthcare cost trends and consultation with actuaries and benefit providers. At the 2013 measurement date, the current weighted average healthcare cost trend rate assumption was 6.6%. The current healthcare cost trend rate gradually decreases to an ultimate healthcare cost trend rate of 4.5%. A one percentage point change in assumed healthcare cost trend rates would not have a material effect on the postretirement benefit obligation or the service and interest cost components of postretirement benefit costs.

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

Stock-Based Compensation

The fair value of stock options is determined using the Black-Scholes option-pricing. The fair value of the market-based restricted stock awards is determined using a Monte Carlo simulation embedded in a lattice model, and for all other restricted stock awards the fair value is based on the closing price of the Company’s common stock on the date of grant. The determination of the fair value of the Company’s stock option awards and restricted stock awards is based on a variety of factors including, but not limited to, the Company’s common stock price, expected stock price volatility over the expected life of awards, and actual and projected exercise behavior. Additionally, the Company estimates forfeitures for stock options and restricted stock awards at the grant date of the award based on historical experience and estimates are adjusted as necessary if actual forfeitures differ from these estimates. Certain performance awards require management’s judgment as to whether performance targets will be achieved.

Compensation costs for stock-based awards reflects the number of awards expected to vest and is ultimately adjusted in future periods to reflect the actual number of vested awards. Compensation costs for awards with performance conditions is only recognized if and when it becomes probable that the performance condition will be achieved. The probability of vesting is reassessed each reporting period and the compensation costs is adjusted based on this probability assessment. The cumulative effect on current and prior periods of a change in the estimated number of shares for which the requisite service is expected to be or has been rendered is recognized in compensation cost in the period of the change.

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

New and Pending Accounting Pronouncements

During 2013, 2012 and 2011, the Company adopted various accounting standards. A description of these standards and their effect on the consolidated financial statements are described in Note 2 to the consolidated financial statements.

Pending standards and their estimated effect on the Company’s consolidated financial statements are described in Note 2 to the consolidated financial statements.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the SEC and in reports to its stockholders. Such forward-looking statements include the Company’s adjusted earnings per share, expected or estimated revenue, the outlook for the Company’s markets and the demand for its products, estimated sales, segment earnings, net interest expense, income tax provision, earnings per share, reorganization and other charges, cash flows from operations, consistent profitable growth, free cash flow, future revenues and gross operating and EBITDA margin improvement requirement and expansion, organic net sales growth, bank leverage ratio, the success of new product introductions, growth in costs and expenses, the impact of commodities, currencies, and transportation costs and the Company’s ability to manage its risk in these areas, repurchase of shares of common stock from time to time under the Company’s stock repurchase program or otherwise, and the impact of acquisitions, divestitures, restructurings and other unusual items, including the Company’s ability to successfully integrate and obtain the anticipated results and synergies from its consummated acquisitions. These statements are made on the basis of management’s views and assumptions as of the time the statements are made and the Company undertakes no obligation to update these statements. There can be no assurance, however, that its expectations will necessarily come to pass. Significant factors affecting these expectations are set forth under Item 1A.—Risk Factors of this Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

The Company is exposed to interest rate risk on its variable rate debt and price risk on its fixed rate debt. As such, the Company monitors the interest rate environment and uses interest rate swap agreements to manage its interest rate risk and price risk by balancing its exposure to fixed and variable interest rates while attempting to minimize interest costs. As of December 31, 2013, approximately $2.1 billion of the Company’s debt carries a variable rate of interest. The remainder of the debt (approximately $2.6 billion) carries a fixed rate of interest either by nature or through the use of interest rate swaps. A hypothetical 10% change in these interest rates would change interest expense by approximately $4.5 million and the fair values of fixed rate debt by approximately $45 million.

While the Company transacts business predominantly in U.S. dollars and most of its revenues are collected in U.S. dollars, a substantial portion of the Company’s operating costs are denominated in other currencies, such as the Brazilian Real, British Pound, Canadian dollar, Chinese Renminbi, European Euro, Japanese Yen, Mexican Peso and Venezuelan Bolivar. Changes in the relation of these and other currencies to the U.S. dollar will affect Company’s sales and profitability and could result in exchange losses. For 2013, approximately 39% of the Company’s sales were denominated in foreign currencies, the most significant of which were: European

Euro—approximately 11%; and Canadian dollar—approximately 6%. The primary purpose of the Company’s foreign currency hedging activities is to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. A hypothetical 10% change in foreign currency exchange rates would not have a material effect on foreign currency gains and losses related to the foreign currency derivatives or the net fair value of the Company’s foreign currency derivatives.

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

JARDEN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Net sales	$7,355.9	$6,696.1	$6,679.9
Cost of sales	5,241.2	4,771.7	4,821.9

Gross profit	2,114.7	1,924.4	1,858.0
Selling, general and administrative expenses	1,519.8	1,320.5	1,259.2
Reorganization costs, net	22.0	27.1	23.4
Impairment of goodwill, intangibles and other assets	—	—	52.5

Operating earnings	572.9	576.8	522.9
Interest expense, net	195.4	185.3	179.7
Loss on early extinguishment of debt	25.9	—	12.8

Income before taxes	351.6	391.5	330.4
Income tax provision	147.7	147.6	125.7

Net income	$203.9	$243.9	$204.7

Earnings per share:
Basic	$1.79	$2.08	$1.55
Diluted	$1.77	$2.06	$1.54
Weighted average shares outstanding:
Basic	113.7	117.4	132.1
Diluted	115.1	118.2	132.9

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Comprehensive income:
Net income	$203.9	$243.9	$204.7
Other comprehensive income, before tax:
Cumulative translation adjustment	(31.3)	13.7	(25.4)
Derivative financial instruments	4.6	(3.1)	19.0
Accrued benefit cost	38.3	(11.6)	(31.9)
Unrealized gain on investment	—	0.5	0.2

Total other comprehensive income (loss), before tax	11.6	(0.5)	(38.1)
Income tax (provision) benefit related to other comprehensive income (loss)	(16.8)	3.8	6.2

Comprehensive income	$198.7	$247.2	$172.8

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	As of December 31,
	2013	2012
Assets:
Cash and cash equivalents	$1,128.5	$1,034.1
Accounts receivable, net of allowances of $97.0 in 2013, $79.7 in 2012	1,196.1	1,137.7
Inventories	1,411.9	1,310.3
Deferred taxes on income	185.7	174.5
Prepaid expenses and other current assets	161.3	153.8

Total current assets	4,083.5	3,810.4

Property, plant and equipment, net	852.6	678.6
Goodwill	2,620.3	1,824.0
Intangibles, net	2,393.0	1,256.7
Other assets	146.7	140.9

Total assets	$10,096.1	$7,710.6

Liabilities:
Short-term debt and current portion of long-term debt	$655.1	$504.7
Accounts payable	664.2	615.4
Accrued salaries, wages and employee benefits	192.6	187.6
Other current liabilities	527.5	421.0

Total current liabilities	2,039.4	1,728.7

Long-term debt	4,087.3	3,293.4
Deferred taxes on income	1,065.3	566.8
Other non-current liabilities	354.4	362.1

Total liabilities	7,546.4	5,951.0

Commitments and contingencies (see Note 11)	—	—

Stockholders’ equity:
Preferred stock ($0.01 par value, 5.0 shares authorized, no shares issued and outstanding at December 31, 2013 and 2012)	—	—
Common stock ($0.01 par value, 300 shares authorized at December 31, 2013 and December 31, 2012, 155.6 and 139.0 shares issued at December 31, 2013 and 2012, respectively)	1.6	1.4
Additional paid-in capital	2,381.6	1,535.7
Retained earnings	1,042.2	838.3
Accumulated other comprehensive income (loss)	(58.6)	(53.4)
Less: Treasury stock (26.6 and 21.7 shares, at cost, at December 31, 2013 and 2012, respectively)	(817.1)	(562.4)

Total stockholders’ equity	2,549.7	1,759.6

Total liabilities and stockholders’ equity	$10,096.1	$7,710.6

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$203.9	$243.9	$204.7
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	165.9	152.8	163.7
Impairment of goodwill, intangibles and other assets	—	—	52.5
Venezuela hyperinflationary and devaluation charges	27.4	—	—
Deferred income taxes	(10.7)	19.8	32.9
Stock-based compensation	95.8	67.1	23.8
Excess tax benefits from stock-based compensation	(11.6)	(43.0)	—
Other	10.7	10.0	21.6
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	16.9	(23.6)	(25.2)
Inventory	103.9	30.0	(7.0)
Accounts payable	4.5	34.5	(12.4)
Accrued salaries, wages and employee benefits	(17.4)	20.6	3.9
Other assets and liabilities	79.2	(31.8)	(31.4)

Net cash provided by operating activities	668.5	480.3	427.1

Cash flows from financing activities:
Net change in short-term debt	102.0	74.7	1.0
Proceeds from issuance of long-term debt	1,273.4	802.5	1,025.0
Payments on long-term debt	(407.7)	(172.7)	(1,110.6)
Proceeds from issuance of stock, net of transaction fees	748.3	24.8	8.2
Repurchase of common stock and shares tendered for taxes	(297.8)	(582.7)	(89.0)
Debt issuance costs	(19.8)	(17.4)	(12.3)
Dividends paid	—	(7.5)	(30.1)
Excess tax benefits from stock-based compensation	11.6	43.0	—
Other, net	(4.4)	—	11.1

Net cash provided by (used in) financing activities	1,405.6	164.7	(196.7)

Cash flows from investing activities:
Additions to property, plant and equipment	(211.0)	(154.5)	(126.9)
Acquisition of businesses, net of cash acquired	(1,820.1)	(286.3)	(14.4)
Other	73.7	13.3	28.2

Net cash used in investing activities	(1,957.4)	(427.5)	(113.1)

Effect of exchange rate changes on cash and cash equivalents	(22.3)	8.3	(4.4)

Net increase in cash and cash equivalents	94.4	225.8	112.9
Cash and cash equivalents at beginning of period	1,034.1	808.3	695.4

Cash and cash equivalents at end of period	$1,128.5	$1,034.1	$808.3

Supplemental cash disclosures:
Taxes paid	$74.7	$93.9	$85.1
Interest paid	181.7	178.0	176.4

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2010	139.0	$1.4	(1.4)	$(26.8)	$1,449.7	$421.0	$(24.8)	$1,820.5
Comprehensive income	—	—	—	—	—	204.7	(31.9)	172.8
Restricted stock awards, stock options exercised and stock plan purchases	—	—	3.5	75.1	(53.2)	—	—	21.9
Restricted stock awards cancelled and shares tendered for stock options and taxes	—	—	(1.0)	(23.4)	3.8	—	—	(19.6)
Dividends declared	—	—	—	—	—	(31.3)	—	(31.3)
Stock-based compensation	—	—	—	—	23.8	—	—	23.8
Shares repurchased	—	—	(3.8)	(76.1)	—	—	—	(76.1)

Balance, December 31, 2011	139.0	$1.4	(2.7)	$(51.2)	$1,424.1	$594.4	$(56.7)	$1,912.0
Comprehensive income	—	—	—	—	—	243.9	3.3	247.2
Restricted stock awards, stock options exercised and stock plan purchases	—	—	3.6	74.7	(6.5)	—	—	68.2
Restricted stock awards cancelled and shares tendered for stock options and taxes	—	—	(1.1)	(29.7)	1.7	—	—	(28.0)
Stock-based compensation	—	—	—	—	67.1	—	—	67.1
Shares repurchased	—	—	(21.5)	(556.2)	—	—	—	(556.2)
Equity component of convertible notes, net of tax and other	—	—	—	—	49.3	—	—	49.3

Balance, December 31, 2012	139.0	$1.4	(21.7)	$(562.4)	$1,535.7	$838.3	$(53.4)	$1,759.6
Comprehensive income	—	—	—	—	—	203.9	(5.2)	198.7
Proceeds from issuance of common stock, net	16.5	0.2	—	—	744.7	—	—	744.9
Restricted stock awards, stock options exercised and stock plan purchases	—	—	2.0	48.0	(30.7)	—	—	17.3
Restricted stock awards cancelled and shares tendered for stock options and taxes	—	—	(1.3)	(52.7)	4.9	—	—	(47.8)
Stock-based compensation	—	—	—	—	95.8	—	—	95.8
Shares repurchased	—	—	(5.6)	(250.0)	—	—	—	(250.0)
Equity component of convertible notes, net of tax and other	0.1	—	—	—	31.2	—	—	31.2

Balance, December 31, 2013	155.6	$1.6	(26.6)	$(817.1)	$2,381.6	$1,042.2	$(58.6)	$2,549.7

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

1. Business and Significant Accounting Policies

Business

Jarden Corporation and its subsidiaries (hereinafter referred to as the “Company” or “Jarden”) is a leading provider of a diverse range of consumer products with a portfolio of over 120 trusted, quality brands sold globally. Jarden operates in three primary business segments through a number of well recognized brands, including: Outdoor Solutions: Abu Garcia®, AeroBed®, Berkley®, Campingaz® and Coleman®, ExOfficio®, Fenwick®, Gulp!® Invicta®, K2®, Madshus®, Marker®, Marmot®, Mitchell®, PENN®, Rawlings®, Ride®, Sevylor®, Shakespeare®, Stearns®, Stren®, Trilene®, Völkl®, Worth® and Zoot®; Consumer Solutions: Bionaire®, Breville®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam®, VillaWare® and White Mountain®; and Branded Consumables: Ball®, Bee®, Bernardin®, Bicycle®, Billy Boy®, Crawford®, Diamond®, Dicon®, Fiona®, First Alert®, First Essentials®, Hoyle®, Kerr®, Lehigh®, Lifoam®, Lillo®, Loew Cornell®, Mapa®, NUK®, Pine Mountain®, ProPak®, Quickie®, Spontex®, Tigex® and Yankee Candle®. The Company’s growth strategy is based on introducing new products, as well as on expanding existing product categories, which is supplemented through opportunistically acquiring businesses with highly-recognized brands, innovative products and multi-channel distribution.

Basis of Presentation

The consolidated financial statements include the consolidated accounts of the Company and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

All significant intercompany transactions and balances have been eliminated upon consolidation. Unless otherwise indicated, references in the consolidated financial statements to 2013, 2012 and 2011 are to the Company’s calendar years ended December 31, 2013, 2012 and 2011, respectively.

Certain reclassifications have been made in the Company’s consolidated financial statements of prior years to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

Stock Split

On March 18, 2013, the Company consummated a 3-for-2 stock split in the form of a stock dividend of one additional share of common stock for every two shares of common stock. The Company retained the current par value of $0.01 per share for all shares of common stock. All references to the number of shares outstanding, issued shares, per share amounts and restricted stock and stock option data of the Company’s shares of common stock have been restated to reflect the effect of the stock split for all periods presented in the Company’s accompanying consolidated financial statements and footnotes thereto. Stockholders’ equity has been retroactively restated to reflect the effect of the stock split by reclassifying from additional paid-in capital to common stock, an amount equal to the par value of the additional shares resulting from the stock split.

Supplemental Information

Stock-based compensation costs, which are included in selling, general and administrative expenses (“SG&A”), were $95.8, $67.1 and $23.8 for 2013, 2012 and 2011, respectively.

Interest expense is net of interest income of $7.5, $6.7 and $7.2 for 2013, 2012 and 2011, respectively.

Foreign Operations

The functional currency for most of the Company’s consolidated foreign operations is the local currency. Assets and liabilities are translated at year-end exchange rates, and income and expenses are translated at average exchange rates during the year. Net unrealized exchange adjustments arising on the translation of foreign currency financial statements are reported as cumulative translation adjustments within accumulated other comprehensive income. Foreign currency transaction gains and losses are included in the results of operations and are generally classified in SG&A. Foreign currency transaction gains/(losses) for 2013, 2012 and 2011 were ($6.4), $1.9 and ($11.1), respectively.

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

On February 8, 2013, the Venezuelan government announced its intention to further devalue its currency (Bolivar) relative to the U.S. dollar. As a result of the devaluation, the official exchange rate changed to 6.30 Bolivars per U.S. dollar for imported goods. As such, beginning in February 2013, the financial statements of the Company’s subsidiaries operating in Venezuela are remeasured at and will be reflected in the Company’s consolidated financial statements at the new official exchange rate. During 2013, the Company recorded $29.0 devaluation-related charges related to its Venezuela operations, which are almost entirely comprised of a non-cash charge related to the write-down of monetary assets due to the change in the official exchange rate. These charges are included in SG&A.

Through December 31, 2013, the Venezuelan government had established one official exchange rate for qualifying dividends and imported goods and services. Transactions at the official exchange rate are subject to approval by the Venezuelan government’s Foreign Exchange Administrative Commission (“CADIVI”). The financial statements of the Company’s subsidiaries operating in Venezuela are remeasured at and are reflected in the Company’s consolidated financial statements at the official exchange rate of 6.30 Bolivars per U.S. dollar, which is the Company’s expected settlement rate at December 31, 2013.

In March 2013, CADIVI established a new auction-based exchange rate market program, the Complementary System for Foreign Currency Administration (“SICAD”). Through December 31, 2013, the notional amount of transactions that have been processed through SICAD programs has been limited, which essentially eliminates the Company’s ability to access any foreign exchange rate other than the official exchange rate.

On January, 24, 2014, the Venezuelan government announced that, effective immediately, dividends and royalties will be executed under the SICAD program. Dividends and royalties were previously executed at the official exchange rate of 6.30 Bolivars per U.S. dollar. The Company expects to continue to use the official exchange rate for all transactions except dividends and royalties. The Company is evaluating the impact of this announcement to determine the potential charge that could result from remeasuring the Bolivar-denominated net monetary assets of the Company’s Venezuela operations, as well as the ongoing operational and financial impact.

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

Concentrations of Credit Risk

Substantially all of the Company’s trade receivables are due from retailers and distributors located throughout Asia, Canada, Europe, Latin America and the United States. Approximately 17%, 20% and 20% of the Company’s consolidated net sales in 2013, 2012 and 2011, respectively, were to a single customer who purchased product from all of the Company’s business segments.

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

Land is not depreciated.

Goodwill and Intangible Assets

Goodwill and certain intangibles (primarily trademarks and tradenames) are not amortized; however, they are subject to evaluation for impairment using a fair value based test. This evaluation is performed annually, during the fourth quarter or more frequently if facts and circumstances warrant. The company uses a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company applied this qualitative approach to select reporting units. For other reporting units, the Company proceeded directly to the first step of goodwill impairment testing. The first step in the goodwill impairment test involves comparing the fair value of each of its reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, the Company is required to proceed to the second step. In the second step, the fair value of the reporting unit would be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss would be recognized if, and to the extent that, the carrying value of goodwill exceeded the implied value (see Note 6). The Company uses a qualitative approach to test indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. The Company applied this qualitative approach to select indefinite-lived intangible assets. For other indefinite-lived intangible assets, the Company proceeded directly to quantitative impairment testing. The Company reviews amortizable intangible assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable through future undiscounted cash flows. If the Company concludes that impairment exists, the carrying amount is reduced to fair value.

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

The Company sells gift cards to customers in its retail stores, third-party retail stores and through consumer direct operations. Gift cards do not have an expiration date. At the point of sale of a gift card, the Company records deferred revenue. Gift card revenue is recognized when the gift card is redeemed by the customer or the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). Gift card breakage income is recognized in proportion to the actual redemption of gift cards based on the Company’s historical redemption pattern and is included in net sales in the Company’s consolidated statements of operations.

Cost of Sales

The Company’s cost of sales includes the costs of raw materials and finished goods purchases, manufacturing costs and warehouse and distribution costs.

Advertising Costs

Advertising costs consist primarily of ad demo, media placement and promotions, and are expensed as incurred. The amounts charged to advertising and included in SG&A in the consolidated statements of operations for 2013, 2012 and 2011 were $172, $156 and $143, respectively.

Product Liability Reserves

The Company has a self-insurance program for product liability that includes reserves for self-retained losses and certain excess and aggregate risk transfer insurance. The estimated product liability reserve incorporates historical loss experience combined with actuarial evaluation methods, review of significant individual files and the application of risk transfer programs. The Company’s actuarial evaluation methods considers claims incurred, but not reported when determining the product liability reserve.

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

Sales Incentives and Trade Promotion Allowances

The Company offers various sales incentives and trade promotional programs to its reseller customers from time to time in the normal course of business. These sales incentives and trade promotion programs typically include arrangements known as slotting fees, cooperative advertising and buydowns. These arrangements are recorded as a reduction to net sales in the Company’s consolidated statements of operations.

Income Taxes

Deferred taxes are provided for differences between the financial statement and tax basis of assets and liabilities using enacted tax rates. The Company established a valuation allowance against a portion of the net tax benefit associated with all carryforwards and temporary differences in a prior year, as it was more likely than not that these would not be fully utilized in the available carryforward period. A portion of this valuation allowance remained as of December 31, 2013 and 2012 (see Note 12).

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

The following table summarizes assets and liabilities that are measured at fair value on a recurring basis at December 31, 2013 and 2012:

	2013
	Fair Value Asset (Liability)
(in millions)	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$19.5	$—	$19.5
Liabilities	—	(19.7)	—	(19.7)
Available-for-sale securities	—	12.0	—	12.0
Contingent consideration	—	—	43.0	43.0

	2012
	Fair Value Asset (Liability)
(in millions)	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$10.3	$—	$10.3
Liabilities	—	(18.8)	—	(18.8)
Available-for-sale securities	—	20.0	—	20.0
Contingent consideration	—	—	33.5	33.5

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

The fair value measurement of the contingent consideration obligations arising from acquisitions is based upon Level 3 inputs including, in part, the estimate of future cash flows based upon the likelihood of achieving the various earn-out criteria. Changes in the fair value of the contingent consideration obligations are recorded in SG&A.

Changes in the fair value of the contingent consideration obligations for 2013 were as follows:

(in millions)	2013
Contingent consideration at January 1,	$33.5
Acquisitions	27.5
Payments	(4.5)
Adjustments and foreign exchange	(13.5)

Contingent consideration at December 31,	$43.0

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

The Company issues restricted stock awards whose restrictions lapse upon either the passage of time (service vesting), achieving performance targets, attaining Company common stock price thresholds, or some combination of these restrictions. For those restricted stock awards with only service conditions, the Company recognizes compensation cost on a straight-line basis over the explicit service period. For those restricted stock awards with market conditions, the Company recognizes compensation cost on a straight-line basis over the derived service period unless the market condition is satisfied prior to the end of the derived service period. For performance only awards, the Company recognizes compensation cost on a straight-line basis over the implicit service period which represents the Company’s best estimates for when the target will be achieved. If it becomes apparent that the original service periods are no longer accurate, the remaining unrecognized compensation cost will be recognized over the revised remaining service periods. For restricted stock awards that contain both service and market or performance vesting conditions, compensation cost is recognized over the shorter of the two conditions if only one of the conditions must be met or the longer of the two conditions if both conditions must be met.

Compensation costs for stock-based awards reflects the number of awards expected to vest and is ultimately adjusted in future periods to reflect the actual number of vested awards. Compensation costs for awards with performance conditions is only recognized if and when it becomes probable that the performance condition will be achieved. The probability of vesting is reassessed each reporting period and the compensation costs is adjusted based on this probability assessment. The cumulative effect on current and prior periods of a change in the estimated number of shares for which the requisite service is expected to be or has been rendered is recognized in compensation cost in the period of the change.

For restricted stock awards that contain performance or market vesting conditions, the Company excludes these awards from diluted earnings per share computations until the end of the reporting period that the contingency is met.

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

3. Acquisitions

2013 Activity

On October 3, 2013, the Company acquired Yankee Candle Investments LLC (“Yankee Candle”), a leading specialty-branded premium scented candle company for a purchase price of approximately $542 (the “YCC Acquisition”). The total value of the YCC Acquisition, including debt assumed and/or repaid, was approximately $1.8 billion, subject to adjustment. In addition to the initial cash purchase price payment, as of December 31, 2013, contingent purchase price payments of up to $30.0 may be paid based on the future financial performance of the acquired business. The purchase price includes $27.0 for the estimated fair value of this contingent consideration. The YCC Acquisition is expected to extend the Company’s portfolio of market-leading, consumer brands in niche, seasonal staple categories, while creating opportunities in cross-selling and broadening the global distribution platform. Yankee Candle is reported in the Company’s Branded Consumables segment and is included in the Company’s results of operations from October 3, 2013. The Company’s 2013 consolidated statement of operations includes approximately $344 of net sales and approximately $28 of operating earnings related to Yankee Candle.

The excess of the cost of the YCC Acquisition over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. The Company’s preliminary fair valuation of assets acquired and liabilities assumed, which is subject to further refinement primarily related to the fair valuation of certain income tax amounts, is based on all available information, including, in part, certain valuations and other analyses. Based on this preliminary fair valuation, the purchase price is allocated as follows:

Preliminary Purchase Price Allocation (in millions):
Preliminary value assigned:
Accounts receivable	$89.2
Inventories	205.5
Current deferred tax asset	13.0
Other current assets	16.3
Property, plant and equipment	129.9
Intangible assets	1,151.0
Goodwill	798.7
Other assets	10.9
Accounts payable	(49.0)
Other current liabilities	(56.0)
Long-term debt	(1,291.4)
Non-current deferred tax liability	(456.6)
Other liabilities	(20.0)

Total purchase price, net of cash acquired	$541.5

Pro forma financial information (unaudited)

The following unaudited pro forma financial information presents the combined results of operations of the Company and Yankee Candle as if the YCC Acquisition had occurred on January 1, 2012. The pro forma results presented below for 2013 and 2012 combine the historical results of the Company and Yankee Candle for 2013 and 2012. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the YCC Acquisition been completed as of January 1, 2012 and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at the Company’s estimated statutory tax rate of 38%.

(in millions, except per share data)	2013	2012
Net sales	$7,893.4	$7,540.3
Net income	274.4	276.3
Earnings per share:
Basic	$2.19	$2.06
Diluted	$2.17	$2.05

The unaudited pro forma financial information for 2013 and 2012 include $4.4 for the amortization of purchased intangibles from the YCC Acquisition based on the preliminary purchase price allocation. The unaudited pro forma financial information for 2012 also includes $82.6 of non-recurring charges related to the YCC Acquisition, which are comprised of charges for the fair market value adjustment for manufacturer’s profit in inventory and other transaction costs.

Other

For 2013 and 2012, cost of sales includes charges of $89.8 and $6.0, respectively, for the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory related to acquisitions.

For 2013 and 2012, SG&A includes $2.8 and $3.5, respectively, in transaction costs related to acquisitions.

4. Inventories

Inventories are stated at the lower-of-cost-or-market with cost being determined principally by the first-in, first-out method, and are comprised of the following at December 31, 2013 and 2012:

(in millions)	2013	2012
Raw materials and supplies	$227.6	$222.4
Work-in-process	79.6	83.3
Finished goods	1,104.7	1,004.6

Total	$1,411.9	$1,310.3

5. Property, Plant and Equipment

Property, plant and equipment, net, is comprised of the following at December 31, 2013 and 2012:

(in millions)	2013	2012
Land	$62.7	$55.6
Buildings	427.3	326.6
Machinery and equipment	1,229.8	1,079.0
Construction-in-progress	144.6	85.7

	1,864.4	1,546.9
Less: Accumulated depreciation	(1,011.8)	(868.3)

Total	$852.6	$678.6

Depreciation of property, plant and equipment for 2013, 2012 and 2011 was $144, $135 and $145, respectively.

6. Goodwill and Intangibles

Goodwill activity for 2013 and 2012 is as follows:

				December 31, 2013
(in millions)	Net Book Value at December 31, 2012	Additions	Foreign Exchange and Other Adjustments	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Goodwill
Outdoor Solutions	$723.1	$—	$(4.6)	$737.0	$(18.5)	$718.5
Consumer Solutions	527.1	—	(0.8)	526.3	—	526.3
Branded Consumables	552.1	802.3	(0.6)	1,577.0	(223.2)	1,353.8
Process Solutions	21.7	—	—	21.7	—	21.7

	$1,824.0	$802.3	$(6.0)	$2,862.0	$(241.7)	$2,620.3

				December 31, 2012
(in millions)	Net Book Value at December 31, 2011	Additions	Foreign Exchange and Other Adjustments	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Goodwill
Outdoor Solutions	$687.7	$35.9	$(0.5)	$741.6	$(18.5)	$723.1
Consumer Solutions	492.3	32.4	2.4	527.1	—	527.1
Branded Consumables	515.6	35.6	0.9	775.3	(223.2)	552.1
Process Solutions	21.5	0.2	—	21.7	—	21.7

	$1,717.1	$104.1	$2.8	$2,065.7	$(241.7)	$1,824.0

In the fourth quarter of 2011, the Company’s annual impairment test, in connection with fourth quarter triggering events, resulted in a $41.9 non-cash charge to reflect impairment of goodwill in the Company’s Branded Consumables segment. The impairment charge was recorded primarily within the United States Playing Cards business and was primarily due to a decrease in the fair value of forecasted cash flows, reflecting lower levels of revenues and margins in the business than originally forecast.

Intangibles activity for 2013 and 2012 is as follows:

(in millions)	Gross Carrying Amount at December 31, 2012	Additions	Accumulated Amortization and Foreign Exchange	Net Book Value at December 31, 2013	Amortization Periods (years)
Intangibles
Patents	$9.3	$—	$(3.7)	$5.6	12-30
Manufacturing process and expertise	44.2	12.0	(42.3)	13.9	3-7
Brand names	18.3	5.0	(8.2)	15.1	4-20
Customer relationships and distributor channels	307.8	39.6	(69.7)	277.7	10-35
Trademarks and tradenames	980.9	1,100.0	(0.2)	2,080.7	indefinite

	$1,360.5	$1,156.6	$(124.1)	$2,393.0

(in millions)	Gross Carrying Amount at December 31, 2011	Additions	Accumulated Amortization and Foreign Exchange	Net Book Value at December 31, 2012	Amortization Periods (years)
Intangibles
Patents	$7.5	$1.8	$(2.9)	$6.4	12-30
Manufacturing process and expertise	42.1	2.1	(38.5)	5.7	3-7
Brand names	18.3	—	(5.9)	12.4	4-20
Customer relationships and distributor channels	253.6	54.2	(54.3)	253.5	10-35
Trademarks and tradenames	922.0	58.9	(2.2)	978.7	indefinite

	$1,243.5	$117.0	$(103.8)	$1,256.7

In 2011, in connection with its annual impairment test, the Company recorded within the Branded Consumables segment a non-cash charge of $1.5 to reflect the impairment of certain tradenames within this segment’s Arts and Crafts business and was due to a decline in forecasted cash flows resulting from a continued deterioration of forecasted sales and profitability at its major customers.

The estimated future amortization expense related to amortizable intangible assets at December 31, 2013 is as follows:

Years Ending December 31,	Amount
(in millions)
2014	$22.5
2015	22.0
2016	21.5
2017	20.9
2018	20.3
Thereafter	205.1

Amortization of intangibles for 2013, 2012 and 2011 was $21.7, $17.8 and $18.7, respectively. At December 31, 2013, approximately $4 billion of the goodwill and other intangible assets recorded by the Company is not deductible for income tax purposes.

During 2011, the Company recorded a $9.1 impairment charge related to the impairment of an equity basis investment. This impairment charge is classified in the consolidated financial statement of operations in impairment of goodwill, intangibles and other assets.

7. Other Current Liabilities

Other current liabilities are comprised of the following at December 31, 2013 and 2012:

(in millions)	2013	2012
Cooperative advertising, customer rebates and allowances	$102.1	$92.9
Warranty and product liability reserves	104.9	108.3
Accrued environmental and other litigation	20.9	22.3
Other	299.6	197.5

Total	$527.5	$421.0

8. Warranty Reserve

Warranty reserve activity for 2013 and 2012 is as follows:

(in millions)	2013	2012
Warranty reserve at January 1,	$97.1	$84.8
Provision for warranties issued	152.8	150.7
Warranty claims paid	(151.2)	(146.2)
Acquisitions and other adjustments	(0.7)	7.8

Warranty reserve at December 31,	$98.0	$97.1

Allocation in the consolidated balance sheets:
Other current liabilities	$86.3	$85.9
Other non-current liabilities	11.7	11.2

Total	$98.0	$97.1

9. Debt

Debt is comprised of the following at December 31, 2013 and 2012:

(in millions)	December 31, 2013	December 31, 2012
Senior Secured Credit Facility Term Loans	$2,127.4	$1,235.5
8% Senior Notes due 2016	—	295.7
6 1⁄8% Senior Notes due 2022 (a)	300.0	300.0
7 1⁄2% Senior Subordinated Notes due 2017 (b)	654.1	655.3
7 1⁄2% Senior Subordinated Notes due 2020 (b)	477.1	468.4
1 7/8% Senior Subordinated Convertible Notes due 2018 (c)	433.0	420.9
1 1⁄2% Senior Subordinated Convertible Notes due 2019 (c)	218.5	—
Securitization Facility	477.9	383.8
Non-U.S. borrowings	45.6	31.8
Other	8.8	6.7

Total debt	4,742.4	3,798.1

Less: current portion	(655.1)	(504.7)

Total long-term debt	$4,087.3	$3,293.4

(a)	The “Senior Notes.”
(b)	Collectively, the “Senior Subordinated Notes.”
(c)	Collectively, the “Senior Subordinated Convertible Notes.”

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

In March 2013, the Company entered into an amendment to the Facility, which resulted in, among other things, lowering the spread on the term loan A and term loan B facilities and the Company borrowing an additional tranche (term loan A1) of $250 under the existing senior secured term loan A portion of the Facility that matures in March 2018 and bears interest at LIBOR plus a basis points spread. Additionally, following the amendment, the existing senior secured term loan B portion of the Facility, which matures in March 2018, bears interest at LIBOR plus a basis points spread. The proceeds were used to fund the repurchase of all of the outstanding principal amount of the Company’s 8% Senior Notes due 2016 (the “Notes”).

At December 31, 2013, the Facility is comprised of:

•	a $675 senior secured term loan A facility maturing in March 2016, that bears interest at LIBOR plus a basis points spread;

•	a $250 senior secured term loan A1 facility maturing in March 2018, that bears interest at LIBOR plus a basis points spread;

•	a $650 senior secured term loan B facility maturing in March 2018 that bears interest at LIBOR plus a basis points spread;

•	a $750 senior secured term loan B1 facility maturing in September 2020 that bears interest at LIBOR plus a basis points spread; and

•	a $250 senior secured revolving credit facility (the “Revolver”), which is comprised of a $175 U.S. dollar component and a $75 multi-currency component. The Revolver matures in March 2016 and bears interest at certain selected rates, including LIBOR plus a basis points spread. At December 31, 2013 and 2012, there was no amount outstanding under the Revolver. The Company is required to pay an annualized commitment fee of approximately 0.38% on the unused balance of the Revolver.

The weighted average interest rate on the Facility was approximately 2.5% at December 31, 2013.

Senior Notes and Senior Subordinated Notes

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

The Company may redeem all or part of the 7 1⁄2% senior subordinated notes due 2020 beginning January 2015 at specified redemption prices ranging from approximately 100% to 104% of the principal amount, plus accrued and unpaid interest to the date of redemption. Beginning in November 2015, the Company may redeem all or part of the 6 1⁄8% senior notes due 2022 at specified redemption prices ranging from approximately 100% to 103% of the principal amount, plus accrued and unpaid interest to the date of redemption.

The Company has designated a portion of its Euro-denominated 7 1⁄2% senior subordinated notes due 2020, with an aggregate principal balance of €150 (the “Hedging Instrument”), as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-denominated subsidiaries. Foreign currency gains and losses on the Hedging Instrument are recorded as an adjustment to AOCI. See Note 10 for disclosures regarding the Company’s derivative financial instruments.

Senior Subordinated Convertible Notes

In June 2013, the Company completed a private offering for the sale of $265 aggregate principal amount of 1 1⁄2% senior subordinated convertible notes due 2019 (the “2019 Convertible Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and received net proceeds of approximately $259, after deducting fees and expenses. The proceeds are to be used for general corporate purposes. The conversion rate is approximately 17.1 shares of the Company’s common stock (subject to customary adjustments, including in connection with a fundamental change transaction) per $1 thousand principal amount of the 2019 Convertible Notes, which is equivalent to a conversion price of approximately $58.46 per share. The 2019 Convertible Notes are not subject to redemption at the Company’s option prior to the maturity date. If the Company undergoes a fundamental change (as defined in the indenture governing the 2019 Convertible Notes) prior to maturity, holders of the 2019 Convertible Notes will have the right, at their option, to require the Company to repurchase for cash some or all of their 2019 Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes being repurchased, plus accrued and unpaid interest.

The 2019 Convertible Notes will be convertible only under the following circumstances:

•	prior to March 1, 2019, on any date during any calendar quarter beginning after June 30, 2013 (and only during such calendar quarter) if the closing sale price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading days ending on the last trading day of the previous calendar quarter;

•	prior to March 1, 2019, if we distribute to all or substantially all holders of our common stock rights, options or warrants entitling them to purchase, for a period of 60 calendar days or less from the declaration date for such distribution, shares of the Company’s common stock at a price per share less than the average closing sale price of our common stock for the ten consecutive trading days immediately preceding, but excluding, the declaration date for such distribution;

•	prior to March 1, 2019, if we distribute to all or substantially all holders of our common stock cash, other assets, securities or rights to purchase our securities, which distribution has a per share value exceeding 10% of the closing sale price of the Company’s common stock on the trading day immediately preceding the declaration date for such distribution, or if the Company engages in certain other corporate transactions;

•	prior to March 1, 2019, during the five consecutive business-day period following any ten consecutive trading-day period in which the trading price per $1 thousand principal amount of 2019 Convertible Notes for each trading day during such ten trading-day period was less than 98% of the closing sale price of the Company’s common stock for each trading day during such ten trading-day period multiplied by the then current conversion rate; or

•	on or after March 1, 2019, and on or prior to the close of business on the second scheduled trading day immediately preceding the maturity date, without regard to the foregoing conditions.

Upon conversion, holders will receive, at the Company’s discretion, cash, shares of the Company’s common stock or a combination thereof. It is the Company’s intent to settle the principal amount and accrued interest on the 2019 Convertible Notes with cash. At the date of issuance, the estimated fair value of the liability and equity components of the 2019 Convertible Notes was approximately $214 and $51, respectively, resulting in an effective annual interest rate, considering debt issuance costs, of approximately 5.6%. The amount allocated to the equity component is recorded as a discount to the original aggregate principal amount of the 2019 Convertible Notes.

The Company’s 1 7/8% senior subordinated convertible notes due 2018 (the “2018 Convertible Notes”) have a conversion rate of approximately 21 shares of the Company’s common stock (subject to customary adjustments, including in connection with a fundamental change transaction) per $1 thousand principal amount, which is equivalent to a conversion price of approximately $47.23 per share. The 2018 Convertible Notes are not subject to redemption at the Company’s option prior to the maturity date. Prior to June 1, 2018, the 2018 Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the second scheduled trading day immediately preceding the maturity date. If the Company undergoes a fundamental change (as defined in the indenture governing these convertible notes) prior to maturity, holders of the 2018 Convertible Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the 2018 Convertible Notes at a repurchase price equal to 100% of the principal amount being repurchased, plus accrued and unpaid interest. Upon conversion, holders will receive, at the Company’s discretion, cash, shares of the Company’s common stock or a combination thereof. It is the Company’s intent to settle the principal amount and accrued interest on the 2018 Convertible Notes with cash. The effective annual interest rate on the 2018 Convertible Notes, which is based upon the initial fair valuation, is approximately 5.5%.

Securitization Facility

The Company maintains a $500 receivables purchase agreement (the “Securitization Facility”) that matures in October 2016 and bears interest at a margin over the commercial paper rate. Under the Securitization Facility, substantially all of the Company’s Outdoor Solutions, Consumer Solutions and Branded Consumables domestic accounts receivable are sold to a special purpose entity, Jarden Receivables, LLC (“JRLLC”), which is a wholly-owned consolidated indirect subsidiary of the Company. JRLLC funds these purchases with borrowings under a loan agreement, which are secured by the accounts receivable. There is no recourse to the Company for the unpaid portion of any loans under this loan agreement. To the extent there is availability, the Securitization Facility will be drawn upon and repaid as needed to fund general corporate purposes. At December 31, 2013, the borrowing rate margin and the unused line fee on the securitization were 0.80% and 0.40% per annum, respectively.

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

The Facility contains certain restrictions, subject to certain exceptions and qualifications, on the conduct of the Company and certain of its subsidiaries, including, among other restrictions: incurring debt, disposing of certain assets, making investments, creating or suffering liens, completing certain mergers, consolidations and sales of assets, acquisitions, declaring dividends to third parties, redeeming or prepaying other debt, and certain transactions with affiliates. The Facility also includes financial covenants that require the Company to maintain certain total leverage and interest coverage ratios.

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

The Company’s obligations under the Facility, Senior Subordinated Notes, Senior Notes and Senior Subordinated Convertible Notes are guaranteed, on a joint and several basis, by certain of its domestic subsidiaries, all of which are directly or indirectly wholly-owned by the Company (see Note 19).

The Company’s debt maturities for the five years following December 31, 2013 and thereafter are as follows:

Years Ending December 31,	Amount
(in millions)
2014	$655.1
2015	320.4
2016	343.1
2017	665.3
2018	1,115.7
Thereafter	1,760.0

Total principal payments	4,859.6
Net discount and other	(117.2)

Total	$4,742.4

At December 31, 2013 and 2012, unamortized deferred debt issue costs were $47.3 and $48.0, respectively. These costs are included in “Other assets” on the consolidated balance sheets and are being amortized over the respective terms of the underlying debt.

During 2013, the Company recorded a loss on the extinguishment of debt of $25.9 related to the Tender Offer, the Redemption and the Facility amendment in March 2013. This loss is primarily comprised of the tender and redemption premiums, the write-off of deferred debt issuance costs and debt discounts and other transaction costs.

At December 31, 2013 and 2012, the approximate fair market value of total debt is as follows:

(in millions)	2013	2012
Level 1	$1,589	$1,895
Level 2	3,344	2,076

Total	$4,933	$3,971

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

Cash Flow Hedges

During 2013, the Company entered into an aggregate $350 notional amount of interest rate swaps that exchange a variable rate of interest (LIBOR) for an average fixed rate of interest of approximately 1.9% over the term of the agreements, which mature through June 2020. These swaps are forward-starting and are effective commencing December 31, 2015. The Company has designated these swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest (LIBOR) payments.

At December 31, 2013, the Company had $850 notional amount outstanding in swap agreements, which includes $350 notional amount of forward-starting swaps that become effective commencing December 31, 2015, that exchange a variable rate of interest (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through June 2020. At December 31, 2013, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swaps, was approximately 1.3%. The effective portion of the after-tax fair value gains or losses on these swaps is included as a component of AOCI.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through July 2015. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At December 31, 2013, the Company had approximately $525 notional amount outstanding of foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, which include forward foreign currency contracts and foreign currency options, to mitigate the foreign currency exposure of certain other foreign currency transactions. At December 31, 2013, the Company had approximately $281 notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through December 2014. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty, and in certain instances, allow the Company to benefit should the cost of the commodity fall below certain dollar thresholds. At December 31, 2013, the Company had approximately $4 notional amount outstanding of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through December 2014. Fair market value gains or losses are included in the results of operations and are classified in cost of sales.

At December 31, 2013 and 2012, the fair value of derivative financial instruments is as follows:

	2013		2012
	Fair Value of Derivatives		Fair Value of Derivatives		Weighted Average Remaining Term (years)
(in millions)	Asset (a)	Liability (a)	Asset (a)	Liability (a)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$4.5	$8.0	$—	$12.4	3.1
Foreign currency contracts	11.3	9.1	9.0	4.2	0.6

Subtotal	15.8	17.1	9.0	16.6

Derivatives not designated as effective hedges:
Foreign currency contracts	3.5	2.4	1.2	2.0	0.5
Commodity contracts	0.2	0.2	0.1	0.2	0.6

Subtotal	3.7	2.6	1.3	2.2

Total	$19.5	$19.7	$10.3	$18.8

(a)	Consolidated balance sheet location:

	Asset:	Other current and non-current assets
	Liability:	Other current and non-current liabilities

The following table presents gain and loss activity (on a pretax basis) for 2013, 2012 and 2011 related to derivative financial instruments designated as effective hedges:

	2013			2012			2011
	Gain/(Loss)			Gain/(Loss)			Gain/(Loss)
(in millions)	Recognized in OCI (a)	Reclassified from AOCI to Income	Recognized in Income (b)	Recognized in OCI (a)	Reclassified from AOCI to Income	Recognized in Income (b)	Recognized in OCI (a)	Reclassified from AOCI to Income	Recognized in Income (b)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$8.9	$—	$—	$(3.8)	$—	$—	$(3.1)	$—	$—
Foreign currency contracts	13.9	18.2	(5.5)	6.6	5.9	(5.4)	2.5	(19.6)	(1.3)

Total	$22.8	$18.2	$(5.5)	$2.8	$5.9	$(5.4)	$(0.6)	$(19.6)	$(1.3)

Location of gain/(loss) in the consolidated results of operations:
Net sales		$0.1	$—		$(1.8)	$—		$(1.0)	$—
Cost of sales		18.1	—		7.7	—		(18.6)	—
SG&A		—	(5.5)		—	(5.4)		—	(1.3)

Total		$18.2	$(5.5)		$5.9	$(5.4)		$(19.6)	$(1.3)

(a)	Represents effective portion recognized in Other Comprehensive Income (“OCI”).
(b)	Represents portion excluded from effectiveness testing.

At December 31, 2013, deferred net gains of $5.9 within AOCI are expected to be reclassified to earnings over the next twelve months.

The following table presents gain and loss activity (on a pretax basis) for 2013, 2012 and 2011 related to derivative financial instruments not designated as effective hedges:

	Gain/(Loss) Recognized in Income (a)
(in millions)	2013	2012	2011
Derivatives not designated as effective hedges:
Cash flow derivatives:
Interest rate swaps	$—	$—	$(1.0)
Foreign currency contracts	(2.7)	(5.7)	(0.3)
Commodity contracts	0.9	(0.4)	0.1

Subtotal	(1.8)	(6.1)	(1.2)

Fair value derivatives:
Interest rate swaps	—	—	0.5

Total	$(1.8)	$(6.1)	$(0.7)

(a)	Classified in SG&A

Net Investment Hedge

The Company has designated approximately €148 of the principal balance of the Hedging Instrument, as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-denominated subsidiaries. Foreign currency gains and losses on the Hedging Instrument are included as a component of AOCI. At December 31, 2013, $11.7 of deferred losses have been recorded in AOCI.

11. Commitments and Contingencies

Operating Leases

The Company conducts its operations in various leased facilities under leases that are classified as operating leases for financial statement purposes. Certain leases provide for payment of real estate taxes, common area maintenance, insurance and certain other expenses. Lease terms may have escalating rent provisions and rent holidays which are expensed on a straight-line basis over the term of the lease. Also, certain equipment used in the Company’s operations are leased under operating leases.

Operating lease commitments for the five years following December 31, 2013 and thereafter are as follows:

Years Ending December 31,	Amount
(in millions)
2014	$114.1
2015	101.1
2016	77.4
2017	61.4
2018	53.5
Thereafter	116.1

Total	$523.6

The fixed operating lease commitments detailed above assume that the Company continues the leases through their initial lease terms. Rent expense, including equipment rentals, was $120, $103 and $110 for 2013, 2012 and 2011, respectively.

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

Due to the uncertainties described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of December 31, 2013.

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

12. Taxes on Income

The components of the provision for income taxes attributable to continuing operations for 2013, 2012 and 2011 are as follows:

(in millions)	2013	2012	2011
Current income tax expense:
U.S. federal	$63.1	$52.9	$1.4
Foreign	86.2	67.3	86.4
State and local	9.1	7.7	5.0

Total	158.4	127.9	92.8

Deferred income tax expense (benefit):
U.S. federal	7.9	26.8	55.5
Foreign	(15.8)	(2.6)	(25.3)
State, local and other, net of federal tax benefit	(2.8)	(4.5)	2.7

Total	(10.7)	19.7	32.9

Total income tax provision	$147.7	$147.6	$125.7

The difference between the federal statutory income tax rate and the Company’s reported income tax rate as a percentage of income from operations for 2013, 2012 and 2011 is reconciled as follows:

	2013	2012	2011
Federal statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rates resulting from:
State and local taxes, net	1.2	0.7	1.6
Foreign rate differences	(2.8)	(2.8)	(3.1)
Non-deductible compensation	3.4	0.5	1.0
Foreign earnings not permanently reinvested	1.1	2.3	3.4
Tax settlements and related adjustments	1.0	0.6	—
Goodwill impairment	—	—	3.4
Valuation allowance	1.5	0.4	(2.3)
Venezuela devaluation and inflationary adjustments and tax exempt income	2.2	(1.6)	(1.5)
Foreign dividends	1.3	1.2	1.3
Non-deductible transaction costs	0.5	0.2	—
Other	(2.3)	1.2	(0.8)

Reported income tax rate	42.1%	37.7%	38.0%

Foreign pre-tax income was approximately $219, $213, and $250 for 2013, 2012 and 2011, respectively.

Deferred tax assets (liabilities) at December 31, 2013 and 2012 are comprised of the following:

(in millions)	2013	2012
Intangibles	$(826.9)	$(389.4)
Goodwill	(135.8)	(121.1)
Financial reporting amount of a subsidiary in excess of tax basis	(70.4)	(70.8)
Foreign earnings not permanently reinvested	(48.4)	(47.3)
Property and equipment	(8.8)	(6.2)
Other	(0.4)	(6.5)

Gross deferred tax liabilities	(1,090.7)	(641.3)

Net operating loss	47.8	40.1
Accounts receivable allowances	15.0	12.0
Inventory valuation	58.8	53.8
Pension and postretirement	20.0	35.6
Stock-based compensation	23.6	21.6
Other compensation and benefits	13.0	19.0
Operating reserves	66.3	59.2
Other	13.8	49.1

Gross deferred tax assets	258.3	290.4

Valuation allowance	(34.2)	(28.1)

Net deferred tax liability	$(866.6)	$(379.0)

The Company continually reviews the adequacy of the valuation allowance. A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that a deferred tax asset will not be realized. This assessment is based on an evaluation of the level of historical taxable income and projections for future taxable income. During 2013, the Company’s valuation allowance increased by $6.1 principally due to the inability to recognize certain foreign losses for which a valuation allowance was previously provided. During 2012, the Company’s valuation allowance increased by $1.2 principally due to the Company’s inability to recognize the benefit of certain current year foreign losses. During 2011, the Company’s valuation allowance decreased by $8.4 principally due to the ability to recognize certain foreign losses for which a valuation allowance was previously established.

The net operating losses (“NOLs”) reflected on the deferred tax asset table consist of state and foreign net operating loss carryforwards. At December 31, 2013, the Company had net U.S. federal NOLs of approximately $717, none of which are reflected in the consolidated financial statements. In 2013, the Company utilized approximately $91 of these previously unrecognized U.S. federal NOLs in its consolidated financial statements. Additionally, approximately $560 of these U.S. federal NOLs are subject to varying limitations on their use under Section 382 of the Internal Revenue Code of 1986, as amended. Included in the total NOLs reported on the financial statement are $140 of foreign NOLs which the Company has accumulated or acquired through acquisitions. Of the total foreign NOLs, approximately $1 will expire in 2014. Approximately $45 of the foreign NOLs will expire in years subsequent to 2014, and approximately $94 have an unlimited life.

Certain vested and exercised employee equity compensation awards have resulted in tax deductions in excess of previously recorded tax benefits based on the value of such equity compensation awards at the time of grant (“windfalls”). The additional tax benefit associated with the windfalls is not recognized for financial statement purposes until the deduction reduces taxes payable as recorded on the Company’s financial statements with an offset to additional paid-in-capital. Windfall tax benefits of $11.6 and $41.8 were recognized in 2013 and 2012, respectively. All previously unrecognized windfall tax benefits were recognized in 2012.

Generally, the Company intends to indefinitely reinvest undistributed earnings of certain of its foreign subsidiaries outside the U.S. in the future growth of its foreign businesses. As a result, the Company has not provided for U.S. income taxes on undistributed foreign earnings of approximately $1.2 billion at December 31, 2013. Determination of the amount of unrecognized deferred U.S. income liability is not practicable, in part, because of the complexities associated with its hypothetical calculation, which include the impact of complex foreign and domestic tax laws with respect to dividend remittances, remittance requirements imposed by certain of the Company’s debt agreements and the impact of foreign laws restricting such remittances. In 2013, 2012 and 2011, the Company recorded a deferred tax charge (benefit) of $1.4, $2.2 and $7.5, respectively, related to profits that were deemed not to be permanently reinvested outside of the United States.

The following table sets forth the details and the activity related to unrecognized tax benefit as of and for the years ended December 31, 2013 and 2012:

(in millions)	2013	2012
Unrecognized tax benefits, January 1,	$68.3	$52.6
Increases (decreases):
Acquisitions	3.5	0.6
Tax positions taken during the current period	27.6	16.3
Tax positions taken during a prior period	(2.7)	—
Settlements with taxing authorities	(7.7)	(3.8)
Other	(0.1)	1.8

Unrecognized tax benefits, December 31,	$88.9	$68.3

During 2013 and 2012, the change in the unrecognized tax benefits primarily relates to tax positions taken during the current period and tax settlements made during the year. At December 31, 2013, the amount of gross unrecognized tax benefits that, if recognized, would affect the reported tax rate is $92.6. The Company has indemnification for $4.8 of the gross unrecognized tax benefit from the sellers of acquired companies.

It is likely that the total amount of unrecognized tax benefits will increase in the next 12 months. Such increase will occur as a result of the Company’s tax return position with respect to the utilization of tax attributes and the conclusion of ongoing tax audits in various jurisdictions around the world. While one or more of these events is reasonably possible to occur within the next 12 months, the Company is not able to accurately estimate the range of the change in the unrecognized tax benefits that will result. The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions in light of legislative, bilateral tax treaties, regulatory and judicial developments in the countries in which the Company does business.

The Company conducts business globally and, as a result, the Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various state, local, and foreign jurisdictions. In the normal course of business, the Company or its subsidiaries are subject to examination by tax authorities throughout the world, including such major jurisdictions as Canada, France, Germany, Hong Kong, Hungary, India, Italy, Japan, Malaysia, Peru and U.S., state and local jurisdictions. As of December 31, 2013, the Company remains subject to examination by federal and state tax authorities for the tax years 2005 to 2012. At December 31, 2013, certain of the Company’s more significant foreign jurisdictions remain subject to examination for various tax years between 2000 and 2012.

The Company classifies all interest expense and penalties on uncertain tax positions as income tax expense. The provision for income taxes for 2013, 2012 and 2011 includes tax-related interest expense of $1.7, $2.4 and $1.1, respectively. As of December 31, 2013 and 2012, the liability for tax-related interest expense was $8.6 and $6.8, respectively.

13. Stockholders’ Equity and Share-Based Awards

The Company maintains the 2013 Stock Incentive Plan, which allows for grants of stock options, restricted stock and short-term cash awards. At December 31, 2013, there were approximately 6.3 million share-based awards collectively available for grant under this stock plan.

Stock Options

A summary of the Company’s stock option activity in 2013 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Total Intrinsic Value (in millions)
Options outstanding, beginning of year	585.3	$14.62
Granted	—	—
Exercised	(229.6)	14.85
Cancelled	—	—

Options outstanding, end of year (a)	355.7	$14.47	2.1	$16.7

(a)	All options outstanding are exercisable

The Company does not use cash to settle any of its options or restricted stock awards and when available issues shares from its treasury stock instead of issuing new shares. Common stock options vest ratably over an explicit service period of typically 3 to 4 years and generally have a contractual term of 7 years. The total intrinsic value of options exercised was $6.8, $16.5 and $18.4 for 2013, 2012 and 2011, respectively. There were no options granted in 2013, 2012 and 2011.

Restricted Shares of Common Stock

The Company issues restricted stock awards whose restrictions lapse upon either the passage of time (service vesting), achieving performance targets, attaining Company common stock price thresholds or some combination of these restrictions. The contractual life is generally 7 years for those restricted stocks with performance targets, common stock price thresholds or some combination thereof. For those restricted stock awards with common stock price thresholds, the fair values were determined using a Monte Carlo simulation embedded in a lattice model. The fair value for all other restricted stock awards were based on the closing price of the Company’s common stock on the dates of grant.

A summary of the Company’s restricted stock activity for 2013 is as follows:

Shares (in thousands)
Outstanding as of December 31, 2012	4,985.1
Granted	1,687.1
Released/Vested	(2,407.0)
Cancelled	(258.6)

Outstanding as of December 31, 2013	4,006.6

The total fair value of restricted shares granted and total fair value of restricted shares vested for 2013, 2012 and 2011 is as follows:

(in millions)	2013	2012	2011
Total fair value of restricted shares granted	$75.0	$43.2	$36.0
Total fair value of restricted shares vested	85.7	49.6	14.5

For those restricted stock awards with common stock price thresholds, the weighted average grant date fair values of these awards were $33.80, $18.98 and $19.67 for 2013, 2012 and 2011, respectively, based on the following assumptions:

	2013	2012	2011
Expected volatility	40.7%	45.8%	44.0%
Risk-free interest rates	0.8%	0.9%	2.2%
Derived service periods (in years)	0.1	0.2	0.2

For all other restricted stock awards, the weighted average grant date fair values were $55.38, $32.61 and $19.03 for the years ended December 31, 2013, 2012 and 2011, respectively.

As part of the restricted stock awards granted in 2013, in January 2013, the Board authorized an annual grant of approximately 0.8 million restricted stock awards to certain executive officers. These awards had an aggregate grant date fair value of $28.9 and vested during 2013 when the Company’s weighted average share price exceeded certain thresholds. Additionally, during 2013, the Board authorized a grant of approximately 0.7 million shares of the Company’s common stock to certain executive officers in consideration and exchange for; the executive officers’ agreeing to a reduction in future stock awards that the executive officers would have been entitled to be granted pursuant to their respective employment agreements; and certain restrictions on transfer of the shares of common stock for a period of three years. These awards had an aggregate grant date fair value of $38.7 and vested immediately. In 2013, the Company also granted approximately 0.2 million restricted stock awards with an aggregate grant date fair value of $7.4 that vest upon the achievement of an explicit service requirement.

As of December 31, 2013, there was $24.1 of unrecognized compensation cost related to non-vested share-based awards whose costs are expected to be recognized through 2014 over a weighted-average period of approximately 10 months.

During the fourth quarter of 2012, the Company recognized $33.6 of cumulative stock-based compensation related to certain restricted stock awards granted in 2010 where compensation expense was not previously recognized as the achievement of the performance targets was not deemed probable.

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

In February 2013, the Company’s Board authorized an increase in the then available amount under the Company’s existing stock repurchase program (the “Stock Repurchase Program”) to allow for the repurchase of up to $500 in the aggregate of the Company’s common stock.

On February 28, 2013, in conjunction with such increase and pursuant to the Stock Repurchase Program, the Company entered into accelerated stock repurchase agreements (collectively, the “ASR Agreement”) to repurchase an aggregate of $250 of its common stock. Pursuant to the ASR Agreement, the Company paid $250 for the repurchase of its common stock. During the third quarter of 2013, the ASR was finalized in accordance with its settlement provisions. During 2013, a total of approximately 5.6 million shares valued at $250 were delivered under the ASR Agreement and are included in treasury stock.

In September 2012, pursuant to the Stock Repurchase Program, the Company used approximately $100 of the net proceeds from the 2018 Convertible Notes offering to repurchase approximately 2.8 million shares of its common stock at a per share price of $35.25 through privately negotiated transactions.

In January 2012, the Company commenced a “modified Dutch auction” self-tender offer (the “Offer”) to purchase up to $500 in value of its common stock. In March 2012, pursuant to the terms of the Offer, the Company repurchased approximately 18.1 million shares of its common stock for a total purchase price of approximately $435 or $24.00 per share. The repurchase of shares of common stock under the Offer was made pursuant to the Company’s existing stock repurchase program, pursuant to which the Company was then authorized to repurchase up to $500 aggregate amount of outstanding shares of common stock at prevailing market prices or in privately-negotiated transactions.

Cash dividends paid to stockholders in 2012 and 2011 were $7.5 and $30.1, respectively. In January 2012, the Company announced that the Board had decided to suspend the Company’s dividend program following the dividend paid on January 31, 2012.

14. Earnings Per Share

A computation of the weighted average shares outstanding for 2013, 2012 and 2011 is as follows:

(in millions)	2013	2012	2011
Weighted average shares outstanding:
Basic	113.7	117.4	132.1
Dilutive share-based awards	1.0	0.8	0.8
Convertible debt	0.4	—	—

Diluted	115.1	118.2	132.9

Because it is the Company’s intention to redeem the principal amount of the Senior Subordinated Convertible Notes in cash, the treasury stock method is used for determining potential dilution in the diluted earnings per share computation. At December 31, 2013, the 2019 Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be antidilutive as the conversion price of the Convertible Notes exceeded the average market price of the Company’s common stock for the three months ended December 31, 2013. Stock options and warrants to purchase approximately 3.6 million shares of the Company’s common stock at December 31, 2011 had exercise prices that exceeded the average market price of the Company’s common stock for the three months ended December 31, 2011. As such, these share-based awards did not affect the computation of diluted earnings per share. As of December 31, 2013, there were 1.8 million restricted share awards with performance-based vesting targets that were not met and as such, have been excluded from the computation of diluted earnings per share.

15. Employee Benefit Plans

The Company maintains defined benefit pension plans for certain of its employees and provides certain postretirement medical and life insurance benefits for a portion of its employees. At December 31, 2013, substantially all the domestic pension and postretirement plans are frozen to new entrants and to future benefit accruals. Benefit obligations are calculated using generally accepted actuarial methods. Actuarial gains and losses are amortized using the corridor method over the average remaining service life of its active employees. The pension and postretirement benefit obligations are measured as of December 31, for 2013 and 2012.

Net Periodic Expense

The components of net periodic pension and postretirement benefit expense for 2013, 2012 and 2011 are as follows:

	Pension Benefits
	2013			2012			2011
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$—	$2.2	$2.2	$0.2	$1.9	$2.1	$0.2	$1.9	$2.1
Interest cost	13.3	2.3	15.6	14.5	2.6	17.1	15.9	2.8	18.7
Expected return on plan assets	(16.9)	(1.2)	(18.1)	(16.3)	(1.4)	(17.7)	(15.6)	(1.4)	(17.0)
Amortization:
Net actuarial loss	7.4	0.4	7.8	7.1	0.2	7.3	3.2	—	3.2

Net periodic cost	3.8	3.7	7.5	5.5	3.3	8.8	3.7	3.3	7.0
Curtailments and settlements	—	(0.1)	(0.1)	—	—	—	1.6	—	1.6

Total expense	$3.8	$3.6	$7.4	$5.5	$3.3	$8.8	$5.3	$3.3	$8.6

Assumptions
Weighted average assumption used to calculate net periodic cost:
Discount rate	3.95%	3.34%	3.85%	4.50%	4.30%	4.47%	5.25%	4.78%	5.18%
Expected return on plan assets	7.75%	3.98%	7.32%	8.00%	4.53%	7.60%	8.00%	4.83%	7.63%
Rate of compensation increase	—	2.56%	2.56%	—	2.51%	2.51%	—	2.98%	2.98%

	Postretirement Benefits
(in millions)	2013	2012	2011
Service cost	$—	$0.1	$0.3
Interest cost	0.3	0.3	0.7
Amortization:
Prior service benefit	(0.3)	(0.4)	(0.8)
Net actuarial gain	(0.1)	(0.1)	(0.1)

Net periodic cost (credit)	(0.1)	(0.1)	0.1
Curtailments and settlements	—	—	(7.3)

Total expense (credit)	$(0.1)	$(0.1)	$(7.2)

Assumptions
Weighted average assumption used to calculate net periodic cost:
Discount rate	3.90%	4.40%	5.50%

The amount of AOCI expected to be recognized in net periodic benefit cost for the year ending December 31, 2014 is as follows:

	Pension Benefits
(in millions)	Domestic	Foreign	Total	Postretirement
Prior service cost (credit)	$—	$0.1	$0.1	$(0.3)
Net actuarial loss (gain)	5.0	0.3	5.3	(0.2)

	$5.0	$0.4	$5.4	$(0.5)

Funded Status

The following table provides a reconciliation of the benefit obligation, plan assets and the funded status of the pension and postretirement plans as of December 31, 2013 and 2012:

	Pension Benefits						Postretirement Benefits
	2013			2012			2013	2012
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Change in benefit obligation:
Benefit obligation at beginning of year	$348.4	$71.6	$420.0	$334.3	$60.9	$395.2	$7.6	$7.8
Service cost	—	2.2	2.2	0.2	1.9	2.1	—	0.1
Interest cost	13.3	2.3	15.6	14.5	2.6	17.1	0.3	0.3
Curtailments and settlements	—	(1.6)	(1.6)	—	(0.7)	(0.7)	—	—
Amendments	—	—	—	—	0.3	0.3	—	—
Actuarial loss (gain)	(26.1)	(1.5)	(27.6)	21.1	8.6	29.7	(1.1)	(0.3)
Participant contributions	—	—	—	—	—	—	0.2	0.3
Benefits paid	(21.2)	(2.7)	(23.9)	(21.7)	(2.9)	(24.6)	(0.6)	(0.6)
Foreign currency translation and other	—	0.7	0.7	—	0.9	0.9	—	—

Benefit obligation at end of year (a)	314.4	71.0	385.4	348.4	71.6	420.0	6.4	7.6

Change in plan assets:
Fair value of plan assets at beginning of year	$256.5	$33.5	$290.0	$234.6	$30.2	$264.8	$—	$—
Actual return on plan assets	19.2	1.5	20.7	27.7	1.5	29.2	—	—
Company contributions	15.5	4.3	19.8	15.9	4.3	20.2	0.4	0.3
Settlements	—	(1.6)	(1.6)	—	(0.7)	(0.7)	—	—
Participant contributions	—	—	—	—	—	—	0.2	0.3
Benefits paid	(21.2)	(2.7)	(23.9)	(21.7)	(2.9)	(24.6)	(0.6)	(0.6)
Foreign currency translation and other	—	0.7	0.7	—	1.1	1.1	—	—

Fair value of plan assets at end of year	270.0	35.7	305.7	256.5	33.5	290.0	—	—

Net (liability) recognized in the consolidated balance sheet	$(44.4)	$(35.3)	$(79.7)	$(91.9)	$(38.1)	$(130.0)	$(6.4)	$(7.6)

Assumptions
Weighted average assumption used to calculate benefit obligation:
Discount rate	4.8%	3.58%	4.58%	3.95%	3.34%	3.85%	4.70%	3.90%
Rate of compensation increase	—	2.50%	2.50%	—	2.56%	2.56%	—	—
Healthcare cost trend rate:
Current	—	—	—	—	—	—	6.60%	6.75%
Ultimate	—	—	—	—	—	—	4.50%	4.50%

(a)	The accumulated benefit obligation for all defined benefit pension plans was $379 and $414 at December 31, 2013 and 2012, respectively.

Amounts recognized in the Company’s consolidated balance sheets at December 31, 2013 and 2012 consist of:

	Pension Benefits		Postretirement Benefits
(in millions)	2013	2012	2013	2012
Other assets	$4.5	$2.3	$—	$—
Accrued benefit cost	(84.2)	(132.3)	(6.4)	(7.6)

Net amount recognized	$(79.7)	$(130.0)	$(6.4)	$(7.6)

Summary of under-funded or non-funded pension benefit plans with projected benefit obligation in excess of plan assets at December 31, 2013 and 2012:

	Pension Benefits
(in millions)	2013	2012
Projected benefit obligation	$368.6	$408.6
Fair value of plan assets	284.4	276.3

Summary of pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2013 and 2012:

	Pension Benefits
(in millions)	2013	2012
Accumulated benefit obligation	$362.9	$400.0
Fair value of plan assets	284.1	272.8

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

The expected long-term rate of return for plan assets is based upon many factors, including expected asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the Company’s defined benefit pension plan’s investments. The Company’s target asset allocation for 2013 and 2012 is as follows: equities—approximately 25%-40%; bonds—approximately 20%-40%; and cash alternatives investments and other—approximately 25%-45%. Actual asset allocations may vary from the targeted allocations for various reasons, including market conditions and the timing of transactions.

The composition of domestic pension plan assets at December 31, 2013 and 2012 is as follows:

	Fair Value Measurements of Plan Assets – Domestic Plans
(in millions)	December 31, 2013
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities and funds:
Domestic	$39.2	$—	$—	$39.2
International	—	50.2	—	50.2
Fixed income securities and funds	66.8	20.3	—	87.1
Alternative investments	26.2	50.7	12.7	89.6
Cash and other	2.8	—	1.1	3.9

Total	$135.0	$121.2	$13.8	$270.0

	Fair Value Measurements of Plan Assets – Domestic Plans
(in millions)	December 31, 2012
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities and funds:
Domestic	$10.5	$33.7	$—	$44.2
International	—	48.6	—	48.6
Fixed income securities and funds	62.4	14.0	—	76.4
Alternative investments	26.0	45.2	12.9	84.1
Cash and other	2.0	—	1.2	3.2

Total	$100.9	$141.5	$14.1	$256.5

The composition of foreign pension plan assets at December 31, 2013 and 2012 is as follows:

	Fair Value Measurements of Plan Assets – Foreign Plans
(in millions)	December 31, 2013
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities and funds	$6.0	$—	$—	$6.0
Fixed income securities and funds	10.9	—	—	10.9
Cash and other	1.5	—	17.3	18.8

Total	$18.4	$—	$17.3	$35.7

	Fair Value Measurements of Plan Assets – Foreign Plans
(in millions)	December 31, 2012
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities and funds	$5.9	$—	$—	$5.9
Fixed income securities and funds	10.4	—	—	10.4
Cash and other	1.0	—	16.2	17.2

Total	$17.3	$—	$16.2	$33.5

The activity for Level 3 pension plan assets for 2013 and 2012 is as follows:

	Level 3 Pension Plan Assets
(in millions)	Domestic Plans	Foreign Plans
Balance, December 31, 2011	$13.3	$15.3
Actual return on plan assets:
Relating to assets held at year-end	1.3	0.6
Relating to assets sold during the period	(0.3)	—
Purchases, sales, settlements and other, net	(0.2)	0.3

Balance, December 31, 2012	$14.1	$16.2
Actual return on plan assets:
Relating to assets held at year-end	(0.2)	0.5
Purchases, sales, settlements and other, net	(0.1)	0.6

Balance, December 31, 2013	$13.8	$17.3

Domestic Contributions

In 2014, the Company expects to make cash contributions of approximately $16 and $0.5 to its domestic pension and postretirement plans, respectively. These contributions are for both funded and unfunded plans and are net of participant contributions.

Foreign Contributions

The Company funds its pension plans in amounts consistent with applicable laws and regulations and expects to make cash contributions of approximately $5 in 2014.

Information about the expected benefit payments for the Company’s pension and postretirement plans are as follows:

Years Ending December 31,	Pension Plans	Postretirement Plans
	(in millions)
2014	$26.8	$0.5
2015	25.5	0.5
2016	25.2	0.5
2017	25.1	0.5
2018	24.9	0.5
Next 5 years	127.4	2.3

The current healthcare cost trend rate gradually declines through 2028 to the ultimate trend rate and remains level thereafter. A one percentage point change in assumed healthcare cost trend rates would not have a material effect on the postretirement benefit obligation or the service and interest cost components of postretirement benefit costs.

The Company sponsors a defined contribution savings plan for substantially all of its U.S. employees. Under provisions for this plan, employees may contribute a percentage of eligible compensation on both a before-tax basis and after-tax basis. The Company generally matches a percentage of a participating employee’s before-tax contributions. For 2013, 2012 and 2011, the defined contribution savings plan expense was $7.8, $6.4 and $4.9, respectively.

16. Reorganization Costs

Reorganization costs for 2013, 2012 and 2011 are as follows:

	2013
(in millions)	Employee Terminations	Other Charges	Total
Outdoor Solutions	$7.7	$4.0	$11.7
Consumer Solutions	2.9	0.4	3.3
Branded Consumables	4.8	2.2	7.0

Total	$15.4	$6.6	$22.0

	2012
(in millions)	Employee Terminations	Other Charges	Total
Outdoor Solutions	$2.4	$10.2	$12.6
Consumer Solutions	12.0	2.1	14.1
Branded Consumables	0.4	—	0.4

Total	$14.8	$12.3	$27.1

	2011
(in millions)	Employee Terminations	Other Charges	Total
Outdoor Solutions	$5.6	$7.9	$13.5
Consumer Solutions	—	2.1	2.1
Branded Consumables	3.4	3.0	6.4
Process Solutions	1.0	0.4	1.4

Total	$10.0	$13.4	$23.4

Outdoor Solutions Segment Reorganization Costs

During 2013, the Company initiated a plan to rationalize the operating processes of certain international operations. The plan primarily consists of headcount reductions. Reorganization costs for 2013 primarily relate to this plan.

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

For 2013, 2012 and 2011, other charges are primarily comprised of lease and contract termination fees.

Consumer Solutions Segment Reorganization Costs

During 2012, the Company initiated a plan to rationalize the operating processes of certain international operations. This plan primarily consists of headcount reductions and facility consolidation and relocation. Reorganization costs for 2013 and 2012 primarily relate to this plan.

For 2012 and 2011, other charges are primarily comprised of lease terminations.

Branded Consumables Segment Reorganization Costs

During 2013, the Company initiated a plan to rationalize the operating processes of certain international operations. The plan primarily consists of headcount reductions. Reorganization costs for 2013 primarily relate to this plan.

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

For 2013, other charges are primarily comprised of lease terminations. For 2011, other costs are primarily comprised of moving costs.

Accrued reorganization costs activity for 2013 and 2012 are as follows:

(in millions)	Accrual Balance at December 31, 2012	Reorganization Costs	Payments	Foreign Currency and Other	Accrual Balance at December 31, 2013
Severance and other employee-related (a)	$12.9	$15.4	$(11.8)	$0.1	$16.6
Other costs (b)	12.8	6.6	(6.0)	—	13.4

Total	$25.7	$22.0	$(17.8)	$0.1	$30.0

(in millions)	Accrual Balance at December 31, 2011	Reorganization Costs	Payments	Foreign Currency and Other	Accrual Balance at December 31, 2012
Severance and other employee-related (a)	$7.3	$14.8	$(9.2)	$—	$12.9
Other costs (b)	9.9	12.3	(9.3)	(0.1)	12.8

Total	$17.2	$27.1	$(18.5)	$(0.1)	$25.7

(a)	For 2013 and 2012, the total headcount underlying these costs is approximately 2,840 and 2,460, respectively. At December 31, 2013, approximately 1,440 employees have not been terminated under the plans. The amounts accrued at December 31, 2013 for severance and other employee-related are expected to be paid through 2014.
(b)	Amounts accrued at December 31, 2013 for other costs (principally lease and contract termination costs) are expected to be paid through 2015.

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

The Outdoor Solutions segment manufactures or sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas grills, lanterns and flashlights, propane fuel, sleeping bags, tents and water recreation products such as inflatable boats, kayaks and tow-behinds. The Outdoor Solutions segment is also a leading provider of fishing equipment under brand names such as Abu Garcia®, All

Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, PENN®, Pflueger®, Sebile®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, softball, football, basketball and lacrosse products are sold under brand names such as deBeer®, Gait®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas®, Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Helium®, Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as CAPP3L®, Ex Officio®, K2®, Marker®, Marmot®, Planet Earth®, Ride®, Völkl® and Zoot®, and premium air beds under the AeroBed® brand. The Outdoor Solutions Segment also sells a variety of products sold internationally under brand names such as Campingaz®, Esky®, Greys®, Hardy® and Invicta®.

The Consumer Solutions segment manufactures or sources, markets, and distributes a diverse line of household products, including kitchen appliances and home environment products. This segment maintains a strong portfolio of globally-recognized brands including Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam® and Villaware®. The principal products in this segment include: household kitchen appliances, such as blenders, coffeemakers, irons, mixers, slow cookers, tea kettles, toasters, toaster ovens and vacuum packaging machines; home environmental products, such as air purifiers, fans, heaters and humidifiers; clippers, trimmers and other hair care products for professional use in the beauty and barber and animal categories; electric blankets, mattress pads and throws; products for the hospitality industry; and scales for consumer use. The Consumer Solutions segment also has rights to sell various small appliance products, in substantially all of Europe under the Breville® brand name.

The Branded Consumables segment manufactures or sources, markets and distributes a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples, including arts and crafts paint brushes, air fresheners, brooms, brushes, buckets, candles, children’s card games, clothespins, collectible tins, condoms, cord, rope and twine, dusters, dust pans, feeding bottles, fencing, fire extinguishing products, firelogs and firestarters, foam coolers, fresh preserving jars and accessories, home décor accessories, home fragrance products, kitchen matches, mops, other craft items, pacifiers, plastic cutlery, playing cards and accessories, rubber gloves and related cleaning products, safes, premium scented candles and accessories, security cameras, security doors, smoke and carbon monoxide alarms, soothers, sponges, storage organizers and workshop accessories, teats, toothpicks, travel sprays, window guards and other accessories. This segment markets our products under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, Billy Boy®, BRK®, Crawford®, Diamond®, Dicon®, Fiona®, First Alert®, First Essentials®, Hoyle®, Java-Log®, KEM®, Kerr®, Lehigh®, Lillo®, Loew-Cornell®, Mapa®, NUK®, Pine Mountain®, ProPak®, Quickie Green Cleaning®, Quickie Home-Pro®, Quickie Microban®, Quickie Original®, Quickie Professional®, Spontex®, Tigex®, Wellington® and Yankee Candle® brand names, among others.

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

Segment information as of and for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$2,724.4	$2,040.0	$2,266.6	$403.6	$(78.7)	$7,355.9	$—	$7,355.9

Segment earnings (loss)	298.4	307.2	411.1	51.7	—	1,068.4	(132.4)	936.0
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	(7.4)	—	(82.4)	—	—	(89.8)	—	(89.8)
Reorganization costs	(11.7)	(3.3)	(7.0)	—	—	(22.0)	—	(22.0)
Acquisition-related and other costs (a)	(25.9)	(1.4)	(7.4)	—	—	(34.7)	17.1	(17.6)
Venezuela devaluation-related charges	—	—	—	—	—	—	(29.0)	(29.0)
Other (b)	—	—	—	—	—	—	(38.8)	(38.8)
Depreciation and amortization	(57.3)	(32.5)	(60.8)	(11.3)	—	(161.9)	(4.0)	(165.9)

Operating earnings (loss)	$196.1	$270.0	$253.5	$40.4	$—	$760.0	$(187.1)	$572.9

Other segment data:
Total assets	$2,892.7	$2,055.6	$4,131.6	$183.0	$—	$9,262.9	$833.2	$10,096.1
Capital expenditures	87.2	39.0	39.0	8.4	—	173.6	37.4	211.0

	2012
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$2,692.9	$1,940.9	$1,753.1	$377.1	$(67.9)	$6,696.1	$—	$6,696.1

Segment earnings (loss)	325.2	285.9	259.2	47.1	—	917.4	(103.6)	813.8
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	(2.8)	(3.2)	—	—	—	(6.0)	—	(6.0)
Reorganization costs	(12.6)	(14.1)	(0.4)	—	—	(27.1)	—	(27.1)
Acquisition-related and other costs	(3.9)	(1.6)	(3.8)	—	—	(9.3)	(8.2)	(17.5)
Other (c)	—	—	—	—	—	—	(33.6)	(33.6)
Depreciation and amortization	(55.2)	(34.7)	(46.0)	(13.5)	—	(149.4)	(3.4)	(152.8)

Operating earnings (loss)	$250.7	$232.3	$209.0	$33.6	$—	$725.6	$(148.8)	$576.8

Other segment data:
Total assets	$2,930.1	$1,971.9	$1,934.1	$183.1	$—	$7,019.2	$691.4	$7,710.6
Capital expenditures	55.0	53.6	30.9	9.9	—	149.4	5.1	154.5

	2011
(in millions)	Outdoor Solutions	Consumer Solutions	Branded Consumables	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$2,772.1	$1,880.3	$1,734.4	$351.2	$(58.1)	$6,679.9	$—	$6,679.9

Segment earnings (loss)	344.6	274.7	237.9	37.7	—	894.9	(104.1)	790.8
Adjustments to reconcile to reported operating earnings (loss):
Fair value adjustment to inventory	—	—	(6.9)	—	—	(6.9)	—	(6.9)
Reorganization costs	(13.5)	(2.1)	(6.4)	(1.4)		(23.4)	—	(23.4)
Acquisition-related and other costs (d)	7.1	(4.8)	(10.8)	(2.0)	—	(10.5)	(10.9)	(21.4)
Impairment of goodwill, intangibles and other assets	—	—	(52.5)	—	—	(52.5)	—	(52.5)
Depreciation and amortization	(61.8)	(31.1)	(55.9)	(12.4)	—	(161.2)	(2.5)	(163.7)

Operating earnings (loss)	$276.4	$236.7	$105.4	$21.9	$—	$640.4	$(117.5)	$522.9

Other segment data:
Capital expenditures	$61.4	$23.2	$31.6	$8.6	$—	$124.8	$2.1	$126.9

(a)	Consolidated amount includes a net gain on the sale of certain assets recorded in the Corporate segment.
(b)	Represents stock-based compensation related to a grant of common stock to certain executive officers (see Note 13).
(c)	Represents cumulative stock-based compensation related to certain restricted share awards where compensation expense was not previously recognized as the achievement of the performance targets was not deemed probable (see Note 13).
(d)	Consolidated amount is net of gain on the sale of certain domestic assets recorded in the Outdoor Solutions segment.

Note: Intersegment sales are recorded at cost plus an agreed upon profit.

Geographic Information

Geographic information as of and for the years ended December 31, 2013, 2012 and 2011 is as follows:

(in millions)	Domestic	International	Total
2013
Net sales	$4,482.7	$2,873.2	$7,355.9
Long-lived assets	464.7	387.9	852.6

2012
Net sales	$4,078.5	$2,617.6	$6,696.1
Long-lived assets	344.3	334.3	678.6

2011
Net sales	$4,082.7	$2,597.2	$6,679.9

18. Accumulated Other Comprehensive Income (Loss)

AOCI activity for 2013 is as follows:

(in millions)	Cumulative Translation Adjustment	Derivative Financial Instruments	Accrued Benefit Cost	Unrealized Gain On Investment	AOCI
AOCI at December 31, 2012	$17.7	$(1.3)	$(70.1)	$0.3	$(53.4)
AOCI activity, net of tax:
OCI excluding reclassifications	(31.3)	11.4	19.2	—	(0.7)
Reclassifications to earnings	—	(9.1)	4.6	—	(4.5)

OCI, net of tax	(31.3)	2.3	23.8	—	(5.2)

AOCI at December 31, 2013	$(13.6)	$1.0	$(46.3)	$0.3	$(58.6)

For 2013, 2012 and 2011 reclassifications from AOCI to the results of operations for the Company’s pension and postretirement benefit plans were an expense of $7.4, $6.8 and $2.3, respectively, and primarily represent the amortization of net actuarial losses (see Note 15). For 2013, 2012 and 2011, reclassifications from AOCI to the results of operations for the Company’s derivative financial instruments for effective cash flow hedges were an (expense)/income of $18.2, $5.9 and ($19.6), respectively (see Note 10).

The income tax (provision) benefit allocated to the components of OCI for 2013, 2012 and 2011 is as follows:

(in millions)	2013	2012	2011
Cumulative translation adjustment	$—	$—	$—
Derivative financial instruments	(2.3)	0.7	(5.8)
Accrued benefit cost	(14.5)	3.3	12.1
Unrealized gain on investment	—	(0.2)	(0.1)

Income tax (provision) benefit related to OCI	$(16.8)	$3.8	$6.2

19. Condensed Consolidating Financial Data

The Company’s Senior Notes and Senior Subordinated Notes (see Note 9) are fully guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The guarantees of the Guarantor Subsidiaries are subject to release only in certain limited circumstances. The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these notes. Presented below is the condensed consolidating financial data of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis, using the equity method of accounting for subsidiaries, as of and for the years ended December 31, 2013, 2012 and 2011.

Condensed Consolidating Results of Operations

	Year Ended December 31, 2013
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,930.5	$3,191.7	$(766.3)	$7,355.9
Cost of sales	—	3,732.3	2,275.2	(766.3)	5,241.2

Gross profit	—	1,198.2	916.5	—	2,114.7
Selling, general and administrative expenses	133.8	804.6	581.4	—	1,519.8
Reorganization costs, net	—	5.8	16.2	—	22.0

Operating earnings (loss)	(133.8)	387.8	318.9	—	572.9
Interest expense, net	199.3	(21.8)	17.9	—	195.4
Loss on early extinguishment of debt	25.9	—	—	—	25.9

Income (loss) before taxes and equity earnings of subsidiaries	(359.0)	409.6	301.0	—	351.6
Income tax provision (benefit)	(124.9)	165.9	106.7	—	147.7
Equity earnings of subsidiaries	438.0	145.0	—	(583.0)	—

Net income (loss)	203.9	388.7	194.3	(583.0)	203.9
Other comprehensive income (loss), net of tax	(5.2)	(2.0)	(26.1)	28.1	(5.2)

Comprehensive income (loss)	$198.7	$386.7	$168.2	$(554.9)	$198.7

	Year Ended December 31, 2012
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,448.1	$2,952.2	$(704.2)	$6,696.1
Cost of sales	—	3,354.8	2,121.1	(704.2)	4,771.7

Gross profit	—	1,093.3	831.1	—	1,924.4
Selling, general and administrative expenses	84.6	688.3	547.6	—	1,320.5
Reorganization costs, net	—	12.4	14.7	—	27.1

Operating earnings (loss)	(84.6)	392.6	268.8	—	576.8
Interest expense, net	213.3	(53.7)	25.7	—	185.3

Income (loss) before taxes and equity earnings of subsidiaries	(297.9)	446.3	243.1	—	391.5
Income tax provision (benefit)	(113.6)	194.9	66.3	—	147.6
Equity earnings of subsidiaries	428.2	163.1	—	(591.3)	—

Net income (loss)	243.9	414.5	176.8	(591.3)	243.9
Other comprehensive income (loss), net of tax	3.3	12.4	9.1	(21.5)	3.3

Comprehensive income (loss)	$247.2	$426.9	$185.9	$(612.8)	$247.2

	Year Ended December 31, 2011
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,057.3	$2,767.6	$(145.0)	$6,679.9
Cost of sales	—	2,943.7	2,023.2	(145.0)	4,821.9

Gross profit	—	1,113.6	744.4	—	1,858.0
Selling, general and administrative expenses	94.1	678.0	487.1	—	1,259.2
Reorganization costs, net	—	11.9	11.5	—	23.4
Impairment of goodwill and intangibles	—	52.5	—	—	52.5

Operating earnings	(94.1)	371.2	245.8	—	522.9
Interest expense, net	171.3	2.7	5.7	—	179.7
Loss on early extinguishment of debt	12.3	—	0.5	—	12.8

Income (loss) before taxes and equity earnings of subsidiaries	(277.7)	368.5	239.6	—	330.4
Income tax provision (benefit)	(120.7)	192.1	54.3	—	125.7
Equity earnings of subsidiaries	361.7	179.7	—	(541.4)	—

Net income (loss)	204.7	356.1	185.3	(541.4)	204.7
Other comprehensive income (loss), net of tax	(31.9)	(41.6)	(18.0)	59.6	(31.9)

Comprehensive income (loss)	$172.8	$314.5	$167.3	$(481.8)	$172.8

Condensed Consolidating Balance Sheets

	As of December 31, 2013
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$630.8	$13.5	$484.2	$—	$1,128.5
Accounts receivable	—	1.4	1,194.7	—	1,196.1
Inventories	—	839.7	572.2	—	1,411.9
Other current assets	23.0	174.3	149.7	—	347.0

Total current assets	653.8	1,028.9	2,400.8	—	4,083.5

Property, plant and equipment, net	46.7	404.1	401.8	—	852.6
Goodwill	—	2,365.5	254.8	—	2,620.3
Intangibles, net	—	2,190.8	202.2	—	2,393.0
Intercompany receivables	3,850.2	4,211.0	3,838.6	(11,899.8)	—
Investment in subsidiaries	6,812.4	2,031.8	—	(8,844.2)	—
Other non-current assets	68.7	18.1	59.9	—	146.7

Total assets	$11,431.8	$12,250.2	$7,158.1	$(20,744.0)	$10,096.1

Liabilities and stockholders’ equity:
Short-term debt and current portion of long-term debt	$144.2	$1.4	$509.5	$—	$655.1
Accounts payable	11.4	390.0	262.8	—	664.2
Other current liabilities	121.6	299.0	299.5	—	720.1

Total current liabilities	277.2	690.4	1,071.8	—	2,039.4

Long-term debt	4,065.9	4.3	17.1	—	4,087.3
Intercompany payables	4,415.0	3,494.9	3,989.9	(11,899.8)	—
Deferred taxes on income	19.0	974.4	71.9	—	1,065.3
Other non-current liabilities	105.0	156.9	92.5	—	354.4
Total stockholders’ equity	2,549.7	6,929.3	1,914.9	(8,844.2)	2,549.7

Total liabilities and stockholders’ equity	$11,431.8	$12,250.2	$7,158.1	$(20,744.0)	$10,096.1

	As of December 31, 2012
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$560.2	$4.9	$469.0	$—	$1,034.1
Accounts receivable	—	17.8	1,119.9	—	1,137.7
Inventories	—	760.3	550.0	—	1,310.3
Other current assets	16.5	143.5	168.3	—	328.3

Total current assets	576.7	926.5	2,307.2	—	3,810.4

Property, plant and equipment, net	34.1	296.8	347.7	—	678.6
Goodwill	—	1,564.7	259.3	—	1,824.0
Intangibles, net	—	1,055.5	201.2	—	1,256.7
Intercompany receivables	2,961.3	3,939.6	3,629.4	(10,530.3)	—
Investment in subsidiaries	5,895.6	1,844.2	—	(7,739.8)	—
Other non-current assets	73.4	4.7	62.8	—	140.9

Total assets	$9,541.1	$9,632.0	$6,807.6	$(18,270.1)	$7,710.6

Liabilities and stockholders’ equity:
Short-term debt and current portion of long-term debt	$100.1	$0.5	$404.1	$—	$504.7
Accounts payable	5.3	354.6	255.5	—	615.4
Other current liabilities	83.7	259.0	265.9	—	608.6

Total current liabilities	189.1	614.1	925.5	—	1,728.7

Long-term debt	3,275.7	4.2	13.5	—	3,293.4
Intercompany payables	4,251.9	2,336.5	3,941.9	(10,530.3)	—
Other non-current liabilities	64.8	697.8	166.3	—	928.9
Total stockholders’ equity	1,759.6	5,979.4	1,760.4	(7,739.8)	1,759.6

Total liabilities and stockholders’ equity	$9,541.1	$9,632.0	$6,807.6	$(18,270.1)	$7,710.6

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2013
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$(180.6)	$675.2	$182.8	$(8.9)	$668.5
Financing activities:
Net change in short-term debt	—	(0.1)	102.1	—	102.0
(Payments on) proceeds from intercompany transactions	775.4	(567.5)	(200.5)	(7.4)	—
Proceeds from issuance of long-term debt	1,261.5	—	11.9	—	1,273.4
Payments on long-term debt	(404.5)	(1.8)	(1.4)	—	(407.7)
Issuance (repurchase) of common stock, net	450.5	—	—	—	450.5
Excess tax benefits from stock-based compensation	11.6	—	—	—	11.6
Other	(19.2)	(4.4)	(0.6)	—	(24.2)

Net cash provided by (used in) financing activities	2,075.3	(573.8)	(88.5)	(7.4)	1,405.6

Investing activities:
Additions to property, plant and equipment	(37.5)	(77.7)	(95.8)	—	(211.0)
Acquisition of business, net of cash acquired	(1,807.4)	—	(12.7)	—	(1,820.1)
Intercompany investing activities, net	—	(16.3)	—	16.3	—
Other	20.8	1.2	51.7	—	73.7

Net cash used in investing activities	(1,824.1)	(92.8)	(56.8)	16.3	(1,957.4)

Effect of exchange rate changes on cash	—	—	(22.3)	—	(22.3)

Net increase in cash and cash equivalents	70.6	8.6	15.2	—	94.4
Cash and cash equivalents at beginning of year	560.2	4.9	469.0	—	1,034.1

Cash and cash equivalents at end of year	$630.8	$13.5	$484.2	$—	$1,128.5

	Year Ended December 31, 2012
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$(171.4)	$463.5	$207.9	$(19.7)	$480.3
Financing activities:
Net change in short-term debt	—	—	74.7	—	74.7
(Payments on) proceeds from intercompany transactions	409.6	(421.3)	(8.0)	19.7	—
Proceeds from issuance of long-term debt	800.0	0.5	2.0	—	802.5
Payments on long-term debt	(166.0)	(0.4)	(6.3)	—	(172.7)
Issuance (repurchase) of common stock, net	(557.9)	—	—	—	(557.9)
Excess tax benefits from stock-based compensation	43.0	—	—	—	43.0
Other	(24.4)	—	(0.5)	—	(24.9)

Net cash provided by (used in) financing activities	504.3	(421.2)	61.9	19.7	164.7

Investing activities:
Additions to property, plant and equipment	(5.2)	(67.0)	(82.3)	—	(154.5)
Acquisition of business, net of cash acquired	(104.2)	(3.0)	(179.1)	—	(286.3)
Intercompany investing activities, net	—	—	—	—	—
Other	1.3	4.2	7.8	—	13.3

Net cash used in investing activities	(108.1)	(65.8)	(253.6)	—	(427.5)

Effect of exchange rate changes on cash	—	—	8.3	—	8.3

Net decrease in cash and cash equivalents	224.8	(23.5)	24.5	—	225.8
Cash and cash equivalents at beginning of year	335.4	28.4	444.5	—	808.3

Cash and cash equivalents at end of year	$560.2	$4.9	$469.0	$—	$1,034.1

	Year Ended December 31, 2011
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$(121.7)	$430.3	$141.1	$(22.6)	$427.1
Financing activities:
Net change in short-term debt	—	—	1.0	—	1.0
(Payments on) proceeds from intercompany transactions	370.7	(321.0)	(68.0)	18.3	—
Proceeds from issuance of long-term debt	1,025.0	—	—	—	1,025.0
Payments on long-term debt	(1,110.6)	—	—	—	(1,110.6)
Issuance (repurchase) of common stock, net	(80.8)	—	—	—	(80.8)
Other	(31.3)	—	—	—	(31.3)

Net cash provided by (used in) financing activities	173.0	(321.0)	(67.0)	18.3	(196.7)

Investing activities:
Additions to property, plant and equipment	(2.1)	(109.5)	(15.3)	—	(126.9)
Acquisition of business, net of cash acquired	(0.9)	(12.5)	(1.0)	—	(14.4)
Intercompany investing activities, net	—	(4.3)	—	4.3	—
Other	—	24.2	4.0	—	28.2

Net cash used in investing activities	(3.0)	(102.1)	(12.3)	4.3	(113.1)

Effect of exchange rate changes on cash	—	—	(4.4)	—	(4.4)

Net decrease in cash and cash equivalents	48.3	7.2	57.4	—	112.9
Cash and cash equivalents at beginning of year	287.1	21.2	387.1	—	695.4

Cash and cash equivalents at end of year	$335.4	$28.4	$444.5	$—	$808.3

The amounts reflected as proceeds (payments) from (to) intercompany transactions represent cash flows originating from transactions conducted between guarantor subsidiaries, non-guarantor subsidiaries and parent in the normal course of business operations.

To the Board of Directors and Stockholders of Jarden Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Jarden Corporation and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Yankee Candle Investments LLC (“Yankee Candle”) from its assessment of internal control over financial reporting as of December 31, 2013 because it was acquired by the Company in a purchase business combination during 2013. We have also excluded Yankee Candle from our audit of internal control over financial reporting. Yankee Candle is a wholly-owned subsidiary whose total assets and total net sales excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 3% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 3, 2014

Supplementary Data

Selected Quarterly Financial Data (Unaudited)

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (b)	Total
2013
Net sales	$1,580.7	$1,758.8	$1,800.8	$2,215.6	$7,355.9
Gross profit	443.5	513.5	523.2	634.5	2,114.7
Net income (loss) as reported	(4.4)	76.4	94.9	37.0	203.9
Basic earnings (loss) per share (a)	(0.04)	0.71	0.85	0.30	1.79
Diluted earnings (loss) per share (a)	(0.04)	0.71	0.85	0.29	1.77
2012
Net sales	$1,495.4	$1,675.6	$1,705.9	$1,819.2	$6,696.1
Gross profit	419.6	496.4	501.0	507.4	1,924.4
Net income as reported	35.1	83.2	76.9	48.7	243.9
Basic earnings per share (a)	0.27	0.72	0.67	0.43	2.08
Diluted earnings per share (a)	0.27	0.72	0.66	0.43	2.06

(a)	Earnings per share calculations for each quarter are based on the weighted average number of shares outstanding for each period, and the sum of the quarterly amounts may not necessarily equal the annual earnings per share amounts.
(b)	The results of operations for the fourth quarter of 2013 includes a charge of $78.9 for the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory related to the YCC Acquisition, a gain of approximately $28 on the sale of certain assets and $38.8 of stock-based compensation related to a grant of common stock to certain executive officers (see Note 13 to the consolidated financial statements). The results of operations for the fourth quarter of 2012 includes $33.6 of cumulative stock-based compensation related to certain restricted share awards where compensation expense was not previously recognized as the achievement of the performance targets was not deemed probable (see Note 13 to the consolidated financial statements).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and the above criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.

On October 3, 2013, the Company acquired Yankee Candle. The Company has excluded Yankee Candle from its assessment of internal control over financial reporting as of December 31, 2013, because it was acquired by the Company in a purchase business combination during 2013. Yankee Candle is a wholly-owned subsidiary whose total assets and total net sales excluded from management’s assessment of internal control over financial reporting represent approximately 3% and 5%, respectively of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by the Company’s independent auditor, PricewaterhouseCoopers LLP, an independent registered public accounting firm, and issued their audit report expressing an unqualified opinion on the Company’s internal control over financial reporting, as stated in their report which is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter ended December 31, 2013, there was no change in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding executive officers is included in Part I of this Annual Report on Form 10-K as permitted by General Instruction G(3).

Jarden Corporation has adopted a “Business Conduct and Ethics Policy” (“Code”) for all its employees, including its principal executive officer, principal financial officer and principal accounting officer. The Code is available on the Company’s Internet website at http://www.jarden.com, at the tab “For Investors—Governance.”

Other information required by Item 10, including information regarding directors, membership and function of the audit committee, including the financial expertise of its members, and Section 16(a) compliance, appearing under the captions “Election of Directors,” “Information Regarding Board of Directors and Committees” and “Other Matters” of the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference. The Company intends to file its Proxy Statement with the Securities and Exchange Commission (the “SEC”) not later than 120 days after December 31, 2013.

Item 11.	Executive Compensation

The information required by Item 11 appearing under the captions “Information Regarding Board of Directors and Committees—Compensation of Directors” and “Executive Compensation” of the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 appearing under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” of the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 appearing under the captions “Information Regarding Board of Directors and Committees” and “Certain Relationships and Related Transactions” of the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2013.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 appearing under the caption “Independent Registered Public Accounting Firm” of the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2013.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

(1)	Financial Statements:

Location In Form 10-K

Reports of independent registered public accounting firm	Item 8

Consolidated Statements of Operations—Years ended December 31, 2013, 2012 and 2011	Item 8

Consolidated Statements of Comprehensive Income—Years ended December 31, 2013, 2012 and 2011	Item 8

Consolidated Balance Sheets—December 31, 2013 and 2012	Item 8

Consolidated Statements of Cash Flows—Years ended December 31, 2013, 2012 and 2011	Item 8

Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2013, 2012 and 2011	Item 8

Notes to Consolidated Financial Statements	Item 8

(2)	Financial Statement Schedule:

See Schedule II of this Form 10-K.

(3)	Exhibits:

Copies of exhibits incorporated by reference can be obtained from the SEC and are located in Commission File No. 001-13665.

Exhibit Number	Description of Exhibit

2.1	Unit Purchase Agreement, dated September 3, 2013, by and among Yankee Candle Group LLC, the Company, Yankee Candle Investments LLC and the other parties hereto (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on September 4, 2013, and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 15, 2005, and incorporated herein by reference).

Exhibit Number	Description of Exhibit

3.4	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 17, 2011, and incorporated herein by reference).

3.5	Second Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 17, 2011, and incorporated herein by reference).

4.1	Base Indenture, dated February 13, 2007 (the “2007 Indenture”), between the Company and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference).

4.2	First Supplemental Indenture to the 2007 Indenture, dated February 13, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on February 16, 2007, and incorporated herein by reference).

4.3	Second Supplemental Indenture to the 2007 Indenture, dated February 14, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on February 16, 2007, and incorporated herein by reference).

4.4	Third Supplemental Indenture to the 2007 Indenture, dated May 11, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on July 31, 2007, and incorporated herein by reference).

4.5	Fourth Supplemental Indenture to the 2007 Indenture, dated July 6, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 5, 2007, and incorporated herein by reference).

4.6	Fifth Supplemental Indenture to the 2007 Indenture, dated December 7, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed on February 25, 2008, and incorporated herein by reference).

4.7	Sixth Supplemental Indenture to the 2007 Indenture, dated November 23, 2009 among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as successor Trustee (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K, filed on February 24, 2010, and incorporated herein by reference).

4.8	Seventh Supplemental Indenture to the 2007 Indenture, dated October 20, 2010 among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as successor Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on October 29, 2010 and incorporated herein by reference).

4.9	Base Indenture dated April 30, 2009 (the “2009 Indenture”), between the Company and The Bank of New York Mellon, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on May 6, 2009, and incorporated herein by reference).

4.10	Third Supplemental Indenture to the 2009 Indenture, dated November 9, 2010, among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on November 15, 2010 and incorporated herein by reference).

4.11	Instrument of Resignation, Appointment and Acceptance, dated November 6, 2009, among the Company, The Bank of New York Mellon and Wells Fargo Bank, National Association (filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K, filed on February 24, 2010, and incorporated herein by reference).

Exhibit Number	Description of Exhibit

4.12	Base Indenture dated January 20, 2010 (the “2010 Indenture”), between the Company and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on January 22, 2010 and incorporated herein by reference).

4.13	First Supplemental Indenture to the 2010 Indenture, dated January 20, 2010, among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 22, 2010 and incorporated herein by reference).

4.14	Indenture related to the Company’s 1 7/8% Senior Subordinated Convertible Notes due 2018, dated as of September 18, 2012, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 21, 2012 and incorporated herein by reference).

4.15	Indenture related to the Company’s 1 1⁄2% Senior Subordinated Convertible Notes due 2019, dated as of June 12, 2013, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on June 14, 2013, and incorporated herein by reference).

†10.1	Form of Indemnification Agreement (filed as Exhibit 10.13 to the Company’s Registration Statement on Form 10, filed on March 17, 1993, and incorporated herein by reference).

†10.2	List of Directors and Executive Officers party to Exhibit 10.1 (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed on March 31, 1996, and incorporated herein by reference).

†10.3	Alltrista Corporation 1998 Long Term Equity Incentive Plan, as amended and restated (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed on October 17, 2002, and incorporated herein by reference).

†10.4	Alltrista Corporation 2001 Stock Option Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2001, and incorporated herein by reference).

†10.5	Amendment No. 1 to the Alltrista Corporation 2001 Stock Option Plan (filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, filed on October 17, 2002, and incorporated herein by reference).

†10.6	Jarden Corporation Amended and Restated 2003 Stock Incentive Plan (incorporated by reference from Annex C to the Company’s 2005 Definitive Proxy Statement with respect to the Company’s 2005 Annual Meeting of Stockholders, as filed on May 9, 2005).

†10.7	Amendment No. 1 to the Jarden Corporation Amended and Restated 2003 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 19, 2007, and incorporated herein by reference).

†10.8	Jarden Corporation 2009 Stock Incentive Plan (incorporated by reference from Annex A to the Company’s 2009 Definitive Proxy Statement with respect to the Company’s 2009 Annual Meeting of Stockholders, as filed on April 9, 2009).

†10.9	Jarden Corporation 2013 Stock Incentive Plan (incorporated by reference from Annex A to the Company’s 2013 Definitive Proxy Statement with respect to the Company’s 2013 Annual Meeting of Stockholders, as filed on April 15, 2013).

†10.10	Jarden Corporation 2003 Employee Stock Purchase Plan (incorporated by reference from Annex C to the Company’s 2003 Definitive Proxy Statement with respect to the Company’s 2003 Annual Meeting of Stockholders, as filed on March 28, 2003).

Exhibit Number	Description of Exhibit

†10.11	Amendment No. 1 to the Jarden Corporation 2003 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 13, 2005, and incorporated herein by reference).

†10.12	Amendment No. 2 to the Jarden Corporation 2003 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on May 5, 2005, and incorporated herein by reference).

†10.13	Jarden Corporation 2010 Employee Stock Purchase Plan (incorporated by reference from Annex A to the Company’s 2010 Definitive Proxy Statement with respect to the Company’s 2010 Annual Meeting of Stockholders, as filed on April 9, 2010, and incorporated herein by reference).

†10.14	Jarden Corporation 2013 Employee Stock Purchase Plan (incorporated by reference from Annex B to the Company’s 2013 Definitive Proxy Statement with respect to the Company’s 2013 Annual Meeting of Stockholders, as filed on April 15, 2013).

†10.15	Fifth Amended and Restated Employment Agreement, dated as of July 23, 2012, between the Company and Martin E. Franklin (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2012, and incorporated herein by reference).

†10.16	Fifth Amended and Restated Employment Agreement, dated as of July 23, 2012, between the Company and Ian G.H. Ashken (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 27, 2012, and incorporated herein by reference).

†10.17	Fourth Amended and Restated Employment Agreement between the Company and James E. Lillie, dated as of July 23, 2012 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 27, 2012, and incorporated herein by reference).

†10.18	Amended and Restated Employment Agreement between the Company and J. David Tolbert, dated as of January 9, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 13, 2009, and incorporated herein by reference).

†10.19	Amended and Restated Employment Agreement between the Company and John E. Capps, dated as of July 23, 2012 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on July 27, 2012, and incorporated herein by reference).

†10.20	Amended and Restated Employment Agreement between the Company and Richard T. Sansone, dated as of July 23, 2012 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on July 27, 2012, and incorporated herein by reference).

†10.21	Equity Award, Lock-Up and Amendment Agreement, dated as of December 19, 2013, by and between Jarden Corporation and Martin E. Franklin (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 20, 2013, and incorporated herein by reference).

†10.22	Equity Award, Lock-Up and Amendment Agreement, dated as of December 19, 2013, by and between Jarden Corporation and Ian G.H. Ashken (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 20, 2013, and incorporated herein by reference).

†10.23	Equity Award, Lock-Up and Amendment Agreement, dated as of December 19, 2013, by and between Jarden Corporation and James E. Lillie (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on December 20, 2013, and incorporated herein by reference).

†10.24	Restricted Stock Agreement, dated January 5, 2010, between the Company and Martin E. Franklin (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on January 8, 2010, and incorporated herein by reference).

Exhibit Number	Description of Exhibit

†10.25	Restricted Stock Agreement, dated January 5, 2010, between the Company and Ian G.H. Ashken (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on January 8, 2010, and incorporated herein by reference).

†10.26	Restricted Stock Agreement, dated January 5, 2010, between the Company and James E. Lillie (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on January 8, 2010, and incorporated herein by reference).

†10.27	Restricted Stock Agreement, dated January 2, 2014, between the Company and Martin E. Franklin (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 3, 2014, and incorporated herein by reference).

†10.28	Restricted Stock Agreement, dated January 2, 2014, between the Company and Ian G.H. Ashken (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 3, 2014, and incorporated herein by reference).

†10.29	Restricted Stock Agreement, dated January 2, 2014, between the Company and James E. Lillie (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on January 3, 2014, and incorporated herein by reference).

10.30	Credit Agreement, dated as of March 31, 2011, among the Company, as the US borrower, Jarden Lux Holdings S.à r.l., Jarden Lux S.à r.l. and Jarden Lux Finco S.à r.l., collectively as the Luxembourg Borrower, the several lenders and letter of credit issuers from time to time party thereto, and Barclays Bank PLC, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 6, 2011, and incorporated herein by reference).

10.31	Pledge and Security Agreement, dated as of March 31, 2011, among the Company, as a grantor, each other grantors signatory thereto and Barclays Bank PLC, as administrative agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 6, 2011, and incorporated herein by reference).

10.32	Guaranty, dated as of March 31, 2011, of the Company and the several subsidiary guarantors signatory thereto (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 6, 2011, and incorporated herein by reference).

10.33	Amendment No. 1 to Credit Agreement, dated as of February 24, 2012 among the Company, as the US Borrower, Jarden Lux Holdings S.à r.l., Jarden Lux S.à r.l. and Jarden Lux Finco S.à r.l., collectively as the Luxembourg Borrower, Barclays Bank PLC, as administrative agent and collateral agent, and each incremental lender identified on the signature pages thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 24, 2012, and incorporated herein by reference).

10.34	Consent, Agreement and Affirmation of Guaranty and Pledge and Security Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 24, 2012, and incorporated herein by reference).

10.35	Amendment No. 2 to Credit Agreement, dated as of March 22, 2013, among the Company, as the US Borrower, Jarden Lux Holdings S.à r.l., Jarden Lux S.à r.l. and Jarden Lux Finco S.à r.l., collectively as the Luxembourg Borrower, Barclays Bank PLC, as administrative agent and collateral agent, and each lender and/or L/C issuer indetified on the signature pages thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2013, and incorporated herein by reference).

10.36	Consent, Agreement and Affirmation of Guaranty and Pledge and Security Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 28, 2013, and incorporated herein by reference).

Exhibit Number	Description of Exhibit

10.37	Amendment No. 3 to Credit Agreement, dated as of September 3, 2013, among the Company, as the US Borrower, Jarden Lux Holdings S.à r.l., Jarden Lux S.à r.l., and Jarden Lux Finco S.à r.l., collectively as the Luxembourg Borrower, Barclays Bank PLC, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 9. 2013, and incorporated herein by reference).

10.38	Consent, Agreement and Affirmation of Guaranty and Pledge and Security Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 9. 2013, and incorporated herein by reference).

10.39	Amendment No. 4 to Credit Agreement, dated as of October 3, 2013, among the Company, as the US Borrower, Jarden Lux Holdings S.à r.l., Jarden Lux S.à r.l., and Jarden Lux Finco S.à r.l., collectively as the Luxembourg Borrower, Barclays Bank PLC, as administrative agent and collateral agent, and each incremental lender identified on the signature pages thereto (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on October 9. 2013, and incorporated herein by reference).

10.40	Consent, Agreement and Affirmation of Guaranty and Pledge and Security Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on October 9. 2013, and incorporated herein by reference).

10.41	Third Amended and Restated Loan Agreement, dated as of February 17, 2012, among the Company, as initial servicer; Jarden Receivables, LLC, as borrower; SunTrust Bank, as a lender, PNC Bank, National Association, as a lender and Wells Fargo Bank, National Association, as a lender and issuer of letters of credit, and SunTrust Robinson Humphrey, Inc., as administrator, together with the Reaffirmation, Acknowledgement and Consent of Performance Guarantor thereunder executed by the Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 24, 2012, and incorporated herein by reference).

10.42	Amendment No. 1 to the Third Amended and Restated Loan Agreement, dated as of October 10, 2013, among the Company, as servicer; Jarden Receivables, LLC, as borrower; SunTrust Bank, as a lender, PNC Bank, National Association, as a lender and Wells Fargo Bank, National Association, as a lender and issuer of letters of credit, and SunTrust Robinson Humphrey, Inc., as administrator, together with the Reaffirmation, Acknowledgement and Consent of Performance Guarantor thereunder executed by the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 16, 2013, and incorporated herein by reference).

10.43	Second Amended and Restated Receivables Contribution and Sales Agreement, dated as of July 29, 2010, among the originators party thereto and Jarden Receivables, LLC, as buyer (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 4, 2010, and incorporated herein by reference).

10.44	Amendment No. 1 to Second Amended and Restated Receivables Contribution and Sales Agreement, dated as of February 17, 2012, among the originators party thereto and Jarden Receivables, LLC, as buyer (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on February 24, 2012, and incorporated herein by reference).

10.45	Performance Undertaking, dated August 8, 2007, executed by the Company, as performance guarantor, in favor of Jarden Receivables LLC, as beneficiary (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on August 14, 2007, and incorporated herein by reference).

10.46	Lender Note, dated February 17, 2012, executed by Jarden Receivables, LLC in favor of SunTrust Bank (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on February 24, 2012, and incorporated herein by reference).

Exhibit Number	Description of Exhibit

10.47	Amended and Restated Lender Note, dated February 17, 2012, executed by Jarden Receivables, LLC in favor of Wells Fargo Bank, National Association (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on February 24, 2012, and incorporated herein by reference).

10.48	Lender Note, dated February 17, 2012, executed by Jarden Receivables, LLC in favor of PNC Bank, National Association (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on February 24, 2012, and incorporated herein by reference).

10.49	Form of 7 1⁄2% Senior Subordinated Note due 2017 (filed as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference).

10.50	Form of 7 1⁄2% Senior Subordinated Dollar Note Due 2020 (filed as Exhibit A-1 to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 22, 2010, and incorporated herein by reference).

10.51	Form of 7 1⁄2% Senior Subordinated Euro Note Due 2020 (filed as Exhibit A-2 to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 22, 2010, and incorporated herein by reference).

10.52	Form of 6 1/8% Senior Note Due 2022 (filed as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on November 15, 2010, and incorporated herein by reference).

10.53	Form of 1 7/8% Senior Subordinated Convertible Note due 2018 (filed as Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 21, 2012, and incorporated herein by reference).

10.54	Form of 1 1⁄2% Senior Subordinated Convertible Note due 2019 (filed as Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on June 14, 2013, and incorporated herein by reference).

10.55	Share Purchase Agreement, dated April 1, 2010, by and among the Company, Total S.A. and Camping Gaz (Deutschland) GmbH (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 7, 2010, and incorporated herein by reference).

*12.1	Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm.

*24.1	Power of Attorney (included on the signature page hereto).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Balance Sheets at December 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (v) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith
†	This Exhibit represents a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JARDEN CORPORATION
(Registrant)

By:	/S/ JAMES E. LILLIE
James E. Lillie Chief Executive Officer March 3, 2014

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

/S/ MARTIN E. FRANKLIN Martin E. Franklin	Executive Chairman	March 3, 2014

/S/ IAN G.H. ASHKEN Ian G.H. Ashken	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	March 3, 2014

/S/ JAMES E. LILLIE James E. Lillie	Director and Chief Executive Officer (Principal Executive Officer)	March 3, 2014

/S/ JAMES L. CUNNINGHAM III James L. Cunningham III	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 3, 2014

/S/ WILLIAM J. GRANT William J. Grant	Director	March 3, 2014

/S/ MICHAEL S. GROSS Michael Gross	Director	March 3, 2014

/S/ RICHARD J. HECKMANN Richard Heckmann	Director	March 3, 2014

/S/ WILLIAM P. LAUDER William P. Lauder	Director	March 3, 2014

/S/ IRWIN D. SIMON Irwin D. Simon	Director	March 3, 2014

/S/ ROBERT L. WOOD Robert L. Wood	Director	March 3, 2014

Schedule II

JARDEN CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in millions)

	Balance at beginning of period	Charges to costs and expense	Deductions from reserves	Other (2)	Balance at end of period
Reserves against accounts receivable (1):
2013	$(79.7)	$(92.5)	$74.9	$0.3	$(97.0)
2012	(83.9)	(70.7)	76.1	(1.2)	(79.7)
2011	(64.7)	(54.0)	31.7	3.1	(83.9)

(1)	Principally consisting of reserves for uncollectable accounts and sales returns and allowances.
(2)	Principally consisting of foreign currency translation.

JARDEN CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

EXHIBIT INDEX

Copies of exhibits incorporated by reference can be obtained from the SEC and are located in Commission File No. 001-13665.

Exhibit Number	Description of Exhibit

*12.1	Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm.

*24.1	Power of Attorney (included on the signature page hereto).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Balance Sheets at December 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (v) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith
†	This Exhibit represents a management contract or a compensatory plan.