Form 10-Q
period 2014-03-31
JARDEN CORP
filed 2014-05-02
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 21, 2013
Common Stock, par value $0.01 per share	129,016,000 shares

JARDEN CORPORATION

Quarterly Report on Form 10-Q

For the three months ended March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three months ended March 31,
	2014	2013
Net sales	$1,731.8	$1,580.7
Cost of sales	1,217.4	1,137.2

Gross profit	514.4	443.5
Selling, general and administrative expenses	450.9	386.6
Restructuring costs, net	0.3	—

Operating earnings	63.2	56.9
Interest expense, net	54.0	49.6
Loss on early extinguishment of debt	—	17.1

Income (loss) before taxes	9.2	(9.8)
Income tax provision (benefit)	5.5	(5.4)

Net income (loss)	$3.7	$(4.4)

Earnings (loss) per share:
Basic	$0.03	$(0.04)
Diluted	$0.03	$(0.04)
Weighted average shares outstanding:
Basic	125.2	111.1
Diluted	128.8	111.1

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three months ended March 31,
	2014	2013
Comprehensive income (loss):
Net income (loss)	$3.7	$(4.4)
Other comprehensive income (loss), before tax:
Cumulative translation adjustment	(7.8)	(20.2)
Derivative financial instruments	(2.1)	8.5
Accrued benefit cost	1.2	1.9
Unrealized gain on investment	—	0.2

Total other comprehensive income (loss), before tax	(8.7)	(9.6)
Income tax (provision) benefit related to other comprehensive income (loss)	0.4	(3.5)

Comprehensive income (loss)	$(4.6)	$(17.5)

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share amounts)

	March 31, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$1,306.2	$1,128.5
Accounts receivable, net of allowances of $86.9 and $97.0 at March 31, 2014 and December 31, 2013, respectively	1,251.0	1,196.1
Inventories	1,585.4	1,411.9
Deferred taxes on income	194.4	185.7
Prepaid expenses and other current assets	157.5	161.3

Total current assets	4,494.5	4,083.5

Property, plant and equipment, net	854.8	852.6
Goodwill	2,632.4	2,620.3
Intangibles, net	2,387.9	2,393.0
Other assets	158.6	146.7

Total assets	$10,528.2	$10,096.1

Liabilities:
Short-term debt and current portion of long-term debt	$660.4	$655.1
Accounts payable	685.9	664.2
Accrued salaries, wages and employee benefits	168.8	192.6
Other current liabilities	457.1	527.5

Total current liabilities	1,972.2	2,039.4

Long-term debt	4,521.9	4,087.3
Deferred taxes on income	1,155.3	1,065.3
Other non-current liabilities	354.8	354.4

Total liabilities	8,004.2	7,546.4

Commitments and contingencies (see Note 10)	—	—

Stockholders’ equity:
Preferred stock ($0.01 par value, 5.0 shares authorized, no shares issued at March 31, 2014 and December 31, 2013)	—	—
Common stock ($0.01 par value, 300 shares authorized, 155.6 shares issued at March 31, 2014 and December 31, 2013)	1.6	1.6
Additional paid-in capital	2,495.9	2,381.6
Retained earnings	1,045.9	1,042.2
Accumulated other comprehensive income (loss)	(66.9)	(58.6)
Less: Treasury stock (26.5 and 26.6 shares, at cost, at March 31, 2014 and December 31, 2013, respectively)	(952.5)	(817.1)

Total stockholders’ equity	2,524.0	2,549.7

Total liabilities and stockholders’ equity	$10,528.2	$10,096.1

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$3.7	$(4.4)
Reconciliation of net income (loss) to net cash used in operating activities:
Depreciation and amortization	45.6	37.7
Venezuela devaluation-related charges	—	27.4
Stock-based compensation	34.9	37.2
Excess tax benefits from stock-based compensation	(33.3)	(2.2)
Other non-cash items	(7.0)	7.6
Changes in operating assets and liabilities:
Accounts receivable	(57.4)	(109.9)
Inventory	(175.6)	(140.6)
Accounts payable	23.0	22.2
Other assets and liabilities	(92.0)	(81.2)

Net cash used in operating activities	(258.1)	(206.2)

Cash flows from financing activities:
Net change in short-term debt	(5.5)	4.2
Proceeds from issuance of long-term debt	690.2	253.0
Payments on long-term debt	(30.1)	(188.5)
Issuance (repurchase) of common stock, net	(193.9)	(264.8)
Excess tax benefits from stock-based compensation	33.3	2.2
Debt issuance costs	(16.0)	(5.1)
Other	(1.6)	—

Net cash provided by (used in) financing activities	476.4	(199.0)

Cash flows from investing activities:
Additions to property, plant and equipment	(41.1)	(24.7)
Other	3.3	(1.9)

Net cash used in investing activities	(37.8)	(26.6)

Effect of exchange rate changes on cash and cash equivalents	(2.8)	(22.3)

Net increase (decrease) in cash and cash equivalents	177.7	(454.1)
Cash and cash equivalents at beginning of period	1,128.5	1,034.1

Cash and cash equivalents at end of period	$1,306.2	$580.0

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements of Jarden Corporation and its subsidiaries (hereinafter referred to as the “Company” or “Jarden”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all adjustments that are, in the opinion of management, normal, recurring and necessary for a fair presentation of the results for the interim period. The Condensed Consolidated Balance Sheet at December 31, 2013 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Certain reclassifications have been made in the Company’s financial statements of the prior year to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

Supplemental Information

Stock-based compensation costs, which are included in selling, general and administrative expenses (“SG&A”), were $34.9 and $37.2 for the three months ended March 31, 2014 and 2013, respectively.

Interest expense is net of interest income of $1.4 and $1.5 for the three months ended March 31, 2014 and 2013.

Venezuela Operations

The Company’s subsidiaries operating in Venezuela are considered under GAAP to be operating in a highly inflationary economy. As such, the Company’s financial statements of its subsidiaries operating in Venezuela are remeasured as if their functional currency were the U.S. dollar and gains and losses resulting from the remeasurement of monetary assets and liabilities are reflected in current earnings. The financial statements of the Company’s subsidiaries operating in Venezuela are remeasured at and are reflected in the Company’s consolidated financial statements at the CENCOEX exchange rate (“official exchange rate”) of 6.30 Bolivars per U.S. dollar, which is currently the Company’s expected settlement rate.

In 2013, the Venezuelan government established a new auction-based exchange rate market program, the Complementary System for Foreign Currency Administration (“SICAD”). In 2014, the Venezuelan government mandated that dividends and royalties be executed under the SICAD program and also introduced an additional currency exchange program, commonly referred to as SICAD-II. While the Company currently expects to continue to use the official exchange rate for essentially all transactions except dividends and royalties, it is assessing the impact of changes to the currency exchange programs and recently imposed pricing restrictions. If in the future, the Company’s subsidiaries operating in Venezuela are economically or legally required to convert an increasing amount of the Bolivar cash balances into U.S. dollars using the more unfavorable exchange rates available under SICAD or SICAD-II, it could result in currency exchange losses that may be material to the Company’s results of operations. At March 31, 2014, the exchange rates for SICAD and SICAD-II were 10.70 and 50.85 Bolivars per U.S. dollar, respectively. At March 31, 2014, the Company’s Bolivar-denominated net assets were approximately $130.

On February 8, 2013, the Venezuelan government announced its intention to further devalue the Bolivar relative to the U.S. dollar. As a result of the devaluation, the official exchange rate changed to 6.30 Bolivars per U.S. dollar for imported goods. As such, beginning in February 2013, the financial statements of the Company’s subsidiaries operating in Venezuela have been remeasured at and are reflected in the Company’s consolidated financial statements at the new official exchange rate. During the three months ended March 31, 2013, the Company recorded $29.0 of devaluation-related charges related to its Venezuela operations, which are almost entirely comprised of a non-cash charge related to the write-down of monetary assets due to the change in the official exchange rate. These charges are included in SG&A.

Adoption of New Accounting Guidance

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal years and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

2. Acquisitions

On October 3, 2013, the Company acquired Yankee Candle Investments LLC (“Yankee Candle”), a leading specialty-branded premium scented candle company (the “YCC Acquisition”). The total value of the YCC Acquisition, including debt assumed and/or repaid, was approximately $1.8 billion. Yankee Candle is reported in the Company’s Branded Consumables segment and was included in the Company’s results of operations from October 3, 2013.

Pro forma financial information (unaudited)

The following unaudited pro forma financial information presents the combined results of operations of the Company and Yankee Candle as if the YCC Acquisition had occurred on January 1, 2012. The pro forma results presented below for the three months ended March 31, 2013 combine the historical results of the Company and Yankee Candle for the period presented. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the YCC Acquisition been completed as of January 1, 2012 and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition.

(in millions, except per share data)	Three months ended March 31, 2013
Net sales	$1,744.1
Net income	0.1
Earnings per share:
Basic	$—
Diluted	$—

The unaudited pro forma financial information for the three months ended March 31, 2013 includes $1.1 for the amortization of purchased intangibles from the YCC Acquisition.

3. Inventories

Inventories are comprised of the following at March 31, 2014 and December 31, 2013:

(in millions)	March 31, 2014	December 31, 2013
Raw materials and supplies	$248.3	$227.6
Work-in-process	79.0	79.6
Finished goods	1,258.1	1,104.7

Total inventories	$1,585.4	$1,411.9

4. Property, Plant and Equipment

Property, plant and equipment, net, is comprised of the following at March 31, 2014 and December 31, 2013:

(in millions)	March 31, 2014	December 31, 2013
Land	$65.1	$62.7
Buildings	462.6	427.3
Machinery and equipment	1,277.0	1,229.8
Construction-in-progress	88.1	144.6

	1,892.8	1,864.4
Less: Accumulated depreciation	(1,038.0)	(1,011.8)

Total property, plant and equipment, net	$854.8	$852.6

Depreciation of property, plant and equipment was $39.7 and $32.6 for the three months ended March 31, 2014 and 2013, respectively.

5. Goodwill and Intangibles

Goodwill activity for the three months ended March 31, 2014 is as follows:

			March 31, 2014
(in millions)	Net Book Value at December 31, 2013	Foreign Exchange and Other Adjustments	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Goodwill
Branded Consumables	$1,353.8	$12.5	$1,589.5	$(223.2)	$1,366.3
Consumer Solutions	526.3	(0.9)	525.4	—	525.4
Outdoor Solutions	718.5	0.5	737.5	(18.5)	719.0
Process Solutions	21.7	—	21.7	—	21.7

	$2,620.3	$12.1	$2,874.1	$(241.7)	$2,632.4

Intangibles activity for the three months ended March 31, 2014 is as follows:

(in millions)	Gross Carrying Amount at December 31, 2013	Accumulated Amortization and Foreign Exchange	Net Book Value at March 31, 2014	Amortization Periods (years)
Intangibles
Patents	$9.3	$(3.9)	$5.4	12-30
Manufacturing process and expertise	56.2	(43.2)	13.0	3-7
Brand names	23.3	(8.4)	14.9	4-20
Customer relationships and distributor channels	347.4	(73.9)	273.5	10-35
Trademarks and tradenames	2,080.9	0.2	2,081.1	indefinite

	$2,517.1	$(129.2)	$2,387.9

Amortization of intangibles was $5.9 and $5.1 for the three months ended March 31, 2014 and 2013, respectively.

6. Warranty Reserve

Warranty reserve activity for the three months ended March 31, 2014 is as follows:

(in millions)	2014
Warranty reserve at January 1,	$98.0
Provision for warranties issued	28.6
Warranty claims paid	(37.5)
Acquisitions and other adjustments	(0.3)

Warranty reserve at March 31,	$88.8

7. Debt

Debt is comprised of the following at March 31, 2014 and December 31, 2013:

(in millions)	March 31, 2014	December 31, 2013
Senior Secured Credit Facility Term Loans	$2,098.0	$2,127.4
6 1⁄8% Senior Notes due 2022 (a)	300.0	300.0
7 1⁄2% Senior Subordinated Notes due 2017 (b)	653.8	654.1
7 1⁄2% Senior Subordinated Notes due 2020 (b)	477.9	477.1
1 7⁄8% Senior Subordinated Convertible Notes due 2018 (c)	436.1	433.0
1 1⁄2% Senior Subordinated Convertible Notes due 2019 (c)	220.3	218.5
1 1⁄8% Senior Subordinated Convertible Notes due 2034 (c)	471.5	—
Securitization Facility	457.7	477.9
Non-U.S. borrowings	58.7	45.6
Other	8.3	8.8

Total debt	5,182.3	4,742.4

Less: current portion	(660.4)	(655.1)

Total long-term debt	$4,521.9	$4,087.3

(a)	The “Senior Notes.”
(b)	Collectively, the “Senior Subordinated Notes.”
(c)	Collectively, the “Senior Subordinated Convertible Notes.”

Senior Subordinated Notes

During April 2014, the Company redeemed the entire principal amount outstanding for both the U.S. dollar tranche and the Euro dollar tranche of the 7 1⁄2% Senior Subordinated Notes due 2020 for total consideration, excluding accrued interest, of $523 (the “Redemption”). As a result of these debt extinguishments, the Company expects to record an estimated loss on the extinguishment of debt of approximately $54 during the second quarter of 2014, primarily comprised of prepayment premiums and a non-cash charge due to the write-off of deferred debt issuance costs.

Senior Subordinated Convertible Notes

In March 2014, the Company completed a private offering for the sale of $690 aggregate principal amount of 1 1⁄8% senior subordinated Convertible Notes due 2034 (the “2034 Convertible Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and received net proceeds of approximately $674, after deducting fees and expenses. The proceeds were used to repurchase shares of the Company’s common stock (see Note 11) and for the Redemption, and the remainder will be used for general corporate purposes. The initial conversion rate is approximately 13.36 shares of the Company’s common stock (subject to customary adjustments, including in connection with a fundamental change transaction) per $1 thousand principal amount of the 2034 Convertible Notes, which is equivalent to an initial conversion price of approximately $74.86 per share. On or after March 18, 2024, the Company may redeem any or all of the 2034 Convertible Notes, subject to certain exceptions and conditions, in cash at a redemption price equal to the principal amount of 2034 Convertible Notes to be redeemed, plus accrued and unpaid interest. The holders of the 2034 Convertible Notes may require the Company to repurchase for cash all or a portion of the 2034 Convertible Notes on March 15, 2024 at a repurchase price equal to the principal amount of the 2034 Convertible Notes to be repurchased, plus accrued and unpaid interest. Additionally, if the Company undergoes a fundamental change (as defined in the indenture governing the 2034 Convertible Notes) prior to maturity, holders of the 2034 Convertible Notes may require the Company to repurchase for cash some or all of their 2034 Convertible Notes at a repurchase price equal to the principal amount of the 2034 Convertible Notes being repurchased, plus accrued and unpaid interest.

The 2034 Convertible Notes are convertible only under the following circumstances:

•	prior to December 15, 2033, on any date during any calendar quarter beginning after June 30, 2014 (and only during such calendar quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading days ending on the last trading day of the previous calendar quarter;

•	prior to December 15, 2033, if the Company distributes to all or substantially all holders of its common stock rights, options or warrants entitling them to purchase, for a period of 60 calendar days or less from the declaration date for such distribution, shares of our common stock at a price per share less than the average closing sale price of our common stock for the ten consecutive trading days immediately preceding, but excluding, the declaration date for such distribution;

•	prior to December 15, 2033, if the Company distributes to all or substantially all holders of its common stock cash, other assets, securities or rights to purchase our securities, which distribution has a per share value exceeding 10% of the closing sale price of our common stock on the trading day immediately preceding the declaration date for such distribution, or if we engage in certain other corporate transactions;

•	prior to December 15, 2033, during the five consecutive business-day period following any ten consecutive trading-day period in which the trading price per $1 thousand principal amount of 2034 Convertible Notes for each trading day during such ten trading-day period was less than 98% of the closing sale price of our common stock for each trading day during such ten trading-day period multiplied by the then current conversion rate;

•	if the Company calls any 2034 Convertible Notes for redemption; or

•	on or after December 15, 2033, and on or prior to the close of business on the second scheduled trading day immediately preceding the maturity date, without regard to the foregoing conditions.

Upon conversion, holders will receive, at the Company’s discretion, cash, shares of the Company’s common stock or a combination thereof. It is the Company’s intent to settle the principal amount and accrued interest on the 2034 Convertible Notes with cash. At the date of issuance, the estimated fair values of the liability and equity components of the 2034 Convertible Notes was approximately $470.8 and $219.2, respectively, resulting in an effective annual interest rate, considering debt issuance costs, of approximately 5.5%. The amount allocated to the equity component is recorded as a discount to the original aggregate principal amount of the 2034 Convertible Notes.

Other

At March 31, 2014 and December 31, 2013, the carrying value of total debt approximates fair market value. The fair market value (Level 1 measurement) of the Senior Notes and the Senior Subordinated Notes is based upon quoted market prices. The fair market value (Level 2 measurement) for all other debt instruments is estimated using interest rates currently available to the Company for debt with similar terms and maturities.

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

Cash Flow Hedges

At March 31, 2014, the Company had $850 notional amount outstanding in swap agreements, which includes $350 notional amount of forward-starting swaps that become effective commencing December 31, 2015, that exchange a variable rate of interest (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through June 2020. At March 31, 2014, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swaps, was approximately 1.3%. The effective portion of the after-tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (“AOCI”).

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through January 2016. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At March 31, 2014, the Company had approximately $510 notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, which include forward foreign currency contracts and foreign currency options, to mitigate the foreign currency exposure of certain other foreign currency transactions. At March 31, 2014, the Company had approximately $287 notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through January 2015. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty, and in certain instances, allow the Company to benefit should the cost of the commodity fall below certain dollar thresholds. At March 31, 2014, the Company had approximately $7 notional amount outstanding of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through December 2014. Fair market value gains or losses are included in the results of operations and are classified in cost of sales.

The following table presents the fair value of derivative financial instruments as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Fair Value of Derivatives		Fair Value of Derivatives
(in millions)	Asset (a)	Liability (a)	Asset (a)	Liability (a)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$3.0	$7.2	$4.5	$8.0
Foreign currency contracts	8.0	7.7	11.3	9.1

Subtotal	11.0	14.9	15.8	17.1

Derivatives not designated as effective hedges:
Foreign currency contracts	0.7	4.3	3.5	2.4
Commodity contracts	0.5	—	0.2	0.2

Subtotal	1.2	4.3	3.7	2.6

Total	$12.2	$19.2	$19.5	$19.7

(a)	Consolidated balance sheet location:

Asset:	Other current and non-current assets
Liability:	Other current and non-current liabilities

The following table presents gain and loss activity (on a pretax basis) for the three months ended March 31, 2014 and 2013 related to derivative financial instruments designated as effective hedges:

	Three months ended March 31, 2014			Three months ended March 31, 2013
	Gain/(Loss)			Gain/(Loss)
(in millions)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(0.7)	$—	$—	$0.7	$—	$—
Foreign currency contracts	0.6	2.0	(1.6)	13.9	6.1	(0.9)

Total	$(0.1)	$2.0	$(1.6)	$14.6	$6.1	$(0.9)

Location of gain/(loss) in the consolidated results of operations:
Sales		$0.8	$—		$(0.2)	$—
Cost of sales		1.2	—		6.3	—
SG&A		—	(1.6)		—	(0.9)

Total		$2.0	$(1.6)		$6.1	$(0.9)

(a)	Represents effective portion recognized in Other Comprehensive Income (“OCI”).
(b)	Represents portion excluded from effectiveness testing.

At March 31, 2014, deferred net gains of approximately $3.8 within AOCI are expected to be reclassified to earnings over the next twelve months.

The following table presents gain and loss activity (on a pretax basis) for the three months ended March 31, 2014 and 2013 related to derivative financial instruments not designated as effective hedges:

	Gain/(Loss) Recognized in Income (a)
	Three Months Ended March 31,
(in millions)	2014	2013
Derivatives not designated as effective hedges:
Cash flow derivatives:
Foreign currency contracts	$(5.0)	$6.4
Commodity contracts	0.4	0.1

Total	$(4.6)	$6.5

(a)	Classified in SG&A.

Net Investment Hedge

The Company has designated approximately €148 of the principal balance of its Euro-denominated 7 1⁄2% senior subordinated notes due 2020, with an aggregate principal balance of €150, as a net investment hedge (the “Hedging Instrument”) of the foreign currency exposure of its net investment in certain Euro-denominated subsidiaries. Foreign currency gains and losses on the Hedging Instrument are included as a component of AOCI. At March 31, 2014, $12.3 of deferred losses have been recorded in AOCI. This hedging relationship was terminated in April 2014 as a result of the Redemption.

9. Fair Value Measurements

The following table summarizes assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

	March 31, 2014				December 31, 2013
	Fair Value Asset (Liability)				Fair Value Asset (Liability)
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$12.2	$—	$12.2	$—	$19.5	$—	$19.5
Liabilities	—	(19.2)	—	(19.2)	—	(19.7)	—	(19.7)
Available-for-sale securities	—	11.7	—	11.7	—	12.0	—	12.0
Contingent consideration	—	—	41.5	41.5	—	—	43.0	43.0

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

Changes in the fair value of the contingent consideration obligations for the three months ended March 31, 2014 were as follows:

(in millions)	2014
Contingent consideration at January 1,	$43.0
Payments	(1.6)
Adjustments and foreign exchange	0.1

Contingent consideration at March 31,	$41.5

10. Contingencies

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. In addition, the Company and/or certain of its subsidiaries have been identified by the United States Environmental Protection Agency (“EPA”) or a state environmental agency as a Potentially Responsible Party (“PRP”) pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law at various sites. Based on currently available information, the Company does not believe that the disposition of any of the legal or environmental disputes the Company or its subsidiaries are currently involved in will have a material adverse effect upon the consolidated financial condition, results of operations or cash flows of the Company. It is possible that, as additional information becomes available, the impact on the Company of an adverse determination could have a different effect.

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

Due to the uncertainties described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of March 31, 2014.

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

11. Stockholders’ Equity

In February 2014, the Company’s Board of Directors (the “Board”) authorized an increase in the then available amount under the Company’s existing stock repurchase program (the “Stock Repurchase Program”) to allow for the repurchase of up to $500 in the aggregate of the Company’s common stock.

In March 2014, pursuant to the Stock Repurchase Program, the Company used proceeds from the 2034 Convertible Notes offering to repurchase approximately 2.7 million shares of its common stock for approximately $163 at a per share price of $60.65 through privately negotiated transactions.

12. Earnings Per Share

The computations of the weighted average shares outstanding for the three months ended March 31, 2014 and 2013 are as follows:

	Three months ended March 31,
(in millions)	2014	2013
Weighted average shares outstanding:
Basic	125.2	111.1
Dilutive share-based awards (1)	1.0	—
Convertible debt	2.6	—

Diluted	128.8	111.1

(1)	The three months ended March 31, 2013 excludes 0.8 million potentially dilutive share-based awards as their effect would be anti-dilutive.

Because it is the Company’s intention to redeem the principal amount of the Senior Subordinated Convertible Notes in cash, the treasury stock method is used for determining potential dilution in the diluted earnings per share computation. For the three months ended March 31, 2014, the 2034 Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be antidilutive, as the initial conversion price exceeded the average market price of the Company’s common stock during the three months ended March 31, 2014. As of March 31, 2014, there were 5.3 million restricted share awards with performance-based vesting targets that were not met and as such, have been excluded from the computation of diluted earnings per share.

13. Employee Benefit Plans

The components of pension and postretirement benefit expense for the three months ended March 31, 2014 and 2013 are as follows:

	Pension Benefits
	Three months ended March 31,
	2014			2013
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$—	$0.5	$0.5	$—	$0.5	$0.5
Interest cost	3.7	0.6	4.3	3.3	0.6	3.9
Expected return on plan assets	(4.4)	(0.3)	(4.7)	(4.2)	(0.3)	(4.5)
Amortization, net	1.2	0.1	1.3	1.9	0.1	2.0

Net periodic expense	$0.5	$0.9	$1.4	$1.0	$0.9	$1.9

	Postretirement Benefits
	Three months ended March 31,
(in millions)	2014	2013
Service cost	$—	$—
Interest cost	0.1	0.1
Amortization, net	(0.1)	(0.1)

Net periodic cost	$—	$—

14. Restructuring Costs

Accrued Restructuring Costs

Details and the activity related to accrued restructuring costs as of and for the three months ended March 31, 2014 are as follows:

(in millions)	Accrual Balance at December 31, 2013	Restructuring Costs, net	Payments	Foreign Currency and Other	Accrual Balance at March 31, 2014
Severance and other employee-related	$16.6	$0.3	$(9.8)	$(0.3)	$6.8
Other costs	13.4	—	(1.2)	0.3	12.5

Total	$30.0	$0.3	$(11.0)	$—	$19.3

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

The Branded Consumables segment manufactures or sources, markets and distributes a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples, including arts and crafts paint brushes, air fresheners, brooms, brushes, buckets, children’s card games, clothespins, collectible tins, condoms, cord, rope and twine, dusters, dust pans, feeding bottles, fencing, fire extinguishing products, firelogs and firestarters, foam coolers, fresh preserving jars and accessories, home décor accessories, home fragrance products, kitchen matches, mops, other craft items, pacifiers, plastic cutlery, playing cards and accessories, rubber gloves and related cleaning products, safes, premium scented candles and accessories, security cameras, security doors, smoke and carbon monoxide alarms, soothers, sponges, storage organizers and workshop accessories, teats, toothpicks, travel sprays, window guards and other accessories. This segment markets our products under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, Billy Boy®, BRK®, Crawford®, Diamond®, Dicon®, Fiona®, First Alert®, First Essentials®, Hoyle®, Java-Log®, KEM®, Kerr®, Lehigh®, Lifoam® Lillo®, Loew-Cornell®, Mapa®, NUK®, Pine Mountain®, ProPak®, Quickie Green Cleaning®, Quickie Home-Pro®, Quickie Microban®, Quickie Original®, Quickie Professional®, Spontex®, Tigex®, Wellington® and Yankee Candle® brand names, among others.

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

The Process Solutions segment manufactures, markets and distributes a wide variety of plastic products including closures, contact lens packaging, medical disposables, plastic cutlery and rigid packaging. Many of these products are consumable in nature or represent components of consumer products. This segment’s materials business produces specialty nylon polymers, conductive fibers and monofilament used in various products, including woven mats used by paper producers and weed trimmer cutting line, as well as fiberglass radio antennas for marine, citizen band and military applications. This segment is also a leading North American producer of niche products fabricated from solid zinc strip and is the sole source supplier of copper-plated zinc penny blanks to the United States Mint and a major supplier to the Royal Canadian Mint, as well as a supplier of brass, bronze and nickel-plated finishes on steel and zinc for coinage to other international markets. In addition, the Company manufactures a line of industrial zinc products marketed globally for use in the architectural, automotive, construction, electrical component and plumbing markets.

Segment information as of and for the three months ended March 31, 2014 and 2013 is as follows:

	Three months ended March 31, 2014
(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$621.8	$344.0	$684.1	$102.3	$(20.4)	$1,731.8	$—	$1,731.8

Segment earnings (loss)	75.0	36.5	55.3	12.3	—	179.1	(52.8)	126.3
Adjustments to reconcile to reported operating earnings (loss):
Restructuring costs	—	(0.3)	—	—	—	(0.3)	—	(0.3)
Acquisition-related and other costs	(5.0)	(3.0)	(5.2)	—	—	(13.2)	—	(13.2)
Venezuela foreign exchange-related charges	—	—	—	—	—	—	(4.0)	(4.0)
Depreciation and amortization	(20.0)	(7.7)	(13.8)	(2.8)	—	(44.3)	(1.3)	(45.6)

Operating earnings (loss)	$50.0	$25.5	$36.3	$9.5	$—	$121.3	$(58.1)	$63.2

Other segment data:
Total assets	$4,194.3	$1,978.7	$3,103.2	$192.3	$—	$9,468.5	$1,059.7	$10,528.2

	Three months ended March 31, 2013
(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$443.7	$363.3	$694.9	$97.6	$(18.8)	$1,580.7	$—	$1,580.7

Segment earnings (loss)	56.1	45.1	71.2	14.9	—	187.3	(58.7)	128.6
Adjustments to reconcile to reported operating earnings (loss):
Fair market value adjustment to inventory	(3.5)	—	(1.5)	—	—	(5.0)	—	(5.0)
Venezuela foreign exchange-related charges	—	—	—	—	—	—	(29.0)	(29.0)
Depreciation and amortization	(12.8)	(7.6)	(13.5)	(2.8)	—	(36.7)	(1.0)	(37.7)

Operating earnings (loss)	$39.8	$37.5	$56.2	$12.1	$—	$145.6	$(88.7)	$56.9

16. Accumulated Other Comprehensive Income (Loss)

AOCI activity for the three months ended March 31, 2014 is as follows:

(in millions)	Cumulative Translation Adjustment	Derivative Financial Instruments	Accrued Benefit Cost	Unrealized Gain On Investment	AOCI
AOCI at December 31, 2013	$(13.6)	$1.0	$(46.3)	$0.3	$(58.6)
AOCI activity, net of tax:
OCI excluding reclassifications	(7.8)	(0.1)	—	—	(7.9)
Reclassifications to earnings	—	(1.2)	0.8	—	(0.4)

OCI, net of tax	(7.8)	(1.3)	0.8	—	(8.3)

AOCI at March 31, 2014	$(21.4)	$(0.3)	$(45.5)	$0.3	$(66.9)

For the three months ended March 31, 2014 and 2013, reclassifications from AOCI to the results of operations for the Company’s pension and postretirement benefit plans were an expense of $1.2 and $1.9, respectively (see Note 13). For the three months ended March 31, 2014 and 2013, reclassifications from AOCI to the results of operations for the Company’s derivative financial instruments for effective cash flow hedges were income of $2.0 and $6.1, respectively (see Note 8).

The income tax (provision) benefit allocated to the components of OCI for the three months ended March 31, 2014 and 2013 is as follows:

	Three months ended March 31,
(in millions)	2014	2013
Cumulative translation adjustment	$—	$—
Derivative financial instruments	0.8	(2.8)
Accrued benefit cost	(0.4)	(0.6)
Unrealized gain on investment	—	(0.1)

Income tax (provision) benefit related to OCI	$0.4	$(3.5)

17. Condensed Consolidating Financial Data

The Company’s Senior Notes and Senior Subordinated Notes (see Note 7) are fully guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The guarantees of the Guarantor Subsidiaries are subject to release only in certain limited circumstances. The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these notes. Presented below is the condensed consolidating financial data of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis, using the equity method of accounting for subsidiaries as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013.

Condensed Consolidating Results of Operations

	Three months ended March 31, 2014
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,183.1	$740.1	$(191.4)	$1,731.8
Cost of sales	—	866.4	542.4	(191.4)	1,217.4

Gross profit	—	316.7	197.7	—	514.4
Selling, general and administrative expenses	53.8	248.9	148.2	—	450.9
Restructuring costs, net	—	—	0.3	—	0.3

Operating earnings (loss)	(53.8)	67.8	49.2	—	63.2
Interest expense, net	36.2	16.2	1.6	—	54.0

Income (loss) before taxes and equity earnings of subsidiaries	(90.0)	51.6	47.6	—	9.2
Income tax provision (benefit)	(34.3)	19.6	20.2	—	5.5
Equity earnings of subsidiaries	59.4	18.8	—	(78.2)	—

Net income (loss)	3.7	50.8	27.4	(78.2)	3.7
Other comprehensive income (loss), net of tax	(8.3)	(6.0)	(7.1)	13.1	(8.3)

Comprehensive income (loss)	$(4.6)	$44.8	$20.3	$(65.1)	$(4.6)

	Three months ended March 31, 2013
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,035.5	$696.3	$(151.1)	$1,580.7
Cost of sales	—	785.3	503.0	(151.1)	1,137.2

Gross profit	—	250.2	193.3	—	443.5
Selling, general and administrative expenses	57.7	163.5	165.4	—	386.6

Operating earnings (loss)	(57.7)	86.7	27.9	—	56.9
Interest expense, net	46.7	0.3	2.6	—	49.6
Loss on early extinguishment of debt	17.1	—	—	—	17.1

Income (loss) before taxes and equity earnings of subsidiaries	(121.5)	86.4	25.3	—	(9.8)
Income tax provision (benefit)	(45.4)	21.3	18.7	—	(5.4)
Equity earnings of subsidiaries	71.7	3.8	—	(75.5)	—

Net income (loss)	(4.4)	68.9	6.6	(75.5)	(4.4)
Other comprehensive income (loss), net of tax	(13.1)	(13.5)	(18.3)	31.8	(13.1)

Comprehensive income (loss)	$(17.5)	$55.4	$(11.7)	$(43.7)	$(17.5)

Condensed Consolidating Balance Sheets

	As of March 31, 2014
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$850.7	$8.7	$446.8	$—	$1,306.2
Accounts receivable	—	4.3	1,246.7	—	1,251.0
Inventories	—	964.2	621.2	—	1,585.4
Other current assets	20.3	180.9	150.7	—	351.9

Total current assets	871.0	1,158.1	2,465.4	—	4,494.5

Property, plant and equipment, net	47.5	408.7	398.6	—	854.8
Goodwill	—	2,378.5	253.9	—	2,632.4
Intangibles, net	—	2,186.6	201.3	—	2,387.9
Intercompany receivables	2,465.6	2,088.7	868.5	(5,422.8)	—
Investment in subsidiaries	6,880.9	1,976.9	—	(8,857.8)	—
Other non-current assets	76.9	19.4	62.3	—	158.6

Total assets	$10,341.9	$10,216.9	$4,250.0	$(14,280.6)	$10,528.2

Liabilities and stockholders’ equity:
Short-term debt and current portion of long-term debt	$152.7	$1.3	$506.4	$—	$660.4
Accounts payable	7.4	421.7	256.8	—	685.9
Other current liabilities	89.7	259.1	277.1	—	625.9

Total current liabilities	249.8	682.1	1,040.3	—	1,972.2

Long-term debt	4,504.9	4.2	12.8	—	4,521.9
Intercompany payables	2,859.4	1,409.1	1,154.3	(5,422.8)	—
Deferred taxes on income	99.5	984.0	71.8	—	1,155.3
Other non-current liabilities	104.3	156.7	93.8	—	354.8
Total stockholders’ equity	2,524.0	6,980.8	1,877.0	(8,857.8)	2,524.0

Total liabilities and stockholders’ equity	$10,341.9	$10,216.9	$4,250.0	$(14,280.6)	$10,528.2

	As of December 31, 2013
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$630.8	$13.5	$484.2	$—	$1,128.5
Accounts receivable	—	1.4	1,194.7	—	1,196.1
Inventories	—	839.7	572.2	—	1,411.9
Other current assets	23.0	174.3	149.7	—	347.0

Total current assets	653.8	1,028.9	2,400.8	—	4,083.5

Property, plant and equipment, net	46.7	404.1	401.8	—	852.6
Goodwill	—	2,365.5	254.8	—	2,620.3
Intangibles, net	—	2,190.8	202.2	—	2,393.0
Intercompany receivables	3,850.2	4,211.0	3,838.6	(11,899.8)	—
Investment in subsidiaries	6,812.4	2,031.8	—	(8,844.2)	—
Other non-current assets	68.7	18.1	59.9	—	146.7

Total assets	$11,431.8	$12,250.2	$7,158.1	$(20,744.0)	$10,096.1

Liabilities and stockholders’ equity:
Short-term debt and current portion of long-term debt	$144.2	$1.4	$509.5	$—	$655.1
Accounts payable	11.4	390.0	262.8	—	664.2
Other current liabilities	121.6	299.0	299.5	—	720.1

Total current liabilities	277.2	690.4	1,071.8	—	2,039.4

Long-term debt	4,065.9	4.3	17.1	—	4,087.3
Intercompany payables	4,415.0	3,494.9	3,989.9	(11,899.8)	—
Deferred taxes on income	19.0	974.4	71.9	—	1,065.3
Other non-current liabilities	105.0	156.9	92.5	—	354.4
Total stockholders’ equity	2,549.7	6,929.3	1,914.9	(8,844.2)	2,549.7

Total liabilities and stockholders’ equity	$11,431.8	$12,250.2	$7,158.1	$(20,744.0)	$10,096.1

Condensed Consolidating Statements of Cash Flows

	Three months ended March 31, 2014
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities, net	$(97.0)	$(52.7)	$(103.3)	$(5.1)	$(258.1)
Financing activities:
Net change in short-term debt	—	—	(5.5)	—	(5.5)
(Payments on) proceeds from intercompany transactions	(164.5)	75.8	83.6	5.1	—
Proceeds from issuance of long-term debt	690.0	0.2	—	—	690.2
Payments on long-term debt	(29.7)	(0.4)	—	—	(30.1)
Issuance (repurchase) of common stock, net	(193.9)	—	—	—	(193.9)
Excess tax benefits from stock-based compensation	33.3	—	—	—	33.3
Other	(16.0)	(1.0)	(0.6)	—	(17.6)

Net cash provided by financing activities	319.2	74.6	77.5	5.1	476.4

Investing activities:
Additions to property, plant and equipment	(2.3)	(24.8)	(14.0)	—	(41.1)
Other	—	(1.9)	5.2	—	3.3

Net cash used in investing activities	(2.3)	(26.7)	(8.8)	—	(37.8)

Effect of exchange rate changes on cash	—	—	(2.8)	—	(2.8)

Net increase (decrease) in cash and cash equivalents	219.9	(4.8)	(37.4)	—	177.7
Cash and cash equivalents at beginning of year	630.8	13.5	484.2	—	1,128.5

Cash and cash equivalents at end of period	$850.7	$8.7	$446.8	$—	$1,306.2

	Three months ended March 31, 2013
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities, net	$(56.4)	$23.7	$(172.8)	$(0.7)	$(206.2)
Financing activities:
Net change in short-term debt	—	—	4.2	—	4.2
(Payments on) proceeds from intercompany transactions	(146.2)	(11.5)	157.0	0.7	—
Proceeds from issuance of long-term debt	250.0	—	3.0	—	253.0
Payments on long-term debt	(187.7)	(0.1)	(0.7)	—	(188.5)
Issuance (repurchase) of common stock, net	(264.8)	—	—	—	(264.8)
Excess tax benefits from stock-based compensation	2.2	—	—	—	2.2
Other	(5.1)	—	—	—	(5.1)

Net cash provided by (used in) financing activities	(351.6)	(11.6)	163.5	0.7	(199.0)

Investing activities:
Additions to property, plant and equipment	(0.1)	(13.8)	(10.8)	—	(24.7)
Other	(0.5)	0.6	(2.0)	—	(1.9)

Net cash used in investing activities	(0.6)	(13.2)	(12.8)	—	(26.6)

Effect of exchange rate changes on cash	—	—	(22.3)	—	(22.3)

Net decrease in cash and cash equivalents	(408.6)	(1.1)	(44.4)	—	(454.1)
Cash and cash equivalents at beginning of year	560.2	5.0	468.9	—	1,034.1

Cash and cash equivalents at end of period	$151.6	$3.9	$424.5	$—	$580.0

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

The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the Company’s Forms 10-K, 10-Q and 8-K reports filed with the United States Securities and Exchange Commission (“SEC”). Please see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for a list of factors which could cause the Company’s actual results to differ materially from those projected in the Company’s forward-looking statements and certain risks and uncertainties that may affect the operations, performance and results of the Company’s businesses. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

The Company distributes its products globally, primarily through club stores; craft stores; direct-to-consumer channels, primarily consisting of infomercials; department stores; drugstores; grocery retailers; home improvement stores; mass merchandisers; on-line; specialty retailers and wholesalers, as well as through the Company’s Yankee Candle retail stores. The markets in which the Company’s businesses operate are generally highly competitive, based primarily on product quality, product innovation, price and customer service and support, although the degree and nature of such competition vary by location and product line. Since the Company operates primarily in the consumer products markets, it is generally affected, by among other factors, overall economic conditions and the related impact on consumer confidence.

The Branded Consumables segment manufactures or sources, markets and distributes a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples, including arts and crafts paint brushes, air fresheners, brooms, brushes, buckets, children’s card games, clothespins, collectible tins, condoms, cord, rope and twine, dusters, dust pans, feeding bottles, fencing, fire extinguishing products, firelogs and firestarters, foam coolers, fresh preserving jars and accessories, home décor accessories, home fragrance products, kitchen matches, mops, other craft items, pacifiers, plastic cutlery, playing cards and accessories, rubber gloves and related cleaning products, safes, premium scented candles and accessories, security cameras, security doors, smoke and carbon monoxide alarms, soothers, sponges, storage organizers and workshop accessories, teats, toothpicks, travel sprays, window guards and other accessories. This segment markets our products under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, Billy Boy®, BRK®, Crawford®, Diamond®, Dicon®, Fiona®, First Alert®, First Essentials®, Hoyle®, Java-Log®, KEM®, Kerr®, Lehigh®, Lifoam® Lillo®, Loew-Cornell®, Mapa®, NUK®, Pine Mountain®, ProPak®, Quickie Green Cleaning®, Quickie Home-Pro®, Quickie Microban®, Quickie Original®, Quickie Professional®, Spontex®, Tigex®, Wellington® and Yankee Candle® brand names, among others.

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

The Process Solutions segment manufactures, markets and distributes a wide variety of plastic products including closures, contact lens packaging, medical disposables, plastic cutlery and rigid packaging. Many of these products are consumable in nature or represent components of consumer products. This segment’s materials business produces specialty nylon polymers, conductive fibers and monofilament used in various products, including woven mats used by paper producers and weed trimmer cutting line, as well as fiberglass radio antennas for marine, citizen band and military applications. This segment is also a leading North American producer of niche products fabricated from solid zinc strip and is the sole source supplier of copper-plated zinc penny blanks to the United States Mint and a major supplier to the Royal Canadian Mint, as well as a supplier of brass, bronze and nickel-plated finishes on steel and zinc for coinage to other international markets. In addition, the Company manufactures a line of industrial zinc products marketed globally for use in the architectural, automotive, construction, electrical component and plumbing markets.

Summary of Significant 2014 Activities

•	During April 2014, the Company redeemed the entire principal amount outstanding for both the U.S. dollar tranche and the Euro dollar tranche of the 7 1⁄2% Senior Subordinated Notes due 2020 for total consideration, excluding accrued interest, of $523 million (the “Redemption”). As a result of these debt extinguishments, the Company expects to record an estimated loss on the extinguishment of debt of approximately $54 million during the second quarter of 2014, primarily comprised of prepayment premiums and a non-cash charge due to the write-off of deferred debt issuance costs.

•	In March 2014, the Company completed a private offering for the sale of $690 million aggregate principal amount of 1 1⁄8% senior subordinated convertible notes due 2034 (the “2034 Convertible Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and received net proceeds of approximately $674 million, after deducting fees and expenses.

•	In March 2014, pursuant to the Company’s existing stock repurchase program (the “Stock Repurchase Program”), the Company used proceeds from the 2034 Convertible Notes offering to repurchase approximately 2.7 million shares of its common stock for approximately $163 million at a per share price of $60.65 through privately negotiated transactions.

•	In February 2014, the Company’s Board of Directors authorized an increase in the then available amount under the Stock Repurchase Program to allow for the repurchase of up to $500 million in the aggregate of the Company’s common stock.

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

2014 Activity

During 2014, the Company did not complete any significant acquisitions.

2013 Activity

On October 3, 2013, the Company acquired Yankee Candle Investments LLC (“Yankee Candle”), a leading specialty-branded premium scented candle company (the “YCC Acquisition”). The total value of the YCC Acquisition, including debt assumed and/or repaid, was approximately $1.8 billion. Yankee Candle is reported in the Company’s Branded Consumables segment and was included in the Company’s results of operations from October 3, 2013.

Venezuela Operations

Through December 31, 2013, the Venezuelan government had established one official exchange rate for qualifying dividends and imported goods and services. Transactions at the official exchange rate are subject to approval by the Venezuelan government. Historically, the majority of the Company’s purchases have qualified for the official exchange rate and the Company has been able to convert Bolivars at the official exchange rate. While the timing of government approval for settlement of payables at the official exchange rate varies, the Company believes these payables will ultimately be approved and settled at the official exchange rate. As such, the financial statements of the Company’s subsidiaries operating in Venezuela are remeasured at and are reflected in the Company’s consolidated financial statements at the CENCOEX exchange rate (“official exchange rate”) of 6.30 Bolivars per U.S. dollar, which is currently the Company’s expected settlement rate.

In 2013, the Venezuelan government established a new auction-based exchange rate market program, the Complementary System for Foreign Currency Administration (“SICAD”). In 2014, the Venezuelan government mandated that dividends and royalties be executed under the SICAD program and also introduced an additional currency exchange program, commonly referred to as SICAD-II. While the Company currently expects to continue to use the official exchange rate for essentially all transactions except dividends and royalties, it is assessing the impact of changes to the currency exchange programs and recently imposed pricing restrictions. If in the future, the Company’s subsidiaries operating in Venezuela are economically or legally required to convert an increasing amount of the Bolivar cash balances into U.S. dollars using the more unfavorable exchange rates available under SICAD or SICAD-II, it could result in currency exchange losses that may be material to the Company’s results of operations. As of March 31, 2014, the exchange rates for SICAD and SICAD-II were 10.70 and 50.85 Bolivars per U.S. dollar, respectively. At March 31, 2014, the Company’s Bolivar-denominated net assets were approximately $130 million.

On February 8, 2013, the Venezuelan government announced its intention to further devalue the Bolivar relative to the U.S. dollar. As a result of the devaluation, the official exchange rate changed to 6.30 Bolivars per U.S. dollar for imported goods. As such, beginning in February 2013, the financial statements of the Company’s subsidiaries operating in Venezuela are remeasured, and are reflected in the Company’s consolidated financial statements, at the official exchange rate. During three months end March 31, 2013, the Company recorded $29.0 million of devaluation-related charges related to its Venezuela operations, which are almost entirely comprised of a charge related to the write-down of monetary assets due to the change in the official exchange rate. These charges are included in selling, general and administrative expenses (“SG&A”).

At March 31, 2014, the Company’s subsidiaries operating in Venezuela have approximately $1 million in cash denominated in U.S. dollars and cash denominated in Bolivars that is the equivalent of approximately $103 million when converted at the official exchange rate. The Bolivar-denominated cash in Venezuela comprises substantially all of the net monetary assets of the Company’s Venezuela operations. There are currency exchange controls in Venezuela which limit the ability of the Company’s subsidiaries in Venezuelan to distribute or transfer U.S. dollars outside Venezuela.

Results of Operations—Comparing 2014 to 2013

	Net Sales		Operating Earnings (Loss)
	Three months ended March 31,		Three months ended March 31,
(in millions)	2014	2013	2014	2013
Branded Consumables	$621.8	$443.7	$50.0	$39.8
Consumer Solutions	344.0	363.3	25.5	37.5
Outdoor Solutions	684.1	694.9	36.3	56.2
Process Solutions	102.3	97.6	9.5	12.1
Corporate	—	—	(58.1)	(88.7)
Intercompany eliminations	(20.4)	(18.8)	—	—

	$1,731.8	$1,580.7	$63.2	$56.9

Note: Changes in net sales on a currency neutral basis that are presented hereafter are provided to enhance visibility of the underlying operations by excluding the impact of foreign currency translation.

Three Months Ended March 31, 2014 versus the Three Months Ended March 31, 2013

Net sales for the three months ended March 31, 2014 increased $151 million, or 9.6%, to $1.7 billion versus the same prior year period. Excluding the impact of the YCC Acquisition (approximately 10%), net sales on a currency-neutral basis increased approximately 1%, primarily due to increased sell-through in certain product categories, expanded product offerings and increased demand internationally in certain product categories, partially offset by weakness in certain product categories, as well as the impact of inventory management at a certain major customer. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 1%.

Net sales in the Branded Consumables segment increased $178 million, or 40.1%. Excluding the impact the YCC Acquisition (approximately 37%), net sales on a currency-neutral basis increased approximately 4%, primarily due to increased sales in certain product categories in the baby care, home care, leisure and entertainment and safety and security businesses, including the food preservation category, primarily due to increased point of sale; the firebuilding category whose sales were positively affected by favorable weather conditions, as well as increased sales in certain products in the safety and security category in part due to increased demand at certain mass market retailers. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 1%.

Net sales in the Consumer Solutions segment decreased $19.3 million, or 5.3%. Net sales on a currency-neutral basis decreased approximately 2%. The decrease is due to a decrease in domestic net sales of approximately 8%, largely due to decreased orders in certain small appliance and home environment product categories at certain mass market retailers; partially offset by increased demand internationally, primarily in Europe and Latin America which contributed to an increase in net sales of approximately 5%, primarily due to increased point of sale, expanded distribution and new product offerings. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 3%.

Net sales in the Outdoor Solutions segment decreased $10.8 million, or 1.6%. Net sales on a currency-neutral basis were essentially flat on a period-over-period basis. Net sales in the apparel, fishing and team sports businesses provided an increase in net sales of approximately 3%, primarily due to increased sales domestically, largely due to increased demand at certain mass market retailers; the timing of sales in certain product categories and an increase seasonal demand in certain team sports product categories, in part due to more favorable weather conditions in the first quarter of 2014. This increase was mostly offset by decreased sales in the camping and outdoor and winter sports businesses, largely due to inventory management at certain major customers across many product categories and lower seasonal demand in certain winter sports categories. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 1%.

Net sales in the Process Solutions segment increased 4.8% on a period-over-period basis, primarily due to increased coinage sales.

Cost of Sales

Cost of sales for three months ended March 31, 2014 increased $80.2 million, or 7.1%, to $1.2 billion versus the same prior year period. The increase was primarily due to the YCC Acquisition. Favorable foreign currency translation (approximately $16 million) was essentially offset by other items. Cost of sales as a percentage of net sales for the three months ended March 31, 2014 and 2013 was 70.3% and 71.9%, respectively. The improvement is in part due to product mix, which is largely due to the impact of the YCC Acquisition.

Selling, General And Administrative Costs

SG&A for the three months ended March 31, 2014 increased $64.3 million, or 16.6%, to $451 million versus the same prior year period. The change is primarily due to the impact of the YCC acquisition, partially offset by the Venezuela devaluation-related charges (approximately $29 million) that were recorded during the three months ended March 31, 2013. Favorable foreign currency translation (approximately $5 million) was essentially offset by other items.

Operating Earnings

Operating earnings for the three months ended March 31, 2014 in the Branded Consumables segment increased $10.2 million, or 25.6%, versus the same prior year period, primarily due to the YCC Acquisition, an increase in gross profit (approximately $7 million), mostly due to the gross margin impact of higher sales and slightly improved gross margins, partially offset by an increase in SG&A (approximately $6 million). Operating earnings for the three months ended March 31, 2014 in the Consumer Solutions segment decreased $12.0 million, or 32.0%, versus the same prior year period, primarily due to a decrease in gross margin (approximately $9 million), driven by the gross margin impact of lower sales and slightly lower gross margins. Operating earnings for the three months ended March 31, 2014 in the Outdoor Solutions segment decreased $19.9 million, or 35.4%, versus the same prior year period, primarily due to a decrease in gross margin (approximately $14 million), primarily due to the gross margin impact of lower sales and slightly lower gross margins, and an increase in SG&A (approximately $6 million). Operating earnings for the three months ended March 31, 2014 in the Process Solutions segment decreased $2.6 million, or 21.5%, versus the same prior year period, primarily due to a decrease in gross profit, in part due to slightly lower gross margins.

Interest Expense

Net interest increased $4.4 million to $54.0 million for the three months ended March 31, 2014 versus the same prior year period, primarily due to higher average debt levels, partially offset by a decrease in the weighted average interest rate for 2014 to 4.0% from 5.0% in 2013.

Income Taxes

The Company’s reported tax rate for the three months ended March 31, 2014 was 59.8%. The Company’s reported tax rate for the three months ended March 31, 2013 was a benefit of 55.1%. The difference from the statutory tax rate to the reported tax rate for the three months ended March 31, 2014 results principally from the U.S. tax expense related to the taxation of foreign income. The difference from the statutory tax rate to the reported tax rate (benefit) for the three months ended March 31, 2013 results principally from the tax benefit ($10.4 million) related to the reversal of a deferred tax liability attributable to the reduction of Venezuelan earnings considered as not permanently reinvested and a tax benefit resulting from the passage of The American Taxpayer Relief Act of 2012 ($2.6 million), partially offset by the tax expense due to non-deductible charges primarily related to the devaluation of the Bolivar and from the translation of U.S. dollar denominated net assets in Venezuela ($9.3 million).

Net Income

Net income for the three months ended March 31, 2014 increased $8.1 million to $3.7 million versus a loss for the same prior year period. For the three months ended March 31, 2014 and 2013, earnings (loss) per diluted share were $0.03 and ($0.04), respectively. The increase in net income (loss) was primarily due to the devaluation and other charges related to the Venezuela operations ($29.0 million) and the loss on the extinguishment of debt ($17.1 million) recorded during the three months ended March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

At March 31, 2014, the Company had cash and cash equivalents of $1.3 billion, of which approximately $445 million was held by the Company’s non-U.S. subsidiaries. Approximately $523 million of the cash on hand at March 31, 2014 was used to fund the Redemption. The Company believes that its cash and cash equivalents, cash generated from operations and the availability under the Company’s senior secured credit facility, the securitization facility and the credit facilities of certain foreign subsidiaries as of March 31, 2014 provide sufficient liquidity to support working capital requirements, planned capital expenditures, debt obligations, completion of current and future reorganization programs and pension plan contribution requirements for the foreseeable future, as well as fund the potential repurchase of shares of the Company’s common stock under the Company’s Stock Repurchase Program.

Cash Flows from Operating Activities

Net cash used in operating activities was $258 million and $206 million for the three months ended March 31, 2014 and 2013, respectively. The change is primarily due to a period-over-period increase in cash paid for taxes (approximately $26 million) and investments in working capital, in part related to comparatively higher seasonal inventory levels in certain businesses, in part due to the timing of purchases and sales for both comparable periods, as inventory levels at March 31, 2014, excluding the impact of the YCC Acquisition, were approximately 3% higher than the comparable prior period-end.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $476 million and ($199) million for the three months ended March 31, 2014 and 2013, respectively. The change is primarily due to the increase in the proceeds from the issuance of long-term debt in excess of payments on long-term debt ($596 million) and a period-over-period change in the issuance/repurchase of common stock, net ($71 million).

Cash Flows from Investing Activities

Net cash used in investing activities was $37.8 million and $26.6 million for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014, capital expenditures were $41.1 million versus $24.7 million for the same prior year period. The Company expects to maintain capital expenditures at an annualized run-rate in the range of approximately 2.0% to 2.5% of net sales.

CAPITAL RESOURCES

In March 2014, the Company completed a private offering for the sale of $690 million aggregate principal amount of its 2034 Convertible Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act, as amended, and received net proceeds of approximately $674 million, after deducting fees and expenses. The proceeds were used to repurchase shares of the Company’s common stock (see Note 11) and for the Redemption, and the remainder will be used for general corporate purposes. The initial conversion rate is approximately 13.36 shares of the Company’s common stock (subject to customary adjustments, including in connection with a fundamental change transaction) per $1 thousand principal amount of the 2034 Convertible Notes, which is equivalent to an initial conversion price of approximately $74.86 per share. On or after March 18, 2024, the Company may redeem any or all of the 2034 Convertible Notes, subject to certain exceptions and conditions, in cash, at a redemption price equal to the principal amount of 2034 Convertible Notes to be redeemed, plus accrued and unpaid interest. The holders of the 2034 Convertible Notes may require the Company to repurchase for cash all or a portion of the 2034 Convertible Notes on March 15, 2024 at a repurchase price equal to the principal amount of the 2034 Convertible Notes to be repurchased, plus accrued and unpaid interest. Prior to December 15, 2033, the Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the second scheduled trading day immediately preceding the maturity date. Additionally, if the Company undergoes a fundamental change (as defined in the indenture governing the 2034 Convertible Notes) prior to maturity, holders of the 2034 Convertible Notes may require the Company to repurchase for cash some or all of their 2034 Convertible Notes at a repurchase price equal to the principal amount of the 2034 Convertible Notes being repurchased, plus accrued and unpaid interest.

At March 31, 2014, there was no amount outstanding under the Company’s $250 million senior secured revolving credit facility (the “Revolver”) that matures in 2016. The Revolver bears interest at certain selected rates, including LIBOR plus a basis point spread. At March 31, 2014, commitment fee on unused balances was 0.38% per annum.

The Company maintains a $500 million receivables purchase agreement (the “Securitization Facility”) that matures in October 2016. At March 31, 2014, the borrowing rate margin and the unused line fee on the Securitization Facility were 0.80% and 0.40% per annum, respectively. At March 31, 2014, the Securitization Facility had outstanding borrowings totaling $458 million.

At March 31, 2014, net availability under the Revolver and the Securitization Facility was approximately $233 million, after deducting approximately $35 million of outstanding standby and commercial letters of credit.

Certain foreign subsidiaries of the Company maintain working capital lines of credits with their respective local financial institutions for use in operating activities. At March 31, 2014, the aggregate amount available under these lines of credit totaled approximately $92 million.

The Company was not in default of any of its debt covenants at March 31, 2014.

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

Cash Flow Hedges

At March 31, 2014, the Company had $850 million notional amount outstanding in swap agreements, which includes $350 million notional amount of forward-starting swaps that become effective commencing December 31, 2015, that exchange a variable rate of interest (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through June 2020. At March 31, 2014, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swaps, was approximately 1.3%. The effective portion of the after-tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (“AOCI”).

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through January 2016. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At March 31, 2014, the Company had approximately $510 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, which include forward foreign currency contracts and foreign currency options, to mitigate the foreign currency exposure of certain other foreign currency transactions. At March 31, 2014, the Company had approximately $287 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through January 2015. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty, and in certain instances, allow the Company to benefit should the cost of the commodity fall below certain dollar thresholds. At March 31, 2014, the Company had approximately $7 million notional amount outstanding of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through December 2014. Fair market value gains or losses are included in the results of operations and are classified in cost of sales.

The following table presents the fair value of derivative financial instruments as of March 31, 2014:

March 31, 2014
(in millions)	Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(4.2)
Foreign currency contracts	0.3

Subtotal	(3.9)

Derivatives not designated as effective hedges:
Foreign currency contracts	(3.6)
Commodity contracts	0.5

Subtotal	(3.1)

Total	$(7.0)

Net Investment Hedge

The Company has designated approximately €148 million of the principal balance of its Euro-denominated 7 1⁄2% senior subordinated notes due 2020, with an aggregate principal balance of €150 million, as a net investment hedge (the “Hedging Instrument”) of the foreign currency exposure of its net investment in certain Euro-denominated subsidiaries. Foreign currency gains and losses on the Hedging Instrument are included as a component of AOCI. This hedging relationship was terminated in April 2014 as a result of the Redemption.

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

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. In addition, the Company and/or certain of its subsidiaries have been identified by the United States Environmental Protection Agency or a state environmental agency as a Potentially Responsible Party pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law at various sites. Based on currently available information, the Company does not believe that the disposition of any of the legal or environmental disputes the Company or its subsidiaries are currently involved in will have a material adverse effect upon the consolidated financial condition, results of operations or cash flows of the Company. It is possible that, as additional information becomes available, the impact on the Company of an adverse determination could have a different effect.

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

The following table provides information about purchases by the Company during the three months ended March 31, 2014, of equity securities of the Company:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Repurchase Program (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Repurchase Program (1)
January 1 – January 31	—		$—	—	$250,000,000
February 1 – February 28	1,015,141	(2)	61.56	—	$500,000,000
March 1 – March 31	2,685,806		60.65	2,685,806	$337,114,000

Total	3,700,947

(1)	In February 2014, the Company’s Board of Directors authorized an increase in the then available amount under the Company’s existing stock repurchase program to allow for the repurchase of up to $500 in aggregate of the Company’s common stock.
(2)	Represents shares tendered for the satisfaction of employee withholding taxes in connection with the vesting of certain share-based awards.

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 15, 2005, and incorporated herein by reference).

3.4	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 17, 2011, and incorporated herein by reference).

3.5	Second Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 17, 2011, and incorporated herein by reference).

4.1	Indenture related to Jarden Corporation’s 1 1⁄8% Senior Subordinated Convertible Notes due 2034, dated as of March 17, 2014, among Jarden Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 21, 2014, and incorporated herein by reference).

4.2	Form of 1 1⁄8% Senior Subordinated Convertible Notes due 2034 (filed as Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 21, 2014, and incorporated herein by reference).

†10.1	Restricted Stock Agreement, dated January 2, 2014, between the Company and Martin E. Franklin (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 3, 2014, and incorporated herein by reference).

†10.2	Restricted Stock Agreement, dated January 2, 2014, between the Company and Ian G.H. Ashken (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 3, 2014, and incorporated herein by reference).

†10.3	Restricted Stock Agreement, dated January 2, 2014, between the Company and James E. Lillie (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on January 3, 2014, and incorporated herein by reference).

†10.4	Restricted Stock Agreement, dated February 12, 2014, between the Company and Martin E. Franklin (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 14, 2014, and incorporated herein by reference).

†10.5	Restricted Stock Agreement, dated February 12, 2014, between the Company and Ian G.H. Ashken (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 14, 2014, and incorporated herein by reference).

†10.6	Restricted Stock Agreement, dated February 12, 2014, between the Company and James E. Lillie (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 14, 2014, and incorporated herein by reference).

10.7	Purchase Agreement, dated as of March 11, 2014, by and among Jarden Corporation, and Barclays Capital Inc., Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC, as representatives of the initial purchasers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 14, 2014, and incorporated herein by reference).

Exhibit	Description

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three ended March 31, 2014 and 2013, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) and Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
†	This Exhibit represents a management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2014

JARDEN CORPORATION
(Registrant)

By:	/s/ James L. Cunningham III
Name:	James L. Cunningham III
Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three ended March 31, 2014 and 2013, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) and Notes to Condensed Consolidated Financial Statements.

*	Filed herewith