Form 10-Q
period 2014-06-30
JARDEN CORP
filed 2014-07-31
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2014
Common Stock, par value $0.01 per share	128,194,000 shares

JARDEN CORPORATION

Quarterly Report on Form 10-Q

For the three and six months ended June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net sales	$1,975.1	$1,758.8	$3,706.9	$3,339.5
Cost of sales	1,373.1	1,245.3	2,590.5	2,382.5

Gross profit	602.0	513.5	1,116.4	957.0
Selling, general and administrative expenses	409.6	332.9	860.5	719.5
Restructuring costs, net	2.3	1.4	2.6	1.4

Operating earnings	190.1	179.2	253.3	236.1
Interest expense, net	52.9	46.2	106.9	95.8
Loss on early extinguishment of debt	54.4	8.8	54.4	25.9

Income before taxes	82.8	124.2	92.0	114.4
Income tax provision	30.7	47.8	36.2	42.4

Net income	$52.1	$76.4	$55.8	$72.0

Earnings per share:
Basic	$0.42	$0.71	$0.45	$0.66
Diluted	$0.42	$0.71	$0.44	$0.65
Weighted average shares outstanding:
Basic	123.1	107.6	124.1	109.3
Diluted	125.1	108.4	126.9	110.1

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Comprehensive income:
Net income	$52.1	$76.4	$55.8	$72.0
Other comprehensive income (loss), before tax:
Cumulative translation adjustment	13.5	(29.0)	5.7	(49.2)
Derivative financial instruments	(7.9)	7.8	(10.0)	16.3
Accrued benefit cost	1.1	1.8	2.3	3.7
Unrealized gain on investment	4.4	—	4.4	0.2

Total other comprehensive income (loss), before tax	11.1	(19.4)	2.4	(29.0)
Income tax (provision) benefit related to other comprehensive income (loss)	0.4	(3.4)	0.8	(6.9)

Comprehensive income	$63.6	$53.6	$59.0	$36.1

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share amounts)

	June 30, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$665.3	$1,128.5
Accounts receivable, net of allowances of $90.7 and $97.0 at June 30, 2014 and December 31, 2013, respectively	1,265.2	1,196.1
Inventories	1,695.8	1,411.9
Deferred taxes on income	214.9	185.7
Prepaid expenses and other current assets	166.3	161.3

Total current assets	4,007.5	4,083.5

Property, plant and equipment, net	848.9	852.6
Goodwill	2,690.8	2,620.3
Intangibles, net	2,412.4	2,393.0
Other assets	168.7	146.7

Total assets	$10,128.3	$10,096.1

Liabilities:
Short-term debt and current portion of long-term debt	$767.2	$655.1
Accounts payable	724.4	664.2
Accrued salaries, wages and employee benefits	175.6	192.6
Other current liabilities	405.5	527.5

Total current liabilities	2,072.7	2,039.4

Long-term debt	3,963.5	4,087.3
Deferred taxes on income	1,164.7	1,065.3
Other non-current liabilities	378.1	354.4

Total liabilities	7,579.0	7,546.4

Commitments and contingencies (see Note 10)	—	—

Stockholders’ equity:
Preferred stock ($0.01 par value, 5.0 shares authorized, no shares issued at June 30, 2014 and December 31, 2013)	—	—
Common stock ($0.01 par value, 300 shares authorized, 155.6 shares issued at June 30, 2014 and December 31, 2013)	1.6	1.6
Additional paid-in capital	2,503.2	2,381.6
Retained earnings	1,098.0	1,042.2
Accumulated other comprehensive income (loss)	(55.4)	(58.6)
Less: Treasury stock (27.3 and 26.6 shares, at cost, at June 30, 2014 and December 31, 2013, respectively)	(998.1)	(817.1)

Total stockholders’ equity	2,549.3	2,549.7

Total liabilities and stockholders’ equity	$10,128.3	$10,096.1

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$55.8	$72.0
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	92.7	76.2
Venezuela devaluation-related charges	—	27.4
Stock-based compensation	41.0	44.5
Excess tax benefits from stock-based compensation	(34.9)	(3.4)
Other non-cash items	(4.9)	11.4
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(27.4)	(67.9)
Inventory	(236.8)	(235.3)
Accounts payable	58.3	71.5
Other assets and liabilities	(118.2)	(37.8)

Net cash used in operating activities	(174.4)	(41.4)

Cash flows from financing activities:
Net change in short-term debt	34.0	0.5
Proceeds from issuance of long-term debt	691.6	520.9
Payments on long-term debt	(551.0)	(347.9)
Issuance (repurchase) of common stock, net	(269.8)	(263.4)
Excess tax benefits from stock-based compensation	34.9	3.4
Debt issuance costs	(16.6)	(11.6)
Other	(8.2)	(4.4)

Net cash used in financing activities	(85.1)	(102.5)

Cash flows from investing activities:
Additions to property, plant and equipment	(99.3)	(73.5)
Acquisition of businesses, net of cash acquired	(108.4)	—
Other	4.8	(0.2)

Net cash used in investing activities	(202.9)	(73.7)

Effect of exchange rate changes on cash and cash equivalents	(0.8)	(28.2)

Net decrease in cash and cash equivalents	(463.2)	(245.8)
Cash and cash equivalents at beginning of period	1,128.5	1,034.1

Cash and cash equivalents at end of period	$665.3	$788.3

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

Supplemental Information

Stock-based compensation costs, which are included in selling, general and administrative expenses (“SG&A”), were $6.1 and $7.3 for the three months ended June 30, 2014 and 2013, respectively, and $41.0 and $44.5 for the six months ended June 30, 2014 and 2013, respectively.

Interest expense is net of interest income of $1.4 for the three months ended June 30, 2014 and 2013, and $2.8 and $2.9 for the six months ended June 30, 2014 and 2013, respectively.

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

In 2013, the Venezuelan government established a new auction-based exchange rate market program, the Complementary System for Foreign Currency Administration (“SICAD”). In 2014, the Venezuelan government mandated that dividends and royalties be executed under the SICAD program and also introduced an additional currency exchange program, commonly referred to as SICAD-II. While the Company currently expects to continue to use the official exchange rate for essentially all transactions except dividends and royalties, it is assessing the impact of changes to the currency exchange programs and recently imposed pricing restrictions. If in the future, the Company’s subsidiaries operating in Venezuela are economically or legally required to convert an increasing amount of the Bolivar cash balances into U.S. dollars using the more unfavorable exchange rates available under SICAD or SICAD-II, it could result in currency exchange losses that may be material to the Company’s results of operations. At June 30, 2014, the exchange rates for SICAD and SICAD-II were 10.6 and 50.0 Bolivars per U.S. dollar, respectively. At June 30, 2014, the Company’s Bolivar-denominated net assets were approximately $121.

On February 8, 2013, the Venezuelan government announced its intention to further devalue the Bolivar relative to the U.S. dollar. As a result of the devaluation, the official exchange rate changed to 6.30 Bolivars per U.S. dollar for imported goods. As such, beginning in February 2013, the financial statements of the Company’s subsidiaries operating in Venezuela have been remeasured at and are reflected in the Company’s consolidated financial statements at the new official exchange rate. During the six months ended June 30, 2013, the Company recorded $29.0 of devaluation-related charges related to its Venezuela operations, which are almost entirely comprised of a non-cash charge related to the write-down of monetary assets due to the change in the official exchange rate. These charges are included in SG&A.

New Accounting Guidance

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU-2014-08 establishes criteria for determining which disposals qualify as discontinued operations and also establishes disclosure requirements for both discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued. The Company does not expect the provisions of ASU 2014-08 to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09, which supersedes the most current revenue recognition guidance, is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration that an entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 also requires certain disclosures that enable users of the financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods, including interim periods within that reporting period, beginning after December 15, 2016. Early adoption is not permitted. The Company is assessing the impact that the provisions of ASU 2014-09 will have on the consolidated financial position, results of operations and cash flows of the Company.

Adoption of New Accounting Guidance

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal years and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

2. Acquisitions

2014 Activity

During the six months ended June 30, 2014, the Company completed one tuck-in acquisition that by nature was complementary to the Company’s core businesses and from an accounting standpoint was not significant.

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

Pro forma financial information (unaudited)

The following unaudited pro forma financial information presents the combined results of operations of the Company and Yankee Candle as if the YCC Acquisition had occurred on January 1, 2012. The pro forma results presented below for the three and six months ended June 30, 2013 combine the historical results of the Company and Yankee Candle for the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the YCC Acquisition been completed as of January 1, 2012 and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition.

(in millions, except per share data)	Three months ended June 30, 2013	Six months ended June 30, 2013
Net sales	$1,914.5	$3,658.6
Net income	76.6	76.7
Earnings per share:
Basic	$0.62	$0.61
Diluted	$0.61	$0.61

The unaudited pro forma financial information for the three and six months ended June 30, 2013 include $1.1 and $2.2, respectively, for the amortization of purchased intangibles from the YCC Acquisition.

3. Inventories

Inventories are comprised of the following at June 30, 2014 and December 31, 2013:

(in millions)	June 30, 2014	December 31, 2013
Raw materials and supplies	$268.3	$227.6
Work-in-process	77.4	79.6
Finished goods	1,350.1	1,104.7

Total inventories	$1,695.8	$1,411.9

4. Property, Plant and Equipment

Property, plant and equipment, net, is comprised of the following at June 30, 2014 and December 31, 2013:

(in millions)	June 30, 2014	December 31, 2013
Land	$63.7	$62.7
Buildings	446.6	427.3
Machinery and equipment	1,273.5	1,229.8
Construction-in-progress	99.1	144.6

	1,882.9	1,864.4
Less: Accumulated depreciation	(1,034.0)	(1,011.8)

Total property, plant and equipment, net	$848.9	$852.6

Depreciation of property, plant and equipment was $41.5 and $33.4 for the three months ended June 30, 2014 and 2013, respectively, and $81.2 and $66.0 for the six months ended June 30, 2014 and 2013, respectively.

5. Goodwill and Intangibles

Goodwill activity for the six months ended June 30, 2014 is as follows:

				June 30, 2014
(in millions)	Net Book Value at December 31, 2013	Additions	Foreign Exchange and Other Adjustments	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Goodwill
Branded Consumables	$1,353.8	$—	$13.2	$1,590.2	$(223.2)	$1,367.0
Consumer Solutions	526.3	55.0	0.7	582.0	—	582.0
Outdoor Solutions	718.5	—	1.6	738.6	(18.5)	720.1
Process Solutions	21.7	—	—	21.7	—	21.7

	$2,620.3	$55.0	$15.5	$2,932.5	$(241.7)	$2,690.8

Intangibles activity for the six months ended June 30, 2014 is as follows:

(in millions)	Gross Carrying Amount at December 31, 2013	Additions	Accumulated Amortization and Foreign Exchange	Net Book Value at June 30, 2014	Amortization Periods (years)
Intangibles
Patents	$9.3	$—	$(4.1)	$5.2	12-30
Manufacturing process and expertise	56.2	—	(43.8)	12.4	3-7
Brand names	23.3	—	(8.2)	15.1	4-20
Customer relationships and distributor channels	347.4	22.7	(77.9)	292.2	10-35
Trademarks and tradenames	2,080.9	5.9	0.7	2,087.5	indefinite

	$2,517.1	$28.6	$(133.3)	$2,412.4

Amortization of intangibles was $5.6 and $5.1 for the three months ended June 30, 2014 and 2013, respectively, and $11.5 and $10.2 for the six months ended June 30, 2014 and 2013, respectively.

6. Warranty Reserve

The warranty reserve activity for the six months ended June 30, 2014 is as follows:

(in millions)	2014
Warranty reserve at January 1,	$98.0
Provision for warranties issued	68.5
Warranty claims paid	(73.9)
Acquisitions and other adjustments	0.6

Warranty reserve at June 30,	$93.2

7. Debt

Debt is comprised of the following at June 30, 2014 and December 31, 2013:

(in millions)	June 30, 2014	December 31, 2013
Senior Secured Credit Facility Term Loans	$2,060.0	$2,127.4
6 1⁄8% Senior Notes due 2022 (a)	300.0	300.0
7 1⁄2% Senior Subordinated Notes due 2017 (b)	653.1	654.1
7 1⁄2% Senior Subordinated Notes due 2020	—	477.1
1 7/8% Senior Subordinated Convertible Notes due 2018 (c)	439.3	433.0
1 1⁄2% Senior Subordinated Convertible Notes due 2019 (c)	222.2	218.5
1 1⁄8% Senior Subordinated Convertible Notes due 2034 (c)	475.7	—
Securitization Facility	481.8	477.9
Non-U.S. borrowings	90.8	45.6
Other	7.8	8.8

Total debt	4,730.7	4,742.4

Less: current portion	(767.2)	(655.1)

Total long-term debt	$3,963.5	$4,087.3

(a)	The “Senior Notes.”
(b)	The “Senior Subordinated Notes.”
(c)	Collectively, the “Senior Subordinated Convertible Notes.”

Senior Subordinated Notes

During April 2014, the Company redeemed the entire principal amount outstanding for both the U.S. dollar tranche and the Euro dollar tranche of the 7 1⁄2% Senior Subordinated Notes due 2020 for total consideration, excluding accrued interest, of $523 (the “Redemption”). As a result of these debt extinguishments, the Company recorded a loss on the extinguishment of debt of $54.4 during the three months ended June 30, 2014, primarily comprised of prepayment premiums and a non-cash charge due to the write-off of deferred debt issuance costs.

Senior Subordinated Convertible Notes

In March 2014, the Company completed a private offering for the sale of $690 aggregate principal amount of 1 1⁄8% senior subordinated convertible notes due 2034 (the “2034 Convertible Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and received net proceeds of approximately $674, after deducting fees and expenses. The proceeds were used to repurchase shares of the Company’s common stock (see Note 11) and for the Redemption, and the remainder will be used for general corporate purposes. The initial conversion rate is approximately 13.36 shares of the Company’s common stock (subject to customary adjustments, including in connection with a fundamental change transaction) per $1 thousand principal amount of the 2034 Convertible Notes, which is equivalent to an initial conversion price of approximately $74.86 per share. On or after March 18, 2024, the Company may redeem any or all of the 2034 Convertible Notes, subject to certain exceptions and conditions, in cash at a redemption price equal to the principal amount of 2034 Convertible Notes to be redeemed, plus accrued and unpaid interest. The holders of the 2034 Convertible Notes may require the Company to repurchase for cash all or a portion of the 2034 Convertible Notes on March 15, 2024 at a repurchase price equal to the principal amount of the 2034 Convertible Notes to be repurchased, plus accrued and unpaid interest. Additionally, if the Company undergoes a fundamental change (as defined in the indenture governing the 2034 Convertible Notes) prior to maturity, holders of the 2034 Convertible Notes may require the Company to repurchase for cash some or all of their 2034 Convertible Notes at a repurchase price equal to the principal amount of the 2034 Convertible Notes being repurchased, plus accrued and unpaid interest.

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

Upon conversion, holders will receive, at the Company’s discretion, cash, shares of the Company’s common stock or a combination thereof. It is the Company’s intent to settle the principal amount and accrued interest on the 2034 Convertible Notes with cash. At the date of issuance, the estimated fair values of the liability and equity components of the 2034 Convertible Notes were approximately $471 and $219, respectively, resulting in an effective annual interest rate, considering debt issuance costs, of approximately 5.5%. The amount allocated to the equity component is recorded as a discount to the original aggregate principal amount of the 2034 Convertible Notes.

Other

At June 30, 2014 and December 31, 2013, the carrying value of total debt approximates fair market value. The fair market value (Level 1 measurement) of the Senior Notes and the Senior Subordinated Notes is based upon quoted market prices. The fair market value (Level 2 measurement) for all other debt instruments is estimated using interest rates currently available to the Company for debt with similar terms and maturities.

Subsequent event

In July 2014, the Company completed the sale of €300 in aggregate principal amount of 3 3⁄4% senior notes that mature in October 2021, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to certain persons outside of the U.S. pursuant to Regulation S under the Securities Act, and received net proceeds of approximately $400, after deducting fees and expenses. The Company intends to use the net proceeds for general corporate purposes, which may include the funding of potential acquisitions. These notes are subject to similar restrictive and financial covenants as the Company’s existing Senior Notes.

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

Fair Value Hedges

At June 30, 2014, the Company had $650 notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate of interest (LIBOR) plus a weighted average spread of approximately 605 basis points. These floating rate swaps, which were entered into during June 2014, are designated as fair value hedges against $650 of principal on the Senior Subordinated Notes for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cash Flow Hedges

At June 30, 2014, the Company had $850 notional amount outstanding in swap agreements, which includes $350 notional amount of forward-starting swaps that become effective commencing December 31, 2015, that exchange a variable rate of interest (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through June 2020. At June 30, 2014, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swaps, was approximately 1.3%. The effective portion of the after-tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (“AOCI”).

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through March 2016. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At June 30, 2014, the Company had approximately $495 notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, which include forward foreign currency contracts and foreign currency options, to mitigate the foreign currency exposure of certain other foreign currency transactions. At June 30, 2014, the Company had approximately $324 notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through January 2015. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty, and in certain instances, allow the Company to benefit should the cost of the commodity fall below certain dollar thresholds. At June 30, 2014, the Company had approximately $6 notional amount outstanding of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through December 2014. Fair market value gains or losses are included in the results of operations and are classified in cost of sales.

The following table presents the fair value of derivative financial instruments as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Fair Value of Derivatives		Fair Value of Derivatives
(in millions)	Asset (a)	Liability (a)	Asset (a)	Liability (a)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$1.0	$8.0	$4.5	$8.0
Foreign currency contracts	4.3	7.9	11.3	9.1
Fair value hedges:
Interest rate swaps	—	0.3	—	—

Subtotal	5.3	16.2	15.8	17.1

Derivatives not designated as effective hedges:
Foreign currency contracts	0.8	3.6	3.5	2.4
Commodity contracts	0.8	—	0.2	0.2

Subtotal	1.6	3.6	3.7	2.6

Total	$6.9	$19.8	$19.5	$19.7

(a) Consolidated balance sheet location:
Asset: Other current and non-current assets
Liability: Other current and non-current liabilities

The following table presents gain and loss activity (on a pretax basis) for the three and six months ended June 30, 2014 and 2013 related to derivative financial instruments designated as effective hedges:

	Three months ended June 30, 2014			Three months ended June 30, 2013
	Gain/(Loss)			Gain/(Loss)
(in millions)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(2.8)	—	$—	$7.0	$—	$—
Foreign currency contracts	(2.9)	2.2	(2.3)	7.0	6.2	(3.2)

Total	$(5.7)	2.2	$(2.3)	$14.0	$6.2	$(3.2)

Location of gain/(loss) in the consolidated results of operations:
Sales		$0.2	$—		$(2.1)	$—
Cost of sales		2.0	—		8.3	—
SG&A		—	(2.3)		—	(3.2)

Total		$2.2	$(2.3)		$6.2	$(3.2)

	Six months ended June 30, 2014			Six months ended June 30, 2013
	Gain/(Loss)			Gain/(Loss)
(in millions)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(3.5)	$—	$—	$7.7	$—	$—
Foreign currency contracts	(2.3)	4.2	(3.9)	20.9	12.3	(4.1)

Total	$(5.8)	$4.2	$(3.9)	$28.6	$12.3	$(4.1)

Location of gain/(loss) in the consolidated results of operations:
Sales		$1.0	$—		$(2.3)	$—
Cost of sales		3.2	—		14.6	—
SG&A		—	(3.9)		—	(4.1)

Total		$4.2	$(3.9)		$12.3	$(4.1)

(a)	Represents effective portion recognized in Other Comprehensive Income (Loss) (“OCI”).
(b)	Represents portion excluded from effectiveness testing.

At June 30, 2014, deferred net losses of approximately $1 within AOCI are expected to be reclassified to earnings over the next twelve months.

The following table presents gain and loss activity (on a pretax basis) for the three and six months ended June 30, 2014 and 2013 related to derivative financial instruments not designated as effective hedges:

	Gain/(Loss) Recognized in Income (a)
	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Derivatives not designated as effective hedges:
Cash flow hedges:
Foreign currency contracts	$(1.4)	$(0.8)	$(6.4)	$5.6
Commodity contracts	0.5	0.3	0.9	0.4

Total	$(0.9)	$(0.5)	$(5.5)	$6.0

9. Fair Value Measurements

The following table summarizes assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

	June 30, 2014				December 31, 2013
	Fair Value Asset (Liability)				Fair Value Asset (Liability)
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$6.9	$—	$6.9	$—	$19.5	$—	$19.5
Liabilities	—	(19.8)	—	(19.8)	—	(19.7)	—	(19.7)
Available-for-sale securities	—	16.4	—	16.4	—	12.0	—	12.0
Contingent consideration	—	—	34.7	34.7	—	—	43.0	43.0

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

Changes in the fair value of the contingent consideration obligations for the six months ended June 30, 2014 were as follows:

(in millions)	2014
Contingent consideration at January 1,	$43.0
Payments	(9.3)
Adjustments and foreign exchange	1.0

Contingent consideration at June 30,	$34.7

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

Due to the uncertainties described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of June 30, 2014.

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

During the six months ended June 30, 2014, the Company repurchased 3.5 million shares of its common stock valued at approximately $208 under the Stock Repurchase Program.

12. Earnings Per Share

The computations of the weighted average shares outstanding for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Weighted average shares outstanding:
Basic	123.1	107.6	124.1	109.3
Dilutive share-based awards	0.2	0.8	0.6	0.8
Convertible debt	1.8	—	2.2	—

Diluted	125.1	108.4	126.9	110.1

Because it is the Company’s intention to redeem the principal amount of the Senior Subordinated Convertible Notes in cash, the treasury stock method is used for determining potential dilution in the diluted earnings per share computation. For the three months ended June 30, 2014, the senior subordinated convertible notes due 2019 and the 2034 Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be antidilutive, as the initial conversion price exceeded the average market price of the Company’s common stock during the three months ended June 30, 2014. As of June 30, 2014, there were 5.2 million restricted share awards with performance-based vesting targets that were not met and as such, have been excluded from the computation of diluted earnings per share.

13. Employee Benefit Plans

The components of pension and postretirement benefit expense for the three and six months ended June 30, 2014 and 2013 are as follows:

	Pension Benefits
	Three months ended June 30,
	2014			2013
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$—	$0.6	$0.6	$—	$0.6	$0.6
Interest cost	3.6	0.6	4.2	3.3	0.6	3.9
Expected return on plan assets	(4.3)	(0.4)	(4.7)	(4.2)	(0.3)	(4.5)
Amortization, net	1.2	0.1	1.3	1.8	0.1	1.9

Net periodic expense	$0.5	$0.9	$1.4	$0.9	$1.0	$1.9

	Six months ended June 30,
	2014			2013
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$—	$1.1	$1.1	$—	$1.1	$1.1
Interest cost	7.3	1.2	8.5	6.6	1.2	7.8
Expected return on plan assets	(8.7)	(0.7)	(9.4)	(8.4)	(0.6)	(9.0)
Amortization, net	2.4	0.2	2.6	3.7	0.2	3.9

Net periodic expense	$1.0	$1.8	$2.8	$1.9	$1.9	$3.8

	Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Service cost	$—	$—	$—	$—
Interest cost	0.1	0.1	0.2	0.2
Amortization, net	(0.2)	(0.1)	(0.3)	(0.2)

Net periodic expense	$(0.1)	$—	$(0.1)	$—

14. Restructuring Costs

Details and the activity related to accrued restructuring costs as of and for the six months ended June 30, 2014 are as follows:

(in millions)	Accrual Balance at December 31, 2013	Restructuring Costs, net	Payments	Foreign Currency and Other	Accrual Balance at June 30, 2014
Severance and other employee-related	$16.6	$0.4	$(13.9)	$(0.1)	$3.0
Other costs	13.4	2.2	(3.0)	0.1	12.7

Total	$30.0	$2.6	$(16.9)	$—	$15.7

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

The Outdoor Solutions segment manufactures or sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas grills, lanterns and flashlights, sleeping bags, tents and water recreation products such as inflatable boats, kayaks and tow-behinds. The Outdoor Solutions segment is also a leading provider of fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, PENN®, Pflueger®, Sebile®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, softball, football, basketball and lacrosse products are sold under brand names such as deBeer®, Gait®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas®, Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Helium®, Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as CAPP3L®, Ex Officio®, K2®, Marker®, Marmot®, Planet Earth®, Ride®, Völkl®and Zoot®, and premium air beds under the AeroBed® brand. The Outdoor Solutions Segment also sells a variety of products sold internationally under brand names such as Campingaz®, Esky®, Greys®, Hardy® and Invicta®.

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

Segment information as of and for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three months ended June 30, 2014
(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated

Net sales	$684.4	$445.6	$754.9	$111.8	$(21.6)	$1,975.1	$—	$1,975.1

Segment earnings (loss)	105.5	55.3	100.2	18.3	—	279.3	(20.8)	258.5
Adjustments to reconcile to reported operating earnings (loss):
Fair market value adjustment to inventory	—	(1.3)	—	—	—	(1.3)	—	(1.3)
Restructuring costs	—	(0.7)	(1.6)	—	—	(2.3)	—	(2.3)
Acquisition-related and other costs	(1.4)	(1.0)	(5.2)	—	—	(7.6)	(0.5)	(8.1)
Venezuela foreign exchange-related charges	—	—	—	—	—	—	(9.6)	(9.6)
Depreciation and amortization	(21.9)	(6.7)	(14.3)	(2.8)	—	(45.7)	(1.4)	(47.1)

Operating earnings (loss)	$82.2	$45.6	$79.1	$15.5	$—	$222.4	$(32.3)	$190.1

Other segment data:

Total assets	$4,274.3	$2,159.1	$3,011.8	$204.1	$—	$9,649.3	$479.0	$10,128.3

	Three months ended June 30, 2013
(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated

Net sales	$488.3	$442.5	$741.1	$107.2	$(20.3)	$1,758.8	$—	$1,758.8

Segment earnings (loss)	77.9	61.7	88.8	16.7	—	245.1	(26.0)	219.1
Adjustments to reconcile to reported operating earnings (loss):
Restructuring costs, net	—	(1.4)	—	—	—	(1.4)	—	(1.4)
Depreciation and amortization	(13.1)	(7.7)	(13.9)	(2.8)	—	(37.5)	(1.0)	(38.5)

Operating earnings (loss)	$64.8	$52.6	$74.9	$13.9	$—	$206.2	$(27.0)	$179.2

	Six months ended June 30, 2014
(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated

Net sales	$1,306.2	$789.6	$1,439.0	$214.1	$(42.0)	$3,706.9	$—	$3,706.9

Segment earnings (loss)	180.5	91.8	155.5	30.6	—	458.4	(73.6)	384.8
Adjustments to reconcile to reported operating earnings (loss):
Fair market value adjustment to inventory	—	(1.3)	—	—	—	(1.3)	—	(1.3)
Restructuring costs	—	(1.0)	(1.6)	—	—	(2.6)	—	(2.6)
Acquisition-related and other costs	(6.4)	(4.0)	(10.4)	—	—	(20.8)	(0.5)	(21.3)
Venezuela foreign exchange-related charges	—	—	—	—	—	—	(13.6)	(13.6)
Depreciation and amortization	(41.9)	(14.4)	(28.1)	(5.6)	—	(90.0)	(2.7)	(92.7)

Operating earnings (loss)	$132.2	$71.1	$115.4	$25.0	$—	$343.7	$(90.4)	$253.3

	Six months ended June 30, 2013
(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated

Net sales	$932.0	$805.8	$1,436.0	$204.8	$(39.1)	$3,339.5	$—	$3,339.5

Segment earnings (loss)	134.0	106.8	160.0	31.6	—	432.4	(84.7)	347.7
Adjustments to reconcile to reported operating earnings (loss):
Fair market value adjustment to inventory	(3.5)	—	(1.5)	—	—	(5.0)	—	(5.0)
Restructuring costs, net	—	(1.4)	—	—	—	(1.4)	—	(1.4)
Venezuela foreign exchange-related charges	—	—	—	—	—	—	(29.0)	(29.0)
Depreciation and amortization	(25.9)	(15.3)	(27.4)	(5.6)	—	(74.2)	(2.0)	(76.2)

Operating earnings (loss)	$104.6	$90.1	$131.1	$26.0	$—	$351.8	$(115.7)	$236.1

16. Accumulated Other Comprehensive Income (Loss)

AOCI activity for the six months ended June 30, 2014 is as follows:

(in millions)	Cumulative Translation Adjustment	Derivative Financial Instruments	Accrued Benefit Cost	Unrealized Gain On Investment	AOCI
AOCI balance at December 31, 2013	$(13.6)	$1.0	$(46.3)	$0.3	$(58.6)

AOCI activity, net of tax:
OCI excluding reclassifications	5.7	(4.0)	—	2.9	4.6
Reclassifications to earnings	—	(2.9)	1.5	—	(1.4)

Subtotal OCI, net of tax	5.7	(6.9)	1.5	2.9	3.2

AOCI balance at June 30, 2014	$(7.9)	$(5.9)	$(44.8)	$3.2	$(55.4)

For the three and six months ended June 30, 2014 and 2013, reclassifications from AOCI to the results of operations for the Company’s pension and postretirement benefit plans were an expense of $1.1 and $1.8, respectively, and $2.3 and $3.7, respectively, and primarily represent the amortization of net actuarial losses (see Note 13). For the three and six months ended June 30, 2014 and 2013, reclassifications from AOCI to the results of operations for the Company’s derivative financial instruments for effective cash flow hedges were income of $2.2 and $6.2, respectively, and $4.2 and $12.3, respectively (see Note 8).

The income tax (provision) benefit allocated to the components of OCI for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Cumulative translation adjustment	$—	$—	$—	$—
Derivative financial instruments	2.3	(2.6)	3.1	(5.4)
Accrued benefit cost	(0.4)	(0.8)	(0.8)	(1.4)
Unrealized gain on investment	(1.5)	—	(1.5)	(0.1)

Income tax (provision) benefit related to OCI	$0.4	$(3.4)	$0.8	$(6.9)

17. Condensed Consolidating Financial Data

The Company’s Senior Notes and Senior Subordinated Notes (see Note 7) are fully guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The guarantees of the Guarantor Subsidiaries are subject to release only in certain limited circumstances. The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these notes. Presented below is the condensed consolidating financial data of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis, using the equity method of accounting for subsidiaries as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013.

Condensed Consolidating Results of Operations

	Three months ended June 30, 2014
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,367.1	$814.5	$(206.5)	$1,975.1
Cost of sales	—	991.0	588.6	(206.5)	1,373.1

Gross profit	—	376.1	225.9	—	602.0
Selling, general and administrative expenses	11.0	256.7	141.9	—	409.6
Restructuring costs, net	—	—	2.3	—	2.3

Operating earnings (loss)	(11.0)	119.4	81.7	—	190.1
Interest expense, net	34.4	16.3	2.2	—	52.9
Loss on early extinguishment of debt	54.4	—	—	—	54.4

Income (loss) before taxes and equity earnings of subsidiaries	(99.8)	103.1	79.5	—	82.8
Income tax provision (benefit)	(37.0)	38.9	28.8	—	30.7
Equity earnings of subsidiaries	114.9	43.0	—	(157.9)	—

Net income (loss)	52.1	107.2	50.7	(157.9)	52.1
Other comprehensive income (loss), net of tax	11.5	12.7	13.2	(25.9)	11.5

Comprehensive income (loss)	$63.6	$119.9	$63.9	$(183.8)	$63.6

	Three months ended June 30, 2013
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,187.9	$760.2	$(189.3)	$1,758.8
Cost of sales	—	897.6	537.0	(189.3)	1,245.3

Gross profit	—	290.3	223.2	—	513.5
Selling, general and administrative expenses	20.7	150.8	161.4	—	332.9
Restructuring costs, net	—	0.7	0.7	—	1.4

Operating earnings	(20.7)	138.8	61.1	—	179.2
Interest expense, net	42.9	0.2	3.1	—	46.2
Loss on early extinguishment of debt	8.8	—	—	—	8.8

Income (loss) before taxes and equity earnings of subsidiaries	(72.4)	138.6	58.0	—	124.2
Income tax provision (benefit)	(27.2)	55.0	20.0	—	47.8
Equity earnings of subsidiaries	121.6	28.1	—	(149.7)	—

Net income (loss)	76.4	111.7	38.0	(149.7)	76.4
Other comprehensive income (loss), net of tax	(22.8)	(23.1)	(27.1)	50.2	(22.8)

Comprehensive income (loss)	$53.6	$88.6	$10.9	$(99.5)	$53.6

	Six months ended June 30, 2014
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,550.2	$1,554.6	$(397.9)	$3,706.9
Cost of sales	—	1,857.4	1,131.0	(397.9)	2,590.5

Gross profit	—	692.8	423.6	—	1,116.4
Selling, general and administrative expenses	64.8	505.6	290.1	—	860.5
Restructuring costs, net	—	—	2.6	—	2.6

Operating earnings (loss)	(64.8)	187.2	130.9	—	253.3
Interest expense, net	70.6	32.5	3.8	—	106.9
Loss on early extinguishment of debt	54.4	—	—	—	54.4

Income (loss) before taxes and equity earnings of subsidiaries	(189.8)	154.7	127.1	—	92.0
Income tax provision (benefit)	(71.3)	58.5	49.0	—	36.2
Equity earnings of subsidiaries	174.3	61.8	—	(236.1)	—

Net income (loss)	55.8	158.0	78.1	(236.1)	55.8
Other comprehensive income (loss), net of tax	3.2	6.7	6.1	(12.8)	3.2

Comprehensive income (loss)	$59.0	$164.7	$84.2	$(248.9)	$59.0

	Six months ended June 30, 2013
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,223.4	$1,456.5	$(340.4)	$3,339.5
Cost of sales	—	1,682.9	1,040.0	(340.4)	2,382.5

Gross profit	—	540.5	416.5	—	957.0
Selling, general and administrative expenses	78.4	314.3	326.8	—	719.5
Restructuring costs, net	—	0.7	0.7	—	1.4

Operating earnings	(78.4)	225.5	89.0	—	236.1
Interest expense, net	89.6	0.5	5.7	—	95.8
Loss on early extinguishment of debt	25.9	—	—	—	25.9

Income (loss) before taxes and equity earnings of subsidiaries	(193.9)	225.0	83.3	—	114.4
Income tax provision (benefit)	(72.6)	76.3	38.7	—	42.4
Equity earnings of subsidiaries	193.3	31.9	—	(225.2)	—

Net income (loss)	72.0	180.6	44.6	(225.2)	72.0
Other comprehensive income (loss), net of tax	(35.9)	(36.6)	(45.4)	82.0	(35.9)

Comprehensive income (loss)	$36.1	$144.0	$(0.8)	$(143.2)	$36.1

Condensed Consolidating Balance Sheets

	As of June 30, 2014
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$279.1	$8.1	$378.1	$—	$665.3
Accounts receivable	—	4.8	1,260.4	—	1,265.2
Inventories	—	983.7	712.1	—	1,695.8
Other current assets	19.3	197.0	164.9	—	381.2

Total current assets	298.4	1,193.6	2,515.5	—	4,007.5

Property, plant and equipment, net	46.4	414.3	388.2	—	848.9
Goodwill	—	2,378.5	312.3	—	2,690.8
Intangibles, net	—	2,182.5	229.9	—	2,412.4
Intercompany receivables	2,669.8	2,480.8	2,009.8	(7,160.4)	—
Investment in subsidiaries	7,009.2	2,038.1	—	(9,047.3)	—
Other non-current assets	65.1	17.5	86.1	—	168.7

Total assets	$10,088.9	$10,705.3	$5,541.8	$16,207.7	$10,128.3

Liabilities and stockholders’ equity:
Short-term debt and current portion of long-term debt	$203.7	$1.1	$562.4	$—	$767.2
Accounts payable	3.1	455.0	266.3	—	724.4
Other current liabilities	21.4	277.0	282.7	—	581.1

Total current liabilities	228.2	733.1	1,111.4	—	2,072.7

Long-term debt	3,946.6	4.0	12.9	—	3,963.5
Intercompany payables	3,160.6	1,734.0	2,265.8	(7,160.4)	—
Deferred taxes on income	98.5	984.2	82.0	—	1,164.7
Other non-current liabilities	105.7	150.5	121.9	—	378.1
Total stockholders’ equity	2,549.3	7,099.5	1,947.8	(9,047.3)	2,549.3

Total liabilities and stockholders’ equity	$10,088.9	$10,705.3	$5,541.8	$(16,207.7)	$10,128.3

	As of December 31, 2013
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$630.8	$13.5	$484.2	$—	$1,128.5
Accounts receivable	—	1.4	1,194.7	—	1,196.1
Inventories	—	839.7	572.2	—	1,411.9
Other current assets	23.0	174.3	149.7	—	347.0

Total current assets	653.8	1,028.9	2,400.8	—	4,083.5

Property, plant and equipment, net	46.7	404.1	401.8	—	852.6
Goodwill	—	2,365.5	254.8	—	2,620.3
Intangibles, net	—	2,190.8	202.2	—	2,393.0
Intercompany receivables	3,850.2	4,211.0	3,838.6	(11,899.8)	—
Investment in subsidiaries	6,812.4	2,031.8	—	(8,844.2)	—
Other non-current assets	68.7	18.1	59.9	—	146.7

Total assets	$11,431.8	$12,250.2	$7,158.1	$(20,744.0)	$10,096.1

Liabilities and stockholders’ equity:
Short-term debt and current portion of long-term debt	$144.2	$1.4	$509.5	$—	$655.1
Accounts payable	11.4	390.0	262.8	—	664.2
Other current liabilities	121.6	299.0	299.5	—	720.1

Total current liabilities	277.2	690.4	1,071.8	—	2,039.4

Long-term debt	4,065.9	4.3	17.1	—	4,087.3
Intercompany payables	4,415.0	3,494.9	3,989.9	(11,899.8)	—
Deferred taxes on income	19.0	974.4	71.9	—	1,065.3
Other non-current liabilities	105.0	156.9	92.5	—	354.4
Total stockholders’ equity	2,549.7	6,929.3	1,914.9	(8,844.2)	2,549.7

Total liabilities and stockholders’ equity	$11,431.8	$12,250.2	$7,158.1	$(20,744.0)	$10,096.1

Condensed Consolidating Statements of Cash Flows

	Six months ended June 30, 2014
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities, net	$(196.0)	$71.8	$(45.1)	$(5.1)	$(174.4)
Financing activities:
Net change in short-term debt	—	—	34.0	—	34.0
(Payments on) proceeds from intercompany transactions	(41.8)	(13.4)	50.1	5.1	—
Proceeds from issuance of long-term debt	690.0	0.2	1.4	—	691.6
Payments on long-term debt	(549.9)	(0.7)	(0.4)	—	(551.0)
Issuance (repurchase) of common stock, net	(269.8)	—	—	—	(269.8)
Excess tax benefits from stock-based compensation	34.9	—	—	—	34.9
Other	(16.6)	(7.6)	(0.6)	—	(24.8)

Net cash provided by (used in) financing activities	(153.2)	(21.5)	84.5	5.1	(85.1)

Investing activities:
Additions to property, plant and equipment	(2.5)	(54.5)	(42.3)	—	(99.3)
Acquisition of businesses, net of cash acquired	—	—	(108.4)	—	(108.4)
Other	—	(1.2)	6.0	—	4.8

Net cash used in investing activities	(2.5)	(55.7)	(144.7)	—	(202.9)

Effect of exchange rate changes on cash	—	—	(0.8)	—	(0.8)

Net decrease in cash and cash equivalents	(351.7)	(5.4)	(106.1)	—	(463.2)
Cash and cash equivalents at beginning of year	630.8	13.5	484.2	—	1,128.5

Cash and cash equivalents at end of year	$279.1	$8.1	$378.1	$—	$665.3

	Six months ended June 30, 2013
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities, net	$(73.1)	$66.2	$(33.8)	$(0.7)	$(41.4)
Financing activities:
Net change in short-term debt	—	—	0.5	—	0.5
(Payments on) proceeds from intercompany transactions	19.6	(20.6)	13.2	(12.2)	—
Proceeds from issuance of long-term debt	515.2	—	5.7	—	520.9
Payments on long-term debt	(347.1)	(0.2)	(0.6)	—	(347.9)
Issuance (repurchase) of common stock, net	(263.4)	—	—	—	(263.4)
Excess tax benefits from stock-based compensation	3.4	—	—	—	3.4
Other	(11.6)	(4.4)	—	—	(16.0)

Net cash provided by (used in) financing activities	(83.9)	(25.2)	18.8	(12.2)	(102.5)

Investing activities:
Additions to property, plant and equipment	(3.6)	(30.9)	(39.0)	—	(73.5)
Intercompany investing activities, net	—	(12.9)	—	12.9	—
Other	0.4	1.1	(1.7)	—	(0.2)

Net cash used in investing activities	(3.2)	(42.7)	(40.7)	12.9	(73.7)

Effect of exchange rate changes on cash	—	—	(28.2)	—	(28.2)

Net decrease in cash and cash equivalents	(160.2)	(1.7)	(83.9)	—	(245.8)
Cash and cash equivalents at beginning of year	560.2	5.0	468.9	—	1,034.1

Cash and cash equivalents at end of year	$400.0	$3.3	$385.0	$—	$788.3

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

The Outdoor Solutions segment manufactures or sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas grills, lanterns and flashlights, sleeping bags, tents and water recreation products such as inflatable boats, kayaks and tow-behinds. The Outdoor Solutions segment is also a leading provider of fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, PENN®, Pflueger®, Sebile®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, softball, football, basketball and lacrosse products are sold under brand names such as deBeer®, Gait®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas®, Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150 Snowboards®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Helium®, Hodgman®, Mad Dog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as CAPP3L®, Ex Officio®, K2®, Marker®, Marmot®, Planet Earth®, Ride®, Völkl®and Zoot®, and premium air beds under the AeroBed® brand. The Outdoor Solutions Segment also sells a variety of products sold internationally under brand names such as Campingaz®, Esky®, Greys®, Hardy® and Invicta®.

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

Summary of Significant 2014 Activities

•	In July 2014, the Company completed the sale of €300 in aggregate principal amount of 3 3⁄4% senior notes that mature in October 2021, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain persons outside of the U.S. pursuant to Regulation S under the Securities Act.

•	During April 2014, the Company redeemed the entire principal amount outstanding for both the U.S. dollar tranche and the Euro dollar tranche of the 7 1⁄2% Senior Subordinated Notes due 2020 for total consideration, excluding accrued interest, of $523 million (the “Redemption”). As a result of these debt extinguishments, the Company recorded a loss on the extinguishment of debt of approximately $54 million during the three months ended June 30, 2014, primarily comprised of prepayment premiums and a non-cash charge due to the write-off of deferred debt issuance costs.

•	In March 2014, the Company completed a private offering for the sale of $690 million aggregate principal amount of 1 1⁄8% senior subordinated convertible notes due 2034 (the “2034 Convertible Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and received net proceeds of approximately $673 million, after deducting fees and expenses.

•	During the six months ended June 30, 2014, the Company repurchased 3.5 million shares of its common stock valued at $208 million under the Stock Repurchase Program. At June 30, 2014, approximately $292 million remains available under the Stock Repurchase Program.

•	In February 2014, the Company’s Board of Directors authorized an increase in the then available amount under the Stock Repurchase Program to allow for the repurchase of up to $500 million in the aggregate of the Company’s common stock.

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

2014 Activity

During the six months ended June 30, 2014, the Company completed one tuck-in acquisition that by nature was complementary to the Company’s core businesses and from an accounting standpoint was not significant.

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

In 2013, the Venezuelan government established a new auction-based exchange rate market program, the Complementary System for Foreign Currency Administration (“SICAD”). In 2014, the Venezuelan government mandated that dividends and royalties be executed under the SICAD program and also introduced an additional currency exchange program, commonly referred to as SICAD-II. While the Company currently expects to continue to use the official exchange rate for essentially all transactions except dividends and royalties, it is assessing the impact of changes to the currency exchange programs and recently imposed pricing restrictions. If in the future, the Company’s subsidiaries operating in Venezuela are economically or legally required to convert an increasing amount of the Bolivar cash balances into U.S. dollars using the more unfavorable exchange rates available under SICAD or SICAD-II, it could result in currency exchange losses that may be material to the Company’s results of operations. As of June 30, 2014, the exchange rates for SICAD and SICAD-II were 10.6 and 50.0 Bolivars per U.S. dollar, respectively. At June 30, 2014, the Company’s Bolivar-denominated net assets were approximately $121 million.

On February 8, 2013, the Venezuelan government announced its intention to further devalue the Bolivar relative to the U.S. dollar. As a result of the devaluation, the official exchange rate changed to 6.30 Bolivars per U.S. dollar for imported goods. As such, beginning in February 2013, the financial statements of the Company’s subsidiaries operating in Venezuela are remeasured, and are reflected in the Company’s consolidated financial statements, at the official exchange rate. During six months end June 30, 2013, the Company recorded $29.0 million of devaluation-related charges related to its Venezuela operations, which are almost entirely comprised of a charge related to the write-down of monetary assets due to the change in the official exchange rate. These charges are included in selling, general and administrative expenses (“SG&A”).

At June 30, 2014, the Company’s subsidiaries operating in Venezuela have approximately $2 million in cash denominated in U.S. dollars and cash denominated in Bolivars that is the equivalent of approximately $85 million when converted at the official exchange rate. The Bolivar-denominated cash in Venezuela comprises substantially all of the net monetary assets of the Company’s Venezuela operations. There are currency exchange controls in Venezuela which limit the ability of the Company’s subsidiaries in Venezuelan to distribute or transfer U.S. dollars outside Venezuela.

Results of Operations—Comparing 2014 to 2013

	Net Sales		Operating Earnings (Loss)
	Three months ended June 30,		Three months ended June 30,
(in millions)	2014	2013	2014	2013
Branded Consumables	684.4	488.3	82.2	64.8
Consumer Solutions	445.6	442.5	45.6	52.6
Outdoor Solutions	754.9	741.1	79.1	74.9
Process Solutions	111.8	107.2	15.5	13.9
Corporate	—	—	(32.3)	(27.0)
Intercompany eliminations	(21.6)	(20.3)	—	—

	$1,975.1	$1,758.8	$190.1	$179.2

Note: Changes in net sales on a currency neutral basis that are presented hereafter are provided to enhance visibility of the underlying operations by excluding the impact of foreign currency translation.

Three Months Ended June 30, 2014 versus the Three Months Ended June 30, 2013

Net sales for the three months ended June 30, 2014 increased $216 million, or 12.3%, to $2.0 billion versus the same prior year period. Excluding the impact of the YCC Acquisition (approximately 10%), net sales on a currency-neutral basis increased approximately 3%, primarily due to increased demand and sell-through in certain product categories, expanded product offerings and increased demand internationally in certain product categories, partially offset by weakness in certain product categories, as well as the impact of inventory management at certain major customers. The impact of foreign currency translation on consolidated net sales for the three months ended June 30, 2014 was not significant.

Net sales in the Branded Consumables segment increased $196 million, or 40.2%. Excluding the impact the YCC Acquisition (approximately 34%), net sales on a currency-neutral basis increased approximately 6%, primarily due to increased sales in certain product categories in the home care, leisure and entertainment and safety and security businesses, including the food preservation category, primarily due to increased point of sale, and certain products in the safety and security category in part due to increased demand at certain mass market retailers.

Net sales in the Consumer Solutions segment increased $3.1 million, or 0.7%. Net sales on a currency-neutral basis increased approximately 2%. The increase is due to an increase in domestic net sales of approximately 1%, largely due to increased demand in certain small appliance and home environment product categories at certain mass market retailers; as well as an increase in international sales of approximately 1%, primarily in certain Latin American countries, largely due to increased point of sale, expanded distribution and new product offerings. The increase in international sales was partially offset by the negative impact of the economic conditions and market restrictions in Venezuela. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 1%.

Net sales in the Outdoor Solutions segment increased $13.8 million, or 1.9%. Net sales on a currency-neutral basis increased approximately 2% mostly due to increased net sales in the camping and outdoor and fishing businesses. This increase is primarily due to increased demand internationally, primarily in Asia and Europe, due in part to improved point of sale, new product offerings and improved economic conditions in certain regions. Net sales in the other businesses were essentially flat on a period over period basis. Additionally, domestic sales were negatively affected by inventory management at certain major customers across various product categories.

Net sales in the Process Solutions segment increased 4.3% on a period-over-period basis, due in part to increased coinage sales.

Cost of Sales

Cost of sales for three months ended June 30, 2014 increased $128 million, or 10.3%, to $1.4 billion versus the same prior year period. The increase was primarily due to the YCC Acquisition and increased sales (approximately $38 million). Cost of sales as a percentage of net sales for the three months ended June 30, 2014 and 2013 was 69.5% and 70.8%, respectively. The improvement is in part due to product mix, which is largely due to the impact of the YCC Acquisition.

Selling, General And Administrative Costs

SG&A for the three months ended June 30, 2014 increased $76.7 million, or 23.0%, to $410 million versus the same prior year period. The change is primarily due to the impact of the YCC acquisition.

Operating Earnings

Operating earnings for the three months ended June 30, 2014 in the Branded Consumables segment increased $17.4 million, or 26.9%, versus the same prior year period, primarily due to the YCC Acquisition, an increase in gross profit (approximately $5 million), mostly due to the gross margin impact of higher sales, partially offset by an increase in SG&A (approximately $2 million). Operating earnings for the three months ended June 30, 2014 in the Consumer Solutions segment decreased $7.0 million, or 13.3%, versus the same prior year period, primarily due to a decrease in gross profit (approximately $11 million), driven by slightly lower gross margins, partially offset by a decrease in SG&A (approximately $3 million). Operating earnings for the three months ended June 30, 2014 in the Outdoor Solutions segment increased $4.2 million, or 5.6%, versus the same prior year period, primarily due to an increase in gross profit (approximately $2 million), primarily due to the gross profit impact of higher sales and a decrease in SG&A (approximately $4 million), partially offset by an increase in restructuring costs (approximately $2 million). Operating earnings for the three months ended June 30, 2014 in the Process Solutions segment increased $1.6 million, or 11.5%, versus the same prior year period, primarily due to an increase in gross profit, primarily due to the gross profit impact of higher sales and a decrease in SG&A.

Interest Expense

Net interest expense increased $6.7 million to $52.9 million for the three months ended June 30, 2014 versus the same prior year period, primarily due to higher average debt levels.

Income Taxes

The Company’s reported tax rate for the three months ended June 30, 2014 and 2013 was 37.1% and 38.5%, respectively. The difference from the statutory tax rate to the reported tax rate for the three months ended June 30, 2014 results principally from the U.S. tax expense related to the taxation of foreign income. The difference from the statutory tax rate to the reported tax rate for the three months ended June 30, 2013 results principally from an addition to the tax contingency reserve related to a foreign tax audit (approximately $3 million).

Net Income

Net income for the three months ended June 30, 2014 decreased $24.3 million to $52.1 million versus the same prior year period. For the three months ended June 30, 2014 and 2013, earnings per diluted share were $0.42 and $0.71, respectively. The decrease in net income was primarily due to the period over period increase in the loss on the extinguishment of debt (approximately $46 million).

Six Months Ended June 30, 2014 versus the Six Months Ended June 30, 2013

	Net Sales		Operating Earnings (Loss)
	Six months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Branded Consumables	$1,306.2	$932.0	$132.2	$104.6
Consumer Solutions	789.6	805.8	71.1	90.1
Outdoor Solutions	1,439.0	1,436.0	115.4	131.1
Process Solutions	214.1	204.8	25.0	26.0
Corporate	—	—	(90.4)	(115.7)
Intercompany eliminations	(42.0)	(39.1)	—	—

	$3,706.9	$3,339.5	$253.3	$236.1

Note: Changes in net sales on a currency neutral basis that are presented hereafter are provided to enhance visibility of the underlying operations by excluding the impact of foreign currency translation.

Net sales for the six months ended June 30, 2014 increased $367 million, or 11.0%, to $3.7 billion versus the same prior year period. Excluding the impact of the YCC Acquisition (approximately 10%), net sales on a currency-neutral basis increased approximately 2%, primarily due to increased demand and sell-through in certain product categories, favorable weather conditions for certain product categories, expanded product offerings and increased demand internationally in certain product categories, partially offset by weakness in certain product categories, as well as the impact of inventory management at certain major customers. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 1%.

Net sales in the Branded Consumables segment increased $374 million, or 40.2%. Excluding the impact the YCC Acquisition (approximately 36%), net sales on a currency-neutral basis increased approximately 5%, primarily due to increased sales in certain product categories in the home care, leisure and entertainment and safety and security businesses, including the food preservation category, primarily due to increased point of sale and product demand; the firebuilding category whose sales were positively affected by favorable weather conditions during the first quarter of 2014, as well as increased sales in certain products in the safety and security category in part due to increased demand at certain mass market retailers. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 1%.

Net sales in the Consumer Solutions segment decreased $16.2 million, or 2.0%. Net sales on a currency-neutral basis were essentially flat. Domestic net sales decreased approximately 3%, largely due to decreased orders in certain small appliance and home environment product categories at certain mass market retailers. This decrease was offset by an increase in international sales of approximately 3%, primarily in certain Latin American countries, largely due to increased point of sale, expanded distribution and new product offerings. The increase in international sales was partially offset by the negative impact of the economic conditions and market restrictions in Venezuela. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 2%.

Net sales in the Outdoor Solutions segment increased $3.0 million, or 0.2%. Net sales on a currency-neutral basis increased approximately 1% on a period-over-period basis. Net sales in the apparel and fishing businesses provided an increase in net sales of approximately 2%, primarily due to increased sales domestically, largely due to increased demand at certain mass market retailers, favorable weather conditions in certain regions and the timing of sales in certain product categories. This increase was partially offset by decreased sales in the camping and outdoor and winter sports businesses, largely due to inventory management at certain major customers across various product categories and lower seasonal demand in certain winter sports categories. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 1%.

Net sales in the Process Solutions segment increased 4.5% on a period-over-period basis, primarily due to increased coinage sales.

Cost of Sales

Cost of sales for six months ended June 30, 2014 increased $208 million, or 8.7%, to $2.6 billion versus the same prior year period. The increase was primarily due to the YCC Acquisition and increased sales (approximately $44 million). Favorable foreign currency translation (approximately $20 million) was offset by other items. Cost of sales as a percentage of net sales for the six months ended June 30, 2014 and 2013 was 69.9% and 71.3%, respectively. The improvement is in part due to product mix, which is largely due to the impact of the YCC Acquisition.

Selling, General And Administrative Costs

SG&A for the six months ended June 30, 2014 increased $141 million, or 19.6%, to $861 million versus the same prior year period. The change is primarily due to the impact of the YCC acquisition, partially offset by the period over period decrease in Venezuela foreign exchange-related charges (approximately $15 million).

Operating Earnings

Operating earnings for the six months ended June 30, 2014 in the Branded Consumables segment increased $27.6 million, or 26.4%, versus the same prior year period, primarily due to the YCC Acquisition, an increase in gross profit (approximately $12 million), mostly due to the gross profit impact of higher sales, partially offset by an increase in SG&A (approximately $8 million). Operating earnings for the six months ended June 30, 2014 in the Consumer Solutions segment decreased $19.0 million, or 21.1%, versus the same prior year period, primarily due to a decrease in gross profit (approximately $20 million), driven by the gross profit impact of lower sales and slightly lower gross margins. Operating earnings for the six months ended June 30, 2014 in the Outdoor Solutions segment decreased $15.7 million, or 12.0%, versus the same prior year period, primarily due to a decrease in gross profit (approximately $12 million), primarily due to the gross profit impact of slightly lower gross margins, and an increase in SG&A (approximately $2 million). Operating earnings for the six months ended June 30, 2014 in the Process Solutions segment decreased $1.0 million, or 3.9%, versus the same prior year period, primarily due to a decrease in gross profit, in part due to slightly lower gross margins.

Interest Expense

Net interest expense increased $11.1 million to $106.9 million for the six months ended June 30, 2014 versus the same prior year period, primarily due to higher average debt levels.

Income Taxes

The Company’s reported tax rate for the six months ended June 30, 2014 and 2013 was 39.4% and 37.0%, respectively. The difference from the statutory tax rate to the reported tax rate for the six months ended June 30, 2014 results principally from the U.S. tax expense related to the taxation of foreign income. The difference from the statutory tax rate to the reported tax rate for the six months ended June 30, 2013 results principally from an addition to the tax contingency reserve related to a foreign tax audit (approximately $3 million).

Net Income

Net income for the six months ended June 30, 2014 decreased $16.2 million to $55.8 million versus the same prior year period. For the six months ended June 30, 2014 and 2013, earnings per diluted share were $0.44 and $0.65, respectively. The decrease in net income was in part due to the acquisition-related and other costs (approximately $21 million) recorded during the six months ended June 30, 2014 and the period over period increase in both the loss on the extinguishment of debt and interest expense of approximately $29 million and $11 million, respectively, partially offset by the period over period decrease in Venezuela foreign exchange-related charges (approximately $15 million).

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

At June 30, 2014, the Company had cash and cash equivalents of $665 million, of which approximately $376 million was held by the Company’s non-U.S. subsidiaries. The Company believes that its cash and cash equivalents, cash generated from operations and the availability under the Company’s senior secured credit facility, the securitization facility and the credit facilities of certain foreign subsidiaries as of June 30, 2014 provide sufficient liquidity to support working capital requirements, planned capital expenditures, debt obligations, completion of current and future reorganization programs and pension plan contribution requirements for the foreseeable future, as well as fund the potential repurchase of shares of the Company’s common stock under the Company’s Stock Repurchase Program.

Cash Flows from Operating Activities

Net cash used in operating activities was $174 million and $41.4 million for the six months ended June 30, 2014 and 2013, respectively. The change is due in part to a period-over-period increase in both cash paid for taxes and interest of approximately $41 million and approximately $12 million, respectively, as well as approximately $42 million of prepayment premiums paid related to the Redemption.

Cash Flows from Financing Activities

Net cash used in financing activities was $85.1 million and $103 million for the six months ended June 30, 2014 and 2013, respectively. The decrease in the proceeds from the issuance of long-term debt in excess of payments on long-term debt ($32.4 million) was essentially offset by the period-over-period increase in the net change in short-term debt. For the six months ended June 30, 2014 the net payments for the issuance/repurchase of common stock were $270 million versus $263 million for the same prior year period.

Cash Flows from Investing Activities

Net cash used in investing activities was $203 million and $73.7 million for the six months ended June 30, 2014 and 2013, respectively. Cash used for the acquisition of businesses, net of cash acquired for the six months ended June 30, 2014 increased $108 million versus the same prior year period. For the six months ended June 30, 2014, capital expenditures were $99.3 million versus $73.5 million for the same prior year period. The Company expects to maintain capital expenditures at an annualized run-rate in the range of approximately 2.0% to 2.5% of net sales.

CAPITAL RESOURCES

In July 2014, the Company completed the sale of €300 million in aggregate principal amount of 3 3⁄4% senior notes that mature in October 2021, in a private offering to qualified institutional buyers pursuant to the Securities Act, and to certain persons outside of the U.S. pursuant to Regulation S under the Securities Act, and received net proceeds of approximately $400 million, after deducting fees and expenses. The Company intends to use the net proceeds for general corporate purposes, which may include the funding of potential acquisitions. These notes are subject to similar restrictive and financial covenants as the Company’s existing senior notes.

In March 2014, the Company completed a private offering for the sale of $690 million aggregate principal amount of its 2034 Convertible Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and received net proceeds of approximately $674 million, after deducting fees and expenses. The proceeds were predominately used to repurchase shares of the Company’s common stock and for the Redemption. The initial conversion rate is approximately 13.36 shares of the Company’s common stock (subject to customary adjustments, including in connection with a fundamental change transaction) per $1 thousand principal amount of the 2034 Convertible Notes, which is equivalent to an initial conversion price of approximately $74.86 per share. On or after March 18, 2024, the Company may redeem any or all of the 2034 Convertible Notes, subject to certain exceptions and conditions, in cash, at a redemption price equal to the principal amount of 2034 Convertible Notes to be redeemed, plus accrued and unpaid interest. The holders of the 2034 Convertible Notes may require the Company to repurchase for cash all or a portion of the 2034 Convertible Notes on March 15, 2024 at a repurchase price equal to the principal amount of the 2034 Convertible Notes to be repurchased, plus accrued and unpaid interest. Prior to December 15, 2033, the Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the second scheduled trading day immediately preceding the maturity date. Additionally, if the Company undergoes a fundamental change (as defined in the indenture governing the 2034 Convertible Notes) prior to maturity, holders of the 2034 Convertible Notes may require the Company to repurchase for cash some or all of their 2034 Convertible Notes at a repurchase price equal to the principal amount of the 2034 Convertible Notes being repurchased, plus accrued and unpaid interest.

At June 30, 2014, there was no amount outstanding under the Company’s $250 million senior secured revolving credit facility (the “Revolver”) that matures in 2016. The Revolver bears interest at certain selected rates, including LIBOR plus a basis point spread. At June 30, 2014, commitment fee on unused balances was 0.38% per annum.

The Company maintains a $500 million receivables purchase agreement (the “Securitization Facility”) that matures in October 2016. At June 30, 2014, the borrowing rate margin and the unused line fee on the Securitization Facility were 0.80% and 0.40% per annum, respectively. At June 30, 2014, the Securitization Facility had outstanding borrowings totaling $482 million.

At June 30, 2014, net availability under the Revolver and the Securitization Facility was approximately $232 million, after deducting approximately $36 million of outstanding standby and commercial letters of credit.

Certain foreign subsidiaries of the Company maintain working capital lines of credits with their respective local financial institutions for use in operating activities. At June 30, 2014, the aggregate amount available under these lines of credit totaled approximately $85 million.

The Company was not in default of any of its debt covenants at June 30, 2014.

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

Fair Value Hedges

At June 30, 2014, the Company had $650 million notional amount of interest rate swaps that that exchange a fixed rate of interest for variable rate of interest (LIBOR) plus a weighted average spread of approximately 605 basis points. These floating rate swaps, which were entered into during June 2014, are designated as fair value hedges against $650 million of principal on the senior subordinated notes due 2017 for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cash Flow Hedges

At June 30, 2014, the Company had $850 million notional amount outstanding in swap agreements, which includes $350 million notional amount of forward-starting swaps that become effective commencing December 31, 2015, that exchange a variable rate of interest (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through June 2020. At June 30, 2014, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swaps, was approximately 1.3%. The effective portion of the after-tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (“AOCI”).

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through March 2016. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At June 30, 2014, the Company had approximately $495 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, which include forward foreign currency contracts and foreign currency options, to mitigate the foreign currency exposure of certain other foreign currency transactions. At June 30, 2014, the Company had approximately $324 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through January 2015. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty, and in certain instances, allow the Company to benefit should the cost of the commodity fall below certain dollar thresholds. At June 30, 2014, the Company had approximately $6 million notional amount outstanding of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through December 2014. Fair market value gains or losses are included in the results of operations and are classified in cost of sales.

The following table presents the fair value of derivative financial instruments as of June 30, 2014:

June 30, 2014
(in millions)	Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(7.0)
Foreign currency contracts	(3.6)
Fair value hedges:
Interest rate swaps	(0.3)

Subtotal	(10.9)

Derivatives not designated as effective hedges:
Foreign currency contracts	(2.8)
Commodity contracts	0.8

Subtotal	(2.0)

Total	$(12.9)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The following table provides information about purchases by the Company during the three months ended June 30, 2014, of equity securities of the Company:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Repurchase Program (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Repurchase Program (1)
April 1 – April 30	—	$—	—	$337,114,000
May 1 – May 31	796,606	56.42	796,606	292,171,000
June 1 – June 30	—	—	—	292,171,000

Total	796,606		796,606

(1)	In February 2014, the Company’s Board of Directors authorized an increase in the then available amount under the Company’s existing stock repurchase program to allow for the repurchase of up to $500 million in aggregate of the Company’s common stock.

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 15, 2005, and incorporated herein by reference).

3.4	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 17, 2011, and incorporated herein by reference).

3.5	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 17, 2014, and incorporated herein by reference).

3.6	Second Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 17, 2011, and incorporated herein by reference).

*10.1	Amendment No. 2 to the Third Amended and Restated Loan Agreement, dated as of April 23, 2014, among the Company, as servicer; Jarden Receivables, LLC, as borrower; SunTrust Bank, as a lender, PNC Bank, National Association, as a lender and Wells Fargo Bank, National Association, as a lender and issuer of letters of credit, and SunTrust Robinson Humphrey, Inc., as administrator, together with the Reaffirmation, Acknowledgement and Consent of Performance Guarantor thereunder executed by the Company.

*10.2	Amendment No. 2 to Second Amended and Restated Receivables Contribution and Sales Agreement, dated as of April 23, 2014, among the originators party thereto and Jarden Receivables, LLC, as buyer.

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) and Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2014
JARDEN CORPORATION
(Registrant)

By:	/s/ James L. Cunningham III
Name:	James L. Cunningham III
Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

*10.1	Amendment No. 2 to the Third Amended and Restated Loan Agreement, dated as of April 23, 2014, among the Company, as servicer; Jarden Receivables, LLC, as borrower; SunTrust Bank, as a lender, PNC Bank, National Association, as a lender and Wells Fargo Bank, National Association, as a lender and issuer of letters of credit, and SunTrust Robinson Humphrey, Inc., as administrator, together with the Reaffirmation, Acknowledgement and Consent of Performance Guarantor thereunder executed by the Company.

*10.2	Amendment No. 2 to Second Amended and Restated Receivables Contribution and Sales Agreement, dated as of April 23, 2014, among the originators party thereto and Jarden Receivables, LLC, as buyer.

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) and Notes to Condensed Consolidated Financial Statements.

*	Filed herewith