Form 10-Q
period 2014-09-30
JARDEN CORP
filed 2014-10-31
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 20, 2014
Common Stock, par value $0.01 per share	128,251,000 shares

JARDEN CORPORATION

Quarterly Report on Form 10-Q

For the three and nine months ended September 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net sales	$2,142.2	$1,800.8	$5,849.1	$5,140.3
Cost of sales	1,468.9	1,277.6	4,059.4	3,660.1

Gross profit	673.3	523.2	1,789.7	1,480.2
Selling, general and administrative expenses	442.7	325.9	1,303.2	1,045.4
Restructuring costs, net	0.5	3.0	3.1	4.4

Operating earnings	230.1	194.3	483.4	430.4
Interest expense, net	52.7	47.5	159.6	143.3
Loss on early extinguishment of debt	—	—	54.4	25.9

Income before taxes	177.4	146.8	269.4	261.2
Income tax provision	68.8	51.9	105.0	94.3

Net income	$108.6	$94.9	$164.4	$166.9

Earnings per share:
Basic	$0.88	$0.85	$1.33	$1.52
Diluted	$0.87	$0.85	$1.30	$1.51
Weighted average shares outstanding:
Basic	122.9	111.5	123.7	110.1
Diluted	125.1	112.0	126.3	110.7

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Comprehensive income:
Net income	$108.6	$94.9	$164.4	$166.9
Other comprehensive income (loss), before tax:
Cumulative translation adjustment	(63.4)	27.3	(57.7)	(21.9)
Derivative financial instruments	17.7	(13.0)	7.7	3.3
Accrued benefit cost	1.8	1.9	4.1	5.6
Unrealized gain (loss) on investment	(4.4)	0.1	—	0.3

Total other comprehensive income (loss), before tax	(48.3)	16.3	(45.9)	(12.7)
Income tax (provision) benefit related to other comprehensive income (loss)	(5.2)	3.5	(4.4)	(3.4)

Comprehensive income	$55.1	$114.7	$114.1	$150.8

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share amounts)

	September 30, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$706.3	$1,128.5
Accounts receivable, net of allowances of $119.5 and $97.0 at September 30, 2014 and December 31, 2013, respectively	1,378.4	1,196.1
Inventories	1,787.5	1,411.9
Deferred taxes on income	227.9	185.7
Prepaid expenses and other current assets	168.8	161.3

Total current assets	4,268.9	4,083.5

Property, plant and equipment, net	846.5	852.6
Goodwill	2,904.0	2,620.3
Intangibles, net	2,635.8	2,393.0
Other assets	167.8	146.7

Total assets	$10,823.0	$10,096.1

Liabilities:
Short-term debt and current portion of long-term debt	$832.5	$655.1
Accounts payable	774.4	664.2
Accrued salaries, wages and employee benefits	210.3	192.6
Other current liabilities	466.4	527.5

Total current liabilities	2,283.6	2,039.4

Long-term debt	4,263.7	4,087.3
Deferred taxes on income	1,237.3	1,065.3
Other non-current liabilities	431.3	354.4

Total liabilities	8,215.9	7,546.4

Commitments and contingencies (see Note 10)	—	—
Stockholders’ equity:
Preferred stock ($0.01 par value, 5.0 shares authorized, no shares issued at September 30, 2014 and December 31, 2013)	—	—
Common stock ($0.01 par value, 300 shares authorized, 155.6 shares issued at September 30, 2014 and December 31, 2013)	1.6	1.6
Additional paid-in capital	2,505.0	2,381.6
Retained earnings	1,206.6	1,042.2
Accumulated other comprehensive income (loss)	(108.9)	(58.6)
Less: Treasury stock (27.3 and 26.6 shares, at cost, at September 30, 2014 and December 31, 2013, respectively)	(997.2)	(817.1)

Total stockholders’ equity	2,607.1	2,549.7

Total liabilities and stockholders’ equity	$10,823.0	$10,096.1

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$164.4	$166.9
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	140.8	115.8
Venezuela devaluation-related charges	—	27.4
Stock-based compensation	40.7	49.9
Excess tax benefits from stock-based compensation	(35.2)	(11.4)
Other non-cash items	9.0	19.0
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(165.6)	(112.8)
Inventory	(331.6)	(286.9)
Accounts payable	111.6	53.3
Other assets and liabilities	16.0	42.0

Net cash provided by (used in) operating activities	(49.9)	63.2

Cash flows from financing activities:
Net change in short-term debt	52.7	(11.3)
Proceeds from issuance of long-term debt	1,104.8	527.1
Payments on long-term debt	(589.6)	(376.0)
Issuance (repurchase) of common stock, net	(269.5)	469.7
Excess tax benefits from stock-based compensation	35.2	11.4
Debt issuance costs	(18.1)	(12.4)
Other	(8.2)	(4.4)

Net cash provided by financing activities	307.3	604.1

Cash flows from investing activities:
Additions to property, plant and equipment	(149.2)	(115.6)
Acquisition of businesses, net of cash acquired	(517.7)	(12.7)
Other	3.5	7.8

Net cash used in investing activities	(663.4)	(120.5)

Effect of exchange rate changes on cash and cash equivalents	(16.2)	(20.6)

Net increase (decrease) in cash and cash equivalents	(422.2)	526.2
Cash and cash equivalents at beginning of period	1,128.5	1,034.1

Cash and cash equivalents at end of period	$706.3	$1,560.3

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

Supplemental Information

Stock-based compensation (income)/expense, which is included in selling, general and administrative expenses (“SG&A”), was ($0.3) and $5.4 for the three months ended September 30, 2014 and 2013, respectively, and $40.7 and $49.9 for the nine months ended September 30, 2014 and 2013, respectively.

Interest expense is net of interest income of $1.6 and $1.3 for the three months ended September 30, 2014 and 2013, respectively, and $4.4 and $4.2 for the nine months ended September 30, 2014 and 2013, respectively.

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

In 2013, the Venezuelan government established a new auction-based exchange rate market program, the Complementary System for Foreign Currency Administration (“SICAD”). In 2014, the Venezuelan government mandated that dividends and royalties be executed under the SICAD program and also introduced an additional currency exchange program, commonly referred to as SICAD-II. While the Company currently expects to continue to use the official exchange rate for essentially all transactions except dividends and royalties, the Company is continuing to assess the impact of changes to the currency exchange programs and recently imposed pricing restrictions. If in the future, the Company’s subsidiaries operating in Venezuela are economically or legally required to convert an increasing amount of the Bolivar cash balances into U.S. dollars using the more unfavorable exchange rates available under SICAD or SICAD-II, it could result in currency exchange losses that may be material to the Company’s results of operations. At September 30, 2014, the exchange rates for SICAD and SICAD-II were 12.0 and 50.0 Bolivars per U.S. dollar, respectively. At September 30, 2014, the Company’s Bolivar-denominated net assets were approximately $127.

On February 8, 2013, the Venezuelan government announced its intention to further devalue the Bolivar relative to the U.S. dollar. As a result of the devaluation, the official exchange rate changed to 6.30 Bolivars per U.S. dollar for imported goods. As such, beginning in February 2013, the financial statements of the Company’s subsidiaries operating in Venezuela have been remeasured at, and are reflected in, the Company’s consolidated financial statements at the new official exchange rate. During the nine months ended September 30, 2013, the Company recorded $29.0 of devaluation-related charges related to its Venezuela operations, which are almost entirely comprised of a non-cash charge related to the write-down of monetary assets due to the change in the official exchange rate. These charges are included in SG&A.

New Accounting Guidance

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09, which supersedes the most current revenue recognition guidance, is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration that an entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 also requires certain disclosures that enable users of the financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods, including interim periods within that reporting period, beginning after December 15, 2016. Early adoption is not permitted. The Company is assessing the impact that the provisions of ASU 2014-09 will have on the consolidated financial position, results of operations and cash flows of the Company.

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU-2014-08 establishes the criteria for determining which disposals qualify as discontinued operations and also establishes disclosure requirements for both discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued. The Company does not expect the provisions of ASU 2014-08 to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

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

2. Acquisitions

2014 Activity

On August 29, 2014, the Company complete the tuck-in acquisition of Rexair Holdings, Inc. (“Rexair”), a global provider of premium vacuum cleaning systems sold primarily under the Rainbow® brand name. The total value of the transaction, including debt assumed and repaid, was approximately $349, subject to certain adjustments. The acquisition of Rexair is expected to expand distribution channels, as well as expand the Company’s current product offerings. Rexair is reported in the Company’s Consumer Solutions segment and is included in the Company’s results of operations from the date of acquisition. Based on the Company’s preliminary valuations, which are subject to further refinement, the Company allocated the total purchase price, net of cash acquired, to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The excess of the purchase price over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. Based on this purchase price allocation, the Company allocated approximately $44 of the purchase price to identified tangible net liabilities excluding debt repaid, approximately $192 of the purchase price to identified intangible assets and approximately $201 of the purchase price as goodwill.

During the nine months ended September 30, 2014, the Company completed two other tuck-in acquisitions that by nature were complementary to the Company’s core businesses and from an accounting standpoint were not significant.

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

Pro forma financial information (unaudited)

The following unaudited pro forma financial information presents the combined results of operations of the Company and Yankee Candle as if the YCC Acquisition had occurred on January 1, 2012. The pro forma results presented below for the three and nine months ended September 30, 2013 combine the historical results of the Company and Yankee Candle for the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the YCC Acquisition been completed as of January 1, 2012 and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition.

(in millions, except per share data)	Three months ended September 30, 2013	Nine months ended September 30, 2013
Net sales	$2,019.1	$5,677.7
Net income	110.6	187.3
Earnings per share:
Basic	$0.89	$1.49
Diluted	$0.88	$1.48

The unaudited pro forma financial information for the three and nine months ended September 30, 2013 include $1.1 and $3.3, respectively, for the amortization of purchased intangibles from the YCC Acquisition.

3. Inventories

Inventories are comprised of the following at September 30, 2014 and December 31, 2013:

(in millions)	September 30, 2014	December 31, 2013
Raw materials and supplies	$282.6	$227.6
Work-in-process	83.0	79.6
Finished goods	1,421.9	1,104.7

Total inventories	$1,787.5	$1,411.9

4. Property, Plant and Equipment

Property, plant and equipment, net, is comprised of the following at September 30, 2014 and December 31, 2013:

(in millions)	September 30, 2014	December 31, 2013
Land	$64.2	$62.7
Buildings	446.9	427.3
Machinery and equipment	1,297.1	1,229.8
Construction-in-progress	104.6	144.6

	1,912.8	1,864.4
Less: Accumulated depreciation	(1,066.3)	(1,011.8)

Total property, plant and equipment, net	$846.5	$852.6

Depreciation of property, plant and equipment was $40.8 and $34.4 for the three months ended September 30, 2014 and 2013, respectively, and $122 and $100 for the nine months ended September 30, 2014 and 2013, respectively.

5. Goodwill and Intangibles

Goodwill activity for the nine months ended September 30, 2014 is as follows:

				September 30, 2014
(in millions)	Net Book Value at December 31, 2013	Additions	Foreign Exchange and Other Adjustments	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Goodwill
Branded Consumables	$1,353.8	$23.7	$10.7	$1,611.4	$(223.2)	$1,388.2
Consumer Solutions	526.3	256.3	(6.3)	776.3	—	776.3
Outdoor Solutions	718.5	—	(0.7)	736.3	(18.5)	717.8
Process Solutions	21.7	—	—	21.7	—	21.7

	$2,620.3	$280.0	$3.7	$3,145.7	$(241.7)	$2,904.0

Intangibles activity for the nine months ended September 30, 2014 is as follows:

(in millions)	Gross Carrying Amount at December 31, 2013	Additions	Accumulated Amortization and Foreign Exchange	Net Book Value at September 30, 2014	Amortization Periods (years)
Intangibles
Patents	$9.3	$—	$(4.3)	$5.0	12-30
Manufacturing process and expertise	56.2	9.0	(44.6)	20.6	3-7
Brand names	23.3	—	(9.4)	13.9	4-20
Customer relationships and distributor channels	347.4	192.2	(89.1)	450.5	10-35
Trademarks and tradenames	2,080.9	75.2	(10.3)	2,145.8	indefinite

	$2,517.1	$276.4	$(157.7)	$2,635.8

Amortization of intangibles was $7.3 and $5.2 for the three months ended September 30, 2014 and 2013, respectively, and $18.8 and $15.4 for the nine months ended September 30, 2014 and 2013, respectively.

6. Warranty Reserve

The warranty reserve activity for the nine months ended September 30, 2014 is as follows:

(in millions)	2014
Warranty reserve at January 1,	$98.0
Provision for warranties issued	105.0
Warranty claims paid	(112.8)
Acquisitions and other adjustments	1.2

Warranty reserve at September 30,	$91.4

7. Debt

Debt is comprised of the following at September 30, 2014 and December 31, 2013:

(in millions)	September 30, 2014	December 31, 2013
Senior Secured Credit Facility Term Loans	$2,022.1	$2,127.4
6 1⁄8% Senior Notes due 2022 (a)	300.0	300.0
3 3⁄4% Senior Notes due 2021	376.9	—
7 1⁄2% Senior Subordinated Notes due 2017 (b)	648.0	654.1
7 1⁄2% Senior Subordinated Notes due 2020	—	477.1
1 7⁄8% Senior Subordinated Convertible Notes due 2018 (c)	442.5	433.0
1 1⁄2% Senior Subordinated Convertible Notes due 2019 (c)	224.1	218.5
1 1⁄8% Senior Subordinated Convertible Notes due 2034 (c)	479.9	—
Securitization Facility	466.6	477.9
Non-U.S. borrowings	127.7	45.6
Other	8.4	8.8

Total debt	5,096.2	4,742.4

Less: current portion	(832.5)	(655.1)

Total long-term debt	$4,263.7	$4,087.3

(a)	The “Senior Notes.”
(b)	The “Senior Subordinated Notes.”
(c)	Collectively, the “Senior Subordinated Convertible Notes.”

Senior Notes

In July 2014, the Company completed the sale of €300 in aggregate principal amount of 3 3⁄4% senior notes that mature in October 2021, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain persons outside of the U.S. pursuant to Regulation S under the Securities Act, and received net proceeds of approximately $400, after deducting fees and expenses. These notes are subject to similar restrictive and financial covenants as the Company’s existing 6 1⁄8% senior notes due 2022.

Senior Subordinated Notes

During April 2014, the Company redeemed the entire principal amount outstanding for both the U.S. dollar tranche and the Euro dollar tranche of the 7 1⁄2% Senior Subordinated Notes due 2020 for total consideration, excluding accrued interest, of $523 (the “Redemption”). As a result of these debt extinguishments, the Company recorded a loss on the extinguishment of debt of $54.4 during the nine months ended September 30, 2014, primarily comprised of prepayment premiums and a non-cash charge due to the write-off of deferred debt issuance costs.

Senior Subordinated Convertible Notes

In March 2014, the Company completed a private offering for the sale of $690 aggregate principal amount of 1 1⁄8% senior subordinated convertible notes due 2034 (the “2034 Convertible Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, and received net proceeds of approximately $674, after deducting fees and expenses. The proceeds were used to repurchase shares of the Company’s common stock (see Note 11) and for the Redemption, and the remainder will be used for general corporate purposes. The initial conversion rate is approximately 13.36 shares of the Company’s common stock (subject to customary adjustments, including in connection with a fundamental change transaction) per $1 thousand principal amount of the 2034 Convertible Notes, which is equivalent to an initial conversion price of approximately $74.86 per share. On or after March 18, 2024, the Company may redeem any or all of the 2034 Convertible Notes, subject to certain exceptions and conditions, in cash, at a redemption price equal to the principal amount of the 2034 Convertible Notes to be redeemed, plus accrued and unpaid interest. The holders of the 2034 Convertible Notes may require the Company to repurchase for cash all or a portion of the 2034 Convertible Notes on March 15, 2024 at a repurchase price equal to the principal amount of the 2034 Convertible Notes to be repurchased, plus accrued and unpaid interest. Additionally, if the Company undergoes a fundamental change (as defined in the indenture governing the 2034 Convertible Notes) prior to maturity, holders of the 2034 Convertible Notes may require the Company to repurchase for cash some or all of their 2034 Convertible Notes at a repurchase price equal to the principal amount of the 2034 Convertible Notes being repurchased, plus accrued and unpaid interest.

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

Other

At September 30, 2014 and December 31, 2013, the carrying value of total debt approximates fair market value. The fair market value (Level 1 measurement) of the Senior Notes and the Senior Subordinated Notes is based upon quoted market prices. The fair market value (Level 2 measurement) for all other debt instruments is estimated using interest rates currently available to the Company for debt with similar terms and maturities.

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

Fair Value Hedges

At September 30, 2014, the Company had $650 notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate of interest (LIBOR) plus a weighted average spread of approximately 605 basis points. These floating rate swaps, which were entered into during June 2014, are designated as fair value hedges against $650 of principal on the Senior Subordinated Notes for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cash Flow Hedges

At September 30, 2014, the Company had $850 notional amount outstanding in swap agreements, which includes $350 notional amount of forward-starting swaps that become effective commencing December 31, 2015, that exchange a variable rate of interest (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through June 2020. At September 30, 2014, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swaps, was approximately 1.3%. The effective portion of the after-tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (“AOCI”).

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through March 2016. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At September 30, 2014, the Company had approximately $467 notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At September 30, 2014, the Company had approximately $306 notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through March 2015. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty, and in certain instances, allow the Company to benefit should the cost of the commodity fall below certain dollar thresholds. At September 30, 2014, the Company had approximately $18 notional amount outstanding of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through December 2015. Fair market value gains or losses are included in the results of operations and are classified in cost of sales.

The following table presents the fair value of derivative financial instruments as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Fair Value of Derivatives		Fair Value of Derivatives
(in millions)	Asset (a)	Liability (a)	Asset (a)	Liability (a)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$2.1	$6.3	$4.5	$8.0
Foreign currency contracts	15.3	3.4	11.3	9.1
Fair value hedges:
Interest rate swaps	—	5.1	—	—

Subtotal	17.4	14.8	15.8	17.1

Derivatives not designated as effective hedges:
Foreign currency contracts	5.5	4.2	3.5	2.4
Commodity contracts	0.1	0.5	0.2	0.2

Subtotal	5.6	4.7	3.7	2.6

Total	$23.0	$19.5	$19.5	$19.7

(a) Consolidated balance sheet location:
Asset: Other current and non-current assets
Liability: Other current and non-current liabilities

The following tables present gain and loss activity (on a pretax basis) for the three and nine months ended September 30, 2014 and 2013 related to derivative financial instruments designated as effective hedges:

	Three months ended September 30, 2014			Three months ended September 30, 2013
	Gain/(Loss)			Gain/(Loss)
(in millions)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$2.8	$—	$—	$(1.5)	$—	$—
Foreign currency contracts	16.0	1.1	1.0	(8.9)	2.6	0.3

Total	$18.8	$1.1	$1.0	$(10.4)	$2.6	$0.3

Location of gain/(loss) in the consolidated results of operations:
Sales		$0.5	$—		$2.0	$—
Cost of sales		0.6	—		0.6	—
SG&A		—	1.0		—	0.3

Total		$1.1	$1.0		$2.6	$0.3

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
	Gain/(Loss)			Gain/(Loss)
(in millions)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(0.7)	$—	$—	$6.2	$—	$—
Foreign currency contracts	13.7	5.3	(2.9)	12.0	14.9	(3.8)

Total	$13.0	$5.3	$(2.9)	$18.2	$14.9	$(3.8)

Location of gain/(loss) in the consolidated results of operations:
Sales		$1.5	$—		$(0.3)	$—
Cost of sales		3.8	—		15.2	—
SG&A		—	(2.9)		—	(3.8)

Total		$5.3	$(2.9)		$14.9	$(3.8)

(a)	Represents effective portion recognized in Other Comprehensive Income (Loss) (“OCI”).
(b)	Represents portion excluded from effectiveness testing.

At September 30, 2014, deferred net gains of approximately $11 within AOCI are expected to be reclassified to earnings over the next twelve months.

The following table presents gain and loss activity (on a pretax basis) for the three and nine months ended September 30, 2014 and 2013 related to derivative financial instruments not designated as effective hedges:

	Gain/(Loss) Recognized in Income
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Derivatives not designated as effective hedges:
Cash flow hedges:
Foreign currency contracts	$6.9	$(3.3)	$0.5	$2.3
Commodity contracts	(1.1)	0.4	(0.2)	0.8

Total	$5.8	$(2.9)	$0.3	$3.1

Net Investment Hedge

The Company has designated €300 of the principal balance of its Euro-denominated 3 3⁄4% senior notes due October 2021 (the “Hedging Instrument”) as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-denominated subsidiaries. Foreign currency gains and losses on the Hedging Instrument are included as a component of AOCI. At September 30, 2014, $26.2 of deferred gains have been recorded in AOCI.

9. Fair Value Measurements

The following table summarizes assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	September 30, 2014				December 31, 2013
	Fair Value Asset (Liability)				Fair Value Asset (Liability)
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$23.0	$—	$23.0	$—	$19.5	$—	$19.5
Liabilities	—	(19.5)	—	(19.5)	—	(19.7)	—	(19.7)
Available-for-sale securities	—	11.7	—	11.7	—	12.0	—	12.0
Contingent consideration	—	—	(35.2)	(35.2)	—	—	(43.0)	(43.0)

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

The contingent consideration activity for the nine months ended September 30, 2014 is as follows:

(in millions)	2014
Contingent consideration at January 1,	$43.0
Payments	(9.3)
Adjustments and foreign exchange	1.5

Contingent consideration at September 30,	$35.2

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

Due to the uncertainties described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of September 30, 2014.

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

During the nine months ended September 30, 2014, the Company repurchased 3.5 million shares of its common stock valued at approximately $208 under the Stock Repurchase Program.

Subsequent Event

On October 23, 2014, the Company announced that the Board approved a 3-for-2 stock split (the “Stock Split”) of its outstanding shares of common stock. Stockholders of record at the close of business on November 3, 2014 will receive one additional share of Jarden common stock for every two shares of Jarden common stock owned on that date. The additional shares are expected to be distributed on or about November 24, 2014.

12. Earnings Per Share

The computations of the weighted average shares outstanding for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Weighted average shares outstanding:
Basic	122.9	111.5	123.7	110.1
Share-based awards	0.1	0.5	0.4	0.6
Convertible debt	2.1	—	2.2	—

Diluted	125.1	112.0	126.3	110.7

Because it is the Company’s intention to redeem the principal amount of the Senior Subordinated Convertible Notes in cash, the treasury stock method is used for determining potential dilution in the diluted earnings per share computation. For the three months ended September 30, 2014, the 2034 Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be antidilutive, as the initial conversion price exceeded the average market price of the Company’s common stock during the three months ended September 30, 2014. As of September 30, 2014, there were 5.2 million restricted share awards with performance-based vesting targets that were not met and as such, have been excluded from the computation of diluted earnings per share.

Pro Forma Earnings Per Share

The following table presents unaudited pro forma basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 after giving effect to the Stock Split (see Note 11) and assumes that the Stock Split occurred on January 1, 2013.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Pro forma earnings per share (unaudited):
Basic	$0.59	$0.57	$0.89	$1.01
Diluted	$0.58	$0.56	$0.87	$1.00

13. Employee Benefit Plans

The components of pension and postretirement benefit expense for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Pension Benefits
	Three months ended September 30,
	2014			2013
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$—	$0.5	$0.5	$—	$0.5	$0.5
Interest cost	3.6	0.6	4.2	3.4	0.5	3.9
Expected return on plan assets	(4.4)	(0.3)	(4.7)	(4.3)	(0.2)	(4.5)
Amortization, net	1.3	0.1	1.4	1.9	0.1	2.0

Net periodic expense	$0.5	$0.9	$1.4	$1.0	$0.9	$1.9

	Nine months ended September 30,
	2014			2013
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$—	$1.6	$1.6	$—	$1.6	$1.6
Interest cost	10.9	1.8	12.7	10.0	1.7	11.7
Expected return on plan assets	(13.1)	(1.0)	(14.1)	(12.7)	(0.8)	(13.5)
Amortization, net	3.7	0.3	4.0	5.6	0.3	5.9

Net periodic expense	$1.5	$2.7	$4.2	$2.9	$2.8	$5.7

	Postretirement Benefits
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Service cost	$—	$—	$—	$—
Interest cost	—	0.1	0.2	0.3
Amortization, net	(0.1)	(0.1)	(0.4)	(0.3)

Net periodic expense	$(0.1)	$—	$(0.2)	$—

14. Restructuring Costs

Accrued restructuring costs activity for the nine months ended September 30, 2014 is as follows:

(in millions)	Accrual Balance at December 31, 2013	Restructuring Costs, net	Payments	Foreign Currency and Other	Accrual Balance at September 30, 2014
Severance and other employee-related	$16.6	$0.5	$(15.3)	$(0.1)	$1.7
Other costs	13.4	2.6	(4.4)	—	11.6

Total	$30.0	$3.1	$(19.7)	$(0.1)	$13.3

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

The Consumer Solutions segment manufactures or sources, markets, and distributes a diverse line of household products, including kitchen appliances and home environment products. This segment maintains a strong portfolio of globally-recognized brands including Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rainbow®, Rival®, Seal-a-Meal®, Sunbeam® and Villaware®. The principal products in this segment include: household kitchen appliances, such as blenders, coffeemakers, irons, mixers, slow cookers, tea kettles, toasters, toaster ovens, vacuum cleaning systems and vacuum packaging machines; home environmental products, such as air purifiers, fans, heaters and humidifiers; clippers, trimmers and other hair care products for professional use in the beauty and barber and animal categories; electric blankets, mattress pads and throws; products for the hospitality industry; and scales for consumer use. The Consumer Solutions segment also has rights to sell various small appliance products, in substantially all of Europe under the Breville® brand name.

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

Segment information as of and for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three months ended September 30, 2014
(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$768.0	$612.4	$679.1	$104.9	$(22.2)	$2,142.2	$—	$2,142.2

Segment earnings (loss)	135.1	98.1	87.7	11.8	—	332.7	(24.3)	308.4
Adjustments to reconcile to reported operating earnings (loss):
Fair market value adjustment to inventory	(1.5)	(10.8)	—	—	—	(12.3)	—	(12.3)
Restructuring costs	—	(0.5)	—	—	—	(0.5)	—	(0.5)
Acquisition-related and other costs	(2.7)	(0.1)	(7.1)	—	—	(9.9)	(4.2)	(14.1)
Foreign exchange-related charges	—	—	—	—	—	—	(3.3)	(3.3)
Depreciation and amortization	(21.9)	(8.0)	(14.2)	(2.7)	—	(46.8)	(1.3)	(48.1)

Operating earnings (loss)	$109.0	$78.7	$66.4	$9.1	$—	$263.2	$(33.1)	$230.1

Other segment data:
Total assets	$4,386.7	$2,817.2	$2,896.5	$202.8	$—	$10,303.2	$519.8	$10,823.0

	Three months ended September 30, 2013
(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$511.1	$537.4	$670.6	$102.4	$(20.7)	$1,800.8	$—	$1,800.8

Segment earnings (loss)	88.4	81.2	89.7	11.5	—	270.8	(21.2)	249.6
Adjustments to reconcile to reported operating earnings (loss):
Fair market value adjustment to inventory	—	—	(5.9)	—	—	(5.9)	—	(5.9)
Restructuring costs, net	—	(1.6)	(1.4)	—	—	(3.0)	—	(3.0)
Acquisition-related and other costs	(0.9)	—	(0.8)	—	—	(1.7)	(5.1)	(6.8)
Depreciation and amortization	(12.6)	(8.4)	(14.7)	(2.8)	—	(38.5)	(1.1)	(39.6)

Operating earnings (loss)	$74.9	$71.2	$66.9	$8.7	$—	$221.7	$(27.4)	$194.3

	Nine months ended September 30, 2014
(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$2,074.2	$1,402.0	$2,118.1	$319.0	$(64.2)	$5,849.1	$—	$5,849.1

Segment earnings (loss)	315.6	189.9	243.2	42.4	—	791.1	(97.9)	693.2
Adjustments to reconcile to reported operating earnings (loss):
Fair market value adjustment to inventory	(1.5)	(12.1)	—	—	—	(13.6)	—	(13.6)
Restructuring costs	—	(1.5)	(1.6)	—	—	(3.1)	—	(3.1)
Acquisition-related and other costs	(9.1)	(4.1)	(17.5)	—	—	(30.7)	(4.7)	(35.4)
Foreign exchange-related charges	—	—	—	—	—	—	(16.9)	(16.9)
Depreciation and amortization	(63.8)	(22.4)	(42.3)	(8.3)	—	(136.8)	(4.0)	(140.8)

Operating earnings (loss)	$241.2	$149.8	$181.8	$34.1	$—	$606.9	$(123.5)	$483.4

	Nine months ended September 30, 2013
(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$1,443.1	$1,343.2	$2,106.6	$307.2	$(59.8)	$5,140.3	$—	$5,140.3

Segment earnings (loss)	222.4	188.0	249.7	43.1	—	703.2	(105.9)	597.3
Adjustments to reconcile to reported operating earnings (loss):
Fair market value adjustment to inventory	(3.5)	—	(7.4)	—	—	(10.9)	—	(10.9)
Restructuring costs, net	—	(3.0)	(1.4)	—	—	(4.4)	—	(4.4)
Acquisition-related and other costs	(0.9)	—	(0.8)	—		(1.7)	(5.1)	(6.8)
Foreign exchange-related charges	—	—	—	—	—	—	(29.0)	(29.0)
Depreciation and amortization	(38.5)	(23.7)	(42.1)	(8.4)	—	(112.7)	(3.1)	(115.8)

Operating earnings (loss)	$179.5	$161.3	$198.0	$34.7	$—	$573.5	$(143.1)	$430.4

16. Accumulated Other Comprehensive Income (Loss)

AOCI activity for the nine months ended September 30, 2014 is as follows:

(in millions)	Cumulative Translation Adjustment	Derivative Financial Instruments	Accrued Benefit Cost	Unrealized Gain On Investment	AOCI
AOCI balance at December 31, 2013	$(13.6)	$1.0	$(46.3)	$0.3	$(58.6)
AOCI activity, net of tax:
OCI excluding reclassifications	(57.7)	8.1	0.3	—	(49.3)
Reclassifications to earnings	—	(3.3)	2.3	—	(1.0)

Subtotal OCI, net of tax	(57.7)	4.8	2.6	—	(50.3)

AOCI balance at September 30, 2014	$(71.3)	$5.8	$(43.7)	$0.3	$(108.9)

For the three and nine months ended September 30, 2014 and 2013, reclassifications from AOCI to the results of operations for the Company’s pension and postretirement benefit plans were an expense of $1.3 and $1.9, respectively, and $3.6 and $5.6, respectively, and primarily represent the amortization of net actuarial losses (see Note 13). For the three and nine months ended September 30, 2014 and 2013, reclassifications from AOCI to the results of operations for the Company’s derivative financial instruments for effective cash flow hedges were income of $1.1 and $2.6, respectively, and $5.3 and $14.9, respectively (see Note 8).

The income tax (provision) benefit allocated to the components of OCI for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Cumulative translation adjustment	$—	$—	$—	$—
Derivative financial instruments	(6.0)	4.2	(2.9)	(1.2)
Accrued benefit cost	(0.7)	(0.7)	(1.5)	(2.1)
Unrealized gain on investment	1.5	—	—	(0.1)

Income tax (provision) benefit related to OCI	$(5.2)	$3.5	$(4.4)	$(3.4)

17. Condensed Consolidating Financial Data

The Company provides condensed consolidating financial data for its subsidiaries that are guarantors of its registered public debt. The Company’s Senior Notes and Senior Subordinated Notes (see Note 7) are fully guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries (the “Guarantor Subsidiaries”). The guarantees of the Guarantor Subsidiaries are subject to release only in certain limited circumstances. The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (the “Non-Guarantor Subsidiaries”) are not guaranteeing these notes. Presented below is the condensed consolidating financial data of the Company (the “Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis, using the equity method of accounting for subsidiaries as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013.

Condensed Consolidating Results of Operations

	Three months ended September 30, 2014
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,487.7	$873.8	$(219.3)	$2,142.2
Cost of sales	—	1,057.5	630.7	(219.3)	1,468.9

Gross profit	—	430.2	243.1	—	673.3
Selling, general and administrative expenses	28.6	268.6	145.5	—	442.7
Restructuring costs, net	—	—	0.5	—	0.5

Operating earnings (loss)	(28.6)	161.6	97.1	—	230.1
Interest expense, net	33.7	16.6	2.4	—	52.7

Income (loss) before taxes and equity earnings of subsidiaries	(62.3)	145.0	94.7	—	177.4
Income tax provision (benefit)	(23.5)	54.9	37.4	—	68.8
Equity earnings of subsidiaries	147.4	50.9	—	(198.3)	—

Net income (loss)	108.6	141.0	57.3	(198.3)	108.6
Other comprehensive income (loss), net of tax	(53.5)	(92.7)	(112.3)	205.0	(53.5)

Comprehensive income (loss)	$55.1	$48.3	$(55.0)	$6.7	$55.1

	Three months ended September 30, 2013
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,225.6	$815.4	$(240.2)	$1,800.8
Cost of sales	—	928.9	588.9	(240.2)	1,277.6

Gross profit	—	296.7	226.5	—	523.2
Selling, general and administrative expenses	31.6	164.9	129.4	—	325.9
Restructuring costs, net	—	1.6	1.4	—	3.0

Operating earnings (loss)	(31.6)	130.2	95.7	—	194.3
Interest expense, net	45.3	0.3	1.9	—	47.5

Income (loss) before taxes and equity earnings of subsidiaries	(76.9)	129.9	93.8	—	146.8
Income tax provision (benefit)	(26.7)	49.0	29.6	—	51.9
Equity earnings of subsidiaries	145.1	55.8	—	(200.9)	—

Net income (loss)	94.9	136.7	64.2	(200.9)	94.9
Other comprehensive income (loss), net of tax	19.8	18.9	25.6	(44.5)	19.8

Comprehensive income (loss)	$114.7	$155.6	$89.8	$(245.4)	$114.7

	Nine months ended September 30, 2014
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,037.9	$2,428.4	$(617.2)	$5,849.1
Cost of sales	—	2,914.9	1,761.7	(617.2)	4,059.4

Gross profit	—	1,123.0	666.7	—	1,789.7
Selling, general and administrative expenses	93.4	774.2	435.6	—	1,303.2
Restructuring costs, net	—	—	3.1	—	3.1

Operating earnings (loss)	(93.4)	348.8	228.0	—	483.4
Interest expense, net	104.3	49.1	6.2	—	159.6
Loss on early extinguishment of debt	54.4	—	—	—	54.4

Income (loss) before taxes and equity earnings of subsidiaries	(252.1)	299.7	221.8	—	269.4
Income tax provision (benefit)	(94.8)	113.4	86.4	—	105.0
Equity earnings of subsidiaries	321.7	112.7	—	(434.4)	—

Net income (loss)	164.4	299.0	135.4	(434.4)	164.4
Other comprehensive income (loss), net of tax	(50.3)	(86.0)	(106.2)	192.2	(50.3)

Comprehensive income (loss)	$114.1	$213.0	$29.2	$(242.2)	$114.1

	Nine months ended September 30, 2013
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,449.0	$2,271.9	$(580.6)	$5,140.3
Cost of sales	—	2,611.8	1,628.9	(580.6)	3,660.1

Gross profit	—	837.2	643.0	—	1,480.2
Selling, general and administrative expenses	110.0	479.2	456.2	—	1,045.4
Restructuring costs, net	—	2.3	2.1	—	4.4

Operating earnings (loss)	(110.0)	355.7	184.7	—	430.4
Interest expense, net	134.9	0.8	7.6	—	143.3
Loss on early extinguishment of debt	25.9	—	—	—	25.9

Income (loss) before taxes and equity earnings of subsidiaries	(270.8)	354.9	177.1	—	261.2
Income tax provision (benefit)	(99.3)	125.3	68.3	—	94.3
Equity earnings of subsidiaries	338.4	87.7	—	(426.1)	—

Net income (loss)	166.9	317.3	108.8	(426.1)	166.9
Other comprehensive income (loss), net of tax	(16.1)	(17.7)	(19.8)	37.5	(16.1)

Comprehensive income (loss)	$150.8	$299.6	$89.0	$(388.6)	$150.8

Condensed Consolidating Balance Sheets

	As of September 30, 2014
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$297.2	$24.4	$384.7	$—	$706.3
Accounts receivable	—	4.2	1,374.2	—	1,378.4
Inventories	—	1,069.7	717.8	—	1,787.5
Other current assets	35.4	201.7	159.6	—	396.7

Total current assets	332.6	1,300.0	2,636.3	—	4,268.9

Property, plant and equipment, net	45.7	436.8	364.0	—	846.5
Goodwill	—	2,581.6	322.4	—	2,904.0
Intangibles, net	—	2,369.6	266.2	—	2,635.8
Intercompany receivables	3,637.1	3,567.0	3,079.6	(10,283.7)	—
Investment in subsidiaries	7,075.2	2,117.4	—	(9,192.6)	—
Other non-current assets	67.1	17.2	83.5	—	167.8

Total assets	$11,157.7	$12,389.6	$6,752.0	$(19,476.3)	$10,823.0

Liabilities and stockholders’ equity:
Short-term debt and current portion of long-term debt	$254.8	$1.0	$576.7	$—	$832.5
Accounts payable	4.9	496.8	272.7	—	774.4
Other current liabilities	91.1	262.3	323.3	—	676.7

Total current liabilities	350.8	760.1	1,172.7	—	2,283.6

Long-term debt	4,238.7	5.3	19.7	—	4,263.7
Intercompany payables	3,762.1	3,175.4	3,346.2	(10,283.7)	—
Deferred taxes on income	89.2	1,071.7	76.4	—	1,237.3
Other non-current liabilities	109.8	203.6	117.9	—	431.3
Total stockholders’ equity	2,607.1	7,173.5	2,019.1	(9,192.6)	2,607.1

Total liabilities and stockholders’ equity	$11,157.7	$12,389.6	$6,752.0	$(19,476.3)	$10,823.0

	As of December 31, 2013
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$630.8	$13.5	$484.2	$—	$1,128.5
Accounts receivable	—	1.4	1,194.7	—	1,196.1
Inventories	—	839.7	572.2	—	1,411.9
Other current assets	23.0	174.3	149.7	—	347.0

Total current assets	653.8	1,028.9	2,400.8	—	4,083.5

Property, plant and equipment, net	46.7	404.1	401.8	—	852.6
Goodwill	—	2,365.5	254.8	—	2,620.3
Intangibles, net	—	2,190.8	202.2	—	2,393.0
Intercompany receivables	3,850.2	4,211.0	3,838.6	(11,899.8)	—
Investment in subsidiaries	6,812.4	2,031.8	—	(8,844.2)	—
Other non-current assets	68.7	18.1	59.9	—	146.7

Total assets	$11,431.8	$12,250.2	$7,158.1	$(20,744.0)	$10,096.1

Liabilities and stockholders’ equity:
Short-term debt and current portion of long-term debt	$144.2	$1.4	$509.5	$—	$655.1
Accounts payable	11.4	390.0	262.8	—	664.2
Other current liabilities	121.6	299.0	299.5	—	720.1

Total current liabilities	277.2	690.4	1,071.8	—	2,039.4

Long-term debt	4,065.9	4.3	17.1	—	4,087.3
Intercompany payables	4,415.0	3,494.9	3,989.9	(11,899.8)	—
Deferred taxes on income	19.0	974.4	71.9	—	1,065.3
Other non-current liabilities	105.0	156.9	92.5	—	354.4
Total stockholders’ equity	2,549.7	6,929.3	1,914.9	(8,844.2)	2,549.7

Total liabilities and stockholders’ equity	$11,431.8	$12,250.2	$7,158.1	$(20,744.0)	$10,096.1

Condensed Consolidating Statements of Cash Flows

	Nine months ended September 30, 2014
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities, net	$(173.5)	$204.8	$(76.1)	$(5.1)	$(49.9)
Financing activities:
Net change in short-term debt	—	—	52.7	—	52.7
(Payments on) proceeds from intercompany transactions	(409.0)	249.2	154.7	5.1	—
Proceeds from issuance of long-term debt	1,092.5	1.6	10.7	—	1,104.8
Payments on long-term debt	(588.0)	(1.0)	(0.6)	—	(589.6)
Issuance (repurchase) of common stock, net	(269.5)	—	—	—	(269.5)
Excess tax benefits from stock-based compensation	35.2	—	—	—	35.2
Other	(18.1)	(7.6)	(0.6)	—	(26.3)

Net cash provided by (used in) financing activities	(156.9)	242.2	216.9	5.1	307.3

Investing activities:
Additions to property, plant and equipment	(3.2)	(94.7)	(51.3)	—	(149.2)
Acquisition of businesses, net of cash acquired	—	(340.4)	(177.3)	—	(517.7)
Other	—	(1.0)	4.5	—	3.5

Net cash used in investing activities	(3.2)	(436.1)	(224.1)	—	(663.4)

Effect of exchange rate changes on cash	—	—	(16.2)	—	(16.2)

Net increase (decrease) in cash and cash equivalents	(333.6)	10.9	(99.5)	—	(422.2)
Cash and cash equivalents at beginning of year	630.8	13.5	484.2	—	1,128.5

Cash and cash equivalents at end of year	$297.2	$24.4	$384.7	$—	$706.3

	Nine months ended September 30, 2013
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities, net	$(53.2)	$122.0	$2.7	$(8.3)	$63.2
Financing activities:
Net change in short-term debt	—	(0.1)	(11.2)	—	(11.3)
(Payments on) proceeds from intercompany transactions	44.9	(55.8)	18.9	(8.0)	—
Proceeds from issuance of long-term debt	515.2	—	11.9	—	527.1
Payments on long-term debt	(374.8)	(0.3)	(0.9)	—	(376.0)
Issuance (repurchase) of common stock, net	469.7	—	—	—	469.7
Excess tax benefits from stock-based compensation	11.4	—	—	—	11.4
Other	(12.4)	(4.4)	—	—	(16.8)

Net cash provided by (used in) financing activities	654.0	(60.6)	18.7	(8.0)	604.1

Investing activities:
Additions to property, plant and equipment	(4.7)	(48.9)	(62.0)	—	(115.6)
Acquisition of businesses, net of cash acquired	(1.0)	—	(11.7)	—	(12.7)
Intercompany investing activities, net	—	(16.3)	—	16.3	—
Other	7.1	0.6	0.1	—	7.8

Net cash provided by (used in) investing activities	1.4	(64.6)	(73.6)	16.3	(120.5)

Effect of exchange rate changes on cash	—	—	(20.6)	—	(20.6)

Net increase (decrease) in cash and cash equivalents	602.2	(3.2)	(72.8)	—	526.2
Cash and cash equivalents at beginning of year	560.2	5.0	468.9	—	1,034.1

Cash and cash equivalents at end of year	$1,162.4	$1.8	$396.1	$—	$1,560.3

The amounts reflected as proceeds (payments) from (to) intercompany transactions represent cash flows originating from transactions conducted among the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Parent in the normal course of business operations.

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

The Consumer Solutions segment manufactures or sources, markets, and distributes a diverse line of household products, including kitchen appliances and home environment products. This segment maintains a strong portfolio of globally-recognized brands including Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rainbow®, Rival®, Seal-a-Meal®, Sunbeam® and Villaware®. The principal products in this segment include: household kitchen appliances, such as blenders, coffeemakers, irons, mixers, slow cookers, tea kettles, toasters, toaster ovens, vacuum cleaning systems and vacuum packaging machines; home environmental products, such as air purifiers, fans, heaters and humidifiers; clippers, trimmers and other hair care products for professional use in the beauty and barber and animal categories; electric blankets, mattress pads and throws; products for the hospitality industry; and scales for consumer use. The Consumer Solutions segment also has rights to sell various small appliance products, in substantially all of Europe under the Breville® brand name.

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

Summary of Significant 2014 Activities

•	In July 2014, the Company completed the sale of €300 in aggregate principal amount of 3 3⁄4% senior notes that mature in October 2021, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain persons outside of the U.S. pursuant to Regulation S under the Securities Act.

•	During April 2014, the Company redeemed the entire principal amount outstanding for both the U.S. dollar tranche and the Euro dollar tranche of the 7 1⁄2% Senior Subordinated Notes due 2020 for total consideration, excluding accrued interest, of $523 million (the “Redemption”). As a result of these debt extinguishments, the Company recorded a loss on the extinguishment of debt of approximately $54 million during the three months ended June 30, 2014, primarily comprised of prepayment premiums and a non-cash charge due to the write-off of deferred debt issuance costs.

•	In March 2014, the Company completed a private offering for the sale of $690 million aggregate principal amount of 1 1⁄8% senior subordinated convertible notes due 2034 (the “2034 Convertible Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and received net proceeds of approximately $673 million, after deducting fees and expenses.

•	During the nine months ended September 30, 2014, the Company repurchased 3.5 million shares of its common stock valued at approximately $208 million under the Company’s existing stock repurchase program. At September 30, 2014, approximately $292 million remains available under the Stock Repurchase Program.

•	In February 2014, the Company’s Board of Directors authorized an increase in the then available amount under the Stock Repurchase Program to allow for the repurchase of up to $500 million in the aggregate of the Company’s common stock.

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

2014 Activity

On August 29, 2014, the Company complete the tuck-in acquisition of Rexair Holdings, Inc. (“Rexair”), a global provider of premium vacuum cleaning systems sold primarily under the Rainbow® brand name. The total value of the transaction, including debt assumed and repaid, was approximately $349 million, subject to certain adjustments. The acquisition of Rexair is expected to expand distribution channels, as well as expand the Company’s current product offerings. Rexair is reported in the Company’s Consumer Solutions segment and is included in the Company’s results of operations from the date of acquisition.

During the nine months ended September 30, 2014, the Company completed two other tuck-in acquisitions that by nature were complementary to the Company’s core businesses and from an accounting standpoint were not significant.

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

In 2013, the Venezuelan government established a new auction-based exchange rate market program, the Complementary System for Foreign Currency Administration (“SICAD”). In 2014, the Venezuelan government mandated that dividends and royalties be executed under the SICAD program and also introduced an additional currency exchange program, commonly referred to as SICAD-II. While the Company currently expects to continue to use the official exchange rate for essentially all transactions except dividends and royalties, it is assessing the impact of changes to the currency exchange programs and recently imposed pricing restrictions. If in the future, the Company’s subsidiaries operating in Venezuela are economically or legally required to convert an increasing amount of the Bolivar cash balances into U.S. dollars using the more unfavorable exchange rates available under SICAD or SICAD-II, it could result in currency exchange losses that may be material to the Company’s results of operations. As of September 30, 2014, the exchange rates for SICAD and SICAD-II were 12.0 and 50.0 Bolivars per U.S. dollar, respectively. At September 30, 2014, the Company’s Bolivar-denominated net assets were approximately $127 million.

On February 8, 2013, the Venezuelan government announced its intention to further devalue the Bolivar relative to the U.S. dollar. As a result of the devaluation, the official exchange rate changed to 6.30 Bolivars per U.S. dollar for imported goods. As such, beginning in February 2013, the financial statements of the Company’s subsidiaries operating in Venezuela are remeasured, and are reflected in the Company’s consolidated financial statements, at the official exchange rate. During six months end September 30, 2013, the Company recorded $29.0 million of devaluation-related charges related to its Venezuela operations, which are almost entirely comprised of a charge related to the write-down of monetary assets due to the change in the official exchange rate. These charges are included in selling, general and administrative expenses (“SG&A”).

At September 30, 2014, the Company’s subsidiaries operating in Venezuela have approximately $2 million in cash denominated in U.S. dollars and cash denominated in Bolivars that is the equivalent of approximately $90 million when converted at the official exchange rate. The Bolivar-denominated cash in Venezuela comprises substantially all of the net monetary assets of the Company’s Venezuela operations. There are currency exchange controls in Venezuela which limit the ability of the Company’s subsidiaries in Venezuelan to distribute or transfer U.S. dollars outside Venezuela.

Results of Operations—Comparing 2014 to 2013

	Net Sales		Operating Earnings (Loss)
	Three months ended September 30,		Three months ended September 30,
(in millions)	2014	2013	2014	2013
Branded Consumables	$768.0	$511.1	$109.0	$74.9
Consumer Solutions	612.4	537.4	78.7	71.2
Outdoor Solutions	679.1	670.6	66.4	66.9
Process Solutions	104.9	102.4	9.1	8.7
Corporate	—	—	(33.1)	(27.4)
Intercompany eliminations	(22.2)	(20.7)	—	—

	$2,142.2	$1,800.8	$230.1	$194.3

Note: Changes in net sales on a currency neutral basis that are presented hereafter are provided to enhance visibility of the underlying operations by excluding the impact of foreign currency translation.

Three Months Ended September 30, 2014 versus the Three Months Ended September 30, 2013

Net sales for the three months ended September 30, 2014 increased $341 million, or 19.0%, to $2.1 billion versus the same prior year period. Excluding the impact of acquisitions (approximately 13%), net sales on a currency-neutral basis increased approximately 6%, primarily due to increased demand and sell-through in certain product categories, expanded product offerings and increased demand internationally in certain product categories, partially offset by weakness in certain product categories. The impact of foreign currency translation on consolidated net sales for the three months ended September 30, 2014 was not significant.

Net sales in the Branded Consumables segment increased $257 million, or 50.3%. Excluding the impact of the YCC Acquisition and other items (approximately 42%), net sales on a currency-neutral basis increased approximately 9%, primarily due to increased sales in certain product categories in the home care, leisure and entertainment and safety and security businesses, including the food preservation category, primarily due to increased point of sale and product demand; the firebuilding category, largely due to increased seasonal demand; and certain products in the safety and security category in part due to increased demand at certain mass market retailers.

Net sales in the Consumer Solutions segment increased $75.0 million, or 14.0%. Excluding the impact of the Rexair acquisition (approximately 3%), net sales on a currency-neutral basis increased approximately 11%. The increase is primarily due to increased demand internationally, primarily in Latin America, which contributed to an increase in net sales of approximately 8%, primarily due to expanded product offerings, increased point of sale, improved product distribution and successful pricing strategies and an increase in domestic net sales, which contributed to an increase in net sales of approximately 3%, largely due to increased orders in certain small appliance and home environment product categories at certain mass market retailers.

Net sales in the Outdoor Solutions segment increased $8.5 million, or 1.3%. Net sales on a currency-neutral basis increased approximately 2%. Net sales in the apparel and camping and outdoor businesses provided an increase in net sales of approximately 5%, primarily due to increased demand in the apparel business and increased demand internationally in the camping and outdoor business, primarily in Asia and Europe, due in part to improved point of sale, new product offerings and improved economic conditions in certain regions. This increase was partially offset by decreased sales in certain other businesses, primarily the team sports and winter sports businesses, largely due to weakness in certain product categories, the timing of sales and lower seasonal demand in certain winter sports categories.

Net sales in the Process Solutions segment increased 2.4% on a period-over-period basis, primarily due to increased sales in the plastics business, partially offset by decreased coinage sales.

Cost of Sales

Cost of sales for three months ended September 30, 2014 increased $191 million, or 15.0%, to $1.5 billion versus the same prior year period. The increase was primarily due to the YCC Acquisition and increased sales (approximately $80 million). Cost of sales as a percentage of net sales for the three months ended September 30, 2014 and 2013 was 68.6% and 70.9%, respectively. The improvement is in part due to product mix, which is largely due to the impact of the YCC Acquisition.

Selling, General And Administrative Costs

SG&A for the three months ended September 30, 2014 increased $117 million, or 35.8%, to $443 million versus the same prior year period. The change is primarily due to the impact of the YCC Acquisition and the period-over-period impact of the net change in foreign exchange transaction gains and losses (approximately $11 million).

Operating Earnings

Operating earnings for the three months ended September 30, 2014 in the Branded Consumables segment increased $34.1 million, or 45.5%, versus the same prior year period, primarily due to the YCC Acquisition, partially offset by an increase in SG&A (approximately $8 million). Operating earnings for the three months ended September 30, 2014 in the Consumer Solutions segment increased $7.5 million, or 10.5%, versus the same prior year period, primarily due to an increase in gross profit (approximately $19 million), mostly due to the gross margin impact of higher sales, partially offset by an increase in SG&A (approximately $12 million). Operating earnings for the three months ended September 30, 2014 in the Outdoor Solutions segment decreased $0.5 million, or 0.7%, versus the same prior year period, primarily due to an increase in SG&A (approximately $7 million), partially offset by an increase in gross profit (approximately $5 million), primarily due to the gross profit impact of higher sales and slightly higher gross margins and a decrease in restructuring costs (approximately $1 million). Operating earnings for the three months ended September 30, 2014 in the Process Solutions segment increased $0.4 million, or 4.6%, versus the same prior year period, primarily due to a decrease in SG&A.

Interest Expense

Net interest expense increased $5.2 million to $52.7 million for the three months ended September 30, 2014 versus the same prior year period, primarily due to higher average debt levels.

Income Taxes

The Company’s reported tax rate for the three months ended September 30, 2014 and 2013 was 38.8% and 35.4%, respectively. The difference from the statutory tax rate to the reported tax rate for the three months ended September 30, 2014 results principally from the U.S. tax expense related to the taxation of foreign income and U.S. and foreign tax expense for non-deductible transaction expenses related to recent acquisitions. The difference from the statutory tax rate to the reported tax rate for the three months ended September 30, 2013 results principally from U.S. tax expense recognized on transaction-related costs.

Net Income

Net income for the three months ended September 30, 2014 increased $13.7 million to $109 million versus the same prior year period. For the three months ended September 30, 2014 and 2013, earnings per diluted share were $0.87 and $0.85, respectively. The increase in net income was primarily due to the gross profit impact of higher sales, which is in part due to the YCC Acquisition.

Nine Months Ended September 30, 2014 versus the Nine Months Ended September 30, 2013

	Net Sales		Operating Earnings (Loss)
	Nine months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Branded Consumables	$2,074.2	$1,443.1	$241.2	$179.5
Consumer Solutions	1,402.0	1,343.2	149.8	161.3
Outdoor Solutions	2,118.1	2,106.6	181.8	198.0
Process Solutions	319.0	307.2	34.1	34.7
Corporate	—	—	(123.5)	(143.1)
Intercompany eliminations	(64.2)	(59.8)	—	—

	$5,849.1	$5,140.3	$483.4	$430.4

Note: Changes in net sales on a currency neutral basis that are presented hereafter are provided to enhance visibility of the underlying operations by excluding the impact of foreign currency translation.

Net sales for the nine months ended September 30, 2014 increased $709 million, or 13.8%, to $5.8 billion versus the same prior year period. Excluding the impact of acquisitions (approximately 11%), net sales on a currency-neutral basis increased approximately 3%, primarily due to increased demand and sell-through in certain product categories, favorable weather conditions for certain product categories, expanded product offerings and increased demand internationally in certain product categories, partially offset by weakness in certain product categories, as well as the impact of inventory management at certain major customers. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 1%.

Net sales in the Branded Consumables segment increased $631 million, or 43.7%. Excluding the impact of the YCC Acquisition (approximately 38%), net sales on a currency-neutral basis increased approximately 6%, primarily due to increased sales in certain product categories in the home care, leisure and entertainment and safety and security businesses, including the food preservation category, primarily due to increased point of sale and product demand; the firebuilding category whose sales were positively affected by favorable weather conditions during the first quarter of 2014 and increased seasonal demand, as well as increased sales in certain products in the safety and security category in part due to increased demand at certain mass market retailers. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 1%.

Net sales in the Consumer Solutions segment increased $58.8 million, or 4.4%. Excluding the impact of the Rexair acquisition (approximately 1%), net sales on a currency-neutral basis increased approximately 4%. The increase is primarily due to increased demand internationally, primarily in Latin America, which contributed to an increase in net sales of approximately 5%, largely due to expanded product offerings, increased point of sale and expanded distribution. Domestic net sales were essentially flat on a period-over-period basis, in part due to decreased orders in certain small appliance and home environment product categories at certain mass market retailers. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 1%.

Net sales in the Outdoor Solutions segment increased $11.5 million, or 0.5%. Net sales on a currency-neutral basis increased approximately 1%. Net sales in the apparel, camping and outdoor and fishing businesses provided an increase in net sales of approximately 2%. The increase is primarily due to increased demand at certain mass market retailers, favorable weather conditions in certain regions and increased demand internationally in certain businesses, primarily in Asia and Europe, due in part to improved point of sale, new product offerings and improved economic conditions in certain regions. This increase was partially offset by decreased sales in certain other businesses, primarily the team sports and winter sports businesses, largely due to weakness in certain product categories, the timing of sales and lower seasonal demand in certain winter sports categories. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 1%.

Net sales in the Process Solutions segment increased 3.8% on a period-over-period basis, primarily due to increased sales within each of its business units.

Cost of Sales

Cost of sales for nine months ended September 30, 2014 increased $399 million, or 10.9%, to $4.1 billion versus the same prior year period. The increase was primarily due to the YCC Acquisition and increased sales (approximately $125 million). Favorable foreign currency translation (approximately $25 million) was offset by other items. Cost of sales as a percentage of net sales for the nine months ended September 30, 2014 and 2013 was 69.4% and 71.2%, respectively. The improvement is in part due to product mix, which is largely due to the impact of the YCC Acquisition.

Selling, General And Administrative Costs

SG&A for the nine months ended September 30, 2014 increased $258 million, or 24.7%, to $1.3 billion versus the same prior year period. The change is primarily due to the impact of the YCC Acquisition, partially offset by the period-over-period decrease in Venezuela foreign exchange-related charges (approximately $12 million).

Operating Earnings

Operating earnings for the nine months ended September 30, 2014 in the Branded Consumables segment increased $61.7 million, or 34.4%, versus the same prior year period, primarily due to the YCC Acquisition, an increase in gross profit (approximately $13 million), mostly due to the gross profit impact of higher sales, partially offset by an increase in SG&A (approximately $17 million). Operating earnings for the nine months ended September 30, 2014 in the Consumer Solutions segment decreased $11.5 million, or 7.1%, versus the same prior year period, primarily due to a decrease in gross profit (approximately $2 million), driven by the gross profit impact of slightly lower gross margins and an increase in SG&A (approximately $11 million), partially offset by a decrease in restructuring costs (approximately $2 million). Operating earnings for the nine months ended September 30, 2014 in the Outdoor Solutions segment decreased $16.2 million, or 8.2%, versus the same prior year period, primarily due to a decrease in gross profit (approximately $7 million), primarily due to the gross profit impact of slightly lower gross margins and an increase in SG&A (approximately $9 million). Operating earnings for the nine months ended September 30, 2014 in the Process Solutions segment decreased $0.6 million, or 1.7%, versus the same prior year period, in part due to a decrease in gross profit, in part due to slightly lower gross margins.

Interest Expense

Net interest expense increased $16.3 million to $160 million for the nine months ended September 30, 2014 versus the same prior year period, primarily due to higher average debt levels.

Income Taxes

The Company’s reported tax rate for the nine months ended September 30, 2014 and 2013 was 39.0% and 36.1%, respectively. The difference from the statutory tax rate to the reported tax rate for the nine months ended September 30, 2014 results principally from the U.S. tax expense related to the taxation of foreign income and U.S. and foreign tax expense for non-deductible transaction expenses related to recent acquisitions. The difference from the statutory tax rate to the reported tax rate for the nine months ended September 30, 2013 results principally from an addition to the tax contingency reserve related to a foreign tax audit.

Net Income

Net income for the nine months ended September 30, 2014 decreased $2.5 million to $164 million versus the same prior year period. For the nine months ended September 30, 2014 and 2013, earnings per diluted share were $1.30 and $1.51, respectively. The decrease in net income was in part due to the period-over-period increase in acquisition-related and other costs (approximately $29 million) and the period-over-period increase in both the loss on the extinguishment of debt and interest expense of approximately $29 million and $16 million, respectively, partially offset by the period-over-period decrease in Venezuela foreign exchange-related charges (approximately $12 million) and the gross profit impact of higher sales.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

At September 30, 2014, the Company had cash and cash equivalents of $706 million, of which approximately $383 million was held by the Company’s non-U.S. subsidiaries. The Company believes that its cash and cash equivalents, cash generated from operations and the availability under the Company’s senior secured credit facility, the securitization facility and the credit facilities of certain foreign subsidiaries as of September 30, 2014 provide sufficient liquidity to support working capital requirements, planned capital expenditures, debt obligations, completion of current and future reorganization programs and pension plan contribution requirements for the foreseeable future, as well as fund the potential repurchase of shares of the Company’s common stock under the Company’s Stock Repurchase Program.

Cash Flows from Operating Activities

Net cash provided by (used in) operating activities was ($49.9) million and $63.2 million for the nine months ended September 30, 2014 and 2013, respectively. The change is due in part to a period-over-period increase in cash paid for taxes of approximately $50 million, the change in the adjustment for excess tax benefits from stock-based compensation (approximately $24 million), as well as the period-over-period increase in prepayment premiums paid related to the extinguishment of debt (approximately $34 million).

Cash Flows from Financing Activities

Net cash provided by financing activities was $307 million and $604 million for the nine months ended September 30, 2014 and 2013, respectively. The change is primarily due to the period-over-period change in the issuance/repurchase of common stock, net ($739 million), partially offset by the increase in the proceeds from the issuance of long-term debt in excess of payments on long-term debt ($364 million) and the period-over-period decrease in the net change in short-term debt ($64 million).

Cash Flows from Investing Activities

Net cash used in investing activities was $663 million and $121 million for the nine months ended September 30, 2014 and 2013, respectively. Cash used for the acquisition of businesses, net of cash acquired for the nine months ended September 30, 2014 increased $505 million versus the same prior year period. For the nine months ended September 30, 2014, capital expenditures were $149 million versus $116 million for the same prior year period. The Company expects to maintain capital expenditures at an annualized run-rate in the range of approximately 2.0% to 2.5% of net sales.

CAPITAL RESOURCES

In July 2014, the Company completed the sale of €300 million in aggregate principal amount of 3 3⁄4% senior notes that mature in October 2021, in a private offering to qualified institutional buyers pursuant to the Securities Act, and to certain persons outside of the U.S. pursuant to Regulation S under the Securities Act, and received net proceeds of approximately $400 million, after deducting fees and expenses. The net proceeds are to be used for general corporate purposes, which may include the funding of potential acquisitions. These notes are subject to similar restrictive and financial covenants as the Company’s existing senior notes.

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

At September 30, 2014, there was no amount outstanding under the Company’s $250 million senior secured revolving credit facility (the “Revolver”) that matures in 2016. The Revolver bears interest at certain selected rates, including LIBOR plus a basis point spread. At September 30, 2014, commitment fee on unused balances was 0.38% per annum.

The Company maintains a $500 million receivables purchase agreement (the “Securitization Facility”) that matures in October 2016. At September 30, 2014, the borrowing rate margin and the unused line fee on the Securitization Facility were 0.80% and 0.40% per annum, respectively. At September 30, 2014, the Securitization Facility had outstanding borrowings totaling $467 million.

At September 30, 2014, net availability under the Revolver and the Securitization Facility was approximately $229 million, after deducting approximately $42 million of outstanding standby and commercial letters of credit.

Certain foreign subsidiaries of the Company maintain working capital lines of credits with their respective local financial institutions for use in operating activities. At September 30, 2014, the aggregate amount available under these lines of credit totaled approximately $86 million.

The Company was not in default of any of its debt covenants at September 30, 2014.

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

Fair Value Hedges

At September 30, 2014, the Company had $650 million notional amount of interest rate swaps that that exchange a fixed rate of interest for variable rate of interest (LIBOR) plus a weighted average spread of approximately 605 basis points. These floating rate swaps, which were entered into during June 2014, are designated as fair value hedges against $650 million of principal on the senior subordinated notes due 2017 for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cash Flow Hedges

At September 30, 2014, the Company had $850 million notional amount outstanding in swap agreements, which includes $350 million notional amount of forward-starting swaps that become effective commencing December 31, 2015, that exchange a variable rate of interest (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through June 2020. At September 30, 2014, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swaps, was approximately 1.3%. The effective portion of the after-tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (“AOCI”).

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through March 2016. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At September 30, 2014, the Company had approximately $467 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At September 30, 2014, the Company had approximately $306 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through March 2015. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty, and in certain instances, allow the Company to benefit should the cost of the commodity fall below certain dollar thresholds. At September 30, 2014, the Company had approximately $18 million notional amount outstanding of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through December 2015. Fair market value gains or losses are included in the results of operations and are classified in cost of sales.

The following table presents the fair value of derivative financial instruments as of September 30, 2014:

September 30, 2014
(in millions)	Asset (Liability)

Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(4.2)
Foreign currency contracts	11.9
Fair value hedges:
Interest rate swaps	(5.1)

Subtotal	2.6

Derivatives not designated as effective hedges:
Foreign currency contracts	1.3
Commodity contracts	(0.4)

Subtotal	0.9

Total	$3.5

Net Investment Hedge

The Company has designated €300 million of the principal balance of its Euro-denominated 3 3⁄4% senior notes due October 2021 as a net investment hedge (the “Hedging Instrument”) of the foreign currency exposure of its net investment in certain Euro-denominated subsidiaries. Foreign currency gains and losses on the Hedging Instrument are included as a component of AOCI. At September 30, 2014, $26.2 million of deferred gains have been recorded in AOCI.

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

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 15, 2005, and incorporated herein by reference).

3.4	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 17, 2011, and incorporated herein by reference).

3.5	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 17, 2014, and incorporated herein by reference).

3.6	Third Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 29, 2014, and incorporated herein by reference).

4.1	Indenture related to Jarden Corporation’s 3 3⁄4% Senior Notes due 2021, dated as of July 14, 2014, among the Company, the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as trustee and Société Générale Bank & Trust, as paying agent, transfer agent, registrar and authenticating agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on July 18, 2014, and incorporated herein by reference).

4.2	Form of 3 3⁄4% Senior Note due 2021 (filed as Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on July 18, 2014, and incorporated herein by reference).

10.1	Purchase Agreement, dated as of July 3, 2014, by and among the Company, Barclays Bank PLC and J.P. Morgan Securities plc, as representatives of the initial purchasers, and the subsidiary guarantors named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 10, 2014, and incorporated herein by reference).

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) and Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2014
JARDEN CORPORATION
(Registrant)

By:	/s/ James L. Cunningham III
Name:	James L. Cunningham III
Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) and Notes to Condensed Consolidated Financial Statements.

*	Filed herewith