Form 10-K
period 2014-12-31
JARDEN CORP
filed 2015-03-02
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $7.2 billion based upon the closing market price on such date as reported on the New York Stock Exchange.

All (i) executive officers and directors of the registrant and (ii) all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock who hold 10% or more of the registrant’s outstanding common stock, have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

There were approximately 192,914,000 shares outstanding of the registrant’s common stock, par value $0.01 per share, as of February 17, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report will be set forth in and, incorporated herein by reference to the Company’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which is anticipated to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days following the end of the Company’s fiscal year ended December 31, 2014.

JARDEN CORPORATION

TABLE OF CONTENTS TO FORM 10-K

		Page
Part I
Item 1.	Business	1
Item 1A.	Risk Factors	17
Item 1B.	Unresolved Staff Comments	32
Item 2.	Properties	32
Item 3.	Legal Proceedings	32
Item 4.	Mine Safety Disclosures	33
	Executive Officers of the Registrant	33

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities; Market Price; and Dividends for Registrants Common Equity	35
Item 6.	Selected Financial Data	36
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	58
Item 8.	Financial Statements and Supplementary Data	59
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	109
Item 9A.	Controls and Procedures	109
Item 9B.	Other Information	110

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	111
Item 11.	Executive Compensation	111
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters	111
Item 13.	Certain Relationships and Related Transactions, and Director Independence	111
Item 14.	Principal Accounting Fees and Services	111

Part IV
Item 15.	Exhibits and Financial Statement Schedules	112

Financial Statement Schedule		112

Signatures		120

Exhibit Index		122

PART I

Item	1. Business

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

We are a leading provider of a diverse range of consumer products with a portfolio of over 120 trusted, quality brands sold globally. We operate in three primary business segments through a number of well recognized brands, including: Branded Consumables: Ball®, Bee®, Bernardin®, Bicycle®, Billy Boy®, Crawford®, Diamond®, Fiona®, First Alert®, First Essentials®, Hoyle®, Kerr®, Lehigh®, Lifoam®, Lillo®, Loew-Cornell®, Mapa®, NUK®, Pine Mountain®, ProPak®, Quickie®, Spontex®, Tigex® and Yankee Candle®; Consumer Solutions: Bionaire®, Breville®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam®, VillaWare® and White Mountain®; and Outdoor Solutions: Abu Garcia®, AeroBed®, Berkley®, Campingaz®, Coleman®, ExOfficio®, Fenwick®, Greys®, Gulp!®, Hardy®, Invicta®, K2®, Madshus®, Marker®, Marmot®, Mitchell®, PENN®, Rawlings®, Ride®, Sevylor®, Shakespeare®, Stearns®, Stren®, Trilene®, Völkl®, Worth® and Zoot®. Our growth strategy is based on introducing new products, as well as on expanding existing product categories, which is supplemented through opportunistically acquiring businesses that reflect our core strategy, often with highly-recognized brands within the categories they serve, innovative products and multi-channel distribution.

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

Acquisitions

2014 Activity

On August 29, 2014, the Company completed the acquisition of Rexair Holdings, Inc. (“Rexair”), a global provider of premium vacuum cleaning systems sold primarily under the Rainbow® brand name. The total value of the transaction, including debt assumed and repaid, was approximately $349 million, subject to certain adjustments. The acquisition of Rexair is expected to expand distribution channels, as well as expand the Company’s current product offerings. Rexair is reported in the Company’s Consumer Solutions segment and is included in the Company’s results of operations from the date of acquisition. Based on the Company’s preliminary valuations, which are subject to further refinement, the Company allocated the total purchase price, net of cash acquired, to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition.

During 2014, the Company completed two other tuck-in acquisitions that by nature were complementary to the Company’s core businesses and from an accounting standpoint were not significant.

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

During 2013, the Company completed one other tuck-in acquisition that by nature was complementary to the Company’s core businesses and from an accounting standpoint was not significant.

2012 Activity

During 2012, the Company completed three tuck-in acquisitions that by nature were complementary to the Company’s core businesses and from an accounting standpoint were not significant.

Business Segments

We operate three primary business segments: Branded Consumables; Consumer Solutions; and Outdoor Solutions.

Branded Consumables

The Branded Consumables segment manufactures or sources, markets and distributes a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples, including arts and crafts paint brushes, air fresheners, brooms, brushes, buckets, children’s card games, clothespins, collectible tins, condoms, cord, rope and twine, dusters, dust pans, feeding bottles, fencing, fire extinguishing products, firelogs and firestarters, foam coolers, fresh preserving jars and accessories, home decor accessories, home fragrance products, kitchen matches, mops, other craft items, pacifiers, plastic cutlery, playing cards and accessories, rubber gloves and related cleaning products, safes, premium scented candles and accessories, security cameras, security doors, smoke and carbon monoxide alarms, soothers, sponges, storage organizers and workshop accessories, teats, toothpicks, travel sprays, window guards and other accessories. This segment markets our products under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, Billy Boy®, BRK®, Crawford®, Diamond®, Fiona®, First Alert®, First Essentials®, Hoyle®, Java-Log®, KEM®, Kerr®, Lehigh®, Lifoam® Lillo®, Loew-Cornell®, Mapa®, NUK®, Pine Mountain®, ProPak®, Quickie Green Cleaning®, Quickie Home-Pro®, Quickie Microban®, Quickie Original®, Quickie Professional®, Spontex®, Tigex®, Wellington® and Yankee Candle® brand names, among others.

We sell a variety of branded consumables products including:

Principal Owned and Licensed Brands	Principal Products
Ball®, Bernardin® and Kerr®	Fresh preserving jars and accessories

BRK®, First Alert®, Onelink®, Protector® and Tundra®	Home safety products

Fiona®, First Essentials®, Lillo®, NUK® and Tigex®	Baby care products

Diamond®, Mapa®, Quickie Green Cleaning®, Quickie Home-Pro®, Quickie Microban®, Quickie Original®, Quickie Professional®, Spontex® and Virulana®	Home care products

Home Classics®, Housewarmer®, Millefiori®, Mystic Harbor®, Pure Radiance™, ScentBeads®, SoHo Living® and Yankee Candle®	Candle products, home fragrance products, auto air fresheners and home decor accessories

Billy Boy®, Blausiegel®, Fromms® and Mucambo®	Health care products

Aviator®, Bee®, Bicycle®, Hoyle® and KEM®	Playing cards and card accessories

Lehigh®, SecureLine® and Wellington®	Cord, rope and twine

Lifoam® and ProPak®	Foam coolers, reusable ice, protective packaging and other recreational products.

Loew-Cornell® and Woodsies®	Arts and crafts products

Java-Log®, Northland®, Pine Mountain®, Starterlogg® and Superlog®	Firelogs and firestarters

Crawford® and Storehorse®	Storage organizers and workshop accessories, doors and fencing

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

Distribution and Fulfillment

We distribute our Branded Consumables products through a number of company-owned distribution centers and third-party warehouses throughout Europe, North and South America and the Pacific Rim. Whenever

possible, we utilize highly automated packaging equipment, allowing us to maintain our efficient and effective logistics and freight management processes. We also work with outsourced providers for the delivery of our products in order to ensure that as many shipments as possible are processed as full truckloads, saving significant freight costs. Additionally, we sell our premium scented candles and accessories through our network of approximately 582 company-operated retail stores, direct to consumer catalog and web-based sales, our fundraising catalog business, as well as a national and international wholesale network.

Manufacturing

We manufacture products such as our candles, firelogs and firestarters, foam coolers, kitchen matches and metal closures for our fresh preserving jars in our domestic facilities. We also manufacture playing cards and certain baby care products, home care products, health care products and home safety products at facilities around the world, including facilities located in Asia, Europe, Latin America, North America and South America. Our efficient and automated plastic cutlery manufacturing and firelog and firestarter operations enable us to produce, count and package plastic cutlery and produce and package firelogs and firestarters ready for retail distribution with minimal labor costs. Our candle manufacturing processes are designed to ensure the highest quality of candle fragrance, wick quality and placement, color, fill level, shelf life and burn rate, and we continuously engage in efforts to further improve our quality and lower our costs by using efficient production and distribution methods and technological advancements.

Raw Materials and Sourcing of Product

Much of our glass fresh preserving jars and raw paper stock for playing cards are supplied under multi-year supply agreements with primary vendors which assist us in achieving attractive pricing taking into consideration our volumes. Such materials are also available from other sources at competitive prices. Other raw materials used in manufacturing, including expanded polystyrene, extinguisher powder, metal, nylon, paper, plastic resin, sawdust, tin plate, wax and wood are supplied by multiple vendors and are currently available from a variety of sources at competitive prices. Our plastic cutlery is sourced from both our Process Solutions segment and China. The natural rubber for gloves; wood pulp for sponges; and latex, polypropylene and silicone for baby products are raw materials that are available from multiple sources. Additionally, we maintain strong relationships with our principal fragrance and wax suppliers and we have developed, jointly with our suppliers, proprietary fragrances which are exclusive to the Company. Most raw materials used in the premium scented candle and manufacturing process, including glassware, wick and packaging materials, are readily available from alternative sources at comparable prices.

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

Intellectual Property

The principal trademarks in our Branded Consumables segment consist of Ball®, Diamond®, First Alert®, Lehigh®, Mapa®, NUK®, Pine Mountain®, Quickie®, Spontex® and Yankee Candle®. We believe our principal trademarks have high levels of brand-name recognition among retailers and consumers. In addition, we believe our brands have an established reputation for quality, reliability and value. We monitor and protect our brands against infringement, and we actively pursue the licensing of our trademarks to third parties for products that complement our product lines or businesses. We also hold numerous design and utility patents covering a wide variety of products, the loss of any one of which would likely not have a material adverse effect on our business taken as a whole.

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

Seasonality

Sales of our fresh preserving products generally reflect the pattern of the growing season, and retail sales of our plastic cutlery are concentrated in the summer months and holiday periods. Sales of our home improvement products and foam coolers are concentrated in the spring and summer months. Sales of our firelog and firestarter products are concentrated in the fall and winter months. Sales of all these products may be negatively affected by unfavorable weather conditions and other market trends. Periods of drought, for example, may adversely affect the supply and price of fruit, vegetables and other foods available for fresh preserving. Warm weather in the fall and winter may adversely affect our firelog and firestarter sales. Sales of our products under the Yankee Candle® brand are generally strongest in the fourth quarter preceding the holiday season and may be negatively affected by unfavorable retail conditions and other market trends. Sales of our arts and crafts products, home care and baby care products, home safety products and playing cards are generally not seasonally concentrated.

Consumer Solutions

The Consumer Solutions segment manufactures or sources, markets, and distributes a diverse line of household products, including kitchen appliances and home environment products. This segment maintains a strong portfolio of globally-recognized brands including Bionaire®, Cadence®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rainbow®, Rival®, Seal-a-Meal®, Sunbeam® and Villaware®. The principal products in this segment include: household kitchen appliances, such as blenders, coffeemakers, irons, mixers, slow cookers, tea kettles, toasters, toaster ovens and vacuum packaging machines; home environmental products, such as air purifiers, fans, heaters, humidifiers and vacuum cleaning systems; clippers, trimmers and other hair care products for professional use in the beauty and barber and animal categories; electric blankets, mattress pads and throws; products for the hospitality industry; and scales for consumer use. The Consumer Solutions segment also has rights to sell various small appliance products, in substantially all of Europe under the Breville® brand name.

We believe that our Consumer Solutions sales are well-diversified with respect to both geography and distribution channels. We sell a variety of branded household products including:

Principal Owned Brands	Principal Products
FoodSaver® and Seal-a-Meal®	Home vacuum packaging

Health o meter®	Scales

Mr. Coffee®	Coffeemakers and other beverage products

Breville®, Cadence®, Oster®, Rival® and Sunbeam®	Small appliances and personal care products

Crock-Pot®, skybar®, VillaWare® and White Mountain®	Specialty kitchen products

Bionaire®, Holmes®, Patton® and Sunbeam®	Home environment products

Rainbow®	Vacuum cleaning systems

Sales and Marketing

Our Consumer Solutions segment has an internal sales force and marketing department that focus their efforts in those markets that require high levels of consumer understanding, market dynamics and local expertise.

In addition, our vacuum cleaning systems are sold through an exclusive independent distributor network. The team dedicates resources across the organization to focus on developing strong brands and quality products. The sales force is allocated primarily by geographic region: Asia, Canada, Europe, Latin America and the United States, with sub-groups to sell different product lines. We operate in a matrix model with the business and operational teams to ensure consistency and fulfillment of marketing strategy and establish direction for the growth priorities of the brands. Advertising and brand building activities include public relations impressions, television, radio and print advertisements, direct to consumer marketing, mobile marketing activities, online marketing, consumer promotions, consumer contests and sweepstakes, demonstrations and educational events at trade shows.

In addition to brand development, we have an extensive licensing strategy to extend the reach of the brands across categories, geographies and strategic product extensions. We believe that utilizing licensing generates high value consumer impressions that are aligned with the strategic objectives of the brands and enhances emotional relevance of the product. We believe that Crock-Pot®, Oster®, Rival® and Sunbeam® are among the leading licensed housewares brands in the consumer products industry. We also establish strategic alliances with key external brands such as Arm & Hammer®, Draftmark®, Hawaiian Punch®, Keurig®, Margaritaville®, Therapedic®, WeMo®, and licensing agreements for our products with brands of the National Collegiate Athletic Association®, National Football League® and National Hockey League®, providing us the opportunity to broaden our consumer appeal and distribution channel penetration by leveraging their consumer recognition through exciting, differentiated products.

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

Our Consumer Solutions products are developed, designed and tested at sites around the world. The products are manufactured in owned and leased facilities in Latin America and North America and through third-party sourcing. In order to ensure the quality and consistency of our products manufactured by third-party manufacturers in Asia, we have sourcing operations, including product development, project management, sourcing management, supply chain and quality engineers and inspectors in Hong Kong and mainland China.

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

Intellectual Property

The principal trademarks in our Consumer Solutions segment consist of Bionaire®, Breville®, Cadence®, Crock-Pot®, FoodSaver®, Health o meter®, Mr. Coffee®, Oster®, Rainbow® and Sunbeam®. We believe our principal trademarks have high levels of brand-name recognition among retailers and consumers. In addition, we believe our brands have an established reputation for quality, reliability and value. We monitor and protect our brands against infringement, and we actively pursue the licensing of our trademarks to third parties for products that complement our product lines or businesses. We also hold numerous design and utility patents covering a wide variety of products, the loss of any one of which would likely not have a material adverse effect on our business taken as a whole.

Seasonality

Sales of our Consumer Solutions products generally are strongest in the fourth quarter preceding the holiday season and may be negatively affected by unfavorable retail conditions and other market trends, as well as irregular weather patterns.

Outdoor Solutions

The Outdoor Solutions segment manufactures or sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas grills, lanterns and flashlights, sleeping bags, tents and water recreation products such as inflatable boats, kayaks and personal flotation devices. The Outdoor Solutions segment is also a leading provider of fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Chub®, Fenwick®, Gulp!®, Johnson®, JRC™, Mitchell®, PENN®, Pflueger®, Sebile®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, basketball, football, lacrosse and softball products are sold under brand names such as deBeer®, Gait®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas®, Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Helium®, Hodgman®, MadDog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as CAPP3L®, Ex Officio®, K2®, Marker®, Marmot®, Planet Earth®, Ride®, Völkl® and Zoot®, and premium air beds under the AeroBed® brand. The Outdoor Solutions Segment also sells a variety of products sold internationally under brand names such as Campingaz®, Esky®, Greys®, Hardy® and Invicta®.

A summary of the well-known brand names we sell through the Outdoor Solutions segment follows:

Principal Owned Brands	Principal Products
Campingaz®, Coleman®, Esky® and Invicta®	Camping and outdoor equipment

Abu Garcia®, All Star®, Berkley®, Chub®, Fenwick®, Greys®, Gulp!®, Hardy®, Johnson®, JRC™, Mitchell®, PENN®, Pflueger®, Sebile®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®	Fishing equipment

deBeer®, Gait®, Miken®, Rawlings® and Worth®	Team sports equipment and apparel

Atlas®, Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150®	Alpine and Nordic skiing, snowboarding, snowshoeing and in-line skating equipment

Principal Owned Brands	Principal Products
Helium®, Hodgman®, MadDog Gear®, Sevylor®, Sospenders® and Stearns®	Personal flotation devices, water sports equipment and all-terrain vehicle gear

AeroBed® and Coleman®	Inflatable air beds and accessories

CAPP3L®, Ex Officio®, K2®, Marker®, Marmot®, Planet Earth®, Ride®, Völkl® and Zoot®	Technical and outdoor apparel and equipment

Sales and Marketing

The sales force is generally deployed by geographic region: Canada, Europe, Latin America, the Pacific Rim and the United States. Our focus is on providing active lifestyle products to a broad spectrum of outdoor enthusiasts, from expert rock climbers to beginner fishermen. For example, Coleman is positioned as “The Outdoor Company®”, an outdoor lifestyle brand. Within each brand, we strive to create a unique look and functionality for our products and are utilizing new and enhanced in-store merchandising to communicate those differences to the consumer. In addition, we continue to invest in brand and market research. We also regularly utilize various promotions and public relations campaigns.

In addition to brand development, we are focused on expanding our licensing strategy to enhance brand exposure and brand equity through appropriate product extensions, while generating incremental revenue and recognition. We believe we have an objective and targeted image of high quality and excellent value. We also have licensing agreements for our products with brands of Disney®, Major League Baseball®, Marvel®, Mattel®, National Basketball Association®, National Football League®, National Hockey League® and National Collegiate Athletic Association®, as well as with various individual collegiate athletics departments. We utilize these licensing rights to market and distribute products across a number of product categories.

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

Raw Materials and Sourcing of Product

Our primary raw materials include aluminum, copper, corrugated cardboard for packaging, electrical components, glass fiber, magnesium, plastic resin, steel, urethane and various textiles and fabrics. Plastic resin and urethane are components in coolers and plastic resin is also a component of several other Outdoor Solutions products. Steel is a predominate component of our products. These raw materials are purchased from regular commercial suppliers and are available from multiple sources in quantities sufficient to meet normal requirements. The supply and demand for these key raw materials are subject to cyclical and other market factors.

We also purchase a substantial number of finished products from various suppliers, but are not heavily dependent upon a single supplier for our sourced products in total.

Intellectual Property

The principal trademarks consist of Abu Garcia®, AeroBed®, Berkley®, Campingaz®, Coleman®, K2®, Marmot®, Rawlings®, Shakespeare® and Völkl®. We believe our principal trademarks in the Outdoor Solutions segment have high levels of brand-name recognition among retailers and consumers throughout Asia, Europe, Latin America and North America. In addition, we believe our brands have an established reputation for quality, reliability and value. We monitor and protect our brands against infringement, and we actively pursue the licensing of our trademarks to third parties for products that complement our product lines or businesses. We hold numerous design and utility patents covering a wide variety of products, the loss of any of which would likely not have a material adverse effect on our business as a whole.

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

Process Solutions

In addition to the three primary business segments described above, our Process Solutions segment manufactures, markets and distributes a wide variety of plastic products including closures, contact lens packaging, football helmets, medical disposables, plastic cutlery and rigid packaging. Many of these products are consumable in nature or represent components of consumer products. Our materials business produces specialty nylon polymers, conductive fibers and monofilament used in various products, including woven mats used by paper producers and weed trimmer cutting line, as well as fiberglass radio antennas for citizen band, marine and military applications. We are also the largest North American producer of niche products fabricated from solid zinc strip and are the sole source supplier of copper-plated zinc penny blanks to the United States Mint and a major supplier to the Royal Canadian Mint, as well as a supplier of brass, bronze and nickel-plated finishes on steel and zinc for coinage to other international markets. In addition, we manufacture a line of industrial zinc products marketed globally for use in the architectural, automotive, construction, electrical component and plumbing markets.

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

Government Contracts

We enter into contracts with the United States government, which contain termination provisions customary for government contracts. The United States government retains the right to terminate such contracts at its convenience. However, if a contract is terminated, we are entitled to be reimbursed for allowable costs and profits to the date of termination relating to authorized work performed to such date. The United States government contracts are also subject to reduction or modification in the event of changes in government requirements or budgetary constraints. Since entering into a contract with us in 1981, the United States government has not terminated the penny blank supply arrangement. We have a multi-year supply contract with the Royal Canadian Mint that runs through May 2016 for defined volumes on a “take or pay” basis.

Manufacturing

We manufacture our products, including the Shakespeare® brand of nylon, in facilities in Europe and North America. Our research and development group, Jarden Design Associates, engineers sustainable products and services for our business units and OEM customers.

Customers and Competition

We distribute our products globally, primarily through club stores; craft stores; direct-to-consumer channels, primarily consisting of infomercials, department stores, drugstores, grocery retailers, home improvement stores, mass merchandisers and on-line; specialty retailers and wholesalers, as well as our Yankee Candle retail stores. In 2014, approximately 15% of our consolidated net sales were to Walmart, who purchased product from all of our business segments and was our single largest customer. No other customer represents more than 5% of our consolidated net sales. Other leading customers include: Academy Sports & Outdoors, Amazon.com, Bed Bath and Beyond, Canadian Tire, Costco, Dick’s Sporting Goods, The Home Depot, Kroger, Lowe’s and Target.

The markets in which our businesses operate are generally highly competitive, based primarily on product quality, product innovation, price and customer service and support, although the degree and nature of such competition vary by location and product line. Since we offer such a broad range of consumer products, our competitors are varied and are both larger and smaller companies that offer the same or similar consumer products. We do not have a competitor that offers an array of consumer products that are comparable to ours. We have a larger number of competitors that generally only compete within a few individual products or product lines. In addition to branded products, we regularly compete against the private label brands of retailers and “generic” non-branded products in certain categories. Additionally, our Yankee Candle retail stores compete primarily with specialty candle and personal care retailers and a variety of other retailers, including department stores, gift stores and national specialty retailers that carry candles along with personal care items, giftware and housewares.

Competitive Strengths

We believe that the following competitive strengths serve as a foundation for our business strategy:

Market Leadership Positions. In North America, we believe we are a leader in several categories, including alpine skis and bindings, snowboarding and snowshoeing, baseballs, softball bats and batting helmets, softballs and gloves, camping gear, cordage, firelogs and firestarters, fishing line, fishing soft baits, rods, reels and combos, fresh preserving jars and accessories, home vacuum packaging, matches and toothpicks, personal flotation devices, playing cards, boxed plastic cutlery, premium scented candles, selected small kitchen appliances, warming blankets and a number of other branded consumer products. We believe that the specialized nature of our niche categories, and our market shares therein, provide us with competitive advantages in terms of demand from consumers and enhanced brand awareness. We believe our leadership positions contribute to our ability to attract new customers and enter new distribution channels.

We are either the named category manager, sole supplier or one of a very limited number of external vendors to the leading retailers in both the firelogs and firestarters, and rope, cord and twine product lines. In the playing card industry, we believe our Branded Consumables segment is a leading provider of playing cards under the Bee®, Bicycle® and Hoyle® brands. In our Safety and Security business we believe that our First Alert® brand is one of the most trusted names in home safety by U.S. consumers. Additionally, First Alert® was also recently named as one of “America’s Greatest Brands” by the American Brands Council. We believe we are a leading provider of cellulose sponges in Europe under the Spontex® brand and of condoms in Germany under the Billy Boy® brand. In the baby care industry, we enjoy leading positions in Brazil, France and Germany, under the Fiona®, Lillo®, NUK® and Tigex® brands and rank among the top players in Spain and the United States. In the domestic giftware industry, we believe we are a leading provider of premium scented candles under the Yankee Candle® brand. As a leading provider of small kitchen appliances, we work directly with retailers, often as the category manager, to identify and support consumers’ needs. Our Crock-Pot®, FoodSaver®, Mr. Coffee®, Oster® and Sunbeam® brands hold leading or significant positions in a number of small kitchen appliance categories. We created the home vacuum packaging category at most of our retailers and continue to lead the category by providing innovation and marketing tools to promote the FoodSaver® brand and home vacuum packaging to consumers. Our Coleman® and Campingaz® brands are widely recognized domestically, in Europe and in the Pacific Rim, and we believe we are a leader in a number of camping and outdoor equipment product categories, including tents, lanterns and stoves. Our Abu Garcia®, Berkley®, Mitchell®, PENN®, Shakespeare®, Spiderwire® and Ugly Stik® brands are recognized globally as prominent brands in fishing. Through our Helium®, Hodgman®, Nevin®, Sospenders® and Stearns® brands, we believe we are a leading provider of flotation vests, jackets and suits (“personal flotation devices”), cold water immersion products and wet suits. We believe Sevylor® is a leading brand in innovative inflatable towables, boats, kayaks and related products. We believe we are a leader in each of the ski, snowboard and snowshoe categories that we participate in. We sell alpine and Nordic skis under a number of brands, including K2®, Line®, Madshus® and Völkl®, and alpine ski bindings under the name Marker® in the three major ski markets of the world: Europe, Japan and North America. We sell boots, bindings, snowboards, snowboard outerwear and snowshoes under a number of brands including Atlas®, K2®, Morrow®, Ride®, Tubbs®, Völkl® and 5150®. We believe our Marmot® brand is a leader in the premium-priced, high-performance technical outdoor apparel and equipment market. Marmot designs, manufactures, markets and distributes performance jackets, technical rainwear, expedition garments, fleeces, outerwear, softshells, skiwear and accessories, gloves, and expedition quality tents, packs and sleeping bags and related accessories sold under the Marmot® brand name and ski apparel sold under the Marker® brand name. The Ex Officio® brand is recognized as a leader in the design, manufacture, sale and distribution of outdoor and adventure travel apparel for men and women. We believe that Rawlings® is a leading brand and supplier of baseball equipment in North America and their products include baseball gloves, baseballs, batters’ helmets, catchers’ and umpires’ protective equipment, aluminum, composite and wood baseball bats, batters’ gloves and accessories. Rawlings is a major supplier to professional, collegiate, interscholastic and amateur organizations worldwide and is also the official baseball supplier to Major League Baseball (“MLB”), Minor League Baseball and the National Collegiate Athletic Association®, as well as the official helmet supplier to MLB. Moreover Rawlings® was recently named one of “America’s Greatest Brands” by the American Brands Council. We believe Worth® and Miken® are leading brands for softball products with leading positions in collegiate and amateur slow pitch and fast pitch softball.

Strong Brand-Name Recognition. Our portfolio of leading consumer brands assists us in gaining retail shelf space and introducing new products. The Breville®, Coleman®, Crock-Pot®, First Alert®, FoodSaver®, K2®, Marmot®, Mr. Coffee®, Oster®, Pine Mountain®, Rawlings®, Ride®, Rival®, Shakespeare®, Starterlogg®, Stearns®, Sunbeam® and Völkl® brands are highly-recognized brands in their respective market segments. We believe the Rawlings® and Worth® brands in baseball, football and softball, respectively, the deBeer® and Gait® brand names in lacrosse, and K2®, Marker® and Völkl® in snowboards, skis and ski bindings have an extremely high brand name recognition in their market segments. Our Abu Garcia®, Berkley®, Mitchell®, PENN®, Pflueger®, Shakespeare®, Stren®, Trilene® and Ugly Stik® brands are highly recognized within the outdoor enthusiast and fishing market segments. We believe our Ex Officio®, K2®, Marmot®, Marker®, Planet Earth® and Völkl® brands represent quality technical apparel and equipment within their market segments. We believe Diamond® is a leading brand in plastic cutlery, kitchen matches and toothpicks for use in and around the home. We believe that the Mapa® brand is synonymous with rubber gloves in Argentina and France; that the Spontex® brand is a household name in Western and Central Europe; and that the NUK® brand is a worldwide leader in soothers. We also believe our AeroBed®, Ball®, FoodSaver®, Quickie® and Yankee Candle® brands are household names in inflatable airbeds, fresh preserving, home vacuum packaging systems and cleaning tools and related supplies and premium scented candles, respectively. Overall, we believe our strong brand recognition and consumer awareness, coupled with the quality of our products, help promote significant customer loyalty.

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

Recurring Revenue Stream. We derive recurring and, we believe, non-cyclical annual sales from many of our leading products due to their affordability and position as fundamental staples within many households. Our cord, rope and twine, feeding bottles, firelogs, firestarters, home care products (e.g., mops, rubber gloves, sponges and related cleaning products), jar closures, kitchen matches, plastic cutlery, premium scented candles and accessories, teats and toothpicks are consumable in nature and exemplify these traits. Moreover, we believe that as the installed base of FoodSaver® and Seal-a-Meal® appliances increases, our disposable storage bags and related accessories used with these appliances will constitute an increasing percentage of total food preservation revenues. Additional sources of recurring revenue include replacement blades for our grooming and shearing business and filters for air purifiers and humidifiers.

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

The commodity councils and center-led procurement operating models are highly scalable and simplify the integration of newly-acquired companies. Jarden is able to take advantage of leverage from acquired companies and offer those companies access to Fortune 500 scale, enabling the realization of synergies and cost savings. Our supply chain operations partner with all our businesses to ensure that we are continuously focused on enhancing profitability and competitive advantage. Our operating models are extended globally to adapt to the growth in our portfolio of businesses and revenue outside traditional markets in North America.

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

Chief among our priorities in the area of manufacturing is to ensure that our factories are operating safely, sustainably and efficiently and that deployed capital is delivering a strong return for our stockholders. To achieve these objectives, our manufacturing and continuous-improvement professionals participate on cross-business councils to share innovative ideas, leverage scale in the market place, and implement standards of best practice. These councils facilitate quicker problem solving by identifying and deploying the most qualified subject matter experts in the Company regardless of their business affiliation. All of our manufacturing facilities are measured by a standardized set of key performance indicators that seek to assure production processes fall within operational expectations.

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

Proven and Incentivized Management Team. Our management team has a proven track record of successful management with positive operating results. Our “Office of the Chairman” team is comprised of Martin E. Franklin, our Founder and Executive Chairman, Ian G.H. Ashken, our Co-founder, Vice Chairman and President, and James E. Lillie, our Chief Executive Officer. Our primary business units are led by executives with extensive experience in the branded consumer products markets.

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

In our Branded Consumables segment during 2014, our Leisure and Entertainment business introduced the Pine Mountain® UltrastartTM Firestarters that produce a full fire in 15 minutes and a new line of Ball® drinkware products, including Ball® Sip & Straw Lids and Ball® Drinking Mason Jars that expand the strength of the Ball® fresh preserving business. Our Jarden Home and Family business expanded its product offerings internationally in the floor category with the introduction of a new line of innovative mops (flat and steam) under the Spontex® brand and internationally we entered into a new product category of soft baby toys under the NUK® brand. Our Safety and Security business expanded its line of First Alert® Designer Safety smoke and combination smoke and carbon monoxide alarms with new models that feature a convenient sealed, 10-year battery feature, eliminating the need for battery replacements over the life of the products. These sleek, decorator-friendly 10-year battery alarms combine aesthetic, convenience and protection to meets the needs of decor-minded consumers and emerging legislative requirements. Our Yankee Candle business introduced the Scenterpiece™ Easy MeltCup System that simplifies flameless home fragrancing into one easy process, allowing customers to enjoy and quickly swap out their favorite fragrances without the cooling, scraping or pouring involved with traditional tart warmers.

During 2014, our Consumer Solutions segment continued to develop innovative products to meet the needs of consumers driven by trends in food preparation, entertaining, pet care and health and wellness. We introduced a line of wifi connected appliances under the Crock-Pot®, Holmes® and Mr. Coffee® brand names. These appliances enable remote connection via a smart device to monitor and adjust appliance settings. We also introduced the Crock-Pot® Casserole Crock whose rectangular design is perfect for casseroles, lasagna, deserts and more. We expanded our offerings of Crock-Pot® Hook Up modular, expandable slow cooking system, to include warming trays and other sized crocks. We continued to enhance our FoodSaver® food preservation system offerings with new innovation to minimize bag waste and maximize freshness and savings; we expanded our offering of pet products including Oster® shampoos and First Alert® training devices; we continued to expand our Oster® and Breville® personal blending offerings, responding to consumer trends in smoothies and healthy living; and we expanded our global offerings of Oster® DuraCeramic griddles, skillets, rice cookers, waffle makers and a new digital multifunction cooking system, all featuring our natural ceramic non-stick cooking surface that is easy to clean, healthy and scratch resistant. Additionally, we expanded our global portfolio of garment care products to include new aerodynamic dimpling and channeling technologies which reduce friction and minimize loss of steam for effortless ironing results.

During 2014, in our Outdoor Solutions segment, the camping and outdoor business introduced: a full portfolio of grills in Europe under its Campingaz® brand providing new Xcelerate® technology for improved cooking performance; and the Esky® series of high performance hard-side coolers with 44% greater ice retention than its competitors. In our Team Sports business, Rawlings expanded its iconic Heart of Hide® fielder’s glove line with the introduction of the newly developed Heart of the Hide® Prime double tanned U.S. leather that features a proprietary formulation that allows for quick break-in while maintaining pro-level durability. Rawlings also introduced the NRG ImpulseTM Plus football helmet that provides high performance protection and comfort in a sleek lightweight design. In the winter sports business, Völkl® and Marker® introduced a commercial offering of proven technologies with a new range of on-piste performance skis with new Marker UVO (Ultimate Vibration Object) and xCell race binding technologies. The Marker UVO allows Völkl® to build lighter weight skis and absorbs unwanted vibrations and disturbances leading to improved ski grip while the xCell bindings offer higher precision and control for demanding skiers. In the fishing business, we introduced a new version of our Penn Battle II fishing reel which provides improved performance over the prior version of this popular spinning reel and we expanded into a new product category with the introduction of sunglasses under the Berkley® and Spiderwire® brand names.

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

Further Expand Internationally. We derived approximately 39% of our consolidated sales in 2014 and 2013 from international markets. We believe that we can expand our international sales primarily by leveraging our distribution channel opportunities across product lines and by pursuing strategic cross-selling or co-branding in our foreign businesses with established complementary distribution channels. We also believe that our strong international distribution network will continue to assist us in placing more products into foreign channels and increase the rate at which our products assimilate themselves into homes in the European, Latin American and Pacific Rim markets.

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

Employees

As of December 31, 2014, we employed over 33,000 people in Canada, Europe, Latin America, the Pacific Rim (including China) and the United States, of which approximately 3,800 are unionized.

We have not experienced a work stoppage during the past five years. Management believes that our relationships with our employees and collective bargaining unions are satisfactory.

Research and Development

Research and development costs are expensed as incurred in connection with our internal programs for the development of products and processes. Research and development costs for 2014, 2013 and 2012 were approximately $93 million, $92 million and $88 million, respectively.

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

Our website also includes the following corporate governance materials under the tab “For Investors - Governance”: our Business Conduct and Ethics Policy; our Board of Directors Governance Principles and Code of Conduct Policy; our Stock Ownership Guidelines and Insider Trading Policy; our Management and Board of

Directors; our Committee Composition; our Insider Transactions; and the charters of our Board of Directors committees. These corporate governance materials are also available in print upon request by any stockholder to our Investor Relations department at our executive corporate headquarters.

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

Our customer base is relatively concentrated. In 2014, one customer, Walmart, accounted for approximately 15% of our consolidated net sales.

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

We depend on a continuous flow of new orders from our large, high-volume retail customers; however, we may be unable to continually meet the needs of our customers. Furthermore, on-time delivery and satisfactory customer service are becoming increasingly important to our customers. Retailers are increasing their demands on suppliers to:

•	reduce lead times for product delivery, which may require us to increase inventories and could impact the timing of reported sales;

•	improve customer service, such as with direct import programs, whereby product is supplied directly to retailers from third-party suppliers; and

•	adopt new technologies related to inventory management such as Radio Frequency Identification, otherwise known as RFID technology, which may have substantial implementation costs.

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

Some of our operations are conducted or products are sold in countries where economic growth has slowed, such as Brazil; or where economies have suffered economic, social and/or political instability or hyperinflation; or where the ability to repatriate funds has been significantly delayed or impaired in recent years, such as Venezuela and Argentina. Current government economic and fiscal policies in the economies, including stimulus measures and currency exchange rates and controls, may not be sustainable and, as a result, our sales or profits related to those countries may decline. The economies of other foreign countries important to our operations, including other countries in Asia, Europe and Latin America, could also suffer slower economic growth or economic, social and/or political instability or hyperinflation in the future. Our international operations (and particularly our business in emerging markets), including manufacturing and sourcing operations (and the international operations of our customers), are subject to inherent risks which could adversely affect us, including, among other things:

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

Currency devaluations or fluctuations or exchange controls may significantly increase our expenses and affect our results of operations as well as the carrying value of international assets on our balance sheet, especially where the currency is subject to intense political and other outside pressure, such as in the case of the Venezuelan Bolivar and the Chinese Renminbi.

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

In 2010, Venezuela was designated a hyper-inflationary economy. Consequently, the Company changed the functional currency of the Company’s subsidiaries in Venezuela from the Venezuelan Bolivar to the U.S. dollar and recorded an accounting charge against earnings relating to foreign exchange translation as a result of the hyperinflationary status. The Venezuelan government devalued its currency in 2010 and again in February 2013. We believe it is likely that additional significant devaluations will occur in the future. The effect of these historical devaluations has been, and the effect of any future devaluation of the Venezuelan Bolivar will be, to impact negatively the carrying value of our assets in Venezuela and our results of operations because the earnings and assets of our Venezuelan operations will be reduced when translated into U.S. dollars. There can be no assurance that there will not be further devaluations of the Venezuelan currency, which could materially adversely affect our business, results of operations and financial condition. In 2013, the Venezuelan government eliminated the regulated System of Transactions in Foreign Currency Denominated Securities (“SITME”) market and established a new auction-based exchange rate market program, the Complementary System of Foreign Currency Administration (“SICAD”). As of December 31, 2014, the Company recorded a remeasurement charge related to remeasuring the Company’s Bolivar-denominated assets and liabilities at their expected settlement rates based on the Company’s experience with the foreign exchange markets for Venezuelan Bolivars during 2014. In February 2015, the Venezuelan government eliminated certain portions of the SICAD and established an additional regulated foreign exchange system for Venezuelan Bolivars called the Marginal Currency System (“SIMADI”). It is too early to determine the impact on the Company of the new SIMADI system. Accordingly, there can be no assurance that the Company and its subsidiaries operating in Venezuela will be able to convert Bolivar cash balances into U.S. dollars or, if they are able to do so, that such conversion will be on commercially acceptable terms. If the Company is not able to convert Venezuelan Bolivars into U.S. dollars in a timely manner or on acceptable terms, the Company could experience currency exchange losses that could have a material adverse effect on our results of operations.

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

We have a significant amount of indebtedness. As of December 31, 2014, we had total indebtedness of approximately $5.1 billion. Our significant indebtedness could:

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

The terms of the instruments governing our indebtedness, including our senior secured credit facility and the indentures governing our 7 1⁄2% senior subordinated notes due 2017, our 1 7/8% senior subordinated convertible notes due 2018, our 1 1⁄2% senior subordinated convertible notes due 2019, our 3 3⁄4 senior notes due 2021, our 6 1⁄8% senior notes due 2022 and our 1 1⁄8% senior subordinated convertible notes due 2034, allows us to issue and incur additional debt upon satisfaction of certain conditions. We anticipate that any future acquisitions we pursue as part of our growth strategy or potential stock repurchase programs may be financed through a combination of cash on hand, operating cash flow, availability under our existing credit facilities and new capital market offerings. If new debt is added to current debt levels, the related risks described above could increase.

In addition, the instruments governing our indebtedness, including our senior secured credit facility and the indentures governing our 7 1⁄2% senior subordinated notes due 2017, our 1 7/8% senior subordinated convertible notes due 2018, our 1 1⁄2% senior subordinated convertible notes due 2019, our 3 3⁄4 senior notes due 2021, our 6 1⁄8% senior notes due 2022 and our 1 1⁄8% senior subordinated convertible notes due 2034, contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.

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

Our indebtedness, including our senior secured credit facility and the indentures governing our 7 1⁄2% senior subordinated notes due 2017, our 1 7/8% senior subordinated convertible notes due 2018, our 1 1⁄2% senior subordinated convertible notes due 2019, our 3 3⁄4% senior notes due 2021, our 6 1⁄8% senior notes due 2022 and our 1 1⁄8% senior subordinated convertible notes due 2034, contain various covenants which limit our management’s discretion in the operation of our business and the failure to comply with such covenants could have a material adverse effect on our business, financial condition and results of operations.

The instruments governing our indebtedness, including our senior secured credit facility and the indentures governing our 7 1⁄2% senior subordinated notes due 2017, our 1 7/8% senior subordinated convertible notes due 2018, our 1 1⁄2% senior subordinated convertible notes due 2019, our 3 3⁄4% senior notes due 2021, our 6 1⁄8% senior notes due 2022 and our 1 1⁄8% senior subordinated convertible notes due 2034, contain various provisions that limit our management’s discretion by restricting our and our subsidiaries’ ability to, among other things and in certain instances:

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

A significant portion of our products are manufactured by third-party suppliers in Asia, primarily the People’s Republic of China, or at our own facilities in China. Our ability to continue to select reliable vendors who provide timely deliveries of quality parts and products will impact our success in meeting customer demand for timely delivery of quality products. Furthermore, the ability of our own facilities to timely deliver finished goods, and the ability of third-party suppliers to timely deliver finished goods and/or raw materials, may be affected by events beyond their control, such as inability of shippers to timely deliver merchandise due to work stoppages or slowdowns, or significant weather and health conditions (such as SARS) affecting manufacturers and/or shippers. Any adverse change in, among other things, any of the following could have a material adverse effect on our business, results of operations and financial condition:

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

If we experience revenue declines and decreased profitability, we may incur future impairment charges that could have a material adverse effect on our results of operations.

Our revenue growth and profitability are dependent on our ability to introduce new products and maintain market share. Several factors also impact our profitability which are discussed in this section. If declines in revenues and profitability prevent us from achieving our earnings projections, we may incur impairment charges related to goodwill or indefinite lived intangible assets, or both, which could have a material adverse effect on our results of operations.

Our business, results of operations and financial condition could be materially adversely affected by the loss of our executive officers and the inability to attract and retain appropriately qualified replacements or the diversion of our executive officers’ time and energy to permitted outside interests.

We are highly dependent on the continuing efforts of our executive officers, particularly Martin E. Franklin, our Founder and Executive Chairman, Ian G.H. Ashken, our Co-Founder, Vice Chairman and President, and James E. Lillie, our Chief Executive Officer, who make up our “Office of the Chairman”. We believe these officers’ experience in the branded consumer products industry and our business, and with strategic acquisitions of complementary businesses within our primary business segments, have been important to our historical growth and are important to our future growth strategy. We currently have employment agreements with all of these executive officers. However, we cannot assure you that we will be able to retain any of these executive officers. Our business, results of operations and financial condition could be materially adversely affected by the loss of any of these executive officers and the inability to attract and retain appropriately qualified replacements. We do not maintain “key man” insurance on any of our executive officers.

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

Approximately 490 union workers are covered by collective bargaining agreements at five of our U.S. facilities. These agreements expire at our jar closure facility (Muncie, Indiana) in 2017, at our match manufacturing facility (Cloquet, Minnesota) in 2015 and 2019, at our zinc facility (Greeneville, Tennessee) in 2017, at our babycare facility (Reedsburg, Wisconsin) in 2017 and at our monofilament plant (Enka, North Carolina) in 2016. Additionally, approximately 60 employees at our Legutiano, Spain manufacturing facility, approximately 160 employees at our Lyon, France facility, approximately 207 employees at our Ipoh, Malaysia facility, approximately 330 employees at our Zeven, Germany facility, approximately 40 employees at our other European facilities and approximately 2,500 employees at our Latin America facilities are unionized.

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

See Note 11 (Commitments and Contingencies) of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2014 for a further discussion of these and other regulatory and litigation-related matters.

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

In addition to operational standards, environmental laws also impose obligations on various entities to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination. Accordingly, we may be liable, either contractually or by operation of law, for remediation costs even if the contaminated property is not presently owned or operated by us, is a landfill or other location where we have disposed wastes, or if the contamination was caused by third parties during or prior to our ownership or operation of the property. Given the nature of the past industrial operations conducted by us and others at these properties, there can be no assurance that all potential instances of soil or groundwater contamination have been identified, even for those properties where an environmental site assessment has been conducted. We do not believe that any of our existing remediation obligations, including at third-party sites where we have been named a potentially responsible party, will have a material adverse effect upon our business, results of operations or financial condition. However, future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to additional remediation liabilities that may be material. See “Environmental Matters” under Note 11 (Commitments and Contingencies) of the notes to our consolidated financial statements in this Annual Report on Form 10-K for the year ended December 31, 2014 for a further discussion of these and other environmental-related matters.

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

Our corporate offices are located in leased office space in Boca Raton and Miami, Florida, in Norwalk, Connecticut and in Rye, New York. At December 31, 2014, the Company and its subsidiaries lease or own facilities throughout the U.S., some of which have multiple buildings and warehouses, and these U.S. facilities encompass approximately 18 million square feet. We lease or own international facilities encompassing approximately 12 million square feet primarily in Asia, Canada, Europe and Latin America. Of the U.S. and international manufacturing and warehouse facilities, approximately 17 million square feet of space is owned, while the remaining 13 million square feet of space is leased. The approximate percentage of the facility square footage used by each segment is as follows: Branded Consumables—43%; Consumer Solutions—16%; Outdoor Solutions—37%; and Process Solutions—4%.

In general, our properties are well-maintained, considered adequate and are utilized for their intended purposes. See Note 5 to our consolidated financial statements, Property, Plant and Equipment, which discloses amounts invested in land, buildings and machinery and equipment. Also see Note 11 (Commitments and Contingencies) to our consolidated financial statements, which discloses the Company’s operating lease commitments.

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

The executive officers of our Company are as follows:

Martin E. Franklin, age 50, is the Company’s Founder and serves as Executive Chairman of our Company. Mr. Franklin was appointed to our Board of Directors on June 25, 2001 and became Chairman and Chief Executive Officer effective September 24, 2001 and served as Chairman and Chief Executive Officer until June 13, 2011, at which time he began service as Executive Chairman. Mr. Franklin is also a principal and executive officer of a number of private investment entities. Mr. Franklin also served as the Chairman and/or Chief Executive Officer of three public companies, Benson Eyecare Corporation, Lumen Technologies, Inc. and Bollé Inc., between 1992 and 2000. Mr. Franklin also currently serves as a director of three other public companies, Nomad Holdings Limited, Platform Specialty Products Corporation and Restaurant Brands International Inc.

Ian G.H. Ashken, age 54, is the Company’s Co-Founder and serves as Vice Chairman and President of our Company. Mr. Ashken was appointed to the Board of Directors on June 25, 2001 and became Vice Chairman, Chief Financial Officer and Secretary effective September 24, 2001. Mr. Ashken was Secretary until

February 15, 2007 and Chief Financial Officer until June 12, 2014. Mr. Ashken is also a principal and executive officer of a number of private investment entities. Mr. Ashken also served as the Vice Chairman and/or Chief Financial Officer of three public companies, Benson Eyecare Corporation, Lumen Technologies, Inc. and Bollé, Inc. between 1992 and 2000. Mr. Ashken also currently serves as a director of Platform Specialty Products Corporation.

James E. Lillie, age 53, is Chief Executive Officer of our Company. Mr. Lillie joined our Company in August 2003 as Chief Operating Officer and assumed the additional title and responsibilities of President effective January 2004. Mr. Lillie served as President and Chief Operating Officer until June 13, 2011, at which time he began service as Chief Executive Officer. From 2000 to 2003, Mr. Lillie served as Executive Vice President of Operations at Moore Corporation, Limited, a diversified commercial printing and business communications company. From 1999 to 2000, Mr. Lillie served as Executive Vice President of Operations at Walter Industries, Inc., a Kohlberg, Kravitz, Roberts & Company (“KKR”) portfolio company. From 1990 to 1999, Mr. Lillie held a succession of senior level management positions across a variety of disciplines, including human resources, manufacturing, finance and operations at World Color, Inc., another KKR portfolio company.

Alan W. LeFevre, age 55, is Executive Vice President – Finance and Chief Financial Officer of our Company. Mr. LeFevre has been with the Company since January 2005 where he has served as Executive Vice President and Chief Financial Officer of the Company’s Jarden Consumer Solutions subsidiary (“JCS”) until June 12, 2014. From 1997 to 2005, Mr. LeFevre was with American Household, Inc., which was acquired by the Company in January 2005, where he held positions of increasing responsibility.

John E. Capps, age 50, is Executive Vice President – Administration, General Counsel and Secretary of our Company. Mr. Capps has been with the Company since January 2005. From 2003 to 2005, Mr. Capps was with American Household, Inc. which was acquired by the Company in January 2005, where he most recently served as Vice President-Legal. Prior to 2003, Mr. Capps was in private law practice with the firm Sullivan & Cromwell LLP.

Richard T. Sansone, age 48, is Executive Vice President – Operations of our Company. Mr. Sansone has been with the Company since December 2005. Prior to joining our Company, he most recently served as Senior Vice President, Controller and Chief Accounting Officer of RR Donnelley and Sons (formerly Moore Corporation, Limited), from April 2001 to December 2005. From 1992 to 2001, Mr. Sansone was with PricewaterhouseCoopers LLP where he was an Audit Senior Manager.

Our executive officers serve at the discretion of our Board of Directors.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market; Market Price; and Dividends for Registrant’s Common Equity

Jarden Corporation’s (the “Company” or “Jarden”) common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “JAH.” As of February 17, 2015, there were approximately 3,000 registered holders of record of the Company’s common stock, par value $0.01 per share. On February 17, 2015, the last recorded sales price of the Company’s common stock was $52.02. In January 2012, the Company announced that the Board of Directors of the Company (the “Board”), in connection with the acceleration of its stock repurchase program, had decided to suspend the Company’s dividend program following the dividend paid on January 31, 2012.

The table below sets forth the intraday high and low sales prices of the Company’s common stock as reported on the NYSE for the periods indicated:

	Common Stock Price
	2014		2013
	High	Low	High	Low
First Quarter	$42.67	$38.10	$29.50	$23.39
Second Quarter	40.58	36.17	32.85	27.84
Third Quarter	41.37	36.73	33.40	28.59
Fourth Quarter	48.72	36.27	40.95	30.89

On November 24, 2014, the Company consummated a 3-for-2 stock split in the form of a stock dividend of one additional share of common stock for every two shares of common stock. The Company retained the current par value of $0.01 per share for all shares of common stock. All references to the number of shares outstanding, issued shares, per share amounts and restricted stock and stock option data of the Company’s common stock have been restated to reflect the effect of the stock split for all periods presented in this Annual Report on Form 10-K.

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

The graph below compares total stockholder return on the Company’s common stock from December 31, 2009 through December 31, 2014 with the cumulative total return of (a) the Standard and Poor’s (“S&P”) 500 Index, and (b) the S&P Midcap 400 Index, assuming a $100 investment made on December 31, 2009. Each of the three measures of cumulative total return assumes reinvestment of dividends, if applicable. The stock performance shown on the graph below is based on historical data and is not indicative of, or intended to forecast, possible future performance of the Company’s common stock.

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

The following tables set forth the Company’s selected financial data as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010. The selected financial data set forth below has been derived from the audited consolidated financial statements and related notes thereto, where applicable, for the respective fiscal years. The selected financial data should be read in conjunction with “Management’s Discussion and

Analysis of Financial Condition and Results of Operations,” as well as the consolidated financial statements and notes thereto. These historical results are not necessarily indicative of the results to be expected in the future. Certain reclassifications have been made in the Company’s financial statements of prior years to conform to the current year presentation. These reclassifications had no impact on previously reported net income.

	As of and for the Years Ended December 31,
(in millions, except per share data)	2014(b)	2013(b)	2012	2011	2010(b)
STATEMENTS OF OPERATIONS DATA
Net sales	$8,287.1	$7,355.9	$6,696.1	$6,679.9	$6,022.7
Operating earnings (a)	639.8	572.9	576.8	522.9	407.3
Interest expense, net	210.3	195.4	185.3	179.7	177.8
Loss on early extinguishment of debt	56.7	25.9	—	12.8	—
Income tax provision	130.3	147.7	147.6	125.7	122.8

Net income (a)	$242.5	$203.9	$243.9	$204.7	$106.7

Basic earnings per share (a)	$1.31	$1.20	$1.39	$1.03	$0.53
Diluted earnings per share (a)	$1.28	$1.18	$1.38	$1.03	$0.53
OTHER FINANCIAL DATA
Net cash provided by operating activities	$627.0	$668.5	$480.3	$427.1	$289.0
Net cash provided by (used in) financing activities	265.5	1,405.6	164.7	(196.7)	480.2
Net cash used in investing activities	(711.5)	(1,957.4)	(427.5)	(113.1)	(883.1)
Depreciation and amortization	191.1	165.9	152.8	163.7	142.8
Capital expenditures	202.1	211.0	154.5	126.9	137.5
Cash dividends declared per common share (d)	—	—	—	0.15	0.15
BALANCE SHEET DATA
Cash and cash equivalents	$1,164.8	$1,128.5	$1,034.1	$808.3	$695.4
Working capital (e)	2,240.8	2,044.1	2,081.7	2,029.8	1,693.6
Total assets	10,799.3	10,096.1	7,710.6	7,116.7	7,093.0
Total debt	5,058.9	4,742.4	3,798.1	3,159.4	3,240.6
Total stockholders’ equity	2,609.3	2,549.7	1,759.6	1,912.0	1,820.5

(a)	Includes the following significant items affecting comparability:

•	2014 includes: $175 million of foreign exchange-related charges related to the Company’s Venezuela operations, which are primarily comprised of a foreign exchange-related charge of $151 million due to the write-down of net monetary assets (see Note 1 to the consolidated financial statements); non-cash impairment charges of $25.4 million related to the impairment of intangible assets (see Note 6 to the consolidated financial statements); $42.0 million of acquisition-related and other costs, net; and a $56.7 million loss on the extinguishment of debt (see Note 9 to the consolidated financial statements).

•	2013 includes: $29.0 million of foreign exchange-related charges related to the Company’s Venezuela operations (see Note 1 to the consolidated financial statements); $89.8 million for the purchase accounting adjustment charged to cost of sales for the elimination of manufacturer’s profit in inventory related to acquisitions; $22.0 million of restructuring costs (see item (c) below); and a $25.9 million loss on the extinguishment of debt (see Note 9 to the consolidated financial statements).

•	2012 includes: $27.1 million of restructuring costs (see item (c) below); and $17.5 million of acquisition-related and other costs, net.

•	2011 includes: non-cash impairment charges of $52.5 million, primarily comprised of a non-cash impairment charge of $43.4 million related to the impairment of goodwill and intangibles; $23.4 million of restructuring costs (see item (c) below); and $21.4 million of acquisition-related and other costs, net.

•	2010 includes: $70.6 million of non-cash charges related to the Company’s Venezuela operations; $42.3 million of acquisition-related and other charges, net, primarily related to acquisitions completed in 2010; purchase accounting adjustments of $27.4 million for the purchase accounting adjustment charged to cost of sales for the elimination of manufacturer’s profit in inventory related to acquisitions; and a $19.7 million non-cash charge related to the impairment of goodwill and intangibles.

(b)	The results of Rexair Holdings, Inc., Yankee Candle Investments LLC, Mapa Spontex Baby Care and Home Care businesses, Aero Products International, Inc. and Quickie Manufacturing Corporation are included from their dates of acquisition of August 29, 2014, October 3, 2013, April 1, 2010, October 1, 2010 and December 17, 2010, respectively.

(c)	Restructuring costs include costs associated with exit or disposal activities, including costs of employee and lease terminations and facility closings or other exit activities (see Note 16 to the consolidated financial statements).

(d)	In January 2012, the Company announced that the Board had decided to suspend the Company’s dividend program following the dividend paid on January 31, 2012.

(e)	Working capital is defined as current assets less current liabilities. For 2014, 2013, 2012, 2011 and 2010, working capital excluding cash was $1.1 billion, $916 million, $1.0 billion, $1.2 billion and $998 million, respectively.

Item	7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operations of Jarden Corporation and its subsidiaries (hereinafter referred to as the “Company” or “Jarden”) should be read together with the consolidated financial statements and notes to those statements included in Item 8 of Part II of this Annual Report on Form 10-K. Unless otherwise indicated, references in the following discussion to 2014, 2013 and 2012 are to Jarden’s fiscal years ended December 31, 2014, 2013 and 2012, respectively.

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

The Branded Consumables segment manufactures or sources, markets and distributes a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples, including arts and crafts paint brushes, air fresheners, brooms, brushes, buckets, children’s card games, clothespins, collectible tins, condoms, cord, rope and twine, dusters, dust pans, feeding bottles, fencing, fire extinguishing products, firelogs and firestarters, foam coolers, fresh preserving jars and accessories, home decor accessories, home fragrance products, kitchen matches, mops, other craft items, pacifiers, plastic cutlery, playing cards and accessories, rubber gloves and related cleaning products, safes, premium scented candles and accessories, security cameras, security doors, smoke and carbon monoxide alarms, soothers, sponges, storage organizers and workshop accessories, teats, toothpicks, travel sprays, window guards and other accessories. This segment markets our products under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, Billy Boy®, BRK®, Crawford®, Diamond®, Fiona®, First Alert®, First Essentials®, Hoyle®, Java-Log®, KEM®, Kerr®, Lehigh®, Lifoam® Lillo®, Loew-Cornell®, Mapa®, NUK®, Pine Mountain®, ProPak®, Quickie Green Cleaning®, Quickie Home-Pro®, Quickie Microban®, Quickie Original®, Quickie Professional®, Spontex®, Tigex®, Wellington® and Yankee Candle® brand names, among others.

The Consumer Solutions segment manufactures or sources, markets, and distributes a diverse line of household products, including kitchen appliances and home environment products. This segment maintains a strong portfolio of globally-recognized brands including Bionaire®, Cadence®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rainbow®, Rival®, Seal-a-Meal®, Sunbeam® and Villaware®. The principal products in this segment include: household kitchen appliances, such as blenders, coffeemakers, irons, mixers, slow cookers, tea kettles, toasters, toaster ovens and vacuum packaging machines; home environmental products, such as air purifiers, fans, heaters, humidifiers and vacuum cleaning systems; clippers, trimmers and other hair care products for professional use in the beauty and barber and animal categories; electric blankets, mattress pads and throws; products for the hospitality industry; and scales for consumer use. The Consumer Solutions segment also has rights to sell various small appliance products, in substantially all of Europe under the Breville® brand name.

The Outdoor Solutions segment manufactures or sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas grills, lanterns and flashlights, sleeping bags, tents and water recreation products such as inflatable boats, kayaks and tow-behinds. The Outdoor Solutions segment is also a leading provider of fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, PENN®, Pflueger®, Sebile®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, softball, football, basketball and lacrosse products are sold under brand names such as deBeer®, Gait®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas®, Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Helium®, Hodgman®, MadDog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as CAPP3L®, Ex Officio®, K2®, Marker®, Marmot®, Planet Earth®, Ride®, Völkl®and Zoot®, and premium air beds under the AeroBed® brand. The Outdoor Solutions Segment also sells a variety of products sold internationally under brand names such as Campingaz®, Esky®, Greys®, Hardy® and Invicta®.

The Process Solutions segment manufactures, markets and distributes a wide variety of plastic products including closures, contact lens packaging, medical disposables, plastic cutlery and rigid packaging. Many of these products are consumable in nature or represent components of consumer products. This segment’s materials business produces specialty nylon polymers, conductive fibers and monofilament used in various products, including woven mats used by paper producers and weed trimmer cutting line, as well as fiberglass radio antennas for citizen band, marine and military applications. This segment is also a leading North American producer of niche products fabricated from solid zinc strip and is the sole source supplier of copper-plated zinc penny blanks to the United States Mint and a major supplier to the Royal Canadian Mint, as well as a supplier of brass, bronze and nickel-plated finishes on steel and zinc for coinage to other international markets. In addition, the Company manufactures a line of industrial zinc products marketed globally for use in the architectural, automotive, construction, electrical component and plumbing markets.

The Company’s objective is to increase profitability, cash flow and revenue while enhancing our position as a leading manufacturer, marketer and distributor of branded consumer products “used in and around the home” and “home away from home.” The Company’s strategy for achieving these objectives includes the following key elements:

•	further penetrate existing distribution channels by leveraging our strong existing customer relationships and attracting new customers;

•	leverage our strong brand names, customer relationships and proven capacity for innovation to develop new products and product extensions in each of our major product categories;

•	pursue strategic acquisitions;

•	gradually expand international revenues to approximately 50% of total revenue;

•	expand margins through operating efficiencies and the realization of synergies from our supply chain, distribution and production costs;

•	take advantage of cross-channel opportunities by using each business’ geographic strength to support expansion of affiliated businesses;

•	efficiently deploy working capital to enhance operating cash flow;

•	maintain capital expenditures at an annualized run rate in the range of approximately 2.0% - 2.5% of net sales; and

•	prudently and creatively access capital markets.

The Company believes its product innovations and product extensions will continue to drive sales growth in both new and existing customers while also expanding margins. Strategic acquisitions and continued geographic expansion, depending on overall market conditions, help supplement sales growth and product extensions. The Company believes savings from operational efficiencies from supply chain, distribution and production costs synergies will provide increased cash flow from operations.

Summary of Significant 2014 Activities

•	In December 2014, the Company entered into an amendment to its senior secured credit facility (the “Facility”), which resulted in, among other things, lowering the spread and extending the maturity date on the term loan A facility. Following the amendment, the senior secured term loan A portion of the Facility, which matures in December 2019, bears interest at LIBOR plus 175 basis points.

•	On November 24, 2014, the Company consummated a 3-for-2 stock split in the form of a stock dividend of one additional share of common stock for every two shares of common stock. The Company retained the current par value of $0.01 per share for all shares of common stock. All references to the number of shares outstanding, issued shares, per share amounts and restricted stock and stock option data of the Company’s common stock have been restated to reflect the effect of the stock split for all periods presented in the Company’s accompanying condensed consolidated financial statements and footnotes thereto. Stockholders’ equity reflects the effect of the stock split by reclassifying from additional paid-in capital to common stock, an amount equal to the par value of the additional shares resulting from the stock split.

•	In July 2014, the Company completed the sale of €300 million in aggregate principal amount of 3 3⁄4% senior notes that mature in October 2021, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain persons outside of the U.S. pursuant to Regulation S under the Securities Act.

•	During April 2014, the Company redeemed the entire principal amount outstanding for both the U.S. dollar tranche and the Euro dollar tranche of the 7 1⁄2% Senior Subordinated Notes due 2020 for total consideration, excluding accrued interest, of $523 million (the “Redemption”). As a result of these debt extinguishments, the Company recorded a loss on the extinguishment of debt of approximately $54 million during the three months ended June 30, 2014, primarily comprised of prepayment premiums and a non-cash charge due to the write-off of deferred debt issuance costs.

•	In March 2014, the Company completed a private offering for the sale of $690 million aggregate principal amount of 1 1⁄8% senior subordinated convertible notes due 2034 (the “2034 Convertible Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and received net proceeds of approximately $674 million, after deducting fees and expenses.

•	In February 2014, the Company’s Board of Directors authorized an increase in the then available amount under the Company’s existing stock repurchase program (the “Stock Repurchase Program”) to allow for the repurchase of up to $500 million in the aggregate of the Company’s common stock.

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

2014 Activity

On August 29, 2014, the Company completed the acquisition of Rexair Holdings, Inc. (“Rexair”), a global provider of premium vacuum cleaning systems sold primarily under the Rainbow® brand name (the “Rexair Acquisition”). The total value of the transaction, including debt assumed and repaid, was approximately $349 million, subject to certain adjustments. The acquisition of Rexair is expected to expand distribution channels, as well as expand the Company’s current product offerings. Rexair is reported in the Company’s Consumer Solutions segment and is included in the Company’s results of operations from the date of acquisition. Based on the Company’s preliminary valuations, which are subject to further refinement, the Company allocated the total purchase price, net of cash acquired, to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition.

During 2014, the Company completed two other tuck-in acquisitions that by nature were complementary to the Company’s core businesses and from an accounting standpoint were not significant.

2013 Activity

On October 3, 2013, the Company acquired Yankee Candle Investments LLC (“Yankee Candle”), a leading specialty-branded premium scented candle company (the “YCC Acquisition”). The total value of the YCC Acquisition, including debt assumed and/or repaid, was approximately $1.8 billion. The YCC Acquisition extends the Company’s portfolio of market-leading, consumer brands in niche, seasonal staple categories, while creating opportunities in cross-selling and broadening the global distribution platform. The YCC Acquisition enhances the Company’s overall margin profile and is consistent with the Company’s disciplined acquisition criteria of purchasing leading, niche consumer-oriented brands with attractive cash flows and strong management. Yankee Candle is reported in the Company’s Branded Consumables segment and was included in the Company’s results of operations from October 3, 2013.

During 2013, the Company completed one other tuck-in acquisition that by nature was complementary to the Company’s core businesses and from an accounting standpoint was not significant.

2012 Activity

During 2012, the Company completed three tuck-in acquisitions that by nature were complementary to the Company’s core businesses and from an accounting standpoint were not significant.

Venezuela Operations

Up until December 31, 2014, the financial statements of the Company’s subsidiaries operating in Venezuela were remeasured at and are reflected in the Company’s consolidated financial statements at the CENCOEX exchange rate (“official exchange rate”) of 6.30 Bolivars per U.S. dollar, which was the Company’s expected settlement rate.

In 2013, the Venezuelan government established a new auction-based exchange rate market program, the Complementary System for Foreign Currency Administration (“SICAD”). In 2014, the Venezuelan government mandated that dividends and royalties be executed under the SICAD program and also introduced an additional currency exchange program, commonly referred to as SICAD-II. At December 31, 2014, the exchange rates for SICAD and SICAD-II were 12.0 and 50.0 Bolivars per U.S. dollar, respectively. Historically, the majority of the Company’s purchases have qualified for the official exchange rate and the Company has been able to convert Bolivars at the official exchange rate. Due to the evolving foreign exchange control environment in Venezuela and additional experience with the various foreign exchange mechanisms, as of December 31, 2014, the Company determined it would be most appropriate for it to remeasure the financial statements of the Company’s subsidiaries operating in Venezuela at the SICAD-II exchange rate. As a result of the change to the SICAD-II exchange rate, the results of operations for 2014 includes a foreign exchange-related charge of $151 million related to the write-down of net monetary assets due to this remeasurement. This charge is included in selling, general and administrative expenses (“SG&A”). At December 31, 2014, the Company’s Bolivar-denominated net assets were approximately $22 million, including $18 million of cash, most of which is cash denominated in Bolivars converted at the SICAD-II rate. During 2014, the Company was able to convert Bolivars to U.S. dollars at all three available exchange rates.

At December 31, 2014, net property, plant and equipment of approximately $40 million related to the Company’s operation in Venezuela, which is valued at historical cost, may be exposed to future impairments should the market exchange mechanisms not provide sufficient liquidity for operations or should the macro-economic conditions in Venezuela further deteriorate.

On February 8, 2013, the Venezuelan government announced its intention to further devalue the Bolivar relative to the U.S. dollar. As a result of the devaluation, the official exchange rate changed to 6.30 Bolivars per U.S. dollar for imported goods. As such, beginning in February 2013, the financial statements of the Company’s subsidiaries operating in Venezuela were remeasured at the official exchange rate. During 2013, the Company recorded $29.0 million of devaluation-related charges related to its Venezuela operations, which are almost entirely comprised of a charge related to the write-down of monetary assets due to the change in the official exchange rate. These charges are included in SG&A.

Subsequent Event

On February 10, 2015, the Venezuelan government established a new foreign exchange system, the Marginal Currency System (“SIMADI”). Furthermore, in February 2015 shortly after establishment of SIMADI, the SICAD-II program was eliminated. The Company is evaluating the impact of these events to determine the potential charge that could result from remeasuring the Bolivar-denominated net monetary assets of the Company’s Venezuela operations, as well as the ongoing operational and financial impact.

Consolidated Results of Operations

	Years Ended December 31,
(in millions)	2014	2013	2012
Net sales	$8,287.1	$7,355.9	$6,696.1
Cost of sales	5,654.2	5,241.2	4,771.7

Gross profit	2,632.9	2,114.7	1,924.4
Selling, general and administrative expenses	1,960.0	1,519.8	1,320.5
Restructuring costs, net	7.7	22.0	27.1
Impairment of goodwill, intangibles and other assets	25.4	—	—

Operating earnings	639.8	572.9	576.8
Interest expense, net	210.3	195.4	185.3
Loss on early extinguishment of debt	56.7	25.9	—

Income before taxes	372.8	351.6	391.5
Income tax provision	130.3	147.7	147.6

Net income	$242.5	$203.9	$243.9

Results of Operations — Comparing 2014 to 2013

	Net Sales		Operating Earnings (Loss)
	Years Ended December 31,
(in millions)	2014	2013	2014	2013
Branded Consumables	$2,993.6	$2,266.6	$395.3	$253.5
Consumer Solutions	2,211.6	2,040.0	329.6	270.0
Outdoor Solutions	2,739.2	2,724.4	193.4	196.1
Process Solutions	427.5	403.6	39.8	40.4
Corporate	—	—	(318.3)	(187.1)
Intercompany eliminations	(84.8)	(78.7)	—	—

	$8,287.1	$7,355.9	$639.8	$572.9

Note:	Changes in net sales on a currency-neutral basis that are presented hereafter are provided to enhance visibility of the underlying operations by excluding the impact of foreign currency translation on period-over-period changes.

Net Sales

Net sales for 2014 increased $931 million, or 12.7%, to $8.3 billion versus the prior year. Excluding the impact of the YCC Acquisition and the Rexair Acquisition (approximately 8%), net sales on a currency-neutral basis increased approximately 6%, primarily due to increased demand and sell-through in certain product categories, favorable weather conditions and increased seasonal demand for certain product categories, expanded product offerings and increased demand internationally in certain product categories, partially offset by lower seasonal demand and weakness in certain other product categories. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 1%.

Net sales in the Branded Consumables segment increased $727 million, or 32.1%. Excluding the impact of the YCC Acquisition (approximately 24%), net sales on a currency-neutral basis increased approximately 9%, primarily due to increased sales in certain product categories in the home care, leisure and entertainment and safety and security businesses, including the food preservation category, primarily due to increased point of sale and product demand; the firebuilding category whose sales were positively affected by favorable weather conditions during the first quarter of 2014 and increased seasonal demand; the safety and security category whose sales increased sales in certain products in part due to increased demand at certain mass market retailers; and increased seasonal demand in the Yankee Candle business. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 1%.

Net sales in the Consumer Solutions segment increased $172 million, or 8.4%. Excluding the impact of the Rexair Acquisition (approximately 2%), net sales on a currency-neutral basis increased approximately 8%. The increase is primarily due to increased demand internationally, primarily in Latin America, which contributed to an increase in net sales of approximately 7%, largely due to expanded product offerings in the small appliance category, increased point of sale and expanded distribution and an increase in domestic net sales, which contributed to an increase in net sales of approximately 1%, largely due to increased orders in certain small appliance and home environment product categories at certain mass market retailers. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 2%.

Net sales in the Outdoor Solutions segment increased $14.8 million, or 0.5%. Net sales on a currency-neutral basis increased approximately 2%. Net sales in the apparel, camping and outdoor and fishing businesses provided an increase in net sales of approximately 3%. The increase is primarily due to increased demand at certain mass market retailers, favorable weather conditions in certain regions and increased demand internationally in certain businesses, primarily in Asia and Europe, due in part to improved point of sale, new product offerings and improved economic conditions in certain regions. This increase was partially offset by decreased sales in certain other businesses, primarily the winter sports business, largely due to lower seasonal demand in certain winter sports categories, the timing of sales and weakness in certain product categories. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 1%.

Net sales in the Process Solutions segment increased 5.9% on a period-over-period basis, primarily due to increased sales within each of its business units.

Cost of Sales

Cost of sales for 2014 increased $413 million, or 7.9%, to $5.6 billion versus the prior year. The increase was primarily due to increased sales (approximately $295 million) and the YCC Acquisition, partially offset by the cost of sales impact of improved margins (approximately $66 million), a gain on the sale of an Asian manufacturing facility (approximately $39 million) and favorable foreign currency translation (approximately $69 million). Cost of sales as a percentage of net sales for 2014 and 2013 was 68.2% and 71.3%, respectively (67.9% and 70.0% for 2014 and 2013, respectively, excluding the charge for the elimination of manufacturer’s profit in inventory). The improvement is in part due to product mix, which is largely due to the impact of the YCC Acquisition.

Selling, General and Administrative Costs

SG&A for 2014 increased $440 million, or 29.0%, to $2.0 billion versus the prior year. The change is primarily due to the impact of the YCC Acquisition, an increase in Venezuela foreign exchange-related charges (approximately $146 million), an increase in acquisition-related and other costs (approximately $32 million) and an increase in marketing and product development costs (approximately $23 million) related to the Company’s investment in brand equity, partially offset by a decrease in stock-based compensation (approximately $46 million). Favorable foreign currency translation (approximately $23 million) was essentially offset by other items.

Operating Earnings

Operating earnings for 2014 in the Branded Consumables segment increased $142 million, or 56.0%, versus the prior year, primarily due to the YCC Acquisition, an increase in gross profit (approximately $130 million), mostly due to the gross profit impact of higher sales and the period-over-period decrease in the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory (approximately $80 million), partially offset by an increase in SG&A (approximately $43 million) and an increase in the charges recorded related to the impairment of intangible assets ($14 million). Operating earnings for 2014 in the Consumer Solutions segment increased $59.6 million, or 22.1%, versus the prior year, primarily due to an increase in gross profit (approximately $40 million), mostly due to the gross profit impact of higher sales and improved gross margins, and a gain on the sale of an Asian manufacturing facility (approximately $39 million), partially offset by an increase in SG&A (approximately $19 million). Operating earnings for 2014 in the Outdoor Solutions segment decreased $2.7 million, or 1.4%, versus the prior year, primarily due to an increase in SG&A (approximately $4 million), partially offset by an increase in gross profit, primarily due to the gross profit impact of higher sales. The increase in the charges recorded related to the impairment of intangible assets ($10 million) were essentially offset by a decrease in restructuring costs. Operating earnings for 2014 in the Process Solutions segment decreased $0.6 million, or 1.5%, versus the prior year, mostly due to the increase in the charges recorded related to the impairment of intangible assets.

Impairment Charges

In the fourth quarter of 2014, the Company’s annual impairment test, in connection with certain fourth quarter triggering events, resulted in non-cash charges to reflect impairment of intangible assets related to certain of the Company’s tradenames. The impairment charges were allocated to the Company’s reporting segments as follows:

(in millions)	2014
Impairment of intangibles
Branded Consumables	$13.9
Consumer Solutions	0.7
Outdoor Solutions	9.9
Process Solutions	0.9

$25.4

Impairments – 2014

In the Branded Consumables segment, the impairment charge recorded relates to certain tradenames primarily associated with this segment’s home care and safety and security businesses. The impairment was due to a decrease in the fair value of forecasted cash flows, primarily resulting from the deterioration of revenues and margins related to these tradenames. In the Outdoor Solutions segment, the impairment charge recorded relates primarily to certain tradenames within this segment’s team sports and winter sports business, primarily a result of the deterioration of revenues and margins related to these tradenames.

Interest Expense

Net interest expense increased $14.9 million to $210 million for 2014 versus the prior year, primarily due to higher average debt levels.

Income Taxes

The Company’s reported tax rate for 2014 and 2013 was 35.0% and 42.1%, respectively. There is no difference from the statutory tax rate to the reported tax rate for 2014 due to the offsetting effect of differences resulting from the U.S. tax expense related to the taxation of foreign income, state tax and the remeasurement of the Company’s operations in Venezuela. The difference from the statutory tax rate to the reported tax rate for 2013 results principally due to the currency devaluation in Venezuela and from the translation of U.S. dollar denominated net assets in Venezuela and the tax effects of non-deductible compensation expense.

Net Income

Net income for 2014 increased $38.6 million to $243 million versus the prior year. For 2014 and 2013, earnings per diluted share were $1.28 and $1.18, respectively. The increase in net income was in part due to the YCC Acquisition, the gross profit impact of higher sales and a decrease in the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory (approximately $66 million), partially offset by an increase in Venezuela foreign exchange-related charges (approximately $151 million), an increase in net acquisition-related and other costs (approximately $24 million) and an increase in the loss on early extinguishment of debt ($31 million).

Results of Operations — Comparing 2013 to 2012

	Net Sales		Operating Earnings (Loss)
	Years Ended December 31,
(in millions)	2013	2012	2013	2012
Branded Consumables	$2,266.6	$1,753.1	$253.5	$209.0
Consumer Solutions	2,040.0	1,940.9	270.0	232.3
Outdoor Solutions	2,724.4	2,692.9	196.1	250.7
Process Solutions	403.6	377.1	40.4	33.6
Corporate	—	—	(187.1)	(148.8)
Intercompany eliminations	(78.7)	(67.9)	—	—

	$7,355.9	$6,696.1	$572.9	$576.8

Note:	Changes in net sales on a currency-neutral basis that are presented hereafter are provided to enhance visibility of the underlying operations by excluding the impact of foreign currency translation on period-over-period changes.

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

Net sales in the Process Solutions segment increased 7.0% on a period-over-period basis, primarily due to increased sales within each of its business units.

Cost of Sales

Cost of sales for 2013 increased $470 million, or 9.8%, to $5.2 billion versus the prior year. The increase was primarily due to the impact of acquisitions ($240 million), increased sales (approximately $210 million) and the inclusion of a $89.8 million charge recorded in 2013, related to a purchase accounting adjustment, primarily due to the YCC Acquisition, for the elimination of manufacturer’s profit in inventory, partially offset by foreign currency translation (approximately $80 million). Cost of sales as a percentage of net sales for 2013 and 2012 was 71.3% (70.0% for 2013 excluding the charge for the elimination of manufacturer’s profit in inventory).

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

Operating Earnings

Operating earnings for 2013 in the Branded Consumables segment increased $44.5 million, or 21.2%, versus the prior year, primarily due to the YCC Acquisition; and an increase in gross profit (approximately $39 million), in part due to the gross margin impact of higher sales; partially offset by the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory (approximately $82 million), primarily due to the YCC Acquisition; and an increase in restructuring costs (approximately $7 million) and an increase in SG&A (approximately $16 million), excluding the impact of the YCC Acquisition. Operating earnings for 2013 in the Consumer Solutions segment increased $37.7 million, or 16.2%, versus the prior year, primarily due to a gross profit increase (approximately $41 million), primarily due to the gross margin impact of higher sales and improved gross margins and a decrease in restructuring costs (approximately $11 million), partially offset by an increase in SG&A ($14 million). Operating earnings for 2013 in the Outdoor Solutions segment decreased $54.6 million, or 21.8%, versus the prior year, primarily due to an increase in SG&A (approximately $34 million) and a decrease in gross profit (approximately $21 million), primarily due to slightly lower gross margins, net of the gross margin impact of higher sales. Operating earnings in the Process Solutions segment for 2013 increased $6.8 million, or 20.2%, versus the prior year, primarily due to an increase in gross profit, due to higher sales and improved gross margins.

Restructuring Costs

Restructuring costs for 2013 decreased $5.1 million to $22.0 million versus the prior year, primarily related to restructuring plans initiated in the Branded Consumables, Consumer Solutions and Outdoor Solutions segments to rationalize certain international operating processes, primarily through headcount reductions. Restructuring costs of $7.0 million, $3.3 million and $11.7 million were recorded in the Branded Consumables, Consumer Solutions and Outdoor Solutions segments, respectively.

Interest Expense

Net interest for 2013 increased $10.1 million to $195 million versus the prior year, primarily due to higher average debt levels.

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

Net Income

Net income for 2013 decreased $40.0 million to $203.9 million versus the prior year. For 2013 and 2012, earnings per diluted share were $1.18 and $1.38, respectively. The decrease in net income was primarily due to the Venezuela devaluation-related charges ($29.0 million), the loss on the extinguishment of debt related to the Tender Offer and the Facility amendment in March 2013 ($25.9 million) and the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory ($89.8 million), partially offset by the gross margin impact of higher sales and incremental earnings from the YCC Acquisition.

Financial Condition, Liquidity and Capital Resources

LIQUIDITY

At December 31, 2014 and 2013, the Company had cash and cash equivalents of $1.2 billion and $1.1 billion, respectively. The Company believes that its cash and cash equivalents, cash generated from operations and the availability under the Facility, the securitization facility and the credit facilities of certain foreign subsidiaries as of December 31, 2014 provide sufficient liquidity to support working capital requirements, planned capital expenditures, debt obligations, completion of current and future restructuring and acquisition-related integration programs and pension plan contribution requirements for the foreseeable future, as well as fund the potential repurchase of shares of the Company’s common stock under the Company’s Stock Repurchase Program.

As of December 31, 2014, the amount of cash held by our non-U.S. subsidiaries was approximately $426 million, of which approximately $415 million is considered to be indefinitely reinvested overseas, such that no provision for U.S. federal and state income taxes has been made in the Company’s consolidated statements of operations. If these funds are needed for our operations in the U.S., any distribution of these non-U.S. earnings may be subject to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, if any, and withholding taxes payable to the various non-U.S. countries. However, we do not have any current needs or foreseeable plans other than to indefinitely reinvest these funds within our non-U.S. subsidiaries.

Cash Flows from Operating Activities

Net cash provided by operating activities was $627 million and $669 million for 2014 and 2013, respectively. The change is due in part to a period-over-period increase in cash paid for taxes (approximately $51 million), the change in the adjustment for excess tax benefits from stock-based compensation (approximately $26 million), as well as the period-over-period increase in make-whole interest paid related to the extinguishment of debt (approximately $30 million), partially offset by the impact of higher sales.

Net cash provided by operating activities for 2013 and 2012 was $669 million and $480 million, respectively. The change is primarily due to higher sales, the impact of the YCC Acquisition and period-over-period decrease in cash paid for taxes (approximately $19 million).

Cash Flows from Financing Activities

Net cash provided by financing activities was $265 million and $1.4 billion for 2014 and 2013, respectively. The change is primarily due to the period-over-period change in the issuance/repurchase of common stock, net ($736 million), the decrease in the proceeds from the issuance of long-term debt in excess of payments on long-term debt ($349 million) and the period-over-period decrease in the net change in short-term debt ($77 million).

Net cash provided by financing activities for 2013 and 2012 was $1.4 billion and $165 million, respectively. The change is primarily due to the period-over-period change in the issuance/repurchase of common stock, net ($1.0 billion) and the increase in the proceeds from the issuance of long-term debt in excess of the payments on long-term debt ($236 million).

Cash Flows from Investing Activities

Net cash used in investing activities for 2014 and 2013 was $711 million and $2.0 billion, respectively. Cash used for the acquisition of businesses, net of cash acquired for 2014 decreased $1.3 billion versus the prior year. For 2014, capital expenditures were $202 million versus $211 million for the prior year.

Net cash used in investing activities for 2013 and 2012 was $2.0 billion and $428 million, respectively. Cash used for the acquisition of businesses, net of cash acquired for 2013 increased $1.5 billion versus the prior year. For 2013, capital expenditures were $211 million versus $155 million in 2012.

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

In March 2014, the Company completed a private offering for the sale of $690 million aggregate principal amount of its 2034 Convertible Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and received net proceeds of approximately $674 million, after deducting fees and expenses. The proceeds were predominately used to repurchase shares of the Company’s common stock and for the Redemption. The initial conversion rate is approximately 20.0 shares of the Company’s common stock (subject to customary adjustments, including in connection with a fundamental change transaction) per $1 thousand principal amount of the 2034 Convertible Notes, which is equivalent to an initial conversion price of approximately $49.91 per share. On or after March 18, 2024, the Company may redeem any or all of the 2034 Convertible Notes, subject to certain exceptions and conditions, in cash, at a redemption price equal to the principal amount of 2034 Convertible Notes to be redeemed, plus accrued and unpaid interest. The holders of the 2034 Convertible Notes may require the Company to repurchase for cash all or a portion of the 2034 Convertible Notes on March 15, 2024 at a repurchase price equal to the principal amount of the 2034 Convertible Notes to be repurchased, plus accrued and unpaid interest. Prior to December 15, 2033, the Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the second scheduled trading day immediately preceding the maturity date. Additionally, if the Company undergoes a fundamental change (as defined in the indenture governing the 2034 Convertible Notes) prior to maturity, holders of the 2034

Convertible Notes may require the Company to repurchase for cash some or all of their 2034 Convertible Notes at a repurchase price equal to the principal amount of the 2034 Convertible Notes being repurchased, plus accrued and unpaid interest.

At December 31, 2014, there was no amount outstanding under the Company’s $250 million senior secured revolving credit facility (the “Revolver”) that matures in 2019. The Revolver bears interest at certain selected rates, including LIBOR plus a basis point spread. At December 31, 2014, commitment fee on unused balances was 0.35% per annum.

The Company maintains a $500 million receivables purchase agreement (the “Securitization Facility”) that matures in October 2016. At December 31, 2014, the borrowing rate margin and the unused line fee on the Securitization Facility were 0.80% and 0.40% per annum, respectively. At December 31, 2014, the Securitization Facility had outstanding borrowings totaling $479 million.

At December 31, 2014, net availability under the Revolver and the Securitization Facility was approximately $227 million, after deducting approximately $44 million of outstanding standby and commercial letters of credit.

Certain foreign subsidiaries of the Company maintain working capital lines of credits with their respective local financial institutions for use in operating activities. At December 31, 2014, the aggregate amount available under these lines of credit totaled approximately $130 million.

The Company was not in default of any of its debt covenants at December 31, 2014.

During 2014, 2013 and 2012, the Company repurchased approximately 5.2 million, 8.4 million and 32.3 million shares, respectively, of its common stock under the Stock Repurchase Program valued at $208 million, $250 million and $556 million, respectively. At December 31, 2014, approximately $292 million remains available under the Stock Repurchase Program.

Contractual Obligations and Commercial Commitments

The following table includes aggregate information about the Company’s contractual obligations as of December 31, 2014 and the periods in which payments are due. Certain of these amounts are not required to be included in its consolidated balance sheets:

	Year(s)
(in millions)	Total	1	2-3	4-5	After 5
Debt (1)	$5,687.8	$652.0	$854.6	$2,027.9	$2,153.3
Operating leases	536.6	110.0	163.2	117.1	146.3
Unconditional purchase obligations	143.8	107.8	32.9	2.9	0.2
Other current and non-current obligations	23.7	19.5	1.0	1.0	2.2

Total	$6,391.9	$889.3	$1,051.7	$2,148.9	$2,302.0

(1)	These amounts reflect scheduled debt principal payments and the expected future interest expense related to the debt at December 31, 2014 that carries a fixed rate of interest. As of December 31, 2014, approximately $2.3 billion of the Company’s debt is considered fixed-rate debt, by nature or through use of interest rate swaps. As of December 31, 2014, approximately $2.8 billion of the Company’s debt is considered variable-rate debt, by nature or through use of interest rate swaps with a weighted average interest rate of approximately 3.3%. For further information regarding the Company’s debt and interest rate structure, see Note 9 and Note 10 to the consolidated financial statements.

The table above does not reflect tax reserves and accrued interest thereon of $145.3 million and $10.3 million, respectively, as the Company cannot reasonably predict the timing of the settlement of the related tax positions beyond 2014. See Note 12 to the consolidated financial statements for additional information on the Company’s unrecognized tax benefits at December 31, 2014.

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

Fair Value Hedges

At December 31, 2014, the Company had $650 million notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate of interest (LIBOR) plus a weighted average spread of approximately 605 basis points. These floating rate swaps, which were entered into during June 2014, are designated as fair value hedges against $650 million of principal on the senior subordinated notes due 2017 for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cash Flow Hedges

At December 31, 2014, the Company had $850 million notional amount outstanding in swap agreements, which includes $350 million notional amount of forward-starting swaps that become effective commencing December 31, 2015, that exchange a variable rate of interest (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through June 2020. At December 31, 2014, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swaps, was approximately 1.3%. The effective portion of the after-tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (“AOCI”).

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through June 2016. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At December 31, 2014, the Company had approximately $467 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, which include forward foreign currency contracts and foreign currency options, to mitigate the foreign currency exposure of certain other foreign currency transactions. At December 31, 2014, the Company had approximately $369 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through December 2015. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty, and in certain instances, allow the Company to benefit should the cost of the commodity fall below certain dollar thresholds. At December 31, 2014, the Company had approximately $24 million notional amount outstanding of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through December 2015. Fair market value gains or losses are included in the results of operations and are classified in cost of sales.

The following table presents the fair value of derivative financial instruments as of December 31, 2014:

December 31, 2014
(in millions)	Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(6.6)
Foreign currency contracts	22.1
Fair value hedges:
Interest rate swaps	(2.2)

Subtotal	13.3

Derivatives not designated as effective hedges:
Foreign currency contracts	1.5
Commodity contracts	(9.0)

Subtotal	(7.5)

Total	$5.8

Net Investment Hedge

The Company has designated approximately €300 million of the principal balance of its Euro-denominated 3 3⁄4% senior notes due October 2021 as a net investment hedge (the “Hedging Instrument”) of the foreign currency exposure of its net investment in certain Euro-denominated subsidiaries. Foreign currency gains and losses on the Hedging Instrument are included as a component of AOCI. At December 31, 2014, $28.3 million of after-tax deferred gains have been recorded in AOCI.

Significant Accounting Policies and Critical Estimates

The Company’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), which require us to make certain judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The following list of critical accounting policies is not intended to be a comprehensive list of all its accounting policies. The Company’s significant accounting policies are more fully described in Note 1 to the consolidated financial statements. The following represents a summary of the Company’s critical accounting policies, defined as those policies that the Company believes are the most important to the portrayal of its financial condition and results of operations, and/or require management’s significant judgments and/or estimates. In many cases, the accounting treatment for a particular transaction is specifically directed by GAAP with no need for management’s judgment in their application.

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

Additionally, the Company recognizes tax benefits for certain tax positions based upon judgments as to whether it is more likely than not that a tax position will be sustained upon examination. The measurement of tax positions that meet the more-likely-than-not recognition threshold are based in part on estimates and assumptions as to the probability of an outcome, along with estimated amounts to be realized upon any settlement. While the Company believes the resulting tax balances at December 31, 2014 and 2013 are fairly stated based upon these estimates, the ultimate resolution of these tax positions could result in favorable or unfavorable adjustments to its consolidated financial statements and such adjustments could be material. See Note 12 to the consolidated financial statements for further information regarding taxes.

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

Both qualitative and quantitative goodwill impairment testing requires significant use of judgment and assumptions, including the identification of reporting units; the assignment of assets and liabilities to reporting units; and the estimation of future cash flows, business growth rates, terminal values and discount rates. The Company uses various valuation methods, such as the discounted cash flow and market multiple methods. The income approach used is the discounted cash flow methodology and is based on five-year cash flow projections. The cash flows projected are analyzed on a “debt-free” basis (before cash payments to equity and interest bearing debt investors) in order to develop an enterprise value from operations for the reporting unit. A provision is also made, based on these projections, for the value of the reporting unit at the end of the forecast period, or terminal value. The present value of the finite-period cash flows and the terminal value are determined using a selected discount rate. The market multiple methodology involves estimating value based on the trading multiples for comparable public companies. Multiples are determined through an analysis of certain publicly traded companies that are selected on the basis of operational and economic similarity with the business operations. Valuation multiples are calculated for the comparable companies based on daily trading prices. A comparative analysis between the reporting unit and the public companies forms the basis for the selection of appropriate risk-adjusted multiples. The comparative analysis incorporates both quantitative and qualitative risk factors which relate to, among other things, the nature of the industry in which the reporting unit and other comparable companies are engaged.

The testing of unamortizable intangibles under established guidelines for impairment also requires significant use of judgment and assumptions (such as cash flow projections, terminal values and discount rates). For impairment testing purposes, the fair value of unamortizable intangibles is determined using the same method which was used for determining the initial value. The first method is the relief from royalty method, which estimates the value of a tradename by discounting the hypothetical avoided royalty payments to their present value over the economic life of the asset. The second method is the excess earnings method, which estimates the value of the intangible asset by quantifying the residual (or excess) cash flows generated by the asset, and discounting those cash flows to the present. The excess earnings methodology requires the application of contributory asset charges. Contributory asset charges typically include assumed payments for the use of working capital, tangible assets and other intangible assets. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations.

As previously disclosed, in the fourth quarter of 2014, the Company’s annual impairment test, in connection with certain fourth quarter triggering events, resulted in a non-cash charge of $25.4 million to reflect impairment of goodwill and intangible assets (see Note 12 to the consolidated financial statements). The Company did not record any impairment charges in 2013 or 2012 in connection with its annual impairment testing.

While some of the Company’s businesses experienced a revenue decline and decreased profitability in 2014, the Company believes that its long-term growth strategy supports its fair value conclusions. For both goodwill and indefinite-lived intangible assets, the recoverability of these amounts is dependent upon achievement of the Company’s projections and the execution of key initiatives related to revenue growth and improved profitability. As a result of the 2014 annual impairment testing, the enterprise value of all but one of the Company’s reporting units undergoing Step 1 analyses exceeded their carrying value by more than 10%; however, changes in business conditions and assumptions could potentially require future adjustments to these asset valuations. The enterprise value of a winter sports reporting unit in the Outdoor Solutions segment exceeded its carrying value by 9%. At December 31, 2014, $47.5 million of goodwill was allocated to this reporting unit. A significant driver of the decrease in the headroom for this winter sports reporting unit was the increase in the carrying value of the reporting unit for the construction of a manufacturing facility, significant start-up costs and inefficiencies due to multi-year graduated production ramp up. The Company has assumed that operating margins in future years would return to our normalized range once full production is achieved, as we believe this is consistent with market participant views in an exit transaction. Had we assumed future operating margins consistent with those realized in the current fiscal year, the carrying value of the this winter sports reporting unit would have exceeded its fair value, which would have required the second step to be performed. Some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, our credit ratings, foreign exchange rates, labor inflation, and industry growth. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting unit and other indefinite life intangible assets, it is possible a change could occur. As for all of the Company’s reporting units, if in future years, the reporting unit’s actual results are not consistent with the Company’s estimates and assumptions used to calculate fair value, the Company may be required to perform the second step, which could result in additional material impairments to goodwill. The Company will continue to monitor its reporting units and the indefinite-lived intangible assets. Should projected cash flows or profitability not be achieved, or should actual capital expenditures exceed current plans, estimated fair values could be reduced to below carrying values resulting in material non-cash impairment charges. The reporting units undergoing Step 0 analyses were not deemed to have significant negative qualitative factors that would result in it being more likely than not that the reporting units were impaired. Furthermore, there were no changes from the prior year in any significant assumptions involved in testing goodwill and other indefinite-lived intangible assets that were not impaired that resulted in a material change to the fair value of a reporting unit or an intangible asset. The Company will continue to monitor its reporting units for any triggering events or other signs of impairment.

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

Pension and Postretirement Benefit Plans

The Company records annual amounts relating to its pension and postretirement plans based on calculations, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications is generally deferred and amortized over future periods. The

Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and the input from its actuaries and investment advisors. The pension and postretirement obligations are measured as of December 31 for 2014 and 2013.

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

The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The prospective target asset allocation percentage for the pension plans is approximately 25% – 40% for equity securities, approximately 20% – 40% for fixed-income investments and approximately 25% – 45% for other securities. At December 31, 2014, the domestic plan assets were allocated as follows: Equities: approximately 30% and Other Investments (alternative investments, fixed-income securities, cash and other): approximately 70%.

For 2014, 2013 and 2012, the actual return on plan assets for the Company’s U.S. pension plan assets was approximately $28 million, $19 million and $28 million, respectively, versus an expected return on plan assets of approximately $18 million, $17 million and $16 million, respectively. The actual amount of future contributions will depend, in part, on long-term actual return on assets and future discount rates. Pension contributions for 2015 are estimated to be approximately $19 million, compared to approximately $20 million in 2014.

The weighted average expected return on plan assets assumption for 2014 was approximately 7.1% for the Company’s pension plans. The weighted average discount rate at the 2014 measurement date used to measure the pension and postretirement benefit obligations was approximately 3.6% and 3.9%, respectively. A one percentage point increase in the discount rate at the 2014 measurement date would decrease the pension plans’ projected benefit obligation by approximately $40 million.

The healthcare cost trend rates used in valuing the Company’s postretirement benefit obligation are established based upon actual healthcare cost trends and consultation with actuaries and benefit providers. At the 2014 measurement date, the current weighted average healthcare cost trend rate assumption was approximately 6.5%. The current healthcare cost trend rate gradually decreases to an ultimate healthcare cost trend rate of 4.5%. A one percentage point change in assumed healthcare cost trend rates would not have a material effect on the postretirement benefit obligation or the service and interest cost components of postretirement benefit costs.

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

New and Pending Accounting Pronouncements

During 2014, 2013 and 2012, the Company adopted various accounting standards. A description of these standards and their effect on the consolidated financial statements are described in Note 2 to the consolidated financial statements.

Pending standards and their estimated effect on the Company’s consolidated financial statements are described in Note 2 to the consolidated financial statements.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the SEC and in reports to its stockholders. Such forward-looking statements include the Company’s earnings per share, adjusted diluted earnings per share, expected or estimated revenue, meeting financial goals, the outlook for the Company’s markets and the demand for its products, estimated sales, segment earnings, net interest expense, income tax provision, restructuring and other charges, cash flows from operations, consistent profitable growth, free cash flow, future revenues and gross operating and EBITDA margin improvement requirement and expansion, organic net sales growth, performance trends, bank leverage ratio, the success of new product introductions, growth in costs and expenses, the impact of commodities, currencies, and transportation costs and the Company’s ability to manage its risk in these areas, repurchase of shares of common stock from time to time under the Company’s stock repurchase program, our ability to raise new debt, and the impact of acquisitions, divestitures, restructurings and other unusual items, including the Company’s ability to successfully integrate and obtain the anticipated results and synergies from its consummated acquisitions. These statements are made on the basis of management’s views and assumptions as of the time the statements are made and the Company undertakes no obligation to update these statements. There can be no assurance, however, that its expectations will necessarily come to pass. Significant factors affecting these expectations are set forth under Item 1A.—Risk Factors of this Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

The Company is exposed to interest rate risk on its variable rate debt and price risk on its fixed rate debt. As such, the Company monitors the interest rate environment and uses interest rate swap agreements to manage its interest rate risk and price risk by balancing its exposure to fixed and variable interest rates while attempting to minimize interest costs. As of December 31, 2014, approximately $2.8 billion of the Company’s debt carries a variable rate of interest. The remainder of the debt (approximately $2.3 billion) carries a fixed rate of interest either by nature or through the use of interest rate swaps. Based upon the Company’s debt structure at December 31, 2014, a hypothetical 10% change in these interest rates would change interest expense by approximately $9 million and the fair values of fixed rate debt by approximately $55 million.

While the Company transacts business predominantly in U.S. dollars and most of its revenues are collected in U.S. dollars, a substantial portion of the Company’s operating costs are denominated in other currencies, such as the Brazilian Real, British Pound, Canadian dollar, Chinese Renminbi, European Euro, Japanese Yen, Mexican Peso and Venezuelan Bolivar. Changes in the relation of these and other currencies to the U.S. dollar will affect Company’s sales and profitability and could result in exchange losses. For 2014, approximately 39% of the Company’s sales were denominated in foreign currencies, the most significant of which were: European Euro—approximately 18%; and Canadian dollar—approximately 5%. The primary purpose of the Company’s foreign currency hedging activities is to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. A hypothetical 10% change in foreign currency exchange rates would not have a material effect on foreign currency gains and losses related to the foreign currency derivatives or the net fair value of the Company’s foreign currency derivatives.

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

JARDEN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Net sales	$8,287.1	$7,355.9	$6,696.1
Cost of sales	5,654.2	5,241.2	4,771.7

Gross profit	2,632.9	2,114.7	1,924.4
Selling, general and administrative expenses	1,960.0	1,519.8	1,320.5
Restructuring costs, net	7.7	22.0	27.1
Impairment of goodwill, intangibles and other assets	25.4	—	—

Operating earnings	639.8	572.9	576.8
Interest expense, net	210.3	195.4	185.3
Loss on early extinguishment of debt	56.7	25.9	—

Income before taxes	372.8	351.6	391.5
Income tax provision	130.3	147.7	147.6

Net income	$242.5	$203.9	$243.9

Earnings per share:
Basic	$1.31	$1.20	$1.39
Diluted	$1.28	$1.18	$1.38
Weighted average shares outstanding:
Basic	185.3	170.6	176.1
Diluted	189.8	172.5	177.3

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Comprehensive income:
Net income	$242.5	$203.9	$243.9
Other comprehensive income, before tax:
Cumulative translation adjustment	(113.4)	(31.3)	13.7
Derivative financial instruments	18.4	4.6	(3.1)
Accrued benefit cost	(12.5)	38.3	(11.6)
Unrealized gain (loss) on investment	(0.4)	—	0.5

Total other comprehensive income (loss), before tax	(107.9)	11.6	(0.5)
Income tax (provision) benefit related to other comprehensive income (loss)	(14.2)	(16.8)	3.8

Comprehensive income	$120.4	$198.7	$247.2

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	As of December 31,
	2014	2013
Assets:
Cash and cash equivalents	$1,164.8	$1,128.5
Accounts receivable, net of allowances of $119.7 in 2014, $97.0 in 2013	1,277.9	1,196.1
Inventories	1,504.7	1,411.9
Deferred taxes on income	166.2	185.7
Prepaid expenses and other current assets	204.4	161.3

Total current assets	4,318.0	4,083.5

Property, plant and equipment, net	849.9	852.6
Goodwill	2,880.2	2,620.3
Intangibles, net	2,598.5	2,393.0
Other assets	152.7	146.7

Total assets	$10,799.3	$10,096.1

Liabilities:
Short-term debt and current portion of long-term debt	$594.9	$655.1
Accounts payable	809.9	664.2
Accrued salaries, wages and employee benefits	195.1	192.6
Other current liabilities	477.3	527.5

Total current liabilities	2,077.2	2,039.4

Long-term debt	4,464.0	4,087.3
Deferred taxes on income	1,222.1	1,065.3
Other non-current liabilities	426.7	354.4

Total liabilities	8,190.0	7,546.4

Commitments and contingencies (see Note 11)	—	—

Stockholders’ equity:
Preferred stock ($0.01 par value, 5.0 shares authorized, no shares issued and outstanding at December 31, 2014 and 2013)	—	—
Common stock ($0.01 par value, 300 shares authorized at December 31, 2014 and December 31, 2013, 233.3 shares issued at December 31, 2014 and 2013, respectively)	2.3	2.3
Additional paid-in capital	2,515.5	2,380.9
Retained earnings	1,284.7	1,042.2
Accumulated other comprehensive income (loss)	(180.7)	(58.6)
Less: Treasury stock (41.3 and 39.9 shares, at cost, at December 31, 2014 and 2013, respectively)	(1,012.5)	(817.1)

Total stockholders’ equity	2,609.3	2,549.7

Total liabilities and stockholders’ equity	$10,799.3	$10,096.1

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$242.5	$203.9	$243.9
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	191.1	165.9	152.8
Impairment of goodwill, intangibles and other assets	25.4	—	—
Venezuela foreign exchange-related charges	150.9	27.4	—
Deferred income taxes	(53.5)	(10.7)	19.7
Stock-based compensation	49.7	95.8	67.1
Excess tax benefits from stock-based compensation	(38.0)	(11.6)	(43.0)
Other	43.5	10.7	10.0
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(109.1)	16.9	(23.6)
Inventory	(75.6)	103.9	30.0
Accounts payable	160.0	4.5	34.5
Accrued salaries, wages and employee benefits	1.8	(17.4)	20.6
Other assets and liabilities	38.3	79.2	(31.7)

Net cash provided by operating activities	627.0	668.5	480.3

Cash flows from financing activities:
Net change in short-term debt	25.4	102.0	74.7
Proceeds from issuance of long-term debt	1,764.8	1,273.4	802.5
Payments on long-term debt	(1,248.0)	(407.7)	(172.7)
Proceeds from issuance of stock, net of transaction fees	—	748.3	24.8
Repurchase of common stock and shares tendered for taxes	(285.3)	(297.8)	(582.7)
Debt issuance costs	(21.4)	(19.8)	(17.4)
Dividends paid	—	—	(7.5)
Excess tax benefits from stock-based compensation	38.0	11.6	43.0
Other, net	(8.0)	(4.4)	—

Net cash provided by financing activities	265.5	1,405.6	164.7

Cash flows from investing activities:
Additions to property, plant and equipment	(202.1)	(211.0)	(154.5)
Acquisition of businesses, net of cash acquired	(517.4)	(1,820.1)	(286.3)
Other	8.0	73.7	13.3

Net cash used in investing activities	(711.5)	(1,957.4)	(427.5)

Effect of exchange rate changes on cash and cash equivalents	(144.7)	(22.3)	8.3

Net increase in cash and cash equivalents	36.3	94.4	225.8
Cash and cash equivalents at beginning of period	1,128.5	1,034.1	808.3

Cash and cash equivalents at end of period	$1,164.8	$1,128.5	$1,034.1

Supplemental cash disclosures:
Taxes paid	$126.1	$74.7	$93.9
Make-whole interest	42.3	12.3	—
Interest paid	182.8	181.7	178.0

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2011	208.6	$2.1	(4.0)	$(51.2)	$1,423.4	$594.4	$(56.7)	$1,912.0
Comprehensive income	—	—	—	—	—	243.9	3.3	247.2
Restricted stock awards, stock options exercised and stock plan purchases	—	—	5.5	74.7	(6.5)	—	—	68.2
Restricted stock awards cancelled and shares tendered	—	—	(1.7)	(29.7)	1.7	—	—	(28.0)
Stock-based compensation	—	—	—	—	67.1	—	—	67.1
Shares repurchased	—	—	(32.3)	(556.2)	—	—	—	(556.2)
Equity component of convertible notes, net of tax and other	—	—	—	—	49.3	—	—	49.3

Balance, December 31, 2012	208.6	$2.1	(32.5)	$(562.4)	$1,535.0	$838.3	$(53.4)	$1,759.6
Comprehensive income	—	—	—	—	—	203.9	(5.2)	198.7
Proceeds from issuance of common stock, net	24.7	0.2	—	—	744.7	—	—	744.9
Restricted stock awards, stock options exercised and stock plan purchases	—	—	3.0	48.0	(30.7)	—	—	17.3
Restricted stock awards cancelled and shares tendered	—	—	(2.0)	(52.7)	4.9	—	—	(47.8)
Stock-based compensation	—	—	—	—	95.8	—	—	95.8
Shares repurchased	—	—	(8.4)	(250.0)	—	—	—	(250.0)
Equity component of convertible notes, net of tax and other	—	—	—	—	31.2	—	—	31.2

Balance, December 31, 2013	233.3	$2.3	(39.9)	$(817.1)	$2,380.9	$1,042.2	$(58.6)	$2,549.7
Comprehensive income	—	—	—	—	—	242.5	(122.1)	120.4
Restricted stock awards, stock options exercised and stock plan purchases	—	—	5.9	94.7	(88.0)	—	—	6.7
Restricted stock awards cancelled and shares tendered	—	—	(2.1)	(82.3)	40.5	—	—	(41.8)
Stock-based compensation	—	—	—	—	49.7	—	—	49.7
Shares repurchased	—	—	(5.2)	(207.8)	—	—	—	(207.8)
Equity component of convertible notes, net of tax and other	—	—	—	—	132.4	—	—	132.4

Balance, December 31, 2014	233.3	$2.3	(41.3)	$(1,012.5)	$2,515.5	$1,284.7	$(180.7)	$2,609.3

The accompanying notes are an integral part of the consolidated financial statements.

JARDEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

1. Business and Significant Accounting Policies

Business

Jarden Corporation and its subsidiaries (hereinafter referred to as the “Company” or “Jarden”) is a leading provider of a diverse range of consumer products with a portfolio of over 120 trusted, quality brands sold globally. Jarden operates in three primary business segments through a number of well recognized brands, including: Branded Consumables: Ball®, Bee®, Bernardin®, Bicycle®, Billy Boy®, Crawford®, Diamond®, Fiona®, First Alert®, First Essentials®, Hoyle®, Kerr®, Lehigh®, Lifoam®, Lillo®, Loew-Cornell®, Mapa®, NUK®, Pine Mountain®, ProPak®, Quickie®, Spontex®, Tigex® and Yankee Candle®; Consumer Solutions: Bionaire®, Breville®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam®, VillaWare® and White Mountain®; and Outdoor Solutions: Abu Garcia®, AeroBed®, Berkley®, Campingaz®, Coleman®, ExOfficio®, Fenwick®, Greys®, Gulp!®, Hardy®, Invicta®, K2®, Madshus®, Marker®, Marmot®, Mitchell®, PENN®, Rawlings®, Ride®, Sevylor®, Shakespeare®, Stearns®, Stren®, Trilene®, Völkl®, Worth® and Zoot®. The Company’s growth strategy is based on introducing new products, as well as on expanding existing product categories, which is supplemented through opportunistically acquiring businesses that reflect our core strategy, often with highly-recognized brands within the categories they serve, innovative products and multi-channel distribution.

Basis of Presentation

The consolidated financial statements include the consolidated accounts of the Company and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

All significant intercompany transactions and balances have been eliminated upon consolidation. Unless otherwise indicated, references in the consolidated financial statements to 2014, 2013 and 2012 are to the Company’s calendar years ended December 31, 2014, 2013 and 2012, respectively.

Certain reclassifications have been made in the Company’s consolidated financial statements of prior years to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

Stock Split

On November 24, 2014, the Company consummated a 3-for-2 stock split in the form of a stock dividend of one additional share of common stock for every two shares of common stock. The Company retained the current par value of $0.01 per share for all shares of common stock. All references to the number of shares outstanding, issued shares, per share amounts and restricted stock and stock option data of the Company’s shares of common stock have been restated to reflect the effect of the stock split for all periods presented in the Company’s accompanying consolidated financial statements and footnotes thereto. Stockholders’ equity has been retroactively restated to reflect the effect of the stock split by reclassifying from additional paid-in capital to common stock, an amount equal to the par value of the additional shares resulting from the stock split.

Supplemental Information

Stock-based compensation costs, which are included in selling, general and administrative expenses (“SG&A”), were $49.7, $95.8 and $67.1 for 2014, 2013 and 2012, respectively.

Interest expense is net of interest income of $7.2, $6.0 and $6.7 for 2014, 2013 and 2012, respectively.

Foreign Operations

The functional currency for most of the Company’s consolidated foreign operations is the local currency. Assets and liabilities are translated at year-end exchange rates, and income and expenses are translated at average exchange rates during the year. Net unrealized exchange adjustments arising on the translation of foreign currency financial statements are reported as cumulative translation adjustments within accumulated other comprehensive income. Foreign currency transaction gains and losses are included in the results of operations and are generally classified in SG&A. Foreign currency transaction gains/(losses) for 2014, 2013 and 2012 were ($2.0), ($6.4) and $1.9, respectively.

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

Up until December 31, 2014, the financial statements of the Company’s subsidiaries operating in Venezuela were remeasured at and are reflected in the Company’s consolidated financial statements at the CENCOEX exchange rate (“official exchange rate”) of 6.30 Bolivars per U.S. dollar.

In 2013, the Venezuelan government established a new auction-based exchange rate market program, the Complementary System for Foreign Currency Administration (“SICAD”). In 2014, the Venezuelan government mandated that dividends and royalties be executed under the SICAD program and also introduced an additional currency exchange program, commonly referred to as SICAD-II. At December 31, 2014, the exchange rates for SICAD and SICAD-II were 12.0 and 50.0 Bolivars per U.S. dollar, respectively. Historically, the majority of the Company’s purchases have qualified for the official exchange rate and the Company has been able to convert Bolivars at the official exchange rate. Due to the evolving foreign exchange control environment in Venezuela and additional experience with the with the various foreign exchange mechanisms, as of December 31, 2014, the Company determined it would be most appropriate for it to remeasure the financial statements of the Company’s subsidiaries operating in Venezuela at the SICAD-II exchange rate. As a result of the change to the SICAD-II exchange rate, the results of operations for 2014 includes a foreign exchange-related charge of $151 related to the write-down of net monetary assets due to this remeasurement. This charge is included in SG&A. At December 31, 2014, the Company’s Bolivar-denominated net assets were approximately $22.

On February 8, 2013, the Venezuelan government announced its intention to further devalue the Bolivar relative to the U.S. dollar. As a result of the devaluation, the official exchange rate changed to 6.30 Bolivars per U.S. dollar for imported goods. As such, beginning in February 2013, the financial statements of the Company’s subsidiaries operating in Venezuela were remeasured at the official exchange rate. During 2013, the Company recorded $29.0 of devaluation-related charges related to its Venezuela operations, which are almost entirely comprised of a non-cash charge related to the write-down of monetary assets due to the change in the official exchange rate. These charges are included in SG&A.

Subsequent Event

On February 10, 2015, the Venezuelan government established a new foreign exchange system, the Marginal Currency System (“SIMADI”). Furthermore, in February 2015 shortly after establishment of SIMADI, the SICAD-II program was eliminated. The Company is evaluating the impact of these events to determine the potential charge that could result from remeasuring the Bolivar-denominated net monetary assets of the Company’s Venezuela operations, as well as the ongoing operational and financial impact.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Significant accounting estimates and assumptions are used for, but not limited to, the allowance for doubtful accounts; asset impairments; useful lives of tangible and intangible assets; pension and postretirement liabilities; tax valuation allowances and unrecognized tax benefits; reserves for sales returns and allowances; product warranty; product liability; excess and obsolete inventory valuation; stock-based compensation; and litigation and environmental liabilities. These accounting estimates may be adjusted or refined due to changes in the facts and circumstances supporting these accounting estimates. Such changes and refinements are reflected in the consolidated financial statements in the period in which they are made and, if material, their effects are disclosed in the consolidated financial statements.

Concentrations of Credit Risk

Substantially all of the Company’s trade receivables are due from retailers and distributors located throughout Asia, Canada, Europe, Latin America and the United States. Approximately 15%, 17% and 20% of the Company’s consolidated net sales in 2014, 2013 and 2012, respectively, were to a single customer who purchased product from all of the Company’s business segments.

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

Land is not depreciated.

Goodwill and Intangible Assets

Goodwill and certain intangibles (primarily trademarks and tradenames) are not amortized; however, they are subject to evaluation for impairment using a fair value based test. This evaluation is performed annually, during the fourth quarter or more frequently if facts and circumstances warrant. The Company uses a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company applied this qualitative approach to select reporting units. For other reporting units, the Company proceeded directly to the first step of goodwill impairment testing. The first step in the goodwill impairment test involves comparing the fair value of each of its reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, the Company is required to proceed to the second step. In the second step, the fair value of the reporting unit would be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss would be recognized if, and to the extent that, the carrying value of goodwill exceeded the implied value (see Note 6). The Company uses a qualitative approach to test indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. The Company applied this qualitative approach to select indefinite-lived intangible assets. For other indefinite-lived intangible assets, the Company proceeded directly to quantitative impairment testing. The Company reviews amortizable intangible assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. If the Company concludes that impairment exists, the carrying amount is reduced to fair value.

Amortization

Deferred debt issue costs are amortized over the term of the related debt. Identifiable intangible assets are recognized apart from goodwill and are amortized over their estimated, useful lives, except for identifiable intangible assets with indefinite lives, which are not amortized.

Revenue Recognition

The Company recognizes revenues at the time of product shipment or delivery, depending upon when title and risk of loss passes, to unaffiliated customers, and when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable and collection is reasonably assured. Revenue is recognized as the net amount estimated to be received after deducting estimated amounts for product returns, discounts and allowances. The Company estimates future product returns, discounts and allowances based upon historical return rates and its reasonable judgment.

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

Advertising Costs

Advertising costs consist primarily of ad demo, media placement and promotions, and are expensed as incurred. The amounts charged to advertising and included in SG&A in the consolidated statements of operations for 2014, 2013 and 2012 were $189, $172 and $156, respectively.

Product Liability Reserves

The Company has a self-insurance program for product liability that includes reserves for self-retained losses and certain excess and aggregate risk transfer insurance. The estimated product liability reserve incorporates historical loss experience combined with actuarial evaluation methods, review of significant individual files and the application of risk transfer programs. The Company’s actuarial evaluation methods consider claims incurred, but not reported when determining the product liability reserve.

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

Income Taxes

Deferred taxes are provided for differences between the financial statement and tax basis of assets and liabilities using enacted tax rates. The Company established a valuation allowance against a portion of the net tax benefit associated with all carryforwards and temporary differences in a prior year, as it was more likely than not that these would not be fully utilized in the available carryforward period. A portion of this valuation allowance remained as of December 31, 2014 and 2013 (see Note 12).

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

The following table summarizes assets and liabilities that are measured at fair value on a recurring basis at December 31, 2014 and 2013:

	2014
	Fair Value Asset (Liability)
(in millions)	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$29.3	$—	$29.3
Liabilities	—	(23.5)	—	(23.5)
Available-for-sale securities	—	1.5	—	1.5
Contingent consideration	—	—	(32.6)	(32.6)

	2013
	Fair Value Asset (Liability)
(in millions)	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$19.5	$—	$19.5
Liabilities	—	(19.7)	—	(19.7)
Available-for-sale securities	—	12.0	—	12.0
Contingent consideration	—	—	(43.0)	(43.0)

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

Changes in the fair value of the contingent consideration obligations for 2014 and 2013 were as follows:

(in millions)	2014	2013
Contingent consideration at January 1,	$43.0	$33.5
Acquisitions	1.4	27.5
Payments	(9.2)	(4.5)
Adjustments and foreign exchange	(2.6)	(13.5)

Contingent consideration at December 31,	$32.6	$43.0

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

Restructuring Costs

Restructuring costs include costs associated with exit or disposal activities, including costs for employee and lease terminations, facility closings or other exit activities.

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

3. Acquisitions

2014 Activity

On August 29, 2014, the Company completed the acquisition of Rexair Holdings, Inc. (“Rexair”), a global provider of premium vacuum cleaning systems sold primarily under the Rainbow® brand name. The total value of the transaction, including debt assumed and repaid, was approximately $349, subject to certain adjustments. The acquisition of Rexair is expected to expand distribution channels, as well as expand the Company’s current product offerings. Rexair is reported in the Company’s Consumer Solutions segment and is included in the Company’s results of operations from the date of acquisition. Based on the Company’s preliminary valuations, which are subject to further refinement primarily related to the fair valuation of certain income tax amounts, the Company allocated the total purchase price, net of cash acquired, to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The excess of the purchase price over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. Based on this purchase price allocation, the Company allocated approximately $47 of the purchase price to identified tangible net liabilities excluding debt repaid, approximately $203 of the purchase price to identified intangible assets and approximately $193 of the purchase price as goodwill.

During 2014, the Company completed two other tuck-in acquisitions that by nature were complementary to the Company’s core businesses and from an accounting standpoint were not significant.

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

During 2013, the Company completed one other tuck-in acquisition that by nature was complementary to the Company’s core businesses and from an accounting standpoint was not significant.

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

(in millions, except per share data)	2013	2012
Net sales	$7,893.4	$7,540.3
Net income	274.4	276.3
Earnings per share:
Basic	$1.46	$1.37
Diluted	$1.45	$1.37

The unaudited pro forma financial information for 2013 and 2012 includes $4.4 for the amortization of purchased intangibles from the YCC Acquisition based on the preliminary purchase price allocation. The unaudited pro forma financial information for 2012 also includes $82.6 of non-recurring charges related to the YCC Acquisition, which are comprised of charges for the fair market value adjustment for manufacturer’s profit in inventory and other transaction costs.

Other

For 2014 and 2013 and 2012, cost of sales includes charges of $23.4, $89.8 and $6.0, respectively, for the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory related to acquisitions.

For 2014, 2013 and 2012, SG&A includes $7.2, $2.8 and $3.5, respectively, in transaction costs related to acquisitions.

4. Inventories

Inventories are stated at the lower-of-cost-or-market with cost being determined principally by the first-in, first-out method, and are comprised of the following at December 31, 2014 and 2013:

(in millions)	2014	2013
Raw materials and supplies	$250.0	$227.6
Work-in-process	71.0	79.6
Finished goods	1,183.7	1,104.7

Total	$1,504.7	$1,411.9

5. Property, Plant and Equipment

Property, plant and equipment, net, is comprised of the following at December 31, 2014 and 2013:

(in millions)	2014	2013
Land	$62.5	$62.7
Buildings	460.1	427.3
Machinery and equipment	1,311.4	1,229.8
Construction-in-progress	98.8	144.6

	1,932.8	1,864.4
Less: Accumulated depreciation	(1,082.9)	(1,011.8)

Total	$849.9	$852.6

Depreciation of property, plant and equipment for 2014, 2013 and 2012 was $164, $144 and $135, respectively.

6. Goodwill and Intangibles

Goodwill activity for 2014 and 2013 is as follows:

				December 31, 2014
(in millions)	Net Book Value at December 31, 2013	Additions	Foreign Exchange and Other Adjustments	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Goodwill
Branded Consumables	$1,353.8	$23.0	$8.3	$1,608.3	$(223.2)	$1,385.1
Consumer Solutions	526.3	244.5	(13.1)	757.7	—	757.7
Outdoor Solutions	718.5	—	(2.8)	734.2	(18.5)	715.7
Process Solutions	21.7	—	—	21.7	—	21.7

	$2,620.3	$267.5	$(7.6)	$3,121.9	$(241.7)	$2,880.2

				December 31, 2013
(in millions)	Net Book Value at December 31, 2012	Additions	Foreign Exchange and Other Adjustments	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Goodwill
Branded Consumables	$552.1	$802.3	$(0.6)	$1,577.0	$(223.2)	$1,353.8
Consumer Solutions	527.1	—	(0.8)	526.3	—	526.3
Outdoor Solutions	723.1	—	(4.6)	737.0	(18.5)	718.5
Process Solutions	21.7	—	—	21.7	—	21.7

	$1,824.0	$802.3	$(6.0)	$2,862.0	$(241.7)	$2,620.3

Intangibles activity for 2014 and 2013 is as follows:

(in millions)	Gross Carrying Amount at December 31, 2013	Additions	Impairment Charge	Accumulated Amortization and Foreign Exchange	Net Book Value at December 31, 2014	Amortization Periods (years)
Intangibles
Patents	$9.3	$—	$—	$(4.5)	$4.8	12-30
Manufacturing process and expertise	56.2	9.0	—	(45.7)	19.5	3-7
Brand names	23.3	—	—	(10.5)	12.8	4-20
Customer relationships and distributor channels	347.4	202.2	—	(100.6)	449.0	10-35
Trademarks and tradenames	2,080.9	76.2	(25.4)	(19.3)	2,112.4	indefinite

	$2,517.1	$287.4	$(25.4)	$(180.6)	$2,598.5

(in millions)	Gross Carrying Amount at December 31, 2012	Additions	Impairment Charge	Accumulated Amortization and Foreign Exchange	Net Book Value at December 31, 2013	Amortization Periods (years)
Intangibles
Patents	$9.3	$—	$—	$(3.7)	$5.6	12-30
Manufacturing process and expertise	44.2	12.0	—	(42.3)	13.9	3-7
Brand names	18.3	5.0	—	(8.2)	15.1	4-20
Customer relationships and distributor channels	307.8	39.6	—	(69.7)	277.7	10-35
Trademarks and tradenames	980.9	1,100.0	—	(0.2)	2,080.7	indefinite

	$1,360.5	$1,156.6	$—	$(124.1)	$2,393.0

In the fourth quarter of 2014, the Company’s annual impairment test, in connection with certain fourth quarter triggering events, resulted in non-cash charges to reflect impairment of intangible assets related to certain of the Company’s tradenames. The impairment charges were allocated to the Company’s reporting segments as follows:

(in millions)	2014
Impairment of intangibles
Branded Consumables	$13.9
Consumer Solutions	0.7
Outdoor Solutions	9.9
Process Solutions	0.9

$25.4

Impairments – 2014

In the Branded Consumables segment, the impairment charge recorded relates to certain tradenames primarily associated with this segment’s home care and safety and security businesses. The impairment was due to a decrease in the fair value of forecasted cash flows, primarily resulting from the deterioration of revenues and margins related to these tradenames. In the Outdoor Solutions segment, the impairment charge recorded relates primarily to certain tradenames within this segment’s team sports and winter sports business, primarily a result of the deterioration of revenues and margins related to these tradenames.

The estimated future amortization expense related to amortizable intangible assets at December 31, 2014 is as follows:

Years Ending December 31,	Amount
(in millions)
2015	$35.0
2016	34.5
2017	33.9
2018	33.3
2019	32.4
Thereafter	317.0

Amortization of intangibles for 2014, 2013 and 2012 was $27.5, $21.7 and $17.8, respectively. At December 31, 2014, approximately $4 billion of the goodwill and other intangible assets recorded by the Company is not deductible for income tax purposes.

7. Other Current Liabilities

Other current liabilities are comprised of the following at December 31, 2014 and 2013:

(in millions)	2014	2013
Cooperative advertising, customer rebates and allowances	$118.5	$102.1
Warranty and product liability reserves	102.9	104.9
Accrued environmental and other litigation	20.4	20.9
Other	235.5	299.6

Total	$477.3	$527.5

8. Warranty Reserve

Warranty reserve activity for 2014 and 2013 is as follows:

(in millions)	2014	2013
Warranty reserve at January 1,	$98.0	$97.1
Provision for warranties issued	148.2	152.8
Warranty claims paid	(148.6)	(151.2)
Acquisitions and other adjustments	(0.8)	(0.7)

Warranty reserve at December 31,	$96.8	$98.0

Allocation in the consolidated balance sheets:
Other current liabilities	$84.2	$86.3
Other non-current liabilities	12.6	11.7

Total	$96.8	$98.0

9. Debt

Debt is comprised of the following at December 31, 2014 and 2013:

(in millions)	2014	2013
Senior Secured Credit Facility Term Loans	$2,024.6	$2,127.4
6 1⁄8% Senior Notes due 2022 (a)	300.0	300.0
3 3⁄4% Senior Notes due 2021 (a)	357.9	—
7 1⁄2% Senior Subordinated Notes due 2017 (b)	650.6	654.1
7 1⁄2% Senior Subordinated Notes due 2020	—	477.1
1 7/8% Senior Subordinated Convertible Notes due 2018 (c)	445.8	433.0
1 1⁄2% Senior Subordinated Convertible Notes due 2019 (c)	226.0	218.5
1 1⁄8% Senior Subordinated Convertible Notes due 2034 (c)	484.1	—
Securitization Facility	479.3	477.9
Non-U.S. borrowings	83.2	45.6
Other	7.4	8.8

Total debt	5,058.9	4,742.4

Less: current portion	(594.9)	(655.1)

Total long-term debt	$4,464.0	$4,087.3

(a)	Collectively, the “Senior Notes.”
(b)	The “Senior Subordinated Notes.”
(c)	Collectively, the “Senior Subordinated Convertible Notes.”

Senior Secured Credit Facility

In December 2014, the Company entered into an amendment to its senior secured credit facility (the “Facility”), which resulted in, among other things, lowering the spread and extending the maturity dates on the term loan A facility.

At December 31, 2014, the Facility is comprised of:

•	a $660 senior secured term loan A facility maturing in December 2019, that bears interest at LIBOR plus a basis point spread;

•	a $650 senior secured term loan B facility maturing in March 2018 that bears interest at LIBOR plus a basis point spread;

•	a $750 senior secured term loan B1 facility maturing in September 2020 that bears interest at LIBOR plus a basis point spread; and

•	a $250 senior secured revolving credit facility (the “Revolver”), which is comprised of a $175 U.S. dollar component and a $75 multi-currency component. The Revolver matures in December 2019 and bears interest at certain selected rates, including LIBOR plus a basis point spread. At December 31, 2014 and 2013, there was no amount outstanding under the Revolver. The Company is required to pay an annualized commitment fee of approximately 0.35% on the unused balance of the Revolver.

The weighted average interest rate on the Facility was approximately 2.5% at December 31, 2014.

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

The Company has designated the principal balance of the 3 3⁄4% senior notes due 2021, as a net investment hedge of the foreign currency exposure of its net investment (the “Hedging Instrument”) in certain Euro-denominated subsidiaries. Foreign currency gains and losses on the Hedging Instrument are recorded as an adjustment to AOCI. See Note 10 for disclosures regarding the Company’s derivative financial instruments.

Senior Subordinated Notes

During 2014, the Company redeemed the entire principal amount outstanding for both the U.S. dollar tranche and the Euro dollar tranche of the 7 1⁄2% Senior Subordinated Notes due 2020 for total consideration, excluding accrued interest, of $523 (the “Redemption”). As a result of these debt extinguishments, the Company recorded a loss on the extinguishment of debt of $54.4 during 2014, primarily comprised of prepayment premiums and a non-cash charge due to the write-off of deferred debt issuance costs.

Senior Subordinated Convertible Notes

In March 2014, the Company completed a private offering for the sale of $690 aggregate principal amount of 1 1⁄8% senior subordinated convertible notes due 2034 (the “2034 Convertible Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and received net proceeds of approximately $674, after deducting fees and expenses. The proceeds were used to repurchase shares of the Company’s common stock (see Note 11) and for the Redemption, and the remainder was used for general corporate purposes. The conversion rate is approximately 20.0 shares of the Company’s common stock (subject to customary adjustments, including in connection with a fundamental change transaction) per $1 thousand principal amount of the 2034 Convertible Notes, which is equivalent to an initial conversion price of approximately $49.91 per share. On or after March 18, 2024, the Company may redeem any or all of the 2034 Convertible Notes, subject to certain exceptions and conditions, in cash at a redemption price equal to the principal amount of 2034 Convertible Notes to be redeemed, plus accrued and unpaid interest. The holders of the 2034 Convertible Notes may require the Company to repurchase for cash all or a portion of the 2034 Convertible Notes on March 15, 2024 at a repurchase price equal to the principal amount of the 2034 Convertible Notes to be repurchased, plus accrued and unpaid interest. Additionally, if the Company undergoes a fundamental change (as defined in the indenture governing the 2034 Convertible Notes) prior to maturity, holders of the 2034 Convertible Notes may require the Company to repurchase for cash some or all of their 2034 Convertible Notes at a repurchase price equal to the principal amount of the 2034 Convertible Notes being repurchased, plus accrued and unpaid interest.

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

The Company’s 1 1⁄2% senior subordinated convertible notes due 2019 (the “2019 Convertible Notes”), which have an aggregate principal balance of $265, have a conversion rate of approximately 25.7 shares of the Company’s common stock (subject to customary adjustments, including in connection with a fundamental change transaction) per $1 thousand principal amount, which is equivalent to a conversion price of approximately

$38.97 per share. The 2019 Convertible Notes are not subject to redemption at the Company’s option prior to the maturity date. Prior to March 1, 2019, the 2019 Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the second scheduled trading day immediately preceding the maturity date. If the Company undergoes a fundamental change (as defined in the indenture governing these convertible notes) prior to maturity, holders of the 2019 Convertible Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the 2019 Convertible Notes at a repurchase price equal to 100% of the principal amount being repurchased, plus accrued and unpaid interest. Upon conversion, holders will receive, at the Company’s discretion, cash, shares of the Company’s common stock or a combination thereof. It is the Company’s intent to settle the principal amount and accrued interest on the 2019 Convertible Notes with cash. The effective annual interest rate on the 2019 Convertible Notes, which is based upon the initial fair valuation, is approximately 5.6%.

The Company’s 1 7/8% senior subordinated convertible notes due 2018 (the “2018 Convertible Notes”), which have an aggregate principal balance of $500, have a conversion rate of approximately 31.8 shares of the Company’s common stock (subject to customary adjustments, including in connection with a fundamental change transaction) per $1 thousand principal amount, which is equivalent to a conversion price of approximately $31.49 per share. The 2018 Convertible Notes are not subject to redemption at the Company’s option prior to the maturity date. Prior to June 1, 2018, the 2018 Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the second scheduled trading day immediately preceding the maturity date. If the Company undergoes a fundamental change (as defined in the indenture governing these convertible notes) prior to maturity, holders of the 2018 Convertible Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the 2018 Convertible Notes at a repurchase price equal to 100% of the principal amount being repurchased, plus accrued and unpaid interest. Upon conversion, holders will receive, at the Company’s discretion, cash, shares of the Company’s common stock or a combination thereof. It is the Company’s intent to settle the principal amount and accrued interest on the 2018 Convertible Notes with cash. The effective annual interest rate on the 2018 Convertible Notes, which is based upon the initial fair valuation, is approximately 5.5%.

Securitization Facility

The Company maintains a $500 receivables purchase agreement (the “Securitization Facility”) that matures in October 2016 and bears interest at a margin over the commercial paper rate. Under the Securitization Facility, substantially all of the Company’s Branded Consumables, Consumer Solutions and Outdoor Solutions domestic accounts receivable are sold to a special purpose entity, Jarden Receivables, LLC (“JRLLC”), which is a wholly-owned consolidated indirect subsidiary of the Company. JRLLC funds these purchases with borrowings under a loan agreement, which are secured by the accounts receivable. There is no recourse to the Company for the unpaid portion of any loans under this loan agreement. To the extent there is availability, the Securitization Facility will be drawn upon and repaid as needed to fund general corporate purposes. At December 31, 2014, the borrowing rate margin and the unused line fee on the securitization were 0.80% and 0.40% per annum, respectively.

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

The Company’s debt maturities for the five years following December 31, 2014 and thereafter are as follows:

Years Ending December 31,	Amount
(in millions)
2015	$594.9
2016	63.3
2017	698.4
2018	1,148.8
2019	801.9
Thereafter	2,058.2

Total principal payments	5,365.5
Net discount and other	(306.6)

Total	$5,058.9

At December 31, 2014 and 2013, unamortized deferred debt issue costs were $44.9 and $47.3, respectively. These costs are included in “Other assets” on the consolidated balance sheets and are being amortized over the respective terms of the underlying debt.

At December 31, 2014 and 2013, the approximate fair market value of total debt is as follows:

(in millions)	2014	2013
Level 1	$1,413	$1,589
Level 2	3,741	3,344

Total	$5,154	$4,933

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

Fair Value Hedges

At December 31, 2014, the Company had $650 notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate of interest (LIBOR) plus a weighted average spread of approximately 605 basis points. These floating rate swaps, which were entered into during June 2014, are designated as fair value hedges against $650 of principal on the Senior Subordinated Notes for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cash Flow Hedges

At December 31, 2014, the Company had $850 notional amount outstanding in swap agreements, which includes $350 notional amount of forward-starting swaps that become effective commencing December 31, 2015, that exchange a variable rate of interest (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through June 2020. At December 31, 2014, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swaps, was approximately 1.3%. The effective portion of the after-tax fair value gains or losses on these swaps is included as a component of AOCI.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through June 2016. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At December 31, 2014, the Company had approximately $467 notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At December 31, 2014, the Company had approximately $369 notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through December 2015. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty, and in certain instances, allow the Company to benefit should the cost of the commodity fall below certain dollar thresholds. At December 31, 2014, the Company had approximately $24 notional amount outstanding of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through December 2015. Fair market value gains or losses are included in the results of operations and are classified in cost of sales.

At December 31, 2014 and 2013, the fair value of derivative financial instruments is as follows:

	2014		2013
	Fair Value of Derivatives		Fair Value of Derivatives		Weighted Average Remaining Term (years)
(in millions)	Asset (a)	Liability (a)	Asset (a)	Liability (a)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$0.6	$7.2	$4.5	$8.0	2.1
Foreign currency contracts	25.9	3.8	11.3	9.1	0.5
Fair value hedges:
Interest rate swaps	—	2.2	—	—	2.3

Subtotal	26.5	13.2	15.8	17.1

Derivatives not designated as effective hedges:
Foreign currency contracts	2.8	1.3	3.5	2.4	0.5
Commodity contracts	—	9.0	0.2	0.2	0.6

Subtotal	2.8	10.3	3.7	2.6

Total	$29.3	$23.5	$19.5	$19.7

(a)	Consolidated balance sheet location:
Asset: Other current and non-current assets
Liability: Other current and non-current liabilities

The following table presents gain and loss activity (on a pretax basis) for 2014, 2013 and 2012 related to derivative financial instruments designated as effective hedges:

	2014			2013			2012
	Gain/(Loss)			Gain/(Loss)			Gain/(Loss)
(in millions)	Recognized in OCI (a)	Reclassified from AOCI to Income	Recognized in Income (b)	Recognized in OCI (a)	Reclassified from AOCI to Income	Recognized in Income (b)	Recognized in OCI (a)	Reclassified from AOCI to Income	Recognized in Income (b)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(3.0)	$—	$—	$8.9	$—	$—	$(3.8)	$—	$—
Foreign currency contracts	27.7	6.3	(1.9)	13.9	18.2	(5.5)	6.6	5.9	(5.4)

Total	$24.7	$6.3	$(1.9)	$22.8	$18.2	$(5.5)	$2.8	$5.9	$(5.4)

Location of gain/(loss) in the consolidated results of operations:
Net sales		$2.0	$—		$0.1	$—		$(1.8)	$—
Cost of sales		4.3	—		18.1	—		7.7	—
SG&A		—	(1.9)		—	(5.5)		—	(5.4)

Total		$6.3	$(1.9)		$18.2	$(5.5)		$5.9	$(5.4)

(a)	Represents effective portion recognized in Other Comprehensive Income (“OCI”).
(b)	Represents portion excluded from effectiveness testing.

At December 31, 2014, deferred net gains of $24.7 within AOCI are expected to be reclassified to earnings over the next twelve months.

The following table presents gain and loss activity (on a pretax basis) for 2014, 2013 and 2012 related to derivative financial instruments not designated as effective hedges:

	Gain/(Loss) Recognized in Income (a)
(in millions)	2014	2013	2012
Derivatives not designated as effective hedges:
Cash flow derivatives:
Foreign currency contracts	$4.3	$(2.7)	$(5.7)
Commodity contracts	(8.9)	0.9	(0.4)

Total	$(4.6)	$(1.8)	$(6.1)

Net Investment Hedge

The Company has designated €300 of the principal balance of its Euro-denominated 3 3⁄4% senior notes due October 2021 (the “Hedging Instrument”) as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-denominated subsidiaries. Foreign currency gains and losses on the Hedging Instrument are included as a component of AOCI. At December 31, 2014, $28.3 of after-tax deferred gains have been recorded in AOCI.

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

Operating lease commitments for the five years following December 31, 2014 and thereafter are as follows:

Years Ending December 31,	Amount
(in millions)
2015	$110.0
2016	90.5
2017	72.7
2018	64.0
2019	53.1
Thereafter	146.3

Total	$536.6

The fixed operating lease commitments detailed above assume that the Company continues the leases through their initial lease terms. Rent expense, including equipment rentals, was $150, $120 and $103 for 2014, 2013 and 2012, respectively.

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

Due to the uncertainties described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of December 31, 2014.

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

12. Taxes on Income

The components of the provision for income taxes attributable to continuing operations for 2014, 2013 and 2012 are as follows:

(in millions)	2014	2013	2012
Current income tax expense:
U.S. federal	$87.1	$63.1	$52.9
Foreign	86.0	86.2	67.3
State and local	10.7	9.1	7.7

Total	183.8	158.4	127.9

Deferred income tax expense (benefit):
U.S. federal	(47.4)	7.9	26.8
Foreign	(14.0)	(15.8)	(2.6)
State, local and other, net of federal tax benefit	7.9	(2.8)	(4.5)

Total	(53.5)	(10.7)	19.7

Total income tax provision	$130.3	$147.7	$147.6

The difference between the federal statutory income tax rate and the Company’s reported income tax rate as a percentage of income from operations for 2014, 2013 and 2012 is reconciled as follows:

	2014	2013	2012
Federal statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rates resulting from:
State and local taxes, net	3.0	1.2	0.7
Foreign rate differences	(5.7)	(2.8)	(2.8)
Non-deductible compensation	0.4	3.4	0.5
Foreign earnings not permanently reinvested	(9.7)	1.1	2.3
Tax settlements and related adjustments	2.2	0.1	1.5
Valuation allowance	2.6	1.5	0.4
Venezuela devaluation and inflationary adjustments and tax exempt income	9.0	2.2	(1.6)
Foreign dividends	0.5	1.3	1.2
Non-deductible transaction costs	0.5	0.5	0.2
Other	(2.8)	(1.4)	0.3

Reported income tax rate	35.0%	42.1%	37.7%

Foreign pre-tax income was approximately $146, $219, and $213 for 2014, 2013 and 2012, respectively.

Deferred tax assets (liabilities) at December 31, 2014 and 2013 are comprised of the following:

(in millions)	2014	2013
Intangibles	$(906.4)	$(826.9)
Goodwill	(159.7)	(135.8)
Financial reporting amount of a subsidiary in excess of tax basis	(70.4)	(70.4)
Foreign earnings not permanently reinvested	(5.6)	(48.4)
Property and equipment	(11.5)	(8.8)
Convertible debt	(110.4)	(41.9)
Other	(9.0)	(0.4)

Gross deferred tax liabilities	(1,273.0)	(1,132.6)

Net operating loss	50.9	47.8
Accounts receivable allowances	13.8	15.0
Inventory valuation	58.9	58.8
Pension and postretirement	17.0	20.0
Stock-based compensation	12.6	23.6
Other compensation and benefits	21.3	13.0
Operating reserves	55.4	66.3
Other	38.1	55.7

Gross deferred tax assets	268.0	300.2

Valuation allowance	(40.8)	(34.2)

Net deferred tax liability	$(1,045.8)	$(866.6)

Gross deferred tax liabilities as of December 31, 2013 have been revised to correct for an error in the presentation of $41.9 related to the convertible debt which was previously included within other deferred tax assets.

The Company continually reviews the adequacy of the valuation allowance. A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that a deferred tax asset will not be realized. This assessment is based on an evaluation of the level of historical taxable income and projections for future taxable income. During 2014, the Company’s valuation allowance increased by $6.6 principally due to a provision made against the net deferred tax assets of the Company’s operations in Venezuela. During 2013, the Company’s valuation allowance increased by $6.1 principally due to the inability to recognize certain foreign losses for which a valuation allowance was previously provided. During 2012, the Company’s valuation allowance increased by $1.2 principally due to the Company’s inability to recognize the benefit of certain current year foreign losses.

The net operating losses (“NOLs”) reflected on the deferred tax asset table consist of state and foreign net operating loss carryforwards. At December 31, 2014, the Company had net U.S. federal NOLs of approximately $580, none of which are reflected in the consolidated financial statements. In 2014, the Company utilized approximately $123 of these previously unrecognized U.S. federal NOLs in its consolidated financial statements. Additionally, approximately $470 of these U.S. federal NOLs are subject to varying limitations on their use under Section 382 of the Internal Revenue Code of 1986, as amended. Included in the total NOLs reported on the financial statement are $145 of foreign NOLs which the Company has accumulated or acquired through acquisitions. Of the total foreign NOLs, approximately $1 will expire in 2015. Approximately $59 of the foreign NOLs will expire in years subsequent to 2015, and approximately $85 have an unlimited life.

Certain vested and exercised employee equity compensation awards have resulted in tax deductions in excess of previously recorded tax benefits based on the value of such equity compensation awards at the time of grant (“windfalls”). The additional tax benefit associated with the windfalls is not recognized for financial statement purposes until the deduction reduces taxes payable as recorded on the Company’s financial statements with an offset to additional paid-in-capital. Windfall tax benefits of $38.0, $11.6 and $41.8 were recognized in 2014, 2013 and 2012, respectively. All previously unrecognized windfall tax benefits were recognized in 2012.

Generally, the Company intends to indefinitely reinvest undistributed earnings of certain of its foreign subsidiaries outside the U.S. in the future growth of its foreign businesses. As a result, the Company has not provided for U.S. income taxes on undistributed foreign earnings of approximately $1.2 billion at December 31, 2014. Determination of the amount of unrecognized deferred U.S. income liability is not practicable, in part, because of the complexities associated with its hypothetical calculation, which include the impact of complex foreign and domestic tax laws with respect to dividend remittances, remittance requirements imposed by certain of the Company’s debt agreements and the impact of foreign laws restricting such remittances. In 2014, 2013 and 2012, the Company recorded a deferred tax (benefit) charge of ($42.8) $1.4 and $2.2, respectively, related to profits that were deemed not to be permanently reinvested outside of the United States. The deferred benefit is principally due to the reduction of undistributed earnings attributable to the Company’s operations in Venezuela.

The following table sets forth the details and the activity related to unrecognized tax benefit as of and for the years ended December 31, 2014 and 2013:

(in millions)	2014	2013
Unrecognized tax benefits, January 1,	$88.9	$68.3
Increases (decreases):
Acquisitions	5.2	3.5
Tax positions taken during the current period	48.1	27.6
Tax positions taken during a prior period	3.7	(2.7)
Settlements with taxing authorities	(0.5)	(7.7)
Other	(0.1)	(0.1)

Unrecognized tax benefits, December 31,	$145.3	$88.9

During 2014 and 2013, the change in the unrecognized tax benefits primarily relates to tax positions taken during the current period and tax settlements made during the year. At December 31, 2014, the amount of gross unrecognized tax benefits that, if recognized, would affect the reported tax rate is $151. The Company has indemnification for $4.7 of the gross unrecognized tax benefits from the sellers of acquired companies.

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

The Company conducts business globally and, as a result, the Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various state, local, and foreign jurisdictions. In the normal course of business, the Company or its subsidiaries are subject to examination by tax authorities throughout the world, including such major jurisdictions as Canada, China, Columbia, France, Germany, Hong Kong, India, Italy, Japan, Malaysia, Mexico, Peru, Spain, Sweden, the U.S. (including, state and local jurisdictions) and Venezuela. As of December 31, 2014, the Company remains subject to examination by federal and state tax authorities for the tax years 2005 to 2013. At December 31, 2014, certain of the Company’s more significant foreign jurisdictions remain subject to examination for various tax years between 2000 and 2013.

The Company classifies all interest expense and penalties on uncertain tax positions as income tax expense. The provision for income taxes for 2014, 2013 and 2012 includes tax-related interest expense of $1.8, $1.7 and $2.7, respectively. As of December 31, 2014 and 2013, the liability for tax-related interest expense was $10.3 and $8.6, respectively.

13. Stockholders’ Equity and Share-Based Awards

The Company maintains the 2013 Stock Incentive Plan, which allows for grants of stock options, restricted stock and short-term cash awards. At December 31, 2014, there were approximately 4.2 million share-based awards collectively available for grant under this stock plan.

Stock Options

A summary of the Company’s stock option activity in 2014 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Total Intrinsic Value (in millions)
Options outstanding, beginning of year	533.6	$9.65
Granted	—	—
Exercised	(232.6)	9.83
Cancelled	—	—

Options outstanding, end of year (a)	301.0	$9.50	1.4	$11.6

(a)	All options outstanding are exercisable

The Company does not use cash to settle any of its options or restricted stock awards and when available issues shares from its treasury stock instead of issuing new shares. Common stock options vest ratably over an explicit service period of typically 3 to 4 years and generally have a contractual term of 7 years. The total intrinsic value of options exercised was $7.2, $6.8 and $16.5 for 2014, 2013 and 2012, respectively. There were no options granted in 2014, 2013 and 2012.

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

A summary of the Company’s restricted stock activity for 2014 is as follows:

Shares (in thousands)
Outstanding as of December 31, 2013	6,009.9
Granted	5,501.4
Released/Vested	(4,129.9)
Cancelled	(167.3)

Outstanding as of December 31, 2014	7,214.1

The total fair value of restricted shares granted and total fair value of restricted shares vested for 2014, 2013 and 2012 is as follows:

(in millions)	2014	2013	2012
Total fair value of restricted shares granted	$222.0	$75.0	$43.2
Total fair value of restricted shares vested	77.1	85.7	49.6

For those restricted stock awards with common stock price thresholds, the weighted average grant date fair values of these awards were $36.61, $22.53 and $12.65 for 2014, 2013 and 2012, respectively, based on the following assumptions:

	2014	2013	2012
Expected volatility	32.0%	40.7%	45.8%
Risk-free interest rates	1.7%	0.8%	0.9%
Derived service periods (in years)	0.3	0.1	0.2

For all other restricted stock awards, the weighted average grant date fair values were $40.99, $36.92 and $21.74 for the years ended December 31, 2014, 2013 and 2012, respectively.

As part of the restricted stock awards granted in 2014, in January 2014, the Board authorized an annual grant of approximately 0.8 million restricted stock awards to certain executive officers. These awards had an aggregate grant date fair value of $28.8 and vested during 2014 when the Company’s weighted average share price exceeded certain thresholds. In 2014, the Company also granted approximately 3.9 million restricted stock awards to certain executive officers with an aggregate grant date fair value of $161 that vest upon the achievement of performance targets, the achievement of which are currently deemed improbable. In 2014, the Company also granted approximately 0.8 million restricted stock awards with an aggregate grant date fair value of $32.3 that vest upon the achievement of the achievement of certain performance targets.

As of December 31, 2014, there was $28.7 of unrecognized compensation cost related to non-vested share-based awards whose costs are expected to be recognized through 2017 over a weighted-average period of approximately 20 months.

During the fourth quarter of 2012, the Company recognized $33.6 of cumulative stock-based compensation related to certain restricted stock awards granted in 2010 where compensation expense was not previously recognized as the achievement of the performance targets was not deemed probable.

Stockholders’ Equity

In February 2014, the Board authorized an increase in the then available amount under the Company’s existing stock repurchase program (the “Stock Repurchase Program”) to allow for the repurchase of up to $500 in the aggregate of the Company’s common stock.

In March 2014, pursuant to the Stock Repurchase Program, the Company used proceeds from the 2034 Convertible Notes offering to repurchase approximately 4.0 million shares of its common stock for approximately $163 at a per share price of approximately $40.43 through privately negotiated transactions.

In September 2013, pursuant to a public offering of its common stock, the Company completed an equity offering of approximately 24.8 million newly-issued shares of common stock at a per share price of approximately $31.33 per share. The net proceeds to the Company, after the payment of underwriting discounts and other expenses of the offering, were approximately $745. The proceeds were used to fund a portion of the YCC Acquisition.

Cash dividends paid to stockholders in 2012 were $7.5. In January 2012, the Company announced that the Board had decided to suspend the Company’s dividend program following the dividend paid on January 31, 2012.

14. Earnings Per Share

A computation of the weighted average shares outstanding for 2014, 2013 and 2012 is as follows:

(in millions)	2014	2013	2012
Weighted average shares outstanding:
Basic	185.3	170.6	176.1
Dilutive share-based awards	0.8	1.4	1.2
Convertible debt	3.7	0.5	—

Diluted	189.8	172.5	177.3

Because it is the Company’s intention to redeem the principal amount of the Senior Subordinated Convertible Notes in cash, the treasury stock method is used for determining potential dilution in the diluted earnings per share computation. For the three months ended December 31, 2014, the 2034 Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be antidilutive, as the initial conversion price exceeded the average market price of the Company’s common stock during the three months ended December 31, 2014. As of December 31, 2014, there were 5.6 million potentially dilutive restricted share awards with performance-based vesting targets that were not met and as such, have been excluded from the computation of diluted earnings per share.

15. Employee Benefit Plans

The Company maintains defined benefit pension plans for certain of its employees and provides certain postretirement medical and life insurance benefits for a portion of its employees. At December 31, 2014, substantially all the domestic pension and postretirement plans are frozen to new entrants and to future benefit accruals. Benefit obligations are calculated using generally accepted actuarial methods. Actuarial gains and losses are amortized using the corridor method over the average remaining service life of its active employees. The pension and postretirement benefit obligations are measured as of December 31, for 2014 and 2013.

Net Periodic Expense

The components of net periodic pension and postretirement benefit expense for 2014, 2013 and 2012 are as follows:

	Pension Benefits
	2014			2013			2012
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$—	$2.1	$2.1	$—	$2.2	$2.2	$0.2	$1.9	$2.1
Interest cost	14.6	2.4	17.0	13.3	2.3	15.6	14.5	2.6	17.1
Expected return on plan assets	(17.5)	(1.4)	(18.9)	(16.9)	(1.2)	(18.1)	(16.3)	(1.4)	(17.7)
Amortization:
Prior service credit	—	(0.9)	(0.9)	—	—	—	—	—	—
Net actuarial loss	4.9	0.3	5.2	7.4	0.4	7.8	7.1	0.2	7.3

Net periodic cost	2.0	2.5	4.5	3.8	3.7	7.5	5.5	3.3	8.8
Curtailments and settlements	5.7	0.2	5.9	—	(0.1)	(0.1)	—	—	—

Total expense	$7.7	$2.7	$10.4	$3.8	$3.6	$7.4	$5.5	$3.3	$8.8

Assumptions
Weighted average assumption used to calculate net periodic cost:
Discount rate	4.80%	3.58%	4.58%	3.95%	3.34%	3.85%	4.50%	4.30%	4.47%
Expected return on plan assets	7.50%	4.20%	7.11%	7.75%	3.98%	7.32%	8.00%	4.53%	7.60%
Rate of compensation increase	—	2.50%	2.50%	—	2.56%	2.56%	—	2.51%	2.51%

	Postretirement Benefits
(in millions)	2014	2013	2012
Service cost	$—	$—	$0.1
Interest cost	0.3	0.3	0.3
Amortization:
Prior service credit	(0.3)	(0.3)	(0.4)
Net actuarial gain	(0.2)	(0.1)	(0.1)

Net periodic cost (credit)	$(0.2)	$(0.1)	$(0.1)

Assumptions
Weighted average assumption used to calculate net periodic cost:
Discount rate	4.70%	3.90%	4.40%

The amount of AOCI expected to be recognized in net periodic benefit cost for the year ending December 31, 2015 is as follows:

	Pension Benefits
(in millions)	Domestic	Foreign	Total	Postretirement
Prior service cost (credit)	$—	$—	$—	$(0.1)
Net actuarial loss (gain)	5.7	1.2	6.9	(0.2)

	$5.7	$1.2	$6.9	$(0.3)

Funded Status

The following table provides a reconciliation of the benefit obligation, plan assets and the funded status of the pension and postretirement plans as of December 31, 2014 and 2013:

	Pension Benefits						Postretirement Benefits
	2014			2013			2014	2013
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Change in benefit obligation:
Benefit obligation at beginning of year	$314.4	$71.0	$385.4	$348.4	$71.6	$420.0	$6.4	$7.6
Service cost	—	2.1	2.1	—	2.2	2.2	—	—
Interest cost	14.6	2.4	17.0	13.3	2.3	15.6	0.3	0.3
Curtailments and settlements	(25.2)	(0.9)	(26.1)	—	(1.6)	(1.6)	—	—
Amendments	—	(1.1)	(1.1)	—	—	—	—	—
Actuarial loss (gain)	24.2	12.6	36.8	(26.1)	(1.5)	(27.6)	0.3	(1.1)
Participant contributions	—	—	—	—	—	—	0.2	0.2
Benefits paid	(19.4)	(3.1)	(22.5)	(21.2)	(2.7)	(23.9)	(0.4)	(0.6)
Foreign currency translation and other	—	(8.9)	(8.9)	—	0.7	0.7	—	—

Benefit obligation at end of year (a)	308.6	74.1	382.7	314.4	71.0	385.4	6.8	6.4

Change in plan assets:
Fair value of plan assets at beginning of year	$270.0	$35.7	$305.7	$256.5	$33.5	$290.0	$—	$—
Actual return on plan assets	27.6	3.0	30.6	19.2	1.5	20.7	—	—
Company contributions	15.5	3.7	19.2	15.5	4.3	19.8	0.2	0.4
Settlements	(25.2)	(0.9)	(26.1)	—	(1.6)	(1.6)	—	—
Participant contributions	—	—	—	—	—	—	0.2	0.2
Benefits paid	(19.4)	(3.1)	(22.5)	(21.2)	(2.7)	(23.9)	(0.4)	(0.6)

	Pension Benefits						Postretirement Benefits
	2014			2013			2014	2013
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Foreign currency translation and other	—	(3.4)	(3.4)	—	0.7	0.7	—	—

Fair value of plan assets at end of year	268.5	35.0	303.5	270.0	35.7	305.7	—	—

Net (liability) recognized in the consolidated balance sheet	$(40.1)	$(39.1)	$(79.2)	$(44.4)	$(35.3)	$(79.7)	$(6.8)	$(6.4)

Assumptions
Weighted average assumption used to calculate benefit obligation:
Discount rate	3.90%	2.23%	3.58%	4.80%	3.58%	4.58%	3.90%	4.70%
Rate of compensation increase	—	2.44%	2.44%	—	2.50%	2.50%	—	—
Healthcare cost trend rate:
Current	—	—	—	—	—	—	6.45%	6.60%
Ultimate	—	—	—	—	—	—	4.50%	4.50%

(a)	The accumulated benefit obligation for all defined benefit pension plans was $376 and $379 at December 31, 2014 and 2013, respectively.

Amounts recognized in the Company’s consolidated balance sheets at December 31, 2014 and 2013 consist of:

	Pension Benefits		Postretirement Benefits
(in millions)	2014	2013	2014	2013
Other assets	$5.4	$4.5	$—	$—
Accrued benefit cost	(84.6)	(84.2)	(6.8)	(6.4)

Net amount recognized	$(79.2)	$(79.7)	$(6.8)	$(6.4)

Summary of under-funded or non-funded pension benefit plans with projected benefit obligation in excess of plan assets at December 31, 2014 and 2013:

	Pension Benefits
(in millions)	2014	2013
Projected benefit obligation	$369.0	$368.6
Fair value of plan assets	284.5	284.4

Summary of pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2014 and 2013:

	Pension Benefits
(in millions)	2014	2013
Accumulated benefit obligation	$359.5	$362.9
Fair value of plan assets	281.2	284.1

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

The expected long-term rate of return for plan assets is based upon many factors, including expected asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the Company’s defined benefit pension plan’s investments. The Company’s target asset allocation for 2014 and 2013 is as follows: equities—approximately 25%-40%; bonds—approximately 20%-40%; and cash alternatives investments and other—approximately 25%-45%. Actual asset allocations may vary from the targeted allocations for various reasons, including market conditions and the timing of transactions.

The composition of domestic pension plan assets at December 31, 2014 and 2013 is as follows:

	Fair Value Measurements of Plan Assets – Domestic Plans
(in millions)	December 31, 2014
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities and funds:
Domestic	$29.0	$10.2	$—	$39.2
International	—	40.4	—	40.4
Fixed income securities and funds	73.6	30.5	—	104.1
Alternative investments	24.5	48.8	10.2	83.5
Cash and other	0.2	—	1.1	1.3

Total	$127.3	$129.9	$11.3	$268.5

	Fair Value Measurements of Plan Assets – Domestic Plans
(in millions)	December 31, 2013
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities and funds:
Domestic	$39.2	$—	$—	$39.2
International	—	50.2	—	50.2
Fixed income securities and funds	66.8	20.3	—	87.1
Alternative investments	26.2	50.7	12.7	89.6
Cash and other	2.8	—	1.1	3.9

Total	$135.0	$121.2	$13.8	$270.0

The composition of foreign pension plan assets at December 31, 2014 and 2013 is as follows:

	Fair Value Measurements of Plan Assets – Foreign Plans
(in millions)	December 31, 2014
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities and funds	$5.8	$—	$—	$5.8
Fixed income securities and funds	12.7	—	—	12.7
Cash and other	1.0	—	15.5	16.5

Total	$19.5	$—	$15.5	$35.0

	Fair Value Measurements of Plan Assets – Foreign Plans
(in millions)	December 31, 2013
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities and funds	$6.0	$—	$—	$6.0
Fixed income securities and funds	10.9	—	—	10.9
Cash and other	1.5	—	17.3	18.8

Total	$18.4	$—	$17.3	$35.7

The activity for Level 3 pension plan assets for 2014 and 2013 is as follows:

	Level 3 Pension Plan Assets
(in millions)	Domestic Plans	Foreign Plans
Balance, December 31, 2012	$14.1	$16.2
Actual return on plan assets:
Relating to assets held at year-end	(0.2)	0.5
Purchases, sales, settlements and other, net	(0.1)	0.6

Balance, December 31, 2013	$13.8	$17.3

Actual return on plan assets:
Relating to assets held at year-end	0.7	0.4
Relating to assets sold during the period	0.2	—
Purchases, sales, settlements and other, net	(3.4)	(2.2)

Balance, December 31, 2014	$11.3	$15.5

Domestic Contributions

In 2015, the Company expects to make cash contributions of approximately $16 and $0.5 to its domestic pension and postretirement plans, respectively. These contributions are for both funded and unfunded plans and are net of participant contributions.

Foreign Contributions

The Company funds its pension plans in amounts consistent with applicable laws and regulations and expects to make cash contributions of approximately $4 in 2015.

Information about the expected benefit payments for the Company’s pension and postretirement plans are as follows:

Years Ending December 31,	Pension Plans	Postretirement Plans
	(in millions)
2015	$25.8	$0.5
2016	24.4	0.5
2017	24.5	0.5
2018	24.2	0.5
2019	24.7	0.5
Next 5 years	123.2	2.2

The current healthcare cost trend rate gradually declines through 2028 to the ultimate trend rate and remains level thereafter. A one percentage point change in assumed healthcare cost trend rates would not have a material effect on the postretirement benefit obligation or the service and interest cost components of postretirement benefit costs.

The Company sponsors a defined contribution savings plan for substantially all of its U.S. employees. Under provisions for this plan, employees may contribute a percentage of eligible compensation on both a before-tax basis and after-tax basis. The Company generally matches a percentage of a participating employee’s before-tax contributions. For 2014, 2013 and 2012, the defined contribution savings plan expense was $8.9, $7.8 and $6.4, respectively.

16. Restructuring Costs

Restructuring costs for 2014, 2013 and 2012 are as follows:

	2014
(in millions)	Employee Terminations	Other Charges	Total
Branded Consumables	$3.5	$0.1	$3.6
Consumer Solutions	0.7	1.1	1.8
Outdoor Solutions	2.1	0.2	2.3

Total	$6.3	$1.4	$7.7

	2013
(in millions)	Employee Terminations	Other Charges	Total
Branded Consumables	$4.8	$2.2	$7.0
Consumer Solutions	2.9	0.4	3.3
Outdoor Solutions	7.7	4.0	11.7

Total	$15.4	$6.6	$22.0

	2012
(in millions)	Employee Terminations	Other Charges	Total
Branded Consumables	$0.4	$—	$0.4
Consumer Solutions	12.0	2.1	14.1
Outdoor Solutions	2.4	10.2	12.6

Total	$14.8	$12.3	$27.1

Branded Consumables Segment Restructuring Costs

During 2013, the Company initiated a plan to rationalize the operating processes of certain international operations. The plan primarily consists of headcount reductions. Restructuring costs for 2013 primarily relate to this plan. For 2013, other charges are primarily comprised of lease terminations.

Consumer Solutions Segment Restructuring Costs

During 2012, the Company initiated a plan to rationalize the operating processes of certain international operations. This plan primarily consists of headcount reductions and facility consolidation and relocation. Restructuring costs for 2013 and 2012 primarily relate to this plan. For 2012, other charges are primarily comprised of lease terminations.

Outdoor Solutions Segment Restructuring Costs

During 2013, the Company initiated a plan to rationalize the operating processes of certain international operations. The plan primarily consists of headcount reductions. Restructuring costs for 2013 primarily relate to this plan.

During 2012, the Company initiated a plan to reorganize certain manufacturing facilities in the Far East within the winter sports business. Restructuring costs for 2012 primarily relate to this plan.

For 2013 and 2012, other charges are primarily comprised of lease and contract termination fees.

Accrued restructuring costs activity for 2014 and 2013 are as follows:

(in millions)	Accrual Balance at December 31, 2013	Restructuring Costs, net	Payments	Foreign Currency and Other	Accrual Balance at December 31, 2014
Severance and other employee-related (a)	$16.6	$6.3	$(17.2)	$(0.3)	$5.4
Other costs (b)	13.4	1.4	(9.4)	—	5.4

Total	$30.0	$7.7	$(26.6)	$(0.3)	$10.8

(in millions)	Accrual Balance at December 31, 2012	Restructuring Costs, net	Payments	Foreign Currency and Other	Accrual Balance at December 31, 2013
Severance and other employee-related (a)	$12.9	$15.4	$(11.8)	$0.1	$16.6
Other costs (b)	12.8	6.6	(6.0)	–	13.4

Total	$25.7	$22.0	$(17.8)	$0.1	$30.0

(a)	For 2014 and 2013, the total headcount underlying these costs is approximately 2,850 and 2,840, respectively. At December 31, 2014, approximately 75 employees have not been terminated under the plans. The amounts accrued at December 31, 2014 for severance and other employee-related are expected to be paid through 2015.
(b)	Amounts accrued at December 31, 2014 for other costs (principally lease and contract termination costs) are expected to be paid through 2016.

17. Segment Information

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

The Branded Consumables segment manufactures or sources, markets and distributes a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples, including arts and crafts paint brushes, air fresheners, brooms, brushes, buckets, children’s card games, clothespins, collectible tins, condoms, cord, rope and twine, dusters, dust pans, feeding bottles, fencing, fire extinguishing products, firelogs and firestarters, foam coolers, fresh preserving jars and accessories, home decor accessories, home fragrance products, kitchen matches, mops, other craft items, pacifiers, plastic cutlery, playing cards and accessories, rubber gloves and related cleaning products, safes, premium scented candles and accessories, security cameras, security doors, smoke and carbon monoxide alarms, soothers, sponges, storage organizers and workshop accessories, teats, toothpicks, travel sprays, window guards and other accessories. This segment markets our products under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, Billy Boy®, BRK®, Crawford®, Diamond®, Fiona®, First Alert®, First Essentials®, Hoyle®, Java-Log®, KEM®, Kerr®, Lehigh®, Lifoam® Lillo®, Loew-Cornell®, Mapa®, NUK®, Pine Mountain®, ProPak®, Quickie Green Cleaning®, Quickie Home-Pro®, Quickie Microban®, Quickie Original®, Quickie Professional®, Spontex®, Tigex®, Wellington® and Yankee Candle® brand names, among others.

The Consumer Solutions segment manufactures or sources, markets, and distributes a diverse line of household products, including kitchen appliances and home environment products. This segment maintains a strong portfolio of globally-recognized brands including Bionaire®, Cadence®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rainbow®, Rival®, Seal-a-Meal®, Sunbeam® and Villaware®. The principal products in this segment include: household kitchen appliances, such as blenders, coffeemakers, irons, mixers, slow cookers, tea kettles, toasters, toaster ovens and vacuum packaging machines; home environmental products, such as air purifiers, fans, heaters, humidifiers and vacuum cleaning systems; clippers, trimmers and other hair care products for professional use in the beauty and barber and animal categories; electric blankets, mattress pads and throws; products for the hospitality industry; and scales for consumer use. The Consumer Solutions segment also has rights to sell various small appliance products, in substantially all of Europe under the Breville® brand name.

The Outdoor Solutions segment manufactures or sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas grills, lanterns and flashlights, sleeping bags, tents and water recreation products such as inflatable boats, kayaks and tow-behinds. The Outdoor Solutions segment is also a leading provider of fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, PENN®, Pflueger®, Sebile®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, softball, football, basketball and lacrosse products are sold under brand names such as deBeer®, Gait®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas®, Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Helium®, Hodgman®, MadDog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as CAPP3L®, Ex Officio®, K2®, Marker®, Marmot®, Planet Earth®, Ride®, Völkl® and Zoot®, and premium air beds under the AeroBed® brand. The Outdoor Solutions Segment also sells a variety of products sold internationally under brand names such as Campingaz®, Esky®, Greys®, Hardy® and Invicta®.

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

Segment information as of and for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014
(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$2,993.6	$2,211.6	$2,739.2	$427.5	$(84.8)	$8,287.1	$—	$8,287.1

Segment earnings (loss)	520.6	358.0	302.3	52.0	—	1,232.9	(128.9)	1,104.0
Adjustments to reconcile to reported operating earnings (loss):
Fair market value adjustment to inventory	(2.1)	(21.3)	—	—	—	(23.4)	—	(23.4)
Restructuring costs	(3.6)	(1.8)	(2.3)	—	—	(7.7)	—	(7.7)
Acquisition-related and other costs, net (a)	(19.6)	27.8	(41.1)	—	—	(32.9)	(9.1)	(42.0)
Venezuela foreign exchange-related charges	—	—	—	—	—	—	(174.6)	(174.6)
Impairment of goodwill, intangibles and other assets	(13.9)	(0.7)	(9.9)	(0.9)	—	(25.4)	—	(25.4)
Depreciation and amortization	(86.1)	(32.4)	(55.6)	(11.3)	—	(185.4)	(5.7)	(191.1)

Operating earnings (loss)	$395.3	$329.6	$193.4	$39.8	$—	$958.1	$(318.3)	$639.8

Other segment data:
Total assets	$4,223.1	$2,516.5	$2,829.4	$194.1	$—	$9,763.1	$1,036.2	$10,799.3
Capital expenditures	92.3	28.6	57.3	17.6	—	195.8	6.3	202.1

	2013
(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$2,266.6	$2,040.0	$2,724.4	$403.6	$(78.7)	$7,355.9	$—	$7,355.9

Segment earnings (loss)	411.1	307.2	298.4	51.7	—	1,068.4	(132.4)	936.0
Adjustments to reconcile to reported operating earnings (loss):
Fair market value adjustment to inventory	(82.4)	—	(7.4)	—	—	(89.8)	—	(89.8)
Restructuring costs, net	(7.0)	(3.3)	(11.7)	—	—	(22.0)	—	(22.0)
Acquisition-related and other costs, net (b)	(7.4)	(1.4)	(25.9)	—	—	(34.7)	17.1	(17.6)
Venezuela foreign exchange-related charges	—	—	—	—	—	—	(29.0)	(29.0)
Other (c)	—	—	—	—	—	—	(38.8)	(38.8)
Depreciation and amortization	(60.8)	(32.5)	(57.3)	(11.3)	—	(161.9)	(4.0)	(165.9)

Operating earnings (loss)	$253.5	$270.0	$196.1	$40.4	$—	$760.0	$(187.1)	$572.9

Other segment data:
Total assets	$4,131.6	$2,055.6	$2,892.7	$183.0	$—	$9,262.9	$833.2	$10,096.1
Capital expenditures	39.0	39.0	87.2	8.4	—	173.6	37.4	211.0

	2012
(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$1,753.1	$1,940.9	$2,692.9	$377.1	$(67.9)	$6,696.1	$—	$6,696.1

Segment earnings (loss)	259.2	285.9	325.2	47.1	—	917.4	(103.6)	813.8
Adjustments to reconcile to reported operating earnings (loss):
Fair market value adjustment to inventory	—	(3.2)	(2.8)	—	—	(6.0)	—	(6.0)
Restructuring costs	(0.4)	(14.1)	(12.6)	—	—	(27.1)	—	(27.1)
Acquisition-related and other costs, net	(3.8)	(1.6)	(3.9)	—	—	(9.3)	(8.2)	(17.5)
Other (d)	—	—	—	—	—	—	(33.6)	(33.6)
Depreciation and amortization	(46.0)	(34.7)	(55.2)	(13.5)	—	(149.4)	(3.4)	(152.8)

Operating earnings (loss)	$209.0	$232.3	$250.7	$33.6	$—	$725.6	$(148.8)	$576.8

Other segment data:
Capital expenditures	$30.9	$53.6	$55.0	$9.9	$—	$149.4	$5.1	$154.5

(a)	Consolidated amount includes a gain of $38.7 on the sale of an Asian manufacturing facility recorded in the Consumer Solutions segment.
(b)	Consolidated amount includes a net gain on the sale of certain domestic assets recorded in the Corporate segment.
(c)	Represents stock-based compensation related to a grant of common stock to certain executive officers (see Note 13).
(d)	Represents cumulative stock-based compensation related to certain restricted share awards where compensation expense was not previously recognized as the achievement of the performance targets was not deemed probable (see Note 13).

Note: Intersegment sales are recorded at cost plus an agreed upon profit.

Geographic Information

Geographic information as of and for the years ended December 31, 2014, 2013 and 2012 is as follows:

(in millions)	Domestic	International	Total
2014
Net sales	$5,085.2	$3,201.9	$8,287.1
Property, plant and equipment, net	516.0	333.9	849.9
2013
Net sales	$4,482.7	$2,873.2	$7,355.9
Property, plant and equipment, net	464.7	387.9	852.6
2012
Net sales	$4,078.5	$2,617.6	$6,696.1

18. Accumulated Other Comprehensive Income (Loss)

AOCI activity for 2014 is as follows:

(in millions)	Cumulative Translation Adjustment	Derivative Financial Instruments	Accrued Benefit Cost	Unrealized Gain On Investment	AOCI
AOCI at December 31, 2013	$(13.6)	$1.0	$(46.3)	$0.3	$(58.6)
AOCI activity, net of tax:
OCI excluding reclassifications	(125.9)	16.6	(10.8)	(0.3)	(120.4)
Reclassifications to earnings	—	(4.2)	2.5	—	(1.7)

OCI, net of tax	(125.9)	12.4	(8.3)	(0.3)	(122.1)

AOCI at December 31, 2014	$(139.5)	$13.4	$(54.6)	$—	$(180.7)

For 2014, 2013 and 2012 reclassifications from AOCI to the results of operations for the Company’s pension and postretirement benefit plans were an expense of $3.8, $7.4 and $6.8, respectively, and primarily represent the amortization of net actuarial losses (see Note 15). For 2014, 2013 and 2012, reclassifications from AOCI to the results of operations for the Company’s derivative financial instruments for effective cash flow hedges were income of $6.3, $18.2 and $5.9, respectively (see Note 10).

The income tax (provision) benefit allocated to the components of OCI for 2014, 2013 and 2012 is as follows:

(in millions)	2014	2013	2012
Cumulative translation adjustment	$(12.5)	$—	$—
Derivative financial instruments	(6.0)	(2.3)	0.7
Accrued benefit cost	4.2	(14.5)	3.3
Unrealized gain on investment	0.1	—	(0.2)

Income tax (provision) benefit related to OCI	$(14.2)	$(16.8)	$3.8

19. Condensed Consolidating Financial Data

The Company provides condensed consolidating financial data for its subsidiaries that are guarantors of its registered public debt. The Company’s 6 1⁄8% Senior Notes due 2022 and Senior Subordinated Notes (see Note 9) are fully guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries (“Guarantor

Subsidiaries”). The guarantees of the Guarantor Subsidiaries are subject to release only in certain limited circumstances. The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these notes. Presented below is the condensed consolidating financial data of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis, using the equity method of accounting for subsidiaries, as of and for the years ended December 31, 2014, 2013 and 2012.

Condensed Consolidating Results of Operations

	Year Ended December 31, 2014
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$5,678.9	$3,407.1	$(798.9)	$8,287.1
Cost of sales	—	4,064.8	2,388.3	(798.9)	5,654.2

Gross profit	—	1,614.1	1,018.8	—	2,632.9
Selling, general and administrative expenses	104.8	1,130.3	724.9	—	1,960.0
Restructuring costs, net	—	—	7.7	—	7.7
Impairment of goodwill, intangibles and other assets	—	23.2	2.2	—	25.4

Operating earnings (loss)	(104.8)	460.6	284.0	—	639.8
Interest expense, net	171.9	31.3	7.1	—	210.3
Loss on early extinguishment of debt	56.7	—	—	—	56.7

Income (loss) before taxes and equity earnings of subsidiaries	(333.4)	429.3	276.9	—	372.8
Income tax provision (benefit)	(126.1)	162.4	94.0	—	130.3
Equity earnings of subsidiaries	449.8	156.1	—	(605.9)	—

Net income (loss)	242.5	423.0	182.9	(605.9)	242.5
Other comprehensive income (loss), net of tax	(122.1)	(160.9)	(191.8)	352.7	(122.1)

Comprehensive income (loss)	$120.4	$262.1	$(8.9)	$(253.2)	$120.4

	Year Ended December 31, 2013
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,930.5	$3,191.7	$(766.3)	$7,355.9
Cost of sales	—	3,732.3	2,275.2	(766.3)	5,241.2

Gross profit	—	1,198.2	916.5	—	2,114.7
Selling, general and administrative expenses	133.8	804.6	581.4	—	1,519.8
Restructuring costs, net	—	5.8	16.2	—	22.0

Operating earnings (loss)	(133.8)	387.8	318.9	—	572.9
Interest expense, net	199.3	(21.8)	17.9	—	195.4
Loss on early extinguishment of debt	25.9	—	—	—	25.9

Income (loss) before taxes and equity earnings of subsidiaries	(359.0)	409.6	301.0	—	351.6
Income tax provision (benefit)	(124.9)	165.9	106.7	—	147.7
Equity earnings of subsidiaries	438.0	145.0	—	(583.0)	—

Net income (loss)	203.9	388.7	194.3	(583.0)	203.9
Other comprehensive income (loss), net of tax	(5.2)	(2.0)	(26.1)	28.1	(5.2)

Comprehensive income (loss)	$198.7	$386.7	$168.2	$(554.9)	$198.7

	Year Ended December 31, 2012
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,448.1	$2,952.2	$(704.2)	$6,696.1
Cost of sales	—	3,354.8	2,121.1	(704.2)	4,771.7

Gross profit	—	1,093.3	831.1	—	1,924.4
Selling, general and administrative expenses	84.6	688.3	547.6	—	1,320.5
Restructuring cost, net	—	12.4	14.7	—	27.1

Operating earnings (loss)	(84.6)	392.6	268.8	—	576.8
Interest expense, net	213.3	(53.7)	25.7	—	185.3

Income (loss) before taxes and equity earnings of subsidiaries	(297.9)	446.3	243.1	—	391.5
Income tax provision (benefit)	(113.6)	194.9	66.3	—	147.6
Equity earnings of subsidiaries	428.2	163.1	—	(591.3)	—

Net income (loss)	243.9	414.5	176.8	(591.3)	243.9
Other comprehensive income (loss), net of tax	3.3	12.4	9.1	(21.5)	3.3

Comprehensive income (loss)	$247.2	$426.9	$185.9	$(612.8)	$247.2

Condensed Consolidating Balance Sheets

	As of December 31, 2014
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$728.8	$9.3	$426.7	$—	$1,164.8
Accounts receivable	—	1.2	1,276.7	—	1,277.9
Inventories	—	919.4	585.3	—	1,504.7
Other current assets	38.3	161.7	170.6	—	370.6

Total current assets	767.1	1,091.6	2,459.3	—	4,318.0

Property, plant and equipment, net	47.0	456.5	346.4	—	849.9
Goodwill	—	2,572.0	308.2	—	2,880.2
Intangibles, net	—	2,350.7	247.8	—	2,598.5
Intercompany receivables	4,641.2	4,758.6	4,547.7	(13,947.5)	—
Investment in subsidiaries	7,111.3	2,029.1	—	(9,140.4)	—
Other non-current assets	56.4	26.9	69.4	—	152.7

Total assets	$12,623.0	$13,285.4	$7,978.8	$(23,087.9)	$10,799.3

Liabilities and stockholders’ equity:
Short-term debt and current portion of long-term debt	$47.0	$1.6	$546.3	$—	$594.9
Accounts payable	8.7	529.8	271.4	—	809.9
Other current liabilities	63.6	337.4	271.4	—	672.4

Total current liabilities	119.3	868.8	1,089.1	—	2,077.2

Long-term debt	4,442.0	4.2	17.8	—	4,464.0
Intercompany payables	5,197.4	4,044.0	4,706.1	(13,947.5)	—
Deferred taxes on income	100.4	1,039.3	82.4	—	1,222.1
Other non-current liabilities	154.6	160.5	111.6	—	426.7
Total stockholders’ equity	2,609.3	7,168.6	1,971.8	(9,140.4)	2,609.3

Total liabilities and stockholders’ equity	$12,623.0	$13,285.4	$7,978.8	$(23,087.9)	$10,799.3

	As of December 31, 2013
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$630.8	$13.5	$484.2	$—	$1,128.5
Accounts receivable	—	1.4	1,194.7	—	1,196.1
Inventories	—	839.7	572.2	—	1,411.9
Other current assets	23.0	174.3	149.7	—	347.0

Total current assets	653.8	1,028.9	2,400.8	—	4,083.5

Property, plant and equipment, net	46.7	404.1	401.8	—	852.6
Goodwill	—	2,365.5	254.8	—	2,620.3
Intangibles, net	—	2,190.8	202.2	—	2,393.0
Intercompany receivables	3,850.2	4,211.0	3,838.6	(11,899.8)	—
Investment in subsidiaries	6,812.4	2,031.8	—	(8,844.2)	—
Other non-current assets	68.7	18.1	59.9	—	146.7

Total assets	$11,431.8	$12,250.2	$7,158.1	$(20,744.0)	$10,096.1

Liabilities and stockholders’ equity:
Short-term debt and current portion of long-term debt	$144.2	$1.4	$509.5	$—	$655.1
Accounts payable	11.4	390.0	262.8	—	664.2
Other current liabilities	121.6	299.0	299.5	—	720.1

Total current liabilities	277.2	690.4	1,071.8	—	2,039.4

Long-term debt	4,065.9	4.3	17.1	—	4,087.3
Intercompany payables	4,415.0	3,494.9	3,989.9	(11,899.8)	—
Deferred taxes on income	19.0	974.4	71.9	—	1,065.3
Other non-current liabilities	105.0	156.9	92.5	—	354.4
Total stockholders’ equity	2,549.7	6,929.3	1,914.9	(8,844.2)	2,549.7

Total liabilities and stockholders’ equity	$11,431.8	$12,250.2	$7,158.1	$(20,744.0)	$10,096.1

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2014
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$(145.5)	$555.1	$236.5	$(19.1)	$627.0
Financing activities:
Net change in short-term debt	—	—	25.4	—	25.4
(Payments on) proceeds from intercompany transactions	11.8	(74.9)	44.0	19.1	—
Proceeds from issuance of long-term debt	1,752.5	1.6	10.7	—	1,764.8
Payments on long-term debt	(1,245.7)	(1.5)	(0.8)	—	(1,248.0)
Issuance (repurchase) of common stock, net	(285.3)	—	—	—	(285.3)
Excess tax benefits from stock-based compensation	38.0	—	—	—	38.0
Other	(21.4)	(7.6)	(0.4)	—	(29.4)

Net cash provided by (used in) financing activities	249.9	(82.4)	78.9	19.1	265.5

Investing activities:
Additions to property, plant and equipment	(6.2)	(129.0)	(66.9)	—	(202.1)
Acquisition of business, net of cash acquired	—	(340.5)	(176.9)	—	(517.4)
Other	(0.2)	(7.4)	15.6	—	8.0

Net cash used in investing activities	(6.4)	(476.9)	(228.2)	—	(711.5)

Effect of exchange rate changes on cash	—	—	(144.7)	—	(144.7)

Net increase (decrease) in cash and cash equivalents	98.0	(4.2)	(57.5)	—	36.3
Cash and cash equivalents at beginning of year	630.8	13.5	484.2	—	1,128.5

Cash and cash equivalents at end of year	$728.8	$9.3	$426.7	$—	$1,164.8

	Year Ended December 31, 2013
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$(180.6)	$675.2	$182.8	$(8.9)	$668.5
Financing activities:
Net change in short-term debt	—	(0.1)	102.1	—	102.0
(Payments on) proceeds from intercompany transactions	775.4	(567.5)	(200.5)	(7.4)	—
Proceeds from issuance of long-term debt	1,261.5	—	11.9	—	1,273.4
Payments on long-term debt	(404.5)	(1.8)	(1.4)	—	(407.7)
Issuance (repurchase) of common stock, net	450.5	—	—	—	450.5
Excess tax benefits from stock-based compensation	11.6	—	—	—	11.6
Other	(19.2)	(4.4)	(0.6)	—	(24.2)

Net cash provided by (used in) financing activities	2,075.3	(573.8)	(88.5)	(7.4)	1,405.6

Investing activities:
Additions to property, plant and equipment	(37.5)	(77.7)	(95.8)	—	(211.0)
Acquisition of business, net of cash acquired	(1,807.4)	—	(12.7)	—	(1,820.1)
Intercompany investing activities, net	—	(16.3)	—	16.3	—
Other	20.8	1.2	51.7	—	73.7

Net cash used in investing activities	(1,824.1)	(92.8)	(56.8)	16.3	(1,957.4)

Effect of exchange rate changes on cash	—	—	(22.3)	—	(22.3)

Net increase in cash and cash equivalents	70.6	8.6	15.2	—	94.4
Cash and cash equivalents at beginning of year	560.2	4.9	469.0	—	1,034.1

Cash and cash equivalents at end of year	$630.8	$13.5	$484.2	$—	$1,128.5

	Year Ended December 31, 2012
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$(171.4)	$463.5	$207.9	$(19.7)	$480.3
Financing activities:
Net change in short-term debt	—	—	74.7	—	74.7
(Payments on) proceeds from intercompany transactions	409.6	(421.3)	(8.0)	19.7	—
Proceeds from issuance of long-term debt	800.0	0.5	2.0	—	802.5
Payments on long-term debt	(166.0)	(0.4)	(6.3)	—	(172.7)
Issuance (repurchase) of common stock, net	(557.9)	—	—	—	(557.9)
Excess tax benefits from stock-based compensation	43.0	—	—	—	43.0
Other	(24.4)	—	(0.5)	—	(24.9)

Net cash provided by (used in) financing activities	504.3	(421.2)	61.9	19.7	164.7

Investing activities:
Additions to property, plant and equipment	(5.2)	(67.0)	(82.3)	—	(154.5)
Acquisition of business, net of cash acquired	(104.2)	(3.0)	(179.1)	—	(286.3)
Other	1.3	4.2	7.8	—	13.3

Net cash used in investing activities	(108.1)	(65.8)	(253.6)	—	(427.5)

Effect of exchange rate changes on cash	—	—	8.3	—	8.3

Net decrease in cash and cash equivalents	224.8	(23.5)	24.5	—	225.8
Cash and cash equivalents at beginning of year	335.4	28.4	444.5	—	808.3

Cash and cash equivalents at end of year	$560.2	$4.9	$469.0	$—	$1,034.1

The amounts reflected as proceeds (payments) from (to) intercompany transactions represent cash flows originating from transactions conducted between guarantor subsidiaries, non-guarantor subsidiaries and parent in the normal course of business operations.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Jarden Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Jarden Corporation and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

New York, New York

March 2, 2015

Supplementary Data

Selected Quarterly Financial Data (Unaudited)

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (b)	Total
2014
Net sales	$1,731.8	$1,975.1	$2,142.2	$2,438.0	$8,287.1
Gross profit	514.4	602.0	673.3	843.2	2,632.9
Net income as reported	3.7	52.1	108.6	78.1	242.5
Basic earnings per share (a)	0.02	0.28	0.59	0.42	1.31
Diluted earnings (loss) per share (a)	0.02	0.28	0.58	0.41	1.28
2013
Net sales	$1,580.7	$1,758.8	$1,800.8	$2,215.6	$7,355.9
Gross profit	443.5	513.5	523.2	634.5	2,114.7
Net income (loss) as reported	(4.4)	76.4	94.9	37.0	203.9
Basic earnings (loss) per share (a)	(0.03)	0.47	0.57	0.20	1.20
Diluted earnings (loss) per share (a)	(0.03)	0.47	0.56	0.19	1.18

(a)	Earnings per share calculations for each quarter are based on the weighted average number of shares outstanding for each period, and the sum of the quarterly amounts may not necessarily equal the annual earnings per share amounts.
(b)	The results of operations for the fourth quarter of 2014 include $151 of foreign exchange-related charges related to the Company’s Venezuela operations (see Note 1 to the consolidated financial statements), non-cash impairment charges of $25.4 related to the impairment intangible assets (see Note 6 to the consolidated financial statements) and a gain of $38.7 on the sale of an Asian manufacturing facility. The results of operations for the fourth quarter of 2013 includes a charge of $78.9 for the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory related to the YCC Acquisition, a gain of approximately $28 on the sale of certain assets and $38.8 of stock-based compensation related to a grant of common stock to certain executive officers (see Note 13 to the consolidated financial statements).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2014, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and the above criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by the Company’s independent auditor, PricewaterhouseCoopers LLP, an independent registered public accounting firm, and issued their audit report expressing an unqualified opinion on the Company’s internal control over financial reporting, as stated in their report which is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter ended December 31, 2014, there was no change in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding executive officers is included in Part I of this Annual Report on Form 10-K as permitted by General Instruction G(3).

Jarden Corporation has adopted a “Business Conduct and Ethics Policy” (“Code”) for all its employees, including its principal executive officer, principal financial officer and principal accounting officer. The Code is available on the Company’s Internet website at http://www.jarden.com, at the tab “For Investors - Governance.”

Other information required by Item 10, including information regarding directors, membership and function of the audit committee, including the financial expertise of its members, and Section 16(a) compliance, appearing under the captions “Election of Directors,” “Information Regarding Board of Directors and Committees” and “Other Matters” of the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference. The Company intends to file its Proxy Statement with the Securities and Exchange Commission (the “SEC”) not later than 120 days after December 31, 2014.

Item 11.	Executive Compensation

The information required by Item 11 appearing under the captions “Information Regarding Board of Directors and Committees—Compensation of Directors” and “Executive Compensation” of the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 appearing under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” of the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2014.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 appearing under the captions “Information Regarding Board of Directors and Committees” and “Certain Relationships and Related Transactions” of the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2014.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 appearing under the caption “Independent Registered Public Accounting Firm” of the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2014.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

(1)	Financial Statements:

Location In Form 10-K

Reports of independent registered public accounting firm	Item 8

Consolidated Statements of Operations—Years ended December 31, 2014, 2013 and 2012	Item 8

Consolidated Statements of Comprehensive Income—Years ended December 31, 2014, 2013 and 2012	Item 8

Consolidated Balance Sheets—December 31, 2014 and 2013	Item 8

Consolidated Statements of Cash Flows—Years ended December 31, 2014, 2013 and 2012	Item 8

Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2014, 2013 and 2012	Item 8

Notes to Consolidated Financial Statements	Item 8

(2)	Financial Statement Schedule:

See Schedule II of this Form 10-K.

(3)	Exhibits:

Copies of exhibits incorporated by reference can be obtained from the SEC and are located in SEC File No. 001-13665.

Exhibit Number	Description of Exhibit

2.1	Unit Purchase Agreement, dated September 3, 2013, by and among Yankee Candle Group LLC, the Company, Yankee Candle Investments LLC and the other parties hereto (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on September 4, 2013, and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 15, 2005, and incorporated herein by reference).

3.4	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 17, 2011, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
3.5	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 17, 2014, and incorporated herein by reference).

3.6	Third Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 29, 2014, and incorporated herein by reference).

4.1	Base Indenture, dated February 13, 2007 (the “2007 Indenture”), between the Company and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference).

4.2	First Supplemental Indenture to the 2007 Indenture, dated February 13, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on February 16, 2007, and incorporated herein by reference).

4.3	Second Supplemental Indenture to the 2007 Indenture, dated February 14, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on February 16, 2007, and incorporated herein by reference).

4.4	Third Supplemental Indenture to the 2007 Indenture, dated May 11, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on July 31, 2007, and incorporated herein by reference).

4.5	Fourth Supplemental Indenture to the 2007 Indenture, dated July 6, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 5, 2007, and incorporated herein by reference).

4.6	Fifth Supplemental Indenture to the 2007 Indenture, dated December 7, 2007 among the Company, the guarantors party thereto and The Bank of New York, as Trustee (filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed on February 25, 2008, and incorporated herein by reference).

4.7	Sixth Supplemental Indenture to the 2007 Indenture, dated November 23, 2009 among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as successor Trustee (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K, filed on February 24, 2010, and incorporated herein by reference).

4.8	Seventh Supplemental Indenture to the 2007 Indenture, dated October 20, 2010 among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as successor Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on October 29, 2010 and incorporated herein by reference).

4.9	Base Indenture dated April 30, 2009 (the “2009 Indenture”), between the Company and The Bank of New York Mellon, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on May 6, 2009, and incorporated herein by reference).

4.10	Third Supplemental Indenture to the 2009 Indenture, dated November 9, 2010, among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on November 15, 2010 and incorporated herein by reference).

4.11	Instrument of Resignation, Appointment and Acceptance, dated November 6, 2009, among the Company, The Bank of New York Mellon and Wells Fargo Bank, National Association (filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K, filed on February 24, 2010, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
4.12	Indenture related to the Company’s 1 7/8% Senior Subordinated Convertible Notes due 2018, dated as of September 18, 2012, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 21, 2012 and incorporated herein by reference).

4.13	Indenture related to the Company’s 1 1⁄2% Senior Subordinated Convertible Notes due 2019, dated as of June 12, 2013, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on June 14, 2013, and incorporated herein by reference).

4.14	Indenture related to the Company’s 1 1⁄8% Senior Subordinated Convertible Notes due 2034, dated as of March 17, 2014, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 21, 2014, and incorporated herein by reference).

4.15	Indenture related to the Company’s 3 3⁄4% Senior Notes due 2021, dated as of July 14, 2014, among the Company, the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as trustee and Société Générale Bank & Trust, as paying agent, transfer agent, registrar and authenticating agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on July 18, 2014, and incorporated herein by reference).

†10.1	Form of Indemnification Agreement (filed as Exhibit 10.13 to the Company’s Registration Statement on Form 10, filed on March 17, 1993, and incorporated herein by reference).

†10.2	List of Directors and Executive Officers party to Exhibit 10.1 (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed on March 31, 1996, and incorporated herein by reference).

†10.3	Jarden Corporation Amended and Restated 2003 Stock Incentive Plan (incorporated by reference from Annex C to the Company’s 2005 Definitive Proxy Statement with respect to the Company’s 2005 Annual Meeting of Stockholders, as filed on May 9, 2005).

†10.4	Amendment No. 1 to the Jarden Corporation Amended and Restated 2003 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 19, 2007, and incorporated herein by reference).

†10.5	Jarden Corporation 2009 Stock Incentive Plan (incorporated by reference from Annex A to the Company’s 2009 Definitive Proxy Statement with respect to the Company’s 2009 Annual Meeting of Stockholders, as filed on April 9, 2009).

†10.6	Jarden Corporation 2013 Stock Incentive Plan (incorporated by reference from Annex A to the Company’s 2013 Definitive Proxy Statement with respect to the Company’s 2013 Annual Meeting of Stockholders, as filed on April 15, 2013).

†10.7	Jarden Corporation 2013 Employee Stock Purchase Plan (incorporated by reference from Annex B to the Company’s 2013 Definitive Proxy Statement with respect to the Company’s 2013 Annual Meeting of Stockholders, as filed on April 15, 2013).

†10.8	Fifth Amended and Restated Employment Agreement, dated as of July 23, 2012, between the Company and Martin E. Franklin (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2012, and incorporated herein by reference).

†10.9	Fifth Amended and Restated Employment Agreement, dated as of July 23, 2012, between the Company and Ian G.H. Ashken (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 27, 2012, and incorporated herein by reference).

Exhibit Number	Description of Exhibit

†10.10	Fourth Amended and Restated Employment Agreement between the Company and James E. Lillie, dated as of July 23, 2012 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 27, 2012, and incorporated herein by reference).

†10.11	Amended and Restated Employment Agreement between the Company and John E. Capps, dated as of July 23, 2012 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on July 27, 2012, and incorporated herein by reference).

†10.12	Amended and Restated Employment Agreement between the Company and Richard T. Sansone, dated as of July 23, 2012 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on July 27, 2012, and incorporated herein by reference).

†10.13	Equity Award, Lock-Up and Amendment Agreement, dated as of December 19, 2013, by and between Jarden Corporation and Martin E. Franklin (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 20, 2013, and incorporated herein by reference).

†10.14	Equity Award, Lock-Up and Amendment Agreement, dated as of December 19, 2013, by and between Jarden Corporation and Ian G.H. Ashken (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 20, 2013, and incorporated herein by reference).

†10.15	Equity Award, Lock-Up and Amendment Agreement, dated as of December 19, 2013, by and between Jarden Corporation and James E. Lillie (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on December 20, 2013, and incorporated herein by reference).

†10.16	Restricted Stock Agreement, dated February 12, 2014, between the Company and Martin E. Franklin (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 14, 2014, and incorporated herein by reference).

†10.17	Restricted Stock Agreement, dated February 12, 2014, between the Company and Ian G.H. Ashken (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 14, 2014, and incorporated herein by reference).

†10.18	Restricted Stock Agreement, dated February 12, 2014, between the Company and James E. Lillie (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 14, 2014, and incorporated herein by reference).

†10.19	Restricted Stock Agreement, dated January 2, 2015, between the Company and Martin E. Franklin (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 5, 2015, and incorporated herein by reference).

†10.20	Restricted Stock Agreement, dated January 2, 2015, between the Company and Ian G.H. Ashken (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 5, 2015, and incorporated herein by reference).

†10.21	Restricted Stock Agreement, dated January 2, 2014, between the Company and James E. Lillie (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on January 5, 2015, and incorporated herein by reference).

10.22	Credit Agreement, dated as of March 31, 2011, among the Company, as the US borrower, Jarden Lux Holdings S.à r.l., Jarden Lux S.à r.l. and Jarden Lux Finco S.à r.l., collectively as the Luxembourg Borrower, the several lenders and letter of credit issuers from time to time party thereto, and Barclays Bank PLC, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 6, 2011, and incorporated herein by reference).

Exhibit Number	Description of Exhibit

10.23	Pledge and Security Agreement, dated as of March 31, 2011, among the Company, as a grantor, each other grantors signatory thereto and Barclays Bank PLC, as administrative agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 6, 2011, and incorporated herein by reference).

10.24	Guaranty, dated as of March 31, 2011, of the Company and the several subsidiary guarantors signatory thereto (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 6, 2011, and incorporated herein by reference).

10.25	Amendment No. 1 to Credit Agreement, dated as of February 24, 2012 among the Company, as the US Borrower, Jarden Lux Holdings S.à r.l., Jarden Lux S.à r.l. and Jarden Lux Finco S.à r.l., collectively as the Luxembourg Borrower, Barclays Bank PLC, as administrative agent and collateral agent, and each incremental lender identified on the signature pages thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 24, 2012, and incorporated herein by reference).

10.26	Consent, Agreement and Affirmation of Guaranty and Pledge and Security Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 24, 2012, and incorporated herein by reference).

10.27	Amendment No. 2 to Credit Agreement, dated as of March 22, 2013, among the Company, as the US Borrower, Jarden Lux Holdings S.à r.l., Jarden Lux S.à r.l. and Jarden Lux Finco S.à r.l., collectively as the Luxembourg Borrower, Barclays Bank PLC, as administrative agent and collateral agent, and each lender and/or L/C issuer indetified on the signature pages thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2013, and incorporated herein by reference).

10.28	Consent, Agreement and Affirmation of Guaranty and Pledge and Security Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 28, 2013, and incorporated herein by reference).

10.29	Amendment No. 3 to Credit Agreement, dated as of September 3, 2013, among the Company, as the US Borrower, Jarden Lux Holdings S.à r.l., Jarden Lux S.à r.l., and Jarden Lux Finco S.à r.l., collectively as the Luxembourg Borrower, Barclays Bank PLC, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 9. 2013, and incorporated herein by reference).

10.30	Consent, Agreement and Affirmation of Guaranty and Pledge and Security Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 9. 2013, and incorporated herein by reference).

10.31	Amendment No. 4 to Credit Agreement, dated as of October 3, 2013, among the Company, as the US Borrower, Jarden Lux Holdings S.à r.l., Jarden Lux S.à r.l., and Jarden Lux Finco S.à r.l., collectively as the Luxembourg Borrower, Barclays Bank PLC, as administrative agent and collateral agent, and each incremental lender identified on the signature pages thereto (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on October 9. 2013, and incorporated herein by reference).

10.32	Consent, Agreement and Affirmation of Guaranty and Pledge and Security Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on October 9, 2013, and incorporated herein by reference).

Exhibit Number	Description of Exhibit

10.33	Amendment No. 5 to Credit Agreement, dated as of December 19, 2014, among the Company, as the US Borrower, Jarden Lux Holdings S.à r.l., Jarden Lux S.à r.l., and Jarden Lux Finco S.à r.l., collectively as the Luxembourg Borrower, Barclays Bank PLC, as administrative agent and collateral agent, and each incremental lender identified on the signature pages thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 29, 2014, and incorporated herein by reference).

10.34	Consent, Agreement and Affirmation of Guaranty and Pledge and Security Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 29, 2014, and incorporated herein by reference).

10.35	Third Amended and Restated Loan Agreement, dated as of February 17, 2012, among the Company, as initial servicer; Jarden Receivables, LLC, as borrower; SunTrust Bank, as a lender, PNC Bank, National Association, as a lender and Wells Fargo Bank, National Association, as a lender and issuer of letters of credit, and SunTrust Robinson Humphrey, Inc., as administrator, together with the Reaffirmation, Acknowledgement and Consent of Performance Guarantor thereunder executed by the Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 24, 2012, and incorporated herein by reference).

10.36	Amendment No. 1 to the Third Amended and Restated Loan Agreement, dated as of October 10, 2013, among the Company, as servicer; Jarden Receivables, LLC, as borrower; SunTrust Bank, as a lender, PNC Bank, National Association, as a lender and Wells Fargo Bank, National Association, as a lender and issuer of letters of credit, and SunTrust Robinson Humphrey, Inc., as administrator, together with the Reaffirmation, Acknowledgement and Consent of Performance Guarantor thereunder executed by the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 16, 2013, and incorporated herein by reference).

10.37	Amendment No. 2 to the Third Amended and Restated Loan Agreement, dated as of April 23, 2014, among the Company, as servicer; Jarden Receivables, LLC, as borrower; SunTrust Bank, as a lender, PNC Bank, National Association, as a lender and Wells Fargo Bank, National Association, as a lender and issuer of letters of credit, and SunTrust Robinson Humphrey, Inc., as administrator, together with the Reaffirmation, Acknowledgement and Consent of Performance Guarantor thereunder executed by the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on July 31, 2014, and incorporated herein by reference).

*10.38	Amendment No. 3 to the Third Amended and Restated Loan Agreement, dated as of April 23, 2014, among the Company, as servicer; Jarden Receivables, LLC, as borrower; SunTrust Bank, as a lender, PNC Bank, National Association, as a lender and Wells Fargo Bank, National Association, as a lender and issuer of letters of credit, and SunTrust Robinson Humphrey, Inc., as administrator, together with the Reaffirmation, Acknowledgement and Consent of Performance Guarantor thereunder executed by the Company.

10.39	Second Amended and Restated Receivables Contribution and Sales Agreement, dated as of July 29, 2010, among the originators party thereto and Jarden Receivables, LLC, as buyer (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 4, 2010, and incorporated herein by reference).

10.40	Amendment No. 1 to Second Amended and Restated Receivables Contribution and Sales Agreement, dated as of February 17, 2012, among the originators party thereto and Jarden Receivables, LLC, as buyer (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on February 24, 2012, and incorporated herein by reference).

Exhibit Number	Description of Exhibit

10.41	Amendment No. 2 to Second Amended and Restated Receivables Contribution and Sales Agreement, dated as of April 23, 2014, among the originators party thereto and Jarden Receivables, LLC, as buyer (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on July 31, 2014, and incorporated herein by reference).

10.42	Performance Undertaking, dated August 8, 2007, executed by the Company, as performance guarantor, in favor of Jarden Receivables LLC, as beneficiary (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on August 14, 2007, and incorporated herein by reference).

10.43	Lender Note, dated February 17, 2012, executed by Jarden Receivables, LLC in favor of SunTrust Bank (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on February 24, 2012, and incorporated herein by reference).

10.44	Amended and Restated Lender Note, dated February 17, 2012, executed by Jarden Receivables, LLC in favor of Wells Fargo Bank, National Association (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on February 24, 2012, and incorporated herein by reference).

10.45	Lender Note, dated February 17, 2012, executed by Jarden Receivables, LLC in favor of PNC Bank, National Association (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on February 24, 2012, and incorporated herein by reference).

10.46	Form of 7 1⁄2% Senior Subordinated Note due 2017 (filed as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference).

10.47	Form of 6 1⁄8% Senior Note Due 2022 (filed as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on November 15, 2010, and incorporated herein by reference).

10.48	Form of 1 7/8% Senior Subordinated Convertible Note due 2018 (filed as Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 21, 2012, and incorporated herein by reference).

10.49	Form of 1 1⁄2% Senior Subordinated Convertible Note due 2019 (filed as Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on June 14, 2013, and incorporated herein by reference).

10.50	Form of 1 1⁄8% Senior Subordinated Convertible Notes due 2034 (filed as Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 21, 2014, and incorporated herein by reference).

10.51	Form of 3 3⁄4% Senior Note due 2021 (filed as Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on July 18, 2014, and incorporated herein by reference).

10.52	Share Purchase Agreement, dated April 1, 2010, by and among the Company, Total S.A. and Camping Gaz (Deutschland) GmbH (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 7, 2010, and incorporated herein by reference).

*12.1	Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Description of Exhibit

*24.1	Power of Attorney (included on the signature page hereto).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Balance Sheets at December 31, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (v) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith
†	This Exhibit represents a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JARDEN CORPORATION
(Registrant)

By:	/s/ JAMES E. LILLIE
James E. Lillie Chief Executive Officer March 2, 2015

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

/s/ MARTIN E. FRANKLIN Martin E. Franklin	Executive Chairman	March 2, 2015

/s/ IAN G.H. ASHKEN Ian G.H. Ashken	Vice Chairman and President	March 2, 2015

/s/ JAMES E. LILLIE James E. Lillie	Director and Chief Executive Officer (Principal Executive Officer)	March 2, 2015

/s/ ALAN W. LEFEVRE Alan W. LeFevre	Executive Vice President – Finance and Chief Financial Officer (Principal Financial Officer)	March 2, 2015

/s/ JAMES L. CUNNINGHAM III James L. Cunningham III	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 2, 2015

/s/ WILLIAM J. GRANT William J. Grant	Director	March 2, 2015

/s/ MICHAEL S. GROSS Michael S. Gross	Director	March 2, 2015

/s/ RICHARD J. HECKMANN Richard J. Heckmann	Director	March 2, 2015

/s/ WILLIAM P. LAUDER William P. Lauder	Director	March 2, 2015

/s/ ROS L’ESPERANCE Ros L’Esperance	Director	March 2, 2015

/s/ IRWIN D. SIMON Irwin D. Simon	Director	March 2, 2015

/s/ ROBERT L. WOOD Robert L. Wood	Director	March 2, 2015

Schedule II

JARDEN CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in millions)

	Balance at beginning of period	Charges to costs and expense	Deductions from reserves	Other (2)	Balance at end of period
Reserves against accounts receivable (1):
2014	$(97.0)	$(93.1)	$67.4	$3.0	$(119.7)
2013	(79.7)	(92.5)	74.9	0.3	(97.0)
2012	(83.9)	(70.7)	76.1	(1.2)	(79.7)

(1)	Principally consisting of reserves for uncollectable accounts and sales returns and allowances.
(2)	Principally consisting of foreign currency translation.

JARDEN CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

EXHIBIT INDEX

Copies of exhibits incorporated by reference can be obtained from the SEC and are located in Commission File No. 001-13665.

Exhibit Number	Description of Exhibit

*10.38	Amendment No. 3 to the Third Amended and Restated Loan Agreement, dated as of April 23, 2014, among the Company, as servicer; Jarden Receivables, LLC, as borrower; SunTrust Bank, as a lender, PNC Bank, National Association, as a lender and Wells Fargo Bank, National Association, as a lender and issuer of letters of credit, and SunTrust Robinson Humphrey, Inc., as administrator, together with the Reaffirmation, Acknowledgement and Consent of Performance Guarantor thereunder executed by the Company.

*12.1	Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm.

*24.1	Power of Attorney (included on the signature page hereto).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Balance Sheets at December 31, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (v) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith
†	This Exhibit represents a management contract or a compensatory plan.