Form 10-Q
period 2015-03-31
JARDEN CORP
filed 2015-04-30
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 20, 2015
Common Stock, par value $0.01 per share	192,565,000 shares

JARDEN CORPORATION

Quarterly Report on Form 10-Q

For the three months ended March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three months ended March 31,
	2015	2014
Net sales	$1,731.5	$1,731.8
Cost of sales	1,231.0	1,217.4

Gross profit	500.5	514.4
Selling, general and administrative expenses	528.7	450.9
Restructuring costs, net	2.6	0.3

Operating earnings (loss)	(30.8)	63.2
Interest expense, net	52.9	54.0

Income (loss) before taxes	(83.7)	9.2
Income tax provision (benefit)	(28.2)	5.5

Net income (loss)	$(55.5)	$3.7

Earnings (loss) per share:
Basic	$(0.30)	$0.02
Diluted	$(0.30)	$0.02
Weighted average shares outstanding:
Basic	185.4	187.7
Diluted	185.4	193.2

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three months ended March 31,
	2015	2014
Comprehensive income (loss):
Net income (loss)	$(55.5)	$3.7
Other comprehensive income (loss), before tax:
Cumulative translation adjustment	(83.6)	(7.8)
Derivative financial instruments	2.7	(2.1)
Accrued benefit cost	3.2	1.2

Total other comprehensive income (loss), before tax	(77.7)	(8.7)
Income tax (provision) benefit related to other comprehensive income (loss)	(13.9)	0.4

Comprehensive income (loss)	$(147.1)	$(4.6)

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share amounts)

	March 31, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$680.6	$1,164.8
Accounts receivable, net of allowances of $102.8 and $119.7 at March 31, 2015 and December 31, 2014, respectively	1,197.3	1,277.9
Inventories	1,720.9	1,504.7
Deferred taxes on income	202.9	166.2
Prepaid expenses and other current assets	179.7	204.4

Total current assets	3,981.4	4,318.0

Property, plant and equipment, net	798.1	849.9
Goodwill	2,873.3	2,880.2
Intangibles, net	2,580.1	2,598.5
Other assets	147.1	152.7

Total assets	$10,380.0	$10,799.3

Liabilities:
Short-term debt and current portion of long-term debt	$536.9	$594.9
Accounts payable	721.2	809.9
Accrued salaries, wages and employee benefits	163.3	195.1
Other current liabilities	389.9	477.3

Total current liabilities	1,811.3	2,077.2

Long-term debt	4,429.6	4,464.0
Deferred taxes on income	1,231.2	1,222.1
Other non-current liabilities	418.7	426.7

Total liabilities	7,890.8	8,190.0

Commitments and contingencies (see Note 10)	—	—
Stockholders’ equity:
Preferred stock ($0.01 par value, 5.0 shares authorized, no shares issued at March 31, 2015 and December 31, 2014)	—	—
Common stock ($0.01 par value, 300 shares authorized, 233.3 shares issued at March 31, 2015 and December 31, 2014)	2.3	2.3
Additional paid-in capital	2,558.7	2,515.5
Retained earnings	1,229.2	1,284.7
Accumulated other comprehensive income (loss)	(272.3)	(180.7)
Less: Treasury stock (40.8 and 41.3 shares, at cost, at March 31, 2015 and December 31, 2014, respectively)	(1,028.7)	(1,012.5)

Total stockholders’ equity	2,489.2	2,609.3

Total liabilities and stockholders’ equity	$10,380.0	$10,799.3

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(55.5)	$3.7
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	47.5	45.6
Venezuela-related charges	60.6	—
Stock-based compensation	38.9	34.9
Excess tax benefits from stock-based compensation	(19.8)	(33.3)
Other non-cash items	(0.3)	(7.0)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	53.6	(57.4)
Inventory	(255.6)	(175.6)
Accounts payable	(85.8)	23.0
Other assets and liabilities	(104.2)	(92.0)

Net cash used in operating activities	(320.6)	(258.1)

Cash flows from financing activities:
Net change in short-term debt	(60.2)	(5.5)
Proceeds from issuance of long-term debt	2.0	690.2
Payments on long-term debt	(12.2)	(30.1)
Issuance (repurchase) of common stock, net	(34.6)	(193.9)
Excess tax benefits from stock-based compensation	19.8	33.3
Debt issuance costs	—	(16.0)
Other	(0.4)	(1.6)

Net cash provided by (used in) financing activities	(85.6)	476.4

Cash flows from investing activities:
Additions to property, plant and equipment	(48.1)	(41.1)
Acquisition of businesses, net of cash acquired	(33.2)	—
Other	39.9	3.3

Net cash used in investing activities	(41.4)	(37.8)

Effect of exchange rate changes on cash and cash equivalents	(36.6)	(2.8)

Net increase (decrease) in cash and cash equivalents	(484.2)	177.7
Cash and cash equivalents at beginning of period	1,164.8	1,128.5

Cash and cash equivalents at end of period	$680.6	$1,306.2

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements of Jarden Corporation and its subsidiaries (hereinafter referred to as the “Company” or “Jarden”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all adjustments that are, in the opinion of management, normal, recurring and necessary for a fair presentation of the results for the interim period. The Condensed Consolidated Balance Sheet at December 31, 2014 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Certain reclassifications have been made in the Company’s financial statements of the prior year to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

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

Supplemental Information

Stock-based compensation costs, which are included in selling, general and administrative expenses (“SG&A”), were $38.9 and $34.9 for the three months ended March 31, 2015 and 2014, respectively.

Interest expense is net of interest income of $0.7 and $1.4 for the three months ended March 31, 2015 and 2014, respectively.

Venezuela Operations

Prior to March 31, 2015, the Company included the results of its Venezuelan operations in the consolidated financial statements using the consolidation method of accounting. Venezuelan exchange control regulations have become increasingly restrictive and have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and have restricted our Venezuelan operations’ ability to pay obligations denominated in U.S. dollars, as well as dividends. These exchange regulations, combined with certain Venezuelan regulations, limit the Company’s ability to rationalize its manufacturing platform to a level that would allow the Company to maintain a sustainable production level that is commensurate with the declining demand resulting from the deteriorating macroeconomic conditions in Venezuela. Furthermore, the Venezuelan government imposes price restrictions that prohibit the Company from pricing its products at acceptable levels. As such, effective March 31, 2015, the Company began reporting the results of its Venezuelan operations using the cost method of accounting. As a result, the Company recorded charges of $60.6 related to the deconsolidation of the Company’s subsidiaries operating in Venezuela (the “Venezuela-related charges”) that include in part, charges for the remeasurement of net monetary assets and the impairment of long-lived assets (discussed hereafter). The Venezuela-related charges are recorded in SG&A.

On February 10, 2015, the Venezuelan government established a new foreign exchange system, the Marginal Currency System (“SIMADI”). Furthermore, in February 2015 shortly after establishment of SIMADI, the SICAD-II program was eliminated. As such, the Company determined it would be most appropriate to remeasure the net monetary assets of the Company’s subsidiaries operating in Venezuela at the SIMADI exchange rate, as this was the Company’s expected settlement rate. The SIMADI exchange rate was approximately 193 Bolivars per U.S. dollar at March 31, 2015. As such, due to the change to the SIMADI exchange rate, the results of operations for the three months ended March 31, 2015 include a foreign exchange-related charge of $13.0 related to the write-down of net monetary assets due to this remeasurement. This charge is included in the aforementioned Venezuela-related charges. Furthermore, as a result of the continued foreign exchange restrictions, combined with the unfavorable macroeconomic conditions in Venezuela, the Company recorded a $37.3 impairment charge on property, plant and equipment that were previously recorded at historical cost. This charge is included in the aforementioned Venezuela-related charges.

Up until December 31, 2014, the financial statements of the Company’s subsidiaries operating in Venezuela were remeasured at and reflected in the Company’s consolidated financial statements at the CENCOEX official exchange rate of 6.30 Bolivars per U.S. dollar. Due to the evolving foreign exchange control environment in Venezuela and additional experience with the various foreign exchange mechanisms, as of December 31, 2014, the Company determined it would be most appropriate to remeasure the financial statements of the Company’s subsidiaries operating in Venezuela at the SICAD-II exchange rate of 50.0 Bolivars per U.S. dollar.

New Accounting Guidance

In February 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities. ASU 2015-02 is effective for annual periods and for interim periods within those fiscal years, beginning after December 15, 2015. The Company does not expect the provisions of ASU 2015-02 to have a material effect on its consolidated financial position, results of operations or cash flows.

Adoption of New Accounting Guidance

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU-2014-08 establishes criteria for determining which disposals qualify as discontinued operations and also establishes disclosure requirements for both discontinued operations and material disposals that do not meet the definition of discontinued operations. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014. The adoption of the provisions of ASU 2014-08 did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

2. Acquisitions

2015 Activity

During the three months ended March 31, 2015, the Company completed two tuck-in acquisitions that by nature were complementary to the Company’s core businesses and from an accounting standpoint were not significant.

2014 Activity

On August 29, 2014, the Company completed the acquisition of Rexair Holdings, Inc. (“Rexair”), a global provider of premium vacuum cleaning systems sold primarily under the Rainbow® brand name. Rexair is reported in the Company’s Consumer Solutions segment and is included in the Company’s results of operations from the date of acquisition.

3. Inventories

Inventories are comprised of the following at March 31, 2015 and December 31, 2014:

(in millions)	March 31, 2015	December 31, 2014
Raw materials and supplies	$265.9	$250.0
Work-in-process	76.8	71.0
Finished goods	1,378.2	1,183.7

Total inventories	$1,720.9	$1,504.7

4. Property, Plant and Equipment

Property, plant and equipment, net, is comprised of the following at March 31, 2015 and December 31, 2014:

(in millions)	March 31, 2015	December 31, 2014
Land	$56.2	$62.5
Buildings	425.2	460.1
Machinery and equipment	1,290.3	1,311.4
Construction-in-progress	113.0	98.8

	1,884.7	1,932.8
Less: Accumulated depreciation	1,086.6	(1,082.9)

Total property, plant and equipment, net	$798.1	$849.9

Depreciation of property, plant and equipment was $39.0 and $39.7 for the three months ended March 31, 2015 and 2014, respectively.

5. Goodwill and Intangibles

Goodwill activity for the three months ended March 31, 2015 is as follows:

				March 31, 2015
(in millions)	Net Book Value at December 31, 2014	Additions	Foreign Exchange and Other Adjustments	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Goodwill
Branded Consumables	$1,385.1	$—	$(3.9)	$1,604.4	$(223.2)	$1,381.2
Consumer Solutions	757.7	—	(10.1)	747.6	—	747.6
Outdoor Solutions	715.7	11.5	(4.4)	741.3	(18.5)	722.8
Process Solutions	21.7	—	—	21.7	—	21.7

	$2,880.2	$11.5	$(18.4)	$3,115.0	$(241.7)	$2,873.3

Intangibles activity for the three months ended March 31, 2015 is as follows:

(in millions)	Gross Carrying Amount at December 31, 2014	Additions	Accumulated Amortization and Foreign Exchange	Net Book Value at March 31, 2015	Amortization Periods (years)
Intangibles
Patents	$9.3	$—	$(4.8)	$4.5	12-30
Manufacturing process and expertise	65.2	—	(46.7)	18.5	3-7
Brand names	23.3	1.4	(12.1)	12.6	4-20
Customer relationships and distributor channels	549.6	11.3	(115.9)	445.0	10-35
Trademarks and tradenames	2,131.7	1.1	(33.3)	2,099.5	indefinite

	$2,779.1	$13.8	$(212.8)	$2,580.1

Amortization of intangibles was $8.5 and $5.9 for the three months ended March 31, 2015 and 2014, respectively.

6. Warranty Reserve

Warranty reserve activity for the three months ended March 31, 2015 is as follows:

(in millions)	2015
Warranty reserve at January 1,	$96.8
Provision for warranties issued	26.5
Warranty claims paid	(35.8)
Acquisitions and other adjustments	(1.4)

Warranty reserve at March 31,	$86.1

7. Debt

Debt is comprised of the following at March 31, 2015 and December 31, 2014:

(in millions)	March 31, 2015	December 31, 2014
Senior Secured Credit Facility Term Loans	$2,013.1	$2,024.6
6 1⁄8% Senior Notes due 2022 (a)	300.0	300.0
3 3⁄4% Senior Notes due 2021 (a)	321.5	357.9
7 1⁄2% Senior Subordinated Notes due 2017 (b)	654.3	650.6
1 7⁄8% Senior Subordinated Convertible Notes due 2018 (c)	449.1	445.8
1 1⁄2% Senior Subordinated Convertible Notes due 2019 (c)	227.9	226.0
1 1⁄8% Senior Subordinated Convertible Notes due 2034 (c)	488.5	484.1
Securitization Facility	436.7	479.3
Non-U.S. borrowings	66.7	83.2
Other	8.7	7.4

Total debt	4,966.5	5,058.9

Less: current portion	(536.9)	(594.9)

Total long-term debt	$4,429.6	$4,464.0

(a)	Collectively, the “Senior Notes.”
(b)	The “Senior Subordinated Notes.”
(c)	Collectively, the “Senior Subordinated Convertible Notes.”

Other

At March 31, 2015 and December 31, 2014, the carrying value of total debt approximates fair market value. The fair market value (Level 1 measurement) of the Senior Notes and the Senior Subordinated Notes is based upon quoted market prices. The fair market value (Level 2 measurement) for all other debt instruments is estimated using interest rates currently available to the Company for debt with similar terms and maturities.

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

Fair Value Hedges

At March 31, 2015, the Company had $650 notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate of interest (LIBOR) plus a weighted average spread of approximately 605 basis points. These floating rate swaps are designated as fair value hedges against $650 of principal on the Senior Subordinated Notes for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cash Flow Hedges

At March 31, 2015, the Company had $850 notional amount outstanding in swap agreements, which includes $350 notional amount of forward-starting swaps that become effective commencing December 31, 2015, that exchange a variable rate of interest (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through June 2020. At March 31, 2015, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swaps, was approximately 1.3%. The effective portion of the after-tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (“AOCI”).

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through December 2016. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At March 31, 2015, the Company had approximately $436 notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At March 31, 2015, the Company had approximately $370 notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through September 2016. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty, and in certain instances, allow the Company to benefit should the cost of the commodity fall below certain dollar thresholds. At March 31, 2015, the Company had approximately $52 notional amount outstanding of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through December 2016. Fair market value gains or losses are included in the results of operations and are classified in cost of sales.

The following table presents the fair value of derivative financial instruments as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Fair Value of Derivatives		Fair Value of Derivatives
(in millions)	Asset (a)	Liability (a)	Asset (a)	Liability (a)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$—	$9.5	$0.6	$7.2
Foreign currency contracts	33.0	7.8	25.9	3.8
Fair value hedges:
Interest rate swaps	1.7	—	—	2.2

Subtotal	34.7	17.3	26.5	13.2

Derivatives not designated as effective hedges:
Foreign currency contracts	6.8	2.1	2.8	1.3
Commodity contracts	0.2	9.1	—	9.0

Subtotal	7.0	11.2	2.8	10.3

Total	$41.7	$28.5	$29.3	$23.5

(a)	Consolidated balance sheet location:

Asset: Other current and non-current assets

Liability: Other current and non-current liabilities

The following table presents gain and loss activity (on a pretax basis) for the three months ended March 31, 2015 and 2014 related to derivative financial instruments designated as effective hedges:

	Three months ended March 31, 2015			Three months ended March 31, 2014
	Gain/(Loss)			Gain/(Loss)
(in millions)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(2.9)	$—	$—	$(0.7)	$—	$—
Foreign currency contracts	13.0	7.4	(0.9)	0.6	2.0	(1.6)

Total	$10.1	$7.4	$(0.9)	$(0.1)	$2.0	$(1.6)

Location of gain/(loss) in the consolidated results of operations:
Sales		$0.3	$—		$0.8	$—
Cost of sales		7.1	—		1.2	—
SG&A		—	(0.9)		—	(1.6)

Total		$7.4	$(0.9)		$2.0	$(1.6)

(a)	Represents effective portion recognized in Other Comprehensive Income (Loss) (“OCI”).
(b)	Represents portion excluded from effectiveness testing.

At March 31, 2015, deferred net gains of approximately $27 within AOCI are expected to be reclassified to earnings over the next twelve months.

The following table presents gain and loss activity (on a pretax basis) for the three months ended March 31, 2015 and 2014 related to derivative financial instruments not designated as effective hedges:

	Gain/(Loss) Recognized in Income (a)
	Three months ended March 31,
(in millions)	2015	2014
Derivatives not designated as effective hedges:
Cash flow derivatives:
Foreign currency contracts	$14.2	$(5.0)
Commodity contracts	(1.8)	0.4

Total	$12.4	$(4.6)

(a)	Classified in SG&A.

Net Investment Hedge

The Company has designated €300 of the principal balance of its Euro-denominated 3 3⁄4% senior notes due October 2021 (the “Hedging Instrument”) as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-denominated subsidiaries. Foreign currency gains and losses on the Hedging Instrument are included as a component of AOCI. At March 31, 2015, $51.4 of after-tax deferred gains have been recorded in AOCI.

9. Fair Value Measurements

The following table summarizes assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	March 31, 2015				December 31, 2014
	Fair Value Asset (Liability)				Fair Value Asset (Liability)
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$41.7	$—	$41.7	$—	$29.3	$—	$29.3
Liabilities	—	(28.5)	—	(28.5)	—	(23.5)	—	(23.5)
Available-for-sale securities	—	—	—	—	—	1.5	—	1.5
Contingent consideration	—	—	(39.7)	(39.7)	—	—	(32.6)	(32.6)

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

Changes in the fair value of the contingent consideration obligations for the three months ended March 31, 2015 were as follows:

(in millions)	2015
Contingent consideration at January 1,	$32.6
Acquisitions	8.1
Payments	(0.6)
Adjustments and foreign exchange	(0.4)

Contingent consideration at March 31,	$39.7

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

Due to the uncertainties described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of March 31, 2015.

The Company believes that the costs of completing environmental remediation of all sites for which the Company has a remediation responsibility have been adequately reserved and that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

11. Earnings Per Share

The computations of the weighted average shares outstanding for the three months ended March 31, 2015 and 2014 are as follows:

	Three months ended March 31,
(in millions)	2015	2014
Weighted average shares outstanding:
Basic	185.4	187.7
Dilutive share-based awards	—	1.7
Convertible debt	—	3.8

Diluted (1)	185.4	193.2

(1)	The three months ended March 31, 2015 excludes 8.3 million potentially dilutive securities as their effect would be anti-dilutive.

Because it is the Company’s intention to redeem the principal amount of the Senior Subordinated Convertible Notes in cash, the treasury stock method is used for determining potential dilution in the diluted earnings per share computation. As of March 31, 2015, there were 6.0 million restricted share awards with performance-based vesting targets that were not met and as such, have been excluded from the computation of diluted earnings per share.

12. Employee Benefit Plans

The components of pension and postretirement benefit expense for the three months ended March 31, 2015 and 2014 are as follows:

	Pension Benefits
	Three months ended March 31,
	2015			2014
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$—	$0.6	$0.6	$—	$0.5	$0.5
Interest cost	2.9	0.4	3.3	3.7	0.6	4.3
Expected return on plan assets	(4.1)	(0.3)	(4.4)	(4.4)	(0.3)	(4.7)
Amortization, net	1.4	0.3	1.7	1.2	0.1	1.3

Net periodic expense	$0.2	$1.0	$1.2	$0.5	$0.9	$1.4

	Postretirement Benefits
	Three months ended March 31,
(in millions)	2015	2014
Service cost	$—	$—
Interest cost	0.1	0.1
Amortization, net	(0.1)	(0.1)

Net periodic cost	$—	$—

13. Restructuring Costs

Accrued Restructuring Costs

Details and the activity related to accrued restructuring costs as of and for the three months ended March 31, 2015 are as follows:

(in millions)	Accrual Balance at December 31, 2014	Restructuring Costs, net	Payments	Foreign Currency and Other	Accrual Balance at March 31, 2015
Severance and other employee-related	$5.4	$—	$(2.4)	$(0.5)	$2.5
Other costs	5.4	2.6	(1.8)	—	6.2

Total	$10.8	$2.6	$(4.2)	$(0.5)	$8.7

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

The Branded Consumables segment manufactures or sources, markets and distributes a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples, including arts and crafts paint brushes, air fresheners, brooms, brushes, buckets, children’s card games, clothespins, collectible tins, condoms, cord, rope and twine, dusters, dust pans, feeding bottles, fencing, fire extinguishing products, firelogs and firestarters, foam coolers, fresh preserving jars and accessories, home decor accessories, home fragrance products, kitchen matches, mops, other craft items, pacifiers, plastic cutlery, playing cards and accessories, rubber gloves and related cleaning products, safes, premium scented candles and accessories, security cameras, security doors, smoke and carbon monoxide alarms, soothers, sponges, storage organizers and workshop accessories, teats, toothpicks, travel sprays, window guards and other accessories. This segment markets our products under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, Billy Boy®, BRK®, Crawford®, Diamond®, Fiona®, First Alert®, First Essentials®, Hoyle®, Java-Log®, KEM®, Kerr®, Lehigh®, Lifoam®, Lillo®, Loew-Cornell®, Mapa®, Millefiori®, NUK®, Pine Mountain®, ProPak®, Quickie Green Cleaning®, Quickie Home-Pro®, Quickie Microban®, Quickie Original®, Quickie Professional®, Spontex®, Tigex®, Wellington® and Yankee Candle® brand names, among others.

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

The Outdoor Solutions segment manufactures or sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas grills, lanterns and flashlights, sleeping bags, tents and water recreation products such as inflatable boats, kayaks and tow-behinds. The Outdoor Solutions segment is also a leading provider of fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, PENN®, Pflueger®, Sebile®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, softball, football, basketball and lacrosse products are sold under brand names such as deBeer®, Gait®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas®, Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Helium®, Hodgman®, MadDog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as CAPP3L®, Dalbello®, Ex Officio®, K2®, Marker®, Marmot®, Planet Earth®, Ride®, Squadra®, Völkl® and Zoot®, and premium air beds under the AeroBed® brand. The Outdoor Solutions Segment also sells a variety of products sold internationally under brand names such as Campingaz®, Esky®, Greys®, Hardy® and Invicta®.

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

Segment information as of and for the three months ended March 31, 2015 and 2014 is as follows:

	Three months ended March 31, 2015
(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$645.3	$379.2	$624.9	$104.1	$(22.0)	$1,731.5	$—	$1,731.5

Segment earnings (loss)	74.6	30.1	40.4	11.3	—	156.4	(57.4)	99.0
Adjustments to reconcile to reported operating earnings (loss):
Restructuring costs, net	(0.6)	—	—	—	—	(0.6)	(2.0)	(2.6)
Acquisition-related and other costs	(4.4)	(4.7)	(8.2)	—	—	(17.3)	(1.8)	(19.1)
Venezuela-related charges	—	—	—	—	—	—	(60.6)	(60.6)
Depreciation and amortization	(20.5)	(9.7)	(13.1)	(2.8)	—	(46.1)	(1.4)	(47.5)

Operating earnings (loss)	$49.1	$15.7	$19.1	$8.5	$—	$92.4	$(123.2)	$(30.8)

Other segment data:
Total assets	$4,213.6	$2,346.4	$3,023.5	$204.4	$—	$9,787.9	$592.1	$10,380.0

	Three months ended March 31, 2014
(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$621.8	$344.0	$684.1	$102.3	$(20.4)	$1,731.8	$—	$1,731.8

Segment earnings (loss)	75.0	36.5	55.3	12.3	—	179.1	(52.8)	126.3
Adjustments to reconcile to reported operating earnings (loss):
Restructuring costs, net	—	(0.3)	—	—	—	(0.3)	—	(0.3)
Acquisition-related and other costs	(5.0)	(3.0)	(5.2)	—	—	(13.2)	—	(13.2)
Venezuela-related charges	—	—	—	—	—	—	(4.0)	(4.0)
Depreciation and amortization	(20.0)	(7.7)	(13.8)	(2.8)	—	(44.3)	(1.3)	(45.6)

Operating earnings (loss)	$50.0	$25.5	$36.3	$9.5	$—	$121.3	$(58.1)	$63.2

15. Accumulated Other Comprehensive Income (Loss)

AOCI activity for the three months ended March 31, 2015 is as follows:

(in millions)	Cumulative Translation Adjustment	Derivative Financial Instruments	Accrued Benefit Cost	AOCI
AOCI at December 31, 2014	$(139.5)	$13.4	$(54.6)	$(180.7)
AOCI activity, net of tax:
OCI excluding reclassifications	(95.6)	7.1	1.0	(87.5)
Reclassifications to earnings	—	(5.2)	1.1	(4.1)

OCI, net of tax	(95.6)	1.9	2.1	(91.6)

AOCI at March 31, 2015	$(235.1)	$15.3	$(52.5)	$(272.3)

For the three months ended March 31, 2015 and 2014, reclassifications from AOCI to the results of operations for the Company’s pension and postretirement benefit plans were an expense of $1.6 and $1.2, respectively (see Note 12). For the three months ended March 31, 2015 and 2014, reclassifications from AOCI to the results of operations for the Company’s derivative financial instruments for effective cash flow hedges were income of $7.4 and $2.0, respectively (see Note 8).

The income tax (provision) benefit allocated to the components of other comprehensive income (“OCI”) for the three months ended March 31, 2015 and 2014 is as follows:

	Three months ended March 31,
(in millions)	2015	2014
Cumulative translation adjustment	$(12.0)	$—
Derivative financial instruments	(0.8)	0.8
Accrued benefit cost	(1.1)	(0.4)

Income tax (provision) benefit related to OCI	$(13.9)	$0.4

16. Condensed Consolidating Financial Data

The Company provides condensed consolidating financial data for its subsidiaries that are guarantors of its registered public debt. The Company’s 6 1⁄8% Senior Notes due 2022 and Senior Subordinated Notes (see Note 7) are fully guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The guarantees of the Guarantor Subsidiaries are subject to release only in certain limited circumstances. The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these notes. Presented below is the condensed consolidating financial data of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis, using the equity method of accounting for subsidiaries as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014.

Condensed Consolidating Results of Operations

	Three months ended March 31, 2015
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,238.0	$670.7	$(177.2)	$1,731.5
Cost of sales	—	904.8	503.4	(177.2)	1,231.0

Gross profit	—	333.2	167.3	—	500.5
Selling, general and administrative expenses	61.8	298.7	168.2	—	528.7
Restructuring costs, net	2.0	—	0.6	—	2.6

Operating earnings (loss)	(63.8)	34.5	(1.5)	—	(30.8)
Interest expense, net	34.2	16.2	2.5	—	52.9

Income (loss) before taxes and equity earnings of subsidiaries	(98.0)	18.3	(4.0)	—	(83.7)
Income tax provision (benefit)	(37.1)	6.9	2.0	—	(28.2)
Equity earnings (loss) of subsidiaries	5.4	(7.7)	—	2.3	—

Net income (loss)	(55.5)	3.7	(6.0)	2.3	(55.5)
Other comprehensive income (loss), net of tax	(91.6)	(49.3)	(80.0)	129.3	(91.6)

Comprehensive income (loss)	$(147.1)	$(45.6)	$(86.0)	$131.6	$(147.1)

	Three months ended March 31, 2014
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,183.1	$740.1	$(191.4)	$1,731.8
Cost of sales	—	866.4	542.4	(191.4)	1,217.4

Gross profit	—	316.7	197.7	—	514.4
Selling, general and administrative expenses	53.8	248.9	148.2	—	450.9
Restructuring costs, net	—	—	0.3	—	0.3

Operating earnings (loss)	(53.8)	67.8	49.2	—	63.2
Interest expense, net	36.2	16.2	1.6	—	54.0

Income (loss) before taxes and equity earnings of subsidiaries	(90.0)	51.6	47.6	—	9.2
Income tax provision (benefit)	(34.3)	19.6	20.2	—	5.5
Equity earnings of subsidiaries	59.4	18.8	—	(78.2)	—

Net income (loss)	3.7	50.8	27.4	(78.2)	3.7
Other comprehensive income (loss), net of tax	(8.3)	(6.0)	(7.1)	13.1	(8.3)

Comprehensive income (loss)	$(4.6)	$44.8	$20.3	$(65.1)	$(4.6)

Condensed Consolidating Balance Sheets

	As of March 31, 2015
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$321.2	$18.5	$340.9	$—	$680.6
Accounts receivable	—	2.9	1,194.4	—	1,197.3
Inventories	—	1,069.2	651.7	—	1,720.9
Other current assets	44.9	208.2	129.5	—	382.6

Total current assets	366.1	1,298.8	2,316.5	—	3,981.4

Property, plant and equipment, net	49.4	461.1	287.6	—	798.1
Goodwill	—	2,571.9	301.4	—	2,873.3
Intangibles, net	—	2,352.0	228.1	—	2,580.1
Intercompany receivables	2,365.1	1,719.8	949.1	(5,034.0)	—
Investment in subsidiaries	7,005.0	1,853.2	—	(8,858.2)	—
Other non-current assets	51.6	26.5	69.0	—	147.1

Total assets	$9,837.2	$10,283.3	$4,151.7	$(13,892.2)	$10,380.0

Liabilities and stockholders’ equity
Short-term debt and current portion of long-term debt	$47.0	$1.5	$488.4	$—	$536.9
Accounts payable	3.7	459.0	258.5	—	721.2
Other current liabilities	43.0	286.5	223.7	—	553.2

Total current liabilities	93.7	747.0	970.6	—	1,811.3

Long-term debt	4,409.4	3.9	16.3	—	4,429.6
Intercompany payables	2,576.3	1,234.7	1,223.0	(5,034.0)	—
Deferred taxes on income	109.6	1,042.9	78.7	—	1,231.2
Other non-current liabilities	159.0	157.6	102.1	—	418.7
Total stockholders’ equity	2,489.2	7,097.2	1,761.0	(8,858.2)	2,489.2

Total liabilities and stockholders’ equity	$9,837.2	$10,283.3	$4,151.7	$(13,892.2)	$10,380.0

	As of December 31, 2014
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$728.8	$9.3	$426.7	$—	$1,164.8
Accounts receivable	—	1.2	1,276.7	—	1,277.9
Inventories	—	919.4	585.3	—	1,504.7
Other current assets	38.3	161.7	170.6	—	370.6

Total current assets	767.1	1,091.6	2,459.3	—	4,318.0

Property, plant and equipment, net	47.0	456.5	346.4	—	849.9
Goodwill	—	2,572.0	308.2	—	2,880.2
Intangibles, net	—	2,350.7	247.8	—	2,598.5
Intercompany receivables	4,641.2	4,758.6	4,547.7	(13,947.5)	—
Investment in subsidiaries	7,111.3	2,029.1	—	(9,140.4)	—
Other non-current assets	56.4	26.9	69.4	—	152.7

Total assets	$12,623.0	$13,285.4	$7,978.8	$(23,087.9)	$10,799.3

Liabilities and stockholders’ equity
Short-term debt and current portion of long-term debt	$47.0	$1.6	$546.3	$—	$594.9
Accounts payable	8.7	529.8	271.4	—	809.9
Other current liabilities	63.6	337.4	271.4	—	672.4

Total current liabilities	119.3	868.8	1,089.1	—	2,077.2

Long-term debt	4,442.0	4.2	17.8	—	4,464.0
Intercompany payables	5,197.4	4,044.0	4,706.1	(13,947.5)	—
Deferred taxes on income	100.4	1,039.3	82.4	—	1,222.1
Other non-current liabilities	154.6	160.5	111.6	—	426.7
Total stockholders’ equity	2,609.3	7,168.6	1,971.8	(9,140.4)	2,609.3

Total liabilities and stockholders’ equity	$12,623.0	$13,285.4	$7,978.8	$(23,087.9)	$10,799.3

Condensed Consolidating Statements of Cash Flows

	Three months ended March 31, 2015
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities, net	$(86.9)	$(172.0)	$(61.7)	$—	$(320.6)
Financing activities:
Net change in short-term debt	—	(0.2)	(60.0)	—	(60.2)
(Payments on) proceeds from intercompany transactions	(292.4)	223.5	68.9	—	—
Proceeds from issuance of long-term debt	2.0	—	—	—	2.0
Payments on long-term debt	(11.8)	(0.3)	(0.1)	—	(12.2)
Issuance (repurchase) of common stock, net	(34.6)	—	—	—	(34.6)
Excess tax benefits from stock-based compensation	19.8	—	—	—	19.8
Other	—	(0.4)	—	—	(0.4)

Net cash provided by (used in) financing activities	(317.0)	222.6	8.8	—	(85.6)

Investing activities:
Additions to property, plant and equipment	(3.7)	(33.9)	(10.5)	—	(48.1)
Acquisition of businesses, net of cash acquired	—	(7.1)	(26.1)	—	(33.2)
Other	—	(0.4)	40.3	—	39.9

Net cash provided by (used in) investing activities	(3.7)	(41.4)	3.7	—	(41.4)

Effect of exchange rate changes on cash	—	—	(36.6)	—	(36.6)

Net increase (decrease) in cash and cash equivalents	(407.6)	9.2	(85.8)	—	(484.2)
Cash and cash equivalents at beginning of year	728.8	9.3	426.7	—	1,164.8

Cash and cash equivalents at end of period	$321.2	$18.5	$340.9	$—	$680.6

	Three months ended March 31, 2014
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities, net	$(97.0)	$(52.7)	$(103.3)	$(5.1)	$(258.1)
Financing activities:
Net change in short-term debt	—	—	(5.5)	—	(5.5)
(Payments on) proceeds from intercompany transactions	(164.5)	75.8	83.6	5.1	—
Proceeds from issuance of long-term debt	690.0	0.2	—	—	690.2
Payments on long-term debt	(29.7)	(0.4)	—	—	(30.1)
Issuance (repurchase) of common stock, net	(193.9)	—	—	—	(193.9)
Excess tax benefits from stock-based compensation	33.3	—	—	—	33.3
Other	(16.0)	(1.0)	(0.6)	—	(17.6)

Net cash provided by financing activities	319.2	74.6	77.5	5.1	476.4

Investing activities:
Additions to property, plant and equipment	(2.3)	(24.8)	(14.0)	—	(41.1)
Other	—	(1.9)	5.2	—	3.3

Net cash used in investing activities	(2.3)	(26.7)	(8.8)	—	(37.8)

Effect of exchange rate changes on cash	—	—	(2.8)	—	(2.8)

Net increase (decrease) in cash and cash equivalents	219.9	(4.8)	(37.4)	—	177.7
Cash and cash equivalents at beginning of year	630.8	13.5	484.2	—	1,128.5

Cash and cash equivalents at end of period	$850.7	$8.7	$446.8	$—	$1,306.2

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

The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the Company’s Forms 10-K, 10-Q and 8-K reports filed with the United States Securities and Exchange Commission (“SEC”). Please see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for a list of factors which could cause the Company’s actual results to differ materially from those projected in the Company’s forward-looking statements and certain risks and uncertainties that may affect the operations, performance and results of the Company’s businesses. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

The Company distributes its products globally, primarily through club stores; craft stores; direct-to-consumer channels, primarily consisting of infomercials; department stores; drugstores; grocery retailers; home improvement stores; mass merchandisers; on-line; specialty retailers and wholesalers, as well as through the Company’s Yankee Candle retail stores. The markets in which the Company’s businesses operate are generally highly competitive, based primarily on product quality, product innovation, price and customer service and support, although the degree and nature of such competition vary by location and product line. Since the Company operates primarily in the consumer products markets, it is generally affected by, among other factors, overall economic conditions and the related impact on consumer confidence.

The Branded Consumables segment manufactures or sources, markets and distributes a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples, including arts and crafts paint brushes, air fresheners, brooms, brushes, buckets, children’s card games, clothespins, collectible tins, condoms, cord, rope and twine, dusters, dust pans, feeding bottles, fencing, fire extinguishing products, firelogs and firestarters, foam coolers, fresh preserving jars and accessories, home decor accessories, home fragrance products, kitchen matches, mops, other craft items, pacifiers, plastic cutlery, playing cards and accessories, rubber gloves and related cleaning products, safes, premium scented candles and accessories, security cameras, security doors, smoke and carbon monoxide alarms, soothers, sponges, storage organizers and workshop accessories, teats, toothpicks, travel sprays, window guards and other accessories. This segment markets our products under the Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, Billy Boy®, BRK®, Crawford®, Diamond®, Fiona®, First Alert®, First Essentials®, Hoyle®, Java-Log®, KEM®, Kerr®, Lehigh®, Lifoam®, Lillo®, Loew-Cornell®, Mapa®, Millefiori®, NUK®, Pine Mountain®, ProPak®, Quickie Green Cleaning®, Quickie Home-Pro®, Quickie Microban®, Quickie Original®, Quickie Professional®, Spontex®, Tigex®, Wellington® and Yankee Candle® brand names, among others.

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

The Outdoor Solutions segment manufactures or sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. For general outdoor activities, Coleman® is a leading brand for active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas grills, lanterns and flashlights, sleeping bags, tents and water recreation products such as inflatable boats, kayaks and tow-behinds. The Outdoor Solutions segment is also a leading provider of fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Gulp!®, JRC™, Mitchell®, PENN®, Pflueger®, Sebile®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, softball, football, basketball and lacrosse products are sold under brand names such as deBeer®, Gait®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas®, Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Helium®, Hodgman®, MadDog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as CAPP3L®, Dalbello®, Ex Officio®, K2®, Marker®, Marmot®, Planet Earth®, Ride®, Squadra®, Völkl® and Zoot®, and premium air beds under the AeroBed® brand. The Outdoor Solutions Segment also sells a variety of products sold internationally under brand names such as Campingaz®, Esky®, Greys®, Hardy® and Invicta®.

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

2015 Activity

During three months ended March 31, 2015, the Company completed two tuck-in acquisitions that by nature were complementary to the Company’s core businesses and from an accounting standpoint were not significant.

2014 Activity

On August 29, 2014, the Company completed the acquisition of Rexair Holdings, Inc. (“Rexair”), a global provider of premium vacuum cleaning systems sold primarily under the Rainbow® brand name (the “Rexair Acquisition”). Rexair is reported in the Company’s Consumer Solutions segment and is included in the Company’s results of operations from the date of acquisition.

Venezuela Operations

Prior to March 31, 2015, the Company included the results of its Venezuelan operations in the consolidated financial statements using the consolidation method of accounting. Venezuelan exchange control regulations have become increasingly restrictive and have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and have restricted our Venezuelan operations’ ability to pay obligations denominated in U.S. dollars, as well as dividends. These exchange regulations, combined with certain Venezuelan regulations, limit the Company’s ability to rationalize its manufacturing platform to a level that would allow the Company to maintain a sustainable production level that is commensurate with the declining demand resulting from the deteriorating macroeconomic conditions in Venezuela. Furthermore, the Venezuelan government imposes price restrictions that prohibit the Company from pricing its products at acceptable levels. As such, effective March 31, 2015, the Company began reporting the results of its Venezuelan operations using the cost method of accounting. As a result, the Company recorded charges of $60.6 million related to the deconsolidation of the Company’s subsidiaries operating in Venezuela (the “Venezuela-related charges”) that include in part, charges for the remeasurement of net monetary assets and for the impairment of long-lived assets (discussed hereafter). The Venezuela-related charges are recorded in selling, general and administrative expenses (“SG&A”).

On February 10, 2015, the Venezuelan government established a new foreign exchange system, the Marginal Currency System (“SIMADI”). Furthermore, in February 2015 shortly after establishment of SIMADI, the SICAD-II program was eliminated. As such, the Company determined it would be most appropriate to remeasure the net monetary assets of the Company’s subsidiaries operating in Venezuela at the SIMADI exchange rate, as this was the Company’s expected settlement rate. The SIMADI exchange rate was approximately 193 Bolivars per U.S. dollar at March, 31, 2015. As such, due to the change to the SIMADI exchange rate, the results of operations for the three months ended March 31, 2015 include a foreign exchange-related charge of $13.0 million related to the write-down of net monetary assets due to this remeasurement. This charge is included in the aforementioned Venezuela-related charges. Furthermore, as a result of the continued foreign exchange restrictions, combined with the unfavorable macroeconomic conditions in Venezuela, the Company recorded a $37.3 million impairment charge on property, plant and equipment that were previously recorded at historical cost. This charge is included in the aforementioned Venezuela-related charges.

Up until December 31, 2014, the financial statements of the Company’s subsidiaries operating in Venezuela were remeasured at and reflected in the Company’s consolidated financial statements at the CENCOEX official exchange rate of 6.30 Bolivars per U.S. dollar. Due to the evolving foreign exchange control environment in Venezuela and additional experience with the various foreign exchange mechanisms, as of December 31, 2014, the Company determined it would be most appropriate to remeasure the financial statements of the Company’s subsidiaries operating in Venezuela at the SICAD-II exchange rate of 50.0 Bolivars per U.S. dollar.

Results of Operations—Comparing 2015 to 2014

	Net Sales		Operating Earnings (Loss)
	Three months ended March 31,		Three months ended March 31,
(in millions)	2015	2014	2015	2014
Branded Consumables	$645.3	$621.8	$49.1	$50.0
Consumer Solutions	379.2	344.0	15.7	25.5
Outdoor Solutions	624.9	684.1	19.1	36.3
Process Solutions	104.1	102.3	8.5	9.5
Corporate / Unallocated	—	—	(123.2)	(58.1)
Intercompany eliminations	(22.0)	(20.4)	—	—

	$1,731.5	$1,731.8	$(30.8)	$63.2

Note: Changes in net sales on a currency neutral basis that are presented hereafter are provided to enhance visibility of the underlying operations by excluding the impact of foreign currency translation.

Three Months Ended March 31, 2015 versus the Three Months Ended March 31, 2014

Net sales for the three months ended March 31, 2015 were $1.7 billion and were essentially flat on a period-over-period basis. Excluding the impact of the Rexair Acquisition (approximately 2%), as well as the negative impact of the Company’s subsidiaries operating in Venezuela (approximately 1%), net sales on a currency-neutral basis increased approximately 5%, primarily due to increased demand internationally in certain product categories, expanded product offerings and increased sell-through in certain product categories, partially offset by weakness in other product categories. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 5%.

Net sales in the Branded Consumables segment increased $23.5 million, or 3.8%. Net sales on a currency-neutral basis increased approximately 10%, primarily due to increased sales of certain product categories in the safety and security and Yankee Candle businesses, largely due to increased sales in Europe and expanded product offerings, as well as an increase in international sales in certain products in the baby care and home care businesses in part due to new product offerings and expanded distribution in certain countries. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 6%.

Net sales in the Consumer Solutions segment increased $35.2 million, or 10.2%. Excluding the impact of the Rexair Acquisition (approximately 9%), as well as the negative impact of the Company’s subsidiaries operating in Venezuela (approximately 6%), net sales on a currency-neutral basis increased approximately 12%. The increase is primarily due to increased demand internationally, primarily in Latin America, which contributed to an increase in net sales of approximately 8%, largely due to expanded product offerings in the small appliance category and an increase in domestic net sales, which contributed to an increase in net sales of approximately 4%, largely due to increased orders in certain small appliance and home environment product categories at certain mass market retailers. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 5%.

Net sales in the Outdoor Solutions segment decreased $59.2 million, or 8.7%. Net sales on a currency-neutral basis decreased approximately 3%. Net sales in the camping and outdoor, fishing and team sports businesses provided a decrease in net sales of approximately 4%, primarily due to decreased sales domestically, largely due to decreased demand at certain mass market retailers and the timing of sales in certain product categories, as well as a decrease seasonal demand in certain team sports product categories. This decrease was partially offset by increased sales in the apparel and winter sports businesses. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 6%.

Net sales in the Process Solutions segment increased 1.8% on a period-over-period basis, primarily due to slight increases in sales within each of its business units.

Cost of Sales

Cost of sales for three months ended March 31, 2015 increased $13.6 million, or 1.1%, to $1.2 billion versus the same prior year period. The increase was primarily due to increased sales (approximately $60 million) and the cost of sales impact of slightly lower margins and other items (approximately $14 million), partially offset by the favorable foreign currency translation (approximately $65 million). Cost of sales as a percentage of net sales for the three months ended March 31, 2015 and 2014 was 71.1% and 70.3%, respectively.

Selling, General and Administrative Costs

SG&A for the three months ended March 31, 2015 increased $77.8 million, or 17%, to $529 million versus the same prior year period. The change is primarily due to the Venezuela-related charges (approximately $61 million) and the impact of acquisitions (approximately $11 million). Favorable foreign currency translation (approximately $24 million) was essentially offset by other items.

Operating Earnings

Operating earnings for the three months ended March 31, 2015 in the Branded Consumables segment decreased $0.9 million, or 1.8%, versus the same prior year period, primarily due to an increase in SG&A (approximately $7 million) that was mostly offset by an increase in gross profit, primarily due to the gross margin impact of higher sales. Operating earnings for the three months ended March 31, 2015 in the Consumer Solutions segment decreased $9.8 million, or 38.4%, versus the same prior year period, primarily due to an increase in SG&A (approximately $16 million), largely due to the Rexair Acquisition, partially offset by an increase in gross profit (approximately $5 million), primarily due to higher sales. Operating earnings for the three months ended March 31, 2015 in the Outdoor Solutions segment decreased $17.2 million, or 47.4%, versus the same prior year period, primarily due to a decrease in gross profit (approximately $25 million), primarily due to the gross margin impact of lower sales, partially offset by a decrease in SG&A (approximately $8 million). Operating earnings for the three months ended March 31, 2015 in the Process Solutions segment decreased $1.0 million, or 10.5%, versus the same prior year period, primarily due to a decrease in gross profit and an increase in SG&A.

Interest Expense

Net interest decreased $1.1 million to $52.9 million for the three months ended March 31, 2015 versus the same prior year period, primarily due to the change in the composition of total debt versus the same prior year period.

Income Taxes

The Company’s reported tax rate for the three months ended March 31, 2015 was a benefit of 33.7%. The Company’s reported tax rate for the three months ended March 31, 2014 was 59.8%. The difference from the statutory tax rate to the reported tax rate (benefit) for the three months ended March 31, 2015 is principally due to tax expense related to tax audits and tax exposures. The difference from the statutory tax rate to the reported tax rate for the three months ended March 31, 2014 results principally from the U.S. tax expense related to the taxation of foreign income.

Net Income

Net income (loss) for the three months ended March 31, 2015 decreased $59.2 million to ($55.5) million versus the same prior year period. For the three months ended March 31, 2015 and 2014, earnings (loss) per diluted share were ($0.30) and $0.02, respectively. The decrease in net income (loss) was primarily due to the Venezuela-related charges (approximately $61 million).

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

At March 31, 2015, the Company had cash and cash equivalents of $681 million, of which approximately $342 million was held by the Company’s non-U.S. subsidiaries. The Company believes that its cash and cash equivalents, cash generated from operations and the availability under the Company’s senior secured credit facility, the securitization facility and the credit facilities of certain foreign subsidiaries as of March 31, 2015 provide sufficient liquidity to support working capital requirements, planned capital expenditures, debt obligations, completion of current and future reorganization programs and pension plan contribution requirements for the foreseeable future, as well as fund the potential repurchase of shares of the Company’s common stock under the Company’s stock repurchase program.

Cash Flows from Operating Activities

Net cash used in operating activities was $321 million and $258 million for the three months ended March 31, 2015 and 2014, respectively. The change is primarily due to unfavorable working capital changes, in part due to comparatively higher seasonal inventory levels in certain businesses, in part due to the timing of purchases and sales for both comparable periods, as inventory levels at March 31, 2015, excluding the impact of the acquisitions, were approximately 12% higher than the comparable prior period-end, in part due to West Coast port issues, partially offset by a decrease in cash paid for interest and taxes (collectively, approximately $32 million).

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was ($85.6) million and $476 million for the three months ended March 31, 2015 and 2014, respectively. The change is primarily due to the decrease in the proceeds from the issuance of long-term debt in excess of payments on long-term debt ($670 million), partially offset by the period-over-period change in the issuance/repurchase of common stock, net ($159 million).

Cash Flows from Investing Activities

Net cash used in investing activities was $41.4 million and $37.8 million for the three months ended March 31, 2015 and 2014, respectively. Cash used for the acquisition of businesses, net of cash acquired, increased $33.2 million versus the same prior year period. Cash provided by other investing activities increased $36.6 million versus the same prior year period, primarily due to proceeds received during the three months ended March 31, 2015 related to the sale of a facility during December 2014. For the three months ended March 31, 2015, capital expenditures were $48.1 million versus $41.1 million for the same prior year period. The Company expects to maintain capital expenditures at the higher end of the annualized run-rate in the range of approximately 2.0% to 2.5% of net sales.

CAPITAL RESOURCES

At March 31, 2015, there was no amount outstanding under the Company’s $250 million senior secured revolving credit facility (the “Revolver”) that matures in 2019. The Revolver bears interest at certain selected rates, including LIBOR plus a basis point spread. At March 31, 2015, the commitment fee on unused balances was 0.35% per annum.

The Company maintains a $500 million receivables purchase agreement (the “Securitization Facility”) that matures in October 2016. At March 31, 2015, the borrowing rate margin and the unused line fee on the Securitization Facility were 0.80% and 0.40% per annum, respectively. At March 31, 2015, the Securitization Facility had outstanding borrowings totaling $437 million.

At March 31, 2015, net availability under the Revolver and the Securitization Facility was approximately $226 million, after deducting approximately $31 million of outstanding standby and commercial letters of credit.

Certain foreign subsidiaries of the Company maintain working capital lines of credits with their respective local financial institutions for use in operating activities. At March 31, 2015, the aggregate amount available under these lines of credit totaled approximately $74 million.

The Company was not in default of any of its debt covenants at March 31, 2015.

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

Fair Value Hedges

At March 31, 2015, the Company had $650 million notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate of interest (LIBOR) plus a weighted average spread of approximately 605 basis points. These floating rate swaps are designated as fair value hedges against $650 million of principal on the 7 1⁄2% Senior Subordinated Notes due 2017 for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cash Flow Hedges

At March 31, 2015, the Company had $850 million notional amount outstanding in swap agreements, which includes $350 million notional amount of forward-starting swaps that become effective commencing December 31, 2015, that exchange a variable rate of interest (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through June 2020. At March 31, 2015, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swaps, was approximately 1.3%. The effective portion of the after-tax fair value gains or losses on these swaps is included as a component of AOCI.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through December 2016. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At March 31, 2015, the Company had approximately $436 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At March 31, 2015, the Company had approximately $370 notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through September 2016. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty, and in certain instances, allow the Company to benefit should the cost of the commodity fall below certain dollar thresholds. At March 31, 2015, the Company had approximately $52 million notional amount outstanding of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through December 2016. Fair market value gains or losses are included in the results of operations and are classified in cost of sales.

The following table presents the fair value of derivative financial instruments as of March 31, 2015:

March 31, 2015
(in millions)	Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(9.5)
Foreign currency contracts	25.2
Fair value hedges:
Interest rate swaps	1.7

Subtotal	17.4

Derivatives not designated as effective hedges:
Foreign currency contracts	4.7
Commodity contracts	(8.9)

Subtotal	(4.2)

Total	$13.2

Net Investment Hedge

The Company has designated €300 million of the principal balance of its Euro-denominated 3 3⁄4% senior notes due October 2021 (the “Hedging Instrument”) as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-denominated subsidiaries. Foreign currency gains and losses on the Hedging Instrument are included as a component of AOCI. At March 31, 2015, $51.4 million of after-tax deferred gains have been recorded in AOCI.

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

The following table provides information about purchases by the Company during the three months ended March 31, 2015, of equity securities of the Company:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Repurchase Program (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Repurchase Program
January 1 – January 31	—		$—	—	$292,171,000
February 1 – February 28	657,887	(1)	52.77	—	$292,171,000
March 1 – March 31	—		—	—	$292,171,000

Total	657,887

(1)	Represents shares tendered for the satisfaction of employee withholding taxes in connection with the vesting of certain share-based awards.

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 15, 2005, and incorporated herein by reference).

3.4	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 17, 2011, and incorporated herein by reference).

3.5	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 17, 2014, and incorporated herein by reference).

3.6	Third Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 29, 2014, and incorporated herein by reference).

†10.1	Restricted Stock Agreement, dated January 2, 2015, between the Company and Martin E. Franklin (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 5, 2015, and incorporated herein by reference).

†10.2	Restricted Stock Agreement, dated January 2, 2015, between the Company and Ian G.H. Ashken (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 5, 2015, and incorporated herein by reference).

†10.3	Restricted Stock Agreement, dated January 2, 2015, between the Company and James E. Lillie (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on January 5, 2015, and incorporated herein by reference).

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2015, (iii) the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.
†	This Exhibit represents a management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2015
JARDEN CORPORATION
(Registrant)

By:	/s/ James L. Cunningham III
Name:	James L. Cunningham III
Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith