Form 10-Q
period 2015-06-30
JARDEN CORP
filed 2015-08-03
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2015
Common Stock, par value $0.01 per share	211,071,000 shares

JARDEN CORPORATION

Quarterly Report on Form 10-Q

For the three and six months ended June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net sales	$2,005.7	$1,975.1	$3,737.2	$3,706.9
Cost of sales	1,398.2	1,373.1	2,629.2	2,590.5

Gross profit	607.5	602.0	1,108.0	1,116.4
Selling, general and administrative expenses	416.0	409.6	944.7	860.5
Restructuring costs, net	1.9	2.3	4.5	2.6

Operating earnings	189.6	190.1	158.8	253.3
Interest expense, net	51.9	52.9	104.8	106.9
Loss on early extinguishment of debt	—	54.4	—	54.4

Income before taxes	137.7	82.8	54.0	92.0
Income tax provision	51.8	30.7	23.6	36.2

Net income	$85.9	$52.1	$30.4	$55.8

Earnings per share:
Basic	$0.46	$0.28	$0.16	$0.30
Diluted	$0.44	$0.28	$0.16	$0.29
Weighted average shares outstanding:
Basic	186.2	184.7	185.8	186.2
Diluted	195.4	187.7	194.6	190.4

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Comprehensive income:
Net income	$85.9	$52.1	$30.4	$55.8
Other comprehensive income (loss), before tax:
Cumulative translation adjustment	16.2	13.5	(67.4)	5.7
Derivative financial instruments	(13.4)	(7.9)	(10.7)	(10.0)
Accrued benefit cost	1.1	1.1	4.3	2.3
Unrealized gain on investment	—	4.4	—	4.4

Total other comprehensive income (loss), before tax	3.9	11.1	(73.8)	2.4
Income tax (provision) benefit related to other comprehensive income (loss)	6.6	0.4	(7.3)	0.8

Comprehensive income (loss)	$96.4	$63.6	$(50.7)	$59.0

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share amounts)

	June 30, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$729.9	$1,164.8
Accounts receivable, net of allowances of $103.2 and $119.7 at June 30, 2015 and December 31, 2014, respectively	1,256.5	1,277.9
Inventories	1,884.0	1,504.7
Deferred taxes on income	222.0	166.2
Prepaid expenses and other current assets	164.7	204.4

Total current assets	4,257.1	4,318.0

Property, plant and equipment, net	810.4	849.9
Goodwill	2,885.2	2,880.2
Intangibles, net	2,579.0	2,598.5
Other assets	150.0	152.7

Total assets	$10,681.7	$10,799.3

Liabilities:
Short-term debt and current portion of long-term debt	$588.5	$594.9
Accounts payable	800.1	809.9
Accrued salaries, wages and employee benefits	171.6	195.1
Other current liabilities	425.7	477.3

Total current liabilities	1,985.9	2,077.2

Long-term debt	4,437.0	4,464.0
Deferred taxes on income	1,228.7	1,222.1
Other non-current liabilities	439.7	426.7

Total liabilities	8,091.3	8,190.0

Commitments and contingencies (see Note 10)	—	—
Stockholders’ equity:
Preferred stock ($0.01 par value, 5.0 shares authorized, no shares issued at June 30, 2015 and December 31, 2014)	—	—
Common stock ($0.01 par value, 500 and 300 shares authorized at June 30, 2015 and December 31, 2014, respectively, 233.3 shares issued at June 30, 2015 and December 31, 2014)	2.3	2.3
Additional paid-in capital	2,562.0	2,515.5
Retained earnings	1,315.1	1,284.7
Accumulated other comprehensive income (loss)	(261.8)	(180.7)
Less: Treasury stock (40.7 and 41.3 shares, at cost, at June 30, 2015 and December 31, 2014, respectively)	(1,027.2)	(1,012.5)

Total stockholders’ equity	2,590.4	2,609.3

Total liabilities and stockholders’ equity	$10,681.7	$10,799.3

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$30.4	$55.8
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	97.0	92.7
Venezuela-related charges	60.6	—
Stock-based compensation	41.2	41.0
Excess tax benefits from stock-based compensation	(21.5)	(34.9)
Other non-cash items	0.7	(4.9)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(2.3)	(27.4)
Inventory	(405.3)	(236.8)
Accounts payable	(8.0)	58.3
Other assets and liabilities	(64.8)	(118.2)

Net cash used in operating activities	(272.0)	(174.4)

Cash flows from financing activities:
Net change in short-term debt	(6.4)	34.0
Proceeds from issuance of long-term debt	4.0	691.6
Payments on long-term debt	(24.3)	(551.0)
Issuance (repurchase) of common stock, net	(33.5)	(269.8)
Excess tax benefits from stock-based compensation	21.5	34.9
Debt issuance costs	—	(16.6)
Other	(0.4)	(8.2)

Net cash used in financing activities	(39.1)	(85.1)

Cash flows from investing activities:
Additions to property, plant and equipment	(97.7)	(99.3)
Acquisition of businesses, net of cash acquired	(33.2)	(108.4)
Other	39.1	4.8

Net cash used in investing activities	(91.8)	(202.9)

Effect of exchange rate changes on cash and cash equivalents	(32.0)	(0.8)

Net decrease in cash and cash equivalents	(434.9)	(463.2)
Cash and cash equivalents at beginning of period	1,164.8	1,128.5

Cash and cash equivalents at end of period	$729.9	$665.3

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

Supplemental Information

Stock-based compensation costs, which are included in selling, general and administrative expenses (“SG&A”), were $2.3 and $6.1 for the three months ended June 30, 2015 and 2014, respectively, and $41.2 and $41.0 for the six months ended June 30, 2015 and 2014, respectively.

Interest expense is net of interest income of $0.5 and $1.4 for the three months ended June 30, 2015 and 2014, respectively, and $1.2 and $2.8, for the six months ended June 30, 2015 and 2014, respectively.

Venezuela Operations

Prior to March 31, 2015, the Company included the results of its Venezuelan operations in the consolidated financial statements using the consolidation method of accounting. Venezuelan exchange control regulations have become increasingly restrictive and have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and have restricted our Venezuelan operations’ ability to pay obligations denominated in U.S. dollars, as well as pay dividends. These exchange regulations, combined with certain Venezuelan regulations, limit the Company’s ability to rationalize its manufacturing platform to a level that would allow the Company to maintain a sustainable production level that is commensurate with the declining demand resulting from the deteriorating macroeconomic conditions in Venezuela. Furthermore, the Venezuelan government imposes price restrictions that prohibit the Company from pricing its products at acceptable levels. As such, effective March 31, 2015, the Company began reporting the results of its Venezuelan operations using the cost method of accounting. As a result, during the three months ended March 31, 2015, the Company recorded charges of $60.6 related to the deconsolidation of the Company’s subsidiaries operating in Venezuela (the “Venezuela-related charges”) that include in part, charges for the remeasurement of net monetary assets and the impairment of long-lived assets (discussed hereafter). The Venezuela-related charges are recorded in SG&A.

On February 10, 2015, the Venezuelan government established a new foreign exchange system, the Marginal Currency System (“SIMADI”). Furthermore, in February 2015 shortly after establishment of SIMADI, the SICAD-II program was eliminated. As such, the Company determined it would be most appropriate to remeasure the net monetary assets of the Company’s subsidiaries operating in Venezuela at the SIMADI exchange rate, as this was the Company’s expected settlement rate. The SIMADI exchange rate was approximately 193 Bolivars per U.S. dollar at March 31, 2015. As such, due to the change to the SIMADI exchange rate, during the three months ended March 31, 2015, the Company recorded a foreign exchange-related charge of $13.0 related to the write-down of net monetary assets due to this remeasurement. This charge is included in the aforementioned Venezuela-related charges. Furthermore, as a result of the continued foreign exchange restrictions, combined with the unfavorable macroeconomic conditions in Venezuela, the Company recorded a $37.3 impairment charge on property, plant and equipment that were previously recorded at historical cost. This charge is included in the aforementioned Venezuela-related charges.

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

New Accounting Guidance

In May 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), (“ASU 2015-07”). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and remove certain related disclosure requirements. ASU 2015-07 is effective for annual periods and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. Since ASU 2015-07 only modifies existing disclosures, the adoption of ASU 2015-07 will not affect the consolidated financial position, results of operations or cash flows of the Company.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU No. 2015-03 changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset. ASU 2015-03 is effective for annual periods and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the provisions of ASU 2015-03 to have a material effect on its consolidated financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities. ASU 2015-02 is effective for annual periods and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the provisions of ASU 2015-02 to have a material effect on its consolidated financial position, results of operations or cash flows.

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

2. Acquisitions

2015 Activity

On July 31, 2015, the Company acquired Waddington Group, Inc. (“Waddington”), a leading manufacturer and marketer of premium disposable tableware for commercial, foodservice and retail markets (the “Acquisition”). The total value of the transaction, including debt assumed and repaid, was approximately $1.35 billion, subject to certain adjustments. The Acquisition is expected to expand the Company’s product offerings and distribution channels, particularly in the business-to-business category, as well as create cross-selling opportunities. Waddington will be reported in the Company’s Branded Consumables segment and will be included in the Company’s results of operations from the date of acquisition. Supplemental pro forma information and the preliminary purchase price allocation have not been provided as estimates of the fair value of the assets acquired and liabilities assumed have not been completed.

During the six months ended June 30, 2015, the Company also completed two tuck-in acquisitions that by nature were complementary to the Company’s core businesses and from an accounting standpoint were not significant.

2014 Activity

On August 29, 2014, the Company completed the acquisition of Rexair Holdings, Inc. (“Rexair”), a global provider of premium vacuum cleaning systems sold primarily under the Rainbow® brand name. Rexair is reported in the Company’s Consumer Solutions segment and is included in the Company’s results of operations from the date of acquisition.

3. Inventories

Inventories are comprised of the following at June 30, 2015 and December 31, 2014:

(in millions)	June 30, 2015	December 31, 2014
Raw materials and supplies	$296.0	$250.0
Work-in-process	81.3	71.0
Finished goods	1,506.7	1,183.7

Total inventories	$1,884.0	$1,504.7

4. Property, Plant and Equipment

Property, plant and equipment, net, is comprised of the following at June 30, 2015 and December 31, 2014:

(in millions)	June 30, 2015	December 31, 2014
Land	$56.8	$62.5
Buildings	442.1	460.1
Machinery and equipment	1,368.0	1,311.4
Construction-in-progress	79.2	98.8

	1,946.1	1,932.8
Less: Accumulated depreciation	(1,135.7)	(1,082.9)

Total property, plant and equipment, net	$810.4	$849.9

Depreciation of property, plant and equipment was $40.8 and $41.5 for the three months ended June 30, 2015 and 2014, respectively, and $79.8 and $81.2 for the six months ended June 30, 2015 and 2014, respectively.

5. Goodwill and Intangibles

Goodwill activity for the six months ended June 30, 2015 is as follows:

				June 30, 2015
(in millions)	Net Book Value at December 31, 2014	Additions	Foreign Exchange and Other Adjustments	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Goodwill
Branded Consumables	$1,385.1	$—	$(2.6)	$1,605.7	$(223.2)	$1,382.5
Consumer Solutions	757.7	—	(4.9)	752.8	—	752.8
Outdoor Solutions	715.7	$15.9	(3.4)	746.7	(18.5)	$728.2
Process Solutions	21.7	—	—	21.7	—	21.7

	$2,880.2	$15.9	$(10.9)	$3,126.9	$(241.7)	$2,885.2

Intangibles activity for the six months ended June 30, 2015 is as follows:

(in millions)	Gross Carrying Amount at December 31, 2014	Additions	Accumulated Amortization and Foreign Exchange	Net Book Value at June 30, 2015	Amortization Periods (years)
Intangibles
Patents	$9.3	$—	$(5.0)	$4.3	12-30
Manufacturing process and expertise	65.2	—	(47.7)	17.5	3-7
Brand names	23.3	1.4	(11.9)	12.8	4-20
Customer relationships and distributor channels	549.6	11.3	(120.5)	440.4	10-35
Trademarks and tradenames	2,131.7	1.1	(28.8)	2,104.0	indefinite

	$2,779.1	$13.8	$(213.9)	$2,579.0

Amortization of intangibles was $8.7 and $5.6 for the three months ended June 30, 2015 and 2014, respectively, and $17.2 and $11.5 for the six months ended June 30, 2015 and 2014, respectively.

6. Warranty Reserve

The warranty reserve activity for the six months ended June 30, 2015 is as follows:

(in millions)	2015
Warranty reserve at January 1,	$96.8
Provision for warranties issued	66.0
Warranty claims paid	(68.2)
Acquisitions and other adjustments	(0.7)

Warranty reserve at June 30,	$93.9

7. Debt

Debt is comprised of the following at June 30, 2015 and December 31, 2014:

(in millions)	June 30, 2015	December 31, 2014
Senior Secured Credit Facility Term Loans	$2,001.5	$2,024.6
6 1⁄8% Senior Notes due 2022 (a)	300.0	300.0
3 3⁄4% Senior Notes due 2021 (a)	331.6	357.9
7 1⁄2% Senior Subordinated Notes due 2017 (b)	653.0	650.6
1 7/8% Senior Subordinated Convertible Notes due 2018 (c)	452.5	445.8
1 1⁄2% Senior Subordinated Convertible Notes due 2019 (c)	229.9	226.0
1 1⁄8% Senior Subordinated Convertible Notes due 2034 (c)	492.9	484.1
Securitization Facility	489.3	479.3
Non-U.S. borrowings	66.5	83.2
Other	8.3	7.4

Total debt	5,025.5	5,058.9

Less: current portion	(588.5)	(594.9)

Total long-term debt	$4,437.0	$4,464.0

(a)	Collectively, the “Senior Notes.”
(b)	The “Senior Subordinated Notes.”
(c)	Collectively, the “Senior Subordinated Convertible Notes.”

Other

At June 30, 2015 and December 31, 2014, the carrying value of total debt approximates fair market value. The fair market value (Level 1 measurement) of the Senior Notes and the Senior Subordinated Notes is based upon quoted market prices. The fair market value (Level 2 measurement) for all other debt instruments is estimated using interest rates currently available to the Company for debt with similar terms and maturities.

Subsequent Event

In July 2015, the Company borrowed $900 under its senior secured credit facility, which is comprised of $300 under the existing senior secured term loan B1 facility that matures in 2020 and bears interest at LIBOR plus a 275 basis point spread; and $600 under a new senior secured term loan B2 facility that matures in 2022 and bears interest at LIBOR plus a 275 basis point spread. The proceeds were used, in part, to fund a portion of the Acquisition.

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

Fair Value Hedges

At June 30, 2015, the Company had $650 notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate of interest (LIBOR) plus a weighted average spread of approximately 605 basis points. These floating rate swaps are designated as fair value hedges against $650 of principal on the Senior Subordinated Notes for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cash Flow Hedges

At June 30, 2015, the Company had $850 notional amount outstanding in swap agreements, which includes $350 notional amount of forward-starting swaps that become effective commencing December 31, 2015, that exchange a variable rate of interest (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through June 2020. At June 30, 2015, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swaps, was approximately 1.3%. The effective portion of the after-tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (loss) (“AOCI”).

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through January 2017. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At June 30, 2015, the Company had approximately $616 notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At June 30, 2015, the Company had approximately $408 notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through September 2016. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty, and in certain instances, allow the Company to benefit should the cost of the commodity fall below certain dollar thresholds. At June 30, 2015, the Company had approximately $50 notional amount outstanding of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through December 2016. Fair market value gains or losses are included in the results of operations and are classified in cost of sales.

The following table presents the fair value of derivative financial instruments as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Fair Value of Derivatives		Fair Value of Derivatives
(in millions)	Asset (a)	Liability (a)	Asset (a)	Liability (a)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$—	$8.1	$0.6	$7.2
Foreign currency contracts	22.0	9.3	25.9	3.8
Fair value hedges:
Interest rate swaps	0.8	—	—	2.2

Subtotal	22.8	17.4	26.5	13.2

Derivatives not designated as effective hedges:
Foreign currency contracts	7.0	3.1	2.8	1.3
Commodity contracts	1.1	5.3	—	9.0

Subtotal	8.1	8.4	2.8	10.3

Total	$30.9	$25.8	$29.3	$23.5

(a)	Consolidated balance sheet location:

Asset:	Other current and non-current assets
Liability:	Other current and non-current liabilities

The following table presents gain and loss activity (on a pretax basis) for the three and six months ended June 30, 2015 and 2014 related to derivative financial instruments designated as effective hedges:

	Three months ended June 30, 2015			Three months ended June 30, 2014
	Gain/(Loss)			Gain/(Loss)
(in millions)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$1.4	$—	$—	$(2.8)	$—	$—
Foreign currency contracts	(3.6)	11.2	(2.6)	(2.9)	2.2	(2.3)

Total	$(2.2)	$11.2	$(2.6)	$(5.7)	$2.2	$(2.3)

Location of gain/(loss) in the consolidated results of operations:
Sales		$0.5	$—		$0.2	$—
Cost of Sales		10.7	—		2.0	—
SG&A		—	(2.6)		—	(2.3)

Total		$11.2	$(2.6)		$2.2	$(2.3)

	Six months ended June 30, 2015			Six months ended June 30, 2014
	Gain/(Loss)			Gain/(Loss)
(in millions)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(1.5)	$—	$—	$(3.5)	$—	$—
Foreign currency contracts	9.4	18.6	(3.5)	(2.3)	4.2	(3.9)

Total	$7.9	$18.6	$(3.5)	$(5.8)	$4.2	$(3.9)

Location of gain/(loss) in the consolidated results of operations:
Sales		$0.8	$—		$1.0	$—
Cost of Sales		17.8	—		3.2	—
SG&A		—	(3.5)		—	(3.9)

Total		$18.6	$(3.5)		$4.2	$(3.9)

(a)	Represents effective portion recognized in Other Comprehensive Income (Loss) (“OCI”).
(b)	Represents portion excluded from effectiveness testing.

At June 30, 2015, deferred net gains of approximately $17 within AOCI are expected to be reclassified to earnings over the next twelve months.

The following table presents gain and loss activity (on a pretax basis) for the three and six months ended June 30, 2015 and 2014 related to derivative financial instruments not designated as effective hedges:

	Gain/(Loss) Recognized in Income (a)
	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Derivatives not designated as effective hedges:
Cash flow hedges:
Foreign currency contracts	$(9.0)	$(1.4)	$5.2	$(6.4)
Commodity contracts	2.5	0.5	0.7	0.9

Total	$(6.5)	$(0.9)	$5.9	$(5.5)

(a)	Classified in SG&A.

Net Investment Hedge

The Company has designated €300 of the principal balance of its Euro-denominated 3 3⁄4% senior notes due October 2021 (the “Hedging Instrument”) as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-denominated subsidiaries. Foreign currency gains and losses on the Hedging Instrument are included as a component of AOCI. At June 30, 2015, $45.1 of after-tax deferred gains have been recorded in AOCI.

9. Fair Value Measurements

The following table summarizes assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	June 30, 2015				December 31, 2014
	Fair Value Asset (Liability)				Fair Value Asset (Liability)
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$30.9	$—	$30.9	$—	$29.3	$—	$29.3
Liabilities	—	(25.8)	—	(25.8)	—	(23.5)	—	(23.5)
Available-for-sale securities	—	—	—	—	—	1.5	—	1.5
Contingent consideration	—	—	(30.9)	(30.9)	—	—	(32.6)	(32.6)

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

Changes in the fair value of the contingent consideration obligations for the six months ended June 30, 2015 were as follows:

(in millions)	2015
Contingent consideration at January 1,	$32.6
Acquisitions	4.5
Payments	(0.6)
Adjustments and foreign exchange	(5.6)

Contingent consideration at June 30,	$30.9

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

Due to the uncertainties described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of June 30, 2015.

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

11. Earnings Per Share

The computations of the weighted average shares outstanding for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Weighted average shares outstanding:
Basic	186.2	184.7	185.8	186.2
Dilutive share-based awards	0.2	0.3	0.4	0.9
Convertible debt	9.0	2.7	8.4	3.3

Diluted	195.4	187.7	194.6	190.4

Because it is the Company’s intention to redeem the principal amount of the Senior Subordinated Convertible Notes in cash, the treasury stock method is used for determining potential dilution in the diluted earnings per share computation. As of June 30, 2015, there were 6.0 million restricted share awards with performance-based vesting targets that were not met and as such, have been excluded from the computation of diluted earnings per share.

12. Stockholders’ Equity

Subsequent Event

On July 22, 2015, pursuant to a public offering of its common stock, the Company completed an equity offering of 18.4 million newly-issued shares of common stock at $54.50 per share. The net proceeds to the Company, after the payment of underwriting discounts and other expenses of the offering, were approximately $969. The net proceeds were used to fund a portion of the Acquisition.

13. Employee Benefit Plans

The components of pension and postretirement benefit expense for the three and six months ended June 30, 2015 and 2014 are as follows:

	Pension Benefits
	Three months ended June 30,
	2015			2014
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$—	$0.6	$0.6	$—	$0.6	$0.6
Interest cost	2.9	0.4	3.3	3.6	0.6	4.2
Expected return on plan assets	(4.1)	(0.3)	(4.4)	(4.3)	(0.4)	(4.7)
Amortization, net	1.4	0.3	1.7	1.2	0.1	1.3

Net periodic expense	$0.2	$1.0	$1.2	$0.5	$0.9	$1.4

	Six months ended June 30,
	2015			2014
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$—	$1.1	$1.1	$—	$1.1	$1.1
Interest cost	5.8	0.8	6.6	7.3	1.2	8.5
Expected return on plan assets	(8.2)	(0.6)	(8.8)	(8.7)	(0.7)	(9.4)
Amortization, net	2.9	0.6	3.5	2.4	0.2	2.6

Net periodic expense	$0.5	$1.9	$2.4	$1.0	$1.8	$2.8

	Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Interest cost	$—	$0.1	$0.1	$0.2
Amortization, net	—	(0.2)	(0.1)	(0.3)

Net periodic expense	$—	$(0.1)	$—	$(0.1)

14. Restructuring Costs

Details and the activity related to accrued restructuring costs as of and for the six months ended June 30, 2015 are as follows:

(in millions)	Accrual Balance at December 31, 2014	Restructuring Costs, net	Payments	Foreign Currency and Other	Accrual Balance at June 30, 2015
Severance and other employee-related	$5.4	$0.7	$(3.4)	$(0.4)	$2.3
Other costs	5.4	3.8	(3.1)	(0.1)	6.0

Total	$10.8	$4.5	$(6.5)	$(0.5)	$8.3

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

Segment information as of and for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three months ended June 30, 2015
(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated

Net sales	$677.3	$473.6	$753.3	$124.6	$(23.1)	$2,005.7	$—	$2,005.7

Segment earnings (loss)	115.9	64.2	84.9	19.5	—	284.5	(25.8)	258.7
Adjustments to reconcile to reported operating earnings (loss):
Restructuring costs, net	(1.9)	—	—	—	—	(1.9)	—	(1.9)
Acquisition-related and other costs	(5.5)	(4.5)	(6.5)	—	—	(16.5)	(1.2)	(17.7)
Depreciation and amortization	(21.3)	(9.3)	(14.2)	(3.0)	—	(47.8)	(1.7)	(49.5)

Operating earnings (loss)	$87.2	$50.4	$64.2	$16.5	$—	$218.3	$(28.7)	$189.6

Other segment data:
Total assets	$4,331.1	$2,466.1	$3,009.9	$213.2	$—	$10,020.3	$661.4	$10,681.7

	Three months ended June 30, 2014
(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated

Net sales	$684.4	$445.6	$754.9	$111.8	$(21.6)	$1,975.1	$—	$1,975.1

Segment earnings (loss)	105.5	55.3	100.2	18.3	—	279.3	(20.8)	258.5
Adjustments to reconcile to reported operating earnings (loss):
Fair market value adjustment to inventory	—	(1.3)	—	—	—	(1.3)	—	(1.3)
Restructuring costs, net	—	(0.7)	(1.6)	—	—	(2.3)	—	(2.3)
Acquisition-related and other costs	(1.4)	(1.0)	(5.2)	—	—	(7.6)	(0.5)	(8.1)
Venezuela-related charges	—	—	—	—	—	—	(9.6)	(9.6)
Depreciation and amortization	(21.9)	(6.7)	(14.3)	(2.8)	—	(45.7)	(1.4)	(47.1)

Operating earnings (loss)	$82.2	$45.6	$79.1	$15.5	$—	$222.4	$(32.3)	$190.1

	Six months ended June 30, 2015
(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated

Net sales	$1,322.6	$852.8	$1,378.2	$228.7	$(45.1)	$3,737.2	$—	$3,737.2

Segment earnings (loss)	190.5	94.3	125.3	30.8	—	440.9	(83.2)	357.7
Adjustments to reconcile to reported operating earnings (loss):
Restructuring costs, net	(2.5)	—	—	—	—	(2.5)	(2.0)	(4.5)
Acquisition-related and other costs	(9.9)	(9.2)	(14.7)	—	—	(33.8)	(3.0)	(36.8)
Venezuela-related charges	—	—	—	—	—	—	(60.6)	(60.6)
Depreciation and amortization	(41.8)	(19.0)	(27.3)	(5.8)	—	(93.9)	(3.1)	(97.0)

Operating earnings (loss)	$136.3	$66.1	$83.3	$25.0	$—	$310.7	$(151.9)	$158.8

	Six months ended June 30, 2014
(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated

Net sales	$1,306.2	$789.6	$1,439.0	$214.1	$(42.0)	$3,706.9	$—	$3,706.9

Segment earnings (loss)	180.5	91.8	155.5	30.6	—	458.4	(73.6)	384.8
Adjustments to reconcile to reported operating earnings (loss):
Fair market value adjustment to inventory	—	(1.3)	—	—	—	(1.3)	—	(1.3)
Restructuring costs, net	—	(1.0)	(1.6)	—	—	(2.6)	—	(2.6)
Acquisition-related and other costs	(6.4)	(4.0)	(10.4)	—	—	(20.8)	(0.5)	(21.3)
Venezuela-related charges	—	—	—	—	—	—	(13.6)	(13.6)
Depreciation and amortization	(41.9)	(14.4)	(28.1)	(5.6)	—	(90.0)	(2.7)	(92.7)

Operating earnings (loss)	$132.2	$71.1	$115.4	$25.0	$—	$343.7	$(90.4)	$253.3

16. Accumulated Other Comprehensive Income (Loss)

AOCI activity for the six months ended June 30, 2015 is as follows:

(in millions)	Cumulative Translation Adjustment	Derivative Financial Instruments	Accrued Benefit Cost	AOCI
AOCI balance at December 31, 2014	$(139.5)	$13.4	$(54.6)	$(180.7)
AOCI activity, net of tax:
OCI excluding reclassifications	(76.1)	5.8	0.6	(69.7)
Reclassifications to earnings	—	(13.6)	2.2	(11.4)

Subtotal OCI, net of tax	(76.1)	(7.8)	2.8	(81.1)

AOCI balance at June 30, 2015	$(215.6)	$5.6	$(51.8)	$(261.8)

For the three and six months ended June 30, 2015 and 2014, reclassifications from AOCI to the results of operations for the Company’s pension and postretirement benefit plans were an expense of $1.7 and $1.1, respectively, and $3.4 and $2.3, respectively, and primarily represent the amortization of net actuarial losses (see Note 13). For the three and six months ended June 30, 2015 and 2014, reclassifications from AOCI to the results of operations for the Company’s derivative financial instruments for effective cash flow hedges were income of $11.2 and $2.2, respectively, and $18.6 and $4.2, respectively (see Note 8).

The income tax (provision) benefit allocated to the components of OCI for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Cumulative translation adjustment	$3.3	$—	$(8.7)	$—
Derivative financial instruments	3.7	2.3	2.9	3.1
Accrued benefit cost	(0.4)	(0.4)	(1.5)	(0.8)
Unrealized gain on investment	—	(1.5)	—	(1.5)

Income tax (provision) benefit related to OCI	$6.6	$0.4	$(7.3)	$0.8

17. Condensed Consolidating Financial Data

The Company provides condensed consolidating financial data for its subsidiaries that are guarantors of its registered public debt. The Company’s 6 1⁄8% senior notes due 2022 and Senior Subordinated Notes (see Note 7) are fully guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The guarantees of the Guarantor Subsidiaries are subject to release only in certain limited circumstances. The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these notes. Presented below is the condensed consolidating financial data of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis, using the equity method of accounting for subsidiaries as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014.

Condensed Consolidating Results of Operations

	Three months ended June 30, 2015
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,446.1	$766.1	$(206.5)	$2,005.7
Cost of sales	—	1,039.1	565.6	(206.5)	1,398.2

Gross profit	—	407.0	200.5	—	607.5
Selling, general and administrative expenses	23.9	264.1	128.0	—	416.0
Restructuring costs, net	—	1.5	0.4	—	1.9

Operating earnings	(23.9)	141.4	72.1	—	189.6
Interest expense, net	33.6	16.3	2.0	—	51.9

Income (loss) before taxes and equity earnings of subsidiaries	(57.5)	125.1	70.1	—	137.7
Income tax provision (benefit)	(21.8)	47.4	26.2	—	51.8
Equity earnings of subsidiaries	121.6	40.3	—	(161.9)	—

Net income (loss)	85.9	118.0	43.9	(161.9)	85.9
Other comprehensive income (loss), net of tax	10.5	10.9	17.5	(28.4)	10.5

Comprehensive income (loss)	$96.4	$128.9	$61.4	$(190.3)	$96.4

	Three months ended June 30, 2014
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,367.1	$814.5	$(206.5)	$1,975.1
Cost of sales	—	991.0	588.6	(206.5)	1,373.1

Gross profit	—	376.1	225.9	—	602.0
Selling, general and administrative expenses	11.0	256.7	141.9	—	409.6
Restructuring costs, net	—	—	2.3	—	2.3

Operating earnings	(11.0)	119.4	81.7	—	190.1
Interest expense, net	34.4	16.3	2.2	—	52.9
Loss on early extinguishment of debt	54.4	—	—	—	54.4

Income (loss) before taxes and equity earnings of subsidiaries	(99.8)	103.1	79.5	—	82.8
Income tax provision (benefit)	(37.0)	38.9	28.8	—	30.7
Equity earnings of subsidiaries	114.9	43.0	—	(157.9)	—

Net income (loss)	52.1	107.2	50.7	(157.9)	52.1
Other comprehensive income (loss), net of tax	11.5	12.7	13.2	(25.9)	11.5

Comprehensive income (loss)	$63.6	$119.9	$63.9	$(183.8)	$63.6

	Six months ended June 30, 2015
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,684.1	$1,436.8	$(383.7)	$3,737.2
Cost of sales	—	1,943.9	1,069.0	(383.7)	2,629.2

Gross profit	—	740.2	367.8	—	1,108.0
Selling, general and administrative expenses	85.7	562.8	296.2	—	944.7
Restructuring costs, net	2.0	1.5	1.0	—	4.5

Operating earnings	(87.7)	175.9	70.6	—	158.8
Interest expense, net	67.8	32.5	4.5	—	104.8

Income (loss) before taxes and equity earnings of subsidiaries	(155.5)	143.4	66.1	—	54.0
Income tax provision (benefit)	(58.9)	54.3	28.2	—	23.6
Equity earnings of subsidiaries	127.0	32.6	—	(159.6)	—

Net income (loss)	30.4	121.7	37.9	(159.6)	30.4
Other comprehensive income (loss), net of tax	(81.1)	(38.4)	(62.5)	100.9	(81.1)

Comprehensive income (loss)	$(50.7)	$83.3	$(24.6)	$(58.7)	$(50.7)

	Six months ended June 30, 2014
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,550.2	$1,554.6	$(397.9)	$3,706.9
Cost of sales	—	1,857.4	1,131.0	(397.9)	2,590.5

Gross profit	—	692.8	423.6	—	1,116.4
Selling, general and administrative expenses	64.8	505.6	290.1	—	860.5
Reorganization costs, net	—	—	2.6	—	2.6

Operating earnings	(64.8)	187.2	130.9	—	253.3
Interest expense, net	70.6	32.5	3.8	—	106.9
Loss on early extinguishment of debt	54.4	—	—	—	54.4

Income (loss) before taxes and equity earnings of subsidiaries	(189.8)	154.7	127.1	—	92.0
Income tax provision (benefit)	(71.3)	58.5	49.0	—	36.2
Equity earnings of subsidiaries	174.3	61.8	—	(236.1)	—

Net income (loss)	55.8	158.0	78.1	(236.1)	55.8
Other comprehensive income (loss), net of tax	3.2	6.7	6.1	(12.8)	3.2

Comprehensive income (loss)	$59.0	$164.7	$84.2	$(248.9)	$59.0

Condensed Consolidating Balance Sheets

	As of June, 2015
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$377.0	$5.2	$347.7	$—	$729.9
Accounts receivable	—	4.4	1,252.1	—	1,256.5
Inventories	—	1,180.8	703.2	—	1,884.0
Other current assets	33.3	238.7	114.7	—	386.7

Total current assets	410.3	1,429.1	2,417.7	—	4,257.1

Property, plant and equipment, net	53.2	466.1	291.1	—	810.4
Goodwill	—	2,572.2	313.0	—	2,885.2
Intangibles, net	—	2,345.4	233.6	—	2,579.0
Intercompany receivables	2,875.0	2,385.0	2,110.0	(7,370.0)	—
Investment in subsidiaries	7,171.8	1,916.2	—	(9,088.0)	—
Other non-current assets	50.4	26.3	73.3	—	150.0

Total assets	$10,560.7	$11,140.3	$5,438.7	$(16,458.0)	$10,681.7

Liabilities and stockholders’ equity
Short-term debt and current portion of long-term debt	$47.0	$1.5	$540.0	$—	$588.5
Accounts payable	3.0	524.0	273.1	—	800.1
Other current liabilities	61.4	304.0	231.9	—	597.3

Total current liabilities	111.4	829.5	1,045.0	—	1,985.9

Long-term debt	4,416.4	3.5	17.1	—	4,437.0
Intercompany payables	3,148.1	1,877.0	2,344.9	(7,370.0)	—
Deferred taxes on income	120.4	1,028.1	80.2	—	1,228.7
Other non-current liabilities	174.0	149.2	116.5	—	439.7
Total stockholders’ equity	2,590.4	7,253.0	1,835.0	(9,088.0)	2,590.4

Total liabilities and stockholders’ equity	$10,560.7	$11,140.3	$5,438.7	$(16,458.0)	$10,681.7

	As of December 31, 2014
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$728.8	$9.3	$426.7	$—	$1,164.8
Accounts receivable	—	1.2	1,276.7	—	1,277.9
Inventories	—	919.4	585.3	—	1,504.7
Other current assets	38.3	161.7	170.6	—	370.6

Total current assets	767.1	1,091.6	2,459.3	—	4,318.0

Property, plant and equipment, net	47.0	456.5	346.4	—	849.9
Goodwill	—	2,572.0	308.2	—	2,880.2
Intangibles, net	—	2,350.7	247.8	—	2,598.5
Intercompany receivables	4,641.2	4,758.6	4,547.7	(13,947.5)	—
Investment in subsidiaries	7,111.3	2,029.1	—	(9,140.4)	—
Other non-current assets	56.4	26.9	69.4	—	152.7

Total assets	$12,623.0	$13,285.4	$7,978.8	$(23,087.9)	$10,799.3

Liabilities and stockholders’ equity
Short-term debt and current portion of long-term debt	$47.0	$1.6	$546.3	$—	$594.9
Accounts payable	8.7	529.8	271.4	—	809.9
Other current liabilities	63.6	337.4	271.4	—	672.4

Total current liabilities	119.3	868.8	1,089.1	—	2,077.2

Long-term debt	4,442.0	4.2	17.8	—	4,464.0
Intercompany payables	5,197.4	4,044.0	4,706.1	(13,947.5)	—
Deferred taxes on income	100.4	1,039.3	82.4	—	1,222.1
Other non-current liabilities	154.6	160.5	111.6	—	426.7
Total stockholders’ equity	2,609.3	7,168.6	1,971.8	(9,140.4)	2,609.3

Total liabilities and stockholders’ equity	$12,623.0	$13,285.4	$7,978.8	$(23,087.9)	$10,799.3

Condensed Consolidating Statements of Cash Flows

	Six months ended June 30, 2015
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities, net	$(110.6)	$(97.1)	$(64.3)	$—	$(272.0)
Financing activities:
Net change in short-term debt	—	(0.3)	(6.1)	—	(6.4)
(Payments on) proceeds from intercompany transactions	(200.3)	173.8	31.1	(4.6)	—
Proceeds from issuance of long-term debt	2.0	—	2.0	—	4.0
Payments on long-term debt	(23.5)	(0.5)	(0.3)	—	(24.3)
Issuance (repurchase) of common stock, net	(33.5)	—	—	—	(33.5)
Excess tax benefits from stock-based compensation	21.5	—	—	—	21.5
Other	1.8	(0.4)	(1.8)	—	(0.4)

Net cash provided by (used in) financing activities	(232.0)	172.6	24.9	(4.6)	(39.1)

Investing activities:
Additions to property, plant and equipment	(9.2)	(66.3)	(22.2)	—	(97.7)
Acquisition of businesses, net of cash acquired	—	(7.1)	(26.1)	—	(33.2)
Intercompany investing activities, net	—	(4.6)	—	4.6	—
Other	—	(1.6)	40.7	—	39.1

Net cash used in investing activities	(9.2)	(79.6)	(7.6)	4.6	(91.8)

Effect of exchange rate changes on cash	—	—	(32.0)	—	(32.0)

Net decrease in cash and cash equivalents	(351.8)	(4.1)	(79.0)	—	(434.9)
Cash and cash equivalents at beginning of year	728.8	9.3	426.7	—	1,164.8

Cash and cash equivalents at end of year	$377.0	$5.2	$347.7	$—	$729.9

	Six months ended June 30, 2014
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities, net	$(196.0)	$71.8	$(45.1)	$(5.1)	$(174.4)
Financing activities:
Net change in short-term debt	—	—	34.0	—	34.0
(Payments on) proceeds from intercompany transactions	(41.8)	(13.4)	50.1	5.1	—
Proceeds from issuance of long-term debt	690.0	0.2	1.4	—	691.6
Payments on long-term debt	(549.9)	(0.7)	(0.4)	—	(551.0)
Issuance (repurchase) of common stock, net	(269.8)	—	—	—	(269.8)
Excess tax benefits from stock-based compensation	34.9	—	—	—	34.9
Other	(16.6)	(7.6)	(0.6)	—	(24.8)

Net cash provided by (used in) financing activities	(153.2)	(21.5)	84.5	5.1	(85.1)

Investing activities:
Additions to property, plant and equipment	(2.5)	(54.5)	(42.3)	—	(99.3)
Acquisition of businesses, net of cash acquired	—	—	(108.4)	—	(108.4)
Other	—	(1.2)	6.0	—	4.8

Net cash used in investing activities	(2.5)	(55.7)	(144.7)	—	(202.9)

Effect of exchange rate changes on cash	—	—	(0.8)	—	(0.8)

Net decrease in cash and cash equivalents	(351.7)	(5.4)	(106.1)	—	(463.2)
Cash and cash equivalents at beginning of year	630.8	13.5	484.2	—	1,128.5

Cash and cash equivalents at end of year	$279.1	$8.1	$378.1	$—	$665.3

The amounts reflected as proceeds (payments) from (to) intercompany transactions represent cash flows originating from transactions conducted between Guarantor Subsidiaries, Non-Guarantor Subsidiaries and Parent in the normal course of business operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

From time to time, the Company may make or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. Such statements are necessarily estimates reflecting management’s best judgment based on current information. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Such statements are usually identified by the use of words or phrases such as “believes,” “anticipates,” “expects,” “estimates,” “planned,” “outlook” and “goal”. Because forward-looking statements involve risks and uncertainties, the Company’s actual results could differ materially. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in forward-looking statements. All statements addressing trends, events, developments, operating performance, potential acquisitions or liquidity that the Company anticipates or expects will occur in the future are forward-looking statements.

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

Summary of Significant 2015 Activities

•	On July 31, 2015, the Company acquired Waddington Group, Inc. (“Waddington”), a leading manufacturer and marketer of premium disposable tableware for commercial, foodservice and retail markets (the “Acquisition”).

•	In July 2015, the Company borrowed $900 million under its senior secured credit facility (the “Facility”), which is comprised of $300 million under the existing senior secured term loan B1 facility and $600 million under a new senior secured term loan B2 facility.

•	On July 22, 2015, pursuant to a public offering of its common stock, the Company completed an equity offering of 18.4 million newly-issued shares of common stock at $54.50 per share. The net proceeds to the Company, after the payment of underwriting discounts and other expenses of the offering, were approximately $969 million. The net proceeds were used to fund a portion of the Acquisition.

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

2015 Activity

On July 31, 2015, the Company acquired Waddington, a leading manufacturer and marketer of premium disposable tableware for commercial, foodservice and retail markets. The total value of the transaction, including debt assumed and repaid, was approximately $1.35 billion, subject to certain adjustments. The Acquisition is expected to expand to the Company’s product offerings expand distribution channels, particularly in the business-to-business category, as well as create cross-selling opportunities. Waddington will be reported in the Company’s Branded Consumables segment and will be included in the Company’s results of operations from the date of acquisition.

During the six months ended June 30, 2015, the Company also completed two tuck-in acquisitions that by nature were complementary to the Company’s core businesses and from an accounting standpoint were not significant.

2014 Activity

On August 29, 2014, the Company completed the acquisition of Rexair Holdings, Inc. (“Rexair”), a global provider of premium vacuum cleaning systems sold primarily under the Rainbow® brand name (the “Rexair Acquisition”). Rexair is reported in the Company’s Consumer Solutions segment and is included in the Company’s results of operations from the date of acquisition.

Venezuela Operations

Prior to March 31, 2015, the Company included the results of its Venezuelan operations in the consolidated financial statements using the consolidation method of accounting. Venezuelan exchange control regulations have become increasingly restrictive and have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and have restricted our Venezuelan operations’ ability to pay obligations denominated in U.S. dollars, as well as pay dividends. These exchange regulations, combined with certain Venezuelan regulations, limit the Company’s ability to rationalize its manufacturing platform to a level that would allow the Company to maintain a sustainable production level that is commensurate with the declining demand resulting from the deteriorating macroeconomic conditions in Venezuela. Furthermore, the Venezuelan government imposes price restrictions that prohibit the Company from pricing its products at acceptable levels. As such, effective March 31, 2015, the Company began reporting the results of its Venezuelan operations using the cost method of accounting. As a result, during the three months ended March 31, 2015, the Company recorded charges of $60.6 million related to the deconsolidation of the Company’s subsidiaries operating in Venezuela (the “Venezuela-related charges”) that include in part, charges for the remeasurement of net monetary assets and for the impairment of long-lived assets (discussed hereafter). The Venezuela-related charges are recorded in selling, general and administrative expenses (“SG&A”).

On February 10, 2015, the Venezuelan government established a new foreign exchange system, the Marginal Currency System (“SIMADI”). Furthermore, in February 2015 shortly after establishment of SIMADI, the SICAD-II program was eliminated. As such, the Company determined it would be most appropriate to remeasure the net monetary assets of the Company’s subsidiaries operating in Venezuela at the SIMADI exchange rate, as this was the Company’s expected settlement rate. The SIMADI exchange rate was approximately 193 Bolivars per U.S. dollar at March, 31, 2015. As such, due to the change to the SIMADI exchange rate, during the three months ended March 31, 2015, the Company recorded a foreign exchange-related charge of $13.0 million related to the write-down of net monetary assets due to this remeasurement. This charge is included in the aforementioned Venezuela-related charges. Furthermore, as a result of the continued foreign exchange restrictions, combined with the unfavorable macroeconomic conditions in Venezuela, the Company recorded a $37.3 million impairment charge on property, plant and equipment that were previously recorded at historical cost. This charge is included in the aforementioned Venezuela-related charges.

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

Results of Operations—Comparing 2015 to 2014

	Net Sales		Operating Earnings (Loss)
	Three months ended June 30,		Three months ended June 30,
(in millions)	2015	2014	2015	2014
Branded Consumables	$677.3	$684.4	$87.2	$82.2
Consumer Solutions	473.6	445.6	50.4	45.6
Outdoor Solutions	753.3	754.9	64.2	79.1
Process Solutions	124.6	111.8	16.5	15.5
Corporate	—	—	(28.7)	(32.3)
Intercompany eliminations	(23.1)	(21.6)	—	—

	$2,005.7	$1,975.1	$189.6	$190.1

Note: Changes in net sales on a currency neutral basis that are presented hereafter are provided to enhance visibility of the underlying operations by excluding the impact of foreign currency translation.

Three Months Ended June 30, 2015 versus the Three Months Ended June 30, 2014

Net sales for the three months ended June 30, 2015 increased $30.6 million, or 1.5%, to $2.0 billion versus the same prior year period. Excluding the impact of the Rexair Acquisition (approximately 2%), as well as the negative impact of the Company’s subsidiaries operating in Venezuela (approximately 1%), net sales on a currency-neutral basis increased approximately 7%, primarily due to increased demand internationally, primarily in Europe and Latin America, in certain product categories, expanded product offerings and increased sell-through in certain product categories, partially offset by weakness in other product categories. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 6%.

Net sales in the Branded Consumables segment decreased $7.1 million, or 1.0%. Net sales on a currency-neutral basis increased approximately 5%, primarily due to increased sales of certain product categories in the safety and security and Yankee Candle businesses, largely due to increased sales in Europe and expanded product offerings, as well as an increase in international sales in certain products in the home care businesses in part due to new product offerings and expanded distribution in certain countries. Additionally, mandatory smoke detector regulations in France have favorably affected product demand. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 6%.

Net sales in the Consumer Solutions segment increased $28.0 million, or 6.3%. Excluding the impact of the Rexair Acquisition (approximately 7%), as well as the negative impact of the Company’s subsidiaries operating in Venezuela (approximately 4%), net sales on a currency-neutral basis increased approximately 10%. The increase is primarily due to increased demand internationally, primarily in Latin America, which contributed to an increase in net sales of approximately 10%, largely due to expanded product offerings in the small appliance category and increased point of sale. Net sales domestically were essentially flat on a period-over period basis, as an increase in sales in certain categories was offset by a decline in sales in to certain key customers. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 6%.

Net sales in the Outdoor Solutions segment decreased $1.6 million, or 0.2%. Net sales on a currency-neutral basis increased approximately 6%, largely due to increased net sales in the apparel, camping and outdoor, fishing and team sports businesses. This increase is primarily due to increased sales domestically, largely due to increased demand at certain mass market retailers and the timing of sales in certain product categories, as well as increased sales in Europe. Additionally, the timing of sales in certain businesses during the three months ended June 30, 2015, were positively affected by the resolution of certain issues affecting U.S. West Coast ports. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 7%.

Net sales in the Process Solutions segment increased 11.5% on a period-over-period basis, due in part to increased coinage sales.

Cost of Sales

Cost of sales for the three months ended June 30, 2015 increased $25.1 million, or 1.8%, to $1.4 billion versus the same prior year period. The increase was in part due to increased sales (approximately $96 million), partially offset by the favorable foreign currency translation (approximately $83 million). Cost of sales as a percentage of net sales for the three months ended June 30, 2015 and 2014 was 69.7% and 69.5%, respectively.

Selling, General and Administrative Costs

SG&A for the three months ended June 30, 2015 increased $6.4 million, or 1.6%, to $416 million versus the same prior year period. SG&A as a percentage of net sales was essentially flat on a period-over-period basis at approximately 20.7%. Favorable foreign currency translation (approximately $28 million) was essentially offset by other items.

Operating Earnings

Operating earnings for the three months ended June 30, 2015 in the Branded Consumables segment increased $5.0 million, or 6.1%, versus the same prior year period, primarily due to an increase in gross profit (approximately $4 million), primarily due to slightly improved gross margins. Operating earnings for the three months ended June 30, 2015 in the Consumer Solutions segment increased $4.8 million, or 10.5%, versus the same prior year period, primarily due to an increase in gross profit (approximately $7 million), primarily due to higher sales, in part due to the Rexair Acquisition, partially offset by an increase in SG&A (approximately $3 million). Operating earnings for the three months ended June 30, 2015 in the Outdoor Solutions segment decreased $14.9 million, or 18.8%, versus the same prior year period, primarily due to a decrease in gross profit (approximately $7 million), primarily due to a slight decrease in gross margins and an increase in SG&A (approximately $9 million), partially offset by a decrease in restructuring costs (approximately $2 million). Operating earnings for the three months ended June 30, 2015 in the Process Solutions segment increased $1.0 million, or 6.5%, versus the same prior year period, primarily due to an increase in gross profit.

Interest Expense

Net interest expense decreased $1.0 million to $51.9 million for the three months ended June 30, 2015 versus the same prior year period, primarily due to the change in the composition of total debt versus the same prior year period.

Income Taxes

The Company’s reported tax rate for the three months ended June 30, 2015 and 2014 was 37.6% and 37.1%, respectively. The difference from the statutory tax rate to the reported tax rate for the three months ended June 30, 2015 results principally from the U.S. tax expense related to the taxation of foreign income and potential tax exposures. The difference from the statutory tax rate to the reported tax rate for the three months ended June 30, 2014 results principally from the U.S. tax expense related to the taxation of foreign income.

Net Income

Net income for the three months ended June 30, 2015 increased $33.8 million to $85.9 million versus the same prior year period. For the three months ended June 30, 2015 and 2014, earnings per diluted share were $0.44 and $0.28, respectively. The increase in net income was primarily due to the decrease in the loss on the extinguishment of debt (approximately $54 million).

Six Months Ended June 30, 2015 versus the Six Months Ended June 30, 2014

	Net Sales		Operating Earnings (Loss)
	Six months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Branded Consumables	$1,322.6	$1,306.2	$136.3	$132.2
Consumer Solutions	852.8	789.6	66.1	71.1
Outdoor Solutions	1,378.2	1,439.0	83.3	115.4
Process Solutions	228.7	214.1	25.0	25.0
Corporate	—	—	(151.9)	(90.4)
Intercompany eliminations	(45.1)	(42.0)	—	—

	$3,737.2	$3,706.9	$158.8	$253.3

Note: Changes in net sales on a currency neutral basis that are presented hereafter are provided to enhance visibility of the underlying operations by excluding the impact of foreign currency translation.

Net sales for the six months ended June 30, 2015 increased $30.3 million, or 0.8%, to $3.7 billion versus the same prior year period. Excluding the impact of the Rexair Acquisition (approximately 2%), as well as the negative impact of the Company’s subsidiaries operating in Venezuela (approximately 1%), net sales on a currency-neutral basis increased approximately 6%, primarily due to increased demand internationally, primarily in Europe and Latin America, in certain product categories, expanded product offerings and increased sell-through in certain product categories, partially offset by weakness in other product categories. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 6%.

Net sales in the Branded Consumables segment increased $16.4 million, or 1.3%. Net sales on a currency-neutral basis increased approximately 7%, primarily due to increased sales of certain product categories in the safety and security and Yankee Candle businesses, largely due to increased sales in Europe and expanded product offerings, as well as an increase in international sales in certain products in the baby care and home care businesses in part due to new product offerings and expanded distribution in certain countries. Additionally, mandatory smoke detector regulations in France have favorably affected product demand. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 6%.

Net sales in the Consumer Solutions segment increased $63.2 million, or 8.0%. Excluding the impact of the Rexair Acquisition (approximately 8%), as well as the negative impact of the Company’s subsidiaries operating in Venezuela (approximately 5%), net sales on a currency-neutral basis increased approximately 11%. The increase is primarily due to increased demand internationally, primarily in Latin America, which contributed to an increase in net sales of approximately 9%, largely due to expanded product offerings in the small appliance category and increased point of sale. Domestic net sales contributed to an increase in net sales of approximately 2%, largely due to increased orders in certain small appliance and home environment product categories at certain mass market retailers. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 6%.

Net sales in the Outdoor Solutions segment decreased $60.8 million, or 4.2%. Net sales on a currency-neutral basis increased approximately 2%, largely due to increased net sales in the apparel and camping and outdoor businesses. This increase is primarily due to increased demand domestically at certain mass market retailers and increased point of sale. This increase was partially offset by decreased sales in the fishing business, largely due to decreased demand at certain key customers, in part due to the timing of seasonal purchases. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 6%.

Net sales in the Process Solutions segment increased 6.8% on a period-over-period basis, primarily due to increased coinage sales.

Cost of Sales

Cost of sales for the six months ended June 30, 2015 increased $38.7 million, or 1.5%, to $2.6 billion versus the same prior year period. The increase was primarily due to increased sales (approximately $155 million) and the cost of sales impact of acquisitions, slightly lower margins and other items (collectively, approximately $25 million), partially offset by the favorable foreign currency translation (approximately $150 million). Cost of sales as a percentage of net sales for the six months ended June 30, 2015 and 2014 was 70.2% and 69.9%, respectively.

Selling, General and Administrative Costs

SG&A for the six months ended June 30, 2015 increased $84.2 million, or 9.8%, to $945 million versus the same prior year period. SG&A as a percentage of net sales was for the six months ended June 30, 2015 and 2014 was 25.2% and 23.2%, respectively. The change is primarily due to the Venezuela-related charges (approximately $61 million) recorded during the six months ended June 30, 2015. Favorable foreign currency translation was approximately $51 million.

Operating Earnings

Operating earnings for the six months ended June 30, 2015 in the Branded Consumables segment increased $4.1 million, or 3.1%, versus the same prior year period, primarily due to an increase in gross profit (approximately $10 million), primarily due to the gross margin impact of higher sales, partially offset by an increase in SG&A (approximately $4 million) and an increase in restructuring costs (approximately $2 million). Operating earnings for the six months ended June 30, 2015 in the Consumer Solutions segment decreased $5.0 million, or 7.0%, versus the same prior year period, primarily due to an increase in SG&A (approximately $19 million), largely due to the Rexair Acquisition, partially offset by an increase in gross profit (approximately $13 million), primarily due to higher sales. Operating earnings for the six months ended June 30, 2015 in the Outdoor Solutions segment decreased $32.1 million, or 27.8%, versus the same prior year period, primarily due to a decrease in gross profit (approximately $33 million), primarily due to the gross margin impact of lower sales and a slight decrease in gross margins. Operating earnings for the six months ended June 30, 2015 in the Process Solutions were essentially flat versus the same prior year period.

Interest Expense

Net interest expense decreased $2.1 million to $104.8 million for the six months ended June 30, 2015 versus the same prior year period, primarily due to the change in the composition of total debt versus the same prior year period.

Income Taxes

The Company’s reported tax rate for the six months ended June 30, 2015 and 2014 was 43.7% and 39.4%, respectively. The difference from the statutory tax rate to the reported tax rate for the six months ended June 30, 2015 results principally from the U.S. tax expense related to the taxation of foreign income and potential tax exposures. The difference from the statutory tax rate to the reported tax rate for the six months ended June 30, 2014 results principally from the U.S. tax expense related to the taxation of foreign income.

Net Income

Net income for the six months ended June 30, 2015 decreased $25.4 million to $30.4 million versus the same prior year period. For the six months ended June 30, 2015 and 2014, earnings per diluted share were $0.16 and $0.29, respectively. The decrease in net income was in part due to the Venezuela-related charges (approximately $61 million) recorded during the six months ended June 30, 2015, partially offset by a decrease in the loss on the extinguishment of debt (approximately $54 million).

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

At June 30, 2015, the Company had cash and cash equivalents of $730 million, of which approximately $348 million was held by the Company’s non-U.S. subsidiaries. The Company believes that its cash and cash equivalents, cash generated from operations and the availability under the Company’s senior secured credit facility, the securitization facility and the credit facilities of certain foreign subsidiaries as of June 30, 2015 provide sufficient liquidity to support working capital requirements, planned capital expenditures, debt obligations, completion of current and future reorganization programs and pension plan contribution requirements for the foreseeable future, as well as fund the potential repurchase of shares of the Company’s common stock under the Company’s stock repurchase program.

Cash Flows from Operating Activities

Net cash used in operating activities was $272 million and $174 million for the six months ended June 30, 2015 and 2014, respectively. The change is primarily due to unfavorable working capital changes, in part due to comparatively higher seasonal inventory levels in certain businesses, in part due to the timing of purchases and sales for both comparable periods, as inventory levels at June 30, 2015, excluding the impact of the acquisitions, were approximately 10% higher than the comparable prior period-end, partially offset by a decrease in cash paid for interest and taxes (collectively, approximately $48 million).

Cash Flows from Financing Activities

Net cash used in financing activities was $39.1 million and $85.1 million for the six months ended June 30, 2015 and 2014, respectively. The change is primarily due to the period-over-period change in the issuance/repurchase of common stock, net ($236 million), partially offset by the decrease in the proceeds from the issuance of long-term debt in excess of payments on long-term debt ($161 million) and the period-over-period decrease in the net change in short-term debt ($40.4 million).

Cash Flows from Investing Activities

Net cash used in investing activities was $91.8 million and $203 million for the six months ended June 30, 2015 and 2014, respectively. Cash used for the acquisition of businesses, net of cash acquired, decreased $75.2 million versus the same prior year period. Cash provided by other investing activities increased $34.3 million versus the same prior year period, primarily due to proceeds received during the six months ended June 30, 2015 related to the sale of a facility during December 2014. For the six months ended June 30, 2015 and 2014, capital expenditures were $97.7 million versus $99.3 million for the same prior year period. The Company expects to maintain capital expenditures at an annualized run-rate in the range of approximately 2.0% to 2.5% of net sales.

CAPITAL RESOURCES

In July 2015, the Company borrowed $900 million under the Facility, which is comprised of $300 million under the existing senior secured term loan B1 facility that matures in 2020 and bears interest at LIBOR plus a 275 basis point spread; and $600 million under a new senior secured term loan B2 facility that matures in 2022 and bears interest at LIBOR plus a 275 basis point spread. The proceeds were used, in part, to fund a portion of the Acquisition.

At June 30, 2015, there was no amount outstanding under the Company’s $250 million senior secured revolving credit facility (the “Revolver”) that matures in 2019. The Revolver bears interest at certain selected rates, including LIBOR plus a basis point spread. At June 30, 2015, the commitment fee on unused balances was 0.35% per annum.

The Company maintains a $500 million receivables purchase agreement (the “Securitization Facility”) that matures in October 2016. At June 30, 2015, the borrowing rate margin and the unused line fee on the Securitization Facility were 0.80% and 0.40% per annum, respectively. At June 30, 2015, the Securitization Facility had outstanding borrowings totaling $489 million.

At June 30, 2015, net availability under the Revolver and the Securitization Facility was approximately $228 million, after deducting approximately $33 million of outstanding standby and commercial letters of credit.

Certain foreign subsidiaries of the Company maintain working capital lines of credits with their respective local financial institutions for use in operating activities. At June 30, 2015, the aggregate amount available under these lines of credit totaled approximately $56 million.

The Company was not in default of any of its debt covenants at June 30, 2015.

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

Fair Value Hedges

At June 30, 2015, the Company had $650 million notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate of interest (LIBOR) plus a weighted average spread of approximately 605 basis points. These floating rate swaps are designated as fair value hedges against $650 million of principal on the 7 1⁄2% senior subordinated notes due 2017 for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cash Flow Hedges

At June 30, 2015, the Company had $850 million notional amount outstanding in swap agreements, which includes $350 million notional amount of forward-starting swaps that become effective commencing December 31, 2015, that exchange a variable rate of interest (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through June 2020. At June 30, 2015, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swaps, was approximately 1.3%. The effective portion of the after-tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (loss) (“AOCI”).

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through January 2017. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At June 30, 2015, the Company had approximately $616 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At June 30, 2015, the Company had approximately $408 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through September 2016. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty, and in certain instances, allow the Company to benefit should the cost of the commodity fall below certain dollar thresholds. At June 30, 2015, the Company had approximately $50 million notional amount outstanding of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through December 2016. Fair market value gains or losses are included in the results of operations and are classified in cost of sales.

The following table presents the fair value of derivative financial instruments as of June 30, 2015:

June 30, 2015
(in millions)	Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(8.1)
Foreign currency contracts	12.7
Fair value hedges:
Interest rate swaps	0.8

Subtotal	5.4

Derivatives not designated as effective hedges:
Foreign currency contracts	3.9
Commodity contracts	(4.2)

Subtotal	(0.3)

Total	$5.1

Net Investment Hedge

The Company has designated €300 of the principal balance of its Euro-denominated 3 3/4% senior notes due October 2021 (the “Hedging Instrument”) as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-denominated subsidiaries. Foreign currency gains and losses on the Hedging Instrument are included as a component of AOCI. At June 30, 2015, $45.1 million of after-tax deferred gains have been recorded in AOCI.

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

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit	Description

2.1	Agreement and Plan of Merger, dated July 11, 2015, by and among the Company, TWG Merger Sub, Inc., Waddington Group, Inc. and Olympus Growth Fund V, L.P. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 14, 2015, and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 15, 2005, and incorporated herein by reference).

3.4	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 17, 2011, and incorporated herein by reference).

3.5	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 17, 2014, and incorporated herein by reference).

3.6	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2015, and incorporated herein by reference).

3.7	Second Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 17, 2011, and incorporated herein by reference).

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) and Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2015
JARDEN CORPORATION
(Registrant)

By:	/s/ James L. Cunningham III
Name:	James L. Cunningham III
Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) and Notes to Condensed Consolidated Financial Statements.

*	Filed herewith