Form 10-Q
period 2015-09-30
JARDEN CORP
filed 2015-11-05
CIK 895655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2015
Common Stock, par value $0.01 per share	220,354,000 shares

JARDEN CORPORATION

Quarterly Report on Form 10-Q

For the three and nine months ended September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net sales	$2,256.3	$2,142.2	$5,993.5	$5,849.1
Cost of sales	1,562.8	1,468.9	4,192.0	4,059.4

Gross profit	693.5	673.3	1,801.5	1,789.7
Selling, general and administrative expenses	443.3	442.7	1,388.0	1,303.2
Restructuring costs, net	0.5	0.5	5.0	3.1

Operating earnings	249.7	230.1	408.5	483.4
Interest expense, net	57.2	52.7	162.0	159.6
Loss on early extinguishment of debt	—	—	—	54.4

Income before taxes	192.5	177.4	246.5	269.4
Income tax provision	72.3	68.8	95.9	105.0

Net income	$120.2	$108.6	$150.6	$164.4

Earnings per share:
Basic	$0.60	$0.59	$0.79	$0.89
Diluted	$0.57	$0.58	$0.75	$0.87
Weighted average shares outstanding:
Basic	200.1	184.3	190.6	185.6
Diluted	209.3	187.7	199.5	189.5

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Comprehensive income:
Net income	$120.2	$108.6	$150.6	$164.4
Other comprehensive income (loss), before tax:
Cumulative translation adjustment	(77.9)	(63.4)	(145.3)	(57.7)
Derivative financial instruments	5.5	17.7	(5.2)	7.7
Accrued benefit cost	1.7	1.8	6.0	4.1
Unrealized gain on investment	—	(4.4)	—	—

Total other comprehensive income (loss), before tax	(70.7)	(48.3)	(144.5)	(45.9)
Income tax (provision) benefit related to other comprehensive income (loss)	(1.1)	(5.2)	(8.4)	(4.4)

Comprehensive income (loss)	$48.4	$55.1	$(2.3)	$114.1

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share amounts)

	September 30, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$1,095.5	$1,164.8
Accounts receivable, net of allowances of $124.3 and $119.7 at September 30, 2015 and December 31, 2014, respectively	1,450.0	1,277.9
Inventories	2,084.5	1,504.7
Deferred taxes on income	244.1	166.2
Prepaid expenses and other current assets	185.8	204.4

Total current assets	5,059.9	4,318.0

Property, plant and equipment, net	942.2	849.9
Goodwill	3,531.8	2,880.2
Intangibles, net	3,169.2	2,598.5
Other assets	172.4	152.7

Total assets	$12,875.5	$10,799.3

Liabilities:
Short-term debt and current portion of long-term debt	$545.0	$594.9
Accounts payable	793.6	809.9
Accrued salaries, wages and employee benefits	199.8	195.1
Other current liabilities	496.2	477.3

Total current liabilities	2,034.6	2,077.2

Long-term debt	5,313.1	4,464.0
Deferred taxes on income	1,454.0	1,222.1
Other non-current liabilities	493.6	426.7

Total liabilities	9,295.3	8,190.0

Commitments and contingencies (see Note 10)	—	—
Stockholders’ equity:
Preferred stock ($0.01 par value, 5.0 shares authorized, no shares issued at September 30, 2015 and December 31, 2014)	—	—
Common stock ($0.01 par value, 500 and 300 shares authorized at September 30, 2015 and December 31, 2014, respectively, 251.7 and 233.3 shares issued at September 30, 2015 and December 31, 2014, respectively)	2.5	2.3
Additional paid-in capital	3,541.9	2,515.5
Retained earnings	1,435.3	1,284.7
Accumulated other comprehensive income (loss)	(333.6)	(180.7)
Less: Treasury stock (41.4 and 41.3 shares, at cost, at September 30, 2015 and December 31, 2014, respectively)	(1,065.9)	(1,012.5)

Total stockholders’ equity	3,580.2	2,609.3

Total liabilities and stockholders’ equity	$12,875.5	$10,799.3

See accompanying notes to condensed consolidated financial statements.

JARDEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$150.6	$164.4
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	158.8	140.8
Venezuela-related charges	60.6	—
Stock-based compensation	48.2	40.7
Excess tax benefits from stock-based compensation	(21.8)	(35.2)
Other non-cash items	1.7	9.0
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(139.5)	(165.6)
Inventory	(499.0)	(331.6)
Accounts payable	(40.4)	111.6
Other assets and liabilities	51.4	16.0

Net cash used in operating activities	(229.4)	(49.9)

Cash flows from financing activities:
Net change in short-term debt	(65.9)	52.7
Proceeds from issuance of long-term debt	898.8	1,104.8
Payments on long-term debt	(37.2)	(589.6)
Issuance (repurchase) of common stock, net	897.7	(269.5)
Excess tax benefits from stock-based compensation	21.8	35.2
Debt issuance costs	(7.5)	(18.1)
Other	(5.9)	(8.2)

Net cash provided by financing activities	1,701.8	307.3

Cash flows from investing activities:
Additions to property, plant and equipment	(146.5)	(149.2)
Acquisition of businesses, net of cash acquired	(1,393.9)	(517.7)
Other	41.0	3.5

Net cash used in investing activities	(1,499.4)	(663.4)

Effect of exchange rate changes on cash and cash equivalents	(42.3)	(16.2)

Net decrease in cash and cash equivalents	(69.3)	(422.2)
Cash and cash equivalents at beginning of period	1,164.8	1,128.5

Cash and cash equivalents at end of period	$1,095.5	$706.3

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

Supplemental Information

Stock-based compensation (income)/expense, which are included in selling, general and administrative expenses (“SG&A”), was $7.0 and ($0.3) for the three months ended September 30, 2015 and 2014, respectively, and $48.2 and $40.7 for the nine months ended September 30, 2015 and 2014, respectively.

Interest expense is net of interest income of $0.6 and $1.6 for the three months ended September 30, 2015 and 2014, respectively, and $1.8 and $4.4, for the nine months ended September 30, 2015 and 2014, respectively.

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

New Accounting Guidance

In May 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and remove certain related disclosure requirements. ASU 2015-07 is effective for annual periods and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. Since ASU 2015-07 only modifies existing disclosures, the adoption of ASU 2015-07 will not affect the consolidated financial position, results of operations or cash flows of the Company.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09, which supersedes the most current revenue recognition guidance, is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration that an entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 also requires certain disclosures that enable users of the financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” (“ASU 2015-14”). ASU 2015-14 defers the effective date of ASU 2014-09 by one year. As such, ASU 2014-09 is effective for annual reporting periods, including interim periods within that reporting period, beginning after December 15, 2017. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is assessing the impact that the provisions of ASU 2014-09 will have on the consolidated financial position, results of operations and cash flows of the Company.

Adoption of New Accounting Guidance

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 establishes criteria for determining which disposals qualify as discontinued operations and also establishes disclosure requirements for both discontinued operations and material disposals that do not meet the definition of discontinued operations. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014. The adoption of the provisions of ASU 2014-08 did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

2. Acquisitions

2015 Activity

On July 31, 2015 (the “Acquisition Date”), the Company acquired Waddington Group, Inc. (“Waddington”), a leading manufacturer and marketer of premium disposable tableware for commercial, foodservice and retail markets (the “Waddington Acquisition”). The total value of the transaction, including debt repaid, was approximately $1.35 billion, subject to certain adjustments. The Waddington Acquisition is expected to expand the Company’s product offerings and distribution channels, particularly in the business-to-business category, as well as create cross-selling opportunities. Waddington is reported in the Company’s Branded Consumables segment and is included in the Company’s results of operations from the Acquisition Date. The Company’s consolidated statement of operations for both the three and nine months ended September 30, 2015 includes approximately $135 of net sales and approximately $1 of operating loss related to Waddington.

The excess of the cost of the Waddington Acquisition over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. The Company’s preliminary fair valuation of assets acquired and liabilities assumed, which is subject to further refinement, is based on all available information, including, in part, certain preliminary valuations and other analyses. Based on this preliminary fair valuation, the purchase price is allocated as follows:

Preliminary Purchase Price Allocation (in millions):

Preliminary value assigned:
Accounts receivable	$83.5
Inventories	141.2
Other current assets	19.8
Property, plant and equipment	139.6
Intangible assets	615.0
Goodwill	668.1
Other assets	2.4
Accounts payable	(36.6)
Other current liabilities	(78.1)
Long-term debt	(627.3)
Non-current deferred tax liability	(234.7)

Total purchase price, net of cash acquired	$692.9

The following unaudited pro forma financial information presents the combined results of operations of the Company and Waddington for the three and nine months ended September 30, 2015 and 2014 as if the Waddington Acquisition had occurred on January 1, 2014. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the Waddington Acquisition been completed as of January 1, 2014 and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at the Company’s estimated statutory tax rates.

	Three months ended September 30		Nine months ended September 30,
(in millions, except per share data)	2015	2014	2015	2014
Net sales	$2,328.3	$2,315.7	$6,421.1	$6,330.1
Net income	112.3	112.7	147.8	144.6
Earnings per share:
Basic	$0.55	$0.56	$0.72	$0.71
Diluted	$0.52	$0.55	$0.69	$0.70

The unaudited pro forma financial information for three and nine months ended September 30, 2015 and 2014 include $9.7 and $29.1, respectively, for the amortization of purchased intangibles from the Waddington Acquisition based on the preliminary purchase price allocation. The unaudited pro forma financial information for the nine months ended September 30, 2014 also includes $55.0 of non-recurring charges related to the Waddington Acquisition, which are comprised of charges for the fair market value adjustment for manufacturers profit in inventory and other acquisition-related costs.

During the nine months ended September 30, 2015, the Company also completed two tuck-in acquisitions that by nature were complementary to the Company’s core businesses and from an accounting standpoint were not significant.

Subsequent Event

On November 2, 2015, the Company acquired Visant Holding Corp., the parent company of Jostens, Inc. and other entities composing the Jostens business (“Jostens”), which is a market-leading, iconic brand and trusted partner to schools and students nationwide that provides a product portfolio of high quality yearbooks, class and championship rings, caps and gowns, diplomas, and varsity jackets (the “Jostens Acquisition”). The total value of the transaction, including debt repaid, was approximately $1.5 billion, subject to certain adjustments. The Jostens Acquisition is expected to expand the Company’s product offerings and brings customizable production capabilities in printing, jewelry, and apparel. Jostens will be reported in the Company’s Outdoor Solutions segment and will be included in the Company’s results of operations from the date of acquisition. Supplemental pro forma information and the preliminary purchase price allocation have not been provided as estimates of the fair value of the assets acquired and liabilities assumed have not been completed.

2014 Activity

On August 29, 2014, the Company completed the acquisition of Rexair Holdings, Inc. (“Rexair”), a global provider of premium vacuum cleaning systems sold primarily under the Rainbow® brand name. Rexair is reported in the Company’s Consumer Solutions segment and is included in the Company’s results of operations from the date of acquisition.

3. Inventories

Inventories are comprised of the following at September 30, 2015 and December 31, 2014:

(in millions)	September 30, 2015	December 31, 2014
Raw materials and supplies	$312.5	$250.0
Work-in-process	92.6	71.0
Finished goods	1,679.4	1,183.7

Total inventories	$2,084.5	$1,504.7

4. Property, Plant and Equipment

Property, plant and equipment, net, is comprised of the following at September 30, 2015 and December 31, 2014:

(in millions)	September 30, 2015	December 31, 2014
Land	$56.5	$62.5
Buildings	465.5	460.1
Machinery and equipment	1,504.4	1,311.4
Construction-in-progress	93.9	98.8

	2,120.3	1,932.8
Less: Accumulated depreciation	(1,178.1)	(1,082.9)

Total property, plant and equipment, net	$942.2	$849.9

Depreciation of property, plant and equipment was $46.8 and $40.8 for the three months ended September 30, 2015 and 2014, respectively, and $127 and $122 for the nine months ended September 30, 2015 and 2014, respectively.

5. Goodwill and Intangibles

Goodwill activity for the nine months ended September 30, 2015 is as follows:

	Net Book		Foreign	September 30, 2015
(in millions)	Value at December 31, 2014	Additions	Exchange and Other Adjustments	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Goodwill
Branded Consumables	$1,385.1	$668.1	$(3.8)	$2,272.6	$(223.2)	$2,049.4
Consumer Solutions	757.7	—	(15.6)	742.1	—	742.1
Outdoor Solutions	715.7	$10.0	(7.1)	737.1	(18.5)	$718.6
Process Solutions	21.7	—	—	21.7	—	21.7

	$2,880.2	$678.1	$(26.5)	$3,773.5	$(241.7)	$3,531.8

Intangibles activity for the nine months ended September 30, 2015 is as follows:

(in millions)	Gross Carrying Amount at December 31, 2014	Additions	Accumulated Amortization and Foreign Exchange	Net Book Value at September 30, 2015	Amortization Periods (years)
Intangibles
Patents	$9.3	$—	$(5.2)	$4.1	12-30
Manufacturing process and expertise	65.2	10.0	(49.1)	26.1	3-7
Brand names	23.3	2.5	(13.5)	12.3	4-20
Customer relationships and distributor channels	549.6	561.3	(138.4)	972.5	10-35
Trademarks and tradenames	2,131.7	55.0	(32.5)	2,154.2	indefinite

	$2,779.1	$628.8	$(238.7)	$3,169.2

Amortization of intangibles was $15.0 and $7.3 for the three months ended September 30, 2015 and 2014, respectively, and $32.2 and $18.8 for the nine months ended September 30, 2015 and 2014, respectively.

6. Warranty Reserve

The warranty reserve activity for the nine months ended September 30, 2015 is as follows:

(in millions)	2015
Warranty reserve at January 1,	$96.8
Provision for warranties issued	99.1
Warranty claims paid	(102.2)
Acquisitions and other adjustments	(1.9)

Warranty reserve at September 30,	$91.8

7. Debt

Debt is comprised of the following at September 30, 2015 and December 31, 2014:

(in millions)	September 30, 2015	December 31, 2014
Senior Secured Credit Facility Term Loans	$2,884.2	$2,024.6
6 1⁄8% Senior Notes due 2022 (a)	300.0	300.0
3 3⁄4% Senior Notes due 2021 (a)	331.6	357.9
7 1⁄2% Senior Subordinated Notes due 2017 (b)	655.2	650.6
1 7/8% Senior Subordinated Convertible Notes due 2018 (c)	455.9	445.8
1 1⁄2% Senior Subordinated Convertible Notes due 2019 (c)	231.9	226.0
1 1⁄8% Senior Subordinated Convertible Notes due 2034 (c)	497.3	484.1
Securitization Facility	444.7	479.3
Non-U.S. borrowings	48.2	83.2
Other	9.1	7.4

Total debt	5,858.1	5,058.9

Less: current portion	(545.0)	(594.9)

Total long-term debt	$5,313.1	$4,464.0

(a)	Collectively, the “Senior Notes.”
(b)	The “Senior Subordinated Notes.”
(c)	Collectively, the “Senior Subordinated Convertible Notes.”

Senior Secured Credit Facility

In July 2015, the Company borrowed $900 under its senior secured credit facility, which is comprised of $300 under the existing senior secured term loan B1 facility that matures in 2020 and bears interest at LIBOR plus a 275 basis point spread; and $600 under a new senior secured term loan B2 facility that matures in 2022 and bears interest at LIBOR plus a 275 basis point spread. The proceeds were used, in part, to fund a portion of the Waddington Acquisition.

Other

At September 30, 2015 and December 31, 2014, the carrying value of total debt approximates fair market value. The fair market value (Level 1 measurement) of the Senior Notes and the Senior Subordinated Notes is based upon quoted market prices. The fair market value (Level 2 measurement) for all other debt instruments is estimated using interest rates currently available to the Company for debt with similar terms and maturities.

Subsequent Events

In October 2015, the Company borrowed $200 under its senior secured credit facility under its existing senior secured term loan A facility that matures in 2019 and bears interest at LIBOR plus a 175 basis point spread. The proceeds were used to fund a portion of the Jostens Acquisition.

In October 2015, the Company completed the sale of $300 in aggregate principal amount of 5% senior notes that mature in November 2023, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and to certain persons outside of the U.S. pursuant to Regulation S under the Securities Act and received net proceeds of approximately $296, after deducting fees and expenses. These notes are subject to similar restrictive and financial covenants as the Company’s Senior Notes. The proceeds were used to fund a portion of the Jostens Acquisition.

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

Fair Value Hedges

At September 30, 2015, the Company had $650 notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate of interest (LIBOR) plus a weighted average spread of approximately 605 basis points. These floating rate swaps are designated as fair value hedges against $650 of principal on the Senior Subordinated Notes for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt. During October 2015, the Company terminated these swap agreements and received approximately $6 in net proceeds. The gain on the termination of these swaps is deferred as a component of the Senior Subordinated Notes and will be amortized over the remaining life of these notes.

Cash Flow Hedges

At September 30, 2015, the Company had $850 notional amount outstanding in swap agreements, which includes $350 notional amount of forward-starting swaps that become effective commencing December 31, 2015, that exchange a variable rate of interest (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through June 2020. At September 30, 2015, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swaps, was approximately 1.3%. The effective portion of the after-tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (loss) (“AOCI”).

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through March 2017. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At September 30, 2015, the Company had approximately $630 notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At September 30, 2015, the Company had approximately $535 notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through September 2016. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty, and in certain instances, allow the Company to benefit should the cost of the commodity fall below certain dollar thresholds. At September 30, 2015, the Company had approximately $39 notional amount outstanding of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through December 2016. Fair market value gains or losses are included in the results of operations and are classified in cost of sales.

The following table presents the fair value of derivative financial instruments as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Fair Value of Derivatives		Fair Value of Derivatives
(in millions)	Asset (a)	Liability (a)	Asset (a)	Liability (a)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$—	$11.0	$0.6	$7.2
Foreign currency contracts	25.1	5.8	25.9	3.8
Fair value hedges:
Interest rate swaps	3.3	—	—	2.2

Subtotal	28.4	16.8	26.5	13.2

Derivatives not designated as effective hedges:
Foreign currency contracts	8.3	5.4	2.8	1.3
Commodity contracts	—	9.4	—	9.0

Subtotal	8.3	14.8	2.8	10.3

Total	$36.7	$31.6	$29.3	$23.5

(a)	Consolidated balance sheet location:

Asset:      Other current and non-current assets

Liability: Other current and non-current liabilities

The following table presents gain and loss activity (on a pretax basis) for the three and nine months ended September 30, 2015 and 2014 related to derivative financial instruments designated as effective hedges:

	Three months ended September 30, 2015			Three months ended September 30, 2014
	Gain/(Loss)			Gain/(Loss)
(in millions)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(2.9)	$—	$—	$2.8	$—	$—
Foreign currency contracts	15.8	7.4	(1.2)	16.0	1.1	1.0

Total	$12.9	7.4	$(1.2)	$18.8	$1.1	$1.0

Location of gain/(loss) in the consolidated results of operations:
Net sales		$(0.1)	$—		$0.5	$—
Cost of sales		7.5	—		0.6	—
SG&A		—	(1.2)		—	1.0

Total		$7.4	$(1.2)		$1.1	$1.0

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
	Gain/(Loss)			Gain/(Loss)
(in millions)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in Income (b)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(4.4)	$—	$—	$(0.7)	$—	$—
Foreign currency contracts	25.2	26.0	(4.7)	13.7	5.3	(2.9)

Total	$20.8	$26.0	$(4.7)	$13.0	$5.3	$(2.9)

Location of gain/(loss) in the consolidated results of operations:
Net sales		$0.7	$—		$1.5	$—
Cost of sales		25.3	—		3.8	—
SG&A		—	(4.7)		—	(2.9)

Total		$26.0	$(4.7)		$5.3	$(2.9)

(a)	Represents effective portion recognized in Other Comprehensive Income (Loss) (“OCI”).
(b)	Represents portion excluded from effectiveness testing.

At September 30, 2015, deferred net gains of approximately $23 within AOCI are expected to be reclassified to earnings over the next twelve months.

The following table presents gain and loss activity (on a pretax basis) for the three and nine months ended September 30, 2015 and 2014 related to derivative financial instruments not designated as effective hedges:

	Gain/(Loss) Recognized in Income (a)
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Derivatives not designated as effective hedges:
Cash flow hedges:
Foreign currency contracts	$4.3	$6.9	$9.5	$0.5
Commodity contracts	(8.2)	(1.1)	(7.5)	(0.2)

Total	$(3.9)	$5.8	$2.0	$0.3

(a)	Classified in SG&A.

Net Investment Hedge

The Company has designated €300 of the principal balance of its Euro-denominated 3 3⁄4% senior notes due October 2021 (the “Hedging Instrument”) as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-denominated subsidiaries. Foreign currency gains and losses on the Hedging Instrument are included as a component of AOCI. At September 30, 2015, $45.2 of after-tax deferred gains have been recorded in AOCI.

9. Fair Value Measurements

The following table summarizes assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	September 30, 2015				December 31, 2014
	Fair Value Asset (Liability)				Fair Value Asset (Liability)
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$36.7	$—	$36.7	$—	$29.3	$—	$29.3
Liabilities	—	(31.6)	—	(31.6)	—	(23.5)	—	(23.5)
Available-for-sale securities	—	—	—	—	—	1.5	—	1.5
Contingent consideration	—	—	(28.8)	(28.8)	—	—	(32.6)	(32.6)

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

Changes in the fair value of the contingent consideration obligations for the nine months ended September 30, 2015 were as follows:

(in millions)	2015
Contingent consideration at January 1,	$32.6
Acquisitions	8.1
Payments	(6.1)
Adjustments and foreign exchange	(5.8)

Contingent consideration at September 30,	$28.8

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

Due to the uncertainties described above, the Company’s ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of September 30, 2015.

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

11. Earnings Per Share

The computations of the weighted average shares outstanding for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Weighted average shares outstanding:
Basic	200.1	184.3	190.6	185.6
Dilutive share-based awards	0.2	0.3	0.3	0.7
Convertible debt	9.0	3.1	8.6	3.2

Diluted	209.3	187.7	199.5	189.5

Because it is the Company’s intention to redeem the principal amount of the Senior Subordinated Convertible Notes in cash, the treasury stock method is used for determining potential dilution in the diluted earnings per share computation. As of September 30, 2015, there were 6.0 million restricted share awards with performance-based vesting targets that were not met and as such, have been excluded from the computation of diluted earnings per share.

12. Stockholders’ Equity

On July 22, 2015, pursuant to a public offering of its common stock, the Company completed an equity offering of 18.4 million newly-issued shares of common stock at $54.50 per share. The net proceeds to the Company, after the payment of underwriting discounts and commissions of the offering, were approximately $971. The proceeds were used to fund a portion of the Waddington Acquisition.

Subsequent Event

On October 21, 2015, pursuant to a public offering of its common stock, the Company completed an equity offering of 10.0 million newly-issued shares of common stock at $49.00 per share. The net proceeds to the Company, after the payment of underwriting discounts and commissions of the offering, were approximately $477. The proceeds were used to fund a portion of the Jostens Acquisition. In connection with the offering, the Company has granted an option to the underwriters that expires on November 14, 2015 to purchase up to an additional 1.5 million shares of its common stock.

13. Employee Benefit Plans

The components of pension and postretirement benefit expense for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Pension Benefits
	Three months ended September 30,
	2015			2014
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$—	$0.5	$0.5	$—	$0.5	$0.5
Interest cost	2.9	0.3	3.2	3.6	0.6	4.2
Expected return on plan assets	(4.1)	(0.3)	(4.4)	(4.4)	(0.3)	(4.7)
Amortization, net	1.5	0.3	1.8	1.3	0.1	1.4

Net periodic expense	0.3	0.8	1.1	0.5	0.9	1.4
Curtailments and settlements	—	0.3	0.3	—	—	—

Total Pension Cost	$0.3	$1.1	$1.4	$0.5	$0.9	$1.4

	Nine months ended September 30,
	2015			2014
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$—	$1.7	$1.7	$—	$1.6	$1.6
Interest cost	8.7	1.1	9.8	10.9	1.8	12.7
Expected return on plan assets	(12.3)	(0.9)	(13.2)	(13.1)	(1.0)	(14.1)
Amortization, net	4.3	0.9	5.2	3.7	0.3	4.0

Net periodic expense	0.7	2.8	3.5	1.5	2.7	4.2
Curtailments and settlements	—	0.3	0.3	—	—	—

Total Pension Cost	$0.7	$3.1	$3.8	$1.5	$2.7	$4.2

	Postretirement Benefits
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Interest cost	$0.1	$—	$0.2	$0.2
Amortization, net	(0.1)	(0.1)	(0.2)	(0.4)

Net periodic expense	$—	$(0.1)	$—	$(0.2)

14. Restructuring Costs

Details and the activity related to accrued restructuring costs as of and for the nine months ended September 30, 2015 are as follows:

(in millions)	Accrual Balance at December 31, 2014	Restructuring Costs, net	Payments	Foreign Currency and Other	Accrual Balance at September 30, 2015
Severance and other employee-related	$5.4	$1.2	$(4.3)	$(0.5)	$1.8
Other costs	5.4	3.8	(4.1)	(0.1)	5.0

Total	$10.8	$5.0	$(8.4)	$(0.6)	$6.8

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

The Branded Consumables segment manufactures or sources, markets and distributes a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples, including arts and crafts paint brushes, air fresheners, brooms, brushes, buckets, children’s card games, clothespins, collectible tins, condoms, cord, rope and twine, premium disposable tableware, dusters, dust pans, feeding bottles, fencing, fire extinguishing products, firelogs and firestarters, foam coolers, fresh preserving jars and accessories, home decor accessories, home fragrance products, kitchen matches, mops, other craft items, pacifiers, plastic cutlery, playing cards and accessories, rubber gloves and related cleaning products, safes, premium scented candles and accessories, security cameras, security doors, smoke and carbon monoxide alarms, soothers, sponges, storage organizers and workshop accessories, teats, toothpicks, travel sprays, window guards and other accessories. This segment markets our products under brand names such as Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, Billy Boy®, BRK®, Crawford®, Diamond®, Envirocoller®, Fiona®, First Alert®, First Essentials®, Hoyle®, Java-Log®, KEM®, Kerr®, Lehigh®, Lifoam®, Lillo®, Loew-Cornell®, Mapa®, Millefiori®, NUK®, Pine Mountain®, ProPak®, Quickie Green Cleaning®, Quickie Home-Pro®, Quickie Microban®, Quickie Original®, Quickie Professional®, Spontex®, Tigex®, Waddington, Wellington®, Yankee Candle® and YOU®, among others.

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

The Outdoor Solutions segment manufactures or sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. For general outdoor activities, the Outdoor Solutions segment is a leading provider of active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas grills, lanterns and flashlights, sleeping bags, tents and water recreation products such as inflatable boats, kayaks and tow-behinds under brand names such as Campingaz®, Coleman®, Esky® and Invicta®. The Outdoor Solutions segment is also a leading provider of fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Greys®, Gulp!®, Hardy®, JRC™, Mitchell®, PENN®, Pflueger®, Sebile®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, softball, football, basketball and lacrosse products are sold under brand names such as deBeer®, Gait®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas®, Dalbello®, Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Helium®, Hodgman®, MadDog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as CAPP3L®, Dalbello®, Ex Officio®, K2®, Marker®, Marmot®, Planet Earth®, Ride®, Squadra®, Völkl® and Zoot®, and premium air beds under the AeroBed® brand.

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

Segment information as of and for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three months ended September 30, 2015
(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$910.5	$602.4	$654.5	$114.2	$(25.3)	$2,256.3	$—	$2,256.3

Segment earnings (loss)	173.7	98.3	88.9	15.1	—	376.0	(27.7)	348.3
Adjustments to reconcile to reported operating earnings (loss):
Fair market value adjustment to inventory	(18.2)	—	(2.5)	—	—	(20.7)	—	(20.7)
Restructuring costs, net	(0.5)	—	—	—	—	(0.5)	—	(0.5)
Acquisition-related and other costs	(4.9)	0.7	(5.9)	—	—	(10.1)	(5.5)	(15.6)
Depreciation and amortization	(34.1)	(9.4)	(13.5)	(3.0)	—	(60.0)	(1.8)	(61.8)

Operating earnings (loss)	$116.0	$89.6	$67.0	$12.1	$—	$284.7	$(35.0)	$249.7

Other segment data:
Total assets	$6,067.4	$2,644.5	$2,903.0	$205.9	$—	$11,820.8	$1,054.7	$12,875.5

	Three months ended September 30, 2014
(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$768.0	$612.4	$679.1	$104.9	$(22.2)	$2,142.2	$—	$2,142.2

Segment earnings (loss)	135.1	98.1	87.7	11.8	—	332.7	(24.3)	308.4
Adjustments to reconcile to reported operating earnings (loss):
Fair market value adjustment to inventory	(1.5)	(10.8)	—	—	—	(12.3)	—	(12.3)
Restructuring costs, net	—	(0.5)	—	—	—	(0.5)	—	(0.5)
Acquisition-related and other costs	(2.7)	(0.1)	(7.1)	—	—	(9.9)	(4.2)	(14.1)
Venezuela-related charges	—	—	—	—	—	—	(3.3)	(3.3)
Depreciation and amortization	(21.9)	(8.0)	(14.2)	(2.7)	—	(46.8)	(1.3)	(48.1)

Operating earnings (loss)	$109.0	$78.7	$66.4	$9.1	$—	$263.2	$(33.1)	$230.1

	Nine months ended September 30, 2015
(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$2,233.1	$1,455.2	$2,032.7	$342.9	$(70.4)	$5,993.5	$—	$5,993.5

Segment earnings (loss)	364.2	192.6	214.2	45.9	—	816.9	(110.9)	706.0
Adjustments to reconcile to reported operating earnings (loss):
Fair market value adjustment to inventory	(18.2)	—	(2.5)	—	—	(20.7)	—	(20.7)
Restructuring costs, net	(3.0)	—	—	—	—	(3.0)	(2.0)	(5.0)
Acquisition-related and other costs	(14.8)	(8.5)	(20.6)	—	—	(43.9)	(8.5)	(52.4)
Venezuela-related charges	—	—	—	—	—	—	(60.6)	(60.6)
Depreciation and amortization	(75.9)	(28.4)	(40.8)	(8.8)	—	(153.9)	(4.9)	(158.8)

Operating earnings (loss)	$252.3	$155.7	$150.3	$37.1	$—	$595.4	$(186.9)	$408.5

	Nine months ended September 30, 2014
(in millions)	Branded Consumables	Consumer Solutions	Outdoor Solutions	Process Solutions	Intercompany Eliminations	Total Operating Segments	Corporate/ Unallocated	Consolidated
Net sales	$2,074.2	$1,402.0	$2,118.1	$319.0	$(64.2)	$5,849.1	$—	$5,849.1

Segment earnings (loss)	315.6	189.9	243.2	42.4	—	791.1	(97.9)	693.2
Adjustments to reconcile to reported operating earnings (loss):
Fair market value adjustment to inventory	(1.5)	(12.1)	—	—	—	(13.6)	—	(13.6)
Restructuring costs, net	—	(1.5)	(1.6)	—	—	(3.1)	—	(3.1)
Acquisition-related and other costs	(9.1)	(4.1)	(17.5)	—	—	(30.7)	(4.7)	(35.4)
Venezuela-related charges	—	—	—	—	—	—	(16.9)	(16.9)
Depreciation and amortization	(63.8)	(22.4)	(42.3)	(8.3)	—	(136.8)	(4.0)	(140.8)

Operating earnings (loss)	$241.2	$149.8	$181.8	$34.1	$—	$606.9	$(123.5)	$483.4

16. Accumulated Other Comprehensive Income (Loss)

AOCI activity for the nine months ended September 30, 2015 is as follows:

(in millions)	Cumulative Translation Adjustment	Derivative Financial Instruments	Accrued Benefit Cost	AOCI
AOCI balance at December 31, 2014	$(139.5)	$13.4	$(54.6)	$(180.7)
AOCI activity, net of tax:
OCI excluding reclassifications	(154.0)	11.2	0.7	(142.1)
Reclassifications to earnings	—	(14.0)	3.2	(10.8)

Subtotal OCI, net of tax	(154.0)	(2.8)	3.9	(152.9)

AOCI balance at September 30, 2015	$(293.5)	$10.6	$(50.7)	$(333.6)

For the three and nine months ended September 30, 2015 and 2014, reclassifications from AOCI to the results of operations for the Company’s pension and postretirement benefit plans were an expense of $1.7 and $1.3, respectively, and $5.0 and $3.6, respectively, and primarily represent the amortization of net actuarial losses (see Note 13). For the three and nine months ended September 30, 2015 and 2014, reclassifications from AOCI to the results of operations for the Company’s derivative financial instruments for effective cash flow hedges were income of $7.4 and $1.1, respectively, and $26.0 and $5.3, respectively (see Note 8).

The income tax (provision) benefit allocated to the components of OCI for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Cumulative translation adjustment	$—	$—	$(8.7)	$—
Derivative financial instruments	(0.5)	(6.0)	2.4	(2.9)
Accrued benefit cost	(0.6)	(0.7)	(2.1)	(1.5)
Unrealized gain on investment	—	1.5	—	—

Income tax (provision) benefit related to OCI	$(1.1)	$(5.2)	$(8.4)	$(4.4)

17. Condensed Consolidating Financial Data

The Company provides condensed consolidating financial data for its subsidiaries that are guarantors of its registered public debt. The Company’s 6 1⁄8% senior notes due 2022 and Senior Subordinated Notes (see Note 7) are fully guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The guarantees of the Guarantor Subsidiaries are subject to release only in certain limited circumstances. The Company’s non-United States subsidiaries and those domestic subsidiaries who are not guarantors (“Non-Guarantor Subsidiaries”) are not guaranteeing these notes. Presented below is the condensed consolidating financial data of the Company (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis, using the equity method of accounting for subsidiaries as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014.

Condensed Consolidating Results of Operations

	Three months ended September 30, 2015
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,560.9	$938.6	$(243.2)	$2,256.3
Cost of sales	—	1,101.6	704.4	(243.2)	1,562.8

Gross profit	—	459.3	234.2	—	693.5
Selling, general and administrative expenses	32.6	211.7	199.0	—	443.3
Restructuring costs, net	—	—	0.5	—	0.5

Operating earnings (loss)	(32.6)	247.6	34.7	—	249.7
Interest expense, net	36.3	16.5	4.4	—	57.2

Income (loss) before taxes and equity earnings of subsidiaries	(68.9)	231.1	30.3	—	192.5
Income tax provision (benefit)	(26.0)	87.4	10.9	—	72.3
Equity earnings of subsidiaries	163.1	24.8	—	(187.9)	—

Net income (loss)	120.2	168.5	19.4	(187.9)	120.2
Other comprehensive income (loss), net of tax	(71.8)	(56.9)	(69.8)	126.7	(71.8)

Comprehensive income (loss)	$48.4	$111.6	$(50.4)	$(61.2)	$48.4

	Three months ended September 30, 2014
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,487.7	$873.8	$(219.3)	$2,142.2
Cost of sales	—	1,057.5	630.7	(219.3)	1,468.9

Gross profit	—	430.2	243.1	—	673.3
Selling, general and administrative expenses	28.6	268.6	145.5	—	442.7
Restructuring costs, net	—	—	0.5	—	0.5

Operating earnings (loss)	(28.6)	161.6	97.1	—	230.1
Interest expense, net	33.7	16.6	2.4	—	52.7

Income (loss) before taxes and equity earnings of subsidiaries	(62.3)	145.0	94.7	—	177.4
Income tax provision (benefit)	(23.5)	54.9	37.4	—	68.8
Equity earnings of subsidiaries	147.4	50.9	—	(198.3)	—

Net income (loss)	108.6	141.0	57.3	(198.3)	108.6
Other comprehensive income (loss), net of tax	(53.5)	(92.7)	(112.3)	205.0	(53.5)

Comprehensive income (loss)	$55.1	$48.3	$(55.0)	$6.7	$55.1

	Nine months ended September 30, 2015
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,245.0	$2,375.4	$(626.9)	$5,993.5
Cost of sales	—	3,045.5	1,773.4	(626.9)	4,192.0

Gross profit	—	1,199.5	602.0	—	1,801.5
Selling, general and administrative expenses	118.3	774.5	495.2	—	1,388.0
Restructuring costs, net	2.0	1.5	1.5	—	5.0

Operating earnings (loss)	(120.3)	423.5	105.3	—	408.5
Interest expense, net	104.1	49.0	8.9	—	162.0

Income (loss) before taxes and equity earnings of subsidiaries	(224.4)	374.5	96.4	—	246.5
Income tax provision (benefit)	(84.9)	141.7	39.1	—	95.9
Equity earnings of subsidiaries	290.1	57.4	—	(347.5)	—

Net income (loss)	150.6	290.2	57.3	(347.5)	150.6
Other comprehensive income (loss), net of tax	(152.9)	(95.3)	(132.3)	227.6	(152.9)

Comprehensive income (loss)	$(2.3)	$194.9	$(75.0)	$(119.9)	$(2.3)

	Nine months ended September 30, 2014
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,037.9	$2,428.4	$(617.2)	$5,849.1
Cost of sales	—	2,914.9	1,761.7	(617.2)	4,059.4

Gross profit	—	1,123.0	666.7	—	1,789.7
Selling, general and administrative expenses	93.4	774.2	435.6	—	1,303.2
Restructuring costs, net	—	—	3.1	—	3.1

Operating earnings (loss)	(93.4)	348.8	228.0	—	483.4
Interest expense, net	104.3	49.1	6.2	—	159.6
Loss on early extinguishment of debt	54.4	—	—	—	54.4

Income (loss) before taxes and equity earnings of subsidiaries	(252.1)	299.7	221.8	—	269.4
Income tax provision (benefit)	(94.8)	113.4	86.4	—	105.0
Equity earnings of subsidiaries	321.7	112.7	—	(434.4)	—

Net income (loss)	164.4	299.0	135.4	(434.4)	164.4
Other comprehensive income (loss), net of tax	(50.3)	(86.0)	(106.2)	192.2	(50.3)

Comprehensive income (loss)	$114.1	$213.0	$29.2	$(242.2)	$114.1

Condensed Consolidating Balance Sheets

	As of September 30, 2015
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$709.5	$4.3	$381.7	$—	$1,095.5
Accounts receivable	—	4.1	1,445.9	—	1,450.0
Inventories	—	1,245.7	838.8	—	2,084.5
Other current assets	32.9	264.1	132.9	—	429.9

Total current assets	742.4	1,518.2	2,799.3	—	5,059.9

Property, plant and equipment, net	52.2	470.8	419.2	—	942.2
Goodwill	—	2,572.2	959.6	—	3,531.8
Intangibles, net	—	2,338.8	830.4	—	3,169.2
Intercompany receivables	4,369.6	3,560.8	3,159.4	(11,089.8)	—
Investment in subsidiaries	8,160.3	1,983.7	—	(10,144.0)	—
Other non-current assets	59.3	26.6	86.5	—	172.4

Total assets	$13,383.8	$12,471.1	$8,254.4	$(21,233.8)	$12,875.5

Liabilities and stockholders’ equity
Short-term debt and current portion of long-term debt	$56.1	$1.5	$487.4	$—	$545.0
Accounts payable	4.8	491.8	297.0	—	793.6
Other current liabilities	132.9	281.4	281.7	—	696.0

Total current liabilities	193.8	774.7	1,066.1	—	2,034.6

Long-term debt	5,302.0	3.2	7.9	—	5,313.1
Intercompany payables	3,947.2	3,091.3	4,051.3	(11,089.8)	—
Deferred taxes on income	116.0	1,031.1	306.9	—	1,454.0
Other non-current liabilities	244.6	141.1	107.9	—	493.6
Total stockholders’ equity	3,580.2	7,429.7	2,714.3	(10,144.0)	3,580.2

Total liabilities and stockholders’ equity	$13,383.8	$12,471.1	$8,254.4	$(21,233.8)	$12,875.5

	As of December 31, 2014
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$728.8	$9.3	$426.7	$—	$1,164.8
Accounts receivable	—	1.2	1,276.7	—	1,277.9
Inventories	—	919.4	585.3	—	1,504.7
Other current assets	38.3	161.7	170.6	—	370.6

Total current assets	767.1	1,091.6	2,459.3	—	4,318.0

Property, plant and equipment, net	47.0	456.5	346.4	—	849.9
Goodwill	—	2,572.0	308.2	—	2,880.2
Intangibles, net	—	2,350.7	247.8	—	2,598.5
Intercompany receivables	4,641.2	4,758.6	4,547.7	(13,947.5)	—
Investment in subsidiaries	7,111.3	2,029.1	—	(9,140.4)	—
Other non-current assets	56.4	26.9	69.4	—	152.7

Total assets	$12,623.0	$13,285.4	$7,978.8	$(23,087.9)	$10,799.3

Liabilities and stockholders’ equity
Short-term debt and current portion of long-term debt	$47.0	$1.6	$546.3	$—	$594.9
Accounts payable	8.7	529.8	271.4	—	809.9
Other current liabilities	63.6	337.4	271.4	—	672.4

Total current liabilities	119.3	868.8	1,089.1	—	2,077.2

Long-term debt	4,442.0	4.2	17.8	—	4,464.0
Intercompany payables	5,197.4	4,044.0	4,706.1	(13,947.5)	—
Deferred taxes on income	100.4	1,039.3	82.4	—	1,222.1
Other non-current liabilities	154.6	160.5	111.6	—	426.7
Total stockholders’ equity	2,609.3	7,168.6	1,971.8	(9,140.4)	2,609.3

Total liabilities and stockholders’ equity	$12,623.0	$13,285.4	$7,978.8	$(23,087.9)	$10,799.3

Condensed Consolidating Statements of Cash Flows

	Nine months ended September 30, 2015
(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities, net	$(71.6)	$10.7	$(168.5)	$—	$(229.4)
Financing activities:
Net change in short-term debt	—	(0.5)	(65.4)	—	(65.9)
(Payments on) proceeds from intercompany transactions	(332.3)	96.6	240.3	(4.6)	—
Proceeds from issuance of long-term debt	896.8	—	2.0	—	898.8
Payments on long-term debt	(36.0)	(0.6)	(0.6)	—	(37.2)
Issuance (repurchase) of common stock, net	897.7	—	—	—	897.7
Excess tax benefits from stock-based compensation	21.8	—	—	—	21.8
Other	(7.5)	(0.4)	(5.5)	—	(13.4)

Net cash provided by (used in) financing activities	1,440.5	95.1	170.8	(4.6)	1,701.8

Investing activities:
Additions to property, plant and equipment	(10.0)	(97.2)	(39.3)	—	(146.5)
Acquisition of businesses, net of cash acquired	(1,378.2)	(7.1)	(8.6)	—	(1,393.9)
Intercompany investing activities, net	—	(4.6)	—	4.6	—
Other	—	(1.9)	42.9	—	41.0

Net cash provided by (used in) investing activities	(1,388.2)	(110.8)	(5.0)	4.6	(1,499.4)

Effect of exchange rate changes on cash	—	—	(42.3)	—	(42.3)

Net decrease in cash and cash equivalents	(19.3)	(5.0)	(45.0)	—	(69.3)
Cash and cash equivalents at beginning of year	728.8	9.3	426.7	—	1,164.8

Cash and cash equivalents at end of year	$709.5	$4.3	$381.7	$—	$1,095.5

	Nine months ended September 30, 2014
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities, net	$(173.5)	$204.8	$(76.1)	$(5.1)	$(49.9)
Financing activities:
Net change in short-term debt	—	—	52.7	—	52.7
(Payments on) proceeds from intercompany transactions	(409.0)	249.2	154.7	5.1	—
Proceeds from issuance of long-term debt	1,092.5	1.6	10.7	—	1,104.8
Payments on long-term debt	(588.0)	(1.0)	(0.6)	—	(589.6)
Issuance (repurchase) of common stock, net	(269.5)	—	—	—	(269.5)
Excess tax benefits from stock-based compensation	35.2	—	—	—	35.2
Other	(18.1)	(7.6)	(0.6)	—	(26.3)

Net cash provided by (used in) financing activities	(156.9)	242.2	216.9	5.1	307.3

Investing activities:
Additions to property, plant and equipment	(3.2)	(94.7)	(51.3)	—	(149.2)
Acquisition of businesses, net of cash acquired	—	(340.4)	(177.3)	—	(517.7)
Other	—	(1.0)	4.5	—	3.5

Net cash used in investing activities	(3.2)	(436.1)	(224.1)	—	(663.4)

Effect of exchange rate changes on cash	—	—	(16.2)	—	(16.2)

Net decrease in cash and cash equivalents	(333.6)	10.9	(99.5)	—	(422.2)
Cash and cash equivalents at beginning of year	630.8	13.5	484.2	—	1,128.5

Cash and cash equivalents at end of year	$297.2	$24.4	$384.7	$—	$706.3

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

The Branded Consumables segment manufactures or sources, markets and distributes a broad line of branded consumer products, many of which are affordable, consumable and fundamental household staples, including arts and crafts paint brushes, air fresheners, brooms, brushes, buckets, children’s card games, clothespins, collectible tins, condoms, cord, rope and twine, premium disposable tableware, dusters, dust pans, feeding bottles, fencing, fire extinguishing products, firelogs and firestarters, foam coolers, fresh preserving jars and accessories, home decor accessories, home fragrance products, kitchen matches, mops, other craft items, pacifiers, plastic cutlery, playing cards and accessories, rubber gloves and related cleaning products, safes, premium scented candles and accessories, security cameras, security doors, smoke and carbon monoxide alarms, soothers, sponges, storage organizers and workshop accessories, teats, toothpicks, travel sprays, window guards and other accessories. This segment markets our products under brand names such as Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, Billy Boy®, BRK®, Crawford®, Diamond®, Envirocoller®, Fiona®, First Alert®, First Essentials®, Hoyle®, Java-Log®, KEM®, Kerr®, Lehigh®, Lifoam®, Lillo®, Loew-Cornell®, Mapa®, Millefiori®, NUK®, Pine Mountain®, ProPak®, Quickie Green Cleaning®, Quickie Home-Pro®, Quickie Microban®, Quickie Original®, Quickie Professional®, Spontex®, Tigex®, Waddington, Wellington®, Yankee Candle® and YOU®, among others.

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

The Outdoor Solutions segment manufactures or sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. For general outdoor activities, the Outdoor Solutions segment is a leading provider of active lifestyle products, offering an array of products that include camping and outdoor equipment such as air beds, camping stoves, coolers, foldable furniture, gas grills, lanterns and flashlights, sleeping bags, tents and water recreation products such as inflatable boats, kayaks and tow-behinds under brand names such as Campingaz®, Coleman®, Esky® and Invicta®. The Outdoor Solutions segment is also a leading provider of fishing equipment under brand names such as Abu Garcia®, All Star®, Berkley®, Fenwick®, Greys®, Gulp!®, Hardy®, JRC™, Mitchell®, PENN®, Pflueger®, Sebile®, Sevenstrand®, Shakespeare®, Spiderwire®, Stren®, Trilene®, Ugly Stik® and Xtools®. Team sports equipment for baseball, softball, football, basketball and lacrosse products are sold under brand names such as deBeer®, Gait®, Miken®, Rawlings® and Worth®. Alpine and nordic skiing, snowboarding, snowshoeing and in-line skating products are sold under brand names such as Atlas®, Dalbello®, Full Tilt®, K2®, Line®, Little Bear®, Madshus®, Marker®, Morrow®, Ride®, Tubbs®, Völkl® and 5150®. Water sports equipment, personal flotation devices and all-terrain vehicle gear are sold under brand names such as Helium®, Hodgman®, MadDog Gear®, Sevylor®, Sospenders® and Stearns®. The Company also sells high performance technical and outdoor apparel and equipment under brand names such as CAPP3L®, Dalbello®, Ex Officio®, K2®, Marker®, Marmot®, Planet Earth®, Ride®, Squadra®, Völkl® and Zoot®, and premium air beds under the AeroBed® brand.

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

Summary of Significant 2015 Activities

•	On November 2, 2015, the Company acquired Visant Holding Corp., the parent company of Jostens, Inc. and other entities composing the Jostens business (“Jostens”), which is a market-leading, iconic brand and trusted partner to schools and students nationwide that provides a product portfolio of high quality yearbooks, class and championship rings, caps and gowns, diplomas, and varsity jackets (the “Jostens Acquisition”).

•	In October 2015, the Company borrowed $200 million under its senior secured credit facility under its existing senior secured term loan A facility that matures in 2019.

•	In October 2015, the Company completed the sale of $300 million in aggregate principal amount of 5% senior notes that mature in November 2023, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and to certain persons outside of the U.S. pursuant to Regulation S under the Securities Act.

•	On October 21, 2015, pursuant to a public offering of its common stock, the Company completed an equity offering of 10.0 million newly-issued shares of common stock at $49.00 per share.

•	On July 31, 2015, the Company acquired Waddington Group, Inc. (“Waddington”), a leading manufacturer and marketer of premium disposable tableware for commercial, foodservice and retail markets (the “Waddington Acquisition”).

•	In July 2015, the Company borrowed $900 million under its senior secured credit facility (the “Facility”), which is comprised of $300 million under the existing senior secured term loan B1 facility and $600 million under a new senior secured term loan B2 facility.

•	On July 22, 2015, pursuant to a public offering of its common stock, the Company completed an equity offering of 18.4 million newly-issued shares of common stock at $54.50 per share.

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

2015 Activity

On November 2, 2015, the Company acquired Jostens, which is a market-leading, iconic brand and trusted partner to schools and students nationwide that provides a product portfolio of high quality yearbooks, class and championship rings, caps and gowns, diplomas, and varsity jackets. The total value of the transaction, including debt repaid, was approximately $1.5 billion, subject to certain adjustments. The Jostens Acquisition is expected to expand the Company’s product offerings and brings customizable production capabilities in printing, jewelry, and apparel. Jostens will be reported in the Company’s Outdoor Solutions segment and will be included in the Company’s results of operations from the date of acquisition.

On July 31, 2015, the Company acquired Waddington, a leading manufacturer and marketer of premium disposable tableware for commercial, foodservice and retail markets. The total value of the transaction, including debt repaid, was approximately $1.35 billion, subject to certain adjustments. The Waddington Acquisition is expected to expand to the Company’s product offerings, expand distribution channels, particularly in the business-to-business category, as well as create cross-selling opportunities. Waddington is reported in the Company’s Branded Consumables segment and is included in the Company’s results of operations from the date of acquisition.

During the nine months ended September 30, 2015, the Company also completed two tuck-in acquisitions that by nature were complementary to the Company’s core businesses and from an accounting standpoint were not significant.

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

Results of Operations—Comparing 2015 to 2014

	Net Sales		Operating Earnings (Loss)
	Three months ended September 30,		Three months ended September 30,
(in millions)	2015	2014	2015	2014
Branded Consumables	$910.5	$768.0	$116.0	$109.0
Consumer Solutions	602.4	612.4	89.6	78.7
Outdoor Solutions	654.5	679.1	67.0	66.4
Process Solutions	114.2	104.9	12.1	9.1
Corporate	—	—	(35.0)	(33.1)
Intercompany eliminations	(25.3)	(22.2)	—	—

	$2,256.3	$2,142.2	$249.7	$230.1

Note: Changes in net sales on a currency neutral basis that are presented hereafter are provided to enhance visibility of the underlying operations by excluding the impact of foreign currency translation.

Three Months Ended September 30, 2015 versus the Three Months Ended September 30, 2014

Net sales for the three months ended September 30, 2015 increased $114 million, or 5.3%, to $2.3 billion versus the same prior year period. Excluding the impact of the Waddington and Rexair acquisitions (approximately 7%), as well as the negative impact of the Company’s Venezuelan operations (approximately 2%), net sales on a currency-neutral basis increased approximately 6%, primarily due to increased demand both domestically and internationally, primarily in Europe and Latin America, in certain product categories, expanded product offerings and increased sell-through in certain product categories, partially offset by weakness in other product categories. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 6%.

Net sales in the Branded Consumables segment increased $143 million, or 18.6%. Excluding the impact of the Waddington Acquisition (approximately 18%), net sales on a currency-neutral basis increased approximately 6%, primarily due to increased sales of certain product categories in the safety and security and Yankee Candle businesses, largely due to increased sales in Europe and expanded product offerings and increased demand at certain mass market retailers, as well as an increase in international sales in certain products in the home care businesses in part due to new product offerings, promotional strategies and expanded distribution in certain countries. This increase was partially offset by weakness in certain other product categories, in part due to the timing of seasonal sales. Additionally, mandatory smoke detector regulations in France have favorably affected product demand. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 6%.

Net sales in the Consumer Solutions segment decreased $10.0 million, or 1.6%. Excluding the impact of the Rexair Acquisition (approximately 3%), as well as the negative impact of the Company’s Venezuelan operations (approximately 5%), net sales on a currency-neutral basis increased approximately 7%. The increase is primarily due to an increase in domestic sales of approximately 3%, largely due to increased orders in certain small appliance and home environment product categories at certain mass market retailers, as well as increased demand internationally, primarily in Europe and Latin America, which contributed to an increase in net sales of approximately 4%, largely due to expanded product offerings in the small appliance category and increased point of sale. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 6%.

Net sales in the Outdoor Solutions segment decreased $24.6 million, or 3.6%. Net sales on a currency-neutral basis increased approximately 4%, largely due to increased net sales in the camping and outdoor, fishing, team sports and winter sports businesses. This increase is primarily due to increased sales domestically, largely due to increased demand at certain mass market retailers and the timing of sales in certain product categories, as well as increased sales in Europe. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 7%.

Net sales in the Process Solutions segment increased 8.9% on a period-over-period basis, due in part to increased coinage sales.

Cost of Sales

Cost of sales for the three months ended September 30, 2015 increased $93.9 million, or 6.4%, to $1.5 billion versus the same prior year period. The increase was primarily due to increased sales (approximately $205 million), mostly due to acquisitions (approximately $120 million), inclusive of an $18.2 million charge related to a purchase accounting adjustment related to the Waddington Acquisition for the elimination of manufacturer’s profit in inventory, partially offset by the Company’s Venezuelan operations (approximately $20 million) and favorable foreign currency translation (approximately $95 million). Cost of sales as a percentage of net sales for the three months ended September 30, 2015 and 2014 was 69.3% and 68.6%, respectively (68.5% for the three months ended September 30, 2015 excluding the charge for the elimination of manufacturer’s profit in inventory).

Selling, General and Administrative Costs

SG&A for the three months ended September 30, 2015 increased $0.6 million, or 0.1%, to $443 million versus the same prior year period. Favorable foreign currency translation (approximately $25 million) was mostly offset by other items, primarily the impact of acquisitions.

Operating Earnings

Operating earnings for the three months ended September 30, 2015 in the Branded Consumables segment increased $7.0 million, or 6.4%, versus the same prior year period, primarily due the Waddington Acquisition and an increase in gross profit (approximately $7 million), primarily due to the gross margin impact of higher sales and improved margins, partially offset by the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory (approximately $18 million) related to the Waddington Acquisition. Operating earnings for the three months ended September 30, 2015 in the Consumer Solutions segment increased $10.9 million, or 13.9%, versus the same prior year period, primarily due to a decrease in SG&A. Operating earnings for the three months ended September 30, 2015 in the Outdoor Solutions segment increased $0.6 million, or 0.9%, versus the same prior year period, primarily due to a decrease in SG&A (approximately $9 million), mostly offset by a decrease in gross profit, primarily due to the gross margin impact of lower sales. Operating earnings for the three months ended September 30, 2015 in the Process Solutions segment increased $3.0 million, or 33.0%, versus the same prior year period, primarily due to an increase in gross profit.

Interest Expense

Net interest expense increased $4.5 million to $57.2 million for the three months ended September 30, 2015 versus the same prior year period, primarily due to the change in the composition of total debt versus the same prior year period.

Income Taxes

The Company’s reported tax rate for the three months ended September 30, 2015 and 2014 was 37.6% and 38.8%, respectively. The difference from the statutory tax rate to the reported tax rate for the three months ended September 30, 2015 results principally from the U.S. tax expense related to the taxation of foreign income and potential tax exposures. The difference from the statutory tax rate to the reported tax rate for the three months ended September 30, 2014 results principally from the U.S. tax expense related to the taxation of foreign income and U.S. and foreign tax expense for non-deductible transaction expenses related to acquisitions.

Net Income

Net income for the three months ended September 30, 2015 increased $11.6 million to $120.2 million versus the same prior year period. For the three months ended September 30, 2015 and 2014, earnings per diluted share were $0.57 and $0.58, respectively. The increase in net income was primarily due to the gross profit impact of higher sales, in part due to acquisitions.

Nine Months Ended September 30, 2015 versus the Nine Months Ended September 30, 2014

	Net Sales		Operating Earnings (Loss)
	Nine months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Branded Consumables	$2,233.1	$2,074.2	$252.3	$241.2
Consumer Solutions	1,455.2	1,402.0	155.7	149.8
Outdoor Solutions	2,032.7	2,118.1	150.3	181.8
Process Solutions	342.9	319.0	37.1	34.1
Corporate	—	—	(186.9)	(123.5)
Intercompany eliminations	(70.4)	(64.2)	—	—

	$5,993.5	$5,849.1	$408.5	$483.4

Note: Changes in net sales on a currency neutral basis that are presented hereafter are provided to enhance visibility of the underlying operations by excluding the impact of foreign currency translation.

Net sales for the nine months ended September 30, 2015 increased $144.4 million, or 2.5%, to $6.0 billion versus the same prior year period. Excluding the impact of the Waddington and Rexair acquisitions (approximately 4%), as well as the negative impact of the Company’s Venezuelan operations (approximately 1%), net sales on a currency-neutral basis increased approximately 6%, primarily due to increased demand both domestically and internationally, primarily in Europe and Latin America, in certain product categories, expanded product offerings and increased sell-through in certain product categories, partially offset by weakness in other product categories. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 6%.

Net sales in the Branded Consumables segment increased $158.9 million, or 7.7%. Excluding the impact of the Waddington Acquisition (approximately 7%), net sales on a currency-neutral basis increased approximately 7%, primarily due to increased sales of certain product categories in the safety and security and Yankee Candle businesses, largely due to increased sales in Europe and expanded product offerings and increased demand at certain mass market retailers, as well as an increase in international sales in certain products in the baby care and home care businesses in part due to new product offerings, promotional strategies and expanded distribution in certain countries. This increase was partially offset by weakness in certain other product categories, in part due to the timing of seasonal sales. Additionally, mandatory smoke detector regulations in France have favorably affected product demand. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 6%.

Net sales in the Consumer Solutions segment increased $53.2 million, or 3.8%. Excluding the impact of the Rexair Acquisition (approximately 5%), as well as the negative impact of the Company’s subsidiaries operating in Venezuela (approximately 5%), net sales on a currency-neutral basis increased approximately 9%. The increase is primarily due to increased demand internationally, primarily in Europe and Latin America, which contributed to an increase in net sales of approximately 7%, largely due to expanded product offerings in the small appliance category and increased point of sale. Domestic net sales contributed to an increase in net sales of approximately 2%, largely due to increased orders in certain small appliance and home environment product categories at certain mass market retailers. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 6%.

Net sales in the Outdoor Solutions segment decreased $85.4 million, or 4.0%. Net sales on a currency-neutral basis increased approximately 2%, largely due to increased net sales in the apparel, camping and outdoor, team sports and winter sports businesses. This increase is primarily increased demand domestically at certain mass market, sporting goods and specialty retailers and increased point of sale. This increase was partially offset by decreased sales in the fishing business, largely due to decreased demand at certain key customers, in part due to the timing of seasonal purchases. Unfavorable foreign currency translation accounted for a decrease in net sales of approximately 6%.

Net sales in the Process Solutions segment increased 7.5% on a period-over-period basis, primarily due to increased coinage sales.

Cost of Sales

Cost of sales for the nine months ended September 30, 2015 increased $132.6 million, or 3.3%, to $4.2 billion versus the same prior year period. The increase was primarily due to increased sales (approximately $385 million), in part due to acquisitions (approximately $145 million), inclusive of an $18.2 million charge related to a purchase accounting adjustment related to the Waddington Acquisition for the elimination of manufacturer’s profit in inventory, partially offset by the Company’s Venezuelan operations (approximately $40 million) and favorable foreign currency translation (approximately $245 million). Cost of sales as a percentage of net sales for the nine months ended September 30, 2015 and 2014 was 69.9% and 69.4%, respectively (69.6% for the nine months ended September 30, 2015 excluding the charge for the elimination of manufacturer’s profit in inventory).

Selling, General and Administrative Costs

SG&A for the nine months ended September 30, 2015 increased $84.8 million, or 6.5%, to $1.4 billion versus the same prior year period. SG&A as a percentage of net sales for the nine months ended September 30, 2015 and 2014 was 23.2% and 22.2%, respectively. The change is primarily due to the Venezuela-related charges (approximately $61 million) recorded during the nine months ended September 30, 2015. Favorable foreign currency translation was approximately $78 million.

Operating Earnings

Operating earnings for the nine months ended September 30, 2015 in the Branded Consumables segment increased $11.1 million, or 4.6%, versus the same prior year period, primarily due to the Waddington Acquisition, an increase in gross profit (approximately $18 million), primarily due to the gross margin impact of higher sales and improved margins, partially offset by the purchase accounting adjustment for the elimination of manufacturer’s profit in inventory (approximately $18 million) related to the Waddington Acquisition and an increase in SG&A and restructuring costs (collectively, approximately $6 million). Operating earnings for the nine months ended September 30, 2015 in the Consumer Solutions segment increased $5.9 million, or 3.9%, versus the same prior year period, primarily due to an increase in gross profit (approximately $14 million), primarily due to the gross margin impact of higher sales, in part due to the Rexair acquisition, and an increase in SG&A (approximately $9 million). Operating earnings for the nine months ended September 30, 2015 in the Outdoor Solutions segment decreased $31.5 million, or 17.3%, versus the same prior year period, primarily due to a decrease in gross profit (approximately $41 million), primarily due to the gross margin impact of lower sales and a slight decrease in gross margins, partially offset by a decrease in SG&A (approximately $8 million). Operating earnings for the nine months ended September 30, 2015 in the Process Solutions increased $3.0 million, or 8.8%, versus the same prior year period, primarily due to an increase in gross profit.

Interest Expense

Net interest expense increased $2.4 million to $162 million for the nine months ended September 30, 2015 versus the same prior year period, primarily due to the change in the composition of total debt versus the same prior year period.

Income Taxes

The Company’s reported tax rate for the nine months ended September 30, 2015 and 2014 was 38.9% and 39.0%, respectively. The difference from the statutory tax rate to the reported tax rate for the nine months ended September 30, 2015 results principally from the U.S. tax expense related to the taxation of foreign income and potential tax exposures. The difference from the statutory tax rate to the reported tax rate for the nine months ended September 30, 2014 results principally from the U.S. tax expense related to the taxation of foreign income and U.S. and foreign tax expense for non-deductible transaction expenses related to acquisitions.

Net Income

Net income for the nine months ended September 30, 2015 decreased $13.8 million to $151 million versus the same prior year period. For the nine months ended September 30, 2015 and 2014, earnings per diluted share were $0.75 and $0.87, respectively. The decrease in net income was in part due to the Venezuela-related charges (approximately $61 million) recorded during the nine months ended September 30, 2015, partially offset by a decrease in the loss on the extinguishment of debt (approximately $54 million).

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

At September 30, 2015, the Company had cash and cash equivalents of $1.1 billion, of which approximately $371 million was held by the Company’s non-U.S. subsidiaries. The Company believes that its cash and cash equivalents, cash generated from operations and the availability under the Company’s senior secured credit facility, the securitization facility and the credit facilities of certain foreign subsidiaries as of September 30, 2015 provide sufficient liquidity to support working capital requirements, planned capital expenditures, debt obligations, completion of current and future reorganization programs and pension plan contribution requirements for the foreseeable future, as well as fund the potential repurchase of shares of the Company’s common stock under the Company’s stock repurchase program.

Cash Flows from Operating Activities

Net cash used in operating activities was $229 million and $49.9 million for the nine months ended September 30, 2015 and 2014, respectively. The change is primarily due to unfavorable working capital changes, in part due to comparatively higher seasonal inventory levels in certain businesses, in part due to the timing of purchases and sales for both comparable periods, as inventory levels at September 30, 2015, excluding the impact of the acquisitions, were approximately 10% higher than the comparable prior period-end, partially offset by a decrease in cash paid for interest and taxes (collectively, approximately $37 million).

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.7 billion and $307 million for the nine months ended September 30, 2015 and 2014, respectively. The change is primarily due to the period-over-period change in the issuance/repurchase of common stock, net ($1.2 billion) and the increase in the proceeds from the issuance of long-term debt in excess of payments on long-term debt ($346 million), partially offset by the period-over-period decrease in the net change in short-term debt ($119 million).

Cash Flows from Investing Activities

Net cash used in investing activities was $1.5 billion and $663 million for the nine months ended September 30, 2015 and 2014, respectively. Cash used for the acquisition of businesses, net of cash acquired, increased $876 million versus the same prior year period. Cash provided by other investing activities increased $37 million versus the same prior year period, primarily due to proceeds received during the nine months ended September 30, 2015 related to the sale of a facility during December 2014. For the nine months ended September 30, 2015 and 2014, capital expenditures were $147 million versus $149 million for the same prior year period. The Company expects to maintain capital expenditures at an annualized run-rate in the range of approximately 2.0% to 2.5% of net sales.

CAPITAL RESOURCES

On October 21, 2015, pursuant to a public offering of its common stock, the Company completed an equity offering of 10.0 million newly-issued shares of common stock at $49.00 per share. The net proceeds to the Company, after the payment of underwriting discounts and commissions of the offering, were approximately $477 million. The proceeds were used to fund a portion of the Jostens Acquisition. In connection with the offering, the Company has granted an option to the underwriters that expires on November 14, 2015 to purchase up to an additional 1.5 million shares of its common stock.

In October 2015, the Company borrowed $200 million under its senior secured credit facility under its existing senior secured term loan A facility that matures in 2019 and bears interest at LIBOR plus a 175 basis point spread. The proceeds were used to fund a portion of the Jostens Acquisition.

In October 2015, the Company completed the sale of $300 million in aggregate principal amount of 5% senior notes that mature in November 2023, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act the “Securities Act and to certain persons outside of the U.S. pursuant to Regulation S under the Securities Act and received net proceeds of approximately $296 million, after deducting fees and expenses. These notes are subject to similar restrictive and financial covenants as the Company’s Senior Notes. The proceeds were used to fund a portion of the Jostens Acquisition.

On July 22, 2015, pursuant to a public offering of its common stock, the Company completed an equity offering of 18.4 million newly-issued shares of common stock at $54.50 per share. The net proceeds to the Company, after the payment of underwriting discounts and other expenses of the offering, were approximately $971 million. The net proceeds were used to fund a portion of the Waddington Acquisition.

In July 2015, the Company borrowed $900 million under the Facility, which is comprised of $300 million under the existing senior secured term loan B1 facility that matures in 2020 and bears interest at LIBOR plus a 275 basis point spread; and $600 million under a new senior secured term loan B2 facility that matures in 2022 and bears interest at LIBOR plus a 275 basis point spread. The proceeds were used, in part, to fund a portion of the Waddington Acquisition.

At September 30, 2015, there was no amount outstanding under the Company’s $250 million senior secured revolving credit facility (the “Revolver”) that matures in 2019. The Revolver bears interest at certain selected rates, including LIBOR plus a basis point spread. At September 30, 2015, the commitment fee on unused balances was 0.35% per annum.

The Company maintains a $500 million receivables purchase agreement (the “Securitization Facility”) that matures in October 2016. At September 30, 2015, the borrowing rate margin and the unused line fee on the Securitization Facility were 0.80% and 0.40% per annum, respectively. At September 30, 2015, the Securitization Facility had outstanding borrowings totaling $444 million.

At September 30, 2015, net availability under the Revolver and the Securitization Facility was approximately $224 million, after deducting approximately $37 million of outstanding standby and commercial letters of credit.

Certain foreign subsidiaries of the Company maintain working capital lines of credits with their respective local financial institutions for use in operating activities. At September 30, 2015, the aggregate amount available under these lines of credit totaled approximately $62 million.

The Company was not in default of any of its debt covenants at September 30, 2015.

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

Fair Value Hedges

At September 30, 2015, the Company had $650 million notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate of interest (LIBOR) plus a weighted average spread of approximately 605 basis points. These floating rate swaps are designated as fair value hedges against $650 million of principal on the 7 1⁄2% senior subordinated notes (the “Senior Subordinated Notes”) due 2017 for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt. During October 2015, the Company terminated these swap agreements and received approximately $6 million in net proceeds. The gain on the termination of these swaps is deferred as a component of the Senior Subordinated Notes and will be amortized over the remaining life of these notes.

Cash Flow Hedges

At September 30, 2015, the Company had $850 million notional amount outstanding in swap agreements, which includes $350 million notional amount of forward-starting swaps that become effective commencing December 31, 2015, that exchange a variable rate of interest (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments and have maturity dates through September 2020. At September 30, 2015, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swaps, was approximately 1.3%. The effective portion of the after-tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (loss) (“AOCI”).

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through March 2017. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At September 30, 2015, the Company had approximately $630 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At September 30, 2015, the Company had approximately $535 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through September 2016. Fair market value gains or losses are included in the results of operations and are classified in SG&A.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty, and in certain instances, allow the Company to benefit should the cost of the commodity fall below certain dollar thresholds. At September 30, 2015, the Company had approximately $39 million notional amount outstanding of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through December 2016. Fair market value gains or losses are included in the results of operations and are classified in cost of sales.

The following table presents the fair value of derivative financial instruments as of September 30, 2015:

September 30, 2015
(in millions)	Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Interest rate swaps	$(11.0)
Foreign currency contracts	19.3
Fair value hedges:
Interest rate swaps	3.3

Subtotal	11.6

Derivatives not designated as effective hedges:
Foreign currency contracts	2.9
Commodity contracts	(9.4)

Subtotal	(6.5)

Total	$5.1

Net Investment Hedge

The Company has designated €300 million of the principal balance of its Euro-denominated 3 3⁄4% senior notes due October 2021 (the “Hedging Instrument”) as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-denominated subsidiaries. Foreign currency gains and losses on the Hedging Instrument are included as a component of AOCI. At September 30, 2015, $45.2 million of after-tax deferred gains have been recorded in AOCI.

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

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit	Description

2.1	Agreement and Plan of Merger, dated October 13, 2015, by and among the Company, VHC Merger Sub, Inc., Visant Holding Corp. and the stockholder representatives named therein (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on October 14, 2015, and incorporated herein by reference).

2.2	Agreement and Plan of Merger, dated July 11, 2015, by and among the Company, TWG Merger Sub, Inc., Waddington Group, Inc. and Olympus Growth Fund V, L.P. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 14, 2015, and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 27, 2002, and incorporated herein by reference).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 4, 2002, and incorporated herein by reference).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 15, 2005, and incorporated herein by reference).

3.4	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 17, 2011, and incorporated herein by reference).

3.5	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 17, 2014, and incorporated herein by reference).

3.6	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2015, and incorporated herein by reference).

3.7	Third Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 29, 2014, and incorporated herein by reference).

10.1	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of July 30, 2015, among the Company, as the US Borrower, Barclays Bank PLC, as administrative agent and collateral agent, and the other lenders and letter of credit issuers party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 31, 2015, and incorporated herein by reference).

10.2	Consent, Agreement and Affirmation of Guaranty and Pledge and Security Agreement relating to Amendment No. 1 to Amended and Restated Credit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 31, 2015, and incorporated herein by reference).

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) and Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2015
JARDEN CORPORATION
(Registrant)

By:	/s/ James L. Cunningham III
Name:	James L. Cunningham III
Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) and Notes to Condensed Consolidated Financial Statements.

*	Filed herewith